Form 10-K
period 1996-06-30
ALLEN ETHAN INTERIORS INC
filed 1996-09-27
CIK 896156

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

(Mark One)

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                 June 30, 1996
                         ----------------------------------------------------
                                   or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the transition period from_________________________to____________________

Commission file Number                    1-11806
                      -------------------------------------------------------

Ethan Allen Interiors Inc.; Ethan Allen Inc.; Ethan Allen Finance Corporation;
- ------------------------------------------------------------------------------
                  Ethan Allen Manufacturing Corporation
                  -------------------------------------
           (Exact name of registrant as specified in its charter)
              Delaware                                     06-1275288
- --------------------------------------        --------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                        Ethan Allen Drive, Danbury, CT               06811
- ------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code    (203) 743-8000
                                                  ----------------------------
       Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
               Title of Each Class                On Which Registered
           ----------------------------      ----------------------------
           Common Stock, $.01 par value      New York Stock Exchange, Inc.

            8-3/4% Senior Notes due 2001     New York Stock Exchange, Inc.

       Securities registered pursuant to Section 12(g) of the Act:
                                     None
- -------------------------------------------------------------------------------
                            (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            [x]Yes    [ ]No

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.        [ ]

   The aggregate market value of Common Stock, par value $.01 per share held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on August 28, 1996 was approximately $386,208,128. As of August 28, 1996, there were 14,370,535 shares of Common Stock, par value $.01 outstanding.


                  DOCUMENTS INCORPORATED BY REFERENCE

   The definitive Proxy Statement for the 1996 Annual Shareholders Meeting is incorporated by reference into Part III hereof.

                            TABLE OF CONTENTS

Item                                                                 Page
- ----                                                                ------
                                 PART I

   1. Business                                                       2

   2. Properties                                                     7

   3. Legal Proceedings                                              8

   4. Submission of Matters to a Vote of Security Holders            9


                                 PART II

   5. Market for Registrant's Common Equity and Related
      Stockholder Matters                                           10

   6. Selected Financial Data                                       11

   7. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                           13

   8. Financial Statements and Supplementary Data                   18

   9. Changes in and Disagreements With Accountants on
      Accounting and Financial Disclosure                           39


                                PART III

  10. Directors and Executive Officers of the Registrant            40

  11. Executive Compensation                                        40

  12. Security Ownership of Certain Beneficial Owners
      and Management                                                40

  13. Certain Relationships and Related Transactions                40


                                 PART IV

  14. Exhibits, Financial Statement Schedules, and Reports
      on Form 8-K                                                   41

      Signatures


                                 PART I
                                 ------

Item 1. Business
- ----------------
   Ethan Allen Inc. ("Ethan Allen") is a leading manufacturer and retailer of quality home furnishings, offering a full range of furniture products and accessories. Ethan Allen was founded in 1932 and has sold products since 1937 under the Ethan Allen brand name. Ethan Allen Interiors Inc. (the "Company") is a Delaware corporation, incorporated in 1989.

Industry Segments

   The Company's operations are classified into two business segments: wholesale and retail home furnishings. The wholesale home furnishings segment is principally involved in the manufacture, sale and distribution of home furnishing products to a network of independently-owned and Ethan Allen-owned stores. The retail home furnishings segment sells home furnishing products through a network of Ethan Allen-owned stores. These products consist of case goods (wood furniture), upholstered products, and home accessories. Refer to the information appearing in the section captioned "Segment Information" in the Company's Financial Statements on page 36.

Narrative Description of Business

   Ethan Allen manufactures and distributes three principal product lines:
(i) case goods (wood furnishings), consisting primarily of bedroom and dining room furniture, wall units and tables; (ii) upholstered products, consisting primarily of sofas, loveseats, chairs, recliners and swivel rockers; and (iii) home furnishing accessories including carpeting and area rugs, lighting products, clocks, wall decor, bedding ensembles, draperies and decorative accessories. The following table shows the approximate percentage of wholesale sales of home furnishing products for each of these product lines during the three most recent fiscal years:

                            Fiscal Year Ended June 30:
                            --------------------------
                            1996      1995     1994
                            ----      ----     ----

       Case Goods            58%       60%      61%
       Upholstered
         Products            30        28       28
       Home Furnishing
         Accessories         12        12       11
                            ----      ----     ----
                            100%      100%     100%
                            ====      ====     ====

   Ethan Allen's product strategy has been to expand its home furnishings collections to appeal to a broader consumer base while providing good quality and value. Ethan Allen continuously monitors consumer demands through marketing research and through consultation with its dealers and gallery designers who provide valuable input on consumer tastes and needs. As a result, the Company is able to react quickly to changing consumer tastes and has added eight major new home furnishing collections in the past five years. In addition, Ethan Allen continuously refines and enhances each collection by adding new pieces and, as appropriate, discontinuing or redesigning pieces. This allows the Company to maintain focused lines within each style category which enhances efficiencies. In fiscal 1996, a new formal collection, Regents Park, and a new classic elegance collection, British Classics, were introduced.

   Current products are positioned in terms of selection, quality and value within what management believes are the four most important style categories in home furnishings today: Formal, American Country, Casual Contemporary, and Classic Elegance.

   Ethan Allen's products are grouped into collections within these four style categories. Each collection includes case goods, upholstered products and accessories, each styled with distinct design characteristics. Accessories, including lighting, floor covering, wall decor, draperies and textiles, play an important role in Ethan Allen's marketing program as this enables Ethan Allen to provide a complete home furnishings collection. Ethan Allen's showcase gallery concept allows for the display of these categories in complete room settings which utilize the related collections to project the category lifestyle.

   The following is a summary of Ethan Allen's major categories of home furnishing collections:

             PRINCIPAL
             STYLE               HOME FURNISHING       CASE GOOD     YEAR OF
CATEGORY     CHARACTERISTICS     COLLECTIONS           WOOD TYPE  INTRODUCTION
- ---------    ---------------     ---------------       ---------  ------------
Formal       An opulent style,   Georgian Court        Cherry          1965
             which includes      Medallion             Cherry          1990
             English 18th        18th Century          Mahogany        1987
             Century and 19th    Regents Park          Cherry          1995
             Century Neo-Classic
             styling.

American     Updated country     Farmhouse Pine        Pine            1988
Country      style.              Country Crossings     Maple           1993
                                 Country Colors        Maple           1995

Casual       This style is       American Impressions  Cherry          1992
Contemporary based on classic    American Dimensions   Maple           1992
             contemporary        Radius                Prima           1994
             design elements.                           Vera

Classic      A relaxed yet       Country French        Birch           1984
Elegance     sophisticated mix   Collectors Classics   Various         Various
             of furnishings      Legacy Collection     Maple           1992
             inspired by         British Classics      Maple           1995
             designs found in
             the countryside of
             Europe.

Ethan Allen Gallery Network

    Ethan Allen Galleries. Ethan Allen's products are sold by a network of 288 Ethan Allen galleries which exclusively sell Ethan Allen's products. Home Furniture Today (a leading industry publication) published a survey of America's top 100 furniture retailers for 1995, which ranked Ethan Allen's gallery network as the largest furniture retail network in the United States utilizing the gallery retailing concept. As of June 30, 1996, Ethan Allen owned and operated 60 North American galleries and independent dealers owned and operated 217 North American galleries and 11 galleries are located abroad. The Company closed 14 smaller under-performing Japanese dealer-owned stores in 1996, and replaced them with 3 much larger high volume dealer-owned stores in significant markets in and around Tokyo. In the past six years, Ethan Allen has opened over 100 new stores, many of them relocations. Sales to independent dealer-owned stores accounted for approximately 65% of total net sales of the Company in fiscal 1996. The ten largest independent dealers own a total of 19 galleries, which accounted for approximately 22% of net orders booked in fiscal 1996.

      Ethan Allen desires to maintain independent ownership of most of its retail galleries and has an active program to identify and develop new independent dealers. Independent dealers are required to enter into license agreements with Ethan Allen authorizing the use of certain Ethan Allen service marks and requiring adherence to certain standards of operation. These standards include the exclusive sale of Ethan Allen products. Additionally, dealers are required to enter into warranty service agreements. Ethan Allen is not subject to any territorial or exclusive dealer agreements in the United States.

      Showcase Gallery Concept. Each independent and Ethan Allen-owned gallery employs a consistent showcase gallery concept wherein products are displayed in complete room ensembles, which include furnishings, wall decor, window treatments, floor coverings, accents and accessories. Management believes that the gallery concept results in higher sales of Ethan Allen products by encouraging the consumer to purchase a complete home collection, including case goods, upholstery and accessories, and by providing for a high level of service. The average size of an Ethan Allen gallery is 15,000 square feet.

      Ethan Allen maximizes uniformity of gallery presentation throughout the gallery network through uniform standards of operation. These standards of operation help each gallery present the same high quality image and offer retail customers consistent levels of product selection and service. The galleries are staffed with a sales force consisting of approximately 2,500 trained designers, who assist customers at no additional charge in decorating their homes. Ethan Allen believes this design service gives it an unusual competitive advantage over other furniture retailers.

      In 1992, Ethan Allen instituted a new image and logo program. Additionally, Ethan Allen has undertaken a program to have the exterior and interior presentation of all galleries updated. As of June 30, 1996, 218 stores or 76% of all stores (including dealer-owned and Ethan Allen-owned stores) have either implemented new exteriors or are under renovation. Ethan Allen also provides display planning assistance to dealers to assist them in updating the interior projection of their galleries.

      Ethan Allen recognizes the importance of the gallery network to its long-term success and has developed and maintains a close ongoing relationship with its dealers. Ethan Allen offers substantial services to the Ethan Allen galleries in support of their marketing efforts, including coordinated national advertising, merchandising and display programs, and extensive dealer training seminars and educational materials. Ethan Allen believes that the development of designers, sales managers, service and delivery personnel and dealers is important for the growth of its business. Ethan Allen has, therefore, committed to offer to all dealers a comprehensive training program that will help to develop retail managers/owners, designers and service and delivery personnel to their fullest potential. Ethan Allen has offered dealers various assistance programs, including long-term financial assistance in connection with the financing of their inventory, the opening of new galleries and the renovation of galleries in accordance with Ethan Allen's new image and logo program.

Advertising and Promotion

    Ethan Allen has developed a highly coordinated, nationwide advertising and promotional campaign designed to increase consumer awareness of the breadth of Ethan Allen's product offerings. In addition to a national television campaign, Ethan Allen utilizes direct mail, magazine, newspaper and radio advertising. Ethan Allen believes that its ability to coordinate its advertising efforts with those of its dealers provides a competitive advantage over other home furnishing manufacturers and retailers. Advertising is planned to support the Company's sale periods. In January of 1994, the Company changed to a new annual cycle of six sale events from four, which increased the frequency and shortened the duration of sale periods.

    Ethan Allen's in-house staff, working with a leading advertising firm, has developed and implemented what the Company believes the most extensive national television campaign in the home furnishings industry. This campaign is designed to support the six annual sale periods and to increase the flow of traffic into galleries during the sale periods. Ethan Allen television advertising is aired approximately 24 weeks per year.

    Ethan Allen Interiors magazine, which features Ethan Allen's home furnishing collections, is one of Ethan Allen's most important marketing tools. Approximately, 42 million copies of the magazine, which features sale products, are distributed to consumers during the six sale periods. The Company publishes and sells the magazines to its dealers who, with demographic information collected through independent market research, are able to target potential consumers.

    Ethan Allen's television advertising and direct mail efforts are supported by strong print campaigns in various markets, and in leading home fashion magazines using advertisements and multi-page inserts. The Company coordinates significant advertisements in major newspapers in its major markets. The Ethan Allen Treasury, a complete catalogue of the Ethan Allen home collection which is distributed in the galleries, is one of the most comprehensive home furnishing catalogues in the industry.

Manufacturing

    Ethan Allen is one of the ten largest manufacturers of household furniture in the United States. Ethan Allen manufactures and/or assembles approximately 91% of its products at 20 manufacturing facilities and 3 saw mills, thereby maintaining control over cost, quality and service to its consumers. The case goods facilities are located close to sources of raw materials and skilled craftsmen, predominantly in the Northeast and Southeast regions of the country. Upholstery facilities are located across the country in order to reduce shipping costs to galleries and based upon the availability of skilled craftsmen. Management believes that its manufacturing facilities are currently well positioned to accommodate sales growth.

Distribution

    Ethan Allen distributes its products primarily through eleven regional distribution centers strategically located throughout the United States. These distribution centers hold finished products received from Ethan Allen's manufacturing facilities for shipment to Ethan Allen's dealers or home delivery service centers. Ethan Allen stocks case goods and accessories to provide for quick delivery of in-stock items and to allow for more efficient production runs.

    Approximately, 50% of shipments are made to and from the distribution and home delivery service centers by the Company's fleet of trucks and trailers. The balance of Ethan Allen's shipments are sub-contracted to independent carriers. Approximately, 95% of Ethan Allen-owned delivery vehicles are leased under three to five-year leases.

    Ethan Allen's policy is to sell its products at the same delivered cost to all dealers nationwide, regardless of their shipping point. The adoption of this policy has discouraged dealers from carrying significant inventory in their own warehouses. As a result, Ethan Allen obtains accurate information regarding sales to dealers to better plan production runs and manage inventory. Having one national landed cost has permitted Ethan Allen to provide one national suggested retail price which, in turn, helps facilitate a national advertising program.

Raw Materials and Suppliers

    The most important raw materials used by Ethan Allen in furniture manufacturing are lumber, veneers, plywood, particle board, hardware, glue, finishing materials, glass, mirrored glass, laminates and fabrics. The various types of wood used in Ethan Allen's products include cherry, oak, maple, prima vera, mahogany, birch and pine, substantially all of which are purchased domestically. Fabrics and other raw materials are purchased both domestically and abroad. Ethan Allen has no long-term supply contracts, and has experienced no significant problems in supplying its operations. Ethan Allen maintains a number of sources for its raw materials which management believes contribute to its ability to obtain competitive pricing for raw materials. Lumber prices fluctuate over time depending on factors such as weather and demand, which impact availability. Upward trends in prices could have a short-term impact on margins. Management believes however, such increases in cost can be substantially passed along through retail price increases. A sufficient inventory of lumber and fabric is usually stocked to maintain approximately 15 to 25 weeks of production. Management believes that its sources of supply for these materials are adequate and that it is not dependent on any one supplier.

Competition

   The home furnishings industry at the retail level is highly competitive and fragmented. Although Ethan Allen is among the ten largest furniture manufacturers, industry estimates indicate that there are over 1,000 manufacturers of all types of furniture in the United States. Some of these manufacturers produce furniture types not manufactured by Ethan Allen. Certain of the companies which compete directly with Ethan Allen may have greater financial and other resources than the Company.

   Since Ethan Allen's products are sold primarily through galleries which sell exclusively Ethan Allen products, Ethan Allen's effort is focused primarily upon obtaining and retaining independent dealers and upon increasing the volume of such dealers' retail sales and opening new Ethan Allen-owned stores. The home furnishings industry competes primarily on the basis of product styling and quality, personal service, prompt delivery, product availability and price. Ethan Allen believes that it effectively competes on the basis of each of these factors and believes that its gallery format provides it with a competitive advantage because of the complete home furnishing product selection and service available to the consumer.

   Furniture Today (a leading industry publication) published a survey of America's Top 100 Furniture Retailers for 1995 which ranked Ethan Allen's gallery network as the largest furniture retail network which utilizes the furniture gallery concept. According to the survey, the nation's 100 largest furniture retailers accounted for 33% of all furniture sales in the United States in 1993.

Trademarks

   Ethan Allen currently holds numerous trademarks, service marks and design patents for the Ethan Allen name, logos and designs in a broad range of classes for both products and services. Ethan Allen also holds international registrations for Ethan Allen trademarks in twenty-four foreign countries and has applications for registration pending in sixteen foreign countries. Ethan Allen has registered or has applications pending for many of its major collection names as well as certain of its slogans coined for use in connection with retail sales and other services. Ethan Allen views its trade and service marks as valuable assets and has an on-going program to diligently police their unauthorized use through institution of legal action.

Backlog and Net Orders Booked

   As of June 30, 1996, Ethan Allen had a wholesale backlog of approximately $31.5 million, compared to a backlog of $29.0 million as of June 30, 1995, which it is anticipated will be serviced in the first quarter of fiscal 1997. Backlog at any point in time is primarily a result of net orders booked in prior periods, manufacturing schedules and the timing of product shipments. Net orders booked at the wholesale level from all Ethan Allen galleries (including all independently-owned and Ethan Allen-owned galleries) for the three months and twelve months ended June 30, 1996 were $102.2 million and $420.9 million, respectively, resulting in an increase of 15.8% and 7.0% for the three months ended June 30, 1996 and
for the fiscal year 1996, respectively.   Net orders booked in any period
are recorded based on wholesale prices and do not reflect the additional retail margins produced by the Ethan Allen-owned galleries.

Employees

   Ethan Allen has 5,991 employees as of June 30, 1996. Approximately, 5% of the employees are represented by unions under collective bargaining agreements. Ethan Allen believes it has good relations with its employees and there have been no work stoppages during the last three years.

Item 2. Properties
- ------------------
   The corporate headquarters of Ethan Allen, located in Danbury, Connecticut, consists of one building containing 144,000 square feet, situated on approximately 17.5 acres of land, all of which is owned by Ethan Allen. Located adjacent to the corporate headquarters is the Ethan Allen Inn, a hotel containing 199 guest rooms. This hotel, owned by a wholly-owned subsidiary of Ethan Allen, is used for Ethan Allen functions and in connection with training programs as well as for accommodations for the general public.

   Ethan Allen has 20 manufacturing facilities and 3 saw mills located in 11 states, all of which are owned, with the exception of a leased upholstery plant in California, totaling 133,000 square feet. These facilities consist of 11 case goods manufacturing plants, totaling 2,956,461 square feet (including three sawmills), five upholstered furniture plants, totaling 1,372,000 square feet and three plants involved in the manufacture and assembly of Ethan Allen's non-furniture coordinates totaling 263,000 square feet. In addition, Ethan Allen owns nine distribution warehouses, totaling 1,354,000 square feet, and leases two home delivery service centers aggregating 176,000 square feet. The Company's manufacturing and distribution facilities are located in North Carolina, Vermont, Pennsylvania, Virginia, New York, Oklahoma, California, New Jersey, Georgia, Indiana, Maine, and Massachusetts.

   Ethan Allen operates 60 Ethan Allen Showcase Galleries in North America, of which 11 facilities are owned and 49 facilities are leased.

   A few of the properties owned are subject to mortgages imposed under the Company's Bank Credit Agreement and certain store properties are subject to mortgage loan agreements. In addition, Ethan Allen's Maiden, North Carolina facility was financed with an industrial revenue bond. Ethan Allen believes that all of its properties are well maintained and in good condition.

   Ethan Allen estimates that its case goods and upholstery divisions are currently operating at approximately 75% of capacity, assuming a one-shift basis. Management believes it has significant additional capacity at many facilities, which it could utilize with minimal additional capital expenditures by adding multiple shift operations. Ethan Allen considers its present manufacturing capacity to be sufficient for its foreseeable needs.

Item 3. Legal Proceedings
- -------------------------
   Ethan Allen is a party to various legal actions with customers, employees and others arising in the normal course of its business. Ethan Allen maintains liability insurance which Ethan Allen believes is adequate for its needs and commensurate with other companies in the home furnishings industry. Ethan Allen believes that the final resolution of pending actions (including any potential liability not fully covered by insurance) will not have a substantial adverse effect on the Company's financial position.

Environmental Matters

   The Company has been named as a potentially responsible party ("PRP") for the cleanup of four sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). Numerous other parties have been identified as PRP's at these sites. The Company believes its share of waste contributed to these sites is small in relation the total; however, liability under CERCLA may be joint and several. The Company has total reserves of $500,000 applicable to these sites, which would be sufficient to cover any resulting liability. With respect to all of these sites, the Company believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the site. For three of the sites, the site assessment is at a very early stage and there has been no allocation of responsibility among the parties. Environmental assessment activity with respect to these sites is expected to continue over the next few years. With respect to the fourth site, final allocation is in the process of being negotiated.

   Ethan Allen is subject to other federal, state and local environmental protection laws and regulations and is involved from time to time in investigations and proceedings regarding environmental matters. The Company is regulated under several federal, state and local laws and regulations concerning air emissions, water discharges, and management of solid and hazardous wastes. The Company believes that its facilities are in material compliance with all applicable laws and regulations. Regulations currently being issued under the Clean Air Act Amendments of 1990 may require the Company to implement reformulation of certain furniture finishes or institute process changes to reduce emissions of volatile organic compounds. The furniture industry and its suppliers are attempting to develop alternative finishing materials to replace currently used organic-based finishes which are a major source of regulated emissions. Ethan Allen continues to implement reformulating of finishing materials and processing changes, and will continue to investigate new treatment technology, in order to reduce such emissions.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------
   The following matters were submitted to security holders of the Company in fiscal 1996:

   o    Election of Directors

            1)  Clinton A. Clark
            2)  Kristin Gamble
            3)  Edward H. Meyer

   o Proposal for ratification of KPMG Peat Marwick LLP as Independent Auditors for the 1996 fiscal year.

   o Proposal to approve amendment to the 1992 Stock Option Plan to award options to purchase an additional 1,500 shares of common stock to the independent directors.


                                 PART II
                                 -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
- -----------------------------------------------------------------------------

   The Company's Common Stock is traded on the New York Stock Exchange.
The following table indicates the high and low sales prices of the Company's Common Stock as reported on the New York Stock Exchange Composite
Tape:

                                          Market Price
                                        ---------------
                                        High        Low
                                        ----        ---

      Fiscal 1996
      -----------
      Fourth Quarter                   28 3/8     22 1/2
      Third Quarter                    27         19 5/8
      Second Quarter                   22 3/8     19 3/8
      First Quarter                    23 3/8     17 3/4


      Fiscal 1995
      -----------
      Fourth Quarter                   22 1/8     17 1/4
      Third Quarter                    25         20 5/8
      Second Quarter                   25 3/8     19 7/8
      First Quarter                    25         19 1/2


   As of August 28, 1996, there were approximately 380 security holders of record of the Company's Common Stock.

   On May 20, 1996, the Company declared a $.04 per common share dividend for all holders of record on July 10, 1996 and payment date of July 25, 1996. The Company expects to continue to declare quarterly dividends for the foreseeable future.

Item 6. Selected Financial Data
- -------------------------------
   The following table sets forth summary consolidated financial information of the Company for the years and dates indicated (dollars in thousands, except per share data)


                                         Fiscal Years Ended June 30,
                                ---------------------------------------------
                                1996       1995       1994          1993       1992
                               -------    -------    --------      -------   -------
Statement of Operations Data:
Net sales                      $509,776   $476,111   $437,286      $384,178    $350,983

Cost of sales                   304,650    291,038    266,504       240,733     220,938

Selling, general and
 administrative expenses        149,559    137,387    120,569       108,028     102,430
Expenses related to business
 reorganization and write-down
 of assets held for sale (1)       -         1,550        -            -           -
Restructuring charges (2)          -           -          -            -         15,093
                                -------    --------   --------      -------     ------
Operating income                 55,567      46,136     50,213       35,417      12,522(11)

Interest and other
 miscellaneous income             1,039       1,766      1,732        3,043       2,664
                                --------    -------   --------      -------      -------
Net income before interest
 expense, income taxes,
 extraordinary charge and
 cumulative effect of
 accounting change               56,606      47,902     51,945       38,460      15,186
                                -------     -------    -------      -------      ------
Interest expense (3)              9,616      11,937     13,327       41,812      53,151

Income tax expense (benefit)     18,845      13,233(4)  16,047       (1,094)    (14,077)(11)
                                -------     -------    -------       -------    --------
Income (loss) before
 extraordinary charge and
 cumulative effect of
 accounting change               28,145      22,732     22,571       (2,258)    (23,888)

Extraordinary charge                -        (2,073)(5)    -        (15,052)(8)     -

Cumulative effect of
 accounting change                  -         1,467(6)     -            -        (4,864)(11)
                              ----------   --------   --------     --------    ---------
Net income (loss)             $ 28,145     $ 22,126   $ 22,571     $(17,310)   $(28,752)
                               ========     =======    =======      ========    ========

Other information:

Depreciation and              $ 16,761     $ 16,098   $ 15,859     $ 16,483    $ 19,623
 amortization

Per Share Data:

Net income (loss) per common
 share before extraordinary
 charge and cumulative effect
 of accounting change         $   1.93     $   1.56   $   1.53(7)  $  1.12(9)  $ (0.11)(9)

Weighted average common shares
 outstanding (10)               14,564       14,623     14,141        13,258     12,941


Balance Sheet Data (at End of Period):

Working capital               $109,147     $122,681   $103,709      $ 90,797   $ 82,288

Property, plant and
 equipment, net                159,634      161,115    164,615       166,875    174,899

Total assets                   395,981      408,288    413,287       396,233    413,133

Long-term debt including
 capital lease obligations      82,681      127,032    139,175       153,749    319,587

Redeemable convertible
 preferred stock                  -            -          -           29,825       -

Shareholders' equity (deficit) 220,293      193,098    171,166       116,053    (22,488)

Footnotes on following page.


                    Notes to Selected Financial Data
                         (Dollars in thousands)



(1) Included in the $1,550 charge in fiscal 1995 are fees associated with the business reorganization (note 15) and the write-down of property and plants held for sale to fair market value.

(2) The restructuring charges in fiscal 1992 related primarily to the consolidation of various manufacturing and distribution facilities and the closing of certain Ethan Allen-owned retail locations of which $10,522 are non-cash charges related to the write-down of manufacturing and distribution assets.

(3)   Interest expense includes the following non-cash components:


                          1996        1995     1994         1993        1992
                         ------      ------    ------      --------   --------
     Non-cash interest   $   -        $   -    $   -       $ 21,717   $ 30,606
     Amortization of
      deferred financing
      costs                 596        1,160     1,384        3,023      3,648
                         ------       ------   -------     --------   --------
                         $  596       $1,160   $ 1,384     $ 24,740    $34,254

(4) Includes a $1.7 million credit to income tax expense, resulting from the restatement of deferred taxes to reflect the Company's expected future effective tax rate upon the completion of the business reorganization.

(5) During fiscal 1995, the Company entered into a bank credit agreement to provide up to $110,000 of senior secured debt. As a result of the new financing, an extraordinary charge of $3,484 in the aggregate, $2,073 net of tax benefit or $.14 a share was recorded relating to the write-off of unamortized deferred financing costs associated with the existing bank financing.

(6) As of July 1, 1994, the Company changed its method of accounting for packaging costs to better match revenue with expenses. This change resulted in a cumulative adjustment of $2,466 ($1,467 net of tax or $.10 a share) which represents the capitalization of packaging costs into finished goods and retail inventories.

(7) Net income per common share in fiscal 1994 is adjusted for dividend requirements on the redeemable preferred stock and for the write-off of fees in connection with the redemption of the preferred stock. Historical earnings per common share for years prior to fiscal 1994 have been omitted as the historical capitalization of the Company is not indicative of the Company's current capital structure.

(8) In connection with the full repayment of its 18.17% Senior Subordinated Exchange Notes and the existing bank credit agreement at the time of a Recapitalization in 1993, $19,180 of unamortized deferred financing costs were written off. Additionally, in connection with the early termination of the bank credit agreement, the Company was required to make a $5,097 payment to buy out the related interest rate swap agreement. Such charges ($24,277 in the aggregate, $15,052 net of tax benefit) are reflected as an extraordinary charge in the statement of operations.

(9) Represents unaudited pro forma net income per common share data adjusted assuming the Company's recapitalization, including an initial public offering, which was effective March 23, 1993 (the "Recapitalization"), occurred as of the beginning of the periods presented. The principal adjustments are (1) the elimination of charges related to a consulting agreement which was terminated in connection with the Recapitalization and (2) the reduction of interest and related expense to reflect the Recapitalization as of the beginning of the periods presented.

(10) Weighted average common shares used in the computation of net income per share includes shares of common stock outstanding and common stock equivalents.

(11) The Company adopted SFAS 109 "Accounting for Income Taxes" effective July 1, 1991. As a result, the Company reported the cumulative effect of that change in the method of accounting for income taxes of $4,864 in fiscal 1992. Additionally, as a result of the adoption of SFAS 109, operating income in fiscal 1992 reflects a higher depreciation charge of $3,494 and income tax expense (benefit) includes a credit of $14,477.

Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------

Basis of Presentation

   The Company has no material assets other than its ownership of Ethan Allen's capital stock and conducts all significant transactions through Ethan Allen; therefore, substantially all of the financial information presented herein is that of Ethan Allen.

Results of Operations:

   Ethan Allen's revenues are comprised of wholesale sales to dealer-owned galleries and retail sales of Ethan Allen-owned galleries as follows (dollars in millions):

                                Fiscal Years Ended June 30,
                               ----------------------------
                               1996        1995        1994
                               ----        ----        ----
Revenues:
Net wholesale sales to
 dealer-owned stores          $330.8     $320.3      $309.7
Net retail sales of Ethan
 Allen-owned stores            155.6      133.2       105.1
Other revenues                  23.4       22.6        22.5
                              ------     ------      ------
Total                         $509.8     $476.1      $437.3
                              ======     ======      ======

  Fiscal 1996 Compared to Fiscal 1995

   Sales in fiscal 1996 increased by $33.7 million, or 7.1%, from fiscal 1995 to $509.8 million. Net sales to dealer-owned stores increased by 3.3% to $330.8 million and net retail sales by Ethan Allen-owned stores increased by 16.8% to $155.6 million. Sales growth has resulted from newer product offerings, a coordinated advertising program, and approximately 95% brand awareness. In addition, new stores have contributed to the sales growth. During fiscal 1996, the Company opened 19 new stores, of which 7 stores represented relocations. At June 30, 1996, there were 288 total stores, of which 228 were dealer-owned stores. The Company's objective is to continue the expansion of both the dealer-owned and Ethan Allen-owned stores.

   The increase in retail sales by Ethan Allen-owned stores is attributable to an 8.1%, or $9.9 million increase in comparable store sales, and an increase in sales generated by newly opened or acquired galleries of $16.8 million, partially offset by closed galleries, which generated $4.3 million less in fiscal 1996 as compared to fiscal 1995. The number of Ethan Allen-owned stores has decreased to 60 at June 1996 as compared to 61 at June 1995.

   Comparable stores are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened stores. Stores acquired from dealers from Ethan Allen are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.

   Gross profit for fiscal 1996 increased by $20.0 million, or 10.8%, from fiscal 1995 to $205.1 million. This increase is attributable to a higher sales volume, combined with an increase in gross margin from 38.9% in fiscal 1995 to 40.2% in fiscal 1996. The improvement in gross margin is principally due to a higher wholesale gross margin and a higher proportionate level of retail sales by Ethan Allen-owned stores relative to total sales. Retail sales generate a higher gross margin relative to wholesale sales. At the wholesale level, gross margins increased by .5% due primarily to greater manufacturing efficiencies and the full benefit of the prior year price increase and partial benefit of selected price increases announced during the current fiscal year, partially offset by $.5 million of costs related to the extended plant shutdowns in the first quarter and higher employee benefit costs. A price increase of 3% on certain case good products was implemented in the fourth quarter of fiscal 1995.

   Operating expenses increased $10.7 million from $138.9 million, or 29.2% of net sales, in fiscal 1995, to $149.6 million, or 29.3% of net sales, in fiscal 1996. The prior year included $1.6 million of one-time charges related to the business reorganization and the write-down to then current fair market value of property and plants held for sale. Operating expenses in the current year are $12.3 million higher than the prior year, excluding these charges. This increase is primarily attributable to an increase in operating expenses in the Company's retail division of $9.7 million, due to the higher sales volume experienced by the division in fiscal 1996. Additionally, wholesale operating expenses increased due to higher employee benefit costs and increased shipping costs associated with higher volumes.

   Operating income for fiscal 1996 was $55.6 million, an increase of $9.4 million, or 20.4%, as compared to fiscal 1995. Wholesale operating income was $52.7 million in fiscal 1996, an increase of $7.7 million or 17.1% as compared to the prior year. This increase is attributable to higher sales volumes, increased gross margins reflecting, in part, improved efficiencies, and greater monitoring of expenses. Retail operating income was $4.1 million in fiscal 1996, an improvement of $1.5 million as compared to fiscal 1995. This increase is attributable to higher retail sales volume, partially offset by higher operating expenses related to the higher volumes.

   Interest expense for fiscal 1996 decreased by $2.3 million to $9.6 million, due to lower debt balances, and lower amortization of deferred financing costs.

   Income tax expense of $18.8 million was recorded in fiscal 1996. The Company's effective tax rate for fiscal 1996 was 40.1% as compared to 36.8% in fiscal 1995. In fiscal 1995, income tax expense included a one-time deferred tax benefit of $1.7 million, resulting from the adjustment of deferred taxes to reflect the Company's future tax rate upon the completion of the business reorganization, exclusive of this adjustment the effective rate in 1995 would have been 41.4%.

   In fiscal 1996, the Company recorded net income of $28.1 million, an increase of 21.7%, compared to $22.1 million in fiscal 1995.

  Fiscal 1995 Compared to Fiscal 1994

   Sales in fiscal 1995 increased by $38.8 million, or 8.9%, from fiscal 1994 to $476.1 million. Net sales to dealer-owned stores increased by 3.4% to $320.3 million, and net retail sales by Ethan Allen-owned stores increased by 26.7% to $133.2 million. Sales growth is due to higher volumes which management believes have resulted primarily from Ethan Allen's expanded product offerings, an updated image which is projected through new exteriors and interiors, and a coordinated advertising program. In addition, new stores have contributed to sales growth. At June 30, 1995, there were 297 total stores, of which 236 were dealer-owned, as compared to 285 total stores, of which 230 were dealer-owned, at June 30, 1994.

   The increase in retail sales by Ethan Allen-owned stores is attributable to a 10.3%, or $8.4 million, increase in comparable store sales, and an increase in sales generated by newly opened or acquired galleries of $24.8 million, partially offset by closed galleries, which generated $5.1 million less in sales in fiscal 1995, as compared to fiscal 1994. The number of Ethan Allen-owned stores has increased to 61 at June 30, 1995, as compared to 55 at June 30, 1994.

   Gross profit for fiscal 1995 increased by $14.3 million, or 8.4%, from fiscal 1994 to $185.1 million. This increase is attributable to higher sales volume, partially offset by a decrease in gross margin from 39.1% in fiscal 1994 to 38.9% in fiscal 1995. The reduction of gross margin is principally due to lower wholesale margin, partially offset by a higher proportionate level of retail sales by Ethan Allen-owned stores relative to total sales. Retail sales generate a higher gross margin relative to wholesale sales. At the wholesale level, gross margins declined by 1.9% due to increases in raw materials, medical and labor costs, and proportionately more product being sold at sales prices due to an increase in the number of sales events. A price increase of 3% on certain case good products was implemented, partially effective in the fourth quarter in order to offset cost increases.

   Operating expenses increased $18.3 million from $120.6 million, or 27.6% of net sales in fiscal 1994 to $138.9 million, or 29.2% of net sales, in fiscal 1995. This increase is attributable principally to an increase in operating expenses in the Company's retail division of $11.1 million, due to higher sales volumes and an increase in the number of Ethan Allen-owned stores. Additionally, operating expenses increased due to higher shipping costs associated with higher volumes and expenses of $1.6 million in fiscal 1995 related to the business reorganization and the write-down of property and plants held for sale.

   Operating income for fiscal 1995 was $46.1 million, a decrease of $4.1 million, or 8.1% as compared to fiscal 1994. Wholesale operating income was $43.5 million in fiscal 1995, a decrease of $4.7 million as compared to the prior year. This decrease is attributable to lower gross margins and higher operating expenses. Operating expenses include $1.6 million related to the business reorganization and the write-down of property and plants to fair market value. Retail operating income was $2.6 million in fiscal 1995, an improvement of $0.5 million as compared to fiscal 1994. This increase is attributable to higher retail sales volume, partially offset by higher operating expenses principally related to higher volumes and new stores.

   Interest expense for fiscal 1995 decreased by $1.4 million to $11.9 million, due to lower debt balances and lower amortization of deferred financing costs, partially offset by higher interest rates.

   Income tax expense of $13.2 million was recorded in fiscal 1995, which includes a one-time deferred tax benefit of $1.7 million, resulting from the adjustment of deferred taxes to reflect the Company's expected future tax rate upon the completion of the business reorganization of approximately 39%. As a result of this benefit, the Company's effective tax rate in fiscal 1995 was 36.8% as compared to 41.6% in fiscal 1994.

   An extraordinary charge of $2.1 million (net of tax benefit) was recorded in fiscal 1995 relating to the write-off of unamortized deferred refinancing costs associated with the Company's existing bank financing, which was repaid upon the completion of a new financing arrangement with a syndicate of banks during 1995.

   As of July 1, 1994, the Company changed its method of accounting for packaging costs. This resulted in a cumulative adjustment of $1.5 million (net of tax), which represents the capitalization of packaging costs into finished goods and retail inventories. Such amounts were previously charged to selling expense in the period the related product was manufactured and shipped to a Company warehouse. Commencing July 1, 1994, packaging costs have been included in cost of sales as the product is shipped to customers.

   For fiscal 1995, the Company recorded net income of $22.1 million, compared to net income in fiscal 1994 of $22.6 million.


Financial Condition and Liquidity

   The Company's principal sources of liquidity are cash flow from operations and additional borrowing capacity under a revolving credit facility. Net cash provided by operating activities totaled $60.9 million for fiscal 1996, as compared to $35.5 million in fiscal 1995 and $24.0 million in fiscal 1994. The increase as compared to 1995 is due principally to a $6.9 million decrease in inventory as compared to an $8.3 million increase in inventory in fiscal 1995 (excluding the effect of the accounting change), a $6.0 million increase in net income, a $.6 million increase in net deferred income tax liability before the tax effect of management options exercised as compared to a $2.3 million decrease in net deferred income tax liability in fiscal 1995, and a $1.6 million increase in accrued expenses in fiscal 1996, as compared to a $2.1 million decrease in accrued expense in fiscal 1995. At June 30, 1996, the Company had working capital of $109.1 million and a current ratio of 2.84 to 1.

   During fiscal 1996, capital spending totaled $13.3 million as compared to $11.2 million and $11.0 million in fiscal 1995 and 1994, respectively. Capital expenditures in fiscal 1997 are anticipated to be approximately $18.0 million. The Company anticipates that cash from operations will be sufficient to fund this level of capital expenditures. The increased level of capital spending, which is attributable to new store openings and manufacturing efficiency improvements, is expected to continue for the foreseeable future.

   Total debt outstanding at June 30, 1996, is $85.2 million of which $7.0 million is outstanding under the Credit Agreement, with Chase Manhattan Bank as agent. Trade and standby letters of credit of $12.8 million were also outstanding as of June 30, 1996. The revolving credit facility provides a maximum availability of $110.0 million, and includes a $40.0 million sub-facility for trade and standby letters of credit availability and a $3.0 million swingline loan sub-facility. Other debt includes $62.0 million of outstanding Senior Notes which have a final maturity in 2001, with no scheduled amortization prior to final maturity. The Senior Notes also may not be redeemed at the option of the Company until March 15, 1998. Therefore, the Company does not anticipate that any Senior Notes will be repaid for at least two years; however, the Company may, from time to time, either directly or through agents, repurchase its Senior Notes in the open market, through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. During fiscal 1996, 1995, and 1994, $6.0 million, $3.0 million and $4.0 million, respectively, principal amount of Senior Notes were repurchased. The Company has announced that it is authorized to repurchase up to 600,000 of its common stock shares from time
to time in the open market or otherwise.   In fiscal 1996, 179,282 shares
were purchased at an average price of $21.73 per share and 51,619 shares were purchased in 1995 at an average price of $20.96 per share under this program. Depending on market prices and other considerations relevant to the Company, such purchases may be discontinued at any time.

   As of June 30, 1996, aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $0.1 million, $.1 million, $0.3 million, $7.1 million and $62.1 million, respectively. Management anticipates that excess cash will be used to repay its revolver balance. Additionally, management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements.

Impact of Inflation

   The Company does not believe that inflation has had a material impact on its profitability during the last three fiscal years. In the past, the Company has generally been able to increase prices to offset increases in operating costs.

Income Taxes

   At June 30, 1996, the Company has approximately $33.9 million of net operating loss carryovers ("NOL's") for federal income tax purposes. The Recapitalization triggered an "ownership change" of the Company, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, resulting in an annual limitation on the utilization of the NOL's by the Company of approximately $3.9 million.

Accounting Pronouncements

   In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement, effective for fiscal years beginning after December 15, 1995, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Management believes the initial adoption of this standard will not have a material impact on the Company's financial position or its results of operations.

   In October 1995, the FASB issued FAS 123, "Accounting for Stock-Based Compensation" which is effective for years beginning after December 15, 1995. FAS 123 permits a fair value based method of accounting for employee stock compensation plans. It also allows a company to continue to use the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Companies electing to continue to use the accounting prescribed by APB 25, must make pro forma disclosures of net income and net income per share as if the fair value based method of accounting defined in FAS 123 had been applied. The Company plans to continue to use the intrinsic value method of accounting when it adopts FAS 123 in fiscal 1997.

Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------

                      INDEPENDENT AUDITORS' REPORT
                      ----------------------------


The Board of Directors and Shareholders
Ethan Allen Interiors Inc.:

We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and Subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1996. In connection with our audits of the consolidated financial statements, we also have audited the financial statements schedule listed in the index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethan Allen Interiors Inc. and Subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for packaging costs in 1995.



                                                  KPMG PEAT MARWICK LLP

Stamford, Connecticut
July 31, 1996


                   ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                            June 30, 1996 and 1995
                            (Dollars in thousands)

         ASSETS                                     1996          1995
         ------                                 -----------     ----------
Current assets:
  Cash                                           $   9,078      $   7,546
  Accounts receivable, less allowance of
    $2,564 and $2,968 at June 30, 1996 and
    1995, respectively                              33,984         35,334
  Notes receivable, current portion, less
    allowance of $314 and $426 at
    June 30, 1996 and 1995, respectively             1,314          1,531
  Inventories (note 5)                             107,224        114,115
  Prepaid expenses and other current assets          7,377          8,122
  Deferred income taxes (note 12)                    9,305          9,505
                                                   -------        -------
     Total current assets                          168,282        176,153
                                                   -------        -------

  Property, plant and equipment, net (note 6)      159,634        161,115
  Property, plant and equipment held for sale
   (note 1)                                          4,233          3,248
  Notes receivable, net of current portion,
    less allowance of $97 and $1,173 at
    June 30, 1996 and 1995, respectively             2,561          3,487
  Intangibles, net (note 7)                         54,065         55,725
  Deferred financing costs, net of amortization
  of $1,426 and $830 at June 30, 1996 and 1995,
  respectively (note 4)                              1,877          2,351
  Other assets                                       5,329          6,209
                                                   -------        -------
     Total assets                                $ 395,981      $ 408,288
                                                   =======        =======

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
  Current liabilities:
  Current maturities of  long-term debt and
   capital lease obligations (notes 8 and 9)      $  2,498      $  3,363
  Accounts payable                                  36,742        32,409
  Accrued expenses                                   6,956         6,172
  Accrued compensation and benefits                 12,939        11,528
                                                    ------        ------
     Total current liabilities                      59,135        53,472
                                                    ------        ------
  Long-term debt, less current maturities           79,929       124,534
  (note 8)
  Obligations under capital leases,
    less current maturities (note 9)                 2,752         2,498
  Other long-term liabilities, principally
    long-term compensation, environmental and
    legal reserves                                   1,036         1,072
  Deferred income taxes (note 12)                   32,836        33,614
                                                   -------       -------
     Total liabilities                             175,688       215,190
                                                   -------       -------
  Commitments and contingencies (notes 9 and 16)      -             -

  Shareholders' equity (notes 3, 10 and 11):
  Class A common stock, par value $.01, 35,000,000
    shares authorized, 14,568,731 shares issued
    at June 30, 1996, 14,461,069 shares issued
    at June 30, 1995                                   146           144
  Preferred stock, par value $.01, 1,055,000
    shares authorized, no shares issued and
    outstanding at June 30, 1996 and 1995,
    respectively                                       -             -
  Additional paid-in capital                       254,971       252,569
                                                   -------       -------
                                                   255,117       252,713
  Less: Notes receivable from officer and
        employees (note 17)                            (51)         (592)
        Treasury stock (at cost) 256,480 shares
          at June 30, 1996 and 77,198 shares at
          June 30, 1995                             (5,371)       (1,476)
                                                   -------       -------
                                                   249,695       250,645
  Accumulated deficit                              (29,402)      (57,547)
                                                   -------       -------
     Total shareholders' equity                    220,293       193,098
                                                   -------       -------
     Total liabilities and shareholders' equity   $395,981      $408,288
                                                   =======       =======
See accompanying notes to consolidated financial statements.



              ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                Consolidated Statements of Operations
              Years ended June 30, 1996, 1995, and 1994
            (Dollars in thousands, except per share data)



                                        1996       1995       1994
                                       -------    -------    -------
Net sales                             $509,776   $476,111   $437,286
Cost of sales                          304,650    291,038    266,504
                                      --------    -------    -------
    Gross profit                       205,126    185,073    170,782

Operating expenses:
  Selling                               74,582     71,463     60,670
  General and administrative            74,977     65,924     59,899
  Expenses related to the
    business reorganization
    and write-down of assets
    held for sale (notes 1
    and 15)                               -         1,550        -
                                       -------     ------     ------
    Operating income                    55,567     46,136     50,213
                                       -------     ------     ------
Interest and other miscellaneous
  income, net                            1,039      1,766      1,732

Interest and related expense:
  Interest                               8,882     10,777     11,943
  Amortization of deferred
     financing costs                       734      1,160      1,384
                                        ------     -------    ------
                                         9,616     11,937     13,327
                                        ------     -------    ------
   Income before income
    taxes, extraordinary charge
    and cumulative effect of
    accounting change                   46,990     35,965     38,618

Income tax expense (note 12)            18,845     13,233     16,047
                                        ------     ------     ------

   Income before extraordinary
     charge and cumulative
     effect of accounting change        28,145     22,732     22,571

Extraordinary charge from early
  retirement of debt, net of
  income tax benefits of $1,411
  (note 4)                                 -       (2,073)      -

Cumulative effect of accounting
  change, net of income tax
   of $999 (note 2)                        -        1,467       -
                                       -------    -------    -------
   Net income                         $ 28,145   $ 22,126   $ 22,571
                                       =======    =======    =======
Per share data (note 1):
Net income per common share
  excluding extraordinary charge and
  cumulative effect of accounting
  change                              $   1.93   $   1.56   $   1.53
Extraordinary charge (note 4)              -        (0.14)       -
Cumulative effect of accounting
  change (note 2)                          -        (0.10)       -
                                       -------    -------    -------
   Net income per common share        $   1.93   $   1.52   $   1.53
                                       =======    ========   =======
Dividends declared per common share   $   0.04   $    -     $
                                       =======    ========   =======

See accompanying notes to consolidated financial statements.

                 ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                   Consolidated Statements of Cash Flows
                  Years ended June 30, 1996, 1995 and 1994
                          (Dollars in thousands)

                                                 1996       1995        1994
Operating activities:                          -------     -------    -------
  Net income                                  $ 28,145    $ 22,126   $  22,571
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization              17,495      17,258      17,243
     Provision (benefit) for deferred
      income taxes                                 622      (2,306)      2,001
     Extraordinary charge                          -         2,073         -
     Cumulative effect of accounting change        -        (1,467)        -
Other non-cash benefit (charges)                   (64)        (96)        278
     Change in:
      Accounts receivable                        1,407       2,561       1,416
      Inventories                                6,891      (8,323)    (20,814)
      Prepaid and other current assets             745          75          43
      Other assets                                (271)      1,581      (1,804)
      Accounts payable                           4,333       4,463       1,773
      Accrued expenses                           1,621      (2,068)      1,798
      Other long-term liabilities                  (36)       (416)       (500)
                                                ------      ------      ------
      Net cash provided by operating
        activities                              60,888      35,461      24,005
                                                ------      ------      ------
Investing activities:
  Proceeds from the disposal of property,
   plant, and equipment                          1,216       3,071         276
  Capital expenditures                         (13,314)    (11,244)    (10,967)
  Payments received on long-term notes
   receivable                                    2,559       2,642       2,162
  Disbursements made for long-term notes
   receivable                                     (935)       (581)     (2,567)
                                                ------       -----      ------
      Net cash used by investing activities    (10,474)     (6,112)    (11,096)
                                                ------       -----      ------

Financing activities:
  Borrowings on revolving credit facilities     56,500      49,000      73,500
  Payments on revolving credit facilities      (95,500)    (67,000)    (67,500)
  Redemption of Senior Notes                    (6,000)     (3,000)     (4,000)
  Other payments on long-term debt and
   capital leases                               (1,823)    (11,698)    (12,835)
  Other borrowings on long-term debt               500       4,600        -
  Payments to acquire treasury stock            (3,895)     (1,082)       (241)
  Net proceeds from issuance of common stock     1,474         421      32,906
  Increase in deferred financing costs            (138)       (742)       (571)
  Initial borrowing under bank
   credit agreement                                -        43,000         -
  Repayment of bank credit agreement               -       (42,018)        -
  Paid fees associated with the
   common stock offerings                          -           (16)     (1,002)
  Redemption of preferred stock                    -           -       (30,000)
  Preferred dividends paid                         -           -        (1,281)
                                                ------      -------    -------


      Net cash used by financing activities    (48,882)    (28,534)    (11,024)
                                                ------      ------      ------
Net increase in cash                             1,532         815       1,885
Cash at beginning of year                        7,546       6,731       4,846
                                                ------     -------     -------
Cash at end of year                           $  9,078    $  7,546    $  6,731
                                               =======     =======     =======
Supplemental disclosure:
  Cash payments for:
    Income taxes                              $ 12,515    $ 17,867    $ 12,660
    Interest                                     9,073      11,026      11,830
  Additions to obligations under
    capitalized leases                           1,107       2,067       1,210



See accompanying notes to consolidated financial statements.

                     ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                  Consolidated Statements of Shareholders' Equity
                     Years ended June 30, 1994, 1995 and 1996
                              (Dollars in thousands)

                                           Additional
                                Common      Paid-in        Notes       Treasury    Accumulated
                                Stock       Capital      Receivable      Stock       Deficit       Total
                               --------    ----------    ----------    ---------   -----------   --------
Balance at June 30, 1993       $   129     $218,579      $(1,005)       $  (153)    $(101,497)   $116,053

Public offering of common
   stock net of offering
   cost                             14       32,907          -               -           -         32,921

Write-off of preferred stock
   financing fees                  -           (175)         -               -           -           (175)

Payments received on notes
  receivable                       -           -            364              -           -            364

Increase in vested manage-
   ment warrants (note 11)         -            420           -              -           -            420

Dividends declared on
   preferred stock                 -           -              -              -           (747)       (747)

Purchase of 15,207 shares
   of treasury stock               -           -              -              (241)       -           (241)

Net income                         -           -              -              -         22,571      22,571
                              ---------    ---------      ---------      ---------    ---------   -------
Balance at June 30, 1994         143        251,731         (641)            (394)    (79,673)    171,166

Issuance of capital
  stock                            1            420           -              -            -           421

Payments received on
  notes receivable                -           -               49             -            -            49

Increase in vested
  management warrants
  (note 11)                       -             418           -              -            -           418

Purchase of 51,619 shares
  of treasury stock               -            -              -             (1,082)       -        (1,082)

Net income                        -            -              -              -         22,126      22,126
                              ---------   ---------      -------           -------     -------    --------
Balance at June 30, 1995         144        252,569        (592)            (1,476)   (57,547)    193,098

Issuance of capital stock          2          1,472           -              -            -         1,474

Payments received
  on notes receivable             -            -            541              -            -           541

Increase in vested
  management warrants
  (note 11)                       -            304            -              -            -           304

Purchase of 179,282 shares of
  treasury stock                  -            -              -             (3,895)       -        (3,895)

Dividend declared                 -           (574)           -              -            -          (574)

Tax benefit associated with the
  exercise of employee stock
  options and warrants            -          1,200            -              -            -         1,200

Net income                        -            -              -              -          28,145     28,145
                             --------      --------      --------          -------    ---------   --------
Balance at June 30, 1996     $    146      $254,971      $   (51 )         $(5,371)   $ (29,402)  $220,293
                             ========      ========      ========          =======     ========   ========

See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Summary of Significant Accounting Policies


      Basis of Presentation
      ----------------------

      Ethan Allen Interiors Inc. (the "Company") is a Delaware corporation incorporated on May 25, 1989. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary
      Ethan Allen Inc. ("Ethan Allen") and Ethan Allen's subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. All of Ethan Allen's capital stock is owned by the Company. The Company has no other assets or operating results other than those associated with its investment in Ethan Allen.

      Nature of Operations
      --------------------

      The Company, through its wholly-owned subsidiaries, is a leading manufacturer and retailer of quality home furnishings and sells a full range of furniture products and decorative accessories through an exclusive network of 288 retail stores, of which 60 are Ethan
      Allen-owned and 228 are independently owned. Retail stores are primarily located in the United States, with 18 located abroad.
      Ethan Allen has 20 manufacturing facilities and 3 sawmills throughout the United States.

      Inventories
      ------------

      Inventories are stated at the lower of cost (first-in, first-out) or market.

      Property, Plant and Equipment
      -----------------------------

      Property, plant and equipment are stated at cost. Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets on a straight-line basis. Estimated useful lives of the respective assets generally range from twenty to forty years for buildings and improvements and from three to twenty years for machinery and equipment.

      Property, Plant and Equipment Held for Sale
      --------------------------------------------

      Property and plants held for sale are recorded at net realizable values. The Company continues to actively market the properties.
      During fiscal 1995, the net realizable values of such assets were written down by $800,000 to reflect current estimates of fair market values based upon updated independent assessments of value.

      Intangible Assets
      -----------------

      Intangible assets primarily represent goodwill, trademarks and product technology which will be amortized on a straight-line basis over forty years. Goodwill represents the excess of cost of the Company over the fair value of net identifiable assets acquired. The
      Company continuously assesses the recoverability of these intangible assets by evaluating whether the amortization of the intangible asset balances over the remaining lives can be recovered through expected future results. Expected future results are based on projected undiscounted operating results before the effects of intangible amortization. Product technology is measured based upon wholesale operating income, while goodwill and trademarks are assessed based upon total wholesale and retail operating income. The amount of impairment, if any, is measured based on projected discounted future results, using a discount rate reflecting the Company's average cost of funds.

      Notes Receivable
      ----------------

      Notes receivable represent financing arrangements under which Ethan
      Allen has made loans to certain of its dealers. These loans primarily have terms ranging from five to eight years and are generally secured by the assets of the borrower. Interest is charged on outstanding balances at a rate which generally approximates the prime rate plus an additional rate which may be adjustable over the loan term.

      Financial Instruments
      ---------------------

      The carrying value of the Company's financial instruments approximates fair market value. The Company's Senior Notes as of June 30, 1996 were traded at 101% of carrying value.

      Deferred Financing Costs
      ------------------------

      Debt financing costs are deferred and amortized, using the straight-line method, over the term of the related debt.

      Revenue Recognition
      -------------------

      Sales are recorded when goods are shipped to dealers, with the exception of shipments under Ethan Allen's Home Delivery Service
      Center Program. These sales are recognized as revenue when goods are shipped to the Home Delivery Service Centers, at which point title has passed to the dealers. Ethan Allen, through its Home Delivery
      Service Centers, provides preparation and delivery services for its dealers for a fee which is recognized as revenue upon delivery of goods to the retail customer. Sales made through Ethan Allen-owned stores are recognized when delivery is made to the customer.

      Advertising Costs
      -----------------

      Advertising costs are expensed when first aired or distributed.
      Advertising costs for the fiscal years 1996, 1995, and 1994 were $21,289,000, $19,528,000 and $17,183,000 respectively.

      Pre-opening Expenses
      --------------------

      All costs incurred prior to the opening of a new Ethan Allen-owned store are deferred and amortized over the respective store's first twelve months of operations.

      Closed Store Expenses
      ---------------------

      Future expenses, such as rent and real estate taxes, net of expected sublease recovery, which will be incurred subsequent to vacating a closed Ethan Allen-owned store, are charged to operations upon a formal decision to close the store.

      Earnings Per Share
      ------------------

      Earnings per common share are computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The Company has issued stock options and warrants, which are the Company's only common stock equivalents. Weighted average common shares outstanding includes common stock equivalents calculated in accordance with the "treasury method" wherein the net proceeds from such common stock equivalents are assumed to repurchase shares of common stock. Income per common share, in the fiscal 1994 period is adjusted for dividend requirements on the preferred stock. Weighted average common shares outstanding were 14,564,000, 14,623,000 and 14,141,000 in fiscal
      1996, 1995 and 1994, respectively.

      Use of Estimates
      ----------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)   Cumulative Effect of Accounting Change

      As of July 1, 1994, the Company changed its method of accounting for packaging costs to better match revenue with expenses. This change resulted in a cumulative adjustment of $2.5 million ($1.5 million net of tax) which represents the capitalization of packaging costs into finished goods and retail inventories. Such amounts were previously charged to selling expense in the period the related product was manufactured and shipped to a Company warehouse. Commencing July 1, 1994, packaging costs have been included in cost of sales as the product is shipped to customers. Fiscal 1994 amounts have been reclassified to conform to this presentation.

(3)   Preferred Stock Redemption

      During fiscal 1994, the Company completed a second public offering of 1,448,790 shares of Common Stock at $26.875 a share, of which 1,350,000 shares were sold by the Company and 98,790 shares were sold by a stockholder, Smith Barney Inc. Proceeds in excess of $26.00 per share ($1.1 million) were paid to the holders of the Company's 6-1/2%
      Series A Redeemable Convertible Preferred Stock ("Preferred Stock"),
      General Electric Capital Corporation and Smith Barney Inc., pursuant to an agreement made between the Company and such parties. The net proceeds to the Company from the offering were $32.9 million. The
      Company used approximately $30.3 million of the net proceeds from the offering to redeem at par plus accrued dividends the Preferred Stock, and $2.6 million of net proceeds to reduce amounts outstanding under the Company's term borrowing.

      Holders of the Preferred Stock were entitled to cumulative dividends, when and as declared by the Board of Directors out of funds legally available for such purpose, at an annual rate of 6-1/2%, payable quarterly. During 1994, $1,281,000 in such dividends were paid.

(4)   Extraordinary Charge

      During 1995, the Company entered into a Credit Agreement to provide up to $110 million of senior secured debt, the proceeds of which were used to repay existing senior secured debt (see note 8). As a result of the financing, an extraordinary charge of $3.5 million ($2.1 million net of tax benefit), was recorded relating to the write-off of unamortized deferred financing costs associated with the previous bank financing.

(5)   Inventories

      Inventories at June 30 are summarized as follows (dollars in thousands):

                                              1996       1995
                                            ---------  --------
           Retail Merchandise               $ 28,695   $ 30,485
           Finished products                  39,146     41,836
           Work in process                    12,803     13,389
           Raw materials                      26,580     28,405
                                             -------    -------
                                            $107,224   $114,115
                                             =======    =======
(6)   Property, Plant and Equipment

      Property, plant and equipment at June 30 are summarized as follows
      (dollars in thousands):

                                              1996       1995
                                              ------     ------
           Land and improvements              22,075     20,760
           Buildings and improvements        152,915    148,341
           Machinery and equipment            63,989     61,128
                                             -------    -------
                                             238,979    230,229
           Less accumulated depreciation     (79,345)   (69,114)
                                             --------   --------
                                            $159,634   $161,115
                                             =======    ========
(7)   Intangibles

      Intangibles at June 30 are summarized as follows (dollars in thousands):

                                              1996       1995
                                              ----       ----
           Product technology               $25,950    $25,950
           Trademarks                        28,200     28,200
           Goodwill                          11,333     11,333
           Other                                350        350
                                             ------     -------
                                             65,833     65,833
      Less accumulated amortization         (11,768)   (10,108)
                                            ---------  --------
                                            $54,065    $55,725
                                             =======    ======
(8)   Borrowings

      Long-term debt at June 30 consists of the following (dollars in thousands):
                                             1996        1995
                                             ----        ----
      Revolving Credit Facility            $ 7,000     $ 46,000

      8.75% Senior Notes due 2001           62,000       68,000

      Other Debt:
        9.75% mortgage note payable in
         monthly installments through 2015
         collateralized by Ethan Allen Inn   1,623        1,649
        Industrial Revenue Bonds, 4.0% -
         8.0%, maturing at various dates
         through 2011                        8,455        8,521
        Other                                  958          442
                                            ------      -------
                 Total debt                 80,036      124,612

                 Less current maturities       107           78
                                            ------      -------
                                           $79,929     $124,534
                                            ======      =======


      During June 1996, the Company closed on loan commitments in the aggregate amount of approximately $1.4 million related to the modernization of its Beecher Falls manufacturing facility. Loans made pursuant to these commitments will bear interest at rates of 3 to 8% and will have maturities of 7 to 30 years. The loans will have a first and second lien in respect of equipment financed by such loans and a first and second mortgage interest in respect of a building, the construction of which was financed by such loans.
      Interest and principal on such loans will be paid monthly, commencing
      July 26, 1996, and October 15, 1996.  As of June 30, 1996, the
      Company received $500,000 of loan proceeds which was included in long term debt at year end. Additional loan proceeds in the amount of $439,731 were received during July 1996.

      During 1995, the Company completed a five year financing arrangement to provide up to $110.0 million of senior secured debt under a revolving credit facility pursuant to a Credit Agreement with Chase
      Manhattan Bank, as agent, proceeds of which were used to repay existing senior secured debt. The revolving credit facility includes a $40.0 million sub-facility for trade and standby letters of credit availability and a $3.0 million swingline loan sub-facility. Loans under the revolving credit facility bear interest at Chase Manhattan
      Bank's Alternative Base Rate, or adjusted LIBOR plus .5%, which is subject to adjustment arising from changes in the credit rating of Ethan Allen's senior secured debt. For the year ended June 30, 1996, the weighted-average interest rate was 6.81%. There are no minimum repayments required during the term of the facility.

      The Credit Agreement is secured by a first lien in respect of Ethan
      Allen's accounts receivable, inventory, trademarks, patents, certain fixed assets and the Company's shares of Ethan Allen's capital stock.
      The Company has guaranteed Ethan Allen's obligation under the Credit
      Agreement and the Senior Notes and has pledged all the outstanding capital stock of Ethan Allen to secure its guarantee under the Credit
      Agreement.

      The Credit Agreement and the Senior Note Indenture contain covenants requiring the maintenance of certain defined tests and ratios and limit the ability of Ethan Allen and the Company to incur debt, engage in mergers and consolidations, make restricted payments, make asset sales, make investments and issue stock. The Senior Notes, which rank pari passu in right of payment with loans under the Credit
      Agreement provide for the repurchase of the Senior Notes in the event of a change in control and the Credit Agreement and the Senior Note
      Indenture contain various customary events of default. Ethan Allen satisfied the requirements of covenants in the Credit Agreement and the Senior Note Indenture at June 30, 1996. The Senior Notes may not be redeemed at the option of the Company until March 15, 1998. The
      Company has announced that, from time to time, it will repurchase its Senior Notes in the open market. During fiscal 1996, 1995, and 1994, $6.0 million, $3.0 million, and $4.0 million, respectively, of Senior
      Notes were repurchased at 101.25%, 99.6%, and 100%, respectively.

      Aggregate scheduled maturities of long-term debt for each of the five fiscal years subsequent to June 30, 1996, are as follows (dollars in thousands):

                      1997 . . . . . . . . . . . .$    107
                      1998 . . . . . . . . . . . .      93
                      1999 . . . . . . . . . . . .     348
                      2000 . . . . . . . . . . . .   7,095
                      2001 . . . . . . . . . . . .  62,103


(9)   Leases

      Ethan Allen leases real property and equipment under various operating and capital lease agreements expiring through the year
      2014. Leases covering retail outlets and equipment generally require, in addition to stated minimums, contingent rentals based on retail sales and equipment usage. Generally, the leases provide for renewal for various periods at stipulated rates.

      Property, plant and equipment include the following amounts for leases which have been capitalized at June 30 (dollars in thousands):

                                                    1996       1995
                                                    ----       ----
           Land                                   $   103    $   103
           Buildings and improvements                 911        911
           Machinery and equipment                 11,021     10,381
                                                   ------     ------
                                                   12,035     11,395
                 Accumulated depreciation          (9,833)    (8,953)
                                                   -------    -------
                                                  $ 2,202    $ 2,442
                                                   ======     ======

      Future minimum payments by year and in the aggregate, under the capital leases and non-cancelable operating leases, with initial or remaining terms of one year or more consisted of the following at June 30, 1996 (dollars in thousands):

                                                     Capital    Operating
      Fiscal Year Ending June 30:                    Leases      Leases
                                                     -------    ---------
      1997                                           $ 2,823     $ 8,046
      1998                                             1,843       6,727
      1999                                             1,465       5,637
      2000                                             1,015       4,678
      2001                                               210       3,750
      Subsequent to 2001                               1,020      19,867
                                                     -------     -------
      Total minimum lease payments                     8,376     $48,705
                                                                  ======
      Amounts representing interest                    3,233
                                                     -------
      Present value of future minimum lease payments   5,143
      Less amounts due in one year                     2,391
                                                     -------
      Long-term obligations under capital leases     $ 2,752
                                                       =====

      The above amounts will be offset by minimum future rentals from subleases of $8,524,000 on operating leases.

      Total rent expense for the fiscal years ended June 30 was as follows
      (dollars in thousands):

                                         1996       1995       1994
                                       -------    --------    ------
      Basic rentals under operating
        leases                         $ 14,419    $ 8,579    $ 7,124
      Contingent rentals under
        operating leases                  1,082      4,294      3,121
                                       --------    -------    -------
                                         15,501     12,873     10,245
      Less sublease rent                  1,782      2,091      1,849
                                       --------    -------    -------
                                       $ 13,719    $10,782    $ 8,396
                                        =======     ======     ======
(10)  Shareholders' Equity

      On May 20, 1996, the Board of Directors adopted a Stockholder Rights
      Plan and declared a dividend of one Right for each outstanding share of common stock as of July 10, 1996. Each Right entitles its holder, under certain circumstances, to purchase one one-hundredth of a share of the Company's Series C Junior Participating Preferred Stock at a price of $125.00 (subject to adjustment).

      The Rights may not be exercised until 10 days after a person or group acquires 15% or more of the Company's common stock, or 15 days after the commencement or the announcement of the intent to commence a tender offer which, if consummated, would result in a 15% or more ownership of the Company's common stock.

      Until then, separate Rights certificates will not be issued, nor will the Rights be traded separately from the stock.

      Should an acquirer become the beneficial owner of 15% of the Company's common stock, and under certain additional circumstances, the Company's stockholders (other than the acquirer) would have the right to receive in lieu of the Series C Junior Participating
      Preferred Stock, a number of shares of the Company's common stock, or in stock of the surviving enterprise if the Company is acquired, having a market value equal to two times the purchase price.

      The Rights will expire on May 31, 2006, unless redeemed prior to that date. The redemption price is $0.01 per Right. The Board of Directors may redeem the Rights at its option any time prior to the announcement that a person or group has acquired 15% or more of the Company's common stock.

      The Company's authorized capital stock consists of (a) 35,000,000 shares of Common Stock, par value $.01 per share, (b) 600,000 shares of Class B Common Stock, par value $.01 per share, (c) 1,055,000 shares of Preferred Stock, par value $.01 per share of which (i)
      30,000 shares have been designated Series A Redeemable Convertible
      Preferred Stock ("the Redeemable Convertible Preferred Stock"), (ii)
      30,000 shares have been designated Series B Redeemable Convertible
      Preferred Stock, (iii) 155,010 shares have been designated as Series
      C Junior Participating Preferred Stock, and (iv) the remaining
      839,990 shares may be designated by the Board of Directors with such rights and preferences as they determine (all such preferred stock, collectively, the "Preferred Stock"). As of June 30, 1996, no shares of Preferred Stock or shares of Class B Common Stock were issued or outstanding.

      On May 20, 1996, the Company declared a $.04 quarterly dividend payable to all stockholders of record as of July 10, 1996.

(11)  Employee Stock Plans

      The Company has reserved 896,591 shares of Common Stock for issuance pursuant to the Company's stock option plans as follows:

           1992 Stock Option Plan
           -----------------------
           The 1992 Stock Option Plan provides for the grant of options to key employees and non-employee directors to purchase shares of
           Common Stock that are either qualified or non-qualified under
           Section 422 of the Internal Revenue Code, as well as stock appreciation rights on such options.  The awarding of such options is determined by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer.  The options vest 25% per year over a four-year period and are exercisable at the market value of the Common Stock at the date of grant.  The maximum number of shares of Common Stock reserved for issuance under the 1992
           Stock Option Plan is 580,199 shares.  Options covering 34,000 shares have been issued to independent directors and are
           exercisable at prices ranging from $18.00 to $19.50 per share and will vest 50% on each of the first two anniversary dates of the grant.  Options to purchase 60,000 shares were awarded to
           Mr. Kathwari during fiscal year 1995 and an additional 240,000 options to purchase shares were awarded to Mr. Kathwari during
           1996.  These options are exercisable at $19.50 and $19.00 per share, respectively and will vest over seven years commencing with the first vesting date of July 27, 1994, and each of the next six years.  Through June 30, 1995, options to purchase
           152,000 shares were issued to other employees with exercise prices ranging from $19.00 to $19.50 per share and options to purchase 46,700 shares were issued to certain key employees in fiscal 1996 and are exercisable at $19.00 per share.


           Incentive Stock Option Plan
           ---------------------------
           Pursuant to the Incentive Stock Option Plan, the Company has
           granted to members of management options to purchase 276,514 shares of Common Stock at an exercise price of $16.50 per share.
           Such options vest twenty percent per year over a five-year period.

           Management Warrants
           --------------------
           Warrants to purchase 174,955 shares of Common Stock were granted to certain key members of management during fiscal 1992 and
           1991.  The warrants are currently exercisable at $3.675 per share.

           Earn-In Warrants
           ----------------
           Earn-In Warrants have been fully earned and have been allocated to Ethan Allen's managers and employees.  Earn-In Warrants are exercisable at $.375 per share.

      Stock option and warrant activity during 1996, 1995 and 1994 is as follows:
                                                  Number of
                                                    shares
                               ------------------------------------------------
                               1992 Stock    Incentive    Management   Earn-In
                               Option Plan    Options      Warrants    Warrants
                               -----------   ----------   ----------   --------
Outstanding at June 30, 1993       -          268,251      164,458     133,333
                                 -------      -------      -------     -------
Granted in 1994                  115,600         -            -           -
Exercised in 1994                  -             -          (6,466)       -
Canceled in 1994                  (1,700)     (12,800)     (10,604)     (1,500)
                                 -------      -------      -------     -------
Outstanding at June 30, 1994     113,900      255,451      147,388     131,833

Granted in 1995                  121,400         -            -           -
Exercised in 1995                   (250)      (3,467)     (26,297)     (7,049)
Canceled in 1995                  (8,350)     (12,000)        (312)     (4,333)
                                 -------      -------      -------     -------
Outstanding at June 30, 1995     226,700      239,984      120,779     120,451

Granted in 1996                  295,700         -            -           -
Exercised in 1996                 (2,950)     (67,350)     (30,319)    (43,996)
Canceled in 1996                (12,725)     (10,875)      (3,117)     (5,966)
                                 -------      -------      -------     -------
Outstanding at June 30, 1996     506,725      161,759       87,343      70,489
                                 =======      =======      =======     =======
Exercisable at June 30, 1996     158,908      161,759       87,343      70,489
                                 =======      =======      =======     =======
(12)  Income Taxes

      Income tax expense consists of the following for the fiscal years ended June 30 (dollars in thousands):

                                          1996       1995       1994
                                       -------    -------     -------
      Current:
        Federal                         $ 14,445   $ 12,172   $ 10,489
        State                              3,778      3,367      3,557
                                         -------     ------     ------
           Total current                  18,223     15,539     14,046
                                         -------     ------     ------
      Deferred:
        Federal                              517       (392)     2,280
        State                                105     (1,914)      (279)
                                         -------     ------      ------
           Total deferred                    622     (2,306)     2,001
                                         =======     ======      ======
      Income tax expense
        on income
        before extraordinary
        charge and the cumulative
        effect of accounting
        change                          $ 18,845   $ 13,233   $ 16,047
                                         =======    =======    =======

      The following is a reconciliation of expected income taxes (computed by applying the Federal statutory rate to income before taxes, extraordinary charge and cumulative effect of accounting change) to actual income tax expense (dollars in thousands):

                                            1996       1995       1994
                                          -------     --------   --------
      Computed "expected"
         income tax expense               $16,447     $12,588    $13,516
      State income taxes,
         net of federal income
         tax benefit                        2,016       1,987      2,130
      Goodwill amortization                    99          99         99
      Increase in federal tax rate,
         effect on deferred tax
         balances                             -            -         500
      Decrease in state deferred tax
         balances, due to
         business reorganization
         (note 15)                            -        (1,660)       -
      Other, net                              283         219       (198)
                                          -------      ------     -------
      Income tax expense
         on income before
         extraordinary charge
         and cumulative effect
         of accounting change             $18,845     $13,233     $16,047
                                           ======      ======      ======

      The significant components of the deferred tax expense (benefit) are as follows (dollars in thousands):

                                              1996       1995       1994
                                          ----------  ---------   ---------
      Deferred tax expense (benefit)
         exclusive of the
         component below                  $   (885)   $ (3,938)   $   882
      Utilization of net operating
        loss carryforwards                   1,507       1,632      1,119
                                           -------     -------    -------
                                          $    622    $ (2,306)  $  2,001
                                           =======     ========   =======

      The components of the net deferred tax liability as of June 30 are as follows (dollars in thousands):
                                                    1996       1995
                                                  --------   ---------
           Deferred tax assets:
              Accounts receivable                 $ 1,204    $ 1,849
              Inventories                           3,513      3,927
              Other liabilities and reserves        4,588      3,729
              Net operating loss carryforwards     13,256     14,763
                                                  -------     ------
                 Total deferred tax asset          22,561     24,268
                                                   ------     ------
           Deferred tax liabilities:
              Property, plant and equipment        29,006     30,853
              Intangible assets other than
                goodwill                           16,194     16,684
              Miscellaneous                           892        840
                                                   ------     ------
                 Total deferred tax liability      46,092     48,377
                                                   ------     ------
                 Net deferred tax liability       $23,531    $24,109
                                                   ======     ======

      The Company has tax operating loss carryforwards of approximately
      $33.9 million at June 30, 1996, of which $12.0 million expires in 2006, $11.3 million expires in 2007 and $10.6 million expires in 2008. Pursuant to Section 382 of the Internal Revenue Code, the
      Company's utilization of the net operating loss carryforwards are subject to an annual limitation of approximately $3.9 million.

      Management believes that the results of future operations will generate sufficient taxable income to realize deferred tax assets.


(13)  Retirement Programs - Employee Benefits

      Retirement Program
      ------------------
      Ethan Allen's profit sharing plan, which is the primary retirement program, is a defined contribution plan.  Contributions to the profit sharing plan are made at the discretion of management.  Profit sharing expense was $1,876,000 in 1996, $1,008,000 in 1995, and
      $750,000 in 1994.

      401(k) Employee Savings Plan
      ----------------------------
      Ethan Allen offers a 401(k) Employee Savings Plan to all employees of
      Ethan Allen who have completed at least one year of service (1,000 hours) during the plan year.  Ethan Allen may, at its discretion, make a matching contribution on behalf of each participant, provided the contribution does not exceed 50% of the participant's
      contribution or $400 per participant per Plan Year.


      Other Retirement Plans and Benefits
      -----------------------------------
      Ethan Allen provides additional benefits to selected members of senior and middle management in the form of deferred compensation arrangements and a management incentive program.  The total cost of these benefits was $2,047,000, $1,157,000, and $1,489,000 in 1996,
      1995 and 1994, respectively.


(14)  Wholly-Owned Subsidiary

      The Company owns all of the outstanding stock of Ethan Allen and has no material assets other than its ownership of Ethan Allen stock and conducts all significant operating transactions through Ethan Allen.
      The Company has guaranteed Ethan Allen's obligation under the Credit
      Agreement and the Senior Notes and has pledged all the outstanding capital stock of Ethan Allen to secure its guarantee under the Credit
      Agreement.

      The condensed balance sheets of Ethan Allen as of June 30 are as follows (dollars in thousands):

           Assets
           ------                             1996       1995
                                            --------   --------
      Current assets                        $168,261   $176,068
      Non-current assets                     231,163    232,153
                                             -------   --------
           Total assets                     $399,424   $408,221
                                             =======    =======
           Liabilities
           -----------
      Current liabilities                   $ 58,517   $ 52,583
      Non-current liabilities                116,553    161,718
                                             -------    -------
           Total liabilities                $175,070   $214,301
                                             =======    =======

      A summary of Ethan Allen's operating activity for each of the years in the three-year period ended June 30, 1996, is as follows:

                                     1996       1995       1994
                                   --------    -------   --------
      Net sales                    $509,776   $476,111   $437,286
      Gross profit                  205,126    185,073    170,782
      Operating income               55,677     46,216     50,286
      Interest expense                8,882     10,777     11,943
      Amortization of deferred
          financing costs               734      1,160      1,384
      Income before income
          taxes, extraordinary charge,
          and cumulative effect
          of accounting change       47,095     36,037     38,674
      Net income                   $ 28,250   $ 22,198   $ 22,627


(15)  Business Reorganization

      The Company implemented a business reorganization ("Reorganization") effective July 1, 1995, which permitted a separation of manufacturing operations from distribution and store operations. This has given the Company additional flexibility to permit it to reduce its aggregate state corporate income tax liability by allocating income to the operations responsible for generating such income, thereby reducing the Company's effective tax rate. The Company believes that the separation of manufacturing operations from distribution and store operations also provides for improved measures of performance including profitability of operations and return on assets, by allowing the Company to more easily allocate income, expenses and assets to the separate operations of the Company's business. The
      Reorganization consisted principally of the following elements: (i) the contribution of Ethan Allen's manufacturing equipment to Ethan
      Allen Manufacturing Corporation ("EAMC"), which is a wholly owned subsidiary of Ethan Allen, (ii) EAMC entered into operating lease arrangements with Ethan Allen for real property used in manufacturing operations, (iii) the contribution by Ethan Allen of certain of Ethan
      Allen's trademarks and service marks, design patents and related assets to Ethan Allen Finance Corporation ("EAFC") which is a wholly owned subsidiary of Ethan Allen, (iv) the full and unconditional guarantee on a senior unsecured basis of Ethan Allen's obligations under Ethan Allen's Credit Agreement and Senior Notes due 2001 by each of EAMC and EAFC and Andover Woods Products Inc. ("Andover", a wholly owned subsidiary of Ethan Allen), (v) the amendment of the Company's existing guarantee of Ethan Allen's obligations under the Senior Notes to include a guarantee of each Guarantor Subsidiary's obligations under its Subsidiary Guarantee, (vi) the execution of a management agreement and a service mark licensing agreement between Ethan Allen and EAFC, (vii) the execution of a management agreement and a trademark licensing agreement between EAMC and EAFC and (viii) the execution of a manufacturing agreement between Ethan Allen and EAMC. Ethan Allen continues to own its headquarters building in Danbury, Connecticut, the real property associated with EAMC's manufacturing operations and the assets and liabilities associated with the current Ethan Allen-owned retail operations and Ethan
      Allen's distribution, service and home delivery operations.

      Costs associated with the Reorganization of $750,000, including consent fees paid to the holders of the Company's Senior Notes, were recorded in fiscal 1995.

      The summarized historical combined balance sheet information for EAMC, EAFC, and Andover (the "Guarantor Subsidiaries") at June 30,
      1996 and 1995 is as follows (dollars in thousands):

                                  June 30         June 30
           Assets                  1996             1995
           ------                ---------       ----------
      Current assets             $  46,394        $  43,609
      Non-current assets           164,602           68,057
                                  ---------        --------
         Total assets            $ 210,996        $ 111,666
                                  ========         ========
           Liabilities
           -----------
      Current liabilities        $  21,346        $     139
      Non-current liabilities       17,939           19,439
                                  --------         --------
         Total liabilities       $  39,285        $  19,578
                                  ========         ========


      Summarized historical combined operating activity of the Guarantor
      Subsidiaries for each of the years in the three-year period ended
      June 30, 1996 is as follows (dollars in thousands):


                               1996        1995         1994
                            ---------   ---------    ---------
      Net Sales             $ 317,563   $ 292,148    $ 275,496
      Gross Profit             57,227      38,721       37,356
      Operating Income         39,324      15,882       14,304
      Income before
       income taxes            43,636      15,717       14,310

      Net income            $  26,400   $   9,351     $  8,524

      The summarized historical financial information for the Guarantor
      Subsidiaries above, has been derived from the financial statements of the Company.

(16)  Litigation

      The Company has been named as a potentially responsible party ("PRP") for the cleanup of four sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). Numerous other parties have been identified as PRP's at these sites. The Company believes its share of waste contributed to these sites is small in relation to the total;
      however, liability under CERCLA may be joint and several.  The
      Company has total reserves of $500,000 applicable to these sites, which would be sufficient to cover any resulting liability. With respect to all of these sites, the Company believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the site. For three of the sites, the site assessment is at a very early stage and there has been no allocation of responsibility among the parties.
      Environmental assessment activity with respect to these sites is expected to continue over the next few years. With respect to the fourth site, final allocation is in the process of being negotiated.

(17)  Related Party Transactions

      The Company has outstanding notes receivable of $51,000 from members of management at June 30, 1996 ($592,000 at June 30, 1995), the proceeds of which were used to purchase the Company's common stock.
      Accordingly, the notes receivable are reflected as a reduction of shareholders' equity in the balance sheet. Such loans bear interest at 7% and are payable January 1997.

(18)  Segment Information

      The Company's operations are classified into two business segments:
      wholesale and retail home furnishings. The wholesale home furnishings segment is principally involved in the manufacture, sale and distribution of home furnishing products to a network of independently-owned and Ethan Allen-owned galleries. The retail home furnishings segment sells home furnishing products through a network of Ethan Allen-owned galleries. These products consist of case goods
      (wood furniture), upholstered products, and home accessories.

      Wholesale profitability includes the wholesale gross margin which is earned on wholesale sales to all retail galleries, including Ethan
      Allen-owned galleries. The retail profitability includes the retail gross margin which is earned based on purchases from the wholesale business. Inter-segment eliminations primarily comprise the wholesale sales and profit on the transfer of inventory between segments. Operating earnings by business segment are defined as sales less operating costs and expenses. Income and expense items, such as corporate operating expenses, are included in the applicable segment. Identifiable assets are those assets used exclusively in the operations of each business segment. Corporate assets principally comprise cash, deferred financing costs, and deferred income taxes.

      The following table shows sales, operating earnings and other financial information by business segment for the fiscal years ended
      June 30, 1996, 1995, and 1994 (dollars in thousands):


                                                 Inter-Segment
                            Wholesale   Retail    Eliminations  Consolidated
                            ---------   ------   -------------  ------------
      1996
      -----
      Net sales             $433,886   $155,601    $ (79,711)      $509,776
      Operating income        53,745      4,059       (2,237)        55,567
      Interest and other
       income                    663        376          -            1,039
      Less: Interest expense     -          -            -           (9,616)
                                                                    -------
         Income before income
          tax expense                                                46,990
         Depreciation and
          amortization        15,199      1,562          -           16,761

      Identifiable assets    327,371     48,350          -          375,721
      Cash                                                            9,078
      Deferred income taxes                                           9,305
      Deferred financing costs                                        1,877
                                                                    -------
           Total assets                                             395,981
      Capital expenditures     7,421      5,893        -             13,314

                                                  Inter-Segment
                            Wholesale    Retail    Eliminations  Consolidated
                            ---------    ------   -------------  ------------
      1995
      -----
      Net sales             $415,412     $133,168     $(72,469)     $476,111
      Operating income        46,012        2,625       (2,501)       46,136
      Interest and other
       income                  1,451          315         -            1,766
      Less: Interest expense                                         (11,937)
                                                                    --------
         Income before income tax
          expense, extraordinary
          charge, and cumulative
          effect of accounting
          change                                                      35,965
         Depreciation and
          amorization         14,798        1,300        -            16,098
      Identifiable assets    338,572       50,314        -           388,886
      Cash                                                             7,546
      Deferred income taxes                                            9,505
      Deferred financing costs                                         2,351
                                                                     -------
           Total assets                                              408,288
      Capital expenditures     5,768        5,476        -            11,244


                                                   Inter-Segment
                            Wholesale     Retail    Eliminations  Consolidated
                            ---------     ------   -------------  ------------
      1994
      ------
      Net sales             $392,355     $105,086    $ (60,155)      $437,286
      Operating income        51,769        2,052       (3,608)        50,213
      Interest and other
       income                  1,594          138          -            1,732
      Less: Interest expense                                          (13,327)
                                                                      -------
         Income before income
          tax expense                                                  38,618
         Depreciation and
          amortization        14,566        1,293          -           15,859
      Identifiable assets    338,333       51,322          -          389,655
      Cash                                                              6,731
      Deferred income taxes                                            10,630
      Deferred financing costs                                          6,271
                                                                      --------
           Total assets                                               413,287
      Capital expenditures     5,585        5,382          -           10,967



(19)  Selected Quarterly Financial Data (Unaudited)

      Tabulated below are certain data for each quarter of the fiscal years ended June 30, 1996 and 1995 (dollar amounts in thousands, except per share data).

                                           Quarter Ended
                          ----------------------------------------------
                          September 30  December 31   March 31   June 30
                          ------------  -----------   --------   -------

      1996 Quarters:
      Net sales             $116,941      $127,212    $134,631  $130,992
      Gross profit            45,471        51,355      54,141    54,159
      Net income               4,500         7,841       8,348     7,456
      Net income per common
        share               $   0.31      $   0.54    $   0.57  $   0.51

      1995 Quarters:
      Net sales             $113,535      $125,735    $123,615  $113,226
      Gross profit            44,944        48,189      47,878    44,062
      Income before
        extraordinary charge
        and cumulative effect
        of accounting change   5,839         7,139       6,890     2,864
      Extraordinary charge      -              -        (2,073)      -
      Cumulative effect of
        accounting change      1,467           -           -         -
      Net income            $  7,306     $   7,139    $  4,817  $  2,864
      Net income per common
        share before extra-
        ordinary charge
        and cumulative effect
        of accounting change $  0.40     $    0.49    $    0.47  $   0.20
      Net income per common
        share                $  0.50     $    0.49    $    0.33  $   0.20



Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      No changes in or disagreements with accountants on accounting or financial disclosure occurred in fiscal years 1996 and 1995.

                                  PART III
                                 ---------

      Part III is omitted as the Company intends to file with the Commission within 120 days after the end of the Company's fiscal year a definitive proxy statement pursuant to Regulation 14A which will involve the election of directors.

ITEM 10.   Directors and Executive Officers of the Registrant
- --------   --------------------------------------------------
           See reference to definitive proxy statement under Part III.

ITEM 11.   Executive Compensation
- --------   ----------------------
           See reference to definitive proxy statement under Part III.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management
- --------   --------------------------------------------------------------
           See reference to definitive proxy statement under Part III.

ITEM 13.   Certain Relationships and Related Transactions
- --------   ----------------------------------------------
           See reference to definitive proxy statement under Part III.


                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- --------  ----------------------------------------------------------------
   (a) Listing of Documents

      (1)  Financial Statements.  The Company's Consolidated Financial
           Statements included in Item 8 hereof, as required at June 30, 1996 and 1995, and for the years ended June 30, 1996, 1995 and 1994, consist of the following:

              Consolidated Balance Sheets

              Consolidated Statements of Operations

              Consolidated Statements of Cash Flows

              Consolidated Statements of Shareholders' Equity

              Notes to Consolidated Financial Statements

      (2) Financial Statement Schedules. Financial Statement Schedules of the Company appended hereto, as required for the years ended
           June 30, 1996, 1995 and 1994, consist of the following:

              II.  Valuation and Qualifying Accounts


      The schedules listed in Reg. 210.5-04, except those listed above, have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      (3)  The following Exhibits are filed as part of this report on Form
           10-K:

       Exhibit
       Number                     Exhibit
       -------                    --------
        *2(a)   Agreement and Plan of Merger, dated May 20, 1989 among the
                Company, Green Mountain Acquisition Corporation ("Merger
                Sub"), INTERCO Incorporated, Interco Subsidiary, Inc. and
                Ethan Allen
        *2(b)   Restructuring Agreement, dated as March 1, 1991, among
                Green Mountain Holding Corporation, Ethan Allen, Chemical
                Bank, General Electric Capital Corporation, Smith Barney
                Inc. and the stockholder's name on the signature page
                thereof
        *3(a)   Restated Certificate of Incorporation for Green Mountain
                Holding Corporation
        *3(b)   Restated and Amended By-Laws of Green Mountain Holding
                Corporation
        *3(c)   Restated Certificate of Incorporation of the Company
        *3(d)   Amended and Restated By-laws of the Company
        *3(e)   Certificate of Designation relating to the New Convertible
                Preferred Stock
        *3(f)   Certificate of Incorporation of Ethan Allen Finance
                Corporation
        *3(g)   By-Laws of Ethan Allen Finance Corporation
        *3(h)   Certificate of Incorporation of Ethan Allen Manufacturing
                Corporation
        *3(i)   By-Laws of Ethan Allen Manufacturing Corporation
        *4(a)   First Amendment to Management Non-Qualified Stock Option
                Plan
        *4(b)   Second Amendment to Management Non-Qualified Stock Option
                Plan
        *4(c)   1992 Stock Option Plan
        *4(d)   Management Letter Agreement among the Management Investors and the Company
        *4(e)   Management Warrant, issued by the Company to members of the
                Management of Ethan Allen
        *4(f)   Form of Dealer Letter Agreement among Dealer Investors and the Company
        *4(g)   Form of Kathwari Warrant, dated June 28, 1989
        *4(j)   Form of Indenture relating to the Senior Notes
        *4(j)-1 First Supplemental Indenture dated as of March 23, 1995 between Ethan Allen and the First National Bank of Boston for
                $75,000,000 8-3/4% Senior Notes due 2007
        *4(k)   Credit Agreement among the Company, Ethan Allen and Bankers
                Trust Company
        *4(k)-1 Amended Credit Agreement among the Company, Ethan Allen and
                Bankers Trust Company
        *4(k)-2 110,000,000 Senior Secured Revolving Credit Facility dated
                March 10, 1995 between Ethan Allen and Chase Manhattan Bank
        *4(l)   Catawba County Industrial Facilities Revenue Bond
        *4(l)-1 Trust Indenture dated as of October 1, 1994 securing
                $4,600,000 Industrial Development Revenue Refunding Bonds,
                Ethan Allen Inc. Series 1994 of the Catawba County
                Industrial Facilities and Pollution Control Financing
                Authority
        *4(m)   Lease for 2700 Sepulveda Boulevard, Torrance, California
        *4(n)   Amended and Restated Warrant Agreement, dated March 1,
                1991, among Green Mountain Holding Corporation and First
                Trust National Association
        *4(o)   Exchange Notes Warrant Transfer Agreement
        *4(p)   Warrant (Earned) to purchase shares of the Company's Common
                Stock dated March 24, 1993
        *4(q)   Warrant (Earned-In) to purchase shares of the Company's
                Common Stock, dated March 23, 1993
        *4(r)   Recapitalization Agreement among the Company, General
                Electric Capital Corporation, Smith Barney Inc., Chemical
                Fund Investments, Inc., Legend Capital Group, Inc., Legend
                Capital International Ltd., Castle Harlan, Inc., M. Farooq
                Kathwari, the Ethan Allen Retirement Program and other
                stockholders named on the signature pages thereto, dated as of March 24, 1993
        *4(s)   Preferred Stock and Common Stock Subscription Agreement,
                dated March 24, 1993, among the Company, General Electric
                Capital Corporation, and Smith Barney Inc.
        *10(b)  Employment Agreement, dated June 29, 1989, among Mr.
                Kathwari, the  Company and Ethan Allen
        *10(c)  Employment Agreement dated July 27, 1994 among Mr.
                Kathwari, the Company and Ethan Allen
        *10(d)  Restated Directors Indemnification Agreement, dated March
                1993, among the Company and Ethan Allen and their Directors
        *10(e)  Registration Rights Agreement, dated March 1993, by and among Ethan Allen, General Electric Capital Corporation and
                Smith Barney Inc.
        *10(f)  Form of management Bonus Plan, dated October 30, 1991
        *10(g)  Ethan Allen Profit Sharing and 401(k) Retirement Plan
        *10(h)  General Electric Capital Corporation Credit Card Agreement
         11     Statement Regarding Computation of Per Share Earnings
        *21     List of wholly-owned subsidiaries of the Company
        *23(a)  Consent of KPMG Peat Marwick LLP.
__________________

      * Incorporated by reference to the exhibits filed with the Registration Statement on Form S-1 of the Company and Ethan Allen Inc. filed with the Securities and Exchange Commission on March 16, 1993 (Commission File No. 33-57216) and the exhibits filed with the Annual Report on Form 10-K of the Company and Ethan Allen Inc. filed with the Securities and Exchange Commission of September 24, 1993 (Commission File No. 1-11806) and the Registration Statement on Form S-3 of the Company, Ethan Allen, Ethan Allen Manufacturing Corporation, Ethan Allen Finance Corporation and Andover Wood Products Inc. filed with the Securities and Exchange Commission on October 23, 1994 (Commission File No. 33-85578-01) and all supplements thereto.

   (b) The Company filed a Form 8-K on July 3, 1996 related to the Company's declaration of a dividend of one preferred stock purchase right for each outstanding share of common stock of $.01 par value of the Company. The dividend is payable to stockholders of record at the close of business on July 10, 1996. Each right entitles the registered holder to purchase one one-hundredth (1/100) of a share of the Company's Series C Junior Participating Preferred Stock at a purchase price of $125.

                 ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
     As of and for the Fiscal Years Ended June 30, 1996, 1995 and 1994
                          (Dollars in thousands)




                             Balance at    Additions              Balance at
                             Beginning     Charged to               End of
                             of Period     Income     Adjustments   Period
                            -------------  ---------  ----------- ----------
Receivables:
  Allowance for doubtful
   accounts:

    June 30, 1996             $ 4,567      $   47      $ (1,639)   $ 2,975
    June 30, 1995             $ 3,718      $  977      $   (128)   $ 4,567
    June 30, 1994             $ 4,547      $   97      $   (926)   $ 3,718

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ETHAN ALLEN INTERIORS INC.
                                       (Registrant)


                                       By /s/ M. Farooq Kathwari
                                          ------------------------
                                          Chairman, Chief Executive Officer
                                           and Director


                                       ETHAN ALLEN INC.
                                       (Registrant)


                                       By /s/ M. Farooq Kathwari
                                          -------------------------
                                          Chairman, Chief Executive Officer
                                           and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




   /s/ M. Farooq Kathwari              Chairman, Chief Executive
- ----------------------------             Officer and Director
      (M. Farooq Kathwari)



    /s/ Clinton A. Clark               Director
- ----------------------------
       (Clinton A. Clark)



     /s/ Kristin Gamble                Director
- ----------------------------
        (Kristin Gamble)



    /s/ Steven A. Galef                Director
- ----------------------------
       (Steven A. Galef)



    /s/ Horace McDonell                Director
- ----------------------------
       (Horace McDonell)



    /s/ Edward H. Meyer                Director
- ----------------------------
       (Edward H. Meyer)



   /s/ William W. Sprague              Director
- -----------------------------
      (William W. Sprague)



    /s/ Edward P. Schade               Vice President &
- ------------------------------         Treasurer
       (Edward P. Schade)



   /s/  Gerardo Burdo                  Corporate Controller
- ------------------------------
       (Gerardo Burdo)