Form 10-K/A
period 1996-06-30
ALLEN ETHAN INTERIORS INC
filed 1996-11-12
CIK 896156

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K/A

(Mark One)

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                 June 30, 1996
                         --------------------------------------------------
                                   or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the transition period from_________________________to__________________

Commission file Number                    1-11806
                      -----------------------------------------------------

Ethan Allen Interiors Inc.; Ethan Allen Inc.; Ethan Allen Finance Corporation;
------------------------------------------------------------------------------
                  Ethan Allen Manufacturing Corporation
                  -------------------------------------
           (Exact name of registrant as specified in its charter)
              Delaware                                     06-1275288
--------------------------------------        --------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                        Ethan Allen Drive, Danbury, CT               06811
------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code    (203) 743-8000
                                                  ----------------------------
       Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
               Title of Each Class                On Which Registered
           ----------------------------      ----------------------------
           Common Stock, $.01 par value      New York Stock Exchange, Inc.

            8-3/4% Senior Notes due 2001     New York Stock Exchange, Inc.

       Securities registered pursuant to Section 12(g) of the Act:
                                     None
-------------------------------------------------------------------------------
                            (Title of class)

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

     Item 14(a)(3) to the Form 10-K, filed on September 27, 1996, is hereby amended to read in its entirety as follows:

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------
   (a) Listing of Documents


      (3)  The following Exhibits are filed as part of this report on Form
           10-K:

       Exhibit
       Number                     Exhibit
       -------                    --------
        *2(a)   Agreement and Plan of Merger, dated May 20, 1989 among the
                Company, Green Mountain Acquisition Corporation ("Merger
                Sub"), INTERCO Incorporated, Interco Subsidiary, Inc. and
                Ethan Allen
        *2(b)   Restructuring Agreement, dated as March 1, 1991, among
                Green Mountain Holding Corporation, Ethan Allen, Chemical
                Bank, General Electric Capital Corporation, Smith Barney
                Inc. and the stockholder's name on the signature page
                thereof
        *3(a)   Restated Certificate of Incorporation for Green Mountain
                Holding Corporation
        *3(b)   Restated and Amended By-Laws of Green Mountain Holding
                Corporation
        *3(c)   Restated Certificate of Incorporation of the Company
        *3(d)   Amended and Restated By-laws of the Company
        *3(e)   Certificate of Designation relating to the New Convertible
                Preferred Stock
        *3(f)   Certificate of Incorporation of Ethan Allen Finance
                Corporation
        *3(g)   By-Laws of Ethan Allen Finance Corporation
        *3(h)   Certificate of Incorporation of Ethan Allen Manufacturing
                Corporation
        *3(i)   By-Laws of Ethan Allen Manufacturing Corporation
        *4(a)   First Amendment to Management Non-Qualified Stock Option
                Plan
        *4(b)   Second Amendment to Management Non-Qualified Stock Option
                Plan
        *4(c)   1992 Stock Option Plan
        *4(d)   Management Letter Agreement among the Management Investors and the Company
        *4(e)   Management Warrant, issued by the Company to members of the
                Management of Ethan Allen

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

        *10(f)  Form of management Bonus Plan, dated October 30, 1991
        *10(g)  Ethan Allen Profit Sharing and 401(k) Retirement Plan
        *10(h)  General Electric Capital Corporation Credit Card Agreement
         11     Statement Regarding Computation of Per Share Earnings
        *21     List of wholly-owned subsidiaries of the Company
        *23(a)  Consent of KPMG Peat Marwick LLP.
         27     Financial Data Schedule

_____________________

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


   /s/ M. Farooq Kathwari               Chairman, Chief Executive
----------------------------              Officer and Director
      (M. Farooq Kathwari)


    /s/  Clinton A. Clark               Director
----------------------------
       (Clinton A. Clark)


     /s/  Kristin Gamble                Director
----------------------------
        (Kristin Gamble)


    /s/  Steven A. Galef                Director
----------------------------
       (Steven A. Galef)


    /s/ Horace McDonell                 Director
----------------------------
       (Horace McDonell)


    /s/ Edward H. Meyer                 Director
----------------------------
       (Edward H. Meyer)


   /s/ William W. Sprague               Director
-----------------------------
      (William W. Sprague)


    /s/  Edward P. Schade               Vice President &
-----------------------------           Treasurer
       (Edward P. Schade)


   /s/   Gerardo Burdo                  Corporate Controller
------------------------------
       (Gerardo Burdo)