Form 10-Q
period 1996-09-30
ALLEN ETHAN INTERIORS INC
filed 1996-11-14
CIK 896156

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1996
                              -----------------------------------------------
                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________ to _______________________

Commission File Number:                 1-11806
                       ------------------------------------------------------
 Ethan Allen Interiors Inc.; Ethan Allen Inc.; Ethan Allen Finance Corporation;
        Ethan Allen Manufacturing Corporation; Andover Woods Products Inc.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                   Delaware                               06-1275288
-----------------------------------------------------------------------------
(State or other jurisdiction of incorporation        (I.R.S.Employer ID No.)
 or organization)

                Ethan Allen Drive, Danbury, Connecticut 06811
-----------------------------------------------------------------------------
(Address of principal executive offices)


                               (203) 743-8000
-----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                     N/A
-----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   [X] Yes  [ ] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                       14,376,205 at September 30, 1996

                       ETHAN ALLEN INTERIORS INC.
                            AND SUBSIDIARIES



                                  INDEX


                                                             PAGE
                                                             ----
Part I.   Financial Information:

 Item 1.  Consolidated Financial Statements as of
            September 30 and June 30, 1996 and for
            the three months ended September 30, 1996 and 1995 (unaudited):

           Consolidated Balance Sheets                        4

           Consolidated Statements of Operations              6

           Consolidated Statements of Cash Flows              7

           Consolidated Statement of Shareholders'
             Equity                                           9

           Notes to Consolidated Financial
             Statements                                       10

 Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                    14

Part II.  Other Information:                                 18

 Item 1.  Legal Proceedings

 Item 2.  Changes in Securities

 Item 6.  Exhibits and reports on Form 8-K


                   ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                            (Dollars in thousands)

                                                     September 30,
        ASSETS                                           1996        June 30,
        ------                                        (unaudited)      1996
                                                     -------------   --------
Current assets:
  Cash                                               $  11,565       $  9,078
  Accounts receivable, less allowances of
    $2,510 and $2,564 at September 30 and
    June 30, 1996, respectively                         35,949         33,984
  Notes receivable, current portion, less
    allowances of $328 and $314 at September 30
    and June 30, 1996, respectively                      1,253          1,314
  Inventories (note 3)                                 102,024        107,224
  Prepaid expenses and other current assets              8,516          7,377
  Deferred income taxes                                  8,325          9,305
                                                       -------        -------
       Total current assets                            167,632        168,282
                                                       -------        -------
Property, plant and equipment, net                     161,727        159,634
Property, plant and equipment held for sale (note 4)     1,095          4,233
Notes receivable, net of current portion, less
    allowance of $178 and $97 at September 30
    and June 30, 1996, respectively                      2,452          2,561
Intangibles, net of amortization of $12,181 and
    $11,768 at September 30 and June 30, 1996,
    respectively                                        53,652         54,065
Deferred financing costs, net of amortization of
    $1,597 and $1,426 at September 30 and June 30,
    1996, respectively                                   1,710          1,877
Other assets                                             4,905          5,329
                                                        ------        -------
     Total assets                                     $393,173       $395,981
                                                       =======        =======

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Current liabilities:
  Current maturities of long-term debt and
   capital lease obligations                         $  2,091       $  2,498
  Accounts payable                                     42,945         36,742
  Accrued expenses                                      4,933          6,956
  Accrued compensation and benefits                    12,813         12,939
                                                     --------       --------
     Total current liabilities                         62,782         59,135
                                                     --------       --------
Long-term debt, less current maturities                65,350         79,929
Obligations under capital leases, less current
  maturities                                            2,849          2,752
Other long-term liabilities, principally long-term
  compensation, environmental and legal reserves          922          1,036
Deferred income taxes                                  32,316         32,836
                                                      -------        -------
     Total liabilities                                164,219        175,688
                                                      -------        -------
Commitments and contingencies (note 5)                   -              -

Shareholders' equity:
Class A common stock, par value $.01, 35,000,000
  shares authorized, 14,632,722 and 14,568,731
  shares issued at September 30 and June 30,
  1996, respectively                                      146            146
Preferred stock, par value $.01, 1,055,000 shares
  authorized, no shares issued and outstanding at
  September 30 and June 30, 1996, respectively           -              -
Additional paid-in capital                            254,960        254,971
                                                      -------        -------
                                                      255,106        255,117
Less:  Notes receivable from officer and employees        (33)           (51)
       Treasury stock (at cost) 261,138 and 256,480
       shares at September 30 and June 30, 1996,
       respectively                                    (5,496)        (5,371)
                                                      -------        -------
                                                      249,577        249,695
Accumulated deficit                                   (20,623)       (29,402)
                                                      -------        -------
     Total shareholders' equity                       228,954        220,293
                                                      -------        -------
     Total liabilities and shareholders' equity      $393,173       $395,981
                                                      =======        =======

See accompanying notes to consolidated financial statements.


                  ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                    Consolidated Statements of Operations
                                 (Unaudited)
                (Dollars in thousands, except per share data)


                                                  Three Months
                                               Ended September 30,
                                               1996           1995
                                             ---------     ---------
Net sales                                    $132,355       $116,941
Cost of sales                                  77,777         71,470
                                              -------        -------
    Gross profit                               54,578         45,471

Operating expenses:
  Selling                                      19,160         17,769
  General and administrative                   19,016         17,816
                                               ------         ------
    Operating income                           16,402          9,886
                                               ------         ------
Interest and other miscellaneous
  income, net                                      49            303

Interest expense                                1,591          2,553
Amortization of deferred
  financing costs                                 221            109
                                                -----          -----
                                                1,812          2,662
                                                -----          -----
  Income before income taxes                   14,639          7,527

Income tax expense                              5,856          3,027
                                               ------          -----

   Net income                                $  8,783       $  4,500
                                              =======        =======
Per share data:
   Net income per common share               $   0.60       $   0.31
                                              =======        =======
   Dividends declared                        $   0.04       $   -
                                              =======        =======
   Weighted average common shares
     outstanding (in thousands)                14,639         14,599

See accompanying notes to consolidated financial statements.


              ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows
                             (Unaudited)
                       (Dollars in thousands)


                                                       Three Months
                                                     Ended September 30,
                                                    1996       1995
                                                  ---------   ----------
Operating activities:
  Net income                                      $  8,783    $ 4,500
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                   4,570      4,396
     Provision for deferred income taxes               752        116
Other non-cash charges                                 360        (73)
     Change in:
       Accounts receivable                          (1,871)    (4,896)
       Inventories                                   5,200      5,989
       Prepaid and other current assets             (1,139)    (2,335)
       Other assets                                    153         48
Accounts payable                                     6,203      6,369
       Accrued expenses                             (2,012)    (2,415)
       Other long-term liabilities                    (114)       (16)
                                                    ------     ------
  Net cash provided by operating activities         20,885     11,683
                                                    ------     ------
Investing activities:
  Proceeds from the disposal of property,
    plant and equipment                                331         96
  Proceeds from the disposal of property,
    plant and equipment held for sale                1,724        -
  Capital expenditures                              (5,055)    (3,130)
  Payments received on long-term notes receivable      371        395
  Disbursements made for long-term notes receivable   (277)      (400)
                                                     ------     ------
  Net cash used by investing activities             (2,906)    (3,039)
                                                    -------    -------

Financing activities:
  Payments on revolving credit facility            (21,000)   (23,500)
  Borrowings on revolving credit facility           14,500     15,500
  Other long-term borrowings                           440        -
  Redemption of Senior Notes                        (8,425)       -
  Payments on long-term debt, including
   current maturities                                  (36)       (19)
  Issuance of common stock                             226        105
  Payments under capital leases                       (493)      (457)
  Increase in deferred financing costs                  (4)       (88)
  Payments to acquire treasury stock                  (125)       -
  Payments of dividends                               (575)       -

  Net cash used by financing activities            (15,492)    (8,459)

Net increase in cash                                 2,487        185
Cash at beginning of period                          9,078      7,546
                                                   --------   --------
Cash at end of period                             $ 11,565   $  7,731
                                                    =======    =======

See accompanying notes to consolidated financial statements.



                       ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                    Consolidated Statements of Shareholders' Equity
                         Three Months Ended September 30, 1996
                                      (Unaudited)
                                (Dollars in thousands)

                                           Additional
                                 Common     Paid-in      Notes       Treasury   Accumulated
                                  Stock     Capital    Receivable      Stock      Deficit      Total
                                 -------   ----------  ----------    --------   -----------  --------
Balance at June 30, 1996         $   146    $254,971    $  (51)       $(5,371)  $ (29,402)   $220,293

  Issuance of common stock            -          226        -              -          -           226

  Payments received on notes
    receivable                        -         -           18             -          -            18

  Increase in management
    warrants                          -           47        -              -          -            47

  Purchase of 4,658 shares
    of treasury stock                 -         -           -             (125)       -          (125)

  Tax benefit associated with
    the exercise of employee
    options and warrants              -          292        -              -          -           292

  Dividends declared                  -         (576)       -              -          -          (576)

  Foreign currency adjustment         -          -          -              -         (4)           (4)

  Net income                          -          -          -             -       8,783         8,783

Balance at September 30, 1996     $   146   $254,960    $   (33)      $(5,496) $(20,623)     $228,954
                                 ========   ========     =======       =======  ========      =======

See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

(1)   Basis of Presentation

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


(2)   Interim Financial Presentation

      All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

      In the opinion of the Company, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been included in the financial statements. The results of operations for the three months ended September 30, 1996, are not necessarily indicative of results for the fiscal year.


(3)   Inventories

      Inventories at September 30 and June 30, 1996 are summarized as follows (dollars in thousands):

                                       September 30,   June 30,
                                           1996          1996
                                        -----------    ---------
           Retail merchandise            $ 28,240      $ 28,695
           Finished products               33,646        39,146
           Work in process                 12,656        12,803
           Raw materials                   27,482        26,580
                                         --------      --------
                                         $102,024      $107,224
                                         ========       =======

(4)   Plant, Property and Equipment Held for Sale

      Property and plants held for resale are recorded at lower of cost or net realizable values. As of July 1, 1996, the Company adopted FAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of." The adoption of this standard did not have a material impact on the Company's financial position or its results of operations.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)
(5)   Contingencies

      The Company has been named as a potentially responsible party ("PRP") for the cleanup of four sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). Numerous other parties have been identified as PRP at these sites. The Company believes its share of waste contributed to these sites is small in relation to the total; however, liability under "CERCLA" may be joint and several. The Company has total reserves of $500,000 applicable to these sites. With respect to all of these sites, the Company believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to the total volume at the site. For three of the sites, the site assessment is at a very early stage and there has been no allocation of responsibility among the parties. Environmental assessment activity with respect to these sites is expected to continue over the next few years. With respect to the fourth site, final allocation is in the process of being negotiated.

(6)   Wholly-Owned Subsidiary

      The Company owns all of the outstanding stock of Ethan Allen, has no material assets other than its ownership of Ethan Allen stock, and conducts all significant operating transactions through Ethan Allen. The Company has guaranteed Ethan Allen's obligation under the Credit Agreement and the Senior Notes and has pledged all the outstanding capital stock of Ethan Allen to secure its guarantee under its Credit Agreement.

      The condensed balance sheets of Ethan Allen as of September 30 and June 30, 1996 are as follows (dollars in thousands):

                                 September 30,    June 30,
                                     1996           1996
                                 -------------   -----------
      Assets
      ------
      Current assets               $167,591       $168,261
      Non-current assets            229,637        231,163
                                   --------       --------

           Total assets            $397,228       $399,424
                                    =======        =======
      Liabilities
      -----------

      Current liabilities          $ 62,160       $ 58,517
      Non-current liabilities       101,437        116,553
                                    -------        -------
           Total liabilities       $163,597       $175,070
                                    =======        =======

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

      A summary of Ethan Allen's operating activity for the three months ended September 30, 1996 and 1995 is as follows (dollars in thousands):

                                          Three Months
                                      Ended September 30,
                                     1996           1995
                                   --------       --------

      Net sales                    $132,355       $116,941
      Gross profit                   54,578         45,471
      Operating income               16,420          9,915
      Interest expense                1,591          2,553
      Amortization of deferred
        financing costs                 221            109
      Income before income
        tax expense                  14,656          7,554
      Net income                      8,800          4,527

(7)   Business Reorganization

      The Company implemented a business reorganization ("Reorganization") effective July 1, 1995, which permitted a separation of manufacturing operations from distribution and store operations. This has given the Company additional flexibility to permit it to reduce its aggregate state corporate income tax liability by allocating income to the operations responsible for generating such income thereby reducing the Company's effective tax rate. The Company believes that the separation of manufacturing operations from distribution and store operations will also provide for improved measures of performance, including profitability of operations and return on assets, by allowing the Company to more easily allocate income, expenses and assets to the separate operations of the Company's business. The Reorganization consists principally of the following elements: (i) the contribution of Ethan Allen's manufacturing equipment to Ethan Allen Manufacturing Corporation ("EAMC"), which is a wholly-owned subsidiary of the Company (ii) the execution of operating lease arrangements between EAMC and Ethan Allen for real property used in manufacturing operations (iii) the contribution by Ethan Allen of certain of Ethan Allen's trademarks and service marks, design patents and related assets to Ethan Allen Finance Corporation ("EAFC") which is a wholly-owned subsidiary of Ethan Allen, (iv) the full and unconditional guarantee on a senior unsecured basis of Ethan Allen's obligations under Ethan Allen's Credit Agreement and 8-3/4% Senior Notes due 2001 by each of EAMC and EAFC and Andover Woods Products Inc. ("Andover", an existing wholly-owned subsidiary of the Company) (collectively,"Guarantor Subsidiaries"), (v) the amendment of the Company's existing guarantee of Ethan Allen's obligations under the Senior Notes and the Indenture to include a guarantee of each Guarantor Subsidiary's obligations under its subsidiary

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

      guarantee, (vi) the execution of a management agreement and a service mark licensing agreement and a trademark licensing agreement between EAMC and EAFC, (vii) the execution of a management agreement between Ethan Allen and EAFC and (viii) the execution of a manufacturing agreement between Ethan Allen and EAMC. Ethan Allen continues to own its headquarters building in Danbury, Connecticut, the real property associated with EAMC's manufacturing operations and the assets and liabilities associated with the Ethan Allen-owned retail operations and Ethan Allen's distribution, service and home delivery operations.


      The summarized historical combined balance sheet information for the Guarantor Subsidiaries at September 30, 1996 and at June 30, 1996 is as follows (dollars in thousands):

                                 September 30,    June 30,
      Assets                         1996           1996
      ------                     --------------   ---------

      Current assets               $ 54,953       $ 46,394
      Non-current assets            165,443        164,602
                                    -------        -------
         Total assets              $220,396       $210,996
                                    =======        =======
      Liabilities

      Current liabilities          $ 23,252       $ 21,346
      Non-current liabilities        17,939         17,939
                                    -------        -------
         Total liabilities         $ 41,191       $ 39,285
                                    =======        =======

      Summarized historical combined operating activity for the three months ended September 30, 1996 and 1995 is as follows (dollars in thousands):

                                         Three Months
                                            Ended
                                         September 30,
                                     1996            1995
                                   ---------      ---------

      Net sales                    $ 77,413       $ 67,965
      Gross profit                   15,680         10,756
      Operating income               11,289          6,863
      Income before interest
        expense  and income taxes    12,407          7,951
      Income before income taxes     12,387          7,883
      Net income                      7,494          4,769

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


      The summarized historical financial information for the Guarantor Subsidiaries above, has been derived from the financial statements of the Company.

                  MANAGEMENT DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

      Ethan Allen's revenues are comprised of wholesale sales to dealer-owned stores and retail sales of Ethan Allen-owned stores as follows (dollars in millions):

                                      Three Months
                                          Ended
                                      September 30,
                                   1996         1995
                                 ---------    ----------
Revenues:
Net wholesale sales to dealer-
 owned stores                     $ 86.1        $ 77.8
Net retail sales of Ethan Allen-
 owned stores                       40.2          34.8
Other revenues                       6.0           4.3
                                   -----         -----
Total                             $132.3        $116.9
                                   =====         =====

  Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

      Sales for the three months ended September 30, 1996 increased by $15.4 million, or 13.2%, over the corresponding period in the prior year to $132.3 million. Net sales to dealer-owned stores increased by $8.3 million, or 10.7% to $86.1 million, and net retail sales by Ethan Allen-owned stores increased by $5.4 million, or 15.5% to $40.2 million. Sales growth has resulted from newer product offerings, a coordinated advertising program, 95% brand awareness, and growth in international sales. In addition, sales growth can be attributed to the strengthening of the Company's existing retail base through relocations and store renovations. At September 30, 1996, there were 288 total stores, of which 231 were dealer-owned, as compared to 296 total stores, of which 236 were dealer-owned at September 30, 1995. The net decrease in the number of stores is primarily due to the closing of 14 smaller, under-performing stores in Japan, which were replaced by 3 larger, high-volume stores in fiscal 1996.

      The increase in retail sales by Ethan Allen-owned stores is attributable to a 12.5%, or $4.1 million, increase in comparable store sales, and an increase in sales generated by newly opened or acquired stores of $2.0 million, partially offset by closed stores, which generated $.7 million less in sales in the three months ended September 30, 1996, as compared to the three months ended September 30, 1995.

      Comparable stores are stores that, if newly opened, have been open for at least 15 months. Ethan Allen's retail business is principally special order and minimal net sales are generated during the first three months of operations of newly opened stores. Stores acquired from dealers by Ethan Allen are included in comparable store sales in their thirteenth full month of Ethan Allen-owned operations.

      Gross profit for the three months ended September 30, 1996 increased
by   $9.1 million from the three months ended September 30, 1995 to $54.6 million. This increase is attributable to higher sales volumes, combined with an increase in gross margin to 41.2% in the three months ended September 30, 1996 from 38.9% in the three months ended September 30, 1995. Gross margins have been favorably impacted by greater manufacturing efficiencies, the full benefit of recent price increases and a higher proportionate percentage of retail sales to total sales, partially offset by an increase in lumber and other raw material costs and higher employee benefit costs.

      Selling, general and administrative expenses increased $2.6 million from $35.6 million, or 30.4% of net sales, in the three months ended September 30, 1995 to $38.2 million, or 28.8% of net sales, in the three months ended September 30, 1996. This increase is attributable principally to an increase in operating expenses of the Company's retail division of $1.3 million due to higher sales volumes. Wholesale operating expenses also increased due to higher sales volumes and increased employee benefit costs.

      Operating income for the three months ended September 30, 1996 was $16.4 million, an increase of $6.5 million as compared to the three months ended September 30, 1995. Wholesale operating income was $15.3 million for the three months ended September 30, 1996, reflecting an increase of $5.7 million as compared to the prior year quarter. This increase is attributable to higher sales volumes and increased gross margins. Retail operating income was $1.3 million in the three months ended September 30, 1996, as compared to break-even in the corresponding period in the prior year. The higher retail sales volumes and improved gross margin were partially offset by higher operating expenses primarily due to the higher sales volumes.

      Interest expense, including amortization of deferred financing costs, for the three months ended September 30, 1996 decreased by $.9 million to $1.8 million from $2.7 million in the three months ended September 30, 1995, due to lower debt balances outstanding.

      Income tax expense of $5.9 million, or an effective tax rate of 40.0%, was recorded for the three months ended September 30, 1996, as compared to $3.0 million, or an effective tax rate of 40.2%, in the prior year quarter.

      For the three months ended September 30, 1996, the Company recorded net income of $8.8 million compared to net income for the three months ended September 30, 1995 of $4.5 million.

Financial Condition and Liquidity

      Principal sources of liquidity are cash flow from operations and additional borrowing capacity under the revolving credit facility. Net cash provided by operating activities totaled $20.9 million this quarter as compared to $11.7 million in the three months ended September 30, 1995. The increase is principally due to a $4.3 million increase in net income, a $1.9 million increase in accounts receivable in the three months ended September 30, 1996, as compared to a $4.9 million increase in the three months ended September 30, 1995, and a $1.1 million increase in prepaid and other current assets in the three months ended September 30, 1996, as compared to a $2.3 million increase in the prior year quarter. At September 30, 1996, the Company had working capital of $104.8 million and a current ratio of 2.67 to 1.

      During the three months ended September 30, 1996, capital spending totaled $5.1 million as compared to $3.1 million in the three months ended September 30, 1995. Capital expenditures in fiscal 1996 are anticipated to be approximately $18.0 million. The Company anticipates that cash from operations will be sufficient to fund this level of capital expenditures. The increased level of anticipated capital spending, which is attributable primarily to manufacturing efficiency improvements and scheduled new store openings, is expected to continue for the foreseeable future.

      Total debt outstanding at September 30, 1995 is $70.3 million. The Company's balance under its revolving credit facility at September 30, 1996 was $.5 million. Trade and standby letters of credit of $13.3 million were also outstanding as of September 30, 1996. Other debt includes $53.6 million of outstanding Senior Notes which have a final maturity in 2001, with no scheduled amortization prior to final maturity. The Senior Notes may not be redeemed at the option of the Company until March 15, 1998. Therefore, the Company does not anticipate that any Senior Notes will be repaid for at least two years; however, the Company may from time to time, either directly or through agents, repurchase its Senior Notes in the open market, through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. During the quarter ended September 30, 1996, $8.4 million principal amount was repurchased.

      During the fiscal year ended June 30, 1996, the Company closed on loan commitments in the aggregate amount of approximately $1.4 million related to the modernization of its Beecher Falls manufacturing facility. Loans made pursuant to these commitments will bear interest at rates of 3 to 8% and will have maturities of 7 to 30 years. The loans will have a first and second lien in respect of equipment financed by such loans and a first and second mortgage interest in respect of a building, the construction of which was financed by such loans. Interest and principal on such loans will be paid monthly, commencing July 26, 1996, and October 15, 1996. As of June 30, 1996, the Company received $500,000 of loan proceeds which was included in long term debt at year end. During the quarter ended September 30, 1996, loan proceeds in the amount of $440,000 were received and are included in long term debt at September 30, 1996.

      As of September 30, 1995, aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $.1 million, $.4 million, $7.1 million, $62.2 million and $.2 million, respectively. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements.

      The Company may also, from time to time, either directly or through agents, repurchase its common stock in the open market through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. During the quarter ended September 30, 1996, 4,658 shares were purchased at an average price of $26.76 per share. Depending on market prices and other conditions relevant to the Company, such purchases may be discontinued at any time.

                       PART II.  OTHER INFORMATION



Item 1. - Legal Proceedings

There has been no change to matters discussed in Business-Legal Proceedings in Company's Form 10-K as filed with the Securities and Exchange Commission on September 27, 1996.

Item 2. - Changes in Securities

There has been no change to matters discussed in Description and Ownership of Capital Stock in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 27, 1996.


Item 6. - Exhibits and Reports on Form 8-K

(a) 11. - Statement re Computation of Per Share Earnings
(b) 27. - Financial Data Schedule

                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       ETHAN ALLEN INTERIORS INC.
                       --------------------------
                              (Registrant)



DATE:  11/14/96                        BY: /s/ M. Farooq Kathwari
       --------                            M. Farooq Kathwari
                                           Chairman of the Board
                                           President and Chief
                                           Executive Officer
                                           (Principal Executive Officer)



DATE:  11/14/96                        BY: /s/ Edward P. Schade
       --------                            Edward P. Schade
                                           Vice President &
                                           Treasurer
                                           (Principal Financial Officer)



DATE:   11/14/96                       BY: /s/ Gerardo Burdo
        --------                           Gerardo Burdo
                                           Corporate Controller
                                           (Principal Accounting Officer)

                            INDEX TO EXHIBITS



11.  Computation of Per Share Earnings                     Page  21

27.  Financial Data Schedule                               Page  22