Form 10-Q
period 1996-12-31
ALLEN ETHAN INTERIORS INC
filed 1997-02-13
CIK 896156

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                         FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           December 31, 1996
                                ------------------------------------------------


                                            or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to


Commission File Number:                 1-11806


        Ethan Allen Interiors Inc.; Ethan Allen Inc.; Ethan Allen Finance
        Corporation; Ethan Allen Manufacturing Corporation; Andover Wood
                                  Products Inc.
             (Exact name of registrant as specified in its charter)

                  Delaware                                     06-1275288
(State or other jurisdiction of incorporation          (I.R.S. Employer ID No.)
              or organization)

                  Ethan Allen Drive, Danbury, Connecticut 06811
                    (Address of principal executive offices)

                                 (203) 743-8000
              (Registrant's telephone number, including area code)

                                       N/A
                 (Former name, former address and former fiscal
                      year, if changed since last report)

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

                         14,402,367 at December 31, 1996

                           ETHAN ALLEN INTERIORS INC.
                                 AND SUBSIDIARY



                                      INDEX


                                                                  PAGE

Part I.   Financial Information:

 Item 1. Consolidated Financial Statements as of December 31 and June 30, 1996 and for the three and six months ended December 31, 1996 and 1995 (unaudited):

            Consolidated Balance Sheets                             2

            Consolidated Statements of Income                       4

            Consolidated Statements of Cash Flows                   5

            Consolidated Statement of Shareholders'
              Equity                                                6

            Notes to Consolidated Financial
              Statements                                            7

 Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                        12


Part II.  Other Information:                                       17

 Item 1.  Legal Proceedings

 Item 2.  Changes in Securities

 Item 6.  Exhibits and reports on Form 8-K

                       ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                              Consolidated Balance Sheets
                                (Dollars in thousands)

                                                    December 31,
        ASSETS                                          1996           June 30,
                                                     (unaudited)         1996
Current assets:
  Cash                                               $ 23,238           $  9,078
  Accounts receivable, less allowances of
    $2,446 and $2,564 at December 31 and
    June 30, 1996, respectively                        30,896             33,984
  Notes receivable, current portion, less
    allowances of $342 and $314 at December
    31 and June 30, 1996,respectively                   1,400              1,314
  Inventories (note 3)                                100,236            107,224
  Prepaid expenses and other current assets             7,476              7,377
  Deferred income taxes                                 8,593              9,305
                                                      -------            -------

       Total current assets                           171,839            168,282
                                                      -------            -------

Property, plant and equipment, net                    163,299            159,634
Property, plant and equipment held for sale (note 4)    1,135              4,233
Notes receivable, net of current portion, less
  allowance of $176 and $97 at December 31 and
  June 30, 1996, respectively                           2,523              2,561
Intangibles, net of amortization of $12,594 and
   $11,768 at December 31 and June 30, 1996,
   respectively                                        53,239             54,065
Deferred financing costs, net of amortization of
   $1,709 and $1,426 at December 31 and June 30,
   1996, respectively                                   1,767              1,877
Other assets                                            4,638              5,329
                                                      -------            -------

     Total assets                                    $398,440           $395,981
                                                     ========            =======

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt and
   capital lease obligations                         $  1,878           $  2,498
  Accounts payable                                     34,579             36,742
  Accrued expenses                                      7,204              6,956
  Accrued compensation and benefits                    13,890             12,939
                                                      -------            -------

     Total current liabilities                         57,551             59,135
                                                      -------            -------

Long-term debt, less current maturities                63,857             79,929
Obligations under capital leases, less current
  maturities                                            2,867              2,752
Other long-term liabilities, principally long-term
  compensation and environmental reserves                 853              1,036
Deferred income taxes                                  31,999             32,836
                                                      -------            -------

     Total liabilities                                157,127            175,688
                                                      -------            -------

Commitments and contingencies (note 5)                     -                  -

Shareholders' equity:
Class A common stock, par value $.01,  35,000,000 shares authorized,  14,666,781 and 14,568,731 shares
  issued at December 31 and June 30, 1996 respectively    146                146
Preferred stock, par value $.01, 1,055,000 shares
  authorized, no shares issued and outstanding at
  December 31 and June 30, 1996, respectively              -                  -
Additional paid-in capital                            255,170            254,971
                                                      -------            -------
                                                      255,316            255,117
Less:  Notes receivable from officer and employees         -                (51)
       Treasury stock (at cost) 264,414 and 256,480
       shares at December 31 and June 30, 1996,       (5,606)            (5,371)
       respectively                                   -------            -------
                                                      249,710            249,695
Accumulated deficit                                   ( 8,397)          (29,402)
                                                      -------            -------
     Total shareholders' equity                       241,31             220,293
                                                      -------            -------

     Total liabilities and shareholders' equity      $398,440           $395,981
                                                     ========           ========

See accompanying notes to consolidated financial statements.

                       ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                           Consolidated Statements of Income
                                      (Unaudited)
                     (Dollars in thousands, except per share data)





                                          Three Months             Six Months
                                      Ended December 31,      Ended December 31,
                                       1996        1995        1996       1995

Net sales                            $138,330    $127,212    $270,685   $244,153
Cost of sales                          78,409      75,857     156,186    147,327
                                      -------     -------     -------    -------
    Gross profit                       59,921      51,355     114,499     96,826

Operating expenses:
  Selling                              18,875      17,857      38,035     35,626
  General and administrative            19,396     18,270      38,412     36,086
                                       -------    -------     -------    -------

    Operating income                   21,650      15,228      38,052     25,114
                                      -------     -------     -------    -------

Interest and other miscellaneous
  income, net                             295         287         344        590

Interest expense                        1,420       2,341       3,011      4,894
Amortization of deferred
  financing costs                         136         105         357        214
                                      -------     -------     -------    -------

  Income before income taxes           20,389      13,069      35,028     20,596

Income tax expense                      8,162       5,228      14,018      8,255
                                      -------     -------     -------    -------

    Net income                       $ 12,227    $  7,841    $ 21,010   $ 12,341
                                      =======     =======     =======    =======

Per share data:

    Net income per common share      $   0.84    $   0.54    $   1.44   $   0.85
                                      =======     =======     =======    =======

    Dividend declared per
      common share                   $   0.04    $    -      $   0.08   $    -
                                      =======     =======     =======    =======

    Weighted average common shares
     outstanding (in thousands)        14,621      14,472      14,627     14,536



See accompanying notes to consolidated financial statements.

                 ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                   Consolidated Statements of Cash Flows
                                (Unaudited)
                          (Dollars in thousands)


                                                              Six Months
                                                          Ended December 31,
                                                         1996        1995
Operating activities:
  Net income                                           $ 21,010    $ 12,341
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                        8,855       8,586
     Provision for deferred income taxes                    544        (237)
     Other non-cash charges                                 419         (71)
     Change in:
       Accounts receivable                                3,196       2,044
       Inventories                                        6,988       3,903
       Prepaid and other current assets                     (99)     (1,124)
       Other assets                                          68          77
       Accounts payable                                  (2,163)      3,284
       Accrued expenses                                     761         359
       Other long-term liabilities                         (183)        (31)
                                                        -------    --------

  Net cash provided by operating activities              39,396      29,131
                                                        -------    --------

Investing activities:
  Proceeds from the disposal of property, plant             110          96
    and equipment
  Proceeds from the disposal of plant, and equipment
    held for sale                                         1,945        -
  Capital expenditures                                   (9,753)     (6,320)
  Payments received on long-term notes receivable           621         977
  Disbursements made for long-term notes receivable        (727)       (400)

  Net cash used by investing activities                  (7,804)     (5,647)
                                                         -------    --------

Financing activities:

  Payments on revolving credit facility                 (21,500)    (44,000)
  Borrowings on revolving credit facility                14,500      26,500
  Other long-term borrowings                                440         -
  Redemption of Senior Notes                             (9,384)        -
  Payments on long-term debt, including                     (77)       (39)
    current maturities
  Payments under capital leases                          (1,039)       (805)
  Issuance of capital stock                                 611       154
  Payments to acquire treasury stock                       (235)     (2,755)
  Increase in deferred financing costs                     (173)        (99)
  Payment of dividends                                     (575)        -

  Net cash used by financing activities                 (17,432)    (21,044)
                                                        --------    --------

Net increase in cash                                     14,160       2,440
Cash at beginning of period                               9,078       7,546
                                                        --------    --------

Cash at end of period                                  $ 23,238   $   9,986
                                                       ========   =========

See accompanying notes to consolidated financial statements.

                           ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                        Consolidated Statements of Shareholders' Equity
                              Six Months Ended December 31, 1996
                                          (Unaudited)
                                    (Dollars in thousands)



                                                                Additional
                                                       Common    Paid-in         Notes       Treasury   Accumulated
                                                        Stock    Capital       Receivable     Stock      Deficit        Total
                                                        -----   ---------      ----------    --------   -----------     -----

Balance at June 30, 1996 ........................   $     146   $ 254,971      $     (51)    $(5,371)   $ (29,402)   $ 220,293

  Issuance of capital stock .....................         611        --                         --           --            611

  Payments received on notes
    receivable ..................................         --          --              51        --           --             51

  Increase in management
    warrants ....................................         --           71             --        --           --             71

  Purchase of 7,934 shares
    of treasury stock ...........................         --          --              --        (235)        --           (235)

  Tax benefit associated with
    the exercise of employee
    options and warrants ........................         --          669             --        --           --            669

  Dividends declared ............................         --       (1,152)            --        --           --         (1,152)

  Foreign currency adjustment ...................         --          --              --        --             (5)          (5)

  Net income ....................................         --          --              --        --         21,010       21,010
                                                    ----------  ----------   ------------  ----------   ----------   ----------


Balance at December 31, 1996 ....................   $     146   $ 255,170      $    --     $  (5,606)   $  (8,397)   $ 241,313
                                                    =========   =========    ===========   ==========   ==========   =========




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

      In the opinion of the Company, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been included in the financial statements. The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of results for the fiscal year.


(3)   Inventories

      Inventories at December 31 and June 30, 1996 are summarized as follows (dollars in thousands):
                                           December 31,     June 30,
                                              1996            1996

            Retail merchandise              $ 27,540        $ 28,695
            Finished products                 31,765          39,146
            Work in process                   13,306          12,803
            Raw materials                     27,625          26,580
                                             -------         -------
                                            $100,236        $107,224

(4)   Plant, Property Equipment Held for Sale

      Property and plants held for resale are recorded at the lower of cost or net realizable values. As of July 1, 1996, the Company adopted FAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of". The adoption of this standard did not have a material impact on the Company's financial position or its results of operations.

                   ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                                  (Unaudited)




(5)   Contingencies

      The Company has been named as a potentially responsible party ("PRP") for the cleanup of four sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). Numerous other parties have been identified as PRP's at these sites, and the Company believes its share of waste contributed to these sites is small in relation to the total; however, liability under CERCLA may be joint and several. The Company has total reserves of $500,000 applicable to these sites. With respect to all of these sites, the Company believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the site. For three of the sites, the site assessment is at a very early stage and there has been no allocation of responsibility among the parties. Environmental assessment activity with respect to these sites is expected to continue over the next few years. With respect to the fourth site, final allocation is in the process of being negotiated.


(6)   Wholly-Owned Subsidiary

      The Company owns all of the outstanding stock of Ethan Allen, has no material assets other than its ownership of Ethan Allen stock, and conducts all significant operating transactions through Ethan Allen. The Company has guaranteed Ethan Allen's obligations under the Credit Agreement and Senior Notes and has pledged all the outstanding capital stock of Ethan Allen to secure its guarantee under its Credit Agreement.

                   ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                                  (Unaudited)





      The condensed balance sheets of Ethan Allen as of December 31 and June 30, 1996 are as follows (dollars in thousands):

                                    December 31,      June 30,
                                        1996            1996
      Assets

      Current assets                  $171,794        $168,261
      Non-current assets               231,187         231,163
                                       -------         -------

            Total assets              $402,981        $399,424
                                       =======         =======

      Liabilities

      Current liabilities             $ 56,926        $ 58,517
      Non-current liabilities           99,576         116,553
                                       -------         -------

            Total liabilities         $156,502        $175,070


      A summary of Ethan Allen's operating activity for the three and six months ended December 31, 1996 and 1995, is as follows (dollars in thousands):

                                  Three Months             Six Months
                               Ended December 31,      Ended December 31,
                                1996        1995        1996        1995
                              --------    --------    --------    ------

      Net sales               $138,330    $127,212    $270,685    $244,153
      Gross profit              59,921      51,355     114,499      96,826
      Operating income          21,668      15,256      38,088      25,171
      Interest expense           1,420       2,341       3,011       4,894
      Amortization of deferred
        financing costs            136         105         357         214
      Income before income
        tax expense             20,407      13,096      35,063      20,650
      Net income                12,245       7,868      21,045      12,395

                   ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                                  (Unaudited)





7)    Business Reorganization

      The Company implemented a business reorganization ("Reorganization") effective July 1, 1995, which permitted the separation of manufacturing operations from distribution and store operations. This has given the Company additional flexibility to permit it to reduce its aggregate state corporate income tax liability by allocating income to the operations responsible for generating such income thereby reducing the Company's effective tax rate. The Company believes that the separation of manufacturing operations from distribution and store operations will also provide for improved measures of performance, including profitability of operations and return on assets, by allowing the Company to more easily allocate income, expenses and assets to the separate operations of the Company's business. The Reorganization consisted principally of the following elements: (i) the contribution of Ethan Allen's manufacturing equipment to Ethan Allen Manufacturing Corporation ("EAMC"), which is a newly formed, wholly-owned subsidiary of Ethan Allen (ii) the execution of operating lease arrangements between EAMC and Ethan Allen for real property used in manufacturing operations (iii) the contribution by Ethan Allen of certain of Ethan Allen's trademarks and service marks, design patents and related assets to Ethan Allen Finance Corporation ("EAFC") which is a newly formed, wholly-owned subsidiary of Ethan Allen, (iv) the full and unconditional guarantee on a senior unsecured basis of Ethan Allen's obligations under Ethan Allen's Credit Agreement and 8-3/4% Senior Notes due 2001 by each of EAMC and EAFC and Andover Wood Products Inc. ("Andover", the existing wholly-owned subsidiary of the Company) (collectively, "Guarantor Subsidiaries"), (v) the amendment of the Company's existing guarantee of Ethan Allen's obligations under the Senior Notes and the Indenture to include a guarantee of each Guarantor
      Subsidiary's obligations under its Subsidiary Guarantee, (vi) the execution of a management agreement and a service mark licensing agreement and a trademark licensing agreement between EAMC and EAFC, (vii) the execution of a management agreement between Ethan Allen and EAFC and
      (viii) the execution of a manufacturing agreement between Ethan Allen and EAMC. Ethan Allen continues to own its headquarters building in Danbury, Connecticut, the real property associated with EAMC's manufacturing operations and the assets and liabilities associated with the Ethan Allen-owned retail operations and Ethan Allen's distribution, service and home delivery operations.

                   ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                                  (Unaudited)




      The summarized historical combined balance sheet information for EAMC, EAFC, and Andover (the "Guarantor Subsidiaries") at December 31 and June 30, 1996 is as follows (dollars in thousands):

                                      December 31,                June 30,
      Assets                              1996                      1996
      ------                          ------------                ------

      Current assets                    $ 61,533                  $ 46,394
      Non-current assets                 165,418                   164,602
                                         -------                   -------
        Total assets                    $226,951                  $210,996
                                         =======                   =======

      Liabilities
      Current liabilities               $ 22,188                  $ 21,346
      Non-current liabilities             17,917                    17,939
                                         -------                   -------
        Total liabilities               $ 40,105                  $ 39,285
                                         =======                   =======


      Summarized historical combined operating activity for the three and six months ended December 31, 1996 and 1995 is as follows (dollars in thousands):

                                      Three Months                Six Months
                                         Ended                       Ended
                                      December 31,               December 31,
                                   1996         1995         1996          1995
                                   ----         ----         ----          ----

      Net Sales                $ 84,769      $ 79,629     $162,182      $147,594
      Gross Profit               16,176        14,450       31,856        25,206
      Operating income           11,519        10,264       22,808        17,127
      Income before
        income taxes             12,630        11,356       25,017        19,239
      Net income                  7,641         6,871       15,135        11,640

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

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

      Ethan Allen's revenues are comprised of wholesale sales to dealer-owned stores and retail sales of Ethan Allen-owned stores as follows (dollars in millions):
                                   Three Months             Six Months
                                       Ended                  Ended
                                   December 31,           December 31,
                                1996        1995        1996        1995
                                ----        ----        ----        ----
Revenues:
Net wholesale sales to
 dealer-owned stores           $ 88.4      $ 80.2      $174.5      $158.0
Net retail sales of Ethan
 Allen-owned stores              44.2        41.5        84.4        76.3
Other revenues                    5.7         5.5        11.8         9.8
                                -----       -----       -----       -----
  Total                        $138.3      $127.2      $270.7      $244.1
                                =====       =====       =====       =====


  Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995

      Sales for the three months ended December 31, 1996 increased by $11.1 million, or 8.7%, over the corresponding period in the prior year to $138.3 million. Net sales by Ethan Allen-owned stores increased $2.7 million or 6.5% to $44.2 million and net sales to dealer-owned stores increased $8.2 million or 10.2% to $88.4 million. The increase in sales to dealer-owned stores has resulted from increased distribution through relocated stores, improved effectiveness of existing stores, newer product offerings, a coordinated advertising program, and growth in international sales. At December 31, 1996, there were 290 total stores, of which 232 were dealer-owned, as compared to 298 total stores, of which 238 were dealer-owned at December 31, 1995. The net decrease in the number of stores is primarily due to the closing of 14 smaller, under-performing stores in Japan, which were replaced by 3 larger, high-volume stores in fiscal 1996.

      The increase in retail sales by Ethan Allen-owned stores is attributable to a 7.5%, or $3.0 million, increase in comparable store sales, and sales generated by newly opened or acquired stores of $1.5 million, partially offset by closed stores, which generated $1.8 million less in sales in the three months ended December 31, 1996, as compared to the three months ended December 31, 1995.

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

      Gross profit for the three months ended December 31, 1996 increased by $8.5 million, or 16.7% from the three months ended December 31, 1995 to $59.9 million. This increase is attributable to higher sales volume, combined with an increase in gross margin from 40.4% in the three months ended December 31, 1995 to 43.3% in the three months ended December 31, 1996. Gross margins have been favorably impacted by increased sales volume, greater manufacturing efficiencies, improvements in manufacturing technology, full benefit of the recent price increases, and higher retail gross margins. These factors are partially offset by higher medical and employee benefit costs as well as an increase in the price of certain raw materials.

      Selling, general and administrative expenses increased $2.1 million from $36.1 million, or 28.4% of net sales, in the three months ended December 31, 1995 to $38.3 million, or 27.7% of net sales, in the three months ended December 31, 1996. This increase is principally attributable to an increase in the operating expenses of Ethan Allen-owned stores of $.6 million due to higher sales volumes. The remaining increase can be attributed to expenses associated with the higher wholesale sales.

      Operating income for the three months ended December 31, 1996 was $21.7 million (15.7% of sales), an increase of $6.5 million as compared to the three months ended December 31, 1995. Wholesale operating income was $19.1 million for the three months ended December 31, 1996, reflecting an increase of $5.0 million as compared to the prior year period. The improvement in wholesale operating income is primarily due to a $12.1 million increase in wholesale sales combined with a 2.1% improvement in wholesale gross margin to 34.4%. Retail operating income was $2.9 million for the three months ended December 31, 1996, an increase of $1.0 million from the prior year. The higher retail sales volumes and improved gross margin were partially offset by higher operating expenses due to the higher sales volumes.

      Interest expense, including the amortization of deferred financing costs, for the three months ended December 31, 1996 decreased by $0.9 million to $1.5 million from $2.4 million in the three months ended December 31, 1995. The lower expense reflects the lower debt balances outstanding.

      Income tax expense of $8.2 million or an effective tax rate of 40.0% was recorded for the three months ended December 31, 1996, as compared to $5.2 million or an effective tax rate of 40.0% in the prior year quarter.

      For the three months ended December 31, 1996, the Company recorded net income of $12.2 million, compared to net income for the three months ended December 31, 1995 of $7.8 million.

Six Months Ended December 31, 1996 Compared to Six Months Ended December 31,
1995

      Sales for the six months ended December 31, 1996 increased by $26.5 million, or 10.9%, over the six months ended December 31, 1995 to $270.6 million. Net retail sales by Ethan Allen-owned stores increased by 10.6% to $84.4 million and sales to dealer-owned stores increased by 10.4% to $174.5 million. The increase in sales to dealer-owned stores has resulted from increased distribution through relocated stores, improved effectiveness of existing stores, newer product offerings, and growth in international sales.

      The increase in retail sales by Ethan Allen-owned stores is attributable to a 10.0% or $7.1 million increase in comparable store sales, and an increase in sales generated by newly opened or acquired stores of $3.5 million, partially offset by closed stores which generated $2.5 million less in sales in the six months ended December 31, 1996 as compared to the six months ended December 31, 1995.

      Gross profit for the six months ended December 31, 1996 increased by $17.7 million from the six months ended December 31, 1995 to $114.5 million. This increase is attributable to higher sales volume and an improvement in gross margin from 39.7% in the six months ended December 31, 1995 to 42.3% in the six months ended December 31, 1995. The gross margin percentage improved due to greater manufacturing efficiencies, improvements in manufacturing technology, and the full benefit of recent price increases, partially offset by higher medical and employee benefit costs as well as an increase in the price of certain raw materials. Additionally, the prior year margin was negatively impacted by $.8 million of costs related to extended plant shutdowns.

      Selling, general and administrative expenses increased $4.7 million from $71.7 million or 29.4% of net sales, in the fiscal 1996 period to $76.4 million, or 28.2% of net sales, in the fiscal 1997 period. This increase is attributable principally to an increase in operating expenses in the Company's retail division of $1.9 million due to higher sales volumes. The remaining increase is attributable to the increase in wholesale shipments combined with higher employee medical and benefit costs.

      Operating income for the six months ended December 31, 1996 was $38.1 million (14.1% of sales), an increase of $13.0 million, as compared to the six months ended December 31, 1995. Wholesale operating income was $34.4 million for the six months ended December 31, 1996, an increase of $10.7 million as compared to the six months ended December 31, 1995. This increase is attributable to higher sales volumes and an improved gross margin. Retail operating income was $
4.2 million for the six months ended December 31, 1996. This represents a $2.4 million increase from the six months ended December 31, 1995. This increase is attributable to higher sales volumes and an improved gross margin partially offset by higher operating expenses due to the higher sales volumes.

      Interest expense, including the amortization of deferred financing costs, for the six months ended December 31, 1996 decreased by $1.7 million to $3.4 million, from $5.1 million in the fiscal 1996 period, due to lower debt balances outstanding.

      Income tax expense of $14.0 million or an effective tax rate of 40.0%, was recorded for the six months ended December 31, 1996, as compared to $8.3 million or an effective rate of 40.0% in the prior year period.

      For the six months ended December 31, 1996, the Company recorded net income of $21.0 million, compared to net income for the six months ended December 31, 1995 of $12.3 million.


Financial Condition and Liquidity

      Principal sources of liquidity are cash flow from operations and additional borrowing capacity under the revolving credit facility. Net cash provided by operating activities totaled $39.4 million for the six months ended December 31, 1996, as compared to $29.1 million in the six months ended December 31, 1995. The increase is due principally to higher net income of $8.7 million. At December 31, 1996, the Company had working capital of $114.3 million and a current ratio of 2.99 to 1.

      During the six months ended December 31, 1996, capital spending totaled $9.8 million as compared to $6.3 million in the six months ended December 31, 1995. Capital expenditures in fiscal 1997 are anticipated to be approximately $18.0 million. The Company anticipates that cash from operations will be sufficient to fund this level of capital expenditures. The current level of anticipated capital spending, which is attributable primarily to manufacturing efficiency improvements and new store openings, is expected to continue for the foreseeable future.

      Total debt outstanding at December 31, 1996 is $68.6 million. At December 31, 1996 there are no outstanding revolving loans under the Credit Agreement. Trade and standby letters of credit of $14.3 million were outstanding as of December 31, 1996. During the quarter ended December 31, 1996, the Company amended its Credit Agreement with Chase Manhattan Bank as agent. Amendments to the Credit Agreement include: (1) the reduction of the commitment of senior secured debt under a revolving credit facility to $100.0 million, (2) reduction of interest rates to adjusted LIBOR plus .45% which is subject to adjustment arising from changes in the credit rating of Ethan Allen's senior secured debt or Fixed Charge Ratio, (3) elimination of a lien on certain fixed assets as collateral and (4) amendment of certain additional debt and restricted payment limitations. In connection with the Amended and Restated Credit Agreement, $173,000 in additional deferred financing fees were incurred. These charges will be amortized over the remaining life of the credit agreement.

      Other debt includes $52.6 million of outstanding Senior Notes which have a final maturity in 2001, with no scheduled amortization prior to final maturity. The Senior Notes may not be redeemed at the option of the Company until March 15, 1998. Therefore, the Company does not anticipate that any Senior Notes will be repaid until this date; however, the Company may from time to time, either directly or through agents, repurchase its Senior Notes in the open market, through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. During the six months ended December 31, 1996, $9.4 million principal amount was repurchased. The Company may also, from time to time, either directly or through agents, repurchase its common stock in the open market through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. Depending on market prices and other conditions relevant to the Company, such purchases may be discontinued at any time. During the six months ended December 31, 1996, the Company purchased 7,934 shares of its stock on the open market at an average price of $29.62 per share.

      As of December 31, 1996, aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $.1 million, $.1 million, $.4 million, $.2 million and $52.8 million, respectively. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements.

                          PART II.  OTHER INFORMATION



Item 1. - Legal Proceedings

There has been no change to matters discussed in Business-Legal Proceedings in Company's Form 10-K as filed with the Securities and Exchange Commission on September 27, 1996.


Item 2. - Changes in Securities

There has been no change to matters discussed in Description and Ownership of Capital Stock in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 27, 1996, except that pursuant to the November 4, 1996 Annual Meeting, the shareholders approved an Amendment to the 1992 Stock Option Plan to increase by 600,000 the authorized shares reserved for use in connection with the Stock Option Plan.


Item 6. - Exhibits and Reports on Form 8-K

    4(k)-3 Amended and Restated Senior Secured Revolving Credit Facility dated as of March 10, 1995, as amended and restated as of December 4, 1996, between Ethan Allen Inc. and the Chase Manhattan Bank

    4(t) Security Agreement, dated as of March 10, 1995, between Ethan Allen Inc. and the Chase Manhattan Bank

    11      Statement Re: Computation of Per Share Earnings

    27      Financial Data Schedule

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ETHAN ALLEN INTERIORS INC.
                                 (Registrant)



DATE:    2/13/97                          BY: /s/ M. Farooq Kathwari
                                              ----------------------
                                              M. Farooq Kathwari
                                              Chairman of the Board
                                              President and Chief
                                              Executive Officer
                                              (Principal Executive Officer)



DATE:    2/13/97                          BY: /s/ Edward P. Schade
                                              ----------------------
                                              Edward P. Schade
                                              Vice President &
                                              Treasurer
                                              (Principal Financial Officer)



DATE:    2/13/97                          BY: /s/ Gerardo Burdo
                                              ----------------------
                                              Gerardo Burdo
                                              Corporate Controller
                                              (Principal Accounting Officer)

                               INDEX TO EXHIBITS





      4(k)-3 Amended and Restated Senior Secured Revolving Credit Facility dated as of March 10, 1995, as amended and restated as of December 4, 1996, between Ethan Allen Inc. and the Chase Manhattan Bank.

      4(t) Security Agreement, dated as of March 10, 1995, between Ethan Allen Inc. and the Chase Manhattan Bank.

      11          Statement Re: Computation of Per Share Earnings

      27          Financial Data Schedule