Form 10-Q
period 1997-03-31
ALLEN ETHAN INTERIORS INC
filed 1997-05-15
CIK 896156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number:         1-11806


        Ethan Allen Interiors Inc.; Ethan Allen Inc.; Ethan Allen Finance
        Corporation; Ethan Allen Manufacturing Corporation; Andover Wood
                                  Products Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                06-1275288
(State or other jurisdiction of              (I.R.S. Employer ID No.)
 incorporation or organization)


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

                          14,403,804 at March 31, 1997

                           ETHAN ALLEN INTERIORS INC.
                                 AND SUBSIDIARY



                                      INDEX


                                                                    PAGE

Part I.   Financial Information:

 Item 1.   Consolidated  Financial  Statements  as of March  31,
           1997 and June 30, 1996 and for the three and nine months ended March 31, 1997 and 1996 (unaudited):

           Consolidated Balance Sheets                                2

           Consolidated Statements of Operations                      3

           Consolidated Statements of Cash Flows                      4

           Consolidated Statements of Shareholders' Equity            5

           Notes to Consolidated Financial Statements                 6

Item  2.   Management's  Discussion  and  Analysis of  Financial
           Condition and Results of Operations                       10


Part II.   Other Information:                                        14

 Item 1.   Legal Proceedings

 Item 2.   Changes in Securities

 Item 6.   Exhibits and reports on Form 8-K

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                      March 31,
        ASSETS                                          1997        June 30,
                                                     (unaudited)      1996
                                                     -----------      ----
Current assets:
  Cash                                               $ 32,270        $  9,078
  Accounts receivable, less allowances of
    $2,134 and $2,564 at March 31, 1997 and
    June 30, 1996, respectively                        34,890          33,984
  Notes receivable, current portion, less
    allowances of $80 and $314 at March 31,
    1997 and June 30, 1996, respectively                1,355           1,314
  Inventories (note 3)                                102,222         107,224
  Prepaid expenses and other current assets             7,990           7,377
  Deferred income taxes                                 7,194           9,305
                                                      -------         -------

       Total current assets                           185,921         168,282
                                                      -------         -------

Property, plant and equipment, net                    165,673         159,634
Property, plant and equipment
  for sale (note 4)                                     1,135           4,233
Notes receivable, net of current portion, less
  allowance of $176 and $97 at March 31, 1997
  and June 30, 1996, respectively                       2,290           2,561
Intangibles, net of amortization of $13,003 and
  $11,768 at March 31, 1997 and June 30, 1996,
  respectively                                         52,830          54,065
Deferred financing costs, net of amortization of
  $1,813 and $1,426 at March 31, 1997 and June 30,
  1996, respectively                                    1,663           1,877
Other assets                                            4,463           5,329
                                                      -------         -------

     Total assets                                    $413,975        $395,981
                                                      =======         =======

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of  long-term debt and
   capital lease obligations                         $  1,127        $  2,498
  Accounts payable                                     41,287          36,742
  Accrued expenses                                      5,967           6,956
  Accrued compensation and benefits                    13,161          12,939
                                                      -------         -------

     Total current liabilities                         61,542          59,135
                                                      -------         -------

Long-term debt, less current maturities                64,176          79,929
Obligations under capital leases, less current
  maturities                                            3,126           2,752
Other long-term liabilities, principally long-term
  compensation, environmental and legal reserves          832           1,036
Deferred income taxes                                  31,880          32,836
                                                      -------         -------

     Total liabilities                                161,556         175,688
                                                      -------         -------

Commitments and contingencies (note 5)                   -               -

Shareholders' equity:
Class A common stock, par value $.01,  35,000,000
  shares authorized,  14,710,627 and 14,568,731
  shares issued and outstanding at March 31, 1997
  and June 30, 1996, respectively                         147             146
Preferred stock, par value $.01, 1,055,000 shares
  authorized, no shares issued and outstanding at
  March 31, 1997 and June 30, 1996, respectively          -              -
Additional paid-in capital                            255,389         254,971
                                                      -------         -------
                                                      255,536         255,117
Less:  Notes receivable from officer and employees        -               (51)
       Treasury stock (at cost) 306,823 and 256,480
          shares at March 31, 1997 and June 30,
          1996, respectively                           (7,569)         (5,371)
                                                      -------         -------
                                                      247,967         249,695
Retained earnings (accumulated deficit)                 4,452         (29,402)
                                                      -------         -------
     Total shareholders' equity                       252,419         220,293
                                                      -------         -------
     Total liabilities and shareholders' equity      $413,975        $395,981
                                                      =======         =======

See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Dollars in thousands, except per share data)





                                            Three Months           Nine Months
                                           Ended March 31,       Ended March 31,
                                            1997     1996         1997     1996
                                         -------------------   -------------------
Net sales ............................   $144,719   $134,631   $415,404   $378,784
Cost of sales ........................     81,411     80,490    237,597    227,817
                                         --------   --------   --------   --------
    Gross profit .....................     63,308     54,141    177,807    150,967

Operating expenses:
  Selling ............................     22,965     19,055     61,000     54,681
  General and administrative .........     17,792     19,148     56,204     55,234
                                         --------   --------   --------   --------

    Operating income .................     22,551     15,938     60,603     41,052
                                         --------   --------   --------   --------

Interest and other miscellaneous
  income, net ........................        577        270        921        860

Interest expense .....................      1,595      2,136      4,606      7,030
Amortization of deferred
  financing costs ....................        102        105        459        319
                                         --------   --------   --------   --------

  Income before income taxes .........     21,431     13,967     56,459     34,563

Income tax expense ...................      8,582      5,619      22,60     13,874
                                         --------   --------   --------   --------


    Net income .......................   $ 12,849   $  8,348   $ 33,859  $  20,689
                                         ========   ========   ========   ========

Per share data:
    Net income per common share ......   $   0.88   $   0.57   $   2.32      $1.42
                                         ========   ========   ========   ========

    Dividend declared per common share   $   0.04   $   0.04   $   0.12      $0.04
                                         ========   ========   ========   ========

   Weighted average common shares
     outstanding (in thousands) ......     14,631     14,544     14,635     14,538

See accompanying notes to consolidated financial statements.



                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)





                                                                       Nine Months
                                                                     Ended March 31,
                                                                    1997        1996
                                                                    ----        ----

Operating activities:
  Net income .................................................   $ 33,859    $ 20,689
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization ...........................     12,725      13,014
     Provision for deferred income taxes .....................      1,824         775
     Other non-cash benefit (charge) .........................        421        (124)
     Change in:
       Accounts receivable ...................................       (798)     (4,876)
       Inventories ...........................................      5,002       6,397
       Prepaid and other current assets ......................       (613)       (731)
       Other assets ..........................................       (114)         19
       Accounts payable ......................................      4,545       4,950
       Accrued expenses ......................................       (630)       (547)
       Other long-term liabilities ...........................       (204)        (20)
                                                                 --------    --------

  Net cash provided by operating activities ..................     56,017      39,546
                                                                 --------    --------

Investing activities:
  Proceeds from the disposal of property, plant and equipment         110          96
  Proceeds from the disposal of property, plant and equipment,
    held for sale ............................................      1,945        --
  Capital expenditures .......................................    (15,108)     (9,924)
  Payments received on long-term notes receivable ............        949       1,313
  Disbursements made for long-term notes receivable ..........       (777)       (400)
                                                                 --------    --------

  Net cash used by investing activities ......................    (12,881)     (8,915)
                                                                 --------    --------

Financing activities:
  Payments on revolving credit facilities ....................    (21,500)    (69,000)
  Borrowings on revolving credit facilities ..................     14,500      44,000
  Other long-term borrowings .................................        794        --

  Redemption of senior notes .................................     (9,384)       --
  Payments on long-term debt, including current maturities ...       (118)        (58)
  Payments under capital leases ..............................     (1,547)     (1,239)
  Issuance of capital stock ..................................      1,407         321
  Payments to acquire Treasury stock .........................     (2,198)     (2,755)
  Increase in deferred financing costs .......................       (173)       (101)
  Payment of dividends .......................................     (1,725)       --
                                                                 --------    --------

  Net cash used by financing activities ......................    (19,944)    (28,832)
                                                                 --------    --------

Net increase in cash .........................................     23,192       1,799
Cash at beginning of period ..................................      9,078       7,546
                                                                 --------    --------

Cash at end of period ........................................   $ 32,270    $  9,345
                                                                 ========    ========

See accompanying notes to consolidated financial statements.




                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                        Nine Months Ended March 31, 1997
                                   (Unaudited)
                             (Dollars in thousands)






                                               Additional
                                     Common     Paid-in        Notes      Treasury     Retained
                                      Stock     Capital      Receivable    Stock       Earnings       Total
                                    ---------   ---------    ----------   ----------   ----------   ---------


Balance at June 30, 1996 ........   $     146   $ 254,971    $     (51)   $  (5,371)   $ (29,402)   $ 220,293

  Issuance of capital stock .....           1       1,407            -            -            -        1,408

  Payments received on notes
    receivable ..................           -           -           51            -            -           51

  Increase in management
    warrants ....................           -          71            -            -            -           71

  Purchase of 50,343 shares
    of treasury stock ...........           -           -            -       (2,198)           -       (2,198)

  Tax benefit associated with the
    exercise of employee options
    and warrants ................           -         669            -            -            -          669

  Dividends declared ............           -      (1,729)           -            -            -       (1,729)

  Foreign currency adjustment ...           -           -            -            -           (5)          (5)

  Net income ....................           -           -            -            -       33,859       33,859
                                    ---------   ---------    ---------    ---------    ---------    ---------

Balance at March 31, 1997 .......   $     147   $ 255,389    $       -    $  (7,569)   $   4,452    $ 252,419
                                    =========   =========    =========    =========    =========    =========



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

         In the opinion of the Company, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been included in the financial statements. The results of operations for the three and nine months ended March 31, 1997, are not necessarily indicative of results for the fiscal year.


(3)      Inventories

         Inventories at March 31, 1997 and June 30, 1996 are summarized as follows (dollars in thousands):

                                         March 31,        June 30,
                                           1997             1996
                                         ---------        --------

              Retail merchandise         $ 30,203         $ 28,695
              Finished products            31,085           39,146
              Work in process              12,969           12,803
              Raw materials                27,965           26,580
                                         --------         --------
                                         $102,222         $107,224
                                         ========         ========

(4)      Property, Plant and Equipment Held for Sale

         Property and plants held for resale are recorded at the lower of cost or net realizable values. As of July 1, 1996, the Company adopted FAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of". The adoption of this standard did not have a material impact on the Company's financial position or its results of operations.


(5)      Contingencies

         The Company has been named as a potentially responsible party ("PRP") for the cleanup of four sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). Numerous

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)




         other parties have been identified as PRP's at these sites, and the Company believes its share of waste contributed to these sites is small in relation to the total; however, liability under CERCLA may be joint and several. The Company has total reserves of $500,000 applicable to these sites. With respect to all of these sites, the Company believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the site. For three of the sites, the site assessment is at a very early state and there has been no allocation of responsibility among the parties. Environmental assessment activity with respect to these sites is expected to continue over the next few years. With respect to the fourth site, final allocation is in the process of being negotiated.


(6)      Wholly-Owned Subsidiary

         The Company owns all of the outstanding stock of Ethan Allen, has no material assets other than its ownership of Ethan Allen stock, and conducts all significant operating transactions through Ethan Allen. The Company has guaranteed Ethan Allen's obligations under its Credit Agreement and Senior Notes and has pledged all the outstanding capital stock of Ethan Allen to secure its guarantee under its Credit Agreement.

         The condensed balance sheets of Ethan Allen as of March 31, 1997 and June 30, 1996 are as follows (dollars in thousands):

                                              March 31,      June 30,
                                                1997           1996
                                                ----           ----
            Assets
            ------

            Current assets ...........       $185,914        $168,261
            Non-current assets .......        234,543         231,163
                                             --------        --------

                     Total assets ....       $420,457        $399,424
                                             ========        ========

            Liabilities
            -----------

            Current liabilities ......       $ 60,913        $ 58,517
            Non-current liabilities ..        100,014         116,553
                                             --------        --------

                     Total liabilities       $160,927        $175,070
                                             ========        ========

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)




A summary of Ethan Allen's operating activity for the three and nine months ended March 31, 1997 and 1996, is as follows (dollars in thousands):


                                 Three Months               Nine Months
                                Ended March 31,            Ended March 31,
                                1997         1996         1997         1996
                                ----         ----         ----         ----

Net sales ..............     $144,719     $134,631     $415,404     $378,784
Gross profit ...........       63,308       54,141      177,807      150,967
Operating income .......       22,577       15,967       60,665       41,138
Interest expense .......        1,595        2,136        4,606        7,030
Amortization of deferred
  financing costs ......          102          105          459          319
Income before income
  tax expense ..........       21,457       13,994       56,520       34,644
Net income .............     $ 12,875     $  8,375     $ 33,920     $ 20,770


(7)      Business Reorganization

         The Company implemented a business reorganization ("Reorganization") effective July 1, 1995, which permitted a separation of manufacturing operations from distribution and store operations. This has given the Company additional flexibility to permit it to reduce its aggregate state corporate income tax liability by allocating income to the operations responsible for generating such income thereby reducing the Company's effective tax rate. The Company believes that the separation of manufacturing operations from distribution and store operations also provides for improved measures of performance, including profitability of operations and return on assets, by allowing the Company to more easily allocate income, expenses and assets to the separate operations of the Company's business. The Reorganization consists principally of the following elements: (i) the contribution of Ethan Allen's manufacturing equipment to Ethan Allen manufacturing Corporation ("EAMC"), which is a newly formed, wholly-owned subsidiary of Ethan Allen (ii) the execution of operating lease arrangements between EAMC and Ethan Allen for real property used in manufacturing operations
         (iii) the contribution by Ethan Allen of certain of Ethan Allen's trademarks and service marks, design patents and related assets to Ethan Allen Finance Corporation ("EAFC") which is a newly formed, wholly-owned subsidiary of Ethan Allen, (iv) the full and unconditional guarantee on a senior unsecured basis of Ethan Allen's obligations under its Credit Agreement and 8-3/4% Senior Notes due 2001 by each of EAMC, EAFC and Andover Wood Products Inc. ("Andover", a wholly-owned subsidiary of the Company) (collectively, "Guarantor Subsidiaries"),
         (v) the amendment of the Company's existing guarantee of Ethan Allen's obligations under the Senior Notes and the related indenture to include a guarantee of each Guarantor Subsidiary's obligations under its Subsidiary Guarantee, (vi) the execution of a management agreement and a service mark licensing agreement and a trademark licensing agreement between EAMC and EAFC, (vii) the execution of a management agreement
         between   Ethan  Allen  and  EAFC  and  (viii)  the   execution   of  a
         manufacturing agreement between Ethan Allen and EAMC. Ethan Allen continues to own its

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)




         headquarters building in Danbury, Connecticut, the real property associated with EAMC's manufacturing operations and the assets and liabilities associated with the Ethan Allen-owned retail operations and Ethan Allen's distribution, service and home delivery operations.

         The summarized historical combined balance sheet information for the Guarantor Subsidiaries at March 31, 1997 and at June 30, 1996 is as follows (dollars in thousands):

                                        March 31,    June 30,
         Assets                            1997        1996
         ------                         --------     --------

         Current assets                 $ 73,658     $ 46,394
         Non-current assets              167,005      164,602
                                        --------     --------
         Total assets                   $240,663     $210,996
                                        ========     ========

         Liabilities

         Current liabilities            $ 27,185     $ 21,346
         Non-current liabilities          17,186       17,939
                                        --------     --------
           Total liabilities            $ 44,371     $ 39,285
                                        ========     ========


         Summarized historical combined operating activity of the Guarantor Subsidiaries for the three and nine months ended March 31, 1997 and 1996 is as follows (dollars in thousands):

                                    Three Months                Nine Months
                                        Ended                     Ended
                                       March 31,                 March 31,
                                  1997         1996         1997          1996
                                  ----         ----         ----          ----

          Net sales             $93,110      $85,780     $255,292      $233,374
          Gross profit           18,980       15,727       50,836        40,933
          Operating income       14,502       11,295       37,310        28,422
          Income before
            income taxes         15,613       12,404       40,630        31,643
          Net income            $ 9,446      $ 7,504     $ 24,581      $ 19,144

         The summarized historical financial information for the Guarantor Subsidiaries above, has been derived from the financial statements of the Company.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

         Ethan Allen's revenues are primarily comprised of wholesale sales to dealer-owned stores and retail sales of Ethan Allen-owned stores as follows (dollars in millions):

                                       Three Months     Nine Months
                                          Ended            Ended
                                        March 31,         March 31,
                                       1997   1996     1997     1996
                                       ----   ----     ----     ----
Revenues:
Net wholesale sales to
 dealer-owned stores                 $100.9  $ 89.1   $275.4   $247.1
Net retail sales of Ethan
 Allen-owned stores                    39.1    38.1    123.5    114.4
Other revenues                          4.7     7.4     16.5     17.3
                                      -----   -----    -----    -----
  Total                              $144.7  $134.6   $415.4   $378.8
                                      =====   =====    =====    =====


 Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

         Sales for the three  months  ended  March 31, 1997  increased  by $10.1 million, or 7.5%, over the corresponding period in the prior year to $144.7 million. Net sales to dealer-owned stores increased by 13.2% to $100.9 million, and net retail sales by Ethan Allen-owned stores increased by 2.6% to $39.1 million. The increase in sales to dealer-owned stores has resulted from a 3.5% wholesale price increase effective January 1, 1997, increased sales from relocated and new stores, improved effectiveness of existing stores, new product offerings, and expanded national television advertising. At March 31, 1997, there were 295 total stores, of which 230 were dealer-owned stores, as compared to 297 total stores, of which 236 were dealer-owned, at March 31, 1996. The net decrease in the number of stores is due primarily to the closing of 14 smaller, underperforming stores in Japan, which were replaced by five larger, high volume stores.

         The increase in retail sales by Ethan Allen-owned stores is attributable to a 4.9%, or $1.8 million, increase in comparable store sales, and an increase in sales generated by newly opened or acquired stores of $0.6 million, partially offset by closed stores, which generated $1.4 million less in sales in the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. The retail sales increase is partially the result of the expanded national television campaign. The number of Ethan Allen-owned stores has increased to 65 at March 31, 1997, as compared to 61 at March 31, 1996.

         Comparable stores are stores that, if newly opened, have been open for at least 15 months. Ethan Allen's retail business is principally special order and minimal net sales are generated during the first three months of operations of newly opened galleries. Stores acquired from dealers by Ethan Allen are included in comparable store sales in their thirteenth full month of Ethan Allen-owned operations.

         Gross profit for the three months ended March 31, 1997 increased by $9.2 million or 16.9% from the three months ended March 31, 1996 to $63.3 million. This increase is attributable to higher sales volume, combined with an increase in gross margin from 40.2% in the three months ended March 31, 1996 to 43.7% in the three months ended March 31, 1997. The improvement in gross margins is the result of greater manufacturing efficiencies and full benefit of the recent price increase, partially offset by higher raw material costs.

         Selling, general and administrative expenses increased $2.6 million from $38.2 million, or 28.4% of net sales in the three months ended March 31, 1996 to $40.8 million, or 28.2% of net sales in the three months ended March 31, 1997. The increase in operating expenses in the current year quarter is primarily attributable to a $4.2 million increase in television advertising expenses. The Company expanded its national television coverage effective January 1, 1997. This increase is partially offset by lower employee benefit and related costs.

         Operating income for the three months ended March 31, 1997 was $22.6 million, as compared to $15.9 million in the prior year quarter. Wholesale operating income was $24.0 million for the three months ended March 31, 1997, compared to $16.4 million in the prior year quarter. For wholesale operations, higher sales combined with higher gross margins favorably impacted operating income. Wholesale operating expenses in the quarter ended March 31, 1997 increased $2.1 million as compared to the prior year quarter primarily due to the increase in national advertising costs. Retail operating income was $0.6 million in the three months ended March 31, 1997, a decrease of $0.2 million from the corresponding period in the prior year. The decrease in retail operating income is primarily due to lower gross margin in the current quarter which is the result of the wholesale price increase and higher operating expenses.

         Interest expense, including the amortization of deferred financing costs, for the three months ended March 31, 1997 decreased by $0.5 million to $1.7 million from $2.2 million in the three months ended March 31, 1996. The lower interest expense reflects lower debt balances outstanding.

         Income tax expense of $8.6 million or an effective tax rate of 40.0%, was recorded for the three months ended March 31, 1997, compared to $5.6 million or an effective tax rate of 40.2%, in the prior year quarter.

         For the three months ended March 31, 1997, the Company reported net income of $12.8 million, as compared to net income for the three months ended March 31, 1996 of $8.3 million.


Nine Months Ended March 31, 1997 Compared to Nine Months Ended March 31, 1996

         Sales for the nine months ended March 31, 1997 increased by $36.6 million, or 9.7%, over the nine months ended March 31, 1996 to $415.4 million. Net sales to dealer-owned stores increased by $28.3 million to $275.4 million or 11.4%, and net retail sales by Ethan Allen-owned stores increased by $9.1 million or 8.0% to $123.5 million. The increase in sales to dealer-owned stores has resulted from a 3.5% wholesale price increase effective January 1, 1997, increased distribution through new and relocated stores, increased effectiveness of existing stores, new product offerings, and expanded national television advertising.

         The increase in retail sales by Ethan Allen-owned stores is attributable to an 8.4% or $8.8 million increase in comparable store sales, and an increase in sales generated by newly opened or acquired stores of $4.2 million, partially offset by closed stores which generated $3.9 million less in sales in the nine months ended March 31, 1997 as compared to the nine months ended March 31, 1996.

         Gross profit for the nine months ended March 31, 1997 increased by $26.8 million from the nine months ended March 31, 1996 to $177.8 million. This increase is attributable to higher sales volume and an improvement in gross margin from 39.9% in the nine months ended March 31, 1996 to 42.8% in the nine months ended March 31, 1997. The gross margin percentage improved due to greater manufacturing efficiencies, higher sales volume and the benefit of recent price increases.

         Selling, general and administrative expenses increased $7.3 million from $109.9 million, or 29.0% of net sales, in the fiscal 1996 period to $117.2 million or 28.2% of net sales in the fiscal 1997 period. This increase is attributable principally to an increase in operating expenses in the Company's retail division of $2.3 million, due to higher sales volumes and an increase in the number of Ethan Allen-owned stores, and a $4.8 million increase in the Company's advertising expenses due to the expanded national television campaign effective January 1, 1997.

         Operating income for the nine months ended March 31, 1997 was $60.6 million or 14.6% of sales, as compared to $41.1 million or 10.8% of sales for the nine months ended March 31, 1996. Wholesale operating income was $58.4 million for the nine months ended March 31, 1997, an increase of $18.3 million or 45.6% as compared to the prior year. This increase is attributable to higher sales volumes and improved gross margins partially offset by higher operating expenses. Retail operating income was $4.8 million for the nine months ended March 31, 1997 as compared to $2.6 million for the nine months ended March 31, 1996.

         Interest expense, including the amortization of deferred financing costs, for the nine months ended March 31, 1997 decreased by $2.2 million to $5.1 million from $7.3 million in the fiscal 1996 period, due to lower debt balances outstanding.

         Income tax expense of $22.6 million or an effective rate of 40.0%, was recorded for the nine months ended March 31, 1997 as compared to $13.9 million, or an effective rate of 40.1%, in the prior year period.

         For the nine months ended March 31, 1997, the Company recorded net income of $33.9 million, compared to net income for the nine months ended March 31, 1996 of $20.7 million.

Financial Condition and Liquidity

         Principal sources of liquidity are cash flow from operations and additional borrowing capacity under the revolving credit facility. Net cash provided by operating activities totaled $56.1 million for the nine months ended March 31, 1997, as compared to $39.5 million in the nine months ended March 31, 1996. The increase is due principally to a higher net income of $13.2 million and lower increases in accounts receivable by $4.1 million. At March 31, 1997, the Company had working capital of $124.4 million and a current ratio of 3.02 to 1.

         During the nine months ended March 31, 1997, capital spending totaled $15.1 million as compared to $9.9 million in the nine months ended March 31, 1996. Capital expenditures in fiscal 1997 are anticipated to be approximately $22.0 million. The Company anticipates that cash from operations will be sufficient to fund this level of capital expenditures. The current level of anticipated capital spending, which is attributable primarily to manufacturing efficiency improvements and new store openings, is expected to continue for the foreseeable future.

         Total debt outstanding at March 31, 1997 is $68.4 million. At March 31, 1997, there are no outstanding revolving loans under the Credit Agreement. Trade and standby letters of credit of $14.8 million were outstanding as of March 31, 1997. During the current fiscal year, the Company amended its Credit Agreement with Chase Manhattan Bank as agent. Amendments to the Credit Agreement include:
(1) the reduction of the commitment of senior secured debt under a revolving credit facility to $100.0 million; (2) reduction of interest rates to adjusted LIBOR plus .45% which is subject to adjustment arising from changes in the credit rating of Ethan Allen's senior secured debt or Fixed Charge Ratio; (3) elimination of a lien on certain fixed assets as collateral and (4) amendment of certain additional debt and restricted payment limitations. In connection with the Amended and Restated Credit Agreement, $173,000 in additional deferred financing fees were incurred. These charges will be amortized over the remaining life of the credit agreement.

         Other debt includes $52.6 million of outstanding Senior Notes which have a final maturity in 2001, with no scheduled amortization prior to final maturity. On April 16, 1997, Standard and Poors upgraded the rating on the Senior Notes to BBB from BB+. The Company's Senior Secured Debt was also upgraded to BBB from BBB-. The Senior Notes may not be redeemed at the option of the Company until March 15, 1998. Therefore, the Company does not anticipate that any Senior Notes will be repaid until this date; however, the Company may from time to time, either directly or through agents, repurchase its Senior Notes in the open market, through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. During the nine months ended March 31, 1997, $9.4 million principal amount was repurchased. The Company may also, from time to time, either directly or through agents, repurchase its common stock in the open market through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. Depending on market prices and other conditions relevant to the Company, such purchases may be discontinued at any time. During the nine months ended March 31, 1997, the Company purchased 50,343 shares of its stock at an average price of $43.65 per share.

         As of March 31, 1997, aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $.1 million, $.4 million, $.1 million, $52.8 million and $.2 million, respectively. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements.

                           PART II. OTHER INFORMATION



Item 1. - Legal Proceedings

There has been no change to matters discussed in Business-Legal Proceedings in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 27, 1996.


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

    ll.   Statement RE Computation of Per Share Earnings.

    27.   Financial Data Schedule

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ETHAN ALLEN INTERIORS INC.
                                            --------------------------
                                                   (Registrant)



DATE:    5/15/97                            BY: /s/ M. Farooq Kathwari
      -----------------                        -----------------------
                                               M. Farooq Kathwari
                                               Chairman of the Board
                                               President and Chief
                                               Executive Officer
                                               (Principal Executive Officer)



DATE:    5/15/97                            BY: /s/ Edward P. Schade
      -----------------                        -----------------------
                                                Edward P. Schade
                                                Vice President &
                                                Treasurer
                                                (Principal Financial Officer)



DATE:    5/15/97                            BY: /s/ Gerardo Burdo
      -----------------                        -----------------------
                                                Gerardo Burdo
                                                Corporate Controller
                                                (Principal Accounting Officer)

                                INDEX TO EXHIBITS






ll.  Computation of Per Share Earnings                            Page  17

27.  Financial Data Schedule                                      Page  18



                           ETHAN ALLEN INTERIORS INC.
                        Computation of Per Share Earnings



                                       Three Months Ended                  Nine months ended
                                            March 31,                           March 31,
                                     1997              1996              1997             1996
                                 ------------     ------------      ------------      ------------

Primary Earnings Per Share:

 Average number of
  shares outstanding ......       14,402,000        14,402,000        14,373,000        14,384,000

 Treasury stock ...........         (513,000)         (134,000)         (517,000)         (134,000)

 Net effect of common
  stock equivalents .......          742,000           276,000           779,000           288,000
                                ------------      ------------      ------------      ------------

 Average number of
  shares - primary ........       14,631,000        14,544,000        14,635,000        14,538,000


Net income ................     $ 12,849,000      $  8,348,000      $ 33,859,000      $ 20,689,000
                                ============      ============      ============      ============


Per Share Data:

Net income per common share     $       0.88      $       0.57      $       2.32      $       1.42
                                ============      ============      ============      ============


Earnings Per Common Share:

         Earnings per common share are computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The Company has issued stock options and warrants which are the Company's only common stock equivalents.


Fully Diluted Earnings Per Share:

         Fully diluted earnings per share is within 3% of primary earnings per share for all periods presented.