Form 10-K
period 1997-06-30
ALLEN ETHAN INTERIORS INC
filed 1997-09-29
CIK 896156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                  June 30, 1997
                         ------------------------------------------------------
                                       or

[  ] Transition  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
     Exchange Act of 1934

For the transition period from_________________________to______________________

Commission file Number                    1-11806
                      ---------------------------------------------------------

 Ethan Allen Interiors Inc.; Ethan Allen Inc.; Ethan Allen Finance Corporation;
                      Ethan Allen Manufacturing Corporation
             (Exact name of registrant as specified in its charter)

       Delaware                                             06-1275288
       --------                                             ----------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

      Ethan Allen Drive, Danbury, CT                                  06811
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code      (203) 743-8000
                                                  -----------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange
          Title of Each Class                On Which Registered
          -------------------                -------------------
      Common Stock, $.01 par value       New York Stock Exchange, Inc.

      8 3/4% Senior Notes due 2001       New York Stock Exchange, Inc.

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

     The aggregate market value of Common Stock, par value $.01 per share held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on August 29, 1997 was approximately $1,058,473,574. As of August 29, 1997, there were 14,401,001 shares of Common Stock, par value $.01 outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

     The definitive Proxy Statement for the 1997 Annual Shareholders Meeting is incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

   Item                                                                    Page
   ----                                                                    ----

                                     PART I

     1.  Business                                                            2

     2.  Properties                                                          7

     3.  Legal Proceedings                                                   8

     4.  Submission of Matters to a Vote of Security Holders                 9


                                     PART II

     5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                                10

     6.  Selected Financial Data                                            11

     7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                13

     8.  Financial Statements and Supplementary Data                        18

     9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                                40


                                    PART III

  10.    Directors and Executive Officers of the Registrant                 41

  11.    Executive Compensation                                             41

  12.    Security Ownership of Certain Beneficial Owners
         and Management                                                     41

  13.    Certain Relationships and Related Transactions                     41


                                     PART IV

  14.    Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K                                                        42

         Signatures

                                     PART I


Item 1. Business
----------------

     Ethan Allen Inc. ("Ethan Allen") is a leading manufacturer and retailer of quality home furnishings, offering a full range of furniture products and accessories. Ethan Allen was founded in 1932 and has sold products since 1937 under the Ethan Allen brand name. Ethan Allen Interiors Inc. (the "Company") is a Delaware corporation, incorporated in 1989.

Industry Segments

     The Company's operations are classified into two business segments: wholesale and retail home furnishings. The wholesale home furnishings segment is principally involved in the manufacture, sale and distribution of home furnishing products to a network of independently-owned and Ethan Allen-owned stores. The retail home furnishings segment sells home furnishing products through a network of Ethan Allen-owned stores. These products consist of case goods (wood furniture), upholstered products, and home accessories. Refer to the information appearing in the section captioned "Segment Information" in the Company's Financial Statements on page 37.

Narrative Description of Business

     Ethan Allen manufactures and distributes three principal product lines: (i) case goods (wood furnishings), consisting primarily of bedroom and dining room furniture, wall units and tables; (ii) upholstered products, consisting primarily of sofas, loveseats, chairs, and recliners; and (iii) home furnishing accessories including carpeting and area rugs, lighting products, clocks, wall decor, bedding ensembles, draperies and decorative accessories. The following table shows the approximate percentage of wholesale sales of home furnishing products for each of these product lines during the three most recent fiscal years:

                                       Fiscal Year Ended June 30:
                                       --------------------------
                                    1997           1996          1995
                                    ----           ----          ----

Case Goods                          58%             58%           60%
Upholstered Products                30              30            28
Home Furnishing Accessories         12              12            12
                                    --              --            --
                                   100%            100%          100%
                                   ====            ====          ====


     Ethan Allen's product strategy has been to expand its home furnishings collections to appeal to a broader consumer base while providing good quality and value. Ethan Allen continuously monitors consumer demands through marketing research and through consultation with its dealers and store designers who provide valuable input on consumer tastes and needs. As a result, the Company is able to react quickly to changing consumer tastes and has added eight major new home furnishing collections in the past six years. In addition, Ethan Allen continuously refines and enhances each collection by adding new pieces and, as appropriate, discontinuing or redesigning pieces. Approximately 85% of the Company's products have been redesigned over the last six years. This allows the Company to maintain focused lines within each style category which enhances efficiencies. In fiscal 1997, the Company's focus was on introducing important signature pieces including the compact "Office Hideaway" and the "Smart Armoire" which strengthened the Company's commitment to the fast-growing home office consumer demand, strengthening our British Classics collection, and further defining our accessory lines.

     Current products are positioned in terms of selection, quality and value within what management believes are the four most important style categories in home furnishings today: Formal, American Country, Casual Contemporary, and Classic Elegance.

     Ethan Allen's products are grouped into collections within these four lifestyle categories. Each collection includes case goods, upholstered products and accessories, each styled with distinct design characteristics. Accessories, including lighting, floor covering, wall decor, draperies and textiles, play an important role in Ethan Allen's marketing program as this enables Ethan Allen to provide a complete home furnishings collection. Ethan Allen's stores concept allows for the display of these categories in complete room settings which utilize the related collections to project the category lifestyle.

     The following is a summary of Ethan Allen's major categories of home furnishing collections:

                  PRINCIPAL
                  STYLE                            HOME FURNISHING           CASE GOOD            YEAR OF
CATEGORY          CHARACTERISTICS                  COLLECTIONS               WOOD TYPE         INTRODUCTION
--------          ---------------                  -----------               ---------         ------------

Formal            An opulent style, which          Georgian Court            Cherry              1965
                  includes English 18th            Medallion                 Cherry              1990
                  Century and 19th Century         18th Century              Mahogany            1987
                  Neo-Classic styling.             Regents Park              Cherry              1995

American          Updated country style.           Farmhouse Pine            Pine                1988
Country                                            Country Crossings         Maple               1993
                                                   Country Colors            Maple               1995

Casual            This style is based              American Impressions      Cherry              1991
Contemporary      on classic contemporary          American Dimensions       Maple               1992
                  design elements.                 Radius                    Prima               1994
                                                                              Vera

Classic           A relaxed yet sophisticated      Country French            Birch               1984
Elegance          mix of furnishings inspired      Collectors Classics       Various             Various
                  by designs found in the          Legacy Collection         Maple               1992
                  countryside of Europe.           British Classics          Maple               1995


Ethan Allen Store Network

    Ethan Allen Stores. Ethan Allen's products are sold by a network of 299 Ethan Allen stores which exclusively sell Ethan Allen's products. As of June 30, 1997, Ethan Allen owned and operated 65 stores and independent dealers owned and operated 218 North American stores and 16 stores abroad. In the past six years, Ethan Allen has opened over 130 new stores, many of them relocations. Sales to independent dealer-owned stores accounted for approximately 68% of total net sales of the Company in fiscal 1997. The ten largest independent dealers own a total of 37 stores, which accounted for approximately 22% of net orders booked in fiscal 1997.

          Ethan Allen desires to maintain independent ownership of most of its retail stores and has an active program to identify and develop new independent dealers. Independent dealers are required to enter into license agreements with Ethan Allen authorizing the use of certain Ethan Allen service marks and requiring adherence to certain standards of operation. These standards include the exclusive sale of Ethan Allen products. Additionally, dealers are required to enter into warranty service agreements. Ethan Allen is not subject to any territorial or exclusive dealer agreements in the United States.

          Showcase Store Concept. Each independent and Ethan Allen-owned store employs a consistent showcase store concept wherein products are displayed in complete room ensembles, which include furnishings, wall decor, window treatments, floor coverings, accents and accessories. Management believes that the store concept results in higher sales of Ethan Allen products by encouraging the consumer to purchase a complete home collection, including case goods, upholstery and accessories, and by providing for a high level of service. The average size of an Ethan Allen store is 15,000 square feet.

          Ethan Allen maximizes uniformity of store presentation throughout the retail network through uniform standards of operation. These standards of operation help each store present the same high quality image and offer retail customers consistent levels of product selection and service. The stores are staffed with a sales force consisting of approximately 2,400 trained designers, who assist customers at no additional charge in decorating their homes. Ethan Allen believes this design service gives it an unusual competitive advantage over other furniture retailers.

          In  1992,  Ethan  Allen  instituted  a new  image  and  logo  program.
Additionally, Ethan Allen undertook a program to renovate the exterior of its stores. As of June 30, 1997, this renovation program has been substantially completed with 246 or 82% of all stores (including dealer-owned and Ethan Allen-owned stores) having either implemented new exteriors or are currently under renovation. Ethan Allen also provides display planning assistance to dealers to support them in updating the interior projection of their stores. In May 1997, the Company unveiled a 30,000 square foot prototype store in Stamford, Connecticut. The store is divided into three-stores-in-one and positions Ethan Allen as specialists in casual styles, classic designs and decorative accessory retailing. Ethan Allen's focus will be on incorporating many of the display, signage, and merchandising ideas of this "prototype" store into its smaller stores in the near future.

          Ethan Allen recognizes the importance of its store network to its long-term success and has developed and maintains a close ongoing relationship with its dealers. Ethan Allen offers substantial services to the Ethan Allen stores in support of their marketing efforts, including coordinated national advertising, merchandising and display programs, and extensive dealer training seminars and educational materials. Ethan Allen believes that the development of designers, sales managers, service and delivery personnel and dealers is important for the growth of its business. Ethan Allen has, therefore, committed to offer to all dealers a comprehensive training program that will help to develop retail managers/owners, designers and service and delivery personnel to their fullest potential. Ethan Allen has offered dealers various assistance programs, including long-term financial assistance in connection with the financing of their inventory, the opening of new stores and the renovation of stores in accordance with Ethan Allen's image and logo program.

Advertising and Promotion

    Ethan Allen has developed a highly coordinated, nationwide advertising and promotional campaign designed to increase consumer awareness of the breadth of Ethan Allen's product offerings. Ethan Allen launched an expanded national television campaign in January 1997 to increase the Company's projection at the national level. In addition to its national television campaign, Ethan Allen utilizes direct mail, magazine, newspaper and radio advertising. Ethan Allen believes that its ability to coordinate its advertising efforts with those of its dealers provides a competitive advantage over other home furnishing manufacturers and retailers. In January of 1997, the Company changed to a new annual cycle of eight sale events from six, which increased the frequency and shortened the duration of sale periods.

    Ethan Allen's in-house staff, working with a leading advertising firm, has developed and implemented what the Company believes the most extensive national television campaign in the home furnishings industry. This campaign is designed to support the eight annual sale periods and to increase the flow of traffic into stores during the sale periods. Ethan Allen television advertising is aired approximately 24 weeks per year.

    Ethan Allen Interiors magazine, which features Ethan Allen's home furnishing collections, is one of Ethan Allen's most important marketing tools. Approximately 52 million copies of the magazine, which features sale products, are distributed to consumers during the eight sale periods. The Company publishes and sells the magazines to its dealers who, with demographic information collected through independent market research, are able to target potential consumers.

    Ethan Allen's television advertising and direct mail efforts are supported by strong print campaigns in various markets, and in leading home fashion magazines using advertisements and multi-page inserts. The Company coordinates significant advertisements in major newspapers in its major markets. The Ethan Allen Treasury, a complete catalogue of the Ethan Allen home collection which is distributed in the stores, is one of the most comprehensive home furnishing catalogues in the industry.

Manufacturing

    Ethan Allen is one of the ten largest manufacturers of household furniture in the United States. Ethan Allen manufactures and/or assembles approximately 90% of its products at 20 manufacturing facilities and 3 saw mills, thereby maintaining control over cost, quality and service to its consumers. The case goods facilities are located close to sources of raw materials and skilled craftsmen, predominantly in the Northeast and Southeast regions of the country. Upholstery facilities are located across the country in order to reduce shipping costs to stores and based upon the availability of skilled craftsmen. Management believes that its manufacturing facilities are currently well positioned to accommodate sales growth.

Distribution

    Ethan Allen distributes its products primarily through ten regional distribution centers strategically located throughout the United States. These distribution centers hold finished products received from Ethan Allen's manufacturing facilities for shipment to Ethan Allen's dealers or home delivery service centers. Ethan Allen stocks case goods and accessories to provide for quick delivery of in-stock items and to allow for more efficient production runs.

    Approximately, 40% of shipments are made to and from the distribution and home delivery service centers by the Company's fleet of trucks and trailers. The balance of Ethan Allen's shipments are sub-contracted to independent carriers. Approximately, 95% of Ethan Allen-owned delivery vehicles are leased under three to five-year leases.

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

Raw Materials and Suppliers

    The most important raw materials used by Ethan Allen in furniture manufacturing are lumber, veneers, plywood, particle board, hardware, glue, finishing materials, glass, mirrored glass, laminates and fabrics. The various types of wood used in Ethan Allen's products include cherry, oak, maple, prima vera, mahogany, birch and pine, substantially all of which are purchased domestically. Fabrics and other raw materials are purchased both domestically and abroad. Ethan Allen has no long-term supply contracts, and has experienced no significant problems in supplying its operations. Ethan Allen maintains a number of sources for its raw materials which management believes contribute to its ability to obtain competitive pricing for raw materials. Lumber prices fluctuate over time depending on factors such as weather and demand, which impact availability. Upward trends in prices could have a short-term impact on margins. Management believes however, such increases in cost would be substantially offset by further improvements in manufacturing efficiencies. A sufficient inventory of lumber and fabric is usually stocked to maintain approximately 8 to 22 weeks of production. Management believes that its sources of supply for these materials are adequate and that it is not dependent on any one supplier.

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

     Since Ethan Allen's products are sold primarily through stores which sell exclusively Ethan Allen products, Ethan Allen's effort is focused primarily upon obtaining and retaining independent dealers and upon increasing the volume of such dealers' retail sales and opening new Ethan Allen-owned stores. The home furnishings industry competes primarily on the basis of product styling and quality, personal service, prompt delivery, product availability and price. Ethan Allen believes that it effectively competes on the basis of each of these factors and believes that its store format provides it with a competitive advantage because of the complete home furnishing product selection and service available to the consumer.

     Furniture Today (a leading industry publication) published a survey of America's Top 100 Furniture Retailers for 1997 which ranked Ethan Allen's showcase store network as the largest furniture retail network which utilizes the furniture showcase store concept. According to the survey, the nation's 100 largest furniture retailers accounted for 41% of all furniture sales in the United States in 1996. Recently, the September 15, 1997 issue of Home Furnishings News noted that Ethan Allen ranked as the highest home furnishings brand that has a vertically integrated structure.

Trademarks

     Ethan Allen currently holds numerous trademarks, service marks and design patents for the Ethan Allen name, logos and designs in a broad range of classes for both products and services. Ethan Allen also holds international registrations for Ethan Allen trademarks in twenty-nine foreign countries and has applications for registration pending in nineteen other foreign countries. Ethan Allen has registered or has applications pending for many of its major collection names as well as certain of its slogans coined for use in connection with retail sales and other services. Ethan Allen views its trade and service marks as valuable assets and has an on-going program to diligently police their unauthorized use through institution of legal action.

Backlog and Net Orders Booked

     As of June 30, 1997, Ethan Allen had a wholesale backlog of approximately $43.3 million, compared to a backlog of $31.5 million as of June 30, 1996. The backlog is anticipated to be serviced in the first quarter of fiscal 1998. Backlog at any point in time is primarily a result of net orders booked in prior periods, manufacturing schedules and the timing of product shipments. Net orders booked at the wholesale level from all Ethan Allen stores (including all independently-owned and Ethan Allen-owned stores) for the three months and twelve months ended June 30, 1997 were $120.3 million and $490.8 million, respectively, resulting in an increase of 17.8% and 16.6% for the three months ended June 30, 1997 and for the fiscal year 1997, respectively. Net orders booked in any period are recorded based on wholesale prices and do not reflect the additional retail margins produced by the Ethan Allen-owned stores.

Employees

     Ethan Allen has 6,417 employees as of June 30, 1997. Approximately 9% of the employees are represented by unions under collective bargaining agreements. Ethan Allen believes it has good relations with its employees and there have been no work stoppages during the last three years.

Item 2. Properties

     The corporate headquarters of Ethan Allen, located in Danbury, Connecticut, consists of one building containing 144,000 square feet, situated on approximately 17.5 acres of land, all of which is owned by Ethan Allen. Located adjacent to the corporate headquarters is the Ethan Allen Inn, a hotel containing 195 guest rooms. This hotel, owned by a wholly-owned subsidiary of Ethan Allen, is used for Ethan Allen functions and in connection with training programs as well as for accommodations for the general public.

     Ethan Allen has 20 manufacturing facilities and 3 saw mills located in 11 states, all of which are owned, with the exception of a leased upholstery plant in California, totaling 133,000 square feet. These facilities consist of 12 case goods manufacturing plants, totaling 3,019,500 square feet (including three sawmills), five upholstered furniture plants, totaling 1,361,500 square feet and three plants involved in the manufacture and assembly of Ethan Allen's non-furniture coordinates totaling 263,200 square feet. In addition, Ethan Allen owns nine and leases one distribution warehouses, totaling 1,298,200 square feet, and leases two home delivery service centers aggregating 102,800 square feet. The Company's manufacturing and distribution facilities are located in North Carolina, Vermont, Pennsylvania, Virginia, New York, Oklahoma, California, New Jersey, Georgia, Indiana, Maine, and Massachusetts.

     Ethan Allen operates 65 Ethan Allen stores in the United States, of which 16 stores are owned and 49 stores are leased.

     Certain store properties are subject to mortgage loan agreements. In addition, Ethan Allen's Maiden, North Carolina facility was financed with an industrial revenue bond. Ethan Allen believes that all of its properties are well maintained and in good condition.

     Ethan Allen estimates that its case goods and upholstery divisions are currently operating at approximately 80% of capacity. Management believes it has significant additional capacity at many facilities, which it could utilize with minimal additional capital expenditures by adding multiple shift operations. Ethan Allen considers its present manufacturing capacity to be sufficient for its foreseeable needs.

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

Environmental Matters

     The Company has been named as a potentially responsible party ("PRP") for the cleanup of four sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). Numerous other parties have been identified as PRP's at these sites. The Company believes its share of waste contributed to these sites is small in relation to the total; however, liability under CERCLA may be joint and several. The Company has total reserves of $500,000 applicable to these sites, which would be sufficient to cover any resulting liability. With respect to all of these sites, the Company believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the site. The Company has concluded its involvement with one site and settled as a de-minimis party. For two of the sites, the remedial investigation is ongoing. A volume based allocation of responsibility among the parties has been prepared. With respect to the fourth site, a consent decree to finally resolve the matter with the EPA has been signed.

     Ethan Allen is subject to other federal, state and local environmental protection laws and regulations and is involved from time to time in investigations and proceedings regarding environmental matters. The Company is regulated under several federal, state and local laws and regulations concerning air emissions, water discharges, and management of solid and hazardous wastes. The Company believes that its facilities are in material compliance with all applicable laws and regulations. Regulations issued under the Clean Air Act
Amendments of 1990 required the Company to reformulate certain furniture finishes or institute process changes to reduce emissions of volatile organic compounds. These requirements have been implemented via high solids coating technology and alternative formulations. Ethan Allen continues to implement reformulating of finishing materials and processing changes, and will continue to investigate new treatment technology, in order to reduce such emissions.

Item 4.  Submission of Matters to a Vote of Security Holders

     The following matters were submitted to security holders of the Company in fiscal 1997:

     o       Election of Directors

                   1)  M. Farooq Kathwari
                   2)  Steven A. Galef
                   3)  Horace G. McDonell

     o Proposal for ratification of KPMG Peat Marwick LLP as Independent Auditors for the 1997 fiscal year.

     o Proposal to approve amendment to the 1992 Stock Option Plan to increase by 600,000 the authorized shares reserved for use in connection with the Stock Option Plan.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded on the New York Stock Exchange. The following table indicates the high and low sales prices of the Company's Common Stock as reported on the New York Stock Exchange Composite Tape, as adjusted for the two-for-one stock split:

                                              Market Price
                                              ------------
                                          High             Low
                                          ----             ---

  Fiscal 1997
  -----------
  Fourth Quarter                         29 3/16           19 5/8
  Third Quarter                          25 7/16           18 1/2
  Second Quarter                         19 1/2            14 11/16
  First Quarter                          15 3/4            10 1/2


  Fiscal 1996
  -----------
  Fourth Quarter                         14 3/16           11 1/4
  Third Quarter                          13 1/2             9 13/16
  Second Quarter                         11 3/16            9 11/16
  First Quarter                          11 11/16           8 7/8


         As of August 29, 1997, there were approximately 358 security holders of record of the Company's Common Stock.

         On April 20, 1997, the Company declared a $.03 per common share dividend for all holders of record on July 10, 1997 and payment date of July 27, 1997. The Company expects to continue to declare quarterly dividends for the foreseeable future.

         On August 6, 1997, the Company declared a two-for-one stock split to be distributed on September 2, 1997 to shareholders of record on August 18, 1997.

Item 6. Selected Financial Data

         The  following   table  sets  forth  summary   consolidated   financial
information of the Company for the years and dates indicated (dollars in thousands, except per share data):


                                                                      Fiscal Years Ended June 30,


                                           1997          1996         1995           1994        1993
                                         --------      --------     --------       --------     ------
Statement of Operations Data:

Net sales ............................   $ 571,838   $ 509,776   $ 476,111       $ 437,286      $ 384,178

Cost of sales ........................     323,600     304,650     291,038         266,504        240,733

Selling, general and
 administrative expenses .............     162,389     149,559     137,387         120,569        108,028
Expenses related to business
 reorganization and write-down
 of assets held for sale (1) .........        --          --         1,550            --             --
                                         ---------   ---------   ---------       ---------      ---------

Operating income .....................      85,849      55,567      46,136          50,213         35,417

Interest and other
 miscellaneous income ................       1,272       1,039       1,766           1,732          3,043
                                         ---------   ---------   ---------       ---------      ---------

Net income before interest expense,
 income taxes, extraordinary
 charge and cumulative effect
 of accounting change ................      87,121      56,606      47,902          51,945         38,460
                                         ---------   ---------   ---------       ---------      ---------

Interest expense (2) .................       6,427       9,616      11,937          13,327         41,812

Income tax expense (benefit) .........      31,954      18,845      13,233(3)       16,047         (1,094)
                                         ---------   ---------   ---------       ---------      ---------

Income (loss) before extraordinary
 charge and cumulative effect of
 accounting change ...................      48,740      28,145      22,732          22,571         (2,258)

Extraordinary charge .................        --          --        (2,073)(4)        --          (15,052)(7)

Cumulative effect of
 accounting change ...................        --          --         1,467(5)         --             --
                                         ---------   ---------   ---------       ---------      ---------


Net income (loss) ....................   $  48,740   $  28,145   $  22,126       $  22,571      $ (17,310)
                                         =========   =========   =========       =========      =========

Other information:

Depreciation and amortization ........   $  15,848   $  16,761   $  16,098       $  15,859      $  16,483

Per Share Data:

Net income (loss) per common
 share before extraordinary
 charge and cumulative effect
 of accounting change (10) ...........   $    1.67   $     .97   $     .78       $     .77(6)   $     .56(8)

Weighted average common shares
 outstanding (9) (10) ................      29,232      29,128      29,246          28,282         26,516

Cash dividends declared ..............   $    0.10   $    0.04        --              --             --


Balance Sheet Data (at End of Period):

Working capital ......................   $ 131,421   $ 109,147   $ 122,681       $ 103,709      $  90,797

Property, plant and
 equipment, net ......................     171,406     159,634     161,115         164,615        166,875

Total assets .........................     427,784     395,981     408,288         413,287        396,233

Long-term debt including
 capital lease obligations ...........      66,766      82,681     127,032         139,175        153,749

Redeemable convertible
 preferred stock .....................        --          --          --              --           29,825







Shareholders' equity                       265,434     220,293     193,098          171,166       116,053


Footnotes on following page.

                        Notes to Selected Financial Data
                             (Dollars in thousands)



(1) Included in the $1,550 charge in fiscal 1995 are fees associated with the business reorganization (note 14) and the write-down of property and plants held for sale to fair market value.

(2)      Interest expense includes the following non-cash components:


                             1997         1996         1995          1994          1993
                           --------     --------     --------      --------      --------

Non-cash interest          $   --       $   --       $   --           --          $21,717
Amortization of
  deferred financing
  costs ...                    490           596        1,160        1,384         3,023
                           --------     --------     --------      --------      --------
                           $   490       $   596      $ 1,160      $ 1,384        $24,740
                           ========     ========     ========      ========      ========


(3) Includes a $1.7 million credit to income tax expense, resulting from the restatement of deferred taxes to reflect the Company's expected future effective tax rate upon the completion of the business reorganization.

(4) During fiscal 1995, the Company entered into a bank credit agreement to provide up to $110,000 of senior secured debt. As a result of the new financing, an extraordinary charge of $3,484 in the aggregate, $2,073 net of tax benefit or $.07 a share (adjusted for the two-for-one stock split) was recorded relating to the write-off of unamortized deferred financing costs associated with the existing bank financing.

(5) As of July 1, 1994, the Company changed its method of accounting for packaging costs to better match revenue with expenses. This change resulted in a cumulative adjustment of $2,466 ($1,467 net of tax or $.05 a share adjusted for the two-for one stock split) which represents the capitalization of packaging costs into finished goods and retail inventories.

(6) Net income per common share in fiscal 1994 is adjusted for dividend requirements on the redeemable preferred stock and for the write-off of fees in connection with the redemption of the preferred stock. Historical earnings per common share for years prior to fiscal 1994 have been omitted as the historical capitalization of the Company is not indicative of the Company's current capital structure.

(7) In connection with the full repayment of its 18.17% Senior Subordinated Exchange Notes and the existing bank credit agreement at the time of a Recapitalization in 1993, $19,180 of unamortized deferred financing costs were written off. Additionally, in connection with the early termination of the bank credit agreement, the Company was required to make a $5,097 payment to buy out the related interest rate swap agreement. Such charges ($24,277 in the aggregate, $15,052 net of tax benefit) are reflected as an extraordinary charge in the statement of operations.

(8) Represents unaudited pro forma net income per common share data adjusted assuming the Company's recapitalization, including an initial public offering, which was effective March 23, 1993 (the "Recapitalization"), occurred as of the beginning of the periods presented. The principal adjustments are (1) the elimination of charges related to a consulting agreement which was terminated in connection with the Recapitalization and (2) the reduction of interest and related expense to reflect the Recapitalization as of the beginning of the periods presented.

(9) Weighted average common shares used in the computation of net income per share includes shares of common stock outstanding and common stock equivalents.

(10) Amounts have been retroactively adjusted to reflect the two-for-one stock split on September 2, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations:

      Ethan Allen's revenues are comprised of wholesale sales to dealer-owned stores and retail sales of Ethan Allen-owned stores as follows (dollars in millions):

                                          Fiscal Years Ended June 30,
                                 ------------------------------------------
                                  1997              1996              1995
                                  ----              ----              ----
Revenues:
Net wholesale sales to
 dealer-owned stores             $374.6            $330.8            $320.3
Net retail sales of Ethan
 Allen-owned stores               175.8             155.6             133.2
Other revenues                     21.4              23.4              22.6
                                 ------            ------            ------
Total                            $571.8            $509.8            $476.1
                                 ======            ======            ======


  Fiscal 1997 Compared to Fiscal 1996

      Sales in fiscal 1997 increased by $62.0 million, or 12.2%, from fiscal 1996 to $571.8 million. Net sales to dealer-owned stores increased by 13.2% to $374.6 million and net retail sales by Ethan Allen-owned stores increased by 13.0% to $175.8 million. Sales growth has resulted from increased sales from relocated and new stores, improved effectiveness of existing stores, a 3.5% wholesale price increase effective January 1, 1997, new product offerings, and expanded national television advertising. During fiscal 1997, the Company opened 22 new stores, of which 3 stores represented relocations. At June 30, 1997, there were 299 total stores, of which 234 were dealer-owned stores. The Company's objective is to continue the expansion of both the dealer-owned and Ethan Allen-owned stores.

      The increase in retail sales by Ethan Allen-owned stores is attributable to a 9.4%, or $13.6 million increase in comparable store sales, and an increase in sales generated by newly opened or acquired stores of $11.6 million, partially offset by closed stores, which generated $5.0 million less in fiscal 1997 as compared to fiscal 1996. The number of Ethan Allen-owned stores has increased to 65 at June 1997 as compared to 60 at June 1996.

      Comparable stores are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened stores. Stores acquired from dealers by Ethan Allen are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.

      Gross profit for fiscal 1997 increased by $43.1 million, or 21.0%, from fiscal 1996 to $248.2 million. This increase is attributable to higher sales volume, combined with an increase in gross margin from 40.2% in fiscal 1996 to 43.4% in fiscal 1997. Gross margins have been favorably impacted by greater manufacturing efficiencies, improvements in manufacturing technology, a 3.5% wholesale price increase and lower employee benefit costs. These factors are partially offset by higher lumber and other raw materials cost.

      Operating expenses increased $12.8 million from $149.6 million, or 29.3% of net sales, in fiscal 1996, to $162.4 million, or 28.4% of net sales, in fiscal 1997. This increase is attributable to an increase in operating expenses in the Company's retail division of $5.3 million, due to higher sales volume, and additional Ethan Allen-owned stores. Additionally, wholesale operating expenses increased due to a $7.6 million increase in the Company's advertising expense due to the expanded national television campaign effective January 1, 1997.

      Operating income for fiscal 1997 was $85.8 million, an increase of $30.2 million, or 54.5%, as compared to fiscal 1996. Wholesale operating income was $82.8 million in fiscal 1997, an increase of $30.1 million or 57.0% as compared to the prior year. This increase is attributable to higher sales volumes,
increased  gross  margins  reflecting,  in  part,  improved  efficiencies,   and
continued monitoring of expenses. Retail operating income was $7.4 million in fiscal 1997, an improvement of $3.3 million as compared to fiscal 1996. This increase is attributable to higher retail sales volume, partially offset by higher operating expenses related to the higher volumes.

      Interest expense, including the amortization of deferred financing costs, for fiscal 1997 decreased by $3.2 million to $6.4 million, due to lower debt balances, and lower amortization of deferred financing costs.

      Income tax expense of $32.0 million was recorded in fiscal 1997. The Company's effective tax rate for fiscal 1997 was 39.6% as compared to 40.1% in fiscal 1996.

      In fiscal 1997, the Company recorded net income of $48.7 million, an increase of 73.1%, compared to $28.1 million in fiscal 1996.


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

      The increase in retail sales by Ethan Allen-owned stores is attributable to an 8.1%, or $9.9 million increase in comparable store sales, and an increase in sales generated by newly opened or acquired stores of $16.8 million, partially offset by closed stores, which generated $4.3 million less in fiscal 1996 as compared to fiscal 1995. The number of Ethan Allen-owned stores has decreased to 60 at June 1996 as compared to 61 at June 1995.

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

      Operating expenses increased $10.7 million from $138.9 million, or 29.2% of net sales, in fiscal 1995, to $149.6 million, or 29.3% of net sales, in fiscal 1996. The prior year included $1.6 million of one-time charges related to the business reorganization and the write-down to then current fair market value of property held for sale. Operating expenses in the current year are $12.3 million higher than the prior year, excluding these charges. This increase is primarily attributable to an increase in operating expenses in the Company's retail division of $9.7 million, due to the higher sales volume experienced by the division in fiscal 1996. Additionally, wholesale operating expenses increased due to higher employee benefit costs and increased shipping costs associated with higher volumes.

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

      Interest expense, including the amortization of deferred financing costs, for fiscal 1996 decreased by $2.3 million to $9.6 million, due to lower debt balances and lower amortization of deferred financing costs.

      Income tax expense of $18.8 million was recorded in fiscal 1996. The Company's effective tax rate for fiscal 1996 was 40.1% as compared to 36.8% in fiscal 1995. In fiscal 1995, income tax expense included a one-time deferred tax benefit of $1.7 million, resulting from the adjustment of deferred taxes to reflect the Company's future tax rate upon the completion of the business reorganization. Exclusive of this adjustment, the effective rate in 1995 would have been 41.4%.

      In fiscal 1996, the Company recorded net income of $28.1 million, an increase of 21.7%, compared to $22.1 million in fiscal 1995.


Financial Condition and Liquidity

      The Company's principal sources of liquidity are cash flow from operations and borrowing capacity under a revolving credit facility. Net cash provided by operating activities totaled $77.4 million for fiscal 1997, as compared to $60.9 million in fiscal 1996 and $35.5 million in fiscal 1995. The increase is due principally to a higher net income of $20.6 million and a $2.7 million reduction in inventory in fiscal 1997 as compared to a $6.9 million reduction in inventory in fiscal 1996. At June 30, 1997, the Company had working capital of $131.4 million and a current ratio of 3.08 to 1.

      During fiscal 1997, capital spending totaled $23.4 million as compared to $13.3 million and $11.2 million in fiscal 1996 and 1995, respectively. Capital expenditures in fiscal 1998 are anticipated to be approximately $27.0 million. The Company anticipates that cash from operations will be sufficient to fund this level of capital expenditures. The increased level of capital spending, which is attributable to new store openings and manufacturing efficiency improvements, is expected to continue for the foreseeable future.

      Total debt outstanding at June 30, 1997 is $67.9 million. At June 30, 1997, there are no outstanding revolving loans under the Credit Agreement. Trade and standby letters of credit of $12.1 million were outstanding as of June 30, 1997. During fiscal 1997, the Company amended its Credit Agreement with Chase Manhattan Bank as agent. Amendments to the Credit Agreement include: (1) the reduction of the commitment of senior secured debt under a revolving credit facility to $100.0 million; (2) reduction of the Eurodollar spread used in determining adjusted LIBOR which is subject to adjustment arising from changes in the credit rating of Ethan Allen's senior secured debt or Fixed Charge Ratio;
(3) elimination of a lien on certain fixed assets as collateral and (4) amendment of certain additional debt and restricted payment limitations.

      Other debt includes $52.5 million of outstanding Senior Notes which have a final maturity in 2001, with no scheduled amortization prior to final maturity. On April 16, 1997, Standard Poors upgraded the rating on the Senior Notes to BBB from BB+. The Company's Senior Secured Debt was also upgraded to BBB from BBB-. The Senior Notes may be redeemed at the option of the Company commencing March 15, 1998. The Company does not anticipate that any Senior Notes will be repaid prior to this date at the earliest; however, the Company may from time to time, either directly or through agents, repurchase its Senior Notes in the open market, through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. During fiscal 1997, 1996 and 1995, $9.5 million, $6.0 million and $3.0 million, respectively, principal amount of Senior Notes were repurchased. The Company may also, from time to time, either directly or through agents, repurchase its common stock in the open market through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. The Company is currently authorized to repurchase a total of 2,200,000 shares. Depending on market prices and other conditions relevant to the Company, such purchases may be discontinued at any time. During fiscal 1997 and 1996, respectively, the Company purchased 333,296 shares of its stock at an average price of $21.75 per share and 358,564 shares at an average price of $10.87, respectively.

      As of June 30, 1997, aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $0.1 million, $0.4 million, $0.2 million, $52.7 million and $0.2 million, respectively. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements.

Impact of Inflation

      The Company does not believe that inflation has had a material impact on its profitability during the last three fiscal years. In the past, the Company has generally been able to increase prices to offset increases in operating costs.

Income Taxes

      At June 30, 1997, the Company has approximately $30.0 million of net operating loss carryovers ("NOL's") for federal income tax purposes. The Recapitalization triggered an "ownership change" of the Company, as defined in
Section 382 of the Internal Revenue Code of 1986, as amended, resulting in an annual limitation on the utilization of the NOL's by the Company of approximately $3.9 million.

Accounting Pronouncements

      In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("FAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement, effective for fiscal years beginning after December 15, 1995, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this standard has not had a material impact on the Company's financial position or its results of operations.

      In October 1995, the FASB issued FAS 123, Accounting for Stock-Based Compensation which is effective for years beginning after December 15, 1995. FAS 123 permits a fair value based method of accounting for employee stock compensation plans. It also allows a company to continue to use the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Companies electing to continue to use the accounting prescribed by APB 25 must make pro forma disclosures of net income and net income per share as if the fair value based method of accounting defined in FAS 123 had been applied. The Company adopted FAS 123 in fiscal 1997 and has continued to use the intrinsic value method of accounting.

In February 1997, the FASB isssued Statement of Financial Accounting Standard No. 128, "Earnings per Share". The statement sets forth guidance on the presentation of earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if all common stock equivalents were exercised (similar to fully diluted earnings per share under APB Opinion No. 15). If the new standard was in effect during fiscal 1997, basic net income per share for the years ended June 30, 1997, 1996 and 1995 would have been $1.76, $.98 and $.77 per share, respectively. Diluted income per share would have been $1.67, $.97 and $.76 per share for years ended June 30, 1997, 1996 and 1995, respectively. The Company is required to adopt the new standard in fiscal 1998.

Item 8. Financial Statements and Supplementary Data


                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
Ethan Allen Interiors Inc.:


We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and Subsidiary ("the Company") as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethan Allen Interiors Inc. and Subsidiary as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for packaging costs in 1995.





                                           /s/ KPMG PEAT MARWICK LLP

Stamford, Connecticut
August 6, 1997

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             June 30, 1997 and 1996
                             (Dollars in thousands)

         ASSETS                                             1997         1996
         ------                                           ----------   --------

Current assets:
 Cash and cash equivalents                                $ 21,866    $   9,078
 Short term investments                                     17,975         -
 Accounts receivable, less allowance of
   $1,903 and $2,564 at June 30, 1997 and
   1996, respectively                                       32,232       33,984
 Notes receivable, current portion, less
   allowance of  $74 and $314 at
   June 30, 1997 and 1996, respectively                      1,056        1,314
 Inventories (note 4)                                      107,525      107,224

 Prepaid expenses and other current assets                   6,724        7,377

 Deferred income taxes (note 11)                             7,353        9,305
                                                           -------      -------
    Total current assets                                   194,731      168,282
                                                           -------      -------

 Property, plant and equipment, net (note 6)               171,406      159,634
 Property held for sale (note 1)                             1,135        4,233

 Notes receivable,  net of current  portion,
    less allowance of $145 and $97 at
    June 30, 1997 and 1996,
    respectively                                             2,725        2,561
 Intangibles, net (note 6)                                  52,419       54,065

 Deferred financing costs, net of amortization of
 $1,916 and $1,426 at June 30, 1997 and 1996,
 respectively (note 3)                                       1,560        1,877
 Other assets                                                3,808        5,329
                                                         ---------    ---------

    Total assets                                         $ 427,784    $ 395,981
                                                         =========    =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
 Current maturities of  long-term debt and
  capital lease obligations (notes 7 and 8)               $  1,119     $  2,498
 Accounts payable                                           41,172       36,742
 Accrued expenses                                            8,036        6,956
 Accrued compensation and benefits                          12,983       12,939
                                                          --------     --------
    Total current liabilities                               63,310       59,135
                                                          --------      -------

 Long-term debt, less current maturities (note 7)           64,066       79,929
 Obligations under capital leases, less current
   maturities (note 8)                                       2,700        2,752
 Other long-term liabilities, principally long-term
   compensation, environmental and legal reserves              815        1,036
 Deferred income taxes (note 11)                            31,459       32,836
                                                           -------     --------

    Total liabilities                                      162,350      175,688
                                                           -------     --------

 Commitments and contingencies (notes 7 and 15)               -             -

 Shareholders' equity (notes 9 and 10):
 Class A common stock, par value $.01, 35,000,000
   shares authorized, 29,465,400 shares issued
   at June 30, 1997, 29,137,462 shares issued
   at June 30, 1996                                            294          292
 Preferred stock, par value $.01, 1,055,000 shares
   authorized, no shares issued and outstanding
   at June 30, 1997 and 1996, respectively                    -             -
 Additional paid-in capital                                257,684      254,825
                                                           -------      -------
                                                           257,978      255,117

 Less: Notes receivable from officer and
       employees (note 16)                                    -             (51)
       Treasury stock (at cost) 700,032 shares
           at June 30, 1997 and 512,960 shares at
           June 30, 1996                                   (10,440)      (5,371)
                                                           --------     --------
                                                           247,538      249,695
 Retained earnings (accumulated deficit)                    17,896      (29,402)
                                                           --------     --------
    Total shareholders' equity                             265,434      220,293
                                                           --------     --------

    Total liabilities and shareholders' equity            $427,784     $395,981
                                                          =========    =========

See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                    Years ended June 30, 1997, 1996, and 1995
                  (Dollars in thousands, except per share data)



                                               1997              1996             1995
                                             --------          --------         --------

Net sales                                    $571,838          $509,776         $476,111
Cost of sales                                 323,600           304,650          291,038
                                             --------          --------         --------

    Gross profit                              248,238           205,126          185,073

Operating expenses:
  Selling                                      85,927            74,582           71,463
  General and administrative                   76,462            74,977           65,924
  Expenses related to the
    business reorganization
    and write-down of assets
    held for sale (notes 1
    and 14)                                      -                 -               1,550
                                             --------          --------         --------
    Operating income                           85,849            55,567           46,136
                                             --------          --------         --------

Interest and other miscellaneous
  income, net                                   1,272             1,039            1,766


Interest and related expense:
  Interest                                      5,864             8,882           10,777
  Amortization of deferred
     financing costs                              563               734            1,160
                                             --------          --------         --------
                                                6,427             9,616           11,937
                                             --------          --------         --------

   Income before income
    taxes, extraordinary charge
    and cumulative effect of
    accounting change                          80,694            46,990           35,965

Income tax expense (note 11)                   31,954            18,845           13,233
                                             --------          --------         --------


   Income before extraordinary
     charge and cumulative
     effect of accounting change               48,740            28,145           22,732

Extraordinary charge from early
  retirement of debt, net of
  income tax benefits of $1,411
  (note 3)                                        -                 -             (2,073)


Cumulative effect of accounting
  change, net of income tax
   of $999 (note 2)                               -                 -              1,467
                                             --------          --------         --------

   Net income                                $ 48,740          $ 28,145         $ 22,126
                                             ========          ========         ========

Per share data (notes 1 and 9):
Net income per common share
  excluding extraordinary charge and
  cumulative effect of accounting
  change                                     $   1.67          $   0.97         $   0.78

Extraordinary charge (note 3)                     -                 -              (0.07)
Cumulative effect of accounting
  change (note 2)                                 -                 -               0.05
                                             --------          --------         --------
   Net income per common share               $   1.67          $   0.97         $   0.76
                                             ========          ========         ========






Dividends declared per common share          $   0.10          $   0.04         $     -
                                             ========          ========         ========

See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                    Years ended June 30, 1997, 1996 and 1995
                             (Dollars in thousands)

                                                                 1997              1996                1995
                                                              ----------        ----------          ---------

Operating activities:
  Net income                                                  $ 48,740           $ 28,145           $ 22,126
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                              16,411             17,495             17,258
     Provision (benefit) for deferred
      income taxes                                                 575                622             (2,306)
     Extraordinary charge                                          -                  -                2,073
     Cumulative effect of accounting change                        -                  -               (1,467)
     Other non-cash benefit (charges)                              498                (64)               (96)
     Change in:
        Accounts receivable                                      1,822              1,407              2,561
        Inventories                                              2,726              6,891             (8,323)
        Prepaid and other current assets                           653                745                 75
        Other assets                                               137               (271)             1,581
        Accounts payable                                         5,099              4,333              4,463
        Accrued expenses                                           973              1,621             (2,068)
        Other long-term liabilities                               (221)               (36)              (416)
                                                              ---------          ---------          ---------


   Net cash provided by operating
    activities                                                  77,413             60,888             35,461
                                                              ---------          ---------          ---------

Investing activities:
  Proceeds from the disposal of property,
   plant, and equipment                                            110              1,216              3,071
 Proceeds from the disposal of property
   held for sale                                                 1,945                -                  -
  Capital expenditures                                         (23,383)           (13,314)           (11,244)
  Payments received on long-term notes
   receivable                                                    1,152              2,559              2,642
  Disbursements made for long-term notes
   receivable                                                   (1,077)              (935)             (581)
  Investments in short term securities                         (17,975)               -                  -
                                                              ---------          ---------          ---------

   Net cash used by investing activities                       (39,228)           (10,474)           (6,112)
                                                              ---------          ---------          ---------

Financing activities:
  Borrowings on revolving credit facilities                     14,500             56,500            49,000
  Payments on revolving credit facilities                      (21,500)           (95,500)          (67,000)
  Redemption of Senior Notes                                    (9,457)            (6,000)           (3,000)

  Other payments on long-term debt and
   capital leases                                               (2,134)            (1,823)          (11,698)
  Other borrowings on long-term debt                               794                500             4,600
    Payments to acquire treasury stock                          (7,249)            (3,895)           (1,082)
    Net proceeds from issuance of common stock                   2,126              1,474               421
    Increase in deferred financing costs                          (173)              (138)             (742)

  Initial borrowing under bank
   credit agreement                                                -                  -              43,000
  Repayment of bank credit agreement                               -                  -             (42,018)
  Paid fees associated with the
   common stock offerings                                          -                  -                 (15)
  Dividends paid                                                (2,304)               -                 -
                                                              ---------          ---------          ---------







        Net cash used by financing activities                  (25,397)           (48,882)           (28,534)
                                                              ---------          ---------          ---------


Net increase in cash and cash equivalents                       12,788              1,532                815
Cash and cash equivalents
 at beginning of year                                            9,078              7,546              6,731
                                                              ---------          ---------          ---------

Cash and cash equivalents
 at end of year                                               $ 21,866           $  9,078           $  7,546
                                                              =========          =========          =========

Supplemental disclosure:
  Cash payments for:
    Income taxes                                              $ 28,116           $ 12,515           $ 17,867
    Interest                                                     6,138              9,073             11,026
Non cash transactions:
  Additions to obligations under
    capitalized leases                                             504              1,107              2,067
  Acquisition of stores with treasury stock                      3,327                -                  -

See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                    Years ended June 30, 1995, 1996 and 1997
                             (Dollars in thousands)

                                                                                                  Retained
                                                      Additional                                  Earnings/
                                           Common       Paid-in       Notes        Treasury     (Accumulated
                                            Stock       Capital     Receivable       Stock         Deficit)      Total
                                           -------   -----------    ----------     --------     -------------    -----



Balance at June 30, 1994                      286      251,588         (641)        (394)         (79,673)      171,166

Issuance of capital
  stock                                         2          419          -            -                -             421

Payments received on
  notes receivable                            -            -             49          -                -              49

Increase in vested
  management warrants
  (note 10)                                   -            418          -            -                -             418

Purchase of 103,238 shares
  of treasury stock                           -            -            -         (1,082)             -          (1,082)

Net income                                    -            -            -            -             22,126        22,126
                                           -------   ----------      -------       ------        ---------     ---------

Balance at June 30, 1995                      288      252,425         (592)      (1,476)         (57,547)      193,098

Issuance of capital stock                       4        1,470          -            -                -           1,474

Payments received
  on notes receivable                         -            -            541          -                -             541

Increase in vested
  management warrants
  (note 10)                                   -            304          -            -                -             304

Purchase of 358,564 shares of
  treasury stock                              -            -            -         (3,895)             -          (3,895)

Dividend declared                             -           (574)         -            -                -            (574)

Tax benefit associated with the
  exercise of employee stock
  options and warrants                        -          1,200          -            -                -           1,200

Net income                                    -            -            -            -             28,145        28,145
                                          -------   ----------      -------       ------        ---------     ---------

Balance at June 30, 1996                  $   292     $254,825      $   (51)     $(5,371)        $(29,402)     $220,293

Issuance of capital stock                       2        2,124          -            -                -           2,126

Payments received
  on notes receivable                         -            -             51          -                -              51

Increase in vested
  management warrants (note 10)               -             71          -            -                -              71

Purchase of 333,296 shares of
  treasury stock                              -            -            -         (7,249)             -          (7,249)






Shares issued in connection with
  acquisition                                 -          1,147          -          2,180              -           3,327

Dividends declared                             -        (1,152)         -            -             (1,442)       (2,594)

Tax benefit associated with the
  exercise of employee stock
  options and warrants                         -           669          -            -                -             669

Net income                                     -           -            -            -             48,740        48,740
                                          -------   ----------      -------     ---------       ---------     ---------

Balance at June 30, 1997                  $   294    $ 257,684      $   -       $(10,440)        $ 17,896      $265,434
                                          =======   ==========      =======     =========       =========     =========

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

         Nature of Operations

         The Company, through its wholly-owned subsidiary, is a leading manufacturer and retailer of quality home furnishings and sells a full range of furniture products and decorative accessories through an exclusive network of 299 retail stores, of which 65 are Ethan Allen-owned and 234 are independently owned. Retail stores are primarily located in North America, with 16 located abroad. Ethan Allen has 20 manufacturing facilities and 3 sawmills throughout the United States.

         Cash Equivalents

         Cash equivalents of $9,754,000 at June 30, 1997 consist of overnight repurchase agreements and commercial paper with an initial term less than three months. For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         Short Term Investments

         Short term investments consist primarily of certificates of deposits and debt securities and have been classified as held-to-maturity, having maturities of one year or less. Because of the short maturity of the short term investments, the carrying amount approximates fair value.

         Inventories

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

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Property Held for Sale

         Property held for sale are recorded at net realizable values. The Company continues to actively market the properties. During fiscal 1995, the net realizable values of such assets were written down by $800,000 to reflect current estimates of fair market values based upon updated independent assessments of value.

         Intangible Assets

         Intangible assets primarily represent goodwill, trademarks and product technology which will be amortized on a straight-line basis over forty years. Goodwill represents the excess of cost of the Company over the fair value of net identifiable assets acquired. The Company continuously assesses the recoverability of these intangible assets by evaluating whether the amortization of the intangible asset balances over the remaining lives can be recovered through expected future results. Expected future results are based on projected undiscounted operating results before the effects of intangible amortization. Product technology is measured based upon wholesale operating income, while goodwill and trademarks are assessed based upon total wholesale and retail operating income. The amount of impairment, if any, is measured based on the fair value of projected discounted future results.

         Notes Receivable

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

         Financial Instruments

         The carrying value of the Company's financial instruments approximates fair market value. The Company's Senior Notes as of June 30, 1997 were traded at 103% of face value.

         Deferred Financing Costs

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

         Advertising Costs

         Advertising  costs  are  expensed  when  first  aired  or  distributed.
         Advertising costs for the fiscal years 1997, 1996, and 1995 were $27,712,000, $21,289,000 and $19,528,000, respectively.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

         Pre-opening Expenses

         All costs incurred prior to the opening of a new Ethan Allen-owned store are deferred and amortized over the respective store's first twelve months of operations.

         Closed Store Expenses

         Future expenses, such as rent and real estate taxes, net of expected lease or sublease recovery, which will be incurred subsequent to vacating a closed Ethan Allen-owned store, are charged to operations upon a formal decision to close the store.

         Earnings Per Share

         Earnings per common share are computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during each period, after giving effect for the two-for-one stock split as described in note 9. The Company has issued stock options and warrants, which are the Company's only common stock equivalents. Weighted average common shares outstanding includes common stock equivalents calculated in accordance with the "treasury stock method" wherein the net proceeds from such common stock equivalents are assumed to repurchase shares of common stock. Weighted average common shares outstanding were 29,232,000, 29,128,000 and 29,246,000 in fiscal 1997, 1996 and 1995, respectively.

         Use of Estimates

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

(3)      Extraordinary Charge

         During fiscal 1995, the Company entered into a Credit Agreement to provide

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY up to $110 million of senior secured debt, the proceeds of which were used to repay existing senior secured debt (see note 7). As a result of the financing, an extraordinary charge of $3.5 million ($2.1 million net of tax benefit), was recorded relating to the write-off of unamortized deferred financing costs associated with the previous bank financing.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

(4)      Inventories

         Inventories  at  June  30  are   summarized  as  follows   (dollars  in
         thousands):

                                               1997             1996
                                             --------         --------

         Retail Merchandise                  $ 34,478         $ 28,695
         Finished products                     32,665           39,146
         Work in process                       13,333           12,803
         Raw materials                         27,049           26,580
                                             --------         --------
                                             $107,525         $107,224

(5)      Property, Plant and Equipment

         Property, plant and equipment at June 30 are summarized as follows (dollars in thousands):

                                               1997             1996
                                             --------         --------

         Land and improvements                 22,624           22,075
         Buildings and improvements           168,990          152,915
         Machinery and equipment               70,288           63,989
                                             --------         --------
                                              261,902          238,979
         Less accumulated depreciation        (90,496)         (79,345)
                                             --------         --------
                                             $171,406         $159,634
                                             ========         ========

(6)      Intangibles

         Intangibles  at  June  30  are   summarized  as  follows   (dollars  in
         thousands):


                                                1997             1996
                                              --------         --------

         Product technology                   $25,950          $25,950
         Trademarks                            28,200           28,200
         Goodwill                              11,333           11,333
         Other                                    350              350
                                              --------         --------
                                               65,833           65,833
         Less accumulated amortization        (13,414)         (11,768)
                                              --------         --------
                                              $52,419          $54,065
                                              ========         ========

(7)      Borrowings

         Long-term debt at June 30 consists of the following (dollars in thousands):
                                                1997             1996
                                              --------         --------

         Revolving Credit Facility            $   -            $ 7,000

         8.75% Senior Notes due 2001           52,543           62,000

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

         Other Debt:
           9.75% mortgage note payable in
            monthly installments through 2015
            collateralized by Ethan Allen Inn         1,589           1,623
           Industrial Revenue Bonds, 4.0% - 8.0%,
            maturing at various dates through
            2011                                      8,455           8,455
           Other                                      1,626             958
                                                   --------        --------
                    Total debt                       64,213          80,036

                    Less current maturities             147             107
                                                   --------        --------
                                                   $ 64,066        $ 79,929
                                                   ========        ========

         During 1997, the Company amended its Credit Agreement which it had originally entered into 1995, with Chase Manhattan Bank as agent. Amendments to the Credit Agreement include: (1) the reduction of the commitment of senior secured debt under a revolving credit facility to $100.0 million; (2) reduction of the Eurodollar spread used in determining adjusted LIBOR which is subject to adjustment arising from changes in the credit rating of Ethan Allen's senior secured debt or Fixed Charge Ratio; (3) elimination of a lien on certain fixed assets as collateral and (4) amendment of certain additional debt and restricted payment limitations.

         During 1995, the Company completed a five year financing arrangement to provide up to $110.0 million of senior secured debt under a revolving credit facility pursuant to a Credit Agreement with Chase Manhattan Bank, as agent, proceeds of which were used to repay existing senior secured debt. The revolving credit facility includes a $40.0 million sub-facility for trade and standby letters of credit availability and a $3.0 million swingline loan sub-facility. Loans under the revolving credit facility bear interest at Chase Manhattan Bank's Alternative Base Rate, or adjusted LIBOR plus .5%, which is subject to adjustment arising from changes in the credit rating of Ethan Allen's senior secured debt. For fiscal years ended June 30, 1997 and 1996, the weighted-average interest rates were 7.37% and 6.81%, respectively. There are no minimum repayments required during the term of the facility.

         The Credit Agreement is secured by a first lien in respect of Ethan Allen's accounts receivable, inventory, trademarks, patents and the Company's shares of Ethan Allen's capital stock. The Company has guaranteed Ethan Allen's obligation under the Credit Agreement and the Senior Notes and has pledged all the outstanding capital stock of Ethan Allen to secure its guarantee under the Credit Agreement.

         The Credit Agreement and the Senior Note Indenture contain covenants requiring the maintenance of certain defined tests and ratios and limit the ability of Ethan Allen and the Company to incur debt, engage in mergers and consolidations, make restricted payments, make asset sales, make investments and issue stock. The Senior Notes, which rank pari passu in right of payment with loans under the Credit Agreement provide for the repurchase of the Senior Notes in the event of a change in control and the Credit Agreement and the Senior Note Indenture contain various customary events of default. Ethan Allen satisfied the requirements of the

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY covenants in the Credit Agreement and the Senior Note Indenture at June 30, 1997. The Senior Notes may not be redeemed at the option of the Company until March 15, 1998. The Company has announced that, from time to time, it will repurchase its Senior Notes in the open market. During fiscal 1997, 1996, and 1995, $9.5 million, $6.0 million, and $3.0 million, respectively, of Senior Notes were repurchased at 101.48%, 101.25%, and 99.50% of face value, respectively.

         In June 1996, the Company closed on loan commitments in the aggregate amount of approximately $1.4 million related to the modernization of its Beecher Falls manufacturing facility. Loans made pursuant to these commitments bear interest at rates of 3% to 8% and have maturities of 7 to 30 years. The loans have a first and second lien in respect of equipment financed by such loans and a first and second mortgage interest in respect of a building, the construction of which was financed by such loans.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

         Aggregate scheduled maturities of long-term debt for each of the five fiscal years subsequent to June 30, 1997, are as follows (dollars in thousands):


                      1998 . . . . . . . . . . . . . 148
                      1999 . . . . . . . . . . . . . 407
                      2000 . . . . . . . . . . . . . 157
                      2001 . . . . . . . . . . . .52,711
                      2002 . . . . . . . . . . . . . 180

(8)      Leases

         Ethan Allen leases real property and equipment under various operating and capital lease agreements expiring through the year 2014. Leases covering retail outlets and equipment generally require, in addition to stated minimums, contingent rentals based on retail sales and equipment usage. Generally, the leases provide for renewal for various periods at stipulated rates.

         Property, plant and equipment include the following amounts for leases which have been capitalized at June 30 (dollars in thousands):

                                                      1997                1996
                                                    --------            -------

           Land                                     $    103            $   103
           Buildings and improvements                    911                911
           Machinery and equipment                    11,131             11,021
                                                      ------             ------
                                                      12,145             12,035
             Less Accumulated depreciation           (10,732)            (9,833)
                                                     -------             ------
                                                    $  1,413            $ 2,202
                                                     =======             ======


         Future minimum payments by year and in the aggregate, under the capital leases and non-cancelable operating leases, with initial or remaining terms of one year or more consisted of the following at June 30, 1997 (dollars in thousands):

                                              Capital              Operating
         Fiscal Year Ending June 30:          Leases               Leases
         ---------------------------         --------              ---------

         1998                                $  1,801              $  6,727
         1999                                   1,136                 5,638
         2000                                     425                 4,678
         2001                                     333                 3,750
         2002                                     112                 3,579
         Subsequent to 2002                     1,092                16,288
                                             --------              --------

         Total minimum lease payments           4,899               $40,660
                                             ========              ========

         Amounts representing interest          1,227
                                             --------
         Present value of future minimum
           lease payments                       3,672
         Less amounts due in one year             972
                                             --------
         Long-term obligations under          $ 2,700
            capital leases                   ========

         The above amounts will be offset by minimum future rentals from subleases of $12,709,000 on operating leases.

RENUMBER

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



         Total rent expense for the fiscal years ended June 30 was as follows (dollars in thousands):

                                              1997        1996         1995
                                             -------     -------      -----

         Basic rentals under operating
           leases                           $ 14,578    $ 14,419     $ 8,579
         Contingent rentals under
           operating leases                    1,028       1,082       4,294
                                             -------     -------      ------
                                              15,606      15,501      12,873
         Less sublease rent                    1,923       1,782       2,091
                                             -------     -------      ------
                                            $ 13,683    $ 13,719     $10,782
                                             =======     =======      ======

(9)      Shareholders' Equity

         On August 6, 1997, the Company declared a two-for-one stock split to be distributed on September 2, 1997 to shareholders of record on August 18, 1997. All related amounts have been retroactively adjusted to reflect the stock split.

         During fiscal 1997, the Company acquired a number of retail stores and used 146,224 treasury shares with a fair value of $3.3 million as part of the consideration of the transaction.

         On May 20, 1996, the Board of Directors adopted a Stockholder Rights Plan and declared a dividend of one Right for each outstanding share of common stock as of July 10, 1996. Each Right entitles its holder, under certain circumstances, to purchase one one-hundredth of a share of the Company's Series C Junior Participating Preferred Stock at a price of $62.50 on a post split basis (Purchase Price) (subject to adjustment).

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

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

         The Company's authorized capital stock consists of (a) 35,000,000 shares of Common Stock, par value $.01 per share, (b) 600,000 shares of Class B Common Stock, par value $.01 per share, (c) 1,055,000 shares of Preferred Stock, par value $.01 per share of which (i) 30,000 shares have been designated Series A Redeemable Convertible Preferred Stock ("the Redeemable Convertible Preferred Stock"), (ii) 30,000 shares have been designated Series B Redeemable Convertible Preferred Stock, (iii) 155,010 shares have been designated as Series C Junior Participating Preferred Stock, and (iv) the remaining 839,990 shares may be designated by the Board of Directors with such rights and preferences as they determine (all such preferred stock, collectively, the "Preferred Stock"). As of June 30, 1997, no shares of Preferred Stock or shares of Class B Common Stock were issued or outstanding.

         In February 1997, Statement of Financial Accounting Standard No 128, "Earnings per Share" was issued. The statement sets forth guidance on the presentation of earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if all common stock equivalents were exercised (similar to fully diluted earnings per share under APB Opinion No. 15). If the new standard was in effect during fiscal 1997, basic net income per share for the years ended June 30, 1997, 1996, and 1995 would have been $1.76, $.98 and $.77 per share, respectively. Diluted income per share would have been $1.67, $.97 and $.76 per share for years ended June 30, 1997, 1996 and 1995, respectively. The Company is required to adopt the new standard in fiscal 1998.


(10)     Employee Stock Plans

         The Company has reserved 3,646,466 shares of Common Stock for issuance pursuant to the Company's stock option and warrant plans as follows:

                  1992 Stock Option Plan

                  The 1992 Stock Option Plan provides for the grant of options to key employees and non-employee directors to purchase shares of Common Stock that are either qualified or non-qualified under Section 422 of the Internal Revenue Code, as well as stock appreciation rights on such options. The awarding of such options is determined by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer. The options awarded to employees vest 25% per year over a four-year period and are exercisable at the market value of the Common Stock at the date of grant. The maximum number of shares of Common Stock reserved for issuance under the 1992 Stock Option Plan is 2,360,398 shares. Options covering 68,000 shares, which are exercisable at

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                  prices ranging from $9.00 to $9.75 per share, have been awarded to independent directors and will vest 50% on each of the first two anniversary dates of the grant. Options to purchase 120,000 shares were awarded to Mr. Kathwari during fiscal year 1995 and an additional 480,000 options to purchase shares were awarded to Mr. Kathwari during 1996. These options are exercisable at $9.75 and $9.50 per share, respectively and will vest over seven years commencing with the first vesting date of July 27, 1994, and each of the next six years. Through June 30, 1996, options to purchase 397,400 shares were issued to other employees with exercise prices ranging from $9.50 to $9.75 per share and options to purchase 139,900 shares were issued to certain key employees in fiscal 1997 and were exercisable at $21.75 per share.


                  Incentive Stock Option Plan

                  Pursuant to the Incentive Stock Option Plan, the Company has granted to members of management options to purchase 553,028 shares of Common Stock at an exercise price of $8.25 per share. Such options vest twenty percent per year over a five-year period.


                  Management Warrants

                  Warrants to purchase 466,374 shares of Common Stock were granted to certain key members of management during fiscal 1991 and 1992. The warrants are currently exercisable at $1.838 per share.

                  Earn-In Warrants

                  Earn-In Warrants have been fully earned and 266,666 shares have been allocated to Ethan Allen's managers and employees. Earn-In warrants were exercisable at $.188 per share.


         Stock option and warrant activity during 1997, 1996 and 1995 is as follows:


                                                                             Number of shares
                                                     ---------------------------------------------------------------
                                                     1992 Stock        Incentive        Management        Earn-In
                                                     Option Plan        Options          Warrants         Warrants
                                                     -----------       ---------        ----------        --------


         Outstanding at June 30, 1994                   227,800          510,902         294,776           263,666
                                                      ---------         --------         -------           -------

         Granted in 1995                                242,800             -               -                 -
         Exercised in 1995                                 (500)          (6,934)        (52,594)          (14,098)
         Canceled in 1995                               (16,700)         (24,000)           (624)           (8,666)
                                                      ---------          -------         -------           -------

         Outstanding at June 30, 1995                   453,400          479,968         241,558           240,902


                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY



Granted in 1996                    591,400             -               -                 -
Exercised in 1996                   (5,900)        (134,700)        (60,638)          (87,992)
Canceled in 1996                   (25,450)         (21,750)         (6,234)          (11,932)
                                 ---------         --------         -------           -------

Outstanding at June 30, 1996     1,013,450          323,518         174,686           140,978

Granted in 1997                    139,900             -               -                 -
Exercised in 1997                  (61,108)         (65,734)        (46,118)         (134,978)
Canceled in 1997                   (17,776)          (2,230)            (12)           (6,000)
                                 ---------          -------         -------          --------

Outstanding at June 30, 1997     1,074,466          255,554         128,556            -0-
                                 =========          =======         =======          =====

Exercisable at June 30, 1997       462,946          255,554         128,556            -0-
                                 =========          =======         =======          =====

Option prices per share:

Outstanding at June 30, 1997      $ 9.50 to         $ 8.25           $ 1.838            -
                                  $21.75

Exercisable at June 30, 1997      $ 9.50 to         $ 8.25           $ 1.838            -
                                  $ 9.75


In fiscal 1997, the Company adopted SFAS No. 123, Accounting for Stock Based Compensation ("SFAS 123"). As permitted by SFAS 123, the Company will continue to follow the provisions of APB No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for compensation expense related to the issuance of stock options. Had compensation costs related to the issuance of stock options under the Company's 1992 Stock Option Plan been determined based on the estimated fair value at the grant dates for awards under SFAS 123, the Company's net

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY income end earnings per share for the fiscal years ended June 30, 1997 and 1996 would have been reduced to the proforma amounts listed below, (dollars in thousands, except per share data):

                          June 30, 1997              June 30, 1996
                          -------------              -------------

Net Income
----------
  As reported               $48,740                   $28,145
  Proforma                   48,350                    27,925

Earnings Per Share
------------------
  As reported               $  1.67                   $  0.97
  Proforma                     1.66                      0.96

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions; weighted average risk-free interest rates of 6.35% and 6.09% for fiscal 1997 and 1996, respectively, dividend yield of 1.0% for both years, expected volatility of 39.8% and 38.7% in fiscal 1997 and 1996, respectively, and expected lives of five years for both years.

(11)     Income Taxes

         Income tax expense consists of the following for the fiscal years ended June 30 (dollars in thousands):

                                        1997              1996           1995
                                      --------          --------       ---------
         Current:
           Federal                    $ 25,434          $ 14,445       $ 12,172
           State                         5,945             3,778          3,367
                                      --------          --------       ---------
                  Total current         31,379            18,223         15,539
                                      --------          --------       ---------

         Deferred:
           Federal                         595               517           (392)
           State                           (20)              105         (1,914)
                                      --------          --------       ---------
                  Total deferred           575               622         (2,306)
                                      ========          ========       =========

         Income tax expense
           on income
           before extraordinary
           charge and the cumulative
           effect of accounting
           change                     $ 31,954          $ 18,845       $ 13,233
                                      ========          ========       =========

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

         The following is a reconciliation of expected income taxes (computed by applying the Federal statutory rate to income before taxes, extraordinary charge and cumulative effect of accounting change) to actual income tax expense (dollars in thousands):


                                                        1997              1996            1995
                                                      --------          --------        --------

         Computed "expected"
            income tax expense                        $ 28,243          $ 16,447        $ 12,588
         State income taxes,
            net of federal income
            tax benefit                                  3,163             2,016           1,987

         Goodwill amortization                              99                99              99

         Decrease in state deferred tax
            balances, due to
            business reorganization
            (note 14)                                     -                  -            (1,660)
         Other, net                                        449               283             219
                                                       -------           -------          ------

         Income tax expense
            on income before
            extraordinary charge
            and cumulative effect
            of accounting change                      $ 31,954          $ 18,845        $ 13,233
                                                       =======           =======         =======


         The significant components of the deferred tax expense (benefit) are as follows (dollars in thousands):

                                                        1997              1996             1995
                                                      --------          --------         ------
         Deferred tax expense (benefit)
            exclusive of the
            component below                           $   (933)         $   (885)       $ (3,938)
         Utilization of net operating
           loss carryforwards                            1,508             1,507           1,632
                                                       -------           -------         -------
                                                      $    575          $    622        $ (2,306)
                                                       =======           =======         =======

                                                          46

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

         The components of the net deferred tax liability as of June 30 are as follows (dollars in thousands):
                                                          1997             1996
                                                        --------         ------
            Deferred tax assets:
               Accounts receivable                      $   853          $ 1,204
               Inventories                                2,774            3,513
               Other liabilities and reserves             3,726            4,588
            Net operating loss carryforwards             11,750           13,256
                                                         ------           ------
                     Total deferred tax asset            19,103           22,561
                                                         ------           ------

            Deferred tax liabilities:
               Property, plant and equipment             26,811           29,006
               Intangible assets other than
                 goodwill                                15,681           16,194
               Miscellaneous                                717              892
                                                         ------           ------
                     Total deferred tax liability        43,209           46,092
                                                         ------           ------
                     Net deferred tax liability         $24,106          $23,531
                                                         ======           ======

         The Company has tax operating loss carryforwards of approximately $30.0 million at June 30, 1997, of which $8.1 million expires in 2006, $11.3 million expires in 2007 and $10.6 million expires in 2008. Pursuant to
         Section 382 of the Internal Revenue Code, the Company's utilization of the net operating loss carryforwards are subject to an annual limitation of approximately $3.9 million.

         During fiscal 1997, Ethan Allen received a $5.2 million investment tax credit from the State of Vermont. The credit may be utilized to offset 80% of current and future years tax liability and may be carried forward up to 10 years. Ethan Allen does not expect to be able to utilize the entire credit. The estimated net realizable credit of $2 million is being accounted for under the deferral method, with amortization over the average life of the related assets.

         Management believes that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.


(12)     Retirement Programs - Employee Benefits

         The Ethan Allen Profit Sharing and 401(k) Retirement Plan

         The Ethan Allen Profit Sharing and 401(k) Retirement Plan was formed effectively July 1, 1994 with the merger of the Retirement Program of Ethan Allen Inc. ("Retirement Program") into the Ethan Allen 401(k) Employee Savings Plan. As a result of the merger on July 1, 1994, all participant investments in the Retirement Program (except for the Ethan Allen Restricted stock which was transferred directly) were liquidated and the proceeds were transferred into the Plan and allocated to participant accounts at each participant's request.

         The Plan is offered to substantially all employees of the company who have completed both one year and 1,000 hours of service during the Plan year.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

         Ethan Allen, may at its discretion, make a matching contribution to the 401(k) portion of the Plan on behalf of each participant, provided the contribution does not exceed the lesser of 50% of the participant's contribution or $600 per participant per Plan year. Contributions to the profit sharing portion of the Plan are made at the discretion of management. Total profit sharing and 401(k) company match expense was $1,595,000 in 1997, $2,866,000 in 1996, and $1,697,000 in 1995.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

         Other Retirement Plans and Benefits

         Ethan Allen provides additional benefits to selected members of senior and middle management in the form of deferred compensation arrangements and a management incentive program. The total cost of these benefits was $1,567,000, $2,047,000, and $1,157,000 in 1997, 1996 and 1995,
         respectively.

(13)     Wholly-Owned Subsidiary

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

         The condensed balance sheets of Ethan Allen as of June 30 are as follows (dollars in thousands):


             Assets
             ------
                                                    1997             1996
                                                  --------         --------

         Current assets                           $194,704         $168,261
         Non-current assets                        244,880          231,163
                                                   -------          -------
                  Total assets                    $439,584         $399,424
                                                   =======          =======

             Liabilities
             -----------

         Current liabilities                      $ 62,398         $ 58,517
         Non-current liabilities                    99,040          116,553
                                                   -------          -------
                  Total liabilities               $161,438         $175,070
                                                   =======          =======


         A summary of Ethan Allen's operating activity for each of the years in the three-year period ended June 30, 1997, is as follows:

                                                     1997            1996            1995
                                                   --------        --------        --------

         Net sales                                 $571,838        $509,776        $476,111
         Gross profit                               248,238         205,126         185,073
         Operating income                            85,943          55,677          46,216
         Interest expense                             5,864           8,882          10,777
         Amortization of deferred
             financing costs                            563             734           1,160
         Income before income
             taxes, extraordinary charge,
             and cumulative effect
             of accounting change                    80,787          47,095          36,037
         Net income                                $ 48,833        $ 28,250        $ 22,198


                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

(14)     Business Reorganization

         The Company implemented a business reorganization ("Reorganization") effective July 1, 1995, which permitted a separation of manufacturing operations from distribution and store operations. The Company believes that the separation of manufacturing operations from distribution and store operations provides for improved measures of performance including profitability of operations and return on assets, by allowing the Company to more easily allocate income, expenses and assets to the separate operations of the Company's business. The Reorganization consisted principally of the following elements: (i) the contribution of Ethan Allen's manufacturing equipment to Ethan Allen Manufacturing Corporation ("EAMC"), which is a wholly owned subsidiary of Ethan Allen
         (ii) EAMC entered into operating lease arrangements with Ethan Allen for real property used in manufacturing operations (iii) the contribution by Ethan Allen of certain of Ethan Allen's trademarks and service marks, design patents and related assets to Ethan Allen Finance Corporation ("EAFC") which is a wholly owned subsidiary of Ethan Allen,
         (iv) the full and unconditional guarantee on a senior unsecured basis of Ethan Allen's obligations under Ethan Allen's Credit Agreement and Senior Notes due 2001 by each of EAMC and EAFC and Andover Woods Products Inc. ("Andover"), a wholly owned subsidiary of Ethan Allen (v) the amendment of the Company's existing guarantee of Ethan Allen's obligations under the Senior Notes to include a guarantee of each Guarantor Subsidiary's obligations under its Subsidiary Guarantee, (vi) the execution of a management agreement and a service mark licensing agreement between Ethan Allen and EAFC (vii) the execution of a management agreement and a trademark licensing agreement between EAMC and EAFC and (viii) the execution of a manufacturing agreement between Ethan Allen and EAMC. Ethan Allen continues to own its headquarters building in Danbury, Connecticut, the real property associated with EAMC's manufacturing operations and the assets and liabilities associated with the current Ethan Allen-owned retail operations and Ethan Allen's distribution, service and home delivery operations.

         Costs associated with the Reorganization of $750,000, including consent fees paid to the holders of the Company's Senior Notes, were expensed in fiscal 1995.

         The summarized historical combined balance sheet information for EAMC, EAFC, and Andover (the "Guarantor Subsidiaries") at June 30, 1997 and 1996 is as follows (dollars in thousands):

                                             June 30                June 30
                  Assets                      1997                    1996
                  ------                    ---------              ---------

         Current assets                     $  85,355              $  46,394
         Non-current assets                   168,540                164,602
                                             --------               --------
            Total assets                    $ 253,895              $ 210,996
                                             ========               ========

                  Liabilities
                  -----------

         Current Liabilities                $  28,160              $  21,346
         Non-current liabilities               16,893                 17,939
                                             --------               --------

            Total liabilities               $  45,053              $  39,285
                                             ========               ========

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

         Summarized historical combined operating activity of the Guarantor Subsidiaries for each of the years in the three-year period ended June 30, 1997 is as follows (dollars in thousands):


                                         1997             1996            1995
                                      ----------      ----------      ----------

         Net Sales                    $ 357,470       $ 317,563       $ 292,148
         Gross Profit                    75,278          57,227          38,721
         Operating Income                57,113          39,324          15,882
         Income before
          income taxes                   61,475          43,636          15,717

         Net income                   $  37,131       $  26,400       $   9,351


         The summarized historical financial information for the Guarantor Subsidiaries above, has been derived from the financial statements of the Company.

(15)     Litigation

         The Company has been named as a potentially responsible party ("PRP") for the cleanup of four sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). Numerous other parties have been identified as PRP's at these sites. The Company believes its share of waste contributed to these sites is small in relation to the total; however, liability under CERCLA may be joint and several. The Company has total reserves of $500,000 applicable to these sites, which would be sufficient to cover any resulting liability. With respect to all of these sites, the Company believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the site. The Company has concluded its involvement with one site and settled as a de-minimis party. For two of the sites, the remedial investigation is ongoing. A volume based allocation of responsibility among the parties has been prepared. With respect to the fourth site, a consent decree to finally resolve the matter with the EPA has been signed.

(16)     Related Party Transactions

         As of June 30, 1996, the Company had notes receivable from members of management of $51,000, the proceeds of which were used to purchase the Company's common stock. Accordingly, the notes receivable balance at June

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

         30, 1996 is reflected as a reduction of shareholders' equity in the balance sheet. Such loans bore interest at 7% and were repaid January 1997.

(17)     Segment Information

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

         Wholesale profitability includes the wholesale gross margin which is earned on wholesale sales to all retail stores, including Ethan Allen-owned stores. The retail profitability includes the retail gross margin which is earned based on purchases from the wholesale business. Inter-segment eliminations primarily comprise the wholesale sales and profit on the transfer of inventory between segments. Operating earnings by business segment are defined as sales less operating costs and expenses. Income and expense items, such as corporate operating expenses, are included in the applicable segment. Identifiable assets are those assets used exclusively in the operations of each business segment. Corporate assets principally comprise cash, deferred financing costs, and deferred income taxes.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

         The following table shows sales, operating earnings and other financial information by business segment for the fiscal years ended June 30, 1997, 1996, and 1995 (dollars in thousands):

                                                                         Inter-Segment
                                         Wholesale       Retail          Eliminations      Consolidated
                                         ---------       ------          ------------      ------------
         1997
         Net sales                       $495,001       $175,825        $ (98,988)           $571,838
         Operating income                  84,034          7,419           (5,604)             85,849
         Interest and other
          income                              974            298             -                  1,272
         Less: Interest expense                                                               ( 6,427)
                                                                                              -------
            Income before income
             tax expense                                                                       80,694
            Depreciation and
             amortization                  14,235          1,613             -                 15,848
         Identifiable assets              335,260         61,745             -                397,005
         Cash                                                                                  21,866
         Deferred income taxes                                                                  7,353
         Deferred financing costs                                                               1,560
                                                                                              -------
              Total assets                                                                    427,784

         Capital expenditures               9,990         13,393             -                 23,383

                                                                        Inter-Segment
                                         Wholesale       Retail          Eliminations         Consolidated
                                         ---------      --------        -------------         ------------
         1996
         Net sales                       $433,886       $155,601        $ (79,711)            $509,776
         Operating income                  53,745          4,059           (2,237)              55,567
         Interest and other
          income                              663            376              -                  1,039
         Less: Interest expense               -              -                -                 (9,616)
                                                                                               -------
            Income before income                                                                46,990
             tax expense
            Depreciation and
             amortization                  15,199          1,562              -                 16,761

         Identifiable assets              327,371         48,350              -                375,721
         Cash                                                                                    9,078
         Deferred income taxes                                                                   9,305
         Deferred financing costs                                                                1,877
                                                                                               -------
              Total assets                                                                     395,981
         Capital expenditures               7,421          5,893              -                 13,314
                                                                                              --------

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


                                                                        Inter-Segment
                                         Wholesale        Retail        Eliminations         Consolidated
                                         ---------        ------        -------------        ------------
         1995
         ----

         Net sales                       $415,412       $133,168        $(72,469)             $476,111
         Operating income                  46,012          2,625          (2,501)               46,136
         Interest and other
          income                            1,451            315            -                    1,766
         Less: Interest expense                                                                (11,937)
            Income before income tax
             expense, extraordinary
             charge, and cumulative
             effect of accounting
             change                                                                             35,965
            Depreciation and
             amortization                     14,798          1,300            -                16,098
         Identifiable assets                 338,572         50,314            -               388,886
         Cash                                                                                    7,546
         Deferred income taxes                                                                   9,505
         Deferred financing costs                                                                2,351
                                                                                               -------
              Total assets                                                                     408,288

         Capital expenditures                  5,768          5,476            -                11,244



(18)     Selected Quarterly Financial Data (Unaudited)

         Tabulated below are certain data for each quarter of the fiscal years ended June 30, 1997 and 1996 (dollar amounts in thousands, except per share data).

                                                                    Quarter Ended
                                         ----------------------------------------------------------------
                                         September 30      December 31            March 31        June 30
                                         ------------      -----------            --------        -------

         1997 Quarters:
         Net Sales                          $132,355          $138,330            $144,719       $156,434
         Gross Profit                         54,578            59,921              63,308         70,431
         Net income                         $  8,783            12,227              12,849         14,881
         Net income per common
           share                            $   0.30          $   0.42            $   0.44       $   0.51
         Dividend declared per
           common share                     $   0.02          $   0.02            $   0.03       $   0.03

         1996 Quarters:
         Net sales                          $116,941          $127,212            $134,631       $130,992
         Gross profit                         45,471            51,355              54,141         54,159
         Net income                         $  4,500             7,841               8,348          7,456
         Net income per common
           share                            $   0.16          $   0.27            $   0.29       $   0.25
         Dividend declared per
           common share                     $   0.00          $   0.00            $   0.02       $   0.02

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         No changes in or disagreements with accountants on accounting or financial disclosure occurred in fiscal years 1997 and 1996.

                                    PART III


         Part III is omitted as the Company intends to file with the Commission within 120 days after the end of the Company's fiscal year a definitive proxy statement pursuant to Regulation 14A which will involve the election of directors.

ITEM 10.          Directors and Executive Officers of the Registrant
--------          --------------------------------------------------

                  See reference to definitive proxy statement under Part III.

ITEM 11.          Executive Compensation
--------          ----------------------

                  See reference to definitive proxy statement under Part III.

ITEM 12.          Security Ownership of Certain Beneficial Owners and Management
--------          --------------------------------------------------------------

                  See reference to definitive proxy statement under Part III.

ITEM 13.          Certain Relationships and Related Transactions
--------          ----------------------------------------------

                  See reference to definitive proxy statement under Part III.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Listing of Documents

         (1) Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at June 30, 1997 and 1996, and for the years ended June 30, 1997, 1996 and 1995, consist of the following:

                      Consolidated Balance Sheets

                      Consolidated Statements of Operations

                      Consolidated Statements of Cash Flows

                      Consolidated Statements of Shareholders' Equity

                      Notes to Consolidated Financial Statements


         (2) Financial Statement Schedules. Financial Statement Schedules of the Company appended hereto, as required for the years ended June 30, 1997, 1996 and 1995, consist of the following:

                      II.      Valuation and Qualifying Accounts


         The schedules listed in Reg. 210.5-04,  except those listed above, have
         been  omitted   because  they  are  not   applicable  or  the  required
         information is shown in the financial statements or notes thereto.

         (3) The following Exhibits are filed as part of this report on Form 10-K:


          Exhibit
          Number                                        Exhibit
          ------                                        -------

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

            *3(i)         By-Laws of Ethan Allen Manufacturing Corporation

            *4(a)         First  Amendment to  Management  Non-Qualified  Stock
                          Option Plan

            *4(b)         Second  Amendment to Management  Non-Qualified  Stock
                          Option Plan

            *4(c)         1992 Stock Option Plan

           Exhibit
           Number                                       Exhibit
           ------                                       -------

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

            *4(k)-1 Amended Credit Agreement among the Company, Ethan Allen and Bankers Trust Company

            *4(k)-2 110,000,000 Senior Secured Revolving Credit Facility dated March 10, 1995 between Ethan Allen and Chase Manhattan Bank

            *4(k)-3 Amended and Restated Credit Agreement as of December 4, 1996 between Ethan Allen Inc. and the Chase Manhattan Bank

            *4(l)          Catawba County Industrial Facilities Revenue Bond

            *4(l)-1 Trust Indenture dated as of October 1, 1994 securing $4,6000,000 Industrial Development Revenue Refunding Bonds, Ethan Allen Inc. Series 1994 of the Catawba County Industrial Facilities and Pollution Control Financing Authority

            *4(m)          Lease   for  2700   Sepulveda   Boulevard   Torrance,
                           California

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

            *4(t) Security Agreement, dated as of March 10, 1995, between Ethan Allen Inc. and Chase Manhattan Bank

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

            *10(h)         General  Electric  Capital  Corporation  Credit  Card
                           Agreement

             11            Statement Regarding Computation of Per Share Earnings

            *21            List of wholly-owned subsidiaries of the Company

            *23(a)         Consent of KPMG Peat Marwick LLP.

             27            Financial Data Schedule



          * Incorporated by reference to the exhibits filed with the Registration Statement on Form S-1 of the Company and Ethan Allen Inc. filed with the Securities and Exchange Commission on March 16, 1993 (Commission File No. 33-57216) and the exhibits filed with the Annual Report on Form 10-K of the Company and Ethan Allen Inc. filed with the Securities and Exchange Commission on September 27, 1996 (Commission File No. 1-11806), the Quarterly Report on Form 10-Q of the Company and Ethan Allen Inc. filed with the Securities and Exchange Commission on February 13, 1997 (Commission File No. 1-11806 and the Registration Statement on Form S-3 of the Company, Ethan Allen, Ethan Allen Manufacturing Corporation, Ethan Allen Finance Corporation and Andover Wood Products Inc. filed with the Securities and Exchange Commission on October 23, 1994 (Commission File No. 33-85578-01) and all supplements thereto.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        As of and for the Fiscal Years Ended June 30, 1997, 1996 and 1995
                             (Dollars in thousands)




                                               Balance at        Additions                          Balance at
                                               Beginning         Charged to                           End of
                                               of Period           Income         Adjustments         Period
                                               ---------        -----------       -----------       ----------

Receivables:
  Allowance for doubtful accounts:

    June 30, 1997                               $ 2,975           $  328           $ (1,181)         $ 2,122
    June 30, 1996                               $ 4,567           $   47           $ (1,639)         $ 2,975
    June 30, 1995                               $ 3,718           $  977           $   (128)         $ 4,567

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ETHAN ALLEN INTERIORS INC.
                                  (Registrant)


                                  By /s/ M. Farooq Kathwari
                                     ---------------------------------
                                     Chairman, Chief Executive Officer
                                     and Director


                                  ETHAN ALLEN INC.
                                  (Registrant)


                                  By /s/ M. Farooq Kathwari
                                     ---------------------------------
                                     Chairman, Chief Executive Officer
                                     and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




  /s/  M. Farooq Kathwari                         Chairman, Chief Executive
--------------------------------                    Officer and Director
      (M. Farooq Kathwari)



  /s/   Clinton A. Clark                          Director
--------------------------------
       (Clinton A. Clark)



  /s/    Kristin Gamble                           Director
--------------------------------
        (Kristin Gamble)



  /s/   Steven A. Galef                           Director
--------------------------------
       (Steven A. Galef)



  /s/   Horace McDonell                           Director
--------------------------------
       (Horace McDonell)



  /s/   Edward H. Meyer                           Director
--------------------------------
       (Edward H. Meyer)



  /s/  William W. Sprague                         Director
--------------------------------
      (William W. Sprague)



  /s/   Edward P. Schade                          Vice President &
--------------------------------                  Treasurer
       (Edward P. Schade)



  /s/   Gerardo Burdo                             Corporate Controller
--------------------------------
       (Gerardo Burdo)

        EXHIBIT 11. STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS




                                                      Fiscal Year Ended
                                                          June 30,
                                                1997                   1996
                                             -----------           -----------

Primary Earnings Per Share:
---------------------------

         Average number of
           shares outstanding                28,750,000             28,732,000
         Treasury Stock                      (1,012,000)            (1,384,000)
         Net effect of common
           stock equivalents                  1,494,000              1,780,000
                                             -----------            -----------

         Average number of
           shares-primary                    29,232,000             29,128,000

         Net income                         $48,740,000            $28,145,000
                                            ============           ============



Per Share Data:


         Net income per
           common share                           $1.67                 $0.97
                                            ============           ============



Earnings Per Common Share:

         Earnings per common share are computed by dividing net earnings by the weighted average number of shares of common stock equivalents outstanding during each period. The Company has issued stock options and warrants which are the Company's only common stock equivalents.


Fully Diluted Earnings Per Share:

Fully diluted earnings per share is within 3% of primary earnings per share for all periods presented