Form 10-Q
period 1997-09-30
ALLEN ETHAN INTERIORS INC
filed 1997-11-14
CIK 896156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       or

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


                        28,715,172 at September 30, 1997

                           ETHAN ALLEN INTERIORS INC.
                                 AND SUBSIDIARY



                                      INDEX


                                                                        PAGE

Part I.   Financial Information:

Item 1.  Consolidated  Financial Statements as of
           September 30 and June 30, 1997 and for
           the three months ended September 30, 1997 and 1996 (unaudited):

           Consolidated Balance Sheets                                   2

           Consolidated Statements of Operations                         3

           Consolidated Statements of Cash Flows                         4

           Consolidated Statement of Shareholders' Equity                5

           Notes to Consolidated Financial Statements                    6


 Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations           10


Part II.   Other Information:                                           13

 Item 1.   Legal Proceedings

 Item 2.   Changes in Securities

 Item 6.   Exhibits and reports on Form 8-K

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                  September 30,
        ASSETS                                        1997           June 30,
                                                   (unaudited)          1997
                                                   -----------        -------


Current assets:
  Cash and cash equivalents                          $  30,274     $  21,866
  Short term investments                                16,472        17,975
  Accounts receivable, less allowances of
    $2,404 and $1,903 at September 30 and
    June 30, 1997, respectively                         33,789        32,232
  Notes receivable, current portion, less
    allowances of $25 and $74 at September 30
    and June 30, 1997, respectively                        706         1,056
  Inventories (note 3)                                 110,747       107,525
  Prepaid expenses and other current assets              8,738         6,724
  Deferred income taxes                                  7,832         7,353
                                                       -------       -------

       Total current assets                            208,558       194,731
                                                       -------       -------

Property, plant and equipment, net                     176,473       171,406
Property held for sale (note 4)                          1,135         1,135
Notes receivable, net of current portion, less
    allowance of $401 and $145 at September 30
    and June 30, 1997, respectively                      2,432         2,725
Intangibles, net of amortization of $13,825 and
    $13,414 at September 30 and June 30, 1997,
    respectively                                        52,008        52,419
Deferred financing costs, net of amortization of
    $2,022 and $1,916 at September 30 and June 30,
    1997, respectively                                   1,454         1,560
Other assets                                             4,627         3,808
                                                      --------      --------
     Total assets                                     $446,687      $427,784
                                                      ========      ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and
   capital lease obligations                          $  1,064       $ 1,119
  Accounts payable                                      51,437        41,172
  Accrued expenses                                       7,106         8,036
  Accrued compensation and benefits                     12,064        12,983
                                                       -------        ------

     Total current liabilities                          71,671        63,310
                                                       -------        ------

Long-term debt, less current maturities                 63,890        64,066
Obligations under capital leases, less current
maturities .............................                 2,345         2,700
Other long-term liabilities, principally long-term
  compensation and environmental                          797            815
Deferred income taxes                                   31,304        31,459
                                                       -------       -------

     Total liabilities                                 170,007       162,350
                                                       -------       -------

Commitments and contingencies (note 5)                    -              -

Shareholders' equity:

Class A common stock, par value $.01,  35,000,000
  shares authorized, 29,519,197 and 29,465,400
  shares issued at September 30 and June 30, 1997,
  respectively                                             295           294
Preferred stock, par value $.01, 1,055,000 shares
  authorized, no shares issued and outstanding at
  September 30 and June 30, 1997, respectively              -             -
Additional paid-in capital                             259,167       257,684
                                                       -------       -------
                                                       259,462       257,978

Less:
       Treasury stock (at cost) 804,025 and 700,032
          shares at September 30 and June 30, 1997,
          respectively                                 (13,833)      (10,440)
                                                       --------      --------
                                                       245,629       247,538
Retained earnings                                       31,051        17,896
                                                       --------      --------
     Total shareholders' equity                        276,680       265,434
     Total liabilities and shareholders' equity       $446,687      $427,784
                                                      =========     =========

See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Dollars in thousands, except per share data)



                                                           Three Months
                                                        Ended September 30,
                                                     1997              1996
                                                    -------           ------

Net sales                                          $152,494         $132,355
Cost of sales                                        81,728           77,777
                                                   --------         --------
    Gross profit                                     70,766           54,578

Operating expenses:
  Selling                                            26,327           19,160
  General and administrative                         20,479           19,016
                                                   --------         --------

    Operating income                                 23,960           16,402
                                                   --------         --------

Interest and other miscellaneous
  income, net                                           788               49

Interest and related expense:
  Interest expense                                    1,404            1,591
  Amortization of deferred
    financing costs                                     109              221
                                                   --------         --------
                                                      1,513            1,812

  Income before income taxes                         23,235           14,639

Income tax expense                                    9,201            5,856
                                                   --------         --------


   Net income                                      $ 14,034         $  8,783
                                                   =========        ========

Per share data:
   Net income per common share                     $   0.48         $   0.30
                                                   =========        ========

   Dividends declared per common share             $   0.03         $   0.02
                                                   =========        ========

   Weighted average common shares
     outstanding (in thousands)                      29,296           29,278



See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)





                                                            Three Months
                                                         Ended September 30,
                                                         1997           1996
                                                      ----------      --------
Operating activities:
  Net income                                          $ 14,034        $ 8,783
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                       3,814          4,570
     Provision for deferred income taxes                  (634)           752
     Other non-cash charges                                107            360
     Change in:
       Accounts receivable                              (1,350)        (1,871)
       Inventories                                      (3,222)         5,200
       Prepaid and other current assets                 (2,014)        (1,139)
       Other assets                                     (1,237)           153
       Accounts payable                                 11,314          6,203
       Accrued expenses                                 (1,817)        (2,012)
       Other long-term liabilities                         (18)          (114)
                                                       --------       --------

  Net cash provided by operating activities             18,977         20,885
                                                       --------       --------

Investing activities:
  Proceeds from the disposal of property, plant
  and equipment                                            18             331
  Proceeds from the disposal of property held for sale      -           1,724
  Capital expenditures                                  (8,116)        (5,055)
  Payments received on long-term notes receivable          498            371
  Disbursements made for long-term notes receivable        (62)          (277)
  Redemptions of short term securities                   1,503             -
                                                       --------       --------

  Net cash used by investing activities                 (6,159)        (2,906)
                                                       --------       --------

Financing activities:
  Payments to acquire treasury stock                    (3,393)          (125)
  Redemption of Senior Notes                              (139)        (8,425)
  Payments on long-term debt, including current
    maturities                                             (39)           (36)
 Issuance of common stock                                  434            226
 Payments under capital leases                            (409)          (493)
 Payments of dividends                                    (864)          (575)
 Increase in deferred financing costs                      -               (4)
 Payments on revolving credit facility                     -          (21,000)
 Borrowings on revolving credit facility                   -           14,500
 Other long-term borrowings                                -              440
                                                       --------     ----------

  Net cash used by financing activities                 (4,410)       (15,492)
                                                       --------     ----------

Net increase in cash                                     8,408          2,487
Cash at beginning of period                             21,866          9,078
                                                       --------     ----------

Cash at end of period                                 $ 30,274      $  11,565
                                                      ========      ==========


See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                      Three Months Ended September 30, 1997
                                   (Unaudited)
                             (Dollars in thousands)



                                                      Additional
                                         Common         Paid-in         Notes       Treasury        Retained
                                         Stock          Capital       Receivable      Stock          Earnings     Total


Balance at June 30, 1997                $   294         $257,684     $     -      $ (10,440)       $ 17,896    $265,434

  Issuance of common stock                    1              434           -            -               -           435

  Purchase of 103,993 shares
    of treasury stock                         -               -            -         (3,393)            -        (3,393)

  Tax benefit associated with
    the exercise of employee
    options and warrants                      -            1,049           -            -               -         1,049

  Dividends declared                          -               -            -            -              (879)       (879)

  Net income                                  -               -            -            -            14,034      14,034
                                        ---------       --------      ---------   ----------       ----------  ---------

Balance at September 30, 1997           $    295        $259,167      $    -      $ (13,833)       $ 31,051    $276,680
                                        =========       ========      =========   ==========       ==========  =========



See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)




(1)      Basis of Presentation

          Ethan Allen Interiors Inc. (the "Company") is a Delaware corporation incorporated on May 25, 1989. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Ethan Allen Inc. ("Ethan Allen") and Ethan Allen's subsidiaries. All of Ethan Allen's capital stock is owned by the Company. The Company as no other assets or operating results other than those associated with its investment in Ethan Allen.


(2)      Interim Financial Presentation

         All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

         The accompanying quarterly consolidated financial statements are unaudited. However, in the opinion of the Company, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been included in the financial statements. The results of operations for the three months ended September 30, 1997, are not necessarily indicative of results for the fiscal year.


(3)      Inventories

         Inventories at September 30 and June 30, 1997 are summarized as follows (dollars in thousands):
                                                September 30,      June 30,
                                                    1997             1997
                                               -------------     ------------

                  Retail merchandise             $ 36,370         $ 34,478
                  Finished products                31,115           32,665
                  Work in process                  13,816           13,333
                  Raw materials                    29,446           27,049
                                                 --------         --------
                                                 $110,747         $107,525
                                                 ========         ========


(4)      Property Held for Sale

         Property held for sale is recorded at lower of cost or net realizable values.


(5)      Contingencies

         The Company has been named as a potentially responsible party ("PRP") for the cleanup of four sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). Numerous other parties have been identified as PRP at these sites. Liability under CERCLA may be joint and several. The Company has total reserves of $500,000 applicable to these sites, which the Company believes is be sufficient to cover any resulting liability. With respect to all of these sites, the Company believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the site. The Company has concluded its involvement with one site and settled as a de-minimis party. For two of the sites, the remedial investigation is ongoing. A volume based allocation of

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)




         responsibility among the parties has been prepared. With respect to the fourth site, a consent decree to finally resolve the matter with the EPA has been signed.


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

         The condensed balance sheets of Ethan Allen as of September 30 and June 30, 1997 are as follows (dollars in thousands):

                                                  September 30,     June 30,
                                                      1997            1997
                                                  ------------     -----------
         Assets

         Current assets                             $208,526        $194,704
         Non-current assets                          254,003         244,880
                                                    --------        --------

                  Total assets                      $462,529        $439,584
                                                    ========        ========

         Liabilities

         Current liabilities                        $ 70,740        $ 62,398
         Non-current liabilities                      98,336          99,040
                                                    --------        --------

                  Total liabilities                 $169,076        $161,438
                                                    ========        ========

         A summary of Ethan Allen's operating activity for the three months ended September 30, 1997 and 1996 is as follows (dollars in thousands):

                                                       Three Months
                                                     Ended September 30,
                                                   1997              1996
                                                 --------         ---------

         Net sales                               $152,494         $132,355
         Gross profit                              70,766           54,578
         Operating income                          23,980           16,420
         Interest expense                           1,404            1,591
         Amortization of deferred
           financing costs                            109              221
         Income before income
           tax expense                             23,255           14,656
         Net income                              $ 14,054         $  8,800

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)




(7)      Business Reorganization

         The Company implemented a business reorganization ("Reorganization") effective July 1, 1995, which permitted a separation of manufacturing operations from distribution and store operations. The Company believes that the separation of manufacturing operations from distribution and store operations will also provide for improved measures of performance, including profitability of operations and return on assets, by allowing the Company to more easily allocate income, expenses and assets to the separate operations of the Company's business. The Reorganization consists principally of the following elements: (i) the contribution of Ethan Allen's manufacturing equipment to Ethan Allen Manufacturing Corporation ("EAMC"), which is a wholly-owned subsidiary of Ethan Allen (ii) the execution of operating lease arrangements between EAMC and Ethan Allen for real property used in manufacturing operations (iii) the contribution by Ethan Allen of certain of Ethan Allen's trademarks and service marks, design patents and related assets to Ethan Allen Finance Corporation ("EAFC") which is a wholly-owned subsidiary of Ethan Allen, (iv) the full and unconditional guarantee on a senior unsecured basis of Ethan Allen's obligations under Ethan Allen's Credit Agreement and 8-3/4% Senior Notes due 2001 by each of EAMC and EAFC and Andover Woods Products Inc. ("Andover", an existing wholly-owned subsidiary of the Company) (collectively,"Guarantor Subsidiaries"), (v) the amendment of the Company's existing guarantee of Ethan Allen's obligations under the Senior Notes and the Indenture to include a guarantee of each Guarantor Subsidiary's obligations under its subsidiary guarantee, (vi) the execution of a management agreement and a service mark licensing agreement and a trademark licensing agreement between EAMC and EAFC,
         (vii) the execution of a management agreement between Ethan Allen and EAFC and (viii) the execution of a manufacturing agreement between Ethan Allen and EAMC. Ethan Allen continues to own its headquarters building in Danbury, Connecticut, the real property associated with EAMC's manufacturing operations and the assets and liabilities associated with the Ethan Allen-owned retail operations and Ethan Allen's distribution, service and home delivery operations.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)




         The summarized historical combined balance sheet information for the Guarantor Subsidiaries at September 30, 1997 and June 30, 1997 is as follows (dollars in thousands):

                                           September 30,       June 30,
         Assets                                 1997             1997
         ------                             -------------    ----------

         Current assets                      $ 98,474          $ 85,355
         Non-current assets                   169,255           168,540
                                             --------          --------
            Total assets                     $267,729          $253,895
                                             ========          ========

         Liabilities

         Current liabilities                 $ 30,298          $ 28,160
         Non-current liabilities               16,893            16,893
                                             --------          --------
            Total liabilities                $ 47,191          $ 45,053
                                             ========          ========

         Summarized historical combined operating activity for the three months ended September 30, 1997 and 1996 is as follows (dollars in thousands):

                                                    Three Months
                                                Ended September 30,
                                                1997              1996
                                             ----------        ---------

         Net sales                           $ 94,696          $ 77,413
         Gross profit                          22,651            15,680
         Operating income                      18,335            11,289
         Income before interest
           expense  and income taxes           19,396            12,407
         Income before income taxes            19,386            12,387
         Net income                            11,709             7,494

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

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Ethan Allen's revenues are comprised of wholesale sales to dealer-owned stores and retail sales of Ethan Allen-owned stores as follows (dollars in millions):

                                                      Three Months
                                                  Ended September 30,
                                               1997               1996
                                              ------             ------

Revenues:
Net wholesale sales to dealer-
 owned stores                                $ 95.0              $ 86.1
Net retail sales of Ethan Allen-owned
  stores                                       52.5                40.2
Other revenues                                  5.0                 6.0
                                             ------              ------

Total                                        $152.5              $132.3
                                             ======              ======


     Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

         Sales for the three months ended September 30, 1997 increased by $20.2 million, or 15.2%, over the corresponding period in the prior year to $152.5 million. Net sales to dealer-owned stores increased by $8.9 million, or 10.3% to $95.0 million, and net retail sales by Ethan Allen-owned stores increased by $12.3 million, or 30.6% to $52.5 million. Sales growth has resulted from increased sales from relocated and new stores, a 3.5% wholesale price increase effective January 1, 1997, new product offerings, increase of annual sales events from six events per year to eight events per year and expanded national television advertising. At September 30, 1997, there were 301 total stores, of which 235 were dealer-owned, as compared to 288 total stores, of which 231 were dealer-owned at September 30, 1996.

         The increase in retail sales by Ethan Allen-owned stores is attributable to a 17.1%, or $6.5 million, increase in comparable store sales, and an increase in sales generated by newly opened or acquired stores of $6.8 million, partially offset by closed stores, which generated $1.0 million less in sales in the three months ended September 30, 1997, as compared to the three months ended September 30, 1996.

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

         Gross profit for the three months ended September 30, 1997 increased by $16.2 million as compared to the three months ended September 30, 1996 to $70.8 million. This increase is attributable to higher sales volumes, combined with an increase in gross margin to 46.4% in the three months ended September 30, 1997 from 41.2% in the three months ended September 30, 1996. Gross margins have been favorably impacted by greater manufacturing efficiencies, improvements in manufacturing technology, and the benefit of a 3.5% wholesale price increase.

         Selling, general and administrative expenses increased $8.6 million from $38.2 million, or 28.8% of net sales, in the three months ended September 30,

1996 to $46.8 million, or 30.7% of net sales, in the three months ended September 30, 1997. This increase is principally attributable to a $4.7 million increase in television advertising expense due to the expanded national TV program and to a $3.9 million increase in operating expenses of the Company's retail division due to higher sales volumes and new stores.

         Operating income for the three months ended September 30, 1997 was $24.0 million, an increase of $7.6 million as compared to the three months ended September 30, 1996. Wholesale operating income was $22.5 million for the three months ended September 30, 1997, reflecting an increase of $7.2 million as compared to the prior year quarter. This increase is attributable to higher sales volumes and increased gross margins. Retail operating income was $2.5 million in the three months ended September 30, 1997, as compared to $1.3 million in the corresponding period in the prior year.

         Interest expense, including amortization of deferred financing costs, for the three months ended September 30, 1997 decreased by $.3 million to $1.5 million from $1.8 million in the three months ended September 30, 1996, due to lower debt balances outstanding.

         Income tax expense of $9.2 million was recorded for the three months ended September 30, 1997 as compared to $5.9 million in the prior year quarter. The Company's effective tax rate for the three months ended September 30, 1997 was 39.6% as compared to 40.0% for the three months ended September 30, 1996.

         For the three months ended September 30, 1997, the Company recorded net income of $14.0 million compared to net income for the three months ended September 30, 1996 of $8.8 million.


Financial Condition and Liquidity

         Principal sources of liquidity are cash flow from operations and additional borrowing capacity under the revolving credit facility. Net cash provided by operating activities totaled $19.0 million for the three months ended September 30, 1997 as compared to $20.9 million in the three months ended September 30, 1996. Net income for the three months ended September 30, 1997 was $5.3 million higher than the net income reported for the three months ended September 30, 1996. For the quarter, inventories increased $3.2 million to $110.7 million, as compared to a $5.2 million reduction in the prior year first quarter. Accounts payable and accrued expenses increased $9.5 million for the three months ended September 30, 1997 as compared to a $4.2 million increase in the prior year first quarter. At September 30, 1997, the Company had working capital of $136.9 million and a current ratio of 2.91 to 1.

         During the three months ended September 30, 1997, capital spending totaled $8.1 million as compared to $5.1 million in the three months ended September 30, 1996. Capital expenditures in fiscal 1998 are anticipated to be approximately $27.0 million. The Company anticipates that cash from operations will be sufficient to fund this level of capital expenditures. The increased level of anticipated capital spending, which is attributable primarily to manufacturing efficiency improvements and scheduled new store openings, is expected to continue for the foreseeable future.

         Total debt outstanding at September 30, 1997 is $67.3 million. At September 30, 1997, there were no outstanding revolving loans under the Credit Agreement. Trade and standby letters of credit of $12.6 million were outstanding as of September 30, 1997. Other debt includes $52.4 million of outstanding Senior Notes which have a final maturity in 2001, with no scheduled amortization prior to final maturity. The Senior Notes may not be redeemed at the option of the Company until March 15, 1998. The Company does not anticipate that any Senior Notes will be repaid prior to this date at the earliest; however, the Company may from time to time, either directly or through agents, repurchase its Senior Notes in the open market, through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. During the quarter ended September 30, 1997, $.1 million principal amount was repurchased.

         As of September 30, 1997, aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $.4 million, $.2 million, $52.6 million, $.2 million and $.2 million, respectively. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements.

         The Company may also, from time to time, either directly or through agents, repurchase its common stock in the open market through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. During the quarter ended September 30, 1997, 103,993 shares were purchased at an average price of $32.62 per share. Depending on market prices and other conditions relevant to the Company, such purchases may be discontinued at any time.

                           PART II. OTHER INFORMATION



Item 1.  - Legal Proceedings

There has been no change to matters discussed in Business-Legal Proceedings in Company's Form 10-K as filed with the Securities and Exchange Commission on September 30, 1997.

Item 2.  - Changes in Securities

There has been no change to matters discussed in Description and Ownership of Capital Stock in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 30, 1997.


Item 6.  - Exhibits and Reports on Form 8-K

(a)  4(c)-1 - First Amendment to 1992 Stock Option Plan
(b)  4(c)-2 - Amended and Restated 1992 Stock Option Plan
(c)  10(i)  - Employment Agreement dated October 28, 1997 between Mr. Kathwari and Ethan Allen Interiors Inc.
(d)  11     - Statement regarding Computation of Per Share Earnings
(e)  27     - Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ETHAN ALLEN INTERIORS INC.
                                  (Registrant)



DATE:  11/14/97                               BY: /s/ M. Farooq Kathwari
                                                  M. Farooq Kathwari
                                                  Chairman of the Board
                                                  President and Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)



DATE:  11/14/97                               BY: /s/ Edward P. Schade
                                                  Edward P. Schade
                                                  Vice President & Treasurer
                                                  (Principal Financial Officer)



DATE:  11/14/97                               BY: /s/ Gerardo Burdo
                                                  Gerardo Burdo
                                                  Corporate Controller
                                                  (Principal Accounting Officer)

                                INDEX TO EXHIBITS




4(c)-1.      First Amendment to 1992 Stock Option Plan
4(c)-2.      Amended and Restated 1992 Stock Option Plan
10(i).       Employment Agreement dated October 28, 1997 between
               Mr. Kathwari and Ethan Allen Interiors Inc.
11.          Computation of Per Share Earnings
27.          Financial Data Schedule

                                                                  Exhibit 4(c)-1


                           ETHAN ALLEN INTERIORS INC.

                    FIRST AMENDMENT TO 1992 STOCK OPTION PLAN


     This First  Amendment to 1992 Stock Option Plan (the "Plan") of Ethan Allen
Interiors  Inc.  (the   "Company")  is  dated  as  of  November  4,  1996  (this
"Amendment").

         WHEREAS, the Board of Directors (the "Board") of the Company adopted the Plan on March 23, 1993 to advance the interests of the Company and its subsidiaries, to strengthen the Company's ability to attract and retain of its directors and employees and to provide such directors and employees with an opportunity to acquire an equity interest in the Company;

         WHEREAS, the Board approved this Amendment in order to increase the number of shares of the Company's Common Stock, par value $.01 per share (the "Common Stock") reserved for issuance under the plan from 580,199 to 1,180,199 in order to retain flexibility in awarding shares of Common Stock under the Plan;

         WHEREAS, the stockholders of the Company have, at a meeting duly called and held by the Company on November 4, 1996, approved the increase in the number of shares of Common Stock reserved for issuance under the Plan;

         NOW,   THEREFORE,   in  consideration  of  the  mutual  agreements  and
understandings set forth herein, the Plan is hereby amended as follows:

         1. Section 5 of the Plan is hereby amended by deleting the number "580,199" and substituting therefor "1,180,199".

         2. Except as herein amended, the Plan shall remain in full force and effect and is ratified in all respects. On and after the effectiveness of this Amendment, each reference in the Plan to "this Plan," "hereunder," "hereof, " "herein" or words of like import, and each reference to the Plan in any other agreements, documents or instruments executed and delivered pursuant to the Plan, shall mean and be a reference to the Plan, as amended by this Amendment.

                                                                  Exhibit 4(c)-2

                           ETHAN ALLEN INTERIORS INC.
                   AMENDED AND RESTATED 1992 STOCK OPTION PLAN
                               (October 28, 1997)

          1. Purpose. The purpose of this Ethan Allen Interiors Inc. 1992 Stock Option Plan (the "Plan) is to increase stockholder value, to advance the interests of Ethan Allen Interiors Inc. (the "Company"), its subsidiary, Ethan Allen Inc. ("Ethan Allen") and its and Ethan Allen's other subsidiaries and affiliates (collectively, the "Subsidiaries"), to strengthen the Company's ability to attract and retain the services of experienced and knowledgeable independent directors to enhance the Company's, and its Subsidiaries' ability to attract, retain and motivate employees, and to provide such directors and employees with an opportunity to acquire an equity interest in the Company.

          2. Administration.

          2.1 Administration, Generally. Subject to the terms and conditions of the Plan, the Plan shall be administered by the Compensation Committee of the Company's Board of Directors, or by such other committee of the Board as the Board may determine (the "Committee").

          2.2 Authority. Subject to the terms and conditions of the Plan, the Committee shall have the authority to (a) manage and control the operation of the Plan, (b) interpret and construe the provisions of the Plan or the provisions of any award under the Plan, and prescribe, amend and rescind rules and regulations relating to the Plan, (c) make awards under the Plan, in such forms and amounts and subject to such restrictions, limitations and conditions as it deems appropriate, including, without limitation, awards which are made in combination with or in tandem with other awards (whether or not contemporaneously granted), (d) modify the terms of, cancel and reissue, or repurchase outstanding awards, (e) prescribe the form of, agreement, certificate or other instrument evidencing any award under the Plan, (f) correct any defect or omission and reconcile any inconsistency in the Plan or in any award hereunder, and (g) make all other determinations and take all other actions as it deems necessary or desirable for the implementation and administration of the Plan. Notwithstanding the foregoing provisions of this subsection 2.2, the Chief Executive Officer ("CEO") of the Company shall submit his recommendation for awards under the Plan to the Committee or, if no such Committee exists, to the Company's Board of Directors (the "Board"). The Committee, or the Board, if no such Committee shall exist, shall duly consider the recommendations of the Chief Executive Officer, and shall have the authority to accept, modify or reject the CEO's recommendation, or to request the CEO to reconsider such recommendation or to request the CEO to reconsider such recommendation. In addition, the Committee shall have no power, authority or discretion to determine the persons who are entitled to awards under Section 5, to determine the number, price or timing of awards granted pursuant to Section 5 or to alter the terms and conditions of awards made pursuant to Section 5.

     The determination of the Committee on matters within its authority shall be conclusive and binding on the Company and all other persons.

          3. Participation. Subject to the terms and conditions of Section 2 and the remainder of the Plan, the Committee shall determine and designate from time to time the directors of the Company and employees of the Company and its Subsidiaries who shall receive awards under the Plan ("Participants"); provided, however, that the Committee shall have no power, authority or discretion to determine the persons who are entitled to awards under Section 5. The granting of awards, if any, and the size of such awards are purely discretionary, and, no employee or director shall have any right or privilege to be considered as a Participant, and no Participant shall have any right or privilege, or be deemed to have an expectation of being, recommended for an award, subject to Section 5.

          4. Shares Subject to the Plan.

          4.1 Number of Shares Reserved. Shares of common stock, $.01 par value, of the Company ("Common Stock") shall be available for awards under the Plan. To the extent provided by resolution of the Company's Board of Directors, such shares may be uncertificated. Subject to adjustments in accordance with subsections 4.2 and 4.3 for events occurring after October 28, 1997, and after giving effect to the two-for-one split of the Common Stock distributed on September 2, 1997, to shareholders of record on August 18, 1997, the aggregate number of shares of Common Stock available for awards under the Plan shall be equal to 2,500,924.

          4.2 Reusage of Shares.

               (a) In the event of the exercise or termination (by reason of forfeiture, expiration, cancellation, surrender or otherwise) of any award under the Plan, that number of shares of Common Stock that was subject to the award but not delivered shall again be available for awards under the Plan.

               (b) Notwithstanding the provisions of paragraph (a), the following shares shall not be available for reissuance under the Plan:
          (i) shares which are withheld from any award or payment under the Plan to satisfy tax withholding obligations (as described in paragraph 8.5(e)); (ii) shares which are surrendered to fulfill tax obligations (as described in paragraph 8.5(e)); and (iii) shares which are surrendered in payment of the Formula Option Price (as defined in subsection 5.1) upon the exercise of a Formula Option or the Option Price (as defined in subsection 6.1)upon the exercise of a Stock Option.

          4.3 Adjustments to Shares Reserved. In the event of any merger, consolidation, reorganization, recapitalization, spinoff, split-up, stock dividend, stock split, reverse stock split, repurchase, exchange or other distribution with respect to shares of Common Stock or other change in the corporate structure or capitalization affecting the Common Stock, the type and number of shares of stock which are or may be subject to awards under the Plan and the terms of any outstanding awards (including the price at which shares of stock may be issued pursuant to an outstanding award) shall be equitably adjusted by the Committee, in its sole discretion, to preserve the value of benefits awarded or to be awarded to Participants under the Plan.

          4.4 Individual Limit. The maximum number of shares of Common Stock that may be covered by Options and SARs granted to any one individual during any fiscal year of the Company shall be 2,000,000 shares (subject to adjustment in accordance with subsection 4.3).

          5. Formula Awards.

          5.1 Formula options. As of the date of the annual meeting of the Company's stockholders for 1993, each Independent Director (as defined below) shall be awarded an option to purchase 2,500 shares of Common Stock with an exercise price equal to the initial offering price in the Company's initial public offering of Common Stock on March 23, 1993 ("IPO") (such options will be rounded off to the nearest whole share number, and are collectively referred to as "Formula Options"). Formula Options granted pursuant to this subsection 5.1 shall not constitute "Incentive Stock Options" within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). For purposes of the Plan, the term
     "Independent Director" as of any annual meeting of the Company's stockholders means a person who (a) is a director of the Company as of the ending of such meeting, (b) is not an executive or employee of the Company or its subsidiaries, and (c) is not a partner, executive or employee of any person, or group (as defined under Rule 13(d) under the Securities Exchange Act of 1934) which includes persons, which would be an "interested person" as referred to in the Company's Certificate of Incorporation (without regard to any "business combination" for this purpose) as of the date hereof or as of the date of grant. If, for any reason, any Independent Director is prohibited or restricted from personally receiving the foregoing Formula Options by his employer or otherwise, such Formula Options will not be issued to such Independent Director.

          5.2 Service Required for Exercise. One half of each Formula Option granted to an Independent Director Participant shall become exercisable upon such Participant's completion of one continuous year of service as an Independent Director after the date of the grant thereof, and the remaining one-half of each Formula Option granted to an Independent Director shall become exercisable upon such Participant's completion of two continuous years of service as an Independent Director after the date of the grant hereof.

          5.3 Expiration of Formula Options. All rights with respect to a Formula Option shall automatically terminate on the earliest of:

               (a) the date which is 10 years after the date of the grant;

               (b) the date which is 90 days after the date on which the Participant's service to the Company as an Independent Director terminates for any reason.

          5.4 Manner of Exercise. A Formula Option may be exercised, in whole or in part, by giving written notice to the Chief Executive Officer of the Company prior to the date on which the Formula Option expires; provided, however, that a Formula Option may only be exercised with respect to whole shares of Common Stock. Such notice shall specify the number of shares of Common Stock to be purchased and shall be accompanied by payment of the exercise price for such shares in such form and manner as the Committee may from tire to time approve.

          6. Stock Options.

          6.1 Awards. Subject to the terms and conditions of the Plan, there shall be designated the Participants to whom options to purchase shares of Common Stock ("Stock Options") are to be awarded under the Plan and shall determine the number, type and terms of the Stock Options to be awarded to each of them; provided however, that each Stock Option shall expire on the earlier of the date provided by the option terms or the date which is 10 years after the date of grant. The option price per share (the "Option Price") for any Stock Option awarded shall not be less than the greater of par value or the Fair Market Value of a share of Common Stock on the date the Stock Option is awarded. Each Stock Option awarded under the Plan shall be a "nonqualified stock option" for tax purposes unless the Stock Option satisfies all of the requirements of section 422 of the Code and the Committee designates such Stock Option as an Incentive Stock Option.

          6.2 Manner of Exercise. A Stock Option may be exercised, in whole or in part, by giving written notice to the Chief Executive Officer of the Company prior to the date on which the Stock Option expires; provided, however, that a Stock Option may only be exercised with respect to whole shares of Common Stock. Such notice shall specify the number of shares of Common Stock to be purchased and shall be accompanied by payment of the Option Price for such shares in such form and manner as the Committee may from time to time approve.

          7. Stock Appreciation Rights.

          7.1 Awards. Subject to the terms and conditions of the Plan, there shall be designated the Participants to whom stock appreciation rights ("SARs") are to be awarded under the Plan and shall determine the number and terms of the SARs to be awarded to each of them; provided, however, that each SAR shall expire on the earlier of the date provided by the terms of the SAR or the date which is 10 years after the date of grant.

          7.2 Payment. Subject to the terms and conditions of the Plan, upon exercise of an SAR, a Participant shall be entitled to receive that number of shares of Common Stock having a Fair Market Value (as of the date of exercise) equal to the product of:

               (a) the number of shares of Common Stock as to which the SAR is exercised; and

               (b) the excess of the Fair Market Value (as of the date of exercise) of a share of Common Stock over the exercise price of the SAR;

     provided, however, that, in lieu of fractional shares of Common Stock, a Participant shall be entitled to receive an appropriate cash payment; and provided further that the Committee, in its sole discretion, may elect to settle the SAR (or any portion thereof) in cash equal to the Fair Market Value on the exercise date of any or all of the shares of Common Stock that would otherwise be issuable upon exercise.

          7.3 Manner of Exercise. An SAR may be exercised, in whole or in part, by giving written notice to the Chief Executive Officer of the Company prior to the date on which the SAR expires. Such notice shall specify the number of shares with respect to which the SAR is exercised. As soon as practicable after receipt of such notice, the Company shall deliver to the Participant certificates for the shares of Common Stock or cash, or both, to which the Participant is entitled pursuant to subsection 7.2.

          8. General.

          8.1 Effective Date. The Plan shall be effective as of March 23, 1993.

          8.2 Duration. The Plan shall be unlimited in duration and, in the event of Plan termination, shall remain in effect as long as any awards under it are outstanding; provided, however, that no awards may be granted under the Plan on any date after October 28, 2007.

          8.3 Non-transferability of Awards; Other Agreements. Except as otherwise provided by the Committee, no award made under the Plan may be transferred, pledged or assigned by the holder thereof (except in the event of the holder's death, by will or the laws of descent and distribution) and the Company shall not be required to recognize any attempted assignment of such rights by any Participant. During a Participant's lifetime, awards may be exercised only by him or by his guardian or legal representative. Awards under the Plan, including any Formula Options, Stock Options, SARs and Common Stock issued in connection with Formula Options, Stock Options, SARs or otherwise, will also be subject to any other agreements entered into, from time to time, by the Participant and the Company.

          8.4 Effect of Termination of Employment or Death. In the event that a Participant dies (or in the case of a Participant who is an employee, ceases to be an employee of the Company for any reason, including death), any Stock Options or SARs then outstanding may be exercised or shall expire 90 days thereafter, and therefore may be exercised by such Participant (or his estate) within 90 days thereafter, unless otherwise provided in accordance with the terms of the award.

          8.5 Compliance with Applicable Law and Withholding.

               (a) Notwithstanding any other provision of the Plan, the Company shall have no obligation to issue any shares of Common Stock under the Plan if such issuance would violate any applicable law or any applicable regulation or requirement of any securities exchange or similar entity.

               (b) Prior to the issuance of any shares of Common Stock under the Plan, the Company may require a written statement that the recipient is acquiring the shares for investment and not for the purpose or with the intention of distributing the shares and will not dispose of them in violation of the registration requirements of the Securities Act of 1933.

               (c) With respect to any person who is subject to section 16(a) of the Exchange Act, the Committee may, at any time, add such conditions and limitations to any award under the Plan that it deems necessary or desirable to comply with the requirements of Rule 16b-3.

               (d) If, at any time, the Company, in its sole discretion, determines that the listing, registration or qualification (or any updating of any such document) of any award, or the shares of Common Stock issuable pursuant thereto, is necessary on any securities exchange or under any federal or state securities or blue sky law, or that the consent or approval of any governmental regulatory body is necessary or desirable as a condition of, or in connection with, any award or the issuance of shares of Common Stock pursuant to any award, such award shall not be made and the shares of Common Stock shall not be issued or such restrictions shall not be removed, as the case may be, in whole or in part, unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Company.

               (e) All awards and payments under the Plan which are made to employees of the Company are subject to withholding of all applicable taxes and the Company shall have the right to withhold from any such award under the Plan or to collect as a condition of any payment under the Plan, as applicable, any taxes required by law to be withheld. To the extent provided by the Committee, a Participant may elect to have any distribution otherwise required to be made under the Plan to be withheld or to surrender to the Company shares of Common Stock already owned by the Participant to fulfill any tax withholding obligation.

          8.6 No Continued Employment. The Plan does not constitute a contract of employment or continued service, and participation in the Plan will not give any employee or Participant the right to be retained in the employ of the Company or the right to continue as a director of the Company or any right or claim to any benefit under the Plan unless such right or claim has specifically accrued under the terms of the Plan or the terms of any award under the Plan.

          8.7 Treatment as a Stockholder. Any award to a Participant under the Plan shall not create any rights in such Participant as a stockholder of the Company until shares of Common Stock are registered in the name of the Participant.

          8.8  Amendment and  Termination  of the Plan.  The Company's  Board of
     Directors may, at any time and in any manner, amend, alter, suspend, discontinue, or terminate the Plan or any award outstanding under the Plan; provided however, that no such amendment, alteration, suspension, discontinuance or termination shall:

               (a) increase or decrease the number of shares reserved under subsection 4.1 without stockholder approval;

               (b) be made without stockholder approval to the extent such approval is required by law, agreement or the rules of any exchange or automated quotation system upon which the Common Stock is listed or quoted;

               (c) alter or impair the rights of Participants with respect to awards previously made under the Plan without the consent of the holder thereof; or

               (d) make any change that would disqualify the Plan, intended to be so qualified, from the exemption provided by Rule 16b-3.

         Notwithstanding  any other  provision of the Plan,  the  provisions  of
         Section 5 may not be amended more frequently than once in any six-month period except to comport with changes in the Code, the Employee
         Retirement Income Security Act of 1974, as amended, or the rules thereunder.

          8.9 Immediate Acceleration of Incentives. Notwithstanding any provision in this Plan to the contrary or the normal terms of vesting under any award, all outstanding Formula Options, Stock Options and SARs will become exercisable immediately if a Change in Control occurs. For purposes of this Plan, a "Change in Control" shall have occurred if a Business Combination (as defined in Article Fifth of the Company's Certificate of Incorporation) occurs and is consummated and the disinterested directors of the Company either do not approve such Business Combination in accordance with Article Fifth, or do approve such Business Combination and so authorize such immediate exercisability in connection with such Business Combination.

          8.10 Definition of Fair Market Value. Except for Formula Options or other Stock Options granted as of the closing date of the IPO, for which the "Fair Market Value" of a share of Common Stock shall be equal to the IPO price and as otherwise determined by the Committee, the "Fair Market Value" of a share of Common Stock as of any date shall be equal to the closing sale price of a share of Common Stock as reported on The National Association of Securities Dealers' New York Stock Exchange Composite Reporting Tape (or if the Common Stock is not traded on the New York Stock Exchange, the closing sale price on the exchange on which it is traded or as reported by an applicable automated quotation system) (the "Composite Tape") on the applicable date or, if no sales of Common Stock are reported on such date, the closing sale price of a share of Common Stock on the date the Common Stock was last reported on the Composite Tape (or such other exchange or automated quotation system, if applicable).

          8.11 Other Agreements. All Options and SARS, and shares of Common Stock issued in respect thereof, will be subject to any other agreements, if any, between the Company and a Participant that is issued Awards hereunder.

                                                                   Exhibit 10(i)

                              EMPLOYMENT AGREEMENT

         This Agreement (this "Agreement"), dated October 28, 1997, and effective as of July 1, 1997, is made by and between Ethan Allen Interiors Inc., a Delaware corporation (the "Corporation") and its subsidiary, Ethan Allen Inc., a Delaware corporation and a wholly owned subsidiary of the Corporation (the "Subsidiary") and M. Farooq Kathwari (the "Executive").

                                    Recitals

         1. The Executive is Chairman of the Board of Directors of the Corporation and of the Subsidiary, and is currently employed as the Chief Executive Officer and the President of the Corporation and the Subsidiary.

         2. The employment of the Executive by the Corporation is currently subject to an employment agreement dated July 27, 1994 (the "Prior Employment Agreement").

         3. The Corporation desires to continue the services of the Executive as Chairman of the Board of Directors of the Corporation and the Subsidiary and the employment of the Executive with the Corporation and the Subsidiary and to enter into a new agreement embodying the terms of those continued relationships.

         4. The Executive is willing to continue to serve as Chairman of the Board of Directors of the Corporation and the Subsidiary and is willing to accept continued employment by each of the Corporation and the Subsidiary on the terms set forth herein.

                                    Agreement

         NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, and other good and valuable consideration, the Corporation and the Executive hereby agree as follows.

         1.  Definitions.

         1.1. "Affiliate" means any person or entity controlling, controlled by or under common control with the Corporation.

         1.2. "Board" means the Board of Directors of the Corporation.

         1.3. "Cause" means (a) the Executive is convicted of a felony involving actual dishonesty as against the Corporation or the Subsidiary, or (b) the Executive, in carrying out his duties and responsibilities under this Agreement, is guilty of gross neglect or gross misconduct resulting, in either case, in material economic harm to the Corporation and/or the Subsidiary, and such conduct is not cured within thirty (30) days of the Corporation providing written notice to Executive, unless such act, or failure to act, was believed by the Executive in good faith to be in the best interests of the Corporation and/or the Subsidiary.

         1.4.  "Commencement Date" has the meaning assigned to it in Section 3.

         1.5. "Date of Termination" means (a) in the case of a termination for which a Notice of Termination is required, the date of actual receipt of such Notice of Termination or, if later, the date specified therein, as the case may be, and (b) in all other cases, the actual date on which the Executive's employment terminates during the Term of Employment.

         1.6. "Disability" means the Executive's inability to render, for a period of six consecutive months, services hereunder by reason of permanent disability, as determined by the written medical opinion of an independent medical physician mutually acceptable to the Executive and the Corporation. If the Executive and the Corporation cannot agree as to such an independent medical physician each shall appoint one medical physician and those two physicians shall appoint a third physician who shall make such determination.

         1.7. "Good Reason" means and shall be deemed to exist if, without the prior express written consent of the Executive, (a) the Executive is assigned any duties or responsibilities inconsistent in any material respect with the scope of the duties or responsibilities associated with the Executive's titles or positions, as set forth and described in Section 4 of this Agreement; (b) the Executive suffers a reduction in the duties, responsibilities or effective authority associated with his titles and positions as set forth and described in
Section 4 of this Agreement; (c) the Executive is not appointed to, or is removed from, the offices or positions provided for in Section 4.1 of this Agreement; (d) the Corporation fails to substantially perform any material term or provision of this Agreement; (e) the Executive's compensation provided for hereunder is decreased; (f) the Executive's office location is changed to a location more than 50 miles from its location on the date hereof in Danbury, Connecticut; (g) the Corporation fails to obtain the full assumption of this Agreement by a successor entity in accordance with Section 11.2 of this Agreement; (h) the Corporation continually fails to reimburse the Executive for business expenses in accordance with Section 5.3 of this Agreement; (i) the Corporation purports to terminate the

Executive's employment for Cause and such purported termination of employment is not effected in accordance with the requirements of this Agreement; (j) the Executive shall cease to serve as a director and Chairman of the Board of Directors of any of the Corporation and the Subsidiary; (k) the Board or the shareholders of the Corporation or the Subsidiary, either or both, as may be required to authorize the same, shall approve (i) any liquidation of the Corporation or the Subsidiary, or the sale of substantially all of the assets of the Corporation and the Subsidiary taken as a whole, or (ii) any merger, consolidation and/or other business combination involving the Corporation or the Subsidiary or any combination of any such transactions (a "Transaction"), other than a Transaction (A) involving only the Corporation and the Subsidiary, or (B) immediately after which the shareholders of the Corporation who were shareholders immediately prior to the transaction continue to own beneficially, directly or indirectly, in substantially similar proportions to those in effect immediately prior to such transaction more than 50% of the then outstanding voting securities of the Corporation or the survivor, as applicable; (l) any Person (as defined below) or group (as such term is defined in Rule 13d-5 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of related Persons which is not an Affiliate of the Corporation or the Subsidiary as of the Commencement Date shall beneficially own, directly or indirectly, more than 50% of the then outstanding voting stock of the Corporation or the Subsidiary (for purposes of this Agreement, "Person(s)" means any individual, entity, or other person, as defined in Section 3(a)(9) of the Exchange Act, and as used in Sections 13(d) and 14(d) thereof); or (m) the Board or the Corporation shall authorize, approve or engage in any Business Combination with an Interested Person, each as defined in Article Fifth of the Corporation's Restated Certificate of Incorporation; provided that, notwithstanding the foregoing, Good Reason shall not include or be deemed to exist, with regard to the circumstances described in clause (k), (l) or (m), if, with the express prior written consent of Executive, Executive immediately after the occurrence of the circumstances or transactions described in clause (k), (l) or (m) becomes Chairman, Chief Executive Officer and President of the parent corporation or person that owns or controls the Corporation or its successor immediately after such circumstances or transaction.

         1.8. "Retirement" means the termination of the Executive's employment with the Corporation for any reason at any time after (a) the Executive attains age 65 or (b) the Executive meets the requirements for early or regular retirement under the Corporation's retirement policy, assuming for this purpose that he was a participant in such plan.

         1.9.  "Term of Employment" has the meaning assigned to it in Section 3.

         2. Employment. Subject to the terms and provisions set forth in this Agreement, the Corporation hereby employs the Executive during the Term of Employment as the Chief Executive Officer and President of the Corporation, agrees to use its best efforts to cause Executive to be elected by the Corporation's shareholders as a director and Chairman of the Board of the Corporation, and to cause the Executive to be a director and Chairman of the Board of Directors of the Subsidiary during the Term of Employment and agrees to cause the Subsidiary at all times during the Term of Employment to employ the Executive as Chief Executive Officer and President of the Subsidiary, and the Executive hereby accepts such employment. However, nothing in this Agreement shall be construed to require that the Executive be elected as a director of the Company's Board of Directors on any date if he is not employed by the Company on the election date.

         3. Commencement Date and Term of Employment. (a) The term of employment under this Agreement shall commence retroactively as of July 1, 1997 (the
"Commencement  Date"),  and shall,  unless  extended  as  hereinafter  provided,
terminate  on  the  fifth  (5th)   anniversary   of  such  date  (the  "Term  of
Employment").

         (b) On the fifth (5th) anniversary of the Commencement Date and on the sixth (6th) anniversary of the Commencement Date, the Term of Employment shall automatically be extended for an additional one year period unless, not later than twelve months prior to any such anniversary, either party to this Agreement shall have given written notice to the other that the Term of Employment shall not be extended or further extended beyond its then already automatically extended term, if any.

         4.  Positions, Responsibilities and Duties.

         4.1. Positions. During the Term of Employment, the Executive shall be employed as, and the Corporation shall at all times cause the Executive to be, the Chief Executive Officer and President of the Corporation and the Subsidiary. In addition to such positions, the Corporation shall use its best efforts to ensure that the Executive is elected by the shareholders of the Corporation to serve as a director of the Corporation during the Term of Employment for a minimum of two successive, staggered three-year terms, as provided in the Corporation's Certificate of Incorporation, and shall use its best efforts to ensure that Executive is the Chairman of the Board of Directors. In such positions, the Executive shall have the duties, responsibilities and authority normally associated with the office and position of chairman, director, chief executive officer and president of a substantial, publicly traded corporation, but in no event shall the Executive's duties, responsibilities and/or effective authority with respect to the Corporation and/or the Subsidiary be less than the duties, responsibilities and effective authority the Executive possessed immediately prior to the date of this Agreement. No other employee of the Corporation or the Subsidiary shall have authority and responsibilities that are equal to or greater than those of the Executive. The Executive shall report solely and directly to the Board and all other officers and other employees of the Subsidiary shall report directly to the Executive or the Executive's designees. No provision of this Section 4.1, however, shall preclude the Board from soliciting information from any officer or employee of the Corporation.

         4.2. Duties. During the Term of Employment, the Executive shall devote such time as is reasonably necessary to perform the duties associated with his offices and positions as set forth in Section 4.1 and shall use his best efforts to perform faithfully and efficiently the duties and responsibilities contemplated by this Agreement; provided, however, that the Executive shall not be required to perform any duties and responsibilities which would be likely to result in a non-compliance with or violation or breach of any applicable law or regulation. Notwithstanding the foregoing provisions of this Section 4.2, during the Term of Employment, the Executive may devote reasonable time to activities other than those required under this Agreement, including the supervision of his personal investments, and activities involving professional, charitable, educational, religious and similar types of organizations, speaking engagements, membership on the boards of directors of other organizations, and similar type activities, to the extent that such other activities do not inhibit or prohibit the performance of the Executive's duties under this Agreement, or conflict in any material way with the business of the Corporation or the Subsidiary; provided, however, that the Executive shall not serve on the board of any business, or hold any other position with any business without the consent of the Board.

         4.3. Non-Disparagement. The Executive agrees that, while he is employed by the Corporation, and after his Date of Termination, he shall not make any false, defamatory or disparaging statements about the Corporation, the Subsidiary, any Affiliate, or the officers or directors of the Corporation, the Subsidiary or any Affiliate that are reasonably likely to cause material damage to the Corporation, the Subsidiary, any Affiliate, or the officers or directors of the Corporation, the Subsidiary, or the Affiliates. While the Executive is employed by the Corporation, and after his Date of Termination, the Corporation agrees, on behalf of itself, the Subsidiary and the Affiliates, that neither the Corporation, the Subsidiary, the Affiliates, nor the officers or directors of the Corporation, the Subsidiary, or any of the Affiliates shall make any false, defamatory or disparaging statements about the Executive that are reasonably likely to cause material damage to the Executive.

         5.  Compensation and Other Benefits.

         5.1. Base Salary. During the Term of Employment, the Executive shall receive a base salary ("Base Salary"), payable in equal bi-weekly installments, of, prior to first anniversary of the Commencement Date, $700,000 per annum. On each anniversary of the Commencement Date, such Base Salary shall be reviewed for increase (but not decrease) in the sole discretion of the Compensation Committee of the Board; provided, however, that such Base Salary shall in any event be increased as of each anniversary of this Agreement, at a rate equal to the percentage increase in the consumer price index for the New York-Northern New Jersey-Long Island, NY-NJ-CT metropolitan local area as reported by the United States Department of Labor (the "CPI") of the year then ended as compared to the consumer price index for the immediately preceding year. Such increased Base Salary shall then constitute the "Base Salary" for purposes of this Agreement.

         5.2. Incentive Payments. During the Term of Employment, the Executive shall be eligible to participate, as determined by the Compensation Committee of the Board, in all incentive compensation plans and programs maintained by the Corporation and/or the Subsidiary for the benefit of senior executives, including without limitation bonus and stock option or other stock-based compensation plans. In addition to the foregoing, the Executive will be entitled to be paid an incentive bonus (the "Incentive Bonus") and other benefits as described in this Section 5.2.

         (a) The Executive shall be entitled to Incentive Bonus payments in accordance with the following:

         (i) For the fiscal year ending June 30, 1997, the Executive shall be entitled to an Incentive Bonus determined in accordance with the provisions of
Section 5.2 of the Prior Agreement.

         (ii) For the fiscal year ending June 30, 1998, and for each subsequent fiscal year, the Corporation shall pay the Executive an Incentive Bonus equal to two percent (2%) of the amount by which the Corporation's operating income for the year exceeds the Threshold Amount (as defined below).

         (iii) For the fiscal year ending June 30, 1998, the "Threshold Amount" shall be $40,000,000 (forty million dollars). For fiscal years ending after June 30, 1998, the Threshold Amount shall be 110% of the Threshold Amount for the preceding fiscal year.

         (iv) For fiscal years ending after June 30, 1997, the Corporation's operating income for the fiscal year shall be as set forth in the Corporation's financial statements, adjusted by adding thereto the charges, expenses or accruals, if any, charged against such operating income for (1) non-recurring or extraordinary items, (2) Incentive Bonuses under this Agreement, (3) the issuance to the Corporation's executives, managers, employees, dealers and other business associates of capital stock of the Corporation, or the issuance or exercise to or by such persons of options, warrants or other rights to acquire capital stock of the Corporation, or stock appreciation rights of the Corporation or similar equity equivalents, including in respect of the Initial Restricted Stock Agreement, the Stock Unit Agreement, and the Option Agreement contemplated by this Agreement, and (4) any increased depreciation, amortization or other changes resulting from purchase accounting adjustments (provided, however, that no such adjustments shall be made under this clause (4) with respect to acquisitions occurring prior to the Commencement Date). The calculation of operating income will be confirmed by the Corporation's independent public accountants or any other independent, recognized financial or accounting expert retained by the Compensation Committee.

         (v) Notwithstanding the foregoing provisions of this Section 5.2, if the Corporation effects a major acquisition during any fiscal year, the Executive and the Corporation shall negotiate in good faith an appropriate revision to the Threshold Amount set forth in this Section 5.2 to implement the purpose of the Incentive Bonus.

         (vi) The Incentive Bonus in respect of any particular fiscal year will be paid upon the earlier to occur of the fifth business day following public filing or disclosure of the Corporation's financial statements for such fiscal year or the 120th day following the end of such fiscal year.

         (vii) Notwithstanding the foregoing provisions of this Section 5.2, the Executive's right to any Incentive Bonus amounts under this Agreement for fiscal years beginning on or after the Commencement Date shall be contingent on the Incentive Bonus payments being approved by the shareholders of the Corporation at the Corporation's annual meeting on November 18, 1997 (including any adjournment thereof); provided, however, that if such Incentive Bonus arrangement is not so approved, the Corporation will offer other additional compensation to the Executive that provides an earnings opportunity that is comparable to that offered by the Incentive Bonus, and the Corporation and the Executive shall negotiate in good faith regarding the structure of such additional compensation and the revisions to this Agreement reflecting such compensation. The failure of the Company to offer such replacement compensation within 45 days following the shareholder's vote of non-approval of the Incentive Bonus shall be treated as a decrease in the Executive's compensation under
Section 1.7(e).

         (b) The Executive shall be entitled to stock-based rights in accordance with the following:

         (i) Effective as of July 1, 1997 and July 1, 1998, the Corporation and Executive shall enter into, execute and deliver the Initial Restricted Stock Agreement, in substantially the form of Exhibit A hereto (as amended from time to time in accordance with its terms, the "Initial Restricted Stock Agreement") pursuant to which the Corporation shall issue to Executive, effective as of July 1, 1997 and July 1, 1998, respectively, subject to Section 6.3, 10,000 shares of the Corporation's common stock, par value $.01 per share ("Common Stock"), in accordance with an Initial Restricted Stock Agreement in substantially the form set forth in Exhibit A, for a total of 20,000 shares of Common Stock, which shares of Common Stock will be "restricted stock" subject to the Initial Restricted Stock Agreement. Shares of Common Stock under the Initial Restricted Stock Agreement are referred to as the "Restricted Stock" for purposes of this Agreement.

         (ii) Concurrently with the execution and delivery of this Agreement, the Corporation and Executive shall enter into, execute and deliver the Stock Unit Agreement, as of the Commencement Date, between the Corporation and Executive, and substantially in the form of Exhibit B hereto (as amended from time to time in accordance with its terms, the "Stock Unit Agreement") pursuant to which the Corporation shall credit to the Account of the Executive, as of July 1, 1997 and on each July 1 thereafter during the Term of Employment, while the Executive remains employed by the Corporation and subject to Section 6.3, 7,000 Stock Units, in accordance with a Stock Unit Agreement in substantially the form set forth in Exhibit B, for a total of 35,000 Stock Units if this Agreement continues through the full initial Term of Employment (49,000 Stock Units if this Agreement continues through the full initial Term of Employment and both one-year extensions). The Executive shall receive cash payments equal to the dividends payable on the number of shares of Common Stock equal to the number of Stock Units credited to the Executive's Stock Account during the deferral period. The deferral period shall end after the Date of Termination, at which time the Account shall be settled by distribution to the Executive of shares of Common Stock reflecting the balance of the Stock Units then credited to the Account.

         (c) The Executive shall be entitled to stock option rights in accordance with the following:

         (i) Concurrently with the execution and delivery of this Agreement, the Corporation and Executive shall enter into, execute and deliver the stock option agreement, as of September 19, 1997, between the Corporation and Executive, and substantially in the form of Exhibit C hereto (the "Option Agreement") pursuant to which the Corporation shall issue to Executive stock options pursuant to this
Section 5.2(c) to purchase 500,000 shares of Common Stock under the Corporation's 1992 Stock Option Plan (as amended from time to time in accordance with its terms, the "Plan"), with the option to purchase 250,000 of such shares at an exercise price equal to $63.50 per share (the closing price on the NYSE Composite Index of the Common Stock at September 19, 1997), and the option to purchase the remaining 250,000 of such shares at an exercise price equal to $82.55 (130% of the closing price on the NYSE Composite Index of the Common Stock at September 19, 1997). (It is understood by the parties that the number of shares, and the price per share, for the options described above in this paragraph (i) is based on the number of shares on the Commencement Date, and that as of September 19, 1997, to reflect the intervening stock split, the option described in this paragraph (i) will cover the purchase of 1,000,000 shares, with the price for 500,000 of the shares to be $31.75 per share, and the price for the remaining 500,000 shares to be $41.275 per share.) The options issued under this Section 5.2(c)(i) are referred to as the "Options."

         (ii) The Corporation has previously issued to Executive the options covering the 60,000 share per year grant pursuant to the Prior Employment Agreement, and nothing in this Agreement shall be construed to adversely affect the terms of such grant. Except as provided in paragraphs (iii) and (iv) below, and subject to Section 6 of this Agreement, such grant shall be governed by the terms of the Option Agreement relating thereto.

         (iii) Options to purchase Common Stock granted to the Executive by the Corporation which are outstanding on the Commencement Date will be revised (effective as of the Commencement Date) to provide for immediate exercisability upon the occurrence of a Change in Control, to the same extent provided in the Option Agreement set forth in Exhibit C.

         (iv) Options to purchase Common Stock granted to the Executive by the Corporation which are outstanding on the Commencement Date and the Options to be granted under this Agreement will be revised to permit the deferred delivery of shares of stock following exercise, as elected by the Executive, pursuant to a deferral arrangement to be established by the Corporation.

         (d) For fiscal years ending after June 30, 1997, the Executive's entitlement to Incentive Bonus payments, stock option awards, stock unit awards, and restricted stock awards shall be determined in accordance with the terms of this Agreement, rather than the terms of the Prior Agreement.

         (e) The number of shares subject to any stock awards (including Stock Unit awards) under this Agreement are specified as of July 1, 1997, and such numbers are to be adjusted for stock splits, stock dividends, reclassifications, recapitalizations and similar events in respect of the Common Stock occurring after that date.

         5.3. Expense Reimbursement. During the Term of Employment, the Executive shall be entitled to receive prompt reimbursement for all usual, customary and reasonable, business-related expenses incurred by the Executive in performing his duties and responsibilities hereunder in accordance with the practices and procedures of the Corporation as in effect and applied immediately prior to the Commencement Date, including without limitation an automobile and driver allowance and/or reimbursement in accordance with past practices, or, if more favorable to the Executive, as in effect at any time thereafter with respect to the Executive or other executives of the Corporation or the Subsidiary.

         5.4. Vacation and Fringe Benefits. (a) During the Term of Employment, the Corporation shall maintain a $7 million key man life and disability insurance in respect of the Executive for the benefit of Executive and/or his estate, and shall maintain such insurance so long as the Executive remains a senior executive officer of the Corporation, provided that the aggregate amount of such insurance coverage shall be reduced if and to the extent necessary to reduce the aggregate annual premium payable by the Corporation to $35,000. Executive agrees to cooperate with the Corporation in obtaining such policies and in maintaining the same in full force and effect throughout the Term of Employment.

         (b) During the Term of Employment, the Executive shall also be entitled to such paid vacation, fringe benefits and perquisites as provided to the Executive by the Corporation and/or the Subsidiary immediately prior to the Commencement Date or, if more favorable to the Executive, as provided by the Corporation or the Subsidiary at any time thereafter.

         (c) To the extent that the Executive's rights to compensation or benefits under the applicable plan, agreement or other governing document are to be determined based on the Term of Employment under the Prior Employment Agreement, the Term of Employment under this Agreement shall be deemed to be substituted for the Term of Employment under the Prior Employment Agreement.

         5.5. Office and Support Staff. Unless the Executive otherwise agrees in writing, during the Term of Employment the Executive shall be entitled to executive secretarial and other administrative assistance of a type and extent, and to an office or offices (with furnishings and other appointments) of a type and size, at least equal to that provided to the Executive immediately prior to the date of this Agreement.

         6.  Termination.

         6.1. Termination Due to Death or Disability. The Corporation may terminate the Executive's employment hereunder due to Disability. In the event of the Executive's death or a Termination of the Executive's employment by the Corporation due to Disability, the Executive, his estate or his legal representative, as the case may be, shall be entitled to receive:

         (a) Base Salary continuation at the rate in effect (as provided for by Section 5.1 of this Agreement) on the Date of Termination through the end of the full fiscal year in which the Date of Termination occurs;

         (b) an Incentive Bonus in respect of the full fiscal year in which the Date of Termination occurs;

         (c) any deferred compensation not yet paid to the Executive (including, without limitation, interest or other credits on such deferred amounts), any accrued vacation pay and insurance proceeds;

         (d) reimbursement for expenses incurred but not yet paid prior to such death or Disability;

         (e) insurance policy payments or proceeds in respect of the life and Disability insurance referred to in Section 5.4(a); and

         (f) any other compensation or benefits which may be owed or provided to the Executive in accordance with the terms and provisions of any applicable agreements, plans and programs of or made by the Corporation and/or the Subsidiary.

         Anything in this Agreement to the contrary notwithstanding, (x) in the event of the termination of the Executive's employment pursuant to this Section 6.1, the Corporation will not, from and after the Date of Termination, be obligated to issue any Restricted Stock, Options or Stock Units, but any vesting or service requirements under any outstanding options, restricted stock or stock units granted to the Executive prior to his termination of employment that are associated with the Executive's employment by the Corporation will be deemed to be fully satisfied upon such termination, and (y) the Executive's family shall be entitled to receive benefits at least equal to the most favorable benefits provided by the Corporation to surviving families of employees of the Corporation under such plans, programs, practices and policies relating to family death benefits, if any, in accordance with the most favorable plans, programs, practices and policies of the Corporation in effect on the date of the Executive's death with respect to other key employees of the Corporation and their families. Anything in this Agreement to the contrary notwithstanding, the Executive shall be entitled after the Date of Termination due to Disability to receive disability and other benefits at least equal to the most favorable of those provided by the Corporation to disabled employees and/or their families in accordance with such plans, programs, practices and policies relating to disability, if any, in effect at any time during the 90-day period immediately preceding the Date of Termination due to Disability with respect to other key employees of the Corporation and their families.

         6.2. Termination by the Corporation for Cause. The Corporation may terminate the Executive's employment hereunder for Cause as provided in this
Section 6.2. If the Corporation terminates the Executive's employment hereunder for Cause, the Executive shall be entitled to receive:

         (a) Base Salary at the rate in effect (as provided for by Section 5.1 of this Agreement) at the time of such termination through the Date of Termination;

         (b) a prorated Incentive Bonus in respect of the fiscal year in which the Date of Termination occurs, equal to such Incentive Bonus multiplied by a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365;

         (c) any deferred compensation (including, without limitation, interest or other credits on such deferred amounts) and any accrued vacation pay;

         (d) reimbursement for expenses incurred, but not yet paid prior to such termination of employment; and

         (e) any other compensation or benefits which may be owed or provided to the Executive in accordance with the terms and provisions of any applicable agreements, plans and programs of or made by the Corporation and/or the Subsidiary.

         In any case described in this Section 6.2, the Executive shall be given written notice authorized by a vote of at least a majority of the members of the Board that the Corporation intends to terminate the Executive's employment for Cause. Such written notice, given in accordance with Section 6.7 of this Agreement, shall specify the particular act or acts, or failure to act, which is or are the basis for the decision to so terminate the Executive's employment for Cause. The Executive shall be given the opportunity within 30 calendar days of the receipt of such notice to meet with the Board to defend such act or acts, or failure to act, and, if such act or failure to act is correctable, the Executive shall be given 30 business days after such meeting to correct such act or failure to act. If such act or failure to act is not correctable or upon failure of the Executive, within such latter 30 day period, to correct such act or failure to act, the Executive's employment by the Corporation shall automatically be terminated under this Section 6.2 for Cause as of the date determined in Section 1.5 of this Agreement. Anything herein to the contrary notwithstanding, if, following a termination of the Executive's employment by the Corporation for Cause based upon the conviction of the Executive for a felony involving actual dishonesty as against the Corporation or the Subsidiary, such conviction is overturned on appeal, the Executive shall be entitled to the payments and benefits that the Executive would have received as a result of a termination of the Executive's employment by the Corporation without Cause. Anything in this Agreement to the contrary notwithstanding, in the event of the termination of the Executive's employment pursuant to this Section 6.2, the Corporation will not, from and after the Date of Termination, be obligated to issue any Restricted Stock, Stock Options or Stock Units, although any outstanding Restricted Stock, Stock Units or Options will not be affected thereby, except as expressly provided in the Initial Restricted Stock Agreement, the Stock Unit Agreement, and the Option Agreement.

         6.3. Termination Without Cause or Termination For Good Reason. The Corporation shall be permitted to terminate the Executive's employment hereunder without Cause and the Executive shall be permitted to terminate his employment hereunder for Good Reason. For purposes of this Agreement, such a termination of employment by the Executive shall constitute a "Termination for Good Reason" only if effected in accordance with the notice provisions of Section 6.7(b). If the Corporation terminates the Executive's employment hereunder without Cause, other than due to death or Disability, or if the Executive effects a Termination for Good Reason, the Executive shall be entitled to receive:

         (a) Base Salary at the rate in effect (as provided for by Section 5.1 of this Agreement) on the Date of Termination through the end of the Term of Employment (which Term of Employment shall include extensions thereof in accordance with Section 3 only to the extent that the deadline for canceling the extension or extensions occurred prior to the date on which the applicable written termination notice was provided, with no cancellation of extension notice filed in accordance with Section 3(b));

         (b) an aggregate amount equal to the two largest Incentive Bonuses or other annual bonuses previously received by Executive from the Corporation not to exceed $1 million in the aggregate;

         (c) any deferred compensation (including, without limitation, interest or other credits on the deferred amounts) and any accrued vacation pay;

         (d) reimbursement for expenses incurred, but not paid prior to such termination of employment; and

         (e) any other compensation or benefits which may be owed or provided to the Executive in accordance with the terms and provisions of any applicable agreements, plans and programs of or made by the Corporation and/or the Subsidiary.

         Anything in this Agreement to the contrary notwithstanding, in the event of the termination of Executive's employment pursuant to this Section 6.3,
(x) the Corporation's obligation to issue Restricted Stock and Stock Units under this Agreement and in accordance with the Initial Restricted Stock Agreement and Stock Unit Agreement will not be terminated or otherwise affected, as if the Term of Employment continued without giving effect to such termination, and any vesting or service requirements under any outstanding restricted stock award or stock unit award granted to the Executive prior to his termination (except that any Stock Units otherwise required to be credited shall be immediately settled, on the date such crediting would otherwise be due, in a like number of shares of Common Stock) of employment that are associated with the Executive's employment by the Corporation will be deemed to be fully satisfied upon such termination, and (y) any vesting or service requirements under any outstanding options granted to the Executive prior to his termination of employment that are associated with the Executive's employment by the Corporation will be deemed to be fully satisfied upon such termination, and the Options issued to and exercisable by Executive will be exercisable at any time during the three years following such Date of Termination.

         Anything in this Agreement to the contrary notwithstanding, if the Executive is employed by the Corporation through the end of the Term of Employment, and his employment terminates by reason of a failure to extend the Term of Employment (regardless of whether such failure to extend occurs by reason of a notice from either the Executive or the Corporation that the Agreement will not be extended in accordance with Section 3(b) or by reason of a failure of the parties to further extend the Agreement following the end of the Term of Employment as set forth in Section 3), the Executive shall be treated as having completed any service required for full vesting under any outstanding stock option awards, restricted stock awards, and stock unit awards, as well as any other compensation accrued prior to the termination of employment if the right to such compensation is contingent on completion of service for vesting. Nothing in the preceding sentence shall be construed to require the vesting in compensation for the Executive if the written terms of the compensation provide for a different vesting schedule and such compensation is not required to be provided by this Agreement.

         6.4. Voluntary Termination. The Executive may effect a Voluntary Termination of his employment hereunder. A "Voluntary Termination" shall mean a termination of employment upon prior written notice to the Corporation in accordance with Section 6.7(c) by the Executive on his own initiative other than
(a) a termination due to Disability, (b) a Termination for Good Reason, or (c) a termination due to Retirement. A Voluntary Termination shall not be, nor shall it be deemed to be, a breach of this Agreement and shall entitle the Executive to all of the rights and benefits to which the Executive would be entitled in the event of a termination of his employment by the Corporation for Cause.

         6.5. Termination Due to Retirement. The Executive may terminate his employment hereunder as a result of Retirement. If the Executive's employment hereunder is terminated due to Retirement, the Executive shall be entitled to receive:

         (a) Base Salary at the rate in effect (as provided for by Section 5.1 of this Agreement) at the time of such termination through the date of Retirement;

         (b) a prorated Incentive Bonus in respect of the fiscal year in which the Date of Termination occurs, equal to such Incentive Bonus multiplied by a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365;

         (c) any deferred compensation not yet paid to the Executive (including, without limitation, any interest on credits on such deferred amounts) and any accrued vacation pay;

         (d) reimbursement for expenses incurred but not yet paid prior to the date of Retirement; and

         (e) any other compensation or benefits which may be owed or provided to the Executive in accordance with the terms and provisions of any applicable agreements, plans and programs of or made by the Corporation and/or the Subsidiary.

Anything in this Agreement to the contrary notwithstanding, in the event of the termination of the Executive's employment pursuant to this Section 6.5, the Corporation will not, from and after the Date of Termination, be obligated to issue any Restricted Stock, Stock Units or Options, although any outstanding Restricted Stock, Options or Stock Units will not be affected thereby, except as expressly provided in the Initial Restricted Stock Agreement, the Stock Unit Agreement, and the Option Agreement.

         6.6. No Mitigation; No Offset. In the event of any termination of employment under this Section 6, the Executive shall be under no obligation to seek other employment and there shall be no offset against any amounts due the Executive under this Agreement on account of any remuneration attributable to any subsequent employment that the Executive may obtain. Any amounts due under this Section 6 are in the nature of severance payments, or liquidated damages, or both, and are not in the nature of a penalty.

         6.7. Notice of Termination. Any termination of the Executive's employment by the Corporation for Cause, any Termination for Good Reason, and any termination of employment by the Executive in connection with a Voluntary Termination shall be communicated by a notice of termination to the other party hereto given in accordance with Section 12.3 of this Agreement (the "Notice of Termination"). The Notice of Termination shall be given (a) in the case of a termination for Cause, within 90 business days after a director of the Corporation (excluding the Executive) has actual knowledge of the events giving rise to such purported termination, (b) in the case of a Termination for Good Reason, within 180 days of the Executive's having actual knowledge of the event or events constituting Good Reason; and (c) in the case of Voluntary Termination, not later than 150 days prior to the date of termination specified in such notice. Such notice shall (x) indicate the specific termination provision in this Agreement relied upon, (y) set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated, as applicable, and (z) if the termination date is other than the date of receipt of such notice, specify the date on which the Executive's employment is to be terminated (which date shall not be earlier than the date on which such notice is actually given).

         6.8.  Certain Further Payments by the Corporation.

         6.8.1. Tax Reimbursement Payment. Anything in this Agreement to the contrary notwithstanding, in the event that any amount or benefit paid, payable, or to be paid, or distributed, distributable, or to be distributed to or with respect to the Executive by the Corporation, the Subsidiary or any other Affiliate, including Base

Salary, Incentive Bonuses, Restricted Stock, Options and any other amounts payable in respect of this Agreement (collectively, the "Covered Payments"), is or becomes, at any time, as a result of (a) any Internal Revenue Service claims or assertions, or (b) Section 6.8.2 below or otherwise, subject to the excise tax imposed by or under Section 4999 of the Code (or any similar tax that may hereafter be imposed), and/or any interest or penalties with respect to such excise tax (such excise tax, together with such interest and penalties, are hereinafter collectively, referred to as the "Excise Tax"), the Corporation shall pay to the Executive at the time specified in Section 6.9 below an additional amount (the "Tax Reimbursement Payment") equal to the sum of (a) the amount of the Excise Tax imposed upon the Covered Payments, and (b) an amount equal to the product of (i) any deductions disallowed for federal, state or local income tax purposes because of the inclusion of the Tax Reimbursement Payment in the Executive's adjusted gross income, and (ii) the highest applicable marginal rate of federal, state or local income taxation, respectively, for the calendar year in which the Tax Reimbursement Payment is made or is to be made. However, the Tax Reimbursement Payment will not include any Excise Tax or other tax imposed on or attributable to the Tax Reimbursement Payment itself.

         6.8.2. Determining Excise Tax. Except as otherwise provided in Section 6.8.1(a), for purposes of determining whether any of the Covered Payments will be subject to the Excise Tax and the amount of such Excise Tax,

         (a) such Covered Payments will be treated as "parachute payments" (within the meaning of Section 280G(b)(2) of the Code) and such payments in excess of the Code Section 280G(b)(3) "base amount" shall be treated as subject to the Excise Tax, unless, and except to the extent that, the Corporation's independent certified public accountants (the "Accountants") or legal counsel reasonably acceptable to the Executive, deliver timely, upon the Executive's request, a written opinion, reasonably satisfactory to the Executive's legal counsel, to the Executive that the Executive has a reasonable basis to claim that the Covered Payments (in whole or in part) (i) do not constitute "parachute payments", (ii) represent reasonable compensation for services actually rendered (within the meaning of Section 280G(b)(4) of the Code) in excess of the "base amount" allocable to such reasonable compensation, or (iii) such "parachute payments" are otherwise not subject to such Excise Tax (with appropriate legal authority, detailed analysis and explanation provided therein by the Accountants); and

         (b) the value of any Covered Payments which are non-cash benefits or deferred payments or benefits shall be determined by the Accountants in accordance with the principles of Section 280G of the Code.

         6.8.3. Applicable Tax Rates and Deductions. For purposes of determining the amount of the Tax Reimbursement Payment, the Executive shall be deemed:

         (a) to pay federal, state and/or local income taxes at the highest applicable marginal rate of income taxation for the calendar year in which the Tax Reimbursement Payment is made or is to be made, and

         (b) to have otherwise allowable deductions for federal, state and local income tax purposes at least equal to those disallowed due to the inclusion of the Tax Reimbursement Payment in the Executive's adjusted gross income.

         6.8.4. Subsequent Events. If, pursuant to a written opinion, reasonably satisfactory to the Executive, of the Accountants (or legal counsel reasonably acceptable to the Executive) delivered to the Executive, the Excise Tax is subsequently determined on a reasonable basis and in good faith (other than as a result of a tax contest) to be less than the amount taken into account hereunder in calculating any Tax Reimbursement Payment made, the Executive shall repay to the Corporation the portion of any prior Tax Reimbursement Payment that would not have been paid if such redetermined Excise Tax had been applied in calculating such Tax Reimbursement Payment, plus interest on the amount of such repayment at the mid-term discount rate provided in Section 1274(b)(2)(B) of the Code. Notwithstanding the immediately preceding sentence, if any portion of the Tax Reimbursement Payment to be refunded to the Corporation has been paid to any federal, state or local tax authority, repayment thereof shall not be required until an actual refund or credit of such portion has been made to or obtained by the Executive from such tax authority, and any interest payable to the Corporation shall not exceed the interest received or credited to the Executive by any such tax authority. The Executive shall be fully indemnified by the Corporation for any out-of-pocket costs, expenses or fees attributable to the filing of any refund or other claim. The Executive and the Corporation shall mutually agree upon the course of action to be pursued (and the method of allocating the expenses thereof) if any good faith claim for refund or credit from such tax authority made by the Executive is denied.

         Notwithstanding the immediately preceding paragraph, if, in the written opinion of the Executive's tax advisors delivered to the Accountants and the Corporation, the Excise Tax is later determined to exceed the amount taken into account by the Accountants or legal counsel, as the case may be, hereunder at the time any Tax Reimbursement Payment is made by reason of (i) manifest error,
(ii) any payment the existence or amount of which could not be or was not determined or known about at the time of any Tax Reimbursement Payment, or (iii) any determination, claim or assertion made by any tax authority that the Excise Tax is or should be greater than the amount of such Excise Tax taken into account previously by the Accountants or legal counsel, as the case may be, or as otherwise previously determined, the Corporation shall make an additional Tax Reimbursement Payment in respect of such excess Excise Tax (which Tax Reimbursement Payment shall include, without limitation, any interest or penalties payable with respect to such excess Excise
Tax) at the time specified in Section 6.9 below. With respect to this Section 6.8.4, if any such tax authority makes such a determination, the Executive shall notify the Corporation of such occurrence. If the Corporation obtains (at the Corporation's sole expense) an opinion of legal counsel reasonably satisfactory to the Executive that it is more likely than not that the Executive would succeed in disputing such claim, assertion or determination of such tax authority, the Executive shall, at the sole expense of the Corporation, make a good faith effort to contest such claim, assertion or determination of such tax authority in all relevant administrative proceedings with such tax authority and in any related judicial proceeding (excluding any appeals thereof); provided, however, that if the Executive determines in good faith that the continued contest of any such claim, assertion or determination with such tax authority would have an adverse impact on his overall tax position (which good faith determination shall take into account the magnitude of the amounts involved), then, upon receipt of notice by the Corporation from the Executive to that effect, the Executive shall, without forgoing any right to receive any Tax Reimbursement Payment described in this Section 6.8, have no further obligation to pursue any such contest with any such tax authority. The Executive may, as a condition to pursuing or commencing any contest described in this Section 6.8.4 in any judicial proceedings (which proceedings shall be in a forum chosen at the sole discretion of the Executive), require the Corporation to advance any amount of tax required to be paid in order to pursue such contest. In conducting any contest described in this Section 6.8.4, the Executive shall use his best efforts to keep the Corporation advised and will permit the Corporation to prepare and suggest appropriate responses and actions that may be reasonably made or taken by the Executive. Notwithstanding the above, the decisions as to such response or actions shall be solely that of the Executive and the Executive shall have the sole right to control the proceeding. The Corporation shall bear all expenses of any proceeding relating to any contest described in this Section 6.8.4, whether incurred by the Corporation or the Executive, including, without limitation, all fees and disbursements of attorneys, accountants and expert witnesses and any additional interest or penalties applicable. Nothing contained in this Agreement shall under any circumstances give the Corporation any right to examine the tax returns or any other records of the Executive.

         6.9. Payment. Except as otherwise provided in this Agreement, and except with respect to continued payment of Base Salary in accordance with any provisions of this Agreement, any payments to which the Executive shall be entitled under this

Section 6 shall be made as promptly as possible following (a) the Date of Termination, (b) the payment of any Covered Payments, or (c) the delivery of the opinion of the Executive's tax advisors, in accordance with Section 6.8.4. If the amount of any payment due to the Executive cannot be finally determined within 90 days after the Date of Termination, such amount shall be estimated on a good faith basis by the Corporation and the estimated amount shall be paid no later than 90 days after such Date of Termination. As soon as practicable thereafter, the final determination of the amount due shall be made and any adjustment requiring a payment to or from the Executive shall be made as promptly as practicable.

         7. Non-Exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any bonus or incentive plan or program provided or maintained by the Corporation, the Subsidiary or any other Affiliate and for which the Executive may qualify or be selected, nor shall anything herein limit or otherwise prejudice such rights as the Executive may have under any other existing or future agreements with the Corporation, the Subsidiary or any Affiliate, including, without limitation, any change of control agreements or any stock option, restricted stock, or stock unit agreements, including the Initial Restricted Stock Agreement, the Stock Unit Agreement, and the Option Agreement. Except as otherwise expressly provided for in this Agreement, amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plans or programs of the Corporation, the Subsidiary or any other Affiliate at or subsequent to the Date of Termination shall be payable in accordance with such plans or programs.

         8. Full Settlement. The Corporation's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which the Corporation may have against the Executive or others.

         9. Costs of Enforcement. The following provisions of this Section 9 shall apply if it becomes necessary or desirable for the Executive to retain legal counsel or incur other costs and expenses in connection with either enforcing any and all of his rights under this Agreement or defending against any allegations by the Corporation of breach of this Agreement by the Executive:

         (a) The Executive shall be entitled to recover from the Corporation reasonable attorneys' fees, costs and expenses incurred by him in connection with such enforcement or defense.

         (b) Payments required under this Section 9 shall be made by the Corporation to the Executive (or directly to the Executive's attorney) promptly following submission to the Corporation of appropriate documentation evidencing the incurrence of such attorneys' fees, costs, and expenses.

         (c) The Executive shall be entitled to select his legal counsel; provided, however, that such right of selection shall not affect the requirement that any costs and expenses reimbursable under this Section 9 be reasonable.

         (d) The Executive's rights to payments under this Section 9 shall not be affected by the final outcome of any dispute with the Corporation; provided, however, that to the extent that the court shall determine that under the circumstances recovery by the Executive of all or a part of any such fees and costs and expenses would be unjust or inappropriate, the Executive shall not be entitled to such recovery; and to the extent that such amounts have been recovered by the Executive previously, the Executive shall repay such amounts to the Corporation.

In addition, the Corporation will reimburse the Executive for the reasonable attorney fees incurred in connection with the preparation and negotiation of this Agreement.

         10.  Confidential Information and Noncompetition.

         10.1. Confidential Information. The Executive shall not, during the Term of Employment and thereafter, without the prior express written consent of the Corporation or the Subsidiary, disclose any confidential information, knowledge or data relating to the Corporation, the Subsidiary or any other Affiliate and their respective businesses, which (a) was obtained by the Executive in the course of the Executive's employment with the Corporation, and
(b) which is not information, knowledge or data otherwise in the public domain (other than by reason of a breach of this provision by the Executive), unless required to do so by a court of law or equity or by any governmental agency or other authority. In no event shall an asserted violation of this Section 10.1 constitute a basis for delaying or withholding the payment of any amounts otherwise payable to the Executive under this Agreement.

         10.2. Noncompetition. If the Executive terminates his employment hereunder pursuant to Section 6.4 of this Agreement, then the Corporation, by written notice given to the Executive within 30 days after the Executive delivers a Notice of Termination in connection with a Voluntary Termination, may require that this Section 10.2 apply. If the Corporation gives notice to the Executive as provided in the preceding sentence, then the Executive, without the express written consent of the Corporation, shall not, for the twelve month period following the Date of

Termination, engage in any business, whether as an employee, consultant, partner, principal, agent, representative or stockholder (other than as a stockholder of less than a 5% equity interest) or in any other corporate or representative capacity, if it involves engaging in, or rendering services or advice pertaining to, any lines of business the Corporation or the Subsidiary was actively conducting on the Date of Termination. The obligation of the Executive to abide by the restrictions set forth in the preceding sentence shall be conditioned upon the Corporation continuing payment of the Executive's Base Salary for the 12-month period during which such restriction shall be in effect. Such Base Salary shall be paid at the rate in effect (as provided for in Section
5.1 of this Agreement) on the Date of Termination. If the Corporation shall institute any action or proceeding to enforce the provisions of this Section 10.2, or shall file any claim in any proceeding to enforce such provisions, the Executive hereby waives the claim or defense that the Corporation has an adequate remedy at law and waives the requirement that the Corporation post a bond in securing equitable relief, and the Executive shall not contend in any such action or proceeding the claim or defense that an adequate remedy at law exists.

         11.  Successors.

         11.1. The Executive. This Agreement is personal to the Executive and, without the prior express written consent of the Corporation, shall not be assignable by the Executive, except that the Executive's rights to receive any compensation or benefits under this Agreement may be transferred or disposed of pursuant to testamentary disposition, intestate succession or pursuant to a domestic relations order of a court of competent jurisdiction. This Agreement shall inure to the benefit of and be enforceable by the Executive's heirs, beneficiaries and/or legal representatives.

         11.2. The Corporation. This Agreement shall inure to the benefit of and be binding upon the Corporation and its successors and assigns. The Corporation shall require any successor to all or substantially all of the business and/or assets of the Corporation or the Subsidiary, whether direct or indirect, by purchase, merger, consolidation, acquisition of stock, or otherwise, by an agreement in form and substance satisfactory to the Executive, expressly to assume and agree to perform this Agreement in the same manner and to the same extent as the Corporation would be required to perform if no such succession had taken place.

         12.  Miscellaneous.

         12.1. Applicable Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York, applied without reference to principles of conflict of laws.

         12.2. Amendments. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

         12.3. Notices. All notices and other communications hereunder shall be in writing and shall be given by hand-delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

         If to the Executive:               c/o Ethan Allen Drive
                                            Danbury, Connecticut 06813

         If to the Corporation:             c/o Ethan Allen Drive
                                            Danbury, Connecticut 06813

or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notices and communications shall be effective when actually received by the addressee.

         12.4. Withholding. The Corporation may withhold from any amounts payable under this Agreement such federal, state or local income taxes as shall be required to be withheld pursuant to any applicable law or regulation. If, at any time on or after the Commencement Date, the Executive will recognize taxable income with respect to the awards from the Corporation of Common Stock (regardless of when such awards are made), the Executive may elect to have the Corporation withhold from the shares to be delivered shares sufficient to satisfy all or a portion of such tax withholding requirements.

         12.5. Severability. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

         12.6. Captions. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect.

         12.7. Beneficiaries/References. The Executive shall be entitled to select (and change) a beneficiary or beneficiaries to receive any compensation or benefit payable hereunder following the Executive's death, and may change such election, in either case by giving the Corporation written notice thereof. In the event of the Executive's death or a judicial determination of his incompetence, reference in this Agreement to the Executive shall be deemed, where appropriate, to refer to other beneficiary(ies), estate or his legal representative(s).

         12.8. Entire Agreement. Upon the commencement of the Term of Employment, this Agreement will contain the entire agreement between the parties concerning the subject matter hereof and will supersede all prior agreements
(including without limitation the Prior Employment Agreement, except as otherwise specifically provided in this Agreement), understandings, discussions, negotiations and undertakings, whether written or oral, between the parties with respect to the subject matter hereof, excluding the Restated Director Indemnification Agreement by and between the Corporation and the Executive, the Initial Restricted Stock Agreement, the Stock Unit Agreement, and the Option Agreement. However, nothing in this Agreement shall adversely affect the Executive's rights to benefits accrued prior to July 1, 1997 and, except as contemplated hereby, the Executive's rights with respect to stock options and restricted stock granted prior to the Commencement Date shall be governed by the respective stock options and restricted stock agreements relating thereto.

         12.9. Representation. The Corporation represents and warrants that it is fully authorized and empowered to enter into this Agreement and that the performance of its obligations under this Agreement will not violate any agreement between the Corporation and any other person, firm or organization or any applicable laws or regulations.

         12.10. Survivorship. The respective rights and obligations of the parties hereunder shall survive any termination of this Agreement or the Executive's employment hereunder to the extent necessary to the intended preservation of such rights and obligations.

         IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and the Corporation has caused this Agreement to be executed in its name on its behalf, and its corporate seal to be hereunto affixed and attested by its Secretary, all as of the day and year first above written.


                                                EXECUTIVE


                                                /s/ M. Farooq Kathwari
                                                M. Farooq Kathwari


                                                ETHAN ALLEN INTERIORS INC.


                                                By /s/ Edward H. Meyer
                                                Its Chairman, Compensation
                                                  Committee

                                                                      Exhibit A


                           RESTRICTED STOCK AGREEMENT


         THIS AGREEMENT, dated as of the 1st day of July, 1997, by and between Ethan Allen Interiors, Inc. (the "Company") and M. Farooq Kathwari (the "Executive").

                                WITNESSETH THAT:

         WHEREAS, the Company wishes to award shares of common stock of the Company to the Executive, subject to certain restrictions, to encourage the Executive to continue to provide services to the Company;

         WHEREAS, the Company and Executive have entered into an Employment Agreement, dated October 28, 1997 (as amended in accordance with its terms, the "Employment Agreement"), and this Agreement is being entered into pursuant to
Section 5.2(b)(i) thereof;

         NOW THEREFORE, IT IS AGREED between the Company and the Executive as follows:

         1. Award. Subject to the terms of this Agreement and the Employment Agreement, the Executive (i) is hereby awarded by the Company 10,000 shares of common stock, par value $.01 per share ("Common Stock") of the Company and (ii) on July 1, 1998, subject to Section 6 of the Employment Agreement, will be awarded by the Company an additional 10,000 (as adjusted for stock splits, stock dividends, reclassifications, recapitalizations and similar events occurring after July 1, 1997 in respect of the Common Stock) shares of Common Stock of the Company (all such shares, collectively, the "Restricted Stock"). Such shares of Restricted Stock may consist, either in whole or in part, of the Company's authorized and unissued Common Stock or shares of the Company's authorized and issued Common Stock reacquired by the Company and held in its Treasury.

         2. Restrictions on Shares. During the Restricted Period (as described in paragraph 4):

     (a) shares of Restricted Stock may not be sold, assigned, transferred, pledged or otherwise encumbered;

(b) the certificate representing such shares shall be registered in the name of the Executive shall be deposited with the Company, together with a stock power (in such form as the Company may determine) and shall be imprinted with a legend as referred to in paragraph 4; and

(c) the Executive shall be treated as a stockholder with respect to shares of Restricted Stock, including the right to vote such shares; provided, however, the Executive shall not be entitled to vote shares of Restricted Stock with respect to record dates occurring on or after the date, if any, on which the Executive has forfeited such shares pursuant to paragraph 4.

         3. Transfers at Termination of Restricted Period. At the end of the Restricted Period with respect to any share of Restricted Stock, the certificate representing such share shall be transferred to the Executive (or the Executive's legal representative or heir) free of all legends and restrictions referred to in this Agreement.

         4. Vesting and Forfeitures. For purposes of this Agreement, the "Restricted Period" with respect to any share of Restricted Stock is the period commencing on the date such share was awarded pursuant to the terms of this Agreement and ending on the earlier to occur of (a) the third anniversary of the date such share was awarded pursuant to the terms of this Agreement and (b) the last day of the Term of Employment, subject to Section 6.3 of the Employment Agreement (such date on which the Restricted Period terminates, the "Vesting Date"). On each Vesting Date, for each award of 10,000 shares of Restricted Stock pursuant to the terms of this Agreement, the amount of such Restricted Stock which will vest will be determined by reference to the Company's TRS Percentile (as defined below) for the three year period preceding such Vesting Date in accordance with the following schedule:


        Company's TRS Percentile for Three-Year
                    Period Prior to                    Shares Vested on
                     Vesting Date                      Such Vesting Date

70% or Higher                                               10,000
Above 60% to 70%                                             8,000
Above 50% to 60%                                             6,000
Above 40% to 50%                                             4,000
40% and below                                                    0

For purposes of the foregoing schedule, "TRS Percentile" means, for any period in question, the total return to the holders of Common Stock of the Company (including dividends and distributions, and assuming they are reinvested) as compared to the total return to holders of common stock of the companies (including dividends and distributions, and assuming they are reinvested) which comprise the Standard & Poor's 500 during such period, as determined in accordance with recognized financial practices and pursuant to publicly available sources. In establishing the initial base price of Ethan Allen Common Stock for purposes of the foregoing, reference will be made to the average closing prices of the Ethan Allen Common Stock, as reported in the NYSE Composite Index, over the 10 trading days immediately preceding July 27, 1994.

         Any shares of Restricted Stock which do not vest on their respective Vesting Date shall be immediately forfeited by the Executive, and returned and released to the Company, and the Executive thereafter shall have no further rights with respect to such shares.

         During the Restricted Period, all certificates evidencing the Restricted Stock will be imprinted will the following legend: "The securities evidenced by this certificate are subject to the transfer restrictions, forfeitures and other provisions of the Restricted Stock Agreement, dated as of July 1, 1997, between Ethan Allen Interiors, Inc. and M. Farooq Kathwari."

         5. Change in Control. Notwithstanding the provisions of paragraph 4, the Restricted Period for all shares of Restricted Stock will end not later than the date of a Change in Control, if the Executive is then employed by the Company and such shares were not previously forfeited in accordance with paragraph 4. For purposes of this Agreement, a "Change in Control" shall occur upon the occurrence of any of the following:

(a) the Board or the shareholders of the Company or Ethan Allen Inc., a Delaware corporation and a wholly owned subsidiary of the Company (the "Subsidiary"), either or both, as may be required to authorize the same, shall approve (i) any liquidation of the Company or the Subsidiary, or the sale of substantially all of the assets of the Company and the Subsidiary taken as a whole, or (ii) any merger, consolidation and/or other business combination involving the Company or the Subsidiary or any combination of any such transactions (a "Transaction"), other than a Transaction (A) involving only the Company and the Subsidiary, or (B) immediately after which the shareholders of the Company who were shareholders immediately prior to the transaction continue to own beneficially, directly or indirectly, in substantially similar proportions to those in effect immediately prior to such transaction more than 50% of the then outstanding voting securities of the Company or the survivor or any parent thereof, as applicable;

(b) any Person (as defined below) or group (as such term is defined in Rule 13d-5 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of related Persons (other than the Company, an employee benefit plan sponsored by the Company or the Subsidiary, or a corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportion as their ownership of the stock of the Company) shall beneficially own, directly or indirectly, more than 50% of the then outstanding voting stock of the Company or the Subsidiary (for purposes of this Agreement, "Person(s)" means any individual, entity, or other person, as defined in Section 3(a)(9) of the Exchange Act, and as used in Sections 13(d) and 14(d) thereof; or

(c) the Board or the Company shall authorize, approve or engage in any Business Combination with an Interested Person, each as defined in Article Fifth of the Company's Restated Certificate of Incorporation.

         6. Adjustments to Number of Shares. Subject to the following provisions of this paragraph 6 in the event of any change in the outstanding shares of common stock of the Company by reason of any stock dividend, split, spinoff, recapitalization or other similar change, the terms and the number of shares of any outstanding Restricted Stock shall be equitably adjusted by the Company to the extent that such adjustment is necessary to preserve the benefit of this Agreement for the Executive and the Company.

         7. Agreement Not Contract of Employment. This Agreement does not constitute a contract of employment, and does not give the Executive the right to be retained in the employ of the Company.

         8. Successors and Assigns. This Agreement shall be binding upon, and inure to the benefit of, the Company and its successors and assigns, and upon any person acquiring, whether by merger, consolidation, purchase of assets or otherwise, all or substantially all of the Company's assets and business.

         9. Applicable Law. The provisions of this Agreement shall be construed in accordance with the laws of the State of New York, without giving effect to choice of law principles. Notwithstanding any other provision of this Agreement to the contrary, the Company may subject shares of stock transferred pursuant to this

Agreement to such conditions, limitations or restrictions as the Company determines to be necessary or desirable to comply with any applicable law or regulation.

         10. Amendment. This Agreement may be amended by written agreement of the Executive and the Company, without the consent of any other person.

         IN WITNESS WHEREOF, the Executive has hereunto set his hand and the Company has caused these presents to be executed in its name and on its behalf, all as of the date first above written.


                                          /s/ M. Farooq Kathwari
                                              M. Farooq Kathwari


                                          ETHAN ALLEN INTERIORS, INC.


                                          By /s/ Edward H. Meyer
                                          Its Chairman, Compensation Committee

                                                                      Exhibit B

                              STOCK UNIT AGREEMENT


         THIS AGREEMENT, dated as of July 1, 1997, by and between Ethan Allen Interiors, Inc. (the "Company") and M. Farooq Kathwari (the "Executive").

                                WITNESSETH THAT:

         WHEREAS, the Company wishes to grant the right to receive shares of common stock of the Company to the Executive, to encourage the Executive to continue to provide services to the Company;

         WHEREAS, the Company and Executive have entered into an Employment Agreement, dated October 28, 1997 (as amended in accordance with its terms, the "Employment Agreement"), and this Agreement is being entered into pursuant to
Section 5.2(b)(ii) thereof;

         NOW THEREFORE, IT IS AGREED between the Company and the Executive as follows:

         1. Stock Account. A Stock Account shall be maintained on behalf of the Executive, which shall be subject to the following adjustments:

(a) As of July 1, 1997, and each July 1, thereafter while the Executive remains employed by the Company during the Term of Employment as defined in the Employment Agreement but subject to Section 6.3 of the Employment Agreement, the Stock Account will be credited with 7,000 Stock Units.

(b) As of the date of any distribution of shares of Stock with respect to a Executive's Stock Account under paragraph 4, the Stock Units credited to a Executive's Stock Account shall be reduced by the number of Shares so distributed to the Executive.

(c) The number of Stock Units to be credited to the Stock Account as of each July 1 in accordance with paragraph (a), and the number of Stock Units in the Account balance as of any date, shall be equitably adjusted by the Company for any change in the outstanding shares of common stock of the Company by reason of any stock dividend, split, spinoff, recapitalization or other similar change, occurring after July 1, 1997 to the same extent such adjustments would be made under the Plan with respect of the Common Stock, as necessary to preserve the benefit of this Agreement for the Executive and the Company.

         2. Dividends. As of each dividend record date for Company common stock ("Common Stock") occurring on or after the date any Stock Units are credited to the Executive's Stock Account, and prior to the date of distribution of shares of Stock with respect to those Stock Units, the Executive shall receive a cash payment equal to the amount of the dividend that would be payable with respect to the number of shares of Common Stock equal to the number of Stock Units credited to the Executive's Stock Account on the dividend record date, with such payment made on the date of payment of the applicable dividend.

         3. Statement of Accounts. As soon as practicable after the end of each fiscal year of the Company, the Company shall provide the Executive with a statement of the transactions in his Stock Account during that year and his Account balances as of the end of the year.

         4. Distribution. As soon as practicable (but not more than 30 days) after the Executive's Date of Termination (regardless of the reason for termination), the Executive shall receive a distribution of shares of Common Stock equal to the number of Stock Units then credited to his Stock Account immediately prior to such distribution. Such shares may consist, either in whole or in part, of the Company's authorized and unissued Common Stock or shares of the Company's authorized and issued Common Stock reacquired by the Company and held in its Treasury.

         5. Rights to Shares. At all times, the Executive shall be fully vested in the Stock Units credited to his Stock Account, and shall be fully vested in the right to receive the distribution of Common Stock in accordance with paragraph 4, regardless of the reason for the Executive's termination of employment. Neither the Executive nor any other person shall, by reason of this Agreement, acquire any right in or title to any assets, funds or property of the Company whatsoever prior to the date shares of Common Stock are distributed. The Executive shall have only a contractual right to the shares and cash distributable under this Agreement, unsecured by any assets of the Company.

     6. Restrictions on Stock Units. Until distribution, Stock Units may not be sold, assigned, transferred, pledged or otherwise encumbered, and the Executive shall not be treated as a stockholder with respect to Stock Units.

         7. Agreement Not Contract of Employment. This Agreement does not constitute a contract of employment, and does not give the Executive the right to be retained in the employ of the Company.

         8. Successors and Assigns. This Agreement shall be binding upon, and inure to the benefit of, the Company and its successors and assigns, and upon any person acquiring, whether by merger, consolidation, purchase of assets or otherwise, all or substantially all of the Company's assets and business.

         9. Applicable Law. The provisions of this Agreement shall be construed in accordance with the laws of the State of New York, without giving effect to choice of law principles. Notwithstanding any other provision of this Agreement to the contrary, the Company may subject shares of stock transferred pursuant to this Agreement to such conditions, limitations or restrictions as the Company determines to be necessary or desirable to comply with any applicable law or regulation.

         10. Amendment. This Agreement may be amended by written agreement of the Executive and the Company, without the consent of any other person.

         IN WITNESS WHEREOF, the Executive has hereunto set his hand and the Company has caused these presents to be executed in its name and on its behalf, all as of the date first above written.


                                             /s/ M. Farooq Kathwari
                                                 M. Farooq Kathwari


                                            ETHAN ALLEN INTERIORS, INC.


                                            By /s/ Edward H. Meyer
                                            Its Chairman, Compensation Committee

                                                                     Exhibit C


                             STOCK OPTION AGREEMENT

         THIS AGREEMENT, dated as of September 19, 1997 (the "date of grant") and entered into by and between Ethan Allen Interiors Inc. (the "Company") and
M. Farooq Kathwari (the "Participant").

                                WITNESSETH THAT:

         WHEREAS, the Company and Executive have entered into an Employment Agreement, dated October 28, 1997 (as amended in accordance with its terms, the "Employment Agreement"); and

         WHEREAS, the Company maintains the Ethan Allen Interiors Inc. 1992 Stock Option Plan (the "Plan"); and

         WHEREAS, the Participant has been selected by the Compensation Committee of the Board of Directors of the Company (the "Committee") to receive an award under the Plan and in accordance with the Employment Agreement, and this Stock Option Agreement is being entered into pursuant to Section 5.2(c)(i) thereof;

         WHEREAS, to the extent not specified in the Plan, the terms of the award have been determined by the Committee and in accordance with the Employment Agreement and are set forth in this Agreement;

         NOW THEREFORE, IT IS AGREED between the Company and the Participant as follows:

         1. Award; Option Price. The Participant is hereby granted a Stock Option to purchase 1,000,000 shares of Common Stock, subject to the following:

(a) Subject to the terms of this Agreement, the Participant shall be entitled to purchase 500,000 of such shares at an exercise price equal to $31.75 per share (the closing price on the NYSE Composite Index of the Common Stock at September 19, 1997). The right to purchase shares at the price specified in this paragraph (a) is referred to as "Grant A."

(b) Subject to the terms of this Agreement, the Participant shall be entitled to purchase 500,000 of such shares at an exercise price equal to $41.275 per share (130% of the closing price on the NYSE Composite Index of the Common

         Stock at September 19, 1997). The right to purchase shares at the price specified in this paragraph (b) is referred to as "Grant B."

         2. Vesting; Forfeitures. Each of Grant A and Grant B of this Stock Option shall become "vested" and exercisable, determined by reference as to whether the Term of Employment (as defined under the Employment Agreement) has continued, subject to Section 6.3 of the Employment Agreement, through specified anniversaries of the date of grant, as follows:

                    Number of Shares
                  of Grant A or Grant B                Option Termination Date

                        33 1/3%                           First Anniversary
                        33 1/3%                           Second Anniversary
                        33 1/3%                           Third Anniversary

For purposes of this Agreement, the "Option Termination Date" will refer to the effective date of termination of the Term of Employment in accordance with the Employment Agreement, subject to Section 6.3 of the Employment Agreement. Upon the Option Termination Date, the portion of Grant A and Grant B of the Stock Option shall be forfeited to the extent that such portions are not then vested and exercisable pursuant to the foregoing schedule, provided that any portion of Grant A or Grant B of the Stock Option that is vested and exercisable prior to the Option Termination Date will not be forfeited, and will be exercisable by Executive in accordance with this Agreement.

         3. Change in Control. Notwithstanding the provisions of paragraph 2, both Grant A and Grant B of the Stock Option will become immediately exercisable upon the occurrence of a Change in Control, if the Executive is then employed by the Company and such options have not previously been forfeited in accordance with paragraph 2. For purposes of this Agreement, a "Change in Control" shall occur upon the occurrence of any of the following:

(a) the Board or the shareholders of the Company or Ethan Allen Inc., a Delaware corporation and a wholly owned subsidiary of the Company (the "Subsidiary"), either or both, as may be required to authorize the same, shall approve (i) any liquidation of the Company or the Subsidiary, or the sale of substantially all of the assets of the Company and the Subsidiary taken as a whole, or (ii) any merger, consolidation and/or other business combination involving the Company or the Subsidiary or any combination of any such transactions (a "Transaction"), other than a Transaction (A) involving only the Company and the Subsidiary, or (B) immediately after which the shareholders of the Company who were shareholders immediately prior to the transaction continue to own beneficially, directly or indirectly, in substantially similar proportions to those in effect immediately prior to such transaction more than 50% of the then outstanding voting securities of the Company or the survivor or any parent thereof, as applicable;

(b) any Person (as defined below) or group (as such term is defined in Rule 13d-5 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of related Persons (other than the Company, an employee benefit plan sponsored by the Company or the Subsidiary, or a corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportion as their ownership of the stock of the Company) shall beneficially own, directly or indirectly, more than 50% of the then outstanding voting stock of the Company or the Subsidiary (for purposes of this Agreement, "Person(s)" means any individual, entity, or other person, as defined in Section 3(a)(9) of the Exchange Act, and as used in Sections 13(d) and 14(d) thereof; or

(c) the Board or the Company shall authorize, approve or engage in any Business Combination with an Interested Person, each as defined in Article Fifth of the Company's Restated Certificate of Incorporation.

         4. Exercise. Subject to the terms of this Agreement and the Plan, the Stock Option may be exercised in accordance with the following:

(a) To the extent that it is exercisable, the Stock Option may be exercised in whole or in part at any time prior to the Expiration Date (as defined in paragraph 5); provided, however that, the Stock Option may only be exercised with respect to whole shares of Common Stock.

(b)      The Stock  Option  may be  exercised  with  respect to no less than 100
         shares  of  Common  Stock,   or  if  less  than  100  shares  are  then
         exercisable, the number of whole shares then exercisable.

(c) Payment of the Option Price (and the amount of any required taxes) may be made by cash, check, or by the delivery of shares of Common Stock having a Fair Market Value equal to the aggregate Option Price (and the amount of any required taxes).

(d) The Participant may elect to have any distribution of shares of Common Stock pursuant to the exercise of the Stock Option withheld to satisfy the amount of any required taxes.

         5. Expiration Date. For purposes of this Agreement, the "Expiration Date" shall be the close of business on the earlier of the following dates (or if such date is not a business day, the last business day preceding such date):

(a)      the date which is 10 years from date of grant; or

(b)      the date which is 90 days after the Option Termination Date, subject to
         Section 6.3 of the Employment Agreement; provided, however, that if the Participant's employment with the Company terminates by reason of "Retirement" as defined in Section 1.8 of the Employment Agreement, the date determined under this paragraph (b) shall be not earlier than the three-year anniversary of the date of the Executive's Retirement.

         6. Defined Terms; Terms of Plan. Unless the context clearly indicates otherwise, defined terms as used in this Agreement shall have the same meaning as ascribed to those terms under the Plan. Notwithstanding any other provision of this Agreement, the terms of the Plan shall govern and the Stock Option shall be subject, in all respects, to the terms and conditions of the Plan.

         IN WITNESS WHEREOF, the Participant has hereunto set his hand and the Company has caused these presents to be executed in its name and on its behalf, all as of the date first above written.

                                          /s/ M. Farooq Kathwari
                                              M. Farooq Kathwari


                                           ETHAN ALLEN INTERIORS INC.


                                           By /s/ Edward H. Meyer
                                           Its Chairman, Compensation Committee

                                                                      Exhibit 11

                           ETHAN ALLEN INTERIORS INC.
                        Computation of Per Share Earnings



                                                    Three Months Ended
                                                       September 30,
                                                 1997                  1996
                                             ------------          -----------

Primary Earnings Per Share:

         Average number of
           shares outstanding                 28,740,000           28,688,000

         Shares repurchased under
           treasury stock method                (895,000)          (1,044,000)

         Net effect of common
           stock equivalents                   1,451,000            1,634,000
                                             -----------          -----------

         Average number of
           shares - primary                   29,296,000           29,278,000

         Net income                          $14,034,000          $ 8,783,000
                                             ===========          ===========


         Per Share Data

         Net income per common share         $  0.48              $   0.30
                                             ===========          ===========


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