Form 10-Q
period 1997-12-31
ALLEN ETHAN INTERIORS INC
filed 1998-02-13
CIK 896156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           December 31, 1997
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission File Number:                 1-11806
                       ---------------------------------------------------------
 Ethan Allen Interiors Inc.; Ethan Allen Inc.; Ethan Allen Finance Corporation;
       Ethan Allen Manufacturing Corporation; Andover Wood Products Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                 06-1275288
--------------------------------------------------------------------------------
    (State or other jurisdiction of              (I.R.S. Employer ID No.)
     incorporation or organization)

                  Ethan Allen Drive, Danbury, Connecticut 06811
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (203) 743-8000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

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

                         28,702,171 at December 31, 1997

                           ETHAN ALLEN INTERIORS INC.
                                 AND SUBSIDIARY



                                      INDEX


                                                                       PAGE
                                                                       ----

Part I.   Financial Information:

 Item     1.  Consolidated  Financial  Statements as of
              December 31 and June 30, 1997 and for the three and six months ended December 31, 1997 and 1996 (unaudited):

              Consolidated Balance Sheets                               2

              Consolidated Statements of Income                         3

              Consolidated Statements of Cash Flows                     4

              Consolidated Statement of Shareholders'
              Equity                                                    5

              Notes to Consolidated Financial
              Statements                                                6

 Item 2.  Management Discussion and Analysis
              of Financial Condition and Results
              of Operations                                            11


Part II.  Other Information:                                           15

 Item 1.  Legal Proceedings

 Item 2.  Changes in Securities

 Item 6.  Exhibits and reports on Form 8-K




                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                          December 31,
                                                                             1997             June 30,
        ASSETS                                                           (unaudited)            1997
        ------                                                         -----------------    -----------

Current assets:
  Cash and cash equivalents ........................................   $     47,823    $     21,866
  Short term investments ...........................................         19,794          17,975
  Accounts receivable, less allowances of
    $2,376 and $1,903 at December 31 and
    June 30, 1997, respectively ....................................         28,437          32,232
  Notes receivable, current portion, less
    allowances of $21 and $74 at December
    31 and June 30, 1997,respectively ..............................            430           1,056
  Inventories (note 3) .............................................        108,802         107,525
  Prepaid expenses and other current assets ........................         10,851           6,724
  Deferred income taxes ............................................          8,342           7,353
                                                                       ------------    ------------

       Total current assets ........................................        224,479         194,731
                                                                       ------------    ------------

Property, plant and equipment, net .................................        178,138         171,406
Notes receivable, net of current portion, less
  allowance of $400 and $145 at December 31 and
  June 30, 1997, respectively ......................................          2,044           2,725
Intangibles, net of amortization of $14,237 and
   $13,414 at December 31 and June 30, 1997,
   respectively ....................................................         51,596          52,419
Deferred financing costs, net of amortization of
   $2,127 and $1,916 at December 31 and June 30,
   1997, respectively ..............................................          1,349           1,560
Other assets .......................................................          4,728           4,943
                                                                       ------------    ------------

     Total assets ..................................................   $    462,334    $    427,784
                                                                       ============    ============

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt and
   capital lease obligations .......................................   $        986    $      1,119
  Accounts payable .................................................         48,250          41,172
  Accrued expenses .................................................          8,135           8,036
  Accrued compensation and benefits ................................         12,234          12,983
                                                                       ------------    ------------

     Total current liabilities .....................................         69,605          63,310
                                                                       ------------    ------------

Long-term debt, less current maturities ............................         63,962          64,066
Obligations under capital leases, less current
  maturities .......................................................          2,014           2,700
Other long-term liabilities, principally long-term
  compensation and environmental ...................................            788             815
Deferred income taxes ..............................................         31,552          31,459
                                                                       ------------    ------------

     Total liabilities .............................................        167,921         162,350
                                                                       ------------    ------------

Commitments and contingencies (note 4) .............................           --              --

Shareholders' equity:
Class A common stock, par value $.01,  70,000,000 shares authorized,
  29,547,519 and 29,465,400 shares
  issued at December 31 and June 30, 1997 respectively .............            295             294
Preferred stock, par value $.01, 1,055,000 shares
  authorized, no shares issued and outstanding at
  December 31 and June 30, 1997, respectively ......................           --              --
Additional paid-in capital .........................................        260,091         257,684
                                                                       ------------    ------------
                                                                            260,386         257,978
Less:  Treasury stock (at cost) 845,348 and 700,032 shares
          at December 31 and June 30, 1997, respectively ...........        (15,281)        (10,440)
                                                                       ------------    ------------
                                                                            245,105         247,538
Retained Earnings ..................................................         49,308          17,896
                                                                       ------------    ------------
     Total shareholders' equity ....................................        294,413         265,434
                                                                       ------------    ------------

     Total liabilities and shareholders' equity ....................   $    462,334    $    427,784
                                                                       ============    ============

See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)





                                           Three Months          Six Months
                                        Ended December 31,   Ended December 31,
                                        1997       1996       1997       1996
                                      --------   --------   --------   ---------

Net sales .........................   $172,743   $138,330   $325,237   $270,685
Cost of sales .....................     92,030     78,409    173,758    156,186
                                      --------   --------   --------   --------
    Gross profit ..................     80,713     59,921    151,479    114,499

Operating expenses:
  Selling .........................     26,567     18,875     52,894     38,035
  General and administrative ......     22,033     19,396     42,512     38,412
                                      --------   --------   --------   --------

    Operating income ..............     32,113     21,650     56,073     38,052
                                      --------   --------   --------   --------

Interest and other miscellaneous
  income, net .....................      1,014        295      1,802        344

Interest and related expense:
  Interest expense ................      1,390      1,420      2,794      3,011
  Amortization of deferred
    financing costs ...............        102        136        211        357
                                      --------   --------   --------   --------
                                         1,492      1,556      3,005      3,368
                                      --------   --------   --------   --------

  Income before income taxes ......     31,635     20,389     54,870     35,028

Income tax expense ................     12,544      8,162     21,745     14,018
                                      --------   --------   --------   --------

  Net income ......................   $ 19,091   $ 12,227   $ 33,125   $ 21,010
                                      ========   ========   ========   ========

Per share data (note 7):

  Basic earnings per common share .   $   0.66   $   0.42   $   1.15   $   0.73
                                      ========   ========   ========   ========

  Diluted earnings per common share   $   0.65   $   0.42   $   1.13   $   0.72
                                      ========   ========   ========   ========

  Dividend declared per
   common share ...................   $   0.03   $   0.02   $   0.06   $   0.04
                                      ========   ========   ========   ========

  Weighted average common shares
   outstanding - basic ............     28,713     28,777     28,727     28,726

  Weighted average common shares
   outstanding - diluted ..........     29,380     29,243     29,338     29,255


See accompanying notes to consolidated financial statements.

                   ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in thousands)





                                                                     Six Months
                                                                  Ended December 31,
                                                                  1997        1996
                                                                --------    --------

Operating activities:
  Net income ................................................   $ 33,125    $ 21,010
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization ..........................      8,115       8,855
     Provision for deferred income taxes ....................       (896)        544
     Other non-cash charges .................................         82         419
     Change in:
       Accounts receivable ..................................      3,997       3,196
       Inventories ..........................................     (1,277)      6,988
       Prepaid and other current assets .....................     (4,127)        (99)
       Other assets .........................................     (1,122)         68
       Accounts payable .....................................      8,470      (2,163)
       Accrued expenses .....................................       (525)        761
       Other long-term liabilities ..........................        (27)       (183)
                                                                --------    --------

  Net cash provided by operating activities .................     45,815      39,396
                                                                --------    --------

Investing activities:
  Proceeds from the disposal of property, plant and equipment        780         110
  Proceeds from the disposal of property
    held for sale ...........................................       --         1,945
  Capital expenditures ......................................    (13,446)     (9,753)
  Payments received on long-term notes receivable ...........      1,182         621
  Disbursements made for long-term notes receivable .........        (77)       (727)
  Redemptions of short term securities ......................     10,476        --
  Investments in short term securities ......................    (12,295)       --
                                                                --------    --------

  Net cash used by investing activities .....................    (13,380)     (7,804)
                                                                --------    --------

Financing activities:

  Payments on revolving credit facility .....................       --       (21,500)
  Borrowings on revolving credit facility ...................       --        14,500
  Other long-term borrowings ................................        111         440
  Redemption of Senior Notes ................................       (139)     (9,384)
  Payments on long-term debt, including current maturities ..        (76)        (77)
  Payments under capital leases .............................       (821)     (1,039)
  Issuance of capital stock .................................      1,015         611
  Payments to acquire treasury stock ........................     (4,842)       (235)
  Increase in deferred financing costs ......................       --          (173)
  Payment of dividends ......................................     (1,726)       (575)
                                                                --------    --------

  Net cash used by financing activities .....................     (6,478)    (17,432)
                                                                --------    --------

Net increase in cash and cash equivalents ...................     25,957      14,160
Cash and cash equivalents at beginning of period ............     21,866       9,078
                                                                --------    --------

Cash and cash equivalents at end of period ..................   $ 47,823    $ 23,238
                                                                ========    ========


See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                       Six Months Ended December 31, 1997
                                   (Unaudited)
                             (Dollars in thousands)


                                            Additional
                                  Common     Paid-in     Treasury     Retained
                                   Stock     Capital      Stock       Earnings       Total
                                ---------   ----------  ---------    ----------   ----------

Balance at June 30, 1997 ....   $     294   $ 257,684   $ (10,440)   $  17,896    $ 265,434

  Issuance of common stock ..           1       1,015        --           --          1,016

  Purchase of 145,316 shares
    of treasury stock .......        --          --        (4,841)        --         (4,841)

  Tax benefit associated with
    the exercise of employee
    options and warrants ....        --         1,392        --           --          1,392

  Dividends declared ........        --          --          --         (1,713)      (1,713)


  Net income ................        --          --          --         33,125       33,125
                                ---------   ---------   ---------    ---------    ---------

Balance at December 31, 1997    $     295   $ 260,091   $ (15,281)   $  49,308    $ 294,413
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

         In the opinion of the Company, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been included in the financial statements. The results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of results for the fiscal year.


(3)      Inventories

         Inventories at December 31 and June 30, 1997 are summarized as follows (dollars in thousands):
                                        December 31,             June 30,
                                           1997                    1997
                                        ------------             ---------

         Retail merchandise              $ 35,207                $ 34,478
         Finished products                 28,800                  32,665
         Work in process                   14,824                  13,333
         Raw materials                     29,971                  27,049
                                          -------                 -------
                                         $108,802                $107,525
                                          =======                 =======


(4)      Contingencies

         The Company has been named as a potentially responsible party ("PRP") for the cleanup of four sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). Numerous other parties have been identified as PRP's at these sites. Liability under CERCLA may be joint and several. The Company has total reserves of $500,000 applicable to these sites, which the Company believes is sufficient to cover any resulting liability. With respect to all of these sites, the Company believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the site. The Company has concluded its involvement with one site and has settled as a de-minimis party. For two of the sites, the remedial investigation is ongoing. A volume based allocation of responsibility among the parties has been prepared. With respect to the fourth site, a consent decree to finally resolve the matter with the EPA has been signed. The Company believes there may be some delay in resolution due to objections of a non-signatory to the consent decree.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)




(5)      Wholly-Owned Subsidiary

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


         The condensed balance sheets of Ethan Allen as of December 31 and June 30, 1997 are as follows (dollars in thousands):

                                       December 31,               June 30,
                                          1997                      1997
                                       ------------               ---------
         Assets

         Current assets                  $224,430                 $194,704
         Non-current assets               255,926                  244,880
                                          -------                  -------

                  Total assets           $480,356                 $439,584
                                          =======                  =======

         Liabilities

         Current liabilities             $ 68,687                 $ 62,398
         Non-current liabilities           98,316                   99,040
                                          -------                  -------

                  Total liabilities      $167,003                 $161,438
                                          =======                  =======

         A summary of Ethan Allen's operating activity for the three and six months ended December 31, 1997 and 1996, is as follows (dollars in thousands):

                                                   Three Months                        Six Months
                                                Ended December 31,                 Ended December 31,
                                              1997              1996              1997             1996
                                            --------          --------          --------         --------

         Net sales                          $172,743          $138,330          $325,237         $270,685
         Gross profit                         80,713            59,921           151,479          114,499
         Operating income                     32,134            21,668            56,114           38,088
         Interest expense                      1,390             1,420             2,794            3,011
         Amortization of deferred
           financing costs                       102               136               211              357
         Income before income
           tax expense                        31,656            20,407            54,911           35,063
         Net income                           19,112            12,245            33,166           21,045


6)       Business Reorganization

         The Company implemented a business reorganization ("Reorganization") effective July 1, 1995, which permitted the separation of manufacturing operations from distribution and store operations. The Company believes that the separation of manufacturing operations from distribution and

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)




         store operations will provide for improved measures of performance, including profitability of operations and return on assets, by allowing the Company to more easily allocate income, expenses and assets to the separate operations of the Company's business. The Reorganization consisted principally of the following elements: (i) the contribution of Ethan Allen's manufacturing equipment to Ethan Allen Manufacturing Corporation ("EAMC"), which is a newly formed, wholly-owned subsidiary of Ethan Allen (ii) the execution of operating lease arrangements between EAMC and Ethan Allen for real property used in manufacturing operations (iii) the contribution by Ethan Allen of certain of Ethan Allen's trademarks and service marks, design patents and related assets to Ethan Allen Finance Corporation ("EAFC") which is a newly formed, wholly-owned subsidiary of Ethan Allen, (iv) the full and unconditional guarantee on a senior unsecured basis of Ethan Allen's obligations under Ethan Allen's Credit Agreement and 8-3/4% Senior Notes Indenture by each of EAMC and EAFC and Andover Wood Products Inc. ("Andover", the existing wholly-owned subsidiary of the Company) (collectively, "Guarantor Subsidiaries"), (v) the amendment of the Company's existing guarantee of Ethan Allen's obligations under the 8-3/4% Senior Notes Indenture to include a guarantee of each Guarantor Subsidiary's obligations under its Subsidiary Guarantee, (vi) the execution of a management agreement and a service mark licensing agreement and a trademark licensing agreement between EAMC and EAFC, (vii) the execution of a management agreement between Ethan Allen and EAFC and
         (viii) the execution of a manufacturing agreement between Ethan Allen and EAMC. Ethan Allen continues to own its headquarters building in Danbury, Connecticut, the real property associated with EAMC's manufacturing operations and the assets and liabilities associated with the Ethan Allen-owned retail operations and Ethan Allen's distribution, service and home delivery operations.

         The summarized historical combined balance sheet information for EAMC, EAFC, and Andover (the "Guarantor Subsidiaries") at December 31 and June 30, 1997 is as follows (dollars in thousands):

                                     December 31,             June 30,
         Assets                          1997                   1997
         ------                      ------------             --------

         Current assets                $111,304               $ 85,355
         Non-current assets             170,700                168,540
                                        -------                -------
           Total assets                $282,004               $253,895
                                        =======                =======

         Liabilities
         Current liabilities           $ 33,197               $ 28,160
         Non-current liabilities         16,893                 16,893
                                        -------                -------
           Total liabilities           $ 50,090               $ 45,053
                                        =======                =======

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)




         Summarized historical combined operating activity for the three and six months ended December 31, 1997 and 1996 is as follow (dollars in thousands):

                                                        Three Months                           Six Months
                                                           Ended                                 Ended
                                                        December 31,                          December 31,
                                                 1997                1996               1997                1996
                                             ----------           ---------          ---------           ----------

         Net Sales                           $100,675             $ 84,769           $195,371            $162,182
         Gross Profit                          22,380               16,176             45,031              31,856
         Operating income                      17,761               11,519             36,096              22,808
         Income before income
           taxes                               18,833               12,630             38,219              25,017
         Net income                            11,375                7,641             23,084              15,135


         The summarized historical financial information for the Guarantor Subsidiaries above, has been derived from the financial statements of the Company.

7)       Earnings per Share

         During the quarter ended December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128 " Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share. All prior period earnings per share data has been restated to conform with SFAS No. 128. The computation of basic and diluted earnings per share is presented below, in thousands, except per share data:

                                              Three Months Ended                 Six Months Ended
                                                  December 31,                     December 31,
                                              1997            1996               1997         1996
                                           -----------     -----------        -----------   --------

         Net income available
          to shareholders                    $19,091         $12,227            $33,125     $21,010
                                              ======          ======             ======      ======

         Weighted average common
          shares outstanding -
         basic                                28,713          28,777             28,727      28,726

         Net effect of potential
          common stock                           667             466                611         529
                                              ------          ------             ------       -----

         Weighted average common
          shares outstanding -
         diluted                              29,380          29,243             29,338      29,255


         Earnings per share -
          basic                               $  0.66        $  0.42            $  1.15     $  0.73
                                                =====          =====              =====       =====

         Earnings per share -
          diluted                             $  0.65        $  0.42            $  1.13     $  0.72
                                                =====          =====              =====       =====


                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)





8)       Subsequent Event

         On January 27, 1998, the Company announced that Ethan Allen had called all of its outstanding 8-3/4% Senior Notes due 2001 for redemption on March 15, 1998. Approximately $52.4 million principal amount of the Senior Notes is outstanding at December 31, 1997.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

         Ethan Allen's revenues are comprised of wholesale sales to dealer-owned stores and retail sales of Ethan Allen-owned stores as follows (dollars in millions):
                                       Three Months             Six Months
                                           Ended                  Ended
                                       December 31,             December 31,
                                    1997         1996         1997        1996
                                  --------     --------     --------     ------
Revenues:
Net wholesale sales to
 dealer-owned stores               $106.9       $ 88.4       $202.0      $174.5
Net retail sales of Ethan
 Allen-owned stores                  61.2         44.2        113.7        84.4
Other revenues                        4.6          5.7          9.5        11.8
                                    -----        -----        -----       -----
  Total                            $172.7       $138.3       $325.2      $270.7
                                    =====        =====        =====       =====


         Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996

         Sales for the three months ended December 31, 1997 increased by $34.4 million, or 24.9%, over the corresponding period in the prior year to $172.7 million. Net sales by Ethan Allen-owned stores increased $17.0 million or 38.5% to $61.2 million and net sales to dealer-owned stores increased $18.5 million or 20.9% to $106.9 million. Sales growth has resulted from increased sales from relocated and new stores, 3.5% wholesale price increase effective January 1, 1997, new product offerings, an increase in annual sales events from six events per year to eight events per year and expanded national television advertising. At December 31, 1997, there were 306 total stores, of which 241 were dealer-owned, as compared to 290 total stores, of which 232 were dealer-owned at December 31, 1996.

         The increase in retail sales by Ethan Allen-owned stores is attributable to a 22.0%, or $9.6 million increase in comparable store sales, and sales generated by newly opened or acquired stores of $7.7 million, partially offset by closed stores, which generated $.3 million less in sales in the three months ended December 31, 1997 as compared to the three months ended December 31, 1996.


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

         Gross profit for the three months ended December 31, 1997 increased by $20.8 million, or 34.7% from the three months ended December 31, 1996 to $80.7 million. This increase is attributable to higher sales volume combined with an increase in gross margin from 43.3% in the three months ended December 31, 1996 to 46.7% in the three months ended December 31, 1997. Gross margins have been favorably impacted by the increased sales volume, the benefit of the 3.5% wholesale price increase, greater manufacturing efficiencies, and improvements in manufacturing technology.

         Selling, general and administrative expenses increased $10.3 million from $38.3 million, or 27.7% of net sales, in the three months ended December 31, 1996 to $48.6 million, or 28.1% of net sales, in the three months ended December 31, 1997. This increase is principally attributable to an increase in the operating expenses of Ethan Allen-owned stores of $5.6 million due to higher sales volumes and the addition of new stores. The remaining increase can be principally attributed to a $3.5 million increase in television advertising costs due to the Company's expanded television presence.

         Operating income for the three months ended December 31, 1997 was $32.1 million (18.6% of sales), an increase of $10.5 million as compared to the three months ended December 31, 1996. Wholesale operating income was $27.6 million for the three months ended December 31, 1997, reflecting an increase of $8.6 million as compared to the prior year period. This increase is attributable to higher sales volumes and increased gross margins. Retail operating income was $4.2 million for the three months ended December 31, 1997, an increase of $1.3 million from the prior year.

         Interest expense, including the amortization of deferred financing costs, for the three months ended December 31, 1997 decreased by $0.1 million to $1.5 million from $1.6 million in the three months ended December 31, 1996. The lower expense reflects the lower debt balances outstanding.

         Income tax expense of $12.5 million or an effective tax rate of 39.6% was recorded for the three months ended December 31, 1997, as compared to $8.2 million or an effective tax rate of 40.0% in the prior year quarter.

         For the three months ended December 31, 1997, the Company recorded net income of $19.1 million, compared to net income for the three months ended December 31, 1996 of $12.2 million.


Six Months  Ended  December 31, 1997  Compared to Six Months Ended  December 31,
1996

         Sales for the six months ended December 31, 1997 increased by $54.5 million, or 20.2%, over the six months ended December 31, 1996 to $325.2 million. Net retail sales by Ethan Allen-owned stores increased by 34.7% to $113.7 million and sales to dealer-owned stores increased by 15.8% to $202.0 million. The increase in sales to dealer-owned stores has resulted from increased sales from relocated and new stores, a 3.5% wholesale price increase, newer product offerings, expanded national television advertising, and an increase in annual sales events from six per year to eight per year.

         The increase in retail sales by Ethan Allen-owned stores is attributable to a 20.4% or $16.8 million increase in comparable store sales, and sales generated by newly opened or acquired stores of $13.6 million, partially offset by closed stores which generated $1.1 million less in sales in the six months ended December 31, 1997 as compared to the six months ended December 31, 1996.

         Gross profit for the six months ended December 31, 1997 increased by $37.0 million from the six months ended December 31, 1996 to $151.5 million. This increase is attributable to higher sales volume and an improvement in gross margin from 42.3% in the six months ended December 31, 1996 to 46.6% in the six months ended December 31, 1997. The gross margin percentage improved due to greater manufacturing efficiencies,the benefit of the 3.5% wholesale price increase, and improvements in manufacturing technology.

         Selling, general and administrative expenses increased $19.0 million from $76.4 million, or 28.2% of net sales, in the six months ended December 31, 1996 to $95.4 million, or 29.3% of net sales, in the six months ended December 31, 1997. This increase is attributable principally to an increase in operating expenses in the Company's retail division of $9.5 million due to higher sales volumes and the addition of new stores. The remaining increase is attributable to an increase in television advertising costs due to the expanded presence.

         Operating income for the six months ended December 31, 1997 was $56.1 million (17.2% of sales), an increase of $18.0 million, as compared to the six months ended December 31, 1996. Wholesale operating income was $50.2 million for the six months ended December 31, 1997, an increase of $15.8 million as compared to the six months ended December 31, 1996. This increase is attributable to higher sales volumes and an improved gross margin. Retail operating income was $6.7 million for the six months ended December 31, 1997. This represents a $2.5 million increase from the six months ended December 31, 1996. This increase is attributable to higher sales volumes and the addition of new stores partially offset by higher operating expenses due to the higher sales volumes.

         Interest expense, including the amortization of deferred financing costs, for the six months ended December 31, 1997 decreased by $.4 million to $3.0 million, from $3.4 million in the prior year period, due to lower debt balances outstanding.

         Income tax expense of $21.7 million or an effective tax rate of 39.6%, was recorded for the six months ended December 31, 1997, as compared to $14.0 million or an effective rate of 40.0% in the prior year period.

         For the six months ended December 31, 1997, the Company recorded net income of $33.1 million, compared to net income for the six months ended December 31, 1996 of $21.0 million.

Financial Condition and Liquidity

         Principal sources of liquidity are cash flow from operations and additional borrowing capacity under the revolving credit facility. Net cash provided by operating activities totaled $45.8 million for the six months ended December 31, 1997, as compared to $39.4 million in the six months ended December 31, 1996. Net income for the six months ended December 31, 1997 was $12.1 million higher than the net income reported for the six months ended December 31, 1996. For the six months ended December 31, 1997, inventories increased $1.3 million to $108.8 million as compared to a $7.0 million reduction in the prior year period. Additionally, accounts payable increased $8.5 million in the six months ended December 31, 1997 as compared to a $2.2 million reduction in accounts payable in the prior year period. At December 31, 1997, the Company had working capital of $154.9 million and a current ratio of 3.23 to 1.

         During the six months ended December 31, 1997, capital spending totaled $13.4 million as compared to $9.8 million in the six months ended December 31, 1996. Capital expenditures in fiscal 1998 are anticipated to be approximately $27.0 million. The Company anticipates that cash from operations will be sufficient to fund this level of capital expenditures. The current level of anticipated capital spending, which is attributable primarily to manufacturing efficiency improvements and new store openings, is expected to continue for the foreseeable future.

         Total debt outstanding at December 31, 1997 is $67.0 million. At December 31, 1997, there are no outstanding revolving loans under the Credit Agreement. Trade and standby letters of credit of $12.6 million were outstanding as of December 31, 1997. Other debt includes $52.4 million of outstanding Senior Notes which have a final maturity in 2001, with no scheduled amortization prior to final maturity. The Senior Notes may not be redeemed at the option of the Company until March 15, 1998. The Company does not anticipate that any Senior Notes will be repaid prior to this date at the earliest; however, the Company may from time to time, either directly or through agents, repurchase its Senior Notes in the open market, through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. During the six months ended December 31, 1997, $.1 million principal amount was repurchased. On January 27, 1998, the Company announced that Ethan Allen Inc. had called all of its outstanding 8-3/4% Senior Notes due 2001 for redemption on March 15, 1998. The Company may also, from time to time, either directly or through agents, repurchase its common stock in the open market through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. Depending on market prices and other conditions relevant to the Company, such purchases may be discontinued at any time. During the six months ended December 31, 1997, the Company purchased 145,316 shares of its stock on the open market at an average price of $33.32 per share.

         As of December 31, 1997, aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $.4 million, $.2 million, $52.6 million, $.2 million and $.2 million, respectively. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements.

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


    27    EDGAR Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ETHAN ALLEN INTERIORS INC.
                                   (Registrant)



DATE:   2/13/98                    BY: /s/ M. Farooq Kathwari
                                      M. Farooq Kathwari
                                      Chairman of the Board
                                      President and Chief
                                      Executive Officer
                                      (Principal Executive Officer)



DATE:   2/13/98                    BY: /s/ Edward P. Schade
                                      Edward P. Schade
                                      Vice President &
                                      Treasurer
                                      (Principal Financial Officer)



DATE:   2/13/98                    BY: /s/ Gerardo Burdo
                                      Gerardo Burdo
                                      Corporate Controller
                                      (Principal Accounting Officer)