Form 10-Q
period 1998-03-31
ALLEN ETHAN INTERIORS INC
filed 1998-05-07
CIK 896156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1998
                              --------------------------------------------------
                                            or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________ to ______________________

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


                          28,765,808 at March 31, 1998

                           ETHAN ALLEN INTERIORS INC.
                                 AND SUBSIDIARY



                                      INDEX


                                                                   PAGE
                                                                   ----

Part I.   Financial Information:

Item 1. Consolidated Financial Statements as of March 31, 1998 (unaudited) and June 30, 1997 and for the three and nine months ended March 31, 1998 and 1997 (unaudited):

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

 Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                           11


Part II.  Other Information:                                        15

 Item 1.  Legal Proceedings

 Item 2.  Changes in Securities

 Item 6.  Exhibits and reports on Form 8-K

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                 March 31,
        ASSETS                                                       1998          June 30,
                                                                 (unaudited)        1997
                                                                 -----------        ----


Current assets:
  Cash and cash equivalents                                      $  24,909      $  21,866
  Short term investments                                              --           17,975
  Accounts receivable, less allowances of
    $2,022 and $1,903 at March 31, 1998 and
    June 30, 1997, respectively                                     33,438         32,232
  Notes receivable, current portion, less
    allowances of $20 and $74 at March 31,
    1998 and June 30, 1997, respectively                               540          1,056
  Inventories (note 4)                                             115,764        107,525
  Prepaid expenses and other current assets                          9,148          6,724
  Deferred income taxes                                              7,150          7,353
                                                                 ---------      ---------

       Total current assets                                        190,949        194,731
                                                                 ---------      ---------

Property, plant and equipment, net                                 182,127        171,406
Notes receivable, net of current portion, less
  allowance of $186 and $145 at March 31, 1998
  and June 30, 1997, respectively                                    1,977          2,725
Intangibles, net of amortization of $14,649 and
  $13,414 at March 31, 1998 and June 30, 1997,
  respectively                                                      51,184         52,419
Deferred financing costs, net of amortization of
  $2,222 and $1,916 at March 31, 1998 and June 30,
  1997, respectively (note 3)                                          689          1,560
Other assets                                                         4,133          4,943
                                                                 ---------      ---------

     Total assets                                                $ 431,059      $ 427,784
                                                                 =========      =========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of  long-term debt and
   capital lease obligations                                     $     907      $   1,119
  Accounts payable                                                  50,442         41,172
  Accrued expenses                                                   6,840          8,036
  Accrued compensation and benefits                                 14,369         12,983
                                                                 ---------      ---------

     Total current liabilities                                      72,558         63,310
                                                                 ---------      ---------

Long-term debt, less current
  maturities (note 3)                                               11,519         64,066
Obligations under capital leases, less current
  maturities                                                         1,690          2,700
Other long-term liabilities, principally long-term
  compensation, environmental and legal reserves                       778            815
Deferred income taxes                                               31,664         31,459
                                                                 ---------      ---------

     Total liabilities                                             118,209        162,350
                                                                 ---------      ---------

Commitments and contingencies (note 5)                                --             --

Shareholders' equity:
Class A common stock, par value $.01, 70,000,000
  shares authorized,  29,617,369 and 29,465,400
  shares issued and outstanding at March 31, 1998
  and June 30, 1997, respectively                                      296            294
Preferred stock, par value $.01, 1,055,000 shares
  authorized, no shares issued and outstanding at
  March 31, 1998 and June 30, 1997, respectively                      --             --
Additional paid-in capital                                         261,710        257,684
                                                                 ---------      ---------
                                                                   262,006        257,978
Less: Treasury stock (at cost) 851,561 and 700,032
      shares at March 31, 1998 and June 30, 1997,
      respectively                                                 (15,589)       (10,440)
                                                                 ---------      ---------
                                                                   246,417        247,538
Retained earnings                                                   66,433         17,896
                                                                 ---------      ---------
     Total shareholders' equity                                    312,850        265,434
                                                                 ---------      ---------
     Total liabilities and shareholders' equity                  $ 431,059      $ 427,784
                                                                 =========      =========

See accompanying notes to consolidated financial statements

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Dollars in thousands, except per share data)




                                             Three Months                   Nine Months
                                            Ended March 31,               Ended March 31,
                                            1998          1997           1998          1997
                                          -------      ----------     ----------      ------


Net sales                                $ 171,434      $ 144,719     $ 496,671      $ 415,404
Cost of sales                               91,030         81,411       264,788        237,597
                                         ---------      ---------     ---------      ---------
    Gross profit                            80,404         63,308       231,883        177,807

Operating expenses:
  Selling                                   28,338         22,965        81,232         61,000
  General and administrative                20,743         17,792        63,255         56,204
                                         ---------      ---------     ---------      ---------

    Operating income                        31,323         22,551        87,396         60,603
                                         ---------      ---------     ---------      ---------

Interest and other miscellaneous
  income, net                                1,084            577         2,886            921

Interest expense                             1,166          1,595         3,960          4,606
Amortization of deferred
  financing costs                               95            102           306            459
                                         ---------      ---------     ---------      ---------

  Income before income taxes and
         extraordinary charge               31,146         21,431        86,016         56,459

Income tax expense                          12,353          8,582        34,098         22,600
                                         ---------      ---------     ---------      ---------

Income before extraordinary
  charge                                    18,793         12,849        51,918         33,859

  Extraordinary charge, net of tax             802           --             802           --
                                         ---------      ---------     ---------      ---------

    Net income                           $  17,991      $  12,849     $  51,116      $  33,859
                                         =========      =========     =========      =========

Per share data (note 8):

  Basic earnings per common share:
   Net income before extraordinary
    charge                                    0.65           0.45          1.81           1.18

   Extraordinary charge, net of
    tax (note 3)                             (0.03)          --           (0.03)          --
                                         ---------      ---------     ---------      ---------

   Net income                            $    0.62      $    0.45     $    1.78      $    1.18
                                         =========      =========     =========      =========

   Basic weighted average common
    shares outstanding                      28,738         28,805        28,731         28,747

  Diluted earnings per common share:
   Net income before extraordinary
    charge                                    0.64           0.44          1.76           1.16

   Extraordinary charge, net of
    tax (note 3)                             (0.03)          --           (0.03)          --
                                         ---------      ---------     ---------      ---------

   Net income                            $    0.61      $    0.44     $    1.73      $    1.16
                                         =========      =========     =========      =========

   Diluted weighted average common
    shares outstanding                      29,595         29,263        29,423         29,271


See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)



                                                                       Nine Months
                                                                     Ended March 31,
                                                                     1998          1997
                                                                 ----------     -------


Operating activities:
  Net income                                                       $ 51,116      $ 33,859
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                                   11,945        12,725
     Provision for deferred income taxes                                408         1,824
     Other non-cash charges                                              56           421
     Extraordinary charge, net of tax                                   341          --
     Change in:
       Accounts receivable                                           (1,218)         (798)
       Inventories                                                   (8,239)        5,002
       Prepaid and other current assets                              (2,424)         (613)
       Other assets                                                    (865)         (114)
       Accounts payable                                              10,886         4,545
       Accrued expenses                                                 313          (630)
       Other long-term liabilities                                      (37)         (204)
                                                                   --------      --------

  Net cash provided by operating activities                          62,282        56,017
                                                                   --------      --------

Investing activities:
  Proceeds from the disposal of property, plant and equipment           812           110
  Proceeds from the disposal of property, plant and equipment,
    held for sale                                                      --           1,945
  Capital expenditures                                              (20,431)      (15,108)
  Payments received on long-term notes receivable                     1,352           949
  Disbursements made for long-term notes receivable                     (77)         (777)
  Redemptions of short term securities                               30,270          --
  Investments in short term securities                              (12,295)         --
                                                                   --------      --------

  Net cash used by investing activities                                (369)      (12,881)
                                                                   --------      --------

Financing activities:
  Redemption of senior notes                                        (52,543)       (9,384)
  Payments on revolving credit facilities                              --         (21,500)
  Borrowings on revolving credit facilities                            --          14,500
  Other long-term borrowings                                            111           794
  Payments on long-term debt, including current maturities             (112)         (118)
  Payments under capital leases                                      (1,226)       (1,547)
  Issuance of capital stock                                           2,636         1,407
  Payments to acquire Treasury stock                                 (5,149)       (2,198)
  Increase in deferred financing costs                                 --            (173)
  Payment of dividends                                               (2,587)       (1,725)
                                                                   --------      --------

  Net cash used by financing activities                             (58,870)      (19,944)
                                                                   --------      --------

Net increase in cash and cash
  equivalents                                                         3,043        23,192
Cash and cash eqivalents at
  beginning of period                                                21,866         9,078
                                                                   --------      --------

Cash and cash equivalents at
  at end of period                                                 $ 24,909      $ 32,270
                                                                   ========      ========

See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                        Nine Months Ended March 31, 1998
                                   (Unaudited)
                             (Dollars in thousands)




                                                   Additional
                                        Common       Paid-in       Treasury      Retained
                                        Stock        Capital        Stock         Earnings         Total
                                        -----        -------        -----         --------         -----



Balance at June 30, 1997              $     294     $ 257,684     $ (10,440)     $  17,896      $ 265,434

  Issuance of common stock                    2         2,634          --             --            2,636

  Purchase of 151,529 shares
    of treasury stock                      --            --          (5,149)          --           (5,149)

  Tax benefit associated with the
    exercise of employee options
    and warrants                           --           1,392          --             --            1,392

  Dividends declared                       --            --            --           (2,579)        (2,579)

  Net income                               --            --            --           51,116         51,116
                                      ---------     ---------     ---------      ---------      ---------

Balance at March 31, 1998             $     296     $ 261,710     $ (15,589)     $  66,433      $ 312,850
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

         In the opinion of the Company, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been included in the financial statements. The results of operations for the three and nine months ended March 31, 1998, are not necessarily indicative of results for the fiscal year.


(3)      Extraordinary Charge

         On March 15, 1998, the Company completed its optional early redemtion of all of its $52.4 million outstanding 8-3/4% Senior Notes, due on March 15, 2001, at 101.458% of par value. As a result of the early redemption, an extraordinary charge of $.8 million or $0.03 a share, net of tax benefit, was recorded. The extraordinary charge included the write-off of unamortized deferred financing costs associated with the Senior Notes and the premium related to the early redemption.

(4)      Inventories

         Inventories at March 31, 1998 and June 30, 1997 are summarized as follows (dollars in thousands):

                                           March 31,                June 30,
                                            1998                     1997
                                            ----                     ----

                  Retail merchandise       $ 37,285                $ 34,478
                  Finished products          29,719                  32,665
                  Work in process            15,679                  13,333
                  Raw materials              33,081                  27,049
                                            -------                 -------
                                           $115,764                $107,525
                                            =======                 =======

(5)      Contingencies

         The Company has been named as a potentially responsible party ("PRP") for the cleanup of four sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). Numerous

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)




         other parties have been identified as PRP's at these sites. Liability under CERCLA may be joint and several. The Company has total reserves of $500,000 applicable to these sites, which the Company believes is sufficient to cover any resulting liability. With respect to all of these sites, the Company believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the site. The Company has concluded its involvement with one site and has settled as a de-minimis party. For two of the sites, the remedial investigation is ongoing. A volume-based allocation of responsibility among the parties has been prepared. With respect to the fourth site, a consent decree to finally resolve the matter with the EPA has been signed. The Company believes there may be some delay in resolution due to objections of a non-signatory to the consent decree.


(6)      Wholly-Owned Subsidiary

         The Company owns all of the outstanding stock of Ethan Allen, has no material assets other than its ownership of Ethan Allen stock, and conducts all significant operating transactions through Ethan Allen. The Company has guaranteed Ethan Allen's obligations under its Credit Agreement and has pledged all the outstanding capital stock of Ethan Allen to secure its guarantee under its Credit Agreement.

         The condensed balance sheets of Ethan Allen as of March 31, 1998 and June 30, 1997 are as follows (dollars in thousands):

                                         March 31,     June 30,
                                           1998          1997
                                           ----          ----
         Assets

         Current assets                  $190,935      $194,704
         Non-current assets               258,855       244,880
                                          -------       -------

                  Total assets           $449,790      $439,584
                                          =======       =======

         Liabilities

         Current liabilities             $ 71,634      $ 62,398
         Non-current liabilities           45,651        99,040
                                          -------       -------

                  Total liabilities      $117,285      $161,438
                                          =======       =======

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)




         A summary of Ethan Allen's operating activity for the three and nine months ended March 31, 1998 and 1997, is as follows (dollars in thousands):

                                           Three Months       Nine Months
                                          Ended March 31,    Ended March 31,
                                        1998      1997       1998     1997
                                      --------  --------   -------- ------

         Net sales                    $171,434  $144,719   $496,671 $415,404
         Gross profit                   80,404    63,308    231,883  177,807
         Operating income               31,373    22,577     87,487   60,665
         Interest expense                1,166     1,595      3,960    4,606
         Amortization of deferred
           financing costs                  95       102        306      459
         Income before income
           tax expense and
           extraordinary charge         31,196    21,457     86,107   56,520
         Extraordinary charge
           (net of tax)                    802      -           802     -
         Net income                   $ 18,041  $ 12,875   $ 51,207 $ 33,920


(7)      Business Reorganization

         The Company implemented a business reorganization ("Reorganization") effective July 1, 1995, which permitted a separation of manufacturing operations from distribution and store operations. The Company believes that the separation of manufacturing operations from distribution and store operations provides for improved measures of performance including profitability of operations and return on assets, by allowing the Company to more easily allocate income, expenses and assets to the separate operations of the Company's business. The Reorganization consisted principally of the following elements: (i) the contribution of Ethan Allen's manufacturing equipment to Ethan Allen Manufacturing Corporation ("EAMC"), which is a wholly owned subsidiary of Ethan Allen, (ii) EAMC entered into operating lease arrangements with Ethan Allen for real property used in manufacturing operations, (iii) the contribution by Ethan Allen of certain of Ethan Allen's trademarks and service marks, design patents and related assets to Ethan Allen Finance Corporation ("EAFC") which is a wholly owned subsidiary of Ethan Allen,
         (iv) the full and unconditional guarantee on a senior unsecured basis of Ethan Allen's obligations under Ethan Allen's Credit Agreement by each of EAMC and EAFC and Andover Woods Products Inc. ("Andover"), a wholly owned subsidiary of Ethan Allen, (v) the execution of a management agreement and a service mark licensing agreement between Ethan Allen and EAFC, (vi) the execution of a management agreement and a trademark licensing agreement between EAMC and EAFC and (vii) the execution of a manufacturing agreement between Ethan Allen and EAMC. Ethan Allen continues to own its headquarters building in Danbury, Connecticut, the real property associated with EAMC's manufacturing operations and the assets and liabilities associated with the current Ethan Allen-owned retail operations and Ethan Allen's distribution, service and home delivery operations.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


         The summarized historical combined balance sheet information for the Guarantor Subsidiaries at March 31, 1998 and at June 30, 1997 is as follows (dollars in thousands):

                                      March 31,              June 30,
         Assets                         1998                   1997
         ------                      -----------            -------

         Current assets               $124,620               $ 85,355
         Non-current assets            171,428                168,540
                                       -------                -------
            Total assets              $296,048               $253,895
                                       =======                =======

         Liabilities

         Current liabilities          $ 36,300               $ 28,160
         Non-current liabilities        16,831                 16,893
                                       -------                -------
           Total liabilities          $ 53,131               $ 45,053
                                       =======                =======


         Summarized historical combined operating activity of the Guarantor Subsidiaries for the three and nine months ended March 31, 1998 and 1997 is as follows (dollars in thousands):

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      March 31,              March 31,
                                 1998         1997        1998         1997
                               --------     --------    --------     ------

         Net sales             $104,594     $ 93,110    $299,965     $255,292
         Gross profit            21,881       18,980      66,912       50,836
         Operating income        17,173       14,502      53,269       37,310
         Income before
           income taxes          18,220       15,613      56,439       40,630
         Net income            $ 11,005     $  9,446    $ 34,089     $ 24,581

         The summarized historical financial information for the Guarantor Subsidiaries above, has been derived from the financial statements of the Company.

(8)      Earnings Per Share

         During the quarter ended December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)



         "Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share. All prior period earnings per share data has been restated to conform with SFAS No. 128. The computation of basic and diluted earnings per share is presented below, in thousands, except per share data:



                                                 Three Months                        Nine Months
                                                      Ended                             Ended
                                                     March 31,                         March 31,
                                              1998              1997              1998             1997
                                            --------          --------          --------         ------



         Basic weighted average
          common shares
           outstanding                       28,738            28,805            28,731           28,747

         Net effect of potential
          commom stock                          857               458               692              524
                                             ------            ------            ------           ------

         Diluted weighted average
          common shares
           outstanding                       29,595            29,263            29,423           29,271
                                             ======            ======            ======           ======



                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

         Ethan Allen's revenues are primarily comprised of wholesale sales to dealer-owned stores and retail sales of Ethan Allen-owned stores as follows (dollars in millions):

                                  Three Months              Nine Months
                                     Ended                     Ended
                                    March 31,                March 31,
                                1998        1997         1998       1997
                              --------    --------     --------   ------
Revenues:
Net wholesale sales to
 dealer-owned stores           $108.7      $100.9       $310.7     $275.4
Net retail sales of Ethan
 Allen-owned stores              58.3        39.1        172.0      123.5
Other revenues                    4.4         4.7         14.0       16.5
                                -----       -----        -----      -----
  Total                        $171.4      $144.7       $496.7     $415.4
                                =====       =====        =====      =====


Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         Sales for the three months ended March 31, 1998 increased by $26.7 million, or 18.5%, over the corresponding period in the prior year to $171.4 million. Net sales to dealer-owned stores increased by 7.7% to $108.7 million, and net retail sales by Ethan Allen-owned stores increased by 49.5% to $58.3 million. The increase in sales to dealer-owned stores has resulted from increased sales from increased distribution through relocated and new stores, improved effectiveness of existing stores, new product offerings, and expanded national television advertising. At March 31, 1998, there were 309 total stores, of which 243 were dealer-owned stores, as compared to 295 total stores, of which 230 were dealer-owned, at March 31, 1997.

         The increase in retail sales by Ethan Allen-owned stores is attributable to a 33.6%, or $12.6 million, increase in comparable store sales, and an increase in sales generated by newly opened or acquired stores of $7.3 million, partially offset by closed stores, which generated $0.7 million less in sales in the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. The number of Ethan Allen-owned stores has increased to 66 at March 31, 1998, as compared to 65 at March 31, 1997.

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

         Gross profit for the three months ended March 31, 1998 increased by $17.1 million or 27.0% from the three months ended March 31, 1997 to $80.4 million. This increase is attributable to higher sales volume, combined with an increase in gross margin from 43.7% in the three months ended March 31, 1997 to 46.9% in the three months ended March 31, 1998. Gross margins have been favorably impacted by the leverage benefit of higher sales volume, greater manufacturing efficiencies, improvements in manufacturing technology and the higher proportionate share of retail sales relative to total sales.

         Selling, general and administrative expenses increased $8.3 million from $40.8 million or 28.2% of net sales in the three months ended March 31, 1997 to $49.1 million or 28.6% of net sales in the three months ended March 31, 1998.

The primary increase in operating expenses in the quarter arose from a $6.0 million increase in the retail division's expenses due primarily to the higher sales volumes and newer stores.

         Operating income for the three months ended March 31, 1998 was $31.3 million, (18.3% of sales) as compared to $22.6 million (15.6% of sales) in the prior year quarter. Wholesale operating income was $29.0 million for the three months ended March 31, 1998, compared to $24.0 million in the corresponding prior year quarter. Higher sales combined with higher gross margins favorably impacted wholesale operating income. Retail operating income was $3.5 million in the three months ended March 31, 1998, an increase of $2.9 million from the corresponding period in the prior year.

         Interest expense, including the amortization of deferred financing costs, for the three months ended March 31, 1998, decreased by $0.4 million to $1.3 million from $1.7 million in the three months ended March 31, 1997. The lower interest expense reflects lower debt balances outstanding.

         During the quarter ended March 31, 1998, the Company recorded an $.8 million extraordinary charge (net of tax benefit) related to the early retirement of its 8-3/4% Senior Notes due 2001. The extraordinary charge included the write-off of unamortized deferred financing costs and the premium paid related to the early redemption.

         Income tax expense of $12.4 million or an effective tax rate of 39.7%, was recorded for the three months ended March 31, 1998, compared to $8.6 million or an effective tax rate of 40.0%, in the prior year quarter.

         For the three months ended March 31, 1998, the Company reported net income of $18.0 million, as compared to net income for the three months ended March 31, 1997, of $12.8 million.


Nine Months Ended March 31, 1998 Compared to Nine Months Ended March 31, 1997

         Sales for the nine months ended March 31, 1998 increased by $81.3 million or 19.6%, over the nine months ended March 31, 1997 to $496.7 million. Net sales to dealer-owned stores increased by $35.3 million or 12.8% to $310.7 million and net retail sales by Ethan Allen-owned stores increased by $48.5 million or 39.3% to $172.0 million. The increase in sales to dealer-owned stores has resulted from increased distribution through new and relocated stores, a 3.5% wholesale price increase, increased effectiveness of existing stores, new product offerings, expanded national television advertising and an increase in annual sales events from six per year to eight per year.

         The increase in retail sales by Ethan Allen-owned stores is attributable to a 25.4% or $30.0 million increase in comparable store sales, and an increase in sales generated by newly opened or acquired stores of $20.4 million, partially offset by closed stores which generated $1.9 million less in sales in the nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997.

         Gross profit for the nine months ended March 31, 1998, increased by $54.1 million from the nine months ended March 31, 1997 to $231.9 million. This increase is attributable to higher sales volume and an improvement in gross margin from 42.8% in the nine months ended March 31, 1997 to 46.7% in the nine months ended March 31, 1998. The gross margin improvement is due to the leverage benefit of greater manufacturing volumes, greater manufacturing efficiencies, the benefit of the 3.5% wholesale price increase and improvements in manufacturing technology.

         Selling, general and administrative expenses increased $27.3 million from $117.2 million or 28.2% of net sales, in the fiscal 1997 period to $144.5 million or 29.1% of net sales in the fiscal 1998 period. This increase is attributable principally to an increase in operating expenses of the Company's retail division of $15.5 million, due to higher sales volumes and an increase in the number of Ethan Allen-owned stores and an $8.9 million increase in the Company's advertising expenses due to the expanded national television campaign effective January 1, 1997.

         Operating income for the nine months ended March 31, 1998 was $87.4 million or 17.6% of sales, as compared to $60.6 million or 14.6% of sales for the nine months ended March 31, 1997. Wholesale operating income was $79.2 million for the nine months ended March 31, 1998, an increase of $20.8 million or 35.6% as compared to the prior year. This increase is attributable to higher sales volumes and improved gross margins partially offset by higher operating expenses. Retail operating income was $10.2 million for the nine months ended March 31, 1998, as compared to $4.8 million for the nine months ended March 31, 1997.

         Interest expense, including the amortization of deferred financing costs, for the nine months ended March 31, 1998 decreased by $0.8 million to $4.3 million from $5.1 million in the prior year period, due to lower debt balances outstanding.

         Income tax expense of $34.1 million or an effective rate of 39.6%, was recorded for the nine months ended March 31, 1998 as compared to $22.6 million or an effective rate of 40.0%, in the prior year period.

         For the nine months ended March 31, 1998, the Company recorded net income of $51.1 million, compared to net income for the nine months ended March 31, 1997 of $33.9 million.

Financial Condition and Liquidity

         Principal sources of liquidity are cash flow from operations and additional borrowing capacity under the revolving credit facility. Net cash provided by operating activities totaled $62.3 million for the nine months ended March 31, 1998, as compared to $56.0 million in the nine months ended March 31, 1997. Net income for the nine months ended March 31, 1998 was $17.3 million higher than the net income reported for the nine months ended March 31, 1997. For the nine months ended March 31, 1998, inventories increased $8.2 million as compared to a $5.0 million reduction in the prior year period. Accounts payable increased $10.9 million in the nine months ended March 31, 1998 as compared to a $4.5 million increase in the prior year period. At March 31, 1998, the Company had working capital of $118.4 million and a current ratio of 2.63 to 1.

         During the nine months ended March 31, 1998, capital spending totaled $20.4 million as compared to $15.1 million in the nine months ended March 31, 1997. Capital expenditures in fiscal 1998 are anticipated to be approximately $27.0 million. The Company anticipates that cash from operations will be sufficient to fund this level of capital expenditures. The current level of anticipated capital spending, which is attributable primarily to manufacturing efficiency improvements and new store openings, is expected to continue for the foreseeable future.

         Total debt outstanding at March 31, 1998 is $14.1 million. At March 31, 1998, there are no outstanding revolving loans under the Credit Agreement. Trade and standby letters of credit of $12.6 million were outstanding as of March 31, 1998.

         On March 15, 1998, the Company completed its optional early redemption of all of its $52.4 million outstanding 8-3/4% Senior Notes, due on March 15, 2001, at 101.458% of par value. As a result of the early redemption, an extraordinary charge of $.8 million, net of tax benefit, was recorded. The extraordinary charge included the write-off of unamortized deferred financing costs associated with the Senior Notes and the premium related to the early redemption.

         As of March 31, 1998, aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $.4 million, $.2 million, $.2 million, $.2 million and $.2 million, respectively. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements.

         The Company may from time to time, either directly or through agents, repurchase its common stock in the open market through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. Depending on market prices and other conditions relevant to the Company, such purchases may be discontinued at any time. During the nine months ended March 31, 1998, the Company purchased 151,529 shares of its stock on the open market at an average price of $33.98 per share.

                           PART II. OTHER INFORMATION



Item 1. - Legal Proceedings

There has been no change to matters discussed in Business-Legal Proceedings in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 30, 1997.


Item 2. - Changes in Securities

There has been no change to matters discussed in Description and Ownership of Capital Stock in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 30, 1997, except as noted on the Form S-8 filed by the Company on March 13, 1998, pursuant to which the Company increased by 1,300,000 the authorized shares reserved for use in connection with the Stock Option Plan.


Item 6. - Exhibits and Reports on Form 8-K

Exhibits

    27.   EDGAR Financial Data Schedule

Reports on Form 8-K

     On February 11, 1998, the Company filed a Form 8-K relating to the redemption of the Company's Senior Notes.

                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ETHAN ALLEN INTERIORS INC.
                                  (Registrant)



DATE:  5/7/98                        BY: /s/ M. Farooq Kathwari
       ------                            ----------------------
                                         M. Farooq Kathwari
                                         Chairman of the Board
                                         President and Chief
                                         Executive Officer
                                         (Principal Executive Officer)



DATE:  5/7/98                        BY: /s/ Edward P. Schade
       ------                            --------------------
                                         Edward P. Schade
                                         Vice President &
                                         Treasurer
                                         (Principal Financial Officer)


DATE:  5/7/98                        BY:  /s/ Gerardo Burdo
       ------                             -----------------
                                          Gerardo Burdo
                                          Corporate Controller
                                          (Principal Accounting Officer)