Form 10-K
period 1998-06-30
ALLEN ETHAN INTERIORS INC
filed 1998-09-18
CIK 896156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] Annual Report  Pursuant to Section 13 or 15(d) of the  Securities  Exchange
    Act of 1934

For the fiscal year ended                 June 30, 1998
                         -----------------------------------------------------

                                                        or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_________________________to______________________

Commission file Number                    1-11806
                      ---------------------------------------------------------

 Ethan Allen Interiors Inc.; Ethan Allen Inc.; Ethan Allen Finance Corporation;
                      Ethan Allen Manufacturing Corporation
             (Exact name of registrant as specified in its charter)
         Delaware                                        06-1275288
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

      Ethan Allen Drive, Danbury, CT                       06811
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (203) 743-8000
                                                  --------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
           Title of Each Class                     On Which Registered
      ----------------------------            -----------------------------
      Common Stock, $.01 par value            New York Stock Exchange, Inc.


           Securities registered pursuant to Section 12(g) of the Act:
                                      None
--------------------------------------------------------------------------------
                                (Title of class)

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


     The aggregate market value of Common Stock, par value $.01 per share held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on August 28, 1998 was approximately $1,039,610,901. As of August 28, 1998, there were 28,192,838 shares of Common Stock, par value $.01 outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The definitive Proxy Statement for the 1998 Annual Shareholders Meeting is incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

Item                                                              Page

                                     PART I

     1.  Business                                                  2

     2.  Properties                                                8

     3.  Legal Proceedings                                         9

     4.  Submission of Matters to a Vote of Security Holders       10


                                     PART II

     5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                      11

     6.  Selected Financial Data                                  12

     7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      15

     8.  Financial Statements and Supplementary Data              21

     9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                      47


                                    PART III

  10.    Directors and Executive Officers of the Registrant       48

  11.    Executive Compensation                                   48

  12.    Security Ownership of Certain Beneficial Owners
         and Management                                           48

  13.    Certain Relationships and Related Transactions           48


                                     PART IV

  14.    Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K                                              49

         Signatures

                                     PART I


Item 1. Business

     Ethan Allen Inc. ("Ethan Allen") is a leading manufacturer and retailer of quality home furnishings, offering a full range of furniture products and accessories. Ethan Allen was founded in 1932 and has sold products since 1937 under the Ethan Allen brand name. Ethan Allen Interiors Inc. (the "Company") is a Delaware corporation, incorporated in 1989.

Industry Segments

     The Company's operations are classified into two business segments: wholesale and retail home furnishings. The wholesale home furnishings segment is principally involved in the manufacture, sale and distribution of home furnishing products to a network of independently-owned and Ethan Allen-owned stores. The retail home furnishings segment sells home furnishing products through a network of Ethan Allen-owned stores. These products consist of case goods (wood furniture), upholstered products, indoor/outdoor furniture, and home accessories. Refer to the information appearing in the section captioned "Segment Information" in the Company's Financial Statements on page 38.

Narrative Description of Business

     Ethan Allen manufactures and distributes four principal product lines: (i) case goods (wood furnishings), consisting primarily of bedroom and dining room furniture, wall units and tables; (ii) upholstered products, consisting primarily of sofas, loveseats, chairs, and recliners; (iii) home furnishing accessories including carpeting and area rugs, lighting products, clocks, wall decor, bedding ensembles, draperies and decorative accessories: and (iv) indoor\outdoor furnishings. The following table shows the approximate percentage of wholesale sales of home furnishing products for each of these product lines during the three most recent fiscal years:

                                                  Fiscal Year Ended June 30:
                                                  --------------------------
                                             1998            1997          1996
                                             ----            ----          ----

          Case Goods                          58%             58%           58%
          Upholstered
            Products                          28              30            30
          Home Furnishing
            Accessories                       13              12            12
          Indoor/Outdoor
            Furniture                          1              -             -
                                             ---             ---           ---
                                             100%            100%          100%
                                             ===             ===           ===

     Ethan Allen's product strategy has been to expand its home furnishings collections to appeal to a broader consumer base while providing good quality and value. Ethan Allen continuously monitors consumer demands through marketing research and through consultation with its dealers and store designers who provide valuable input on consumer tastes and needs. As a result, the Company is able to react quickly to changing consumer tastes and has added or revised seven major new home furnishing collections in the past five years. In addition, Ethan Allen continuously refines and enhances each collection by adding new pieces and, as appropriate, discontinuing or redesigning pieces. Approximately 90% of the Company's products have been redesigned over the last six years. This allows the Company to maintain focused lines within each style category which enhances efficiencies. In fiscal 1998, the Company's focus was on introducing its Home and Garden line of indoor/outdoor furniture, and updating its Country French collection.

     Current products are positioned in terms of selection, quality and value within what management believes are the four most important style categories in home furnishings today: Formal, American Country, Casual Contemporary, and

Classic Elegance.

     Ethan Allen's products are grouped into collections within these four lifestyle categories. Each collection includes case goods, upholstered products and accessories, each styled with distinct design characteristics. Accessories, including lighting, floor covering, wall decor, draperies and textiles, play an important role in Ethan Allen's marketing program as this enables the Company to provide a complete home furnishings collection. Ethan Allen's stores concept allows for the display of these categories in complete room settings which utilize the related collections to project the category lifestyle.

     The following is a summary of Ethan Allen's major categories of home furnishing collections:

                     PRINCIPAL
                     STYLE                            HOME FURNISHING           CASE GOOD            YEAR OF
   CATEGORY          CHARACTERISTICS                  COLLECTIONS               WOOD TYPE         INTRODUCTION
   --------          ---------------                  -----------               ---------         ------------

   Formal            An opulent style, which          Georgian Court            Cherry              1965
                     includes English 18th            18th Century              Mahogany            1987
                     Century and 19th Century         Medallion                 Cherry              1990

                     Neo-Classic styling.             Regents Park              Cherry              1995

   American          Updated country style.           Farmhouse Pine            Pine                1988
   Country                                            Country Crossings         Maple               1993
                                                      Country Colors            Maple               1995
                                                      American Artisan          Oak                 1998

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

   Classic           A relaxed yet sophisticated      Collectors Classics       Various             Various
   Elegance          mix of furnishings inspired      Legacy Collection         Maple               1992
                     by designs found in the          British Classics          Maple               1995
                     countryside of Europe.           Country French            Birch               Revised 1998

Ethan Allen Store Network

         Ethan Allen Stores. Ethan Allen's products are sold by a network of 310 Ethan Allen stores which exclusively sell Ethan Allen's products. As of June 30, 1998, Ethan Allen owned and operated 67 stores and independent dealers owned and operated 223 North American stores and 20 stores abroad. In the past six years, Ethan Allen has opened over 140 new stores, many of them relocations. Sales to independent dealer-owned stores accounted for approximately 63% of total net sales of the Company in fiscal 1998. The ten largest independent dealers own a total of 44 stores, which accounted for approximately 22% of net orders booked in fiscal 1998.

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

          Retail Store Concept. Ethan Allen's retail concept is flexible in size and format depending on the limits of real estate and the retail environment. Although stores range in size from approximately 6,000 square feet to 30,000 square feet, the average size of a store is about 15,000 square feet. Depending on the opportunity in the market, stores are located in busy urban settings, suburban strip malls and free-standing destination stores.

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

          In  1992,  Ethan  Allen  instituted  a new  image  and  logo  program.
Additionally, Ethan Allen undertook a program to renovate the exterior of its stores. As of June 30, 1998, this renovation program has been substantially completed with 273 or 88% of all stores (including dealer-owned and Ethan Allen-owned stores) having either implemented new exteriors or are currently under renovation. Ethan Allen also provides display planning assistance to dealers to support them in updating the interior projection of their stores. In May 1997, the Company unveiled a 30,000 square foot prototype store in Stamford, Connecticut. The store is divided into three-stores-in-one and positions Ethan Allen as specialists in casual styles, classic designs and decorative accessory retailing. It features two fully designed show homes to inspire consumers and show them how product could look in their homes. In addition, it presents products in focused vignettes that are easy and relatively inexpensive to update each season. Information displays educate consumers as they travel throughout the store. In the fall of 1997, the Company adapted this concept into a smaller 15,000 - 20,000 square foot format and presented the new format to the Company's retail network. In less than a year, thirty-five stores have incorporated or are currently in the process of incorporating this new interior design. Consumer response has been strong and Ethan Allen hopes to have its entire retail network incorporate the new interior look in the next few years.

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

         Ethan Allen's in-house staff, working with a leading advertising firm, has developed and implemented what the Company believes is the most extensive national television campaign in the home furnishings industry. This campaign is designed to support the eight annual sale periods and to increase the flow of traffic into stores during the sale periods. Ethan Allen television advertising is aired approximately 28 weeks per year.

         Ethan Allen Interiors magazine, which features Ethan Allen's home furnishing collections, is one of Ethan Allen's most important marketing tools. Over 55 million copies of the magazine, which features sale products, are distributed to consumers during the eight sale periods. The Company publishes and sells the magazines to its dealers who, with demographic information collected through independent market research, are able to target potential consumers.

         Ethan Allen's television advertising and direct mail efforts are supported by strong print campaigns in various markets, and in leading home fashion magazines using advertisements and public relations efforts. The Company coordinates significant advertisements in major newspapers in its major markets. The Ethan Allen Treasury, a complete catalogue of the Ethan Allen home collection which is distributed in the stores, is one of the most comprehensive home furnishing catalogues in the industry.

Manufacturing

         Ethan Allen is one of the ten largest manufacturers of household furniture in the United States. Ethan Allen manufactures and/or assembles approximately 90% of its products at 21 manufacturing facilities which includes 3 saw mills, thereby maintaining control over cost, quality and service to its consumers. The case goods facilities are located close to sources of raw materials and skilled craftsmen, predominantly in the Northeast and Southeast regions of the country. Upholstery facilities are located across the country in order to reduce shipping costs to stores and based upon the availability of skilled craftsmen. Management believes that its manufacturing facilities with reasonable investments are currently well positioned to accommodate sales growth.

Distribution

         Ethan Allen distributes its products primarily through seven regional distribution centers and terminals strategically located throughout the United States. These distribution centers and terminals hold finished products received from Ethan Allen's manufacturing facilities for shipment to Ethan Allen's dealers or home delivery service centers. Ethan Allen stocks case goods and accessories to provide for quick delivery of in-stock items and to allow for more efficient production runs.

         Approximately 35% of shipments are made to and from the distribution and home delivery service centers by the Company's fleet of trucks and trailers. The balance of Ethan Allen's shipments are sub-contracted to independent carriers. Approximately 85% of Ethan Allen-owned delivery vehicles are leased under three to five-year leases.

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

Raw Materials and Suppliers

         The most important raw materials used by Ethan Allen in furniture manufacturing are lumber, veneers, plywood, particle board, hardware, glue, finishing materials, glass, mirrored glass, laminates and fabrics. The various types of wood used in Ethan Allen's products include cherry, oak, maple, prima vera, mahogany, birch and pine, substantially all of which are purchased domesti cally. Fabrics and other raw materials are purchased both domestically and abroad. Ethan Allen has no long-term supply contracts, and has experienced no significant problems in supplying its operations. Ethan Allen maintains a number of sources for its raw materials which management believes contribute to its ability to obtain competitive pricing for raw materials. Lumber prices fluctuate over time depending on factors such as weather and demand, which impact availability. Upward trends in prices could have a short-term impact on margins. Management believes however, such increases in cost would be substantially offset by further improvements in manufacturing efficiencies. A sufficient inventory of lumber and fabric is usually stocked to maintain approximately 10 to 19 weeks of production. Management believes that its sources of supply for these materials are adequate and that it is not dependent on any one supplier.

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

         Furniture Today (a leading industry publication) published a survey of America's Top 100 Furniture Retailers for 1997 which ranked Ethan Allen's retail network as the largest single-source store network for home furnishings in the country. According to the survey, the nation's 100 largest furniture retailers accounted for 41% of all furniture sales in the United States in 1996. The September 15, 1997 issue of Home Furnishings News noted that Ethan Allen ranked as the highest home furnishings brand that has a vertically integrated structure.

Trademarks

         Ethan Allen currently holds numerous trademarks, service marks and design patents for the Ethan Allen name, logos and designs in a broad range of classes for both products and services. Ethan Allen also holds international registrations for Ethan Allen trademarks in thirty-four foreign countries and has applications for registration pending in thirty-seven other foreign countries. Ethan Allen has registered or has applications pending for many of its major collection names as well as certain of its slogans coined for use in connection with retail sales and other services. Ethan Allen views its trade and service marks as valuable assets and has an on-going program to diligently police their unauthorized use through institution of legal action.

Backlog and Net Orders Booked

         As of June 30, 1998, Ethan Allen had a wholesale backlog of approximately $68.6 million, compared to a backlog of $43.3 million as of June 30, 1997. The backlog is anticipated to be serviced in the first quarter of fiscal 1999. Backlog at any point in time is primarily a result of net orders booked in prior periods, manufacturing schedules and the timing of product shipments. Net orders booked at the wholesale level from all Ethan Allen stores (including all independently-owned and Ethan Allen-owned stores) for the three months and twelve months ended June 30, 1998 were $148.9 million and $585.6 million, respectively, resulting in an increase of 23.7% and 19.3% for the three months ended June 30, 1998 and for the fiscal year 1998, respectively. Net orders booked in any period are recorded based on wholesale prices and do not reflect the additional retail margins produced by the Ethan Allen-owned stores.

Employees

         Ethan Allen has 7,018 employees as of June 30, 1998. Approximately 8% of the employees are represented by unions under collective bargaining agreements. Ethan Allen believes it has good relations with its employees and there have been no work stoppages during the last three years.

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

         Ethan Allen has 21 manufacturing facilities, which includes 3 saw mills located in 11 states, all of which are owned, with the exception of a leased upholstery plant in California, totaling 122,300 square feet. These facilities consist of 12 case goods manufacturing plants, totaling 3,019,500 square feet (including three sawmills), six upholstered furniture plants, totaling 1,361,500 square feet and three plants involved in the manufacture and assembly of Ethan Allen's non-furniture coordinates totaling 413,200 square feet. In addition, Ethan Allen owns five and leases two distribution warehouses, totaling 860,400 square feet, and leases two home delivery service centers aggregating 102,800 square feet. The Company's manufacturing and distribution facilities are located in North Carolina, Vermont, Pennsylvania, Virginia, New York, Oklahoma, California, New Jersey, Georgia, Indiana, Maine, and Massachusetts.

         Ethan Allen operates 67 Ethan Allen stores in the United States, of which 19 stores are owned and 48 stores are leased.

         Certain store properties are subject to mortgage loan agreements. In addition, Ethan Allen's Maiden, North Carolina facility was financed with an industrial revenue bond. Ethan Allen believes that all of its properties are well maintained and in good condition.

         Ethan Allen estimates that its case goods, upholstery, and accessory divisions are currently operating at approximately 90% of capacity. Management believes it has significant additional capacity at many facilities, which it could utilize with minimal additional capital expenditures by adding multiple shift operations. Ethan Allen considers its present manufacturing capacity to be sufficient for its foreseeable needs.

Item 3. Legal Proceedings

         Ethan Allen is a party to various legal actions with customers, employees and others arising in the normal course of its business. Ethan Allen maintains liability insurance which Ethan Allen believes is adequate for its needs and commensurate with other companies in the home furnishings industry. Ethan Allen believes that the final resolution of pending actions (including any potential liability not fully covered by insurance) will not have a substantial adverse effect on the Company's results of operations and financial position.

Environmental Matters

         The Company has been named as a potentially responsible party ("PRP") for the cleanup of four sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). Numerous other parties have been identified as PRP's at these sites. The Company believes its share of waste contributed to these sites is small in relation to the total; however, liability under CERCLA may be joint and several. The Company has total reserves of $500,000 applicable to these sites, which the Company believes would be sufficient to cover any resulting liability. With respect to all of these sites, the Company believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the site. The Company has concluded its involvement with one site and settled as a de-minimis party. For two of the sites, the remedial investigation is ongoing. A volume based allocation of responsibility among the parties has been prepared. With respect to the fourth site, a consent decree to finally resolve the matter with the EPA has been signed.

         Ethan Allen is subject to other federal, state and local environmental protection laws and regulations and is involved from time to time in investigations and proceedings regarding environmental matters. The Company is regulated under several federal, state and local laws and regulations concerning air emissions, water discharges, and management of solid and hazardous wastes. The Company believes that its facilities are in material compliance with all applicable laws and regulations. Regulations issued under the Clean Air Act
Amendments of 1990 required the Company to reformulate certain furniture finishes or institute process changes to reduce emissions of volatile organic compounds. These requirements have been implemented via high solids coating technology and alternative formulations. Ethan Allen has implemented a variety of technical and procedural controls, such as reformulating of finishing materials to reduce toxicity, implementation of high velocity low pressure spray systems, development of inspections/audit teams including coating emissions reductions teams at all finishing factories and storm water protection plans and controls, that have reduced emissions per unit of production. In addition, Ethan Allen is currently reclassifying its waste as part of the factory waste minimization programs, developing environment and safety job hazard analysis programs on the shop floor to reduce emissions and safety risks, and developing an auditing system to control and ensure consistent protocols and procedures are applied. The Company will continue to evaluate the best applicable, cost effective, control technologies for finishing operations and design hazardous materials out of the manufacturing processes.

Item 4.  Submission of Matters to a Vote of Security Holders

     The following matters were submitted to security holders of the Company in fiscal 1998:

     o       Election of William W. Sprague as Director


     o Proposal for ratification of KPMG Peat Marwick LLP as Independent Auditors for the 1998 fiscal year.

     o Proposal to approve amendment to the 1992 Stock Option Plan to increase by 1,300,000 the authorized shares reserved for use in connection with the Stock Option Plan.

     o Proposal to approve the Incentive Performance Bonus Provisions of the New Employment Agreement as of July 1, 1997 for M. Farooq Kathwari, Chairman of the Board, Chief Executive Officer and President.

     o Approval of an Amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 35,000,000 to 70,000,000.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock is traded on the New York Stock Exchange. The following table indicates the high and low sales prices of the Company's Common Stock as reported on the New York Stock Exchange Composite Tape, as adjusted for the two-for-one stock split:

                                                       Market Price
                                                       ------------
                                                      High      Low
                                                      ----      ---

         Fiscal 1998
         -----------

         Fourth Quarter                              64 1/2   45 3/8
         Third Quarter                               66 5/8   34 5/16
         Second Quarter                              42 7/8   30
         First Quarter                               37 13/16 24 25/32


         Fiscal 1997
         -----------

         Fourth Quarter                              29 3/16  19 5/8
         Third Quarter                               25 7/16  18 1/2
         Second Quarter                              19 1/2   14 11/16
         First Quarter                               15 3/4   10 1/2


         As of August 28, 1998, there were approximately 413 share holders of record of the Company's Common Stock.

         On April 30, 1998, the Company declared a $.04 per common share dividend for all holders of record on July 10, 1998 and payment date of July 24, 1998. The Company expects to continue to declare quarterly dividends for the foreseeable future.

Item 6. Selected Financial Data

         The  following   table  sets  forth  summary   consolidated   financial
information of the Company for the years and dates indicated (dollars in thousands, except per share data):


                                                                      Fiscal Years Ended June 30,
                                         -------------------------------------------------------------------------
                                          1998            1997           1996               1995            1994
                                        --------        --------       --------           --------        --------
Statement of Operations Data:

Net sales                               $679,321        $571,838      $509,776           $476,111         $437,286


Cost of sales                            363,746         323,600       304,650            291,038          266,504


Selling, general and
 administrative expenses                 195,885         162,389       149,559            137,387          120,569


Expenses related to business
 reorganization and write-down
 of assets held for sale (1)                -               -             -                 1,550             -
                                         -------         -------       -------            -------          -------


Operating income                         119,690          85,849        55,567             46,136           50,213


Interest and other
 miscellaneous income, net                 3,449           1,272         1,039              1,766            1,732
                                         -------         -------       -------            -------          -------


Income before interest expense,
 income taxes, extraordinary
 charge and cumulative effect
 of accounting change                    123,139          87,121        56,606             47,902           51,945
                                         -------         -------       -------            -------          -------


Interest expense (2)                       4,609           6,427         9,616             11,937           13,327


Income tax expense                        46,582          31,954        18,845             13,233(3)        16,047
                                         -------         -------       -------            -------           ------


Income before extraordinary
 charge and cumulative
 effect of accounting
 change                                   71,948          48,740        28,145             22,732           22,571


Extraordinary charge (net of tax)           (802)(8)         -             -               (2,073)(4)          -


Cumulative effect of
 accounting change                           -               -             -                 1,467(5)          -
                                         -------         -------       -------             -------         -------


Net income                              $ 71,146        $ 48,740(6)   $ 28,145           $ 22,126         $ 22,571
                                         =======         =======       =======             ======          =======


Other information:

Depreciation and amortization           $ 15,504        $ 15,848      $ 16,761           $ 16,098         $ 15,859



Per Share Data: (7)

Net income per basic share              $   2.48        $   1.69      $   0.98           $   0.77         $   0.81(6)


Basic weighted average shares
 outstanding                              28,700          28,793        28,624             28,664           27,940


Net income per diluted share            $   2.42        $   1.67      $   0.97           $   0.76         $   0.80(6)

Diluted weighted average
 shares outstanding                       29,424          29,210        29,128             29,246           28,282

Cash dividends declared                 $   0.14        $   0.10      $   0.04           $   -            $   -


Balance Sheet Data (at End of Period):
Working capital                         $114,287        $131,421      $109,147           $122,681         $103,709


Property, plant and
 equipment, net                          188,171         171,406       159,634            161,115          164,615


Total assets                             433,123         427,784       395,981            408,288          413,287


Long-term debt including
 capital lease obligations                12,496          66,766        82,681            127,032          139,175


Shareholders' equity                     314,320         265,434       220,293            193,098          171,166



Footnotes on following page.

                        Notes to Selected Financial Data
                             (Dollars in thousands)



(1) Included in the $1,550 charge in fiscal 1995 are fees associated with the business reorganization (refer to note 12 of the Consolidated Financial Statements) and the write-down of property and plants held for sale to fair market value.

(2)      Interest  expense  includes  a  non-cash   component  relating  to  the
         amortization of deferred financing costs. Amount for each fiscal year is presented as follows:

                  1998       1997       1996       1995       1994
                  ----       ----       ----       ----       ----
                 $ 364      $ 490      $ 596      $1,160     $1,384

(3) Includes a $1.7 million credit to income tax expense, resulting from the restatement of deferred taxes to reflect the Company's expected future effective tax rate upon the completion of the business reorganization.

(4) During fiscal 1995, the Company entered into a bank credit agreement to provide up to $110,000 of senior secured debt. As a result of the repayment of debt, an extraordinary charge of $3,484 in the aggregate, $2,073 net of tax benefit or $.07 a share (adjusted for the two-for-one stock split) was recorded relating to the write-off of unamortized deferred financing costs associated with the existing bank financing.

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

(7) Amounts have been retroactively adjusted to reflect the two-for-one stock split on September 2, 1997.

(8) During fiscal 1998, the Company completed its optional early redemption of all of its $52.4 million then-outstanding 8-3/4% Senior Notes, due on March 15, 2001, at 101.458% of par value. As a result of the early redemption, an extraordinary charge of $.8 million, net of tax benefit, was recorded. The extraordinary charge included the write-off of unamortized deferred financing costs associated with the Senior Notes and the premium related to the early redemption.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of results of operations and financial condition is based upon and should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto included under Item 8 of this Report.

Forward-Looking Statements

     Management's discussion and analysis of financial condition and results of operations and other sections of this annual report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, technology developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

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

Results of Operations:

      Ethan Allen's revenues are comprised of wholesale sales to dealer-owned stores and retail sales of Ethan Allen-owned stores as follows (dollars in millions):

                                   Fiscal Years Ended June 30,
                                   ---------------------------
                                     1998      1997     1996
                                     ----      ----     ----
Revenues:
Net wholesale sales to
 dealer-owned stores                $425.5    $374.6   $330.8
Net retail sales of Ethan
 Allen-owned stores                  235.2     175.8    155.6
Other revenues                        18.6      21.4     23.4
                                    ------    ------   ------
Total                               $679.3    $571.8   $509.8
                                    ======    ======   ======


  Fiscal 1998 Compared to Fiscal 1997

      Sales in fiscal 1998 increased by $107.5 million or 18.8% from fiscal 1997 to $679.3 million. Net sales to dealer-owned stores increased by 13.6% to $425.5 million and net retail sales by Ethan Allen-owned stores increased by 33.8% to $235.2 million. Sales growth has resulted from increased sales from relocated and new stores, improved effectiveness of existing stores, the full benefit of the 3.5% wholesale price increase effective January 1, 1997, new product offerings, and expanded national television advertising. During fiscal 1998, the Company opened 21 new stores, of which 3 stores represented relocations. At June 30, 1998, there were 310 total stores, of which 243 were dealer-owned stores. The Company's objective is to continue the expansion of both the dealer-owned and Ethan Allen-owned stores.

      The increase in retail sales by Ethan Allen-owned stores is attributable to a 33.6% or $56.7 million increase in comparable store sales, and an increase in sales generated by newly opened or acquired stores of $5.8 million, partially offset by closed stores, which generated $3.1 million less sales in fiscal 1998 as compared to fiscal 1997. The number of Ethan Allen-owned stores has increased to 67 at June 1998 as compared to 65 at June 1997.

      Comparable stores are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened stores. Stores acquired from dealers by Ethan Allen are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.

      Gross profit for fiscal 1998 increased by $67.4 million or 27.1% from fiscal 1997 to $315.6 million. This increase is attributable to higher sales volume, combined with an increase in gross margin from 43.4% in fiscal 1997 to 46.5% in fiscal 1998. Gross margins have been favorably impacted by higher sales volumes, greater manufacturing efficiencies, improvements in manufacturing technology, and a higher percentage of retail sales to total sales. These factors are partially offset by higher lumber and other raw materials cost.

      Operating expenses increased $33.5 million from $162.4 million or 28.4% of net sales in fiscal 1997 to $195.9 million or 28.8% of net sales, in fiscal 1998. This increase is attributable to an increase in operating expenses in the Company's retail division of $19.9 million due to higher sales volume and additional Ethan Allen-owned stores. Additionally, wholesale operating expenses increased due to a $10.4 million rise in the Company's advertising expense primarily due to additional national television costs. The Company implemented a new national television campaign on January 1, 1997.

      Operating income for fiscal 1998 was $119.7 million, an increase of $33.9 million or 39.4%, as compared to fiscal 1997. Wholesale operating income was $108.0 million in fiscal 1998, an increase of $25.2 million or 30.5% as compared to the prior year. This increase is attributable to higher sales volumes, increased gross margins reflecting, in part, improved efficiencies, the full benefit of the 3.5% price increase effective January 1, 1997 and continued monitoring of expenses. Retail operating income was $13.7 million in fiscal 1998, an improvement of $6.3 million or 85.3% as compared to fiscal 1997. This increase is attributable to higher retail sales volume, partially offset by higher operating expenses related to the higher volumes.

      Interest expense, including the amortization of deferred financing costs, for fiscal 1998 decreased by $1.8 million to $4.6 million, due to lower debt balances and lower amortization of deferred financing costs. Interest expense excludes the accelerated write-off of the deferred financing cost related to the Senior Note redemption, which was reported separately as an extraordinary charge, net of tax benefit.

      Income tax expense of $46.6 million was recorded in fiscal 1998. The Company's effective tax rate for fiscal 1998 was 39.3% as compared to 39.6% in fiscal 1997.

      During the year ended June 30, 1998, the Company recorded an $.8 million extraordinary charge (net of tax benefit) related to the early retirement of its 8-3/4% Senior Notes due 2001. The extraordinary charge included the write-off of unamortized deferred financing costs and the premium paid related to the early redemption.

      In fiscal 1998, the Company recorded net income of $71.1 million, an increase of 46.0%, compared to $48.7 million in fiscal 1997.


Fiscal 1997 Compared to Fiscal 1996

      Sales in fiscal 1997 increased by $62.0 million or 12.2% from fiscal 1996 to $571.8 million. Net sales to dealer-owned stores increased by 13.2% to $374.6 million and net retail sales by Ethan Allen-owned stores increased by 13.0% to $175.8 million. Sales growth has resulted from increased sales from relocated and new stores, improved effectiveness of existing stores, a 3.5% wholesale price increase effective January 1, 1997, new product offerings, and expanded national television advertising. During fiscal 1997, the Company opened 22 new stores, of which 3 stores represented relocations. At June 30, 1997, there were 299 total stores, of which 234 were dealer-owned stores.

      The increase in retail sales by Ethan Allen-owned stores is attributable to a 9.4% or $13.6 million increase in comparable store sales and an increase in sales generated by newly opened or acquired stores of $11.6 million, partially offset by closed stores, which generated $5.0 million less sales in fiscal 1997 as compared to fiscal 1996. The number of Ethan Allen-owned stores has increased to 65 at June 1997 as compared to 60 at June 1996.

      Gross profit for fiscal 1997 increased by $43.1 million, or 21.0%, from fiscal 1996 to $248.2 million. This increase is attributable to a higher sales volume, combined with an increase in gross margin from 40.2% in fiscal 1996 to 43.4% in fiscal 1997. Gross margins have been favorably impacted by greater manufacturing efficiencies, improvements in manufacturing technology, a 3.5% wholesale price increase and lower employee benefit costs. These factors are partially offset by higher lumber and other raw material cost.

      Operating expenses increased $12.8 million from $149.6 million or 29.3% of net sales in fiscal 1996 to $162.4 million or 28.4% of net sales in fiscal 1997. This increase is attributable to an increase in operating expenses in the Company's retail division of $5.3 million, due to higher sales volume, and additional Ethan Allen-owned stores. Additionally, wholesale operating expenses increased due to a $7.6 million increase in the Company's advertising expense due to the expanded national television campaign effective January 1, 1997.

      Operating income for fiscal 1997 was $85.8 million, an increase of $30.2 million or 54.5%, as compared to fiscal 1996. Wholesale operating income was $52.7 million in fiscal 1996. Wholesale operating income was $82.8 million in fiscal 1997, an increase of $30.1 million or 57.0% as compared to the prior year. This increase is attributable to higher sales volumes, increased gross margins reflecting, in part, improved efficiencies, and continued monitoring of expenses. Retail operating income was $7.4 million in fiscal 1997, an improvement of $3.3 million as compared to fiscal 1996. This increase is attributable to higher retail sales volumes, partially offset by higher operating expenses related to higher volumes.

      Interest expense, including the amortization of deferred financing costs, for fiscal 1997 decreased by $3.2 million to $6.4 million, due to lower debt balances and lower amortization of deferred financing costs.

      Income tax expense of $32.0 million was recorded in fiscal 1997. The Company's effective tax rate for fiscal 1997 was 39.6% as compared to 40.1% in fiscal 1996.

      In fiscal 1997, the Company recorded net income of $48.7 million, an increase of 73.1%, compared to $28.1 million in fiscal 1996.


Financial Condition and Liquidity

      The Company's principal sources of liquidity are cash flow from operations and borrowing capacity under a revolving credit facility. Net cash provided by operating activities totaled $87.6 million for fiscal 1998 as compared to $78.3 million in fiscal 1997 and $61.1 million in fiscal 1996. The 1998 increase is due principally to an increase in net income of $22.4 million and an increase in accounts payable of $11.6 million in fiscal 1998 as compared to a $5.1 million increase in fiscal 1997. These amounts are partially offset by a $6.8 million increase in inventory in fiscal 1998 as compared to a $2.7 million reduction in inventory in fiscal 1997, combined with a $3.3 million increase in accounts receivable in fiscal 1998, as compared to a $1.8 million reduction in accounts receivable in 1997. Net cash provided by operating activities was also negatively impacted in fiscal 1998 by a $4.0 million increase in prepaids and other current assets as compared to a $.7 million reduction in the prepaid and other current assets balance in fiscal 1997. At June 30, 1998, the Company had working capital of $114.3 million and a current ratio of 2.55 to 1.

      During fiscal 1998, capital spending totaled $29.7 million as compared to $23.4 million and $13.3 million in fiscal 1997 and 1996, respectively. Capital expenditures in fiscal 1999 are anticipated to be approximately $50.0 million.

The Company anticipates that cash from operations will be sufficient to fund this level of capital expenditures. The increased level of capital spending, which is attributable to new store openings and expanding manufacturing capacity, is expected to continue for the foreseeable future.

      Total debt outstanding at June 30, 1998 is $13.4 million. At June 30, 1998, there are no outstanding revolving loans under the Credit Agreement. The Company had $85.4 million available under its revolving credit facility at June 30, 1998. Trade and standby letters of credit of $14.6 million were outstanding as of June 30, 1998. During fiscal 1998, the Company completed its optional early redemption of all of its $52.4 million outstanding 8-3/4% Senior Notes, due on March 15, 2001, at 101.458% of par value. As a result of the early redemption, an extraordinary charge of $.8 million, net of tax benefit, was recorded. The extraordinary charge included the write-off of unamortized deferred financing costs associated with the Senior Notes and the premium related to the early redemption. During fiscal 1998, 1997 and 1996, $.1 million, $9.5 million and $6.0 million, respectively, principal amount of Senior Notes were repurchased. The Company may also, from time to time, either directly or through agents, repurchase its common stock in the open market through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. The Company is currently authorized to repurchase a total of 1,500,000 shares. Depending on market prices and other conditions relevant to the Company, such purchases may be discontinued at any time. During fiscal 1998 and 1997, the Company purchased 516,064 shares of its stock at an average price of $45.17 per share and 333,296 shares at an average price of $21.75, respectively.

      As of June 30, 1998, aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $0.2 million, $0.4 million, $0.2 million, $0.2 million and $0.2 million, respectively. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements.

Impact of Inflation

      The Company does not believe that inflation has had a material impact on its profitability during the last three fiscal years. In the past, the Company has generally been able to increase prices to offset increases in operating costs.

Income Taxes

      At June 30, 1998, the Company has approximately $26.0 million of net operating loss carryovers ("NOL's") for federal income tax purposes. The Recapitalization triggered an "ownership change" of the Company, as defined in
Section 382 of the Internal Revenue Code of 1986, as amended, resulting in an annual limitation on the utilization of the NOL's by the Company of approximately $3.9 million.

Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 requires companies to report comprehensive income and SFAS No. 131 requires companies to report segment information as it is used internally to evaluate segment performance. These statements merely provide for additional disclosure requirements. The Company is required to adopt these new standards in fiscal 1999.

      During 1998, the American Institute of Certified Public Accountants ("AICPA") released its statement of Position No. 98-1 ("SOP 98-1") "Accounting for the costs of Computer Software Developed or Obtained for Internal Use" and Statement of Position No. 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities", both of which are effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that the costs related to the preliminary project stage and the post-implementation stage of an internal-use computer software development project be expensed as incurred. SOP 98-5 requires that the costs of start-up activities be expensed as incurred.

Currently, the Company defers all costs incurred prior to the opening of a new Ethan Allen-owned store and amortizes these costs over the store's first twelve months of operations. SOP 98-5 requires companies to report the initial application of the standard as a cumulative effect of an accounting change. The Company is not required to adopt these standards until fiscal 2000. Management believes that the adoption of these standards will not have a material effect on the Company's results.

Year 2000

       The Company expects to implement the systems and programming changes necessary to address Year 2000 issues and does not believe the cost of such actions will have a material effect on the Company's results of operations or financial condition. However, there is no guarantee that the Company, its suppliers or other third parties will be able to make all of the modifications necessary to address Year 2000 issues on a timely basis. This could have a material adverse effect on the Company's business, financial condition and results of operations. The Company views all of its retail, wholesale and manufacturing applications as mission critical. The Company recently converted its retail, wholesale and a portion of its manufacturing applications onto one single mid range computer, utilizing newly acquired integrated software. The newly implemented software is substantially compliant, with all date fields expanded to four digits. The Company has set up a redundant environment and has rolled the date forward to the year 2000 and is testing all of its business transactions. The testing of these recently implemented applications is expected to be completed by December 31, 1998.

      Concurrently with the aforementioned project, the Company has been remediating its pre-existing manufacturing systems. This process is complete in the Company's wood manufacturing facilities. Substantial progress has been made in the Company's upholstered and accessory manufacturing systems. These systems are expected to be fully compliant by December 31, 1998.

      Investments have been made in the Company's peripheral hardware. These investments were necessitated by the retail and wholesale systems conversion. The Company is currently compiling a list of hardware and associated software that has not been recently replaced. The Company expects all hardware to be remediated or replaced by June 30, 1999.

      The Company's vertical integrated structure might to some degree mitigate the impact of third parties' Year 2000 issues to adversely affect the Company. However, the Company anticipates the possibility that not all of its vendors, retailers and other third parties will have taken the necessary steps to adequately address their respective Year 2000 issues on a timely basis. In order to minimize the impact on the Company, a project team has been formed to monitor the activities of third parties, including sending out inquiries and evaluating responses.

      Notwithstanding the progress the Company has made thus far in remediating its existing systems and implementing new systems, the Company is proceeding in drafting a formal contingency plan. The Company intends to continue monitoring the progress of others in order to determine whether adequate services will be provided to run the Company's operations in the Year 2000.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

         The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short term debt, if required, is used to meet working capital requirements and long term debt is generally used to finance long term investments. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. At June 30, 1998, the Company had no short term debt outstanding and total long term debt outstanding of $11.5 million. Currently, the Company has outstanding only one debt instrument (principal amount of $4.6 million) which has a variable interest rate. Using a yield to maturity analysis and assuming an increase in the interest rate on this debt of 36 basis points (10% fluctuation in the rate), interest rate variability on this debt would not have a material effect on the Company's financial results.

Currently, the Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure.

Item 8. Financial Statements and Supplementary Data


                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
Ethan Allen Interiors Inc.:


We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and Subsidiary (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethan Allen Interiors Inc. and Subsidiary as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                                           KPMG PEAT MARWICK LLP

Stamford, Connecticut
August 5, 1998

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             June 30, 1998 and 1997
                             (Dollars in thousands)

         ASSETS                                         1998        1997
         ------                                         ----        ----

Current assets:
  Cash and cash equivalents                          $ 19,380   $ 21,866

  Short term investments                                 --       17,975

  Accounts receivable, less allowance of
    $2,022 and $1,903 at June 30, 1998 and
    1997, respectively                                 35,640     32,232

  Notes receivable, current portion, less
    allowance of  $27 and $74 at
    June 30, 1998 and 1997, respectively                  686      1,056


  Inventories (note 2)                                114,364    107,525


  Prepaid expenses and
    other current assets                               10,735      6,724


  Deferred income taxes (note 9)                        7,094      7,353
                                                     --------   --------


     Total current assets                            $187,899   $194,731
                                                     --------   --------


  Property, plant and equipment, net (note 3)         188,171    171,406

  Property held for sale                                1,129      1,135

  Notes receivable,  net of current portion,
     less allowance of $259 and $145 at
     June 30, 1998 and 1997,
     respectively                                       1,790      2,725

  Intangibles, net (note 4)                            50,773     52,419

  Deferred financing costs, net of amortization of
  $2,280 and $1,916 at June 30, 1998 and 1997,
  respectively                                            632      1,560

  Other assets                                          2,729      3,808
                                                     --------   --------


     Total assets                                    $433,123   $427,784
                                                     ========   ========


          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
  Current maturities of  long-term debt and
   capital lease obligations (notes 5 and 6)          $   879   $ 1,119

  Accounts payable                                     51,135    41,172

  Accrued expenses                                      5,863     8,036

  Accrued compensation and benefits                    15,735    12,983
                                                      -------   -------
     Total current liabilities                         73,612    63,310
                                                      -------   -------


  Long-term debt, less current maturities (note 5)     11,480    64,066


  Obligations under capital leases, less current
    maturities (note 6)                                 1,016     2,700

  Other long-term liabilities, principally long-term
  compensation, environmental and legal reserves          812          815

Deferred income taxes (note 9)                         31,883       31,459
                                                    ---------    ---------

   Total liabilities                                $ 118,803    $ 162,350
                                                    ---------    ---------

Commitments and contingencies (notes 5 and 13)           --           --

Shareholders' equity (notes 7 and 8):
Class A common stock, par value $.01, 70,000,000
  shares authorized, 29,669,470 shares issued
  at June 30, 1998, 29,465,400 shares issued
  at June 30, 1997                                        296          294


Preferred stock, par value $.01, 1,055,000 shares
  authorized, no shares issued and outstanding
  at June 30, 1998 and 1997                              --           --
Additional paid-in capital                            262,462      257,684
                                                    ---------    ---------
                                                    $ 262,758      257,978

Less:
      Treasury stock (at cost) 1,216,096 shares
          at June 30, 1998 and 700,032 shares at
          June 30, 1997                               (33,750)     (10,440)
                                                    ---------    ---------

                                                      229,008      247,538

Retained earnings                                      85,312       17,896
                                                    ---------    ---------
   Total shareholders' equity                         314,320      265,434

   Total liabilities and shareholders' equity       $ 433,123    $ 427,784
                                                    =========    =========


See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                    Years ended June 30, 1998, 1997, and 1996
                  (Dollars in thousands, except per share data)




                                         1998        1997         1996
                                         ----        ----         ----


Net sales                             $ 679,321    $ 571,838   $ 509,776

Cost of sales                           363,746      323,600     304,650
                                      ---------    ---------   ---------

    Gross profit                        315,575      248,238     205,126


Operating expenses:
  Selling                               110,240       85,927      74,582

  General and administrative             85,645       76,462      74,977
                                      ---------    ---------   ---------

    Operating income                    119,690       85,849      55,567
                                      ---------    ---------   ---------

Interest and other miscellaneous
  income, net                             3,449        1,272       1,039


Interest and related expense:
  Interest                                4,245        5,864       8,882
  Amortization of deferred
     financing costs                        364          563         734
                                      ---------    ---------   ---------
                                          4,609        6,427       9,616
                                      ---------    ---------   ---------


   Income before income
    taxes and extraordinary
    charge                              118,530       80,694      46,990

Income tax expense (note 9)              46,582       31,954      18,845
                                      ---------    ---------   ---------


   Income before extraordinary
     charge                              71,948       48,740      28,145

Extraordinary charge from early
  retirement of debt, net of
  income tax benefit of $527
  (note 5)                                  802         --          --
                                      ---------    ---------   ---------


   Net income                         $  71,146    $  48,740   $  28,145
                                      =========    =========   =========

Per share data (notes 1 and 7):

Net income per basic share
  before extraordinary charge         $   2.51     $   1.69    $    0.98

Extraordinary charge (note 5)            (0.03)         --          --
                                       ---------   ---------   ---------

  Net income per basic share          $   2.48     $   1.69    $    0.98
                                       =========   =========   =========

Net income per diluted share
  before extraordinary charge         $   2.45     $  1.67     $    0.97

Extraordinary charge (note 5)            (0.03)         --     $    --
                                       ---------   ---------   ---------

Net income per diluted share          $   2.42     $  1.67     $    0.97
                                       =========   =========   =========

Dividends declared per common share   $   0.14     $  0.10     $    0.04
                                       =========   =========   =========

See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                    Years ended June 30, 1998, 1997 and 1996
                             (Dollars in thousands)

                                                                 1998              1997                1996
                                                              ----------        ----------          ----------

Operating activities:
  Net income                                                  $ 71,146          $ 48,740             $ 28,145

  Adjustments  to  reconcile  net  income
   to net  cash  provided  by  operating
   activities:
   Depreciation and amortization                                15,868            16,411               17,495

    Compensation expense related to
     restricted stock award                                      2,136               891                  180
   Provision for deferred
    income taxes                                                   683               575                  622
   Extraordinary charge                                            802              -                      -
   Other non-cash benefit (charges)                                 77               498                  (64)

   Change in:
      Accounts receivable                                       (3,340)            1,822                1,407
      Inventories                                               (6,839)            2,726                6,891

      Prepaid and other current assets                          (4,011)              653                  745
    Other assets                                                  (891)              137                 (271)
      Accounts payable                                          11,576             5,099                4,333
      Accrued expenses                                             414               973                1,621
    Other long-term liabilities                                  (221)               (36)                    (3)
                                                               -------            -------             -------

  Net cash provided by operating
   activities                                                   87,618            78,304               61,068
                                                               -------           -------              -------


 Investing activities:
  Proceeds from the disposal of property,
   plant, and equipment                                           827                110                1,216

  Proceeds from the disposal of property
   held for sale                                                  -                1,945                 -
  Capital expenditures                                        (29,665)           (23,383)             (13,314)

  Payments received on long-term notes
   receivable                                                   1,538              1,152                2,559

  Disbursements made for long-term notes
   receivable                                                    (302)            (1,077)                (935)

  Redemption of short term securities                          30,270               -                    -
  Investments in short term securities                        (12,295)           (17,975)                -
                                                              -------            -------              -------

   Net cash used in investing activities                      ( 9,627)           (39,228)             (10,474)
                                                              -------            -------              -------


Financing activities:
  Borrowings on revolving credit facilities                      -                14,500               56,500

  Payments on revolving credit facilities                        -               (21,500)             (95,500)

  Redemption of Senior Notes                                  (52,543)            (9,457)              (6,000)

  Premium paid on Senior Note redemption                         (461)              -                    -
  Other payments on long-term debt and
   capital leases                                              (2,079)            (2,134)              (1,823)

  Other borrowings on long-term debt                              111                794                  500
  Payments to acquire treasury stock                          (23,310)            (7,249)              (3,895)
  Net proceeds from issuance of common stock                    1,255              1,235                1,294







Increase
in deferred financing costs                                        --               (173)                (138)

  Dividends paid                                               (3,450)            (2,304)                 --
                                                              --------           --------            --------


        Net cash used in financing activities                 (80,477)           (26,288)             (49,062)
                                                              --------           --------             --------


Net (decrease)/increase in cash and cash
   equivalents                                                (2,486)             12,788               1,532
Cash and cash equivalents
 at beginning of year                                         21,866               9,078               7,546
                                                            --------            --------            --------


Cash and cash equivalents
 at end of year                                             $ 19,380            $ 21,866            $  9,078
                                                            ========            ========            ========


Supplemental disclosure:
  Cash payments for:
    Income taxes                                            $ 45,382            $ 28,116            $ 12,515

    Interest                                                   5,585               6,138               9,073

Non cash transactions:
  Additions to obligations under
    capitalized leases                                           --                 504               1,107

  Acquisition of stores with treasury stock                      --               3,327                  --

See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                    Years ended June 30, 1998, 1997 and 1996
                             (Dollars in thousands)



                                                                   Retained
                                                                  Additional
                                                                   Earnings/
                                         Common      Paid-in         Notes         Treasury     (Accumulated
                                         Stock       Capital       Receivable        Stock        Deficit)        Total
                                         -----       -------       ----------        -----        --------        -----


Balance at June 30, 1995                   288       252,425           (592)        (1,476)       (57,547)       193,098

Issuance of common
  stock                                      4         1,470           --             --             --            1,474

Payments received on
  notes receivable                        --            --              541           --             --              541

Increase in vested
  management warrants
  (note 8)                                --             304           --             --             --              304

Purchase of 358,564 shares
  of treasury stock                       --            --             --           (3,895)          --           (3,895)


Dividend declared                         --            (574)          --             --             --             (574)

Tax benefit associated with the
  exercise of employee stock
  options and warrants                    --           1,200           --             --             --            1,200

Net income                                --            --             --             --           28,145         28,145
                                     ---------     ---------      ---------      ---------      ---------      ---------

Balance at June 30, 1996             $     292     $ 254,825      $     (51)     $  (5,371)     $ (29,402)     $ 220,293

Issuance of common stock                     2         2,124           --             --             --            2,126

Payments received
  on notes receivable                     --            --               51           --             --               51

Increase in vested
  management warrants
  (note 8)                                --              71           --             --             --               71

Purchase of 333,296 shares of
  treasury stock                          --            --             --           (7,249)          --           (7,249)


Shares issued in connection with
  acquisition                             --           1,147           --            2,180           --            3,327


Dividends declared                        --          (1,152)          --             --           (1,442)        (2,594)

Tax benefit associated with the
  exercise of employee stock
  options and warrants                    --             669           --             --             --              669

Net income                                --            --             --             --           48,740         48,740
                                     ---------     ---------      ---------      ---------      ---------      ---------

Balance at June 30, 1997             $     294     $ 257,684      $    --        $ (10,440)     $  17,896      $ 265,434

Issuance of common stock                     2         3,389           --             --             --            3,391








Purchase of 516,064 shares of
  treasury stock                          --            --             --          (23,310)          --          (23,310)


Dividends declared                        --            --             --             --           (3,730)        (3,730)

Tax benefit associated with the
  exercise of employee stock
  options and warrants                    --           1,389           --             --             --            1,389

Net income                                --            --             --             --           71,146         71,146
                                     ---------     ---------      ---------      ---------      ---------      ---------

Balance at June 30, 1998             $     296     $ 262,462      $    --        $ (33,750)     $  85,312      $ 314,320
                                     =========     =========      =========      =========      =========      =========


See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      Summary of Significant Accounting Policies


         Basis of Presentation
         ---------------------

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

         Nature of Operations
         --------------------

         The Company, through its wholly-owned subsidiary, is a leading manufacturer and retailer of quality home furnishings and sells a full range of furniture products and decorative accessories through an exclusive network of 310 retail stores, of which 67 are Ethan Allen-owned and 243 are independently owned. Retail stores are primarily located in North America, with 20 located abroad. Ethan Allen has 21 manufacturing facilities and 3 sawmills throughout the United States.

         Cash Equivalents
         ----------------

         Cash equivalents of $4,999,000 and $9,754,000 at June 30, 1998, and 1997, respectively, consist of overnight repurchase agreements and commercial paper with an initial term of less than three months. For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         Short Term Investments
         ----------------------

         Short term investments consist primarily of certificates of deposits and debt securities and have been classified as held-to-maturity, having maturities of one year or less. Because of the short maturity of the short term investments, the carrying amount approximates fair value.

         Inventories
         -----------

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

         Property Held for Sale
         ----------------------

         Property held for sale is recorded at net realizable values. The Company continues to actively market the properties.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Income Taxes
         ------------

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

         Advertising costs for the fiscal years 1998, 1997, and 1996 were $40,035,000, $27,712,000 and $21,289,000, respectively. Prepaid advertising costs for the fiscal years 1998 and 1997 were $3,021,000, and $1,497,000.

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

         Earnings Per Share
         ------------------

         Effective December 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share". The statement sets forth guidance on the presentation of earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if all dilutive potential common shares were exercised. All earnings per share amounts have been restated to reflect this new standard.

         Stock Options
         -------------

         In fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock Based Compensation". As permitted by SFAS 123, the Company will continue to follow the provisions of APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for compensation expense related to the issuance of stock options.

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

(2)      Inventories
         -----------

         Inventories  at  June  30  are   summarized  as  follows   (dollars  in
         thousands):

                                                  1998            1997
                                                  ----            ----

              Retail Merchandise               $ 38,329        $ 34,478
              Finished products                  28,931          32,665

              Work in process                    15,707          13,333
              Raw materials                      31,397          27,049
                                                -------         -------
                                               $114,364        $107,525
                                               ========        ========

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

(3)      Property, Plant and Equipment

         Property, plant and equipment at June 30 are summarized as follows (dollars in thousands):
                                                    1998                1997
                                                    ----                ----

              Land and improvements               $  26,941           22,624
              Buildings and improvements            182,437          168,990
              Machinery and equipment                80,294           70,288
                                                   --------          -------
                                                    289,672          261,902
              Less accumulated depreciation        (101,501)         (90,496)
                                                   --------          -------
                                                  $ 188,171         $171,406
                                                   ========          =======

(4)      Intangibles

         Intangibles  at  June  30  are   summarized  as  follows   (dollars  in
         thousands):

                                                       1998             1997
                                                       ----             ----

              Product technology                   $ 25,950         $ 25,950
              Trademarks                             28,200           28,200
              Goodwill                               11,333           11,333
              Other                                     350              350
                                                   --------         --------
                                                     65,833           65,833
              Less accumulated amortization         (15,060)         (13,414)
                                                   --------         --------
                                                   $ 50,773         $ 52,419
                                                   ========         ========

(5)      Borrowings

         Long-term debt at June 30 consists of the following (dollars in thousands):

                                                        1998        1997
                                                        ----        ----

         8.75% Senior Notes due 2001                  $  --       $52,543

         Other Debt:
           9.75% mortgage note payable in
            monthly installments through 2015
            collateralized by Ethan Allen Inn           1,552       1,589
           Industrial Revenue Bonds, 4.0% - 8.0%,
            maturing at various dates through
           2011                                         8,455       8,455
           Other                                        1,627       1,626
                                                      -------     -------
                  Total debt                           11,634      64,213


                  Less current maturities                 154         147
                                                      -------     -------
                                                      $11,480     $64,066
                                                      =======     =======


         During fiscal year 1998, the Company completed its optional early redemption of all of its then-outstanding $52.4 million 8-3/4% Senior Notes, due on March 15, 2001, at 101.458% of par value. As a result of the early redemption, an extraordinary charge of $.8 million or $0.03 a share, net of tax benefit, was recorded. The extraordinary charge included the write-off of unamortized deferred financing costs associated with the Senior Notes and the premium related to the early redemption. During fiscal 1998, 1997, and 1996, $.1 million, $9.5 million, and $6.0 million, respectively, of Senior Notes were repurchased at 102.19%, 101.48%, and 101.25% of face value, respectively.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

         During 1995, the Company had completed a five year financing arrangement to provide up to $110.0 million of senior secured debt under a revolving credit facility pursuant to a Credit Agreement with Chase Manhattan Bank, as agent, proceeds of which were used to repay existing senior secured debt. The revolving credit facility includes a $40.0 million sub-facility for trade and standby letters of credit availability and a $3.0 million swingline loan sub-facility. Loans under the revolving credit facility bear interest at Chase Manhattan Bank's Alternative Base Rate, or adjusted LIBOR plus .5%, which is subject to adjustment arising from changes in the credit rating of Ethan Allen's senior secured debt. For fiscal years ended June 30, 1998, 1997 and 1996 the weighted-average interest rates were 8.13%, 7.37% and 6.81%, respectively. There are no minimum repayments required during the term of the facility.

         During 1997, the Company amended its Credit Agreement which it had originally entered into during 1995, with Chase Manhattan Bank as agent. Amendments to the Credit Agreement include: (1) the reduction of the commitment of senior secured debt under a revolving credit facility to $100.0 million; (2) reduction of the Eurodollar spread used in determining adjusted LIBOR which is subject to adjustment arising from changes in the credit rating of Ethan Allen's senior secured debt or Fixed Charge Ratio; (3) elimination of a lien on certain fixed assets as collateral and (4) amendment of certain additional debt and restricted payment limitations. At June 30, 1998 and 1997, there were no outstanding revolving loans under the Credit Agreement.

         The Credit Agreement is secured by a first lien in respect of Ethan Allen's accounts receivable, inventory, trademarks, patents and the Company's shares of Ethan Allen's capital stock. The Company has guaranteed Ethan Allen's obligation under the Credit Agreement and has pledged all the outstanding capital stock of Ethan Allen to secure its guarantee.

         The Credit Agreement contains covenants requiring the maintenance of certain defined tests and ratios and limit the ability of Ethan Allen and the Company to incur debt, engage in mergers and consolidations, make restricted payments, make asset sales, make investments and issue stock. The Credit Agreement contains various customary events of default. Ethan Allen satisfied the requirements of the covenants in the Credit Agreement at June 30, 1998.

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

         Aggregate scheduled maturities of long-term debt for each of the five fiscal years subsequent to June 30, 1998, are as follows (dollars in thousands):


                         1999 . . . . . . . . . . .   $ 154
                         2000 . . . . . . . . . . .     411
                         2001 . . . . . . . . . . .     168
                         2002 . . . . . . . . . . .     180
                         2003 . . . . . . . . . . .     195

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

(6)      Leases

         Ethan Allen leases real property and equipment under various operating and capital lease agreements expiring through the year 2028. Leases covering retail outlets and equipment generally require, in addition to stated minimums, contingent rentals based on retail sales and equipment usage. Generally, the leases provide for renewal for various periods at stipulated rates.

         Property, plant and equipment include the following amounts for leases which have been capitalized at June 30 (dollars in thousands):

                                                     1998            1997
                                                     ----            ----

             Land and improvements               $    103        $    103
             Buildings and improvements               911             911
             Machinery and equipment               11,131          11,131
                                                 --------        --------
                                                   12,145          12,145
             Less accumulated depreciation        (11,744)        (10,732)
                                                 --------        --------
                                                 $    401        $  1,413
                                                 ========        ========


         Future minimum payments by year and in the aggregate, under the capital leases and non-cancelable operating leases, with initial or remaining terms of one year or more consisted of the following at June 30, 1998 (dollars in thousands):

                                                      Capital          Operating
        Fiscal Year Ending June 30:                   Leases             Leases
        ---------------------------                   ------             ------

        1999                                         $   841            $10,036
        2000                                             635              9,332
        2001                                             425              8,256

        2002                                              33              7,922
        2003                                              12              7,464
        Subsequent to 2003                                 9             24,928
                                                     -------            -------

        Total minimum lease payments                   1,955            $67,938
                                                                        =======

        Amounts representing interest                    214
        Present value of future minimum              -------
          lease payments                               1,741
        Less amounts due in one year                     725
                                                     -------
        Long-term obligations under capital leases   $ 1,016
                                                     =======

         The above amounts will be offset by minimum future rentals from subleases of $13,000,129 on operating leases.


         Total rent expense for the fiscal years ended June 30 was as follows (dollars in thousands):

                                                 1998       1997        1996
                                               --------   --------    --------

         Basic rentals under operating
           leases                              $ 14,997   $ 14,578    $14,419

         Contingent rentals under
           operating leases                         977      1,028      1,082
                                               --------    -------     ------

                                                 15,974     15,606     15,501

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

         Less sublease rent             2,173        1,923        1,782
                                     --------     --------     --------
                                     $ 13,801     $ 13,683     $ 13,719
                                     ========     ========     ========

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

(7)      Shareholders' Equity

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

         On May 20, 1996, the Board of Directors adopted a Stockholder Rights Plan and declared a dividend of one Right for each outstanding share of common stock as of July 10, 1996. Each Right entitles its holder, under certain circumstances, to purchase one one-hundredth of a share of the Company's Series C Junior Participating Preferred Stock at a price of $62.50 on a post split basis.

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

         The Company's authorized capital stock consists of (a) 70,000,000 shares of Common Stock, par value $.01 per share, (b) 600,000 shares of Class B Common Stock, par value $.01 per share, (c) 1,055,000 shares of Preferred Stock, par value $.01 per share of which (i) 30,000 shares have been designated Series A Redeemable Convertible Preferred Stock,
         (ii) 30,000 shares have been designated Series B Redeemable Convertible Preferred Stock, (iii) 155,010 shares have been designated as Series C Junior Participating Preferred Stock, and (iv) the remaining 839,990 shares may be designated by the Board of Directors with such rights and preferences as they determine (all such preferred stock, collectively, the "Preferred Stock"). As of June 30, 1998, no shares of Preferred Stock or shares of Class B Common Stock were issued or outstanding.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

         Basic and diluted earnings per share are calculated based upon the provisions of SFAS 128, using the following share data (in thousands):

                                                 1998        1997        1996
                                                 ----        ----        ----

         Weighted average common shares
           outstanding for basic
           calculation                          28,700      28,793      28,624

         Add: Effect of stock options              724         417         504
                                                ------      ------      ------

         Weighted average common shares
           outstanding, adjusted for
           diluted calculation                  29,424      29,210      29,128
                                                ======      ======      ======

         (8)      Employee Stock Plans

         The Company has reserved 4,946,466 shares of Common Stock for issuance pursuant to the Company's stock option and warrant plans as follows:

                  1992 Stock Option Plan
                  ----------------------

                  The 1992 Stock Option Plan provides for the grant of options to key employees and non-employee directors to purchase shares of Common Stock that are either qualified or non-qualified under Section 422 of the Internal Revenue Code, as well as stock appreciation rights on such options. The awarding of such options is determined by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer. The options awarded to employees vest 25% per year over a four-year period and are exercisable at the market value of the Common Stock at the date of grant. The maximum number of shares of Common Stock reserved for issuance under the 1992 Stock Option Plan is 3,660,398 shares. Through June 30, 1997, options covering 68,000 shares, which are exercisable at prices ranging from $9.00 to $9.75, were awarded to independent directors and will vest 50% on each of the first two anniversary dates of the grant. During fiscal 1998, options to purchase 24,000 shares at an exercise price of $31.75 per share were granted to the independent directors. Options to purchase 120,000 shares were awarded to Mr. Kathwari, Chairman of the Board, Chief Executive Officer, and President of Ethan Allen Interiors Inc., during fiscal year 1995 and an additional 480,000 options to purchase shares were awarded to Mr. Kathwari during 1996. These options are exercisable at $9.75 and $9.50 per share, respectively and will vest over seven years commencing with the first vesting date of July 27, 1994, and each of the next six years. During fiscal 1998, Mr. Kathwari was awarded options to purchase 500,000 shares at an exercise price of $31.75 and options to purchase 500,000 shares at an exercise price of $41.28. These options will vest over three years from the date of grant. Through June 30, 1997, options to purchase 537,300 shares were issued to other employees with exercise prices ranging from $9.50 to $21.75 per share and options to purchase 49,600 shares were issued to certain key employees in fiscal 1998 and are exercisable at prices ranging from $27.31 to $49.00 per share.

                  Incentive Stock Option Plan
                  ---------------------------

                  Pursuant to the Incentive Stock Option Plan, the Company has granted to members of management options to purchase 553,028 shares of Common Stock at an exercise price of $8.25 per share. Such options vest twenty percent per year over a five-year period.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                  Management Warrants
                  -------------------

                  Warrants to purchase 466,374 shares of Common Stock were granted to certain key members of management during fiscal 1991 and 1992. The warrants are currently exercisable at $1.838 per share.

                  Earn-In Warrants
                  ----------------

                  Earn-In Warrants have been fully earned and 266,666 shares have been allocated to Ethan Allen's managers and employees. Earn-In warrants were exercisable at $.188 per share.

                  Restricted Stock Award
                  ----------------------

                  Commencing in 1994 and for each of the four subsequent years, annual awards of 20,000 shares of restricted stock were granted to Mr. Kathwari with the vesting based on performance of the Company's stock price during the three year period after grant as compared to the Standard and Poors 500 index.

                  Stock Unit Award
                  ----------------

                  During fiscal 1998, pursuant to his New Employment Agreement, the Company has established a book account for Mr. Kathwari, which will be credited with 14,000 Stock Units as of July 1 of each year, commencing July 1, 1997, for a total of up to 70,000 Stock Units over the term of the New Employment Agreement, with an additional 14,000 Stock Units to be credited in connection with each of the two one-year extensions. Following the termination of Mr. Kathwari's employment, Mr. Kathwari will receive shares of Common Stock equal to the number of Stock Units credited to the account.

         Stock option and warrant activity during 1998, 1997 and 1996 is as follows:

                                                     Number of
                                                      shares
                               ----------------------------------------------------
                               1992 Stock      Incentive    Management    Earn-In
                               Option Plan     Options       Warrants     Warrants
                               ----------    ----------    ----------    ----------

Outstanding at June 30, 1995      453,400       479,968       241,558       240,902
                               ----------    ----------    ----------    ----------

Granted in 1996                   591,400          --            --            --
Exercised in 1996                  (5,900)     (134,700)      (60,638)      (87,992)
Canceled in 1996                  (25,450)      (21,750)       (6,234)      (11,932)
                                ----------    ----------    ----------   ----------

Outstanding at June 30, 1996    1,013,450       323,518       174,686       140,978

Granted in 1997                   139,900          --            --            --
Exercised in 1997                 (61,108)      (65,734)      (46,118)     (134,978)
Canceled in 1997                  (17,776)       (2,230)          (12)       (6,000)
                                ----------    ----------    ----------   ----------

Outstanding at June 30, 1997    1,074,466       255,554       128,556          --

Granted in 1998                 1,073,600          --            --            --
Exercised in 1998                 (75,086)      (36,807)      (72,183)         --
Canceled in 1998                   (4,600)          (10)          (10)         --
                                ----------    ----------    ----------   ----------

Outstanding at June 30, 1998    2,068,380       218,737        56,363          --
                                ==========    ==========    ==========   ==========

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

The following tables summarize information about stock awards outstanding at June 30, 1998:

                                                                                Options Outstanding
                                                                                                Weighted               Weighted
                                                                                                Average                Average
                                           Range of                     Number                  Remaining              Exercise
                                            Prices                      Outstanding               Life                  Prices
                                         ---------------               ------------             ---------              --------

1992 Stock Option Plan                    $9.50 to  9.75                 866,180                6.2 yrs.                 $9.53
                                         $21.75 to 31.75                 673,600                9.1 yrs.                $29.70
                                         $41.28 to 49.00                 528,600                9.2 yrs.                $41.69
                                                                         -------
                                                                       2,068,380

Incentive Options                           $8.25                        218,737                1.5 yrs.                $8.25

Management Warrants                         $1.838                        56,363                1.5 yrs.                $1.838



                                                                           Options Exercisable
                                                                                                 Weighted
                                                                        Number of                Average
                                           Range of                      Shares                  Exercise
                                            Prices                      Exercisable               Prices
                                         ---------------               ------------             ---------

1992 Stock Option Plan                    $9.50 to  9.75                 465,548                  $9.54
                                         $21.75 to 31.75                  23,675                 $21.75
                                                                         -------
                                                                         489,223

Incentive Options                           $8.25                        218,737                  $8.25

Management Warrants                         $1.838                        56,363                 $1.838



Had compensation costs related to the issuance of stock options under the Company's 1992 Stock Option Plan been determined based on the estimated fair value at the grant dates for awards under SFAS 123, the Company's net income end earnings per share for the fiscal years ended June 30, 1998, 1997 and 1996 would have been reduced to the proforma amounts listed below, (dollars in thousands, except per share data):

                                          1998        1997         1996
                                         -------    -------      --------
     Net Income
     ----------
       As reported                   $   71,146   $  48,740   $   28,145
       Proforma                          67,945      48,350       27,925

     Basic Earnings Per Share
     ------------------------
       As reported                   $    2.48    $    1.69    $    0.98
       Proforma                           2.37         1.68         0.97

     Diluted Earning Per Share
     -------------------------
       As reported                   $    2.42    $    1.67    $    0.97
       Proforma                           2.31         1.66         0.96

The per share weighted average fair value of stock options granted during fiscal 1998, 1997 and 1996 was $13.14, $8.90, and $3.78, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions; weighted average risk-free interest rates of 5.99%, 6.35% and 6.09% for fiscal 1998, 1997 and 1996, respectively, dividend yield of .5%, 1%, and 1% for fiscal 1998, 1997 and 1996,

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY respectively, expected volatility of 43.3%, 39.8% and 38.7% in fiscal 1998, 1997 and 1996, respectively, and expected lives of five years for each.

(9)      Income Taxes

         Total income taxes were allocated as follows (dollars in thousands):


                                        1998              1997            1996
                                      --------          --------        -------

         Income from operations       $46,582           $31,954         $18,845

         Extraordinary charge            (527)             -               -

         Stockholders' equity          (1,389)             (669)         (1,200)
                                      -------           -------         -------
                                      $44,666           $31,285         $17,645
                                      =======           =======         =======

         The income taxes credited to stockholders' equity relate to the tax benefit arising from the exercise of employee stock options.


         Income tax expense  attributable to income from operations  consists of
         the   following  for  the  fiscal  years  ended  June  30  (dollars  in thousands):

                                        1998             1997            1996
                                      --------         --------        --------

         Current:
           Federal                    $ 37,205         $ 25,434        $ 14,445
           State                         8,694            5,945           3,778
                                        ------          -------         -------
                  Total current         45,899           31,379          18,223
                                        ------          -------         -------

         Deferred:
           Federal                         625              595             517
           State                            58              (20)            105
                                        ------          -------         -------
                  Total deferred           683              575             622
                                        ------          -------         -------

         Income tax expense
           on income before
           extraordinary charge       $ 46,582         $ 31,954        $ 18,845
                                       =======          =======         =======


         The following is a reconciliation of expected income taxes (computed by applying the Federal statutory rate to income before taxes and extraordinary charge) to actual income tax expense (dollars in thousands):

                                        1998             1997           1996
                                      --------         --------       --------
         Computed "expected"
            income tax expense        $ 41,486         $ 28,243       $ 16,447
         State income taxes,
            net of federal income
            tax benefit                  4,786            3,163          2,016

         Goodwill amortization              99               99             99
         Other, net                        211              449            283
                                       -------          -------         ------

         Income tax expense
            on income before
            extraordinary charge      $ 46,582         $ 31,954       $ 18,845
                                       =======          =======        =======

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

         The significant components of the deferred tax expense (benefit) are as follows (dollars in thousands):

                                              1998          1997         1996
                                            --------      --------     --------
         Deferred tax (benefit)
            exclusive of the
            component below                $    (825)     $   (933)    $   (885)
         Utilization of net operating
           loss carryforwards                  1,508         1,508        1,507
                                            --------       -------      -------
                                           $     683      $    575     $    622
                                            ========       =======      =======


         The components of the net deferred tax liability as of June 30 are as follows (dollars in thousands):
                                                 1998               1997
                                                --------           ------
         Deferred tax assets:
          Accounts receivable                  $   901            $   853
          Inventories                            2,483              2,774
          Other liabilities and reserves         3,710              3,726

          Net operating loss carryforwards      10,243             11,750
                                                ------             ------
             Total deferred tax asset           17,337             19,103
                                                ------             ------

         Deferred tax liabilities:
           Property, plant and equipment        25,423             26,811
           Intangible assets other than
             goodwill                           15,186             15,681
           Miscellaneous                         1,517                717
                                               -------            -------
               Total deferred tax liability     42,126             43,209
                                               -------            -------
               Net deferred tax liability      $24,789            $24,106
                                               =======            =======

         The Company has tax operating loss carryforwards of approximately $26.0 million at June 30, 1998, of which $4.1 million expires in 2006, $11.3 million expires in 2007 and $10.6 million expires in 2008. Pursuant to
         Section 382 of the Internal Revenue Code, the Company's utilization of the net operating loss carryforwards are subject to an annual limitation of approximately $3.9 million.

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


(10)     Retirement Programs - Employee Benefits

         The Ethan Allen Profit Sharing and 401(k) Retirement Plan
         ---------------------------------------------------------

         The Ethan Allen Profit Sharing and 401(k) Retirement Plan (the "Plan") was formed effectively July 1, 1994 with the merger of the Retirement Program of Ethan Allen Inc. ("Retirement Program") into the Ethan Allen 401(k) Employee Savings Plan. As a result of the merger on July 1, 1994, all participant investments in the Retirement Program (except for the Ethan Allen Restricted stock which was transferred directly) were liquidated and the proceeds were transferred into the Plan and allocated to participant accounts at each participant's request.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

         The Plan is offered to substantially all employees of the Company who have completed both one year and 1,000 hours of service during the Plan year.

         Ethan Allen, may at its discretion, make a matching contribution to the 401(k) portion of the Plan on behalf of each participant, provided the contribution does not exceed the lesser of 50% of the participant's contribution or $1,000 per participant per Plan year. Contributions to the profit sharing portion of the Plan are made at the discretion of management. Total profit sharing and 401(k) company match expense was $2,287,549 in 1998, $1,595,099 in 1997, and $2,866,000 in 1996.

         Other Retirement Plans and Benefits
         -----------------------------------

         Ethan Allen provides additional benefits to selected members of senior and middle management in the form of previously entered deferred compensation arrangements and a management incentive program. The total cost of these benefits was $3,105,000, $1,567,000, and $2,047,000 in
         1998, 1997 and 1996, respectively.

(11)     Wholly-Owned Subsidiary

         The Company owns all of the outstanding stock of Ethan Allen and has no material assets other than its ownership of Ethan Allen stock and conducts all significant operating transactions through Ethan Allen. The Company has guaranteed Ethan Allen's obligation under the Credit Agreement and has pledged all the outstanding capital stock of Ethan Allen to secure its guarantee.

         The condensed balance sheets of Ethan Allen as of June 30 are as follows (dollars in thousands):


                  Assets                      1998                    1997
                  ------                     --------               --------

         Current assets                      $187,677               $194,704
         Non-current assets                   282,874                244,880
                                             --------               --------
                  Total assets               $470,551               $439,584
                                             ========               ========

                  Liabilities

         Current liabilities                 $ 72,380               $ 62,398
         Non-current liabilities               45,191                 99,040
                                             --------                -------
                  Total liabilities          $117,571               $161,438
                                             ========                =======


         A summary of Ethan Allen's operating activity for each of the years in the three-year period ended June 30, 1998, is as follows:

                                         1998            1997            1996
                                       --------        --------        --------

         Net sales                     $679,321        $571,838        $509,776
         Gross profit                   315,575         248,238         205,126
         Operating income               119,845          85,943          55,677
         Interest expense                 4,245           5,864           8,882
         Amortization of deferred
             financing costs                364             563             734
         Income before income
             taxes and extraordinary
             charge                     118,685          80,787          47,095
         Net income                    $ 71,301        $ 48,833        $ 28,250

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

(12)     Business Reorganization

         The Company implemented a business reorganization ("Reorganization") effective July 1, 1995, which permitted a separation of manufacturing operations from distribution and store operations. The Company believes that the separation of manufacturing operations from distribution and store operations provides for improved measures of performance including profitability of operations and return on assets, by allowing the Company to more easily allocate income, expenses and assets to the separate operations of the Company's business. The Reorganization consisted principally of the following elements: (i) the contribution of Ethan Allen's manufacturing equipment to Ethan Allen Manufacturing Corporation ("EAMC"), which is a wholly owned subsidiary of Ethan Allen
         (ii) EAMC entered into operating lease arrangements with Ethan Allen for real property used in manufacturing operations (iii) the contribution by Ethan Allen of certain of Ethan Allen's trademarks and service marks, design patents and related assets to Ethan Allen Finance Corporation ("EAFC") which is a wholly owned subsidiary of Ethan Allen,
         (iv) the full and unconditional guarantee on a senior unsecured basis of Ethan Allen's obligations under Ethan Allen's Credit Agreement and Senior Notes by each of EAMC and EAFC and Andover Woods Products Inc. ("Andover"), a wholly owned subsidiary of Ethan Allen (v) the amendment of the Company's existing guarantee of Ethan Allen's obligations under the Senior Notes which were repurchased in March 1998 (refer to Note 5) to include a guarantee of each Guarantor Subsidiary's obligations under its Subsidiary Guarantee, (vi) the execution of a management agreement and a service mark licensing agreement between Ethan Allen and EAFC
         (vii) the execution of a management agreement and a trademark licensing agreement between EAMC and EAFC and (viii) the execution of a manufacturing agreement between Ethan Allen and EAMC. Ethan Allen continues to own its headquarters building in Danbury, Connecticut, the real property associated with EAMC's manufacturing operations and the assets and liabilities associated with the current Ethan Allen-owned retail operations and Ethan Allen's distribution, service and home delivery operations.


         The summarized historical combined balance sheet information for EAMC, EAFC, and Andover (the "Guarantor Subsidiaries") at June 30, 1998 and 1997 is as follows (dollars in thousands):


                  Assets                      1998              1997
                  ------                    ---------         --------

         Current assets                     $ 134,188         $  85,355
         Non-current assets                   174,427           168,540
                                             --------          --------
            Total assets                    $ 308,615         $ 253,895
                                             ========          ========

                  Liabilities
                  -----------

         Current liabilities                $  37,040         $  28,160
         Non-current liabilities               16,316            16,893
                                             --------          --------

            Total liabilities               $  53,356         $  45,053
                                             ========          ========

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

         Summarized historical combined operating activity of the Guarantor Subsidiaries for each of the years in the three-year period ended June 30, 1998 is as follows (dollars in thousands):

                                     1998         1997         1996
                                     ----         ----         ----

             Net sales          $  408,884   $  357,470   $  317,563
             Gross profit           91,596       75,278       57,227
             Operating income       72,537       57,113       39,324
             Income before
              income taxes          76,871       61,475       43,636

             Net income         $   43,430   $   37,131   $   26,400


         The summarized historical financial information for the Guarantor Subsidiaries above has been derived from the financial statements of the Company.

(13)     Litigation

         The Company has been named as a potentially responsible party ("PRP") for the cleanup of four sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). Numerous other parties have been identified as PRP's at these sites. The Company believes its share of waste contributed to these sites is small in relation to the total; however, liability under CERCLA may be joint and several. The Company has total reserves of $500,000 applicable to these sites, which the Company believes would be sufficient to cover any resulting liability. With respect to all of these sites, the Company believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the site. The Company has concluded its involvement with one site and settled as a de-minimis party. For two of the sites, the remedial investigation is ongoing. A volume based allocation of responsibility among the parties has been prepared. With respect to the fourth site, a consent decree to finally resolve the matter with the EPA has been signed.

(14)     Segment Information

         The Company's operations are classified into two business segments: wholesale and retail home furnishings. The wholesale home furnishings segment is principally involved in the manufacture, sale and distribution of home furnishing products to a network of independently-owned and Ethan Allen-owned stores. The retail home furnishings segment sells home furnishing products through a network of Ethan Allen-owned stores. These products consist of case goods (wood furniture), upholstered products, home accessories and indoor/outdoor furniture.

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

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

         The following table shows sales, operating earnings and other financial information by respective business segment for the fiscal years ended June 30, 1998, 1997, and 1996 (dollars in thousands):

                                                                           Inter-Segment
         1998                               Wholesale       Retail          Eliminations           Consolidated
         ----                               ---------       ------          ------------           ------------

         Net sales                          $575,867       $235,230        $(131,776)               $679,321
         Operating income                    109,714         13,747           (3,771)                119,690
         Interest and other
          income                               3,159            290             -                      3,449
         Interest expense                        -              -                                    ( 4,609)
                                                                                                     -------
          Income before income
           tax expense and
           extraordinary charge                                                                      118,530
         Depreciation and
          amortization                        13,753          1,751             -                     15,504

         Identifiable assets                 336,210         69,807             -                    406,017
         Cash                                                                                         19,380
         Deferred income taxes                                                                         7,094
         Deferred financing costs                                                                        632
                                                                                                     -------
              Total assets                                                                           433,123
         Capital expenditures                 14,895         14,770             -                     29,665

                                                                           Inter-Segment
         1997                               Wholesale       Retail          Eliminations           Consolidated
         ----                               ---------       ------          ------------           ------------

         Net sales                          $495,001       $175,825        $ (98,988)               $571,838
         Operating income                     84,034          7,419           (5,604)                 85,849
         Interest and other
          income                                 974            298              -                     1,272
         Interest expense                        -             -                 -                    (6,427)
                                                                                                     -------

          Income before income
           tax expense                                                                                80,694
         Depreciation and
          amortization                        14,235          1,613              -                    15,848

         Identifiable assets                 335,260         61,745              -                   397,005
         Cash                                                                                         21,866
         Deferred income taxes                                                                         7,353
         Deferred financing costs                                                                      1,560
                                                                                                     -------
              Total assets                                                                           427,784
         Capital expenditures                  9,990         13,393              -                    23,383

                                                                           Inter-Segment
         1996                               Wholesale       Retail          Eliminations           Consolidated
         ----                               ---------       ------          ------------           ------------

         Net sales                          $433,886       $155,601        $(79,711)                $509,776
         Operating income                     53,745          4,059          (2,237)                  55,567
         Interest and other
          income                                 663            376            -                       1,039
         Interest expense                       -              -               -                      (9,616)
                                                                                                     -------

          Income before income tax
           expense and extraordinary
            charge                                                                                    46,990
         Depreciation and
          amortization                        15,199          1,562            -                      16,761

         Identifiable assets                 327,371         48,350            -                     375,721
         Cash                                                                                          9,078
         Deferred income taxes                                                                         9,305
         Deferred financing costs                                                                      1,877
                                                                                                     -------
              Total assets                                                                           395,981

         Capital expenditures                  7,421          5,893            -                      13,314



                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

(15)     Selected Quarterly Financial Data (Unaudited)

         Tabulated below are certain data for each quarter of the fiscal years ended June 30, 1998 and 1997 (dollar amounts in thousands, except per share data).

                                                   Quarter Ended
                                  ----------------------------------------------
                                  September 30  December 31   March 31   June 30
                                  ------------  -----------   --------   -------
          1998 Quarters:

          Net Sales                $152,494      $172,743   $171,434   $182,650
          Gross Profit               70,766        80,713     80,404     83,692
          Income before
           extraordinary charge    $ 14,034      $ 19,091   $ 18,793   $ 20,030
          Net income               $ 14,034      $ 19,091   $ 17,991   $ 20,030
          Net income per basic
            share                  $   0.49      $   0.66   $   0.62   $   0.70
          Net income per diluted
            share                  $   0.48      $   0.65   $   0.61   $   0.68
          Dividend declared per
            common share           $   0.03      $   0.03   $   0.04   $   0.04

          1997 Quarters:
          Net sales                $132,355      $138,330   $144,719   $156,434
          Gross profit               54,578        59,921     63,308     70,431
          Net income               $  8,783        12,227     12,849     14,881
          Net income per basic
            share                  $   0.31      $   0.42  $    0.45   $   0.52
          Net income per diluted
            share                  $   0.30      $   0.42  $    0.44   $   0.51
          Dividend declared per
            common share           $   0.02      $   0.02  $    0.03   $   0.03

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         No changes in or disagreements with accountants on accounting or financial disclosure occurred in fiscal years 1998, 1997 and 1996.

                                    PART III
                                    --------


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

                                     PART IV
                                     -------


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

     (a) Listing of Documents

         (1) Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at June 30, 1998 and 1997, and for the years ended June 30, 1998, 1997 and 1996, consist of the following:

                      Consolidated Balance Sheets

                      Consolidated Statements of Operations

                      Consolidated Statements of Cash Flows

                      Consolidated Statements of Shareholders' Equity

                      Notes to Consolidated Financial Statements


         (2) Financial Statement Schedules. Financial Statement Schedules of the Company appended hereto, as required for the years ended June 30, 1998, 1997 and 1996, consist of the following:

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

         (3) The  following  Exhibits  are filed as part of this  report on Form
             10-K:


Exhibit
Number                                        Exhibit
-------                                       -------

*2(a)    Agreement  and Plan of Merger,  dated May 20,  1989 among the  Company,
         Green  Mountain   Acquisition   Corporation   ("Merger  Sub"),  INTERCO
         Incorporated, Interco Subsidiary, Inc. and Ethan Allen
*2(b) Restructuring Agreement, dated as March 1, 1991, among Green Mountain Holding Corporation, Ethan Allen, Chemical Bank, General Electric
         Capital Corporation, Smith Barney Inc. and the stockholders named on the signature page thereof
*2(c) Purchase and Sale Agreement, dated March 28, 1997, between the Company and Carriage House Interiors of Colorado, Inc.
*3(a)    Restated  Certificate  of  Incorporation  for  Green  Mountain  Holding
         Corporation
*3(b)    Restated and Amended By-Laws of Green Mountain Holding Corporation
*3(c)    Restated Certificate of Incorporation of the Company
*3(c)-1  Certificate   of   Designation   relating   to  the   Series  C  Junior
         Participating Preferred Stock
*3(d)    Amended and Restated By-Laws of the Company
*3(e)    Certificate of Designation relating to the New Convertible Preferred
         Stock
*3(e)-1  Certificate   of   Designation   relating   to  the   Series  C  Junior
         Participating Preferred Stock
*3(f)    Certificate of Incorporation of Ethan Allen Finance Corporation
*3(g)    By-Laws of Ethan Allen Finance Corporation
*3(h)    Certificate of Incorporation of Ethan Allen Manufacturing Corporation
*3(i)    By-Laws of Ethan Allen Manufacturing Corporation
*4(a)    First Amendment to Management Non-Qualified Stock Option Plan
*4(b)    Second Amendment to Management Non-Qualified Stock Option Plan
*4(c)    1992 Stock Option Plan
*4(c)-1  First Amendment to 1992 Stock Option Plan
*4(c)-2  Amended and Restated 1992 Stock Option Plan

Exhibit
Number                                       Exhibit
-------                                      -------

*4(d)   Management  Letter  Agreement  among the  Management  Investors and the
        Company
*4(e) Management Warrant, issued by the Company to members of the Management of Ethan Allen
*4(f)   Form of Dealer Letter Agreement among Dealer Investors and the Company
*4(g) Form of Kathwari Warrant, dated June 28, 1989 *4(j) Form of Indenture relating to the Senior Notes
*4(j)-1 First  Supplemental  Indenture dated as of March 23, 1995 between Ethan
        Allen and the First National Bank of Boston for $75,000,000 8-3/4% Senior Notes due 2007
*4(k)   Credit  Agreement  among the  Company,  Ethan Allen and  Bankers  Trust
        Company
*4(k)-1 Amended  Credit  Agreement  among the Company,  Ethan Allen and Bankers
        Trust Company
*4(k)-2 110,000,000  Senior Secured  Revolving  Credit Facility dated March 10,
        1995 between Ethan Allen and Chase Manhattan Bank
*4(k)-3 Amended and  Restated  Credit  Agreement as of December 4, 1996 between
        Ethan Allen Inc. and the Chase Manhattan Bank
*4(l)   Catawba County Industrial Facilities Revenue Bond
*4(l)-1 Trust  Indenture  dated as of  October  1,  1994  securing  $4,6000,000
        Industrial Development Revenue Refunding Bonds, Ethan Allen Inc. Series 1994 of the Catawba County Industrial Facilities and Pollution Control Financing Authority
*4(m)   Lease for 2700 Sepulveda Boulevard Torrance, California
*4(n) Amended and Restated Warrant Agreement, dated March 1, 1991, among Green Mountain Holding Corporation and First Trust National Association
*4(o)   Exchange Notes Warrant Transfer Agreement
*4(p) Warrant (Earned) to purchase shares of the Company's Common Stock dated March 24, 1993
*4(q) Warrant (Earned-In) to purchase shares of the Company's Common Stock, dated March 23, 1993
*4(r) Recapitalization Agreement among the Company, General Electric Capital Corporation, Smith Barney Inc., Chemical Fund Investments, Inc., Legend Capital Group, Inc., Legend Capital International Ltd., Castle Harlan, Inc., M. Farooq Kathwari, the Ethan Allen Retirement Program and other stockholders named on the signature pages thereto, dated as of March 24, 1993
*4(s) Preferred Stock and Common Stock Subscription Agreement, dated March 24, 1993, among the Company, General Electric Capital Corporation, and Smith Barney Inc.
*4(t) Security Agreement, dated as of March 10, 1995, between Ethan Allen Inc. and Chase Manhattan Bank
*4(u) Rights Agreement, dated as of July 26, 1996, between the Company and Harris Trust and Savings Bank
*4(v) Registration Rights Agreement, dated March 28, 1997, between the Company and Carriage House Interiors of Colorado, Inc.
*10(b) Employment Agreement, dated June 29, 1989, among Mr. Kathwari, the Company and Ethan Allen
*10(c) Employment Agreement dated July 27, 1994 among Mr. Kathwari, the Company and Ethan Allen
*10(d) Restated Directors Indemnification Agreement, dated March 1993, among the Company and Ethan Allen and their Directors
*10(e) Registration Rights Agreement, dated March 1993, by and among Ethan Allen, General Electric Capital Corporation and Smith Barney Inc.
*10(f)  Form of Management Bonus Plan, dated October 30, 1991
*10(g)  Ethan Allen Profit Sharing and 401(k) Retirement Plan
*10(h)  General Electric Capital Corporation Credit Card Agreement
*10(i) Employment Agreement dated October 28, 1997 between Mr. Kathwari and Ethan Allen Interiors, Inc.
*21     List of wholly-owned subsidiaries of the Company
*23(a)  Consent of KPMG Peat Marwick LLP.

 *27     Financial Data Schedule


--------------

 * Incorporated by reference to the exhibits filed with the Registration Statement on Form S-1 of the Company and Ethan Allen Inc. filed with the Securities and Exchange Commission on March 16, 1993 (Commission File No. 33-57216) and the Registration Statement on Form S-3 of the Company filed with the Securities and Exchange Commission on May 21, 1997 (Commission File No. 333-37545) and the exhibits filed with the Annual Report on Form 10-K of the Company and Ethan Allen Inc. filed with the Securities and Exchange Commission on September 24, 1993 (Commission File No. 1-11806), the Current Report on Form 8-K of the Company and Ethan Allen Inc. filed with the Securities and Exchange Commission on July 3, 1996 (Commission File No. 1-11806), the Quarterly Report on Form 10-Q of the Company and Ethan Allen Inc. filed with the Securities and Exchange Commission on February 13, 1997 (Commission File No. 1-11806) and the Quarterly Report on Form 10-Q of the Company and Ethan Allen Inc. filed with the Securities and Exchange Commission on November 14, 1997 (Commission File No. 1-11806) and the Registration Statement on Form S-3 of the Company, Ethan Allen, Ethan Allen Manufacturing Corporation, Ethan Allen Finance Corporation and Andover Wood Products Inc. filed with the Securities and Exchange Commission on October 23, 1994 (Commission File No. 33-85578-01) and all supplements thereto.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        As of and for the Fiscal Years Ended June 30, 1998, 1997 and 1996
                             (Dollars in thousands)




                                                     Balance at        Additions                         Balance at
                                                     Beginning         Charged to                          End of
                                                     of Period           Income         Adjustments        Period
                                                     ---------           ------         -----------      ----------

Receivables:
  Allowance for doubtful accounts:

    June 30, 1998                                     $ 2,122           $  312          $   (186)        $ 2,248
    June 30, 1997                                     $ 2,975           $  328          $ (1,181)        $ 2,122
    June 30, 1996                                     $ 4,567           $   47          $ (1,639)        $ 2,975




                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ETHAN ALLEN INTERIORS INC.
                                           (Registrant)


                                           By /s/ M. Farooq Kathwari
                                              ----------------------------------
                                              Chairman, Chief Executive Officer
                                               and Director


                                           ETHAN ALLEN INC.
                                           (Registrant)


                                           By /s/ M. Farooq Kathwari
                                              ----------------------------------
                                              Chairman, Chief Executive Officer
                                               and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




   /s/ M. Farooq Kathwari                   Chairman, Chief Executive
----------------------------------           Officer and Director
      (M. Farooq Kathwari)



  /s/ Clinton A. Clark                      Director
----------------------------------
     (Clinton A. Clark)



  /s/ Kristin Gamble                        Director
----------------------------------
     (Kristin Gamble)



  /s/ Horace McDonell                       Director
----------------------------------
     (Horace McDonell)



  /s/ Edward H. Meyer                       Director
----------------------------------
     (Edward H. Meyer)


   /s/ William W. Sprague                   Director
----------------------------------
      (William W. Sprague)



  /s/ Gerardo Burdo                         Vice President &
----------------------------------           Corporate Controller
     (Gerardo Burdo)


  /s/ Mary Beth Walsh                       Assistant Corporate
----------------------------------           Controller
     (Mary Beth Walsh)