Form 10-K/A
period 1998-06-30
ETHAN ALLEN INTERIORS INC
filed 1998-10-09
CIK 896156

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

Item 8 to the Form 10-K, filed on September 18, 1998, is hereby amended to read in its entirety as follows:

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

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                    Years ended June 30, 1998, 1997 and 1996
                             (Dollars in thousands)

                                                                 1998              1997                1996
                                                              ----------        ----------          ----------

Operating activities:
  Net income                                                  $ 71,146          $ 48,740             $ 28,145

  Adjustments  to  reconcile  net  income
   to net  cash  provided  by  operating
   activities:
   Depreciation and amortization                                15,868            16,411               17,495

    Compensation expense related to
     restricted stock award                                      2,136               891                  180
   Provision for deferred
    income taxes                                                   683               575                  622
   Extraordinary charge                                            802              -                      -
   Other non-cash benefit (charges)                                 77               498                  (64)

   Change in:
      Accounts receivable                                       (3,340)            1,822                1,407
      Inventories                                               (6,839)            2,726                6,891

      Prepaid and other current assets                          (4,011)              653                  745
    Other assets                                                  (891)              137                 (271)
      Accounts payable                                          11,576             5,099                4,333
      Accrued expenses                                             414               973                1,621
    Other long-term liabilities                                    (3)              (221)                 (36)
                                                               -------            -------             -------

  Net cash provided by operating
   activities                                                   87,618            78,304               61,068
                                                               -------           -------              -------


 Investing activities:
  Proceeds from the disposal of property,
   plant, and equipment                                           827                110                1,216

  Proceeds from the disposal of property
   held for sale                                                  -                1,945                 -
  Capital expenditures                                        (29,665)           (23,383)             (13,314)

  Payments received on long-term notes
   receivable                                                   1,538              1,152                2,559

  Disbursements made for long-term notes
   receivable                                                    (302)            (1,077)                (935)

  Redemption of short term securities                          30,270               -                    -
  Investments in short term securities                        (12,295)           (17,975)                -
                                                              -------            -------              -------

   Net cash used in investing activities                      ( 9,627)           (39,228)             (10,474)
                                                              -------            -------              -------


Financing activities:
  Borrowings on revolving credit facilities                      -                14,500               56,500

  Payments on revolving credit facilities                        -               (21,500)             (95,500)

  Redemption of Senior Notes                                  (52,543)            (9,457)              (6,000)

  Premium paid on Senior Note redemption                         (461)              -                    -
  Other payments on long-term debt and
   capital leases                                              (2,079)            (2,134)              (1,823)

  Other borrowings on long-term debt                              111                794                  500
  Payments to acquire treasury stock                          (23,310)            (7,249)              (3,895)
  Net proceeds from issuance of common stock                    1,255              1,235                1,294








Increase
in deferred financing costs                                        --               (173)                (138)

  Dividends paid                                               (3,450)            (2,304)                 --
                                                              --------           --------            --------


        Net cash used in financing activities                 (80,477)           (26,288)             (49,062)
                                                              --------           --------             --------


Net (decrease)/increase in cash and cash
   equivalents                                                (2,486)             12,788               1,532
Cash and cash equivalents
 at beginning of year                                         21,866               9,078               7,546
                                                            --------            --------            --------


Cash and cash equivalents
 at end of year                                             $ 19,380            $ 21,866            $  9,078
                                                            ========            ========            ========


Supplemental disclosure:
  Cash payments for:
    Income taxes                                            $ 45,382            $ 28,116            $ 12,515

    Interest                                                   5,585               6,138               9,073

Non cash transactions:
  Additions to obligations under
    capitalized leases                                           --                 504               1,107

  Acquisition of stores with treasury stock                      --               3,327                  --

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