Form 10-Q
period 1998-09-30
ETHAN ALLEN INTERIORS INC
filed 1998-11-13
CIK 896156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1998

                                                                 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number:                 1-11692

        Ethan Allen Interiors Inc.; Ethan Allen Inc.; Ethan Allen Finance
        Corporation; Ethan Allen Manufacturing Corporation; Andover Woods
                                  Products Inc.
             (Exact name of registrant as specified in its charter)


           Delaware                                         06-1275288
(State or other  jurisdiction
of incorporation or organization)                     (I.R.S.Employer ID No.)

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

                        27,560,032 at September 30, 1998

                           ETHAN ALLEN INTERIORS INC.
                                 AND SUBSIDIARY



                                      INDEX


                                                                            PAGE

Part I.   Financial Information:

Item 1.  Consolidated  Financial Statements as
         of September 30 and June 30, 1998
         and for the three months ended
         September 30, 1998 and 1997 (unaudited):

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

 Item 1.  Legal Proceedings

 Item 2.  Changes in Securities

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security Holders

 Item 5.  Other Information

 Item 6.  Exhibits and reports on Form 8-K

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                    September 30,
                                                       1998           June 30,
     ASSETS                                         (unaudited)         1998
     ------                                         -----------         ----
Current assets:
  Cash and cash equivalents                         $  12,028       $  19,380
  Accounts receivable, less allowances of
    $1,931 and $2,022 at September 30 and
    June 30, 1998, respectively                        35,850          35,640
  Notes receivable, current portion, less
    allowances of $24 and $27 at September 30
    and June 30, 1998, respectively                       651             686
  Inventories (note 3)                                126,349         114,364
  Prepaid expenses and other current assets            14,454          10,735
  Deferred income taxes                                 7,470           7,094
                                                        -----           -----

       Total current assets                           196,802         187,899
                                                      -------         -------

Property, plant and equipment, net                    195,998         188,171
Property held for sale (note 4)                           746           1,129
Notes receivable, net of current portion, less
    allowance of $214 and $259 at September 30
    and June 30, 1998, respectively                     1,730           1,790
Intangibles, net of amortization of $16,028 and
    $15,060 at September 30 and June 30, 1998,
    respectively                                       51,851          50,773
Deferred financing costs, net of amortization of
    $2,338 and $2,280 at September 30 and June 30,
    1998, respectively                                    574             632
Other assets                                            2,931           2,729
                                                        -----           -----

     Total assets                                    $450,632        $433,123
                                                     ========        ========


          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Current maturities of long-term debt and
   capital lease obligations                         $  1,115        $    879
  Accounts payable                                     61,774          51,135
  Accrued expenses                                      8,198           5,863
  Accrued compensation and benefits                    12,614          15,735
                                                       ------          ------

     Total current liabilities                         83,701          73,612
                                                       ------          ------

Long-term debt, less current maturities                34,187          11,480
                                                       ------          ------
Obligations under capital leases,
  less current maturities                                 781           1,016
Other long-term liabilities,
  principally long-term
  compensation and environmental                          799             812
Deferred income taxes                                  32,324          31,883
                                                       ------          ------

     Total liabilities                                151,792         118,803
                                                      -------         -------

Commitments and contingencies (note 5)                    -               -

Shareholders' equity:
Class A common stock, par value $.01,
  70,000,000 shares authorized,
  29,680,646 and 29,669,470 shares
  issued at September 30 and June 30,
  1998, respectively                                      296             296
Preferred stock, par value $.01,
  1,055,000 shares authorized,
  no shares issued and outstanding at
  September 30 and June 30, 1998,
  respectively                                            -               -
Additional paid-in capital                            264,097         262,462
                                                      -------         -------
                                                      264,393         262,758
Less:
  Treasury stock (at cost)
  2,120,621 and 1,216,096
  shares at September 30
  and June 30, 1998, respectively                    (65,967)         (33,750)
                                                      -------         -------
                                                      198,426         229,008
Retained earnings                                     100,414          85,312
                                                      -------          ------

     Total shareholders' equity                       298,840         314,320
                                                      -------         -------

     Total liabilities and shareholders' equity      $450,632        $433,123
                                                     ========        ========


See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Dollars in thousands, except per share data)




                                                              Three Months
                                                           Ended September 30,
                                                         1998            1997
                                                         ----            ----

Net sales                                             $166,226        $152,494
Cost of sales                                           89,222          81,728
                                                        ------          ------

    Gross profit                                        77,004          70,766

Operating expenses:
  Selling                                               27,824          26,327
  General and administrative                            22,592          20,479
                                                        ------          ------


    Operating income                                    26,588          23,960
                                                        ------          ------


Interest and other miscellaneous
  income, net                                              470             788

Interest and related expense:
  Interest expense                                         296           1,404
  Amortization of deferred
    financing costs                                         58             109
                                                            --             ---
                                                           354           1,513

  Income before income taxes                            26,704          23,235

Income tax expense                                      10,495           9,201
                                                        ------           -----

   Net income                                         $ 16,209        $ 14,034
                                                      ========        ========

Per share data:
   Net income per basic share                         $   0.58        $   0.49
                                                      ========        ========



   Basic weighted average common shares
     outstanding                                        28,007          28,740

   Net income per diluted share                       $   0.57        $   0.48
                                                      ========        ========


   Diluted weighted average common shares
     outstanding                                        28,663          29,296

   Dividends declared per common share                $   0.04        $   0.03
                                                      ========        ========


See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)



                                                               Three Months
                                                            Ended September 30,
                                                            1998          1997
                                                            ----          ----
Operating activities:
  Net income                                             $ 16,209       $14,034
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                          3,897         3,814
     Provision for deferred income taxes                       65          (634)
    Other non-cash charges                                      8           107
     Change in:
       Accounts receivable                                   (259)       (1,350)
       Inventories                                         (9,902)       (3,222)
       Prepaid and other current assets                    (3,719)       (2,014)
       Other assets                                          (446)       (1,237)
      Accounts payable                                     12,028        11,314
       Accrued expenses                                      (755)       (1,817)
       Other long-term liabilities                            (13)          (18)
                                                              ---           ---

  Net cash provided by operating activities                17,113        18,977
                                                           ------        ------

Investing activities:
  Proceeds from the disposal of
    property, plant and equipment                              -             18
  Capital expenditures                                    (10,625)       (8,116)
  Payments received on long-term notes receivable             142           498
  Disbursements made for long-term notes receivable            -            (62)
  Acquisition of business - Inventory                      (2,083)           -
                          - Excess of purchase
                            price over cost                (1,500)           -
  Redemptions of short term securities                         -          1,503
                                                           ------        ------

  Net cash used by investing activities                   (14,066)       (6,159)
                                                          -------       -------

Financing activities:
  Payments to acquire treasury stock                      (32,217)       (3,393)
  Borrowings on revolving credit facility                  23,000            -
  Redemption of Senior Notes                                   -           (139)
  Payments on long-term debt,
  including current maturities                                (37)          (39)
              Issuance of common stock                        246           434
  Payments under capital leases                              (253)         (409)
  Payments of dividends                                    (1,138)         (864)
                                                          -------       -------

  Net cash used by financing activities                   (10,399)       (4,410)
                                                          -------       -------

Net (decrease) increase in cash                            (7,352)        8,408
Cash at beginning of period                                19,380        21,866
                                                          -------       -------

Cash at end of period                                    $ 12,028      $ 30,274
                                                          =======       =======


See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                      Three Months Ended September 30, 1998
                                   (Unaudited)
                             (Dollars in thousands)



                                                   Additional
                                     Common         Paid-in          Treasury         Retained
                                      Stock         Capital           Stock           Earnings          Total
                                      -----         -------           -----           --------          -----
Balance at June 30, 1998            $  296         $262,462       $ (33,750)         $  85,312       $314,320

  Issuance of common stock              -               246             -                  -              246

  Purchase of treasury stock            -               -           (32,217)               -          (32,217)

  Tax benefit associated with
    the exercise of employee
    options and warrants                -             1,389             -                  -            1,389

  Dividends declared                    -               -               -               (1,107)        (1,107)

  Net income                            -               -               -               16,209         16,209
                                      ------         -------         --------          --------        -------

Balance at September 30, 1998       $  296         $264,097        $ (65,967)        $ 100,414       $298,840
                                      ======         =======         ========          ========        =======



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

         The accompanying quarterly consolidated financial statements are unaudited. However, in the opinion of the Company, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been included in the financial statements. The results of operations for the three months ended September 30, 1998, are not necessarily indicative of results for the fiscal year.


(3)      Inventories

         Inventories at September 30 and June 30, 1998 are summarized as follows (dollars in thousands):
                                           September 30,          June 30,
                                               1998                 1998
                                               ----                 ----

                  Retail merchandise        $ 43,365             $ 38,329
                  Finished products           32,106               28,931
                  Work in process             16,115               15,707
                  Raw materials               34,763               31,397
                                             -------              -------
                                            $126,349             $114,364


(4)      Property Held for Sale

         Property held for sale is recorded at lower of cost or net realizable values.


(5)      Contingencies

         The Company has been named as a potentially responsible party ("PRP") for the cleanup of four sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). Numerous other parties have been identified as PRP's at these sites. Liability under CERCLA is joint and several. The Company has total reserves of $500,000 applicable for these sites, which the Company believes is sufficient to cover any resulting liability with respect to all of these sites. The Company has concluded its involvement with one site and settled as a de-minimis party. For two of the sites, the remedial investigation is ongoing. The Company believes that it is not a major contributor based on the very small volume of

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)




         waste generated by the Company in relation to the total volume at the site. A volume based allocation of responsibility among the parties has been prepared. With respect to the fourth site, a consent decree to finally resolve the matter with the EPA has been signed and the Company has entered upon a program to design and construct a landfill cap of the Parker Landfill site. The cap will be funded be a number of parties including the Federal Government, the State of Vermont and other companies who contributed hazardous materials to the site. Another company is responsible for the ground water remediation and still another is responsible for operation and maintenance.

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

         The condensed balance sheets of Ethan Allen as of September 30 and June 30, 1998 are as follows (dollars in thousands):

                                           September 30,        June 30,
                                               1998               1998
                                               ----               ----
         Assets
         ------
         Current assets                     $196,659            $187,677
         Non-current assets                  324,658             282,874
                                             -------             -------

                  Total assets              $521,317            $470,551
                                            ========            ========
         Liabilities
         -----------
         Current liabilities                 $82,487             $72,380
         Non-current liabilities              68,091              45,191
                                              ------              ------

                  Total liabilities         $150,578            $117,571
                                            ========            ========

         A summary of Ethan Allen's operating activity for the three months ended September 30, 1998 and 1997 is as follows (dollars in thousands):

                                                     Three Months
                                                   Ended September 30,
                                                1998                1997
                                               -------            -------

         Net sales                            $166,226           $152,494
         Gross profit                           77,004             70,766
         Operating income                       26,623             23,980
         Interest expense                          296              1,404
         Amortization of deferred
           financing costs                          58                109
         Income before income
           tax expense                          26,739             23,255
         Net income                           $ 16,244           $ 14,054

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)





7)       Earnings Per Share:

         Basic and diluted earnings per share are calculated based upon the provisions of SFAS 128, using the following share data (in thousands):

                                                September 30,     September 30,
                                                    1998              1997
                                                    ----              ----
         Weighted average common shares
           outstanding for basic
           calculation                             28,007            28,740

         Add: Effect of stock options                 656               556
                                                   ------            ------

         Weighted average common shares
           outstanding, adjusted for
           diluted calculation                     28,663            29,296
                                                   ======            ======

8)       Segment Information

         The Company's operations are classified into two business segments: wholesale and retail home furnishings. The wholesale home furnishings segment is principally involved in the manufacture, sale and distribution of home furnishings products to a network of independently-owned and Ethan Allen-owned stores. The retail home furnishings segment sells home furnishing products through a network of Ethan Allen-owned stores. These products consist of case goods (wood furniture), upholstered products, home accessories and indoor/outdoor furniture.

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

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)



The following table presents revenue and operating earnings by respective business segment for the three months ended September 30, 1998 and 1997(in thousands):

September 30, 1998:

                                                  Inter-Segment
                         Wholesale      Retail     Elimination    Consolidated
                         ---------      ------     -----------    ------------

Net sales                $141,316     $ 61,805       (36,895)       $166,226
Gross profit               51,809       27,057        (1,862)         77,004
Operating income           26,102        2,022        (1,536)         26,588
Interest and other
  income                      363          107          -                470
Interest expense              236           60          -                296
Amortization of deferred
  financing costs              46           12          -                 58
Income before income
  tax expense              26,183        2,057        (1,536)         26,704


September 30, 1997:


                                                  Inter-Segment
                         Wholesale      Retail     Elimination    Consolidated
                         ---------      ------     -----------    ------------

Net sales                $130,224     $ 52,486        (30,216)       $152,494
Gross profit               49,474       23,323         (2,031)         70,766
Operating income           23,011        2,536         (1,587)         23,960
Interest and other
  income                      727           61           -                788
Interest expense            1,058          346           -              1,404
Amortization of deferred
  financing costs              82           27           -                109
Income before income
  tax expense              22,598        2,224         (1,587)         23,235

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussions set forth in this Form 10-Q should be read in conjunction with the financial information included herein and the Company's Annual Report on Form 10-K for the year ended June 30, 1998. Management's discussion and analysis of financial condition and results of operations and other sections of this report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

Results of Operations

         Ethan Allen's revenues are comprised of wholesale sales to dealer-owned stores and retail sales of Ethan Allen-owned stores as follows (dollars in millions):

                                                  Three Months
                                                      Ended
                                                  September 30,
                                             1998              1997
                                             ----              ----
Revenues:
Net wholesale sales to dealer-
 owned stores                               $101.9            $ 95.0
Net retail sales of Ethan Allen-
 owned stores                                 61.8              52.5
Other revenues                                 2.5               5.0
                                             -----             -----

Total                                       $166.2            $152.5
                                             =====             =====


         Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

         Sales for the three months ended September 30, 1998 increased by $13.7 million, or 9.0%, over the corresponding period in the prior year to $166.2 million. Net sales to dealer-owned stores increased by $6.9 million or 7.3% to $101.9 million, and net retail sales by Ethan Allen-owned stores increased by $9.3 million or 17.7% to $61.8 million. Sales growth has resulted from increased sales from relocated and new stores, new product offerings and expanded national television advertising. At September 30, 1998, there were 310 total stores, of which 239 were dealer-owned, as compared to 301 total stores, of which 235 were dealer-owned at September 30, 1997.

         The increase in retail sales by Ethan Allen-owned stores is attributable to a 13.3% or $6.7 million, increase in comparable store sales, and an increase in sales generated by newly opened or acquired stores of $3.9 million, partially offset by closed stores, which generated $1.3 million less in sales in the three months ended September 30, 1998, as compared to the three months ended September 30, 1997.

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

         Gross profit for the three months ended September 30, 1998 increased by $6.2 million as compared to the three months ended September 30, 1997 to $77.0 million. Gross margin amounted to 46.3% as compared to 46.4% in the prior year quarter. Gross margins have been negatively impactd by higher lumber and other raw material costs. These cost increases have been partially offset by a higher proportion of retail business, gains in manufacturing efficiencies, higher production levels and streamlined work processes.

         Selling, general and administrative expenses increased $3.6 million from $46.8 million or 30.7% of net sales, in the three months ended September 30, 1997 to $50.4 million or 30.3% of net sales, in the three months ended

September 30, 1998. This increase is principally attributable to a $4.2 million increase in operating expenses of the Company's retail division due to higher sales volumes and new stores.

         Operating income for the three months ended September 30, 1998 was $26.6 million, an increase of $2.6 million as compared to the three months ended September 30, 1997. The improvement is principally a result of the higher sales volume, improvements in manufacturing efficiencies and close monitoring of expenses. Wholesale operating income was $26.1 million for the three months ended September 30, 1998, reflecting an increase of $3.1 million as compared to the prior year quarter. Retail operating income was $2.0 million in the three months ended September 30, 1998, as compared to $2.5 million in the corresponding period in the prior year. Retail operating income was negatively impacted by the acquisition of 3 stores in Connecticut and a concurrent move of the Connecticut Service Center. Exclusive of these one-time occurrences, retail operating income would have amounted to $3.3 million.

         Interest expense, including amortization of deferred financing costs, for the three months ended September 30, 1998 decreased by $1.1 million to $.4 million from $1.5 million in the three months ended September 30, 1997, due to lower debt balances outstanding.

         Income tax expense of $10.5 million was recorded for the three months ended September 30, 1998 as compared to $9.2 million in the prior year quarter. The Company's effective tax rate for the three months ended September 30, 1998 was 39.3%, as compared to 39.6% for the three months ended September 30, 1997.

         For the three months ended September 30, 1998, the Company recorded net income of $16.2 million compared to net income for the three months ended September 30, 1997 of $14.0 million.


Financial Condition and Liquidity

         Principal sources of liquidity are cash flow from operations and additional borrowing capacity under the revolving credit facility. Net cash provided by operating activities totaled $17.1 million for the three months ended September 30, 1998 as compared to $19.0 million in the three months ended September 30, 1997. Net income for the three months ended September 30, 1998 was $2.2 million higher than the net income reported for the three months ended September 30, 1997. For the quarter, inventories increased $12.0 million to $126.3 million, ($2.1 million of this increase related to the purchase of three stores in Connecticut), as compared to a $3.2 million increase in the prior year first quarter. Accounts payable and accrued expenses increased $11.3 million for the three months ended September 30, 1998 as compared to a $9.5 million increase in the prior year first quarter. At September 30, 1998, the Company had working capital of $113.1 million and a current ratio of 2.35 to 1.

         During the three months ended September 30, 1998, capital spending totaled $10.6 million as compared to $8.1 million in the three months ended September 30, 1997. Capital expenditures in fiscal 1999 are anticipated to be approximately $50.0 million. The Company anticipates that cash from operations will be sufficient to fund this level of capital expenditures. The increased level of anticipated capital spending, which is attributable primarily to manufacturing efficiency improvements and scheduled new store openings, is expected to continue for the foreseeable future.

         Total debt outstanding at September 30, 1998 is $36.1 million. At September 30, 1998, there was $23.0 million in outstanding revolving loans under the Credit Agreement. Trade and standby letters of credit of $13.9 million were outstanding as of September 30, 1998.

         As of September 30, 1998, aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $.4 million, $23.2 million, $.2 million, $.2 million and $10.5 million, respectively. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements.

         The Company may, from time to time, either directly or through agents, repurchase its common stock in the open market through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. During the quarter ended September 30, 1998, 873,300 shares were purchased at an average price of $35.26 per share. Depending on market prices and other conditions relevant to the Company, such purchases may be discontinued at any time.


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

                           PART II. OTHER INFORMATION



Item 1.  - Legal Proceedings

There has been no change to matters discussed in Business-Legal Proceedings in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 18, 1998.

Item 2.  - Changes in Securities

There has been no change to matters discussed in Description and Ownership of Capital Stock in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 18, 1998.

Item 3.  - Defaults Upon Senior Securities

None

Item 4.  - Submission of Matters to a Vote of Security Holders

None

Item 5.  - Other Information

None

Item 6.  - Exhibits and Reports on Form 8-K

27       - Edgar Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ETHAN ALLEN INTERIORS INC.
                           --------------------------
                                  (Registrant)



DATE:      11/13/98                 BY:  /s/ M. Farooq Kathwari
           --------                      ----------------------
                                             M. Farooq Kathwari
                                             Chairman of the Board
                                             President and Chief
                                             Executive Officer
                                             (Principal Executive Officer)


DATE:      11/13/98                 BY:  /s/ Gerardo Burdo
           --------                      ----------------------
                                             Gerardo Burdo
                                             Vice President &
                                             Corporate Controller
                                             (Principal Financial Officer)


DATE:      11/13/98                 BY:  /s/ Mary Beth Walsh
           --------                      ----------------------
                                             Mary Beth Walsh
                                             Assistant Corporate Controller
                                             (Principal Accounting Officer)