Form 10-Q
period 1998-12-31
ETHAN ALLEN INTERIORS INC
filed 1999-02-12
CIK 896156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  December 31, 1998
                               -------------------------------------------------

                                   or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               -------------------------------------------------

Commission File Number:                            1-11692
                       ---------------------------------------------------------

 Ethan Allen Interiors Inc.; Ethan Allen Inc.; Ethan Allen Finance Corporation;
       Ethan Allen Manufacturing Corporation; Andover Wood Products Inc.
--------------------------------------------------------------------------------
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


                         27,233,006 at December 31, 1998

                           ETHAN ALLEN INTERIORS INC.
                                 AND SUBSIDIARY



                                     INDEX



                                                                          PAGE
                                                                          ----

Part I.       Financial Information:

 Item 1.      Consolidated  Financial  Statements  as of
              December 31 and June 30, 1998 and for the three and six months ended December
              31, 1998 and 1997 (unaudited):

              Consolidated Balance Sheets                                   2

              Consolidated Statements of Income                             3

              Consolidated Statements of Cash Flows                         4

              Consolidated Statement of Shareholders'
              Equity                                                        5

              Notes to Consolidated Financial
              Statements                                                    6

 Item 2.      Management Discussion and Analysis
              of Financial Condition and Results
              of Operations                                                10

 Item 3.      Quantitative  and  Qualitative
              Disclosure about Market Risk                                 13


Part II.      Other Information:                                           14

 Item 1.      Legal Proceedings

 Item 2.      Changes in Securities

 Item 6.      Exhibits and reports on Form 8-K

 Signatures

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                 December 31,
                                                                     1998        June 30,
                                                                 (unaudited)       1998
                                                                 -----------  ------------


Current assets:
  Cash and cash equivalents                                      $  10,941    $  19,380
  Accounts receivable, less allowances of
    $2,016 and $2,022 at December 31 and
    June 30, 1998, respectively                                     31,220       35,640
  Notes receivable, current portion, less
    allowances of $113 and $27 at December
    31 and June 30, 1998, respectively                                 658          686
  Inventories (note 3)                                             133,377      114,364
  Prepaid expenses and other current assets                         14,413       10,735
  Deferred income taxes                                              8,112        7,094
                                                                 ---------    ---------

       Total current assets                                        198,721      187,899
                                                                 ---------    ---------

Property, plant and equipment, net                                 203,117      188,171
Property held for sale (note 4)                                        484        1,129
Notes receivable, net of current portion, less
  allowance of $117 and $259 at December 31 and
  June 30, 1998, respectively                                        1,387        1,790
Intangibles, net of amortization of $15,904 and
   $15,060 at December 31 and June 30, 1998,
   respectively                                                     52,141       50,773
Deferred financing costs, net of amortization of
   $2,395 and $2,280 at December 31 and June 30,
   1998, respectively                                                  517          632
Other assets                                                         3,082        2,729
                                                                 ---------    ---------
     Total assets                                                $ 459,449    $ 433,123
                                                                 =========    =========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt and
   capital lease obligations                                     $   1,053    $     879
  Accounts payable                                                  56,765       51,135
  Accrued expenses                                                   9,136        5,863
  Accrued compensation and benefits                                 15,339       15,735
                                                                 ---------    ---------
     Total current liabilities                                      82,293       73,612
                                                                 ---------    ---------

Long-term debt, less current maturities                             35,648       11,480
Obligations under capital leases, less current
  maturities                                                           483        1,016
Other long-term liabilities, principally long-term
  compensation and environmental                                       791          812
Deferred income taxes                                               31,998       31,883
                                                                 ---------    ---------
     Total liabilities                                             151,213      118,803
                                                                 ---------    ---------

Commitments and Contingencies (note 5)

Shareholders' equity:
Class A common stock, par value $.01, 70,000,000
  shares authorized, 29,716,573 and 29,669,470 shares
  issued at December 31 and June 30, 1998, respectively                296          296
Preferred stock, par value $.01, 1,055,000 shares
  authorized, no shares issued and outstanding at
  December 31 and June 30, 1998, respectively                         --           --
Additional paid-in capital                                         265,655      262,462
                                                                 ---------    ---------
                                                                   265,951      262,758
Less:  Treasury stock (at cost) 2,483,567 and 1,216,096 shares
     at December 31 and June 30, 1998, respectively                (78,242)     (33,750)
                                                                 ---------    ---------

                                                                   187,709      229,008
Retained Earnings                                                  120,527       85,312
                                                                 ---------    ---------
      Total shareholders' equity                                   308,236      314,320
                                                                 ---------    ---------

      Total liabilities and shareholders' equity                 $ 459,449    $ 433,123
                                                                 =========    =========
See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)



                                              Three Months           Six Months
                                           Ended December 31,    Ended December 31,
                                             1998       1997       1998       1997
                                           --------   --------   --------   --------


Net sales                                  $193,674   $172,743   $359,900   $325,237
Cost of sales                               103,918     92,030    193,140    173,758
                                           --------   --------   --------   --------
    Gross profit                             89,756     80,713    166,760    151,479

Operating expenses:
  Selling                                    30,640     26,567     58,464     52,894
  General and administrative                 24,287     22,033     46,879     42,512
                                           --------   --------   --------   --------

    Operating income                         34,829     32,113     61,417     56,073
                                           --------   --------   --------   --------

Interest and other miscellaneous
  income, net                                   348      1,014        818      1,802

Interest and related expense:
  Interest expense                              594      1,390        890      2,794
  Amortization of deferred
    financing costs                              57        102        115        211
                                           --------   --------   --------   --------
                                                651      1,492      1,005      3,005
                                           --------   --------   --------   --------

  Income before income taxes                 34,526     31,635     61,230     54,870

Income tax expense                           13,340     12,544     23,835     21,745
                                           --------   --------   --------   --------

  Net income                               $ 21,186   $ 19,091   $ 37,395   $ 33,125
                                           ========   ========   ========   ========
Per share data (note 7):

  Net Income per basic share               $   0.77   $   0.66   $   1.35   $   1.15
                                           ========   ========   ========   ========

  Basic weighted average common shares
   outstanding                               27,476     28,713     27,741     28,727

  Net Income per diluted share             $   0.75   $   0.65   $   1.32   $   1.13
                                           ========   ========   ========   ========

  Diluted weighted average common shares
   outstanding                               28,061     29,380     28,362     29,338

  Dividend declared per
   common share                            $   0.04   $   0.03   $   0.08   $   0.06
                                           ========   ========   ========   ========

See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                                      Six Months
                                                                  Ended December 31,
                                                                    1998        1997
                                                                 --------    ---------


Operating activities:
   Net income                                                    $ 37,395    $ 33,125
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                                 7,903       8,115
      Provision for deferred income taxes                            (903)       (896)
      Other non-cash charges                                          344          82
      Change in:
         Accounts receivable                                        4,363       3,997
         Inventories                                              (15,757)     (1,277)
         Prepaid and other current assets                          (3,678)     (4,127)
         Other assets                                                (850)     (1,122)
         Accounts payable                                           8,039       8,470
         Accrued expenses                                           2,938        (525)
         Other long-term liabilities                                  (21)        (27)
                                                                 --------    --------
 Net cash provided by operating activities                         39,773      45,815
                                                                 --------    --------

Investing activities:
   Proceeds from the disposal of property, plant and equipment       --           780
   Capital expenditures                                           (21,091)    (13,446)
   Payments received on long-term notes receivable                    486       1,182
   Disbursements made for long-term notes receivable                 --           (77)
   Acquisition of business - Inventory                             (3,256)       --
   Excess of Purchase price over cost                              (2,212)       --
   Redemptions of short term securities                              --        10,476
   Investments in short term securities                              --       (12,295)
                                                                 --------    --------
  Net cash used in investing activities                           (26,073)    (13,380)
                                                                 --------    --------
Financing activities:
   Payments to acquire treasury stock                             (44,492)     (4,842)
   Payments on revolving credit facility                          (30,000)       --
   Borrowings on revolving credit facility                         54,500        --
   Other long-term borrowings                                        --           111
   Redemption of Senior Notes                                        --          (139)
   Payments on long-term debt, including current maturities           (76)        (76)
   Payments under capital leases                                     (614)       (821)
   Issuance of capital stock                                          784       1,015
   Payment of dividends                                            (2,241)     (1,726)
                                                                 --------    --------
Net cash used in financing activities                             (22,139)     (6,478)
                                                                 --------    --------

Net increase in cash and cash equivalents                          (8,439)     25,957
Cash and cash equivalents at beginning of period                   19,380      21,866
                                                                 --------    --------

Cash and cash equivalents at end of period                       $ 10,941    $ 47,823
                                                                 ========    ========

See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                       Six Months Ended December 31, 1998
                                   (Unaudited)
                             (Dollars in thousands)



                                            Additional
                                  Common    Paid-In       Treasury       Retained
                                  Stock     Capital       Stock          Earnings     Total
                                  ------    ----------    -----------    ---------    ----------



Balance at June 30, 1998          $  296    $  262,462    $  (33,750)    $  85,312    $  314,320

   Issuance of common stock          -             784         --            --              784

   Purchase of 1,267,471 shares
      treasury stock                 -           --          (44,492)        --          (44,492)

   Tax benefit associated with
     the exercise of employee
     options and warrants            -           2,409         --            --            2,409

   Dividends declared                -           --            --           (2,180)       (2,180)


   Net income                        -           --            --           37,395        37,395
                                  -------   ----------    -----------    ---------    ----------
Balance at December 31, 1998      $   296   $  265,655    $  (78,242)    $ 120,527    $  308,236
                                  =======   ==========    ===========    =========    ==========


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

          In the opinion of the Company, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been included in the financial statements. The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of results for the fiscal year.


(3)       Inventories

          Inventories at December 31 and June 30, 1998 are summarized as follows (dollars in thousands):

                                    December 31,               June 30,
                                        1998                     1998
                                    ------------              ----------

Retail merchandise                   $ 46,234                 $ 38,329
Finished products                      34,817                   28,931
Work in process                        16,464                   15,707
Raw materials                          35,862                   31,397
                                     --------                 --------
                                     $133,377                 $114,364
                                     ========                 ========

(4)       Property Held for Sale

          Property held for sale is recorded at lower of cost or net realizable values.

(5)       Contingencies

          The Company has been named as a potentially responsible party ("PRP") for the cleanup of four sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). Numerous other parties have been identified as PRP's at these sites. Liability under CERCLA may be joint and several. The Company has total reserves of $500,000 applicable to these sites, which the Company believes is sufficient to cover any resulting liability. With respect to all of these sites, the Company believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the site. The Company has concluded its involvement with one site and has settled as a de-minimis party. For two of the sites, the remedial investigation is ongoing. A volume based allocation of responsibility among the parties has been prepared. With respect to the fourth site, a consent decree to finally resolve the matter with the EPA has been signed and the Company has entered upon a program to design and construct a landfill cap of the Parker Landfill site. The cap will be funded by a number of parties including the Federal Government, the State of Vermont and other companies who contributed hazardous materials to the site. Another company is responsible for the ground water remediation and still another is responsible for operation and maintenance.

(6)       Wholly-Owned Subsidiary

          The Company owns all of the outstanding stock of Ethan Allen, has no material assets other than its ownership of Ethan Allen stock, and conducts all significant operating transactions through Ethan Allen. The Company has guaranteed Ethan Allen's obligations under the Credit Agreement and has pledged all the outstanding capital stock of Ethan Allen to secure its guarantee under its Credit Agreement.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


          The condensed balance sheets of Ethan Allen as of December 31 and June 30, 1998 are as follows (dollars in thousands):

                                   December 31,               June 30,
                                      1998                      1998
                                   ------------              ----------
Assets
------

Current assets                       $198,705                 $187,677
Non-current assets                    344,797                  282,874
                                     --------                 --------

         Total assets                $543,502                 $470,551
                                     ========                 ========

Liabilities
-----------

Current liabilities                  $ 81,096                 $ 72,380
Non-current liabilities                68,920                   45,191
                                     --------                 --------

         Total liabilities           $150,016                 $117,571
                                     ========                 ========

          A summary of Ethan Allen's operating activity for the three and six months ended December 31, 1998 and 1997, is as follows (dollars in thousands):

                                 Three Months            Six Months
                               Ended December 31,     Ended December 31,
                                 1998     1997          1998       1997
                              --------   --------     --------   ---------

Net sales                     $193,674   $172,743     $359,900   $325,237
Gross profit                    89,756     80,713      166,760    151,479
Operating income                34,865     32,134       61,488     56,114
Interest expense                   594      1,390          890      2,794
Amortization of deferred
  financing costs                   57        102          115        211
Income before income
  tax expense                   34,562     31,656       61,301     54,911
Net income                      21,222     19,112       37,466     33,166


7)        Earnings per Share

          Basic and diluted earnings per share are calculated based upon the provisions of SFAS 128, using the following share data (in thousands):

                                          Three Months           Six Months
                                        Ended December 31,    Ended December 31,
                                          1998     1997         1998      1997
                                       --------  ---------    --------  -------

Weighted average common
  shares outstanding for
     basic calculation                  27,476   28,713         27,741   28,727

Add: Effect of stock
  options and warrants                     585      667            621      611

Weighted average common
 shares outstanding - adjusted for
diluted calculation                     28,061   29,380         28,362   29,338

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

         Wholesale profitability includes the wholesale gross margin which is earned on wholesale sales to all retail stores, including Ethan Allen-owned stores. Retail profitability includes the retail margin which is earned based on purchases from the wholesale business. Inter-segment elimination's primarily comprise the wholesale sales and profit on the transfer of inventory between segments. Operating earnings by business segment are defined as sales less operating costs and expenses. Income and expense items, such as corporate operating expenses, are included in the applicable segment. Identifiable assets are those assets used exclusively in the operations of each business segment. Corporate assets principally comprise cash, deferred financing costs, and deferred income taxes.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


The following table presents revenue and operating earnings by respective business segment for the three and six months ended December 31, 1998 and 1997 (in thousands):

Three Months ended December 31, 1998:

                                                         Inter-Segment
                                   Wholesale     Retail    Elimation    Consolidated
                                   ---------     ------    ---------    ------------

Net sales                          $160,193    $ 75,639    $(42,158)    $193,674
Operating income                     30,972       4,634        (777)      34,829
Interest and other
     income                             292          56        --            348
Interest expense                        451         143        --            594
Amortization deferred
     financing costs                     39          18        --             57
Income before income
     tax expense                   $ 30,774    $  4,529    $   (777)    $ 34,526

Three Months ended December 31, 1997:

                                                         Inter-Segment
                                   Wholesale     Retail    Elimation    Consolidated
                                   ---------     ------    ---------    ------------
Net sales                          $144,014    $ 61,150    $(32,421)    $172,743
Gross profit                         54,007      27,263        (557)      80,713
Operating income                     28,011       4,173         (71)      32,113
Interest and other
     income                             959          55        --          1,014
Interest expense                      1,051         339        --          1,390
Amortization deferred
     financing costs                     73          29        --            102
Income before income
     tax expense                   $ 27,846    $  3,860    $    (71)    $ 31,635

Six Months ended December 31, 1998:

                                                         Inter-Segment
                                   Wholesale     Retail    Elimation    Consolidated
                                   ---------     ------    ---------    ------------
Net sales                          $301,509    $137,444    $(79,053)    $359,900
Gross profit                        109,271      60,632      (3,143)     166,760
Operating income                     57,074       6,656      (2,313)      61,417
Interest and other
     income                             655         163        --            818
Interest expense                        687         203        --            890
Amortization deferred
     financing costs                     85          30        --            115
Income before income
     tax expense                   $ 56,957    $  6,586    $ (2,313)    $ 61,230

Six Months ended December 31, 1997:

                                                         Inter-Segment
                                   Wholesale     Retail    Elimation    Consolidated
                                   ---------     ------    ---------    ------------
Net sales                          $274,238    $113,636    $(62,637)    $325,237
Gross profit                        103,481      50,586      (2,588)     151,479
Operating income                     51,022       6,709      (1,658)      56,073
Interest and other
     income                           1,686         116        --          1,802
Interest expense                      2,109         685        --          2,794
Amortization deferred
     financing costs                    155          56        --            211
Income before income
     tax expense                   $ 50,444    $  6,084    $ (1,658)    $ 54,870

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The discussions set forth in this form 10-Q should be read in conjunction with the financial information included herein the Company's Annual Report on Form 10-K for the year ended June 30, 1998. Management's discussion and analysis of financial condition and results of operations and other sections of this report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risk and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, conditions in the various real estate markets where the Company does business, developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

Results of Operations

         Ethan Allen's revenues are comprised of wholesale sales to dealer-owned stores and retail sales of Ethan Allen-owned stores as follows (dollars in millions):

                                            Three Months          Six Months
                                               Ended                Ended
                                            December 31,          December 31,
                                         1998       1997       1998       1997
                                       --------   --------   --------   --------
Revenues:

Net wholesale sales to
 dealer-owned stores                   $  115.6   $  106.9   $  217.5   $  202.0
Net retail sales of Ethan
 Allen-owned stores                        75.6       61.2      137.4      113.7
Other revenues                              2.5        4.6        5.0        9.5
                                       --------   --------   --------   --------
  Total                                $  193.7   $  172.7   $  359.9   $  325.2
                                       ========   ========   ========   ========

Three  Months  Ended  December  31,  1998  Compared to Three
Months Ended December 31, 1997

     Sales for the three months ended December 31, 1998 increased by $21.0 million, or 12.1%, over the corresponding period in the prior year to $193.7 million. Net sales by Ethan Allen-owned stores increased $14.4 million or 23.5% to $75.6 million and net sales to dealer-owned stores increased $8.7 million or 8.1% to $115.6 million. Sales growth has resulted from increased sales from relocated and new stores, new product offerings, and expanded national television advertising. At December 31, 1998, there were 315 total stores, of which 243 were dealer-owned, as compared to 306 total stores, of which 241 were dealer-owned at December 31, 1997.

     The increase in retail sales by Ethan Allen-owned stores is attributable to a 13.7%, or $7.9 million increase in comparable store sales, and an increase in sales generated by newly opened or acquired stores of $7.9 million, partially offset by closed stores, which generated $1.4 million less in sales in the three months ended December 31, 1998 as compared to the three months ended December 31, 1997.

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

     Gross profit for the three months ended December 31, 1998 increased by $9.0 million, or 11.2% from the three months ended December 31, 1997 to $89.8 million. This increase is attributable to higher sales volume partially offset by a decrease in gross margin from 46.7% in the three months ended December 31, 1997 to 46.3% in the three months ended December 31, 1998. Gross margins have been negatively impacted by higher employee benefit costs, and price increases in certain lumber species, purchased wood parts and finishing materials. These factors have been partially offset by the leverage benefit of higher sales volumes, a higher proportionate level of retail sales, gains in manufacturing efficiencies, higher production levels and streamlined work processes. A price increase was implemented on selected items for orders received after December 1, 1998. This, however, did not significantly impact second quarter margins. The full effect of the price increase is not expected until the fourth quarter, with some benefit in the third quarter.

     Selling, general and administrative expenses increased $6.3 million from $48.6 million, or 28.1% of net sales, in the three months ended December 31, 1997 to $54.9 million, or 28.4% of net sales, in the three months ended December 31, 1998. This increase is principally attributable to an increase in the operating expenses of Ethan Allen-owned stores of $5.9 million due to higher sales volumes and the addition of new stores.

     Operating income for the three months ended December 31, 1998 was $34.8 million or 18.0% of sales, an increase of $2.7 million as compared to the three months ended December 31, 1997. Wholesale operating income was $31.0 million for the three months ended December 31, 1998, reflecting an increase of $3.0 million as compared to the prior year period. This increase is attributable to higher sales volumes partially offset by a slight decline in the wholesale operating margin. Retail operating income was $4.6 million for the three months ended December 31, 1998, an increase of $0.4 million from the prior year.

     Interest expense, including the amortization of deferred financing costs, for the three months ended December 31, 1998 decreased by $0.8 million to $0.7 million from $1.5 million in the three months ended December 31, 1997, due to lower debt balances outstanding.

     Income tax expense of $13.3 million was recorded for the three months ended December 31, 1998, as compared to $12.5 million in the prior year quarter. The Company's effective tax rate for the three months ended December 31, 1998 was 38.6% as compared to 39.6% in the three months ended December 31, 1997. The decline in the effective tax rate in the three months ended December 31, 1998 as compared to the corresponding period in the prior year is the result of planning strategies initiated by the Company during the quarter. The Company anticipates that the effective tax rate going forward will be consistent with that of the quarter ended December 31, 1998.

     For the three months ended December 31, 1998, the Company recorded net income of $21.2 million, compared to net income for the three months ended December 31, 1997 of $19.1 million.


Six Months  Ended  December  31,  1998  Compared to Six Months
Ended December 31, 1997

     Sales for the six months ended December 31, 1998 increased by $34.7 million, or 10.7%, over the six months ended December 31, 1997 to $359.9 million. Net retail sales by Ethan Allen-owned stores increased by 21.0% to $137.4 million and sales to dealer-owned stores increased by 7.7% to $217.5 million. The increase in sales to dealer-owned stores has resulted from increased sales from relocated and new stores, newer product offerings, and expanded national television advertising.

     The increase in retail sales by Ethan Allen-owned stores is attributable to a 12.6% or $13.7 million increase in comparable store sales, and an increase in sales generated by newly opened or acquired stores of $12.8 million, partially offset by closed stores which generated $2.8 million less in sales in the six months ended December 31, 1998 as compared to the six months ended December 31, 1997.

     Gross profit for the six months ended December 31, 1998 increased by $15.3 million from the six months ended December 31, 1997 to $166.8 million. This increase is attributable to higher sales volume partially offset by a decline in gross margin from 46.6% in the six months ended December 31, 1997 to 46.3% in the six months ended December 31, 1998. Gross margins have been negatively impacted by higher employee benefit costs, and price increases in certain lumber species, purchased wood parts and finishing materials. These factors have been partially offset by the leverage benefit of a higher sales volume, higher proportionate level of retail sales, gains in manufacturing efficiencies, higher production levels and streamlined work processes. Selling, general and administrative expenses increased $9.9 million from $95.4 million, or 29.3% of net sales, in the six months ended December 31, 1997 to $105.3 million, or 29.3% of net sales, in the six months ended December 31, 1998.

     Operating income for the six months ended December 31, 1998 was $61.4 million or 17.1% of sales, an increase of $5.3 million, as compared to the six months ended December 31, 1997. Wholesale operating income was $57.1 million for the six months ended December 31, 1998, an increase of $6.1 million as compared to the six months ended December 31, 1997. This increase is attributable to higher sales volumes partially offset by lower gross margins. Retail operating income was $6.7 million for the six months ended December 31, 1998, which is comparable to the operating margin for the six months ended December 31, 1997.

     Interest expense, including the amortization of deferred financing costs, for the six months ended December 31, 1998 decreased by $2.0 million to $1.0 million, as compared to the prior year period, due to lower debt balances outstanding.

     Income tax expense of $23.8 million or an effective tax rate of 38.9%, was recorded for the six months ended December 31, 1998, as compared to $21.7 million or an effective rate of 39.6% in the prior year period.

     For the six months ended December 31, 1998, the Company recorded net income of $37.4 million, compared to net income for the six months ended December 31, 1997 of $33.1 million.

Financial Condition and Liquidity

     Principal sources of liquidity are cash flow from operations and additional borrowing capacity under the revolving credit facility. Net cash provided by operating activities totaled $39.8 million for the six months ended December 31, 1998, as compared to $45.8 million in the six months ended December 31, 1997. Net income for the six months ended December 31, 1998 was $4.3 million higher than the net income reported for the six months ended December 31, 1997. For the six months ended December 31, 1998, inventories increased $15.8 million as compared to a $1.3 million increase in the prior year period. Additionally, accrued expenses decreased $2.9 million in the six months ended December 31, 1998 as compared to a $0.5 million increase in accrued expenses in the prior year period. At December 31, 1998, the Company had working capital of $116.4 million and a current ratio of 2.41 to 1.

     During the six months ended December 31, 1998, capital spending totaled $21.1 million as compared to $13.4 million in the six months ended December 31, 1997. Capital expenditures in fiscal 1999 are anticipated to be approximately $50.0 million. The Company anticipates that cash from operations will be sufficient to fund this level of capital expenditures. The current level of anticipated capital spending, which is attributable primarily to manufacturing efficiency improvements and new store openings, is expected to continue for the foreseeable future.

     Total debt outstanding at December 31, 1998 is $37.2 million. At December 31, 1998, there was $24.5 million in outstanding revolving loans under the Credit Agreement. Trade and standby letters of credit of $15.4 million were outstanding as of December 31, 1998.

     As of December 31, 1998, aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $0.4 million, $24.7 million, $2.6 million, $0.2 million and $0.1 million, respectively. Management believes that the Company's cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements.

     The Company may, from time to time, either directly or through agents, repurchase its common stock in the open market through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. During the six months ended December 31, 1998, 1,267,471 shares were purchased at an average price of $35.10 per share. Depending on market prices and other conditions relevant to the Company, such purchases may be discontinued at any time.

Year 2000

     The Company expects to implement the systems and programming changes necessary to address Year 2000 issues and does not believe the cost of such actions will have a material effect on the Company's results of operations or financial condition. However, there is no guarantee that the Company, its suppliers or other third parties will be able to make all of the modifications necessary to address Year 2000 issues on a timely basis. This could have a material adverse effect on the Company's business, financial condition and results of operations. The Company views all of its retail, wholesale and manufacturing applications as mission critical. The Company recently converted its retail, wholesale and a portion of its manufacturing applications onto one single mid range computer, utilizing newly acquired integrated software. The newly implemented software is substantially compliant, with all date fields expanded to four digits. The Company has set up a redundant environment and has rolled the date forward to the year 2000 and is testing all of it business transactions. The testing of these recently implemented applications is expected to be completed by June 30, 1999.

     Concurrently with the aforementioned project, the Company has been remediating its pre-existing manufacturing systems. This process is complete in the Company's wood manufacturing facilities. Substantial progress has been made in the Company's upholstered and accessory manufacturing systems. These systems are expected to be fully compliant by March 31, 1999.

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

     Notwithstanding the progress the Company has made thus far in remediating its existing systems and implementing new systems, the Company is finalizing a formal contingency plan. The Company intends to continue monitoring the progress of others in order to determine whether adequate services will be provided to run the Company's operations in the Year 2000.

Item  3.  Quantitative  and  Qualitative   Disclosure  about
Market Risk

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

Item 6. -  Exhibits and Reports on Form 8-K

           Item 4(c)-3. First Amendment to Amended and Restated 1992 Stock Option Plan

           Item 4(k)-4. First Amendment to Amended and Restated credit Agreement as of August 27, 1997 between Ethan Allen Inc. and the Chase
                         Manhattan Bank

           Item 4(k)-5. Second Amendment to Amended and Restated credit Agreement as of October 20, 1998 between Ethan Allen Inc. and the Chase
                         Manhattan Bank

           27.           EDGAR Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ETHAN ALLEN INTERIORS INC.
                                  (Registrant)



DATE:     February 12, 1999             BY:  /s/ M. Farooq Kathwari
                                             ------------------------------
                                             M. Farooq Kathwari
                                             Chairman of the Board
                                             President and Chief
                                             Executive Officer
                                             (Principal Executive Officer)



DATE:     February 12, 1999             BY:  /s/ Gerardo Burdo
                                             ------------------------------
                                             Gerardo Burdo
                                             Vice President &
                                             Treasurer
                                             (Principal Financial Officer)



DATE:     February 12, 1999             BY:  /s/ Mary Beth Walsh
                                             ------------------------------
                                             Mary Beth Walsh
                                             Assistant Corporate Controller
                                             (Principal Accounting Officer)