Form 10-Q
period 1999-03-31
ETHAN ALLEN INTERIORS INC
filed 1999-05-13
CIK 896156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1999
                               -------------------------------------------------
                                                   or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------------------------------------------

Commission File Number:                           1-11692
                       ---------------------------------------------------------


                 Ethan Allen Interiors Inc.; Ethan Allen Inc.;
          Ethan Allen Marketing Corporation; Ethan Allen Manufacturing
                    Corporation; Andover Wood Products Inc.
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


                          40,885,175 at March 31, 1999

                           ETHAN ALLEN INTERIORS INC.
                                 AND SUBSIDIARY



                                      INDEX



                                                                           PAGE

Part I.  Financial Information:

   Item 1.    Consolidated   Financial   Statements   as  of;
              March  31,  1999 (unaudited)  and June 30,  1998
              and for the three and nine  months ended
              March 31, 1999 (unaudited):

              Consolidated Balance Sheets                                    2

              Consolidated Statements of Operations                          3

              Consolidated Statements of Cash Flows                          4

              Consolidated Statements of Shareholders'
                Equity                                                       5

              Notes to Consolidated Financial
                Statements                                                   6

   Item 2.    Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                               10

   Item 3.    Quantitative and Qualitative Disclosures
                about Market Risk                                           14

Part II.  Other Information:                                                15

   Item 1.    Legal Proceedings

   Item 2.    Changes in Securities and Use of Proceeds

   Item 3.    Defaults Upon Senior Securities

   Item 4.    Submission of Matters to a Vote of
                Security Holders

   Item 5.    Other Information

   Item 6.    Exhibits and reports on Form 8-K

   Signatures

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                             (Dollars in thousands)


                                                               March 31,
                                                                 1999         June 30,
                                                              (unaudited)       1998
                                                              -----------   -----------
                   ASSETS
                   ------

Current assets:
  Cash and cash equivalents                                    $  13,236    $  19,380
  Accounts receivable, less allowances of $2,478
    and $2,022 at March 31, 1999 and June 30, 1998                34,244       35,640
  Notes receivable, current portion, less
    allowances of $97 and $27 at March 31, 1999
    and June 30, 1998, respectively                                  657          686
  Inventories  (note 3)                                          141,446      114,364
  Prepaid expenses and other current assets                       16,382       10,735
  Deferred income taxes                                            8,202        7,094
                                                               ---------    ---------

        Total current assets                                     214,167      187,899
                                                               ---------    ---------

Property, plant and equipment, net                               207,445      188,171
Property held for sale                                               484        1,129
Notes receivable, net of current portion, less
  allowances of $94 and $259 at March 31, 1999
  and June 30, 1998, respectively                                  1,529        1,790
Intangibles, net of amortization of $16,330 and
  $15,060 at March 31, 1999 and June 30, 1998,
  respectively                                                    51,925       50,773
Deferred financing costs, net of amortization of
  $2,466 and $2,280 at March 31, 1999
  and June 30, 1998, respectively                                    446          632
Other assets                                                       2,997        2,729
                                                               ---------    ---------

     Total assets                                              $ 478,993    $ 433,123
                                                               =========    =========

  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt and
   capital lease obligations                                   $  15,395    $     879
  Accounts payable                                                66,671       51,135
  Accrued expenses                                                 8,459        5,863
  Accrued compensation and benefits                               15,874       15,735
                                                               ---------    ---------

       Total current liabilities                                 106,399       73,612
                                                               ---------    ---------

Long-term debt, less current maturities                            9,641       11,480
Obligations under capital leases, less current
  maturities                                                         308        1,016
Other long-term liabilities, principally long-term
  compensation, environmental and legal reserves                   1,408          812
Deferred income taxes                                             32,482       31,883
                                                               ---------    ---------
     Total liabilities                                           150,238      118,803
                                                               ---------    ---------

Commitments and Contingencies (note 4)

Shareholders' equity  (note 5):
Class A common stock, par value $.01, 70,000,000
  shares authorized, 44,619,918 and 44,504,205
  shares issued and outstanding at March 31, 1999
  and June 30, 1998, respectively                                    446          445
Additional paid-in capital                                       266,226      262,313
                                                               ---------    ---------
                                                                 266,672      262,758
Less: Treasury stock (at cost) 3,734,744 shares
  at March 31, 1999 and 1,824,144 shares at
  June 30, 1998, respectively                                    (78,528)     (33,750)
                                                               ---------    ---------
                                                                 188,144      229,008
Retained earnings                                                140,611       85,312
                                                                            ---------
    Total shareholders' equity                                   328,755      314,320
                                                               ---------    ---------
    Total liabilities and shareholders' equity                 $ 478,993    $ 433,123
                                                               =========    =========


See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Dollars in thousands, except per share data)



                                                 Three Months              Nine Months
                                                Ended March 31,          Ended March 31,
                                               1999        1998          1999      1998
                                            ---------   ---------    ---------   ---------


Net sales                                   $ 194,571   $ 171,434    $ 554,471   $ 496,671
Cost of sales                                 103,507      91,030      296,647     264,788
                                            ---------   ---------    ---------   ---------

       Gross profit                            91,064      80,404      257,824     231,883

Operating expenses:
  Selling                                      31,887      28,338       90,351      81,232
  General and administrative                   24,456      20,743       71,335      63,255
                                            ---------   ---------    ---------   ---------

       Operating income                        34,721      31,323       96,138      87,396

Interest and other miscellaneous
  income, net                                     320       1,084        1,138       2,886

Interest and related expense:
  Interest expense                                484       1,166        1,374       3,960
  Amortization of deferred
   financing costs                                 71          95          186         306
                                            ---------   ---------    ---------   ---------
                                                  555       1,261        1,560       4,266
                                            ---------   ---------    ---------   ---------

       Income before income taxes and
         extraordinary charge                  34,486      31,146       95,716      86,016

Income tax expense                             13,312      12,353       37,147      34,098
                                            ---------   ---------    ---------   ---------

       Income before extraordinary
         charge                                21,174      18,793       58,569      51,918

Extraordinary charge, net of tax (note 6)        --           802         --           802
                                            ---------   ---------    ---------   ---------

       Net income                           $  21,174   $  17,991    $  58,569   $  51,116
                                            =========   =========    =========   =========


Per share data (note 7):

Basic earnings per common share:
--------------------------------
     Net income before extraordinary
       charge                               $    0.52   $    0.44    $    1.41   $    1.20
     Extraordinary charge, net of tax            --         (0.02)        --         (0.02)
                                            ---------   ---------    ---------   ---------
     Net income                             $    0.52   $    0.42    $    1.41   $    1.18
                                            =========   =========    =========   =========

     Basic weighted average common
       shares outstanding                      40,986      43,107       41,403      43,097

Diluted earnings per common share:
----------------------------------
     Net income before extraordinary
       charge                               $    0.50   $    0.42    $    1.38   $    1.18
     Extraordinary charge, net of tax            --         (0.02)        --         (0.02)
                                            ---------   ---------    ---------   ---------
     Net income                             $    0.50   $    0.40    $    1.38   $    1.16
                                            =========   =========    =========   =========

     Diluted weighted average common
       shares outstanding                      42,015      44,393       42,368      44,135


See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                              Nine Months
                                                             Ended March 31,
                                                            1999        1998
                                                         ---------   ---------

Operating activities:
     Net income                                          $ 58,569    $ 51,116
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                     11,893      11,945
         Provision for deferred income taxes                 (509)        408
         Other non-cash charges                               205          56
         Extraordinary charge, net of tax                    --           341
         Change in:
              Accounts receivable                           1,300      (1,218)
              Inventories                                 (23,099)     (8,239)
              Prepaid and other current assets             (5,647)     (2,424)
              Other assets                                 (1,078)       (865)
              Accounts payable                             17,945      10,886
              Accrued expenses                              2,796         313
              Other long-term liabilities                     596         (37)
                                                         ---------   ---------

     Net cash provided by operating activities             62,971      62,282
                                                         ---------   ---------

Investing activities:
     Proceeds from the disposal of property, plant
       and equipment                                          135         812
     Capital expenditures                                 (28,591)    (20,431)
     Acquisition of business - inventory                   (3,983)       --
     Excess of purchase price over cost                    (2,423)       --
     Payments received on long-term notes receivable          639       1,352
     Disbursements made for long-term notes receivable       (255)        (77)
     Redemptions of short term securities                    --        30,270
     Investments in short term securities                    --       (12,295)
                                                         ---------   ---------

     Net cash used in investing activities                (34,478)       (369)
                                                         ---------   ---------

Financing activities:
     Payments on revolving credit facilities              (56,000)       --
     Borrowings on revolving credit facilities             70,500        --
     Redemption of senior notes                              --       (52,543)
     Other long-term borrowings                                18         111
     Payments on long-term debt, including current
       maturities                                          (1,639)       (112)
     Payments under capital leases                           (911)     (1,226)
     Issuance of capital stock                              1,504       2,636
     Payment of dividends                                  (3,331)     (2,587)
     Payments to acquire treasury stock                   (44,778)     (5,149)
                                                         ---------   ---------

     Net cash used in financing activities                (34,637)    (58,870)
                                                         ---------   ---------

Net (decrease) increase in cash and cash
  equivalents                                              (6,144)      3,043
Cash and cash equivalents at
  beginning of period                                      19,380      21,866
                                                         ---------   ---------

Cash and cash equivalents at
  at end of period                                       $ 13,236    $ 24,909
                                                         =========   =========



See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                        Nine Months Ended March 31, 1999
                                   (Unaudited)
                             (Dollars in thousands)




Additional
                                     Common      Paid-in     Treasury     Retained
                                      Stock      Capital      Stock       Earnings       Total
                                    ---------   ---------   ----------   ---------    -----------

Balance at June 30, 1998            $     445   $ 262,313   $ (33,750)   $  85,312    $ 314,320

  Issuance of common stock                  1       1,504        --           --          1,505

  Purchase of 1,910,600 shares
    of treasury stock                    --          --       (44,778)        --        (44,778)

  Tax benefit associated with the
    exercise of employee options
    and warrants                         --         2,409        --           --          2,409

  Dividends on common stock              --          --          --         (3,270)      (3,270)

  Net income                             --          --          --         58,569       58,569
                                    ---------   ---------   ---------    ---------    ---------

Balance at March 31, 1999           $     446   $ 266,226   $ (78,528)   $ 140,611    $ 328,755
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

     In the opinion of the Company, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been included in the financial statements. The results of operations for the three and nine months ended March 31, 1999, are not necessarily indicative of results for the fiscal year. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on From 10-K for the year ended June 30, 1998.


(3)  Inventories

     Inventories at March 31, 1999 and June 30, 1998 are summarized as follows (dollars in thousands):

                                           March 31,          June 30,
                                             1999               1998
                                           --------          --------

               Retail merchandise          $ 48,162          $ 38,329
               Finished products             41,791            28,931
               Work in process               16,303            15,707
               Raw materials                 35,190            31,397
                                           --------          --------
                                           $141,446          $114,364
                                           ========          ========


(4)  Contingencies

     The Company has been named as a potentially responsible party ("PRP") for the cleanup of four sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). Numerous other parties have been identified as PRP's at these sites. Liability under CERCLA may be joint and several. Included in Other long-term liabilities is approximately $500,000 applicable to these sites, which the Company believes is sufficient to cover any resulting liability. With respect to all of these sites, the Company believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the site. The Company has concluded its involvement with two sites and has settled as a de-minimis party for both sites. For one of the sites, the remedial investigation is ongoing. A volume-based allocation of responsibility among the parties has been prepared. With respect to the fourth site, a consent decree to finally resolve the matter with the EPA has been signed. The Company believes there may be some delay in resolution due to objections of a non-signatory to the consent decree.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


(5)  Stockholder's Equity

     Since July 1, 1998, 86,463 shares of common stock of the Company have been issued to employees upon exercise of non-qualified stock options and warrants under the Company's stock option plan. The increase in additional paid-in capital from June 30, 1998 to March 1999 represents i) the difference between the exercise price for the stock options or warrants and the par value of the common stock issued to option holders of $0.5 million,
     ii) the income tax benefit of $2.4 million realized on the exercise of these stock options and warrants and iii) $1.0 million recorded for restricted stock during the period.

     The Company has been authorized by its Board of Directors to repurchase its common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. The Company's common stock repurchases are recorded as treasury stock and result in a reduction of stockholder's equity. As of March 31, 1999, the Company had repurchased 3,734,744 shares of its common stock for $78.5 million.


(6)  Extraordinary Charge

     On March 15, 1998, the Company completed its optional early redemption of all of its then outstanding $52.4 million 8-3/4% Senior Notes, due on March 15, 2001, at 101.458% of par value. As a result of the early redemption, an extraordinary charge of $0.8 million, net of tax, or $0.02 per diluted share, was recorded. The extraordinary charge included the write-off of unamortized deferred financing costs and the premium related to the early redemption.


(7)  Earnings Per Share

     Basic and diluted earnings per share are calculated based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", using the following share data (dollars in thousands, except per share data):

                                             Three Months             Nine Months
                                                Ended                    Ended
                                              March 31,                March 31,
                                           1999        1998        1999        1998
                                          ------      ------      ------      ------

        Weighted average common
          shares outstanding for
          basic calculation               40,986      43,107      41,403      43,097

        Add: Effect of stock options
          and warrants                     1,029       1,286         965       1,038
                                          ------      ------      ------      ------

        Weighted average common
          shares outstanding for
          diluted calculation             42,015      44,393      42,368      44,135
                                          ======      ======      ======      ======


(8)  Segment Information

     The Company's operations are classified into two business segments: wholesale and retail home furnishings. The wholesale home furnishings segment is principally involved in the manufacture, sale and distribution of home furnishings products to a network of independently-owned and Ethan Allen-owned stores. The retail home furnishings segment sells home furnishings products through a network of Ethan Allen-owned stores. These products consist of case goods (wood furniture), upholstered products, home accessories and indoor/outdoor furniture.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


(8)  Segment Information  (continued)

     Wholesale profitability includes the wholesale gross margin which is earned on wholesale sales to all retail stores, including Ethan Allen-owned stores. Retail profitability includes the retail margin which is earned based on purchases from the wholesale business. Inter-segment elimination primarily comprises the wholesale sales and profit on the transfer of inventory between segments. Operating earnings by business segment are defined as sales less operating costs and expenses. Income and expense items, such as corporate operating expenses, are included in the applicable segment.

     The following table presents revenue and operating earnings by respective business segment for the three and nine months ended March 31, 1999 and 1998 (in thousands):

     Three Months ended March 31, 1999:

                                                                 Inter-Segment
                                       Wholesale      Retail      Elimination   Consolidated
                                       ---------     --------     -----------   ------------

        Net sales                      $162,290      $ 75,957      $(43,676)      $194,571
        Operating income                 32,440         4,101        (1,820)        34,721
        Interest and other income           266            54          --              320
        Interest expense                    372           112          --              484
        Amortization deferred
          financing costs                    52            19          --               71
        Income before income tax
          expense                      $ 32,282      $  4,024      $ (1,820)      $ 34,486

     Three Months ended March 31, 1998:

                                                                 Inter-Segment
                                       Wholesale      Retail      Elimination   Consolidated
                                       ---------     --------     -----------   ------------
        Net sales                        $147,225      $ 58,373      $(34,164)      $171,434
        Operating income                   29,225         3,527        (1,429)        31,323
        Interest and other income           1,032            52          --            1,084
        Interest expense                      885           281          --            1,166
        Amortization deferred
          financing costs                      70            25          --               95
        Income before income tax
          expense and extraordinary
          charge                         $ 29,302      $  3,273      $ (1,429)      $ 31,146

     Nine Months ended March 31, 1999:

                                                                 Inter-Segment
                                       Wholesale      Retail      Elimination       Consolidated
                                       ---------     --------     -----------       ------------
        Net sales                      $ 463,799      $ 213,401      $(122,729)      $ 554,471
        Operating income                  89,514         10,757         (4,133)         96,138

        Interest and other income            921            217           --             1,138
        Interest expense                   1,059            315           --             1,374
        Amortization deferred
          financing costs                    137             49           --               186
        Income before income
          tax expense                  $  89,239      $  10,610      $  (4,133)      $  95,716

     Nine Months ended March 31, 1998:

                                                                 Inter-Segment
                                       Wholesale      Retail      Elimination   Consolidated
                                       ---------     --------     -----------   ------------
        Net sales                        $421,463      $172,009      $(96,801)      $496,671
        Operating income                   80,247        10,236        (3,087)        87,396
        Interest and other income           2,718           168          --            2,886
        Interest expense                    2,994           966          --            3,960
        Amortization deferred
          financing costs                     225            81          --              306
        Income before income tax
          expense and extraordinary
          charge                         $ 79,746      $  9,357      $ (3,087)      $ 86,016


                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


9)   Wholly-Owned Subsidiary

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

     The condensed balance sheets of Ethan Allen as of March 31, 1999 and June 30, 1998 are as follows (dollars in thousands):

                                     March 31,     June 30,
                                       1999          1998
                                     --------      --------
        Assets
        -----------

        Current assets               $214,106      $187,677
        Non-current assets            350,056       282,874
                                     --------      --------
             Total assets            $564,162      $470,551
                                     ========      ========

        Liabilities
        -----------

        Current liabilities          $105,213      $ 72,380
        Non-current liabilities        43,839        45,191
                                     --------      --------
             Total liabilities       $149,052      $117,571
                                     ========      ========


     A summary of Ethan Allen's operating activity for the three and nine months ended March 31, 1999 and 1998, are as follows (dollars in thousands):

                                           Three Months                Nine Months
                                          Ended March 31,            Ended March 31,
                                        1999          1998          1999           1998
                                      --------      --------      --------      ---------

        Net sales                     $194,571      $171,434      $554,471      $496,671
        Gross profit                    91,064        80,404       257,824       231,883
        Operating income                34,765        31,373        96,253        87,487
        Interest expense                   484         1,166         1,374         3,960
        Amortization of deferred
          financing costs                   71            95           186           306
            Income before income
          tax expense and
          extraordinary charge          34,530        31,196        95,831        86,107
        Extraordinary charge
          (net of tax)                    --             802          --             802
            Net income                $ 21,218      $ 18,041      $ 58,684      $ 51,207


10)  Subsequent Event

     On April 28, 1999 the Board of Directors authorized a three-for-two stock split to shareholders on record as of May 7, 1999, whereby additional common shares arising from the stock split will be distributed on May 21, 1999. All references in the consolidated financial statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the three-for-two stock split.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The discussions set forth in this form 10-Q should be read in conjunction with the financial information included herein and the Company's Annual Report on Form 10-K for the year ended June 30, 1998. Management's discussion and analysis of financial condition and results of operations and other sections of this report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risk and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, conditions in the various real estate markets where the Company does business, developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.


Results of Operations

     Ethan Allen's revenues are primarily comprised of wholesale sales to dealer-owned stores and retail sales of Ethan Allen-owned stores as follows (dollars in millions):

                                     Three Months              Nine Months
                                         Ended                   Ended
                                        March 31,               March 31,
                                    1999       1998        1999        1998
                                 --------    --------    --------    --------

  Revenues:
  ---------------------------
  Net wholesale sales to
    dealer-owned stores          $  116.6    $  108.7    $  334.1    $  310.7
  Net retail sales of Ethan
    Allen-owned stores               76.0        58.3       213.4       172.0
  Other revenues                      2.0         4.4         7.0        14.0
                                 --------    --------    --------    --------
       Total                     $  194.6    $  171.4    $  554.5    $  496.7
                                 ========    ========    ========    ========


Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Sales for the three months ended March 31, 1999 increased by $23.2 million or 13.5%, over the corresponding period in the prior year to $194.6 million. Net wholesale sales to dealer-owned stores increased by 7.3% to $116.6 million, and net retail sales by Ethan Allen-owned stores increased by 30.4% to $76.0 million. The increase in wholesale sales to dealer-owned stores has resulted from increased distribution through new and relocated stores, improved effectiveness of existing stores, and new product offerings. As of March 31, 1999, there were a total of 314 stores, of which 242 were dealer-owned stores, as compared to a total of 309 stores, of which 243 were dealer-owned, at March 31, 1998.

     The increase in retail sales by Ethan Allen-owned stores of $17.7 million is attributable to a 14.4% or $7.9 million, increase in comparable store sales, and an increase in sales generated by newly opened or acquired stores of $11.9 million, partially offset by closed stores, which generated $2.1 million less in sales for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. The number of Ethan Allen-owned stores has increased to 72 at March 31, 1999, as compared to 66 at March 31, 1998.

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

     Gross profit for the three months ended March 31, 1999 increased by $10.7 million or 13.3% from the three months ended March 31, 1998 to $91.1 million due to higher sales volume, while gross margin declined slightly to 46.8% from 46.9% for the three months ended March 31, 1998. This decline reflects lower price points on newer product offerings and increased material and labor costs, offset in part by the leverage benefit of higher volumes, a higher proportionate level of retail sales to total sales and gains in manufacturing efficiencies.

     Selling, general and administrative expenses increased $7.3 million from $49.1 million or 28.6% of sales in the three months ended March 31, 1998 to $56.3 million or 29.0% of sales in the three months ended March 31, 1999. The increase in operating expenses for the quarter is attributable to an increase in the retail division's expenses resulting from new store openings and higher sales volumes from existing Ethan Allen-owned stores.

     Operating income for the three months ended March 31, 1999 was $34.7 million, or 17.8% of sales, as compared to $31.3 million, or 18.3% of sales in the prior year quarter. Wholesale operating income was $32.4 million for the three months ended March 31, 1999, compared to $29.2 million in the corresponding prior year quarter. Higher sales favorably impacted wholesale operating income. Retail operating income was $4.1 million for the three months ended March 31, 1999, compared to $3.5 million from the corresponding period in the prior year.

     Interest expense, including the amortization of deferred financing costs, for the three months ended March 31, 1999, decreased by $0.7 million to $0.6 million from $1.3 million in the three months ended March 31, 1998. The lower interest expense reflects lower debt balances outstanding resulting from the early retirement of the Company's 8-3/4% Senior Notes due 2001 in March of 1998.

     In connection with the early retirement of the 8-3/4% Senior Notes, the Company recorded an $0.8 million extraordinary charge (net of tax benefit) during the quarter ended March 31, 1998. The extraordinary charge included the write-off of unamortized deferred financing costs and the premium paid related to the early redemption.

     Income tax expense of $13.3 million or an effective tax rate of 38.6%, was recorded for the three months ended March 31, 1999 compared to $12.4 million or an effective tax rate of 39.7%, in the prior year quarter.

     For the three months ended March 31, 1999, the Company reported net income of $21.2 million, as compared to net income for the three months ended March 31, 1998, of $18.0 million.


Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 1998

     Sales for the nine months ended March 31, 1999 increased by $57.8 million or 11.6%, to $554.5 million. Net wholesale sales to dealer-owned stores increased by $23.4 million or 7.5% to $334.1 million and net retail sales by Ethan Allen-owned stores increased by $41.4 million or 24.1% to $213.4 million. The increase in wholesale sales to dealer-owned stores has resulted from increased distribution through new and relocated stores, a selective wholesale price increase on orders taken after December 1, 1998, increased effectiveness of existing stores and new product offerings.

     The increase in retail sales by Ethan Allen-owned stores is attributable to a 15.2% or $24.5 million increase in comparable store sales, and an increase in sales generated by newly opened or acquired stores of $21.9 million, partially offset by closed stores which generated $5.0 million less in sales in the nine months ended March 31, 1999, as compared to the nine months ended March 31, 1998.

     Gross profit for the nine months ended March 31, 1999, increased by $25.9 million from the nine months ended March 31, 1998 to $257.8 million. This increase is primarily attributable to higher sales volume. Gross margin decreased to 46.5% for the nine months ended March 31, 1999 from 46.7% in the prior period. The decline in gross margin is due to higher material and labor costs and lower price points on newer product offerings, offset in part by the leverage benefit of higher volumes, a higher proportionate level of retail sales to total sales and gains in manufacturing efficiencies.

     Selling, general and administrative expenses increased $17.2 million from $144.5 million or 29.1% of sales, in the fiscal 1998 period to $161.7 million or 29.2% of sales in the fiscal 1999 period. This increase is mainly attributable to an increase in the number of Ethan Allen-owned stores and an increase in operating expenses of the Company's retail division resulting from higher sales volumes.

     Operating income for the nine months ended March 31, 1999 was $96.1 million or 17.3% of sales, as compared to $87.4 million or 17.6% of sales for the nine months ended March 31, 1998. Wholesale operating income was $89.5 million for the nine months ended March 31, 1999, an increase of $9.3 million or 11.6% as compared to the prior year. This increase is attributable to higher sales volumes, partially offset by higher selling, general and administrative expenses. Retail operating income was $10.8 million for the nine months ended March 31, 1999, as compared to $10.2 million for the nine months ended March 31, 1998.

     Interest expense, including the amortization of deferred financing costs, for the nine months ended March 31, 1999 decreased by $2.7 million to $1.6 million from $4.3 million in the prior year period, due to lower debt balances outstanding resulting from the early retirement of the Company's 8-3/4% Senior Notes due 2001 in March of 1998.

     Income tax expense of $37.1 million or an effective rate of 38.8%, was recorded for the nine months ended March 31, 1999 as compared to $34.1 million or an effective rate of 39.6%, in the prior year period.

     For the nine months ended March 31, 1999, the Company recorded net income of $58.6 million, compared to net income for the nine months ended March 31, 1998 of $51.1 million.


Financial Condition and Liquidity

     Principal sources of liquidity are cash flow from operations and additional borrowing capacity under the revolving credit facility. Through March 1999, the Company used cash provided by operating activities of $63.0 million, net borrowings of $14.5 million from its revolving credit facility, proceeds of $1.5 million from common stock issuances, payments of $0.4 million received on long-term notes, $0.1 million of proceeds from asset sales, and a decrease in cash balances of $6.1 million to fund acquisitions of treasury stock of $44.8 million, capital expenditures of $28.6 million, store acquisitions of $6.4 million, dividend payments of $3.3 million, and payments of $2.5 million on long-term debt and capital leases.

     During the nine months ended March 31, 1999, capital spending totaled $28.6 million as compared to $20.4 million in the nine months ended March 31, 1998. Capital expenditures for fiscal year 1999 are expected to be approximately $40.0 million. The Company anticipates that cash from operations will be sufficient to fund this level of capital expenditures. The current level of anticipated capital spending, which is attributable primarily to manufacturing efficiency improvements and new store openings, is expected to continue for the foreseeable future.

     Total debt outstanding at March 31, 1999 was $25.3 million. There were $14.5 million of revolving loans outstanding under the Credit Agreement and $15.4 million of trade and standby letters of credit outstanding as of March 31, 1999.

     As of March 31, 1999, aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $0.4 million, $0.1 million, $0.1 million, $0.1 million and $0.1 million, respectively. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements. At March 31, 1999, the Company had working capital of $107.8 million and a current ratio of 2.01 to 1.

     The Company may from time to time, either directly or through agents, repurchase its common stock in the open market through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. Depending on market prices and other conditions relevant to the Company, such purchases may be discontinued at any time. During the nine months ended March 31, 1999, the Company purchased 1,910,600 shares of its stock on the open market at an average price of $23.44 per share, after share adjustment for the stock split.

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


Year 2000

     The Company expects to implement the systems and programming changes necessary to address Year 2000 issues and does not believe the cost of such actions will have a material effect on the Company's results of operations or financial condition. However, there is no guarantee that the Company, its suppliers or other third parties will be able to make all of the modifications necessary to address Year 2000 issues on a timely basis. This could have a material adverse effect on the Company's business, financial condition and results of operations. The Company views all of its retail, wholesale and manufacturing applications as mission critical. The Company recently converted its retail, wholesale and a portion of its manufacturing applications onto one single mid range computer, utilizing newly acquired integrated software. The newly implemented software is substantially compliant, with all date fields expanded to four digits. The Company has set up a redundant environment and has rolled the date forward to the year 2000 and is testing all of its business transactions. The testing of these recently implemented applications is expected to be completed by June 30, 1999. To date, all programs tested are compliant.

     Concurrently with the aforementioned project, the Company has been remediating its pre-existing manufacturing systems. This process is complete in the Company's wood manufacturing facilities. Substantial progress has been made in the Company's upholstered and accessory manufacturing systems. These systems are expected to be fully compliant by June 30, 1999.

     Investments have been made in the Company's peripheral hardware. These investments were necessitated by the retail and wholesale systems conversion. The Company has compiled a list of hardware and associated software that has not been recently replaced. The Company expects all hardware to be remediated or replaced by June 30, 1999.

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


Item 2. - Changes in Securities and Use of Proceeds

     There has been no change to matters discussed in Description and Ownership of Capital Stock in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 18, 1998.

Item 3. - Defaults Upon Senior Securities

     None.

Item 4. - Submission of Matters to a Vote of Security Holders

     None.

Item 5. - Other Information

     On April 28, 1999, the Board of Directors authorized a three-for-two stock split to shareholders on record as of May 7, 1999, whereby additional common shares arising from the stock split will be distributed on May 21, 1999. All references in this Form 10-Q referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the three-for-two stock split.

Item 6. - Exhibits and Reports on Form 8-K

     3(c)-2. Certificate of Amendment to Restated Certificate of Incorporation as of August 5, 1997

     3(c)-3. Second Certificate of Amendment to Restated Certificate of Incorporation as of March 27, 1998

     3(c)-4.   Third  Certificate  of  Amendment  to  Restated   Certificate  of
               Incorporation as of April 28, 1999

     27.       Edgar Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ETHAN ALLEN INTERIORS INC.
                                       (Registrant)




DATE:   5/13/99                        BY: /s/ M. Farooq Kathwari
                                           -----------------------------------
                                           M. Farooq Kathwari
                                           Chairman of the Board
                                           President and Chief
                                           Executive Officer
                                           (Principal Executive Officer)



DATE:   5/13/99                        BY: /s/ Gerardo Burdo
                                           -----------------------------------
                                           Gerardo Burdo
                                           Vice President / Treasurer
                                           (Principal Financial Officer)




DATE:   5/13/99                        BY: /s/ Michele Bateson
                                           -----------------------------------
                                           Michele Bateson
                                           Corporate Controller
                                           (Principal Accounting Officer)