Form 10-K
period 1999-06-30
ETHAN ALLEN INTERIORS INC
filed 1999-09-22
CIK 896156

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended         June 30, 1999
                         -------------------------------------------------------
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                     to
                              --------------------------------------------------

Commission file Number    1-11692
                      ----------------------------------------------------------

Ethan Allen Interiors Inc.; Ethan Allen Inc.; Ethan Allen Marketing Corporation;
                      Ethan Allen Manufacturing Corporation
             (Exact name of registrant as specified in its charter)


         Delaware                                               06-1275288
-------------------------------                               --------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

        Ethan Allen Drive, Danbury, CT                            06811
------------------------------------------                     -----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (203) 743-8000


        Securities registered pursuant to Section 12(b) of the Act: None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of Common Stock, par value $.01 per share held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on August 27, 1999 was approximately $1,182,707,754.

As of August 27, 1999, there were 40,783,026 shares of Common Stock, par value $.01 outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The definitive Proxy Statement for the 1999 Annual Shareholders Meeting is incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

Item                                                                       Page
----                                                                       ----

                                     PART I

 1.      Business                                                            2

 2.      Properties                                                          8

 3.      Legal Proceedings                                                   9

 4.      Submission of Matters to a Vote of Security Holders                10


                                     PART II

 5.      Market for Registrant's Common Equity and Related
              Stockholder Matters                                           11

 6.      Selected Financial Data                                            12

 7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           14

 7A.     Quantitative and Qualitative Disclosure About
              Market Risk                                                   21

 8.      Financial Statements and Supplementary Data                        22

 9.      Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure                           43


                                    PART III

10.      Directors and Executive Officers of the Registrant                 44

11.      Executive Compensation                                             44

12.      Security Ownership of Certain Beneficial Owners
              and Management                                                44

13.      Certain Relationships and Related Transactions                     44


                                     PART IV

14.      Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                                   45

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

         Ethan Allen manufactures and distributes three principal product lines:
(i) case goods (wood furnishings), consisting primarily of bedroom and dining room furniture, wall units and tables; (ii) upholstered products, consisting primarily of sofas, loveseats, chairs, and recliners; and (iii) home accessories, and other, including carpeting and area rugs, lighting products, clocks, wall decor, bedding ensembles, draperies, decorative accessories and indoor\outdoor furnishings. The following table shows the approximate percentage of wholesale sales of home furnishing products for each of these product lines during the three most recent fiscal years:

                                       Fiscal Year Ended June 30:
                                       --------------------------
                                        1999      1998      1997
                                        ----      ----      ----

          Case Goods                     57%       58%       58%
          Upholstered Products           28        28        30
          Home Accessories               15        14        12
                                        ---       ---       ---
                                        100%      100%      100%
                                        ===       ===       ===


         Ethan Allen's product strategy has been to expand its home furnishings collections to appeal to a broader consumer base while providing good quality and value. Ethan Allen continuously monitors consumer demands through marketing research and through consultation with its dealers and store designers who provide valuable input on consumer tastes and needs. As a result, the Company is able to react quickly to changing consumer tastes and has added or revised six major new home furnishing collections in the past five years. In addition, Ethan Allen continuously refines and enhances each collection by adding new pieces and, as appropriate, discontinuing or redesigning pieces. Approximately 90% of the Company's products have been redesigned over the last six years. This allows the Company to maintain focused lines within each style category which enhances efficiencies. In fiscal year 1999, the Company's focus was on introducing the Avenue and Ethan Allen Kids lines of home furnishings. These products have recently been introduced at the retail level and revenues to date have not been significant. Also, in fiscal year 1999, the Company initiated its Internet distribution strategy, which is expected to be launched in the second quarter of fiscal year 2000.

         Current products are positioned in terms of selection, quality and value. Management believes that the two most important style categories in home furnishings today are Classic and Casual. Ethan Allen's products are grouped into collections within these two lifestyle categories. Each collection includes case goods, upholstered products and accessories, each styled with distinct design characteristics. Accessories, including lighting, floor covering, wall decor, draperies and textiles, play an important role in Ethan Allen's marketing program as this enables the Company to provide a complete home furnishings collection. Ethan Allen's store concept allows for the display of these categories in complete room settings which utilize the related collections to project the category lifestyle.

         The following is a summary of Ethan Allen's major categories of home furnishing collections that have been introduced at the wholesale level:

                         PRINCIPAL
                          STYLE                      HOME FURNISHING            CASE GOOD       YEAR OF
         CATEGORY     CHARACTERISTICS                COLLECTIONS                WOOD TYPE     INTRODUCTION
         --------     ---------------                ---------------            ---------     ------------

         Classic      An opulent style, which        Georgian Court             Cherry            1965
                      includes English 18th          18th Century               Mahogany          1987
                      Century and 19th Century       Medallion                  Cherry            1990
                      Neo-Classic styling.           Avenue                     Cherry            1998
                                                     Collectors Classics        Various           Various
                                                     Legacy Collection          Maple             1992
                                                     British Classics           Maple             1995
                                                     Country French             Birch             1998


         Casual       This style is based            American Impressions       Cherry            1991
                      on classic contemporary        American Dimensions        Maple             1992
                      design elements.               Radius                     Prima Vera        1994
                                                     Farmhouse Pine             Pine              1988
                                                     Country Crossings          Maple             1993
                                                     Country Colors             Maple             1995
                                                     American Artisan           Oak               1998


Industry Segments

         The Company's operations are classified into two main businesses: wholesale and retail home furnishings. The wholesale home furnishings business is principally involved in the manufacture, sale and distribution of home furnishing products to a network of independently-owned and Ethan Allen-owned stores. The wholesale business primarily consists of three operating segments; case goods (wood furniture), upholstery, and home accessories. The retail home furnishings business sells home furnishing products through a network of Ethan Allen-owned stores.

         The retail business exclusively sells Ethan Allen's products though a network of 309 retail stores. As of June 30, 1999, Ethan Allen owned and operated 73 stores and independent retailers owned and operated 215 North American stores and 21 stores abroad. In the past six years, Ethan Allen and its independent retailers have opened over 130 new stores, many of them relocations. Sales to independent dealer-owned stores accounted for approximately 60% of total net sales of the Company in fiscal 1999. The ten largest independent dealers own a total of 42 stores, which accounted for approximately 22% of net orders booked in fiscal 1999.

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

Wholesale Home Furnishings:

         Case Good Business. For 1999, the Company's case good business had net sales of $352.2 million (57% of the Company's wholesale net sales). The case good segment is engaged in the manufacture and sale of wood furniture to independent and company-owned retailers. The Company currently has 12 case good locations which includes 3 sawmill operations. Sales of wood furniture include home furnishing items such as, beds, dressers, armoires, night tables, dining room chairs and tables, buffets, sideboards, coffee tables, entertainment units, and home offices.

         Upholstery Business. For 1999, the upholstery segment had net sales of $174.6 million (28% of the Company's wholesale net sales). The Upholstery segment is involved in the manufacture and sale of upholstered frames, and cut fabrics and leathers. Skilled craftsmen cut and sew custom-designed upholstery items having a variety of frame and fabric options. Sales of upholstery home furnishing items include sleepers, recliners, sofas and cut fabrics.

         Home Accessory Business. For 1999, home accessories had net sales of $90.1 million (14% of the Company's wholesale net sales). The home accessory segment primarily sells home accent items such as wall decor, lighting, clocks, wood accents, bedspreads, decorative accessories, area rugs, and bedding.

Retail Home Furnishings:

         Company Retail Business. For 1999, the retail segment had net sales of $294.7 million (39% of the Company's net sales). As of June 30, 1999, the Company-owned stores consisted of 73 locations as compared to 67 at the end of the prior fiscal year. During 1999, the Company acquired 5 stores from independent retailers, opened 4 new stores, relocated 3 stores and closed an additional 3 stores.

         For further information regarding operating segments, see Note 14 to the Company's Consolidated Financial Statements for the year ended June 30, 1999.

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

         In 1992, Ethan Allen instituted a new image and logo program. Additionally, Ethan Allen undertook a program to renovate the exterior of its stores. As of June 30, 1999, this renovation program has been substantially completed with 297 or 96% of all stores (including dealer-owned and Ethan Allen-owned stores) having either implemented new exteriors or are currently under renovation. Ethan Allen also provides display planning assistance to dealers to support them in updating the interior projection of their stores. In May 1997, the Company unveiled a 30,000 square foot prototype store in Stamford, Connecticut. The store is divided into three-stores-in-one and positions Ethan Allen as specialists in casual styles, classic designs and decorative accessory retailing. It features two fully designed show homes to inspire consumers and show them how product could look in their homes. In addition, it presents products in focused vignettes that are easy and relatively inexpensive to update each season. Information displays educate consumers as they travel throughout the store. In the fall of 1997, the Company adapted this concept into a smaller 15,000 - 20,000 square foot format and presented the new format to the Company's retail network. To date, 68 or 22% of all stores have incorporated or are currently in the process of incorporating this new interior design. Consumer response has been strong and Ethan Allen expects to have essentially all of its Company-owned retail stores incorporate the new interior look over the next few years and believes that many of its independent retail stores will also incorporate this new strategy.

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

         Ethan Allen's in-house staff, working with a leading advertising firm, has developed and implemented what the Company believes is the most extensive national television campaign in the home furnishings industry. This campaign is designed to support the eight annual sale periods and to increase the flow of traffic into stores during the sale periods. Ethan Allen television advertising is aired approximately 27 weeks per year.

         The Ethan Allen Interiors magazine, which features Ethan Allen's home furnishing collections, is one of Ethan Allen's most important marketing tools. Over 58 million copies of the magazine, which features sale products, are distributed to consumers during the eight sale periods. The Company publishes and sells the magazines to its dealers who, with demographic information collected through independent market research, are able to target potential consumers.

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

Manufacturing

         Ethan Allen is one of the ten largest manufacturers of household furniture in the United States. Ethan Allen manufactures and/or assembles approximately 90% of its products at 21 manufacturing facilities which includes 3 saw mills, thereby maintaining control over cost, quality and service to its consumers. The case goods facilities are located close to sources of raw materials and skilled craftsmen, predominantly in the Northeast and Southeast regions of the country. Upholstery facilities are located across the country in order to reduce shipping costs to stores and are located at sites where skilled craftsmanship is available. Management believes that its manufacturing facilities with reasonable investments are currently well positioned to accommodate future sales growth.

Distribution

         Ethan Allen distributes its products primarily through eight regional distribution centers and terminals strategically located throughout the United States. These distribution centers and terminals hold finished products received from Ethan Allen's manufacturing facilities for shipment to Ethan Allen's dealers or home delivery service centers. Ethan Allen stocks case goods and accessories to provide for quick delivery of in-stock items and to allow for more efficient production runs.

         Approximately 35% of shipments are made to and from the distribution and home delivery service centers by the Company's fleet of trucks and trailers. The balance of Ethan Allen's shipments are subcontracted to independent carriers. Approximately 80% of Ethan Allen-owned delivery vehicles are leased under two to eight-year leases.

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

         Recently, additional competition has entered the industry in the form of Internet retailers. The Company estimates that these start-up companies have received funding in excess of $150.0 million.

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

         Furniture Today (a leading industry publication) published a survey of America's Top 100 Furniture Retailers for 1999. Ethan Allen was ranked No. 2 in terms of furniture, beddings and accessary sales for dealer-owned and company-owned stores and was ranked No. 1 as the largest single-source store network for home furnishings in the country. According to the survey, the nation's 100 largest furniture retailers accounted for 48% of all furniture sales in the United States in 1998. Sales for the top 10 retailers grew 11.9% to approximately $8.0 billion which represents a 21% share of all furniture stores.

Trademarks

         Ethan Allen currently holds numerous trademarks, service marks and design patents for the Ethan Allen name, logos and designs in a broad range of classes for both products and services. Ethan Allen also holds international registrations for Ethan Allen trademarks in forty foreign countries and has applications for registration pending in thirty-one other foreign countries. Ethan Allen has registered or has applications pending for many of its major collection names as well as certain of its slogans coined for use in connection with retail sales and other services. Ethan Allen views its trade and service marks as valuable assets and has an ongoing program to diligently monitor their unauthorized use through appropriate action.

Backlog and Net Orders Booked

         As of June 30, 1999, Ethan Allen had a wholesale backlog of approximately $56.9 million, compared to a backlog of $68.6 million as of June 30, 1998. The backlog is anticipated to be serviced in the first quarter of fiscal 2000. Backlog at any point in time is primarily a result of net orders booked in prior periods, manufacturing schedules and the timing of product shipments. Net orders booked at the wholesale level from all Ethan Allen stores (including all independently-owned and Ethan Allen-owned stores) for the twelve months ended June 30, 1999 were $618.5 million, resulting in an increase of 5.6% for fiscal year 1999. The fiscal year 1999 orders were negatively impacted by the absence of a spring conference, adjusting for this event, orders for the year would have increased 8.0%. Net orders booked in any period are recorded based on wholesale prices and do not reflect the additional retail margins produced by the Ethan Allen-owned stores.

Employees

         Ethan Allen has 7,514 employees as of June 30, 1999. Approximately 7.8% of the employees are represented by unions under collective bargaining agreements. Ethan Allen believes it has good relations with its employees and there have been no work stoppages during the last three years.

Item 2. Properties
------------------

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

         Ethan Allen has 21 manufacturing facilities, which includes 3 saw mills located in 11 states, all of which are owned, with the exception of a leased upholstery plant in California, totaling 122,300 square feet. These facilities consist of 12 case goods manufacturing plants, totaling 3,019,500 square feet (including three sawmills), six upholstered furniture plants, totaling 1,384,000 square feet and three plants involved in the manufacture and assembly of Ethan Allen's non-furniture coordinates totaling 413,200 square feet. In addition, Ethan Allen owns five and leases three distribution warehouses, totaling 863,900 square feet, and leases two home delivery service centers aggregating 102,800 square feet. The Company's manufacturing and distribution facilities are located in North Carolina, Vermont, Pennsylvania, Virginia, New York, Oklahoma, California, New Jersey, Georgia, Indiana, Maine, and Massachusetts.

         Ethan Allen operates 73 Ethan Allen stores in the United States, of which 21 stores are owned and 52 stores are leased.

         Certain store properties are subject to mortgage loan agreements. In addition, Ethan Allen's Maiden, North Carolina facility was financed with an industrial revenue bond. Ethan Allen believes that all of its properties are well maintained and in good condition.

         Ethan Allen estimates that its case goods, upholstery, and home accessories operating segments are currently operating at approximately 85% of capacity. Management believes it has significant additional capacity at many facilities, which it could utilize with minimal additional capital expenditures by adding multiple shift operations. Ethan Allen considers its present manufacturing capacity to be sufficient for its foreseeable needs.

Item 3.  Legal Proceedings
--------------------------

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

Environmental Matters

         The Company has been named as a potentially responsible party ("PRP") for the cleanup of three sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company is also a settling defendant for remedial design and construction activities at one of the sites. Numerous other parties have been identified as PRP's at these sites. The Company believes its share of waste contributed to these sites is small in relation to the total; however, liability under CERCLA may be joint and several. The Company has total reserves of $500,000 applicable to these sites, which the Company believes would be sufficient to cover any resulting liability. With respect to all of these sites, the Company believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the site. The Company has concluded its involvement with one site and settled as a de-minimis party. For two of the sites, the remedial investigation is ongoing. A volume based allocation of responsibility among the parties has been prepared.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         The following matters were submitted to security holders of the Company in fiscal 1999:

         o Proposal for the election of Clinton A. Clark, Kristin Gamble and Edward H. Meyer as Directors.

         o Proposal for ratification of KPMG LLP as Independent Auditors for fiscal year 2000.

         o Proposal of an amendment to the 1992 Stock Option Plan to award options to purchase 3,000 shares of stock to each of the Independent Directors.

         o Proposal for an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 70,000,000 to 150,000,000.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

         The Company's Common Stock is traded on the New York Stock Exchange. The following table indicates the high and low sales prices of the Company's Common Stock as reported on the New York Stock Exchange Composite Tape, as adjusted for the three-for-two stock split:

                                             Market Price
                                      -----------------------
                                      High              Low
                                      ----              ---

         Fiscal 1999
         -----------

         Fourth Quarter              $ 37 3/4         $ 24 21/32
         Third Quarter                 33 13/16         25 1/2
         Second Quarter                29               15 3/4
         First Quarter                 34 3/4           20


         Fiscal 1998
         -----------

         Fourth Quarter              $ 43             $ 30 1/4
         Third Quarter                 44 13/32         22 7/8
         Second Quarter                28 9/16          20
         First Quarter                 25 3/16          16 1/2


         As of August 27, 1999, there were approximately 451 share holders of record of the Company's Common Stock.

         On August 5, 1999, the Company declared a $0.04 per common share dividend for all holders of record on October 8, 1999 and payment date of October 22, 1999. The Company expects to continue to declare quarterly dividends for the foreseeable future.

Item 6. Selected Financial Data
-------------------------------

         The  following   table  sets  forth  summary   consolidated   financial
information of the Company for the years and dates indicated (dollars in thousands, except per share data):

                                                              Fiscal Years Ended June 30,
                                              ----------------------------------------------------------
                                                1999             1998              1997           1996           1995
                                              ---------        --------          --------       --------       --------
Statement of Operations Data:

Net sales                                     $762,233         $679,321          $571,838       $509,776       $476,111

Cost of sales                                  407,234          363,746           323,600        304,650        291,038

Selling, general and
 administrative expenses                       222,107          195,885           162,389        149,559        137,387

Expenses related to business
 reorganization and write-down
 of assets held for sale (1)                       -                -                 -              -            1,550
                                              --------         --------          --------       --------       ---------

0perating income                               132,892          119,690            85,849         55,567         46,136

Interest and other
 miscellaneous income, net                       1,707            3,449             1,272          1,039          1,766
                                              --------         --------          --------       --------       ---------

Income before interest expense,
 income taxes, extraordinary
 charge and cumulative effect
 of accounting change                          134,599          123,139            87,121         56,606         47,902

Interest expense (2)                             1,882            4,609             6,427          9,616         11,937

Income tax expense                              51,429           46,583            31,954         18,845         13,233 (3)
                                              --------         --------          --------       --------       --------

Income before extraordinary
 charge and cumulative
 effect of accounting
 change                                         81,288           71,948            48,740         28,145         22,732
Extraordinary charge (net of tax)                  -               (802)(7)           -              -           (2,073)(4)

Cumulative effect of
 accounting change (net of tax)                    -                -                 -              -            1,467 (5)
                                              --------         --------          --------       --------       ---------

Net income                                    $ 81,288         $ 71,146          $ 48,740       $ 28,145       $ 22,126
                                              ========         ========          ========       ========       =========

Per Share Data: (6)

Net income per basic share                    $   1.97         $   1.65          $   1.13       $   0.66       $   0.51
Basic weighted average shares
 outstanding                                    41,278           43,050            43,190         42,936         42,996

Net income per diluted share                  $   1.92         $   1.61          $   1.11       $   0.64       $   0.50
Diluted weighted average
 shares outstanding                             42,287           44,136            43,815         43,692         43,869

Cash dividends declared                       $   0.12         $   0.09          $   0.07       $   0.03       $    -

Other information:

Depreciation and amortization                 $ 16,100         $ 15,504          $ 15,848       $ 16,761       $ 16,098

Capital expenditures                            40,628           29,665            23,383         13,314         11,244

Balance Sheet Data (at end of period):

Total assets                                  $480,622         $433,123          $427,784       $395,981       $408,288

Long-term debt including
 capital lease obligations                       9,919           12,496            66,766         82,681        127,032

Shareholders' equity                          $350,535         $314,320          $265,434       $220,293       $193,098


Footnotes on following page.

                        Notes to Selected Financial Data
                             (Dollars in thousands)



(1) Included in the $1.6 million charge in fiscal 1995 are fees associated with the business reorganization and the write-down of property and plants held for sale to fair market value.

(2)      Interest  expense  includes  a  non-cash   component  relating  to  the
         amortization of deferred financing costs. Amortization expense included in each fiscal year is presented below:

                    1999      1998     1997     1996       1995
                  -------   -------   ------   ------    --------

                  $   243   $  364    $  490   $  596    $ 1,160

(3) Includes a $1.7 million credit to income tax expense, resulting from the restatement of deferred taxes to reflect the Company's expected future effective tax rate upon the completion of the business reorganization.

(4) During fiscal 1995, the Company entered into a bank credit agreement to provide up to $110.0 million of senior secured debt. As a result of the repayment of debt, an extraordinary charge of $3.4 million in the aggregate, $2.1 million net of tax benefit or $0.05 a share (adjusted for the two-for-one and three-for-two stock splits) was recorded relating to the write-off of unamortized deferred financing costs associated with the existing bank financing.

(5) As of July 1, 1994, the Company changed its method of accounting for packaging costs to better match revenue with expenses. This change resulted in a cumulative adjustment of $2.4 million ($1.4 million net of tax or $0.03 a share adjusted for the two-for one and three-for-two stock splits) which represents the capitalization of packaging costs into finished goods and retail inventories.

(6) Amounts have been retroactively adjusted to reflect the two-for-one stock split on September 2, 1997 and the three-for-two stock split on May 21, 1999.

(7) During fiscal 1998, the Company completed its optional early redemption of all of its $52.4 million then-outstanding 8-3/4% Senior Notes, due on March 15, 2001, at 101.458% of par value. As a result of the early redemption, an extraordinary charge of $0.8 million, net of tax benefit, was recorded. The extraordinary charge included the write-off of unamortized deferred financing costs associated with the Senior Notes and the premium related to the early redemption.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

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

Results of Operations:

         Ethan Allen's revenues are comprised of wholesale sales to dealer-owned and company-owned retail stores and retail sales of company-owned stores. The Company's wholesale sales are mainly derived from its three reportable operating segments; case goods, upholstery, and home accessories. See Note 14 to the Company's Consolidated Financial Statements for the year ended June 30, 1999. The components of consolidated revenues are as follows (dollars in millions):

                                                                    Fiscal Years Ended June 30,
                                                           ------------------------------------------
                                                             1999              1998             1997
                                                           -------            ------           ------
           Revenue:
           Wholesale Revenue:
              Case goods                                    $352.2            $328.6           $279.1
              Upholstery                                     174.6             160.1            145.5
              Home Accessories                                90.1              71.4             59.6
              Other                                           13.7               9.0              4.8
                                                           -------            ------           ------
           Total Wholesale Revenue                           630.6             569.1            489.0
           Total Retail Revenue                              294.7             235.2            175.8
           Other                                               6.4               6.7              5.9
           Elimination of inter-segment sales               (169.5)           (131.7)           (98.9)
                                                            ------            ------           ------
             Consolidated Revenue                           $762.2            $679.3           $571.8
                                                            ======            ======           ======


           Operating Income:
           Wholesale Operating Income:
              Case goods                                    $127.5            $120.3            $95.1
              Upholstery                                      53.2              51.2             44.4
              Home Accessories                                29.2              22.9             18.0
              Unallocated Corporate Expenses                 (87.8)            (86.4)           (74.7)
                                                           -------            ------            -----
           Total Wholesale Operating Income                  122.1             108.0             82.8
           Total Retail Operating Income                      15.1              13.8              7.4
           Other                                               1.4               1.7              1.2
           Eliminations                                       (5.7)             (3.8)            (5.6)
                                                           -------            ------            -----
             Consolidated Operating Income                  $132.9            $119.7            $85.8
                                                            ======            ======            =====

Fiscal 1999 Compared to Fiscal 1998

         Consolidated revenue for fiscal year 1999 increased by $82.9 million or 12.2% from fiscal year 1998 to $762.2 million. Overall sales growth resulted from new product offerings, new and relocated stores and growth in the retail segment.

         Total wholesale revenue for fiscal year 1999 increased by $61.5 million or 10.8% to $630.6 million from $569.1 million in fiscal year 1998. Case goods revenue increased $23.6 million or 7.2% to $352.2 million in fiscal year 1999 as compared to the prior year of $328.6 million mainly due to new product offerings and the benefit of a selected price increase effective December 1, 1998.

         Upholstery revenue increased $14.5 million or 9.1% to $174.6 million in fiscal year 1999 as compared to $160.1 in fiscal year 1998. The increase in revenue of $14.5 million was primarily attributable to new fabric introductions and the impact of expanded national television advertising.

         Home accessory revenue increased $18.7 million or 26.2% to $90.1 million in fiscal year 1999. This increase resulted from enhanced merchandising strategies, new product introductions, and an improved in-stock inventory position which reduced customer lead time.

         Total retail revenue from Ethan Allen-owned stores during fiscal year 1999 increased by $59.5 million or 25.3% to $294.7 million from $235.2 million in fiscal year 1998. The increase in retail sales by Ethan Allen-owned stores is attributable to a 14.3% or $30.9 million increase in comparable store sales, and an increase in sales generated by newly opened or acquired stores of $35.2 million, partially offset by closed stores, which generated $6.6 million less sales in fiscal year 1999 as compared to fiscal year 1998. The number of Ethan Allen-owned stores increased to 73 as of June 30, 1999 as compared to 67 as of June 30, 1998. The Company acquired 5 stores from independent retailers, opened 4 new stores, relocated 3 stores and closed an additional 3 stores.

         Comparable stores are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened stores. Stores acquired from dealers by Ethan Allen are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.

         During fiscal year 1999, the Company and its independent retailers opened 20 new stores, of which 9 stores represented relocations. At June 30, 1999, there were 309 total stores, of which 236 were dealer-owned stores. The Company's objective is to continue the expansion of both the dealer-owned and Ethan Allen-owned stores.

         Gross profit for fiscal year 1999 increased by $39.4 million or 12.5% from fiscal year 1998 to $355.0 million. This increase is attributable to higher sales volume, combined with an increase in gross margin from 46.5% in fiscal 1998 to 46.6% in fiscal 1999. Gross margins have been favorably impacted by higher sales volumes, greater manufacturing efficiencies, improvements in manufacturing technology, a selected case good price increase effective December 1, 1998, and a higher percentage of retail sales to total sales. These factors are partially offset by higher raw material and labor costs.

         Operating expenses increased $26.2 million from $195.9 million or 28.8% of net sales in fiscal 1998 to $222.1 million or 29.1% of net sales, in fiscal 1999. This increase is attributable to an increase in operating expenses in the Company's retail division of $23.1 million due the expansion of the retail segment resulting in the addition of 7 new Ethan Allen-owned stores in 1999.

         Consolidated operating income for fiscal year 1999 was $132.9 million or 17.4% of net sales compared to $119.7 million or 17.6% of net sales in fiscal year 1998. This represents an increase of $13.2 million or 11.0%. This increase is primarily attributable to higher sales volume, partially offset by a lower wholesale and retail gross margin and higher operating expenses related to the higher retail volume.

         Total wholesale operating income for fiscal year 1999 was $122.1 million or 19.4% of net sales compared to $108.0 million or 19.0% of net sales in fiscal year 1998. Wholesale operating income increased $14.1 million or 13.1%. Case goods operating income increased $7.2 million or 6.0% to $127.5 million in fiscal year 1999 over the prior year mainly due to higher sales volume and a selected price increase, offset by a slight reduction in gross margin to 39.4%.

         Upholstery operating income increased $2.0 million or 3.9% to $53.2 million in fiscal year 1999 as compared to $51.2 in fiscal year 1998. The increase resulted from increased volume and continued management of expenses. These factors are partially offset by a reduction in gross margin to 32.9% in fiscal year 1999 as compared to 34.5% in the prior fiscal year.

         Home accessory operating income increased $6.3 million or 27.5% to $29.2 million in fiscal year 1999. This increase resulted from higher volume and lower operating expenses, slightly offset by a 0.6% reduction in gross margin to 33.2%.

         Operating income from the retail segment increased by $1.3 million or 9.4% to $15.1 million or 5.1% of net sales from $13.8 million or 5.8% of net sales in fiscal year 1998. The increase in retail operating income by Ethan Allen-owned stores is primarily attributable to increased volume, slightly offset by a reduction in gross margin from 44.6% in fiscal year 1998 to 44.0% in fiscal year 1999 and a higher composition of expenses related to the start-up of 7 retail stores and the acquisition of 5 additional stores from independent retailers in fiscal year 1999.

         Interest expense, including the amortization of deferred financing costs, for fiscal 1999 decreased by $2.7 million to $1.9 million, due to lower debt balances and lower amortization of deferred financing costs.

         Income tax expense of $51.4 million was recorded in fiscal year 1999. The Company's effective tax rate was 38.8% in 1999 as compared to 39.3% in 1998. The decline in the effective income tax rate in 1999 as compared to 1998 has resulted from planning strategies initiated by the Company during fiscal year 1999.

         During the year ended June 30, 1998, the Company recorded a $0.8 million extraordinary charge (net of tax benefit) related to the early retirement of its 8-3/4% Senior Notes due 2001. The extraordinary charge included the write-off of unamortized deferred financing costs and the premium paid related to the early redemption.

         In fiscal year 1999, the Company recorded net income of $81.3 million, an increase of 14.3%, compared to $71.1 million in fiscal year 1998.


Fiscal 1998 Compared to Fiscal 1997

         Consolidated revenue for fiscal year 1998 increased by $107.5 million or 18.8% from fiscal year 1997 to $679.3 million. Overall sales growth resulted from an enhanced national advertising program, product introductions, the addition of new and relocated stores in the retail segment, improved effectiveness in existing retail stores, and the benefit of a case good price increase effective January 1, 1997.

         Total wholesale revenue for fiscal year 1998 increased by $80.1 million or 16.4% to $569.1 million from $489.0 million in fiscal year 1997. Case goods revenue increased $49.5 million or 17.7% to $328.6 million in fiscal year 1998 from $279.1 million in fiscal year 1997 due to strong product introductions, and an enhanced national television advertising campaign.

         Upholstery revenue increased $14.6 million or 10.0% to $160.1 million in fiscal year 1998 as compared to $145.5 million in fiscal year 1997. The increase in revenue of $14.6 million was primarily attributable to the advertising focus placed on the upholstery product lines.

         Home accessory revenue increased $11.8 million or 19.8% to $71.4 million in fiscal year 1998 from $59.6 million in fiscal year 1997. This increase resulted from a re-merchandising focus on product lines and price points.

         Total retail revenue from Ethan Allen-owned stores increased $59.4 million or 33.8% in fiscal year 1998 to $235.2 million from $175.8 million in fiscal year 1997. The increase in retail sales by Ethan Allen-owned stores is attributable to a 33.6% or $56.7 million increase in comparable store sales, and an increase in sales generated by newly opened or acquired stores of $5.8 million, partially offset by closed stores, which generated $3.1 million less sales in fiscal year 1998 as compared to fiscal 1997. The number of Ethan Allen-owned stores increased to 67 at June 1998 as compared to 65 at June 1997.

         During fiscal year 1998, the Company and its independent retailers opened 21 new stores, of which 3 stores represented relocations. At June 30, 1998, there were 310 total stores, of which 243 were dealer-owned stores.

         Gross profit for fiscal year 1998 increased by $67.4 million or 27.1% from fiscal year 1997 to $315.6 million. This increase is attributable to higher sales volume, combined with an increase in gross margin from 43.4% in fiscal 1997 to 46.5% in fiscal 1998. Gross margins have been favorably impacted by higher sales volumes, greater manufacturing efficiencies, improvements in manufacturing technology, and a higher percentage of retail sales to total sales. These factors are partially offset by higher lumber and other raw materials cost.

         Operating expenses increased $33.5 million from $162.4 million or 28.4% of net sales in fiscal year 1997 to $195.9 million or 28.8% of net sales, in fiscal year 1998. This increase is attributable to an increase in operating expenses due to higher sales volume and the addition of 21 new Ethan Allen-owned stores. Operating expenses also increased due to a $10.4 million rise in the Company's advertising expense resulting from additional national television costs. The Company implemented a new national television campaign on January 1, 1997.

         Consolidated operating income for fiscal year 1998 was $119.7 million or 17.6% of net sales as compared to $85.8 million or 15.0% of net sales in fiscal year 1997. This represents an increase of $33.9 million or 39.4%. The increase is attributable to higher sales volumes, increased gross margins reflecting, in part, improved efficiencies, the benefit of a selected case good price increase effective January 1, 1997 and continued monitoring of expenses, partially offset by higher operating expenses related to higher retail volumes.

         Total wholesale operating income for fiscal year 1998 amounted to $108.0 million or 19.0% of net sales from $82.8 million or 16.9% of net sales in fiscal year 1997. Case goods operating income increased $25.2 million or 26.5% to $120.3 million in fiscal year 1998 from $95.1 million in fiscal year 1997 due to higher volumes and continued manufacturing efficiencies, resulting in an improvement in gross margin from 37.6% in fiscal year 1997 to 39.8% in fiscal year 1998.

         Upholstery operating income increased $6.8 million or 15.3% to $51.2 million in fiscal year 1998 as compared to $44.4 million in fiscal year 1997. Upholstery gross margin improved to 34.5% in fiscal year 1998 as compared to 33.5% in fiscal year 1997. The increase in income from operations was primarily attributable to higher sales volume and lower manufacturing costs per unit due to higher production volumes.

         Home accessory operating income increased $4.9 million or 27.2% to $22.9 million in fiscal year 1998 from $18.0 million in fiscal year 1997. This increase resulted from higher volumes and an improvement in gross margin to 33.8% in fiscal year 1998 as compared to 32.0% in the prior fiscal year.

         Total retail income from operations increased $6.4 million or 86.5% in fiscal year 1998 to $13.8 million or 5.8% of net sales from $7.4 million or 4.2% of net sales in fiscal year 1997. The increase in retail operating income by Ethan Allen-owned stores is attributable to increased volume and lower operating expenses.

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

         Income tax expense of $46.6 million was recorded in fiscal year 1998. The Company's effective tax rate for fiscal year 1998 was 39.3% as compared to 39.6% in fiscal year 1997.

         During the year ended June 30, 1998, the Company recorded an $0.8 million extraordinary charge (net of tax benefit) related to the early retirement of its 8-3/4% Senior Notes due 2001. The extraordinary charge included the write-off of unamortized deferred financing costs and the premium paid related to the early redemption.

         In fiscal year 1998, the Company recorded net income of $71.1 million, an increase of 46.0%, compared to $48.7 million in fiscal year 1997.


Financial Condition and Liquidity

         The Company's principal sources of liquidity are cash flow from operations and borrowing capacity under a revolving credit facility. Net cash provided by operating activities totaled $86.7 million for fiscal 1999 as compared to $87.6 million in fiscal 1998 and $78.3 million in fiscal 1997. The 1999 decrease in net cash provided by operating activities principally resulted from a $25.0 million increase in inventory in fiscal year 1999 as compared to a $6.8 million increase in fiscal year 1998, offset by, an increase of $10.1 million in net income, an increase in accrued expenses of $4.0 million during fiscal year 1999 as compared to a $0.4 million increase in fiscal year 1998, and a $1.2 million decrease in accounts receivable in fiscal year 1999, as compared to a $3.3 million increase in accounts receivable in 1998. The $25.0 million increase in inventory in fiscal year 1999 was attributable to an $11.4 million increase in Company-owned store inventory and a $13.6 million increase in finished goods. These increases reflect the expansion of the business and an improvement in the in-stock inventory position, thereby reducing lead times. At June 30, 1999 and 1998, the Company's working capital was $123.6 million and $114.3 million, respectively. The current ratio was 2.43 to 1 in 1999 and 2.55 to 1 in 1998.

         During fiscal 1999, capital spending totaled $40.6 million as compared to $29.7 million and $23.4 million in fiscal 1998 and 1997, respectively. Capital expenditures in fiscal 2000 are anticipated to be approximately $50.0 million. The Company anticipates that cash from operations will be sufficient to fund this level of capital expenditures. The increased level of capital spending, which is attributable to new store openings and relocations and expanding manufacturing capacity, is expected to continue for the foreseeable future.

         Total debt outstanding at June 30, 1999 was $10.7 million. At June 30, 1999, there were no revolving loans outstanding under the Credit Agreement. The Company had $84.6 million available under its revolving credit facility at June 30, 1999. Trade and standby letters of credit of $15.4 million were outstanding as of June 30, 1999.

         During fiscal 1998, the Company completed an optional early redemption of all of its $52.4 million outstanding 8-3/4% Senior Notes, due on March 15, 2001, at 101.458% of par value. As a result of the early redemption, an extraordinary charge of $.8 million, net of tax benefit, was recorded. The extraordinary charge included the write-off of unamortized deferred financing costs associated with the Senior Notes and the premium related to the early redemption. During fiscal 1998 and 1997, $0.1 million and $9.5 million, respectively, principal amount of Senior Notes were repurchased.

         The Company  may also,  from time to time,  either  directly or through agents, repurchase its common stock in the open market through negotiated purchases or otherwise,  at prices and on terms  satisfactory  to the  Company.  On August 5,
1999, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares. Through August 27, 1999, the Company repurchased 153,757 shares at an average price of $27.07 per share. Depending on market prices and other conditions relevant to the Company, such purchases may be discontinued at any time. During fiscal 1999 and 1998, the Company purchased 1,921,784 shares of its stock at an average price of $23.49 per share and 774,096 shares at an average price of $30.11, respectively.

         As of June 30, 1999, aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $0.4 million for fiscal year 2000 and $0.1 million for each of the four subsequent fiscal years. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements.


Impact of Inflation

         The Company does not believe that inflation has had a material impact on its profitability during the last three fiscal years. In the past, the Company has generally been able to increase prices to offset increases in operating costs.


Income Taxes

         At June 30, 1999, the Company has approximately $22.3 million of net operating loss carryovers ("NOL's") for federal income tax purposes. The Recapitalization in 1995 triggered an "ownership change" of the Company, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, resulting in an annual limitation on the utilization of the NOL's by the Company of approximately $3.9 million.


New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for
Derivative Instruments and Hedging Activities" and No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. This pronouncement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137 has deferred the effective date of SFAS No. 133 until the fiscal year beginning after June 15, 2000. The Company will adopt SFAS No. 133 in fiscal year 2001. However, the Company does not expect this pronouncement to have a material impact on its financial results.


Year 2000

         The Company expects to implement the systems and programming changes necessary to address Year 2000 issues and does not believe the cost of such actions has or will have a material effect on the Company's results of operations or financial condition. However, there is no guarantee that the Company, its suppliers or other third parties will be able to make all of the modifications necessary to address Year 2000 issues on a timely basis. This could have a material adverse effect on the Company's business, financial condition and results of operations. The Company views all of its retail, wholesale and manufacturing applications as mission critical. The Company recently converted its retail, wholesale and a portion of its manufacturing applications onto one single mid range computer, utilizing newly acquired integrated software. The newly implemented software is substantially compliant, with all date fields expanded to four digits. The Company formed a redundant environment and has rolled the date forward to the year 2000 and has completed testing all of its business transactions.

         Concurrently with the aforementioned project, the Company has been remediating its pre-existing manufacturing systems. This process is complete in the Company's wood and upholstery manufacturing facilities. Substantial progress has been made in the Company's accessory manufacturing systems. The accessory systems are expected to be fully compliant by September 30, 1999.

         Investments have been made in the Company's peripheral hardware. These investments were necessitated by the retail and wholesale systems conversion. The Company compiled a comprehensive data base of hardware and associated software that is currently in service. The Company expects all hardware to be remediated or replaced by September 30, 1999. To date, the Company has expended less than $1.0 million in capital expenditures related to Year 2000 remediation.

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

         Notwithstanding the progress the Company has made thus far in remediating its existing systems and implementing new systems, the Company is proceeding in finalizing its formal contingency plan, including monitoring its independent retailers. The Company intends to continue monitoring the progress of others in order to determine whether adequate services will be provided to run the Company's operations in the Year 2000.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk
------------------------------------------------------------------

         The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short term debt, if required, is used to meet working capital requirements and long term debt is generally used to finance long term investments. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. At June 30, 1999, the Company had $0.8 million of short term debt outstanding and $9.9 million of total long term debt outstanding.

         The Company has one debt instrument outstanding with a variable interest rate. This debt instrument has a principal balance of $4.6 million which matures in 2004. Based on the principal outstanding in 1999, a one percentage point increase in the variable interest rate would not have had a significant impact on the Company's 1999 interest expense.

         Currently, the Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Ethan Allen Interiors Inc.:


We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and Subsidiary (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the index under Item No.
14. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethan Allen Interiors Inc. and Subsidiary as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                      KPMG LLP


Stamford, Connecticut
August 4, 1999, except for Note 16,
  which is as of August 25, 1999

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             June 30, 1999 and 1998
                             (Dollars in thousands)

                                                                       1999         1998
                                                                    ----------   ----------

ASSETS
Current assets:
  Cash and cash equivalents                                         $   8,968    $  19,380
  Accounts receivable, less allowance of
    $2,460 and $1,962 at June 30, 1999 and
    1998, respectively                                                 34,302       35,640
  Notes receivable, current portion, less
    allowance of $79 and $27 at
    June 30, 1999 and 1998, respectively                                  640          686
  Inventories                                                         144,045      114,364
  Prepaid expenses and other current assets                            14,088       10,735
  Deferred income taxes                                                 7,783        7,094
                                                                    ---------    ---------
     Total current assets                                           $ 209,826    $ 187,899
                                                                    ---------    ---------

Property, plant and equipment, net                                    214,492      188,171
Property held for sale                                                    484        1,129
Notes receivable, net of current portion,
  less allowance of $92 and $259 at
  June 30, 1999 and 1998, respectively                                  1,407        1,790
Intangibles, net                                                       51,598       50,773
Deferred financing costs, net of amortization of
  $952 and $709 at June 30, 1999 and 1998,
  respectively                                                            444          632
Other assets                                                            2,371        2,729
                                                                    ---------    ---------

     Total assets                                                   $ 480,622    $ 433,123
                                                                    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and
    capital lease obligations                                       $     757    $     879
  Accounts payable                                                     59,378       51,135
  Accrued expenses                                                      9,174        5,863
  Accrued compensation and benefits                                    16,937       15,735
                                                                    ---------    ---------
     Total current liabilities                                         86,246       73,612
                                                                    ---------    ---------

Long-term debt, less current maturities                                 9,611       11,480
Obligations under capital leases, less current
  maturities                                                              308        1,016
Other long-term liabilities                                             1,370          812
Deferred income taxes                                                  32,552       31,883
                                                                    ---------    ---------

     Total liabilities                                              $ 130,087    $ 118,803
                                                                    ---------    ---------

Commitments and contingencies                                               -            -

Shareholders' equity:
  Class A common stock, par value $.01, 150,000,000
    shares authorized, 44,666,791 shares issued
    at June 30, 1999, 44,504,205 shares issued
    at June 30, 1998                                                      447          445
  Preferred stock, par value $.01, 1,055,000 shares
    authorized, no shares issued and outstanding
    at June 30, 1999 and 1998                                               -            -
  Additional paid-in capital                                          267,286      262,313
                                                                    ---------    ---------
                                                                      267,733      262,758
  Less:
    Treasury stock (at cost) 3,745,928 shares
    at June 30, 1999 and 1,824,144 shares at
    June 30, 1998                                                     (78,887)    (33,750)
                                                                    ---------    ---------
                                                                      188,846      229,008
  Retained earnings                                                   161,689       85,312
                                                                    ---------    ---------
    Total shareholders' equity                                        350,535      314,320
                                                                    ---------    ---------

     Total liabilities and shareholders' equity                     $ 480,622    $ 433,123
                                                                    =========    =========

See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                   For the years ended June 30, 1999, 1998 and 1997
                  (Dollars in thousands, except per share data)

                                                  1999             1998              1997
                                               ---------        ---------         ----------

Net sales                                      $ 762,233        $ 679,321         $ 571,838
Cost of sales                                    407,234          363,746           323,600
                                               ---------        ---------         ---------
    Gross profit                                 354,999          315,575           248,238

Operating expenses:
  Selling                                        123,742          110,240            85,927
  General and administrative                      98,365           85,645            76,462
                                               ---------        ---------         ---------
    Operating income                             132,892          119,690            85,849
                                               ---------        ---------         ---------

Interest and other miscellaneous
  income, net                                      1,707            3,449             1,272
Interest and other related financing
 costs:
  Interest expense                                 1,639            4,245             5,864
  Amortization of deferred
     financing costs                                 243              364               563
                                               ---------        ---------         ---------
    Total interest and other related
     financing costs                               1,882            4,609             6,427
                                               ---------        ---------         ---------

   Income before income taxes
    and extraordinary charge                     132,717          118,530            80,694

Income tax expense                                51,429           46,582            31,954
                                               ---------        ---------         ---------

   Income before extraordinary
     charge                                       81,288           71,948            48,740

Extraordinary charge from early
  retirement of debt, net of
  income tax benefit of $527                         -                802               -
                                               ---------        ---------         ---------

Net income                                     $  81,288        $  71,146         $  48,740
                                               =========        =========         =========


Per share data:

Net income per basic share:
  Income before extraordinary charge           $    1.97        $    1.67         $    1.13
  Extraordinary charge                                -             (0.02)               -
                                               ---------        ---------         ---------

  Net income per basic share                   $    1.97        $    1.65         $    1.13
                                               =========        =========         =========

Net income per diluted share:
  Income before extraordinary charge           $    1.92        $    1.63         $    1.11
  Extraordinary charge                                -             (0.02)               -
                                               ---------        ---------         ---------

  Net income per diluted share                 $    1.92        $    1.61         $    1.11
                                               =========        =========         =========


Dividends declared per common share            $    0.12        $    0.09         $    0.07
                                               =========        =========         =========


See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                For the years ended June 30, 1999, 1998 and 1997
                             (Dollars in thousands)

                                                      1999            1998              1997
                                                   ---------       ---------         ----------
Operating activities:
  Net income                                       $ 81,288        $ 71,146          $ 48,740
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization                   16,344          15,868            16,411
     Compensation expense related to
        restricted stock award                        1,819           2,136               891
     Provision for deferred
        income taxes                                    (20)            683               575
     Extraordinary charge                                 -             802                -
     Other non-cash benefit                             251              77               498

  Change in assets and liabilities:
     Accounts receivable                              1,222          (3,340)            1,822
     Inventories                                    (25,040)         (6,839)            2,726
     Prepaid and other current assets                (3,353)         (4,011)              653
     Other assets                                    (1,065)           (891)              137
     Accounts payable                                10,652          11,576             5,099
     Accrued expenses                                 4,023             414               973
     Other long-term liabilities                        558              (3)             (221)
                                                   ---------       ---------         ---------
Net cash provided by operating
   activities                                        86,680          87,618            78,304
                                                   ---------       ---------         ---------

Investing activities:
  Proceeds from the disposal of property,
   plant, and equipment                               1,721             827               110
  Proceeds from the disposal of property
   held for sale                                         -               -              1,945
  Capital expenditures                              (40,628)        (29,665)          (23,383)
   Acquisition of businesses                         (7,164)             -                 -
  Payments received on long-term notes
   receivable                                           799           1,538             1,152
  Disbursements made for long-term notes
   receivable                                          (255)           (302)           (1,077)
  Redemption of short term securities                    -           30,270                -
  Investments in short term securities                   -          (12,295)          (17,975)
                                                   ---------       ---------         ---------
Net cash used in investing activities               (45,527)         (9,627)          (39,228)
                                                   ---------       ---------         ---------

Financing activities:
  Borrowings on revolving credit facilities           81,500              -             14,500
  Payments on revolving credit facilities            (81,500)             -            (21,500)
   Redemption of Senior Notes                             -          (52,543)           (9,457)
   Premium paid on Senior Note redemption                 -             (461)               -
   Other payments on long-term debt and
    capital leases                                    (2,717)         (2,079)           (2,134)
   Other borrowings on long-term debt                     18             111               794
  Payments to acquire treasury stock                 (45,137)        (23,310)           (7,249)
   Net proceeds from issuance of common stock            747           1,255             1,235
   Increase in deferred financing costs            (55)             -               (173)
   Dividends paid                                     (4,421)         (3,450)           (2,304)
                                                    --------        --------          --------
Net cash used in financing activities                (51,565)        (80,477)          (26,288)
                                                    --------        --------          --------
Net (decrease)/increase in cash and cash
  equivalents                                        (10,412)         (2,486)           12,788
Cash and cash equivalents
  at beginning of year                                19,380          21,866             9,078
                                                   ---------       ---------          --------
Cash and cash equivalents at end of year           $   8,968       $  19,380          $ 21,866
                                                   =========       =========          ========

Supplemental disclosure:
  Cash payments for:
     Income taxes                                  $  50,331        $ 45,382          $ 28,116
     Interest                                          1,637           5,585             6,138
  Non cash transactions:
     Additions to obligations under
       capitalized leases                                 -               -                504
     Acquisition of stores with treasury stock            -               -              3,327

See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders Equity
                For the years ended June 30, 1999, 1998 and 1997
                             (Dollars in thousands)

                                                                                                             Retained
                                                              Additional                                    Earnings/
                                                 Common        Paid-in         Notes         Teasury      (Accumulated
                                                 Stock         Capital       Receivable       Stock          Deficit)       Total
                                                 ------       ----------     ----------      -------      -------------     -----
Balance at June 30, 1996                         $ 292         $254,825       $ (51)         $(5,371)       $ (29,402)    $220,293

Adjustment for restatement
  resulting from three-for-two
  stock split                                      148             (148)          -                -                -            -
                                                 -----         --------       ------         -------        ----------    --------

Adjusted balance June 30, 1996                     440          254,677         (51)          (5,371)         (29,402)     220,293

Issuance of common stock                             2            2,124           -                -                -        2,126

Payment received on note receivable                  -                -          51                -                -           51

Increase in vested management
  warrants                                           -               71           -                -                -           71

Purchase of 499,944 shares of
  treasury stock                                     -                -           -           (7,249)               -       (7,249)

Shares issued in connection
  with acquisition                                   -            1,147           -            2,180                -        3,327

Dividends declared                                   -           (1,152)          -                -           (1,442)      (2,594)

Tax benefit associated with the
  exercise of employee stock
  options and warrants                               -              669           -                -                -          669

Net income                                           -                -           -                -           48,740       48,740
                                                 -----         --------       ------        --------        ----------    --------

Balance at June 30, 1997                           442          257,536            -         (10,440)          17,896      265,434

Issuance of common stock                             3            3,388            -               -                -        3,391

Purchase of 774,096 shares of
  treasury stock                                     -                -            -         (23,310)               -      (23,310)

Dividends declared                                   -                -            -               -           (3,730)      (3,730)

Tax benefit associated with the
  exercise of employee stock
  options and warrants                               -            1,389            -               -                -        1,389

Net income                                           -                -            -               -           71,146       71,146
                                                 -----         --------       ------        --------        ---------     --------

Balance at June 30, 1998                           445          262,313            -         (33,750)          85,312      314,320
                                                 -----         --------       ------        --------        ---------     --------

Issuance of common stock                             2         2,564               -               -                -        2,566

Purchase of 1,921,784 shares of
  treasury stock                                     -             -               -         (45,137)               -      (45,137)

Dividends declared                                   -             -               -               -           (4,911)      (4,911)

Tax benefit associated with the
  exercise of employee stock
  options and warrants                               -         2,409               -               -               -         2,409

Net income                                           -             -               -               -          81,288        81,288
                                                 -----      --------          ------       ---------        --------      --------

Balance at June 30, 1999                         $ 447      $267,286          $    -       $(78,887)        $161,689      $350,535
                                                 =====      ========          ======       =========        ========      ========


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

        Nature of Operations

        The Company, through its wholly-owned subsidiary, is a leading manufacturer and retailer of quality home furnishings and sells a full range of furniture products and decorative accessories through an exclusive network of 309 retail stores, of which 73 are Ethan Allen-owned and 236 are independently owned. The Company's retail stores are primarily located in North America, with 21 located abroad. Ethan Allen has 21 manufacturing facilities and 3 sawmills throughout the United States.

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

        Cash Equivalents

        Cash equivalents of $4,999,000 at June 30, 1998, consisted of overnight repurchase agreements and commercial paper with an initial term of less than three months. For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

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

        Property Held for Sale

        Property held for sale is recorded at net realizable value. The Company continues to actively market the properties.

                   ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)     Summary of Significant Accounting Policies (continued)

        Intangible Assets

        Intangible assets primarily represent goodwill, trademarks and product technology which will be amortized on a straight-line basis over forty years. Goodwill represents the excess of cost of the Company over the fair value of net identifiable assets acquired. The Company continuously assesses the recoverability of these intangible assets by evaluating whether the amortization of the intangible asset balances over the remaining lives can be recovered through expected future results. Expected future results are based on projected undiscounted operating results before the effects of intangible amortization. Product technology is measured based upon wholesale operating income, while goodwill and trademarks are assessed based upon total wholesale and retail operating income. The amount of impairment, if any, is measured based on the fair value or projected discounted future results.

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

                   ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)     Summary of Significant Accounting Policies (continued)

        Advertising Costs

        Advertising costs are expensed when first aired or distributed. Advertising costs for the fiscal years 1999, 1998, and 1997 were $43,215,000, $40,035,000, and $27,712,000, respectively. Prepaid advertising costs at June 30, 1999 and 1998 were $2,806,000 and $3,021,000, respectively.

        Closed Store Expenses

        Future expenses, such as rent and real estate taxes, net of expected lease or sublease recovery, which will be incurred subsequent to vacating a closed Ethan Allen-owned store, are charged to operations upon a formal decision to close the store.

        Earnings Per Share

        The Company presents earnings per share as set forth in Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share". This statement requires dual presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if all dilutive potential common shares were exercised.

        Stock Compensation

        In fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock Based Compensation". As permitted by SFAS 123, the Company will continue to follow the provisions of APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for compensation expense related to the issuance of stock options.

        Comprehensive Income

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for the reporting and display of comprehensive income in financial statements. The Company does not have any components of comprehensive income as defined in the pronouncement.

        Segment Reporting

        In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the reporting of information related to operating segments. The Company has revised its disclosure with regards to its operating segments and has restated prior year amounts in order to conform with the current year presentation.


(2)     Inventories

        Inventories at June 30 are summarized as follows (dollars in thousands):

                                                1999        1998
                                              --------    --------

             Retail Merchandise               $ 49,742    $ 38,329
             Finished products                  42,562      28,931
             Work in process                    16,143      15,707
             Raw materials                      35,598      31,397
                                              --------    --------
                                              $144,045    $114,364
                                              ========    ========

                   ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)      Property, Plant and Equipment

        Property, plant and equipment at June 30 are summarized as follows (dollars in thousands):


                                                1999        1998
                                              --------    --------

             Land and improvements            $ 30,849    $ 26,941
             Buildings and improvements        201,543     182,437
             Machinery and equipment            93,576      80,294
                                              --------    --------
                                               325,968     289,672
             Less accumulated depreciation    (111,476)   (101,501)
                                              --------    --------
                                              $214,492    $188,171
                                              ========    =========


(4)     Intangibles

        Intangibles at June 30 are summarized as follows (dollars in thousands):


                                                1999        1998
                                              --------    --------

             Product technology               $ 25,950    $ 25,950
             Trademarks                         28,200      28,200
             Goodwill                           13,855      11,333
             Other                                 350         350
                                              --------    --------
                                                68,355      65,833
             Less accumulated amortization     (16,757)    (15,060)
                                              --------     -------
                                              $ 51,598    $ 50,773
                                              ========    ========


(5)     Borrowings

        Long-term debt at June 30 consists of the following (dollars in thousands):


                                                1999         1998
                                              --------     --------

         Long term debt:
           9.75% mortgage note payable        $     -      $  1,552
           Industrial Revenue Bonds,
             2.45%-7.50%, maturing at
             various dates through 2011         8,455         8,455
           Other                                1,527         1,627
                                              -------      --------
         Total debt                             9,982        11,634

         Less current maturities                  371           154
                                              -------      --------
                                              $ 9,611      $ 11,480
                                              =======      ========

        During fiscal year 1999, the Company repaid its outstanding indebtedness of $1.6 million on its 9.75% mortgage note collateralized by the Ethan Allen Inn which was due in 2015.

        During fiscal year 1998, the Company completed its optional early redemption of all of its then-outstanding $52.4 million 8-3/4% Senior Notes, due on March 15, 2001, at 101.458% of par value. As a result of the early redemption, an extraordinary charge of $0.8 million or $0.02 a share, net of tax benefit, was recorded. The extraordinary charge included the write-off of unamortized deferred financing costs associated with the Senior Notes and the premium related to the early redemption. During fiscal 1998 and 1997, $0.1 million and $9.5 million, respectively, of Senior Notes were repurchased at 102.19% and 101.48% of face value, respectively.

        During 1995, the Company had completed a five year financing arrangement to provide up to $110.0 million of senior secured debt under a revolving credit facility pursuant to a Credit Agreement with Chase Manhattan Bank, as agent, proceeds of which were used to repay existing senior secured debt.

                   ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)     Borrowings  (continued)

        The revolving credit facility includes a $40.0 million sub-facility for trade and standby letters of credit availability and a $3.0 million swingline loan sub-facility. Loans under the revolving credit facility bear interest at Chase Manhattan Bank's Alternative Base Rate, or adjusted LIBOR plus 0.5%, which is subject to adjustment arising from changes in the credit rating of Ethan Allen's senior secured debt. For fiscal years ended June 30, 1999, 1998 and 1997 the weighted-average interest rates were 6.17%, 8.13% and 7.37%, respectively. There are no minimum repayments required during the term of the facility.

        During 1997, the Company amended its Credit Agreement which it had originally entered into during 1995, with Chase Manhattan Bank as agent. Amendments to the Credit Agreement include: (1) the reduction of the commitment of senior secured debt under a revolving credit facility to $100.0 million; (2) reduction of the Eurodollar spread used in determining adjusted LIBOR which is subject to adjustment arising from changes in the credit rating of Ethan Allen's senior secured debt or Fixed Charge Ratio; (3) elimination of a lien on certain fixed assets as collateral and (4) amendment of certain additional debt and restricted payment limitations. At June 30, 1999 and 1998, there were no revolving loans outstanding under the Credit Agreement.

        The Credit Agreement is secured by a first lien in respect of Ethan Allen's accounts receivable, inventory, trademarks, patents and the Company's shares of Ethan Allen's capital stock. The Company has guaranteed Ethan Allen's obligation under the Credit Agreement and has pledged all the outstanding capital stock of Ethan Allen to secure its guarantee.

        The Credit Agreement contains covenants requiring the maintenance of certain defined tests and ratios and limit the ability of Ethan Allen and the Company to incur debt, engage in mergers and consolidations, make restricted payments, make asset sales, make investments and issue stock. The Credit Agreement requires the Company to meet certain financial covenants including Consolidated Net Worth, Fixed Charge Coverage and Leverage ratios. The Company is currently in compliance with all covenants under the Credit Agreement.

        In June 1996, the Company closed on loan commitments in the aggregate amount of approximately $1.4 million related to the modernization of its Beecher Falls manufacturing facility. Loans made pursuant to these commitments bear interest at rates ranging from 3.0% to 5.5% and have maturities of 10 to 30 years. The loans have a first and second lien in respect of equipment financed by such loans and a first and second mortgage interest in respect of a building, the construction of which was financed by such loans.

        Aggregate scheduled maturities of long-term debt for each of the five fiscal years subsequent to June 30, 1999, and thereafter are as follows (dollars in thousands):

                2000 . . . . . . . . . . . .         $  371
                2001 . . . . . . . . . . . .            124
                2002 . . . . . . . . . . . .            131
                2003 . . . . . . . . . . . .            141
                2004 . . . . . . . . . . . .             61
                Subsequent to 2004 . . . . .          9,154


(6)     Leases

        Ethan Allen leases real property and equipment under various operating and capital lease agreements expiring through the year 2028. Leases covering retail outlets and equipment generally require, in addition to stated minimums, contingent rentals based on retail sales and equipment usage.

                   ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)     Leases (continued)

        Generally, the leases provide for renewal for various periods at stipulated rates.

        Future minimum payments by year and in the aggregate, under the capital leases and non-cancelable operating leases, with initial or remaining terms of one year or more consisted of the following at June 30, 1999 (dollars in thousands):

                                               Capital      Operating
        Fiscal Year Ending June 30:            Leases        Leases
        --------------------------             -------      ---------

            2000                                $ 420        $ 13,550
            2001                                  337          12,228
            2002                                   15          11,726
            2003                                    8          10,529
            2004                                    -           8,726
            Subsequent to 2004                      -          31,395
                                                -----        --------

            Total minimum lease payments          780        $ 88,154
                                                             ========

            Amounts representing interest          86
                                                -----

            Present value of future minimum
              lease payments                      694
            Less amounts due in one year          386
                                                -----
            Long-term obligations under
              capital leases                    $ 308
                                                =====

        The above amounts will be offset by minimum future rentals from subleases of $17,709,000 on operating leases.

        Total rent expense for the fiscal years ended June 30 was as follows (dollars in thousands):

                                                  1999      1998       1997
                                                --------   -------   --------

            Basic rentals under operating
              leases                            $ 16,761  $ 14,997   $ 14,578
            Contingent rentals under
              operating leases                     1,509       977      1,028
                                                --------  --------   --------
                                                  18,270    15,974     15,606
            Less sublease rent                     2,812     2,173      1,923
                                                --------  --------   --------
                                                $ 15,458  $ 13,801   $ 13,683
                                                ========  ========   ========


(7)     Shareholders' Equity

        On April 28, 1999, the Company declared a three-for-two stock split to be distributed on May 21, 1999 to shareholders of record on May 7, 1999. On August 6, 1997, the Company declared a two-for-one stock split to be distributed on September 2, 1997 to shareholders of record on August 18, 1997. All related amounts have been retroactively adjusted to reflect the stock splits.

        During fiscal 1997, the Company acquired a number of retail stores and used 146,224 treasury shares with a fair value of $3.3 million as part of the consideration of the transaction.

                   ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(7)     Shareholders' Equity   (continued)

        On May 20, 1996, the Board of Directors adopted a Stockholder Rights Plan and declared a dividend of one Right for each outstanding share of common stock as of July 10, 1996. Each Right entitles its holder, under certain circumstances, to purchase one one-hundredth of a share of the Company's Series C Junior Participating Preferred Stock at a price of $41.67 on a post split basis. The Rights may not be exercised until 10 days after a person or group acquires 15% or more of the Company's common stock, or 15 days after the commencement or the announcement of the intent to commence a tender offer which, if consummated, would result in a 15% or more ownership of the Company's common stock. Until then, separate Rights certificates will not be issued, nor will the Rights be traded separately from the stock.

        Should an acquirer become the beneficial owner of 15% of the Company's common stock, and under certain additional circumstances, the Company's stockholders (other than the acquirer) would have the right to receive in lieu of the Series C Junior Participating Preferred Stock, a number of shares of the Company's common stock, or in stock of the surviving enterprise if the Company is acquired, having a market value equal to two times the Purchase Price per share.

        The Rights will expire on May 31, 2006, unless redeemed prior to that date. The redemption price is $0.01 per Right. The Board of Directors may redeem the Rights at its option any time prior to the announcement that a person or group has acquired 15% or more of the Company's common stock.

        The Company's authorized capital stock consists of (a) 150,000,000 shares of Common Stock, par value $.01 per share, (b) 600,000 shares of Class B Common Stock, par value $.01 per share, (c) 1,055,000 shares of Preferred Stock, par value $.01 per share of which (i) 30,000 shares have been designated Series A Redeemable Convertible Preferred Stock,
        (ii) 30,000 shares have been designated Series B Redeemable Convertible Preferred Stock, (iii) 155,010 shares have been designated as Series C Junior Participating Preferred Stock, and (iv) the remaining 839,990 shares may be designated by the Board of Directors with such rights and preferences as they determine (all such preferred stock, collectively, the "Preferred Stock"). As of June 30, 1999, no shares of Preferred Stock or shares of Class B Common Stock were issued or outstanding.

        The Company has been authorized by its Board of Directors to repurchase up to an additional 2,000,000 shares of its Class A Common Stock from time to time in the open market. During fiscal 1999, the Company repurchased 1,921,784 shares of its Common Stock for $45.1 million or an average of $23.49 per share. The Company funded its purchases through cash from operations and through revolver loan borrowings under the Credit Agreement.


(8)     Earnings per Share

        The following table sets forth the calculation of weighted average shares based upon the provisions of SFAS No. 128 (amounts in thousands):

                                                   1999      1998     1997
                                                  -------   ------   ------
         Weighted average common shares
           outstanding for basic
           calculation                             41,278   43,050   43,190

         Add: Effect of stock options
           and warrants                             1,009    1,086      625
                                                   ------   ------   -------

         Weighted average common shares
           outstanding, adjusted for
           diluted calculation                     42,287   44,136    43,815
                                                   ======   ======    ======

                   ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)     Employee Stock Plans

        The Company has reserved 7,419,699 shares of Common Stock for issuance pursuant to the Company's stock option and warrant plans as follows:

        1992 Stock Option Plan

        The 1992 Stock Option Plan provides for the grant of options to key employees and non-employee directors to purchase shares of Common Stock that are either qualified or non-qualified under Section 422 of the Internal Revenue Code, as well as stock appreciation rights on such options. The awarding of such options is determined by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer. The options awarded to employees vest 25% per year over a four-year period and are exercisable at the market value of the Common Stock at the date of grant. The maximum number of shares of Common Stock reserved for issuance under the 1992 Stock Option Plan is 5,490,597 shares. Through June 30, 1998, options covering 138,000 shares, which are exercisable at prices ranging from $6.00 to $21.17, were awarded to independent directors and will vest 50% on each of the first two anniversary dates of the grant. During fiscal year 1999, options to purchase 22,500 shares at an exercise price of $27.37 per share were granted to the independent directors. Options to purchase 180,000 shares were awarded to Mr. Kathwari, Chairman of the Board, Chief Executive Officer, and President of Ethan Allen Interiors Inc., during fiscal year 1995 and an additional 720,000 options to purchase shares were awarded to Mr. Kathwari during 1996. These options are exercisable at $6.50 and $6.33 per share, respectively and will vest over seven years commencing with the first vesting date of July 27, 1994, and each of the next six years. During fiscal year 1998, Mr. Kathwari was awarded options to purchase 750,000 shares at an exercise price of $21.17 and options to purchase 750,000 shares at an exercise price of $27.52. These options will vest over three years from the date of grant. Through June 30, 1998, options to purchase 880,350 shares were issued to other employees with exercise prices ranging from $6.33 to $32.67 per share. Options to purchase 82,200 shares were issued to certain key employees at an exercise price of $26.25 per share in fiscal year 1999.

        Incentive Stock Option Plan

        Pursuant to the Incentive Stock Option Plan, the Company has granted to members of management options to purchase 829,542 shares of Common Stock at an exercise price of $5.50 per share. Such options vest twenty percent per year over a five-year period.

        Management Warrants

        Warrants to purchase 699,560 shares of Common Stock were granted to certain key members of management during fiscal 1991 and 1992. The warrants are currently exercisable at $1.23 per share.

        Earn-In Warrants

        Earn-In Warrants have been fully earned and 400,000 shares have been allocated to Ethan Allen's managers and employees. Earn-In warrants were exercisable at $0.13 per share.

        Restricted Stock Award

        Commencing in 1994 and for each of the four subsequent years, annual awards of 30,000 shares of restricted stock were granted to Mr. Kathwari with the vesting based on performance of the Company's stock price during the three year period after grant as compared to the Standard and Poors 500 index. As of June 30, 1999, 60,000 shares have vested.

                   ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)     Employee Stock Plans  (continued)

        Stock Unit Award

        During fiscal year 1998, pursuant to his New Employment Agreement, the Company established a book account for Mr. Kathwari, which will be credited with 21,000 Stock Units as of July 1 of each year, commencing July 1, 1997, for a total of up to 105,000 Stock Units over the term of the New Employment Agreement, with an additional 21,000 Stock Units to be credited in connection with each of the two one-year extensions. Following the termination of Mr. Kathwari's employment, Mr. Kathwari will receive shares of Common Stock equal to the number of Stock Units credited to the account.

        Stock option and warrant activity during 1999, 1998 and 1997 is as follows:

                                                                                Number of
                                                                                  shares
                                                  --------------------------------------------------------------
                                                     92 Stock         Incentive        Management        Earn-In
                                                  Option Plan         Options          Warrants         Warrants
                                                  -----------         -------          --------         --------
         Options Outstanding
           at June 30, 1996                       1,520,175           485,277          262,029           211,467

         Granted in 1997                            209,850                -                -                 -
         Exercised in 1997                          (91,662)          (98,601)         (69,177)         (202,467)
         Canceled in 1997                           (26,664)           (3,345)             (18)           (9,000)
                                                  ---------           -------          -------          --------

         Options Outstanding
           at June 30, 1997                       1,611,699           383,331          192,834                -

         Granted in 1998                          1,610,400                -                -                 -
         Exercised in 1998                         (112,629)          (55,210)        (108,274)               -
         Canceled in 1998                            (6,900)              (15)             (15)               -
                                                  ---------           -------         --------          -------

         Options Outstanding
           at June 30, 1998                       3,102,570           328,106           84,545                -

         Granted in 1999                            104,700                -                -                 -
         Exercised in 1999                          (64,034)          (32,247)         (37,756)               -
         Canceled in 1999                           (33,761)               (2)          (2,101)               -
                                                  ---------           -------          -------          -------
         Options Outstanding
           at June 30, 1999                       3,109,475           295,857           44,688                -
                                                  =========          ========          =======          ========

        The  following   tables   summarize   information   about  stock  awards
        outstanding at June 30, 1999:

                                                                          Weighted     Weighted
                                                                           Average      Average
                                       Range of             Number        Remaining     Exercise
                                        Prices            Outstanding        Life        Prices
                                        ------            -----------     --------      --------

         1992 Stock Option Plan      $ 6.00 to $ 6.50     1,235,825        5.6 yrs       $ 6.36
                                     $14.50 to $21.17       978,000        8.1 yrs       $19.97
                                     $26.25 to $32.67       895,650        8.4 yrs       $27.64
                                                          ---------
                                                          3,109,475

         Incentive Options            $5.50                 295,857        0.5 yrs        $5.50
         Management Warrants          $1.23                  44,688        0.5 yrs        $1.23

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)     Employee Stock Plans (continued)
                                                                        Weighted
                                                           Number of     Average
                                           Range of          Shares     Exercise
                                           Prices         Exercisable    Prices
                                           ------         -----------    ------

         1992 Stock Option Plan       $ 6.00 to $ 6.50      821,460      $ 6.30
                                      $14.50 to $21.17      341,575      $19.80
                                      $26.25 to $32.67      259,450      $27.70
                                                          ---------
                                                          1,422,485

         Incentive Options            $ 5.50                 95,857      $ 5.50

         Management Warrants          $ 1.23                 44,688      $ 1.23


Had compensation costs related to the issuance of stock options under the Company's 1992 Stock Option Plan been determined based on the estimated fair value at the grant dates for awards under SFAS No. 123, the Company's net income end earnings per share for the fiscal years ended June 30, 1999, 1998 and 1997 would have been reduced to the proforma amounts listed below, (dollars in thousands, except per share data):

                                                 1999         1998      1997
                                               -------      -------    ------
         Net Income
         ----------

           As reported                        $81,288       $71,146   $48,740
           Proforma                            77,840        67,945    48,350

         Net Income per Basic Share
         --------------------------

           As reported                       $  1.97       $  1.65    $  1.13
           Proforma                             1.89          1.58       1.12

         Net Income per Diluted Share
         ----------------------------

           As reported                       $  1.92       $  1.61    $  1.11
           Proforma                             1.84          1.54       1.10

The per share weighted average fair value of stock options granted during fiscal 1999, 1998 and 1997 was $11.98, $8.59, and $6.02, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions; weighted average risk-free interest rates of 5.15%, 5.99%, and 6.35% for fiscal 1999, 1998 and 1997, respectively, dividend yield of 0.60%, 0.67%, and 0.83% for fiscal 1999, 1998 and 1997, respectively, expected volatility of 46.8%, 43.3%, and 39.8% in fiscal 1999, 1998 and 1997, respectively, and expected lives of five years for each.


(10)    Income Taxes

        Total income taxes were allocated as follows (dollars in thousands):

                                     1999          1998           1997
                                   --------      ---------      --------

         Income from operations    $ 51,429      $ 46,582       $ 31,954

         Extraordinary charge             -          (527)             -

         Stockholders' equity        (2,409)       (1,389)          (669)
                                   --------       -------       --------
                                   $ 49,020      $ 44,666       $ 31,285
                                   ========      ========       ========

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10)    Income Taxes (continued)

        The income taxes credited to stockholders' equity relate to the tax benefit arising from the exercise of employee stock options.

        Income tax expense attributable to income from operations consists of the following for the fiscal years ended June 30 (dollars in thousands):

                                             1999       1998        1997
                                           --------   --------    --------
         Current:
              Federal                      $ 44,478   $ 37,205    $ 25,434
              State                           6,971      8,694       5,945
                                           --------   --------    --------
                    Total current            51,449     45,899      31,379
                                           --------   --------    --------
         Deferred:
              Federal                           (17)       625         595
              State                              (3)        58         (20)
                                           --------   --------    --------
                    Total deferred              (20)       683         575
                                           --------   --------    --------
         Income tax expense
              on income before
              extraordinary charge         $ 51,429   $ 46,582    $ 31,954
                                           ========   ========    ========

        The following is a reconciliation of expected income taxes (computed by applying the Federal statutory rate to income before taxes and extraordinary charge) to actual income tax expense (dollars in thousands):

                                             1999       1998        1997
                                           --------   --------    --------

         Computed "expected" income
            tax expense                    $ 46,451   $ 41,486    $ 28,243
         State income taxes, net of
            federal income tax benefit        4,529      4,786       3,163
         Goodwill amortization                  117         99          99
         Other, net                             332        211         449
                                           --------   ---------    --------

         Income tax expense on income
            before extraordinary charge    $ 51,429   $ 46,582     $ 31,954
                                           ========   ========     ========

        The significant components of the deferred tax expense (benefit) are as follows (dollars in thousands):

                                             1999       1998        1997
                                           --------   --------    --------

         Deferred tax (benefit)            $ (1,503)  $   (825)   $   (933)
         Utilization of net operating
           loss carryforwards                 1,483      1,508        1,508
                                           ---------  --------    ---------

                                           $    (20)  $    683    $     575
                                           ========   ========    =========

        The components of the net deferred tax liability as of June 30 are as follows (dollars in thousands):

                                                         1999         1998
                                                      --------       ------
         Deferred tax assets:
           Accounts receivable                        $  1,045       $    901
           Inventories                                   2,430          2,483
           Other liabilities and reserves                4,308          3,710
           Net operating loss carryforwards              8,737         10,243
                                                      --------        --------
         Total deferred tax asset                       16,520         17,337
                                                      --------        --------

         Deferred tax liabilities:
           Property, plant and equipment                24,335         25,423
           Intangible assets other
            than goodwill                               14,697         15,186
         Miscellaneous                                   2,257          1,517
                                                      --------        --------
         Total deferred tax liability                   41,289         42,126
                                                      --------        --------
          Net deferred tax liability                  $ 24,769        $ 24,789
                                                      ========        ========

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10)    Income Taxes (continued)

        The Company has tax operating loss carryforwards of approximately $22.3 million at June 30, 1999, of which $0.5 million expires in 2006, $11.3 million expires in 2007 and $10.5 million expires in 2008. Pursuant to
        Section 382 of the Internal Revenue Code, the Company's utilization of the net operating loss carryforwards are subject to an annual limitation of approximately $3.9 million.

        During fiscal 1997, Ethan Allen received a $5.2 million investment tax credit from the State of Vermont. The credit may be utilized to offset 80% of current and future years tax liability and may be carried forward up to 10 years. Ethan Allen does not expect to be able to utilize the entire credit. The estimated net realizable credit of $2.0 million is being accounted for under the deferral method, with amortization over the average life of the related assets.

        Management believes that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.


(11)    Employee Retirement Programs

        The Ethan Allen Retirement Savings Plan

        The Ethan Allen Retirement Savings (the "Plan") is a defined contribution plan which is offered to substantially all employees of the Company who have completed both one year and 1,000 hours of service during the Plan year.

        Ethan Allen, may at its discretion, make a matching contribution to the 401(k) portion of the Plan on behalf of each participant, provided the contribution does not exceed the lesser of 50% of the participant's contribution or $1,000 per participant per Plan year. Contributions to the profit sharing portion of the Plan are made at the discretion of management. Total profit sharing and 401(k) company match expense was $2,578,356 in 1999, $2,287,549 in 1998, and $1,595,099 in 1997.

        Other Retirement Plans and Benefits

        Ethan Allen provides additional benefits to selected members of senior and middle management in the form of previously entered deferred compensation arrangements and a management incentive program. The total cost of these benefits was $3,806,708, $3,105,000, and $1,567,000 in
        1999, 1998 and 1997, respectively.


(12)    Wholly-Owned Subsidiary

        The Company owns all of the outstanding stock of Ethan Allen and has no material assets other than its ownership of Ethan Allen stock and conducts all significant operating transactions through Ethan Allen. The Company has guaranteed Ethan Allen's obligation under the Credit Agreement and has pledged all the outstanding capital stock of Ethan Allen to secure its guarantee.

        The condensed balance sheets of Ethan Allen as of June 30 are as follows (dollars in thousands):

                                              1999            1998
                                              ----            ----

              Assets
              Current assets                $ 209,768       $ 187,677
              Non-current assets              357,237         282,874
                                            ---------       ---------
              Total assets                  $ 567,005       $ 470,551
                                            =========       =========

              Liabilities
              Current liabilities           $  84,500       $  72,380
              Non-current liabilities          43,841          45,191
                                            ---------       ---------
              Total liabilities             $ 128,341       $ 117,571
                                            =========       =========

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12)     Wholly-Owned Subsidiary (continued)

        A summary of Ethan Allen's operating activity for each of the years in the three-year period ended June 30, 1999, is as follows:

                                             1999        1998        1997
                                           --------    --------    --------

      Net sales                            $762,233    $679,321    $571,838
      Gross profit                          354,999     315,575     248,238
      Operating income                      133,060     119,845      85,943
      Interest expense                        1,639       4,245       5,864
      Amortization of deferred
        financing costs                         243         364         563
      Income before income
        taxes and extraordinary
        charge                              132,885     118,685      80,787
      Net income                           $ 81,456    $ 71,301    $ 48,833


(13)    Litigation

        The Company has been named as a potentially responsible party ("PRP") for the cleanup of three sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company is also a settling defendant for remedial design and construction activities at one of the sites. Numerous other parties have been identified as PRP's at these sites. The Company believes its share of waste contributed to these sites is small in relation to the total; however, liability under CERCLA may be joint and several. The Company has total reserves of $500,000 applicable to these sites, which the Company believes would be sufficient to cover any resulting liability. With respect to all of these sites, the Company believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the site. The Company has concluded its involvement with one site and settled as a de-minimis party. For two of the sites, the remedial investigation is ongoing. A volume based allocation of responsibility among the parties has been prepared.


(14)    Segment Information

        The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which changes the financial disclosure requirements for operating segments. Segment information presented for 1998 and 1997 has been restated to reflect the requirements of the new pronouncement. The Company's reportable segments are strategic business areas that are managed separately and offer different products and services. The Company's operations are classified into two main businesses: wholesale and retail home furnishings. The wholesale home furnishings business is principally involved in the manufacture, sale and distribution of home furnishing products to a network of independently-owned and Ethan Allen-owned stores. The wholesale business consists of three operating segments; case goods, upholstery, and home accessories. Wholesale profitability includes the wholesale gross margin which is earned on wholesale sales to all retail stores, including Ethan Allen-owned stores.

        The retail home furnishings business sells home furnishing products through a network of Ethan Allen-owned stores. Retail profitability includes the retail gross margin which is earned based on purchases from the wholesale business.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14)    Segment Information (continued)

        The accounting policies of the operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates performance of the respective segments based upon revenues and operating income. Inter-segment eliminations primarily comprise the wholesale sales and profit on the transfer of inventory between segments. Inter-segment eliminations also include items not allocated to reportable segments.

        The following table presents segment information for the fiscal years ended June 30, 1999, 1998, and 1997 (dollars in thousands):

                                                1999        1998      1997
                                              --------    --------  ---------
         Net Sales:
         ----------
         Case Goods                           $352,203    $328,637    $279,119
         Upholstery                            174,599     160,058     145,537
         Home Accessories                       90,130      71,411      59,615
         Other  (1)                             13,712       9,039       4,768
                                               -------    --------    ---------
           Wholesale Net Sales                 630,644     569,145     489,039
         Retail                                294,701     235,230     175,825
         Other  (2)                              6,392       6,722       5,962
         Eliminations                         (169,504)   (131,776)    (98,988)
                                              --------    --------    --------
           Consolidated Total                 $762,233    $679,321    $571,838
                                              ========    ========    ========


         Operating Income:
         -----------------
         Case Goods                           $127,514    $120,277    $ 95,111
         Upholstery                             53,250      51,150      44,435
         Home accessories                       29,166      22,966      17,979
         Unallocated corporate expenses (3)    (87,788)    (86,371)    (74,730)
                                              --------    --------    --------
           Wholesale Operating Income          122,142     108,022      82,795
         Retail                                 15,146      13,747       7,419
         Other  (2)                              1,365       1,692       1,239
         Eliminations                           (5,761)     (3,771)     (5,604)
                                              --------    --------    --------
            Consolidated Total                $132,892    $119,690    $ 85,849
                                              ========    ========    ========


         Total Assets:
         -------------
         Case Goods                           $107,556    $ 90,403    $ 84,139
         Upholstery                             30,861      27,820      24,821
         Home accessories                        7,033       5,521       5,682
         Corporate (4)                         255,125     245,697     257,744
                                              --------    --------    ---------
           Wholesale Total Assets              400,575     369,441     372,386
         Retail                                 97,419      76,365      65,310
         Other (2)                               5,773       5,096       4,919
         Inventory Profit Elimination (5)      (23,145)    (17,779)    (14,831)
                                              --------    --------    --------
            Consolidated Total                $480,622    $433,123    $427,784
                                              ========    ========    ========


         Capital Expenditures:
         ---------------------
         Case Goods                           $ 17,498    $  8,263    $  6,768
         Upholstery                              3,073       1,814       1,530
         Home accessories                          459          21         229
         Other  (1)                             15,542      16,778      11,359
                                              --------    --------    --------

           Wholesale Capital Expenditures       36,572      26,876      19,886
         Retail                                  2,893       2,390       3,338
         Other  (2)                              1,163         399         159
         Eliminations                               -           -           -
                                              --------    --------    --------
            Consolidated Total                $ 40,628    $ 29,665    $ 23,383
                                              ========    ========    ========

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14)    Segment Information (continued)

        (1) The Other category included in the wholesale business consists of the operating activity for indoor/outdoor furniture and the corporate holding company.

        (2) The Other category includes miscellaneous operating activities.

        (3)  Unallocated  corporate expenses   primarily  consist  of  corporate
        advertising   costs,  unreimbursed  training  costs, system  development costs, and other corporate administrative charges.

        (4) Corporate assets primarily include receivables from third party retailers, finished goods inventory, deferred tax assets, and the Company's distribution operations.

        (5) Inventory profit elimination reflects the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when shipments are made to the retail customer.

        There are 21 independent dealers located abroad. Less than 3% of the Company's total revenue is derived from sales to these dealers.


(15)    Selected Quarterly Financial Data (Unaudited)

        Tabulated below are certain data for each quarter of the fiscal years ended June 30, 1999 and 1998 (dollar amounts in thousands, except per share data).

                                                                          Quarter Ended
                                                    --------------------------------------------------------------
                                                    September 30     December 31        March 31           June 30
                                                    ------------     -----------        --------           -------

              1999 Quarters:
              Net Sales                               $166,226          $193,674         $194,571          $207,762
              Gross Profit                              77,004            89,756           91,064            97,175
              Income before
                extraordinary charge                    16,209            21,186           21,174            22,719
              Net income                                16,209            21,186           21,174            22,719
              Net income per basic
                share                                    0.39             0.51              0.52             0.56
              Net income per diluted
                share                                    0.38             0.50              0.50             0.54
              Dividend declared per
                common share                             0.03             0.03              0.03             0.04


              1998 Quarters:
              --------------
              Net Sales                               $152,494          $172,743         $171,434          $182,650
              Gross Profit                              70,766            80,713           80,404            83,692
              Income before
               extraordinary charge                     14,034            19,091           18,793            20,030
              Net income                                14,034            19,091           17,991            20,030
              Net income per basic
                share                                    0.33             0.44              0.41             0.47
              Net income per diluted
                share                                    0.32             0.43              0.41             0.45
              Dividend declared per
                common share                             0.02             0.02              0.03             0.03


              1997 Quarters:
              --------------
              Net sales                               $132,355          $138,330         $144,719          $156,434
              Gross profit                              54,578            59,921           63,308            70,431
              Net income                                 8,783            12,227           12,849            14,881
              Net income per basic
                share                                $   0.21         $   0.28          $   0.30         $   0.35
              Net income per diluted
                share                                    0.20         $   0.28          $   0.29         $   0.34
              Dividend declared per
                common share                             0.01         $   0.01          $   0.02         $   0.02

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(16)  Subsequent Event

        On August 25, 1999, the Company entered into a new $125.0 million unsecured revolving credit facility with Chase Manhattan Bank as agent. Proceeds from the Credit Agreement may be used for working capital purposes or general corporate purposes.

        The revolving credit facility includes a sub-facility for trade and standby letters of credit of $25.0 million and a swingline loan sub-facility of $3.0 million. Loans under the revolving credit facility bear interest at Chase Manhattan Bank's Alternative Base Rate ("ABR"), or adjusted LIBOR plus .625%, which is subject to adjustment arising from changes in the credit rating of Ethan Allen's senior unsecured debt. The Credit Agreement provides for the payment of a commitment fee equal to the ABR per annum on the average daily unused amount of the revolving credit commitment. The Company is also required to pay a fee equal to the ABR per annum plus a .125% per annum fee on the average daily letters of credit outstanding.

        The credit facility matures in five years and there are no minimum repayments required during the term of the facility. The revolving loans may be borrowed, repaid and reborrowed over the term of the facility until final maturity.

         The revolving credit facility contains various covenants which limit the ability of the Company and its subsidiaries to incur debt, engage in mergers and consolidations, make restricted payments, make asset sales, make investments and issue stock. The Company is required to meet certain financial covenants including consolidated net worth, fixed charge coverage and leverage ratios.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
         ---------------------

         No changes in or disagreements with accountants on accounting or financial disclosure occurred in fiscal years 1999, 1998 and 1997.

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

  (a)  Listing of Documents

       (1) Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at June 30, 1999 and 1998, and for the years ended June 30, 1999, 1998 and 1997, consist of the following:

                Consolidated Balance Sheets

                Consolidated Statements of Operations

                Consolidated Statements of Cash Flows

                Consolidated Statements of Shareholders' Equity

                Notes to Consolidated Financial Statements


         (2) Financial Statement Schedules. Financial Statement Schedules of the Company appended hereto, as required for the years ended June 30, 1999, 1998 and 1997, consist of the following:

II.     Valuation and Qualifying Accounts


        The schedules listed in Reg. 210.5-04, except those listed above, have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        (3)     The following  Exhibits are filed as part of this report on Form
                10-K:

                Exhibit
                Number                         Exhibit
                ------                         -------
                 *2(a)     Agreement  and Plan of  Merger,  dated  May 20,  1989
                           among  the  Company,   Green   Mountain   Acquisition
                           Corporation  ("Merger  Sub"),  INTERCO  Incorporated,
                           Interco Subsidiary, Inc. and Ethan Allen
                 *2(b)     Restructuring  Agreement,  dated as  March  1,  1991,
                           among  Green  Mountain  Holding  Corporation,   Ethan
                           Allen,   Chemical  Bank,   General  Electric  Capital
                           Corporation,  Smith Barney Inc. and the stockholder's
                           name on the signature page thereof
                 *2(c)     Purchase  and Sale  Agreement,  dated March 28, 1997,
                           between the Company and Carriage  House  Interiors of
                           Colorado, Inc.
                 *3(a)     Restated   Certificate  of  Incorporation  for  Green
                           Mountain Holding Corporation
                 *3(b)     Restated and Amended  By-Laws of Green Mountain
                           Holding Corporation
                 *3(c)     Restated Certificate of Incorporation of the Company
                 *3(c)-1   Certificate of  Designation  relating to the Series C
                           Junior Participating Preferred Stock
                 *3(d)     Amended and Restated By-laws of the Company
                 *3(e)     Certificate  of  Designation   relating  to  the  New
                           Convertible Preferred Stock
                 *3(e)-1   Certificate of  Designation  relating to the Series C
                           Junior Participating Preferred Stock
                 *3(f)     Certificate of  Incorporation  of Ethan Allen Finance
                           Corporation
                 *3(g)     By-Laws of Ethan Allen Finance Corporation
                 *3(h)     Certificate   of   Incorporation   of   Ethan   Allen
                           Manufacturing Corporation
                 *3(i)     By-Laws of Ethan Allen Manufacturing Corporation
                 *4(a)     First  Amendment to  Management  Non-Qualified  Stock
                           Option Plan
                 *4(b)     Second  Amendment to Management  Non-Qualified  Stock
                           Option Plan
                 *4(c)     1992 Stock Option Plan
                 *4(c)-1   First Amendment to 1992 Stock Option Plan
                 *4(c)-2   Amended and Restated 1992 Stock Option Plan

                Exhibit
                Number                         Exhibit
                ------                         -------
                *4(d)      Management  Letter  Agreement  among  the  Management
                           Investors and the Company
                *4(e)      Management  Warrant, issued by the Company to members
                           of the  Management  of Ethan Allen
                *4(f)      Form  of  Dealer   Letter   Agreement   among  Dealer
                           Investors and the Company
                *4(g)      Form of Kathwari Warrant, dated June 28, 1989
                *4(j)      Form of Indenture relating to the Senior Notes
                *4(j)-1    First  Supplemental  Indenture  dated as of March 23,
                           1995 between Ethan Allen and the First  National Bank
                           of Boston for  $75,000,000  8-3/4%  Senior  Notes due
                           2007
                *4(k)      Credit  Agreement among the Company,  Ethan Allen and
                           Bankers Trust Company
                *4(k)-1    Amended Credit  Agreement among the Company,
                           Ethan Allen and Bankers Trust Company
                *4(k)-2    110,000,000  Senior Secured Revolving Credit Facility
                           dated  March 10, 1995  between  Ethan Allen and Chase
                           Manhattan Bank
                *4(k)-3    Amended and Restated Credit  Agreement as of December
                           4,  1996  between  Ethan  Allen  Inc.  and the  Chase
                           Manhattan Bank
                *4(k)-4    Credit  Agreement,  as of August 25, 1999,  among the
                           Company, Ethan Allen and the Chase Manhattan Bank
                *4(l)      Catawba County Industrial Facilities Revenue Bond
                *4(l)-1    Trust  Indenture dated as of October 1, 1994 securing
                           $4,6000,000  Industrial Development Revenue Refunding
                           Bonds,  Ethan  Allen Inc.  Series 1994 of the Catawba
                           County  Industrial  Facilities and Pollution  Control
                           Financing Authority
                *4(m)      Lease for 2700 Sepulveda Boulevard Torrance,
                           California
                *4(n)      Amended and Restated Warrant  Agreement,  dated March
                           1, 1991, among Green Mountain Holding Corporation and
                           First Trust National Association
                *4(o)      Exchange Notes Warrant Transfer Agreement
                *4(p)      Warrant  (Earned) to purchase shares of the Company's
                           Common Stock dated March 24, 1993
                *4(q)      Warrant   (Earned-In)  to  purchase   shares  of  the
                           Company's Common Stock, dated March 23, 1993
                *4(r)      Recapitalization Agreement among the Company, General
                           Electric  Capital  Corporation,  Smith  Barney  Inc.,
                           Chemical  Fund  Investments,   Inc.,  Legend  Capital
                           Group,  Inc.,  Legend  Capital   International  Ltd.,
                           Castle Harlan,  Inc., M. Farooq  Kathwari,  the Ethan
                           Allen Retirement Program and other stockholders named
                           on the signature pages thereto, dated as of March 24,
                           1993
                *4(s)      Preferred   Stock  and  Common   Stock   Subscription
                           Agreement,  dated March 24, 1993,  among the Company,
                           General  Electric  Capital  Corporation,   and  Smith
                           Barney Inc.
                *4(t)      Security  Agreement,  dated  as of  March  10,  1995,
                           between  Ethan Allen Inc.  and Chase  Manhattan  Bank
                *4(u)      Rights  Agreement,  dated as of July 26, 1996,
                           between the Company and Harris Trust and Savings Bank
                *4(v)      Registration Rights Agreement,  dated March 28, 1997,
                           between the Company and Carriage  House  Interiors of
                           Colorado, Inc.
                *10(b)     Employment Agreement, dated June 29, 1989,  among Mr.
                           Kathwari,  the Company and Ethan Allen
                *10(c)     Employment  Agreement dated July 27, 1994 among Mr.
                           Kathwari, the Company and Ethan Allen
                *10(d)     Restated  Directors Indemnification  Agreement, dated
                           March 1993, among the Company and Ethan Allen and
                           their Directors
                *10(e)     Registration  Rights  Agreement, dated March 1993, by
                           and   among   Ethan Allen,  General Electric  Capital
                           Corporation and Smith Barney Inc.
                *10(f) Form of Management Bonus Plan, dated October 30, 1991 *10(g) Ethan Allen Profit Sharing and 401(k) Retirement Plan
                *10(h)     General Electric Capital Corporation Credit Card
                           Agreement
                *10(i)     Employment  Agreement  dated October 28, 1997 between
                           Mr. Kathwari and Ethan Allen Interiors, Inc.

                Exhibit
                Number                         Exhibit
                ------                         -------
                *21        List of wholly-owned subsidiaries of the Company
                23         Consent of KPMG LLP
                27         Financial Data Schedule




-----------
* Incorporated by reference to the exhibits filed with the Registration Statement on Form S-1 of the Company and Ethan Allen Inc. filed with the Securities and Exchange Commission on March 16, 1993 (Commission File No. 33-57216) and the Registration Statement on Form S-3 of the Company filed with the Securities and Exchange Commission on May 21, 1997 (Commission
     File No. 333-37545) and the exhibits filed with the Annual Report on Form 10-K of the Company and Ethan Allen Inc. filed with the Securities and Exchange Commission on September 24, 1993 (Commission File No. 1-11806), the Current Report on Form 8-K of the Company and Ethan Allen Inc. filed with the Securities and Exchange Commission on July 3, 1996 (Commission File No. 1-11806), the Quarterly Report on Form 10-Q of the Company and Ethan Allen Inc. filed with the Securities and Exchange Commission on February 13, 1997 (Commission File No. 1-11806) and the Quarterly Report on Form 10-Q of the Company and Ethan Allen Inc. filed with the Securities and Exchange Commission on November 14, 1997 (Commission File No. 1-11806) and the Registration Statement on Form S-3 of the Company, Ethan Allen, Ethan Allen Manufacturing Corporation, Ethan Allen Finance Corporation and Andover Wood Products Inc. filed with the Securities and Exchange
     Commission on October 23, 1994 (Commission File No. 33-85578-01) and all supplements thereto.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        As of and for the Fiscal Years Ended June 30, 1999, 1998 and 1997
                             (Dollars in thousands)




                                             Balance at      Additions                   Balance at
                                             Beginning      Charged to                     End of
                                             of Period        Income       Adjustments     Period
                                             ---------        ------       -----------     ------
Notes and Accounts Receivable:
  Allowance for doubtful accounts:

    June 30, 1999                            $ 2,248          $  622        $   (239)      $ 2,631
    June 30, 1998                            $ 2,122          $  312        $   (186)      $ 2,248
    June 30, 1997                            $ 2,975          $  328        $ (1,181)      $ 2,122

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ETHAN ALLEN INTERIORS INC.
                                  (Registrant)


                                   By /s/ M. Farooq Kathwari
                                     -----------------------------------------
                                     Chairman, Chief Executive Officer
                                        and Director


                                  ETHAN ALLEN INC.
                                  (Registrant)


                                  By /s/ M. Farooq Kathwari
                                    -----------------------------------------
                                    Chairman, Chief Executive Officer
                                      and Director

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




   /s/ M. Farooq Kathwari               Chairman, Chief Executive
-----------------------------           Officer and Director
      (M. Farooq Kathwari)



      /s/ Clinton A. Clark              Director
-----------------------------
       (Clinton A. Clark)



     /s/ Kristin Gamble                 Director
-----------------------------
        (Kristin Gamble)



    /s/ Horace McDonell                 Director
-----------------------------
       (Horace McDonell)



    /s/ Edward H. Meyer                 Director
-----------------------------
       (Edward H. Meyer)



   /s/ William W. Sprague               Director
-----------------------------
      (William W. Sprague)



    /s/ Gerardo Burdo                   Vice President & Treasurer
-----------------------------
       (Gerardo Burdo)



    /s/ Michele Bateson                 Corporate Controller
-----------------------------
          (Michele Bateson)