Form 10-Q
period 1999-09-30
ETHAN ALLEN INTERIORS INC
filed 1999-11-12
CIK 896156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1999
                              --------------------------------------------------
                                       or

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
                      Ethan Allen Manufacturing Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              06-1275288
-------------------------------                         ------------------------
(State or other jurisdiction of                         (I.R.S. Employer ID No.)
 incorporation or organization)


                  Ethan Allen Drive, Danbury, Connecticut 06811
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (203) 743-8000
                                 ---------------
              (Registrant's telephone number, including area code)

                                       N/A
                                      -----
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                        40,791,733 at September 30, 1999

                           ETHAN ALLEN INTERIORS INC.
                                 AND SUBSIDIARY
                                      INDEX

                                                                           PAGE
                                                                           ----
PART I.   Financial Information:

     Item 1.   Consolidated  Financial Statements as of
                 September 30,  1999 (unaudited) and
                 June 30, 1999 and for the three
                 months ended September 30, 1999 and
                 1998 (unaudited)

                Consolidated Balance Sheets                                  2

                Consolidated Statements of Operations                        3

                Consolidated Statements of Cash Flows                        4

                Consolidated Statements of Shareholders'
                  Equity                                                     5

                Notes to Consolidated Financial
                  Statements                                                 6

     Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                             11

     Item 3     Quantitative and Qualitative Disclosures
                  about Market Risk                                         15


PART II.  Other Information:                                                16

     Item 1.    Legal Proceedings                                           16

     Item 2.    Changes in Securities and Use of Proceeds                   16

     Item 3.    Defaults Upon Senior Securities                             16

     Item 4.    Submission of Matters to a Vote of
                  Security Holders                                          16

     Item 5.    Other Information                                           16

     Item 6.    Exhibits and Reports on Form 8-K


SIGNATURES                                                                  17

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                  September 30,
                                                                        1999                 June 30,
                                                                    (unaudited)                1999
                                                                  -------------              --------
ASSETS
Current assets:
  Cash and cash equivalents                                           $  13,399            $   8,968
  Accounts receivable, less allowances of $2,433
    and $2,460 at September 30, 1999 and June 30, 1999                   34,293               34,302
  Notes receivable, current portion, less
    allowances of $83 and $79 at September 30, 1999
    and June 30, 1999, respectively                                         608                  640
  Inventories                                                           150,988              144,045
  Prepaid expenses and other current assets                              20,236               14,088
  Deferred income taxes                                                   8,978                7,783
                                                                      ---------              -------

        Total current assets                                            228,502              209,826
                                                                      ----------             -------

Property, plant and equipment, net                                      228,845              214,492
Intangibles, net of amortization of $17,190 and
  $16,757 at September 30, 1999 and June 30, 1999,
  respectively                                                           54,162               51,598
Other assets                                                              4,746                4,706
                                                                      ----------           ---------

     Total assets                                                     $ 516,255            $ 480,622
                                                                      =========            ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and
   capital lease obligations                                          $   2,518             $    757
  Accounts payable                                                       71,295               58,066
  Income taxes payable                                                   13,260                1,312
  Accrued expenses                                                        8,421                9,174
  Accrued compensation and benefits                                      16,746               16,937
                                                                      ----------            ---------

       Total current liabilities                                        112,240               86,246
                                                                      ----------            ---------

Long-term debt and capital lease obligations,
  less current maturities                                                 9,730                9,919
Other long-term liabilities                                               1,402                1,370
Deferred income taxes                                                    28,137               32,552
                                                                      ----------            ---------
     Total liabilities                                                  151,509              130,087
                                                                      ----------            ---------

Commitments and Contingencies                                                -                    -

Shareholders' equity:
Class A common stock, par value $.01, 150,000,000
  shares authorized,  44,700,774 and 44,666,791
  shares issued at September 30, 1999 and
  June 30, 1999, respectively                                               447                  447
Additional paid-in capital                                              268,846              267,286
                                                                      ---------            ---------
                                                                        269,293              267,733
Less: Treasury stock (at cost), 3,909,041 shares
  at September 30, 1999 and 3,745,928 shares at
  June 30, 1999, respectively                                           (83,341)             (78,887)
                                                                        -------              -------
                                                                        185,952              188,846
Retained earnings                                                       178,794              161,689
                                                                      ---------            ---------
    Total shareholders' equity                                          364,746              350,535
                                                                      ---------            ---------

    Total liabilities and shareholders' equity                        $ 516,255            $ 480,622
                                                                      =========            =========

          See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                           Three Months
                                                        Ended September 30,
                                                     1999                1998
                                                  ---------           ---------

Net sales                                         $ 189,592           $ 166,226

Cost of sales                                       101,071              89,222
                                                  ---------           ----------

       Gross profit                                  88,521              77,004

Operating expenses:

     Selling                                         32,352              27,824

     General and administrative                      25,835              22,592
                                                  ---------            ---------

       Operating income                              30,334              26,588

Interest and other miscellaneous income, net            525                 470

Interest and other related financing costs              349                 354
                                                  ---------            ---------

       Income before income taxes                    30,510              26,704

Income tax expense                                   11,777              10,495
                                                  ---------            --------

       Net income                                 $  18,733            $ 16,209
                                                  =========            ========


Per share data:
---------------

Basic earnings per common share:

     Net income per basic share                   $   0.46             $   0.39
                                                  ========             ========

     Basic weighted average common shares
       outstanding                                  40,856               42,011

Diluted earnings per common share:

     Net income per diluted share                 $   0.45             $   0.38
                                                  ========             ========

     Diluted weighted average common shares
       outstanding                                  41,915               42,995




          See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                                            Three Months
                                                                         Ended September 30,
                                                                      1999                 1998
                                                                    --------             --------
Operating activities:
     Net income                                                     $ 18,733             $ 16,209
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                                 4,137                3,897
         Compensation expense related to restricted
            stock award                                                  267                  126
         Provision for deferred income taxes                          (5,610)                  65
         Other non-cash charges                                           83                    8
         Change in assets and liabilities:
              Accounts receivable                                       (519)                (259)
              Inventories                                             (3,177)              (9,902)
              Prepaid and other current assets                        (6,098)              (3,719)
              Accounts payable                                        10,869                6,076
              Income taxes payable                                    13,005                5,952
              Accrued expenses                                          (936)                (755)
              Other                                                       41                 (459)
                                                                    --------             --------

Net cash provided by operating activities                             30,795               17,239
                                                                    --------             --------

Investing activities:
     Proceeds from the disposal of property, plant
       and equipment                                                      34                   -
     Capital expenditures                                            (11,885)             (10,625)
     Acquisition of businesses                                        (9,886)              (3,583)
     Payments received on long-term notes receivable                     164                  142
                                                                    --------             --------

Net cash used in investing activities                                (21,573)             (14,066)
                                                                    --------             --------

Financing activities:
     Payments on revolving credit facilities                         (15,500)                  -
     Borrowings on revolving credit facilities                        17,500               23,000
     Other payments on long-term debt, including
       capital leases                                                   (429)                (290)
     Increase in deferred financing costs                               (507)                  -
     Issuance of common stock                                            236                  120
     Payment of dividends                                             (1,637)              (1,138)
     Payments to acquire treasury stock                               (4,454)             (32,217)
                                                                    --------             --------

Net cash used in financing activities                                 (4,791)             (10,525)
                                                                    --------             --------

Net increase (decrease) in cash and cash
  equivalents                                                          4,431               (7,352)

Cash and cash equivalents at
  beginning of period                                                  8,968               19,380
                                                                    --------             --------

Cash and cash equivalents at
  end of period                                                     $ 13,399             $ 12,028
                                                                    ========             ========

          See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                      Three Months Ended September 30, 1999
                                   (Unaudited)
                             (Dollars in thousands)



                                                                   Additional
                                                      Common         Paid-in            Treasury        Retained
                                                      Stock          Capital             Stock          Earnings          Total
                                                     -------       -----------         --------         --------        ---------

Balance at June 30, 1999                             $   447         $267,286          $(78,887)        $161,689        $350,535

  Issuance of common stock                                -               503                -                -              503

  Purchase of 163,113 shares
    of treasury stock                                     -                -             (4,454)              -           (4,454)

  Tax benefit associated with the
    exercise of employee options
    and warrants                                          -             1,057                -                -            1,057

  Dividends on common stock                               -                -                 -            (1,628)         (1,628)

  Net income                                              -                -                 -            18,733          18,733
                                                     --------        --------          --------         --------        --------

Balance at September 30, 1999                        $   447         $268,846          $(83,341)        $178,794        $364,746
                                                     =======         ========          ========         ========        ========






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

     In the opinion of the Company, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been included in the financial statements. The results of operations for the three months ended September 30, 1999, are not necessarily indicative of results for the fiscal year. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.


(3)  Inventories

     Inventories at September 30, 1999 and June 30, 1999 are summarized as follows (dollars in thousands):

                                     September 30,              June 30,
                                         1999                     1999
                                     ------------               --------

         Retail merchandise            $ 53,968                  $ 49,742
         Finished products               42,927                    42,562
         Work in process                 17,434                    16,143
         Raw materials                   36,659                    35,598
                                       --------                  --------
                                       $150,988                  $144,045
                                       ========                  ========


(4)  Borrowings

     On August 25, 1999, the Company entered into a new $125.0 million unsecured revolving credit facility (the "Credit Agreement") with Chase Manhattan Bank as agent. Proceeds from the Credit Agreement may be used for working capital purposes or general corporate purposes.

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

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


(4)  Borrowings (continued)

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


(5)  Contingencies

     The Company has been named as a potentially responsible party ("PRP") for the cleanup of three sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). With respect to all of these sites, the Company believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the site. The Company believes its share of waste contributed to these sites is minimal in relation to the total; however, liability under CERCLA may be joint and several. The Company has concluded its involvement with one site and settled as a de-minimis party. For two of the sites, the remedial investigation is ongoing. A volume-based allocation of responsibility among the parties has been prepared. Numerous other parties have been identified as PRP's at these sites. The Company is also a settling defendant for remedial design and construction activities at one of the sites. The Company has reserves of approximately $500,000 applicable to these sites, which the Company believes is sufficient to cover any resulting liability.


(6)  Shareholders' Equity

     Since July 1, 1999, 33,983 shares of common stock of the Company have been issued to employees upon exercise of non-qualified stock options and warrants under the Company's stock option plan. The increase in additional paid-in capital from June 30, 1999 to September 30, 1999 represents i) the difference between the exercise price for the stock options or warrants and the par value of the common stock issued to option holders of $0.2 million,
     ii) the income tax benefit of $1.1 million realized on the exercise of these stock options and warrants and iii) $0.3 million recorded for restricted stock during the period.

     The Company has been authorized by its Board of Directors to repurchase its common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. The Company's common stock repurchases are recorded as treasury stock and result in a reduction of stockholder's equity. As of September 30, 1999, the Company had repurchased 3,909,041 shares of its common stock for $83.3 million.

     On April 28, 1999, the Board of Directors authorized a three-for-two stock split to shareholders on record as of May 7, 1999, whereby additional common shares arising from the stock split were distributed on May 21, 1999. All references in this Form 10-Q referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the three-for-two stock split.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


(7)  Earnings Per Share

     Basic and diluted earnings per share are calculated based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", using the following share data (amounts in thousands):

                                                       Three Months Ended
                                                          September 30,
                                                     1999             1998
                                                    -------          -------

              Weighted average common
                shares outstanding for
                basic calculation                    40,856           42,011

              Add: Effect of stock options
                and warrants                          1,059              984
                                                     ------           ------

              Weighted average common
                shares outstanding for
                diluted calculation                  41,915           42,995
                                                     ======           ======


(8)  Segment Information

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which changes the financial disclosure requirements for operating segments. Segment information presented for 1998 has been restated to reflect the requirements of the new pronouncement. The Company's reportable segments are strategic business areas that are managed separately and offer different products and services. The Company's operations are classified into two main businesses: wholesale and retail home furnishings. The wholesale home furnishings business is principally involved in the manufacture, sale and distribution of home furnishing products to a network of independently-owned and Ethan Allen-owned stores. The wholesale business consists of three operating segments; case goods, upholstery, and home accessories. Wholesale profitability includes the wholesale gross margin which is earned on wholesale sales to all retail stores, including Ethan Allen-owned stores. The retail home furnishings business sells home furnishing products through a network of Ethan Allen-owned stores. Retail profitability includes the retail gross margin which is earned based on purchases from the wholesale business.

     The operating segments follow the same accounting policies. The Company evaluates performance of the respective segments based upon revenues and operating income. Inter-segment eliminations primarily comprise the wholesale sales and profit on the transfer of inventory between segments. Inter-segment eliminations also include items not allocated to reportable segments.

     The following table presents segment information for the three months ended September 30, 1999 and 1998 (dollars in thousands):

                                                    1999              1998
                                                  --------         --------
         Net Sales:
         ----------
         Case Goods                               $ 86,238         $ 79,686
         Upholstery                                 42,340           37,447
         Home Accessories                           20,368           18,594
         Other  (1)                                  3,356            3,814
                                                   -------         --------
              Wholesale Net Sales                  152,302          139,541
         Retail                                     79,070           61,805
         Other  (2)                                  1,705            1,775
         Elimination of inter-segment sales        (43,485)         (36,895)
                                                  --------         --------
           Consolidated Total                     $189,592         $166,226
                                                  ========         ========

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


(8)   Segment Information (continued)

                                                     1999           1998
                                                   --------       --------
         Operating Income:
         -----------------
         Case Goods                                $ 30,537       $ 28,267
         Upholstery                                  12,887         11,326
         Home accessories                             6,366          6,228
         Unallocated corporate expenses (3)         (21,515)       (20,215)
                                                   --------       --------
              Wholesale Operating Income             28,275         25,606
         Retail                                       2,803          2,022
         Other (2)                                      352            531
         Eliminations                                (1,096)        (1,571)
                                                   --------       --------
            Consolidated Total                     $ 30,334       $ 26,588
                                                   ========       ========

         Total Assets:
         -------------
         Case Goods                                $113,142       $ 96,866
         Upholstery                                  32,637         28,425
         Home accessories                             6,769          7,642
         Corporate (4)                              276,026        246,113
                                                   --------       --------
              Wholesale Total Assets                428,574        379,046
         Retail                                     105,315         86,407
         Other (2)                                    6,372          4,918
         Inventory Profit Elimination (5)           (24,006)       (19,739)
                                                   --------       --------
            Consolidated Total                     $516,255       $450,632
                                                   ========       ========

         Capital Expenditures:
         ---------------------
         Case Goods                                $  4,295       $  4,167
         Upholstery                                     827            740
         Home accessories                                53            104
         Other (6)                                    5,097          4,964
                                                   --------       --------
              Wholesale Capital Expenditures         10,272          9,975
         Retail                                         967            643
         Other (2)                                      646              7
                                                   --------       --------
            Consolidated Total                     $ 11,885       $ 10,625
                                                   ========       ========


     (1) The Other category included in the wholesale business consists of the operating activity for indoor/outdoor furniture and the corporate holding company.

     (2) The Other category includes miscellaneous operating activities and related assets.

     (3)  Unallocated   corporate   expenses   primarily  consist  of  corporate
          advertising costs, unreimbursed training costs, system development costs, and other corporate administrative charges.

     (4) Corporate assets primarily include receivables from third party retailers, finished goods inventory, property, plant and equipment, intangible assets, deferred tax assets, and the Company's distribution operations.

     (5) Inventory profit elimination reflects the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when shipments are made to the retail customer.

     (6) The Other category includes unallocated capital expenditures made by the corporate holding company.

          There are 30 independent dealers located outside the United States. Approximately 3% of the Company's total revenue is derived from sales to these dealers.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


(9)  Wholly-Owned Subsidiary

     The Company owns all of the outstanding stock of Ethan Allen, has no material assets other than its ownership of Ethan Allen stock, and conducts all significant operating transactions through Ethan Allen. The Company has guaranteed Ethan Allen's obligations under its Credit Agreement.

     The condensed balance sheets of Ethan Allen as of September 30, 1999 and June 30, 1999 are as follows (dollars in thousands):


                                       September 30,     June 30,
                                           1999            1999
                                       -------------     --------
         Assets
         ------

         Current assets                 $ 228,382       $ 209,768
         Non-current assets               380,110         357,237
                                        ---------       ---------
              Total assets              $ 608,492       $ 567,005
                                        =========       =========

         Liabilities
         -----------

         Current liabilities            $ 110,464       $  84,500
         Non-current liabilities           39,269          43,841
                                        ---------       ---------
              Total liabilities         $ 149,733       $ 128,341
                                        =========       =========


     A summary of Ethan Allen's operating activity for the three months ended September 30, 1999 and 1998, are as follows (dollars in thousands):

                                                Three Months
                                             Ended September 30,
                                            1999            1998
                                         --------        ---------

         Net sales                       $189,592        $166,226
         Gross profit                      88,521          77,004
         Operating income                  30,372          26,623
         Interest expense                     192             296
         Amortization of deferred
           financing costs                    157              58
         Income before income
           tax expense                     30,548          26,739
         Net income                      $ 18,771        $ 16,244

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The discussions set forth in this form 10-Q should be read in conjunction with the financial information included herein and the Company's Annual Report on Form 10-K for the year ended June 30, 1999. Management's discussion and analysis of financial condition and results of operations and other sections of this report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risk and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, conditions in the various real estate markets where the Company does business, developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

Results of Operations:

         Ethan Allen's revenues are comprised of wholesale sales to dealer-owned and company-owned retail stores and retail sales of company-owned stores. The Company's wholesale sales are mainly derived from its three reportable operating segments; case goods, upholstery, and home accessories. The Company's retail sales are derived from sales from company-owned retail stores. See Note 8 to the Company's Consolidated Financial Statements for the Three Months Ended September 30, 1999. The components of consolidated revenues and operating income are as follows (dollars in millions):

                                                Three Months Ended September 30,
                                                    1999             1998
                                                   -------          ------

         Revenue:
         Wholesale Revenue:
            Case goods                             $ 86.2           $ 79.7
            Upholstery                               42.3             37.4
            Home Accessories                         20.4             18.6
            Other                                     3.4              3.8
                                                    -----            -----
         Total Wholesale Revenue                    152.3            139.5
         Total Retail Revenue                        79.1             61.8
         Other                                        1.7              1.8
         Elimination of inter-segment sales         (43.5)           (36.9)
                                                    -----            -----
           Consolidated Revenue                    $189.6           $166.2
                                                   ======           ======

         Operating Income:
         Wholesale Operating Income:
            Case goods                             $ 30.5           $ 28.3
            Upholstery                               12.9             11.3
            Home Accessories                          6.4              6.2
            Unallocated Corporate Expenses          (21.5)           (20.2)
                                                    -----           ------
         Total Wholesale Operating Income            28.3             25.6
         Total Retail Operating Income                2.8              2.0
         Other                                        0.3              0.5
         Eliminations                                (1.1)            (1.5)
                                                   ------           ------
           Consolidated Operating Income           $ 30.3           $ 26.6
                                                   ======           ======

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

         Consolidated revenue for the three months ended September 30, 1999 increased by $23.4 million or 14.1% to $189.6 million from $166.2 million for the three months ended September 30, 1998. Overall sales growth resulted from new product offerings, new and relocated stores and growth in the retail segment.

         Total wholesale revenue for the first quarter of fiscal year 2000 increased by $12.8 million or 9.2% to $152.3 million from $139.5 million in the first quarter of fiscal year 1999. Case goods revenue increased $6.5 million or 8.2% to $86.2 million for the three months ended September 30, 1999 as compared to $79.7 million in the corresponding period in the prior year mainly due to new product offerings and the benefit of a selected price increase effective December 1, 1998.

         Upholstery revenue increased $4.9 million or 13.1% to $42.3 million in the first quarter of fiscal year 2000 as compared to $37.4 million in the first quarter of fiscal year 1999. The increase in revenue of $4.9 million was primarily attributable to a focused marketing effort and new fabric introductions.

         Home accessories revenue increased $1.8 million or 9.7% to $20.4 million in the first quarter of fiscal year 2000 as compared to $18.6 million in the first quarter of fiscal year 1999. This increase resulted from enhanced merchandising strategies and an improved in-stock inventory position which reduced customer lead time.

         Total retail revenue from Ethan Allen-owned stores for the three months ended September 30, 1999 increased by $17.3 million or 28.0% to $79.1 million from $61.8 million for the three months ended September 30, 1998. The increase in retail sales by Ethan Allen-owned stores is attributable to a 10.8% or $6.1 million increase in comparable store sales, and an increase in sales generated by newly opened or acquired stores of $14.5 million, partially offset by closed stores, which generated $3.3 million less sales in fiscal year 2000 as compared to fiscal year 1999. The number of Ethan Allen-owned stores increased to 77 as of September 30, 1999 as compared to 71 as of September 30, 1998.

         Comparable stores are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened stores. Stores acquired from dealers by Ethan Allen are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.

         Gross profit increased by $11.5 million or 15.0% to $88.5 million for the first three months of fiscal year 2000 from $77.0 million for the first three months of fiscal year 1999. This increase is attributable to higher sales volume, combined with an increase in gross margin from 46.3% in the first quarter of fiscal year 1999 to 46.7% in the first quarter of fiscal year 2000. Gross margins have been favorably impacted by higher sales volumes, improvements in manufacturing technology and production efficiencies, a selected case good price increase effective December 1, 1998, and a higher percentage of retail sales to total sales.

         Operating expenses increased $7.8 million or 15.4% to $58.2 million or 30.7% of net sales in the current quarter as compared to $50.4 million or 30.3% of net sales for the first quarter of fiscal year 1999. This increase is mainly attributable to the expansion of the retail segment resulting in the addition of 10 new Ethan Allen-owned stores since September 30, 1998.

         Consolidated operating income for the three months ended September 30, 1999 was $30.3 million or 16.0% of net sales compared to $26.6 million or 16.0% of net sales for the three months ended September 30, 1998. This represents an increase of $3.7 million or 13.9%. This increase is primarily attributable to higher sales volume, partially offset by a lower wholesale and retail gross margin and higher operating expenses resulting from the growth in the retail segment.

         Total wholesale operating income for the first quarter of fiscal year 2000 was $28.3 million or 18.6% of net sales compared to $25.6 million or 18.4% of net sales in the first quarter of fiscal year 1999. Wholesale operating income increased $2.7 million or 10.5%. Case goods operating income increased $2.2 million or 7.8% to $30.5 million for the first three months of fiscal year 2000 over the corresponding prior year period mainly due to higher sales volume and a selected price increase effective December 1, 1998.

         Upholstery operating income increased $1.6 million or 14.2% to $12.9 million in the first quarter of fiscal year 2000 as compared to $11.3 million in the first quarter of fiscal year 1999. The increase resulted from higher sales volume and lower operating expenses, partially offset by a reduction in gross margin to 32.8% for the three months ended September 30, 1999 as compared to 33.0% for the three months ended September 30, 1998.

         Home accessories operating income increased slightly by $0.2 million to $6.4 million for the first three months of fiscal year 2000 from $6.2 million in the first three months of fiscal year 1999. This increase resulted from higher sales volume, offset by a reduction in gross margin to 32.2% from 34.5% for the three months ended September 30, 1999.

         Operating income from the retail segment increased by $0.8 million this quarter to $2.8 million or 3.5% of net sales from $2.0 million or 3.3% of net sales in the prior year quarter. The increase in retail operating income by Ethan Allen-owned stores is primarily attributable to increased sales volume, slightly offset by a reduction in gross margin from 43.8% in the first quarter of fiscal year 1999 to 43.6% in fiscal year 2000 and a higher composition of expenses related to the start-up of 5 retail stores and the acquisition of 7 additional stores from independent retailers since September 30, 1998.

         Interest expense, including the amortization of deferred financing costs, for the three months ended September 30, 1999 decreased $0.1 million to $0.3 million from $0.4 million for the three months ended September 30, 1998.

         Income tax expense of $11.8 million was recorded in the first quarter as compared to $10.5 million in the prior year first quarter. The Company's effective tax rate was 38.6% as of September 30, 1999 compared to 39.3% in the corresponding prior year period. The decline in the effective income tax rate resulted from planning strategies initiated by the Company during fiscal year 1999.

         For the three months ended September 30, 1999, the Company recorded net income of $18.7 million, an increase of 15.6%, compared to $16.2 million for the three months ended September 30, 1998.


Financial Condition and Liquidity
---------------------------------

         Principal sources of liquidity are cash flow from operations and additional borrowing capacity under the revolving credit facility. Through September 30, 1999, the Company used cash provided by operating activities of $30.8 million, borrowings of $2.0 million from its revolving credit facility and an increase in cash balances of $4.4 million to fund acquisitions of treasury stock of $4.5 million, capital expenditures of $11.9 million, store acquisitions of $9.9 million, dividend payments of $1.6 million, and payments of $0.4 million on long-term debt and capital leases.

         During the three months ended September 30, 1999, capital spending totaled $11.9 million as compared to $10.6 million in the three months ended September 30, 1998. Capital expenditures for fiscal year 2000 are expected to be approximately $50.0 million. The Company anticipates that cash from operations will be sufficient to fund this level of capital expenditures. The current level of anticipated capital spending, which is attributable primarily to manufacturing efficiency improvements and new store openings, is expected to continue for the foreseeable future.

         Total debt outstanding at September 30, 1999 was $12.2 million. There were $2.0 million of revolving loans outstanding under the Credit Agreement and $16.2 million of trade and standby letters of credit outstanding as of September 30, 1999.

         As of September 30, 1999, aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $0.1 million, $0.1 million, $0.1 million, $0.1 million and $4.7 million, respectively. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements. At September 30, 1999, the Company had working capital of $116.3 million and a current ratio of 2.04 to 1.

         The Company may from time to time, either directly or through agents, repurchase its common stock in the open market through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. Depending on market prices and other conditions relevant to the Company, such purchases may be discontinued at any time. During the three months ended September 30, 1999, the Company purchased 123,000 shares of its stock on the open market at an average price of $26.97 per share.


Year 2000
---------

         The Company expects to implement the systems and programming changes necessary to address Year 2000 issues and does not believe the cost of such actions will have a material effect on the Company's results of operations or financial condition. However, there is no guarantee that the Company, its suppliers or other third parties will be able to make all of the modifications necessary to address Year 2000 issues on a timely basis. This could have a material adverse effect on the Company's business, financial condition and results of operations. The Company views all of its retail, wholesale and manufacturing applications as mission critical. The Company recently converted its retail, wholesale and a portion of its manufacturing applications onto an AS400 enterprise system, utilizing integrated software. The software is substantially compliant, with all date fields expanded to meet year 2000 compliance requirements. The Company formed a redundant environment and has rolled the date forward to the year 2000 and has completed testing all of its business transactions. All programs tested are compliant.

         Concurrently with the aforementioned project, the Company has been remediating its pre-existing manufacturing systems. This process is complete in the Company's wood and upholstery manufacturing facilities. Substantial progress has been made in the Company's home accessory manufacturing systems and the Company is in the final testing phase of the home accessory systems.

         Investments have been made in the Company's peripheral hardware. These investments were necessitated by the retail and wholesale systems conversion. The Company compiled a comprehensive database of hardware and associated software that is currently in service. All non compliant hardware has been replaced. To date, the Company has expended less than $1.0 million in capital expenditures related to Year 2000 remediation.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
         ---------------------------------------------------------

         The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short term debt, if required, is used to meet working capital requirements and long term debt is generally used to finance long term investments. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. At September 30, 1999, the Company had $2.5 million of short term debt outstanding and $9.7 million of total long term debt outstanding.

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

                           PART II.  OTHER INFORMATION


Item 1. - Legal Proceedings

         There has been no change to matters discussed in Business-Legal Proceedings in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 22, 1999.


Item 2. - Changes in Securities

         There has been no change to matters discussed in Description and Ownership of Capital Stock in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 22, 1999.


Item 3. - Defaults Upon Senior Securities

         None.


Item 4. - Submission of Matters to a Vote of Security Holders

         None.


Item 5. - Other Information

         None.


Item 6. - Exhibits and Reports on Form 8-K

         27.   Edgar Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ETHAN ALLEN INTERIORS INC.
                                  (Registrant)




DATE:    11/10/99                        BY:    /s/ M. Farooq Kathwari
         --------                           ------------------------------------
                                            M. Farooq Kathwari
                                            Chairman of the Board
                                            President and Chief
                                            Executive Officer
                                            (Principal Executive Officer
                                            and Acting Principal Financial
                                            Officer)




DATE:    11/10/99                        BY:   /s/ Michele Bateson
         --------                           ------------------------------------
                                            Michele Bateson
                                            Corporate Controller
                                            (Principal Accounting Officer)