Form 10-Q
period 1999-12-31
ETHAN ALLEN INTERIORS INC
filed 2000-02-14
CIK 896156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 31, 1999
                               ------------------------------------------------
                                                    or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------   ------------------------------

Commission File Number:                        1-11692
                       --------------------------------------------------------


Ethan Allen Interiors Inc.; Ethan Allen Inc.; Ethan Allen Marketing Corporation;
                      Ethan Allen Manufacturing Corporation
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         06-1275288
 ------------------------------------------------------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer ID No.)
  incorporation or organization)

                  Ethan Allen Drive, Danbury, Connecticut 06811
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (203) 743-8000
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
 ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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


                         40,873,788 at December 31, 1999

                           ETHAN ALLEN INTERIORS INC.
                                 AND SUBSIDIARY
                                      INDEX

                                                                           PAGE

Part I.           Financial Information:

     Item 1.        Consolidated Financial  Statements as of
                      December 31, 1999  (unaudited)  and
                      June 30, 1999 and for the three and
                      six months ended  December 31, 1999
                      and 1998 (unaudited)

                      Consolidated Balance Sheets                            2

                      Consolidated Statements of Operations                  3

                      Consolidated Statements of Cash Flows                  4

                      Consolidated Statements of Shareholders'
                        Equity                                               5

                      Notes to Consolidated Financial
                        Statements                                           6

     Item 2.        Management's  Discussion and Analysis of
                         Financial  Condition and Results of
                         Operations                                         11

     Item 3.        Quantitative and Qualitative Disclosures
                         about Market Risk                                  16

Part II.            Other Information:                                      17

     Item 1.        Legal Proceedings

     Item 2.        Changes  in   Securities   and   Use  of
                         Proceeds

     Item 3.        Defaults Upon Senior Securities

     Item 4.        Submission  of  Matters  to  a  Vote  of
                         Security Holders

     Item 5.        Other Information

     Item 6.        Exhibits and Reports on Form 8-K

Signatures                                                                  18

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                      December 31,
                                                         1999         June 30,
                                                      (unaudited)       1999
                                                      -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                           $  14,499      $   8,968
  Accounts receivable, less allowances of $2,564
    and $2,460 at December 31, 1999 and
    June 30, 1999, respectively                          30,939         34,302
  Notes receivable, current portion, less
    allowances of $78 and $79 at December 31, 1999
    and June 30, 1999, respectively                         587            640
  Inventories                                           152,584        144,045
  Prepaid expenses and other current assets              17,614         14,088
  Deferred income taxes                                   9,512          7,783
                                                      ---------      ---------
        Total current assets                            225,735        209,826

Property, plant and equipment, net                      235,552        214,492
Intangibles, net of amortization of $17,636 and
  $16,757 at December 31, 1999 and June 30, 1999,
  respectively                                           53,717         51,598
Other assets                                              4,242          4,706
                                                      ---------      ---------
     Total assets                                     $ 519,246      $ 480,622
                                                      =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and
   capital lease obligations                          $   7,907      $     757
  Accounts payable                                       55,557         59,378
  Accrued expenses                                        8,792          9,174
  Accrued compensation and benefits                      19,502         16,937
                                                      ---------      ---------
       Total current liabilities                         91,758         86,246

Long-term debt and capital lease obligations,
  less current maturities                                 9,699          9,919
Other long-term liabilities                               1,004          1,370
Deferred income taxes                                    33,312         32,552
                                                      ---------      ---------
     Total liabilities                                  135,773        130,087
                                                      ---------      ---------
Commitments and Contingencies                                -              -

Shareholders' equity:
Class A common stock, par value $.01, 150,000,000
  shares authorized,  45,032,846
  and 44,666,791 shares issued at
  December 31, 1999 and June 30, 1999, respectively         450            447
Additional paid-in capital                              271,969        267,286
                                                      ---------      ---------
                                                        272,419        267,733
Less: Treasury stock (at cost), 4,159,058 shares
  at December 31, 1999 and 3,745,928 shares at
  June 30, 1999, respectively                           (90,930)       (78,887)
                                                      ---------      ---------
                                                        181,489        188,846
Retained earnings                                       201,984        161,689
                                                      ---------      ---------
    Total shareholders' equity                          383,473        350,535
                                                      ---------      ---------
    Total liabilities and shareholders' equity        $ 519,246      $ 480,622
                                                      =========      =========

See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                               Three Months                           Six Months
                                            Ended December 31,                    Ended December 31,
                                           1999             1998                 1999              1998
                                        ---------        ---------            ---------         ---------
Net sales                               $ 217,486        $ 193,674            $ 407,078         $ 359,900

Cost of sales                             113,587          103,918              214,658           193,140
                                        ---------        ---------            ---------         ---------
       Gross profit                       103,899           89,756              192,420           166,760

Operating expenses:

Selling                                    35,328           30,640               67,680            58,464

General and administrative                 28,498           24,287               54,333            46,879
                                        ---------        ---------            ---------         ---------
       Operating income                    40,073           34,829               70,407            61,417

Interest and other miscellaneous
  income, net                                 608              348                1,133               818

Interest and other related financing
  costs                                       237              651                  586             1,005
                                        ---------        ---------            ---------         ---------
       Income before income taxes          40,444           34,526               70,954            61,230

Income tax expense                         15,611           13,340               27,388            23,835
                                        ---------        ---------            ---------         ---------
       Net income                        $ 24,833         $ 21,186             $ 43,566          $ 37,395
                                        =========        =========            =========         =========

Per share data:
--------------
Basic earnings per common share:

     Net income per basic share          $   0.61         $   0.51              $  1.07           $  0.90
                                        =========        =========            =========         =========
     Basic weighted average common
       shares outstanding                  40,833           41,214               40,845            41,612

Diluted earnings per common share:

     Net income per diluted share        $   0.59         $   0.50              $  1.04           $  0.88
                                        =========        =========            =========         =========
     Diluted weighted average common
       shares outstanding                  41,899           42,092               41,907            42,543


See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                              Six Months
                                                           Ended December 31,
                                                         1999            1998
                                                      --------         --------
Operating activities:
     Net income                                       $ 43,566         $ 37,395
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                   8,376            7,903
         Compensation expense related to restricted
            stock award                                    617              505
         Provision for deferred income taxes              (969)            (903)
         Other non-cash charges                            141              344
         Change in assets and liabilities:
              Accounts receivable                        2,829            4,363
              Inventories                               (4,773)         (15,757)
              Prepaid and other current assets          (3,476)          (3,678)
              Accounts payable                          (4,046)           8,039
              Accrued expenses                           2,180            2,938
              Other                                       (371)            (871)
                                                      --------         --------
Net cash provided by operating activities               44,074           40,278
                                                      --------         --------
Investing activities:
     Proceeds from the disposal of property, plant
       and equipment                                        44                -
     Capital expenditures                              (22,241)         (21,091)
     Acquisition of businesses                          (9,886)          (5,468)
     Payments received on long-term notes receivable       495              486
                                                      --------         --------
Net cash used in investing activities                  (31,588)         (26,073)
                                                      --------         --------
Financing activities:
     Payments on revolving credit facilities           (27,500)         (30,000)
     Borrowings on revolving credit facilities          35,000           54,500
     Other payments on long-term debt, including
       capital leases                                     (571)            (690)
     Increase in deferred financing costs                 (507)               -
     Stock option exercises                              1,935              279
     Payment of dividends                               (3,269)          (2,241)
     Payments to acquire treasury stock                (12,043)         (44,492)
                                                      --------         --------
Net cash used in financing activities                   (6,955)         (22,644)
                                                      --------         --------
Net increase (decrease) in cash and cash
  equivalents                                            5,531           (8,439)

Cash and cash equivalents at beginning of period         8,968           19,380
                                                      --------         --------
Cash and cash equivalents at end of period            $ 14,499         $ 10,941
                                                      ========         ========

See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                       Six Months Ended December 31, 1999
                                   (Unaudited)
                             (Dollars in thousands)


                                                  Additional
                                      Common       Paid-in       Treasury      Retained
                                       Stock       Capital         Stock       Earnings       Total
                                    --------       --------      --------      --------      --------

Balance at June 30, 1999             $   447       $267,286      $(78,887)     $161,689      $350,535

  Issuance of common stock                 3          2,548            -             -          2,551

  Purchase of 413,130 shares
    of treasury stock                     -              -        (12,043)           -        (12,043)

  Tax benefit associated with the
    exercise of employee options
    and warrants                          -           2,135            -             -          2,135

  Dividends on common stock               -              -             -         (3,271)       (3,271)

  Net income                              -              -             -         43,566        43,566
                                    --------       --------      --------      --------      --------
Balance at December 31, 1999         $   450       $271,969      $(90,930)     $201,984      $383,473
                                    ========       ========      ========      ========      ========

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

         Certain reclassifications have been made to prior year financial information in order to conform to the current year's presentation. These changes were made for disclosure purposes only and did not have an impact on previously reported results of operations or stockholders' equity.

         In the opinion of the Company, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been included in the financial statements. The results of operations for the three and six months ended December 31, 1999, are not necessarily indicative of results for the fiscal year. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.


(3)      Inventories

         Inventories at December 31, 1999 and June 30, 1999 are summarized as follows (dollars in thousands):

                                   December 31,               June 30,
                                      1999                      1999
                                   --------                  --------
         Retail merchandise        $ 53,951                  $ 49,742
         Finished products           44,163                    42,562
         Work in process             17,870                    16,143
         Raw materials               36,600                    35,598
                                   --------                  --------
                                   $152,584                  $144,045
                                   ========                  ========

(4)      Contingencies

         The Company has been named as a potentially responsible party ("PRP") for the cleanup of three sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). With respect to all of these sites, the Company believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the site. The Company believes its share of waste contributed to these sites is minimal in relation to the total; however, liability under CERCLA may be joint and several. The Company has concluded its involvement with one site and settled as a de-minimis party. For two of the sites, the remedial investigation is ongoing. A volume-based allocation of responsibility among the parties has been prepared. Numerous other parties have been identified as PRP's at these sites. The Company is also a settling defendant for remedial design and construction activities at one of the sites. Approximately two thirds of the remedial work has been performed at this site and the remainder will be completed over the next twelve months.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(5)      Shareholders' Equity

         Since July 1, 1999, 367,255 shares of common stock of the Company have been issued to employees upon exercise of non-qualified stock options and warrants under the Company's stock option plan. The increase in additional paid-in capital from June 30, 1999 to December 31, 1999 represents i) the difference between the exercise price for the stock options or warrants and the par value of the common stock issued to option holders of $1.9 million, ii) $0.6 million recorded for restricted stock during the period and iii) the income tax benefit of $2.1 million realized on the exercise of these stock options and warrants.

         The Company has been authorized by its Board of Directors to repurchase its common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. The Company's common stock repurchases are recorded as treasury stock and result in a reduction of stockholder's equity. For the six months ended December 31, 1999, the Company repurchased 413,130 shares of its common stock for $12.0 million.

         During the quarter, the Company amended its 1992 Stock Option Plan to provide for an automatic annual grant of stock options to its independent directors. These options may be used to purchase 2,000 shares of Common Stock with an exercise price equal to the closing price of the Common Stock on the day of the Board meeting held in August of each year.


(6)      Earnings Per Share

         Basic and diluted earnings per share are calculated using the following share data (amounts in thousands):

                                        Three Months Ended     Six Months Ended
                                           December 31,           December 31,
                                          1999      1998       1999        1998
                                         ------    ------     ------     ------
          Weighted average common
            shares outstanding for
            basic calculation            40,833    41,214     40,845     41,612

          Add: Effect of stock options
            and warrants                  1,066       878      1,062        931
                                         ------    ------     ------     ------
          Weighted average common
            shares outstanding for
            diluted calculation          41,899    42,092     41,907     42,543
                                         ======    ======     ======     ======

(7)      Segment Information

         The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which changes the financial disclosure requirements for operating segments. Segment information presented for 1998 has been restated to reflect the requirements of the new pronouncement. The Company's reportable segments are strategic business areas that are managed separately and offer different products and services. The Company's operations are classified into two main businesses: wholesale and retail home furnishings. The wholesale home furnishings business is principally involved in the manufacture, sale and distribution of home furnishing products to a network of independently-owned and Ethan Allen-owned stores. The wholesale business consists of three operating segments; case goods, upholstery, and home accessories. Wholesale profitability includes the wholesale gross margin, which is earned on wholesale sales to all retail stores, including Ethan Allen-owned stores.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(7)      Segment Information   (continued)

         The retail home furnishings business sells home furnishing products through a network of Ethan Allen-owned stores. Retail profitability includes the retail gross margin, which is earned based on purchases from the wholesale business.

         The operating segments follow the same accounting policies. The Company evaluates performance of the respective segments based upon revenues and operating income. Inter-segment eliminations primarily comprise the wholesale sales and profit on the transfer of inventory between segments. Inter-segment eliminations also include items not allocated to reportable segments.

         The following table presents segment information for the three and six months ended December 31, 1999 and 1998 (dollars in thousands):

                                               Three Months Ended               Six Months Ended
                                                  December 31,                     December 31,
                                              1999          1998                1999          1998
                                           --------      --------            --------       --------
         Net Sales:
         Case Goods                        $ 93,405      $ 87,186            $179,643       $166,872
         Upholstery                          49,012        43,993              91,352         81,440
         Home Accessories                    24,979        25,289              45,347         43,883
         Other  (1)                           1,098         1,998               4,454          5,812
                                           --------      --------            --------       --------
           Wholesale Net Sales              168,494       158,466             320,796        298,007
         Retail                              98,882        75,639             177,952        137,444
         Other  (2)                           1,647         1,727               3,352          3,502
         Elimination of inter-segment
          sales                             (51,537)      (42,158)            (95,022)       (79,053)
                                           --------      --------            --------       --------
           Consolidated Total              $217,486      $193,674            $407,078       $359,900
                                           ========      ========            ========       ========
         Operating Income:
         Case Goods                        $ 32,128      $ 31,030            $ 62,665       $ 59,297
         Upholstery                          14,856        13,015              27,743         24,341
         Home accessories                     7,906         7,910              14,272         14,138
         Unallocated corporate
           expenses  (3)                    (22,091)      (21,322)            (43,606)       (41,537)
                                           --------      --------            --------       --------
            Wholesale Operating Income       32,799        30,633              61,074         56,239
         Retail                               6,814         4,634               9,617          6,656
         Other  (2)                             186           375                 538            906
         Eliminations                           274          (813)               (822)        (2,384)
                                           --------      --------            --------       --------
           Consolidated Total              $ 40,073      $ 34,829            $ 70,407       $ 61,417
                                           ========      ========            ========       ========
         Capital Expenditures:
         Case Goods                        $  2,348      $  4,457            $  6,643       $  8,624
         Upholstery                             754           597               1,581          1,337
         Home accessories                        49            27                 102            131
         Other  (6)                          11,425         4,634              16,522          9,598
                                           --------      --------            --------       --------
            Wholesale Capital
             Expenditures                    14,576         9,715              24,848         19,690
         Retail                               1,318           659               2,285          1,302
         Other  (2)                             473            92               1,119             99
                                           --------      --------            --------       --------
            Consolidated Total             $ 16,367      $ 10,466            $ 28,252       $ 21,091
                                           ========      ========            ========       ========

         Total Assets:
         Case Goods                        $113,901      $100,278
         Upholstery                          34,512        31,086
         Home accessories                     6,518         6,935
         Corporate  (4)                     273,890       245,815
                                           --------      --------
           Wholesale Total Assets           428,821       384,114
         Retail                             107,458        90,585
         Other  (2)                           6,579         4,972
         Inventory Profit
          Elimination  (5)                  (23,612)      (20,222)
                                           --------      --------
            Consolidated Total             $519,246      $459,449
                                           ========      ========

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(7)      Segment Information   (continued)

         (1) The Other category included in the wholesale business consists of the operating activity for indoor/outdoor furniture and the corporate office.

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

         There are over 30 independent retail stores located outside the United States. Approximately 3% of the Company's total revenue is derived from sales to these retail stores.


(8)      Wholly-Owned Subsidiary

         The Company owns all of the outstanding stock of Ethan Allen, has no material assets other than its ownership of Ethan Allen stock, and conducts all significant operating transactions through Ethan Allen. The Company has guaranteed Ethan Allen's obligations under its Credit Agreement.

         The condensed balance sheets of Ethan Allen as of December 31, 1999 and June 30, 1999 are as follows (dollars in thousands):


                                      December 31,       June 30,
                                         1999              1999
                                      ---------         ---------
         Assets
         Current assets               $ 225,462         $ 209,768
         Non-current assets             393,607           357,237
                                      ---------         ---------
              Total assets            $ 619,069         $ 567,005
                                      =========         =========
         Liabilities
         Current liabilities          $  89,999         $  84,500
         Non-current liabilities         44,015            43,841
                                      ---------         ---------
              Total liabilities       $ 134,014         $ 128,341
                                      =========         =========

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



(8)      Wholly-Owned Subsidiary (continued)

         A summary of Ethan Allen's operating activity for the three and six months ended December 31, 1999 and 1998, are as follows (dollars in thousands):

                                           Three Months                   Six Months
                                              Ended                         Ended
                                           December 31,                  December 31,
                                       1999           1998           1999           1998
                                     --------       --------      --------        --------
         Net sales                   $217,486       $193,674      $407,078        $359,900
         Gross profit                 103,899         89,756       192,420         166,760
         Operating income              40,110         34,865        70,482          61,488
         Interest expense                 202            594           394             890
         Amortization of deferred
           financing costs                 35             57           192             115
         Income before income
           tax expense                 40,481         34,562        71,029          61,301
         Net income                  $ 24,870       $ 21,222      $ 43,641        $ 37,466

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

Results of Operations:

         Ethan Allen's revenues are comprised of wholesale sales to dealer-owned and company-owned retail stores and retail sales of company-owned stores. The Company's wholesale sales are mainly derived from its three reportable operating segments; case goods, upholstery, and home accessories. The Company's retail sales are derived from sales from company-owned retail stores. See Note 7 to the Company's Consolidated Financial Statements for the three and six months ended December 31, 1999. The components of consolidated revenues and operating income are as follows (dollars in millions):

                                                 Three Months Ended                    Six Months Ended
                                                      December 31,                        December 31,
                                                1999              1998                1999           1998
                                                ----              ----                ----           ----
       Revenue:
       Wholesale Revenue:
          Case goods                           $ 93.4           $ 87.2              $179.6         $166.9
          Upholstery                             49.0             44.0                91.4           81.4
          Home Accessories                       25.0             25.3                45.3           43.9
          Other                                   1.1              2.0                 4.5            5.8
                                               ------           ------              ------         ------
       Total Wholesale Revenue                  168.5            158.5               320.8          298.0
       Total Retail Revenue                      98.9             75.6               178.0          137.4
       Other                                      1.6              1.7                 3.3            3.5
       Elimination of inter-segment sales       (51.5)           (42.1)              (95.0)         (79.0)
                                               ------           ------              ------         ------
         Consolidated Revenue                  $217.5           $193.7              $407.1         $359.9
                                               ======           ======              ======         ======

       Operating Income:
       Wholesale Operating Income:
          Case goods                           $ 32.1           $ 31.0              $ 62.7         $ 59.3
          Upholstery                             14.9             13.0                27.7           24.3
          Home Accessories                        7.9              7.9                14.3           14.1
          Unallocated Corporate Expenses        (22.1)           (21.3)              (43.6)         (41.5)
                                               ------           ------              ------         ------
       Total Wholesale Operating Income          32.8             30.6                61.1           56.2
       Total Retail Operating Income              6.8              4.6                 9.6            6.7
       Other                                      0.2              0.4                 0.5            0.9
       Eliminations                               0.3             (0.8)               (0.8)          (2.4)
                                               ------           ------              ------         ------
         Consolidated Operating Income         $ 40.1           $ 34.8              $ 70.4         $ 61.4
                                               ======           ======              ======         ======



Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

         Consolidated revenue for the three months ended December 31, 1999 increased by $23.8 million or 12.3% to $217.5 million from $193.7 million for the three months ended December 31, 1998. Overall sales growth resulted from new product offerings, new and relocated stores, and growth in the retail segment.

         Total wholesale revenue for the second quarter of fiscal year 2000 increased by $10.0 million or 6.3% to $168.5 million from $158.5 million in the second quarter of fiscal year 1999. Case goods revenue increased $6.2 million or 7.1% to $93.4 million for the three months ended December 31, 1999 as compared to $87.2 million in the corresponding prior year period mainly due to new product offerings and the benefit of a selected case good price increase effective December 1, 1998.

         Upholstery revenue increased $5.0 million or 11.4% to $49.0 million in the second quarter of fiscal year 2000 as compared to $44.0 million in the second quarter of fiscal year 1999. The increase in revenue of $5.0 million was primarily attributable to new fabric introductions, a focused marketing effort, and more attractive price points on new product offerings.

         Home accessories revenue decreased $0.3 million or 1.2% to $25.0 million in the second quarter of fiscal year 2000 as compared to $25.3 million in the second quarter of fiscal year 1999. The decrease is attributable to new product introductions beginning in the first quarter of fiscal year 1999 as compared to the second quarter of fiscal year 2000.

         Total retail revenue from Ethan Allen-owned stores for the three months ended December 31, 1999 increased by $23.3 million or 30.8% to $98.9 million from $75.6 million for the three months ended December 31, 1998. The increase in retail sales by Ethan Allen-owned stores is attributable to a 16.5% or $11.4 million increase in comparable store sales, and an increase in sales generated by newly opened or acquired stores of $14.9 million, partially offset by closed stores, which generated $3.0 million less sales in fiscal year 2000 as compared to fiscal year 1999. The number of Ethan Allen-owned stores increased to 78 as of December 31, 1999 as compared to 72 as of December 31, 1998. As a percentage of total net sales, retail sales represent 45.5% of total net sales in the second quarter of fiscal year 2000 as compared to 39.0% in the prior year second quarter.

         Comparable stores are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened stores. Stores acquired from dealers by Ethan Allen are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.

         Gross profit increased by $14.1 million or 15.8% to $103.9 million in the second quarter of fiscal year 2000 from $89.8 million in the prior year second quarter. The gross margin increased from 46.3% in the second quarter of fiscal year 1999 to 47.8% in the second quarter of fiscal year 2000. Gross margins have been favorably impacted by higher sales volumes, increased production and improved manufacturing efficiencies, a selected case good price increase effective December 1, 1998, and a higher percentage of retail sales to total sales.

         Operating expenses increased $8.9 million or 16.2% to $63.8 million or 29.3% of net sales in the current quarter as compared to $54.9 million or 28.4% of net sales for the second quarter of fiscal year 1999. This increase is mainly attributable to the expansion of the retail segment resulting in the addition of 8 new Ethan Allen-owned stores since December 31, 1998.

         Consolidated operating income for the three months ended December 31, 1999 was $40.1 million or 18.4% of net sales compared to $34.8 million or 18.0% of net sales for the three months ended December 31, 1998. This represents an increase of $5.3 million or 15.1%, which is primarily attributable to higher sales volume, partially offset by a lower wholesale and retail gross margin and higher operating expenses resulting from the growth in the retail segment.


         Total wholesale operating income for the second quarter of fiscal year 2000 was $32.8 million or 19.5% of net sales compared to $30.6 million or 19.3% of net sales in the second quarter of fiscal year 1999. Wholesale operating income increased $2.2 million or 7.2%. Case goods operating income increased $1.1 million or 3.5% to $32.1 million for the second quarter of fiscal year 2000 over the corresponding prior year period mainly due to higher sales volume and a selected price increase effective December 1, 1998, partially offset by higher lumber and raw material costs.

         Upholstery operating income increased $1.9 million or 14.6% to $14.9 million in the second quarter of fiscal year 2000 as compared to $13.0 million in the second quarter of fiscal year 1999. The increase resulted from higher sales volume and reduced manufacturing costs associated with higher production levels.

         Home accessories operating income remained constant at $7.9 million for the second quarter of fiscal year 2000. As a percentage of net sales, the operating margin for home accessories increased to 31.7% of net sales as compared to 31.3% of net sales in the prior year quarter due to improved product line margins.

         Operating income for the retail segment increased by $2.2 million this quarter to $6.8 million or 6.9% of net sales from $4.6 million or 6.1% of net sales in the prior year quarter. The increase in retail operating income by Ethan Allen-owned stores is primarily attributable to increased sales volume, offset by higher operating expenses related to the opening of 2 new retail stores and the acquisition of 6 stores from independent dealers since December 31, 1998.

         Interest expense, including the amortization of deferred financing costs, for the three months ended December 31, 1999 decreased $0.5 million to $0.2 million from $0.7 million for the three months ended December 31, 1998. The decrease in interest expense is due to lower debt balances outstanding.

         Income tax expense of $15.6 million was recorded in the second quarter as compared to $13.3 million in the prior year second quarter. The Company's effective tax rate was 38.6% for the second quarter of fiscal year 2000 and 1999.

         For the three months ended December 31, 1999, the Company recorded net income of $24.8 million, an increase of 17.0%, compared to $21.2 million for the three months ended December 31, 1998. Earnings per diluted share of $0.59 increased 18.0% in the quarter from $0.50 per diluted share in the prior year quarter.


Six Months  Ended  December 31, 1999  Compared to Six Months Ended  December 31,
1998

         Consolidated revenue for the six months ended December 31, 1999 increased by $47.2 million or 13.1% to $407.1 million from $359.9 million for the six months ended December 31, 1998. Overall sales growth resulted from new product offerings, new and relocated stores, and the growth of the retail segment.

         Total wholesale revenue for the six month period in fiscal year 2000 increased by $22.8 million or 7.7% to $320.8 million as compared to $298.0 million for the six month period in fiscal year 1999. Case goods revenue increased $12.7 million or 7.6% to $179.6 million for the six months ended December 31, 1999 as compared to $166.9 million in the corresponding period in the prior year mainly due to new product offerings and the benefit of a selected case good price increase effective December 1, 1998.

         Upholstery revenue increased $10.0 million or 12.3% to $91.4 million in the first six months of fiscal year 2000 as compared to $81.4 million in the first six months of fiscal year 1999. The increase in revenue of $10.0 million is primarily attributable to new fabric introductions, a focused marketing effort, and more attractive price points on new product offerings.

         Home accessories revenue increased $1.4 million or 3.2% to $45.3 million for the six months ended December 31, 1999 as compared to $43.9 million for the six months ended December 31, 1998 due to the timing of new product introductions.

         Total retail revenue from Ethan Allen-owned stores for the six months ended December 31, 1999 increased by $40.6 million or 29.5% to $178.0 million from $137.4 million for the six months ended December 31, 1998. The increase in retail sales by Ethan Allen-owned stores is attributable to a 16.6% or $21.1 million increase in comparable store sales, and an increase in sales generated by newly opened or acquired stores of $24.5 million, partially offset by closed stores, which generated $5.0 million less sales in fiscal year 2000 as compared to fiscal year 1999. As a percentage of total net sales, retail sales represent 43.7% of total net sales for the first six months of fiscal year 2000 compared to 38.2% in the corresponding prior year period.

         Gross profit increased by $25.6 million or 15.3% to $192.4 million for the first six months of fiscal year 2000 from $166.8 million for the first six months of fiscal year 1999. This increase is attributable to higher sales volume, combined with an increase in gross margin from 46.3% in the first half of fiscal year 1999 to 47.3% in the first half of fiscal year 2000. Gross margins have been favorably impacted by higher sales volumes, increases in production, improved manufacturing efficiencies, a selected case good price increase effective December 1, 1998, and a higher percentage of retail sales to total sales.

         Operating expenses increased $16.7 million or 15.9% to $122.0 million or 30.0% of net sales in the six months ended December 31, 1999 as compared to $105.3 million or 29.3% of net sales for the six month ended December 31, 1998. This increase is mainly attributable to the expansion of the retail segment resulting in the addition of 8 new Ethan Allen-owned stores since December 31, 1998.

         Consolidated operating income for the six months ended December 31, 1999 was $70.4 million or 17.3% of net sales compared to $61.4 million or 17.1% of net sales for the six months ended December 31, 1998. This represents an increase of $9.0 million or 14.7%, which is primarily attributable to higher sales volume, offset by a lower wholesale and retail gross margin and higher operating expenses resulting from the growth in the retail segment.

         Total wholesale operating income for the first six months of fiscal year 2000 was $61.1 million or 19.0% of net sales compared to $56.2 million or 18.9% of net sales in the first six months of fiscal year 1999. Wholesale operating income increased $4.9 million or 8.7%. Case goods operating income increased $3.4 million or 5.7% to $62.7 million for the first six months of fiscal year 2000 over the corresponding prior year period mainly due to higher sales volume and a selected price increase effective December 1, 1998, offset by higher lumber and raw material costs.

         Upholstery operating income increased $3.4 million or 14.0% to $27.7 million for the six months ended December 31, 1999 as compared to $24.3 million for the six months ended December 31, 1998. The increase resulted from higher sales volume and manufacturing efficiencies gained through increased production.

         Home accessories operating income increased slightly by $0.2 million to $14.3 million for the first six months of fiscal year 2000 from $14.1 million in the first six months of fiscal year 1999. Operating income remained consistent with the prior year period due to slightly higher sales volume, offset by increased manufacturing costs.

         Operating income from the retail segment increased by $2.9 million for the six month period ended December 31, 1999 to $9.6 million or 5.4% of net sales from $6.7 million or 4.9% of net sales in the prior year. The increase in retail operating income by Ethan Allen-owned stores is primarily attributable to increased sales volume, offset by a reduction in gross margin and higher operating expense associated with the addition of new stores.

         Interest expense, including the amortization of deferred financing costs, for the six months ended December 31, 1999 decreased $0.4 million to $0.6 million from $1.0 million for the six months ended December 31, 1998. The decrease in interest expense is due to lower debt balances outstanding.

         Income tax expense of $27.4 million was recorded in the first six months as compared to $23.8 million in the prior year. The Company's effective tax rate was 38.6% as of December 31, 1999 compared to 38.9% in the corresponding prior year period.

         For the six months ended December 31, 1999, the Company recorded net income of $43.6 million, an increase of 16.6%, compared to $37.4 million for the six months ended December 31, 1998. Earnings per diluted share increased 18.2% to $1.04 from $0.88 in the corresponding prior year period.

Financial Condition and Liquidity

         Principal sources of liquidity are cash flow from operations and additional borrowing capacity under the revolving credit facility. Through December 31, 1999, the Company used cash provided by operating activities of $44.1 million, borrowings of $7.5 million from its revolving credit facility, $5.5 million in cash balances, $1.9 million received from stock option exercises and $0.5 received in payment of long-term notes receivable to fund capital expenditures of $22.2 million, repurchases of treasury stock of $12.0 million, retail store acquisitions of $9.9 million, dividend payments of $3.3 million, payments of $0.6 million on long-term debt and capital leases, and an increase in deferred financing costs of $0.5 million.

         During the six months ended December 31, 1999, capital spending totaled $22.2 million as compared to $21.1 million in the six months ended December 31, 1998. Capital expenditures for fiscal year 2000 are expected to be approximately $50.0 million. The Company anticipates that cash from operations will be sufficient to fund this level of capital expenditures. Capital expenditures made during the six months ended December 31, 1999 primarily relate to manufacturing efficiency improvements and new store openings.

         Total debt outstanding at December 31, 1999 was $17.6 million. There were $7.5 million of revolving loans outstanding under the Credit Agreement and $16.2 million of trade and standby letters of credit outstanding as of December 31, 1999.

         As of December 31, 1999, aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $0.1 million, $0.1 million, $0.1 million, $0.1 million and $4.7 million, respectively. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements. As of December 31, 1999, the Company had working capital of $134.0 million and a current ratio of 2.46 to 1.

         The Company may from time to time, either directly or through agents, repurchase its common stock in the open market through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. Depending on market prices and other conditions relevant to the Company, such purchases may be discontinued at any time.

         During the three months ended December 31, 1999, the Company purchased 320,300 shares of its stock on the open market at an average price of $30.17 per share. On January 27, 2000, the Company's Board of Directors increased the authorization to repurchase common stock by 1,284,463 shares to a current level of 2,000,000 shares. Subsequent to December 31, 1999 and before January 27, 2000, the Company repurchased 876,122 shares of its common stock at an average price of $25.95. The Company financed these purchases through its revolving credit facility.


Year 2000

The necessary systems and programming changes were made to the Company's integrated operating systems following many months of careful planning and testing of Y2K. To date, the Company has not encountered any significant Year 2000 issues, however, the Company intends to continue monitoring its outside suppliers and other third parties in order to determine whether changes in their services relating to Year 2000 issues could have an impact on the Company's operations in the upcoming year.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short term debt, if required, is used to meet working capital requirements and long term debt is generally used to finance long term investments. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. At December 31, 1999, the Company had $7.9 million of short term debt outstanding and $9.7 million of total long term debt outstanding including capital lease obligations.

         The Company has one debt instrument outstanding with a variable interest rate. This debt instrument has a principal balance of $4.6 million, which matures in 2004. Based on the principal outstanding in 1999, a one percentage point increase in the variable interest rate would not have had a significant impact on the Company's 1999 interest expense.

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


Item 3. - Defaults Upon Senior Securities

          None.


Item 4. - Submission of Matters to a Vote of Security Holders

          1. The election of directors to a term expiring in 2002; M. Farooq Kathwari (votes for 35,122,061, votes against 0, withheld 332,066) and Horace McDonell (votes for 35,122,438, votes against 0, withheld 341,689)

          2. Ratification of the appointment of KPMG LLP as independent auditors for fiscal year 2000 (votes for 35,388,278, votes against 20,838, withheld 45,011)

          3. Approval of an Amendment to the 1992 Stock Option Plan to provide for an addition formula option to each independent director (votes for 30,893,661, votes against 4,473,966, withheld 85,400)


Item 5. - Other Information

          None.


Item 6. - Exhibits and Reports on Form 8-K

          4(c)-4. Second  Amendment  to Amended and  Restated  1992 Stock Option
                  Plan

          27.     Edgar Financial Data Schedule

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ETHAN ALLEN INTERIORS INC.
                           --------------------------
                                  (Registrant)



DATE:         2/14/00              BY:      /s/ M. Farooq Kathwari
     --------------------------       -----------------------------------------
                                                M. Farooq Kathwari
                                                Chairman of the Board
                                                President and Chief
                                                Executive Officer
                                                (Principal Executive Officer)



DATE:         2/14/00                  BY:      /s/ William C. Beisswanger
     --------------------------           -------------------------------------
                                                William C. Beisswanger
                                                Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)




DATE:         2/14/00                  BY:      /s/ Michele Bateson
     --------------------------           -------------------------------------
                                                Michele Bateson
                                                Corporate Controller
                                                (Principal Accounting Officer)

                                                                  Exhibit 4(c)-4


                           ETHAN ALLEN INTERIORS INC.

                               SECOND AMENDMENT TO

                   AMENDED AND RESTATED 1992 STOCK OPTION PLAN


         This Second Amendment to the Amended and Restated 1992 Stock Option Plan (as amended and restated, the "Plan") of Ethan Allen Interiors Inc. (the "Company") is dated as of December 23, 1999 (this "Amendment"). Capitalized terms used but not defined herein shall have the meanings assigned to them in the Plan.

         WHEREAS, the Board of Directors (the "Board") of the Company adopted the Plan on March 23, 1993 to advance the interests of the Company and its subsidiaries, to strengthen the Company's ability to attract and retain of its directors and employees and to provide such directors and employees with an opportunity to acquire an equity interest in the Company;

         WHEREAS, the Plan was amended as of November 4, 1996, amended and restated as of October 28, 1997, and amended as of December 11, 1998, in connection with prior shareholder solicitations;

         WHEREAS, the Company undertook a 2-for-1 split of its Common Stock, par value $.01 per share (the "Common Stock") on September 2, 1997 and a 3-for-2 split of its Common Stock on May 21, 1999;

         WHEREAS, the Board approved this Amendment in order to provide for an automatic grant of an additional Formula Option for 2,000 shares of Common Stock (the "Additional Formula Option") to each Independent Director each year;

         WHEREAS, the stockholders of the Company have, at a meeting duly called and held by the Company on November 17, 1999, approved the Additional Formula Option;

         NOW,   THEREFORE,   in  consideration  of  the  mutual  agreements  and
understandings set forth herein, the Plan is hereby amended as follows:

         1. Section 4.1 of the Plan is hereby amended and restated in its entirety as follows:

                  4.1 Number of Shares Reserved. Shares of common stock, $.01 par value, of the Company ("Common Stock") shall be available for awards under the Plan. To the extent provided by resolution of the Company's Board of Directors, such shares may be uncertificated. Subject to adjustments in accordance with subsections 4.2 and

         4.3 for events occurring after October 28, 1997, and after giving effect to the two-for-one split of the Common Stock distributed on September 2, 1997, and the three-for-two split of the Common Stock distributed on May 21, 1999, the aggregate number of shares of Common Stock available for awards under the Plan shall be equal to 5,490,597.

         2. Section 5.1 of the Plan is hereby amended by adding the following after the first sentence thereto:

         "As of the date of the annual meeting of the Company's stockholders for 1999, each Independent Director shall be automatically awarded an additional option to purchase 2,000 shares of Common Stock each year with an exercise price equal to the closing price of the Common Stock on the day of the Board meeting held in August of each year (such options will be rounded off to the nearest whole share number, and together with the options in the first sentence, are collectively referred to as "Formula Options")."

         3. Except as herein amended and as amended by the First Amendment, the Plan shall remain in full force and effect and is ratified in all respects. On and after the effectiveness of this Amendment, each reference in the Plan to "this Plan," "hereunder," "hereof," "herein" or words of like import, and each reference to the Plan in any other agreements, documents or instruments executed and delivered pursuant to the Plan, shall mean and be a reference to the Plan, as amended by the First Amendment and this Amendment.