Form 10-Q
period 2000-03-31
ETHAN ALLEN INTERIORS INC
filed 2000-05-11
CIK 896156

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2000
                               ---------------------
                                       or

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
                      Ethan Allen Manufacturing Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                          06-1275288
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer ID No.)
 or organization)

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

                          39,549,387 at March 31, 2000

                           ETHAN ALLEN INTERIORS INC.

                                 AND SUBSIDIARY

                                      INDEX

                                                                            PAGE
                                                                            ----

Part I.  Financial Information:

    Item 1. Consolidated  Financial Statements as of March 31,
              2000 (unaudited) and June 30, 1999 and for the three and nine months ended March 31, 2000 and 1999
              (unaudited)

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

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                             (Dollars in thousands)

                                                    March 31,
                                                     2000         June 30,
                                                   (unaudited)      1999
                                                   -----------    --------

ASSETS
Current assets:
  Cash and cash equivalents                        $  16,090      $   8,968
  Accounts receivable, less allowances of $2,836
   and $2,460 at March 31, 2000 and
   June 30, 1999, respectively                        33,292         34,302
  Notes receivable, current portion, less
   allowances of $169 and $79 at March 31, 2000
   and June 30, 1999, respectively                       313            640
  Inventories                                        157,276        144,045
  Prepaid expenses and other current assets           18,776         14,088
  Deferred income taxes                                9,996          7,783
                                                    --------       --------

        Total current assets                         235,743        209,826

Property, plant and equipment, net of accumulated
  depreciation of $120,838 and $111,476 at
  March 31, 2000 and June 30, 1999, respectively     241,400        214,492
Intangibles, net of amortization of $18,083 and
  $16,757 at March 31, 2000 and June 30, 1999,
  respectively                                        53,270         51,598
Other assets                                           4,641          4,706
                                                    --------       --------

     Total assets                                  $ 535,054      $ 480,622
                                                   =========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short term debt and current maturities of
   capital lease obligations                      $   16,308      $    757
  Accounts payable                                    73,141        59,378
  Accrued expenses                                     9,287         9,174
  Accrued compensation and benefits                   20,835        16,937
                                                    --------      --------

       Total current liabilities                     119,571        86,246

Long-term debt and capital lease obligations,
  less current maturities                              9,668         9,919
Other long-term liabilities                              979         1,370
Deferred income taxes                                 33,228        32,552
                                                    --------      --------
     Total liabilities                               163,446       130,087
                                                    --------      --------

Commitments and Contingencies                             -             -

Shareholders' equity:
Class A common stock, par value $.01, 150,000,000
  shares authorized, 45,056,196
  and 44,666,791 shares issued at March 31, 2000
  and June 30, 1999, respectively                        451            447
Additional paid-in capital                           272,203        267,286
                                                    --------       --------
                                                     272,654        267,733
Less: Treasury stock (at cost), 5,506,809 shares
  at March 31, 2000 and 3,745,928 shares at
  June 30, 1999, respectively                       (124,623)       (78,887)
                                                    --------       --------
                                                     148,031        188,846
Retained earnings                                    223,577        161,689
                                                    --------       --------
    Total shareholders' equity                       371,608        350,535
                                                    --------       --------

    Total liabilities and shareholders' equity     $ 535,054      $ 480,622
                                                    ========       ========


See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                   (Unaudited)

                  (Amounts in thousands, except per share data)


                                             Three Months           Nine Months
                                             Ended March 31,        Ended March 31,
                                         2000        1999         2000        1999
                                        -------    --------     --------     --------

Net sales                              $ 220,300   $ 194,571   $ 627,378    $ 554,471

Cost of sales                            117,152     103,507     331,810      296,647
                                         -------     -------     -------      -------

       Gross profit                      103,148      91,064     295,568      257,824

Operating expenses:

Selling                                   36,147      31,887     103,827       90,351

General and administrative                28,901      24,456      83,234       71,335
                                          ------      ------     -------       ------

       Operating income                   38,100      34,721     108,507       96,138

Interest and other miscellaneous
  income, net                                278         320       1,411        1,138

Interest and other related financing
  costs                                      392         555         978        1,560
                                         -------     -------     -------      -------

       Income before income taxes         37,986      34,486     108,940       95,716

Income tax expense                        14,815      13,312      42,203       37,147
                                         -------     -------     -------      -------

       Net income                       $ 23,171    $ 21,174    $ 66,737     $ 58,569
                                         =======     =======     =======      =======


Per share data:

Basic earnings per common share:
     Net income per basic share         $   0.58    $   0.52     $  1.65      $  1.41
                                         =======     =======      ======       ======

     Basic weighted average common
       shares outstanding                 39,998      40,986      40,562       41,403

Diluted earnings per common share:

     Net income per diluted share       $   0.57    $   0.50     $  1.61      $  1.38
                                         =======     =======      ======       ======

     Diluted weighted average common
       shares outstanding                40,755      42,015      41,523       42,368



          See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                Nine Months
                                                               Ended March 31,
                                                            2000         1999
                                                           ------      --------

Operating activities:
     Net income                                            $ 66,737    $ 58,569
     Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                       12,616      11,893
         Compensation expense related to restricted
            stock award                                         641       1,037
         Provision for deferred income taxes                 (1,537)       (509)
         Other non-cash charges                                (553)        205
         Change in assets and liabilities:
              Accounts receivable                               370       1,300
              Inventories                                   (10,401)    (23,099)
              Prepaid and other current assets               (4,661)     (5,647)
              Accounts payable                               14,016      17,945
              Accrued expenses                                4,056       2,796
              Other                                            (362)       (482)
                                                            -------     -------

Net cash provided by operating activities                    80,922      64,008
                                                            -------     -------

Investing activities:
     Proceeds from the disposal of property, plant
       and equipment                                          1,096         135
     Capital expenditures                                   (31,922)    (28,591)
     Acquisition of businesses                               (9,886)     (6,406)
     Payments received on long-term notes receivable            762         639
     Disbursements made for long-term notes receivable         (135)       (255)
                                                           --------     -------

Net cash used in investing activities                       (40,085)    (34,478)
                                                            -------     -------

Financing activities:
     Borrowings on revolving credit facilities               66,000      70,500
     Payments on revolving credit facilities                (50,000)    (56,000)
     Other long-term borrowings                                   -          18
     Other payments on long-term debt, including
       capital leases                                          (701)     (2,550)
     Increase in deferred financing costs                      (507)         -
     Stock option exercises                                   2,123         467
     Payment of dividends                                    (4,894)     (3,331)
     Payments to acquire treasury stock                     (45,736)    (44,778)
                                                            -------     -------

Net cash used in financing activities                       (33,715)    (35,674)
                                                            -------     -------

Net increase (decrease) in cash and cash
  equivalents                                                 7,122      (6,144)

Cash and cash equivalents at beginning of period              8,968      19,380
                                                            -------     -------

Cash and cash equivalents at end of period                 $ 16,090    $ 13,236
                                                            =======     =======


          See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                        Nine Months Ended March 31, 2000
                                   (Unaudited)
                             (Dollars in thousands)

                                                     Additional
                                        Common        Paid-in           Treasury         Retained
                                         Stock        Capital             Stock           Earnings         Total
                                         -----        -------           ---------         --------        -------

Balance at June 30, 1999                 $   447      $267,286          $(78,887)        $161,689        $350,535

  Issuance of common stock upon
    exercise of stock options
    and restricted stock award
    compensation                               4         2,760                -                -            2,764

  Purchase of 1,760,881 shares
    of treasury stock                         -             -            (45,736)              -          (45,736)

  Tax benefit associated with the
    exercise of employee options
    and warrants                              -          2,157                -                -            2,157

  Dividends declared on common
    stock                                     -             -                 -            (4,849)         (4,849)

  Net income                                  -             -                 -            66,737          66,737
                                          ------       -------          --------          -------         -------
Balance at March 31, 2000                $   451      $272,203         $(124,623)        $223,577        $371,608
                                          ======       =======          ========          =======         =======


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

     Certain reclassifications have been made to prior year financial information in order to conform to the current year's presentation. These changes were made for disclosure purposes only and did not have an impact on previously reported results of operations or shareholders' equity.

     In the opinion of the Company, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been included in the financial statements. The results of operations for the three and nine months ended March 31, 2000, are not necessarily indicative of results for the fiscal year. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

(3)  INVENTORIES

     Inventories at March 31, 2000 and June 30, 1999 are summarized as follows (dollars in thousands):

                                      March 31,                 June 30,
                                       2000                      1999
                                     --------                  --------

             Finished goods          $101,323                  $ 92,304
             Work in process           19,699                    16,143
             Raw materials             36,254                    35,598
                                      -------                   -------
                                     $157,276                  $144,045
                                      =======                   =======

(4)  CONTINGENCIES

     The Company has been named as a potentially responsible party ("PRP") for the cleanup of three sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). With respect to all of these sites, the Company believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the site. The Company believes its share of waste contributed to these sites is minimal in relation to the total; however, liability under CERCLA may be joint and several. For two of the sites, the remedial investigation is ongoing. A volume-based allocation of responsibility among the parties has been prepared. Numerous other parties have been identified as PRP's at these sites. The Company is also a settling defendant for remedial design and construction activities at one of the sites. Approximately two thirds of the remedial work has been performed at this site and Ethan Allen's portion of the remedial action should be completed in calendar year 2000. The Company believes that the resolution of such matter will not have a material adverse effect on its financial condition, results of operations or cash flows.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(5)  SHAREHOLDERS' EQUITY

     Since July 1, 1999, 389,405 shares of common stock of the Company have been issued to employees upon exercise of non-qualified stock options and warrants under the Company's stock option plan. The increase in additional paid-in capital from June 30, 1999 to March 31, 2000 represents (i) the difference between the exercise price of the stock options or warrants and the par value of the common stock issued to option holders of $2.1 million,
     (ii) $0.6 million recorded for restricted stock during the period and (iii) the income tax benefit of $2.2 million realized on the exercise of these stock options and warrants.

     The Company has been authorized by its Board of Directors to repurchase its common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. The Company's common stock repurchases are recorded as treasury stock and result in a reduction of shareholders' equity. For the nine months ended March 31, 2000, the Company repurchased 1,760,881 shares of its common stock for $45.7 million.

(6)  EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated using the following share data (amounts in thousands):

                                     Three Months Ended    Nine Months Ended
                                        March 31,             March 31,
                                      2000      1999       2000       1999
                                     ------    ------     ------     ------

       Weighted average common
         shares outstanding for
         basic calculation           39,998    40,986      40,562    41,403

       Add: Effect of stock options
         and warrants                   757     1,029         961       965
                                     ------    ------      ------    ------

       Weighted average common
         shares outstanding for
         diluted calculation         40,755    42,015      41,523    42,368
                                     ======    ======      ======    ======

     Stock options to purchase 998,950 shares of common stock had an exercise price in excess of the average market price. These options have been excluded from the diluted earnings per share calculation since their effect is anti-dilutive.

(7)  SEGMENT INFORMATION

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which changes the financial disclosure requirements for operating segments. Segment information presented for 1999 has been restated to reflect the requirements of the new pronouncement. The Company's reportable segments are strategic business areas that are managed separately and offer different products and services. The Company's operations are classified into two main businesses: wholesale and retail home furnishings. The wholesale home furnishings business is principally involved in the manufacture, sale and distribution of home furnishing products to a network of independently-owned and Ethan Allen-owned stores. The wholesale business consists of three operating segments; case goods, upholstery, and home accessories. Wholesale profitability includes the wholesale gross margin, which is earned on wholesale sales to all retail stores, including Ethan Allen-owned stores.

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

     The following table presents segment information for the three and nine months ended March 31, 2000 and 1999 (dollars in thousands):

                                             Three Months Ended                    Nine Months Ended
                                                   March 31,                            March 31,
                                            2000              1999               2000             1999
                                          --------         --------            --------         --------
   NET SALES:
   ----------

   Case Goods                         $ 103,451            $ 91,437            $283,094         $258,309
   Upholstery                            51,101              45,747             142,453          127,187
   Home Accessories                      27,965              20,982              73,312           64,865
   Other  (1)                             1,905               2,769               6,359            8,581
                                        -------             -------             -------          -------
     Wholesale Net Sales                184,422             160,935             505,218          458,942
   Retail                                91,520              75,957             269,472          213,401
   Other  (2)                             1,339               1,355               4,691            4,857
   Elimination of inter-segment
    sales                               (56,981)            (43,676)           (152,003)        (122,729)
                                        -------             -------             -------          -------
     Consolidated Total                $220,300            $194,571            $627,378         $554,471
                                        =======             =======             =======          =======

   OPERATING INCOME:
   -----------------
   Case Goods                          $ 36,245            $ 33,881            $ 98,910         $ 93,178
   Upholstery                            15,298              13,899              43,041           38,240
   Home accessories                       9,129               6,885              23,401           21,023
   Unallocated corporate
     expenses  (3)                      (23,797)            (22,330)            (67,403)         (63,867)
                                        -------             -------             -------          -------
    Wholesale Operating Income           36,875              32,335              97,949           88,574
         Retail                           4,245               4,101              13,862           10,757
         Other  (2)                          23                 149                 561            1,055
         Eliminations                    (3,043)             (1,864)             (3,865)          (4,248)
                                        -------             -------             -------          -------
      Consolidated Total               $ 38,100            $ 34,721            $108,507         $ 96,138
                                        =======             =======             =======          =======

   CAPITAL EXPENDITURES:
   ---------------------
   Case Goods                          $  3,511            $  3,948           $  10,154        $  12,572
   Upholstery                               957                 801               2,538            2,138
   Home accessories                         251                 251                 353              382
   Other  (6)                             4,129               1,588              20,651           11,186
                                        -------             -------             -------          -------
    Wholesale Capital

      Expenditures                        8,848               6,588              33,696           26,278
   Retail                                   710                 836               2,995            2,138
   Other  (2)                               123                  76               1,242              175
                                        -------             -------             -------          -------
     Consolidated Total  (7)           $  9,681            $  7,500            $ 37,933         $ 28,591
                                        =======             =======             =======          =======

   TOTAL ASSETS:
   -------------
   Case Goods                          $118,083            $105,217
   Upholstery                            34,338              30,822
   Home accessories                       6,749               6,279
   Corporate  (4)                       279,019             256,489
                                        -------             -------
     Wholesale Total Assets             438,189             398,807
   Retail                               116,400              97,558
   Other  (2)                             6,773               4,852
   Inventory Profit
     Elimination  (5)                   (26,308)            (22,224)
                                        -------             -------
      Consolidated Total               $535,054            $478,993
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

     (6) The Other category includes unallocated capital expenditures made by the corporate office.

     (7) Consolidated capital expenditures include $6.0 million of fixed assets related to retail acquisitions.

     There are over 30 independent retail stores located outside the United States. Approximately 3% of the Company's net sales are derived from sales to these retail stores.

     (8)  Wholly-Owned Subsidiary

          The Company owns all of the outstanding stock of Ethan Allen, has no material assets other than its ownership of Ethan Allen stock, and conducts all significant operating transactions through Ethan Allen. The Company has guaranteed Ethan Allen's obligations under its Credit Agreement.

          The condensed balance sheets of Ethan Allen as of March 31, 2000 and June 30, 1999 are as follows (dollars in thousands):

                                         March 31,                June 30,
                                           2000                     1999
                                         --------                 --------

         Assets
         ------
         Current assets                 $ 235,735                 $ 209,768
         Non-current assets               434,317                   357,237
                                         --------                  --------
              Total assets              $ 670,052                 $ 567,005
                                         ========                  ========

         Liabilities
         -----------
         Current liabilities            $ 117,868                 $  84,500
         Non-current liabilities           43,277                    43,841
                                         --------                  --------
              Total liabilities         $ 161,145                 $ 128,341
                                         ========                  ========

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


     (8)  WHOLLY-OWNED SUBSIDIARY (CONTINUED)

          A summary of Ethan Allen's operating activity for the three and nine months ended March 31, 2000 and 1999, are as follows (dollars in thousands):

                                              Three Months                Nine Months
                                                 Ended                       Ended
                                                March 31,                  March 31,
                                        ------------------------      ---------------------
                                          2000            1999          2000         1999
                                        --------        --------      --------     --------

         Net sales                      $220,300        $194,571      $627,378     $554,471
         Gross profit                    103,148          91,064       295,568      257,824
         Operating income                 38,138          34,765       108,620       96,253
         Interest expense                    358             484           752        1,374
         Amortization of deferred
           financing costs                    34              71           226          186
         Income before income
           tax expense                    38,024          34,530       109,053       95,831
         Net income                     $ 23,209        $ 21,218      $ 66,850     $ 58,684
                                        ========        ========      ========     ========

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

Results of Operations:

     Ethan Allen's revenues are comprised of wholesale sales to dealer-owned and company-owned retail stores and retail sales of company-owned stores. The Company's wholesale sales are mainly derived from its three reportable operating segments; case goods, upholstery, and home accessories. The Company's retail sales are derived from sales from company-owned retail stores. See Note 7 to the Company's Consolidated Financial Statements for the three and nine months ended March 31, 2000. The components of consolidated revenues and operating income are as follows (dollars in millions):

                                             Three Months Ended       Nine Months Ended
                                                   March 31,               March 31,
                                              2000         1999       2000        1999
                                             ------       ------     ------      ------
 REVENUE:
 --------
 Wholesale Revenue:
    Case goods                                $ 103.4      $ 91.4     $283.1      $258.3
    Upholstery                                   51.1        45.7      142.4       127.2
    Home Accessories                             28.0        21.0       73.3        64.9
    Other                                         1.9         2.8        6.4         8.5
                                                -----       -----      -----       -----
 Total Wholesale Revenue                        184.4       160.9      505.2       458.9
 Total Retail Revenue                            91.5        76.0      269.5       213.4
 Other                                            1.3         1.4        4.7         4.9
 Elimination of inter-segment sales             (56.9)      (43.7)    (152.0)     (122.7)
                                                -----       -----      -----      ------
   Consolidated Revenue                        $220.3      $194.6     $627.4      $554.5
                                                =====       =====      =====       =====

Operating Income:
----------------
Wholesale Operating Income:
   Case goods                                  $ 36.3      $ 33.9     $ 98.9      $ 93.2
   Upholstery                                    15.3        13.9       43.0        38.2
   Home Accessories                               9.1         6.9       23.4        21.0
   Unallocated Corporate Expenses               (23.8)      (22.4)     (67.4)      (63.8)
                                                -----       -----      -----       -----
Total Wholesale Operating Income                 36.9        32.3       97.9        88.6
Total Retail Operating Income                     4.2         4.1       13.9        10.7
Other                                             0.0         0.1        0.6         1.0
Eliminations                                     (3.0)       (1.8)      (3.9)       (4.2)
                                                -----       -----      -----       -----
  Consolidated Operating Income                $ 38.1      $ 34.7     $108.5      $ 96.1
                                                =====       =====      =====       =====


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     Consolidated revenue for the three months ended March 31, 2000 increased by $25.7 million or 13.2% to $220.3 million from $194.6 million for the three months ended March 31, 1999. Overall sales growth resulted from new product offerings, new and relocated stores, and growth in the retail segment.

     Total wholesale revenue for the third quarter of fiscal year 2000 increased by $23.5 million or 14.6% to $184.4 million from $160.9 million in the third quarter of fiscal year 1999.

     Case goods revenue increased $12.0 million or 13.1% to $103.4 million for the three months ended March 31, 2000 as compared to $91.4 million in the corresponding prior year period mainly due to new product offerings.

     Upholstery revenue increased $5.4 million or 11.8% to $51.1 million in the third quarter of fiscal year 2000 as compared to $45.7 million in the third quarter of fiscal year 1999. The increase in revenue of $5.4 million was primarily attributable to new fabric introductions, a focused marketing effort, and more attractive price points on new product offerings.

     Home accessories revenue increased $7.0 million or 33.3% to $28.0 million in the third quarter of fiscal year 2000 as compared to $21.0 million in the third quarter of fiscal year 1999. The increase is attributable to the timing of new product introductions in the third quarter of fiscal year 2000 as compared to the second quarter of fiscal year 1999.

     Total retail revenue from Ethan Allen-owned stores for the three months ended March 31, 2000 increased by $15.5 million or 20.4% to $91.5 million from $76.0 million for the three months ended March 31, 1999. The increase in retail sales by Ethan Allen-owned stores is attributable to an 8.5% or $6.0 million increase in comparable store sales, and an increase in sales generated by newly opened or acquired stores of $11.8 million, partially offset by closed stores, which generated $2.3 million less sales in fiscal year 2000 as compared to fiscal year 1999. The number of Ethan Allen-owned stores increased to 78 as of March 31, 2000 as compared to 72 as of March 31, 1999. As a percentage of total net sales, retail sales represent 41.5% of total net sales in the third quarter of fiscal year 2000 as compared to 39.0% in the third quarter of the prior year.

     Comparable stores are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened stores. Stores acquired from dealers by Ethan Allen are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.

     Gross profit increased by $12.1 million or 13.2% to $103.1 million in the third quarter of fiscal year 2000 from $91.0 million in the third quarter of the prior year. The gross margin remained constant at 46.8% in the third quarter of fiscal year 2000 and in the third quarter of fiscal year 1999. Gross margins have been favorably impacted by higher sales volumes and a higher percentage of retail sales to total sales, partially offset by higher manufacturing costs.

     Operating expenses increased $8.7 million or 15.5% to $65.0 million or 29.5% of net sales in the current quarter as compared to $56.3 million or 29.0% of net sales for the third quarter of fiscal year 1999. This increase is mainly attributable to the expansion of the retail segment resulting in the addition of net six new Ethan Allen-owned stores since March 31, 1999.

     Consolidated operating income for the three months ended March 31, 2000 was $38.1 million or 17.3% of net sales compared to $34.7 million or 17.8% of net sales for the three months ended March 31, 1999. This represents an increase of $3.4 million or 9.7%, which is primarily attributable to higher sales volume, partially offset by a lower wholesale and retail gross margin and higher operating expenses resulting from the growth in the retail segment.

     Total wholesale operating income for the third quarter of fiscal year 2000 was $36.9 million or 20.0% of net sales compared to $32.3 million or 20.1% of net sales in the third quarter of fiscal year 1999. Wholesale operating income increased $4.6 million or 14.2%.

     Case goods operating income increased $2.4 million or 7.1% to $36.2 million for the third quarter of fiscal year 2000 over the corresponding prior year period mainly due to higher sales volume, partially offset by certain manufacturing labor inefficiencies.

     Upholstery operating income increased $1.4 million or 10.1% to $15.3 million in the third quarter of fiscal year 2000 as compared to $13.9 million in the third quarter of fiscal year 1999. The increase resulted from higher sales volume and lower manufacturing costs associated with higher production levels.

     Home accessories operating income increased $2.2 million or 31.9% to $9.1 million in the third quarter of fiscal year 2000 as compared to $6.9 million in the third quarter of fiscal year 1999. Operating income for home accessories increased primarily due to higher sales volume.

     Operating income for the retail segment increased by $0.1 million in the three months ended March 31, 2000 to $4.2 million or 4.6% of net sales from $4.1 million or 5.4% of net sales from the three months ended March 31, 1999. The increase in retail operating income by Ethan Allen-owned stores is primarily attributable to increased sales volume, offset by higher operating expenses related to the opening of three new retail stores and the acquisition of six stores from independent dealers since March 31, 1999.

     Interest expense, including the amortization of deferred financing costs, for the three months ended March 31, 2000 decreased $0.2 million to $0.4 million from $0.6 million for the three months ended March 31, 1999. The decrease in interest expense is due to lower debt balances outstanding.

     Income tax expense of $14.8 million was recorded in the third quarter as compared to $13.3 million in the prior year third quarter. The Company's effective tax rate was 39.0% for the third quarter of fiscal year 2000 and 38.6% for the third quarter of fiscal year 1999.

     For the three months ended March 31, 2000, the Company recorded net income of $23.2 million, an increase of 9.4%, compared to $21.2 million for the three months ended March 31, 1999. Earnings per diluted share of $0.57 increased 14.0% in the quarter from $0.50 per diluted share in the prior year quarter.


NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

     Consolidated revenue for the nine months ended March 31, 2000 increased by $72.9 million or 13.1% to $627.4 million from $554.5 million for the nine months ended March 31, 1999. Overall sales growth resulted from new product offerings, new and relocated stores, and the growth of the retail segment.

     Total wholesale revenue for the nine month period in fiscal year 2000 increased by $46.3 million or 10.1% to $505.2 million as compared to $458.9 million for the nine month period in fiscal year 1999.

     Case goods revenue increased $24.8 million or 9.6% to $283.1 million for the nine months ended March 31, 2000 as compared to $258.3 million in the corresponding period in the prior year mainly due to new product offerings and the benefit of a selected case good price increase effective December 1, 1998.

     Upholstery revenue increased $15.2 million or 11.9% to $142.4 million in the first nine months of fiscal year 2000 as compared to $127.2 million in the first nine months of fiscal year 1999. The increase in revenue of $15.2 million is primarily attributable to new fabric introductions, a focused marketing effort, and more attractive price points on new product offerings.

     Home accessories revenue increased $8.4 million or 12.9% to $73.3 million for the nine months ended March 31, 2000 as compared to $64.9 million for the nine months ended March 31, 1999 due to new merchandising strategies and expanded product lines.

     Total retail revenue from Ethan Allen-owned stores for the nine months ended March 31, 2000 increased by $56.1 million or 26.3% to $269.5 million from $213.4 million for the nine months ended March 31, 1999. The increase in retail sales by Ethan Allen-owned stores is attributable to a 15.4% or $31.3 million increase in comparable store sales and an increase in sales generated by newly opened or acquired stores of $32.1 million, partially offset by closed stores, which generated $7.3 million less sales in fiscal year 2000 as compared to fiscal year 1999. As a percentage of total net sales, retail sales represent 43.0% of total net sales for the first nine months of fiscal year 2000 compared to 38.5% in the corresponding prior year period.

     Gross profit increased by $37.7 million or 14.6% to $295.6 million for the first nine months of fiscal year 2000 from $257.8 million as compared to the first nine months of fiscal year 1999. This increase is attributable to higher sales volume, combined with an increase in gross margin from 46.5% in the first nine months of fiscal year 1999 to 47.1% in the first nine months of fiscal year 2000. Gross margins have been favorably impacted by increases in production, a selected case good price increase effective December 1, 1998, and a higher percentage of retail sales to total sales.

     Operating expenses increased $25.4 million or 15.7% to $187.1 million or 29.8% of net sales in the nine months ended March 31, 2000 as compared to $161.7 million or 29.2% of net sales for the nine months ended March 31, 1999. This increase is mainly attributable to the expansion of the retail segment resulting in the addition of net six new Ethan Allen-owned stores since March 31, 1999.

     Consolidated operating income for the nine months ended March 31, 2000 was $108.5 million or 17.3% of net sales compared to $96.1 million or 17.3% of net sales for the nine months ended March 31, 1999. This represents an increase of $12.4 million or 12.9%, which is primarily attributable to higher sales volume, offset by a lower wholesale and retail gross margin and higher operating expenses resulting from the growth in the retail segment.

     Total wholesale operating income for the first nine months of fiscal year 2000 was $97.9 million or 19.4% of net sales compared to $88.6 million or 19.3% of net sales in the first nine months of fiscal year 1999. Wholesale operating income increased $9.3 million or 10.5%.

     Case goods operating income increased $5.7 million or 6.1% to $98.9 million for the first nine months of fiscal year 2000 over the corresponding prior year period mainly due to higher sales volume and a selected price increase effective December 1, 1998, offset by certain manufacturing labor inefficiencies.

     Upholstery operating income increased $4.8 million or 12.6% to $43.0 million for the nine months ended March 31, 2000 as compared to $38.2 million for the nine months ended March 31, 1999. The increase resulted from higher sales volume and manufacturing efficiencies gained through increased production.

     Home accessories operating income increased by $2.4 million or 11.4% to $23.4 million for the first nine months of fiscal year 2000 from $21.0 million in the first nine months of fiscal year 1999. The increase in operating income is attributable to higher sales volume.

     Operating income from the retail segment increased by $3.2 million for the nine month period ended March 31, 2000 to $13.9 million or 5.1% of net sales from $10.7 million or 5.0% of net sales for the nine month period ended March 31, 1999. The increase in retail operating income by Ethan Allen-owned stores is primarily attributable to increased sales volume, offset by a reduction in gross margin and higher operating expense associated with the addition of new stores.

     Interest expense, including the amortization of deferred financing costs, for the nine months ended March 31, 2000 decreased $0.6 million to $1.0 million from $1.6 million for the nine months ended March 31, 1999. The decrease in interest expense is due to lower debt balances outstanding.

     Income tax expense of $42.2 million was recorded in the first nine months as compared to $37.1 million in the prior year. The Company's effective tax rate was 38.7% as of March 31, 2000 compared to 38.8% in the corresponding prior year period.

For the nine months ended March 31, 2000, the Company recorded net income of $66.7 million, an increase of 13.8%, compared to $58.6 million for the nine months ended March 31, 1999. Earnings per diluted share increased 16.7% to $1.61 from $1.38 in the corresponding prior year period.

FINANCIAL CONDITION AND LIQUIDITY

     Principal sources of liquidity are cash flow from operations and additional borrowing capacity under the revolving credit facility. Through March 31, 2000, the Company used cash provided by operating activities of $80.9 million, borrowings of $16.0 million from its revolving credit facility, $7.1 million in cash balances, $2.1 million received from stock option exercises, $1.1 million received from asset sales and $0.8 million received in payment of long-term notes receivable to fund capital expenditures of $31.9 million, repurchases of treasury stock of $45.8 million, retail store acquisitions of $9.9 million, dividend payments of $4.9 million, payments of $0.7 million on long-term debt and capital leases, an increase in deferred financing costs of $0.5 million, and new long-term notes receivable of $0.1 million.

     During the nine months ended March 31, 2000, capital spending totaled $31.9 million as compared to $28.6 million in the nine months ended March 31, 1999. Capital expenditures for fiscal year 2000 are expected to be approximately $45.0 million. The Company anticipates that cash from operations will be sufficient to fund this level of capital expenditures. Capital expenditures made during the nine months ended March 31, 2000 primarily relate to manufacturing efficiency improvements and new store openings.

     Total debt outstanding at March 31, 2000 was $26.0 million. There were $16.0 million of revolving loans outstanding under the Credit Agreement and $16.2 million of trade and standby letters of credit outstanding as of March 31, 2000.

     As of March 31, 2000, aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $0.1 million, $0.1 million, $0.1 million, $0.1 million and $4.7 million, respectively. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements over the next twelve months. As of March 31, 2000, the Company had working capital of $116.2 million and a current ratio of 1.97 to 1.

     The Company may from time to time, either directly or through agents, repurchase its common stock in the open market through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. Depending on market prices and other conditions relevant to the Company, such purchases may be discontinued at any time. During the three months ended March 31, 2000, the Company purchased 1,341,300 shares of its stock on the open market at an average price of $25.01 per share. The Company financed these purchases through its revolving credit facility.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short term debt, if required, is used to meet working capital requirements and long term debt is generally used to finance long term investments. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. At March 31, 2000, the Company had $16.3 million of short term debt outstanding and $9.7 million of total long term debt outstanding including capital lease obligations.

     The Company has one long term debt instrument outstanding with a variable interest rate. This debt instrument has a principal balance of $4.6 million, which matures in 2004. Based on the principal balance outstanding, a one percentage point increase in the variable interest rate would not have had a significant impact on the Company's interest expense.

     Currently,   the  Company  does  not  enter  into   financial   instruments
transactions for trading or other speculative purposes or to manage interest rate exposure.

                           PART II. OTHER INFORMATION



ITEM 1. - LEGAL PROCEEDINGS

     There has been no change to matters discussed in Business-Legal Proceedings in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 22, 1999.


ITEM 2. - CHANGES IN SECURITIES

     There has been no change to matters discussed in Description and Ownership of Capital Stock in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 22, 1999.


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

                           ETHAN ALLEN INTERIORS INC.
                           --------------------------
                                  (Registrant)



DATE:    5/11/00                        BY: /s/ M. Farooq Kathwari
         ------------------                 --------------------------------
                                            M. Farooq Kathwari
                                            Chairman of the Board
                                            President and Chief
                                            Executive Officer
                                            (Principal Executive Officer)



DATE:    5/11/00                        BY: /s/ William C. Beisswanger
         ------------------                 --------------------------------
                                            William C. Beisswanger
                                            Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)




DATE:    5/11/00                        BY: /s/ Michele Bateson
         ------------------                 -------------------------------
                                            Michele Bateson
                                            Corporate Controller
                                            (Principal Accounting Officer)