Form 10-K
period 2000-06-30
ETHAN ALLEN INTERIORS INC
filed 2000-09-13
CIK 896156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                    June 30, 2000
                         ------------------------------------------------------
                                                   or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission file Number                         1-11692
                      ---------------------------------------------------------

Ethan Allen Interiors Inc.; Ethan Allen Inc.; Ethan Allen Marketing Corporation;
--------------------------------------------------------------------------------

                      Ethan Allen Manufacturing Corporation
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   06-1275288
----------------------------------        -------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

     Ethan Allen Drive, Danbury, CT                     06811
-------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code         (203) 743-8000
                                                   -----------------------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of Common Stock, par value $.01 per share held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on August 18, 2000 was approximately $1,157,464,476. As of August 18, 2000, there were 39,403,046 shares of Common Stock, par value $.01 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The definitive Proxy Statement for the 2000 Annual Shareholders Meeting is incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

Item                                                                      Page
----                                                                      ----
                                     PART I

1.   Business                                                               2

2.   Properties                                                            10

3.   Legal Proceedings                                                     11

4.   Submission of Matters to a Vote of Security Holders                   12


                                     PART II

5.   Market for Registrant's Common Equity and Related
     Stockholder Matters                                                   13

6.   Selected Financial Data                                               14

7.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                             16

7A.  Quantitative and Qualitative Disclosure About Market Risk             22

8.   Financial Statements and Supplementary Data                           24

9.   Changes in and Disagreements With Accountants on Accounting
     and Financial Disclosure                                              43


                                    PART III

10.  Directors and Executive Officers of the Registrant                    44

11.  Executive Compensation                                                44

12.  Security Ownership of Certain Beneficial Owners and Management        44

13.  Certain Relationships and Related Transactions                        44


                                     PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K      45

     Signatures

                                     PART I


ITEM 1.  BUSINESS

     Ethan Allen Interiors Inc. ("Ethan Allen"; together with its direct and indirect subsidiaries, the "Company") is a leading manufacturer and retailer of quality home furnishings, offering a full range of furniture products and home accessories. The Company was founded in 1932 and has sold products since 1937 under the Ethan Allen brand name. Ethan Allen is a Delaware corporation, incorporated in 1989.

     Ethan Allen manufactures and distributes three principal product lines: (i) case goods (wood furnishings), consisting primarily of bedroom and dining room furniture, wall units and tables; (ii) upholstered products, consisting primarily of sofas, loveseats, chairs, and recliners; and (iii) home accessories and other, including carpeting and area rugs, lighting, clocks, wall decor, bedding ensembles, draperies, decorative accessories and indoor\outdoor furnishings. The following table shows the approximate percentage of wholesale sales of home furnishing products for each of these product lines during the three most recent fiscal years:

                                   Fiscal Year Ended June 30:
                                   -------------------------
                                   2000       1999     1998
                                   ----       ----     ----

    Case Goods                      56%        57%      58%
    Upholstered Products            29         28       28
    Home Accessories and Other      15         15       14
                                   ---        ---      ---
                                   100%       100%     100%
                                   ===        ===      ===

     Ethan Allen's product strategy has been to expand its home furnishings collections to appeal to a broader consumer base while providing good quality and value. Ethan Allen continuously monitors consumer demands through marketing research and through consultation with its dealers and store designers who provide valuable input on consumer tastes and needs. As a result, the Company is able to react quickly to changing consumer tastes and has added or revised nine major home furnishing collections and has discontinued five home furnishing collections in the past five years. In addition, Ethan Allen continuously refines and enhances its product lines by adding and redesigning pieces within each collection. This allows the Company to maintain focused product lines within each style category, which enhances efficiencies. In fiscal year 2000, the Company's focus was on introducing the Horizon and EA Elements product lines of home furnishings.

     Current products are positioned in terms of selection, quality and value. Management believes that the two most important style categories in home furnishings today are the Classic and Casual product lines. Ethan Allen's products are grouped into collections within these two lifestyle categories. Each collection includes case goods, upholstered products and home accessories. Each is styled with its own distinct design characteristics. Home accessories play an important role in Ethan Allen's marketing program as this enables the Company to provide a complete home furnishings collection. Ethan Allen's store interiors are designed for the display of these categories in complete room settings, which utilize the related collections to project the category lifestyle.

     The following is a summary of Ethan Allen's major categories of home furnishing collections that have been introduced at the wholesale level:

                   PRINCIPAL                                           CASE GOOD           CALENDAR
                     STYLE                 HOME FURNISHING             PRINCIPAL           YEAR OF
CATEGORY        CHARACTERISTICS             COLLECTIONS                WOOD TYPE         INTRODUCTION

Classic      An opulent style, which       Georgian Court               Cherry              1965
             includes English 18th         18th Century                 Mahogany            1987
             Century and 19th Century      Medallion                    Cherry              1990
             Neo-Classic styling.          Avenue                       Cherry              1998
                                           Collectors Classics          Various          Various
                                           Legacy Collection            Maple               1992
                                           British Classics             Maple               1995
                                           Country French               Birch               1998

Casual       This style is based           American Impressions         Cherry              1991
             on classic contemporary       Radius                       Prima Vera          1994
             design elements.              Farmhouse Pine               Pine                1988
                                           Country Crossings            Maple               1993
                                           Country Colors               Maple               1995
                                           American Artisan             Oak                 1998
                                           EA Elements                  Maple               1999
                                           Horizon                      Ash                 1999

Industry Segments

     The Company's operations are classified into two main businesses: wholesale and retail home furnishings. The wholesale home furnishings business is principally involved in the manufacture, sale and distribution of home furnishing products to a network of independently-owned and Ethan Allen-owned ("Company-owned") stores. The wholesale business primarily consists of three operating segments; case goods (wood furniture), upholstery, and home accessories. The retail home furnishings business sells home furnishing products through a network of Ethan Allen-owned stores.

Wholesale Home Furnishings:

     Case Good Business. For fiscal year 2000, the Company's case good business had net sales of $382.1 million (56% of the Company's wholesale net sales). The case good segment is engaged in the manufacture and sale of wood furniture to independent and company-owned retail stores. The Company currently has 13 case good manufacturing locations, which includes 3 sawmill operations. Sales of wood furniture include home furnishing items such as, beds, dressers, armoires, night tables, dining room chairs and tables, buffets, sideboards, coffee tables, entertainment units, and home offices.

     Upholstery Business. For fiscal year 2000, the upholstery segment had net sales of $194.7 million (29% of the Company's wholesale net sales). The Upholstery segment is involved in the manufacture and sale of upholstered frames, cut fabrics and leathers. Skilled craftsmen cut and sew custom-designed upholstery items having a variety of frame and fabric options. Sales of upholstery home furnishing items include sleepers, recliners, sofas and cut fabrics.

     Home Accessory Business. For fiscal year 2000, home accessories had net sales of $98.4 million (14% of the Company's wholesale net sales). The home accessory segment primarily sells home accent items such as wall decor, lighting, clocks, wood accents, bedspreads, decorative accessories, area rugs, and bedding.

Retail Home Furnishings:

     The retail business exclusively sells Ethan Allen's products through a network of 305 retail stores. As of June 30, 2000, Ethan Allen owned and operated 82 stores and independent dealers owned and operated 202 North American stores and 21 stores abroad. In the past five years, Ethan Allen and its independent dealers have opened over 90 new stores, many of them relocations. Sales to independent dealer-owned stores accounted for approximately 56% of total net sales of the Company in fiscal year 2000. The ten largest independent dealers own a total of 43 stores, which accounted for approximately 22% of net orders booked in fiscal year 2000.

     Ethan Allen desires to maintain independent ownership of most of its retail stores and has an active program to identify and develop new independent dealers. Independent dealers are required to enter into license agreements with Ethan Allen authorizing the use of certain Ethan Allen service marks and requiring adherence to certain standards of operation. These standards include the exclusive sale of Ethan Allen products. Additionally, dealers are required to enter into warranty service agreements. Ethan Allen is not subject to any territorial or exclusive dealer agreements in the United States. It is the Company's intention to grow independent licensees as well as expand our company owned retail business by opening new stores and by acquiring stores from our existing independent dealers.

     Company Retail Business. For fiscal year 2000, the retail segment had net sales of $371.4 million (43% of the Company's net sales). As of June 30, 2000, the Company-owned stores consisted of 82 locations as compared to 73 at the end of the prior fiscal year. During 2000, the Company acquired 8 stores from independent dealers, sold 1 to an independent retailer, opened 3 new stores, relocated 1 store and closed 1 store.

     For further information regarding operating segments, see Note 14 to the Company's Consolidated Financial Statements for the year ended June 30, 2000.

     Retail Store Concept. Ethan Allen's interior and exterior design is dependent on the store's location and size. Depending on the opportunity in the market, stores are located in busy urban settings, suburban strip malls and free-standing destination stores. Although stores range in size from approximately 6,000 square feet to 30,000 square feet, the average size of a store is about 15,000 square feet.

     Ethan Allen maximizes uniformity of store presentation throughout the retail network through uniform standards of operation. These standards of operation help each store present the same high quality image and offer retail customers consistent levels of product selection and service. The stores are staffed with a sales force of over 3,000 trained designers and professionals, who assist customers at no additional charge in decorating their homes. Ethan Allen believes this design service gives it an unusual competitive advantage over other furniture retailers.

     In 1992, Ethan Allen instituted a new image and logo program. Additionally, Ethan Allen undertook a program to renovate the exterior of its stores. As of June 30, 2000, this renovation program has been completed for all stores (including Ethan Allen-owned stores and independent dealers). These stores have either implemented the new exterior design or are currently under renovation. Ethan Allen provides display planning assistance to dealers to support them in updating the interior projection of their stores. In 1997, the Company implemented a new interior design format for its retail stores. The interior design format positions Ethan Allen as a specialist in casual styles, classic designs and decorative accessory retailing. The store interior's present products in focused vignettes that are easy and relatively inexpensive to update each season. Information displays also educate consumers as they travel throughout the store. To date, 78 or 26% of all stores have incorporated or are currently in the process of incorporating this new interior design. Consumer response has been strong and Ethan Allen expects to have essentially all of its Company-owned retail stores incorporate the new interior look over the next few years and believes that many of its independent retail stores will also incorporate this new strategy.

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

     The Company introduced a new financing plan during fiscal year 2000 called the Simple Finance Plan. Financing offered to consumers through this plan is granted on a non-recourse basis to the Company. The plan provides credit lines from $3,000 to $50,000 and has an annual interest rate of 9.99%. Consumers may apply for this financing plan either at the retail stores or through the Company website. Approximately 77% of applications submitted during fiscal year 2000 were approved and there are over 7,000 accounts currently outstanding. The aggregate outstanding balances as of June 30, 2000 are over $30.0 million and the average credit line is $14,400 with an average transaction size of $1,635. This plan has been well received by the retail network and will be included in the Company's national marketing campaign in fiscal year 2001.

Internet

     In fiscal year 2000, the Company continued the development of its Internet strategy. Phase I of this strategy, which was introduced in January 2000, included web browsing capabilities that allows consumers to view most of the Company's product line on the Company's website located at www.ethanallen.com. Phase I also included the development of an extranet, which links the retail stores with the consumer information captured on-line. This information includes requests for design assistance and for copies of the Company's catalogue. In May 2000, Phase II of our strategy enabled e-commerce functionality to the website so that consumers may purchase home accessory items. Phase III will extend e-commerce functionality to the case good and upholstery product lines in the fall of this year. The Company believes that the primary goal for the website is to drive additional business to our retail network through lead generation.

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

     Ethan Allen's in-house staff, working with a leading advertising firm, has developed and implemented what the Company believes is the most extensive national television campaign in the home furnishings industry. This campaign is designed to support the eight annual sale periods and to increase the flow of traffic into stores during the sale periods. Ethan Allen television advertising is aired approximately 25 weeks per year.

     The Ethan Allen Interiors magazine, which features Ethan Allen's home furnishing collections, is one of Ethan Allen's most important marketing tools. Over 70 million copies of the magazine, which features sale products, are distributed to consumers during the eight sale periods. The Company publishes and sells the magazines to its dealers who, with demographic information collected through independent market research, are able to target potential consumers.

     Ethan Allen's television advertising and direct mail efforts are supported by strong print campaigns in various markets, and in leading home fashion magazines using advertisements and public relations efforts. The Company coordinates significant advertisements in major newspapers in its major markets. The Ethan Allen Treasury, a complete catalogue of the Ethan Allen home collection, which is distributed in the stores, is one of the most comprehensive home furnishing catalogues in the industry.

Manufacturing

     Ethan Allen is one of the largest manufacturers of household furniture in the United States. Ethan Allen manufactures and/or assembles approximately 83% of its products at 20 manufacturing facilities which includes 3 saw mills, thereby maintaining control over cost, quality and service to its consumers. The case goods facilities are located close to sources of raw materials and skilled craftsmen, predominantly in the Northeast and Southeast regions of the country. Upholstery facilities are located across the country in order to reduce shipping costs to stores and are located at sites where skilled craftsmanship is available. Management believes that continued investment at its manufacturing facilities, combined with selective acquisitions and outsourcing will accommodate future sales growth.

     To further strengthen case goods manufacturing capacity, the Company signed a Letter of Intent on July 31, 2000 to purchase Pulaski Furniture Corporation's Dublin, Virginia manufacturing facility. This plant which opened in 1973, consists of 450,000 square feet of case good manufacturing space and 120,000 square feet of distribution space. The Company's objective is to retain most of the employees and convert the operations to manufacture Ethan Allen product lines. It is anticipated that the plant will increase case good production by approximately 10% on an annual basis. The Company is also constructing a dimensions plant at the saw mill plant in Andover, Maine, which will be completed early in fiscal year 2001.

Distribution

     Ethan Allen distributes its products primarily through six regional distribution centers and terminals strategically located throughout the United States. These distribution centers and terminals hold finished products received from Ethan Allen's manufacturing facilities for shipment to Ethan Allen's dealers or home delivery service centers. Ethan Allen stocks case goods and accessories to provide for quick delivery of in-stock items and to allow for more efficient production runs.

     Approximately 33% of shipments are made to and from the distribution and home delivery service centers by the Company's fleet of trucks and trailers. The balance of Ethan Allen's shipments are subcontracted to independent carriers. Approximately 80% of Ethan Allen-owned delivery vehicles are leased under two to eight-year leases.

     Ethan Allen's policy is to sell its products at the same delivered cost to all dealers nationwide, regardless of their shipping point. The adoption of this policy has discouraged dealers from carrying significant inventory in their own warehouses. As a result, Ethan Allen obtains accurate information regarding sales to dealers to better plan production runs and manage inventory.

Raw Materials and Suppliers

     The most important raw materials used by Ethan Allen in furniture manufacturing are lumber, veneers, plywood, particle board, hardware, glue, finishing materials, glass, mirrored glass, laminates and fabrics. The various types of wood used in Ethan Allen's products include cherry, oak, maple, prima vera, mahogany, birch and pine, substantially all of which are purchased domestically. Fabrics and other raw materials are purchased both domestically and abroad. Ethan Allen has no significant long-term supply contracts, and has experienced no significant problems in supplying its operations. Ethan Allen maintains a number of sources for its raw materials which management believes contribute to its ability to obtain competitive pricing for raw materials. Lumber prices fluctuate over time depending on factors such as weather and demand, which impact availability. Upward trends in prices could have a short-term impact on margins. A sufficient inventory of lumber and fabric is usually stocked to maintain approximately 8 to 19 weeks of production. Management believes that its sources of supply for these materials are adequate and that it is not dependent on any one supplier.

Competition

     The home furnishings industry at the retail level is highly competitive and fragmented. Although Ethan Allen is among the ten largest furniture manufacturers, industry estimates indicate that there are over 1,000 manufacturers of all types of furniture in the United States. Some of these manufacturers produce furniture types not manufactured by Ethan Allen. Certain of the companies, which compete directly with Ethan Allen, may have greater financial and other resources than the Company.

     Since Ethan Allen's products are sold primarily through stores which sell exclusively Ethan Allen products, Ethan Allen's effort is focused primarily upon obtaining and retaining independent dealers, increasing the volume of such dealers' retail sales, and expanding our company-owned retail business by opening new stores and, when appropriate, acquiring stores from our existing independent dealers. The home furnishings industry competes primarily on the basis of product styling and quality, personal service, prompt delivery, product availability and price. Ethan Allen believes that it effectively competes on the basis of each of these factors and believes that its store format provides it with a competitive advantage because of the complete home furnishing product selection and service available to the consumer.

     Furniture Today (a leading industry publication) published a survey of America's Top 100 Furniture Retailers on May 22, 2000. Ethan Allen was ranked No. 2 in terms of furniture, bedding, and accessory sales for dealer-owned and Company-owned stores and was ranked No. 1 as the largest single-source store network for home furnishings in the country. According to the survey, sales for the top 100 furniture stores approximated $20 billion, an increase of 11.9% over the prior year. These stores accounted for 53% of all furniture sales in the United States in 1999. Sales for the top 10 furniture retailers grew 6.4% to approximately $8.0 billion, which represents a 22% share of all furniture stores.

Trademarks

     Ethan Allen currently holds numerous trademarks, service marks and design patents for the Ethan Allen name, logos and designs in a broad range of classes for both products and services. Ethan Allen also holds international registrations for Ethan Allen trademarks in fifty-six foreign countries and has applications for registration pending in twenty other foreign countries. Ethan Allen has registered or has applications pending for many of its major collection names as well as certain of its slogans coined for use in connection with retail sales and other services. Ethan Allen views its trade and service marks as valuable assets and has an ongoing program to diligently monitor their unauthorized use through appropriate action.

Backlog and Net Orders Booked

     As of June 30, 2000, Ethan Allen had a wholesale backlog of approximately $75.4 million, compared to a backlog of $56.9 million as of June 30, 1999. The backlog is anticipated to be serviced in the first quarter of fiscal year 2001. Backlog at any point in time is primarily a result of net orders booked in prior periods, manufacturing schedules and the timing of product shipments. Net orders booked at the wholesale level from all Ethan Allen stores (including all independently-owned and Ethan Allen-owned stores) for the twelve months ended June 30, 2000 were $706.9 million, resulting in an increase of 14.3% over fiscal year 1999. Net orders booked in any period are recorded based on wholesale prices and do not reflect the additional retail margins produced by the Ethan Allen-owned stores.

Employees

     Ethan Allen has 8,090 employees as of June 30, 2000. Approximately 7% of the Company's employees are represented by unions under collective bargaining agreements. The Company's labor contracts expire at various times in 2002. The Company expects no significant changes in its relations with these unions and Ethan Allen believes it has good relations with its employees.

ITEM 2.  PROPERTIES

     The corporate headquarters of Ethan Allen, located in Danbury, Connecticut, consists of one building containing 144,000 square feet, situated on approximately 17.5 acres of land, all of which is owned by Ethan Allen. Located adjacent to the corporate headquarters is the Ethan Allen Inn, a hotel containing 195 guestrooms. This hotel, owned by a wholly-owned subsidiary of Ethan Allen, is used for Ethan Allen functions and in connection with training programs as well as for accommodations for the general public.

     Ethan Allen has 20 manufacturing facilities, which includes 3 saw mills located in 10 states, all of which are owned, with the exception of a leased upholstery plant in California, totaling 122,300 square feet. These facilities consist of 13 case goods manufacturing plants, totaling 3,192,000 square feet (including three sawmills), 6 upholstery furniture plants, totaling 1,384,000 square feet and 1 plant involved in the manufacture and assembly of Ethan Allen's non-furniture coordinates with 295,000 square feet. In addition, Ethan Allen owns six and leases four distribution warehouses, totaling 1,012,500 square feet, and leases one home delivery service center with 52,000 square feet. The Company's manufacturing and distribution facilities are located in North Carolina, Vermont, Pennsylvania, Virginia, New York, Oklahoma, California, New Jersey, Indiana, Maine and Massachusetts.

     There are 82 Ethan Allen-owned retail stores in the United States, of which 29 stores are owned and 53 stores are leased.

     Ethan Allen's manufacturing facility in Maiden, North Carolina and the Inn at Ethan Allen in Danbury, Connecticut were financed with industrial revenue bonds and the Beecher Falls, Vermont facility was financed in part by the State of Vermont Economic Development Authority. In addition, one retail store is subject to a mortgage loan agreement. Ethan Allen believes that all of its properties are well maintained and in good condition.

     Ethan Allen estimates that its case goods, upholstery, and home accessories operating segments are currently operating at approximately 87% of capacity. Management believes it has additional capacity at many facilities, which it could utilize with minimal additional capital expenditures.

ITEM 3. LEGAL PROCEEDINGS

     Ethan Allen is a party to various legal actions with customers, employees and others arising in the normal course of its business. Ethan Allen maintains liability insurance, which Ethan Allen believes, is adequate for its needs and commensurate with other companies in the home furnishings industry. Ethan Allen believes that the final resolution of pending actions (including any potential liability not fully covered by insurance) will not have a substantial adverse effect on the Company's results of operations and financial position.

Environmental Matters

     The Company has been named as a potentially responsible party ("PRP") for the cleanup of three sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). With respect to all of these sites, the Company believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the site. The Company believes its share of waste contributed to these sites is small in relation to the total, however, liability under CERCLA may be joint and several. For two of the sites, the remedial investigation is ongoing. A volume based allocation of responsibility among the parties has been prepared. Numerous other parties have been identified as PRP's at these sites. The Company is also a settling defendant for remedial design and construction activities at one of the sites. Approximately two-thirds of the remedial work has been performed at this site and Ethan Allen's portion of the remedial action will be completed over the next several months. The Company believes that the resolution of such matter will not have a material adverse effect on its financial condition, results of operations, or cash flows.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to security holders of the Company in fiscal year 2000:

     o Proposal for the election of M. Farooq Kathwari and Horace G. McDonell as Directors.

     o Proposal for ratification of KPMG LLP as Independent Auditors for fiscal year 2000.

     o Proposal of an amendment to the 1992 Stock Option Plan to award options to purchase 2,000 shares of stock to each of the Independent Directors.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange. The following table indicates the high and low sales prices of the Company's Common Stock as reported on the New York Stock Exchange Composite Tape:

                                   Market Price
                            ---------------------------
                              High              Low
                            ---------------------------

   Fiscal 2000

   Fourth Quarter           $ 28 3/4         $ 23 1/16
   Third Quarter              30 3/16          21 5/8
   Second Quarter             36 13/16         29 3/8
   First Quarter              33 1/16          26 7/16


   Fiscal 1999

   Fourth Quarter           $ 37 3/4         $ 24 21/32
   Third Quarter              33 13/16         25 1/2
   Second Quarter             29               15 3/4
   First Quarter              34 3/4           20


     As of August 18, 2000, there were approximately 441 shareholders of record of the Company's Common Stock.

     On August 3, 2000, the Company declared a $0.04 per common share dividend for all holders of record on October 10, 2000 and payment date of October 25, 2000. The Company expects to continue to declare quarterly dividends for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth summary consolidated financial information of the Company for the years and dates indicated (dollars in thousands, except per share data):

                                                              Fiscal Years Ended June 30,
                                         -------------------------------------------------------------
                                           2000         1999        1998            1997        1996
                                         --------     --------    --------        --------  ----------

Statement of Operations Data:

Net sales                                $ 856,171   $ 762,233   $ 679,321       $ 571,838   $ 509,776
Cost of sales                              455,561     407,234     363,746         323,600     304,650

Selling, general and
 administrative expenses                   254,511     222,107     195,885         162,389     149,559
                                         ---------   ---------   ---------       ---------   ---------
Operating income                           146,099     132,892     119,690          85,849      55,567
Interest and other
 miscellaneous income, net                   1,925       1,707       3,449           1,272       1,039
                                         ---------   ---------   ---------       ---------   ---------

Income before interest expense,
 income taxes, and extraordinary
  charge                                   148,024     134,599     123,139          87,121      56,606

Interest expense                             1,254       1,882       4,609           6,427       9,616
Income tax expense                          56,200      51,429      46,583          31,954      18,845(1)
                                         ---------   ---------   ---------       ---------   ---------

Income before extraordinary
 charge                                     90,570      81,288      71,948          48,740      28,145

Extraordinary charge (net of tax)             --          --          (802)(3)        --          --
                                         ---------   ---------   ---------       ---------   ---------

Net income                               $  90,570   $  81,288   $  71,146       $  48,740   $  28,145
                                         =========   =========   =========       =========   =========


Per Share Data: (2)

Net income per basic share               $    2.25   $    1.97   $    1.65       $    1.13   $    0.66

Basic weighted average shares
 outstanding                                40,301      41,278      43,050          43,190      42,936

Net income per diluted share             $    2.20   $    1.92   $    1.61       $    1.11   $    0.64

Diluted weighted average
 shares outstanding                         41,198      42,287      44,136          43,815      43,692

Cash dividends declared                  $    0.16   $    0.12   $    0.09       $    0.07   $    0.03


Other information:

Depreciation and amortization            $  16,975   $  16,344   $  15,868       $  16,411   $  17,495

Capital expenditures                        48,181      40,628      29,665          23,383      13,314


Balance Sheet Data (at end of period):

Total assets                             $ 543,571   $ 480,622   $ 433,123       $ 427,784   $ 395,981

Long-term debt including
 capital lease obligations                   9,487       9,919      12,496          66,766      82,681

Shareholders' equity                     $ 390,509   $ 350,535   $ 314,320       $ 265,434   $ 220,293



Footnotes on following page.

                        NOTES TO SELECTED FINANCIAL DATA
                             (Dollars in thousands)

(1) Includes a $1.7 million credit to income tax expense, resulting from the restatement of deferred taxes to reflect the Company's expected future effective tax rate upon the completion of the business reorganization in 1996.

(2) Amounts have been retroactively adjusted to reflect the two-for-one stock split on September 2, 1997 and the three-for-two stock split on May 21, 1999.

(3) During fiscal 1998, the Company completed its optional early redemption of all of its $52.4 million then-outstanding 8-3/4% Senior Notes, due on March 15, 2001, at 101.458% of par value. As a result of the early redemption, an extraordinary charge of $0.8 million, net of tax benefit, was recorded. The extraordinary charge included the write-off of unamortized deferred financing costs associated with the Senior Notes and the premium related to the early redemption.

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

Results of Operations:

     Ethan Allen's revenues are comprised of wholesale sales to dealer-owned and company-owned retail stores and retail sales of company-owned stores. The Company's wholesale sales are mainly derived from its three reportable operating segments; case goods, upholstery, and home accessories. See Note 14 to the Company's Consolidated Financial Statements for the year ended June 30, 2000. The components of consolidated revenues and operating income are as follows (dollars in millions):

                                                 Fiscal Years Ended June 30,
                                             ----------------------------------
                                              2000          1999         1998
                                             ------        ------       -------
 Revenue:
 Wholesale Revenue:
    Case goods                              $ 382.1      $ 352.2       $ 328.6
    Upholstery                                194.7        174.6         160.1
    Home accessories                           98.4         90.1          71.4
    Other                                       9.4         13.7           9.0
                                             ------      -------        ------
 Total Wholesale Revenue                      684.6        630.6         569.1
 Total Retail Revenue                         371.4        294.7         235.2
 Other                                          6.4          6.4           6.7
 Elimination of inter-segment sales          (206.2)      (169.5)       (131.7)
                                             ------       ------        ------
   Consolidated Revenue                     $ 856.2      $ 762.2       $ 679.3
                                             ======       ======        ======

 Operating Income:
 Wholesale Operating Income:
    Case goods                              $ 131.5      $ 127.5       $ 120.3
    Upholstery                                 59.2         53.2          51.2
    Home accessories                           30.9         29.2          22.9
    Unallocated Corporate Expenses            (90.5)       (87.8)        (86.4)
                                             ------       ------         -----
 Total Wholesale Operating Income             131.1        122.1         108.0
 Total Retail Operating Income                 20.6         15.1          13.8
 Other                                          0.5          1.4           1.7
 Eliminations                                  (6.1)        (5.7)         (3.8)
                                             ------        -----        ------
   Consolidated Operating Income            $ 146.1      $ 132.9       $ 119.7
                                             ======       ======        ======

Fiscal 2000 Compared to Fiscal 1999

     Consolidated revenue for fiscal year 2000 of $856.2 million increased by $94.0 million or 12.3% from fiscal year 1999 consolidated revenue of $762.2 million. Overall sales growth resulted from new product offerings, new and relocated stores, growth in the retail segment, a selected case good price increase effective December 1, 1998 and to a lesser extent, an overall price increase effective February 25, 2000.

     Total wholesale revenue for fiscal year 2000 was $684.6 million as compared to $630.6 million in fiscal year 1999. This represents a $54.0 million or 8.6% increase from fiscal year 1999.

     Case goods revenue increased $29.9 million or 8.5% to $382.1 million in fiscal year 2000 as compared to the prior year of $352.2 million mainly due to new product offerings and from the benefit of a selected price increase effective December 1, 1998.

     Upholstery revenue increased $20.1 million or 11.5% to $194.7 million in fiscal year 2000 as compared to $174.6 million in fiscal year 1999. The increase in revenue of $20.1 million is primarily attributable to new fabric introductions, a focused marketing effort, and more attractive price points on new products.

     Home accessory revenue increased $8.3 million or 9.2% to $98.4 million in fiscal year 2000. This increase resulted from new merchandising strategies and expanded product lines.

     Total retail revenue from Ethan Allen-owned stores during fiscal year 2000 increased by $76.7 million or 26.0% to $371.4 million from $294.7 million in fiscal year 1999. The increase in retail sales by Ethan Allen-owned stores is attributable to a 17.2% or $48.0 million increase in comparable store sales, and an increase in sales generated by newly opened or acquired stores of $37.9 million, partially offset by closed stores, which generated $9.2 million less sales in fiscal year 2000 as compared to fiscal year 1999. The number of Ethan Allen-owned stores increased to 82 as of June 30, 2000 as compared to 73 as of June 30, 1999. The Company acquired 8 stores from independent dealers, sold 1 to an independent dealer, opened 3 new stores, relocated 1 store and closed 1 store.

     Comparable stores are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened stores. Stores acquired from dealers by Ethan Allen are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.

     During fiscal year 2000, the Company and its independent dealers opened 15 new stores, of which 4 stores represented relocations. At June 30, 2000, there were 305 total stores, of which 223 were dealer-owned stores. The Company's objective is to continue the expansion of both the dealer-owned and Ethan Allen-owned stores.

     Gross profit for fiscal year 2000 increased by $45.6 million or 12.8% from fiscal year 1999 to $400.6 million. This increase is attributable to higher sales volume, combined with an increase in gross margin from 46.6% in fiscal 1999 to 46.8% in fiscal 2000. Gross margins have been favorably impacted by higher sales volumes, a selected case good price increase effective December 1, 1998, a selected price increase effective February 25, 2000, and a higher percentage of retail sales to total sales, partially offset by, higher manufacturing costs, mainly raw materials and labor.

     Operating expenses increased $32.4 million from $222.1 million or 29.1% of net sales in fiscal year 1999 to $254.5 million or 29.7% of net sales in fiscal year 2000. This increase is primarily attributable to the expansion of the retail segment resulting in the addition of 9 net new Ethan Allen-owned stores in fiscal year 2000.

     Consolidated operating income for fiscal year 2000 was $146.1 million or 17.1% of net sales compared to $132.9 million or 17.4% of net sales in fiscal year

1999. This represents an increase of $13.2 million or 9.9%. This increase is primarily attributable to higher sales volume, partially offset by a lower wholesale and retail gross margin and higher operating expenses resulting from the growth in the retail segment.

     Total wholesale operating income for fiscal year 2000 was $131.1 million or 19.2% of wholesale net sales compared to $122.1 million or 19.4% of wholesale net sales in fiscal year 1999. Wholesale operating income increased $9.0 million or 7.4% in fiscal year 2000.

     Case goods operating income increased $4.0 million or 3.1% to $131.5 million in fiscal year 2000 over the prior year mainly due to higher sales volume, the impact of the price increases, offset by a lower gross margin resulting from certain manufacturing inefficiencies.

     Upholstery operating income increased $6.0 million or 11.3% to $59.2 million in fiscal year 2000 as compared to $53.2 million in fiscal year 1999. The increase resulted from higher sales volume and improved gross margin resulting from manufacturing efficiencies gained through increased production.

     Home accessory operating income increased $1.7 million or 5.8% to $30.9 million in fiscal year 2000 from $29.2 million in the prior year. This increase is attributable to higher sales volume, partially offset by, a slight reduction in gross margin caused by higher manufacturing costs.

     Operating income from the retail segment increased by $5.5 million or 36.4% to $20.6 million or 5.5% of net sales from $15.1 million or 5.1% of net sales in fiscal year 1999. The increase in retail operating income by Ethan Allen-owned stores is primarily attributable to increased sales volume, offset by a reduction in gross margin and higher operating expenses associated with the addition of new stores.

     Interest expense, including the amortization of deferred financing costs, for fiscal 2000 decreased by $0.6 million to $1.3 million, due to lower debt balances and lower amortization of deferred financing costs.

     Income tax expense of $56.2 million was recorded in fiscal year 2000. The Company's effective tax rate was 38.3% in fiscal year 2000 as compared to 38.8% in fiscal year 1999. The decline in the effective income tax rate in 2000 as compared to 1999 resulted from state income tax benefits realized in fiscal year 2000.

     In fiscal year 2000, the Company recorded net income of $90.6 million, an increase of 11.4%, compared to $81.3 million in fiscal year 1999.


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

     Upholstery revenue increased $14.5 million or 9.1% to $174.6 million in fiscal year 1999 as compared to $160.1 million in fiscal year 1998. The increase in revenue of $14.5 million is primarily attributable to new fabric introductions and the impact of expanded national television advertising.

     Home accessory revenue increased $18.7 million or 26.2% to $90.1 million in fiscal year 1999. This increase resulted from enhanced merchandising strategies, new product introductions, and an improved in-stock inventory position, which reduced customer lead time.

     Total retail revenue from Ethan Allen-owned stores during fiscal year 1999 increased by $59.5 million or 25.3% to $294.7 million from $235.2 million in fiscal year 1998. The increase in retail sales by Ethan Allen-owned stores is attributable to a 14.3% or $30.9 million increase in comparable store sales, and an increase in sales generated by newly opened or acquired stores of $35.2 million, partially offset by closed stores, which generated $6.6 million less sales in fiscal year 1999 as compared to fiscal year 1998. The number of Ethan Allen-owned stores increased to 73 as of June 30, 1999 as compared to 67 as of June 30, 1998. The Company acquired 5 stores from independent dealers, opened 4 new stores, relocated 3 stores and closed 3 stores.

     Comparable stores are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened stores. Stores acquired from dealers by Ethan Allen are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.

     During fiscal year 1999, the Company and its independent dealers opened 20 new stores, of which 9 stores represented relocations. At June 30, 1999, there were 309 total stores, of which 236 were dealer-owned stores. The Company's objective is to continue the expansion of both the dealer-owned and Ethan Allen-owned stores.

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

     Operating expenses increased $26.2 million from $195.9 million or 28.8% of net sales in fiscal 1998 to $222.1 million or 29.1% of net sales in fiscal year 1999. This increase is attributable to an increase in operating expenses in the Company's retail division of $23.1 million due the expansion of the retail segment resulting in the addition of 7 new Ethan Allen-owned stores in 1999.

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

     Upholstery operating income increased $2.0 million or 3.9% to $53.2 million in fiscal year 1999 as compared to $51.2 million in fiscal year 1998. The increase resulted from increased volume and continued management of expenses. These factors are partially offset by a reduction in gross margin to 32.9% in fiscal year 1999 as compared to 34.5% in the prior fiscal year.

     Home accessory operating income increased $6.3 million or 27.5% to $29.2 million in fiscal year 1999. This increase resulted from higher volume and lower operating expenses, slightly offset by a 0.6% reduction in gross margin to 33.2%.

     Operating income from the retail segment increased by $1.3 million or 9.4% to $15.1 million or 5.1% of net sales from $13.8 million or 5.8% of net sales in fiscal year 1998. The increase in retail operating income by Ethan Allen-owned stores is primarily attributable to increased volume, slightly offset by a reduction in gross margin from 44.6% in fiscal year 1998 to 44.0% in fiscal year 1999 and a higher composition of expenses related to the start-up of 7 retail stores and the acquisition of 5 additional stores from independent dealers in fiscal year 1999.

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


Financial Condition and Liquidity

     The Company's principal sources of liquidity are cash flow from operations and borrowing capacity under a revolving credit facility. Net cash provided by operating activities totaled $104.9 million for fiscal year 2000 as compared to $86.7 million in fiscal year 1999 and $87.6 million in fiscal year 1998. The increase in net cash provided by operating activities principally resulted from an increase of $9.3 million in net income and less of an increase in working capital including inventories, which increased by $9.2 million in fiscal year 2000 as compared to $25.0 million in fiscal year 1999. The $9.2 million increase in inventory in fiscal year 2000 was attributable to a $5.2 million increase in Company-owned store inventory and a $3.5 million increase in manufacturing inventory. These increases reflect the expansion of the business and an improvement in the in-stock inventory position, thereby reducing lead times. The current ratio was 2.18 to 1 in 2000 and 2.43 to 1 in 1999.

     During fiscal year 2000, capital spending, exclusive of acquisitions, totaled $42.1 million as compared to $40.6 million and $29.7 million in fiscal 1999 and 1998, respectively. The increased level of capital spending, which is principally attributable to new store openings and relocations and expanding manufacturing capacity, is expected to continue for the foreseeable future. Capital expenditures in fiscal year 2001, exclusive of acquisitions, are anticipated to be approximately $55.0 million. The Company anticipates that cash from operations will be sufficient to fund this level of capital expenditures.

     Total debt outstanding at June 30, 2000 was $17.9 million. At June 30, 2000, there was $8.0 million of revolving loans and $16.2 million of trade and standby letters of credit outstanding under the Credit Agreement. The Company had $100.8 million available under its revolving credit facility at June 30, 2000.

     The Company may also, from time to time, either directly or through agents, repurchase its common stock in the open market through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. On January 27, 2000, the Board of Directors re-authorized the Company to repurchase up to 2,000,000 common shares. Through June 30, 2000, the Company repurchased 639,097 common shares at an average price of $23.20 per share. Depending on market prices and other conditions relevant to the Company, such purchases may be discontinued at any time. During fiscal year 2000 and 1999, the Company purchased 1,928,350 shares of its common stock on the open market at an average price of $25.72 per share and 1,921,784 shares at an average price of $23.49, respectively.

     As of June 30, 2000, aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $8.1 million, and $0.1 million, $0.1 million, $0.1 million and $4.7 million, respectively. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements.


Impact of Inflation

     The Company does not believe that inflation has had a material impact on its profitability during the last three fiscal years. In the past, the Company has generally been able to increase prices to offset increases in operating costs.


Income Taxes

     At June 30, 2000, the Company has approximately $18.5 million of net operating loss carryovers ("NOL's") for federal income tax purposes. The Recapitalization in 1993 triggered an "ownership change" of the Company, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, resulting in an annual limitation on the utilization of the NOL's by the Company of approximately $3.9 million.


New Accounting Pronouncements

     In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 138 amended SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. This pronouncement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 and No. 138 are effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 and No. 138 in fiscal year 2001. However, the Company does not expect these pronouncements to have a material impact on its financial results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short term debt, if required, is used to meet working capital requirements and long-term debt is generally used to finance long term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. At June 30, 2000, the Company had $8.4 million of short term debt outstanding and $9.5 million of total long term debt outstanding.

     The Company has one debt instrument outstanding with a variable interest rate. This debt instrument has a principal balance of $4.6 million, which matures in 2004. Based on the principal outstanding in 2000, a one-percentage point increase in the variable interest rate would not have had a significant impact on the Company's 2000 interest expense.

     Currently, the Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Ethan Allen Interiors Inc.:


We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and Subsidiary (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the index under Item No.
14. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethan Allen Interiors Inc. and Subsidiary as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                             KPMG LLP

Stamford, Connecticut
July 28, 2000

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             June 30, 2000 and 1999
                             (Dollars in thousands)

                                                            2000         1999
                                                         ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents                              $  14,024    $   8,968
  Accounts receivable, less allowance of
    $2,751 and $2,460 at June 30, 2000 and
      1999, respectively                                    34,336       34,302
  Inventories                                              159,006      144,045
  Prepaid expenses and other current assets                 17,670       14,728
  Deferred income taxes                                     10,751        7,783
                                                         ---------    ---------
     Total current assets                                $ 235,787    $ 209,826
                                                         ---------    ---------

Property, plant and equipment, net                         247,738      214,492
Intangibles, net                                            54,770       51,598
Other assets                                                 5,276        4,706
                                                         ---------    ---------
     Total assets                                        $ 543,571    $ 480,622
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and
    capital lease obligations                            $   8,420    $     757
  Accounts payable                                          65,879       59,378
  Accrued expenses                                          11,003        9,174
  Accrued compensation and benefits                         22,966       16,937
                                                         ---------    ---------
     Total current liabilities                             108,268       86,246
                                                         ---------    ---------

Long-term debt                                               9,487        9,611
Other long-term liabilities                                  1,593        1,678
Deferred income taxes                                       33,714       32,552
                                                         ---------    ---------
     Total liabilities                                     153,062      130,087

Commitments and contingencies

Shareholders' equity:
  Class  A  common  stock,  par  value $.01, 150,000,000
    shares  authorized, 45,081,384 shares issued
    at June 30, 2000, 44,666,791 shares issued at
    June 30, 1999                                              451          447
  Preferred stock, par value $.01, 1,055,000 shares
    authorized, no shares issued and outstanding
    at June 30, 2000 and 1999                                 --           --
  Additional paid-in capital                               272,710      267,286
                                                         ---------    ---------
                                                           273,161      267,733
  Less:
    Treasury stock (at cost), 5,674,278 shares
    at June 30, 2000 and 3,745,928 shares at
    June 30, 1999                                         (128,493)     (78,887)
                                                         ---------    ---------
                                                           144,668      188,846
  Retained earnings                                        245,841      161,689
                                                         ---------    ---------
    Total shareholders' equity                             390,509      350,535
                                                         ---------    ---------
     Total liabilities and shareholders' equity          $ 543,571    $ 480,622
                                                         =========    =========

See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                For the years ended June 30, 2000, 1999 and 1998
                  (Dollars in thousands, except per share data)


                                          2000        1999        1998
                                       ---------   ---------   ---------

Net sales                              $ 856,171   $ 762,233   $ 679,321
Cost of sales                            455,561     407,234     363,746
                                       ---------   ---------   ---------
    Gross profit                         400,610     354,999     315,575

Operating expenses:
  Selling                                140,760     123,742     110,240
  General and administrative             113,751      98,365      85,645
                                       ---------   ---------   ---------
    Operating income                     146,099     132,892     119,690
                                       ---------   ---------   ---------

Interest and other miscellaneous
  income, net                              1,925       1,707       3,449
Interest and other related financing
  costs                                    1,254       1,882       4,609
                                       ---------   ---------   ---------
    Income before income taxes
     and extraordinary charge            146,770     132,717     118,530

Income tax expense                        56,200      51,429      46,582
                                       ---------   ---------   ---------

    Income before extraordinary
     charge                               90,570      81,288      71,948

Extraordinary charge from early
  retirement of debt, net of
  income tax benefit of $527                --          --           802
                                       ---------   ---------   ---------

Net income                             $  90,570   $  81,288   $  71,146
                                       =========   =========   =========


Per share data:

Net income per basic share:
  Income before extraordinary charge   $    2.25   $    1.97   $    1.67
  Extraordinary charge                      --          --         (0.02)
                                       ---------   ---------   ---------

  Net income per basic share           $    2.25   $    1.97   $    1.65
                                       =========   =========   =========

Net income per diluted share:
  Income before extraordinary charge   $    2.20   $    1.92   $    1.63
  Extraordinary charge                      --          --         (0.02)
                                       ---------   ---------   ---------

  Net income per diluted share         $    2.20   $    1.92   $    1.61
                                       =========   =========   =========


Dividends declared per common share    $    0.16   $    0.12   $    0.09
                                       =========   =========   =========


See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                For the years ended June 30, 2000, 1999 and 1998
                             (Dollars in thousands)

                                                  2000         1999         1998
                                               ---------    ---------    ---------
Operating activities:
  Net income                                   $  90,570    $  81,288    $  71,146
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization                16,975       16,344       15,868
        Compensation expense related to
        restricted stock award                       898        1,819        2,136
     Provision for deferred
        income taxes                              (1,806)         (20)         683
     Extraordinary charge                           --           --            802
     Other non-cash (charge) benefit                (424)         251           77
  Change in assets and liabilities:
     Accounts receivable                            (783)       1,222       (3,340)
     Inventories                                  (9,243)     (25,040)      (6,839)
     Prepaid and other current assets             (3,181)      (3,353)      (4,011)
     Other assets                                   (973)      (1,064)        (891)
     Accounts payable                              5,455       10,652       11,576
     Accrued expenses                              7,140        4,023          414
     Other long-term liabilities                     223          558           (3)
                                               ---------    ---------    ---------

Net cash provided by operating
   activities                                    104,851       86,680       87,618
                                               ---------    ---------    ---------

Investing activities:
  Proceeds from the disposal of property,
   plant, and equipment                            1,112        1,721          827
  Capital expenditures                           (42,065)     (40,628)     (29,665)
  Acquisition of businesses                      (12,631)      (7,164)        --
  Payments received on long-term notes
   receivable                                        941          799        1,538
  Disbursements made for long-term notes
   receivable                                       (136)        (255)        (302)
  Redemption of short-term securities               --           --         30,270
  Investments in short-term securities              --           --        (12,295)
                                               ---------    ---------    ---------

Net cash used in investing activities            (52,779)     (45,527)      (9,627)
                                               ---------    ---------    ---------

Financing activities:
  Borrowings on revolving credit facility         78,000       81,500         --
  Payments on revolving credit facility          (70,000)     (81,500)        --
  Redemption of Senior Notes                        --           --        (52,543)
  Premium paid on Senior Note redemption            --           --           (461)
  Other payments on long-term debt and
    capital leases                                  (768)      (2,717)      (2,079)
  Other borrowings on long-term debt                --             18          111
  Payments to acquire treasury stock             (49,606)     (45,137)     (23,310)
  Net proceeds from issuance of common stock       2,351          747        1,255
  Increase in deferred financing costs              (524)         (55)        --
  Dividends paid                                  (6,469)      (4,421)      (3,450)
                                               ---------    ---------    ---------

Net cash used in financing activities            (47,016)     (51,565)     (80,477)
                                               ---------    ---------    ---------

Net (decrease)/increase in cash and cash
  equivalents                                      5,056      (10,412)      (2,486)
Cash and cash equivalents
  at beginning of year                             8,968       19,380       21,866
                                               ---------    ---------    ---------
Cash and cash equivalents at end of year       $  14,024    $   8,968    $  19,380
                                               =========    =========    =========

Supplemental disclosure:
  Cash payments for:
         Income taxes                          $  61,319    $  50,331    $  45,382
         Interest                                    980        1,637        5,585

See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                For the years ended June 30, 2000, 1999 and 1998
                    (Dollars in thousands, except share data)



                                               Additional
                                     Common     Paid-in     Treasury    Retained
                                      Stock     Capital       Stock     Earnings        Total
                                     ------     -------      ------     --------        -----

Balance at June 30, 1997          $     442   $ 257,536   $ (10,440)   $  17,896    $ 265,434

Issuance of common stock                  3       3,388        --           --          3,391

Purchase of 774,096 shares of
  treasury stock                       --          --       (23,310)        --        (23,310)

Dividends declared                     --          --          --         (3,730)      (3,730)

Tax benefit associated with the
  exercise of employee stock
  options and warrants                 --         1,389        --           --          1,389

Net income                             --          --          --         71,146       71,146
                                  ---------   ---------   ---------    ---------    ---------

Balance at June 30, 1998                445     262,313     (33,750)      85,312      314,320

Issuance of common stock                  2       2,564        --           --          2,566

Purchase of 1,921,784 shares of
  treasury stock                       --          --       (45,137)        --        (45,137)

Dividends declared                     --          --          --         (4,911)      (4,911)

Tax benefit associated with the
  exercise of employee stock
  options and warrants                 --         2,409        --           --          2,409

Net income                             --          --          --         81,288       81,288
                                  ---------   ---------   ---------    ---------    ---------

Balance at June 30, 1999                447     267,286     (78,887)     161,689      350,535

Issuance of common stock                  4       3,245        --           --          3,249

Purchase of 1,928,350 shares of
  treasury stock                       --          --       (49,606)        --        (49,606)

Dividends declared                     --          --          --         (6,418)      (6,418)

Tax benefit associated with the
  exercise of employee stock
  options and warrants                 --         2,179        --           --          2,179

Net income                             --          --          --         90,570       90,570
                                  ---------   ---------   ---------    ---------    ---------

Balance at June 30, 2000          $     451   $ 272,710   $(128,493)   $ 245,841    $ 390,509
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

     Nature of Operations

     The Company, through its wholly-owned subsidiary, is a leading manufacturer and retailer of quality home furnishings and sells a full range of furniture products and decorative accessories through an exclusive network of 305 retail stores, of which 82 are Ethan Allen-owned and 223 are independently owned. The Company's retail stores are primarily located in North America, with 30 located abroad. Ethan Allen has 20 manufacturing facilities and 3 sawmills throughout the United States.

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

     Reclassifications

     Certain reclassifications have been made to prior years' financial statements to conform with the current year's presentation. These changes did not have a material impact on previously reported results of operations or shareholders' equity.

     Cash Equivalents

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

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies (continued)

     Intangible Assets

     Intangible assets primarily represent goodwill, trademarks and product technology and are amortized on a straight-line basis over forty years. Goodwill represents the excess cost of acquired businesses. The Company continuously assesses the recoverability of these intangible assets by evaluating whether the amortization of the intangible asset balances over the remaining lives can be recovered through expected future results. Expected future results are based on projected undiscounted operating results before the effects of intangible amortization. Product technology is measured based upon wholesale operating income, while goodwill and trademarks are assessed based upon total wholesale and retail operating income. The amount of impairment, if any, is measured based on the fair value or projected discounted future results.

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

     Revenue Recognition

     Sales are recorded to dealers when goods are shipped, at which point title has passed. Sales made through Ethan Allen-owned stores are recognized when delivery is made to the customer.

     Advertising Costs

     Advertising costs are expensed when first aired or distributed. Advertising costs for the fiscal years 2000, 1999, and 1998 were $44,379,664, $43,215,000, and $40,035,000, respectively. Prepaid advertising costs at June 30, 2000 and 1999 were $2,332,000 and $2,806,000, respectively.

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

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies (continued)

     Earnings Per Share

     The Company computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if all dilutive potential common shares were exercised.

     Stock Compensation

     As permitted by SFAS No. 123, the Company follows the provisions of APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for compensation expense related to the issuance of stock options.

     Comprehensive Income

     The Company does not have any components of comprehensive income as defined under SFAS No. 130, "Reporting Comprehensive Income".

     New Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 138 later amended this pronouncement. Both provide guidance on accounting for derivatives and hedging activities. The Company will adopt SFAS No. 133 and No. 138 in fiscal year 2001. However, the Company does not expect these pronouncements to have a material impact on its financial results.


(2)  Inventories

     Inventories at June 30 are summarized as follows (dollars in thousands):

                                              2000           1999
                                            --------       --------

           Finished Goods                   $103,787       $ 92,304
           Work in process                    19,233         16,143
           Raw materials                      35,986         35,598
                                             -------        -------
                                            $159,006       $144,045
                                             =======        =======


(3)  Property, Plant and Equipment

     Property, plant and equipment at June 30 are summarized as follows (dollars in thousands):

                                              2000           1999
                                            --------      ---------

          Land and improvements             $ 40,839       $ 30,849
          Buildings and improvements         192,256        201,543
          Machinery and equipment            138,458         93,576
                                             -------         ------
                                             371,553        325,968
          Less accumulated depreciation     (123,815)      (111,476)
                                             -------        -------
                                            $247,738       $214,492
                                             =======        =======

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  Intangibles

     Intangibles at June 30 are summarized as follows (dollars in thousands):

                                              2000            1999
                                            --------       --------

          Product technology                $ 25,950       $ 25,950
          Trademarks                          28,200         28,200
          Goodwill                            18,795         13,855
          Other                                  350            350
                                             -------        -------
                                              73,295         68,355
          Less accumulated amortization      (18,525)       (16,757)
                                             -------        -------
                                            $ 54,770       $ 51,598
                                             =======        =======

(5)  Borrowings

     Total debt obligations at June 30 consists of the following (dollars in thousands):

                                               2000          1999
                                             -------        -------

          Revolving Credit Facility          $ 8,000        $   -
          Industrial Revenue Bonds,
            2.45%-7.50%, maturing at
            various dates through 2011         8,455          8,455
          Other                                1,452          1,913
                                              ------         ------
            Total debt                        17,907         10,368

          Less current maturities and
            short-term capital lease
            obligations                        8,420            907
                                              ------         ------
            Long-term debt                   $ 9,487        $ 9,611
                                              ======         ======

     On August 25, 1999, the Company entered into a new $125.0 million unsecured Revolving Credit Facility (the "Credit Agreement") with Chase Manhattan Bank as agent. Proceeds from the Credit Agreement may be used for working capital purposes or general corporate purposes.

     The Credit Agreement includes sub-facilities for trade and standby letters of credit of $25.0 million and swingline loans of $3.0 million. Loans under the Credit Agreement bear interest at Chase Manhattan Bank's Alternative Base Rate ("ABR"), or adjusted LIBOR plus 0.625%, which is subject to adjustment arising from changes in the credit rating of Ethan Allen's senior unsecured debt. The Credit Agreement provides for the payment of a commitment fee equal to 0.15% per annum on the average daily unused amount of the revolving credit commitment. The Company is also required to pay a fee equal to 0.75% per annum on the average daily letters of credit outstanding. For fiscal years ended June 30, 2000, 1999 and 1998 the weighted-average interest rates were 6.22%, 6.17% and 8.13%, respectively.

     The Credit Agreement matures in August of 2004 and there are no minimum repayments required during the term of the facility. The revolving loans may be borrowed, repaid and reborrowed over the term of the facility until final maturity.

     The Credit Agreement contains various covenants which limit the ability of the Company and its subsidiaries to incur debt, engage in mergers and consolidations, make restricted payments, make asset sales, make investments and issue stock. The Company is required to meet certain financial covenants including consolidated net worth, fixed charge coverage and leverage ratios.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  Borrowings (continued)

     The Company has loan commitments in the aggregate amount of approximately $1.1 million related to the modernization of its Beecher Falls manufacturing facility. Loans made pursuant to these commitments bear interest at rates ranging from 3.0% to 5.5% and have maturities of 10 to 30 years. The loans have a first and second lien in respect of equipment financed by such loans and a first and second mortgage interest in respect of a building, the construction of which was financed by such loans.

     During fiscal year 1998, the Company completed its optional early redemption of all of its then-outstanding $52.4 million 8-3/4% Senior Notes, due on March 15, 2001, at 101.458% of par value. As a result of the early redemption, an extraordinary charge of $0.8 million or $0.02 a share, net of tax benefit, was recorded. The extraordinary charge included the write-off of unamortized deferred financing costs associated with the Senior Notes and the premium related to the early redemption. During fiscal year 1998, $0.1 million of Senior Notes was repurchased at 102.19% of face value.

     Aggregate scheduled maturities of long-term debt for each of the five fiscal years subsequent to June 30, 2001, and thereafter are as follows (dollars in thousands):

            2002 . . . . . . . . . . .  $    131
            2003 . . . . . . . . . . .       141
            2004 . . . . . . . . . . .        61
            2005 . . . . . . . . . . .     4,662
          Subsequent to 2005 . . . . .     4,492

(6)  Leases

     Ethan Allen leases real property and equipment under various operating lease agreements expiring through the year 2028. Leases covering retail outlets and equipment generally require, in addition to stated minimums, contingent rentals based on retail sales and equipment usage. Generally, the leases provide for renewal for various periods at stipulated rates.

     Future minimum payments by year and in the aggregate under non-cancelable operating leases consisted of the following at June 30, 2000 (dollars in thousands):

          Fiscal Year Ending June 30:
          ---------------------------

                     2001                           $ 12,599
                     2002                             12,736
                     2003                             12,595
                     2004                             10,627
                     2005                              8,160
                     Subsequent to 2005               24,384
                                                     -------

                     Total minimum lease payments   $ 81,101
                                                     =======

     The above amounts will be offset in the aggregate by minimum future rentals from subleases of $20.4 million.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  Leases (continued)

     Total rent expense for the fiscal years ended June 30 was as follows (dollars in thousands):

                                           2000       1999        1998
                                         --------   --------    --------
          Basic rentals under operating
            leases                       $ 16,102   $ 16,761    $ 14,997
          Contingent rentals under
            operating leases                1,972      1,509         977
                                         --------   --------    --------

                                           18,074     18,270      15,974
          Less sublease rent                3,314      2,812       2,173
                                         --------   --------    --------

                                         $ 14,760   $ 15,458    $ 13,801
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

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)  Shareholders' Equity (continued)

     As of June 30, 2000, no shares of Preferred Stock or shares of Class B Common Stock were issued or outstanding.

     The Company has been authorized by its Board of Directors to repurchase its common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. The Company's common stock repurchases are recorded as treasury stock and result in a reduction of shareholders' equity. During fiscal years 2000 and 1999, the Company repurchased 1,928,350 and 1,921,784 shares of its Common Stock for $49.6 million, an average of $25.72 per share and $45.1 million, an average of $23.49 per share, respectively. The Company funded its purchases through cash from operations and through revolver loan borrowings under the Credit Agreement. As of June 30, 2000, the Company has a remaining Board authorization to purchase 1.4 million shares.

(8)  Earnings per Share

     The following table sets forth the calculation of weighted average shares for the fiscal years ended June 30 (shares in thousands):

                                            2000     1999     1998
                                          -------   ------  -------
          Weighted average common shares
            outstanding for basic
            calculation                    40,301   41,278   43,050

          Add: Effect of stock options
            and warrants                      897    1,009    1,086
                                           ------   ------   ------

          Weighted average common shares
            outstanding, adjusted for
            diluted calculation            41,198   42,287   44,136
                                           ======   ======   ======

     Stock options to purchase 986,600 shares of common stock had an exercise price in excess of the average market price in fiscal year 2000. These options have been excluded from the diluted earnings per share calculation since their impact is anti-dilutive.


(9)  Employee Stock Plans

     The Company has reserved 7,419,699 shares of Common Stock for issuance pursuant to the Company's stock option and warrant plans as follows:

     1992 Stock Option Plan

     The 1992 Stock Option Plan provides for the grant of options to employees and non-employee directors to purchase shares of Common Stock that are either qualified or non-qualified under Section 422 of the Internal Revenue Code, as well as stock appreciation rights on such options. The awarding of such options is determined by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer. The options awarded to employees vest 25% per year over a four-year period and are exercisable at the market value of the Common Stock at the date of grant. The maximum number of shares of Common Stock reserved for issuance under the 1992 Stock Option Plan is 5,490,597 shares.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)  Employee Stock Plans (continued)

     Incentive Stock Option Plan

     In 1991, pursuant to the Incentive Stock Option Plan, the Company granted to members of management options to purchase 829,542 shares of Common Stock at an exercise price of $5.50 per share. Such options vest twenty percent per year over a five year period.

     Management Warrants

     Warrants to purchase 699,560 shares of Common Stock were granted to certain key members of management during fiscal years 1991 and 1992. The warrants have been fully earned and were exercisable at $1.23 per share.

     Restricted Stock Award

     Commencing in 1994 and for each of the four subsequent years, annual awards of 30,000 shares of restricted stock were granted to Mr. Kathwari with the vesting based on performance of the Company's stock price during the three year period after grant as compared to the Standard and Poors 500 index. As of June 30, 2000, 90,000 shares have been deemed vested.

     Stock Unit Award

     During fiscal year 1998, the Company established a book account for Mr. Kathwari, which will be credited with 21,000 Stock Units as of July 1 of each year, commencing July 1, 1997, for a total of up to 105,000 Stock Units, with an additional 21,000 Stock Units to be credited in connection with each of the two one-year extensions. Following the termination of Mr. Kathwari's employment, Mr. Kathwari will receive shares of Common Stock equal to the number of Stock Units credited to the account.

     Stock option and warrant activity during fiscal years 2000, 1999 and 1998 is as follows:

                                                   Number of
                                                     Shares
                                    ---------------------------------------
                                      92 Stock      Incentive    Management
                                    Option Plan      Options      Warrants
                                    -----------     ---------   -----------
Options Outstanding
    at June 30, 1997                 1,611,699       383,331       192,834
  Granted in 1998                    1,610,400          --            --
  Exercised in 1998                   (112,629)      (55,210)     (108,274)
  Canceled in 1998                      (6,900)          (15)          (15)
                                    ----------    ----------    ----------
Options Outstanding
    at June 30, 1998                 3,102,570       328,106        84,545
  Granted in 1999                      104,700          --            --
  Exercised in 1999                    (64,034)      (32,247)      (37,756)
  Canceled in 1999                     (33,761)           (2)       (2,101)
                                    ----------    ----------    ----------
Options Outstanding
    at June 30, 1999                 3,109,475       295,857        44,688
  Granted in 2000                      395,290          --            --
  Exercised in 2000                    (88,063)     (281,850)      (44,680)
  Canceled in 2000                     (33,112)           (7)           (8)
                                    ----------    ----------    ----------
Options Outstanding
    at June 30, 2000                 3,383,590       14,000          --
                                    ==========    ==========    ==========

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  Employee Stock Plans (continued)

     The following table summarizes the stock awards outstanding at June 30, 2000:

                                                                    Weighted     Weighted
                                                                     Average      Average
                                          Range of         Number   Remaining    Exercise
                                           Prices       Outstanding   Life        Price
                                      ---------------   ----------- --------     --------

          1992 Stock Option Plan      $ 6.00 to $ 6.50   1,168,400   4.7 yrs     $  6.37
                                      $14.50 to $18.21     157,800   6.7 yrs     $ 15.10
                                      $21.17 to $25.00   1,070,790   7.9 yrs     $ 22.18
                                      $26.25 to $27.81     856,450   7.4 yrs     $ 27.41
                                      $30.75 to $32.67     130,150   8.9 yrs     $ 31.36
                                                        ----------
                                                         3,383,590

          Incentive Options           $ 5.50                14,000   0.5 yrs      $ 5.50

     The following table summarizes the number of shares exercisable at June 30, 2000:

                                                                   Weighted
                                                     Number of      Average
                                  Range of             Shares      Exercise
                                   Prices           Exercisable      Price
                               ---------------      -----------    --------

     1992 Stock Option Plan    $ 6.00 to $ 6.50        808,400      $ 6.37
                               $14.50 to $18.21        112,013      $14.92
                               $21.17 to $25.00        536,000      $21.17
                               $26.25 to $27.81        529,738      $27.47
                               $30.75 to $32.67         18,524      $32.67
                                                     ---------
                                                     2,004,675

     Incentive Options         $ 5.50                   14,000      $ 5.50

     Had compensation costs related to the issuance of stock options under the Company's 1992 Stock Option Plan been determined based on the estimated fair value at the grant dates for awards under SFAS No. 123, the Company's net income end earnings per share for the fiscal years ended June 30, 2000, 1999 and 1998 would have been reduced to the proforma amounts listed below, (dollars in thousands, except per share data):

                                       2000           1999           1998
                                     --------       --------       -------
     Net Income

        As reported                   $90,570        $81,288       $71,146
        Proforma                       86,630         77,840        67,945

     Net Income per Basic Share

        As reported                   $  2.25        $  1.97       $  1.65
        Proforma                         2.15           1.89          1.58

     Net Income per Diluted Share

        As reported                   $  2.20        $  1.92       $  1.61
        Proforma                         2.10           1.84          1.54

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  Employee Stock Plans (continued)

     The per share weighted average fair value of stock options granted during fiscal 2000, 1999 and 1998 was $12.24, $11.98, and $8.59, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions; weighted average risk-free interest rates of 6.22%, 5.15%, and 5.99% for fiscal 2000, 1999 and 1998, respectively, dividend yield of 0.61%, 0.60%, and 0.67% for fiscal 2000, 1999 and 1998, respectively, expected volatility of 45.9%, 46.8%, and 43.3% in fiscal 2000, 1999 and 1998, respectively, and expected lives of five years for each.


(10) Income Taxes

     Total income taxes were allocated as follows (dollars in thousands):

                                          2000        1999        1998
                                        -------     -------     -------

     Income from operations            $ 56,200    $ 51,429    $ 46,582

     Extraordinary charge                  --          --          (527)

     Stockholders' equity                (2,179)     (2,409)     (1,389)
                                       --------    --------    --------
                                       $ 54,021    $ 49,020    $ 44,666
                                       ========    ========    ========

     The income taxes credited to stockholders' equity relate to the tax benefit arising from the exercise of employee stock options.

     Income tax expense attributable to income from operations consists of the following for the fiscal years ended June 30 (dollars in thousands):

                                         2000         1999       1998
                                       --------     -------    --------
     Current:
         Federal                       $ 49,934    $ 44,478    $ 37,205
         State                            8,072       6,971       8,694
                                       --------    --------    --------
               Total current             58,006      51,449      45,899
                                       --------    --------    --------
     Deferred:
         Federal                         (1,650)        (17)        625
         State                             (156)         (3)         58
                                       --------    --------    --------
               Total deferred            (1,806)        (20)        683
                                       --------    --------    --------
     Income tax expense on income
         before extraordinary charge   $ 56,200    $ 51,429    $ 46,582
                                       ========    ========    ========

     The following is a reconciliation of expected income taxes (computed by applying the Federal statutory rate to income before taxes and extraordinary charge) to actual income tax expense (dollars in thousands):

                                          2000        1999       1998
                                        -------     -------    --------
     Computed "expected" income
        tax expense                    $ 51,370    $ 46,451    $ 41,486
     State income taxes, net of
        federal income tax benefit        5,247       4,529       4,786
     Goodwill amortization                  143         117          99
     Other, net                            (560)        332         211
                                       --------    --------    --------
     Income tax expense on income
        before extraordinary charge    $ 56,200    $ 51,429    $ 46,582
                                       ========    ========    ========

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10) Income Taxes (continued)

     The significant components of the deferred tax expense (benefit) are as follows (dollars in thousands):


                                         2000         1999        1998
                                       --------     -------     -------

     Deferred tax (benefit)             $(3,309)    $(1,503)    $  (825)
     Utilization of net operating
       loss carryforwards                 1,503       1,483       1,508
                                        -------     -------     -------

                                        $(1,806)    $   (20)    $   683
                                        =======     =======     =======

     The components of the net deferred tax liability as of June 30 are as follows (dollars in thousands):


                                                2000            1999
                                               --------       -------
     Deferred tax assets:
       Accounts receivable                     $ 1,220        $ 1,045
       Inventories                               3,478          2,430
       Other liabilities and reserves            6,049          4,308
       Net operating loss carryforwards          7,234          8,737
                                               -------        -------
     Total deferred tax asset                   17,981         16,520
                                               -------        -------
     Deferred tax liabilities:
       Property, plant and equipment            24,380         24,335
       Intangible assets other
        than goodwill                           14,199         14,697
       Miscellaneous                             2,365          2,257
                                               -------        -------
     Total deferred tax liability               40,944         41,289
                                               -------        -------
      Net deferred tax liability               $22,963        $24,769
                                               =======        =======

     The Company has tax operating loss carryforwards of approximately $18.5 million at June 30, 2000, of which $7.9 million expires in 2007 and $10.6 million expires in 2008. Pursuant to Section 382 of the Internal Revenue Code, the Company's utilization of the net operating loss carryforwards are subject to an annual limitation of approximately $3.9 million.

     Management believes that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.


(11) Employee Retirement Programs

     The Ethan Allen Retirement Savings Plan

     The Ethan Allen Retirement Savings Plan (the "Plan") is a defined contribution plan which is offered to substantially all employees of the Company who have completed three consecutive months of service regardless of hours worked.

     Ethan Allen may, at its discretion, make a matching contribution to the 401(k) portion of the Plan on behalf of each participant, provided the contribution does not exceed the lesser of 50% of the participant's contribution or $1,000 per participant per Plan year. Total profit sharing and 401(k) company match expense was $3,244,640 in 2000, $2,578,356 in 1999, and $2,287,549 in 1998.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11) Employee Retirement Programs (continued)

     Other Retirement Plans and Benefits

     Ethan Allen provides additional benefits to selected members of senior and middle management in the form of previously entered deferred compensation arrangements and a management incentive program. The total cost of these benefits was $4,361,105, $3,806,708, and $3,105,000 in 2000, 1999 and 1998,
     respectively.

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

     The condensed balance sheets of Ethan Allen as of June 30 are as follows (dollars in thousands):

                                                      2000           1999
                                                    ---------      ---------
          Assets
          Current assets                            $235,782       $209,768
          Non-current assets                         448,059        357,237
                                                    --------       --------
          Total assets                              $683,841       $567,005
                                                    ========       ========

          Liabilities
          Current liabilities                       $106,595       $ 84,500
          Non-current liabilities                     44,794         43,841
                                                    --------       --------
          Total liabilities                         $151,389       $128,341
                                                    ========       ========

     A summary of Ethan Allen's operating activity for each of the years in the three-year period ended June 30, 2000, is as follows:

                                       2000           1999           1998
                                     --------       --------       --------

     Net sales                       $856,171       $762,233       $679,321
     Gross profit                     400,610        354,999        315,575
     Operating income                 146,240        133,060        119,845
     Interest expense                     990          1,639          4,245
     Income before income
       taxes and extraordinary
       charge                         146,911        132,885        118,685
     Net income                      $ 90,711       $ 81,456       $ 71,301


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

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13) Litigation (continued)

     The Company believes its share of waste contributed to these sites is small in relation to the total, however, liability under CERCLA may be joint and several. For two of the sites, the remedial investigation is ongoing. A volume based allocation of responsibility among the parties has been prepared. Numerous other parties have been identified as PRP's at these sites. The Company is also a settling defendant for remedial design and construction activities at one of the sites. Approximately two-thirds of the remedial work has been performed at this site and Ethan Allen's portion of the remedial action will be completed over the next several months. The Company believes that the resolution of such matter will not have a material adverse effect on its financial condition, results of operations, or cash flows.

(14) Segment Information

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

     The following table presents segment information for the fiscal years ended June 30, 2000, 1999, and 1998 (dollars in thousands):

                                   2000           1999            1998
                                 --------       --------        -------
     Net Sales:
     Case goods                 $ 382,144      $ 352,203      $ 328,637
     Upholstery                   194,740        174,599        160,058
     Home accessories              98,371         90,130         71,411
     Other  (1)                     9,378         13,712          9,039
                                ---------      ---------      ---------
       Wholesale Net Sales        684,633        630,644        569,145
     Retail                       371,353        294,701        235,230
     Other  (2)                     6,443          6,392          6,722
     Eliminations                (206,258)      (169,504)      (131,776)
                                ---------      ---------      ---------
       Consolidated Total       $ 856,171      $ 762,233      $ 679,321
                                =========      =========      =========

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14) Segment Information (continued)

                                              2000          1999          1998
                                            --------       -------      -------
     Operating Income:
     Case goods                            $ 131,482     $ 127,514    $ 120,277
     Upholstery                               59,220        53,250       51,150
     Home accessories                         30,958        29,166       22,966
     Unallocated corporate expenses (3)      (90,533)      (87,788)     (86,371)
                                           ---------     ---------    ---------
       Wholesale Operating Income            131,127       122,142      108,022
     Retail                                   20,552        15,146       13,747
     Other  (2)                                  530         1,365        1,692
     Eliminations                             (6,110)       (5,761)      (3,771)
                                           ---------     ---------    ---------
        Consolidated Total                 $ 146,099     $ 132,892    $ 119,690
                                           =========     =========    =========

     Total Assets:
     Case goods                            $ 118,525     $ 107,556    $  90,403
     Upholstery                               35,952        30,861       27,820
     Home accessories                          6,137         7,033        5,521
     Corporate (4)                           282,265       255,125      245,697
                                           ---------     ---------    ---------
       Wholesale Total Assets                442,879       400,575      369,441
     Retail                                  120,364        97,419       76,365
     Other (2)                                 8,338         5,773        5,096
     Inventory profit elimination (5)        (28,010)      (23,145)     (17,779)
                                           ---------     ---------    ---------
        Consolidated Total                 $ 543,571     $ 480,622    $ 443,123
                                           =========     =========    =========

     Capital Expenditures:
     Case goods                            $  12,387     $  17,498    $   8,263
     Upholstery                                4,211         3,073        1,814
     Home accessories                            378           459           21
     Other  (6)                               19,383        15,542       16,778
                                           ---------     ---------    ---------
       Wholesale Capital Expenditures         36,359        36,572       26,876
     Retail                                    3,921         2,893        2,390
     Other  (2)                                1,785         1,163          399
     Acquisition of businesses                12,631         7,164         --
                                           ---------     ---------    ---------
        Consolidated Total                 $  54,696     $  47,792    $  29,665
                                           =========     =========    =========


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

     (4) Corporate assets primarily include receivables from independent dealers, finished goods inventory, property, plant and equipment, intangible assets, deferred tax assets, and the Company's distribution operations.

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

     There are 30 independent retail stores located outside the United States. Approximately 3% of the Company's net sales are derived from sales to these retail stores.

(15) Selected Quarterly Financial Data (Unaudited)

     Tabulated below are certain data for each quarter of the fiscal years ended June 30, 2000, 1999, and 1998 (dollar amounts in thousands, except per share data):

                                               Quarter Ended
                           ---------------------------------------------------
                           September 30  December 31     March 31     June 30
                           ------------  -----------     --------     -------
2000 Quarters:

Net sales                      $189,592     $217,486     $220,300     $228,793
Gross profit                     88,521      103,899      103,148      105,042
Net income                       18,733       24,833       23,171       23,833
Net income per basic
  share                            0.46         0.61         0.58         0.60
Net income per diluted
  share                            0.45         0.59         0.57         0.59
Dividend declared per
  common share                     0.04         0.04         0.04         0.04

1999 Quarters:

Net sales                      $166,226     $193,674     $194,571     $207,762
Gross profit                     77,004       89,756       91,064       97,175
Net income                       16,209       21,186       21,174       22,719
Net income per basic
  share                            0.39         0.51         0.52         0.56
Net income per diluted
  share                            0.38         0.50         0.50         0.54
Dividend declared per
  common share                     0.02         0.03         0.03         0.04

1998 Quarters:

Net sales                      $152,494     $172,743     $171,434     $182,650
Gross profit                     70,766       80,713       80,404       83,692
Income before
 extraordinary charge            14,034       19,091       18,793       20,030
Net income                       14,034       19,091       17,991       20,030
Net income per basic share         0.33         0.44         0.41         0.47
Net income per diluted share       0.32         0.43         0.41         0.45
Dividend declared per common
  share                            0.02         0.02         0.02         0.03

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         No changes in or disagreements with accountants on accounting or financial disclosure occurred in fiscal years 2000, 1999 and 1998.

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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

I.   LISTING OF DOCUMENTS

     (1) Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at June 30, 2000 and 1999, and for the years ended June 30, 2000, 1999 and 1998, consist of the following:

          Consolidated Balance Sheets

          Consolidated Statements of Operations

          Consolidated Statements of Cash Flows

          Consolidated Statements of Shareholders' Equity

          Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules. Financial Statement Schedules of the Company appended hereto, as required for the years ended June 30, 2000, 1999 and 1998, consist of the following:

          Valuation and Qualifying Accounts

          The schedules listed in Reg. 210.5-04, except those listed above, have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3)  The following Exhibits are filed as part of this report on Form 10-K:

     Exhibit
     Number    Exhibit
     -------   ----------------------------------------------------------------

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

     *3(a) Restated Certificate of Incorporation for Green Mountain Holding Corporation

     *3(b)     Restated and Amended By-Laws of Green Mountain Holding
               Corporation

     *3(c)     Restated Certificate of Incorporation of the Company

     *3(c)-1 Certificate of Designation relating to the Series C Junior Participating Preferred Stock

     *3(c)-2 Certificate of Amendment to Restated Certificate of Incorporation as of August 5, 1997

     *3(c)-3 Second Certificate of Amendment to Restated Certificate of Incorporation as of March 27, 1998

     *3(c)-4 Third Certificate of Amendment to Restated Certificate of Incorporation as of April 28, 1999

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

     *3(h)     Certificate of Incorporation of Ethan Allen Manufacturing
               Corporation

     *3(i)     By-Laws of Ethan Allen Manufacturing Corporation

     *4(a)     First Amendment to Management Non-Qualified Stock Option Plan

     *4(b)     Second Amendment to Management Non-Qualified Stock Option Plan

     *4(c)     1992 Stock Option Plan

     Exhibit
     Number    Exhibit
     -------   ----------------------------------------------------------------

     *4(c)-1   First Amendment to 1992 Stock Option Plan

     *4(c)-2   Amended and Restated 1992 Stock Option Plan

     *4(c)-3   First Amendment to Amended and Restated 1992 Stock Option Plan

     *4(c)-4   Second Amendment to Amended and Restated 1992 Stock Option Plan

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

     *4(k)-1 Amended Credit Agreement among the Company, Ethan Allen and Bankers Trust Company

     *4(k)-2 110,000,000 Senior Secured Revolving Credit Facility dated March 10, 1995 between Ethan Allen and Chase Manhattan Bank

     *4(k)-3 Amended and Restated Credit Agreement as of December 4, 1996 between Ethan Allen Inc. and the Chase Manhattan Bank

     *4(k)-4 First Amendment to Amended and Restated Credit Agreement as of August 27, 1997 between Ethan Allen Inc. and the Chase Manhattan Bank

     *4(k)-5 Second Amendment to Amended and Restated Credit Agreement as of October 20, 1998 between Ethan Allen Inc. and the Chase Manhattan Bank

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

     *4(t) Security Agreement, dated as of March 10, 1995, between Ethan Allen Inc. and Chase Manhattan Bank

     *4(u) Rights Agreement, dated as of July 26, 1996, between the Company and Harris Trust and Savings Bank

     *4(v) Registration Rights Agreement, dated March 28, 1997, between the Company and Carriage House Interiors of Colorado, Inc.

     4(w) Credit Agreement as of August 24, 1999 by and among Ethan Allen Inc., Ethan Allen Interiors Inc., the Chase Manhattan Bank, Fleet Bank, N.A. and Wachovia Bank, N.A.

     Exhibit
     Number    Exhibit
     --------  -----------------------------------------------------------------

     *10(b) Employment Agreement, dated June 29, 1989, among Mr. Kathwari, the Company and Ethan Allen

     *10(c) Employment Agreement dated July 27, 1994 among Mr. Kathwari, the Company and Ethan Allen

     *10(d) Restated Directors Indemnification Agreement dated March 1993, among the Company and Ethan Allen and their Directors

     *10(e) Registration Rights Agreement, dated March 1993, by and among Ethan Allen, General Electric Capital Corporation and Smith Barney Inc.

     *10(f)    Form of Management Bonus Plan, dated October 30, 1991

     *10(g)    Ethan Allen Profit Sharing and 401(k) Retirement Plan

     *10(h) General Electric Capital Corporation Credit Card Program Agreement dated August 25, 1995

      10(h)-1 First Amendment to Credit Card Program Agreement dated February 22, 2000

     *10(i) Employment Agreement dated October 28, 1997 between Mr. Kathwari and Ethan Allen Interiors, Inc.

      10(j) Sales Finance Agreement dated June 25, 1999, between the Company and MBNA America Bank, N.A.

      10(k) Amended and Restated Consumer Credit Card Program Agreement dated February 22, 2000, by and among the Company and Monogram Credit Card Bank of Georgia

     *21       List of wholly-owned subsidiaries of the Company

      23       Consent of KPMG LLP

      27       Financial Data Schedule

   * Incorporated by reference to the exhibits filed with the Registration Statement on Form S-1 of the Company and Ethan Allen Inc. filed with the Securities and Exchange Commission on March 16, 1993 (Commission File No. 33-57216), the Registration Statement on Form S-3 of the Company filed with the Securities and Exchange Commission on May 21, 1997 (Commission File No. 333-37545), the Annual Report on Form 10-K of the Company and Ethan Allen Inc. filed with the Securities and Exchange Commission on September 24, 1993 (Commission File No. 1-11806), the Current Report on Form 8-K of the Company and Ethan Allen Inc. filed with the Securities and Exchange Commission on July 3, 1996 (Commission File No. 1-11806), the Quarterly Report on Form 10-Q of the Company and Ethan Allen Inc. filed with the Securities and Exchange Commission on February 13, 1997 (Commission File No. 1-11806), the Quarterly Report on Form 10-Q of the Company and Ethan Allen Inc. filed with the Securities and Exchange Commission on November 14, 1997 (Commission File No. 1-11806), the Quarterly Report on Form 10-Q of the Company and Ethan Allen Inc. filed with the Securities and Exchange Commission on February 12, 1999 (Commission File No. 1-11806), the Quarterly Report on Form 10-Q of the Company and Ethan Allen Inc. filed with the Securities and Exchange Commission on May 13, 1999 (Commission File No. 1-11806), the Quarterly Report on Form 10-Q of the Company and Ethan Allen Inc. filed with the Securities and Exchange Commission on February 14, 2000 (Commission File No. 1-11806), and the Registration
     Statement on Form S-3 of the Company, Ethan Allen, Ethan Allen Manufacturing Corporation, Ethan Allen Finance Corporation and Andover Wood Products Inc. filed with the Securities and Exchange Commission on October 23, 1994 (Commission File No. 33-85578-01) and all supplements thereto.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        As of and for the Fiscal Years Ended June 30, 2000, 1999 and 1998
                             (Dollars in thousands)




                               Balance at      Additions              Balance at
                               Beginning      Charged to                 End of
                               of Period        Income    Adjustments    Period
                               ----------     ----------  ----------- ----------
Accounts Receivable
  Allowance for doubtful accounts:

    June 30, 2000               $ 2,460        $  439     $   (148)      $ 2,751
    June 30, 1999               $ 1,961        $  622     $   (123)      $ 2,460
    June 30, 1998               $ 1,902        $  312     $   (253)      $ 1,961

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ETHAN ALLEN INTERIORS INC.
                                     (Registrant)


                                     By /s/ M. Farooq Kathwari
                                       ----------------------------------------
                                        Chairman, Chief Executive Officer
                                         and Director


                                     ETHAN ALLEN INC.
                                     (Registrant)


                                     By /s/ M. Farooq Kathwari
                                       ----------------------------------------
                                        Chairman, Chief Executive Officer
                                         and Director

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




     /s/    M. Farooq Kathwari              Chairman, Chief Executive
----------------------------------------    Officer, Acting Principal Financial
        (M. Farooq Kathwari)                Officer and Director





     /s/ Clinton A. Clark                   Director
---------------------------------------
       (Clinton A. Clark)




     /s/ Kristin Gamble                     Director
---------------------------------------
      (Kristin Gamble)




     /s/ Horace McDonell                    Director
---------------------------------------
       (Horace McDonell)




     /s/ Edward H. Meyer                    Director
---------------------------------------
       (Edward H. Meyer)




     /s/ William W. Sprague                 Director
---------------------------------------
      (William W. Sprague)




     /s/ Michele Bateson                    Corporate Controller, Principal
---------------------------------------     Accounting Officer
         (Michele Bateson)

                                                                    EXHIBIT 4(w)


                                                                  CONFORMED COPY


================================================================================


                                CREDIT AGREEMENT

                                   dated as of

                                 August 25, 1999

                                      among

                                ETHAN ALLEN INC.,
                                  as Borrower,

                           ETHAN ALLEN INTERIORS INC.,


                            The Lenders Party Hereto,

                            THE CHASE MANHATTAN BANK,
                            as Administrative Agent,

                                FLEET BANK, N.A.,
                           as Co-Documentation Agent,

                                       and

                              WACHOVIA BANK, N.A.,
                            as Co-Documentation Agent

                           ---------------------------

                             CHASE SECURITIES INC.,
                                   as Arranger

================================================================================

                                               [CS&M Reference Number: 6700-868]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                    ARTICLE I

                                   DEFINITIONS

SECTION 1.01.  Defined Terms...................................................1
SECTION 1.02.  Terms Generally................................................10


                                   ARTICLE II

                                   THE CREDITS

SECTION 2.01.  Commitments....................................................11
SECTION 2.02.  Loans..........................................................11
SECTION 2.03.  Borrowing Procedure; Interest Rate Elections...................12
SECTION 2.04.  Evidence of Debt; Repayment of Loans...........................13
SECTION 2.05.  Fees...........................................................13
SECTION 2.06.  Interest on Loans..............................................14
SECTION 2.07.  Default Interest...............................................14
SECTION 2.08.  Alternate Rate of Interest.....................................14
SECTION 2.09.  Termination and Reduction of Commitments.......................15
SECTION 2.10.  Prepayment.....................................................15
SECTION 2.11.  Reserve Requirements; Change in Circumstances..................15
SECTION 2.12.  Change in Legality.............................................16
SECTION 2.13.  Indemnity......................................................17
SECTION 2.14.  Pro Rata Treatment.............................................17
SECTION 2.15.  Sharing of Setoffs.............................................17
SECTION 2.16.  Payments.......................................................18
SECTION 2.17.  Taxes..........................................................18
SECTION 2.18.  Assignment of Commitments Under Certain Circumstances..........20
SECTION 2.19.  Swingline Loans................................................20
SECTION 2.20.  Letters of Credit..............................................21


                                   ARTICLE III

                         REPRESENTATIONS AND WARRANTIES

SECTION 3.01.  Organization; Powers..........................................24
SECTION 3.02.  Authorization.................................................25
SECTION 3.03.  Enforceability................................................25
SECTION 3.04.  Governmental Approvals........................................25
SECTION 3.05.  Financial Statements..........................................25
SECTION 3.06.  No Material Adverse Change....................................25
SECTION 3.07.  Title to Properties; Possession Under Leases..................25
SECTION 3.08.  Subsidiaries..................................................25
SECTION 3.09.  Litigation; Compliance with Laws..............................25
SECTION 3.10.  Agreements....................................................26
SECTION 3.11.  Federal Reserve Regulations...................................26
SECTION 3.12.  Investment Company Act; Public Utility Holding Company Act....26
SECTION 3.13.  Use of Proceeds...............................................26
SECTION 3.14.  Tax Returns...................................................26
SECTION 3.15.  No Material Misstatements.....................................26
SECTION 3.16.  Employee Benefit Plans........................................27
SECTION 3.17.  Environmental Matters.........................................27
SECTION 3.18.  Insurance.....................................................27
SECTION 3.19.  Labor Matters.................................................27
SECTION 3.20.  Patents, Trademarks, etc......................................28
SECTION 3.21.  Year 2000.....................................................28

                                   ARTICLE IV

                                   CONDITIONS

SECTION 4.01.  All Credit Events.............................................28
SECTION 4.02.  Effectiveness.................................................28


                                    ARTICLE V

                              AFFIRMATIVE COVENANTS

SECTION 5.01.  Existence; Businesses and Properties..........................29
SECTION 5.02.  Insurance.....................................................30
SECTION 5.03.  Obligations and Taxes.........................................30
SECTION 5.04.  Financial Statements, Reports, etc............................30
SECTION 5.05.  Litigation and Other Notices..................................31
SECTION 5.06.  Employee Benefits.............................................31
SECTION 5.07.  Maintaining Records; Access to Properties and Inspections.....31
SECTION 5.08.  Use of Proceeds...............................................32
SECTION 5.09.  Further Assurances............................................32
SECTION 5.10.  Environmental Matters.........................................32


                                   ARTICLE VI

                               NEGATIVE COVENANTS

SECTION 6.01.  Indebtedness..................................................33
SECTION 6.02.  Liens.........................................................34
SECTION 6.03.  Certain Acquisitions..........................................34
SECTION 6.04.  Mergers, Consolidations and Sales of Assets...................34
SECTION 6.05.  Business of Holdings, Borrower and Subsidiaries...............34
SECTION 6.06.  Consolidated Net Worth........................................35
SECTION 6.07.  Consolidated Fixed Charge Coverage Ratio......................35
SECTION 6.08.  Leverage Ratio................................................35
SECTION 6.09.  Restrictive Agreements........................................35


                                   ARTICLE VII

                                EVENTS OF DEFAULT

                                  ARTICLE VIII

                            THE ADMINISTRATIVE AGENT

                                   ARTICLE IX

                                  MISCELLANEOUS

SECTION 9.01.  Notices.......................................................39
SECTION 9.02.  Survival of Agreement.........................................39
SECTION 9.03.  Binding Effect................................................40
SECTION 9.04.  Successors and Assigns........................................40
SECTION 9.05.  Expenses; Indemnity...........................................42
SECTION 9.06.  Right of Setoff...............................................43
SECTION 9.07.  APPLICABLE LAW................................................43

SECTION 9.08.  Waivers; Amendment............................................43
SECTION 9.09.  Interest Rate Limitation......................................43
SECTION 9.10.  Entire Agreement..............................................44
SECTION 9.11.  WAIVER OF JURY TRIAL..........................................44
SECTION 9.12.  Severability..................................................44
SECTION 9.13.  Counterparts..................................................44
SECTION 9.14.  Headings......................................................44
SECTION 9.15.  Jurisdiction; Consent to Service of Process...................44
SECTION 9.16.  Confidentiality...............................................45
SECTION 9.17.  Defaulting Lender.............................................45


SCHEDULES:

Schedule 2.01 -- Commitments
Schedule 3.08 -- Excluded  Subsidiaries
Schedule 3.09 -- Litigation
Schedule 3.17 -- Environmental  Matters
Schedule 3.18 -- Insurance
Schedule 6.02 -- Existing Liens
Schedule 6.09 -- Existing Restrictions

EXHIBITS:

Exhibit A -- Form of Assignment and Acceptance
Exhibit B -- Form of Opinion of Roxanne Khazarian, Esq.
Exhibit C -- Form of Guarantee Agreement
Exhibit D -- Form of Indemnity, Subrogation and Contribution Agreement

                           CREDIT AGREEMENT dated as of August 25, 1999, among ETHAN ALLEN INC., a Delaware corporation (the "Borrower"), ETHAN ALLEN INTERIORS INC., a Delaware corporation ("Holdings"), the financial institutions from time to time parties hereto (together with the Swingline Lender (as defined below), the "Lenders"), THE CHASE MANHATTAN BANK, a New York banking corporation, as swingline lender (in such capacity, the "Swingline Lender"), and as administrative agent (in such capacity, the "Administrative Agent") for the Lenders, and FLEET BANK, N.A., a national banking association, and WACHOVIA BANK, N.A., a national banking association, as co-documentation agents (in such capacity, the "Co- Documentation Agents") for the Lenders.

     The parties hereto agree as follows:

ARTICLE I. DEFINITIONS

     SECTION 1.01. Defined Terms. As used in this Agreement, the following terms shall have the meanings specified below:

     "ABR Borrowing" shall mean a Borrowing comprised of ABR Loans.

     "ABR Loan" shall mean any Loan bearing interest at the Alternate Base Rate in accordance with the provisions of Article II.

     "Adjusted LIBO Rate" shall mean, with respect to any Eurodollar Borrowing for any Interest Period, an interest rate per annum (rounded, if necessary, to the next 1/16 of 1%) equal to the product of (a) the LIBO Rate in effect for such Interest Period and (b) Statutory Reserves.

     "Administrative Agent Fees" shall have the meaning assigned to such term in
Section 2.05(b).

     "Administrative Questionnaire" shall mean an Administrative Questionnaire in the form of Exhibit A.

     "Affiliate" shall mean, when used with respect to a specified person, another person that directly, or indirectly through one or more intermediaries, Controls or is Controlled by or is under common Control with the person specified.

     "Aggregate Revolving Credit Exposure" shall mean the aggregate amount of the Lenders' Revolving Credit Exposures.

     "Alternate Base Rate" shall mean, for any day, a rate per annum (rounded, if necessary, to the next 1/16 of 1%) equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Base CD Rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. If for any reason the Administrative Agent shall have determined (which determination shall be conclusive absent manifest error) that it is unable to ascertain the Base CD Rate or the Federal Funds Effective Rate or both for any reason, including the inability or failure of the Administrative Agent to obtain sufficient quotations in accordance with the terms thereof, the Alternate Base Rate shall be determined without regard to clause (b) or (c), or both, of the preceding sentence, as appropriate, until the circumstances giving rise to such inability no longer exist. Any change in the Alternate Base Rate due to a change in the Prime Rate, the Three-Month Secondary CD Rate or the Federal Funds Effective Rate shall be effective on the effective date of such change in the Prime Rate, the Three-Month Secondary CD Rate or the Federal Funds Effective Rate, respectively.

     "Applicable Fixed Charge Coverage Ratio" shall mean, at any time, the Consolidated Fixed Charge Coverage Ratio for the most recent period of four consecutive fiscal quarters of the Borrower for which financial statements have been delivered to the Administrative Agent pursuant to Section 5.04.

     "Applicable Percentage" shall mean, with respect to any Eurodollar Loan or ABR Loan, or with respect to the Commitment Fees or L/C Participation Fees, as the case may be, the applicable percentage set forth below under the caption "Eurodollar Spread" or "ABR Spread" or "Commitment Fee" or "L/C Participation Fee", as the case may be, based upon the Borrower's senior, unsecured, noncredit enhanced debt ratings by Moody's and S&P, respectively, applicable on such date:

                        Eurodollar      ABR     Commitment    L/C Participation
Index Debt Ratings:      Spread       Spread        Fee              Fee
-------------------     ----------    ------    ----------    ------------------
    Category 1
    ----------
  A-/A3 or better         0.500%      0.000%      0.125%            0.500%

--------------------------------------------------------------------------------
    Category 2
    ----------
     BBB+/Baa1            0.625%      0.000%      0.150%            0.625%

--------------------------------------------------------------------------------
    Category 3
    ----------
     BBB/Baa2             0.750%      0.000%      0.175%            0.750%

--------------------------------------------------------------------------------
    Category 4
    ----------
     BBB-/Baa3             1.00%      0.000%      0.200%            1.00%
------------------------------------------------------------- ------------------
    Category 5             1.25%      0.250%      0.250%            1.25%
    ----------
  Below BBB-/Baa3


     For purposes of the foregoing, (i) if either Moody's or S&P shall not have in effect a rating for the Borrower's senior, unsecured, noncredit enhanced debt (other than by reason of the circumstances referred to in the last sentence of this definition), then such rating agency shall be deemed to have established a rating in Category 5; (ii) if the ratings established or deemed to have been established by Moody's and S&P for the Borrower's senior, unsecured, noncredit enhanced debt shall fall within different Categories, the Applicable Percentage shall be based on the higher of the two ratings unless one of the two ratings is two or more Categories lower than the other, in which case the Applicable Percentage shall be determined by reference to the Category next below that of the higher of the two ratings; and (iii) if the ratings established or deemed to have been established by Moody's and S&P for the Borrower's senior, unsecured, noncredit enhanced debt shall be changed (other than as a result of a change in the rating system of Moody's or S&P), such change shall be effective as of the date on which it is first announced by the applicable rating agency. Each change in the Applicable Percentage shall apply during the period commencing on the effective date of such change and ending on the date immediately preceding the effective date of the next such change. If the rating system of Moody's or S&P shall change, or if either such rating agency shall cease to be in the business of rating corporate debt obligations, the Borrower and the Lenders shall negotiate in good faith to amend this definition to reflect such changed rating system or the unavailability of ratings from such rating agency and, pending the effectiveness of any such amendment, the Applicable Percentage shall be determined by reference to the rating most recently in effect prior to such change or cessation.

     "Assessment Rate" shall mean for any date the annual rate (rounded, if necessary, to the next 1/100 of 1%) most recently estimated by the Administrative Agent as the then current net annual assessment rate that will be employed in determining amounts payable by the Administrative Agent to the Federal Deposit Insurance Corporation (or any successor) for insurance by such Corporation (or such successor) of time deposits made in Dollars at the Administrative Agent's domestic offices.

     "Assignment and Acceptance" shall mean an assignment and acceptance entered into by a Lender and an assignee, and accepted by the Administrative Agent, substantially in the form of Exhibit B or such other form as shall be approved by the Administrative Agent.

     "Base CD Rate" shall mean the sum of (a) the product of (i) the Three-Month Secondary CD Rate and (ii) Statutory Reserves and (b) the Assessment Rate.

     "Board" shall mean the Board of Governors of the Federal Reserve System of the United States.

     "Borrowing" shall mean a group of Loans of a single Type made by the Lenders on a single date and as to which a single Interest Period is in effect.

     "Borrowing Request" shall mean a request by the Borrower in accordance with the terms of Section 2.03 and substantially in the form of Exhibit C.

     "Business Day" shall mean any day other than a Saturday, Sunday or day on which banks in New York City are authorized or required by law to close; provided, however, that when used in connection with a Eurodollar Loan, the term "Business Day" shall also exclude any day on which banks are not open for dealings in Dollar deposits in the London interbank market.

     "Capital Lease Obligations" of any person shall mean the obligations of such person to pay rent or other amounts under any lease of (or other arrangement conveying the right to use) real or personal property, or a combination thereof, which obligations are required to be classified and accounted for as capital leases on a balance sheet of such person under GAAP, and the amount of such obligations shall be the capitalized amount thereof determined in accordance with GAAP.

     "Cash Equivalents" shall mean (a) securities with maturities of one year or less from the date of acquisition issued or fully guaranteed by the United States or any agency or instrumentality thereof, (b) certificates of deposit, banker's acceptances and time deposits with maturities of one year or less from the date of acquisition and overnight bank deposits, in each case of any commercial bank having a longterm unsecured debt rating of at least "A" by S&P or "A2" by Moody's, (c) repurchase obligations with a term of not more than twelve days for underlying securities of the types described in clauses (a) and
(b) above entered into with any of the Lenders and (d) commercial paper of a domestic issuer with maturities of one year or less rated at least A-1 by S&P or P-1 by Moody's; (e) commercial paper of any bank or other financial institution meeting the qualifications in clause (b) above; and (f) investments in money market funds, substantially all assets of which comprise securities of the types described in clauses (a) through (e) above.

     A "Change in Control" shall be deemed to have occurred if (a) Holdings shall cease to own 100% of the capital stock of the Borrower, (b) any person or group (within the meaning of Rule 13d-5 of the Securities Exchange Act of 1934 as in effect on the date hereof) shall own directly or indirectly, beneficially or of record, shares representing 30% or more of the aggregate ordinary voting power represented by the issued and outstanding capital stock of Holdings; (c) a majority of the seats (other than vacant seats) on the board of directors of Holdings shall at any time have been occupied by persons who were neither (i) nominated by the board of directors of Holdings, nor (ii) appointed by directors so nominated; or (d) any person or group shall otherwise directly or indirectly Control Holdings.

     "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

     "Commitment" shall mean, with respect to any Lender, such Lender's Revolving Credit Commitment and Swingline Commitment and, with respect to the Issuing Bank, its L/C Commitment.

     "Commitment Fee" shall have the meaning assigned to such term in Section 2.05(a).

     "Consolidated Capital Expenditures" shall mean, for any period, the sum of
(a) the aggregate of all expenditures (whether paid in cash or other consideration or accrued as a liability) by the Borrower and its consolidated Subsidiaries during such period that, in conformity with GAAP, should be included in "additions to property, plant or equipment" or comparable items reflected in the consolidated statement of cash flows of the Borrower and its consolidated Subsidiaries; provided that "Consolidated Capital Expenditures" shall not include (i) any of the foregoing expenditures to the extent made with the proceeds from property or casualty insurance or compensation with respect to eminent domain or condem nation proceedings or (ii) any of the foregoing expenditures to the extent constituting an acquisition made in reliance upon clause (b) of Section 6.04; plus (b) the aggregate of all payments of Capital Lease Obligations during such period (except to the extent allocable to interest).

     "Consolidated EBITDA" shall mean, for any period, Consolidated Net Income for such period, before giving effect to any extraordinary gains or losses or any gains or losses resulting from sales of assets (other than sales of inventory in the ordinary course of business), plus, to the extent deducted in computing such Consolidated Net Income, the sum of (a) income tax expense (whether paid or deferred), (b) Consolidated Interest Expense, (c) depreciation and amortization and (d) any non-cash charges resulting from any restructuring or consolidation of operations or any grant, exercise or cancellation of stock options or warrants.

     "Consolidated Fixed Charge Coverage Ratio" shall mean, for any period, the ratio of (a) the sum of (i) Consolidated EBITDA plus (ii) Rental Expense minus
(iii) Consolidated Capital Expenditures to (b) the sum of (i) Consolidated Interest Expense plus (ii) Rental Expense, in each case for such period.

     "Consolidated Interest Expense" shall mean, for any period, the gross consolidated interest expense of the Borrower for such period determined on a consolidated basis in accordance with GAAP, and including, to the extent not otherwise included, Capital Lease Obligations (to the extent allocable to interest) and all commissions, discounts and other fees and charges with respect to letters of credit and bankers' acceptances and the net costs (i.e. costs minus benefits) under interest rate protection agreements and other interest hedging arrangements, but excluding amortization of deferred financing costs to the extent otherwise included.

     "Consolidated Net Income" shall mean, for any period, the consolidated net income or loss of the Borrower for such period determined on a consolidated basis in accordance with GAAP.

     "Consolidated Net Worth" shall mean, as of any date of determination, the consolidated stockholders' equity of the Borrower determined on a consolidated basis in accordance with GAAP less the amount of any Indebtedness of Holdings to the Borrower included as an asset of the Borrower in determining such consolidated stockholders' equity.

     "Consolidated Total Assets" shall mean, as of any date of determination, the total assets which would properly be classified as consolidated assets of the Borrower and its Subsidiaries at such date in accordance with GAAP.

     "Consolidated Total Debt" shall mean, as of any date of determination, all Indebtedness (excluding (a) Guarantees of Indebtedness, to the extent the Guaranteed Indebtedness is already included, (b) Indebtedness of the type described in clause (i) of the definition of the term Indebtedness and (c) to the extent such Indebtedness is contingent in nature, Indebtedness of the type described in clause (j) of the definition of the term Indebtedness) of the Borrower and its consolidated Subsidiaries determined on a consolidated basis in accordance with GAAP.

     "Control" shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a person, whether through the ownership of voting securities, by contract or otherwise, and "Controlling" and "Controlled" shall have meanings correlative thereto.

     "Credit Event" shall have the meaning assigned to such term in Section
4.01.

     "Default" shall mean any event or condition which upon notice, lapse of time or both would constitute an Event of Default.

     "Dollars" or "$" shall mean lawful money of the United States of America.

     "Effective Date" means the date on which the conditions specified in
Section 4.02 are satisfied (or waived in accordance with Section 9.08).

     "Environment" shall mean ambient air, surface water and groundwater (including potable water, navigable water and wetlands), the land surface or subsurface strata, the workplace or as otherwise defined in any Environmental Law.

     "Environmental Claim" means any written accusation, allegation, notice of violation, claim, demand, order, directive, cost recovery action or other cause of action by, or on behalf of, any Governmental Authority or any person for damages, injunctive or equitable relief, personal injury (including sickness, disease or death), Remedial Action costs, tangible or intangible property damage, natural resource damages, nuisance, pollution, any adverse effect on the environment caused by any Hazardous Material, or for fines, penalties or restrictions, resulting from or based upon: (a) the existence, or the continuation of the existence, of a Release (including sudden or non-sudden, accidental or non-accidental Releases); (b) exposure to any Hazardous Material;
(c) the presence, use, handling, transportation, storage, treatment or disposal of any Hazardous Material; or (d) the violation or alleged violation of any Environmental Law or Environmental Permit.

     "Environmental Law" means any and all applicable present and future treaties, laws, rules, regulations, codes, ordinances, orders, decrees, judgments, injunctions, notices or binding agreements issued, promulgated or entered into by any Governmental Authority, relating in any way to the environment, preservation or reclamation of natural resources, the management, Release or threatened Release of any Hazardous Material or to health and safety matters, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, 42 U.S.C.ss.ss. 9601 et seq. (collectively "CERCLA"), the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 and Hazardous and Solid Amendments of 1984, 42 U.S.C.ss.ss. 6901 et seq., the Federal Water Pollution Control Act, as amended by the Clean Water Act of 1977, 33 U.S.C.ss.ss. 1251 et seq., the Clean Air Act of 1970, as amended 42 U.S.C.ss.ss. 7401 et seq., the Toxic Substances Control Act of 1976, 15 U.S.C.ss.ss. 2601 et seq., the Occupational Safety and Health Act of 1970, as amended, 29 U.S.C.ss.ss. 651 et seq., the Emergency Planning and Community Right-to-Know Act of 1986, 42 U.S.C.ss.ss. 11001 et seq., the Safe Drinking Water Act of 1974, as amended, 42 U.S.C.ss.ss. 300(f) et seq., the Hazardous Materials Transportation Act, 49 U.S.C.ss.ss. 1801 et seq., and any similar or implementing state or local law, and all amendments or regulations promulgated thereunder.

     "Environmental Permit" means any permit, approval, authorization, certificate, license, variance, filing or permission required by or from any Governmental Authority pursuant to any Environ mental Law.

     "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as the same may be amended from time to time.

     "ERISA Affiliate" shall mean any trade or business (whether or not incorporated) that, together with the Borrower, is treated as a single employer under Section 414 of the Code.

     "Eurodollar Borrowing" shall mean a Borrowing comprised of Eurodollar
Loans.

     "Eurodollar Loan" shall mean any Loan bearing interest at a rate determined by reference to the Adjusted LIBO Rate in accordance with the provisions of
Article II.

     "Event of Default" shall have the meaning assigned to such term in Article VII.

     "Excluded Subsidiary" shall mean, at any time, any Subsidiary of the Borrower identified on Schedule 3.08 as an "Excluded Subsidiary" and that has not ceased to be an "Excluded Subsidiary" as provided below; provided that such Subsidiary (a) does not own assets or properties that, together with the assets and properties owned by all other Subsidiaries that are treated as "Excluded Subsidiaries", have a fair market value, in the aggregate, in excess of $5,000,000, (b) did not, during the period of four consecutive fiscal quarters of the Borrower ended on the most recent date for which quarterly or annual financial statements of Holdings are available, have revenues that, together with the revenues of all other Subsidiaries that are treated as "Excluded Subsidiaries", accounted for more than 3% of the consolidated revenues of the Borrower and its Subsidiaries during such period, and (c) does not have any Indebtedness or any other material liabilities. At any time the Borrower may, and shall if one or more Excluded Subsidiaries fail to satisfy one or more of the conditions described in clauses (a) through (d) above, notify the Administrative Agent that one or more Excluded Subsidiaries shall cease to constitute an "Excluded Subsidiary", whereupon such Subsidiary or Subsidiaries shall cease to constitute an "Excluded Subsidiary" for all purposes hereof. The Borrower may not designate any Subsidiary that is not an Excluded Subsidiary as an Excluded Subsidiary.

     "Existing Credit Agreement" means the Amended and Restated Credit Agreement dated as of March 10, 1995, as amended and restated as of December 4, 1996, among the Borrower, Holdings, the financial institutions from time to time parties thereto and The Chase Manhattan Bank, as administrative agent.

     "Existing Letters of Credit" means any Letters of Credit that remain outstanding under the Existing Credit Agreement on the Effective Date.

     "Federal Funds Effective Rate" shall mean, for any day, the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published on the next succeeding Business Day by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for the day of such transactions received by the Administrative Agent from three Federal funds brokers of recognized standing selected by it.

     "Financial Officer" of any corporation shall mean the chief financial officer, principal accounting officer, Treasurer or Controller of such corporation, and the Assistant Treasurer and Assistant Controller for the purpose of giving notice pursuant to Sections 2.03, 2.10, 2.19 and 2.20.

     "Foreign Subsidiary" shall mean any Subsidiary organized outside of the United States.

     "GAAP" shall mean generally accepted accounting principles applied on a consistent basis.

     "Governmental Authority" shall mean any Federal, state, local or foreign court or governmental agency, authority, instrumentality or regulatory body.

     "Guarantee" of or by any person shall mean any obligation, contingent or otherwise, of such person guaranteeing or having the economic effect of guaranteeing any Indebtedness of any other person (the "primary obligor") in any manner, whether directly or indirectly, and including any obligation of such person, direct or indirect, (a) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or to purchase (or to advance or supply funds for the purchase of) any security for the payment of such Indebtedness, (b) to purchase or lease property, securities or services for the purpose of assuring the owner of such Indebtedness of the payment of such Indebtedness or (c) to maintain working capital, equity capital or any other financial statement condition or liquidity of the primary obligor so as to enable the primary obligor to pay such Indebtedness; provided, however, that the term Guarantee shall not include endorsements for collection or deposit in the ordinary course of business.

     "Guarantee Agreement " shall mean the Guarantee Agreement, substantially in the form of Exhibit C, among the Guarantors and the Administrative Agent.

     "Guarantors" shall mean Holdings and the Subsidiary Guarantors.

     "Hazardous Materials" means all explosive or radioactive substances or wastes, hazardous or toxic substances or wastes, pollutants, solid, liquid or gaseous wastes, including petroleum or petroleum distillates, asbestos or asbestos containing materials, polychlorinated biphenyls ("PCBs") or PCB-containing materials or equipment, radon gas, infectious or medical wastes and all other substances or wastes of any nature regulated pursuant to any Environmental Law.

     "Indebtedness" of any person shall mean, without duplication, (a) all obligations of such person for borrowed money or with respect to deposits or advances of any kind, (b) all obligations of such person evidenced by bonds, debentures, notes or similar instruments, (c) all obligations of such person upon which interest charges are customarily paid, (d) all obligations of such person under conditional sale or other title retention agreements relating to property or assets purchased by such person, (e) all obligations of such person issued or assumed as the deferred purchase price of property or services (excluding trade accounts payable and accrued obligations incurred in the ordinary or customary course of business), (f) all Indebtedness of others secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien on property owned or acquired by such person, whether or not the obligations secured thereby have been assumed, (g) all Guarantees by such person of Indebtedness of others, (h) all Capital Lease Obligations of such person, (i) all obligations of such person in respect of Rate Protection Agreements and (j) all obligations of such person as an account party in respect of letters of credit and bankers' acceptances. The Indebtedness of any person shall include the Indebtedness of any partnership in which such person is a general partner.

     "Indemnity, Subrogation and Contribution Agreement" shall mean the Indemnity, Subrogation and Contribution Agreement, substantially in the form of Exhibit D, among the Borrower, the Subsidiary Guarantors and the Administrative Agent.

     "Information Memorandum" shall mean the confidential information memorandum, dated as of July 1999, prepared by the Borrower and distributed by the Administrative Agent to the Lenders.

     "Interest Payment Date" shall mean, with respect to any Loan, the last day of the Interest Period applicable to the Borrowing of which such Loan is a part and, in the case of a Eurodollar Borrowing with an Interest Period of more than three months' duration, each day that would have been an Interest Payment Date had successive Interest Periods of three months' duration been applicable to such Borrowing, and, in addition, any date on which such Loan shall be changed to a different Type.

     "Interest Period" shall mean (a) as to any Eurodollar Borrowing, the period commencing on the date of such Borrowing or on the last day of the immediately preceding Interest Period applicable to such Borrowing, as the case may be, and ending on the numerically corresponding day (or, if there is no numerically corresponding day, on the last day) in the calendar month that is 1, 2, 3, 6 or (if available, as determined by the Administrative Agent and the Lenders) 9 or 12 months thereafter, as the Borrower may elect and (b) as to any ABR Borrowing, the period commencing on the date of such Borrowing or on the last day of the immediately preceding Interest Period applicable to such Borrowing, as the case may be, and ending on the earliest of (i) the next succeeding March 31, June 30, September 30 or December 31, (ii) the Revolving Credit Maturity Date and (iii) the date such Borrowing is prepaid in accordance with Section 2.10(b); provided, however, that if any Interest Period would end on a day other than a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless, in the case of a Eurodollar Borrowing only, such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day. Interest shall accrue from and including the first day of an Interest Period to but excluding the last day of such Interest Period.

     "Issuing Bank" shall mean, as the context may require, (a) The Chase Manhattan Bank or (b) any other Lender that may become an Issuing Bank pursuant to Section 2.20(i) or 2.20(k), with respect to Letters of Credit issued by such Lender. The Issuing Bank may, in its discretion, arrange for one or more Letters of Credit to be issued by Affiliates of the Issuing Bank, in which case the term "Issuing Bank" shall include any such Affiliate with respect to Letters of Credit issued by such Affiliate.

     "Issuing Bank Fees" shall have the meaning assigned to such term in Section 2.05(c).

     "L/C Commitment" shall mean the commitment of the Issuing Bank to issue Letters of Credit pursuant to Section 2.20.

     "L/C Disbursement" shall mean a payment or disbursement made by the Issuing Bank pursuant to a Letter of Credit.

     "L/C Exposure" shall mean at any time the sum of (a) the aggregate undrawn amount of all outstanding Letters of Credit at such time plus (b) the aggregate principal amount of all L/C Disbursements that have not yet been reimbursed at such time. The L/C Exposure of any Revolving Credit Lender at any time shall mean its Pro Rata Percentage of the aggregate L/C Exposure at such time.

     "L/C Participation Fee" shall have the meaning assigned to such term in
Section 2.05(c).

     "Letter of Credit" shall mean any letter of credit issued pursuant to
Section 2.20.

     "Leverage Ratio" shall mean, on any date, the ratio of (a) Consolidated Total Debt to (b) the sum of (i) Consolidated Total Debt and (ii) Consolidated Net Worth, in each case as of such date.

     "LIBO Rate" shall mean, with respect to any Eurodollar Borrowing, the rate (rounded, if necessary, to the next 1/16 of 1%) at which Dollar deposits approximately equal in principal amount to the Administrative Agent's portion of such Eurodollar Borrowing and for a maturity comparable to such Interest Period are offered to the principal London office of the Administrative Agent in immediately available funds in the London interbank market at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period.

     "Lien" shall mean, with respect to any asset, (a) any mortgage, deed of trust, lien, pledge, encumbrance, charge or security interest in or on such asset, (b) the interest of a vendor or a lessor under any conditional sale agreement, capital lease or title retention agreement relating to such asset and
(c) in the case of securities, any purchase option, call or similar right of a third party with respect to such securities.

     "Loan Documents" shall mean this Agreement, the Guarantee Agreement, the Indemnity, Subrogation and Contribution Agreement and the Notes, if any.

     "Loan Parties" shall mean the Borrower and the Guarantors.

     "Loans" shall mean the Revolving Loans and the Swingline Loans.

     "Margin Stock" shall have the meaning assigned to such term in Regulation
U.

     "Material Adverse Effect" shall mean (a) a materially adverse effect on the business, assets, operations, prospects or condition, financial or otherwise, of Holdings, or the Borrower, or the Borrower and the Subsidiaries taken as a whole, (b) material impairment of the ability of any Loan Party to perform any of its obligations under any Loan Document to which it is or will be a party or
(c) material impairment of the rights of or benefits available to the Lenders under any Loan Document.

     "Moody's" shall mean Moody's Investors Service, Inc., and its successors.

     "Multiemployer Plan" shall mean a multiemployer plan as defined in Section 4001(a)(3) of ERISA to which the Borrower or any ERISA Affiliate (other than one considered an ERISA Affiliate only pursuant to subsection (m) or (o) of Code
Section 414) is making or accruing an obligation to make contributions, or has within any of the preceding five plan years made or accrued an obligation to make contributions.

     "Non Wholly Owned Subsidiary" shall mean a Subsidiary that is not a Wholly Owned Subsidiary.

     "Note" shall mean a promissory note of the Borrower, substantially in the form of Exhibit D.

     "Obligations" shall mean all obligations defined as "Obligations" in the Guarantee Agreement.

     "PBGC" shall mean the Pension Benefit Guaranty Corporation referred to and defined in ERISA.

     "Person" or "person" shall mean any natural person, corporation, business trust, joint venture, association, company, partnership or government, or any agency or political subdivision thereof.

     "Plan" shall mean any employee pension benefit plan (other than a Multiemployer Plan) subject to the provisions of Title IV of ERISA or Section 412 of the Code that is maintained for current or former employees, or any beneficiary thereof, of the Borrower or any ERISA Affiliate.

     "Pro Rata Percentage" of any Revolving Credit Lender at any time shall mean the percentage of the Total Revolving Credit Commitment represented by such Lender's Revolving Credit Commitment.

     "Prime Rate" shall mean the rate of interest per annum publicly announced from time to time by the Administrative Agent as its prime rate in effect at its principal office in New York City; each change in the Prime Rate shall be effective on the date such change is publicly announced as being effective.

     "Rate Protection Agreements" shall mean interest rate protection agreements, foreign currency exchange agreements, commodity price protection agreements and other interest or currency exchange rate or commodity price hedging arrangements.

     "Register" shall have the meaning given such term in Section 9.04(d).

     "Regulation T" shall mean Regulation T of the Board as from time to time in effect and all official rulings and interpretations thereunder or thereof.

     "Regulation U" shall mean Regulation U of the Board as from time to time in effect and all official rulings and interpretations thereunder or thereof.

     "Regulation X" shall mean Regulation X of the Board as from time to time in effect and all official rulings and interpretations thereunder or thereof.

     "Release" means any spilling, leaking, pumping, pouring, emitting, emptying, discharging, injecting, escaping, leaching, dumping, disposing, depositing, dispersing, emanating or migrating of any Hazardous Material in, into, onto or through the environment.

     "Remedial Action" means (a) "remedial action" as such term is defined in CERCLA, 42 U.S.C. Section 9601(24), and (b) all other actions required by any Governmental Authority or voluntarily undertaken to: (i) cleanup, remove, treat, abate or in any other way address any Hazardous Material in the environment;
(ii) prevent the Release or threat of Release, or minimize the further Release of any Hazardous Material so it does not migrate or endanger or threaten to endanger public health, welfare or the environment; or (iii) perform studies and investigations in connection with, or as a precondition to, (i) or (ii) above.

     "Rental Expense" shall mean, for any period, all payment obligations of Borrower and its consolidated Subsidiaries accrued during such period under agreements for rent, lease, hire or use of any real or personal property, including obligations in the nature of operating leases but excluding Capital Lease Obligations.

     "Reportable Event" shall mean any reportable event as defined in Section 4043(b) of ERISA or the regulations issued thereunder with respect to a Plan (other than a Plan maintained by an ERISA Affiliate that is considered an ERISA Affiliate only pursuant to subsection (m) or (o) of Code Section 414).

     "Required Lenders" shall mean, at any time, Lenders having Revolving Credit Exposure and unused Revolving Credit Commitments representing in excess of 50% of the sum of the Aggregate Revolving Credit Exposure and unused Revolving Credit Commitments at such time.

     "Responsible Officer" of any corporation shall mean any executive officer or Financial Officer of such corporation and any other officer or similar official thereof responsible for the administration of the obligations of such corporation in respect of this Agreement.

     "Revolving Credit Borrowing" shall mean a Borrowing comprised of Revolving Loans.

     "Revolving Credit Commitment" shall mean, with respect to each Lender, the commitment of such Lender to make Revolving Loans hereunder as set forth in
Schedule 2.01, or in the Assignment and Acceptance pursuant to which such Lender assumed its Revolving Credit Commitment, as applicable, as the same may be reduced from time to time pursuant to Section 2.09 and pursuant to assignments by such Lender pursuant to Section 9.04.

     "Revolving Credit Exposure" shall mean, with respect to any Lender at any time, the aggregate principal amount at such time of all outstanding Revolving Credit Loans of such Lender, plus the aggregate amount at such time of such Lender's L/C Exposure, plus the aggregate amount at such time of such Lender's Swingline Exposure.

     "Revolving Credit Lender" shall mean a Lender with a Revolving Credit Commitment.

     "Revolving Credit Maturity Date" shall mean August 25, 2004.


     "Revolving Loans" shall mean the revolving loans made by the Lenders to the Borrower pursuant to Section 2.01. Each Revolving Loan shall be a Eurodollar Revolving Loan or an ABR Revolving Loan.

     "S&P" shall mean Standard & Poor's Ratings Group and its successors.

     "Statutory Reserves" shall mean a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the aggregate of the maximum reserve percentages (including any marginal, special, emergency or supplemental reserves) expressed as a decimal established by the Board and any other banking authority, domestic or foreign, to which the Administrative Agent or any Lender (including any branch, Affiliate, or other Funding Office making or holding a Loan) is subject (a) with respect to the Base CD Rate, for new negotiable nonpersonal time deposits in Dollars of over $100,000 with maturities approximately equal to three months, and (b) with respect to the Adjusted LIBO Rate, for Eurocurrency Liabilities (as defined in Regulation D of the Board). Such reserve percentages shall include those imposed pursuant to such Regulation D. Eurodollar Loans shall be deemed to constitute Eurocurrency Liabilities and to be subject to such reserve requirements without benefit of or credit for proration, exemptions or offsets which may be available from time to time to any Lender under such Regulation D. Statutory Reserves shall be adjusted automatically on and as of the effective date of any change in any reserve percentage.

     "subsidiary" shall mean, with respect to any person (herein referred to as the "parent"), any corporation, partnership, association or other business entity (a) of which securities or other ownership interests representing more than 50% of the equity or more than 50% of the ordinary voting power or more than 50% of the general partnership interests are, at the time any determination is being made, owned, controlled or held, or (b) which is, at the time any determination is made, otherwise Controlled, by the parent or one or more subsidiaries of the parent or by the parent and one or more subsidiaries of the parent.

     "Subsidiary" shall mean any subsidiary of the Borrower.

     "Subsidiary Guarantor" shall mean each Subsidiary that is not a Foreign Subsidiary or an Excluded Subsidiary.

     "Swingline Commitment" shall mean the commitment of the Swingline Lender to make loans pursuant to Section 2.19, as the same may be reduced from time to time pursuant to Section 2.09.

     "Swingline Exposure" shall mean at any time the aggregate principal amount at such time of all outstanding Swingline Loans. The Swingline Exposure of any Revolving Credit Lender at any time shall equal its Pro Rata Percentage of the aggregate Swingline Exposure at such time.

     "Swingline Loan" shall mean any loan made by the Swingline Lender pursuant to Section 2.19.

     "Three-Month Secondary CD Rate" shall mean, for any day, the secondary market rate for three-month certificates of deposit reported as being in effect on such day (or, if such day shall not be a Business Day, the next preceding Business Day) by the Board through the public information telephone line of the Federal Reserve Bank of New York (which rate will, under the current practices of the Board, be published in Federal Reserve Statistical Release H.15(519) during the week following such day), or, if such rate shall not be so reported on such day or such next preceding Business Day, the average of the secondary market quotations for three-month certificates of deposit of major money center banks in New York City received at approximately 10:00 a.m., New York City time, on such day (or, if such day shall not be a Business Day, on the next preceding Business Day) by the Administrative Agent from three New York City negotiable certificate of deposit dealers of recognized standing selected by it.

     "Total Revolving Credit Commitment" shall mean, at any time, the aggregate amount of the Revolving Credit Commitments, as in effect at such time.

     "Transactions" shall have the meaning assigned to such term in Section
3.02.

     "Type", when used in respect of any Loan or Borrowing, shall refer to the Rate by reference to which interest on such Loan or on the Loans comprising such Borrowing is determined. For purposes hereof, "Rate" shall include the Adjusted LIBO Rate and the Alternate Base Rate.

     "Withdrawal Liability" shall mean liability to a Multiemployer Plan as a result of a complete or partial withdrawal from such Multiemployer Plan, as such terms are defined in Part I of Subtitle E of Title IV of ERISA.

     "Wholly Owned Subsidiary" shall mean a Subsidiary of which securities (except for directors' qualifying shares) or other ownership interests representing 100% of the equity, including 100% of the ordinary voting power, are, at the time any determination is being made, owned by the Borrower, either directly or indirectly through other Subsidiaries that satisfy the requirements of this definition.

     SECTION 1.02. Terms Generally. The definitions in Section 1.01 shall apply equally to both the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include", "includes" and

"including" shall be deemed to be followed by the phrase "without limitation". All references herein to Articles, Sections, Exhibits and Schedules shall be deemed references to Articles and Sections of, and Exhibits and Schedules to, this Agreement unless the context shall otherwise require. Except as otherwise expressly provided herein, (a) any reference in this Agreement to any Loan Document shall mean such document as amended, restated, supplemented or otherwise modified from time to time and (b) all terms of an accounting or financial nature shall be construed in accordance with GAAP, as in effect from time to time; provided, however, that for purposes of determining compliance with the covenants contained in Article VI, all accounting terms herein shall be interpreted and all accounting determinations hereunder shall be made in accordance with GAAP as in effect on the date of this Agreement and applied on a basis consistent with the application used in the financial statements referred to in Section 3.05.

ARTICLE II. THE CREDITS

     SECTION 2.01. Commitments. Subject to the terms and conditions and relying upon the representations and warranties herein set forth, each Lender agrees, severally and not jointly, to make Revolving Loans to the Borrower, at any time and from time to time on or after the date hereof, and until the earlier of the Revolving Credit Maturity Date and the termination of the Revolving Credit Commitment of such Lender in accordance with the terms hereof, in an aggregate principal amount at any time outstanding that will not result in (i) such Lender's Revolving Credit Exposure exceeding (ii) such Lender's Revolving Credit Commitment.

     Within the limits set forth in the preceding sentence, the Borrower may borrow, pay or prepay and reborrow Revolving Loans on or after the Effective Date and prior to the Revolving Credit Maturity Date, subject to the terms, conditions and limitations set forth herein.

     SECTION 2.02. Loans. (a) Each Loan (other than a Swingline Loan, as to which this Section 2.02 shall not apply) shall be made as part of a Borrowing consisting of Loans made by the Lenders ratably in accordance with their applicable Revolving Credit Commitments; provided, however, that the failure of any Lender to make any Loan shall not in itself relieve any other Lender of its obligation to lend hereunder (it being understood, however, that no Lender shall be responsible for the failure of any other Lender to make any Loan required to be made by such other Lender). The Loans comprising any Borrowing shall be in an aggregate principal amount which is (i) not less than $500,000 and is an integral multiple of $100,000, in the case of an ABR Borrowing, (ii) not less than $500,000 and is an integral multiple of $500,000, in the case of a Eurodollar Borrowing, or (iii) equal to the remaining available balance of the Revolving Credit Commitments.

     (b) Subject to Sections 2.08 and 2.12, each Borrowing shall be comprised entirely of ABR Loans or Eurodollar Loans as the Borrower may request pursuant to Section 2.03. Each Lender may at its option make any Eurodollar Loan by causing any domestic or foreign branch or Affiliate of such Lender to make such Loan; provided that any exercise of such option shall not affect the obligation of the Borrower to repay such Loan in accordance with the terms of this Agreement. Borrowings of more than one Type may be outstanding at the same time; provided, however, that the Borrower shall not be entitled to request any Borrowing which, if made, would result in more than 20 Eurodollar Borrowings outstanding hereunder at any time. For purposes of the foregoing, Borrowings having different Interest Periods, regardless of whether they commence on the same date, shall be considered separate Borrowings.

     (c) Each Lender shall make each Loan to be made by it hereunder on the proposed date thereof by wire transfer to such account as the Administrative Agent may designate in federal funds not later than 11:00 a.m., New York City time, and the Administrative Agent shall by 12:00 (noon), New York City time, credit the amounts so received to an account with the Administrative Agent designated by the Borrower in the applicable Borrowing Request, which account must be in the name of the Borrower or, if a Borrowing shall not occur on such date because any condition precedent herein specified shall not have been met, return the amounts so received to the respective Lenders.

     (d) Unless the Administrative Agent shall have received notice from a Lender prior to the date of any Borrowing that such Lender will not make available to the Administrative Agent such Lender's portion of such Borrowing, the Administrative Agent may assume that such Lender has made such portion available to the Administrative Agent on the date of such Borrowing in accordance with paragraph (c) above and the Administrative Agent may, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount. If the Administrative Agent shall have so made funds available then, to the extent that such Lender shall not have made such portion available to the Administrative Agent, such

Lender and the Borrower severally agree to repay to the Administrative Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to the Borrower until the date such amount is repaid to the Administrative Agent at (i) in the case of the Borrower, the interest rate applicable at the time to the Loans comprising such Borrowing and (ii) in the case of such Lender, a rate determined by the Administrative Agent to represent its cost of overnight or short-term funds (which determination shall be conclusive absent manifest error). If such Lender shall repay to the Administrative Agent such corresponding amount, such amount shall constitute such Lender's Loan as part of such Borrowing for purposes of this Agreement. Nothing in this paragraph shall be construed to relieve any Lender of its obligation to make Loans hereunder or to prejudice any rights that the Borrower may have against any Lender as a result of any failure by such Lender to make Loans hereunder.

     (e) Notwithstanding any other provision of this Agreement, the Borrower shall not be entitled to request any Borrowing if the Interest Period requested with respect thereto would end after the Revolving Credit Maturity Date.

     (f) If the Issuing Bank shall not have received from the Borrower any payment required to be made under Section 2.20(e) by the time such payment is required to be made, then, the Issuing Bank will promptly notify the Administrative Agent of the L/C Disbursement and the Administrative Agent will promptly notify each Revolving Credit Lender of such L/C Disbursement and its Pro Rata Percentage thereof. Each Revolving Credit Lender shall pay by wire transfer of immediately available funds to the Administrative Agent not later than 2:00 p.m., New York City time, on such date (or, if such Revolving Credit Lender shall have received such notice later than 12:00 (noon), New York City time, on any day, not later than 10:00 a.m., New York City time, on the immediately following Business Day), an amount equal to such Lender's Pro Rata Percentage of such L/C Disbursement and the Administrative Agent will promptly pay to the Issuing Bank amounts so received by it from the Revolving Credit Lenders. The Administrative Agent will promptly pay to the Issuing Bank any amounts received by it from the Borrower pursuant to Section 2.20(e) prior to the time that any Revolving Credit Lender makes any payment pursuant to this paragraph (f); any such amounts received by the Administrative Agent thereafter will be promptly remitted by the Administrative Agent to the Revolving Credit Lenders that shall have made such payments and to the Issuing Bank, as their interests may appear. If any Revolving Credit Lender shall not have made its Pro Rata Percentage of such L/C Disbursement available to the Administrative Agent as provided above, such Lender and the Borrower severally agree to pay interest on such amount, for each day from and including the date such amount is required to be paid in accordance with this paragraph to but excluding the date such amount is paid, to the Administrative Agent for the account of the Issuing Bank at (i) in the case of the Borrower, the applicable rate per annum under Section 2.20(h), without duplication and (ii) in the case of such Lender, for the first such day, the Federal Funds Effective Rate, and for each day thereafter, the Alternate Base Rate. If (i) the Revolving Credit Lenders make the payments required pursuant to this paragraph (f) in respect of any L/C Disbursement, (ii) the Borrower notifies the Administrative Agent in accordance with Section 2.20(e) that all or any portion of such payments should be financed with ABR Loans, specifying the amount thereof to be so financed, (iii) the amount so specified is not less than $500,000 and is an integral multiple of $100,000, and
(iv) the conditions to Borrowing set forth in Section 4.01 are satisfied at the time, then the amount of such payments so specified shall constitute ABR Loans made on the date such payments were made for all purposes hereof and the Administrative Agent shall promptly advise the Lenders thereof.

     (g) Any Borrowing made on the Effective Date shall be made as an ABR Borrowing.

     SECTION 2.03. Borrowing Procedure; Interest Rate Elections. (a) In order to request a Borrowing (other than a Swingline Loan, as to which this Section 2.03 shall not apply), the Borrower shall give to the Administrative Agent telephonic notice of the contents of its Borrowing Request (promptly confirmed by hand delivery or telecopy notice to the Administrative Agent of a duly completed Borrowing Request substantially in the form of Exhibit C) (i) in the case of a Eurodollar Borrowing, not later than 11:00 a.m., New York City time, three Business Days before a proposed Borrowing, and (ii) in the case of an ABR Borrowing, not later than 12:00 noon, New York City +time, one Business Day before a proposed Borrowing; provided, however, that Borrowing Requests with respect to Borrowings to be made on the Effective Date may, at the discretion of the Administrative Agent, be delivered later than the times specified above. Each Borrowing Request shall be irrevocable, signed by or on behalf of the Borrower and shall specify the following information: (i) whether the Borrowing then being requested is to be a Eurodollar Borrowing or an ABR Borrowing; (ii) the date of such Borrowing (which shall be a Business Day), (iii) the number and location of the account to which funds are to be disbursed (which shall be an account that complies with the requirements of Section 2.02(c)); (iv) the amount of such Borrowing; and (v) if such Borrowing is to be a Eurodollar Borrowing, the Interest Period with respect thereto; provided, however, that, notwithstanding any contrary specification in any Borrowing Request, each requested Borrowing shall comply with the requirements set forth in Section
2.02. If no election as to the Type of Borrowing is specified in any such notice, then the requested Borrowing shall be an ABR Borrowing. If no Interest Period with respect to any Eurodollar Borrowing is specified in any such notice, then the Borrower shall be deemed to have selected an Interest Period of one month's duration. The Administrative Agent shall promptly (and in any event on the same day that the Administrative Agent receives such notice, if received by 1:00 p.m., New York City time, on such day) advise the Lenders of any notice given pursuant to this Section 2.03 (and the contents thereof) and of each Lender's portion of the requested Borrowing.

     (b) The Revolving Loans included in any Revolving Credit Borrowing shall initially be of the Type and have the Interest Period determined as provided in paragraph (a) above. Thereafter, the Borrower may from time to time elect to change or continue the Type of all or a portion of the Loans included in such Borrowing, as follows:

     (i) if such Loans are ABR Loans, the Borrower may elect to change such Loans to Eurodollar Loans; or

     (ii) if such Loans are Eurodollar Loans, the Borrower may elect to change such Loans to ABR Loans or to continue such Loans as Eurodollar Loans for an additional Interest Period.

Each such election shall be made by delivering a notice to the Administrative Agent at the time and in the manner applicable to a Borrowing Request under paragraph (a) above, and specifying the information required to be specified in such a Borrowing Request, and the contents thereof shall be communicated by the Administrative Agent to the Lenders, in each case as though the Loans resulting from such election were being advanced as a Borrowing on the date such election is to become effective. In any event (i) the Borrower may not elect to change or continue any Eurodollar Loans except pursuant to an election that is effective on the last day of the Interest Period applicable thereto, (ii) each Borrowing resulting from any such election (including each separate Borrowing resulting from an election that applies to a portion of the Loans included in a Borrowing) shall comply with the requirements set forth in Section 2.02, and (iii) if any election applies to a portion of the Loans included in a Borrowing, such portion shall be allocated ratably among the Loans included in such Borrowing. If the Borrower shall not have delivered a notice in accordance with this paragraph prior to 11:00 a.m., New York City time, three Business Days before the last day of the Interest Period then in effect for any Borrowing, then, except to the extent that the Borrower is required to repay or elects to prepay such Borrowing in accordance with Section 2.04 or 2.10, the Loans included in such Borrowing shall be converted into or continued as ABR Loans on the last day of such Interest Period then if effect.

     SECTION 2.04. Evidence of Debt; Repayment of Loans. (a) The outstanding principal balance of each Revolving Loan and Swingline Loan shall be payable on the Revolving Credit Maturity Date. Each Loan shall bear interest from the date of the first Borrowing hereunder on the outstanding principal balance thereof as set forth in Section 2.06.

     (b) Each Lender shall maintain in accordance with its usual practice an account or accounts evidencing the indebtedness to such Lender resulting from each Loan made by such Lender from time to time, including the amounts of principal and interest payable and paid such Lender from time to time under this Agreement.

     (c) The Administrative Agent shall maintain accounts in which it will record (i) the amount of each Loan made hereunder, the Type of each Loan made and the Interest Period applicable thereto, (ii) the amount of any principal or interest due and payable or to become due and payable from the Borrower to each Lender hereunder and (iii) the amount of any sum received by the Administrative Agent hereunder from the Borrower and each Lender's share thereof.

     (d) The entries made in the accounts maintained pursuant to paragraphs (b) and (c) of this Section 2.04 shall be prima facie evidence of the existence and amounts of the obligations therein recorded, absent manifest error; provided, however, that the failure of any Lender or the Administrative Agent to maintain such accounts or any error therein shall not in any manner affect the obligations of the Borrower to repay the Loans in accordance with their terms.

     (e) Notwithstanding any other provision of this Agreement, in the event any Lender shall request and receive a Note payable to such Lender and its registered assigns, the interests represented by that Note shall at all times (including after any assignment of all or part of such interests pursuant to

Section 9.04) be represented by one or more Notes payable to the payee named therein or its registered assigns.

     SECTION 2.05. Fees. (a) The Borrower agrees to pay to each Lender, through the Administrative Agent, on the last day of March, June, September and December in each year, and on the date on which the Revolving Credit Commitment of such Lender shall be terminated as provided herein, a commitment fee (a "Commitment Fee") equal to the Applicable Percentage per annum on the average daily unused amount of the Revolving Credit Commitment of such Lender during the preceding quarter (or other period commencing with the Effective Date or ending with the Revolving Credit Maturity Date or the date on which the Revolving Credit Commitment of such Lender shall be terminated). All Commitment Fees shall be computed on the basis of the actual number of days elapsed in a year of 360 days. The Commitment Fee due to each Lender shall commence to accrue on the Effective Date and shall cease to accrue on the date on which the Revolving Credit Commitment of such Lender shall be terminated as provided herein. For purposes of calculating Commitment Fees only, no portion of the Revolving Credit Commitments shall be deemed utilized under Section 2.14 as a result of outstanding Swingline Loans.

     (b) The Borrower agrees to pay to the Administrative Agent, for its own account, the administrative fees separately agreed to between the Borrower and the Administrative Agent at the time so agreed to be payable (the
"Administrative Agent Fees").

     (c) The Borrower agrees to pay (i) to each Revolving Credit Lender, through the Administrative Agent, on the last day of March, June, September and December of each year and on the date on which the Revolving Credit Commitment of such Lender shall be terminated as provided herein, a fee (an "L/C Participation Fee") equal to the Applicable Percentage per annum on such Lender's Pro Rata Percentage of the average daily aggregate L/C Exposure (excluding the portion thereof attributable to unreimbursed L/C Disbursements) during the preceding quarter (or shorter period commencing with the Effective Date or ending with the later of the date on which the Revolving Credit Commitment of such Lender shall be terminated and the date on which such Lender ceases to have any L/C Exposure) and (ii) to the Issuing Bank with respect to each Letter of Credit, on the last day of March, June, September and December in each year and on the date on which the L/C Commitment of such Issuing Bank shall be terminated as provided herein, a fee equal to 0.125% per annum (or such other rate as the Borrower and such Issuing Bank may agree) on the aggregate face amount of such Letter of Credit during the preceding quarter (or shorter period commencing with the date of issuance of such Letter of Credit or ending with the expiration or termination such Letter of Credit) plus, in connection with the issuance, amendment, extension, renewal or transfer of any Letter of Credit or any L/C Disbursement, the Issuing Bank's customary documentary and processing charges (collectively, the "Issuing Bank Fees"), provided, in each case, that any fees accruing after the Revolving Credit Maturity Date shall be payable on demand. All L/C Participation Fees and Issuing Bank Fees shall be computed on the basis of the actual number of days elapsed in a year of 360 days.

     (d) All fees shall be paid on the dates due, in immediately available funds, to the Administrative Agent for distribution, if and as appropriate, among the Lenders, except that the Issuing Bank Fees shall be paid directly to the Issuing Bank. Once paid, none of the fees shall be refundable under any circumstances.

     SECTION 2.06. Interest on Loans. (a) Subject to the provisions of Section 2.07, the Loans comprising each ABR Borrowing shall bear interest (computed on the basis of the actual number of days elapsed over a year of 365 or 366 days, as the case may be, when determined by reference to the Prime Rate and over a year of 360 days at all other times) at a rate per annum equal to the Alternate Base Rate plus the Applicable Percentage.

     (b) Subject to the provisions of Section 2.07, the Loans comprising each Eurodollar Borrowing shall bear interest (computed on the basis of the actual number of days elapsed over a year of 360 days) at a rate per annum equal to the Adjusted LIBO Rate for the Interest Period in effect for such Borrowing plus the Applicable Percentage.

     (c) Interest on each Loan shall be payable on the Interest Payment Dates applicable to such Loan except as otherwise provided in this Agreement. The applicable Alternate Base Rate or Adjusted LIBO Rate for each Interest Period or day within an Interest Period, as the case may be, shall be determined by the Administrative Agent, and such determination shall be conclusive absent manifest error.

     SECTION 2.07. Default Interest. If the Borrower shall default in the payment of the principal of or interest on any Loan or any other amount becoming due hereunder, by acceleration or otherwise, the Borrower shall on demand from time to time pay interest, to the extent permitted by law, on such defaulted amount up to (but not including) the date of actual payment (after as well as before judgment) at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to the sum of the Alternate Base Rate plus the Applicable Percentage plus 2.00%.

     SECTION 2.08. Alternate Rate of Interest. In the event, and on each occasion, that on the day two Business Days prior to the commencement of any Interest Period for a Eurodollar Borrowing the Administrative Agent shall have determined that Dollar deposits in the principal amount of the Loans comprising such Borrowing are not generally available in the London interbank market, or that the rates at which such Dollar deposits are being offered will not adequately and fairly reflect the cost to any Lender of making or maintaining its Eurodollar Loan during such Interest Period, or that reasonable means do not exist for ascertaining the Adjusted LIBO Rate, the Administrative Agent shall, as soon as practicable thereafter, give written or telecopy notice of such determination to the Borrower and the Lenders. In the event of any such determination, until the Administrative Agent shall have advised the Borrower and the Lenders that the circumstances giving rise to such notice no longer exist, any request by the Borrower for a Eurodollar Borrowing pursuant to
Section 2.03 shall be deemed to be a request for an ABR Borrowing. Each determination by the Administrative Agent hereunder shall be conclusive absent manifest error.

     SECTION 2.09. Termination and Reduction of Commitments. (a) The Revolving Credit Commitments and the Swingline Commitment shall be automatically terminated on the Revolving Credit Maturity Date.

     (b) Upon at least three Business Days' prior irrevocable telephonic notice (promptly confirmed by hand delivery or telecopy notice) to the Administrative Agent, the Borrower may at any time in whole permanently terminate, or from time to time in part permanently reduce, the Revolving Credit Commitments or the Swingline Commitment; provided, however, that (i) each partial reduction of the Revolving Credit Commitments shall be in an integral multiple of $1,000,000 and in a minimum principal amount of $1,000,000 and (ii) the Total Revolving Credit Commitment shall not be terminated at any time that there is any Revolving Credit Exposure, nor reduced to an amount that is less than the sum of the Aggregate Revolving Credit Exposure at the time.

     (c) Each reduction in the Revolving Credit Commitments hereunder shall be made ratably among the Lenders in accordance with their respective Commitments. The Borrower shall pay to the Administrative Agent for the account of the Lenders, on the date of each termination or reduction, the Commitment Fees on the amount of the Commitments so terminated or reduced accrued to the date of such termination or reduction.

     SECTION 2.10. Prepayment. (a) The Borrower shall have the right at any time and from time to time to prepay any Borrowing, in whole or in part, upon prior telephonic notice (promptly confirmed by hand delivery or telecopy notice) to the Administrative Agent before 11:00 a.m., New York City time, on the date three Business Days prior to the prepayment date, in the case of a Eurodollar Borrowing, or one Business Day prior to the prepayment date, in the case of an ABR Borrowing; provided, however, that each partial prepayment shall be in an amount which is an integral multiple of $100,000 and not less than $500,000.

     (b) In the event of any termination of the Revolving Credit Commitments, the Borrower shall repay or prepay all its outstanding Revolving Credit Borrowings on the date of such termination. In the event of any partial reduction of the Revolving Credit Commitments, then (i) at or prior to the effective date of such reduction, the Administrative Agent shall notify the Borrower and the Revolving Credit Lenders of the Aggregate Revolving Credit Exposure and (ii) if the Aggregate Revolving Credit Exposure would exceed the Total Revolving Credit Commitment after giving effect to such reduction, then the Borrower shall, on the date of such reduction, repay or prepay Revolving Credit Borrowings or Swingline Loans (or a combination thereof) in an amount sufficient to eliminate such excess.

     (c) Each notice of prepayment shall specify the prepayment date and the principal amount of each Borrowing (or portion thereof) to be prepaid, shall be irrevocable and shall commit the Borrower to prepay such Borrowing by the amount stated therein on the date stated therein. All prepayments under this Section
2.10 shall be subject to Section 2.13 but without premium or penalty. All prepayments of Loans (other than ABR Loans prepaid pursuant to paragraph (a) of this Section 2.10) under this Section 2.10 shall be accompanied by accrued interest on the principal amount being prepaid to the date of payment.

     SECTION 2.11. Reserve Requirements; Change in Circumstances. (a) If after the date of this Agreement any change in applicable law or regulation or in the interpretation or administration thereof by any Governmental Authority charged with the interpretation or administration thereof (whether or not having the force of law) shall change the basis of taxation of payments to any Lender or the Issuing Bank of the principal of or interest on any Eurodollar Loan made by such Lender or any fees or other amounts payable hereunder (other than changes in respect of taxes imposed on the overall net income of such Lender or the Issuing Bank by the jurisdiction in which such Lender or the Issuing Bank has its principal office or by any political subdivision or taxing authority therein), or shall impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of or credit extended by such Lender or the Issuing Bank (except any such reserve requirement which is reflected in the Adjusted LIBO Rate) or shall impose on such Lender or the Issuing Bank or the London interbank market any other condition affecting this Agreement or Eurodollar Loans made by such Lender or any Letter of Credit or participation therein, and the result of any of the foregoing shall be to increase the cost to such Lender or the Issuing Bank of making or maintaining any Eurodollar Loan or of issuing or maintaining any Letter of Credit or purchasing or maintaining a participation therein, or to reduce the amount of any sum received or receivable by such Lender or the Issuing Bank hereunder (whether of principal, interest or otherwise) by an amount deemed by such Lender or the Issuing Bank to be material, then the Borrower will pay to such Lender or the Issuing Bank, as the case may be, upon demand such additional amount or amounts as will compensate such Lender or the Issuing Bank, as the case may be, for such additional costs incurred or reduction suffered.

     (b) If any Lender or the Issuing Bank shall have determined that the adoption after the date hereof of any law, rule, regulation, agreement or guideline regarding capital adequacy, or any change after the date hereof in any such law, rule, regulation, agreement or guideline (whether such law, rule, regulation, agreement or guideline has been adopted) or in the interpretation or administration thereof by any Governmental Authority charged with the interpretation or administration thereof, or compliance by any Lender (or any lending office of such Lender) or the Issuing Bank or any Lender's or the Issuing Bank's holding company with any request or directive regarding capital adequacy (whether or not having the force of law) of any Governmental Authority has or would have the effect of reducing the rate of return on such Lender's or the Issuing Bank's capital or on the capital of such Lender's or the Issuing Bank's holding company, if any, as a consequence of this Agreement or the Loans made or participation in Letters of Credit purchased by such Lender pursuant hereto or the Letters of Credit issued by the Issuing Bank pursuant hereto to a level below that which such Lender or the Issuing Bank or such Lender's or the Issuing Bank's holding company could have achieved but for such applicability, adoption, change or compliance by an amount deemed by such Lender or the Issuing Bank to be material, then from time to time the Borrower shall pay to such Lender or the Issuing Bank, as the case may be, such additional amount or amounts as will compensate such Lender or the Issuing Bank or such Lender's or the Issuing Bank's holding company for any such reduction suffered. Any Lender or Issuing Bank may utilize reasonable averaging and attribution methods in determining any amount or amounts under this paragraph.

     (c) A certificate of a Lender or the Issuing Bank setting forth the amount or amounts necessary to compensate such Lender or the Issuing Bank or its holding company, as applicable, as specified in paragraph (a) or (b) above shall be delivered to the Borrower, shall set forth in reasonable detail the circumstances giving rise to such certificate and the basis for calculation of the amount or amounts for which compensation is required, shall constitute rebuttable presumptive evidence of such amount or amounts and, if not rebutted within five Business Days, shall be conclusive and binding. The Borrower shall pay each Lender or the Issuing Bank the amount shown as due on any such certificate delivered by it within 10 days after its receipt of the same.

     (d) The protection of this Section shall be available to each Lender and the Issuing Bank regardless of any possible contention of the invalidity or inapplicability of the law, rule, regulation, agreement, guideline or other change or condition which shall have occurred or been imposed.

     (e) Each Lender or Issuing Bank will promptly notify the Borrower and the Administrative Agent of any event of which it has knowledge that will entitle such Lender or Issuing Bank to compensation pursuant to this Section (any such event, a "Compensation Event"). No Lender or Issuing Bank shall be entitled to compensation pursuant to this Section in respect of any Compensation Event for any period of time in excess of 365 days prior to such notice; provided that, if a Compensation Event by its terms is retroactive, such 365-day period shall be increased by the duration of the retroactive effect of such Compensation Event.

     SECTION 2.12. Change in Legality. (a) Notwithstanding any other provision herein, if, after the date hereof, any change in any law or regulation or in the interpretation thereof by any Gov ernmental Authority charged with the administration or interpretation thereof shall make it unlawful for any Lender to make or maintain any Eurodollar Loan or to give effect to its obligations as contemplated hereby with respect to any Eurodollar Loan, then, by written notice to the Borrower and to the Administrative Agent:

          (i) such Lender may declare that Eurodollar Loans will not thereafter (for the duration of such unlawfulness or impracticability) be made by such Lender hereunder, whereupon such Lender will not make any further Eurodollar Loans and any request for a Eurodollar Borrowing, shall, as to such Lender only, be deemed a request for an ABR Loan unless such declaration shall be subsequently withdrawn (or, if a Loan to the Borrower cannot be made for the reasons specified above, such request shall be deemed to have been withdrawn); and

          (ii) such Lender may require that all outstanding Eurodollar Loans made by it be converted to ABR Loans, in which event all such Eurodollar Loans shall be automatically con verted to ABR Loans as of the effective date of such notice as provided in paragraph (b) below.

In the event any Lender shall exercise its rights under (i) or (ii) above, all payments and prepayments of principal which would otherwise have been applied to repay the Eurodollar Loans that would have been made by such Lender or the converted Eurodollar Loans of such Lender shall instead be applied to repay the ABR Loans made by such Lender in lieu of, or resulting from the conversion of, such Eurodollar Loans.

     (b) For purposes of this Section 2.12, a notice to the Borrower by any Lender shall be effective as to each Eurodollar Loan, if lawful, on the last day of the Interest Period currently applicable to such Eurodollar Loan; in all other cases such notice shall be effective on the date of receipt by the Borrower.

     SECTION 2.13. Indemnity. The Borrower shall indemnify each Lender against any loss or expense which such Lender may sustain or incur as a consequence of
(a) any event, other than a default by such Lender in the performance of its obligations hereunder, which results in (i) such Lender receiving or being deemed to receive any amount on account of the principal of any Loan prior to the end of the Interest Period in effect therefor or (ii) any Eurodollar Loan to be made, continued or converted by such Lender not being made, continued or converted after notice thereof shall have been given by the Borrower hereunder (any of the events referred to in this clause (a) being called a "Breakage Event") or (b) any default in the making of any payment or prepayment required to be made hereunder. In the case of any Breakage Event, such loss shall include an amount equal to the excess, as reasonably determined by such Lender, of (i) its cost of obtaining funds for the Loan which is the subject of such Breakage Event for the period from the date of such Breakage Event to the last day of the Interest Period in effect (or which would have been in effect) for such Loan over (ii) the amount of interest likely to be realized by such Lender in redeploying the funds released or not utilized by reason of such Breakage Event for such period. A certificate of any Lender setting forth any amount or amounts which such Lender is entitled to receive pursuant to this Section shall be delivered to the Borrower, shall set forth in reasonable detail the basis for such amount or amounts, shall constitute rebuttable presumptive evidence of such amount or amounts and, if not rebutted within five Business Days, shall be conclusive and binding.

     SECTION 2.14. Pro Rata Treatment. Except as required under Section 2.12, each Borrowing, each reduction of the Revolving Credit Commitments and each change of any Borrowing to a Borrowing of another Type shall be allocated pro rata among the Lenders in accordance with their respective Revolving Credit Commitments (or, if such Commitments shall have expired or been terminated, in accordance with the respective principal amounts of their outstanding Revolving Loans) and each payment or prepayment of principal of any Borrowing, each payment of interest on the Loans and each payment of Commitment Fees shall be allocated pro rata among the Lenders entitled thereto. Each Lender agrees that in computing such Lender's portion of any Borrowing to be made hereunder, the Administrative Agent may, in its discretion, round each Lender's percentage of such Borrowing, computed in accordance with Section 2.01, to the next higher or lower whole Dollar amount.

     SECTION 2.15. Sharing of Setoffs. Each Lender agrees that if it shall, through the exercise of a right of banker's lien, setoff or counterclaim against any Loan Party, or pursuant to a secured claim under Section 506 of Title 11 of the United States Code or other security or interest arising from, or in lieu of, such secured claim, received by such Lender under any applicable bankruptcy, insolvency or other similar law or otherwise, or by any other means, obtain payment (voluntary or involuntary) in respect of any Loan or Loans or L/C Disbursement as a result of which the unpaid principal portion of its Loans and participations in L/C Disbursements shall be proportionately less than the unpaid principal portion of the Loans and participations in L/C Disbursements of any other Lender, it shall be deemed simultaneously to have purchased from such other Lender at face value, and shall promptly pay to such other Lender the purchase price for, a participation in the Loans and L/C Exposure of such other Lender, so that the aggregate unpaid principal amount of the Loans and L/C Exposure and participations in Loans and L/C Exposure held by each Lender shall be in the same proportion to the aggregate unpaid principal amount of all Loans and L/C Exposure then outstanding as the principal amount of its Loans and L/C Exposure prior to such exercise of banker's lien, setoff or counterclaim or other event was to the principal amount of all Loans and L/C Exposure outstanding prior to such exercise of banker's lien, setoff or counterclaim or other event; provided, however, that, if any such purchase or purchases or adjustments shall be made pursuant to this Section and the payment giving rise thereto shall thereafter be recovered, such purchase or purchases or adjustments shall be rescinded to the extent of such recovery and the purchase price or prices or adjustment restored without interest. The Borrower expressly consents to the foregoing arrangements and agrees that any Lender holding a participation in a Loan or L/C Disbursement deemed to have been so purchased may exercise any and all rights of banker's lien, setoff or counterclaim with respect to any and all moneys owing by the Borrower to such Lender by reason thereof as fully as if such Lender had made a Loan directly to the Borrower in the amount of such participation.

     SECTION 2.16. Payments. (a) The Borrower shall make each payment (including principal of or interest on any Borrowing or any L/C Disbursement or any fees or other amounts) hereunder and under any other Loan Document not later than 12:00
(noon), New York City time, on the date when due in immediately available funds. Each such payment (other than (i) Issuing Bank Fees, which shall be paid directly to the Issuing Bank, and (ii) principal of and interest on Swingline Loans, which shall be paid directly to the Swingline Lender except as otherwise provided in Section 2.19(e)) shall be made to the Administrative Agent at its offices at 270 Park Avenue, New York, New York. Each such payment shall be made in Dollars.

     (b) Whenever any payment (including principal of or interest on any Borrowing or any fees or other amounts) hereunder or under any other Loan Document shall become due, or otherwise would occur, on a day that is not a Business Day, such payment may be made on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of interest or fees, if applicable.

     SECTION 2.17. Taxes. (a) Any and all payments by the Borrower hereunder and under any other Loan Document shall be made, in accordance with Section 2.16, free and clear of and without deduction for any and all current or future taxes, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding (i) income taxes and interest and penalties thereon imposed on the net income of the Administrative Agent, any Lender or the Issuing Bank (or any transferee or assignee thereof, including a participation holder (any such entity a "Transferee")) and (ii) franchise taxes imposed on the net income of the Administrative Agent, any Lender or the Issuing Bank (or Transferee), in each case by the jurisdiction under the laws of which the Administrative Agent, such Lender or the Issuing Bank (or Transferee) is organized or any political subdivision thereof (all such nonexcluded taxes, levies, imposts, deductions, charges, withholdings and liabilities and interest and penalties thereon, collectively or individually, being called "Taxes"). If the Borrower shall be required to deduct any Taxes from or in respect of any sum payable hereunder or under any other Loan Document to the Administrative Agent, any Lender or the Issuing Bank (or any Transferee), (i) the sum payable shall be increased by the amount (an "additional amount") necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 2.17) the Administrative Agent, such Lender or the Issuing Bank (or Transferee), as the case may be, shall receive an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrower shall make such deductions and (iii) the Borrower shall pay the full amount deducted to the relevant Governmental Authority in accordance with applicable law.

     (b) In addition, the Borrower agrees to pay to the relevant Governmental Authority in accordance with applicable law any current or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies (including, mortgage recording taxes and similar fees) and interest and penalties thereon that arise from any payment made hereunder or under any other Loan Document or from the execution, delivery or registration of, or otherwise with respect to, this Agreement or any other Loan Document ("Other Taxes").

     (c) The Borrower will indemnify the Administrative Agent, each Lender and the Issuing Bank (or Transferee) for the full amount of Taxes and Other Taxes paid by the Administrative Agent, such Lender or the Issuing Bank (or Transferee), as the case may be, and any liability (including penalties, interest and expenses (including reasonable attorney's fees and expenses) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted by the relevant Governmental Authority. A certificate as to the amount of such payment or liability prepared by the Administrative Agent, a Lender or the Issuing Bank (or Transferee), or the Administrative Agent on its behalf, absent manifest error, shall be final, conclusive and binding for all purposes. Such indemnification shall be made within 30 days after the date the Administrative Agent, any Lender or the Issuing Bank (or Transferee), as the case may be, makes written demand therefor.

     (d) If the Administrative Agent, a Lender or the Issuing Bank (or Transferee) shall become aware that it is entitled to claim a refund from a Governmental Authority in respect of Taxes or Other Taxes as to which it has been indemnified by the Borrower, or with respect to which the Borrower has paid additional amounts, pursuant to this Section 2.17, it shall promptly notify the Borrower of the availability of such refund claim and shall, within 30 days after receipt of a request by the Borrower, make a claim to such Governmental Authority for such refund at the Borrower's expense. If the Administrative Agent, a Lender or the Issuing Bank (or Transferee) receives a refund (including pursuant to a claim for refund made pursuant to the preceding sentence) in respect of any Taxes or Other Taxes as to which it has been indemnified by the Borrower or with respect to which the Borrower has paid additional amounts pursuant to this Section 2.17, it shall within 30 days from the date of such receipt pay over such refund to the Borrower (but only to the extent of indemnity payments made, or additional amounts paid, by the Borrower under this
Section 2.17 with respect to the Taxes or Other Taxes giving rise to such refund), net of all reasonable and necessary out-of-pocket expenses of the Administrative Agent, such Lender or the Issuing Bank (or Transferee) and without interest (other than interest paid by the relevant Governmental Authority with respect to such refund); provided, however, that the Borrower, upon the request of the Administrative Agent, such Lender or the Issuing Bank (or Transferee), agrees to repay the amount paid over to the Borrower (plus penalties, interest or other charges) to the Administrative Agent, such Lender or the Issuing Bank (or Transferee) in the event the Administrative Agent, such Lender or the Issuing Bank (or Transferee) is required to repay such refund to such Governmental Authority.

     (e) As soon as practicable after the date of any payment of Taxes or Other Taxes by the Borrower to the relevant Governmental Authority, the Borrower will deliver to the Administrative Agent, at its address referred to in Section 9.01, the original or a certified copy of a receipt issued by such Governmental Authority evidencing payment thereof.

     (f) Without prejudice to the survival of any other agreement contained herein, the agreements and obligations contained in this Section 2.17 shall survive the payment in full of the principal of and interest on all Loans made hereunder, the expiration or cancellation of all Letters of Credit and the reimbursement of all draws thereunder.

     (g) Each Lender (or Transferee) that is organized under the laws of a jurisdiction other than the United States, any State thereof or the District of Columbia (a "Non-U.S. Lender") shall deliver to the Borrower and the Administrative Agent two copies of either United States Internal Revenue Service Form 1001 or Form 4224, or, in the case of a Non-U.S. Lender claiming exemption from U.S. Federal withholding tax under Section 871(h) or 881(c) of the Code with respect to payments of "portfolio interest", a Form W-8, or any subsequent versions thereof or successors thereto (and, if such Non-U.S. Lender delivers a Form W-8, a certificate representing that such Non-U.S. Lender is not a bank for purposes of Section 881(c) of the Code, is not a 10-percent shareholder (within the meaning of Section 871(h)(3)(B) of the Code) of the Borrower and is not a controlled foreign corporation related to the Borrower (within the meaning of Section 864(d)(4) of the Code)), properly completed and duly executed by such Non-U.S. Lender claiming complete exemption from, or reduced rate of, U.S. Federal withholding tax on payments by the Borrower under this Agreement and the other Loan Documents. Such forms shall be delivered by each Non-U.S. Lender on or before the date it becomes a party to this Agreement (or, in the case of a Transferee that is a participation holder, on or before the date such participation holder becomes a Transferee hereunder) and on or before the date, if any, such Non-U.S. Lender changes its applicable lending office by designating a different lending office (a "New Lending Office"). In addition, each Non-U.S. Lender shall deliver such forms promptly upon the obsolescence or invalidity of any form previously delivered by such Non-U.S. Lender. Notwithstanding any other provision of this Section 2.17(g), a Non-U.S. Lender shall not be required to deliver any form pursuant to this Section 2.17(g) that such Non-U.S. Lender is not legally able to deliver.

     (h) The Borrower shall not be required to indemnify any Non-U.S. Lender or to pay any additional amounts to any Non-U.S. Lender in respect of United States Federal withholding tax pursuant to paragraph (a) or (c) above to the extent that (i) the obligation to withhold amounts with respect to United States Federal withholding tax existed on the date such Non U.S. Lender became a party to this Agreement (or, in the case of a Transferee that is a participation holder, on the date such participation holder became a Transferee hereunder) or, with respect to payments to a New Lending Office, the date such Non-U.S. Lender designated such New Lending Office with respect to a Loan ; provided, however, that this paragraph (h) shall not apply (x) to any Transferee or New Lending Office that becomes a Transferee or New Lending Office as a result of an assignment, participation, transfer or designation made at the request of the Borrower and (y) to the extent the indemnity payment or additional amounts any Transferee, or any Lender (or Transferee), acting through a New Lending Office, would be entitled to receive (without regard to this paragraph (h)) do not exceed the indemnity payment or additional amounts that the person making the assignment, participation or transfer to such Transferee, or Lender (or Transferee) making the designation of such New Lending Office, would have been entitled to receive in the absence of such assignment, participation, transfer or designation or (ii) the obligation to pay such additional amounts would not have arisen but for a failure by such Non-U.S. Lender to comply with the provisions of paragraph (g) above.

     (i) Any Lender or Issuing Bank (or Transferee) claiming any indemnity payment or additional amounts payable pursuant to this Section 2.17 shall use reasonable efforts (consistent with legal and regulatory restrictions) to file any certificate or document reasonably requested in writing by the Borrower or to change the jurisdiction of its applicable lending office if the making of such a filing or change would avoid the need for or reduce the amount of any such indemnity payment or additional amounts that may thereafter accrue and would not, in the sole determination of such Lender or Issuing Bank (or Transferee), be otherwise disadvantageous to such Lender or Issuing Bank (or Transferee).

     (j) Nothing contained in this Section 2.17 shall require any Lender or the Issuing Bank (or any Transferee) or the Administrative Agent to make available any of its tax returns (or any other information that it deems to be confidential or proprietary).

     SECTION 2.18. Assignment of Commitments Under Certain Circumstances. (a) In the event (i) any Lender or the Issuing Bank delivers a certificate requesting compensation pursuant to Section 2.11, (ii) any Lender or the Issuing Bank delivers a notice described in Section 2.12 or (iii) the Borrower is required to pay any additional amount to any Lender or the Issuing Bank or any Governmental Authority on account of any Lender or the Issuing Bank pursuant to Section 2.17, the Borrower may, at its sole expense and effort, upon notice to such Lender or the Issuing Bank and the Administrative Agent, require such Lender or the Issuing Bank to transfer and assign, without recourse (in accordance with and subject to the restrictions contained in Section 9.04), all of its interests, rights and obligations under this Agreement to an assignee which shall assume such assigned obligations (which assignee may be another Lender, if a Lender accepts such assignment); provided that (w) no Default or Event of Default has occurred and is continuing, (x) such assignment shall not conflict with any law, rule or regulation or order of any court or other Governmental Authority having jurisdiction, (y) the Borrower shall have received the prior written consent of the Administrative Agent (and, if a Revolving Credit Commitment is being assigned, of the Issuing Bank and Swingline Lender), which consent shall not unreasonably be withheld, and (z) the Borrower or such assignee shall have paid to the affected Lender or the Issuing Bank in immediately available funds an amount equal to the sum of the principal of and interest accrued to the date of such payment on the outstanding Loans and participations in L/C Disbursements and Swingline Loans of such Lender or the Issuing Bank plus all fees and other amounts accrued for the account of such Lender or the Issuing Bank hereunder (including any amounts under Section 2.11 and Section 2.13); provided further that if prior to any such transfer and assignment the circumstances or event that resulted in such Lender's or the Issuing Bank's claim for compensation under Section 2.11 or notice under Section 2.12 or the amounts paid pursuant to
Section 2.17, as the case may be, cease to cause such Lender or the Issuing Bank to suffer increased costs or reductions in amounts received or receivable or reduction in return on capital, or cease to have the consequences specified in
Section 2.12, or cease to result in amounts being payable under Section 2.17, as the case may be (including as a result of any action taken by such Lender or the Issuing Bank pursuant to paragraph (b) below), or if such Lender or the Issuing Bank shall waive its right to claim further compensation under Section 2.11 in respect of such circumstances or event or shall withdraw its notice under
Section 2.12 or shall waive its right to further payments under Section 2.17 in respect of such circumstances or event, as the case may be, then such Lender or the Issuing Bank shall not thereafter be required to make any such transfer and assignment hereunder. In the case of any such assignment by an Issuing Bank, such assignment shall not affect the Issuing Bank's rights under this Agreement in respect of any Letters of Credit issued by it that remain outstanding.

     (b) If (i) any Lender or the Issuing Bank shall request compensation under
Section 2.11, (ii) any Lender or the Issuing Bank delivers a notice described in
Section 2.12 or (iii) the Borrower is required to pay any additional amount to any Lender or the Issuing Bank or any Governmental Authority on account of any Lender or the Issuing Bank pursuant to Section 2.17, then such Lender or the Issuing Bank shall exercise reasonable efforts (which shall not require such Lender or the Issuing Bank to incur an unreimbursed loss or unreimbursed cost or expense or otherwise take any action inconsistent with its internal policies or suffer any disadvantage or burden deemed by it to be significant) to assign its rights and delegate and transfer its obligations hereunder to another of its offices, branches or affiliates, if such assignment would reduce its claims for compensation under Section 2.11 or enable it to withdraw its notice pursuant to
Section 2.12 or would reduce amounts payable pursuant to Section 2.17, as the case may be, in the future. The Borrower hereby agrees to pay all reasonable costs and expenses incurred by any Lender or the Issuing Bank in connection with any such assignment, delegation and transfer.

     SECTION 2.19. Swingline Loans. (a) Swingline Commitment. Subject to the terms and conditions and relying upon the representations and warranties herein set forth, the Swingline Lender agrees to make loans to the Borrower at any time and from time to time on and after the Effective Date and until the earlier of the Revolving Credit Maturity Date and the termination of the Revolving Credit Commitments in accordance with the terms hereof, in an aggregate principal amount at any time outstanding that will not result in (i) the aggregate principal amount of all Swingline Loans exceeding $3,000,000 in the aggregate or
(ii) the Aggregate Revolving Credit Exposure, after giving effect to any Swingline Loan, exceeding the Total Revolving Credit Commitment. Each Swingline Loan shall be in a principal amount that is not less than $100,000 and is an integral multiple of $50,000. The Swingline Commitment may be terminated or reduced from time to time as provided herein. Within the foregoing limits, the Borrower may borrow, pay or prepay and reborrow Swingline Loans hereunder on and after the Effective Date and prior to the Revolving Credit Maturity Date, subject to the terms, conditions and limitations set forth herein.

     (b) Swingline Loans. The Borrower shall notify the Administrative Agent by telephonic notice (promptly confirmed by hand delivery or telecopy notice) not later than 12:00 noon, New York City time, on the day of a proposed Swingline Loan. Such notice shall be delivered on a Business Day, shall be irrevocable and shall refer to this Agreement and shall specify the requested date (which shall be a Business Day) and amount of such Swingline Loan. The Administrative Agent will promptly advise the Swingline Lender of any notice received from the Borrower pursuant to this paragraph (b). The Swingline Lender shall make each Swingline Loan available to the Borrower by means of a credit to the general deposit account of the Borrower with the Swingline Lender by 3:00 p.m. on the date such Swingline Loan is so requested to be made.

     (c) Prepayment. The Borrower shall have the right at any time and from time to time to prepay any Swingline Loan, in whole or in part, upon giving telephonic notice (promptly confirmed by hand delivery or telecopy notice) to the Swingline Lender and to the Administrative Agent before 12:00 (noon), New York City time on the date of prepayment at the Swingline Lender's address for notices specified on Schedule 2.01; provided, however, that partial prepayments shall be in a principal amount that is an integral multiple of $50,000. All principal payments of Swingline Loans pursuant to Section 2.10(b) shall be accompanied by accrued interest on the principal amount being repaid to the date of payment.

     (d) Interest. Each Swingline Loan shall be an ABR Loan and, subject to the provisions of Section 2.07, shall bear interest as provided in Section 2.06(a).

     (e) Participations. The Swingline Lender may by written notice given to the Administrative Agent not later than 10:00 a.m., New York City time, on any Business Day require the Revolving Credit Lenders to acquire participations in all or a portion of the Swingline Loans outstanding. Such notice shall specify the aggregate amount of Swingline Loans and accrued interest thereon in which Revolving Credit Lenders will participate. The Administrative Agent will, promptly upon receipt of such notice, give notice to each Revolving Credit Lender, specifying in such notice such Lender's Pro Rata Percentage of such Swingline Loan or Loans and accrued interest thereon. In consideration and in furtherance of the foregoing, each Revolving Credit Lender hereby absolutely and unconditionally agrees, upon receipt of notice as provided above, to pay to the Administrative Agent, for the account of the Swingline Lender, such Revolving Credit Lender's Pro Rata Percentage of such Swingline Loan or Loans and accrued interest thereon. Each Lender acknowledges and agrees that its obligation to acquire participations in Swingline Loans pursuant to this paragraph is absolute and unconditional and shall not be affected by any circumstance whatsoever, including the occurrence and continuance of a Default or an Event of Default, and that each such payment shall be made without any offset, abatement, withholding or reduction whatsoever. Each Lender shall comply with its obligation under this paragraph by wire transfer of immediately available funds, in the same manner as provided in Section 2.02(c) with respect to Loans made by such Lender (and Section 2.02(c) shall apply, mutatis mutandis, to the payment obligations of the Lenders) and the Administrative Agent shall promptly pay to the Swingline Lender amounts so received by it from the Lenders. The Administrative Agent shall notify the Borrower of any participations in any Swingline Loan acquired pursuant to this paragraph and thereafter payments in respect of such Swingline Loan shall be made to the Administrative Agent and not to the Swingline Lender. Any amounts received by the Swingline Lender from the Borrower (or other party on behalf of the Borrower) in respect of a Swingline Loan after receipt by the Swingline Lender of the proceeds of a sale of participations therein shall be promptly remitted to the Administrative Agent; any such amounts received by the Administrative Agent shall be promptly remitted by the Administrative Agent to the Lenders that shall have made their payments pursuant to this paragraph and to the Swingline Lender, as their interests may appear. The purchase of participations in a Swingline Loan pursuant to this paragraph shall not relieve the Borrower (or other party liable for obligations of the Borrower) of its default in respect of the payment thereof.

     SECTION 2.20. Letters of Credit. (a) General. The Borrower may request the issuance of a Letter of Credit, in a form reasonably acceptable to the Administrative Agent and the Issuing Bank, appropriately completed, for the account of the Borrower, at any time and from time to time while the Revolving Credit Commitments remain in effect. This Section shall not be construed to impose an obligation upon the Issuing Bank to issue any Letter of Credit that is inconsistent with the terms and conditions of this Agreement.

     (b) Notice of Issuance, Amendment, Renewal, Extension; Certain Conditions. In order to request the issuance of a Letter of Credit (or to amend, renew or extend an existing Letter of Credit), the Borrower shall hand deliver or telecopy to the Issuing Bank and the Administrative Agent (reasonably in advance of the requested date of issuance, amendment, renewal or extension) a notice requesting the issuance of a Letter of Credit, or identifying the Letter of Credit to be amended, renewed or extended, the date of issuance, amendment, renewal or extension, the date on which such Letter of Credit is to expire (which shall comply with paragraph (c) below), the amount of such Letter of Credit, the name and address of the beneficiary thereof and such other information as shall be necessary to prepare such Letter of Credit. Following receipt of such notice and prior to the issuance of the requested Letter of Credit or the applicable amendment, renewal or extension, the Administrative Agent shall notify the Borrower and the Issuing Bank of the amount of the Aggregate Revolving Credit Exposure after giving effect to (i) the issuance, amendment, renewal or extension of such Letter of Credit, (ii) the issuance or expiration of any other Letter of Credit that is to be issued or will expire prior to the requested date of issuance of such Letter of Credit and (iii) the borrowing or repayment of any Revolving Credit Loans or Swingline Loans that (based upon notices delivered to the Administrative Agent by the Borrower) are to be borrowed or repaid prior to the requested date of issuance of such Letter of Credit. A Letter of Credit shall be issued, amended, renewed or extended only if, and upon issuance, amendment, renewal or extension of each Letter of Credit the Borrower shall be deemed to represent and warrant that, after giving effect to such issuance, amendment, renewal or extension (A) the L/C Exposure shall not exceed $25,000,000, and (B) the Aggregate Revolving Credit Exposure shall not exceed the Total Revolving Credit Commitment. Promptly following the end of each month, the Administrative Agent shall notify the Lenders of the L/C Exposure as of the end of such month.

     (c) Expiration Date. Each Letter of Credit shall expire at or prior to the close of business on the date that is five Business Days prior to the Revolving Credit Maturity Date or, if such Letter of Credit is a commercial letter of credit, the earlier of such date and date 180 days after the date of issuance of such Letter of Credit.

     (d) Participations. By the issuance of a Letter of Credit and without any further action on the part of the Issuing Bank or the Lenders, the Issuing Bank hereby grants to each Lender, and each such Lender hereby acquires from the applicable Issuing Bank, a participation in such Letter of Credit equal to such Lender's Pro Rata Percentage of the aggregate amount available to be drawn under such Letter of Credit, effective upon the issuance of such Letter of Credit. In consideration and in furtherance of the foregoing, each Lender hereby absolutely and unconditionally agrees to pay to the Administrative Agent, for the account of the Issuing Bank, such Lender's Pro Rata Percentage of each L/C Disbursement made by the Issuing Bank and not reimbursed by the Borrower (or, if applicable, another party pursuant to its obligations under any other Loan Document) forthwith on the date due as provided in Section 2.02(f). Each

Lender acknowledges and agrees that its obligation to acquire participations pursuant to this paragraph in respect of Letters of Credit is absolute and unconditional and shall not be affected by any circumstance whatsoever, including the occurrence and continuance of a Default or an Event of Default, and that each such payment shall be made without any offset, abatement, withholding or reduction whatsoever; provided, however, that the foregoing shall not be construed to impose an obligation of the Lenders to reimburse an L/C Disbursement that the Borrower is not required to reimburse due to the gross negligence or wilful misconduct of the Issuing Bank (determined as provided in Section 2.20(f)).

     (e) Reimbursement. If the Issuing Bank shall make any L/C Disbursement in respect of a Letter of Credit, the Borrower shall reimburse such L/C Disbursement by paying an amount equal to such L/C Disbursement to the Administrative Agent not later than 12:00 (noon) on the date that such L/C Disbursement is made or, if the Borrower shall have received notice of such L/C Disbursement later than 10:00 a.m., New York City time, on the date that such L/C Disbursement is made, not later than 12:00 (noon), New York City time, on the immediately following Business Day; provided that the Borrower may, to the extent that such L/C Disbursement is not less than $500,000 and is an integral multiple of $100,000 and subject to the conditions to Borrowing set forth in
Section 4.01, request by notice to the Administrative Agent not later than the time that payment would be required as aforesaid that such payment be financed with ABR Loans as contemplated by Section 2.02(f) and, to the extent such payment is so financed with ABR Loans in accordance with Section 2.02(f), such payment shall not be required to be made by the Borrower under this Section 2.20(e).

     (f) Obligations Absolute. The Borrower's obligations to reimburse L/C Disbursements as provided in paragraph (e) above shall be absolute, unconditional and irrevocable, and shall be performed strictly in accordance with the terms of this Agreement, under any and all circumstances whatsoever, and irrespective of:

          (i) any lack of validity or enforceability of any Letter of Credit or any Loan Document, or any term or provision therein;

          (ii) any amendment or waiver of or any consent to departure from all or any of the provisions of any Letter of Credit or any Loan Document;

          (iii) the existence of any claim, setoff, defense or other right that the Borrower, any other party guaranteeing, or otherwise obligated with, the Borrower, any Subsidiary or other Affiliate thereof or any other person may at any time have against the beneficiary under any Letter of Credit, the Issuing Bank, the Administrative Agent or any Lender or any other person, whether in connection with this Agreement, any other Loan Document or any other related or unrelated agreement or transaction;

          (iv) any draft or other document presented under a Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

          (v) payment by the Issuing Bank under a Letter of Credit against presentation of a draft or other document that does not comply with the terms of such Letter of Credit; and

          (vi) any other act or omission to act or delay of any kind of the Issuing Bank, the Lenders, the Administrative Agent or any other person or any other event or circumstance whatsoever, whether or not similar to any of the foregoing, that might, but for the provisions of this Section, constitute a legal or equitable discharge of the Borrower's obligations hereunder;

provided that the foregoing shall not be construed to impose an obligation upon the Borrower to reimburse the Issuing Bank to the extent that neither the Borrower nor any Subsidiary received any benefit from such L/C Disbursement as a direct result of the Issuing Bank's gross negligence or wilful misconduct in determining whether drafts and other documents presented under a Letter of Credit comply with the terms thereof; it is understood that the Issuing Bank may accept documents that are on their face in order, without responsibility for further investigation, regardless of any notice or information to the contrary and, in making any payment under any Letter of Credit (A) the Issuing Bank's exclusive reliance on the documents presented to it under such Letter of Credit as to any and all matters set forth therein, including reliance on the amount of any draft presented under such Letter of Credit, whether or not the amount due to the beneficiary thereunder equals the amount of such draft and whether or not any document presented pursuant to such Letter of Credit proves to be insufficient in any respect, if such document on its face appears to be in order, and whether or not any other statement or any other document presented pursuant to such Letter of Credit proves to be forged or invalid or any statement therein proves to be inaccurate or untrue in any respect whatsoever and (B) any noncompliance in any immaterial respect of the documents presented under such Letter of Credit with the terms thereof shall, in each case, be deemed not to constitute wilful misconduct or gross negligence of the Issuing Bank.

     (g) Disbursement Procedures. The Issuing Bank shall, promptly following its receipt thereof, examine all documents purporting to represent a demand for payment under a Letter of Credit. The Issuing Bank shall as promptly as possible give telephonic notification, confirmed by telecopy, to the Administrative Agent and the Borrower of such demand for payment and whether the Issuing Bank has made or will make an L/C Disbursement thereunder; provided that any failure to give or delay in giving such notice shall not relieve the Borrower of its obligation to reimburse the Issuing Bank and the Lenders with respect to any such L/C Disbursement. The Administrative Agent shall promptly give each Lender notice thereof.

     (h) Interim Interest. If the Issuing Bank shall make any L/C Disbursement in respect of a Letter of Credit, then, unless the Borrower shall reimburse such L/C Disbursement in full not later than 12:00 (noon), New York City time, on the date that such L/C Disbursement is made, the unpaid amount thereof shall bear interest, for each day from and including the date of such L/C Disbursement to but excluding the date of payment at the Alternate Base Rate; provided that to the extent that such L/C Disbursement is not reimbursed by the Borrower prior to 12:00 (noon), New York City time on the third Business Day after the date such L/C Disbursement is made and is not financed with ABR Loans in accordance with
Section 2.02(f), then such unpaid amount shall bear interest from and including such third Business Day to but excluding the date of payment as provided in
Section 2.07.

     (i) Resignation or Removal of the Issuing Bank. The Issuing Bank may resign at any time by giving 180 days' prior written notice to the Administrative Agent, the Lenders and the Borrower, and may be removed at any time by the Borrower by notice to the Issuing Bank, the Administrative Agent and the Lenders. Subject to the last sentence of this paragraph, upon the acceptance of any appointment as the Issuing Bank hereunder by a successor Issuing Bank, such successor shall succeed to and become vested with all the interests, rights and obligations of the retiring Issuing Bank and the retiring Issuing Bank shall be discharged from its obligations to issue additional Letters of Credit hereunder. At the time such removal or resignation shall become effective, the Borrower shall pay all accrued and unpaid Issuing Bank Fees. The acceptance of any appointment as the Issuing Bank hereunder by a successor Lender shall be evidenced by an agreement entered into by such successor, in a form satisfactory to the Borrower and the Administrative Agent, and, from and after the effective date of such agreement, (i) such successor Lender shall have all the rights and obligations of the previous Issuing Bank under this Agreement and the other Loan Documents and (ii) references herein and in the other Loan Documents to the term "Issuing Bank" shall be deemed to refer to such successor or to any previous Issuing Bank, or to such successor and all previous Issuing Banks, as the context shall require. After the resignation or removal of the Issuing Bank hereunder, the retiring Issuing Bank shall remain a party hereto and shall continue to have all the rights and obligations of an Issuing Bank under this Agreement and the other Loan Documents with respect to Letters of Credit issued by it prior to such resignation or removal, but shall not be required to issue additional Letters of Credit.

     (j) Cash Collateralization. If any Event of Default shall occur and be continuing, the Borrower shall, on the Business Day it receives notice from the Administrative Agent or the Required Lenders thereof and the amount to be deposited, deposit in an account with the Administrative Agent, for the benefit of the Revolving Credit Lenders, an amount in cash equal to the L/C Exposure as of such date. Such deposit shall be held by the Administrative Agent as collateral for the payment and performance of the Obligations. The Administrative Agent shall have exclusive dominion and control, including the exclusive right of withdrawal, over such account. Other than any interest earned on the investment of such deposits in Cash Equivalents, which investments shall be made at the option and sole discretion of the Administrative Agent, such deposits shall not bear interest. Interest or profits, if any, on such investments shall accumulate in such account. Moneys in such account shall (i) automatically be applied by the Administrative Agent to reimburse the Issuing Bank for L/C Disbursements for which it has not been reimbursed, (ii) be held for the satisfaction of the reimbursement obligations of the Borrower for the L/C Exposure at such time and (iii) if the maturity of the Loans has been accelerated, be applied to satisfy the Obligations. If the Borrower is required to provide an amount of cash collateral hereunder as a result of the occurrence of an Event of Default, such amount (to the extent not applied as aforesaid) shall be returned to the Borrower within three Business Days after all Events of Default have been cured or waived.

     (k) Additional Issuing Banks. The Borrower may, at any time and from time to time with the consent of the Administrative Agent (which consent shall not be unreasonably withheld) and such Lender, designate one or more additional Lenders to act as an issuing bank under the terms of this Agreement. Any Lender designated as an issuing bank pursuant to this paragraph (k) shall be deemed to be an "Issuing Bank" (in addition to being a Lender) in respect of Letters of Credit issued or to be issued by such Lender, and, with respect to any Letter of Credit, such term shall thereafter apply to the Issuing Bank that shall have issued such Letter of Credit.

     (l) Existing Letters of Credit. All Existing Letters of Credit shall be deemed to be Letters of Credit issued under this Agreement as of the Effective Date and shall constitute Letters of Credit for all purposes of the Loan Documents.

ARTICLE III. REPRESENTATIONS AND WARRANTIES

     Each of Holdings and the Borrower represents and warrants to each of the Lenders that:

     SECTION 3.01. Organization; Powers. Each of Holdings and the Borrower and each of the Subsidiaries (other than the Excluded Subsidiaries) (a) is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, (b) has all requisite power and authority to own its property and assets and to carry on its business as now conducted and as proposed to be conducted, (c) is qualified to do business in every jurisdiction where such qualification is required, except where the failure so to qualify could not reasonably be expected to result in a Material Adverse Effect, and (d) has the corporate power and authority to execute, deliver and perform its obligations under each of the Loan Documents and each other agreement or instrument contemplated thereby to which it is or will be a party and, in the case of the Borrower, to borrow hereunder.

     SECTION 3.02. Authorization. The execution, delivery and performance by each Loan Party of each of the Loan Documents to which it is or will be a party and, in the case of the Borrower, the borrowings hereunder (collectively, the "Transactions") (a) have been duly authorized by all requisite corporate and, if required, stockholder action and (b) will not (i) violate (A) any provision of law, statute, rule or regulation, or of the certificate or articles of incorporation or other constitutive documents or by- laws of Holdings, the Borrower or any Subsidiary, (B) any order of any Governmental Authority or (C) any provision of any indenture, agreement or other instrument to which Holdings, the Borrower or any Subsidiary is a party or by which any of them or any of their property is or may be bound, (ii) be in conflict with, result in a breach of or constitute (alone or with notice or lapse of time or both) a default under any such indenture, agreement or other instrument or (iii) result in the creation or imposition of any Lien upon or with respect to any property or assets now owned or hereafter acquired by Holdings, the Borrower or any Subsidiary.

     SECTION 3.03. Enforceability. This Agreement has been duly executed and delivered by Holdings and the Borrower and constitutes, and each other Loan Document when executed and delivered by each Loan Party party thereto will constitute, a legal, valid and binding obligation of Holdings and the Borrower and such Loan Party enforceable against Holdings and the Borrower and such Loan Party in accordance with its terms.

     SECTION 3.04. Governmental Approvals. No action, consent or approval of, registration or filing with or any other action by any Governmental Authority is or will be required in connection with the Transactions, except for such as have been made or obtained and are in full force and effect.

     SECTION 3.05. Financial Statements. Holdings has heretofore furnished to the Lenders its consolidated and consolidating balance sheet and statement of operations and consolidated statement of cash flows as of and for the fiscal year ended June 30, 1998, which consolidated statements were audited by and accompanied by the opinion of KPMG Peat Marwick LLP, independent public accountants, and its unaudited consolidated and consolidating balance sheet and statement of operations and consolidated statement of cash flows as of and for the nine month period ended March 31, 1999. Such financial state ments present fairly the financial condition and results of operations and cash flows of Holdings and its consolidated subsidiaries as of such dates and for such periods. Each such balance sheet and the notes thereto disclose all material liabilities, direct or contingent, of Holdings on a consolidated basis as of the date thereof. Such financial statements were prepared in accordance with GAAP applied on a consistent basis.

     SECTION 3.06. No Material Adverse Change. There has been no material adverse change in the business, assets, operations, prospects or condition, financial or otherwise, of the Borrower and the Subsidiaries, taken as a whole, since June 30, 1998.

     SECTION 3.07. Title to Properties; Possession Under Leases. (a) Each of Holdings, the Borrower and the Subsidiaries (other than the Excluded Subsidiaries) has good and marketable title to, or valid leasehold interests in, all its material properties and assets, except for minor defects in title that do not interfere with its ability to conduct its business as currently conducted or to utilize such properties and assets for their intended purposes. All such material properties and assets are free and clear of Liens, other than Liens expressly permitted by Section 6.02.

     (b) Each of Holdings, the Borrower and the Subsidiaries (other than the Excluded Subsidiaries) has complied with all obligations under all material leases to which it is a party as a lessee and all such leases are in full force and effect. Each of Holdings, the Borrower and the Subsidiaries (other than the Excluded Subsidiaries) enjoys peaceful and undisturbed possession under all such material leases.

     SECTION 3.08. Subsidiaries. Schedule 3.08 sets forth as of the Effective Date a list of all Subsidiaries of the Borrower and the percentage ownership interest of the Borrower therein. Each Subsidiary that is an "Excluded Subsidiary" satisfies the conditions set forth in the definition of the term "Excluded Subsidiary".

     SECTION 3.09. Litigation; Compliance with Laws. (a) Except as set forth in
Schedule 3.09, there are not any actions, suits or proceedings at law or in equity or by or before any Governmental Authority now pending or, to the knowledge of Holdings or the Borrower, threatened against or affecting Holdings or the Borrower or any Subsidiary or any business, property or rights of any such person (i) which involve any Loan Document or the Transactions or (ii) as to which there is a reasonable possibility of an adverse determination and which, if adversely determined, could, individually or in the aggregate, result in a Material Adverse Effect.

     (b) None of Holdings, the Borrower or any of the Subsidiaries or any of their respective material properties or assets is in violation of, nor will the continued operation of their material properties and assets as currently conducted violate, any law, rule or regulation (including any zoning, building, Environmental and Safety Law, ordinance, code or approval or any building permits), or is in default with respect to any judgment, writ, injunction or decree of any Governmental Authority, except any such violations or defaults that, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect.

     SECTION 3.10. Agreements. (a) None of Holdings, the Borrower or any of the Subsidiaries is a party to any agreement or instrument or subject to any corporate restriction that has resulted or could reasonably be anticipated to result in a Material Adverse Effect.

     (b) None of Holdings, the Borrower or any of the Subsidiaries is in default in any manner under any provision of any indenture or other agreement or instrument evidencing Indebtedness, or any other material agreement or instrument to which it is a party or by which it or any of its properties or assets are or may be bound, where such default could reasonably be anticipated to result in a Material Adverse Effect.

     SECTION 3.11. Federal Reserve Regulations. (a) None of Holdings, the Borrower or any of the Subsidiaries is engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying Margin Stock.

     (b) No part of the proceeds of any Loan will be used, whether directly or indirectly, and whether immediately, incidentally or ultimately, (i) to purchase or carry Margin Stock or to extend credit to others for the purpose of purchasing or carrying Margin Stock or to refund indebtedness originally incurred for such purpose, or (ii) for any purpose which entails a violation of, or which is inconsistent with, the provisions of the Regulations of the Board, including Regulation T, U or X.

     SECTION 3.12. Investment Company Act; Public Utility Holding Company Act. None of Holdings, the Borrower or any Subsidiary is (a) an "investment company" as defined in, or subject to regulation under, the Investment Company Act of 1940 or (b) a "holding company" as defined in, or subject to regulation under, the Public Utility Holding Company Act of 1935.

     SECTION 3.13. Use of Proceeds. The Borrower will use the proceeds of the Loans and will request the issuance of Letters of Credit only for the purposes specified in Section 5.08 of this Agreement.

     SECTION 3.14. Tax Returns. Each of Holdings, the Borrower and the Subsidiaries has filed or caused to be filed all Federal, state and local tax returns required to have been filed by it and has paid or caused to be paid all taxes due and payable by it and all assessments received by it, except taxes that are being contested in good faith by appropriate proceedings and for which adequate reserves have been established in accordance with GAAP.

     SECTION 3.15. No Material Misstatements. (a) No factual information, including factual information contained in the Information Memorandum or in any report, financial statement, exhibit or schedule, furnished by or on behalf of Holdings or the Borrower to the Administrative Agent or any Lender in connection with the negotiation of any Loan Document or included therein or delivered pursuant thereto (when considered as a whole with all other factual information so furnished) contained, contains or will contain, as of the date so furnished, any material misstatement of fact or omitted, omits or will omit to state, as of the date so furnished, any material fact necessary to make the statements therein, in the light of the circumstances under which they were, are or will be made, not misleading.

     (b) All financial projections furnished by or on behalf of Holdings or the Borrower to the Administrative Agent or any Lender in connection with the negotiation of any Loan Document have been and will be prepared in good faith based upon estimates and assumptions believed by management of the Borrower to be reasonable at the time of preparation thereof (except as otherwise disclosed in writing therein), it being understood that projections as to future performance are not to be viewed as facts and that actual results may differ from projected results and such differences may be material.

     SECTION 3.16. Employee Benefit Plans. Each of the Borrower and its ERISA Affiliates is in compliance in all material respects with the applicable provisions of ERISA and the Code and the regulations and published interpretations thereunder. No Reportable Event has occurred in respect of any Plan of the Borrower or any ERISA Affiliate. The present value of all benefit liabilities under each Plan (based on those assumptions used to fund such Plan) did not, as of the last annual valuation date applicable thereto, exceed by more than $1,000,000 the value of the assets of such Plan, and the present value of all benefit liabilities of all underfunded Plans (based on those assumptions used to fund each such Plan) did not, as of the last annual valuation dates applicable thereto, exceed by more than $5,000,000 the value of the assets of all such underfunded Plans. Neither the Borrower nor any ERISA Affiliate has incurred any Withdrawal Liability that materially adversely affects the financial condition of the Borrower and its ERISA Affiliates taken as a whole. Neither the Borrower nor any ERISA Affiliate has received any notification that any Multiemployer Plan is in reorganization or has been terminated, within the meaning of Title IV of ERISA, and no Multiemployer Plan is reasonably expected to be in reorganization or to be terminated, where such reorganization or termination has resulted or can reasonably be expected to result in an increase in the contributions required to be made to such Plan that would materially and adversely affect the financial condition of the Borrower and its ERISA Affiliates taken as a whole.

     SECTION 3.17. Environmental Matters. Except as set forth in Schedule 3.17:

          (a) The soils and groundwater beneath the properties owned or operated by Holdings, the Borrower and the Subsidiaries (the "Properties") do not contain any Hazardous Materials in amounts or concentrations which (i) constitute a violation of, or (ii) give rise to liability under, Environmental Laws, which violations and liabilities, in the aggregate, could reasonably be anticipated to result in a Material Adverse Effect.

          (b) The Properties and all operations of the Borrower and the Subsidiaries are in compliance, and in the last three years have been in compliance, with all Environmental Laws and all necessary Environmental Permits have been obtained and are in effect, except to the extent that such non- compliance or failure to obtain any necessary permits, in the aggregate, could not reasonably be anticipated to result in a Material Adverse Effect.

          (c) There have been no Releases or threatened Releases at, from, under or proximate to the Properties or otherwise in connection with the operations of the Borrower or the Subsidiaries, which Releases or threatened Releases, in the aggregate, could reasonably be anticipated to result in a Material Adverse Effect.

          (d) None of Holdings, the Borrower or any of the Subsidiaries has received any notice of an Environmental Claim in connection with the Properties or the operations of the Borrower or the Subsidiaries or with regard to any person whose liabilities for environmental matters Holdings, the Borrower or the Subsidiaries has retained or assumed, in whole or in part, contractually, by operation of law or otherwise, which, in the aggregate, could reasonably be anticipated to result in a Material Adverse Effect, nor do Holdings, the Borrower or the Subsidiaries have reason to believe that any such notice will be received or is being threatened.

     SECTION 3.18. Insurance. Schedule 3.18 sets forth a true, complete and correct description of all insurance maintained by the Borrower or by the Borrower for its Subsidiaries as of the Effective Date. As of each such date, such insurance is in full force and effect and all premiums have been duly paid. The Borrower and its Subsidiaries have insurance in such amounts and covering such risks and liabilities as are in accordance with normal industry practice.

     SECTION 3.19. Labor Matters. There are no significant strikes, lockouts, slowdowns or other labor disputes against Holdings, the Borrower or any of its Subsidiaries pending or, to the knowledge of Holdings or the Borrower, threatened that could reasonably be expected to, individually or in the aggregate, have a Material Adverse Effect. The hours worked by and payment made to employees of Holdings, the Borrower or any of its Subsidiaries have not been in violation of the Fair Labor Standards Act or any other applicable Federal, state, local or foreign law dealing with such matters, where such violations could reasonably be expected, individually or in the aggregate, to result in a Material Adverse Effect. The consummation of the Transactions will not give rise to a right of termination or right of renegotiation on the part of any union under any collective bargaining agreement to which Holdings, the Borrower or any of its Subsidiaries is a party or by which Holdings, the Borrower or any of its Subsidiaries is bound.

     SECTION 3.20. Patents, Trademarks, etc. Each of the Borrower and each of its Subsidiaries owns, or is licensed to use, all patents, trademarks, trade names, copyrights, technology, know- how and processes, service marks and rights with respect to the foregoing that are (a) used in or necessary for the conduct of their respective businesses as currently conducted and (b) material to the business, assets, operations, properties, prospects or condition (financial or otherwise) of the Borrower and its Subsidiaries taken as a whole. The use of such patents, trademarks, trade names, copyrights, technology, know-how, processes and rights with respect to the foregoing by the Borrower and its Subsidiaries does not infringe on the rights of any Person. Holdings and the Excluded Subsidiaries do not own or license any such patents, trademarks, trade names, copyrights, technology, know-how or processes, service marks or rights.

     SECTION 3.21. Year 2000. All reprogramming required to permit the proper functioning, in and following the year 2000, of (a) the computer systems of the Borrower and the Subsidiaries and (b) equipment containing embedded microchips (including systems and equipment supplied by others or with which the Borrower's or any Subsidiary's systems interface) that are, in the case of (a) and (b), material to the business, assets, operations, properties, prospects or condition (financial or otherwise) of the Borrower and its Subsidiaries, taken as a whole, and the testing of all such systems and equipment, as so reprogrammed, has been completed, except as could not reasonably be expected to result in a Material Adverse Effect.

     ARTICLE IV. CONDITIONS

     SECTION 4.01. All Credit Events. The obligations of the Lenders to make Loans and of the Issuing Bank to issue Letters of Credit are subject to the satisfaction, on the date of each Borrowing, including each Borrowing of a Swingline Loan, and on the date of each issuance of a Letter of Credit (each such event, a "Credit Event"), of each of the following conditions:

          (a) The Administrative Agent shall have received a notice of such Borrowing as required by Section 2.03 or, in the case of the issuance of a Letter of Credit, the Issuing Bank and the Administrative Agent shall have received a notice requesting the issuance of such Letter of Credit as required by Section 2.20(b) or, in the case of the Borrowing of a Swingline Loan, the Swingline Lender and the Administrative Agent shall have received a notice requesting such Swingline Loan as required by Section 2.19(b).

          (b) The representations and warranties set forth in Article III hereof and in the other Loan Documents shall be true and correct in all material respects on and as of the date of such Credit

     Event with the same effect as though made on and as of such date, except to the extent such representations and warranties expressly relate to an earlier date.

          (c) Each Loan Party shall be in compliance with all the terms and provisions set forth herein and in each other Loan Document on its part to be observed or performed, and at the time of and immediately after such Credit Event, no Event of Default or Default shall have occurred and be continuing.

Each Credit Event shall be deemed to constitute a representation and warranty by the Borrower on the date of such Credit Event as to the matters specified in paragraphs (b) and (c) of this Section 4.01.

     SECTION 4.02. Effectiveness. The effectiveness of this Agreement and the obligations of the Lenders and the Issuing Bank hereunder are subject to the satisfaction of the following conditions:

          (a) The Administrative Agent shall have received counterparts of this Agreement signed on behalf of Holdings, the Borrower, the Issuing Bank and all the Lenders.

          (b) The Administrative Agent shall have received a favorable written opinion (addressed to the Lenders and dated the Effective Date) of Roxanne Khazarian, Esq., counsel for the Loan Parties, substantially in the form of Exhibit B and covering such other matters relating to the Loan Parties, the Loan Documents or the Transactions as the Required Lenders shall reasonably request. The Borrower hereby requests such counsel to deliver such opinion.

          (c) All legal matters incident to this Agreement, the borrowings and extensions of credit hereunder and the other Loan Documents shall be reasonably satisfactory to the Lenders, to the Issuing Bank and to Cravath, Swaine & Moore, counsel for the Administrative Agent.

          (d) The Administrative Agent shall have received such documents and certificates as the Administrative Agent or its counsel may reasonably request relating to the organization, existence and good standing of the Loan Parties, the authorization of the Transactions and any other legal matters relating to the Loan Parties, this Agreement or the Transactions, all in form and substance satisfactory to the Administrative Agent and its counsel.

          (e) The Administrative Agent shall have received a certificate, dated the Effective Date and signed by the President, a Vice President or a Financial Officer of the Borrower, confirming compliance with the conditions set forth in paragraphs (b) and (c) of Section 4.01.

          (f) The Administrative Agent shall have received all fees, and other amounts due and payable on or prior to the Effective Date, including, to the extent invoiced, reimbursement or payment of all out-of-pocket expenses required to be reimbursed or paid by the Borrower hereunder or under any other Loan Document.

          (g) The Administrative Agent shall have received from each Loan Party a counterpart of each of the Guarantee Agreement and the Indemnity, Subrogation and Contribution Agreement duly executed and delivered on behalf of such Loan Party.

          (h) All outstanding Loans, accrued and unpaid interest thereon and accrued and unpaid fees (other than Administrative Agent Fees) under the Existing Credit Agreement shall be paid in full (without prejudice to the Borrower's right to borrow hereunder in order to finance such payment), all Liens securing the obligations under the Existing Credit Agreement shall have been released and all commitments under the Existing Credit Agreement shall have been terminated.

The Administrative Agent shall notify the Borrower and the Lenders of the Effective Date, and such notice shall be conclusive and binding. Notwithstanding the foregoing, the obligations of the Lenders to make Loans and of the Issuing Bank to issue Letters of Credit hereunder shall not become effective unless each of the foregoing conditions is satisfied (or waived pursuant to Section 9.08) at or prior to 5:00 p.m., New York City time, on August 31, 1999 (and, in the event such conditions are not so satisfied or waived, the Commitments shall terminate at such time).

ARTICLE V. AFFIRMATIVE COVENANTS

     Each of Holdings and the Borrower covenants and agrees with each Lender that so long as this Agreement shall remain in effect and until the Commitments have been terminated and the principal of and interest on each Loan, all fees and all other expenses or amounts payable under any Loan Document shall have been paid in full and all Letters of Credit have been canceled or have expired and all amounts drawn thereunder have been reimbursed in full, unless the Required Lenders shall otherwise consent in writing, each of Holdings and the Borrower will, and will cause each of the Subsidiaries to:

     SECTION 5.01. Existence; Businesses and Properties. (a) Do or cause to be done all things necessary to preserve, renew and keep in full force and effect its legal existence, except as otherwise expressly permitted under Section 6.04 and except that the foregoing shall not apply to Excluded Subsidiaries.

     (b) Do or cause to be done all things necessary to (i) obtain, preserve, renew, extend and keep in full force and effect the rights, licenses, permits, franchises, authorizations, patents, copyrights, trademarks and trade names material to the conduct of its business; (ii) maintain and operate such business in substantially the manner in which it is presently conducted and operated;
(iii) comply in all material respects with all applicable laws, rules, regulations and orders of any Governmental Authority, whether now in effect or hereafter enacted; and (iv) at all times maintain and preserve all property material to the conduct of such business and keep such property in good repair, working order and condition and from time to time make, or cause to be made, all needful and proper repairs, renewals, additions, improvements and replacements thereto necessary in order that the business carried on in connection therewith may be properly conducted at all times; provided that (A) clauses (i), (ii), and
(iv) above shall not apply to Excluded Subsidiaries, (B) the foregoing shall not prevent any transaction expressly permitted under Section 6.04, (C) the foregoing shall not prevent Holdings, the Borrower or any Subsidiary from withdrawing its qualification as a foreign corporation in any jurisdiction and
(D) the foregoing clause (i) shall not prevent Holdings, the Borrower or any Subsidiary from taking or failing to take any action respecting any right, license, permit, franchise, authorization, patent, copyright, trademark or trade name determined by it to be in the best interest of the Borrower and the Subsidiaries; provided further that the foregoing clauses (C) and (D) shall not be construed to permit the taking of, or failure to take, any action that could reasonably be expected to result in a Material Adverse Effect.

     SECTION 5.02. Insurance. Keep its insurable properties adequately insured at all times by financially sound and reputable insurers; maintain such other insurance, to such extent and against such risks, including fire and other risks insured against by extended coverage, as is customary with companies in the same or similar businesses, including public liability insurance against claims for personal injury or death or property damage occurring upon, in, about or in connection with the use of any properties owned, occupied or controlled by it; and maintain such other insurance as may be required by law.

     SECTION 5.03. Obligations and Taxes. Pay its Indebtedness and other material obligations promptly and in accordance with their terms and pay and discharge promptly when due all taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits or in respect of its property, before the same shall become delinquent or in default, as well as all lawful claims for labor, materials and supplies or otherwise which, if unpaid, might give rise to a Lien upon such properties or any part thereof; provided, however, that such payment and discharge shall not be required with respect to any such obligation, tax, assessment, charge, levy or claim so long as the validity or amount thereof shall be contested in good faith by appropriate proceedings and the Borrower shall have set aside on its books adequate reserves with respect thereto and such contest operates to suspend collection of the contested obligation, tax, assessment charge, levy or claim and enforcement of a Lien.

     SECTION 5.04. Financial Statements, Reports, etc. In the case of Holdings and the Borrower, furnish to the Administrative Agent and each Lender:

          (a) within 95 days after the end of each fiscal year, its consolidated and consolidating balance sheets and related consolidated and consolidating statements of operations and consolidated statements of shareholders' equity and cash flows showing the financial condition of Holdings and its consolidated subsidiaries as of the close of such fiscal year and the results of its operations and the operations of such subsidiaries during such year, all audited (in the case of such consolidated and consolidating statements) by any "Big 5" accounting firm or other independent public accountants of recognized national standing reasonably acceptable to the Required Lenders, and accompanied by an opinion of such accountants (which shall not contain any "going concern" or other materially adverse qualification) to the effect that such consolidated financial statements fairly present the financial condition and results of operations of Holdings on a consolidated basis in accordance with GAAP consistently applied;

          (b) within 50 days after the end of each of the first three fiscal quarters of each fiscal year, its consolidated and consolidating balance sheets and related consolidated and consolidating statements of operations and consolidated statements of shareholders' equity and cash flows showing the financial condition of Holdings and its consolidated subsidiaries as of the close of such fiscal quarter and the results of its operations and the operations of such subsidiaries during such fiscal quarter and the then elapsed portion of the fiscal year, all certified by one of its Financial Officers as fairly presenting the financial condition and results of operations of Holdings on a consolidated basis in accordance with GAAP consistently applied, subject to the absence of footnotes and normal year-end reserves, accruals and audit adjustments;

          (c) concurrently with any delivery of financial statements under (a) or (b) above, a certificate of a Financial Officer (i) certifying that no Event of Default or Default has occurred or, if such an Event of Default or Default has occurred, specifying the nature and extent thereof and any corrective action taken or proposed to be taken with respect thereto and
     (ii) setting forth computations in reasonable detail satisfactory to the Administrative Agent demonstrating compliance with the covenants contained in Sections 6.06, 6.07 and 6.08;

          (d) concurrently with any delivery of financial statements under paragraph (a) above, a certificate of the accounting firm opining on such statements (which certificate may be limited to accounting matters and disclaim responsibility for legal interpretations) certifying (i) whether in connection with its audit examination any Default or Event of Default has come to its attention and, if such event has come to its attention, the nature and extent thereof and (ii) that based on its audit examination and its review of the computations referred to in clause (ii) of paragraph (c) above, nothing has come to its attention that leads it to believe that the information contained in the certificate delivered therewith pursuant to paragraph (c) above is not correct; provided that the requirements of this clause (d) shall be subject to any limitations and qualifications adopted after the date hereof by any professional association or organization or any Governmental Authority, in each case that affects the content of, or ability of accounting firms to deliver, certificates of the type contemplated by this paragraph;

          (e) promptly after the same become publicly available or are filed or distributed, as applicable, copies of all periodic and other reports, proxy statements and other materials filed by Holdings or the Borrower or any Subsidiary with the Securities and Exchange Commission, or any Governmental Authority succeeding to any of or all the functions of said Commission, or with any national securities exchange, or distributed to the holders of any Indebtedness with a then outstanding principal amount of $15,000,000 or more (or any trustee, agent or representative for any such holders) or to Holdings' shareholders, as the case may be;

          (f) promptly upon the occurrence of any change of rating of the Borrower's senior, unsecured, noncredit enhanced senior debt by Moody's or S&P, a certificate of a Financial Officer setting forth the new rating, the effective date thereof and, if applicable, notice of any change in the Applicable Percentage as a result thereof; and

          (g) promptly, from time to time, such other information regarding the operations, business affairs and financial condition of Holdings and the Borrower or any Subsidiary, or compliance with the terms of any Loan Document, as the Administrative Agent or any Lender may reasonably request.

     SECTION 5.05. Litigation and Other Notices. Furnish to the Administrative Agent and each Lender prompt written notice of the following:

          (a) any Event of Default or Default, specifying the nature and extent thereof and the corrective action (if any) proposed to be taken with respect thereto;

          (b) the filing or commencement of, or any threat or notice of intention of any person to file or commence, any action, suit or proceeding, whether at law or in equity or by or before any Governmental Authority, against the Borrower or any Affiliate thereof which could reasonably be expected to result in a Material Adverse Effect; and

          (c) any other development that has resulted in, or could reasonably be expected to result in, a Material Adverse Effect.

     SECTION 5.06. Employee Benefits. (a) Comply in all material respects with the applicable provisions of ERISA and the Code and (b) furnish to the Administrative Agent (i) as soon as possible after, and in any event within 30 days after any Responsible Officer of the Borrower or any ERISA Affiliate knows or has reason to know that, any Reportable Event has occurred that alone or together with any other Reportable Event could reasonably be expected to result in liability of the Borrower to the PBGC in an aggregate amount exceeding $5,000,000, a statement of a Financial Officer setting forth details as to such Reportable Event and the action that the Borrower proposes to take with respect thereto, together with a copy of the notice, if any, of such Reportable Event given to the PBGC, (ii) promptly after receipt thereof, a copy of any notice that the Borrower or any ERISA Affiliate may receive from the PBGC relating to the intention of the PBGC to terminate any Plan or Plans (other than a Plan maintained by an ERISA Affiliate that is considered an ERISA Affiliate only pursuant to subsection (m) or (o) of Code Section 414) or to appoint a trustee to administer any such Plan, (iii) within 10 days after the due date for filing with the PBGC pursuant to Section 412(n) of the Code a notice of failure to make a required installment or other payment with respect to a Plan, a statement of a Financial Officer setting forth details as to such failure and the action that the Borrower proposes to take with respect thereto, together with a copy of any such notice given to the PBGC and (iv) promptly and in any event within 30 days after receipt thereof by the Borrower or any ERISA Affiliate from the sponsor of a Multiemployer Plan, a copy of each notice received by the Borrower or any ERISA Affiliate concerning (A) the imposition of Withdrawal Liability or (B) a determination that a Multiemployer Plan is, or is expected to be, terminated or in reorganization, both within the meaning of Title IV of ERISA.

     SECTION 5.07. Maintaining Records; Access to Properties and Inspections. Maintain all financial records in accordance with GAAP and permit any representatives designated by any Lender, upon reasonable prior notice, to visit and inspect the financial records and the properties of Holdings, the Borrower or any Subsidiary at reasonable times (during normal business hours) and as often as requested and to make extracts from and copies of such financial records, and permit any representatives designated by any Lender to discuss the affairs, finances and condition of Holdings, the Borrower or any Subsidiary with the officers thereof and independent accountants therefor; provided that any such visitation and inspection rights shall be exercised in a reasonable manner that does not disrupt the business activities of the Borrower and its Subsidiaries.

     SECTION 5.08. Use of Proceeds. Use the proceeds of the Loans and request the issuance of Letters of Credit only for (i) working capital purposes of the Borrower and its Subsidiaries or (ii) general corporate purposes (including all proper and legitimate business purposes) of the Borrower and its Subsidiaries.

     SECTION 5.09. Further Assurances. (a) Cause each Subsidiary (including any Subsidiary that becomes a Subsidiary after the date hereof, but excluding (i) any Foreign Subsidiary so long as such Foreign Subsidiary has not entered into any Guarantee with respect to any other Indebtedness of the Borrower and (ii) any Excluded Subsidiary that has not ceased to qualify as an "Excluded Subsidiary") to undertake the obligations of and to become a Subsidiary Guarantor pursuant to the Guarantee Agreement and a party to the Indemnity, Subrogation and Contribution Agreement pursuant to one or more instruments or agreements satisfactory in form and substance to the Administrative Agent.

     SECTION 5.10. Environmental Matters. (a) Promptly give notice to the Administrative Agent upon becoming aware of (i) any violation of any Environmental Law, (ii) any claim, inquiry, proceeding, investigation or other action, including a request for information or a notice of an actual or threatened Environmental Claim or (iii) the discovery of the Release of any Hazardous Material at, on, under or from any of the properties owned or occupied by the Borrower or any Subsidiary in excess of reportable or allowable standards, threshold amounts or levels under any Environmental Law, or in a manner or amount that could reasonably be expected to result in liability under any Environmental Law.

     (b) Upon discovery of the presence on any of the properties owned or occupied by the Borrower or any Subsidiary of any Hazardous Material that is in violation of, or that could reasonably be expected to result in liability under, any Environmental Law, take all necessary steps to initiate and expeditiously complete all Remedial Action to eliminate any such adverse effect, and keep the Administrative Agent informed of such actions and the results thereof.

ARTICLE VI. NEGATIVE COVENANTS

     Until the Commitments have expired or terminated and the principal of and interest on each Loan, all fees and all other expenses or amounts payable under any Loan Document have been paid in full and all Letters of Credit have been cancelled or have expired and all amounts drawn thereunder have been reimbursed in full, unless the Required Lenders shall otherwise consent in writing, each of Holdings and the Borrower covenants and agrees that:

     SECTION 6.01. Indebtedness. (a) The Borrower will not permit any Subsidiary to incur, create, assume or permit to exist any Indebtedness, except:

          (i) intercompany Indebtedness, including open accounts, incurred by Subsidiaries from the Borrower or from other Subsidiaries;

          (ii) unsecured Indebtedness in an aggregate principal amount at any time outstanding not to exceed 10% of Consolidated Net Worth; and

          (iii) Indebtedness consisting of Guarantees of the Obligations.

     (b) The Borrower will not incur, create, assume or permit to exist any Indebtedness in respect of letters of credit or bankers' acceptances other than
(i) Indebtedness in respect of Letters of Credit and (ii) Indebtedness in respect thereof in an aggregate principal amount not to exceed $10,000,000 at any one time outstanding.

     SECTION 6.02. Liens. Neither Holdings nor the Borrower will, nor will they permit any Subsidiary to, create, incur, assume or permit to exist any Lien on any property or assets (including stock or other securities of any person, including any Subsidiary) now owned or hereafter acquired by it or on any income or revenues or rights in respect of any thereof, except:

          (a) Liens on property or assets of the Borrower and its Subsidiaries existing on the Effective Date and set forth in Schedule 6.02;

          (b) any Lien existing on any property or asset prior to the acquisition thereof by the Borrower or any Subsidiary; provided that (i) such Lien is not created in contemplation of or in connection with such acquisition, and (ii) such Lien does not apply to any other property or assets of the Borrower or any Subsidiary;

          (c) Liens for taxes, assessments or governmental charges or levies not yet due or which are being contested in compliance with Section 5.03;

          (d) Liens imposed by law that do not secure Indebtedness for borrowed money and were incurred in the ordinary course of business, such as carriers', warehousemen's, mechanic's, materialmen's, repairmen's or other like Liens arising in the ordinary course of business; provided that such Liens either (i) do not in the aggregate materially detract from the value of the property or assets to which such Liens apply or materially impair the use thereof in the operation of the business of Holdings, the Borrower and the Subsidiaries or (ii) are being contested in compliance with Section 5.03;

          (e) Liens upon equipment, machinery or real property (including improvements thereto and fixtures thereon), assets subject to Capital Lease Obligations and assets financed with industrial revenue bonds; provided that (i) such Liens only secure Indebtedness incurred (A) to finance the acquisition of such equipment, machinery or real property, or the improvement of such real property, (B) in respect of Capital Lease Obligations or (C) in respect of industrial revenue bonds, (ii) such Liens (other than Liens securing Capital Lease Obligations) are incurred, and the related Indebtedness is created, within 180 days after the acquisition or construction of the assets financed thereby and (iii) in each case, such Liens do not encumber any other assets or properties;

          (f) leases or subleases granted to other persons not materially interfering with the conduct of the business of the Borrower and its Subsidiaries taken as a whole;

          (g) easements, licenses, rights-of-way, zoning or other restrictions, encroachments and other similar charges or encumbrances, and minor title deficiencies, statutory and common law landlords' liens under leases to which Holdings, the Borrower or any of its Subsidiaries is a party, in each case not securing Indebtedness and not materially interfering with the conduct of the business of Holdings, the Borrower or any of its Subsidiaries;

          (h) Liens (other than any Lien imposed by ERISA) for worker's compensation, unemployment compensation and other forms of government insurance incurred in the ordinary course of business;

          (i) Liens to secure (i) performance of tenders, statutory obligations, bids, leases and contracts or other similar obligations (other than for borrowed money) entered into in the ordinary course of business or (ii) obligations on surety or appeal bonds, provided that the obligations secured by such Liens (and, to the extent (without duplication) the value of cash or property (other than Letters of Credit) forming a part of the security with respect to such surety or appeal bonds exceeds the obligations so secured, the amount of such excess) do not exceed in the aggregate $5,000,000;

          (j) Liens arising from precautionary Uniform Commercial Code financing statement filings regarding operating leases otherwise permitted hereunder;

          (k) any interest or title of a lessor under any operating lease of property to, or of any consignor of goods consigned to, or any creditor of any consignee in goods consigned to such consignee by, the Borrower or any of its Subsidiaries, in each case in the ordinary course of business;

          (l) Liens arising out of judgments or awards, which have been in existence for less than 45 days from the date of creation thereof or which have been stayed or bonded pending appeal or fully covered by insurance (subject to applicable deductibles) and for which no enforcement action has been commenced, provided that the aggregate amount of all such judgments or awards (and, to the extent (without duplication) the value of cash or property (other than Letters of Credit) forming a part of the security with respect to such judgment or award exceeds the obligations so secured, the amount of such excess) does not exceed $5,000,000 at any time outstanding; and

          (m) Liens securing obligations under any Rate Protection Agreement consisting solely of an assignment of the Borrower's rights under such Rate Protection Agreement.

     SECTION 6.03. Certain Acquisitions. Neither Holdings nor the Borrower will, nor will they permit any Subsidiary to, purchase, lease or otherwise acquire (in one transaction or a series of related transactions) any property or assets outside the ordinary course of business, except acquisitions by the Borrower of the capital stock of a Person (the "Issuer") or of property or assets outside the ordinary course of business, provided that (i) the aggregate consideration paid in connection with all such acquisitions does not exceed $450,000,000; (ii) the Issuer shall be engaged in, or the property and assets acquired shall be used in connection with, the same or related (ancillary or complementary) line of business as the Borrower; (iii) all necessary governmental approvals and third party consents for the acquisition have been obtained without imposing burdensome conditions, all appeal periods have expired and there shall be no governmental or judicial action, pending or threatened, restraining or imposing burdensome conditions on such acquisition; (iv) after giving effect to the acquisition, and on a pro forma basis (including the financial results of the Borrower and the Subsidiaries and the Issuer or the property and assets to be acquired, as the case may be, and giving pro forma effect to any Indebtedness to be incurred in connection with such acquisition) for the period of four consecutive fiscal quarters ending immediately prior to such acquisition, no Event of Default or Default shall have occurred and be continuing and the Borrower shall have delivered to the Administrative Agent a certificate of a Financial Officer certifying compliance with the conditions set forth in this clause (iv) and setting forth pro forma calculations demonstrating such compliance; and (v) in the case of any such acquisition of capital stock, the Issuer shall become a Subsidiary Guarantor under the Guarantee Agreement.

     SECTION 6.04. Mergers, Consolidations and Sales of Assets. (a) Neither Holdings nor the Borrower will, nor will they permit any Subsidiary to, merge into or consolidate with any other person, or permit any other person to merge into or consolidate with it, or sell, transfer, lease or otherwise dispose of (in one transaction or in a series of transactions) all or any substantial part of its assets (whether now owned or hereafter acquired), including any capital stock of any Subsidiary; provided, however, that if at the time thereof and immediately after giving effect thereto no Default or Event of Default shall have occurred and be continuing, (i) any Person may be liquidated into or may merge into or with the Borrower in a transaction in which the Borrower is the surviving corporation, (ii) any Person may merge into or with or consolidate with any Wholly Owned Subsidiary of the Borrower in a transaction in which the surviving entity is a Wholly Owned Subsidiary of the Borrower, provided in each case that (x) no Person other than the Borrower or a Wholly Owned Subsidiary of the Borrower receives any consideration (except in the case of a merger or consolidation that is permitted by Section 6.03) and (y) in the event that any Loan Party is a party to such merger or consolidation and is not the surviving entity, the surviving entity shall, simultaneously with such merger or consolidation, assume all the obligations of such Loan Party hereunder and under the other Loan Documents, and
(iii) any Excluded Subsidiary may be liquidated or may sell, transfer or otherwise dispose of its assets to the Borrower or to another Subsidiary.

     (b) Notwithstanding the provisions of paragraph (a) above:

          (i) the Borrower and its Subsidiaries may sell, transfer or otherwise dispose of assets to each other; and

          (ii) the Borrower and its Subsidiaries may sell, transfer or otherwise dispose of assets; provided that (A) such dispositions are made for fair value and (B) after giving effect to any such sale, transfer or disposition the aggregate fair market value of all assets disposed of on and after the Effective Date in reliance upon this clause (ii) would not exceed 15% of the Consolidated Total Assets determined by reference to the most recent quarterly or annual balance sheet of the Borrower which precedes such sale, transfer or disposition that is delivered to the Administrative Agent pursuant to Section 5.04.

     SECTION 6.05. Business of Holdings, Borrower and Subsidiaries. Neither Holdings nor the Borrower will, nor will they permit any Subsidiary to, engage at any time in any business or business activity other than the business currently conducted by the Borrower and its Subsidiaries and business activities reasonably related, supportive or incidental thereto. Without limiting the generality of the foregoing, Holdings will not engage in any business or business activity other than the ownership of the capital stock of the Borrower.

     SECTION 6.06. Consolidated Net Worth. Neither Holdings nor the Borrower will, nor will they permit any Subsidiary to, permit Consolidated Net Worth at any time to be less than the sum of (a) $300,000,000, plus (b) 50% of Consolidated Net Income for each fiscal quarter of the Borrower for which Consolidated Net Income is positive, commencing with the fiscal quarter ended June 30, 1999, plus (c) 50% of any increase in Consolidated Net Worth after June 30, 1999, attributable to capital contributions or the issuance of additional shares of capital stock.

     SECTION 6.07. Consolidated Fixed Charge Coverage Ratio. Neither Holdings nor the Borrower will, nor will they permit any Subsidiary to, permit the Consolidated Fixed Charge Coverage Ratio for any period of four consecutive fiscal quarters of the Borrower ended on or after June 30, 1999, to be less than
2.50 to 1.

     SECTION 6.08. Leverage Ratio. Neither Holdings nor the Borrower will, nor will they permit any Subsidiary to, permit the Leverage Ratio at any time to be greater than 0.40 to 1.

     SECTION 6.09. Restrictive Agreements. Neither Holdings nor the Borrower will, nor will they permit any Subsidiary to, enter into, incur or permit to exist, directly or indirectly, any agreement or other arrangement that prohibits, restricts or imposes any condition upon (a) the ability of Holdings, the Borrower or any Subsidiary to create, incur or permit to exist any Lien upon any of its property or assets, or (b) the ability of any Subsidiary to pay dividends or other distributions with respect to any shares of its capital stock or to make or repay loans or advances to the Borrower or any other Subsidiary or to Guarantee Indebtedness of the Borrower or any other Subsidiary, provided that
(i) the foregoing shall not apply to restrictions and conditions imposed by law or by any Loan Document, (ii) the foregoing shall not apply to restrictions and conditions existing on the date hereof identified on Schedule 6.09 (but shall apply to any extension or renewal of, or any amendment or modification if it expands the scope of, any such restriction or condition), (iii) the foregoing shall not apply to customary restrictions and conditions contained in agreements relating to the sale of a Subsidiary pending such sale, provided such restrictions and conditions apply only to the Subsidiary that is to be sold and such sale is permitted hereunder, (iv) clause (a) of the foregoing shall not apply to restrictions or conditions imposed by any agreement relating to secured Indebtedness permitted by this Agreement if such restrictions or conditions apply only to the property or assets securing such Indebtedness and (v) clause
(a) of the foregoing shall not apply to customary provisions in leases or other contracts entered into in the ordinary course of business restricting the assignment thereof.

ARTICLE VII. EVENTS OF DEFAULT

     In case of the happening of any of the following events ("Events of Default"):

          (a) any representation or warranty made or deemed made in or in connection with any Loan Document or the borrowings or issuances of Letters of Credit hereunder, or any representation, warranty, statement or information contained in any report, certificate, financial statement or other instrument furnished in connection with or pursuant to any Loan Document, shall prove to have been false or misleading in any material respect when so made, deemed made or furnished;

          (b) default shall be made in the payment of any principal of any Loan when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment thereof or by acceleration thereof or otherwise;

          (c) default shall be made in the reimbursement with respect to any L/C Disbursement or the payment of any Fee or any interest on any Loan or on L/C Disbursement or any other amount (other than an amount referred to in (b) above) due under any Loan Document, when and as the same shall become due and payable, and such default shall continue unremedied for a period of three Business Days;

          (d) default shall be made in the due observance or performance by Holdings, the Borrower or any Subsidiary of any covenant, condition or agreement contained in Section 5.01(a), or 5.08 or in Article VI;

          (e) default shall be made in the due observance or performance by Holdings, the Borrower or any Subsidiary of any covenant, condition or agreement contained in any Loan Document (other than those specified in (b), (c) or (d) above) and such default shall continue unremedied for a period of (i) in the case of a default under Section 5.05, three Business Days after any Responsible Officer of the Borrower has actual knowledge of any matter required to be disclosed to the Administrative Agent and the Lenders pursuant to such Section that has not been so disclosed or (ii) in the case of any other such default, 30 days after notice thereof from the Administrative Agent or any Lender to the Borrower;

          (f) Holdings, the Borrower or any Subsidiary shall (i) fail to pay any principal or interest, regardless of amount, due in respect of any Indebtedness in a principal amount in excess of $5,000,000, when and as the same shall become due and payable, or (ii) fail to observe or perform any other term, covenant, condition or agreement contained in any agreement or instrument evidencing or governing any such Indebtedness referred to in clause (i) if the effect of any failure referred to in this clause (ii) is to cause, or to permit the holder or holders of such Indebtedness or a trustee on its or their behalf (with or without the giving of notice, the lapse of time or both) to cause, such Indebtedness to become due prior to its stated maturity;

          (g) an involuntary proceeding shall be commenced or an involuntary petition shall be filed in a court of competent jurisdiction seeking (i) relief in respect of Holdings, the Borrower or any Subsidiary (other than an Excluded Subsidiary), or of a substantial part of the property or assets of Holdings, the Borrower or a Subsidiary (other than an Excluded Subsidiary), under Title 11 of the United States Code, as now constituted or hereafter amended, or any other Federal or state bankruptcy, insolvency, receivership or similar law, (ii) the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for Holdings, the Borrower or any Subsidiary (other than an Excluded Subsidiary) or for a substantial part of the property or assets of Holdings, the Borrower or a Subsidiary (other than an Excluded Subsidiary) or (iii) the winding-up or liquidation of Holdings, the Borrower or any Subsidiary (other than an Excluded Subsidiary); and such proceeding or petition shall continue undismissed for 60 days or an order or decree approving or ordering any of the foregoing shall be entered;

          (h) Holdings, the Borrower or any Subsidiary (other than an Excluded Subsidiary) shall (i) voluntarily commence any proceeding or file any petition seeking relief under Title 11 of the United States Code, as now constituted or hereafter amended, or any other Federal or state bankruptcy, insolvency, receivership or similar law, (ii) consent to the institution of, or fail to contest in a timely and appropriate manner, any proceeding or the filing of any petition described in (g) above, (iii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for Holdings, the Borrower or any Subsidiary (other than an Excluded Subsidiary) or for a substantial part of the property or assets of Holdings, the Borrower or any Subsidiary (other than an Excluded Subsidiary), (iv) file an answer admitting the material allegations of a petition filed against it in any such proceeding,
     (v) make a general assignment for the benefit of creditors, (vi) become unable, admit in writing its inability or fail generally to pay its debts as they become due or (vii) take any corporate action for the purpose of effecting any of the foregoing;

          (i) one or more judgments for the payment of money in an aggregate amount in excess of $5,000,000 shall be rendered against Holdings, the Borrower, any Subsidiary (other than an Excluded Subsidiary) or any combination thereof and the same shall remain undischarged for a period of 30 consecutive days during which execution shall not be effectively stayed, or any action shall be legally taken by a judgment creditor to levy upon assets or properties of Holdings, the Borrower or any Subsidiary (other than an Excluded Subsidiary) to enforce any such judgment;

          (j) (i) a Reportable Event or Reportable Events, or a failure to make a required installment or other payment (within the meaning of Section 412(n)(1) of the Code), shall have occurred with respect to any Plan or Plans that reasonably could be expected to result in liability of the Borrower to the PBGC or to a Plan in an aggregate amount exceeding $5,000,000 and, within 30 days after the reporting of any such Reportable Event to the Administrative Agent or after the receipt by the Administrative Agent of a statement required pursuant to Section 5.06(b)(iii) hereof, the Administrative Agent shall have notified the Borrower in writing that (A) the Required Leaders have made a determination that, on the basis of such Reportable Event or Reportable Events or the failure to make a required payment, there are reasonable grounds for the termination of such Plan or Plans by the PBGC, the appointment by the appropriate United States district court of a trustee to administer such Plan or Plans or the imposition of a lien in favor of a Plan and (B) as a result thereof an Event of Default exists hereunder; or (ii) a trustee shall be appointed by a United States district court to administer any such Plan or Plans; or (iii) the PBGC shall institute proceedings (including giving notice of intent thereof) to terminate any such Plan or Plans;

          (k) (i) the Borrower or any ERISA Affiliate shall have been notified by the sponsor of a Multiemployer Plan that it has incurred Withdrawal Liability to such Multiemployer Plan, (ii) the Borrower or such ERISA Affiliate does not have reasonable grounds for contesting such With drawal Liability or is not contesting such Withdrawal Liability in a timely and appropriate manner and (iii) the amount of such Withdrawal Liability specified in such notice, when aggregated with all other amounts required to be paid to Multiemployer Plans in connection with Withdrawal Liabilities (determined as of the date or dates of such notification), either (A) exceeds $5,000,000 or requires payments exceeding $1,000,000 in any year or
     (B) is less than $5,000,000 but any Withdrawal Liability payment remains unpaid 30 days after such payment is due;

          (l) the Borrower or any ERISA Affiliate shall have been notified by the sponsor of a Multiemployer Plan that such Multiemployer Plan is in reorganization or is being terminated, within the meaning of Title IV of ERISA, if solely as a result of such reorganization or termination the aggregate annual contributions of the Borrower and its ERISA Affiliates to all Multiemployer Plans that are then in reorganization or have been or are being terminated have been or will be increased over the amounts required to be contributed to such Multiemployer Plans for their most recently completed plan years by an amount exceeding $1,000,000;

          (m) at any time after the Effective Date, the Guarantee Agreement shall cease to be, or shall be asserted by any Guarantor not to be, a valid, binding and enforceable agreement;

          (n) there shall have occurred a Change in Control; or

          (o) it is discovered that (i) Hazardous Materials have been transported from any of the Properties or generated, treated, stored or disposed of at, on or under any of the Properties in a manner that has resulted in, or could reasonably be anticipated to result in, an Environmental Claim, or (ii) the Borrower or any of its Subsidiaries has retained or assumed any liability, contractually, by operation of law or otherwise, with respect to the generation, treatment, storage or disposal of Hazardous Materials, and, in any such case described in clause (i) or
     (ii) above, the

     Administrative Agent shall have notified the Borrower in writing that the Required Lenders have determined that such Environmental Claims and other liabilities, in the aggregate, have resulted in, or could reasonably be anticipated to result in, a Material Adverse Effect and, as a result thereof, an Event of Default exists hereunder;

then, and in every such event (other than an event with respect to the Borrower described in paragraph (g) or (h) above), and at any time thereafter during the continuance of such event, the Administrative Agent may, and at the request of the Required Lenders shall, by notice to the Borrower, take either or both of the following actions, at the same or different times: (i) terminate forthwith the Commitments and (ii) declare the Loans then outstanding to be forthwith due and payable in whole or in part, whereupon the principal of the Loans so declared to be due and payable, together with accrued interest thereon and any unpaid accrued fees and all other liabilities of the Borrower accrued hereunder and under any other Loan Document, shall become forthwith due and payable, without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived by the Borrower, anything contained herein or in any other Loan Document to the contrary notwithstanding; and in any event with respect to the Borrower described in paragraph (g) or (h) above, the Commitments shall automatically terminate and the principal of the Loans then outstanding, together with accrued interest thereon and any unpaid accrued fees and all other liabilities of the Borrower accrued hereunder and under any other Loan Document, including the obligation to provide cash collateral pursuant to
Section 2.20(j), shall automatically become due and payable, without present-ment, demand, protest or any other notice of any kind, all of which are hereby expressly waived by the Borrower, anything contained herein or in any other Loan Document to the contrary notwithstanding.

ARTICLE VIII. THE ADMINISTRATIVE AGENT

     In order to expedite the transactions contemplated by this Agreement, The Chase Manhattan Bank is hereby appointed to act as Administrative Agent on behalf of the Lenders and the Issuing Bank. Each of the Lenders and each assignee of any such Lender hereby irrevocably authorizes the Administrative Agent to take such actions on behalf of such Lender or assignee or the Issuing Bank and to exercise such powers as are specifically delegated to the Administrative Agent by the terms and provisions hereof and of the other Loan Documents, together with such actions and powers as are reasonably incidental thereto. The Administrative Agent is hereby expressly authorized by the Lenders and the Issuing Bank, without hereby limiting any implied authority, (a) to receive on behalf of the Lenders and the Issuing Bank all payments of principal of and interest on the Loans, all payments in respect of L/C Disbursements and all other amounts due to the Lenders hereunder, and promptly to distribute to each Lender or the Issuing Bank its proper share of each payment so received;
(b) to give notice on behalf of each of the Lenders to the Borrower of any Event of Default specified in this Agreement of which the Administrative Agent has actual knowledge acquired in connection with its agency hereunder; and (c) to distribute to each Lender copies of all notices, financial statements and other materials delivered by the Borrower pursuant to this Agreement as received by the Administrative Agent.

     Neither the Agent nor any of its directors, officers, employees or agents shall be liable as such for any action taken or omitted by any of them except for its or his own gross negligence or wilful misconduct, or be responsible for any statement, warranty or representation herein or the contents of any document delivered in connection herewith, or be required to ascertain or to make any inquiry concerning the performance or observance by the Borrower or any other Loan Party of any of the terms, conditions, covenants or agreements contained in any Loan Document. The Administrative Agent shall not be responsible to the Lenders for the due execution, genuineness, validity, enforceability or effectiveness of this Agreement or any other Loan Documents or other instruments or agreements. The Administrative Agent shall in all cases be fully protected in acting, or refraining from acting, in accordance with written instructions signed by the Required Lenders and, except as otherwise specifically provided herein, such instructions and any action or inaction pursuant thereto shall be binding on all the Lenders. The Administrative Agent shall, in the absence of knowledge to the contrary, be entitled to rely on any instrument or document believed by it in good faith to be genuine and correct and to have been signed or sent by the proper person or persons. Neither the Administrative Agent nor any of its directors, officers, employees or agents shall have any responsibility to the Borrower or any other Loan Party on account of the failure of or delay in performance or breach by any Lender or the Issuing Bank of any of its obligations hereunder or to any Lender or the Issuing Bank on account of the failure of or delay in performance or breach by any other Lender or the Issuing Bank or the Borrower or any other Loan Party of any of their respective obligations hereunder or under any other Loan Document or in connection herewith or therewith. The Administrative Agent may execute any and all duties hereunder by or through agents or employees and shall be entitled to rely upon the advice of legal counsel selected by it with respect to all matters arising hereunder and shall not be liable for any action taken or suffered in good faith by it in accordance with the advice of such counsel.

     The Lenders hereby acknowledge that the Administrative Agent shall not be under any duty to take any discretionary action permitted to be taken by it pursuant to the provisions of this Agreement unless it shall be requested in writing to do so by the Required Lenders.

     Subject to the appointment and acceptance of a successor Administrative Agent as provided below, the Administrative Agent may resign at any time by notifying the Lenders and the Borrower. Upon any such resignation, the Required Lenders shall have the right to appoint a successor reasonably acceptable to the Borrower (it being understood that any Lender is deemed to be acceptable to the Borrower). If no successor shall have been so appointed by the Required Lenders and shall have accepted such appointment within 30 days after the retiring Administrative Agent gives notice of its resignation, then the retiring Administrative Agent may, on behalf of the Lenders, appoint a successor Administrative Agent reasonably acceptable to the Borrower (it being understood that any Lender is deemed to be acceptable to the Borrower) which shall be either a Lender or a bank with an office in New York, New York, having a combined capital and surplus of at least $500,000,000 or an Affiliate of any such bank. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor bank, such successor shall succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent and the retiring Administrative Agent shall be discharged from its duties and obligations hereunder. After the Administrative Agent's resignation hereunder, the provisions of this Article and Section 9.05 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as Administrative Agent.

     With respect to the Loans made or Letters of Credit issued by it hereunder, the Administrative Agent in its individual capacity and not as Administrative Agent shall have the same rights and powers as any other Lender and may exercise the same as though it were not the Administrative Agent, and the Administrative Agent and its Affiliates may accept deposits from, lend money to and generally engage in any kind of business with the Borrower or any Subsidiary or other Affiliate thereof as if it were not the Administrative Agent.

     Each Lender agrees (i) to reimburse the Administrative Agent, on demand, in the amount of its Pro Rata Percentage of any expenses incurred for the benefit of the Lenders by the Administrative Agent, including counsel fees and compensation of agents and employees paid for services rendered on behalf of the Lenders, which shall not have been reimbursed by the Borrower and (ii) to indemnify and hold harmless the Administrative Agent and any of its directors, officers, employees or agents, on demand, in the amount of such Pro Rata Percentage, from and against any and all liabilities, taxes, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against it in its capacity as Administrative Agent or any of them in any way relating to or arising out of this Agreement or any other Loan Document or any action taken or omitted by it or any of them under this Agreement or any other Loan Document, to the extent the same shall not have been reimbursed by the Borrower; provided that no Lender shall be liable to the Administrative Agent for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the gross negligence or wilful misconduct of the Administrative Agent or any of its directors, officers, employees or agents.

     Each Lender acknowledges that it has, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Lender also acknowledges that it will, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it shall from time to time deem appropriate, continue to make its own decisions in taking or not taking action under or based upon this Agreement or any other Loan Document, any related agreement or any document furnished hereunder or thereunder.

ARTICLE IX. MISCELLANEOUS

     SECTION 9.01. Notices. Notices and other communications provided for herein shall be in writing and shall be delivered by hand or overnight courier service, mailed by certified or registered mail or sent by telecopy, as follows:

          (a) if to the Borrower or Holdings, to it at Ethan Allen Drive, Danbury, CT 06811, Attention of Chief Financial Officer or Treasurer (Telecopy No. (203) 743-8341), with copies to (i) in the case of any notice or communication other than routine notices and communications under
     Article II, the attention of General Counsel at the aforesaid address and
     (ii) in the case of any notice or communication relating to a Default or an Event of Default, Mayer, Brown & Platt, 1675 Broadway, New York, NY 10019, Attention of James B. Carlson, Esq. (Telecopy No. (212) 262-1910);

          (b) if to the Administrative Agent, to The Chase Manhattan Bank Loan and Agency Services Group, One Chase Manhattan Plaza, 8th Floor, New York, NY 10081, Attention of Jackie Carter (Telecopy No. (212) 552-7500), with a copy to The Chase Manhattan Bank, at 270 Park Avenue, New York 10017, Attention of Margaret T. Lane (Telecopy No. (212) 270-5646); and

          (c) if to a Lender, to it at its address (or telecopy number) set forth in Schedule 2.01 or in the Assignment and Acceptance pursuant to which such Lender shall have become a party hereto.

All notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt if delivered by hand or overnight courier service or sent by telecopy or on the date five Business Days after dispatch by certified or registered mail if mailed, in each case delivered, sent or mailed (properly addressed) to such party as provided in this Section 9.01 or in accordance with the latest unrevoked direction from such party given in accordance with this
Section 9.01.

     SECTION 9.02. Survival of Agreement. All covenants, agreements, representations and warranties made by the Borrower or Holdings herein and in the certificates or other instruments prepared or delivered in connection with or pursuant to this Agreement or any other Loan Document shall be considered to have been relied upon by the Lenders and the Issuing Bank and shall survive the making by the Lenders of the Loans and the issuance of Letters of Credit by the Issuing Bank, regardless of any investigation made by the Lenders or the Issuing Bank or on their behalf, and shall continue in full force and effect as long as the principal of or any accrued interest on any Loan or any Fee or any other amount payable under this Agreement or any other Loan Document is outstanding and unpaid or any Letter of Credit is outstanding and so long as the Commitments have not been terminated.

     SECTION 9.03. Binding Effect. This Agreement shall become effective when it shall have been executed by the Borrower, Holdings and the Administrative Agent and when the Administrative Agent shall have received counterparts hereof which, when taken together, bear the signatures of each of the other parties hereto, and the conditions to effectiveness set forth in Section 4.02 have been satisfied or waived, and thereafter shall be binding upon and inure to the benefit of the parties hereto and their respective permitted successors and assigns.

     SECTION 9.04. Successors and Assigns. (a) Whenever in this Agreement any of the parties hereto is referred to, such reference shall be deemed to include the permitted successors and assigns of such party; and all covenants, promises and agreements by or on behalf of the Borrower, Holdings, the Administrative Agent, the Issuing Bank or the Lenders that are contained in this Agreement shall bind and inure to the benefit of their respective successors and assigns.

     (b) Each Lender may assign to one or more assignees all or a portion of its interests, rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans at the time owing to it); provided, however, that (i) except in the case of an assignment to a Lender or an Affiliate of such Lender, the Borrower and the Administrative Agent (and, in the case of any assignment of a Revolving Credit Commitment, the Issuing Bank and the Swingline Lender) must give their prior written consent to such assignment (which consent shall not be unreasonably withheld), (ii) the amount of the Commitment of the assigning Lender subject to each such assignment of less than all its Commitment (determined as of the date the Assignment and Acceptance with respect to such assignment is delivered to the Administrative Agent) shall not be less than $5,000,000, (iii) the parties to each such assignment shall execute and deliver to the Administrative Agent an Assignment and Acceptance, together with a processing and recordation fee of $3,500 and (iv) the assignee, if it shall not be a Lender, shall deliver to the Administrative Agent an Administrative Questionnaire. Upon acceptance and recording pursuant to paragraph (e) of this Section 9.04, from and after the effective date specified in each Assignment and Acceptance, which effective date shall be at least five Business Days after the execution thereof, (A) the assignee thereunder shall be a party hereto and, to the extent of the interest assigned by such Assignment and Acceptance, have the rights and obligations of a Lender under this Agreement and (B) the assigning Lender thereunder shall, to the extent of the interest assigned by such Assignment and Acceptance, be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto but shall continue to be entitled to the benefits of Sections 2.11, 2.13, 2.17 and 9.05, as well as to any fees accrued for its account and not yet paid).

     (c) By executing and delivering an Assignment and Acceptance, the assigning Lender thereunder and the assignee thereunder shall be deemed to confirm to and agree with each other and the other parties hereto as follows: (i) such assigning Lender warrants that it is the legal and beneficial owner of the interest being assigned thereby free and clear of any adverse claim and that its Revolving Credit Commitment, and the outstanding balance of its Revolving Loans, in each case without giving effect to assignments thereof which have not become effective, are as set forth in such Assignment and Acceptance, (ii) except as set forth in (i) above, such assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement, or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement, any other Loan Document or any other instrument or document furnished pursuant hereto, or the financial condition of the Borrower or any Subsidiary or the performance or observance by the Borrower or any Subsidiary of any of its obligations under this Agreement, any other Loan Document or any other instrument or document furnished pursuant hereto; (iii) such assignee represents and warrants that it is legally authorized to enter into such Assignment and Acceptance; (iv) such assignee confirms that it has received a copy of this Agreement, together with copies of the most recent financial statements, if any, delivered pursuant to Section 5.04 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (v) such assignee will independently and without reliance upon the Administrative Agent, such assigning Lender or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (vi) such assignee appoints and authorizes the Administrative Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to the Administrative Agent, respectively, by the terms hereof, together with such powers as are reasonably incidental thereto; and (vii) such assignee agrees that it will perform in accordance with their terms all the obligations which by the terms of this Agreement are required to be performed by it as a Lender.

     (d) The Administrative Agent, acting for this purpose as an agent of the Borrower, shall maintain at one of its offices in The City of New York a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Lenders, and the Commitment of, and principal amount of the Loans owing to, each Lender pursuant to the terms hereof from time to time (the "Register"). The entries in the Register shall be conclusive and the Borrower, the Administrative Agent, the Issuing Bank and the Lenders may treat each person whose name is recorded in the Register pursuant to the terms hereof as a Lender hereunder for all purposes of this Agreement, notwithstanding notice to the contrary. The Register shall be available for inspection by the Borrower, the Issuing Bank and any Lender, at any reasonable time and from time to time upon reasonable prior notice.

     (e) Upon its receipt of a duly completed Assignment and Acceptance executed by an assigning Lender and an assignee, an Administrative Questionnaire completed in respect of the assignee (unless the assignee shall already be a Lender hereunder), the processing and recordation fee referred to in paragraph
(b) above and, if required, the written consent of the Borrower, the Swingline Lender, the Issuing Bank and the Administrative Agent to such assignment, the Administrative Agent shall (i) accept such Assignment and Acceptance, (ii) record the information contained therein in the Register and (iii) give prompt notice thereof to the Lenders, the Issuing Bank and the Swingline Lender. No assignment shall be effective unless it has been recorded in the Register as provided in this paragraph (e).

     (f) Each Lender may without the consent of the Borrower, the Swingline Lender, the Issuing Bank or the Administrative Agent sell participations to one or more banks or other entities in all or a portion of its rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans owing to it); provided, however, that (i) such Lender's obligations under this Agreement shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) the participating banks or other entities shall be entitled to the benefit of the cost protection provisions contained in Sections 2.11, 2.13 and 2.17 to the same extent as if they were Lenders and (iv) the Borrower, the Administrative Agent, the Issuing Bank and the Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement, and such Lender shall retain the sole right to enforce the obligations of the Borrower relating to the Loans or L/C Disbursements and to approve any amendment, modification or waiver of any provision of this Agreement (other than amendments, modifications or waivers decreasing any fees payable hereunder or the amount of principal of or the rate at which interest is payable on the Loans, extending any scheduled principal payment date or date fixed for the payment of interest on the Loans or changing or extending the Commitments.

     (g) Any Lender or participant may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section 9.04, disclose to the assignee or participant or proposed assignee or participant any information relating to any Loan Party furnished to such Lender by or on behalf of the Borrower; provided that, prior to any such disclosure of information designated by the Borrower as confidential, each such assignee or participant or proposed assignee or participant shall execute an agreement whereby such assignee or participant shall agree (subject to customary exceptions) to preserve the confidentiality of such confidential information on terms no less restrictive than those applicable to the Lenders pursuant to
Section 9.16.

     (h) Any Lender may at any time assign all or any portion of its rights under this Agree ment to a Federal Reserve Bank to secure extensions of credit by such Federal Reserve Bank to such Lender; provided that no such assignment shall release a Lender from any of its obligations hereunder or substitute any such Bank for such Lender as a party hereto. In order to facilitate such an assignment to a Federal Reserve Bank, the Borrower shall, at the request of the assigning Lender, duly execute and deliver to the assigning Lender a promissory note or notes evidencing the Loans made to the Borrower by the assigning Lender hereunder.

     (i) Neither Holdings nor the Borrower shall assign or delegate any of its rights or duties hereunder without the prior written consent of the Administrative Agent, the Issuing Bank and each Lender, and any attempted assignment without such consent shall be null and void.

     (j) In the event that S&P, Moody's or Thompson's BankWatch (or InsuranceWatch Ratings Service, in the case of Lenders that are insurance companies (or Best's Insurance Reports, if such insurance company is not rated by Insurance Watch Ratings Service)) shall, after the date that any Lender becomes a Lender, downgrade the long-term certificate deposit ratings of such Lender, and the resulting ratings shall be below BBB-, Baa3 and C (or BB, in the case of a Lender that is an insurance company (or B, in the case of an insurance company not rated by InsuranceWatch Ratings Service)), then the Issuing Bank or the Swingline Lender shall have the right, but not the obligation, at its own expense, upon notice to such Lender and the Administrative Agent, to replace (or to request the Borrower to use its reasonable efforts to replace) such Lender with an assignee (in accordance with and subject to the restrictions contained in paragraph (b) above), and such Lender hereby agrees to transfer and assign without recourse (in accordance with and subject to the restrictions contained in paragraph (b) above) all its interests, rights and obligations in respect of its Revolving Credit Commitment to such assignee; provided, however, that (i) no such assignment shall conflict with any law, rule and regulation or order of any Governmental Authority and (ii) the Issuing Bank or the Swingline Lender or such assignee, as the case may be, shall pay to such Lender in immediately available funds on the date of such assignment the principal of and interest accrued to the date of payment on the Loans made by such Lender hereunder and all other amounts accrued for such Lender's account or owed to it hereunder.

     (k) Notwithstanding anything to the contrary contained herein, any Lender (a "Granting Lender") may grant to a special purpose funding vehicle (an "SPC") of such Granting Lender, identified as such in writing from time to time by the Granting Lender to the Administrative Agent and the Borrower, the option to provide to the Borrower all or any part of any Loan that such Granting Lender would otherwise be obliged to make to the Borrower pursuant to Section 2.01, provided that (i) nothing herein shall constitute a commitment to make any Loan by any SPC and (ii) if an SPC elects not to exercise such option or otherwise fails to provide all or any part of such Loan, the Granting Lender shall be obligated to make such Loan pursuant to the terms hereof. The making of a Loan by an SPC hereunder shall utilize the Commitment of the Granting Lender to the same extent, and as if, such Loan were made by the Granting Lender. Each party hereto hereby agrees that no SPC shall be liable for any payment or indemnity obligation under this Agreement for which a Lender would otherwise be liable, for so long as, and to the extent, the related

Granting Lender makes such payment or gives such indemnity. In furtherance of the foregoing, each party hereto hereby agrees that, prior to the date that is one year and one day after the payment in full of all outstanding senior indebtedness of any SPC, it will not institute against, or join any other person in instituting against, such SPC any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings or similar proceedings under the laws of the United States or any State thereof with respect to any claim arising under or related to this Agreement. In addition, notwithstanding anything to the contrary contained in this Section 9.04 any SPC may (i) with notice to, but without the prior written consent of, the Borrower or the Administrative Agent and without paying any processing fee therefor, assign all or a portion of its interests in any Loans to its Granting Lender or to any financial institutions (if consented to by the Borrower and the Administrative Agent) providing liquidity and/or credit facilities to or for the account of such SPC to fund the Loans made by such SPC or to support the securities (if any) issued by such SPC to fund such Loans and (ii) disclose on a confidential basis any non-public information relating to its Loans to any rating agency, commercial paper dealer or provider of a surety, guarantee or credit or liquidity enhancement to such SPC.

     SECTION 9.05. Expenses; Indemnity. (a) The Borrower agrees to pay all out-of-pocket expenses reasonably incurred by the Administrative Agent, the Issuing Bank and the Swingline Lender in connection with the preparation and administration of this Agreement and the other Loan Documents or in connection with any amendments, modifications or waivers of the provisions hereof or thereof (whether or not the transactions hereby contemplated shall be consummated) or incurred by the Administrative Agent, the Issuing Bank or any Lender in connection with the enforcement or protection of their rights in connec tion with this Agreement and the other Loan Documents or in connection with the Loans made or Letters of Credit issued hereunder, including the reasonable fees, charges and disbursements of Cravath, Swaine & Moore, counsel for the Administrative Agent, and, in connection with any such enforcement or protection, the reasonable fees, charges and disbursements of not more than one other counsel for the Administrative Agent, the Issuing Bank and the Lenders in each jurisdiction where enforcement is sought.

     (b) The Borrower agrees to indemnify the Administrative Agent, each Lender and the Issuing Bank, each Affiliate of any of the foregoing persons and each of their respective directors, officers, employees and agents (each such person being called an "Indemnitee") against, and to hold each Indemnitee harmless from, any and all losses, claims, damages, liabilities and related expenses, including reasonable counsel fees, charges and disbursements, incurred by or asserted against any Indemnitee arising out of, in any way connected with, or as a result of (i) the execution or delivery of this Agreement or any other Loan Document or any agreement or instrument contemplated thereby, the performance by the parties thereto of their respective obligations thereunder or the consummation of the Transactions and the other transactions contemplated thereby, (ii) the use of the proceeds of the Loans or issuance of Letters of Credit, (iii) any claim, litigation, investigation or proceeding relating to any of the foregoing, whether or not any Indemnitee is a party thereto, or (iv) any actual or alleged presence or Release of Hazardous Materials on any property owned or operated by the Borrower or any of the Subsidiaries, or any Environmental Claim related in any way to the Borrower or the Subsidiaries; provided that such indemnity shall not, as to any Indemnitee, be available to the extent that such losses, claims, damages, liabilities or related expenses resulted from the gross negligence or wilful misconduct of such Indemnitee.

     (c) The provisions of this Section 9.05 shall remain operative and in full force and effect regardless of the expiration of the term of this Agreement, the consummation of the transactions contem plated hereby, the repayment of any of the Loans, the expiration of the Commitments, the expiration of any Letter of Credit, the invalidity or unenforceability of any term or provision of this Agreement or any other Loan Document, or any investigation made by or on behalf of the Administrative Agent, any Lender or the Issuing Bank. All amounts due under this Section 9.05 shall be payable on written demand therefor.

     SECTION 9.06. Right of Setoff. If an Event of Default shall have occurred and be continuing, each Lender is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender to or for the credit or the account of the Borrower against any of and all the obligations of the Borrower now or hereafter existing under this Agreement and other Loan Documents held by such Lender, irrespective of whether or not such Lender shall have made any demand under this Agreement or such other Loan Document and although such obligations may be unmatured. The rights of each Lender under this Section are in addition to other rights and remedies (including other rights of setoff) which such Lender may have.

     SECTION 9.07. APPLICABLE LAW. THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK.

     SECTION 9.08. Waivers; Amendment. (a) No failure or delay of the Administrative Agent, any Lender or the Issuing Bank in exercising any power or right hereunder or under any Loan Document shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Administrative Agent, the Issuing Bank and the Lenders hereunder and under the other Loan Documents are cumulative and are not exclusive of any rights or remedies which they would otherwise have. No waiver of any provision of this Agreement or any other Loan Document or consent to any departure by the Borrower, Holdings or any other Loan Party therefrom shall in any event be effective unless the same shall be permitted by paragraph (b) below, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice or demand on the Borrower or Holdings in any case shall entitle the Borrower or Holdings to any other or further notice or demand in similar or other circumstances.

     (b) Neither this Agreement, the other Loan Documents, nor any provision thereof may be waived, amended or modified except pursuant to an agreement or agreements in writing entered into by the Borrower, Holdings and the Required Lenders; provided, however, that no such agreement shall (i) decrease the principal amount of, or extend the maturity of or any scheduled principal payment date or date for the payment of any interest on any Loan or any date for reimbursement of an L/C Disbursement, or waive or excuse any such payment or any part thereof, or decrease the rate of interest on any Loan or L/C Disbursement, without the prior written consent of each Lender affected thereby, (ii) increase or extend the Commitment or decrease or extend the date for payment of any of the fees of any Lender without the prior written consent of such Lender, or
(iii) amend or modify the provisions of Section 2.14 or 2.15, the provisions of this Section, the definition of "Required Lenders" or any provision of any Loan Document that by its terms expressly requires the consent or approval of all the Lenders, without the prior written consent of each Lender; provided further that no such agreement shall amend, modify or otherwise affect the rights or duties of the Administrative Agent, the Issuing Bank or the Swingline Lender hereunder or under any other Loan Document without the prior written consent of the Administrative Agent, the Issuing Bank or the Swingline Lender.

     SECTION 9.09. Interest Rate Limitation. Notwithstanding anything herein to the contrary, if at any time the interest rate applicable to any Loan or participation in any L/C Disbursement, together with all fees, charges and other amounts which are treated as interest on such Loan or participation in such L/C Disbursement under applicable law (collectively the "Charges"), shall exceed the maximum lawful rate (the "Maximum Rate") which may be contracted for, charged, taken, received or reserved by the Lender holding such Loan or participation in accordance with applicable law, the rate of interest payable in respect of such Loan or participation hereunder, together with all Charges payable in respect thereof, shall be limited to the Maximum Rate and, to the extent lawful, the interest and Charges that would have been payable in respect of such Loan or participation but were not payable as a result of the operation of this Section shall be cumulated and the interest and Charges payable to such Lender in respect of other Loans or participations or periods shall be increased (but not above the Maximum Rate therefor) until such cumulated amount, together with interest thereon at the Federal Funds Effective Rate to the date of repay ment, shall have been received by such Lender.

     SECTION 9.10. Entire Agreement. This Agreement and the other Loan Documents constitute the entire contract between the parties relative to the subject matter hereof. Any previous agreement among the parties with respect to the subject matter hereof is superseded by this Agreement and the other Loan Documents. Nothing in this Agreement or in the other Loan Documents, expressed or implied, is intended to confer upon any party other than the parties hereto and thereto any rights, remedies, obligations or liabilities under or by reason of this Agreement or the other Loan Documents.

     SECTION 9.11. WAIVER OF JURY TRIAL. EACH PARTY HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION DIRECTLY OR INDIRECTLY ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS AGREEMENT OR ANY OF THE OTHER LOAN DOCUMENTS. EACH PARTY HERETO (A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY WOULD NOT,

IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER AND (B) ACKNOWLEDGES THAT IT AND THE OTHER PARTIES HERETO HAVE BEEN INDUCED TO ENTER INTO THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS, AS APPLICABLE, BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS SECTION 9.11.

     SECTION 9.12. Severability. In the event any one or more of the provisions contained in this Agreement or in any other Loan Document should be held invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein and therein shall not in any way be affected or impaired thereby. The parties shall endeavor in good-faith negotiations to replace the invalid, illegal or unenforceable provisions with valid provisions the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provisions.

     SECTION 9.13. Counterparts. This Agreement may be executed in counterparts (and by different parties hereto on different counterparts), each of which shall constitute an original but all of which when taken together shall constitute a single contract, and shall become effective as provided in Section 9.03. Delivery of an executed signature page to this Agreement by facsimile transmission shall be as effective as delivery of a manually signed counterpart of this Agreement.

     SECTION 9.14. Headings. Article and Section headings and the Table of Contents used herein are for convenience of reference only, are not part of this Agreement and are not to affect the construction of, or to be taken into consideration in interpreting, this Agreement.

     SECTION 9.15. Jurisdiction; Consent to Service of Process. (a) Each of Holdings and the Borrower hereby irrevocably and unconditionally submits, for itself and its property, to the nonexclusive jurisdiction of any New York State court or Federal court of the United States of America sitting in New York City, and any appellate court from any thereof, in any action or proceeding arising out of or relating to this Agreement or the other Loan Documents, or for recognition or enforcement of any judgment, and each of the parties hereto hereby irrevocably and unconditionally agrees that all claims in respect of any such action or proceeding may be heard and determined in such New York State or, to the extent permitted by law, in such Federal court. Each of the parties hereto agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. Nothing in this Agreement shall affect any right that any Lender may otherwise have to bring any action or proceeding relating to this Agreement or the other Loan Documents against the Borrower, Holdings or their respective properties in the courts of any jurisdiction.

     (b) Each of Holdings and the Borrower hereby irrevocably and unconditionally waives, to the fullest extent it may legally and effectively do so, any objection which it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this agreement or the other Loan Documents in any New York State or Federal court. Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.

     (c) Each party to this Agreement irrevocably consents to service of process in the manner provided for notices in Section 9.01. Nothing in this Agreement will affect the right of any party to this Agreement to serve process in any other manner permitted by law.

     SECTION 9.16. Confidentiality. The Administrative Agent, the Issuing Bank and each of the Lenders agrees to keep confidential (and to use its best efforts to cause its respective agents and representatives to keep confidential) the Information (as defined below) and all copies thereof, extracts therefrom and analyses or other materials based thereon, except that the Administrative Agent, the Issuing Bank or any Lender shall be permitted to disclose Information (a) to such of its respective officers, directors, employees, agents and representatives as need to know such Information, (b) to the extent requested by any regulatory authority, (c) to the extent otherwise required by applicable laws and regulations or by any subpoena or similar legal process, (d) in connection with any suit, action or proceeding relating to the enforcement of its rights hereunder or under the other Loan Documents, (e) to any other party to this Agreement or (f) to the extent such Information (i) becomes publicly available other than as a result of a breach of this Agreement or (ii) becomes available to the Administrative Agent, the Issuing Bank or any Lender on a nonconfidential basis from a source other than the Borrower or Holdings. For the purposes of this Section, "Information" shall mean all financial statements, certificates, reports, agreements and information (including all analyses, compilations and studies prepared by the Administrative Agent, the Issuing Bank or any Lender based on any of the foregoing) that are received from the Borrower or Holdings and related to the Borrower or Holdings, any shareholder of the Borrower or Holdings or any employee, customer or supplier of the Borrower or Holdings, other than any of the foregoing that were available to the Administrative Agent, the Issuing Bank or any Lender on a nonconfidential basis prior to its disclosure thereto by the Borrower or Holdings, and which are in the case of Information provided after the date hereof, clearly identified at the time of delivery as confidential. The provisions of this Section 9.16 shall remain operative and in full force and effect regardless of the expiration and term of this Agreement.

     SECTION 9.17. Defaulting Lender. If any Lender shall refuse to make any Loan required to be made by it hereunder or to fund its participation in any L/C Disbursement or Swingline Loan hereunder, or shall notify the Borrower or the Administrative Agent in writing that it does not intend to make any such Loan or fund any such participation, in either case as a result of any takeover of such Lender by any regulatory authority or agency (any such Lender, a "Defaulting Lender"), then, unless and until such Defaulting Lender retracts in writing any such notice and cures all defaults on its part in respect of the funding of its Pro Rata Percentage of all outstanding Loans, L/C Disbursements and Swingline Loans, (a) any of the Borrower, the Administrative Agent, the Issuing Bank and the Swingline Lender may require such Defaulting Lender to transfer and assign all of its interests, rights and obligations under this Agreement to an assignee in the same manner and effect as provided in Section 2.18(a), the provisions of which shall apply, mutatis mutandis, to any such assignment, (b) such Defaulting Lender shall not be entitled to exercise any right of setoff under Section 9.06 and (c) to the maximum extent permitted by applicable law, such Defaulting Lender shall be deemed not to be a "Lender", the Revolving Credit Commitment of such Defaulting Lender shall be deemed not to be in effect and such Defaulting Lender's Revolving Credit Exposure shall be deemed not to exist, in each case solely for purposes of the definition of the term "Required Lenders" and determining whether any waiver, amendment or modification has been approved by the requisite Lenders in accordance with Section 9.08 or any other applicable provision of the Loan Documents. In no event shall the provisions of this Section be construed to release any Defaulting Lender from its obligations hereunder to any other party hereto, including its obligations to make Loans and participate in Letters of Credit and Swingline Loans, and such provisions shall not prejudice any claims, or be construed to waive any rights, including any rights to bring legal proceedings against such Defaulting Lender, which the Administrative Agent, any Lender, the Issuing Bank or any Loan Party may have against such Defaulting Lender as a result of any failure by such Defaulting Lender to honor its obligations under this Agreement.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.

                            ETHAN ALLEN INC.,

                                  by  /s/ M. Farooq Kathwari
                                      ---------------------------------
                                     Name:  M. Farooq Kathwari
                                     Title:  Chairman, CEO & President

                            ETHAN ALLEN INTERIORS INC.,

                                  by  /s/ Gerardo Burdo
                                     ----------------------------------
                                     Name:  Gerardo Burdo
                                     Title:  Vice President & Treasurer

                            THE CHASE MANHATTAN BANK, individually
                            and as Administrative Agent and Swingline Lender,

                                  by  /s/  Margaret T. Lane
                                     ----------------------------------
                                     Name:  Margaret T. Lane
                                     Title:  Vice President

                            FLEET BANK, N.A., individually and as
                            Co-Documentation Agent,

                                  by  /s/ Allison R. Walk
                                     ----------------------------------
                                     Name:  Allison R. Walk
                                     Title:  Senior Vice President

                            WACHOVIA BANK, N.A., individually and as Co-Documentation Agent,

                                  by  /s/ Jane C. Deaver
                                     ----------------------------------
                                     Name:  Jane C. Deaver
                                     Title:  Senior Vice President

                            MORGAN GUARANTY TRUST COMPANY OF
                            NEW YORK,

                                  by  /s/ Sovonna L. Day
                                     ----------------------------------
                                     Name: Sovonna L. Day
                                     Title: Vice President

                            BANK OF NEW YORK,

                                  by  /s/ Lucille Cuttone
                                     ----------------------------------
                                     Name:  Lucille Cuttone
                                     Title:  Assistant Vice President

                            SUNTRUST BANK, ATLANTA

                                  by  /s/ W. David Wisdom
                                  ----------------------------------
                                  Name:  W. David Wisdom
                                  Title:  Vice President

                                                                 EXHIBIT 10(h)-1

                               FIRST AMENDMENT TO
                          CREDIT CARD PROGRAM AGREEMENT


     This First Amendment to Credit Card Program Agreement dated as of February 22, 2000 ("Amendment") amends the Credit Card Program Agreement dated as of August 25, 1995 (as amended, modified and supplemented from time to time, the "Agreement") by and among GE Capital Canada Limited ("GECC"), Ethan Allen Inc. ("Ethan Allen") and Ethan Allen Interiors, Inc. ("Ethan Allen Interiors" and together with Ethan Allen, the "Retailers"). Capitalized terms used herein and not otherwise defined have the meaning given in the Agreement. This Amendment shall become effective on April 5, 2000.

     The parties hereby agree as follows:

                         I. AMENDMENTS TO THE AGREEMENT

     1.1  DEFINITION  OF  "MAXIMUM   INVESTMENT."  The  definition  of  "Maximum
Investment" is hereby deleted in its entirety and replaced with the following:

           "Maximum Investment" shall mean One Million United States Dollars (U.S. $1,000,000) (converted on any material date at the U.S. Dollar exchange rate quoted by Royal Bank of Canada at Toronto, Ontario for purchasing U.S. funds in Canada on such date) or such higher amounts as GECC, in its sole discretion, shall from time to time specify to Ethan Allen Inc.

     1.2 DEFINITION OF "U.S. PROGRAM AGREEMENT." The definition of "U.S. Program Agreement" is hereby deleted in its entirety and replaced with the following:

           "U.S. Program Agreement" means that certain Amended and Restated Consumer Credit Card Program Agreement dated as of February 22, 2000 between Monogram Credit Card Bank of Georgia and Retailer, as amended or restated from time to time, which governs the terms and conditions of the credit card program provided to Company-Owned Stores and Authorized Dealers located in the United States.

                                  II. GENERAL

     2.1 AUTHORITY FOR AMENDMENT. The execution, delivery and performance of this Amendment has been duly authorized by all requisite corporate action on the part of Retailer and GECC and upon execution by all parties, will constitute a legal, binding obligation thereof.

     2.2 EFFECT OF AMENDMENT. Except as specifically amended hereby, the Agreement, and all terms contained therein, remains in full force and effect. The Agreement, as amended by this Amendment, constitutes the entire understanding of the parties with respect to the subject matter hereof.

     2.3 BINDING EFFECT. Each reference herein to a party hereto shall be deemed to include its successors and assigns, all of whom shall be bound by this Amendment and in whose favor the provisions of this Amendment shall inure.

     2.4 FURTHER ASSURANCES. The parties hereto agree to execute such other documents and instruments and to do such other and further things as may be necessary or desirable for the execution and implementation of this Amendment and the consummation of the transactions contemplated hereby and thereby.

     2.5 GOVERNING LAW. This Amendment shall be governed by and construed in accordance with the laws of the Province of Ontario.

     2.6 COUNTERPARTS. This Amendment may be executed in counterparts, each of which shall constitute an original, but all of which, when taken together, shall constitute but one agreement.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their duly authorized officers, all as of the day and year first above written.

ETHAN ALLEN INC.                           GE CAPITAL CANADA LIMITED



By:                                         By:
   ---------------------------                  ---------------------------
   Its:                                         Its:
       -----------------------                       ----------------------

                                                                   EXHIBIT 10(j)


                                ETHAN ALLEN INC.

                             SALES FINANCE AGREEMENT

This Agreement is entered into as of this 25th day of June 1999 (the "Effective Date") by and between MBNA America Bank, N.A., a national banking association having its principal place of business in Wilmington, Delaware ("MBNA America"), and Ethan Allen Inc., a home furnishings company, having its principal place of business in Danbury, Connecticut, along with each of its subsidiaries and affiliates (collectively, "Ethan Allen") for themselves, and their respective successors and assigns.

WHEREAS, Ethan Allen is and will be engaged in the business of selling home furnishings to its customers both through retail stores which are owned and operated by Ethan Allen and through independent retailers; and

WHEREAS, MBNA America is engaged in the business of providing various consumer credit products; and

WHEREAS, Ethan Allen and MBNA America desire that MBNA America provide various Loan Accounts to Ethan Allen Customers, certain of which shall be offered in conjunction with a purchase financing program for Ethan Allen Products; and

WHEREAS, the Program will be started on the Effective Date with a limited number of Ethan Allen Stores and Independent Retailer Stores (as described on Schedule
E) during the Test Phase, and shall be gradually rolled out to all Stores thereafter throughout the term of this Agreement, starting one hundred and twenty (120) days after the Effective Date.

1. DEFINITIONS

All Whereas clauses are hereby incorporated by reference and made a part of this Agreement.

When used in this Agreement,

(a)  "Agreement" means this agreement and Schedules A, B, C, D, E and F.

(b) "Annual Percentage Rate" or "APR" shall mean the Annual Percentage Rate applicable to a Loan Account.

(c) "Annual Percentage Rate Buydown" or "APR Buydown" shall mean the Annual Percentage Rate subsidy provided by Ethan Allen and the Independent Retailers to create a reduced Annual Percentage Rate offered under the Program as described in Section 2.

(d) "Customer" means any Ethan Allen Customer who is a participant in the Program.

(e) "Customer Information" means information within each Customer List to the extent that such information in any way relates to MBNA America, the Program, or Loan Accounts.

(f) "Customer List" means information (e.g., names and addresses) about Customers as may be mutually agreed upon by the parties. When used in this Agreement, the term "Customer List" includes any whole or partial copies or compilations of a Customer List in any form or any medium, any information derived solely from a Customer List, and all Customer Information, as defined herein.

(g) "Ethan Allen" shall mean Ethan Allen Inc., and each subsidiary and affiliate of Ethan Allen Inc., whether existing now or in the future, including Ethan Allen Interiors Inc., Ethan Allen Marketing Corp. and ethanallen.com inc. The term "Ethan Allen shall also include the Ethan Allen Stores.

(h) "Ethan Allen Customer" means any end-user purchaser or potential purchaser of Ethan Allen Products, and other potential participants mutually agreed to by the parties, all of whom, for purposes of this Agreement shall be limited to those persons to whom MBNA America is permitted to lend (e.g. not Canadian citizens resident in Canada).

(i) "Ethan Allen Products" means home furnishings sold by Ethan Allen, its employees, agents and representatives (including Independent Retailers) and other items financed with a Loan Account.

(j) "Ethan Allen Stores" means those retail stores selling solely Ethan Allen Products which are fully owned and operated by Ethan Allen, and shall exclude Independent Retailer Stores.

(k) "Financial Service Products" means installment loan programs and revolving loan programs.

(l) "Independent Retailer" means an authorized U.S. retail seller of only Ethan Allen Products to end-users pursuant to an unrevoked written agreement with Ethan Allen.

(m) "Independent Retailer Contract" means an executed contract between an Independent Retailer and MBNA America, substantially in the form of Schedule F hereto, pursuant to which the Program will be offered at such Independent Retailer's Stores.

(n) "Independent Retailer Store" means those retail stores selling solely Ethan Allen Products which are owned and operated by an Independent Retailer, and shall exclude Ethan Allen Stores.

(o) "Loan Account" or an "Ethan Allen Simple Financing Plan" means a loan account opened by an Ethan Allen Customer in response to marketing efforts made pursuant to the Program.

(p) "Mailing Lists" means updated and current lists and/or magnetic tapes (in a format designated by MBNA America ) containing names, postal addresses and, when available, telephone numbers of Ethan Allen Customers segmented by zip codes or reasonably selected characteristics.

(q) "Program" means those programs and services of the Financial Service Products MBNA America agrees to offer pursuant to this Agreement to the Ethan Allen Simple Finance Plan Customers from time to time.

(r) "Referral Procedures" means the procedures pursuant to which Ethan Allen Customers interested in Loan Accounts will be referred to MBNA America or otherwise offered Loan Accounts, as the Procedures may be amended from time to time.

(s)  "Royalties" means the compensation set forth in Schedule B.

(t) "Settlement Account" means a banking account designated by Ethan Allen and described on Schedule C hereto, to be used for receipt of certain Loan Account proceeds.

(u) "Stores" means all Independent Retailer Stores and Ethan Allen Stores, but excluding any stores outside of the U.S. During the Test Phase, the stores listed on Schedule E shall constitute the Stores, unless otherwise agreed to by the parties.

(v) "Test Phase" shall mean the first ninety (90) days of the term of this Agreement.

(w) "Trademarks" means any design, image, visual representation, logo, service mark, trade dress, trade name, or trademark used or acquired by Ethan Allen during the term of this Agreement.


2. RIGHTS AND RESPONSIBILITIES OF ETHAN ALLEN

(a) Lowest Annual Percentage Rate: During the term of this Agreement, and subject to the other conditions set forth herein in this Agreement, such as MBNA America's right to amend the Annual Percentage Rate, and subject to the exceptions outlined below, the Program described hereunder shall have the lowest Annual Percentage Rate, by a margin of at least 99 (ninety nine) basis points, applicable to any new account marketing under an endorsed sales finance (non credit card) program offered by MBNA America which has the financing of home furnishings as its primary purpose; so long as the Program achieves the following Loan Account goals ("Account Plan Goals"):

     ACCOUNT PLAN GOALS

        Time Period                           Number of Activiated Accounts
        -----------                           -----------------------------

        Effective Date - 3/31/2000            9,915
        4/1/2000 - 6/30/2000                  8,200
        Each calendar quarter thereafter      The immediately previous calendar
                                              quarter's account goal plus
                                              fifteen percent (15%).

The parties shall conduct a meeting shortly after the end of each calendar quarter to discuss the results, starting with a meeting to discuss the results of the first calendar quarter of 2000. If the goal is not met in any calendar quarter during the term of this Agreement, the lowest Annual Percentage Rate restrictions described herein shall no longer be applicable to the Program, effective no sooner than ninety (90) days after the meeting relating to the calendar quarter in which the goal was not met.

     (i) The restriction above shall no longer be applicable to the Program, regardless of whether the Account Plan Goal was achieved, in the event that: (a) the prime rate increases above eight percent (8.00%) anytime after June 30, 2000; and (b) MBNA America raises the Annual Percentage Rate on new account Program marketing to an Annual Percentage Rate higher than nine and ninety-nine one-hundredths of one percent (9.99%). The restriction shall be inapplicable effective ninety (90) days after MBNA America provides notice of an increase in the Annual Percentage Rate. The parties acknowledge that MBNA America's right to increase the Annual Percentage Rate is subject to Ethan Allen's right to initiate negotiations to further buydown the Annual Percentage Rate or accept reduced Royalties, as described in Section 2(m) hereof.

     (ii) The restriction above shall not apply to any Home Depot and EXPO sales finance programs offered by MBNA America, and as such programs may be amended or expanded from time to time.

     (iii)The restriction above shall apply to short term promotional rates for any such home furnishings sales finance program, but shall be inapplicable to any such program in the event that the sales finance partner wishes to financially subsidize the short term promotional rate (and MBNA America does not directly subsidize the promotional rate). Short term promotions shall include time periods up to and including approximately twelve (12) months.

     (iv) The restriction above shall apply to such home furnishings sales finance programs offering fixed and variable Annual Percentage Rates (including programs where the accounts are individually risk based priced), but shall be inapplicable to any other type of fee pricing structures and other sales finance program options that do not impact the Annual Percentage Rate amount, including, without limitation, same as cash and deferred payment arrangements.

     (v) Ethan Allen Customers may use credit cards which are not endorsed by Ethan Allen or the Independent Retailers to effect purchases of Ethan Allen Products performed via the Ethan Allen Internet website. The selling entity for all such sales shall be Ethan Allen, not an Independent Retailer.

(b) Referral Procedures: Ethan Allen will conduct all Ethan Allen Customer referrals for Loan Accounts in accordance with the Referral Procedures. The Referral Procedures may be amended from time to time by MBNA America upon prior notice to and consultation with Ethan Allen. All materials, including educational and marketing materials, prepared by MBNA America shall be promptly distributed by Ethan Allen in accordance with MBNA's instructions. Ethan Allen agrees to provide MBNA America with such information, assistance and further assurances as may be reasonably requested by MBNA America in connection with the Program.

(c)  Program  Promotional  and  Educational   Materials:   (See  Section  3(b)).

(d) Ethan Allen Product Marketing: In connection with the promotion of Ethan Allen Products, Ethan Allen may refer to MBNA America, the Program, or the Loan Accounts, provided, however, that should any Ethan Allen Product advertising, solicitation or marketing materials make such reference, MBNA America shall have the right of prior approval over all such materials; such approval shall not be unreasonably withheld or delayed. All such marketing shall be at Ethan Allen's sole cost and expense.

(e) Compliance with Applicable Law: Ethan Allen shall comply with MBNA America's instructions (which will be provided so as to be in compliance with applicable laws, including, without limitation, the Truth in Lending Act and the Equal Credit Opportunity Act, with respect to the offering of Loan Accounts), and MBNA America will use commercially reasonable efforts to make such instructions reasonable. Ethan Allen shall use its best efforts to ensure that each of its employees, agents or representatives (including Independent Retailers) and all other persons who assist with offering Loan Accounts are educated and knowledgeable regarding the Referral Procedures, Loan Accounts and the laws, rules and regulations applicable to the offering of Loan Accounts, and comply with the same. MBNA America may monitor any telephone credit solicitation process by Ethan Allen employees, agents or representatives (including Independent Retailers) through off-site listening and on-site visitation of Stores.

(f) Authority to Solicit Ethan Allen Customers: Ethan Allen authorizes MBNA America to solicit all Ethan Allen Customers by mail, direct promotion, advertisements and/or telephone for participation in the Program.

(g) Prior Approval of Trademark Usage: Ethan Allen shall have the right of prior approval of all Program advertising and solicitation materials to be used by MBNA America, which contain Ethan Allen's Trademark; such approval shall not be unreasonably withheld or delayed.

(h) Mailing Lists: Upon the mutual agreement of MBNA America and Ethan Allen, Ethan Allen shall provide MBNA America with Mailing Lists free of any charge. These mailing lists will be used for purposes mutually agreed upon by both Ethan Allen and MBNA America, and shall be returned promptly to Ethan Allen after use.

(i) Prior Approval of Ethan Allen Program Description: Ethan Allen shall only provide information to or otherwise communicate about the Program with Independent Retailers, Ethan Allen

     Customers or potential Ethan Allen Customers with MBNA America's prior written approval, except for current advertising and solicitation materials provided by MBNA America to Ethan Allen. Notwithstanding the above, Ethan Allen may respond to individual inquiries about the Program from Independent Retailers and Ethan Allen Customers on an individual basis, provided that said responses are accurate and consistent with the then-current materials provided by MBNA America to Ethan Allen. Any correspondence received by Ethan Allen that is intended for MBNA America (e.g., applications, payments, billing inquiries, etc.) shall be forwarded to MBNA America via overnight courier within 24 hours of receipt. All charges incurred for this service will be paid by MBNA America. The parties agree that they will advise Independent Retailers that all such correspondence received by an Independent Retailer shall be handled in the same manner.

(j) Use of Ethan Allen Trademarks: Ethan Allen hereby grants MBNA America and its affiliates a limited right to use the Trademarks solely in connection with the Program, including the marketing and implementation thereof, only in accordance with the Ethan Allen Retail Identity Manual (as provided by Ethan Allen to MBNA America from time to time promptly after the manual is modified). This right to use shall be transferred upon permitted assignment of this Agreement. This right to use shall remain in effect for the duration of this Agreement, and shall apply to the Trademarks, notwithstanding the transfer of such Trademarks by operation of law or otherwise to any permitted successor, corporation, organization or individual.

(k) Settlement of Loan Accounts: Payment of funds owing to Ethan Allen and Independent Retailers as the result of Ethan Allen Products financed by Loan Accounts shall be handled in the following manner. Ethan Allen shall use the Internet settlement screen to transmit not more than once daily to MBNA America Hallmark Information Systems, Inc. (or other entity designated by MBNA America ), the account number or the account reference number, the dollar amount of the charge, and any other agreed upon information pertaining to purchases made on Loan Accounts. MBNA America shall credit the master Ethan Allen settlement account described on Schedule C hereto for all Ethan Allen Stores, and such other settlement accounts for the Independent Retailers as are necessary, within a commercially reasonable period of time after receipt of such charges, provided however that MBNA America may delay crediting such settlement account until it reasonably believes that the relevant Customers have received the legally required disclosures. MBNA America may deduct from the settlement account any amounts already credited which related to the Customer's legitimate rejection of the Loan Accounts, as permitted pursuant to federal law, rule or regulation. Ethan Allen shall have sole responsibility to identify a central account that will act as a clearing house to conduct settlement with the Ethan Allen Stores owed money arising from the sale of Ethan Allen Products financed with a Loan Account.

(l)  Independent Retailers:

     (i) Ethan Allen shall have sole responsibility for handling all Program correspondence and administrative matters between Ethan Allen and the Independent Retailers. Ethan Allen shall have no responsibility to distribute payments to and conduct settlement with Independent
          Retailers  owed money  arising  from the sale of Ethan Allen  Products financed with a Loan Account. MBNA America shall have no responsibility regarding Independent Retailers, except as described in the Referral Procedures.

     (ii) All Independent Retailers shall be eligible to participate in the Program. MBNA America may, in its sole discretion, conduct due diligence on such Independent Retailer, including verification of Independent Retailer status, performance of a satisfactory credit check and other items, and may terminate the agreement between it and the Independent Retailer in the circumstances described in the Independent Retailer Master Contract. Ethan Allen will provide information, assistance and further assurances as may be reasonably required by MBNA America in connection with such due diligence.

     (iii)The Program will become available to an Independent Retailer only upon execution by such Independent Retailer of an Independent Retailer Master Contract satisfactory to MBNA America. A form of such Independent Retailer Master Contract shall be attached hereto as Schedule F. Ethan Allen shall advise all Independent Retailers that the Independent Retailer Master Contract is non-negotiable, provided however, that MBNA America in its sole discretion may make any changes to the document in connection with negotiations with an Independent Retailer. Ethan Allen shall prepare and deliver to each Independent Retailer a Program enrollment kit containing an introductory letter approved in advance by MBNA America, the Independent Retailer Master Contract form, and any other materials agreed upon between the parties hereto.

(m)  Annual Percentage Rate "Buydown"/Royalty Reduction:

     (i) In return for MBNA America offering the initial Annual Percentage Rate of 9.99% (nine and ninety-nine one-hundredths of one percent) on Loan Accounts, Ethan Allen and all Independent Retailers will pay MBNA America a 1.5% (one and one-half percent) Annual Percentage Rate Buydown fee on all retail purchase transactions for Ethan Allen products made directly to a Loan Account (excluding transactions that relate to credits, other purchases, unauthorized transactions and all other non-purchase charges and fees) generated by Customers using a Loan Account. Ethan Allen shall be responsible for payment of this fee on behalf of each Ethan Allen Store for all Loan Accounts generated thereby. Each Independent Retailer shall be responsible for payment of this fee for each Store operated by such Independent Retailer and the Loan Accounts generated thereby.

     (ii) MBNA America reserves the right to debit on a monthly basis in the amount stated above from each such settlement account of Ethan Allen Stores and Independent Retailers established pursuant to Section 2(k). In furtherance of this, Ethan Allen shall maintain such sums in its settlement account of not less than the aggregate applicable to the Loan Accounts established each month relating to the Ethan Allen Stores, until such time as MBNA America has debited the settlement account for that month.

     (iii)After receipt of any notice from MBNA America regarding an increase in the Annual Percentage Rate being offered via new Program marketing, Ethan Allen may contact MBNA America to institute discussions regarding increasing the Annual Percentage

          Rate Buydown amount or decreasing Royalties so as to maintain the existing Annual Percentage Rate or limit the increase in the Annual Percentage Rate. The parties shall negotiate in good faith, and shall have thirty days from the date of the notice by MBNA America in which to come to written agreement about any such further Annual Percentage Rate Buydown amount or Royalty reduction. In the event that the Annual Percentage Rate Buydown amount is changed in any way through this process, such change will become automatically applicable to all Stores, including all Independent Retailer Stores, such that all Stores subsidize an identical APR Buydown percentage. A reduction in Royalties shall not alter the Stores APR Buydown.


3. RIGHTS AND RESPONSIBILITIES OF MBNA AMERICA

(a) Program Design and Administration: MBNA America shall design, develop and administer the Program for the Ethan Allen Customers in accordance with all applicable Delaware and federal consumer credit law. MBNA America will design at no charge for Ethan Allen, an Internet web site containing a customized application screen and settlement screen, which will be used to transmit such information to MBNA America. Ethan Allen and the Independent Retailers will be responsible for ensuring that each Store has a working personal computer with Internet access and an attached working printer kept in good repair. The Program will offer Customers the right to make additional purchases on their Ethan Allen Loan Account. MBNA America reserves the right to evaluate the Program periodically to determine its compliance with applicable laws, rules and regulations and make all adjustments to the Loan Accounts and the Program, as deemed necessary and advisable by MBNA America, or its legal advisors, in their sole discretion. For example, but without limitation, MBNA America may evaluate whether the Loan Accounts generated hereunder are deemed to be open-end lines of credit or closed-end loans under the Truth In Lending Act, as implemented by Regulation Z, and whether the Loan Accounts offered under the Program are covered by the Federal Trade Commission's "Holder Rule"
     (16 C.F.R. ss.443).

(b) Program Promotional and Educational Materials: During the Test Phase, Ethan Allen will bear the cost of all Program advertising and marketing materials (including store signage, tip cards and buttons for sales associates, etc) and sales associates payment charts and MBNA America will bear the cost of all education materials and applications. After the Test Phase, MBNA America will bear all reasonable cost of all applications, sales associates payment charts, and training manuals. Ethan Allen and MBNA America may design and produce all advertising, solicitation, promotional and educational materials with regard to the Program; provided, however, that prior to any costs being incurred, the parties shall reach mutual agreement regarding the responsibilities in design, production, and distribution of each material and the cost allocation among the parties. Statement messages and statement inserts may be used to advertise the Programs, as permitted by applicable law, rule and regulation and in accordance with MBNA America's policies and procedures. MBNA America and Ethan Allen reserve the right of prior written approval of all advertising, solicitation and promotional materials concerning or related to the Program, which may be developed by or on behalf of the other party. Such approval shall not be unreasonably withheld or delayed.

(c) Credit Decisions/Risks: MBNA America shall make all credit decisions and shall bear all credit risks with respect to each Customer's account(s) independently of Ethan Allen. Section 5 hereto describes the circumstances in which MBNA America may chargeback certain amounts borrowed pursuant to the Loan Accounts to Ethan Allen and the Independent Retailers. After the Test Phase, MBNA America may develop and implement a process to offer accounts to customers who would otherwise be declined under the standard program described in Schedule A. These customers may be offered accounts using a risk-based pricing credit process which features higher Annual Percentage Rates and such other different account terms as is necessary or advisable.

(d) Mailing Lists: Upon mutual agreement by MBNA America and Ethan Allen, MBNA America shall use the Ethan Allen Mailing Lists for agreed upon marketing purposes and shall not permit those entities handling these Mailing Lists to use them for any other purpose. MBNA America shall have the sole right to designate Ethan Allen Customers on these Mailing Lists to whom promotional material will not be sent. These Mailing Lists are and shall remain the sole property of Ethan Allen, and will be returned promptly to Ethan Allen after use thereof. However, MBNA America may maintain separately all information, which it obtains as a result of an account relationship or an application for an account relationship. This information becomes a part of MBNA America's own files and shall not be subject to this Agreement; provided however that MBNA America will not use this separate information in a manner that would imply an endorsement by Ethan Allen.


4. CUSTOMER LIST

(a) Restrictions on Transfer: The Customer Lists and Customer Information are confidential and proprietary to MBNA America. Ethan Allen expressly acknowledges and agrees that Ethan Allen has no property right or interest whatsoever in any Customer List or the Customer Information. Ethan Allen shall hold the Customer Lists and Customer Information in strict and absolute confidence and shall not provide, trade, give away, barter, lend, send, sell or otherwise disclose (collectively "transfer") any Customer List or Customer Information and shall not make any copies of the same of any type whatsoever except as expressly approved in a separate writing by MBNA America. This Section 4 prohibits, by means of example only, Ethan Allen from compiling and transferring a list of MBNA America account holders to any third party during the term of the Agreement or after the termination of the Agreement.

(b) Customer List Upon Termination: After termination of this Agreement, MBNA America shall provide Ethan Allen with a current Customer List containing Customer names, addresses and telephone numbers (if available). Ethan Allen may use the Customer in any manner whatsoever, including specifically, for the sale of other Ethan Allen products and services. All use shall be subject to the provisions of this Section 4.

(c)  Internal Ethan Allen Access/Use of Customer List and Customer  Information:
     Ethan Allen shall have no authority to use the Customer Lists and Customer Information for any purpose not (i) directly necessary for its performance under this Agreement; or (ii) expressly permitted by MBNA America in a separate writing. Ethan Allen shall comply with any reasonable request of MBNA America with respect to security precautions to maintain the security of the Customer List and Customer Information. Ethan Allen shall only permit access to these materials to those Independent Retailers, employees, volunteers, agents and/or representatives who need such access to perform their duties. Ethan Allen warrants that it and all its employees, volunteers, agents and/or representatives who work with the disclosed material shall be made aware of the obligations contained in this Section and shall be under strict legal obligation not to copy, transfer or make any use of any disclosed material other than as specifically approved by this Section. Ethan Allen shall not re-create or reconstruct any Customer Information, or construct any list using Customer Information. Ethan Allen shall not segregate Customers from other persons in Ethan Allen's files, systems or data storage, or separately identify such persons in any manner or in any medium, except as expressly permitted hereunder and in compliance with the provisions of this
     Section 4.

(d) Applicable Law: Ethan Allen may not use any Customer Information or Customer List in a manner which violates applicable law, rule or regulation, or causes MBNA America to be deemed a consumer reporting agency under the Fair Credit Reporting Act, regardless of any provision to the contrary herein.


5. DISPUTES and Refunds.

(a)  Ethan Allen Responsibilities:

     (i) Ethan Allen Consumer Affairs Department: Ethan Allen shall follow its standard business practices to resolve Customer complaints arising from the purchase of Ethan Allen Products purchase with a Loan Account. Each Store, whether an Independent Retailer Store or an Ethan Allen Store, has primary responsibility to resolve such disputes. In the event that a dispute is not resolved, either MBNA America or the Store may request that Ethan Allen's Consumer Affairs department participate in the dispute resolution process. In such event, Ethan Allen's Consumer Affairs department shall use commercially reasonable efforts to assist MBNA America and the Store to promptly resolve bona fide Ethan Allen Customer disputes regarding Ethan Allen Products, including any objection by a Customer to repayment of a Loan Account, whether arising directly or indirectly through MBNA America or Ethan Allen or the Independent Retailers, in a manner in satisfaction of applicable laws, rules and regulations, and without loss (including loss of anticipated revenue to MBNA America on the Loan Accounts), damage or expense to MBNA America.

     (ii) Ethan Allen Stores: With respect to the Ethan Allen Stores, Ethan Allen (via the personnel at the Ethan Allen Stores) shall promptly resolve bona fide Ethan Allen Customer disputes regarding Ethan Allen Products purchased with a Loan Account, including any objection by a Customer to repayment of a Loan Account, whether arising directly or indirectly through MBNA America, Ethan Allen, or the Independent Retailers in a manner in satisfaction of applicable laws, rules and regulations, and without loss (including loss of anticipated revenue to MBNA America on the Loan Accounts), damage or expense to MBNA America.

(b) MBNA America Responsibilities: MBNA America shall promptly resolve bona fide Customer disputes regarding the grant or denial of an application for a Loan Accounts by MBNA America, whether arising directly or indirectly through MBNA America, Ethan Allen, or the

     Independent Retailers in a manner in satisfaction of applicable laws, rules and regulations.

(c) Mutual Responsibilities: In the event a Customer dispute encompasses matters set forth in both subsections (a) and (b) above, Ethan Allen and MBNA America shall use their reasonable efforts to jointly resolve such complaint, in accordance with their respective duties described above.

(d) Refunds: All refunds resulting from a return, rejection or cancellation of Ethan Allen Products purchased via a Loan Account shall be remitted directly to MBNA America. MBNA America acknowledges that refund policy may vary among the Stores.

(e) Chargeback/Recourse: MBNA America may chargeback to Ethan Allen's settlement account certain amounts borrowed under a Loan Account in the circumstances specified below. The chargeback amount shall be the total purchase price of the Ethan Allen Products impacted by the following circumstances, including accrued finance charges and fees relating to such goods. All such amounts shall be payable upon demand. These chargeback rights in no way limit other remedies and rights hereunder, including the right to indemnity specified in Section 9 hereof. All such circumstances listed below pertain to Ethan Allen Products sold by Ethan Allen Stores or via the Internet, but do not include sales by Independent Retailers, except as expressly specified below.

     1. Ethan Allen fails to follow the Referral Procedures, including without limitation, providing the required Loan Account initial disclosures, verifying the Customer's motor vehicle license, and obtaining authorization for subsequent transactions on each Loan Account.
     2. An Ethan Allen employee or representative (not including Independent Retailers) commits fraud, has knowledge of fraud by another person, or takes any action or inaction which has the effect of creating a false impression regarding any aspect of the Referral Procedures or the use of the Loan Accounts.
     3. Ethan Allen fails to deliver to the Customer the Ethan Allen Products purchased using the Loan Account without bona fide justification for failing to deliver, which bona fide justification shall mean events out of the reasonable control of Ethan Allen.
     4. In the event that an Independent Retailer fails to deliver to the Customer the Ethan Allen Products purchased using the Loan Account, Ethan Allen will tender delivery to the Customer such goods, so long as the Customer's deposit on such goods does not exceed thirty-three percent (33%) of the cost of the goods; and the Customer accepts or is willing to accept delivery. There shall be chargeback rights against Ethan Allen in these circumstances if Ethan Allen fails to tender delivery.
     5. Ethan Allen fails to comply with any of the terms of the Ethan Allen "Manufacturers Limited Warranty" and that failure results in refusal to repay amounts owed under a Loan Account.

6. REPRESENTATIONS AND WARRANTIES

Mutual Representations: Ethan Allen and MBNA America each represents and warrants to the other that as of the Effective Date and throughout the term of this Agreement:

     (i)  It is duly organized, validly existing and in good standing.

     (ii) It has all necessary power and authority to execute and deliver this Agreement and to perform its obligations under this Agreement.

    (iii) This Agreement constitutes a legal, valid and binding obligation of such party, enforceable against such party in accordance with its terms, except as such enforceability may be limited by bankruptcy, insolvency, receivership, reorganization or other similar laws affecting the enforcement of creditors' rights generally and by general principles of equity.

     (iv) No consent, approval or authorization from any third party is required in connection with the execution, delivery and performance of this Agreement, except such as have been obtained and are in full force and effect.

     (v) The execution, delivery and performance of this Agreement by such party will not constitute a violation of any law, rule, regulation, court order or ruling applicable to such party.

     (vi) It has established a strategic plan and budgeted a reasonably sufficient amount of capital and resources to modify or replace its existing software systems so that such systems will not generate invalid or incorrect results or yield abnormal software operations in connection with processing dates after December 31, 1999 (collectively, "Year 2000 Errors"). Notwithstanding the foregoing, neither party represents that its plan and budget will successfully correct all Year 2000 Errors, or that its software systems will not generate Year 2000 Errors when operating with third party computer systems or data.

(b) Ethan Allen Representations: Ethan Allen additionally represents and warrants to MBNA America that:

     (i) as of the date hereof and throughout the term of this Agreement, Ethan Allen has the right and power to grant to MBNA America the right to use Trademarks as contemplated by this Agreement.

     (ii) Chase Bank (as successor in interest  pursuant to merger with Chemical
          Bank), and/or its affiliates which have a corporate lending relationship with Ethan Allen, have either consented in writing to permit the Program contemplated hereunder, or do not have any contractual right to prohibit or limit the Program, including the right to use the Trademarks granted herein.

    (iii) Ethan Allen will comply in all material respects with the terms of all statements of warranty liability applicable to the Ethan Allen Products financed or otherwise offered in connection with the Program.

     (iv) Monogram Credit Card Bank of Georgia and NationsBank, and their respective affiliates which participate in any program with Ethan Allen, have either consented in writing to permit the Program or do not have any contractual right to prohibit or limit the Program.


7. ROYALTIES

(a) Duration: During the term of this Agreement (including the Test Phase), MBNA America shall pay Royalties to Ethan Allen, subject to the Royalty Advance conditions set forth below. Royalties will not be paid without a completed Schedule D (IRS Form W-9), which is necessary to enable MBNA America to report compensation paid to Ethan Allen to the appropriate tax authorities in a timely manner. Except as otherwise provided in Schedule B, payment of Royalties then due shall be made no earlier than fifteen (15) business days after the end of each calendar month. No Royalties will be payable to Independent Retailers.

(b)  Advance Against Royalties:

     (i) MBNA America shall pay to Ethan Allen the sum of two hundred and fifty thousand dollars ($250,000) (the "Advance"), as an advance against future Royalties, subject to the provisions set forth below. The Advance shall be deemed due and payable upon the expiration of the full Test Period plus an additional thirty (30) days in which no termination notice was provided. The Advance may be used only for the television campaign, which "Television Campaign" consists of the production of a television commercial regarding the Program.

     (ii) Royalties will accrue, but no Royalties shall be paid during the period of time from the Effective Date until December 31, 2000 ("Advance Recoupment Period"). All Royalties accrued during the Advance Recoupment Period and thereafter shall, in lieu of direct payment to Ethan Allen, be offset against the Advance until such time as the Advance is fully recouped. After such Advance Recoupment Period, MBNA America shall review the Program performance to determine whether and how much of the Advance will be deemed to be a bonus amount in addition to Royalties. Such review shall be done according to the following schedule:

          (a) The Advance shall be deemed to be a complete bonus in the event that the Program has generated (fifty thousand) 50,000 or more activated accounts within such Advance Recoupment Period. All Royalties which accrued during such period shall be paid to Ethan Allen as set forth in this Agreement, and Ethan Allen may also retain the full amount of the Advance as a bonus. Any Royalties accrued thereafter shall be paid to Ethan Allen as set forth in this Agreement.

          (b) The Advance shall be deemed to be a partial bonus, to be retained prorata by Ethan Allen as follows based on the number of activated Loan Accounts. All remaining Advance amounts shall be offset against Royalties owing under this Agreement:

               --------------------------------------------------------------
               Number of Activated                          Amount of Royalty
                    Accounts              Bonus Amount           offset
               --------------------------------------------------------------

                    50,000                 $250,000                $0
                    40,000                 $200,000             $50,000
                    30,000                 $150,000             $100,000
                 25,000 or less               $0                $250,000

           All Royalties which accrued during such Advance Recoupment Period shall be paid to Ethan Allen as set forth in this Agreement, subject to offset against Royalties based upon the amount of the bonus. Any Royalties accrued thereafter shall be paid to Ethan Allen as set forth in this Agreement.

          (c) If twenty-five thousand (25,000) or less activated accounts were generated during the Advance Recoupment Period, there shall be no bonus, and all amounts of the Advance will continue to be treated as an Advance against Royalties, which shall be subject to offset until the entire Advance amount is generated in Royalties. Any Royalties accrued thereafter shall be paid to Ethan Allen as set forth in this Agreement.

    (iii) Notwithstanding the foregoing, Ethan Allen hereby promises to pay MBNA America upon demand an amount equal to the difference between the amount of the Advance and the total amount of accrued Royalties credited by MBNA America against the Advance as of the date of such demand, in the event any of the conditions set forth below should occur:

          (a) the Agreement terminates and the amount of the Advance has not been fully recouped by MBNA America; or

          (b)  Ethan Allen breaches any of its obligations under this Agreement.

     (c) Reports: No earlier than the fifteenth (15th) business day after the end of each calendar month during the term of this Agreement, MBNA America will provide Ethan Allen with a statement showing the direct retail purchase dollar volume and cash advance dollar volume (excluding those transactions that relate to refunds, returns and unauthorized transactions), made during the preceding calendar month.


8. PROGRAM ADJUSTMENTS

A summary of the current features of the Program are set forth in Schedule A. MBNA America reserves the right to make periodic adjustments to the Program and its terms and features. Delaware and applicable federal law currently require each open-end credit account Customer be given the opportunity to reject a proposed change and pay the existing balance under the prior terms if the proposed adjustment increases the Annual Percentage Rate on such account. In the event of a material change, MBNA America shall give prior notice to and consult with Ethan Allen. MBNA America shall use its best efforts to provide Ethan Allen ninety (90) days prior notice to any increase in the Annual Percentage Rate on new accounts under the Program.

9. CROSS INDEMNIFICATION

Ethan Allen and MBNA America each will indemnify, defend and hold harmless the other party, its directors, officers, agents, employees, affiliates, insurers, successors and assigns (the "Indemnitees") from and against any and all liability, causes of action, claims, and the reasonable and actual costs incurred in connection therewith ("Losses"), resulting from the material breach of this Agreement by Ethan Allen or MBNA America, respectively as the case may be, or its directors, officers or employees. Ethan Allen will indemnify and hold harmless MBNA America and its Indemnitees from and against any and all Losses arising from (i) the right to use the Trademarks granted herein or from MBNA America's use of the Trademarks as approved by Ethan Allen in reliance thereon;
(ii) the nonperformance of Ethan Allen's obligations to third parties arising out of or in connection with the conduct of retail operations through the Ethan Allen Store and relating to any Ethan Allen Product sold by Ethan Allen, including the failure by a Customer to pay all amounts owing under a Loan Account; (iii) any actual or alleged property damages or physical injury to any person or property arising from any Ethan Allen Product obtained, sold or provided by or to Ethan Allen; and (iv) damages to any third person, other than as provided by (ii) and (iii), caused by negligence or willful misconduct on the part of Ethan Allen. Each party shall promptly notify the other party in the manner provided herein upon learning of any claims or complaints that may reasonably result in the indemnification by the other party.


10. CONFIDENTIALITY OF AGREEMENT

The terms of this Agreement, any proposal, financial information and proprietary information provided by or on behalf of one party to the other party prior to, contemporaneously with, or subsequent to, the execution of this Agreement ("Information") are confidential as of the date of disclosure. Such Information will not be disclosed by such other party to any other person or entity, except as permitted under this Agreement or as mutually agreed in writing. MBNA America and Ethan Allen shall be permitted to disclose such Information (i) to their accountants, legal, financial and marketing advisors, and employees as necessary for the performance of their respective duties, provided that said persons agree to treat the Information as confidential in the above described manner and (ii) as required by law or by any governmental regulatory authority.


11. TERM OF AGREEMENT

The initial term of this Agreement will begin on the Effective Date and end at midnight on three (3) years after such Effective Date, and shall include the Test Phase. This Agreement may be extended at the end of the initial term or any renewal term for successive three-year periods, upon written notice by both parties of intention to renew given at least ninety (90) days prior to the last date of such term or renewal term, as applicable.


12. STATE LAW GOVERNING AGREEMENT

This Agreement shall be governed by and subject to the laws of the State of Delaware (without regard to its conflict of laws principles) and shall be deemed for all purposes to be made and fully performed in Delaware.

13. TERMINATION

(a) Breach; Notice; Cure: At any time during the term of this Agreement, in the event of any material breach of this Agreement by MBNA America or Ethan Allen, the other party may terminate this Agreement by giving notice, as provided herein, to the breaching party. This notice shall (i) describe the material breach; and (ii) state the party's intention to terminate this Agreement. If the breaching party does not cure or substantially cure such breach within sixty (60) days after receipt of notice, as provided herein (the "Cure Period"), then this Agreement shall terminate sixty (60) days after the Cure Period.

(b) Termination; Test Phase: After the Test Phase expires, either MBNA America or Ethan Allen may terminate this Agreement for any reason or no reason by giving notice, as provided herein, within thirty (30) days after the Test Phase expires, as provided herein, to the breaching party. This notice shall state the party's intention to terminate this Agreement. In the event such notice is delivered, this Agreement shall terminate sixty (60) days after the Test Phase ends.

(c) Insolvency: To the extent permitted by applicable federal bankruptcy law, if either MBNA America or Ethan Allen becomes insolvent in that its liabilities exceed its assets, or is adjudicated insolvent, or takes advantage of or is subject to any insolvency proceeding, or makes an assignment for the benefit of creditors or is subject to receivership, conservatorship or liquidation then the other party may immediately terminate this Agreement.

(c) Post-Termination Account Servicing/Trademark Usage: Six (6) months after the termination of this Agreement, MBNA America shall cease to use the Trademarks, in a manner consistent with this Section of this Agreement. For a period of six (6) months after the termination of this Agreement, MBNA America shall continue to market and service all Loan Accounts in accordance with its normal business practices and procedures, including using the Trademarks in accordance with this Agreement, provided, however, that no Royalties will be payable post-termination. During such period of time, Ethan Allen will continue to owe the APR Buydown Amount and may solicit such Customers for alternative financing arrangements, so long as all such solicitation is done in accordance with applicable law and the provisions of this Agreement. At the end of such period of time, MBNA America may, in its discretion, reissue or otherwise remove the Trademarks from any person's credit devices or checks, or the records of any Customer. The Loan Account associated with any credit device, check or record reissued or replaced in this manner shall not be eligible for Royalty compensation. MBNA America agrees that upon such termination it will not claim any right, title, or interest in or to the Trademarks or to the Mailing Lists provided pursuant to this Agreement. However, MBNA America may conclude all solicitation that is required by law.

(e) MBNA America Right of Prior Review: MBNA America shall have the right to prior review and approval of any notice in connection with, relating or referring to the termination of this Agreement to be communicated by Ethan Allen to the Ethan Allen Customers. Such notice shall be factually accurate and MBNA America's approval shall be limited to remarks that could be considered disparaging to MBNA America, its affiliates, the Program or the Agreement. Such approval shall not be unreasonably withheld. Upon termination of this Agreement, Ethan Allen shall not attempt to cause the removal of Ethan Allen's identification or Trademarks from any person's credit devices, checks or records of any Customer existing as of the effective date of termination of this Agreement.


14. MISCELLANEOUS

(a) This Agreement cannot be amended except by written agreement signed by the authorized agents of both parties hereto.

(b)  The obligations in Sections 2(c),  2(d), 2 (e), 2(i),  2(j), 2(l), 2(m), 4,
     5, 6(b), 9, 10, 13(d) and 13(e) shall survive any termination of this Agreement.

(c) The failure of any party to exercise any rights under this Agreement shall not be deemed a waiver of such right or any other rights.

(d) The section captions are inserted only for convenience and are in no way to be construed as part of this Agreement.

(e) If any part of this Agreement shall for any reason be found or held invalid or unenforceable by any court or governmental agency of competent jurisdiction, such invalidity or unenforceability shall not affect the remainder of this Agreement which shall survive and be construed as if such invalid or unenforceable part had not been contained herein.

(f) All notices relating to this Agreement shall be in writing and shall be deemed given (i) upon receipt by hand delivery, facsimile or overnight courier, or (ii) three (3) business days after mailing by registered or certified mail, postage prepaid, return receipt requested. All notices shall be addressed as follows:

       (1) If to Ethan Allen:                        (2) If to MBNA America:
             Ethan Allen Inc.                              MBNA America Bank, N.A.
             Ethan Allen Drive                             400 Christinana Road, MS 1522
             Danbury, Connecticut  06811                   Newark, Delaware  19713
             Attention: Director, Consumer Lending         Attention:  Director, Sales Finance
             Fax #: 203-743-8214                           Fax #:  (302( 458-3516

Any party may change the address to which communications are to be sent by giving notice, as provided herein, of such change of address.

(g) This Agreement contains the entire agreement of the parties with respect to the matters covered herein and supersedes all prior promises and agreements, written or oral, with respect to the matters covered herein. Without the prior written consent of MBNA America, which shall not be unreasonably withheld, Ethan Allen may not assign any of its rights or obligations under or arising from this Agreement. MBNA America may assign or transfer its rights and/or obligations under this

      Agreement without the written consent of Ethan Allen, but shall provide Ethan Allen with prior written notice. MBNA America may utilize the services of any third party in fulfilling its obligations under this Agreement.

(h) MBNA America and Ethan Allen are not agents, representatives or employees of each other and neither party shall have the power to obligate or bind the other in any manner except as otherwise expressly provided by this Agreement.

(i) Nothing expressed or implied in this Agreement is intended or shall be construed to confer upon or give any person, including Independent Retailers, other than Ethan Allen and MBNA America, their successors and assigns, any rights or remedies under or by reason of this Agreement.

(j) Neither party shall be in breach hereunder by reason of its delay in the performance of or failure to perform any of its obligations herein if such delay or failure is caused by strikes, acts of God or the public enemy, riots, incendiaries, interference by civil or military authorities, compliance with governmental laws, rules, regulations, delays in transit or delivery, or any event beyond its reasonable control or without its fault or negligence.

(k) This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.


IN WITNESS WHEREOF, each of the parties, by its representative, has executed this Agreement as of the Effective Date.

MBNA AMERICA  BANK, N.A.                       ETHAN ALLEN INC.


  By:    ________________________              By:     ________________________

  Name:  ________________________              Name:   ________________________

  Title: ________________________              Title:  ________________________

  Date:  ________________________              Date:   ________________________

                                   SCHEDULE A

TERMS AND FEATURES

Subject to (i) MBNA America's right to vary the Program and its terms and features, and (ii) the applicable agreement entered into between MBNA America and each Customer:

ETHAN ALLEN SIMPLE FINANCING PLAN ACCOUNTS

1.   There is no annual fee.

2. The current Annual Percentage Rate is a fixed rate of 9.99%. MBNA America shall maintain this rate until June 30, 2000. Thereafter, if the prime rate increases to greater than 8.00%, MBNA America reserves the right to change the Annual Percentage Rate offered via new Program marketing or the Annual Percentage Rate applicable to existing customers in a manner consistent with MBNA America's standard pricing policies in effect as of the time of the increase.

3. If a Customer is delinquent, MBNA America reserves the right to increase their Annual Percentage Rate to a rate that is determined by MBNA, not to exceed their current rate + 10 percentage points.

4. The current account term parameters for the Program are: approximate terms of 12-84 months; a minimum credit line of $5000 and a minimum additional advance of $500.

5. The accounts are intended for use at all Stores or via the Ethan Allen Internet website only for Ethan Allen Products.

6. Financing for additional purchases of Ethan Allen Products using a Customer's Ethan Allen simple financing plan account may be requested at any time.

7. Credit insurance may be offered to Customers, subject to Ethan Allen's prior approval.

                                   SCHEDULE B

ROYALTY ARRANGEMENT

During the term of this Agreement, MBNA America will pay Ethan Allen a Royalty calculated as follows, for those accounts with active charging privileges. All Royalty payments due hereunder are subject to all provisions of Section 7 hereof and to adjustment by MBNA America for any prior overpayment of Royalties by MBNA America.

Ethan Allen Simple Financing Plan Accounts

           .40 basis points (Forty one hundredths of one percent) of all retail purchase charges and cash advance transactions for Ethan Allen Products made directly to a Loan Account (excluding transactions that relate to credits, other purchases, unauthorized transactions and all other non-purchase charges and fees) generated by Customers using a Loan Account.

                                   SCHEDULE C

    SETTLEMENT INFORMATION FOR ALL ACH TRANSMISSIONS TO ETHAN ALLEN


Name of Account Holder:             Ethan Allen, Inc.

Name of Bank:                       Chase Manhattan

Account #:                          323-125697

ABA #:                              021000021

                                   SCHEDULE D

           ATTACH IRS FORM W-9 WHICH HAS BEEN EXECUTED BY ETHAN ALLEN

                                   SCHEDULE E

 ETHAN ALLEN STORES AND INDEPENDENT RETAILER STORES PARTICIPATING IN TEST PHASE

PITTSBURGH, PA MARKET

o  ETHAN ALLEN HOME INTERIORS - MCMURRY
o  ETHAN ALLEN HOME INTERIORS - MONROEVILLE
o  ETHAN ALLEN HOME INTERIORS - WEXFORD

ATLANTA, GA MARKET

o  ETHAN ALLEN HOME INTERIORS - BUCKHEAD
o  ETHAN ALLEN HOME INTERIORS - GWINNET
o  ETHAN ALLEN HOME INTERIORS - KENNESAW
o  ETHAN ALLEN HOME INTERIORS - MARIETTA
o  ETHAN ALLEN HOME INTERIORS - NORTHPOINT


o   ETHAN ALLEN HOME INTERIORS - BOISE

O   MOTTSINGER'S ETHAN ALLEN - YOUNGSTOWN

MILWAUKEE, WI MARKET

o   CARRIAGE HOUSE - BROOKFIELD
o   CARRIAGE HOUSE - GREENFIELD
o   CARRIAGE HOUSE - MEQUON

DENVER MARKET

o   ETHAN ALLEN HOME INTERIORS - AURORA
o   ETHAN ALLEN HOME INTERIORS - FT. COLLINS
o   ETHAN ALLEN HOME INTERIORS - LITTLETON
o   ETHAN ALLEN HOME INTERIORS - WESTMINSTER

o   ETHAN ALLEN HOME INTERIORS - COLORADO SPRINGS

                                   SCHEDULE F

                      FORM OF INDEPENDENT RETAILER CONTRACT

                                                                   Exhibit 10(k)



                              AMENDED AND RESTATED
                     CONSUMER CREDIT CARD PROGRAM AGREEMENT

                                  BY AND AMONG

                                ETHAN ALLEN INC.

                                       AND

                      MONOGRAM CREDIT CARD BANK OF GEORGIA



                                   DATED AS OF
                                February 22, 2000

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

ARTICLE I DEFINITIONS .........................................................1

Section 1.01 Certain Defined Terms.............................................1
Section 1.02 Miscellaneous.....................................................9

ARTICLE II CONTINUATION OF PROGRAM.............................................9

Section 2.01 Continuation of Program; Retailer and Authorized Dealers to
               Honor Credit Cards..............................................9
Section 2.02 Bank to Extend Credit............................................10
Section 2.03 Promotion of Program.............................................11
Section 2.04 Absentee Transactions............................................11

ARTICLE III ADMINISTRATION OF PROGRAM.........................................11

Section 3.01 Preparation of Documents.........................................12
Section 3.02 Account Administration; Credit Criteria..........................12
Section 3.03 Ownership of Accounts, Etc.......................................12
Section 3.04 Ownership and Use of Cardholder List.............................12
Section 3.05 Credit Insurance and Value-Added Programs........................13
Section 3.06 Direct Payments; Payments at Participating Stores................13
Section 3.07 Inserts; Statement Messages......................................13
Section 3.08 Point-of-Sale Terminals..........................................14
Section 3.09 Program Manager..................................................14

ARTICLE IV OPERATING PROCEDURES...............................................14

Section 4.01 General..........................................................14
Section 4.02 New Cardholder Account Establishment Procedures..................14
Section 4.03 Purchase Authorization Procedures................................15

ARTICLE V SETTLEMENTS AND ADJUSTMENTS.........................................15

Section 5.01 Settlement Procedures............................................15

ARTICLE VI CREDIT TERMS; LOSSES ON ACCOUNTS; SECURITY.........................15

Section 6.01 Credit Terms.....................................................15
Section 6.02 Credit-based Promotions and Service Fees.........................16
Section 6.03 Incentive Bonus Payment; Promotional Fee.........................17
Section 6.04 Increases in Service Fee and/or Decreases in Promotional Fee.....17
Section 6.05 Marketing and Training Support; Alternative Credit Programs......18
Section 6.06 Money Cost Fee; Money Cost Premium...............................18
Section 6.07 Losses on Accounts...............................................18
Section 6.08 Grant of Security Interest; Precautionary Filing.................18
Section 6.09 Returns of Merchandise...........................................19
Section 6.10 Letter of Credit.................................................19

ARTICLE VII CHARGEBACK........................................................20

Section 7.01 Bank's Right to Chargeback.......................................20
Section 7.02 Exercise and Amount of Chargeback................................21
Section 7.03 Limitation of Chargeback.........................................21

ARTICLE VIII WARRANTIES AND COVENANTS OF RETAILER.............................21

Section 8.01 Presentment Warranties...........................................21
Section 8.02 Account Covenants................................................22
Section 8.03 General Representations and Warranties...........................23
Section 8.04 Additional Affirmative Covenants of Retailer.....................24
Section 8.05 Exclusivity and Rights of First Offer and Refusal................25

ARTICLE IX WARRANTIES OF BANK.................................................27

Section 9.01 Representations and Warranties of Bank...........................28

ARTICLE X EVENTS OF DEFAULT; RIGHTS AND REMEDIES..............................28

Section 10.01 Events of Default...............................................29
Section 10.02 Remedies........................................................29

ARTICLE XI TERM/TERMINATION...................................................29

Section 11.01 Operation Period................................................29
Section 11.02 Termination.....................................................29
Section 11.03 Purchase of Accounts by Retailer Upon Termination...............30
Section 11.04 Termination for Force Majeure...................................31
Section 11.05 Rights upon Termination of Operation Period; Liquidation of Accounts...................................................31
Section 11.06 Return of Equipment.............................................32
Section 11.07 License of Cardholder List......................................32

ARTICLE XII INDEMNIFICATION...................................................33

Section 12.01 Indemnification by Retailer.....................................33
Section 12.02 Indemnification by Bank.........................................34
Section 12.03 Payment of Indemnified Amounts..................................34
Section 12.04 Notice..........................................................34

ARTICLE XIII OTHER AGREEMENTS.................................................35

Section 13.01 Retailer Acquisitions; New Retailer Subsidiaries................35
Section 13.02 Retailer Primary Divestitures...................................35
Section 13.03 Retailer Secondary Divestitures.................................36

ARTICLE XIV MISCELLANEOUS.....................................................37

Section 14.01 Payment Terms and Rights of Set Off and Recoupment..............37
Section 14.02 Assignability...................................................37
Section 14.03 Amendment.......................................................37
Section 14.04 Non-Waiver......................................................37
Section 14.05 Severability....................................................37
Section 14.06 Governing Law...................................................38

Section 14.07 Captions........................................................38
Section 14.08 Use of Retailer Names and Marks.................................38
Section 14.09 Securitization/Participation....................................38
Section 14.10 Further Assurances..............................................38
Section 14.11 Entire Agreement................................................38
Section 14.12 Notices.........................................................38
Section 14.13 Power of Attorney...............................................38
Section 14.14 Confidential Information........................................39
Section 14.15 No Partnership..................................................39
Section 14.16 Third Parties...................................................39
Section 14.17 Interpretation..................................................39
Section 14.18 Multiple Counterparts...........................................39
Section 14.19 Other Documents.................................................39



EXHIBITS
Exhibit A - Bank Dealer Agreement
Exhibit B - Intercreditor Agreement
Exhibit C - Parent Guarantee
Exhibit D - Subsidiary Guarantee--Ethan Allen Marketing Corporation Exhibit E - Subsidiary Guarantee--Ethan Allen Manufacturing Corporation Exhibit F - Officer's Certificate Regarding Financial Statement
Exhibit G - Officer's Certificate Regarding Ownership of Retailer


SCHEDULES
Schedule 1 - Legal Name/Principal Place of Business for Retailer
Schedule 2 - Names
Schedule 3 - Notice Addresses
Schedule 4 - Promotional Sales Matrix
Schedule 5 - Service Level Performance Measurement
Schedule 6 - Geographic Areas

                              AMENDED AND RESTATED
                     CONSUMER CREDIT CARD PROGRAM AGREEMENT

     This AMENDED AND RESTATED CONSUMER CREDIT CARD PROGRAM AGREEMENT (hereinafter the "Agreement") is entered into as of February 22, 2000 by and among Monogram Credit Card Bank of Georgia, a Georgia banking corporation with its principal place of business at 7840 Roswell Road, Building 100, Suite 210, Atlanta, Georgia 30350 (together with its successors, assigns and transferees, the "Bank"), Ethan Allen Inc. ("Ethan Allen"), a Delaware corporation having its principal place of business at Ethan Allen Drive, P.O. Box 1966, Danbury, Connecticut 06813-1966 ("Retailer") and shall be effective as of April 5, 2000 (the "Effective Date").

                               W I T N E S S E T H

     WHEREAS, Bank has established a program to extend customized, open-end credit to qualified customers of Ethan Allen and its Authorized Dealers for the purchase of goods and services for personal, family or household purposes pursuant to that certain Monogram Credit Card Bank of Georgia Program Agreement between Bank and Ethan Allen dated as of November 9, 1993, as amended by that certain Amendment to Monogram Credit Card Bank of Georgia Program Agreement dated as of October 16, 1996 (as further amended from time to time, the "Original Program Agreement");

     WHEREAS, Retailer, through its Retailer Stores and its Dealers, is engaged in, among other activities, the manufacture, distribution and sale of furniture and related accessories and services at retail; and

     WHEREAS, the parties desire to amend and restate the Original Program Agreement on the terms set forth herein, to be effective as of the Effective Date.

     NOW, THEREFORE, in consideration of the terms, conditions and mutual covenants contained herein, and for good and valuable consideration the receipt and sufficiency of which are hereby acknowledged, Bank and Retailer agree as follows:

                                   ARTICLE I
                                  DEFINITIONS

     Section 1.01 CERTAIN DEFINED TERMS. As used in this Agreement, the following terms shall have the following meanings:

     "ABSENTEE TRANSACTION" means any Telephone Purchase.

     "ACCOUNT" means and includes any and all of the following, whether now existing or hereafter arising: (i) Credit Card Agreements; (ii) Account Documentation; (iii) accounts, accounts receivable, Indebtedness, other receivables, contract rights, choses in action, general intangibles, chattel paper, instruments, documents and notes, Program Documents and contract rights related to, comprising, securing or evidencing the obligations under or the receivables from any Credit Card Agreements or Account Documentation and all proceeds of all of the foregoing; (iv) rights as to any goods or other property which is represented thereby or is security or collateral therefor; (v) guarantees, claims, security interests, or other security held by or granted to Bank to secure payment by any person with respect thereto; (vi) proceeds relating to Insurance Programs and Value-Added Programs; and (vii) other rights, remedies, benefits, interests and titles, both legal and equitable, to which Bank may now or at anytime hereafter be entitled in respect of the foregoing.

     "ACCOUNT DOCUMENTATION" means with respect to an Account, any and all documentation relating to such Account, including without limitation, Program Documents, Credit Cards, Credit Card Applications, Credit Card Agreements, Charge Transaction Data, Charge Slips, Credit Slips, checks and stubs, credit bureau reports, adverse action information, change of terms notices, correspondence, memoranda, documents, instruments, certificates, agreements, invoices, and any other written information relating to such Account, in each case including any and all amendments or modifications thereto, and in each case, however stored or kept, provided however, that "Account Documentation" shall not include materials used for advertising or solicitations including, without limitation, advertising or solicitations of Credit-based Promotions.

     "ACTIVE ACCOUNT" means, as of any given date, any Account other than a Defaulted Account which had a debit or credit balance at any time after the first day of the complete Billing Period immediately preceding such date.

     "AFFILIATE" means, with respect to any person, each person that controls, is controlled by or is under common control with such person. For the purpose of this definition, "control" of a person shall mean the possession, directly or indirectly, of the power to direct or cause the direction of its management or policies, whether through the ownership of voting securities, by contract or otherwise.

     "AFTER-THE-FACT FREE/SKIP FREE PROMOTIONS" shall have the meaning given to such term in Section 6.02(d) hereof.

     "AGGREGATE OUTSTANDING INDEBTEDNESS" means, at any time, the aggregate Indebtedness on all Active Accounts, including Finance Income subject to possible reversal due to unexpired Credit-based Promotions.

     "ALTERNATIVE CREDIT PROGRAM" means a credit program offered or sponsored by Bank or any of its Affiliates other than the Program and shall include, without limitation, a co-branded generally accepted multi-purpose bank credit card, closed-end installment credit, leasing or home equity products.

     "ALTERNATE DEBT RATING" means the KMV EDF rating program or any other rating program accepted in the credit card industry for rating the financial strength of retailers.

     "ANNUAL PERCENTAGE RATE" means the periodic rate applicable to Accounts times the number of periods in a year and, if more than one periodic rate is applicable to different portions of Accounts, the Annual Percentage Rate shall be calculated separately as to each portion.

     "AUTHORIZED DEALER" means a Dealer: (i) that is authorized by Retailer to operate an Authorized Dealer Store and to participate in the Program; and (ii) that executed a Bank Dealer Agreement except that a Dealer shall cease to be an Authorized Dealer if its Bank Dealer Agreement expires or is terminated or such Dealer's authority to participate in the Program is otherwise terminated in accordance with the terms of this Agreement.

     "AUTHORIZED DEALER STORE" means a Participating Store operated by an Authorized Dealer at which such Authorized Dealer sells principally "Ethan Allen" brand products.

     "AVERAGE NET RECEIVABLES" means, for any Billing Period, the sum of the aggregate Indebtedness for all Active Accounts for each day during such period divided by the number of days in such period.

     "BANK" means Monogram Credit Card Bank of Georgia and its permitted successors, transferees and assigns.

     "BANK DEALER AGREEMENT" means any Ethan Allen Credit Card Program Dealer Agreement entered into by a Dealer with Bank, substantially in the form attached hereto as Exhibit A, as such form may be amended or restated from time to time.

     "BANK PARTIES" shall have the meaning given to such term in Section 3.02(b) hereof.

     "BANK TERMINATION EVENT" means any of the following events: (i) Bank shall fail to pay any amount when due hereunder and the same shall remain unpaid for a period of fifteen (15) days after the Retailer shall have made written demand therefor provided, however, that the failure to make a payment due hereunder shall not constitute a "Bank Termination Event" if the amount which Bank has failed to pay is less than Twenty-five Thousand Dollars ($25,000) and Bank, acting in good faith, has delivered a written notice to Retailer contesting its obligation to make such payment; (ii) Bank shall materially fail or neglect to perform, keep, or observe any other term, provision, condition, or covenant contained in this Agreement that is required to be performed, kept, or observed by it, and such failure or neglect shall continue for a period of thirty (30) days after Retailer shall have given written notice thereof; (iii) any representation, warranty or statement, made, delivered or deemed made by Bank hereunder shall prove not to have been true and correct in all material respects as of the date when made, delivered or deemed made and such failure to be true and correct has a material adverse effect on Bank's ability to perform its obligations hereunder; or (iv) Bank (A) shall no longer be Solvent; (B) shall generally not pay its debts as such debts become due or shall admit in writing its inability to pay its debts generally; (C) shall make a general assignment for the benefit of its creditors; (D) shall institute or have instituted against it any proceeding seeking to adjudicate it a bankrupt or insolvent or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief, or composition of it or its debts under any law relating to bankruptcy, insolvency, or reorganization or relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee, custodian or other similar official for it or for any substantial part of its property; or (E) shall take any corporate action to authorize any of the actions set forth above in this subclause (iv); or (v) a Bank Termination Event shall occur as set forth in Schedule 5 hereto.

     "BILLING DATE" means the last day of a Billing Period for an Account.

     "BILLING PERIOD" means the elapsed time between the dates on which Bank elects to send billing statements in respect of Accounts, which time is usually between twenty-eight (28) and thirty-two (32) days in length.

     "BUSINESS DAY" means any day, except Saturday, Sunday, or a day on which banks are required or permitted to be closed in Georgia.

     "CARDHOLDER" means any person who has entered into a Credit Card Agreement with Bank or who is or may become obligated under or with respect to an Account.

     "CARDHOLDER LIST" shall have the meaning given to such term in Section 3.04(a) hereof.

     "CHANGE OF CONTROL" shall have the meaning given to such term in Section 10.01(f) hereof.

     "CHARGE SLIP" means a sales receipt, register receipt tape or other invoice or documentation, in each case in either physical or electronic form, which evidences a Purchase that gives rise to an Account or the imposition of a Restocking Fee.

     "CHARGE TRANSACTION DATA" means Account/Cardholder identification and transaction information with regard to each Purchase by a Cardholder on credit and each return of a Purchase for credit to the Account/Cardholder, which data will be transmitted by Retailer and its Authorized Dealers to Bank in accordance with the applicable Operating Procedures.

     "CLOSURE" means, with respect to any Participating Store, the cessation of sales of Goods and Services from such Participating Store for at least sixty
(60) consecutive days for any reason, including without limitation, the occurrence of a "force majeure" event of the sort described in Section 11.04 hereof, unless prior to the expiry of such 60-day period, Retailer or an Authorized Dealer opens a new Participating Store within the same city or municipality offering substantially the same Goods and Services for sale.

     "CP RATE" means, as of any date, the then most-recent (annual) commercial paper interest rate for 60-day high grade commercial paper sold through dealers by major corporations (other than a Bank Affiliate), as published in the Wall Street Journal, or if not published therein, as published or made available by such other source as Bank shall determine.

     "CREDIT-BASED PROMOTIONS" means any promotional credit and billing term promotions offered pursuant to Section 6.02 and such other credit-based promotions as may be agreed to from time to time in writing by Bank and Retailer.

     "CREDIT CARD" or "CARD" means the plastic card issued and owned by Bank under the Program exclusively for use with the Program which evidences a Cardholder's right to make Purchases under the Program.

     "CREDIT CARD AGREEMENT" means the open-end revolving credit agreement, either in physical or electronic form, between Bank and each Cardholder pursuant to which such Cardholder may make Purchases on credit provided by Bank, together with any modifications or amendments which may be made to such agreement.

     "CREDIT CARD APPLICATION" means Bank's credit application form, either in physical or electronic form, which must be completed by applicants who wish to become Cardholders and must be submitted to Bank for its review and approval.

     "CREDIT REVIEW POINT" means One Hundred Forty Nine Million Dollars ($149,000,000) or such other higher amount as Bank, in its sole discretion, shall from time to time specify to Retailer in writing.

     "CREDIT SLIP" means a physical or electronic sales credit receipt evidencing a return or exchange of Goods, an adjustment for Services rendered or not rendered by Retailer to a Cardholder or a correction of a misposting, in each case for credit on an Account.

     "CURRENT ASSETS" means all items classified as current assets on the consolidated financial statements of Ethan Allen Interiors, Inc. and its consolidated subsidiaries (including Retailer) prepared in accordance with generally accepted accounting procedures.

     "CURRENT LIABILITIES" means all items classified as current liabilities on the consolidated financial statements of Ethan Allen Interiors, Inc. and its consolidated subsidiaries (including Retailer) prepared in accordance with generally accepted accounting procedures.

     "CURRENT RATIO" means Current Assets divided by Current Liabilities.

     "DEALER" means all independent dealers that are authorized by Retailer to operate a retailer furniture store using the service mark "Ethan Allen Home Interiors."

     "DEFAULT" means any event the occurrence of which, with the passage of time or the giving of notice or both, would constitute an Event of Default.

     "DEFAULTED ACCOUNT" means an Account which has been written off in accordance with Bank's write-off policies.

     "DELIVERY OBLIGATIONS" means, as of any date, the sum of (i) all amounts owing under Sections 2.01(f), 7.01(e) or 7.01(f) hereof plus (ii) all amounts owing under Section 12.01 hereof to the extent, in the case of this clause (ii) only, such amounts arise from Retailer's failure to deliver in a timely fashion Goods and/or Services purchased in connection with Special Order Deposits at Retailer Stores or to deliver Goods and/or Services purchased in connection with Qualified Special Order Deposits at current or former Authorized Dealer Stores as provided in Section 2.01(f).

     "DIRECT PAYMENTS" means any payment on an Account made by a Cardholder (or by any person acting on behalf of a Cardholder) to Retailer at a Participating Store, by mail or otherwise.

     "EFFECTIVE DATE" shall have the meaning given in the first paragraph of this Agreement.

     "ELIGIBLE LETTER OF CREDIT" means a standby irrevocable Letter of Credit in form reasonably acceptable to Bank, satisfying the following conditions:

     (i) the Letter of Credit shall not expire earlier than the first anniversary of the date of issuance or the date of any renewal thereof;

     (ii) the Letter of Credit shall be issued or confirmed by a bank reasonably acceptable to Bank which is chartered under the laws of the United States and maintains offices located in the continental United States;

     (iii) the Letter of Credit shall expressly permit multiple draws;

     (iv) the Letter of Credit shall be assignable and transferable;

     (v) payment under the Letter of Credit shall be made at the issuing or confirming bank's counters at one or more offices located in the continental United States upon presentation of a draft with an accompanying certificate from any officer of the Letter of Credit beneficiary to the effect either:

          (A) that Retailer has failed to renew the Letter of Credit or provide a substitute Letter of Credit in accordance with Section 6.10 of the Agreement and that the amount of the draft is less than or equal to the full undrawn amount of the Letter or Credit; or

          (B) that an Event of Default has occurred under Section 10.01(d) or Retailer has failed to pay when due any Delivery Obligations and, in either case, that the amount of the draft is less than or equal to the amount of the Delivery Obligations then owing.

     "EVENT OF DEFAULT" shall have the meaning given to such term in Section
10.01 hereof.

     "FINAL LIQUIDATION DATE" shall mean the first date after the termination or expiration of the Operation Period on which Bank no longer owns any Active Accounts.

     "FINANCE INCOME" means, with respect to any Billing Period, the amount equal to (a) the sum of finance charges assessed to Accounts as of the applicable Billing Date, net of finance charges assessed on Accounts ninety (90) days or more past due, minus (b) the sum of other concessions and adjustments on Accounts in the normal course of business during the Billing Period.

     "GE CANADA PROGRAM" means the Credit Card Program Agreement dated as of August 25, 1995 between General Electric Capital Canada Inc. and Retailer, as amended from time to time.

     "GOODS" and/or "SERVICES," separately or cumulatively, means (i) all new merchandise and services, respectively, which may be purchased by a Cardholder from Retailer or any Authorized Dealer; (ii) all Value-Added Programs to the extent that the purchase thereof is charged to an Account; and (iii) all Insurance Programs to the extent that the purchase thereof is charged to an Account.

     "INDEBTEDNESS" means any and all amounts owing from time to time with respect to an Account whether or not billed, including, without limitation, any unpaid balance, finance charges (inclusive of finance charges subject to possible reversals due to unexpired Credit-based Promotions), late charges, NSF fees, charges for Value-Added and Insurance Programs, over-limit fees and any other charges with respect to an Account.

     "INITIAL TERM" shall have the meaning given to such term in Section 11.01 hereof.

     "INSURANCE PROGRAM" means any program which may be offered through Bank pursuant to Section 3.05 under which Bank, any insurance company, or any other third party makes available insurance coverage to Cardholders.

     "INSURANCE NET INCOME" shall have the meaning given to such term in Section
3.05 hereof.

     "LETTER OF CREDIT" means each letter of credit provided by Retailer to Bank in support of Retailer's obligations under this Agreement, as the same may be amended from time to time.

     "LETTER OF CREDIT EVENT" means either: (i) the first day when the Moody's Debt Rating has been at or below Ba3 for 270 consecutive days and the S&P Debt Rating has been at or below BB for 270 consecutive days; or (ii) if either the Moody's Debt Rating or the S&P Debt Rating is unavailable, then the first day when the Alternate Debt Rating has been more than three (3) rating levels below its level as of the date hereof (or the most nearly equivalent rating level in the Alternate Debt Rating then employed by Bank) for 270 consecutive days.

     "LETTER OF CREDIT PERIOD" means any time period between the occurrence of a Letter of Credit Event and the first day thereafter when (i) either the Moody's Debt Rating is at or above Ba2 or the S&P Debt Rating is at or above BB+; or
(ii) if either the Moody's Debt Rating or the S&P Debt Rating is unavailable, the Alternate Debt Rating is at or above three (3) rating levels below its level as of the date hereof (or the most nearly equivalent rating level in the Alternate Debt Rating then employed by Bank).

     "LOSSES" shall have the meaning given to such term in Section 12.01 hereof.

     "MONTHLY BILLING PERIOD OUTSTANDINGS" means the sum of the Aggregate Outstanding Indebtedness of all Accounts as calculated for each relevant Billing Date in a Billing Period.

     "MOODY'S" means Moody's Investors Service, Inc.

     "MOODY'S DEBT RATING" means, as of any date of determination, the rating as determined by Moody's of Retailer's senior unsecured long-term debt or, if such rating is not available, Retailer's corporate credit rating. If neither rating is available from Moody's, then "Moody's Rating" shall mean Retailer's senior unsecured long-term debt rating or comparable rating as determined by another nationally recognized rating agency selected by Bank or, if such rating is not available, Retailer's corporate credit rating as determined by such other rating agency.

     "NEW RETAILER" means any person engaged in the operation of retail stores or the making of direct sales in the United States, together with any other person directly or indirectly controlled by such person and any franchisees of such person using such person's name, logo, trademarks and service marks or similar proprietary designations.

     "OPERATING PROCEDURES" means the instructions and procedures (currently entitled "EA Credit Card Operations Manual" and dated December 1998) to be followed by Retailer and its Authorized Dealers in connection with the Program, as such instructions and procedures may have been or may hereafter be amended from time to time.

     "OPERATION PERIOD" means the period commencing on the Program Commencement Date and ending on the termination or expiration date established pursuant to
Section 11.01 or 11.02 hereof. References in this Agreement to the termination or expiration of the Operation Period mean the date when such termination or expiration is effective whether or not that date is the same as the Termination Notice Date.

     "PARTICIPATING STORES" means all retail stores within the continental United States that are operated by Retailer or its Authorized Dealers, in either case, under the service mark "Ethan Allen Home Interiors."

     "PERMITTED CREDIT PROGRAM" has the meaning set forth in Section 8.05(a) hereof.

     "PROGRAM COMMENCEMENT DATE" means the Effective Date.

     "PROGRAM" means the credit card program established by Bank pursuant to the Original Agreement and continued by this Agreement and made available to qualified customers of Retailer and its Authorized Dealers to make Purchases. The term "Program" includes the extension of credit by Bank to Cardholders, billings, collections, accounting between the parties, and all aspects of the customized revolving credit plan contemplated herein.

     "PROGRAM DOCUMENTS" shall have the meaning given to such term in Section
3.01 hereof.

     "PROGRAM MANAGER" shall have the meaning given to such term in Section 3.09 hereof.

     "PROMOTIONAL CREDIT SALE CHARGE SLIP" means a Charge Slip evidencing a purchase on an Account under a Credit-based Promotion.

     "PROMOTIONAL FEE" has the meaning set forth in Section 6.03 hereof.

     "PROMOTIONAL SALES MIX" means that percentage of sales of Goods and/or Services which are based on any Credit-based Promotion offered by Retailer and its Authorized Dealers.

     "PURCHASE" means a Store Purchase or a Telephone Purchase.

     "QUALIFIED CREDIT-BASED PROMOTIONS" means: (i) those promotional credit and billing term promotions set forth in Section 6.02, as such promotions may be modified or replaced from time to time by Bank as a result of changes in law or changes in operational procedures or systems capabilities of Bank or its agents; provided that such modifications or replacements may not be implemented until at least six (6) months after Bank has given Retailer written notice thereof unless an earlier implementation is required by law; and (ii) such other credit-based promotions as may be agreed to from time to time in writing by Bank and Retailer.

     "QUALIFIED SPECIAL ORDER DEPOSIT" means a Special Order Deposit which does not exceed one third (1/3) of the total purchase price of the Goods and/or Services with respect to which such Special Order Deposit is made.

     "RESTOCKING FEE" means any Credit Card surcharge, Credit Card Application fees, cancellation or restocking fees or any similar processing fees to an Account.

     "RETAILER NAMES" shall have the meaning given to such term in Section 14.08 hereof.

     "RETAILER STORE" means a Participating Store operated by Retailer.

     "RETAILER PRIMARY DIVESTITURE" means the (i) sale, transfer or Closure of any Participating Store where the sum of the net sales from such Participating Store plus the net sales from all other Participating Stores which are being sold, transferred or Closed at the same time or which have previously been sold, transferred, or Closed since the Program Commencement Date minus the net sales from all Participating Stores acquired or opened since the Program Commencement Date account for twenty percent (20%) or more of Retailer's and Authorized Dealers' net sales proceeds from sales of Goods and/or Services; (ii) the sale or transfer of all of the assets, or fifty percent (50%) or more of the outstanding voting securities, of Retailer or any subsidiary which hereafter becomes a "Retailer" hereunder; or (iii) all or substantially all of the Participating Stores located in a single geographic area shall be sold, transferred or Closed. For purposes of calculating net sales proceeds from Participating Stores in clause (i) above, "net sales proceeds" shall mean the net sales proceeds during the twelve month period immediately preceding the applicable sale, transfer or Closure or, in the case of Participating Stores acquired or opened during such twelve month period, the annualized net sales proceeds of such Participating Stores since the date such stores were acquired or opened. For purposes of clause (iii) above, a "geographic region" means one of the multi-state regions identified on Schedule 6 hereto.

     "RETAILER SECONDARY DIVESTITURE" means the sale, transfer or Closure of any Participating Store where the sum of the net sales from such Participating Store plus the net sales from all other Participating Stores which are being sold, transferred or Closed at the same time or which have previously been sold, transferred, or Closed since the Program Commencement Date minus the net sales from all Participating Stores acquired or opened since the Program Commencement Date account for ten percent (10%) or more of Retailer's and Authorized Dealers' net sales proceeds from sales of Goods and/or Services. For purposes of calculating net sales proceeds from Participating Stores in clause (i) above, "net sales proceeds" shall mean the net sales proceeds during the twelve month period immediately preceding the applicable sale, transfer or Closure or, in the case of Participating Stores acquired or opened during such twelve month period, the annualized net sales proceeds of such Participating Stores since the date such stores were acquired or opened.

     "S&P" means Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc.

     "S&P DEBT RATINGS" means, as of any date of determination, the rating as determined by either S&P of Retailer's senior unsecured long-term debt or, if such rating is not available, Retailer's corporate credit rating. If neither rating is available from S&P, then "S&P's Rating" shall mean Retailer's senior unsecured long-term debt rating or comparable rating as determined by another nationally recognized rating agency selected by Bank or, if such rating is not available, Retailer's corporate credit rating as determined by such other rating agency.

     "SERVICE FEE(S)" means the amount(s) owing by Retailer and Authorized Dealers in respect of funds advanced to Retailer and Authorized Dealers on behalf of Cardholders for their Charge Slips and other amounts paid to Bank as set forth in Section 6.03.

     "SETTLEMENT DATE" means a date selected by Bank after each Billing Period which date shall be no more than fifteen (15) days after the last day of such Billing Period.

     "SOLVENT" means, as to any person, (a) that the present fair salable value of such person's assets is in excess of the total amount of its liabilities, (b) that such person is presently generally able to pay its debts as they become due, and (c) that such person does not have unreasonably small capital to carry on such person's business as theretofore operated and/or the business in which such person is about to engage. The phrase "present fair salable value" of a person's assets is intended to mean that value which could be obtained if the assets were sold within a reasonable time in arm's-length transactions in an existing and not theoretical market.

     "SPECIAL ORDER" means an order by a Cardholder in connection with an Account for Goods and/or Services from a factory or distribution center owned by Retailer and neither in the inventory of, or a floor sample at, a Participating Store nor, with respect to an order placed with an Authorized Dealer, in the inventory of, or floor sample at, any other store owned or operated by such Authorized Dealer.

     "SPECIAL ORDER DEPOSIT" means a deposit made in connection with a Special Order which is charged to an Account prior to delivery of the related Goods and/or Services.

     "STORE PURCHASE" means a purchase of any of the Goods and/or Services from Retailer or an Authorized Dealer where the Account information necessary to effect the purchase is provided when the customer is present at a Participating Store (and not over the Internet or through a Retailer website).

     "TAPE" has the meaning set forth in Section 11.07 hereof.

     "TAPE INFORMATION" has the meaning set forth in Section 11.07 hereof.

     "TELEPHONE PURCHASE" means a purchase of any of the Goods and/or Services from Retailer or an Authorized Dealer where the Account information necessary to effect the purchase is provided on the telephone or by mail (and not over the Internet or through a Retailer website).

     "TERMINATION NOTICE DATE" means the first date on which any party hereto shall deliver a notice of non-extension under Section 11.01 or a notice of termination under Section 11.02 to the other party hereto.

     "THREE-YEAR TREASURY RATE" means, on any date, the asking yield on a United States treasury note that matures three (3) years from such date, as published in The Wall Street Journal on the last Business Day that The Wall Street Journal is published prior to such date, whether or not any such rate is actually the lowest rate asked by any entity. If publication of The Wall Street Journal is discontinued, another publication of similar type publishing such rate shall be designated by Bank and, if such rate is no longer published, Bank shall designate a similar index.

     "UCC" means the Uniform Commercial Code of Georgia as in effect from time to time.

     "UNAMORTIZED INCENTIVE BONUS" means, on any date, an amount equal to (x) one thirty-sixth (1/36) multiplied by (y) the number of months, if any, rounded up to the next integer, remaining before the end of the Initial Term.

     "UNPAID RETURNED GOODS" means any Goods that are returned to Retailer if such return results in an obligation of Retailer to make any payment to Bank under this Agreement (including, without limitation, any obligation to repurchase any Account which arose in connection with the sale of such Goods) or gives Bank any right to reduce the amount of any payments which would otherwise have been made under Section 5.01 hereof; provided, however, that such Goods shall cease to be "Unpaid Returned Goods" when Bank has received from Retailer full payment of such obligation or has reduced a payment made under Section 5.01 in respect thereof.

     "VALUE-ADDED NET INCOME" shall have the meaning given to such term in
Section 3.05 hereof.

     "VALUE-ADDED PROGRAM" means any products or services which may be offered by or through Bank to Cardholders pursuant to Section 3.05 hereof including, without limiting the foregoing, credit card protection plans, continuity memberships, legal services plans, and auto clubs; provided, however, that "Value-Added Programs" shall not include credit insurance or any other Insurance Program.

     SECTION 1.02 MISCELLANEOUS. As used herein, (i) all references to the plural number shall include the singular number (and vice versa); (ii) all references to the masculine gender shall include the feminine gender (and vice versa) and (iii) all references to "herein," "hereof," "hereunder," "hereinbelow," "hereinabove" or like words shall refer to this Agreement as a whole and not to any particular section, subsection or clause contained in this Agreement. References herein to any document including, without limitation, this Agreement shall be deemed a reference to such document as it now exists, and as from time to time hereafter the same may be amended. References herein to a "person" or "persons" shall be deemed to be references to an individual, corporation, limited liability company, partnership, trust, unincorporated association, joint venture, joint-stock company, or any other form of entity. All other undefined terms contained herein shall, unless the context indicates otherwise, have the meanings provided for by the UCC to the extent the same are used or defined therein.

                                   ARTICLE II
                             CONTINUATION OF PROGRAM

     SECTION 2.01 CONTINUATION OF PROGRAM; RETAILER AND AUTHORIZED DEALERS TO HONOR CREDIT CARDS.

          (a) Pursuant to the terms and conditions of this Agreement, Retailer and Bank hereby continue the Program for the purpose of making open-end credit available during the Operation Period (up to such credit limits as Bank may from time to time establish and modify) to qualified customers of Retailer and its Authorized Dealers for Purchases for personal, family and household use. Retailer understands that Bank will enter into Bank Dealer Agreements with Dealers, and that Bank deems such agreements necessary for Dealer participation in the Program. Retailer will be responsible for making the Program available to Dealers and encouraging Dealers to participate. As Dealers agree to participate in the Program and to execute Bank Dealer Agreements, Bank will provide Retailer with, and periodically update, a listing of all such Authorized Dealers.

          (b) During the Operation Period, and provided no Default or Event of Default shall have occurred and be continuing, with respect to each applicant under the Program who qualifies for credit under the standards unilaterally established by Bank, Bank will open an Account, issue to such applicant a Credit Card, activate such applicant's Credit Card in accordance with the Operating Procedures and grant credit to such applicant for any Purchases. The terms and conditions upon which a Cardholder may use the Credit Card and upon which

Bank may extend credit to a Cardholder shall be governed by the Credit Card Agreement between the Cardholder and Bank.

          (c) Retailer and its Authorized Dealers will participate in the Program and honor any valid Credit Card issued by Bank for Purchases (including taxes), in accordance with applicable Operating Procedures provided by Bank, as such may be updated from time to time, at each Participating Store. Only the cash selling price (including applicable taxes) of Goods and/or Services sold or rendered by Retailer or its Authorized Dealers to consumers shall be charged to Accounts. Sales and services to commercial enterprises shall not be charged to Accounts. Retailer and its Authorized Dealers shall permit customers with Accounts to charge Goods and/or Services to their Accounts subject to and in accordance with the Operating Procedures.

          (d) It is understood and agreed that this Program has been designed to assist Retailer and its Authorized Dealers in selling Goods and/or Services to Cardholders on credit. Participation in the Program by any Dealer pursuant to the terms and conditions of the Bank Dealer Agreement, execution of which shall be a prerequisite to such Dealer's participation, will be wholly voluntary and neither Retailer nor Bank will represent otherwise. Retailer understands that Authorized Dealers will honor the Credit Card for the purchase of Goods and/or Services at Authorized Dealer Stores.

          (e) Retailer has reviewed, and shall continue to review on a regular basis, the creditworthiness of all Dealers who are, or are eligible to become, Authorized Dealers under Retailer's credit review policies. Retailer shall notify Bank within one Business Day of all instances where (i) Retailer ceases accepting orders for Goods and/or Services from any Dealer or (ii) the relationship between Retailer and a Dealer is terminated, in which event Bank shall, if such Dealer is an Authorized Dealer, promptly give written notice of termination consistent with the terms of the Bank Dealer Agreement with such Dealer and will thereafter discontinue such Dealer's participation in the Program. The effect of any such termination on such Dealer's obligations under its Bank Dealer Agreement shall be governed by the terms of such agreement. Notwithstanding anything to the contrary contained herein, Bank, in its sole discretion, shall have the right to terminate any Authorized Dealer's participation in the Program at any time.

          (f) In the event that a current or former Authorized Dealer which (a) is bankrupt or no longer engaged in business as the same form of entity, (b) has received a Qualified Special Order Deposit on an Account, (c) did not deliver to the Cardholder the Goods and/or Services purchased in connection with such Qualified Special Order Deposit, and (d) did not submit to Bank a Charge Slip for the balance of the purchase exclusive of such Qualified Special Order Deposit, Retailer shall make commercially reasonable and good faith efforts to provide such Goods and/or Services (and, if so provided, may submit a Charge Slip to Bank for the amount of the purchase less the amount of such Qualified Special Order Deposit). If Retailer does not make commercially reasonable and good faith efforts to deliver such Goods and/or Services to the Cardholder, Retailer will pay Bank the amount of such Qualified Special Order Deposit immediately upon Bank's demand if the Cardholder refuses to pay such amount to Bank. Retailer shall cooperate with Bank in Bank's efforts with resolving Cardholder disputes with current and former Authorized Dealers arising out of bona fide claims of dissatisfaction with the Goods and/or Services purchased from such current and former Authorized Dealers.

     SECTION 2.02 BANK TO EXTEND CREDIT.

          (a) Subject to (i) the terms of this Agreement, (ii) the credit limits applicable to each Account, (iii) the terms and conditions in the Bank Dealer Agreements, and (iv) the terms and conditions in the Credit Card Agreements, Bank shall extend credit to Cardholders during the Operation Period for personal, family or household purposes, in amounts set forth as the total for any Purchases reflected in Charge Transaction Data received and accepted by Bank during the Operation Period.

          (b) Under no circumstances shall Bank be required to advance funds in respect of Charge Transaction Data submitted to it by Retailer, if, after giving effect to such advance, the then-outstanding aggregate Indebtedness with respect to all Accounts would exceed the Credit Review Point. If on any date the aggregate

Indebtedness with respect to all Accounts equals or exceeds 85% of the Credit Review Point then in effect, Bank shall promptly so advise Retailer and within one hundred and twenty (120) days of such date, Bank shall give Retailer written notice of its election of one of the following options:

               (i) Bank may, in its sole discretion, increase the Credit Review Point to an amount Bank deems acceptable, but in any event to an amount higher than 118% of the aggregate Indebtedness with respect to all Accounts as of the date of the election of this option. If Bank elects this option, then Bank's written notice to Retailer shall include the amount of the increased Credit Review Point.

               (ii) Bank may elect not to increase the Credit Review Point to the amount required by Section 2.02(b)(i); in such event, Retailer shall be entitled to terminate this Agreement in accordance with the provisions of
Section 11.02.

          (c) Retailer hereby releases Bank from, and indemnifies Bank against, any and all Losses incurred (i) as a result of Bank's refusal to advance credit to a Cardholder if such advance would cause the then-outstanding aggregate Indebtedness with respect to all Accounts to exceed the Credit Review Point; or
(ii) as a result of Bank's refusal to increase the Credit Review Point.

     SECTION 2.03  PROMOTION OF PROGRAM.

          (a) During the Operation Period, Retailer agrees to offer the Program to Cardholders and Authorized Dealers including, without limitation, (i) providing proper training to its respective employees and to the employees of the Authorized Dealers in the use and marketing of the Program to their customers, (ii) providing Authorized Dealers with Credit Card Applications, Credit Card Agreements, point-of-sale credit solicitation displays, training materials, advertising materials developed by Retailer and approved by Bank,
(iii) enrolling Dealers in the Program and encouraging Authorized Dealers to offer and accept the Credit Card, and (iv) in any other manner the parties agree to from time to time.

          (b) Retailer may include Program information and/or actual Credit Card Applications and Credit Card Agreements in its general and specialized advertising brochures. Retailer shall make, and shall cause Authorized Dealers to make, Credit Card Applications and Credit Card Agreements to be used in connection with the Program, conspicuously available at all Participating Stores. No Account Documentation shall be publicly distributed or disseminated without the prior written consent of Bank. Retailer may not, without Bank's prior written consent, use Bank's name or logo type (or the name or logo type of any Affiliate of Bank) in any advertisement, press release or promotional materials. The Bank's approval of any billing and credit terms for any Credit-based Promotion is not intended to be and will not be construed to be an approval of any materials used in advertising or soliciting participation in such promotions.

     SECTION 2.04 ABSENTEE TRANSACTIONS.

     Retailer shall not, after May 31, 2000, honor Credit Cards or submit Charge Transaction Data to Bank for Telephone Purchases unless and until Bank and Retailer have agreed on and are ready to implement modifications to the Operating Procedures applicable to Telephone Purchases.

                                  ARTICLE III
                            ADMINISTRATION OF PROGRAM

     SECTION 3.01 PREPARATION OF DOCUMENTS.

          (a) Bank shall provide Retailer with the form and content of Credit Card Applications, Credit Card Agreements, Credit Cards, credit card mailers, Bank Dealer Agreements and such other documents as are required by law (hereinafter collectively, the "Program Documents"). Bank shall establish the nature and quantities of any such documents. All Account Documentation (including, without limitation, the Program Documents) and all other documents, advertisements or promotional materials used by Retailer in connection with the Program shall clearly disclose that Bank is the creditor on the Accounts and is extending credit directly to Cardholders.

          (b) Retailer shall be responsible for the costs of creating, developing, printing and supplying all Credit Card Applications, Charge Slips, Credit Slips and the mailers in which Credit Cards are enclosed, as well as for the costs of the plastic for, and production (other than embossing) of Credit Cards. Bank shall be responsible for the costs of creating, developing, printing and supplying all billing statements, collection notices, Bank Dealer Agreements and adverse action notices and of embossing and mailing Credit Cards and for the cost of maintaining and servicing Hypercom units provided to Retailer and its Authorized Dealers hereunder.

          (c) Except as otherwise provided herein, Retailer shall be solely responsible for all other costs and expenses of preparing and distributing the Account Documentation. Retailer shall be solely responsible for all costs and expenses of credit advertising, in-store point-of-sale promotional materials, store signage, credit marketing, and other expenses related to the promotion of the Program.

          (d) Any costs or expenses of the parties to this Agreement other than as expressly set forth herein shall be at the sole expense of the party incurring such costs or expenses and shall not entitle that party to seek reimbursement of such costs or expenses from the other parties to this Agreement. Accordingly, subject to the reimbursement provisions of this Agreement, if any, each of the parties shall be liable for the payment of all sums due third parties retained by such party in performing its obligations hereunder.

     SECTION 3.02 ACCOUNT ADMINISTRATION; CREDIT CRITERIA.

          (a) Bank, in its sole discretion, (i) shall determine the creditworthiness of individual applicants under the Program, the range of credit limits to be made available to individual Cardholders, whether to suspend or terminate credit privileges of any Cardholder, the credit criteria to be used in evaluating applicants in connection with the Program and the appropriate collection strategies and procedures for collecting Accounts; (ii) shall establish the terms and conditions of the Credit Card Agreements and the terms and conditions under which credit will be extended to Cardholders; and (iii) may modify such terms and conditions from time to time in accordance with Section
6.01. Notwithstanding the foregoing, Bank shall provide Retailer with prior notice of any modification of any credit criteria that Bank deems material (unless law or circumstances indicate to Bank that the modification be instituted immediately).

          (b) The rejection for credit of any applicant under the Program, or any number of applicants, shall not give rise to any claim, liability, demand, offset, defense, counterclaim or other right or action by Retailer or its Authorized Dealers against Bank, its Affiliates, and the employees, officers and directors of Bank or its Affiliates ("Bank Parties"), and Retailer hereby waives and releases any such claim that it may have against any Bank Party.

     SECTION 3.03 OWNERSHIP OF ACCOUNTS, ETC. Bank shall be the sole and exclusive owner of all Accounts and Account Documentation, including without limitation, all Program Documents, Cardholder data, Charge Transaction Data, Charge Slips, Credit Slips, and receipts or evidences of payments or purchases by Cardholders. Bank shall be entitled to receive all payments made by Cardholders on Accounts. Retailer acknowledges and agrees that it has no right, title or interest in any of the foregoing and no right to any payments made by Cardholders on Accounts or any proceeds in respect of the Accounts. All collection procedures shall be under the sole control and discretion of Bank and may be modified from time to time by Bank.

     SECTION 3.04 OWNERSHIP AND USE OF CARDHOLDER LIST.

          (a) Bank is also the sole owner of all lists of applicants and Cardholders (including without limitation, names, addresses, related credit information and other information), but Retailer may use the list of Cardholder names and addresses (the "Cardholder List") during the Operation Period for promotion of the Program and of Goods and Services available for purchase under the Program (except products and services offered by Bank or its Affiliates) and, thereafter, in accordance with Section 11.07 hereof if Retailer licenses the Tape Information as provided therein, but for no other purposes. Upon the purchase of the Accounts pursuant to Section 11.03 hereof, Bank shall license the use of the Cardholder List to Retailer for the purpose of collecting any Indebtedness owing on such purchased Accounts. In no event may Retailer transfer or disclose the Cardholder List to a third party without Bank's prior written consent.

          (b) Bank may, with Retailer's prior written consent, market additional products and services to Cardholders, via direct mail, telemarketing, billing inserts and otherwise, provided that no such additional products and services directly compete with products and services offered by Retailer at Participating Stores, and provided further that Bank may utilize the Cardholder List to solicit certain inactive Cardholders for various financial services or products issued by any Affiliate of Bank.

          (c) Nothing in this Section 3.04 is intended to grant Bank ownership rights in any general, undifferentiated listing of both credit and non-credit customers maintained by Retailer.

     SECTION 3.05 CREDIT INSURANCE AND VALUE-ADDED PROGRAMS. Bank or its designees may offer Insurance Programs and, with Retailer's prior written consent, Value-Added Programs to Cardholders and may process credit insurance and other charges to Accounts associated with such Programs for Cardholders who elect enrollment. Unless otherwise requested in writing by Retailer, no Insurance Program shall state or imply that such Insurance Program is offered or endorsed by Retailer. Bank shall be entitled to retain for its account all proceeds of Insurance and Value-Added Programs and Retailer shall have no rights with respect thereto. Notwithstanding the foregoing, and provided that no Default or Event of Default shall have occurred and be continuing, Bank shall pay to Retailer as an administrative fee, on each Settlement Date occurring prior to the Termination Notice Date, an amount equal to twenty-five percent (25%) of Insurance Net Income received during the immediately preceding Billing Period and an amount equal to twenty-five percent (25%) of the Value-Added Net Income received during the immediately preceding Billing Period. As used herein, "Insurance Net Income" shall mean charges billed each month to Cardholders for credit insurance offered pursuant to an Insurance Program, less claims, reversals, waivers, cancellations and all Insurance Program-related expenses. As used herein, "Value-Added Net Income" shall mean the net proceeds received by Bank in respect of Value-Added Programs (the calculation of which shall include deductions for related costs, expenses, waivers, reversals, cancellations and claims).

     SECTION 3.06 DIRECT PAYMENTS; PAYMENTS AT PARTICIPATING STORES. Retailer shall not accept any Direct Payments. Retailer shall make available to Cardholders at all Participating Stores the address to be used for making payments on Accounts directly to Bank. If, notwithstanding the foregoing, Retailer inadvertently receives any Direct Payment, Retailer agrees that it shall receive and hold such payment in trust for Bank and shall notify Bank of the receipt thereof (together with the corresponding Account information) no later than 8:00 a.m. on the next succeeding Business Day in accordance with the requirements of the Operating Procedures. Upon notification of Retailer's receipt of any Direct Payment, Bank may, in its sole discretion require Retailer to deliver same to Bank not later than one (1) Business Day after receipt thereof in the form received together with such endorsements or other documents of assignment as may be necessary to permit Bank to receive the benefit thereof to the same extent as if payment had been made directly to Bank. If Bank does not notify Retailer to deliver the Direct Payment in the form received, Bank will deduct the amount of any such Direct Payment from any amounts otherwise payable to Retailer under Section 5.01(b) hereof. If there are insufficient Charge Slips included in the Charge Transaction Data to permit the deduction of the amount of such Direct Payments under Section 5.01, Retailer shall pay to Bank an amount equal to any such Direct Payment within one (1) Business Day of the date on which such Direct Payment is first received by Retailer.

     SECTION 3.07 INSERTS; STATEMENT MESSAGES.

          (a) Retailer may elect to provide to Bank (at the address so stated by Bank and using Bank's insert requirements) up to five (5) inserts per billing statement generated by Bank in respect of the Accounts. Retailer is solely responsible for the costs of producing such inserts. Retailer is responsible for the proper delivery, size and weight requirements of inserts and for the supply of insert stock, all as specified in the Operating Procedures. The insertion service by Bank will be at no cost to Retailer (up to a maximum of five (5) inserts, per billing statement per month) as long as all insert requirements set forth in the Operating Procedures have been met by Retailer provided, however, that if the inserts cause the postage payable to exceed the postage otherwise payable by Bank, then Retailer shall reimburse Bank for such excess postage cost. Notwithstanding the foregoing, any insert required by law or regulation shall take precedence over any or all inserts provided by Retailer. The Bank's insertion service will not be available after the termination or expiration of the Operation Period.

          (b) Subject to any statement message utilization requirements that Bank deems advisable or appropriate, during the Operation Period, Bank shall make available to Retailer space for two (2) messages to be provided by Retailer on each billing statement generated by Bank in respect of Accounts sent to a Cardholder during such month; provided, however, that in the case of any Accounts that are not Active Accounts, Retailer will bear all costs associated with such messages including the costs of production and mailing. Any such messages shall be included at no charge to Retailer. Bank agrees to use reasonable efforts to advise Retailer if billing statement messages will not be available to Retailer during any Billing Period.

     SECTION 3.08 POINT-OF-SALE TERMINALS. Bank shall provide, or shall cause a third-party to provide, Retailer and each Authorized Dealer with Hypercom units for installation at each Participating Store and with hardware, software, modems, training and assistance in using such system. Retailer acknowledges that Bank, or such third-party provider, is and will remain the sole owner of such equipment at all times and upon the termination or expiration of the Operation Period. Retailer and Authorized Dealers, at their sole cost and expense, shall establish dedicated phone lines for each Hypercom unit and shall provide all necessary personnel and supplies including paper.

     SECTION 3.09 PROGRAM MANAGER. Throughout the Operation Period, Bank directly or through a Bank Affiliate, shall provide a person ("Program Manager") at no cost to Retailer, who will administer Bank's obligations under this Agreement and serve as Retailer's primary contact for all matters relating to the Program and this Agreement. The Program Manager who is assigned and may be changed by Bank from time to time and may also serve in such capacity for such other Bank or Bank Affiliate program as Bank or Bank Affiliate may direct during the Operation Period, however Retailer shall remain the primary client of the Program Manager with a minimum of sixty percent (60%) of the Program Manager's time allocated to the Program. The Program Manager shall work with Authorized Dealer Stores and Retailer Stores with the goal of improving all aspects of the Program for their stores in accordance with Section 6.03(b)(3) of this Agreement. If the Program Manager changes, Bank will use commercially reasonable efforts to provide at least forty-five (45) days of training to the new Program Manager before he or she assumes sole responsibility for that position.

                                   ARTICLE IV
                              OPERATING PROCEDURES

     SECTION 4.01 GENERAL. Retailer shall follow, and shall cause its agents and Authorized Dealers and their agents to follow, all applicable Operating Procedures relative to the Program including, but not limited to, procedures for distributing Credit Card Applications, seeking authorization for the establishment of Accounts, seeking authorization for the financing of any Purchase of Goods and Services under the Program, handling credit transactions with Cardholders and transmitting Charge Transaction Data. The Operating Procedures may be amended from time to time by Bank in its sole discretion. For example, the parties recognize and agree that from time to time modifications and improvements will be made in hardware, software, and data communications facilities that may, in Bank's sole discretion, require changes in the Operating Procedures. Bank shall provide Retailer and each Authorized Dealer with prior notice of material modifications to the Operating Procedures.

     SECTION 4.02 NEW CARDHOLDER ACCOUNT ESTABLISHMENT PROCEDURES. During the Operation Period, all Credit Card Applications will be reviewed by Bank for approval and credit line assignment and Bank will deliver Credit Cards to, and activate Credit Cards for, all approved Cardholders. Neither Retailer nor any Authorized Dealer shall submit any Credit Card Applications for corporate or business accounts.

     SECTION 4.03 PURCHASE AUTHORIZATION PROCEDURES. Retailer shall obtain authorizations for all Purchases in accordance with the Operating Procedures. Without limiting the foregoing, Retailer will not include in any Charge Transaction Data any Charge Slips for Accounts arising from purchases of goods or services for other than personal, family or household purposes or for transactions other than Store Purchases or Telephone Purchases.

                                   ARTICLE V
                           SETTLEMENTS AND ADJUSTMENTS

     SECTION 5.01 SETTLEMENT PROCEDURES. The following settlement procedures apply only to Store Purchases made from Retailer Stores and Telephone Purchases. Settlement procedures with respect to Store Purchases made from Authorized Dealer Stores shall be governed by the Bank Dealer Agreements.

          (a) All Charge Transaction Data will be electronically transmitted to Bank using an electronic communication system established between Retailer and Bank to facilitate the operation of the Program. Retailer, or an agent of Retailer, will retain copies of all Charge Slips for not less than 25 months.

          (b) Upon receipt, verification and processing of any Charge Transaction Data by Bank during the Operation Period and provided no Default or Event of Default shall have occurred and be continuing, Bank will remit to Retailer in respect of such Charge Transaction Data, an amount equal to the total of the Purchases on Accounts identified in such Charge Transaction Data less the sum of (i) the total amount reflected on any Credit Slips included in such Charge Transaction Data; (ii) the amount of any Direct Payments which Bank elects to deduct from payments in accordance with Section 3.06 hereof; (iii) at Bank's election, any other amounts due and owing by Retailer to Bank, including, without limitation, amounts owing under Sections 5.02, 6.05(a) and 7.01 hereof; and (iv) Service Fees.

          (c) Bank will transfer funds payable under Section 5.01(b) hereof via wire transfer to an account maintained in the name of Retailer and designated in a writing delivered to Bank by Retailer. If Charge Transaction Data is received by Bank's processing center before 9:00 a.m. (Atlanta, Georgia time) on a Business Day, Bank will initiate such wire transfer on the same Business Day. In the event that the Charge Transaction Data is received after 9:00 a.m. (Atlanta, Georgia time) or on a day other than a Business Day, then Bank will initiate such transfer on the next Business Day.

     Retailer acknowledges that Bank may microfilm (or copy using any other reasonable method) all Account Documentation and destroy all original Account Documentation in the ordinary course of business. To the extent required, Retailer consents to the making of such copies and the destruction of the corresponding original documents.

                                   ARTICLE VI
                   CREDIT TERMS; LOSSES ON ACCOUNTS; SECURITY

     SECTION 6.01 CREDIT TERMS. Bank shall have the sole right to establish the rate, annual fees, late fees and all other terms and conditions relating to the Accounts, and to amend or modify such rate, fees and/or other terms and conditions from time to time. At any time after the date of this Agreement and upon sending written notice to Retailer thereof, Bank shall establish as the regular finance charge rate the following:

                    All jurisdictions:

                    Periodic Rate - 1.55%

                    Annual Percentage Rate - 18.60%

     Bank may modify such rates from time to time, provided that, if Bank increases the Annual Percentage Rate(s), Retailer may terminate this Agreement on ninety (90) days notice to Bank by providing written notice to Bank within thirty (30) days of the date Retailer learns of such increase, if the increase in the Annual Percentage Rate(s) results in an Annual Percentage Rate that exceeds the Three-Year Treasury Rate plus thirteen percent (13%) on the last day of the third Billing Period immediately preceding the Billing Period in which such increase will be effective.

     SECTION 6.02 CREDIT-BASED PROMOTIONS AND SERVICE FEES.

          (a) Bank, at the request of Retailer or an Authorized Dealer, shall offer to Cardholders Qualified Credit-based Promotions and, subject to the conditions set forth in this Section 6.02(a) and in Section 6.02(b) below, Bank shall collect from each Authorized Dealer that participates in a Credit-based Promotion and/or from Retailer (for its Retailer Stores) if its Retailer Stores participate in a Credit-based Promotion, a Service Fee on the total face amount of each Promotional Credit Sale Charge Slip submitted by them in connection with such Credit-based Promotions (provided, that Retailer may in its discretion, direct Bank to collect all such Service Fees from Retailer) as follows:

                                                                Service Fee
                                                 Promotional    for Credit-based
Type of Promotion                                Period         Promotions
-----------------                                -----------    ----------------

(i)  "After the Fact Free" with no Account         90 days          1.25%
Ethan Allen payments due during specified
promotional period, with finance charges           6 months         3.00%
and Credit Insurance Charges assessed during
specified promotional period, and full rebate      12 months        8.00%
of finance charges if total cash price of the purchase is paid in full on or before expiration expiration of the specified promotional period.
Plan 1, Promotion Code F.

(ii)  Minimum monthly payments required, from      90 days          2.75%
Account Ethan Allen during specified promotional
period, with no finance charges assessed during    6 months         5.50%
specified promotional period but with Credit
Insurance Charges assessed at all times.          12 months        10.00%
Plan 1, Promotion Code 2.

(iii)  No Account Ethan Allen payments required    90 days          3.00%
during specified promotional period and no
finance charge assessed during specified           6 months         6.00%
promotional deferral period but with Credit
Insurance Charges assessed at all times.          12 months        12.00%
Plan 1, Promotion Code 3.


     Bank may, subject to Section 6.02(b), offer to Cardholders Qualified Credit-based Promotions but Bank may, from time to time, in its sole discretion, modify the Service Fee charged by Bank in connection therewith. Bank shall give Retailer not less than sixty (60) days prior written notice of Bank's intention to modify the Service Fee(s), which notice shall include details of the Bank's basis for such proposed modifications, and in the event Retailer is then running a pre-planned national advertising event offering the Credit-based Promotions for which Bank has designated a modified Service Fee, the modified Service Fee(s) shall not become effective until after the expiration date of such national advertising event.

          (b) From and after the date Bank gives Retailer written notice requiring the following procedure, at least fifteen (15) days prior to the proposed commencement of any Credit-based Promotion, Retailer and/or an Authorized Dealer(s) shall submit the proposal for such Credit-based Promotion to Bank for prior approval and acceptance by Bank of the type, promotional offer period, and terms of any such promotional offer. Upon approval by Bank, and subject to compliance with applicable law, Bank and Retailer and/or such Authorized Dealer(s) shall complete and execute an addendum to this Agreement, in the form and substance required by Bank, confirming the terms of any such offer.

          (c) Subject to Section 6.02(a) and 6.04, the Service Fee to be paid by Retailer or Authorized Dealers for Credit-based Promotions of the type described in Section 6.02(a)(i) ("After the Fact Free/Skip Promotions") shall be determined in accordance with the discount matrix set forth on Schedule 4 attached hereto (the "Discount Matrix") depending on the corresponding Promotional Sales Mix adjusted quarterly and calculated on a rolling six (6) month basis.

     SECTION 6.03  INCENTIVE BONUS PAYMENT; PROMOTIONAL FEE.

          (a) One Business Day after the Effective Date, Bank shall pay Retailer by wire transfer an incentive bonus in the amount of One Hundred Fifty Thousand Dollars ($150,000) (the "Incentive Bonus") as an incentive to Retailer to enter into this Agreement.

          (b) Bank shall pay Retailer each month a promotional fee in an amount equal to one and one-half percent (1.50%) of the Monthly Billing Period Outstandings, divided by twelve (the "Promotional Fee"), or such decreased Promotional Fee determined in accordance with Section 6.04 and calculated in accordance with the promotional fee matrix set forth on Schedule 4 attached hereto (the "Promotional Fee Matrix").

     SECTION 6.04 INCREASES IN SERVICE FEE AND/OR DECREASES IN PROMOTIONAL FEE. At the end of each consecutive third Billing Period, Bank shall calculate the Promotional Sales Mix based on a previous consecutive six (6) month rolling average. Bank's first calculation of the Promotional Sales Mix shall occur after the first three (3) consecutive Billing Periods following the date of this Agreement. Without limiting Bank's right to modify the Service Fee in accordance with Section 6.02(a), if the Promotional Sales Mix exceeds sixty percent (60%) of sales of Goods and/or Services charged to Credit Cards, then Bank shall so notify Retailer and, within thirty (30) days of receipt of such notice, Retailer shall elect in writing to either (a) pay an increased Service Fee in respect of After the Fact Free/Skip Promotions to Bank calculated in accordance with the Discount Matrix, or (b) receive a reduced Promotional Fee calculated in accordance with the Promotional Fee Matrix. At the end of such thirty (30) day period, Bank will implement Retailer's election, and, if Retailer fails to make an election, implement the applicable Service Fee calculated in accordance with the Discount Matrix to be paid by Retailer or Authorized Dealers in respect of After the Fact Free/Skip Promotions given the Promotional Sales Mix in effect at such time. Retailer and Bank shall be jointly responsible for promptly notifying Authorized Dealers of any increases to the Service Fee hereunder.

     SECTION 6.05 MARKETING AND TRAINING SUPPORT; ALTERNATIVE CREDIT PROGRAMS.

          (a) Bank agrees to investigate and propose effective marketing strategies for the current Program and will use its best efforts to present to Retailer Alternative Credit Programs, in order to grow the overall credit portfolio.

          (b) Bank and Retailer shall jointly market the Program. The Bank's marketing efforts shall include without limitation, making a good faith effort to perform the following:

               (i) Present alternative financial programs with the goal of making Retailer's Goods and/or Services more affordable and accessible to an increasing base of consumers.

               (ii) Propose and develop, with Retailer's written approval, marketing programs with a goal of growing the total Accounts under the Program. This effort will address both the current Program as well as any new programs which are implemented by Bank or Bank's Affiliates.

               (iii) Provide field services training support in order to ensure that all credit programs provided by Bank or Bank's Affiliates are properly explained and understood by Retailer Store and Authorized Dealer Store personnel so that programs can be effectively implemented. New Retailer Stores and new Authorized Dealer Stores will be first priority and high potential Authorized Dealer Stores will be the second priority. The ultimate goal will be to visit all high volume and high potential volume Participating Stores on an annual basis. Retailer shall work with Bank in order to identify high volume and high potential volume Participating Stores.

               (iv) Participate in business reviews, the timing of which shall be mutually agreed upon, in which Bank will meet in person with Retailer's senior management and in a format which shall be mutually agreed upon between Bank and Retailer prior to meeting. These reviews will cover:

                    (A) A review of the portfolio status, with updates, analysis, relevant statistics and trends, and recommended actions as to what course of action should be taken given then current conditions;

                    (B) Analysis and review of credit promotions including impact, return and sales growth by promotion and recommended course of action;

                    (C) Providing competitive review of other credit programs including description and analysis if such information is generally available in the trade and industry;

                    (D) Providing updates on all aspects of the Program and Alternative Credit Programs, if any, (if provided and serviced by Bank or its Affiliates), including performance of following operational areas: cardholder and dealer dispute activity, application process, sales authorizations, billing statement issues, payment processing, card production and other customer service issues;

                    (E) Identifying and presenting marketing/promotional strategies with the goal of increasing credit sales without reducing Retailer's margins; and

                    (F) Updates on priority projects, as mutually agreed upon by Bank and Retailer.

     SECTION 6.06 MONEY COST FEE; MONEY COST PREMIUM.

          (a) If the CP Rate as of the last day of any Billing Period during the Operation Period exceeds 5.15%, then Retailer shall pay Bank monthly an amount equal to ninety-two and one half percent (92.5 %) of (i) the amount by which the CP Rate as of the last day of any Billing Period during the Operation Period exceeds 5.15%, multiplied by (ii) the Average Net Receivables for such Billing Period and (iii) divided by twelve (12); or

          (b) If the CP Rate as of the last day of any Billing Period during the Operation Period is less than 5.15%, then Bank shall pay Retailer monthly an amount equal to ninety-two and one half percent (92.5 %) of (i) the amount by which 5.15 % exceeds the CP Rate as of the last day of any Billing Period during the Operation Period multiplied by (ii) the Average Net Receivables for such Billing Period and (iii) divided by twelve (12).

     SECTION 6.07 LOSSES ON ACCOUNTS. Except for (i) losses incurred in respect of Accounts charged back pursuant to Section 7.01 hereof; and (ii) losses incurred after the Accounts are purchased by Retailer in accordance with Section
11.03 hereof, all losses on Accounts shall be borne solely by Bank.

     SECTION 6.08 GRANT OF SECURITY INTEREST; PRECAUTIONARY FILING.

          (a) The parties hereto agree that the transactions contemplated herein shall constitute a program for the extension of consumer credit and service to customers of Retailer and its Authorized Dealers and that neither Retailer nor its current or former Authorized Dealers have any interest in the Accounts or Indebtedness created in connection with the Program. Both (i) against the possibility that it is determined that Article 9 of the UCC applies or may apply to the transactions contemplated hereby, and (ii) to secure payment of and performance by Retailer and its current and former Authorized Dealers of any and all indebtedness, liabilities or obligations, now existing or hereafter arising pursuant to this Agreement, including indebtedness, liabilities and obligations that may be deemed to exist in the event of the applicability of Article 9 of the UCC to, and any recharacterization of, any transactions contemplated hereby, Retailer hereby grants to Bank a first priority continuing security interest in and to all of Retailer's right, title and interest, if any, now owned or existing or hereafter acquired or arising in, to and under the following property (in each case, existing at any time, past, present or future) (collectively, the "Bank Property"): (A) all Accounts, Account Documentation and Indebtedness; (B) all deposits, credit balances and reserves, if any, on Bank's books relative to any Accounts, including, without limitation, the Collateral Account; (C) all Unpaid Returned Goods; and (D) all proceeds of the foregoing. Retailer represents and warrants that Retailer has not, on or before the date of this Agreement, granted any Potentially Competing Security Interests or signed any Potentially Competing Financing Statements other than any security interests or financing statements that have lapsed or been terminated. Retailer agrees that it will not, on or after the date of this Agreement, grant any Potentially Competing Security Interest or sign any Potentially Competing Financing Statement unless the secured party thereunder first signs an intercreditor agreement in substantially the form of Exhibit B hereto. As used herein, "Potentially Competing Security Interest" means any security interest in favor of any person that attaches to any of the Bank Property or, in the case of any Bank Property other than Unpaid Returned Goods, that would attach to such property if, contrary to the intent of the parties hereto, Retailer was determined to have any rights therein. As used herein, "Potentially Competing Financing Statement" means any financing statement in favor of any person that covers any of the Bank Property or, in the case of any Bank Property other than Unpaid Returned Goods, that would cover any such property if, contrary to the intent of the parties hereto, Retailer was determined to have any rights therein.

          (b) Retailer agrees to, and will use its best efforts to cause its current and former Authorized Dealers to, cooperate fully with Bank as Bank may reasonably request in order to give effect to the security interests granted by this Section 6.08, including, without limitation, the filing of UCC-l or comparable statements in order to perfect such security interests. Retailer agrees to provide Bank with not less than thirty (30) days prior written notice of any change in location of the executive offices or principal place of business of Retailer or of any change of Retailer's corporate name and, notwithstanding the foregoing, no such change shall be effected before Retailer shall have supplied Bank with signed copies of all filings and shall have taken such actions as Bank may reasonably determine to be necessary or appropriate to preserve and maintain at all times the perfection and priority of the security interests granted or purported to be granted to Bank hereunder. Unless Bank shall have otherwise consented in writing, Retailer shall not create, assume or suffer to exist any lien on any of its right, title or interest under this Agreement or in the proceeds thereof.

     SECTION 6.09 RETURNS OF MERCHANDISE. Retailer may settle or adjust any dispute or claim, grant any discount, credit, or allowance, or accept any return of Goods the purchase of which was financed under a Credit Card Agreement in the ordinary course of business. Retailer shall notify Bank of each such credit issued to a Cardholder by Retailer and shall provide Bank with a Credit Slip properly identifying the related Account within one (1) Business Day of the date on which such credit is given. The amount of all such credits shall be deducted from the daily settlement amounts payable under Section 5.01 hereof. If there are insufficient Charge Slips included in the Charge Transaction Data to permit the deduction of such credits under Section 5.01, Retailer shall pay to Bank an amount equal to any credit given within one (1) Business Day of the date on which such credit is given. When Retailer receives Unpaid Returned Goods in respect of Accounts, it shall hold the same in trust for the benefit of Bank and subject to the Bank's interest therein. If the return of any Goods and/or Services results in the imposition of a Restocking Fee, then Retailer shall issue a Credit Slip in the full amount of the Purchase that gave rise to such fee and shall submit to Bank a Charge Slip in the amount of such Restocking Fee.

     SECTION 6.10 LETTER OF CREDIT. At any time during any Letter of Credit Period, Bank may require that Retailer deliver an Eligible Letter of Credit to Bank in the amount requested by Bank, which amount shall not exceed Twelve Million Dollars ($12,000,000) (such requested amount being referred to herein as the "Letter of Credit Amount"). If, at any time, an event shall occur which would cause any Letter of Credit previously delivered to Bank to cease to be an Eligible Letter of Credit, within ten (10) days of the earlier of (i) the date on which Retailer first learns of the occurrence of such event; or (ii) the date on which Retailer first receives notice thereof from Bank, Retailer shall cause a substitute Eligible Letter of Credit to be issued and delivered to Bank in a face amount equal to or greater than the Letter of Credit Amount. On or before forty-five (45) days prior to the expiration of each Letter of Credit provided to Bank, Retailer shall cause a substitute Eligible Letter of Credit to be issued and delivered to Bank in a face amount equal to or greater than the Letter of Credit Amount. The obligations under this Section 6.10 shall apply at all times until a day ninety (90) days after the expiration of the Operation Period, at which time, Bank shall surrender any outstanding Letter of Credit to Retailer. Any amounts drawn under a Letter of Credit hereunder in excess of the Delivery Obligations then due to Bank shall be held by Bank in a non-interest bearing account on Bank's books (the "Collateral Account") and shall secure Retailer's full and prompt payment of the Delivery Obligations then or thereafter owing. If Retailer fails to pay any Delivery Obligation when due, Bank may immediately, and without prior notice to Retailer, debit such unpaid amount from the amounts then remaining in the Collateral Account. Bank's security interest in the Collateral Account shall be in addition to any right of setoff or recoupment that Bank may otherwise have under this Agreement or applicable law. If Retailer purchases or arranges for the purchase of all of the Accounts and related Indebtedness from Bank in accordance with Section 11.03 hereof, and if as of the date of such purchase, Retailer has paid all Delivery Obligations, Bank shall simultaneously pay to Retailer, an amount equal to the amount remaining in the Collateral Account on the date of such purchase. If Retailer does not purchase or arrange for the purchase of all of the Accounts and related Indebtedness in accordance with Section 11.03 hereof, and if as of the Final Liquidation Date, Retailer has paid all Delivery Obligations, Bank shall pay to Retailer an amount equal to the amounts remaining in the Collateral Account on the Final Liquidation Date.

                                   ARTICLE VII
                                   CHARGEBACK

     SECTION 7.01 BANK'S RIGHT TO CHARGEBACK. Bank shall have the right, at its option, to charge back to Retailer any Account, Charge Slip or Credit Slip if with respect to such Account, Charge Slip or Credit Slip or the underlying transaction:

          (a) Any presentment warranty made by Retailer pursuant to Section 8.01 proves to have been false or inaccurate in any respect, as determined by Bank after notice to and review with Retailer as provided in the Operating Procedures;

          (b) The Cardholder asserts any claim or defense against Bank as a result of any act or omission of Retailer allegedly in violation of any applicable law, statute, ordinance, rule or regulation provided any such claim or defense constitutes a bona fide claim or defense presented by the Cardholder in good faith in the reasonable opinion of Bank after notice to and review with Retailer as provided in the Operating Procedures;

          (c) The Cardholder (i) disputes the existence of such Account and Retailer has failed to follow the applicable Operating Procedures; (ii) disputes the amount of such Account or (iii) refuses to pay alleging dissatisfaction with Goods or Services received, a breach of any warranty or representation made by Retailer in connection with the transaction, or an offset or counterclaim against Bank based on an act or omission of Retailer, provided any such dispute constitutes a bona fide claim presented by Cardholders in good faith in the reasonable opinion of Bank after notice to and review with Retailer as provided in the Operating Procedures; or (iv) refuses to pay alleging dissatisfaction with the timeliness of the delivery of the Goods or Services and such Good or Services were not delivered within five months after the estimated delivery date stated in the related invoice;

          (d) If Cardholder disputes an Account and Retailer cannot supply Bank with a legible copy of the Charge Slip within ten (10) days of Bank's written request;

          (e) Retailer fails to deliver Goods and/or Services purchased in connection with Special Order Deposits at Retailer Stores;

          (f) Retailer fails to deliver Goods and/or Services purchased in connection with Qualified Special Order Deposits at current or former Authorized Dealer Stores as provided in Section 2.01(f);

          (g) In respect of any Absentee Transaction, (i) the Cardholder asserts that the Cardholder did not make or authorize the purchase in dispute, or (ii) any person asserts that such person's name, social security number or other identifying information was used to make any purchase (or open an Account on which such purchase was made) and that such person did not make or authorize the purchase or open the Account in dispute;

          (h) Retailer or any current or former Authorized Dealer submitting the transaction breached this Agreement or the Bank Dealer Agreement, as applicable, or failed to comply with the Operating Procedures or a default or event of default (however defined) has occurred and is continuing hereunder or thereunder (provided, however, that this Section 7.01(h) shall not apply to Charge Slips submitted by any current or former Authorized Dealer more than two (2) Business Days after Bank has received notice from Retailer that such Dealer not longer an Authorized Dealer); or

          (i) The Charge Slip includes any amount which represents a Restocking Fee.

     SECTION 7.02 EXERCISE AND AMOUNT OF CHARGEBACK. The amount of the chargeback pursuant to this Article VII shall be the aggregate of: (a) the balance of the Account plus finance charges accrued to the date of chargeback of such Account or, if a Charge Slip or Credit Slip, the amount of such Charge Slip or Credit Slip plus finance charges accrued to the date of chargeback of such Charge Slip or Credit Slip (the "Chargeback Balance"); plus (b) reasonable out-of-pocket costs and expenses paid or incurred by Bank in the attempted collection of such Account (including, without limitation, reasonable attorney's fees, collection agency fees and court costs). Notwithstanding the foregoing sentence, if Bank fails to use reasonable diligence in complying with any obligations it may have under this Agreement or the Operating Procedures to seek recovery of any Account, Charge Slip or Credit Slip that is subject to chargeback, then (i) the Chargeback Balance of such Account, Charge Slip or Credit Slip referred to in clause (a) shall not include any finance charges for more than six months and (ii) the costs and expenses referred to in clause (b) with respect to such Account shall not exceed twenty percent (20%) of the Chargeback Balance for such Account except that the limit set forth in this clause (ii) shall not apply to compromises or settlements which are governed by
Section 7.03 below. Bank will assign to Retailer, without recourse, all right to payment with respect to the amount of chargebacks, upon the request of Retailer.

     SECTION 7.03 LIMITATION OF CHARGEBACK. In its reasonable discretion, Bank may compromise and settle any claim made by any Cardholder in respect of his Account or any related Indebtedness. No such compromise or settlement will impair Bank's rights to charge back under Section 7.01 hereof provided that the amount Bank will be entitled to charge back to Retailer following any such compromise or settlement is limited to the amount of the Indebtedness on the Account being charged back, including any reasonable out-of-pocket costs and expenses paid or incurred by Bank in the attempted collection of such Indebtedness (including without limitation, reasonable attorney's fees, collection agency fees and court costs), after taking into account all amounts actually received by Bank from Cardholder in compromise or settlement thereof.

                                  ARTICLE VIII
                      WARRANTIES AND COVENANTS OF RETAILER

     SECTION 8.01 PRESENTMENT WARRANTIES. Retailer represents and warrants to Bank with respect to each Account and the related Charge Slips and Charge Transaction Data (and the following shall be deemed restated, renewed and reaffirmed each time Bank receives Charge Transaction Data from Retailer):

          (a) That the Charge Slip represents a bona fide sale by Retailer of the Goods and/or Services described in such Charge Slip that the Charge Slip has not been included in any Charge Transaction Data previously transmitted to Bank, and that: (i) in the case of Store Purchases from Retailer, Retailer has delivered all the Goods and fully performed all the Services listed on such Charge Slip; and (ii) in the case of Telephone Purchases, Retailer has shipped all the Goods listed on such Charge Slip (except that clauses (i) and (ii) do not apply to any Purchase for which the amount appearing on the Charge Slip constitutes solely a Qualified Special Order Deposit);

          (b) (i) Except with respect to Absentee Transactions or a Charge Slip containing only a Restocking Fee, that the Charge Slip is signed and that the signature on the Charge Slip is similar to the signature of the Cardholder, is similar to the signature on the Credit Card or the signature on another item of valid identification examined by Retailer, is genuine, and is not forged or unauthorized and (ii) that all Charge Slips, Account information and Charge Transaction Data are bona fide, accurate and not fraudulent;

          (c) That the Charge Slip has not been materially altered;

          (d) That the transaction did not involve a cash advance of Goods or Services not listed on the Charge Slip and only Goods and Services sold by Retailer are the subject of the transaction;

          (e) That the transaction giving rise to the Charge Transaction Data was conducted by Retailer in accordance with the Operating Procedures and constituted either a Store Purchase at a Retailer Store or a Telephone Purchase;

          (f) That none of the Goods and/or Services listed on such Charge Slip is an extended warranty;

          (g) That the Account number of the Cardholder has been accurately printed on each Charge Slip with the authorization number provided to Retailer by Bank;

          (h) That Retailer has not received, directly or indirectly, and that Retailer will refuse to accept, any reimbursement, payment or trade-in for the charges listed on such Charge Slip (other than from Bank) and that Retailer not has or will, either directly or indirectly, take or grant or purport to take or grant any right or security interest in such Charge Slip or any related Credit Slip (other than to Bank);

          (i) That the transactions giving rise to the Charge Transaction Data were conducted by Retailer in accordance with all applicable laws and regulations that pertain to the sales of Goods and/or Services by Retailer (including, but not limited to, any laws, regulations, licensing or registration requirements applicable to the sale or distribution of such Goods and/or Services) and that the Charge Transaction Data is not invalid, illegible, inaccurate or incomplete;

          (j) That the balance in each such Account is valid and enforceable against the Cardholder and that there is no fact, nor any claim or defense of a Cardholder, that would impair the validity, enforceability, or collectibility of the obligation of the Cardholder evidenced by the Charge Slip;

          (k) That the Cardholder for such Account is a natural person and the Goods and/or Services were sold by Retailer in the ordinary course of business to Cardholders for personal, family or household purposes; and

          (l) That (i) to the best of Retailer's knowledge, no petition under any bankruptcy or insolvency laws has been filed by or against any Cardholder identified in such Charge Transaction Data, (ii) no such Cardholder is deceased or incompetent, and (iii) such Cardholder has a valid United States address.

     SECTION 8.02 ACCOUNT COVENANTS. Until the Final Liquidation Date, Retailer covenants to do the following with respect to each transaction involving an Account or the Program:

          (a) Retailer shall respond to, and cooperate with, Bank promptly in connection with the resolution of disputes with Cardholders;

          (b) Retailer shall maintain a policy for the exchange and return of Goods and adjustments for Services rendered or not rendered that is in accordance with all applicable laws and shall promptly deliver a Credit Slip to the Cardholder and include credit for such return or adjustment in the Charge Transaction Data in accordance with the terms of this Agreement and the Operating Procedures in the event the return/exchange has been authorized in accordance with Retailer's policies;

          (c) Retailer shall not seek or obtain any special agreement or condition from, nor discriminate in any way against, Cardholders with respect to the terms of any transaction;

          (d) Retailer shall comply with all Retailer's warranties, if any, with respect to Goods and Services sold under an Account; and

          (e) Retailer shall do nothing to prevent an Account from being valid and enforceable against any Cardholder otherwise obligated in respect thereof

          (f) Retailer will not submit any Charge Slip that includes a Restocking Fee unless Retailer's policy and practice of charging a Restocking Fee was disclosed the Cardholder who made the Purchase with respect to which such Restocking Fee is being imposed and such disclosure was in compliance with applicable law.

     SECTION 8.03 GENERAL REPRESENTATIONS AND WARRANTIES. To induce Bank to originate Accounts and permit Purchases thereon, Retailer makes the following representations and warranties to Bank, each of which shall survive the execution and delivery of this Agreement, and each of which shall be deemed to be restated and remade on each date on which Bank originates any Account or extends any credit hereunder:

          (a) Retailer (i) is duly organized, validly existing, and in good standing under the laws of the state of its incorporation, (ii) is duly qualified and in good standing under the laws of each jurisdiction where its ownership or lease of property or the conduct of its business requires such qualification; (iii) has the requisite power and authority and the legal right to own and operate its properties, to lease the properties it operates under lease, and to conduct its business as now conducted and as it is contemplated to be conducted hereafter; (iv) has all necessary licenses, permits, consents, or approvals from or by, and has made all necessary notices to, all governmental authorities having jurisdiction, to the extent required for such current ownership and operations or for such further operations as are proposed to be conducted; and (v) is in compliance with its organizational documents.

          (b) The execution, delivery, and performance of this Agreement and all instruments and documents to be delivered by Retailer hereunder: (i) are within its corporate power; (ii) have been duly authorized by all necessary and proper corporate action; (iii) do not and will not contravene any provisions of its organizational documents; (iv) do not and will not violate any law or regulation or any order or decree of any court or governmental instrumentality; (v) do not and will not conflict with or result in the breach of, or constitute a default under any indenture, mortgage, deed of trust, lease, agreement, or other instrument to which it is a party or by which it or any of its assets or property are bound; and (vi) do not require any filing or registration with or the consent or approval of any governmental body, agency, authority, or any other person which has not been made or obtained. This Agreement has been duly executed and delivered by Retailer and constitutes a legal, valid, and binding obligation of Retailer, enforceable against Retailer in accordance with its terms.

          (c) Retailer is Solvent.

          (d) Retailer is not in default with respect to any material contract, agreement, lease or other instrument to which it is a party nor has Retailer received any notice of default under any material contract, agreement, lease or other instrument where such default or notice of default has a material adverse effect on Retailer's ability to perform its obligations under this Agreement.

          (e) No contract, agreement, lease, or other instrument to which Retailer is a party or by which Retailer is bound, and no provision of any applicable law or governmental regulation, materially and adversely affects or may affect the business, operations, prospects, property, or financial or other condition of Retailer or Retailer's ability to perform its obligations under this Agreement.

          (f) All information furnished by Retailer to Bank for purposes of or in connection with this Agreement or any information hereafter furnished by Retailer to Bank, is and will be true and correct in all material respects and no such information omits to state a material fact necessary to make the information so furnished not misleading. There is no fact known to Retailer which Retailer has not disclosed to Bank which could materially and adversely affect the financial condition, business, operations, property, or prospects of Retailer.

          (g) No Default or Event of Default has occurred and is continuing.

          (h) The chief executive office of Retailer is accurately set forth on
Schedule 1 hereto and has been located at such address since November 1993. The address of each of the Retailer Stores and the correct legal name of Retailer is accurately set forth on Schedule 1 hereto. Such legal name, together with the other Retailer Names are the only names under which Retailer currently conducts or has, since November 1993, conducted business.

          (i) There are no actions, suits or proceedings existing or pending before any court, arbitrator or governmental administrative body or agency, or, to the knowledge of Retailer, threatened against Retailer which could affect the validity or enforceability of any Account, which could affect the validity or enforceability of this Agreement or which could have a material adverse effect on the ability of Retailer to perform its obligations hereunder.

          (j) Retailer has not licensed the use of all or any portion of any Retailer Store for the sale of goods or services by any person other than Retailer and Retailer sells any goods or services which it has received on consignment from any person.

          (k) Neither Ethan Allen Interiors, Inc. nor any other Affiliate of Retailer owns or operates any store that does business under the service mark "Ethan Allen Home Interiors."

     SECTION 8.04 ADDITIONAL AFFIRMATIVE COVENANTS OF RETAILER. Until the Final Liquidation Date, unless Bank shall otherwise consent in writing, Retailer will:

          (a) So long as Retailer is subject to the reporting requirements of
Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, to the extent such information is not available to the public on the Internet:
(i) as soon as reasonably available and in any event within ninety (90) days after the close of its fiscal year, submit to Bank an audited annual report of Retailer's annual earnings, including its audited consolidated balance sheets, income statements and statement of cash flows and changes in financial position and (ii) promptly after the filing thereof, submit to Bank copies of all proxy statements and all reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission by Retailer.

          (b) So long as Retailer is not subject to the reporting requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended (i) as soon as reasonably available and in any event within ninety (90) days after the close of its fiscal year, submit to Bank an audited annual report of Retailer's annual earnings, including its audited consolidated balance sheet, income statement and statement of cash flows and changes in financial position and (ii) as soon as reasonably available and in any event within forty-five (45) days after the close of each of its fiscal quarters, submit to Bank an unaudited quarterly report of Retailer's earnings, including its consolidated balance sheet, income statement and statement of cash flows and changes in financial position, accompanied by the certification on behalf of Retailer by Retailer's chief financial officer, substantially in the form attached hereto as Exhibit F, that such financial statements were prepared in accordance with generally accepted accounting principles applied on a consistent basis and present fairly the consolidated financial position and the results of operations of Retailer as of the end of such fiscal quarter.

          (c) Comply in all material respects with all laws, regulations, rules and orders applicable to Retailer, its respective businesses, or its respective properties including, without limitation, all laws, regulations, rules and orders relating to (i) descriptions of Goods and/or Services, pricing, charges, and related wording and content of the Program Documents where such wording or content is furnished by Retailer, (ii) Retailer's sales material or practices, including, but not limited to, the sales order forms, sales invoices, promotional and advertising materials and similar forms or (iii) actions or omissions (at the point-of-sale or otherwise) of Retailer or its employees, agents or representatives.

          (d) Promptly upon receipt, deliver to Bank copies of any communications relating to an Account received from a Cardholder or from any governmental or regulatory authority.

          (e) Permit Bank, from time to time, during normal business hours and upon reasonable notice, to visit the offices of Retailer, to discuss the Program with Retailer and its officers, directors and employees and to examine the books and records of Retailer relating to the Program or to have the same examined by Bank's attorneys and/or accountants. In connection therewith, Retailer agrees, subject to applicable privacy and other laws, to make data regarding the Program available to Bank and in connection therewith to permit Bank to make copies of such documentation.

          (f) Provide all assistance reasonably requested by Bank relating to, in connection with or arising out of any dealings with any current or former Authorized Dealer, and cooperate with Bank in all respects in connection with any such matters. In determining assistance Retailer may be reasonably expected to provide, Bank acknowledges that current and former Authorized Dealers are not under Retailer's corporate control and that Retailer may or may not have any contractual right to insist that current and former Authorized Dealers take or refrain from taking any particular action that Bank may request.

          (g) Pay when due any sales taxes relating to the sale of Goods and/or Services and, at Bank's expense, shall reasonably cooperate with Bank to recover, and pay to Bank the amount of any refund received with respect thereto, any sales tax charged to an Account which Bank has notified Retailer has been written-off.

          (h) Notify Bank in writing of any change in Retailer's Moody's Debt Rating or S&P Debt Rating within five (5) days after the occurrence thereof.

          (i) Within ten (10) days after the end of the first and third fiscal quarters in each fiscal year of Retailer, cause to by duly executed and delivered to Bank a certificate substantially in the form of Exhibit G hereto.

     SECTION 8.05 EXCLUSIVITY AND RIGHTS OF FIRST OFFER AND REFUSAL. From and after the Program Commencement Date and continuing until the expiration or termination of the Operation Period, other than the GE Canada Program, Retailer will not promote, sponsor, solicit, permit solicitation of, or make available to customers of Retailer or otherwise provide:

          (a) at any Participating Store any open-end consumer credit program, credit facility, credit card program, charge program or debit or secured card program or facility other than a Permitted Credit Program. As used herein, "Permitted Credit Program" means (i) the Program; (ii) Alternative Credit Programs; (iii) credit provided by generally accepted multi-purpose credit or charge cards such as American Express, Mastercard, Visa and the Discover card or by any generally accepted multi-purpose debit or secured cards (provided that none of the cards referred to in this clause (iii) may be "co-branded", "sponsored" or "co-sponsored" with Retailer and provided that no Retailer Name or any variation thereof may appear on such cards); and (iv) the closed-end credit program currently in effect between Retailer and MBNA America Bank N.A. as such program may be extended, amended or supplemented from time to time but only so long as such credit program remains solely a closed-end program;

          (b) at any stores (other than a Participating Store) owned or operated by Retailer or any Affiliate of Retailer any credit program, credit facility, credit card program, charge program or debit or secured card program or facility (whether open-end, closed-end, private label or third party) other than a Permitted Credit Program unless Retailer gives Bank prior written notice of, and a reasonable opportunity to present a bid to provide, such proposed program through Bank or any Affiliate of Bank. Retailer shall give Bank such notice before Retailer has begun any negotiations or reached any agreement or understanding with any other credit provider regarding such proposed program, and the conditions under which Bank is allowed to develop and present its own bid must provide Bank and its Affiliates an opportunity that is no less favorable than the opportunity Retailer provides to any other potential credit provider.

          (c) (i) any commercial or business credit program or facility for use at Participating Stores, (ii) any closed-end credit program or facility for use at Participating Stores or (iii) any credit program or facility for use outside of the United States, in each case, other than a Permitted Credit Program, unless Retailer has complied with this Section 8.05(c). Prior to accepting or entering into any agreement, arrangement or understanding with any Person regarding a proposed program or facility of the types described in clauses (i),
(ii) and (iii) of this Section 8.05(c) (a "Proposed New Program"), Retailer shall provide a written notice to Bank (an "Offer Notice") setting forth in reasonable detail the terms and conditions of such Proposed New Program. Bank shall have thirty (30) days from the date it receives such Offer Notice (the "Review Period") to determine whether it or one of its Affiliates desires to provide the Proposed New Program on terms and conditions no less favorable to Retailer than those set forth in such Offer Notice. If Bank or one of its Affiliates delivers a written notice within such Review Period stating that it or one of its Affiliates agrees to provide the Proposed New Program, then Retailer shall not enter into any other arrangements or agreements with any other Person regarding such Proposed New Program, and Bank and Retailer shall promptly enter into good faith negotiations for the New Proposed Program on terms substantially similar to those set forth in the Offer Notice. If, notwithstanding each party's good faith efforts to negotiate a definitive agreement governing, and to implement, such New Proposed Program, such program has not become effective within one hundred twenty (120) days after the date when Bank provided notice that it wished to provide the Proposed New Program (the "Implementation Period"), then Bank's right to provide such program based on that Offer Notice shall lapse. If Bank does not, within the Review Period, deliver a written notice to Retailer stating that it or one of its Affiliates agrees to provide the Proposed New Program or if Bank's right to provide such program lapses at the end of the Implementation Period, then Retailer shall be entitled, at the end of the Review Period or the Implementation Period (as applicable), to enter into the arrangements set forth in the Offer Notice (a "Third Party Arrangement"). If within nine months after the expiration of any such Review Period or Implementation Period, Retailer has not commenced the credit program described in the applicable Offer Notice, then, at the expiration of such nine-month period, Retailer's right to enter into such Proposed New Program based on such notice shall lapse. If Retailer continues to wish to enter into such Proposed New Program (or any other Proposed New Program), then Retailer shall provide a separate written notice to Bank, which notice shall be deemed to be a new "Offer Notice" under this Section 8.05(c) subject to the terms hereof. This procedure shall continue indefinitely until the earlier of
(a) the date on which Bank or one of its Affiliates delivers a written notice within any such 30-day period stating that it or one of its

Affiliates agrees to provide the Proposed New Program, or (b) the date on which Retailer commences the Proposed New Program with another provider within any such nine-month period. The provisions of this Section 8.05(c) shall also apply to any successive proposed arrangements by Retailer regarding any such Proposed New Program.

                                   ARTICLE IX
                               WARRANTIES OF BANK

     SECTION 9.01 REPRESENTATIONS AND WARRANTIES OF BANK. To induce Retailer to participate in the Program and to promote the extension of credit thereunder, Bank makes the following representations and warranties to Retailer, each of which shall survive the execution and delivery of this Agreement, and each of which shall be deemed to be restated and remade on each date on which Bank originates Accounts or extends credit hereunder:

          (a) Bank (i) is a banking corporation duly organized, validly existing, and in good standing under the laws of the State of Georgia; (ii) has the requisite corporate power and authority and the legal right to own, pledge, mortgage, and operate its properties, to lease the properties it operates under lease, and to conduct its business as now conducted and as it is contemplated to be conducted hereafter; and (iii) is in compliance with its articles of incorporation and bylaws.

          (b) The execution, delivery, and performance of this Agreement and all instruments and documents to be delivered by Bank hereunder: (i) are within Bank's corporate power; (ii) have been duly authorized by all necessary and proper corporate action; (iii) do not and will not contravene any provision of Bank's certificate of incorporation or bylaws; (iv) do not and will not violate any law or regulation or an order or decree of any court or governmental instrumentality to which Bank is subject; (v) do not and will not conflict with or result in the breach of, or constitute a default under, any indenture, mortgage, deed of trust, lease, agreement, or other instrument to which Bank is a party or by which Bank or any of its assets or property are bound; and (vi) do not require any filing or registration by Bank with or the consent or approval of any governmental body, agency, authority, or any other person which has not been made or obtained. This Agreement has been duly executed and delivered by Bank and constitutes the legal, valid, and binding obligation of Bank, enforceable against Bank in accordance with its terms.

          (c) Bank is Solvent.

          (d) Bank is not in default with respect to any material contract, agreement, lease, or other instrument to which it is a party nor has Bank received any notice of default under any such material contract, agreement, lease, or other instrument which such default or notice of default would materially and adversely affect the performance by Bank of its obligations under this Agreement.

          (e) All actions taken by Bank in administering the Program, preparing the Operating Procedures and any Account Documentation prepared by Bank, setting credit terms and finance rates, and the Credit Application evaluation process and billing and collection of Accounts will be in material compliance with all applicable federal and state laws and implementing regulations, including but not limited to the federal Truth-in-Lending Act, Equal Credit Opportunity Act and Fair Credit Reporting Act and implementing regulations, provided that Bank does not make any representation or warranty as to (i) the merchandise description, pricing, charges and related wording and content of any Account Documentation where such wording and content is furnished by a Person other than Bank, including Retailer, Authorized Dealers, or any credit insurance carrier or used by Bank in preparation of the Account Documentation, or (ii) Retailer's and Authorized Dealers' sales materials or practices, including, but not limited to, the sales order form, sales invoice, promotional materials and similar forms, and/or actions of Retailer's and Authorized Dealers' employees or sales representatives.

                                   ARTICLE X
                     EVENTS OF DEFAULT; RIGHTS AND REMEDIES

     SECTION 10.01 EVENTS OF DEFAULT. The occurrence of any one or more of the following events (regardless of the reason therefor) shall constitute an "Event of Default" hereunder:

          (a) Retailer shall fail to pay Bank any amount when due and payable and the same shall remain unpaid for a period of fifteen (15) days after Bank shall have made written demand therefor.

          (b) Except as otherwise provided in Section 10.01(c), Retailer shall fail or neglect to perform, keep, or observe any term, provision, condition, or covenant contained in this Agreement that is required to be performed, kept, or observed by it and such failure or neglect shall continue for a period of thirty
(30) days after Bank shall have given written notice thereof.

          (c) Any representation, warranty or statement, made, delivered or deemed made by Retailer or by any officer of Retailer shall prove not to have been true and correct in all material respects as of the date when made, delivered or deemed made.

          (d) Retailer (i) shall no longer be Solvent; (ii) shall generally not pay its debts as such debts become due, or shall admit in writing its inability to pay its debts generally; (iii) shall make a general assignment for the benefit of its creditors; or (iv) any proceeding shall be instituted by or against it seeking to adjudicate it a bankrupt or insolvent or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief, or composition of it or its debts under any law relating to bankruptcy, insolvency, or reorganization or relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee, custodian or other similar official for it or for any substantial part of its property and, in the case of a proceeding instituted against Retailer, such proceeding has not been dismissed within ninety (90) days after its commencement; or (v) Retailer shall take any corporate action to authorize any of the actions set forth above in this paragraph (d).

          (e) Retailer shall be in default under any loan agreement, indenture or other instrument relating to any indebtedness for borrowed money in an amount greater than Fifteen Million Dollars ($15,000,000), and such default gives any party, either with or without notice and without giving effect to any extension of any grace period, the right to accelerate such indebtedness.

          (f) A final judgment or judgments for the payment of money in an amount in excess of Fifteen Millions Dollars ($15,000,000) shall be rendered against Retailer and the same shall not be either (i) covered by insurance where the insurer has affirmatively and expressly accepted liability therefor or (ii) vacated, stayed, bonded, paid, or discharged prior to expiration of the applicable appeal period.

          (g) A material adverse change has occurred in the operations, financial condition, business or prospects of Retailer which Bank has reasonably determined has impaired or is reasonably likely to impair, the ongoing operation or continued viability of the Program.

          (h) Any Accounts, Indebtedness, Charge Slips or proceeds thereof shall be (or shall purportedly be) (i) attached, seized, levied upon or subject to a writ by a creditor of Retailer, or shall come within the possession of any receiver, trustee, custodian, or assignee for the benefit of creditors of Retailer or (ii) subject to any lien or right of any third party directly or indirectly arising by, through or on account of Retailer or any creditor thereof.

          (i) Retailer shall fail to deliver or amend an Eligible Letter of Credit as required pursuant to Section 6.10(a)

          (j) Ethan Allen Interiors, Inc. shall fail to execute and deliver a guarantee to Bank as and when required by its undertaking on the signature page of this Agreement.

     SECTION 10.02  REMEDIES.

          (a) If any Event of Default shall have occurred and be continuing, all of the Retailer's payment obligations hereunder shall, in the Bank's sole discretion, be deemed immediately due and payable.

          (b) If any Event of Default shall have occurred and be continuing, Bank shall have the right to (i) discontinue originating or offering new Accounts; (ii) discontinue accepting Charge Slips and Charge Transaction Data, or otherwise extending credit, (iii) give notice terminating the Operation Period and/or (iv) exercise all such other rights and remedies as Bank may have under this Agreement and under all applicable laws.

                                   ARTICLE XI
                                TERM/TERMINATION

     SECTION 11.01 OPERATION PERIOD. The Operation Period shall continue from the Effective Date until April 5, 2003 (the "Initial Term"). Unless a party shall provide written notice of non-extension to the other parties hereto at least six (6) months prior to the expiration of the Initial Term (or, where applicable, the expiration of any extension term) the Operation Period shall thereafter be extended automatically for successive one-year periods. If any party does provide written notice of non-extension in a timely manner to the other parties hereto, the Operation Period will expire at the end of the Initial Term or any extension term then in effect.

     SECTION 11.02 TERMINATION. Notwithstanding anything in Section 11.01 to the contrary, the Operation Period may be terminated as provided below without need of any prior judicial declaration:

          (a) Retailer shall have the right to terminate the Operation Period immediately upon written notice if a Bank Termination Event shall occur and be continuing except that, in the case of a termination based on a Bank Termination Event under clause (v) of the definition thereof, such termination shall not be effective until ninety (90) days after Retailer has given written notice thereof.

          (b) Bank shall have the right to terminate the Operation Period immediately upon written notice if an Event of Default shall occur and be continuing.

          (c) Retailer, shall have the right, upon thirty (30) days prior written notice, to terminate the Operation Period at any time after Bank makes an election pursuant to Section 2.02(b)(ii) hereof.

          (d) As provided in Section 13.02, Bank shall have the right to terminate the Operation Period upon one hundred eighty (180) days' prior written notice if a Retailer Primary Divestiture shall occur.

          (e) As provided in Section 11.04, either Retailer, or Bank shall have the right to terminate the Operation Period if a force majeure event shall occur.

          (f) Bank shall have the right to terminate the Operation Period upon written notice if (i) usury rates for the State of Georgia change, laws regulating Bank's rate structure change, or federal or state laws, regulations or other authority preempt the exportation of Bank's rate structure; (ii) Bank has sought to engage Retailer in a good faith renegotiation of the terms of this Agreement; (iii) the parties hereto have not agreed to modifications to the terms of this Agreement which Bank reasonably believes necessary to prevent a material adverse effect on Bank (or on its ability to perform the transactions contemplated by this Agreement) resulting from the change in usury rates or other laws regulating Bank's rate structure or the exportation thereof; and (iv) either Bank is required to initiate changes to the Program to comply with applicable law or more than one hundred eighty (180) days have passed since Bank first sought to engage Retailer in a good faith renegotiation of the terms of this Agreement.

          (g) Bank shall have the right to terminate the Operation Period upon written notice if any of the following events (each a "Change of Control") shall occur: (i) Any person or group of persons shall acquire beneficial ownership of fifty percent (50%) or more of the combined voting power of the then outstanding voting securities of Retailer entitled to vote generally in the election of directors; (ii) the stockholders of Retailer shall approve a reorganization, merger or consolidation (each a "Reorganization"), in each case through which all or substantially all the persons who were the respective beneficial owners of the voting securities of Retailer immediately prior to such Reorganization do not beneficially own, following such Reorganization, directly or indirectly, more than fifty percent (50%) of the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors of the corporation, as a result of such Reorganization; or (iii) all or substantially all the assets or property of Retailer shall be sold or otherwise disposed of in one transaction or series of related transactions

          (h) Bank shall have the right to terminate the Operation Period if Retailer's Current Ratio as of the end of any fiscal quarter is less than .8 to 1 except that, in the case of the first such shortfall during any period of four
(4) consecutive fiscal quarters, Bank shall not be entitled to terminate the Operation Period under this Section 11.02(h) if Retailer causes its Current Ratio to be greater than or equal to .8 to 1 within seventy-five (75) days after the end of such fiscal quarter

          (i) Either Bank or Retailer shall have the right immediately to terminate the Operation Period if Bank requests Retailer to cause an Eligible Letter of Credit to be issued under Section 6.10 and such Eligible Letter of Credit has not been issued and delivered to Bank within twenty-five (25) day after Bank's request.

     SECTION 11.03 PURCHASE OF ACCOUNTS BY RETAILER UPON TERMINATION.

          (a) Subject to Section 14.09 hereof, Retailer, shall have the option, exercisable as provided below, to purchase or to arrange for the purchase by a third party of the portfolio of Active Accounts upon the termination or expiration of the Operation Period for a purchase price payable in immediately available funds and in an amount equal to the sum of (i) one hundred and one and one-half percent (101.5%) of the then aggregate Indebtedness of all Active Accounts; minus (ii) any amounts previously paid under Section 13.02(e)(ii) or
Section 13.03(d)(ii) hereof; plus (iii) if the Operation Period has been terminated prior to the end of the Initial Term under Sections 11.02(b), (g),
(h) or (i), the Unamortized Incentive Bonus; provided, however, that such right to purchase or arrange for the purchase of Active Accounts shall not apply to Accounts in which Bank has sold participations or to Accounts that have been securitized by Bank. Notwithstanding the foregoing, in the case of a termination under Section 11.02(h), the portion of the purchase price referred to in clause
(i) of this Section 11.03(a) shall equal one hundred percent (100%) of the then aggregate Indebtedness of all Active Accounts

          (b) If the Operation Period is expiring or terminating as a result of a notice of non-extension given by Bank or by Retailer under Section 11.01 hereof, Retailer, shall exercise its option to purchase or arrange for the purchase of the Accounts as set forth in 11.03(a) by giving notice of such election not later than the ninetieth (90th) day following the Termination Notice Date. Retailer shall thereafter complete such purchase on the first Business Day after the expiration or termination of the Operation Period.

          (c) If the Operation Period is terminating as a result of a notice of termination given under Section 11.02 (other than a notice given in respect of a Retailer Primary Divestiture), Retailer, shall exercise its option to purchase or arrange for the purchase of the Accounts as set forth in 11.03(a) by giving notice of such election not later than the thirtieth (30th) day following the date on which the Operation Period terminates, which notice shall specify a date for the purchase of such Accounts which is not more than ninety (90) days after the date Retailer first gives its notice exercising its option to purchase. Retailer shall thereafter complete such purchase on the date specified in the notice exercising its option to purchase.

          (d) If the Operation Period is terminating as a result of a notice of termination given by Bank in respect of a Retailer Primary Divestiture, Retailer, shall exercise its option to purchase the Accounts or arrange for the purchase of the Accounts as set forth in Section 11.03(a) by giving notice of such election as provided in Section 13.02 hereof. Retailer shall thereafter complete such purchase on the Primary Divestiture Date.

          (e) If Retailer:

               (i) fails to deliver a notice within the times required by this
Section 11.03;

               (ii) fails to complete a purchase of the Accounts on the date designated for the closing of such purchase; or

               (iii) prior to completing a purchase of the Accounts, makes available to its customers or otherwise provides at any Participating Store any credit program, credit facility, credit card program, charge program or debit or secured card program or facility (whether open-end, closed-end, private label or third party), other than (A) credit provided in connection with the Program hereunder, (B) credit provided in connection with an Alternative Credit Program,
(C) credit provided by generally accepted multi-purpose credit or charge cards such as American Express, Mastercard, Visa and the Discover card or by any generally accepted multi-purpose debit or secured cards (provided that none of the cards referred to in this clause (C) may be "co-branded", "sponsored" or "co-sponsored" with Retailer and provided that no Retailer Name or any variation thereof may appear on such cards), and (D) the closed-end credit program currently in effect between Retailer and MBNA America Bank N.A. as such program may be extended, amended or supplemented from time to time but only so long as such credit program remains solely a closed-end program;

then the option to purchase the Active Accounts shall immediately expire.

     SECTION 11.04 TERMINATION FOR FORCE MAJEURE.

          (a) The Operation Period may be terminated by Retailer, by written notice to Bank, or by Bank by written notice to Retailer without penalty after the passing of sixty (60) days following the notice by one party to the others that its performance hereunder is prevented or materially impeded, without the ability to cure, by one of the following force majeure events: acts of God, fire, explosion, accident, war, nuclear disaster, riot or material changes in applicable laws or regulations rendering it illegal or impossible for the notifying party to perform as contemplated in this Agreement. Such sixty (60) day period may be shortened upon written agreement executed by duly-authorized officers of each party or if required by applicable law or regulation. This Agreement may also be terminated by any party hereto on thirty (30) days' prior written notice to the other parties hereto if the performance of another party has been prevented by such a force majeure event for a period of at least sixty consecutive (60) days.

          (b) Any failure to perform caused by a force majeure event shall not be considered a breach of this Agreement during the period of such disability if the disabled party promptly advises the other parties in writing that it is unable to perform due to such a force majeure event, setting forth: (i) the nature of the event; (ii) its expected effect(s) and duration; (iii) any expected development which may further affect performance hereunder; and (iv) the efforts, if any, which will be made to cure such force majeure or provide substitute performance.

     SECTION 11.05 RIGHTS UPON TERMINATION OF OPERATION PERIOD; LIQUIDATION OF ACCOUNTS.

          (a) Except as is expressly provided to the contrary in this Agreement all of the terms, conditions and covenants of this Agreement shall continue in effect following the expiration or termination of the Operation Period until the Final Liquidation Date. Upon the termination or expiration of the Operation Period, Bank shall continue to own the Accounts unless and until Retailer shall have purchased or caused such Accounts to be purchased pursuant to Section 11.03 hereof. As is expressly provided elsewhere in this Agreement, and without limiting other express provisions of this Agreement, following the expiration or termination of the Operation Period, Bank shall have no further obligation to originate any Accounts, extend further credit or pay Retailer the

Promotional Fee described in Section 6.03 and shall not be required to provide insert or message services in connection with any billings statements. In addition, from and after the Termination Notice Date, Bank shall have no obligation to pay any portion of the Insurance Net Income or the Value-Added Net Income to Retailer. Notwithstanding anything herein to the contrary, however,
(i) all indemnities contained herein and (ii) Retailer's obligations under
Section 14.13 shall survive the termination of the Agreement and the Final Liquidation Date and shall continue indefinitely.

          (b) If the Operation Period terminates or expires and Retailer does not exercise its option to purchase or arrange for a purchase of all Active Accounts from Bank, then on the later of (i) the first Business Day after the Operation Period terminates or expires; or (ii) the first Business Day after Retailer's option to purchase the Active Accounts under Section 11.03 expires, Retailer shall pay to Bank an amount equal to the Unamortized Incentive Bonus.

          (c) Upon any termination or expiration of the Operation Period, if Retailer does not exercise its option to purchase or arrange for a purchase of all Active Accounts from Bank, then Bank shall have the right, in addition to and retaining all other rights it may have under the terms of this Agreement or applicable law to:

               (i) liquidate the remaining Accounts in any lawful manner which may be expeditious or economically advantageous to Bank including the issuance of a replacement or substitute credit card;

               (ii) in connection with such liquidation, use the Retailer Names in accordance with the provisions of this Agreement in communicating with existing Cardholders; and/or

               (iii) transfer or sell any or all of the Accounts to any person (with or without a corresponding assignment of Bank's chargeback and indemnity rights under this Agreement) or solicit Cardholders to transfer balances to other credit vehicles.

     SECTION 11.06 RETURN OF EQUIPMENT. At any time after the termination or expiration of the Operation Period, or in connection with any Partial Termination Notice given in respect of a Retailer Primary Divestiture or a Retailer Secondary Divestiture pursuant to Sections 13.02 and 13.03 hereof, Bank may provide written notice to Retailer requesting the return of any Hypercom units and related printers previously delivered by Bank to Retailer that have been used to process transactions under this Program within the twelve (12) months immediately preceding such termination or expiration (such units and printers being collectively referred to as the "Applicable Units"). Within thirty (30) days of receipt of such notice, Retailer shall cause the Applicable Units to be returned to Bank at such location in the continental United States as Bank may specify all at Retailer's sole cost and expense. The Applicable Units shall be returned by Retailer in substantially the same condition as when first delivered by Bank to Retailer, ordinary wear and tear excepted. Bank shall have the right to the return of the Applicable Units whether or not Retailer elects to purchase or arrange for the purchase of the Accounts under Section
11.03 hereof. If any Applicable Units are lost, stolen or not otherwise returned as required herein, Retailer shall pay to Bank an amount of $666 for each such damaged or unreturned Applicable Unit.

     SECTION 11.07 LICENSE OF CARDHOLDER LIST. If requested in writing by Retailer on or before the expiration or termination of the Operation Period, Bank shall, promptly after such expiration or termination, provide to Retailer a computer tape (the "Tape") containing the name and address for the Cardholder under each Account that is an Active Account on such expiration or termination date, together with such other pertinent information regarding such Cardholder or Account as may be agreed to by Bank and Retailer. All information on the Tape is collectively referred to herein as the "Tape Information." Notwithstanding the foregoing, Retailer shall be entitled to make such request only if Retailer has not exercised its option purchase the Active Accounts under Section 11.03 and such option has either lapsed or been waived in writing. Retailer acknowledges and agrees that, notwithstanding Bank's delivery of the Tape to Retailer, Bank shall remain the sole owner of the Tape Information and, as set forth in Section 3.04 hereof, the Cardholder List and Bank shall retain all of its rights under this Agreement or applicable law with respect to the Tape Information and the Cardholder List. Bank's delivery of the Tape shall constitute Bank's grant to Retailer of a perpetual non-exclusive license to use the Tape and the Tape

Information for the limited purpose of soliciting the Cardholders identified on the Tape for such products or services as Retailer may elect. Retailer shall not, without Bank's prior written consent, disclose, sell, assign, sublicense or otherwise transfer all or any portion of the Tape, the Tape Information or the Customer List to any third party. In exchange for such license, Retailer shall pay Bank an amount (the "License Price") equal to Fifty Thousand Dollars ($50,000) plus $0.50 for each Cardholder identified on the Tape. Retailer shall pay such amount at delivery of the Tape. The Tape and the Tape Information shall be delivered AS IS and WHERE IS without any representation or warranty of any kind, including, without limitation, WITHOUT ANY IMPLIED WARRANTY OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE and without any warranty as to the accuracy of any of the information contained thereon. If the Tape is corrupted or otherwise non-functional or does not contain substantially all the Tape Information, then Bank will use commercially reasonable efforts to replace the Tape with a functional tape that contains substantially all the Tape Information. If Bank, notwithstanding its commercially reasonable efforts, is unable to provide such a replacement tape, Retailer's sole remedy shall be a refund of the License Price.

                                  ARTICLE XII
                                 INDEMNIFICATION

     SECTION 12.01 INDEMNIFICATION BY RETAILER. Retailer agrees to protect, indemnify, and hold harmless Bank, its Affiliates, and their respective employees, officers, and directors, from and against any and all losses, damages, liabilities, costs, and expenses (including reasonable attorneys' fees and expenses), judgments, damages, claims, demands, offsets, defenses, counterclaims, actions, or proceedings ("Losses") by whomsoever asserted, including, without limitation: (i) the Cardholders or other persons responsible for the payment of Accounts; (ii) any person or persons who prosecute or defend any proceedings as representatives of or on behalf of a class or interest group;
(iii) any governmental instrumentality; or (iv) any other third party (including, without limitation, any current or former Authorized Dealers), to the extent such Losses arise out of, are connected with, or result from:

          (a) any transaction, contract, understanding, promise, representation, or any other relationship, actual, asserted, or alleged, between Retailer and any Cardholder relating to an Account;

          (b) any Goods and/or Services the purchase of which was financed under an Account (including, without limitation, the sale thereof, and compliance with any laws, regulations, licensing or registration requirements applicable thereto, and any product liability or warranty claims with respect to any Goods and Services) whether purchases from Retailer or a current or former Authorized Dealer;

          (c) any act, or any omission where there was a duty to act, by Retailer or its employees, officers, directors, shareholders, agents, lessees, franchisees or independent contractors relating to an Account or any item of Indebtedness;

          (d) any breach by Retailer of any of the terms, covenants, or other provisions contained in this Agreement or any other instrument or document delivered by Retailer to Bank in connection herewith;

          (e) any representation or warranty made by Retailer in this Agreement or in any other instrument or document delivered by Retailer to Bank which proves to have been untrue or incorrect in any material respect as of the date when made or deemed made hereunder;

          (f) the failure of Retailer to comply with any law, rule or regulation applicable to Retailer;

          (g) any advertisements, solicitations or other promotions of the Program including Credit-based Promotions; or

          (h) the Tape or any of the Tape Information to the extent such Loss arose, or any of the events or circumstances from which such Loss arose, occurred on or after Bank's delivery of the Tape or the Tape Information pursuant to Section 11.07.

     Excluded from the indemnity in this Section 12.01 shall be any Loss to the extent such Loss results from any violation or breach by Bank or any of its Affiliates of any applicable law, this Agreement, any Credit Card Agreement or any agreement, understanding or promise between Bank and any Cardholder relating to such Cardholder's Account.

     SECTION 12.02 INDEMNIFICATION BY BANK. Bank agrees to protect, indemnify, and hold harmless Retailer, its Affiliates, and their respective employees, officers, and directors, from and against any and all Losses by whomsoever asserted, including, but not limited to, (i) the Cardholders or other persons responsible for the payment of Accounts; (ii) any person or persons who prosecute or defend any proceedings as representatives of or on behalf of a class or interest group; (iii) any governmental instrumentality; or (iv) any other third party, to the extent such Losses arise out of, are connected with or result from:

          (a) any breach by Bank of any of the terms, covenants, or other provisions contained in this Agreement;

          (b) any representation or warranty made by Bank in this Agreement which proves to have been untrue or incorrect in any material respect as of the date when made or deemed made hereunder;

          (c) any act, or omission where there was a duty to act, by Bank or its employees, officers, directors, shareholders, agents, subservicers, licensees or independent contractors relating to an Account or any item of Indebtedness; or

          (d) the failure of Bank to comply with any law, rule or regulation applicable to Bank.

     Excluded from the indemnity in this Section 12.02 shall be: (A) any Loss to the extent such Loss results from any violation or breach by Retailer, any current or former Authorized Dealer or any of their respective Affiliates of any applicable law, this Agreement, any Credit Card Agreement or any agreement, understanding or promise between Retailer or any current or former Authorized Dealer, on the one hand, and any Cardholder, on the other hand, relating to such Cardholder's Account; and (B) any Loss that results from or relate to the claims released by Retailer under Section 3.02(b) hereof.

     SECTION 12.03 PAYMENT OF INDEMNIFIED AMOUNTS. After any final judgment or award shall have been rendered by a court, arbitration board, or administrative agency of competent jurisdiction and the time for an appeal of such judgment or award has expired without an appeal being taken by any party, or after any settlement agreed to by the parties shall have been consummated, the party seeking indemnification shall forward to the other party notice of any sums due and owing by such other party with respect to such matter and such party shall be required to pay all of the sums so owing to the party seeking indemnification within thirty (30) days after the date of such notice unless otherwise mutually agreed to in writing by the parties.

     SECTION 12.04 NOTICE. Each party shall promptly notify the other parties of any claim, demand, suit or threat of suit of which that party becomes aware (except with respect to a threat of suit any party might institute against another party hereto) which may give rise to a right of indemnification pursuant to this Agreement. The indemnifying party will be entitled to participate in the settlement or defense thereof and, if the indemnifying party elects, to take over and control the settlement or defense thereof with counsel satisfactory to the indemnified party. In any case, the indemnifying party and the indemnified party shall cooperate (at no cost to the indemnified party) in the settlement or defense of any such claim, demand, suit or proceeding.

                                  ARTICLE XIII
                                OTHER AGREEMENTS

     SECTION 13.01 RETAILER ACQUISITIONS; NEW RETAILER SUBSIDIARIES.

          (a) In the event that Retailer or any of its Affiliates, directly or indirectly, acquires (i) all or substantially all of the assets of a New Retailer, (ii) more than 50% of the outstanding voting securities of a New Retailer or (iii) the power to direct or cause the direction of any New Retailer's management or policies, whether through the ownership of securities, control of its board of directors, contract or otherwise, then, unless Bank otherwise indicates in writing, Retailer shall cause such New Retailer to execute and deliver to Bank instruments satisfactory to Bank pursuant to which such New Retailer shall agree to be bound by the terms and conditions of this Agreement, provided that such obligations shall be subject to the terms and conditions of any private label credit card program to which a New Retailer is party as of the date it is acquired by Retailer, it being agreed that Retailer shall use its best efforts to terminate any such program as soon as possible after any such acquisition.

          (b) In the event that any direct or indirect subsidiary of Retailer that is not a party to this Agreement on the date hereof (whether such subsidiary is now existing or hereafter created) shall be engaged in the ownership or operation of a retail store or the sale of goods and/or services through retail stores, mail orders or otherwise, unless Bank otherwise indicates in writing, Retailer shall cause such subsidiary to execute and deliver to Bank instruments satisfactory to Bank pursuant to which such subsidiary shall agree to join the Program and be bound by the terms and conditions of this Agreement. Upon the execution and delivery of such documents, such subsidiary shall be an additional "Retailer" for all purposes of this Agreement and shall be jointly and severally liable for all obligations of a "Retailer" hereunder.

     SECTION 13.02 RETAILER PRIMARY DIVESTITURES.

          (a) Retailer shall deliver written notice to Bank not later than one hundred twenty (120) days prior to the consummation of any Retailer Primary Divestiture (the date of such consummation being referred to as the "Primary Divestiture Date"). Such notice (the "Primary Divestiture Notice") shall set forth in reasonable detail the circumstances of the impending Retailer Primary Divestiture (including, without limitation, the identity of all proposed acquirors).

          (b) Bank shall deliver written notice to Retailer not later than sixty
(60) days after receipt from Retailer of the Primary Divestiture Notice, which notice shall either (i) state that Bank shall, simultaneously with the consummation of the Retailer Primary Divestiture, require Retailer or the Authorized Dealer(s), as the case may be, to cause the acquiror(s) to enter into an agreement on the same terms as this Agreement (with such changes to non-financial terms as may be necessary to reflect changes in facts) pursuant to which the acquiror(s) will assume all of Retailer's obligations under this Agreement or the Authorized Dealer's obligations under the Dealer Agreement, as applicable, with respect to Primary Divestiture Stores, or (ii) include a notice of termination of the Operation Period pursuant to Section 11.02(c) or (iii) include a notice of termination of the Operation Period with respect to the Active Accounts from the Primary Divestiture Stores (a "Partial Termination Notice"). As used herein, "Primary Divestiture Stores" shall mean, in the case of a Retailer Primary Divestiture resulting from the sale, transfer or Closure of Participating Stores, the Participating Store being sold, transferred or Closed that gives rise to the Retailer Primary Divestiture and all other Participating Stores being sold, transferred or Closed with such Participating Store as part of one transaction or in a series of related transactions, or in the case of a Retailer Primary Divestiture resulting from the sale of all or substantially all of the assets, or fifty percent (50%) or more of the outstanding voting securities, of Retailer or such Authorized Dealer(s), as the case may be, the Participating Stores at which Retailer or such Authorized Dealer(s) makes or has made sales of Goods and Services.

          (c) If Bank's notice states that Bank intends to require Retailer or the Authorized Dealer(s) to cause the acquiror(s) to assume all of Retailer's obligations under this Agreement or the Authorized Dealer's obligations under the Dealer Agreement, as applicable, with respect to the Primary Divestiture Stores, Retailer or the Authorized Dealer(s) shall not consummate the Retailer Primary Divestiture unless all documents and agreements reasonably required by Bank to effect such assumption have been executed and delivered by the applicable parties. Notwithstanding any such assumption, Retailer shall remain liable for all obligation under the Program Agreement that arose prior to the date of such assumption or that relate to Accounts opened, Purchases made or other events or circumstances that occurred or existed prior to the date of such assumption.

          (d) If Bank's notice includes a notice of termination of the Operation Period, Retailer shall have the option to purchase or arrange for the purchase of all Active Accounts owned by Bank in accordance with the terms of Section
11.03 on the Primary Divestiture Date.

          (e) If Bank's notice includes a Partial Termination Notice, then, with respect to the Active Accounts owned by Bank as of the Primary Divestiture Date and relating to the Primary Divestiture Stores (the "Affected Accounts"), Bank shall have the right, in addition to and retaining all other rights it may have under the terms of this Agreement or applicable law to:

               (i) liquidate all or any portion of the Affected Accounts in any lawful manner which may be expeditious or economically advantageous to Bank including the issuance of a replacement or substitute credit card;

               (ii) in connection with such liquidation, use the Retailer Names in accordance with the provisions of this Agreement in communicating with existing Cardholders under the Affected Accounts; and/or

               (iii) transfer or sell any or all of the Affected Accounts to any person (with or without a corresponding assignment of Bank's chargeback and indemnity rights under this Agreement) or solicit Cardholders to transfer balances to other credit vehicles).

     SECTION 13.03 RETAILER SECONDARY DIVESTITURES.

          (a) Retailer shall deliver written notice to Bank not later than forty-five (45) days prior to the consummation of any Retailer Secondary Divestiture (the date of such consummation being referred to as the "Secondary Divestiture Date"). Such notice (the "Secondary Divestiture Notice") shall set forth in reasonable detail the circumstances of the impending Retailer Secondary Divestiture (including, without limitation, the identity of all acquirors).

          (b) Bank shall deliver written notice to Retailer not later than thirty (30) days after receipt from Retailer of the Secondary Divestiture Notice, which notice shall either (i) state that Bank shall, simultaneously with the consummation of the Retailer Secondary Divestiture, require Retailer or the Authorized Dealer(s), as the case may be, to cause the acquiror(s) to enter into an agreement on the same terms as this Agreement (with such changes to non-financial terms as may be necessary to reflect changes in facts) pursuant to which the acquiror(s) will assume all of Retailer's obligations under this Agreement or the Authorized Dealer's obligations under the Dealer Agreement, as applicable, with respect to the Participating Stores that are the subject of the Retailer Secondary Divestiture (the "Secondary Divestiture Stores"), or (ii) include a notice of termination of the Operation Period with respect to the Active Accounts from the Secondary Divestiture Stores (a "Partial Termination Notice").

          (c) If Bank's notice states that Bank intends to require Retailer or the Authorized Dealer(s) to cause the acquiror(s) to assume all of Retailer's obligations under this Agreement or the Authorized Dealer's obligations under the Dealer Agreement, as applicable, with respect to the Secondary Divestiture Stores, Retailer or the Authorized Dealer(s) shall not consummate the Retailer Secondary Divestiture unless all documents and agreements reasonably required by Bank to effect such assumption have been executed and delivered by the applicable parties.

          (d) If Bank's notice includes a Partial Termination Notice, then, with respect to the Active Accounts owned by Bank as of the Secondary Divestiture Date and relating to the Secondary Divestiture Stores (the

"Secondary Affected Accounts"), Bank shall have the right, in addition to and retaining all other rights it may have under the terms of this Agreement or applicable law to:

               (i) liquidate all or any portion of the Secondary Affected Accounts in any lawful manner which may be expeditious or economically advantageous to Bank including the issuance of a replacement or substitute credit card;

               (ii) in connection with such liquidation, use the Retailer Names in accordance with the provisions of this Agreement in communicating with existing Cardholders under the Secondary Affected Accounts; and/or

               (iii) transfer or sell any or all of the Secondary Affected Accounts to any person (with or without a corresponding assignment of Bank's chargeback and indemnity rights under this Agreement) or solicit Cardholders to transfer balances to other credit vehicles.

                                  ARTICLE XIV
                                  MISCELLANEOUS

     SECTION 14.01 PAYMENT TERMS AND RIGHTS OF SET OFF AND RECOUPMENT. Unless specifically provided for in another Section of this Agreement, any amount(s) payable by Retailer to Bank under this Agreement shall be paid within ten (10) Business Days of Retailer's receipt of an invoice rendered by Bank. Any such payments shall be made by wire transfer to Bank to an account designated in writing by Bank from time to time. Notwithstanding the foregoing, Bank may at any time deduct, net against, set-off, recoup, or appropriate and apply, any amounts owing to Bank from Retailer hereunder or any money or other property of Retailer held by Bank from any amounts otherwise payable by Bank hereunder. Bank may exercise such rights of deduction, netting, recouping and set-off without regard to whether an invoice for the amounts owing from the Retailer has been sent, and, if such an invoice has been sent, without regard to whether the ten
(10) Business Day period referred to in the first sentence of this Section shall have expired. Neither the issuance of the Letter of Credit under Section 6.10 or any drawing thereunder shall limit Bank's rights under this Section 14.01.

     SECTION 14.02 ASSIGNABILITY. Neither Bank nor Retailer may assign its rights and obligations under this Agreement without the prior written consent of the other parties, which consent shall not be unreasonably withheld; provided that Bank may, without such prior written consent (i) assign all or part of its rights and obligations under this Agreement to an Affiliate; (ii) engage third parties to perform services pursuant to this Agreement and assign or sublicense to such third party all or any portion of the right granted to Bank under
Section 14.08 hereof to use Retailer names but only if Bank remains responsible for such delegated performance or such third party assumes those provisions of this Agreement that govern the rights or obligations assigned or delegated; and
(iii) securitize all or any portion of the Accounts or any related rights under this Agreement or sell participation interests therein.

     SECTION 14.03 AMENDMENT. This Agreement may not be amended except by written instrument signed by the parties hereto.

     SECTION 14.04 NON-WAIVER. No delay by any party hereto in exercising any of its rights hereunder, or in the partial or single exercise of such rights, shall operate as a waiver of that or any other right. The exercise of one or more of any party's rights hereunder shall not be a waiver of, nor preclude the exercise of, any other rights or remedies available to such party under this Agreement or in law or equity.

     SECTION 14.05 SEVERABILITY. If any provision of this Agreement is held to be invalid, void or unenforceable, all other provisions shall remain valid and be enforced and construed as if such invalid provision were never a part of this Agreement.

     SECTION 14.06 GOVERNING LAW. This Agreement and all rights and obligations hereunder, including, but not limited to, matters of construction, validity and performance, shall be governed by and construed in accordance with the laws of the state of Georgia without regard to internal principles of conflict of laws.

     SECTION 14.07 CAPTIONS. Captions of the Sections of this Agreement are for convenient reference only and are not intended as a summary of such Sections and do not affect, limit, modify or construe the contents thereof.

     SECTION 14.08 USE OF RETAILER NAMES AND MARKS. Subject to the provisions of this Agreement, Retailer hereby grants Bank a non-exclusive license to create, develop, market and administer the Program and to use the names set forth on
Schedule 2 hereto, and the related marks, tradestyles, trademarks, service marks, logos or similar proprietary designations and such additional names, marks, tradestyles, logos and other designations as may be adopted by Retailer from time to time (collectively, the "Retailer Names"), in the creation, development, marketing, liquidation and administration of the Program. If from time to time prior to the Final Liquidation Date, Retailer should change its names, marks, tradestyles, trademarks, service marks, logos or similar proprietary designations, Retailer agrees to promptly inform Bank thereof and, at Bank's election, Bank and Retailer shall cooperate to make the appropriate changes and additions to the Program Documents and other Account Documentation in a timely and cost efficient manner. This license shall extend to all aspects of Bank's operation and administration of the Program and the discharge of its obligations under the Agreement, including but not limited to its use in connection with Cardholder services; adverse action letters; billing statements and inquiries; credit card applications, agreements, mailers, and card carriers; and matters incidental to collection and recovery.

     SECTION 14.09 SECURITIZATION/PARTICIPATION. Any rights to purchase or arrange for the purchase of the Accounts which Retailer may have hereunder shall be subject to Bank's right to securitize or participate the Accounts and related Indebtedness. Purchase rights shall be available to Retailer or its assignee only with respect to Accounts and Indebtedness owned by Bank at the time Retailer elects to exercise its option to purchase pursuant to Section 11.03 hereof.

     SECTION 14.10 FURTHER ASSURANCES. Each party hereto agrees to execute all such further documents and instruments and to do all such further things as any other party may reasonably request in order to give effect to and to consummate the transactions contemplated hereby.

     SECTION 14.11 ENTIRE AGREEMENT. This Agreement is the entire agreement of the parties with respect to the subject matter hereof and supersedes all other prior understandings and agreements whether written or oral.

     SECTION 14.12 NOTICES. All notice, demands and other communications provided for in this Agreement shall be in writing or (unless otherwise specified) by telephonic facsimile transmission and shall be sent by certified mail or nationally-recognized overnight courier, or delivered to the other party at the address set forth opposite its name on Schedule 3 hereof, or at such other address as shall be designated by such party in a written notice given to all other parties in accordance with the terms of this Section 14.12. All such notices and communications if duly given or made, when sent by certified mail, shall be effective three (3) Business Days after deposit in the mails, when sent by overnight courier shall be effective one (1) Business Day after delivery to such overnight courier, and otherwise shall be effective upon receipt.

     SECTION 14.13 POWER OF ATTORNEY. Retailer authorizes and empowers Bank and grants to Bank a power of attorney (i) to sign and endorse Retailer's name on checks, drafts, money orders or other forms of payment in respect of Accounts;
(ii) to do all the things reasonably necessary to carry out or enforce the Accounts; (iii) to sign Retailer's name on any notices to any Cardholder in connection with the collection of Accounts; (iv) to send requests for verification of any Account to Cardholders; (v) to sue Cardholders for the collection of Accounts in the name of Retailer; (vi) to do any and all things Bank determines may be necessary or appropriate to carry out or enforce the obligations of Cardholders under Credit Card Agreements; (vii) to execute and file Uniform Commercial Code financing statements, and (viii) to take any action which Retailer is obligated to take hereunder if Retailer fails to take such action. This limited power of attorney conferred hereby is deemed a power coupled with an interest and shall be irrevocable. [15.09]

     SECTION 14.14 CONFIDENTIAL INFORMATION.

          (a) All proprietary and non-public material and information supplied by Retailer to Bank or vice versa heretofore or hereafter, or supplied to Retailer or Bank by Cardholders or applicants for Credit Cards, including, without limitation, (i) the pricing and other financial terms of this Agreement and (ii) information concerning the parties' marketing plans, objectives, financial results and employee compensation and benefits is confidential and proprietary ("Confidential Information"). Notwithstanding the foregoing, however, Confidential Information shall not include any information which (i) at the time of disclosure by one party hereto or thereafter is generally available or known to the public (other than as a result of an unauthorized disclosure by another party hereto); (ii) was available to one party on a non-confidential basis from a source other than another party (provided that such source, to the best of such party's knowledge, was not obligated to another party to keep such information confidential); or (iii) was in one party's possession prior to disclosure by another party to it.

          (b) Confidential Information shall be used by each party solely in the performance of its obligations or the exercise of its rights pursuant to this Agreement. Each party shall receive Confidential Information in confidence and not disclose Confidential Information to any third party, except (i) as may be necessary to perform its obligations or exercise its rights pursuant to this Agreement or to effect a securitization or participation, (ii) as may be agreed upon in writing by the other parties, or (iii) as otherwise required by law or judicial or administrative process. Each party will use its best efforts to ensure that its officers, employees, and agents take such action as shall be necessary or advisable to preserve and protect the confidentiality of Confidential Information. Upon written request or upon the termination of this Agreement, each party shall destroy or return to the other party all Confidential Information in its possession or control, subject to each party's respective document retention policies with respect to information required to be maintained by regulatory authorities and subject to Bank's rights to retain information and documents necessary to administer and operate the Program.

     SECTION 14.15 NO PARTNERSHIP. Nothing contained in this Agreement shall be construed to constitute Bank and Retailer as partners, joint venturers, principal and agent, or employer and employee.

     SECTION 14.16 THIRD PARTIES. Bank shall have the right to engage third parties to perform services pursuant to this Agreement. Notwithstanding the foregoing, this Agreement is not for the benefit of any third party and shall not be deemed to give any right or remedy to any such third party.

     SECTION 14.17 INTERPRETATION. As each of the parties have contributed to the drafting of the language of this Agreement, it is agreed and understood that in any interpretation of this Agreement, the language utilized will be construed equally as and between the parties without regard to which party provided the language of any particular provision.

     SECTION 14.18 MULTIPLE COUNTERPARTS. This Agreement may be executed in any number of multiple counterparts, all of which shall constitute but one and the same original.

     SECTION 14.19 OTHER DOCUMENTS. Retailer shall execute and deliver or cause to be executed and delivered together with this Agreement, an intercreditor agreement substantially in the form of Exhibit B, the Subsidiary Guaranty from Ethan Allen Marketing Corporation substantially in the form of Exhibit D, and the Subsidiary Guaranty from Ethan Allen Manufacturing Corporation substantially in the form of Exhibit E.

     IN WITNESS WHEREOF, Bank and Retailer have caused this Agreement to be executed by their respective officers thereunto duly authorized as the date first above written.

                                        ETHAN ALLEN INC.


                                        By  ------------------------------------
                                            Its --------------------------------



                                        MONOGRAM CREDIT CARD BANK OF GEORGIA


                                        By  ------------------------------------
                                            Its --------------------------------


     Ethan Allen Interiors, Inc. ("Parent") represents and warrants to Bank that: (a) Parent has no material assets other than its equity ownership of Retailer and any other subsidiaries of Parent that are consolidated on Parent's consolidated financial statements referred to in Section 8.04(a) of this Agreement; and (b) Parent's ownership interest in Retailer constitutes not less than 100% of Parent's total assets. Parent agrees that, if at any time during the Operation Period, either of the foregoing representations ceases to be correct, then Parent shall, within 10 days thereafter, execute and deliver to Bank a guarantee in substantially the form of Exhibit C hereto.

                                        ETHAN ALLEN INTERIORS, INC.


                                        By  ------------------------------------
                                            Its --------------------------------

                                   Schedule 1
                                       to
                              Amended and Restated
                     Consumer Credit Card Program Agreement

                   LEGAL NAMES AND PRINCIPAL PLACE OF BUSINESS



      Retailer's full legal name is: Ethan Allen Inc.

      The chief executive office and principal place of business of Retailer is Ethan Allen Inc., Ethan Allen Drive, Danbury, CT 06811.

                                   Schedule 2
                                       to
                              Amended and Restated
                     Consumer Credit Card Program Agreement

                                 RETAILER NAMES

                                   Ethan Allen
                           Ethan Allen Home Interiors

                                   Schedule 3
                                       to
                              Amended and Restated
                     Consumer Credit Card Program Agreement

                                NOTICE ADDRESSES

         To Monogram Credit Card
                Bank of Georgia:      7840 Roswell Road
                                              Building 100, Suite 200
                                              Atlanta, GA 30350
                                              Attn: President
                                              Telefax: (770) 353-2464

         with a copy to:                      7840 Roswell Road
                                              Building 100, Suite 200
                                              Attn: Counsel
                                              Telefax: (203) 961-5149


         To Retailer:                         Ethan Allen Inc.
                                              Ethan Allen Drive
                                              Danbury, CT 06811
                                              Attn: Chairman, President and CEO
                                              Telefax: (203) 743-8524

         with a copy to:                      Ethan Allen Inc.
                                              Ethan Allen Drive
                                              Danbury, CT 06811
                                              Attn: Director of Credit Programs
                                              Telefax: (203) 743-8214

                                   Schedule 4
                                       to
                              Amended and Restated
                     Consumer Credit Card Program Agreement

                      DISCOUNT AND PROMOTIONAL FEE MATRICES

Options:

Option A
--------------------------------------------------------------------------------
                                 DISCOUNT MATRIX

  Promotional                   3 Month             6 Month             12 Month
  Sales Mix                     Aff/Skp             Aff/Skp             Aff/Skp
  ---------                     -------             -------             -------
  0.00% - 60.00%                1.00%               2.50%                 7.00%
  60.01% - 65.00%               1.25%               3.00%                 8.00%
  65.01% - 70.00%               1.50%               3.50%                 9.00%
  70.01% - 80.00%               1.75%               4.00%                10.00%
  80.01% +                      2.00%               4.50%                11.00%

* Discount adjusted quarterly predicated on previous six month rolling promotional mix average.



Option B
--------------------------------------------------------------------------------
                             PROMOTIONAL FEE MATRIX

   Promotional                  Promotional    Promotional          Promotional
   Sales Mix                    Fee            Sales Mix            Fee
   ---------                    ---            ---------            ---
  0.00% - 60.00%                1.50%          70.01 - 71.00%       0.95%
  60.01 - 61.00                 1.45%          71.01 - 72.00        0.90%
  61.01 - 62.00                 1.40%          72.01 - 73.00        0.85%
  62.01 - 63.00                 1.35%          73.01 - 74.00        0.80%
  63.01 - 64.00                 1.30%          74.01 - 75.00        0.75%
  64.01 - 65.00                 1.25%          75.01 - 76.00        0.70%
  65.01 - 66.00                 1.20%          76.01 - 77.00        0.65%
  66.01 - 67.00                 1.15%          77.01 - 78.00        0.60%
  67.01 - 68.00                 1.10%          78.01 - 79.00        0.55%
  68.01 - 69.00                 1.05%          79.01 - 90.00        0.50%
  69.01 - 70.00                 1.00%          90.00 +              0.00%

* Mix would be calculated monthly with any corresponding adjustment reflected on the monthly billing invoice.

                                   Schedule 5
                                       to
                              Amended and Restated
                     Consumer Credit Card Program Agreement

                      SERVICE LEVEL PERFORMANCE MEASUREMENT


A.        DEFINED TERMS.

          As used in this Schedule 5, the following terms shall be defined as set forth below:

          "Applicable Calls" means telephone calls regarding the Program received from Cardholders or in-store employees of Retailer or Authorized Dealers, including calls resolved by the automated Intelligent Voice Response (IVR) technology but excluding calls that are abandoned within five seconds or are affected by a system outage at Bank.

          "Average Response Time" means, with respect to any calendar month, the mean average time for a Bank employee to answer Applicable Calls during such month.

          "Excluded Call Percentage" means, with respect to any calendar month during which the Average Response Time is greater than 25 seconds, a fraction (expressed as a percentage) (i) whose numerator is the minimum number of Applicable Calls that that must be excluded from the calculation of Average Response Time during such month to reduce the Average Response Time to 25 seconds; and (ii) whose denominator is the total number of Applicable Calls during such month.

B.        SERVICE LEVEL PERFORMANCE COMMITMENT.

          The occurrence of any of the following shall constitute a Bank Termination Event:

          (i) The Excluded Call Percentage for any calendar month is greater than 20% and the Excluded Call Percentage for the immediately following calendar month is greater than 15%; or

          (ii) The Excluded Call Percentage for any calendar month is greater than 15% but less than or equal to 20% and the Excluded Call Percentage for each of the next two calendar months is greater than 15%; or

          (iii) The Excluded Call Percentage for any two calendar months during any period of 12 consecutive months is greater than 20%; or

          (iv) The Excluded Call Percentage for any calendar month is greater than 15% if, earlier during the period of 12 consecutive months ending with the end of such calendar month, Bank has twice corrected excess Excluded Call Percentages pursuant to clause (ii) hereof; or

          (v) Bank fails to use its reasonable best efforts to do any of the following and such failure continues for a period of 60 days after Bank's receipt of notice thereof from Retailer:

               (A) provide report monthly to Retailer stating the inventory quantities and estimated number of months remaining for the Credit Card carriers, terms and conditions, and Credit Card plastic in Bank's possession;

               (B) provide report monthly to Retailer identifying customer account merchandise disputes that have remained unresolved for more than 60 days and stating the status of Fair Credit Reporting Act inquiries; or

               (C) acknowledge the receipt of inquiries regarding Accounts received by Bank from Cardholders in Bank's Internet e-mail inbox within one Business Day of Bank's receipt of such inquiries; or

               (D) provide to all of Bank's customer service/credit associates at least two hours of specific training regarding the Program and the applicable procedures before such associates begin accepting Retailer store or customer calls; and

               (E) provide appropriate updates for inclusion in the Operating Procedures except that Retailer shall continue to be solely responsible for the production and distribution of the Operating Procedures and any updates to all Participating Stores.

Retailer and Bank have discussed possible changes in Bank's IVR menu for responding to Cardholder inquiries. Bank will use reasonable efforts to experiment with various of these changes for a period of up to 90 days and to review the effect such changes had on response time and workload. Retailer agrees that, during such test period, Bank shall be excused from complying with the service level standards set forth in this Schedule 5. Bank agrees to implement appropriate changes to its IVR menu if Bank and Retailer agree that the results of such test were successful.

                                   Schedule 6
                                       to
                              Amended and Restated
                     Consumer Credit Card Program Agreement

                                GEOGRAPHIC AREAS


          WEST                                             NORTHEAST
          ----------------                                 -----------------
          Alaska                                           Maine
          Hawaii                                           New York
          Washington                                       New Jersey
          Oregon                                           New Hampshire
          California                                       Maryland
          Idaho                                            Massachusetts
          Montana                                          Pennsylvania
          Nevada                                           Vermont
          Wyoming                                          Connecticut
          Utah                                             Delaware
          Colorado                                         Virginia
          Arizona                                          West Virginia
          New Mexico                                       Rhode Island
                                                           Washington D.C.

          MIDWEST                                          SOUTHEAST
          -----------------                                ------------------
          North Dakota                                     Texas
          South Dakota                                     Oklahoma
          Nebraska                                         Arkansas
          Kansas                                           Louisiana
          Minnesota                                        Kentucky
          Iowa                                             Tennessee
          Missouri                                         Mississippi
          Wisconsin                                        Alabama
          Illinois                                         Georgia
          Michigan                                         Florida
          Indiana                                          North Carolina
          Ohio                                             South Carolina

                                    EXHIBIT A
                             (to Program Agreement)

                              BANK DEALER AGREEMENT

                              AMENDED AND RESTATED
                ETHAN ALLEN CREDIT CARD PROGRAM DEALER AGREEMENT

To:      Monogram Credit Card Bank of Georgia ("Bank" or "you")

     As an Authorized Dealer of Ethan Allen, Inc. ("Ethan Allen"), we, the undersigned ("Dealer," "us," "we" or "our"), would like to participate in the program, which has been established by Bank in connection with Ethan Allen, under which consumers can use credit extended by Bank to purchase Goods and/or Services sold in stores operated under the service mark Ethan Allen Home Interiors (the "Program"). While we are participating in the Program, we shall submit to Bank (among other things) Charge Slips of Cardholders directing Bank to pay us for Goods and/or Services purchased in our Authorized Dealer Stores. We acknowledge and agree that our execution and delivery of this Amended and Restated Ethan Allen Credit Card Program Dealer Agreement (this "Agreement") is a material condition to our participation in the Program.

1. DEFINITIONS. Terms used in this Agreement, unless elsewhere defined in this Agreement, shall have the meanings specified in Paragraph 26 hereof.

2. NON-RECOURSE. Credit extended to Cardholders by Bank shall be without recourse to us, except in the event of breach of any of our representations, warranties or covenants specified in Paragraphs 3, 4, 6, 7, 8 or 15 hereof, in which case Bank will have the right to charge back to us at any time, upon the terms set forth in Paragraph 12 hereof, any Charge Slip (or other debit to an Account), Credit Slip (or other credit to an Account) or Account.

3. SERVICE ON GOODS AND/OR SERVICES. We warrant that we have provided required service on Goods and/or Services and will continue to provide any required service after the sale of any Goods and/or Services: (i) sold by us on Charge Slips submitted to you or (ii) otherwise debited to an Account and, moreover, that you shall have the right to charge back to us at any time, upon the terms set forth in Paragraph 12 hereof, any such Charge Slip (or other debit to an Account) or Account with respect to which the Cardholder(s) fails to pay you as a result of any bona fide claim by a Cardholder that there has been a failure on our part to provide adequate service regarding such Goods and/or Services sold in connection therewith, including, but not limited to, our failure to perform under any service agreement.

4.   BANK OWNERSHIP OF ACCOUNTS. It is expressly acknowledged and agreed that:
     (a) Bank shall establish and be the sole and exclusive owner of all Accounts, including the name and address of each Cardholder and the Cardholder List, and shall be entitled to receive all payments made by Cardholders on Accounts, and that we have no right, title or interest in Accounts or payments thereon, (b) Bank shall be identified as the creditor and owner of the Accounts for all purposes, and we shall in no way represent that we are the creditor or owner of any Account or owner of the name or address of any Cardholder or of the Cardholder List, and (c) Bank, in its sole discretion, shall establish Credit Criteria and other criteria relating to Accounts and may modify such Credit Criteria and other criteria from time to time. The foregoing notwithstanding, Bank recognizes that we have an ownership interest in any general, undifferentiated listing of both credit and non-credit customers maintained by us.

5. FINANCIAL RECORDS. Bank may from time to time inspect our records in order to ascertain our financial condition. We shall furnish Bank with financial statements within a reasonable time after any Bank request therefor.

6. PRESENTMENT WARRANTIES. We represent and warrant with respect to each Charge Slip (or other debit on an Account), Credit Slip (or other credit on an Account) and Credit Card Application that we submit to Bank hereunder, as appropriate, that:

          (a) That the Charge Slip represents a bona fide sale by Dealer of the Goods and/or Services described in such Charge Slip that the Charge Slip has not been included in any Charge Transaction Data previously transmitted to Bank, and that: (i) in the case of Store Purchases from Dealer, Dealer has delivered all the Goods and fully performed all the Services listed on such Charge Slip; and (ii) in the case of Absentee Transactions, Dealer has shipped all the Goods listed on such Charge Slip (except that clauses (i) and (ii) do not apply to any Purchase for which the amount appearing on the Charge Slip constitutes solely a Qualified Special Order Deposit);

          (b) (i) Except with respect to Absentee Transactions or a Charge Slip containing only a Restocking Fee, that the Charge Slip is signed and that the signature on the Charge Slip is similar to the signature of the Cardholder, is similar to the signature on the Credit Card or the signature on another item of valid identification examined by Dealer, is genuine, and is not forged or unauthorized and (ii) that all Charge Slips, Account information and Charge Transaction Data are bona fide, accurate and not fraudulent;

          (c) That the Charge Slip has not been materially altered;

          (d) That the transaction did not involve a cash advance of Goods or Services not listed on the Charge Slip and only Goods and Services sold by Dealer are the subject of the transaction;

          (e) That the transaction giving rise to the Charge Transaction Data was conducted by Dealer in accordance with the Operating Procedures and constituted either a Store Purchase at an Authorized Dealer Store or an Absentee Transaction;

          (f) That none of the Goods and/or Services listed on such Charge Slip is an extended warranty;

          (g) That the Account number of the Cardholder has been accurately printed on each Charge Slip with the authorization number provided to Dealer by Bank;

          (h) That Dealer has not received, directly or indirectly, and that Dealer will refuse to accept, any reimbursement, payment or trade-in for the charges listed on such Charge Slip (other than from Bank) and that Dealer not has or will, either directly or indirectly, take or grant or purport to take or grant any right or security interest in such Charge Slip or any related Credit Slip (other than to Bank);

          (i) That the transactions giving rise to the Charge Transaction Data were conducted by Dealer in accordance with all applicable laws and regulations that pertain to the sales of Goods and/or Services by Dealer (including, but not limited to, any laws, regulations, licensing or registration requirements applicable to the sale or distribution of such Goods and/or Services) and that the Charge Transaction Data is not invalid, illegible, inaccurate or incomplete;

          (j) That the balance in each such Account is valid and enforceable against the Cardholder and that there is no fact, nor any claim or defense of a Cardholder, that would impair the validity, enforceability, or collectibility of the obligation of the Cardholder evidenced by the Charge Slip;

          (k) That the Cardholder for such Account is a natural person and the Goods and/or Services were sold by Dealer in the ordinary course of business to Cardholders for personal, family or household purposes;

          (l) That (i) to the best of Dealer's knowledge, no petition under any bankruptcy or insolvency laws has been filed by or against any Cardholder identified in such Charge Transaction Data, (ii) no such Cardholder is deceased or incompetent, and (iii) such Cardholder has a valid United States address;

          (m) all Goods sold in connection therewith were new and unused at the time of sale; and

          (n) the amount of credit extended by Bank in connection therewith was not in excess of the amount of credit approved by Bank for such Cardholder.

7. ACCOUNT COVENANTS. We covenant to do the following with respect to each transaction involving an Account under the Program: (a) promptly submit Credit Card Applications; (b) retain all other Account Documentation in accordance with the Operating Procedures and for not less than twenty-five
     (25) months ; (c) use only Approved Forms when taking any action with regard to the Program; (d) cooperate with Bank promptly to resolve all disputes with Cardholders; (e) maintain a fair and equitable policy for the exchange and return of Goods and/or Services, promptly deliver a Credit Slip to the Cardholder when credit is given and notify Bank each day in connection with transmitting Account Documentation of any credits and adjustments that were made, all in accordance with the Operating Procedures; (f) if the return of any Goods and/or Services results in the imposition of a Restocking Fee, then we shall issue a Credit Slip in the full amount of the Purchase that gave rise to such fee and submit to Bank a Charge Slip in the amount of such Restocking Fee; (g) deliver all Goods and/or Services purchased by Cardholders on Accounts by Special Order Deposit; (g) conduct our business in accordance with all applicable state and federal laws, rules and regulations and the Operating Procedures; (h) sell Goods and/or Services on Accounts only in our Authorized Dealer Stores, a list of which will be furnished by Ethan Allen or us to you in connection with the execution of this Agreement and will be supplemented or modified by Ethan Allen us from time to time as we open or close Authorized Dealer Stores; (i) not seek or obtain any special agreement or condition from, nor discriminate in any way against, Applicants or Cardholders; (j) we will not submit any Charge Slip that includes a Restocking Fee unless our policy and practice of charging a Restocking Fee was disclosed to the Cardholder who made the Purchase with respect to which such Restocking Fee is being imposed and such disclosure was in compliance with applicable law.; (k) not accept In-Store Payments or direct that Cardholders make In-Store Payments (but, to the extent any are received, transmit them immediately to Bank); (l) accept and transmit to Bank Credit Card Applications only from natural persons; (m) the Goods and/or Services charged to an Account shall include only items that are new and unused at the time of sale or that are returned to Ethan Allen or an Authorized Dealer and restored to Ethan Allen's or an Authorized Dealer's inventory and subsequently offered for resale as new and unused, to the extent permitted by law; and (n) we shall not, after May 31, 2000, honor Credit Cards or submit Charge Transaction Data to Bank for Absentee Transactions unless and until Bank and Ethan Allen have agreed on and are ready to implement modifications to the Operating Procedures applicable to Absentee Transactions.

8. EXCLUSIVITY. We may accept any general purpose bank credit cards and travel and entertainment charge cards presented to us in payment for Goods and/or Services. However, during the term of this Agreement, we shall not participate in, or accept any credit cards in connection with, programs involving acceptance or promotion of credit accounts other than this Program, the Current Closed-end Program and other programs offered by Bank or its Affiliates, including GE Capital, but we may retain, or we may offer to any alternative financing source, the opportunity to finance Accounts and provide credit requested when the Credit Card Application or credit extension for such sales initially have been rejected by you. In no event shall we submit to Bank any Credit Card Applications or Charge Slips for credit sales that have been submitted to and/or rejected by another credit grantor. The term the "Current Closed-end Program" means the closed-end credit program currently in effect between Ethan Allen and MBNA America Bank N.A. as such program may be extended, amended or supplemented from time to time but only so long as such credit program remains solely a closed-end program. In addition to foregoing, we may participate in other credit programs sponsored by Ethan Allen if, and only if, such programs are established in compliance with the Program Agreement and we have received written notice from Bank acknowledging such compliance.

9. POWER OF ATTORNEY. We authorize Bank to sign and endorse our name upon any checks, drafts, money orders or other forms of payment that may come into its possession as payment to Bank of or on account of any Account and to sign and endorse our name on any other instrument necessary to carry out the intent of this Agreement. This limited power of attorney is deemed a power coupled with an interest and shall be irrevocable and shall survive for as long as any Account held by Bank remains unpaid. If Bank should deem it necessary or advisable or if required by applicable law or regulation, we authorize Bank to state and refer to our name and address in contacting, sending notifications and corresponding with Applicants and Cardholders and in the billing and collection of Accounts. If Bank should deem the institution of legal action against any Cardholder necessary or advisable, we will cooperate with Bank and assist in the action, and we authorize Bank to refer to our name in such action as the seller of the Goods and/or Services.

10. PAYMENTS. (a) Bank will pay us a sum equal to the total amount financed (unpaid cash balance for Goods and/or Services) by Cardholders shown on Charge Slips for which we request payment less the amount of any Credit Slips, refunds, and/or Service Fees owed by us, each at the time we request payment from Bank with respect to such Charge Slip; and (b) Bank has the sole and exclusive right and option to establish the rate or rates of finance charges, and the amounts of Late Charges, Returned Check Charges and Other Charges to be assessed on Accounts, to the extent permitted under applicable law, and Bank shall retain all such finance charges, Late Charges, Returned Check Charges and Other Charges on Accounts.

11. SERVICE FEES. (a) Bank, at our request, may offer to Cardholders purchasing in our Authorized Dealer Stores the Credit-based Promotions described in this paragraph in accordance with subsection (b) below. If we participate in a Credit-based Promotion, we shall pay a Service Fee on the total face amount of each Promotional Credit Sale Charge Slip submitted by us in connection with such Credit-based Promotions minus any amount that Ethan Allen may in its discretion determine to pay to Bank on our behalf as follows:

               Type of Promotion                Promotional Period   Service Fee
               -----------------                ------------------   -----------

   (1)   "After the Fact Free" with no Account
         Debtor payments due during specified         90 Days           1.25%
         promotional period, with finance charges
         and Credit Insurance Charges assessed
         during specified  promotional period,
         and full rebate of finance charges if       6 months           3.00%
         total cash price of the purchase is paid
         in full on or before expiration of the
         specified promotional period.  Plan 1,
         Promotion Code F.                           12 months          8.00%

   (2)   Minimum monthly payments required from       90 days           2.75%
         Account Debtor during specified
         promotional period, with no finance
         charges assessed during specified           6 months           5.50%
         promotional period but with Credit
         Insurance Charges assessed at all
         times.  Plan 1, Promotion Code 2.           12 months          10.00%

   (3)   No Account Debtor payments required          90 days           3.00%
         during specified promotional period and
         no finance charge assessed during
         specified promotional deferral period       6 months           6.00%
         but with Credit Insurance Charges
         assessed at all times.  Plan 1,
         Promotion Code 3                            12 months          12.00%

     Bank, at our request, may offer to Cardholders purchasing in our Authorized Dealer Stores Credit-based Promotions of the type specified above but, notwithstanding anything contained herein to the contrary, Bank may, from time to time, in its sole discretion, modify the Service Fees charged in connection with such Credit-based Promotions. If we participate in such a Credit-based Promotion, we shall pay the Service Fee set by you on the total amount of each Promotional Credit Sale Charge Slip submitted by us in connection therewith minus any amount that Ethan Allen may in its discretion determine to pay on our behalf.

     (b) From and after the date Bank gives us written notice requiring the following procedure, at least fifteen (15) days prior to the proposed commencement of any Credit-based Promotion initiated by us and described in Paragraph 11(a) above, we shall submit the proposal for such Credit-based Promotion to Bank for prior approval and acceptance to Bank of the type, promotional offer period, and terms of any such promotional offer. Upon approval by Bank, you and we shall complete and execute an addendum to this Agreement, in the form and substance required by you, confirming the Service Fee in effect for such Credit-based Promotion, subject to the permitted modifications thereof described in Paragraph 11(a) and (d), and other terms of any such promotional offer.

     (c) Subject to Paragraph 11(a), if the Promotional Sales Mix exceeds sixty percent (60%), then the Service Fee to be paid by Authorized Dealers for the Credit-based Promotion described in Paragraph 11(a)(1) above may be determined in accordance with the matrix set forth on Schedule 11(c) attached hereto at the direction of Ethan Allen and Bank given the corresponding Promotional Sales Mix adjusted quarterly and calculated on a rolling six (6) month basis. We acknowledge and agree we may receive notices of any increases in the Service Fee hereunder from either Ethan Allen or Bank.

     (d) You may deduct amounts due and payable by us to you from any sums or obligations you owe to us, including the payments due for any Charge Slips.

12. CHARGEBACK. (a) You shall have the right to chargeback to us any Charge Slip (or other debit to an Account), Credit Slip (or other credit to an Account) or Account, if: (i) any warranty or covenant made by us in this Agreement proves to be false or inaccurate in any respect, as determined by you; (ii) a Cardholder asserts any bona fide claim or defense against you as a result of any act or omission by us allegedly in violation of any applicable law, statute, ordinance, rule or regulation; (iii) a Cardholder disputes the amount or existence of such Account and we have not followed the Operating Procedures or a Cardholder refuses to pay alleging dissatisfaction with Goods and/or Services received, a breach of any warranty or representation by us in connection with the transaction, or an offset or counterclaim against you based on an act or omission of us, provided any such disputes, in your reasonable opinion, constitute bona fide claims presented by Cardholders; (iv) a Cardholder refuses to pay alleging dissatisfaction with the timeliness of the delivery of the Goods or Services and such Good or Services were not delivered within five months after the estimated delivery date stated in the related invoice; (v) we cannot supply you with a copy of a valid Charge Slip or Credit Slip within ten (10) days of your written request; (vi) a Cardholder cancels the purchase of, or we fail to deliver in a timely manner, Goods and/or Services purchased in connection with Special Order Deposits; (vii) in the case of an Absentee Transaction, the Cardholder asserts that the Cardholder did not make or authorize the purchase in dispute, or any person asserts that such person's name, social security number or other identifying information was used to make any purchase (or open an Account on which such purchase was made) and that such person did not make or authorize the purchase or open the Account in dispute; (viii) the Charge Slip includes any amount which represents any Credit Card surcharge, Credit Card Application fees, cancellation or restocking fees or any similar processing fees to an Account; or (ix) the Charge Slip includes any amount which represents a Restocking Fee.

     (b) The amount of the chargeback pursuant to this Paragraph 12 shall be the aggregate of: (i) the balance of an Account plus finance charges accrued to the date of chargeback of such Account or, if a Charge Slip (or other debit to an Account) or Credit Slip (or other credit to an Account), the amount thereof plus finance charges accrued to the date of chargeback thereof; and
     (ii) reasonable out-of-pocket costs and expenses paid or incurred by you in the attempted collection of such Account, including reasonable attorneys' fees, collection agency fees and court costs (the sum of the amounts in (i) and (ii) being referred to collectively as the "Chargeback Balance"). Notwithstanding the foregoing sentence, if Bank fails to use reasonable diligence in complying with any obligations it may have under this Agreement or the Operating Procedures to seek recovery of any Account, Charge Slip or Credit Slip that is subject to chargeback, then (A) the Chargeback Balance of such Account, Charge Slip or Credit Slip referred to in clause (i) shall not include any finance charges for more than six months and (B) the costs and expenses referred to in clause (ii) with respect to such Account shall not exceed twenty percent (20%) of the Chargeback Balance for such Account except that the limit set forth in this clause (B) shall not apply to compromises or settlements which are governed by Paragraph 12(c) below. You shall have the right, without any further notice, to deduct the amount of the Chargeback Balance from any amounts due us from you pursuant to this Agreement, and/or bill us for the Chargeback Balance, which amount shall be payable within five (5) Business Days of billing. You will assign to us, without recourse, all right to payment with respect to the amount of chargebacks, upon our request. Our obligations under this Paragraph 12 shall be unconditional and shall not be waived, released or affected by any settlement, extension, compromise, forbearance or other indulgence or agreement made or granted by you with or to any Cardholders or other Persons obligated for an Account. Additionally, your retention of an Account, Charge Slip or Credit Slip (or other debit or credit to an Account) with knowledge of a breach of warranty or other infirmity, whether or not communicated to us, shall not be deemed a waiver of any of your rights with respect to an Account. You shall not be obligated to exhaust your remedies against Cardholders, other Persons or Goods and/or Services as a condition precedent to requiring performance by Dealer under this Paragraph 12.

     (c) In its reasonable discretion, Bank may compromise and settle any claim made by any Cardholder in respect of his Account or any related Indebtedness. No such compromise or settlement will impair Bank's rights to charge back under Paragraph 12(a) hereof provided that the amount Bank will be entitled to charge back to Dealer following any such compromise or settlement is limited to the amount of the Indebtedness on the Account being charged back, including any reasonable out-of-pocket costs and expenses paid or incurred by Bank in the attempted collection of such Indebtedness (including without limitation, reasonable attorney's fees, collection agency fees and court costs), after taking into account all amounts actually received by Bank from Cardholder in compromise or settlement thereof.

13. OPERATING WAIVER. Our liability hereunder shall not be affected by any settlement, extension, forbearance, or variation in terms that you may grant in connection with any Charge Slip and/or Account or by the discharge or release of the obligation of the Cardholder(s), the guarantor, or any other Person responsible thereunder, by operation of law or otherwise. We hereby waive any failure or delay on your part in asserting or enforcing any right that you may have at any time hereunder and under any Charge Slip, Credit Slip or Account. All of your rights and remedies hereunder, whether derived from this Agreement or otherwise, shall be cumulative and not alternative.

14. INDEMNIFICATION. (a) We agree to mutually protect, indemnify and hold Bank and its employees, officers, directors and agents and Bank's Affiliates and their respective officers, directors, agents and employees harmless against any and all claims, demands, actions or proceedings, liabilities, costs and expenses (including, but not limited to attorney's fees), judgments, amounts paid in settlement, damages and awards, by whomsoever asserted or recovered, arising out of, connected with or resulting from (i) any act or failure to act where there is a duty to act, (ii) any breach of a representation or warranty by us in relation to the Charge Slips or Credit Slips, (iii) any claim, demand, allegation, action, offset, defense or counterclaim which, if true or proven, would constitute a ground for indemnification under (i) and/or (ii) above, (iv) Goods and/or Services sold on Accounts (including breach of warranty, tort or product liability claims related thereto), (v) any breach by us of any of the terms, covenants, warranties, representations, conditions or other provisions contained in this Agreement, or any other instrument or document delivered by us to Bank in connection therewith; (vi) any transaction, contract, understanding, promise, representation, or any other relationship, actual, asserted, or alleged, between us and any Cardholder relating to an Account;
     (vii) the failure by us to comply with any law, rule or regulation applicable to us; and (viii) any advertisements, solicitations or other promotions of the Program including Credit-based Promotions. The actions referred to in clauses (i) through (viii) shall include, without limitation, actions taken by employees and agents.

     (b) Bank agrees to mutually protect, indemnify and hold us and our employees, officers, directors and agents, and our Affiliates and their respective officers, directors, agents and employees harmless against any and all claims, demands, actions or proceedings, liabilities, costs and expenses (including, without limitation, attorney's fees), judgments, amounts paid in settlement, damages and awards, by whomsoever asserted or recovered, arising out of, connected with or resulting from (i) any act or failure to act by Bank where there is a duty to act, (ii) any breach of a representation or warranty by Bank in relation to the Charge Slips or Credit Slips, (iii) any claim, demand, allegation, action, offset, defense or counterclaim which, if true or proven, would constitute a ground for indemnification under (i) and/or (ii) above, or (iv) any breach by Bank of any of the terms, covenants, warranties, representations, conditions or other provisions contained in this Agreement, or any other instrument or document delivered by Bank to us in connection therewith.

     (c) In the event that any legal proceeding shall be instituted or that any claim or demand shall be asserted by any party in respect of which payment may be sought by one party hereto from the other party hereto pursuant to this Paragraph 14, the party seeking indemnification (the "Indemnified Party") shall promptly cause written notice of the assertion of any claim of which it has knowledge which is covered by this indemnity to be forwarded to the other party (the "Indemnifying Party"), which notice shall be given within sufficient time to respond to such proceeding, claim or demand. The Indemnifying Party shall have the right, to the extent of its indemnification, at its option and its own expense, to be represented by counsel of its choice, which counsel must be reasonably satisfactory to the Indemnified Party, and to defend against, negotiate, settle, or otherwise deal with any proceeding, claim or demand which is related to any loss, liability, damage or deficiency indemnified against hereunder; provided, however, that no settlement shall be made without the prior written consent of the Indemnified Party, which consent shall not be unreasonably withheld; and provided, further, that the Indemnifying Party shall keep the Indemnified Party advised as to the status of the matter. The Indemnified Party may participate in any such proceeding with counsel of its choice at its own expense. If the Indemnified Party refuses to approve a proposed settlement that is acceptable to the claimant, the Indemnifying Party may, at its option, deposit the proposed settlement with the Indemnified Party and thereupon be relieved of any further indemnity obligation with respect to such proceeding, claim or demand, including, without limitation, attorneys' fees, costs and expenses thereafter incurred. If the Indemnifying Party defends against a claim that is ultimately settled or adjudicated for an amount which is not recoverable by the Indemnified Party by reason of this Paragraph 14, the Indemnified Party shall promptly reimburse the Indemnifying Party for all costs and expenses incurred in defending the claim. The parties hereto agree to cooperate fully with the defense, negotiation, or settlement of any such legal proceeding, claim or demand.

15. REPRESENTATIONS. (a) If we are a corporation, we are duly organized, validly existing and in good standing under the laws of the state of our incorporation and will furnish you satisfactory evidence of same upon request; are duly qualified as a foreign corporation and in good standing under the laws of each jurisdiction where the conduct of our business requires such qualification, except where failure to be so qualified will not have a material adverse effect on our business, operations, property or financial or other conditions, or on the Program or the value thereof; have the requisite corporate power and authority and the legal right to conduct our business as now, heretofore, and proposed to be conducted; and are in compliance with our articles of incorporation and by-laws; (b) we have all the necessary licenses, permits, consents and approvals; have made all necessary filings with, and have given all necessary notices to all governmental authorities having jurisdiction, to the extent required for ownership, operation and conduct of our business except where failure to obtain such licenses, permits, consents or approvals, or to make such filings or give such notices does not have a material adverse effect on our business, operations, property, financial or other condition, or on the Program or the value thereof, (c) we have taken all necessary corporate action (if a corporation, or all other necessary organization action, if not) to authorize the execution and consummation of this Agreement and will furnish you satisfactory evidence of same upon your request; (d) we represent that as to us this Agreement constitutes a valid and binding obligation, enforceable in accordance with its terms (except as such enforceability may be limited by equitable limitations on the availability of equitable remedies and applicable bankruptcy, insolvency, and other similar laws relating to or affecting the enforcement of creditors' rights generally); and (e) we and you each agree to execute such other documents or agreements as may be necessary or desirable for the implementation of this Agreement and the consummation of the transactions contemplated hereby.

16. CREDIT INSURANCE; VALUE-ADDED PROGRAMS. (a) Subject to applicable law or regulations, Bank (or its agents) shall have the right to solicit and offer to Cardholders credit life, credit property or other types of credit insurance (collectively, "Credit Insurance") on the Accounts under a credit insurance program; and (b) with the prior approval of Ethan Allen, Bank, either directly or indirectly, may promote and market a list including some or all of the names and addresses of Cardholders and may promote and market items other than furniture, home furnishings and related products to Cardholders. Bank may retain all income derived under subsection (a) or
     (b).

17. EVENTS OF DEFAULT. The occurrence of any one or more of the following events (regardless of the reason therefor) shall constitute an "Event of Default" by us under this Agreement: (a) any warranty, representation, or covenant by us, under this Agreement or any supplement or amendment hereto shall be untrue and shall not be made true within ten (10) days after notice to us thereof; (b) we shall breach or default in the performance of any of the terms, covenants or conditions, including payment terms, of this Agreement, and such default or breach shall not be cured within ten (10) days after notice to us thereof; (c) we shall suspend or go out of business, substantially reduce our business operations or change our mix of Goods and/or Services, become insolvent or unable to meet our debts as they mature, call a meeting of our creditors, send notice of a proposed bulk sale of all or part of our business, make any general assignment or trust mortgage for the benefit of our creditors, or commit any act of bankruptcy; (d) any petition shall be filed by or against us initiating a bankruptcy, arrangement, reorganization, or other proceeding under any provision of the Bankruptcy Code, or any receiver or trustee shall be appointed for us or any or all of our property; (e) any material change in the control, ownership or management of our business; or (f) we cease being an Authorized Dealer.

18. TERM; TERMINATION. (a) This Agreement shall be effective as of the date hereof and continue for one year (the "Initial Term") and thereafter for successive one year renewal terms (each, a "Renewal Term"). The foregoing notwithstanding, this Agreement may be terminated (i) by us upon thirty
     (30) days prior written notice to you, which notice, to be effective, must be given at least thirty (30) days prior to the end of the Initial Term or any Renewal Term, in which event the Agreement will terminate at the end of the Initial Term or the Renewal Term, as appropriate, (ii) by Bank, immediately concurrent with the termination of the Program Agreement, (iii) by Bank, immediately if Ethan Allen ceases accepting orders for Goods and/or Services from us or the relationship between Ethan Allen and us is terminated, (iv) by Bank, immediately upon written notice to us, if Bank, in its sole discretion, determines at any time and for any reason that we should not be permitted to participate in the Program, and (v) immediately (if you choose to do so) upon the occurrence of an Event of Default, but any such termination by either of us shall in no way affect our obligations under this Agreement, which obligations shall survive termination, except for Subparagraph 7(a), including, without limitation, the survival of our obligations relating to Bank's right of charge back pursuant to Paragraph 12 hereof and our obligations relating to Charge Slips and Credit Slips. This Agreement shall terminate automatically if any petition is filed by or against us initiating a bankruptcy proceeding or any receiver or trustee is appointed for us.

     (b) Upon termination of this Agreement, Bank shall have the right, in addition to and retaining all other rights it may have under this Agreement or applicable law, to liquidate the Program Accounts Portfolio in any lawful manner which may be expeditious or economically advantageous to Bank, including, without limitation, transferring and/or selling the Accounts in the Program Accounts Portfolio and/or the Cardholder List or any part thereof to a third party and/or an Affiliate of Bank, each of which may issue a replacement or substitute card. During such liquidation, Bank may use our name in communicating with existing customers. We agree to cooperate with Bank and take any action requested by Bank to effectuate such liquidation in an orderly manner.

19. INTEGRATION; NO WAIVER. This Agreement supersedes and incorporates all representations, promises and statements oral or written made in conjunction with the subject matter of this Agreement and the negotiation thereof and no such representation, promise or statement not written herein shall be binding on the parties. Any failure by Bank at any time or times to require strict compliance with or performance of any provision of this Agreement shall not waive, affect or diminish any right of Bank thereafter to demand strict compliance with and performance of such provision. None of our undertakings, agreements, warranties, covenants and representations under this Agreement and no Event of Default under this Agreement shall be deemed suspended or waived unless such suspension or waiver is by agreement in writing. This Agreement may not be varied, amended or altered nor its provisions waived except by mutual agreement between us and Bank. We will be deemed to have agreed to any such amendment, variation, alteration or waiver ("change") if (a) a writing is duly executed by one of our authorized representatives, or (b) we submit Charge Slips or Credit Slips to Bank for approval or payment after the effective date of any change set forth in a notice of such change mailed or delivered to us by Bank. This Agreement shall also be binding upon and inure to the benefit of our respective heirs, administrators, executors, successors, legal representatives and permitted assigns and the successors and assigns of Bank.

20. CHOICE OF LAW. This Agreement shall be in all respects (including, without limitation, all matters of construction, validity and performance) governed by and construed in accordance with the laws of the State of Georgia applicable to contracts made and performed in Georgia and any applicable laws of the United States of America.

21. NOTICES. Whenever we or you shall be required or shall have the right to give notice to the other, such notice may be given by (a) mailing, any such notice, postage prepaid, by registered or certified mail, return receipt required, to the other party at its address as stated below or such other addresses as may be specified in writing to the other, and shall be effective three (3) days after mailing, or (b) delivery to Federal Express or another carrier of similar reputation, and shall be effective the day after such delivery if addressed as specified herein.

22. SECURITY INTEREST. (a) The parties hereto agree that the transactions contemplated herein shall constitute a Program for the extension of consumer credit and service by Bank directly to individuals who wish to obtain financing from Bank to purchase Goods and/or Services from Dealer. As a result, Authorized Dealer has no "rights" (as that term is used in Article 9 of the UCC) in any Bank Property. As a precaution, however, Authorized Dealer hereby grants to Bank a first priority continuing interest in any right, title and interest that Authorized Dealer may be deemed to have at any time in the property referred to in clauses (i) through (iv) below (collectively, the "Bank Property") notwithstanding the parties' intent that Authorized Dealer has no such right, title or interest whatsoever: (i) all Accounts (including all amounts now or hereafter owing thereunder) now existing or hereafter arising whether categorized as accounts, chattel paper, general intangibles, instruments or otherwise under Article 9 of the UCC; (ii) all Account Documentation, now existing or hereafter arising, relating to any such Accounts; (iii) all deposits, credit balances and reserves, if any, relating to such Accounts, (iv) all Credit Insurance policies and/or certificates sold in connection with the Accounts; (v) all Unpaid Returned Goods; and (vi) all proceeds of the foregoing. The security interest granted under this Paragraph 22 shall secure payment of and performance by Authorized Dealer of all indebtedness, liabilities and obligations that may be deemed to exist in the event of the applicability of Article 9 of the UCC to, and any recharacterization of, any transactions contemplated hereby.

     (b) Authorized Dealer represents and warrants that it has not, on or before the date of this Agreement, granted any Potentially Competing Security Interests or signed any Potentially Competing Financing Statements other than any security interests that have lapsed or been terminated and other than security interests and financing statements, if any, granted in this Paragraph 22(a), granted in favor of Ethan Allen or identified on Schedule 22(b) hereto. Authorized Dealer agrees that it will not, on or after the date of this Agreement grant any Potentially Competing Security Interest or sign any Potentially Competing Financing Statement unless the secured party thereunder first signs an intercreditor agreement with Bank disclaiming such secured party's interest in the Bank Property. Such intercreditor agreement shall be in form and substance acceptable to Bank. As used herein, "Potentially Competing Security Interest" means any security interest in favor of any Person that attaches to any of Bank Property or that would attach, if, contrary to the intent of the parties hereto, Dealer were determined to have any rights therein. As used herein, "Potentially Competing Financing Statement" means any financing statement in favor of any Person that covers any of the Bank Property or that would cover any of the Bank Property if, contrary to the intent of the parties hereto, Authorized Dealer were determined to have any rights therein. Authorized Dealer shall not create, assume or suffer to exist any Lien that would affect Bank Property if, contrary to the intent of the parties hereto, Authorized Dealer were determined to have any rights therein.

     (c) Authorized Dealer agrees, if and when requested by Bank, to cooperate fully with Bank to perfect and otherwise give effect to the security interests granted by this Paragraph 22, including, without limitation, signing and filing such financing statements, amendments, assignments or other comparable documents. Authorized Dealer hereby grants Bank an irrevocable power of attorney authorizing Bank to sign any such documents on Authorized Dealer's behalf. Authorized Dealer agrees to provide Bank with not less than thirty (30) days prior written notice of any change in its state of incorporation, the location of its executive offices or principal place of business or any change in its corporate name or structure. Authorized Dealer shall not effect any such change before Authorized Dealer has taken all such actions as Bank may determine to be necessary or advisable to preserve and maintain at all times the perfection and priority of the security interests granted or purported to be granted to Bank under Paragraph 22.

23. SEVERABILITY. If at any time subsequent to the acceptance date hereof, any provision of this Agreement, or any supplement or amendment hereto shall be held by any court of competent jurisdiction to be illegal, void or unenforceable, such provision shall be of no force and effect, but the illegality or unenforceability of such provision shall have no effect upon and shall not impair the enforceability of any other provision of this Agreement or any supplement or amendment hereto.

24. ASSIGNABILITY. Neither you nor we may assign its respective rights and obligations under this Agreement without the prior written consent of the other party, except that you may without such prior written consent (i) assign all or part of this Agreement to any of your Affiliate(s); (ii) engage third parties to perform services pursuant to this Agreement and assign or sublicense to such third party all or any portion of the right granted to Bank under Paragraph 9 hereof to use Dealer names but only if Bank remains responsible for such delegated performance or such third party assumes those provisions of this Agreement that govern the rights or obligations assigned or delegated; and (iii) securitize all or any portion of the Accounts or any related rights under this Agreement or sell participation interests therein.

25. RETURN OF EQUIPMENT. At any time after the termination or expiration of this Agreement, Bank may provide written notice to Dealer requesting the return of any Hypercom units and related printers previously delivered by Bank to Dealer that have been used to process transactions under this Program within the twelve (12) months immediately preceding such termination or expiration (such units and printers being collectively referred to as the "Applicable Units"). Within thirty (30) days of receipt of such notice, Dealer shall cause the Applicable Units to be returned to Bank at such location in the continental United States as Bank may specify all at Dealer's sole cost and expense. The Applicable Units shall be returned by Dealer in substantially the same condition as when first delivered by Bank to Dealer, ordinary wear and tear excepted. Bank shall have the right to the return of the Applicable Units whether or not Dealer elects to purchase or arrange for the purchase of the Accounts under Paragraph 11.03 hereof. If any Applicable Units are lost, stolen or not otherwise returned as required herein, Dealer shall pay to Bank an amount of $666 for each such damaged or unreturned Applicable Unit.

26. DEFINITIONS. As used in this Agreement, the following terms shall have the following meanings:

     "Absentee Transaction" means a purchase of any of the Goods and/or Services from us where the Account information necessary to effect the purchase is provided on the telephone or by mail (and not over the Internet or through our website).

     "Account" means and includes the following: (i) any open-end revolving consumer credit account established in favor of a Cardholder, pursuant to which a Cardholder may finance his/her purchase of Goods and/or Services from Ethan Allen and/or Authorized Dealers (with respect to Authorized Dealer Stores) on credit pursuant to the terms of a Credit Card Agreement, together with any modifications or amendments which may be made to such Credit Card Agreement; (ii) any and all Account Documentation; (iii) all accounts, accounts receivable, contract rights, chattel paper, choses in action, indebtedness, other receivables, general intangibles, documents, instruments and notes, and the proceeds of the foregoing, now existing or hereafter arising and wherever located, relating to the retail purchase of Goods and/or Services billed in connection with or related to that Credit Card Agreement, including any of the foregoing that were owed to Persons other than Bank and purchased by Bank; (iv) any and all goods or other property, contracts of indemnity, guaranties or sureties, proceeds of insurance and other proceeds at any time standing as security for the Account; and (v) any and all other rights, remedies, benefits, interests and titles, both legal and equitable, to which Bank may now or at any time hereafter be entitled in respect to the foregoing;

     "Account Documentation" means any and all documentation relating to an Account, including, without limitation, Charge Transaction Data, Credit Card Applications, Credit Card Agreements, Charge Slips, Credit Cards, Credit Slips, checks and stubs, and all correspondence, memoranda, documents, instruments, certificates, agreements, invoices, sales or shipping slips, delivery receipts, billing statements, applications, magnetic tapes, disks, hardcopy formats, or any other computer readable data transmission or software, and all other materials, including, without limitation, tangible and intangible information arising therefrom or pertaining thereto.

     "Affiliate" means any entity that controls, is controlled by, or is under common control with, a party hereto.

     "Applicant" means an individual who has submitted a Credit Card Application to Bank for a Credit Card under the Program.

     "Approved Form" means one of the forms prepared and approved by Bank for use by Authorized Dealer and which Bank may modify at any time in its sole discretion.

     "Authorized Dealer" shall mean an independent business operator that (1) sells predominantly Ethan Allen Goods and/or Services, (2) is authorized by Ethan Allen to operate a retail furniture store using the service mark "Ethan Allen Home Interiors", (3) has (i) executed a Bank Dealer Agreement (which agreement is in effect) or (ii) submitted Accounts to Bank subject to the terms of a Bank Dealer Agreement, and (4) is authorized by both Ethan Allen and Bank to participate in the Program.

     "Authorized Dealer Stores" means a retail store or stores operated by Authorized Dealers and located in the United States and operating or making sales under the service mark "Ethan Allen Home Interiors" at which Authorized Dealers sell principally "Ethan Allen" brand products.

     "Cardholder" means any Person who is obligated to Bank with respect to an Account and for whom an Account has been opened by Bank under the Program and includes any Person who is authorized to purchase Goods and/or Services from Ethan Allen or an Authorized Dealer at retail for personal, family or household purposes on credit under or pursuant to an Account.

     "Cardholder List" means any identification (whether in hard copy, magnetic tape format or other form) of Cardholders, including, without limitation, any list of the names, addresses, telephone numbers and social security numbers of any or all of the Cardholders.

     "Chargeback Balance" has the meaning set forth in Subparagraph 12(b) hereof.

     "Charge Slip" means a sales receipt, register receipt tape or other invoice or documentation, in each case in either physical or electronic form, which evidences a Purchase that gives rise to an Account or the imposition of a Restocking Fee.

     "Charge Transaction Data" means Account/Cardholder identification and transaction information with regard to each Purchase by a Cardholder on credit and each return of a Purchase for credit to the Account/Cardholder, which data will be transmitted by Authorized Dealer to Bank in accordance with the applicable Operating Procedures.

     "Credit-based Promotions" means the promotions described in Paragraph 11 and any other promotions involving special credit terms that the parties may agree to conduct from time to time.

     "Credit Card" means the plastic card issued and owned by Bank under the Program exclusively for use in connection with the Program at Authorized Dealer Stores.

     "Credit Card Agreement" means the open-end revolving credit agreement between Bank and a Cardholder pursuant to which a Cardholder may finance the purchase of Goods and/or Services on credit from Authorized Dealers, together with any modifications or amendments which may be made to such agreement.

     "Credit Card Application" means the credit application, which must be completed and submitted for review to Bank in Georgia by Applicants.

     "Credit Criteria" means the standards used by Bank when evaluating applications for Accounts, which standards may be modified by Bank from time to time.

     "Credit Insurance" has the meaning set forth in Paragraph 16 hereof.

     "Credit Slip" means a credit receipt evidencing a return or exchange or adjustment of Goods and/or Services by a Dealer to a Cardholder or other credit on an Account.

     "Dealer" means the merchant listed below who has executed and submitted this Agreement to Bank.

     "Ethan Allen Goods and/or Services" means those goods and services sold under the mark "Ethan Allen," including accessories and delivery services sold in conjunction therewith, sold at retail by any Dealer in a Dealer Store to the general public for personal, family and household use.

     "Events of Default" shall mean any event described in Paragraph 17 hereof.

     "GE Capital" means General Electric Capital Corporation.

     "Goods and/or Services" means those new good and services, including accessories and delivery services sold in conjunction therewith, sold at retail by any Authorized Dealer in an Authorized Dealer Store, including, without limitation, Ethan Allen Goods and/or Services. "

     "In-Store Payment(s)" means a payment on an Account made by a Cardholder (or any person acting on behalf of such Cardholder) to an Authorized Dealer whether at an Authorized Dealer Store or otherwise.

     "Late Charges" means charges or fees to Cardholders for late payments on Accounts which charges or fees are set by Bank from time to time and instituted and implemented by Bank.

     "Lien" shall mean any mortgage or deed of trust, pledge, hypothecation, assignment, deposit arrangement, lien, charge, claim, security interest (including, without limitation, any interest of a buyer of accounts or chattel paper which is subject to Article 9 of the UCC), encumbrance, preference, priority or other security or preferential arrangement of any kind or nature whatsoever (including, without limitation, any lease or title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing, and the filing of, or agreement to file, any financing statement pursuant to the UCC).

     "Operating Procedures" means the written instructions and procedures in connection with the Program set forth in the Operating Manual, as established by Bank and as the same may be supplemented, amended or modified by Bank from time to time, including, without limitation, any advertising guidelines.

     "Other Charges" means any and all other charges on an Account (other than finance charges, Late Charges, and Returned Check Charges) set, instituted and implemented by Bank to the extent permitted by law.

     "Person" means and includes any individual, sole proprietor, partnership, limited liability company, joint venture, corporation, trust, association, corporation, institution, public benefit corporation, entity, unincorporated organization or government (whether federal, state, county, city municipal or otherwise, including, without limitation, any instrumentality, division, agency, body or department thereof).

     "Program" means the credit card program established by this Agreement and the Program Agreement and made available to qualified Cardholders for the purchase of Goods and/or Services sold or supplied by Ethan Allen or Authorized Dealers. The term "Program" includes the extension of credit, billings, collections, accounting between the parties, and all aspects of the customized revolving credit plan established by Bank as contemplated herein.

     "Program Accounts Portfolio" means the aggregate of all outstanding Accounts established and owned by Bank under this Agreement.

     "Program Agreement" means the Amended and Restated Consumer Credit Card Program Agreement by between Bank and Ethan Allen establishing the customized revolving credit plan described herein for Ethan Allen and all Authorized Dealers.

     "Promotional Credit Sale Charge Slip" means a Charge Slip evidencing a purchase on an Account under a Credit-based Promotion specified in Paragraph 11 hereof.

     "Promotional Sales Mix" means that percentage of sales of Goods and/or Services which are based on any Credit-based Promotion taken in the aggregate offered by Ethan Allen or an Authorized Dealer in connection with any Purchases.

     "Purchase" means any Store Purchase and any Absentee Transaction.

     "Qualified Special Order Deposit" means a Special Order Deposit which does not exceed one third (1/3) of the total purchase price of the Goods and/or Services with respect to which such Special Order Deposit is made.

     "Restocking Fee" means any Credit Card surcharge, Credit Card Application fees, cancellation or restocking fees or any similar processing fees to an Account.

     "Returned Check Charges" means charges or fees to Cardholders for returned checks received by Bank or Authorized Dealers as payment on an Account, which charges are set by Bank from time to time and instituted and implemented by Bank.

     "Service Fees" means the amount(s) owed to Bank by Dealer in respect of funds advanced to Dealer on behalf of Cardholders as the same may be changed by Bank from time to time in its sole discretion.

     "Special Order" means an order by a Cardholder in connection with an Account for Goods and/or Services from a factory or distribution center owned by Ethan Allen and not from Dealer's inventory or a floor sample at the Authorized Dealer's premises nor in the inventory of, or a floor sample at, any other store owned or operated by Dealer.

     "Special Order Deposit" means a deposit made in connection with a Special Order which deposit is advanced by Bank on a Special Order prior to delivery thereof.

     "Store Purchase" means a purchase of any of the Goods and/or Services from an Authorized Dealer where the Account information necessary to effect the purchase is provided when the customer is present at an Authorized Dealer Store (and not over the Internet or through a Dealer website).

     "UCC" means the Uniform Commercial Code, as now constituted or hereafter amended, as in effect in the state of Georgia.

     "Unpaid Returned Goods" means any Goods that are returned to Dealer if such return results in an obligation of Dealer to make any payment to Bank under this Agreement (including, without limitation, any obligation to repurchase any Account which arose in connection with the sale of such Goods) or gives Bank any right to reduce the amount of any payments which would otherwise have been made under Paragraph 10; provided, however, that such Goods shall cease to be "Unpaid Returned Goods" when Bank has received from Dealer full payment of such obligation or has reduced a payment made under Paragraph 10 thereof.

27. ACCEPTANCE BY BANK AND DEALER; EFFECTIVE DATE. This Agreement may be accepted by Bank in Georgia either by signing and returning to us a copy hereof or by issuing a check or draft or otherwise advancing funds in connection with the first Account or Charge Transaction Data submitted to Bank after Bank receives in Georgia a copy of this Agreement executed by us. In the latter case, the date of acceptance will be the date of the check, draft or other advance. This Agreement may be accepted by us either by signing and returning to Bank in Georgia a copy hereof or by submitting an Account or any Charge Transaction Data to Bank after we have received a copy of this Agreement executed by Bank. In the latter case, the date of acceptance will be the date of submission of the Account or Charge Transaction Data to Bank. The amendments to our existing Dealer Agreement effected through this Agreement shall become effective on the later of April 5, 2000 or the date when this Agreement has been accepted by both parties hereto. Any Accounts or Charge Transaction Data submitted, and any settlements effected, prior to such effective date shall be governed by our existing Dealer Agreement.

     IN WITNESS WHEREOF this Agreement is executed and submitted to the Bank by the undersigned this _____ day of _______________.

                            [NAME OF DEALER]
                            DEALERSHIP STREET ADDRESS


                            By:-------------------------------------------------
                            Title:----------------------------------------------


                            By:-------------------------------------------------
                            Title:----------------------------------------------


                            ACCEPTED:  Date:------------------------------------

                            MONOGRAM  CREDIT  CARD BANK OF  GEORGIA
                            7840 Roswell Road, Building 100, Suite 200 Atlanta, GA 30350


                            By:-------------------------------------------------
                            Title:----------------------------------------------

                                 Schedule 11(c)
                                       To
      Amended and Restated Ethan Allen Credit Card Program Dealer Agreement







    -------------------------------------------------------------------------
                                 Discount Matrix

    Promotional                 3 Month             6 Month             12 Month
    Sales Mix                   Aff/Skp             Aff/Skp             Aff/Skp
    ---------                   -------             -------             -------
    0.00% - 60.00%              1.00%               2.50%                 7.00%
    60.01% - 65.00%             1.25%               3.00%                 8.00%
    65.01% - 70.00%             1.50%               3.50%                 9.00%
    70.01% - 80.00%             1.75%               4.00%                10.00%
    80.01% +                    2.00%               4.50%                11.00%

* Discount adjusted quarterly predicated on previous six month rolling promotional mix average.
     ---------------------------------------------------------------------------

                                 Schedule 22(b)
                                       To
      Amended and Restated Ethan Allen Credit Card Program Dealer Agreement




            Potentially Competing Security Interests and Potentially
                         Competing Financing Statements


                                      None.

                                    EXHIBIT B
                             (to Program Agreement)

                             INTERCREDITOR AGREEMENT

     THIS INTERCREDITOR AGREEMENT (this "Agreement") is entered into as of _____________ by ETHAN ALLEN INC., a Delaware corporation ("Creditor"), in favor of MONOGRAM CREDIT CARD BANK OF GEORGIA, a Georgia banking corporation ("Monogram"). Capitalized terms used in this Agreement and not otherwise defined herein shall have the definitions set forth in Section 7 hereof.

                                    RECITALS

     A. ___________________ ("Retailer") and Monogram are parties to that certain Amended and Restated Consumer Credit Card Program Agreement dated February 22, 2000, which creates a program under which Monogram will establish credit card accounts and extend credit to persons buying merchandise and services from Retailer ("Customers"). Such program, as it may be modified from time to time, is referred to in this Agreement as the "Program," and such agreement, as amended from time to time, is referred to in this Agreement as the "Program Agreement."

     B. Retailer has granted to Creditor a security interest in certain of Retailer's inventory and the proceeds thereof.

     C. Creditor's execution and delivery of this Agreement is a material condition to the continuation and performance of the Program and Monogram's continued extensions of credit to consumers of Retailer thereunder.

     NOW, THEREFORE, Creditor hereby agrees as follows:

     1. DISCLAIMER AND SUBORDINATION OF INTEREST. Creditor agrees that it does not and shall not have or assert any security or other interests in, or any rights with respect to, any Bank Property (other than any Unpaid Returned Goods), and Creditor hereby waives any and all such rights and interests. Creditor hereby subordinates any security or other interest it may now have or hereafter acquire in any Unpaid Returned Goods to the security and other interests that Monogram may now have or hereafter acquire in such Unpaid Returned Goods.

     2. RIGHTS OF SETOFF AND RECOUPMENT. Creditor agrees that any right, title or interest it may now assert of hereafter acquire in or with respect to any Contractual Rights shall be subject and subordinate to all right of setoff, recoupment, netting or other adjustment in amounts owing that Monogram may now have or hereafter acquire with respect to any Contractual Rights.

     3. GOVERNING LAW; ENTIRE AGREEMENT; AMENDMENT. This Agreement shall be governed by and construed in accordance with the laws of the State of Georgia (other than its choice of law rules). This Agreement embodies the entire agreement between the parties regarding the subject matter of this Agreement. No modification, amendment, or waiver of any provision of this Agreement shall be effective unless signed in writing by the party against whom such modification, amendment or waiver is sought to be enforced.

     4. CONTINUATION OF AGREEMENT. Creditor acknowledges that, in reliance on this Agreement, Monogram has or will acquire rights in Bank Property and will extend credit to Customers. Unless Monogram agrees in writing to an earlier termination of this Agreement, this Agreement shall continue in effect until the later of the termination of the Program Agreement and the payment in full of all amounts owing thereunder or with respect to any Bank Property.

     5. LIMIT ON ASSIGNMENTS. Creditor shall not assign any or all of the Creditor Filings or any such other financing statements it has or hereafter may file against Retailer, or any of them, unless prior to such assignment, such assignment is made subject to the terms of this Agreement and Monogram is provided a copy of such assignment or the assignee executes in favor of Monogram an intercreditor agreement substantially similar to this Agreement.

     6. AMENDMENT OF FINANCING STATEMENTS. Upon the request of Monogram, Creditor shall file amendments to the Creditor Filings, which amendment shall clarify that the security interests established therein are subject to the terms of this Agreement. Bank shall be responsible for preparing any such amendment.

     7. CERTAIN DEFINED TERMS. As used herein, the following terms shall have the following meanings:

          "Bank Property" means all of the property referred to in Exhibit A attached hereto.

          "Contractual Rights" means all deposits, escrow accounts, credit balances and/or reserves now or hereafter on the books of Monogram relating to the Bank Property and any other amounts now or hereafter owing by Monogram under or in connection with the Program Agreement.

          "Creditor Filings" means and includes any and all financing statements filed in any jurisdictions under which Creditor is secured party and Retailer is debtor and which covers or purports to cover any of the Bank Property.

          "Unpaid Returned Goods" has the meaning set forth on Exhibit A hereto.

     IN WITNESS WHEREOF, Creditor executed this Agreement as of the date first above written.

                              -----------------------------------
                              (Creditor)


                              -----------------------------------
                              By:      _____________________________
                              Its:     _____________________________
                              Address: _____________________________
                                       _____________________________
                                       _____________________________

                                    EXHIBIT A
                          (to Intercreditor Agreement)

All of Retailer's right, title and interest, if any, now owned or existing or hereafter acquired or arising in, to and under the following property (in each case, existing at any time, past, present or future): (A) all Accounts, Account Documentation and Indebtedness; (B) all deposits, credit balances and reserves, if any, on Monogram's books relative to any Accounts, including, without limitation, the Collateral Account; (C) all Unpaid Returned Goods; and (D) all proceeds of the foregoing.

Capitalized terms used in the foregoing collateral description (or in the following definitions) shall have the meanings set forth below.

"ACCOUNT" means and includes any and all of the following, whether now existing or hereafter arising: (i) Credit Card Agreements; (ii) Account Documentation;
(iii) accounts, accounts receivable, Indebtedness, other receivables, contract rights, choses in action, general intangibles, chattel paper, instruments, documents and notes, Program Documents and contract rights related to, comprising, securing or evidencing the obligations under or the receivables from any Credit Card Agreements or Account Documentation and all proceeds of all of the foregoing; (iv) rights as to any goods or other property which is represented thereby or is security or collateral therefor; (v) guarantees, claims, security interests, or other security held by or granted to Monogram to secure payment by any person with respect thereto; (vi) proceeds relating to Insurance Programs and Value-Added Programs; and (vii) other rights, remedies, benefits, interests and titles, both legal and equitable, to which Monogram may now or at anytime hereafter be entitled in respect of the foregoing.

"ACCOUNT DOCUMENTATION" means with respect to an Account, any and all documentation relating to such Account, including without limitation, Program Documents, credit cards, credit card applications, Credit Card Agreements, charge transaction data, charge slips, credit clips, checks and stubs, credit bureau reports, adverse action information, change of terms notices, correspondence, memoranda, documents, instruments, certificates, agreements, invoices, and any other written information relating to such Account, in each case including any and all amendments or modifications thereto, and in each case, however stored or kept, provided however, that "Account Documentation" shall not include materials used for advertising or solicitations including, without limitation, advertising or solicitations of credit-based promotions.

"BANK DEALER AGREEMENT" means any Ethan Allen Credit Card Program Dealer Agreement entered into by an Ethan Allen dealer with Monogram in connection with the program established under the Program Agreement, as such Bank Dealer Agreement may be amended, restated, supplemented or replaced from time to time.

"COLLATERAL ACCOUNT" means the account established by Monogram pursuant to the Program Agreement upon certain draws under the letter of credit issued for the account of Retailer in connection with the Program Agreement and any similar account established by Monogram pursuant to the Program Agreement.

"CREDIT CARD AGREEMENT" means the open-end revolving credit agreement, either in physical or electronic form, between Monogram and each cardholder pursuant to which such cardholder may make purchases on credit provided by Monogram, together with any modifications or amendments which may be made to such agreement.

"INDEBTEDNESS" means any and all amounts owing from time to time with respect to an Account whether or not billed, including, without limitation, any unpaid balance, finance charges (inclusive of finance charges subject to possible reversals due to unexpired credit-based promotions), late charges, NSF fees, charges for Value-Added and Insurance Programs, over-limit fees and any other charges with respect to an Account.

"INSURANCE PROGRAM" means any program which may be offered through Monogram pursuant to the Program Agreement under which Monogram, any insurance company, or any other third party makes available insurance coverage to cardholders.

"PROGRAM AGREEMENT" means that certain Amended and Restated Consumer Credit Card Program Agreement dated as of February 22, 2000 between Retailer and Monogram, as amended, supplemented, modified or replaced from time to time.

"PROGRAM DOCUMENTS" means credit card applications, Credit Card Agreements, credit cards, credit card mailers, Bank Dealer Agreements and such other documents as are required by law.

"UNPAID RETURNED GOODS" means any means any merchandise that is returned by Customers to any Retailer if such return results in an obligation of any Retailer to make any payment to Monogram under the Program Agreement (including, without limitation, any obligation to repurchase any Account which arose in connection with the sale of such merchandise) or gives Monogram any right to reduce the amount of any payment which would otherwise have been made under to Retailer under the Program Agreement; provided, however, that such merchandise shall cease to be "Unpaid Returned Goods" when Monogram has received from Retailer full payment of such obligation or has reduced a payment made to Retailer under the Program Agreement in respect of such obligation.

"VALUE-ADDED PROGRAM" means any products or services which may be offered by or through Monogram to Cardholders pursuant to the Program Agreement including, without limiting the foregoing, credit card protection plans, continuity memberships, legal services plans, and auto clubs; provided, however, that "Value-Added Programs" shall not include credit insurance or any other Insurance Program.

                                    EXHIBIT C
                             (to Program Agreement)

                                PARENT GUARANTEE

     For value received and to induce Monogram Credit Card Bank of Georgia (herein called the "Bank") to extend financial accommodations to or for the benefit of Ethan Allen Inc. ("Ethan Allen"), a Delaware corporation with offices located at Ethan Allen Drive, P.O. Box 1966, Danbury, Connecticut 06813-1966, the undersigned ("Guarantor") hereby absolutely and unconditionally guarantees payment to the Bank when due (whether at scheduled maturity, by declaration or otherwise) of any and all indebtedness, liabilities and obligations now or hereafter owing by Ethan Allen to Bank under or in connection with that certain Amended and Restated Consumer Credit Card Program Agreement of even date herewith, as such agreement may be amended, restated, supplemented or replaced from time to time (the "Program Agreement"), including interest, penalties, and/or damages thereon (collectively herein called the "Guaranteed Debt"). This Guaranty is a guaranty of payment and not merely of collection.

     Guarantor owns a majority of the common stock of Ethan Allen, and Guarantor will derive substantial direct and indirect benefit from its execution and delivery of this Guarantee. In addition, Guarantor is entering into this Guarantee pursuant to its obligation to doso under the Program Agreement and with the understanding that this Guarantee is a material condition to Bank's continuation of the credit program established by the Program Agreement.

     Guarantor hereby waives presentment, demand and protest; notice of acceptance of this Guaranty; notice of the creation of any Guaranteed Debt, of any default and of protest, dishonor, or other action taken in reliance hereon; all demands and notices of any kind in connection with this guaranty of the Guaranteed Debt; and all diligence in collection or protection of or realization upon any of the Guaranteed Debt.

     Bank may, from time to time, either before or after any notice of discontinuance of this Guaranty, without notice to or consent of Guarantor and without in any way affecting any of Guarantor's liability or Bank's rights hereunder: (a) alter, accelerate, extend, renew, or change the time, place, manner or terms of payment of, or grant indulgences with respect to, any of the Guaranteed Debt; (b) increase or decrease the rate of interest on any of the Guaranteed Debt; (c) obtain the primary or secondary liability of any party or parties, in addition to Guarantor, with respect to any of the Guaranteed Debt;
(d) release or compromise any liability of Guarantor hereunder or any other party or parties primarily or secondarily liable on any of the Guaranteed Debt;
(e) release, foreclose on or otherwise enforce Bank's liens on any collateral securing any of the obligation of Ethan Allen to Bank, whether or not covered hereby; (f) apply to the Guaranteed Debt in such manner as Bank shall determine any sums received by it from Ethan Allen or from any other source to be applied to Ethan Allen's obligations; or (g) resort to Guarantor for payment of any or all of the Guaranteed Debt, whether or not Bank shall have resorted to any property securing any of the Guaranteed Debt or shall have proceeded against Ethan Allen, any other guarantor or any other party primarily or secondarily liable on any of the Guaranteed Debt.

     This Guaranty shall be a continuing guaranty and shall be binding upon Guarantor regardless of how long before or after the date hereof any Guaranteed Debt was or is incurred.

     Guarantor agrees that this Guaranty shall continue to be effective, or shall be reinstated as the case may be, if at any time any payment to Bank of any of the Guaranteed Debt is rescinded or must be restored or returned by Bank upon the insolvency, bankruptcy or reorganization of Ethan Allen, all as though such payment had not been made. Guarantor hereby irrevocably waives all claims he or she has or may acquire against Ethan Allen in respect of the Guaranteed Debt, including rights of exoneration, reimbursement and subrogation.

     This Guaranty is assignable by Bank and shall inure to the benefit of Bank, its successors and assigns. This Guaranty may not be assigned by Guarantor without the express written consent of Bank, which consent will be given or withheld in Bank's sole discretion.

     Guarantor understands, agrees, and hereby authorizes Bank to periodically request, receive, and to exchange references and data that Bank, in its sole discretion, deems pertinent to Guarantor's creditworthiness and/or financial condition, including requesting reports from credit reporting agencies.

     This Guaranty may not be amended except by written instrument signed by Bank and Guarantor. No delay by Bank in exercising any of its rights or partial or single exercise of its rights shall operate as a waiver of that or any other right. The exercise of one or more of Bank's rights shall not be a waiver of, nor preclude the exercise of, any rights or remedies available under this Guaranty, in law, or in equity.

     All notices, demands and other communications hereunder shall be in writing and shall be sent by facsimile or nationally recognized overnight courier service addressed to the party to whom such notice or other communication is to be given or made at such party's address as set forth below, or to such other address as such party may designate in writing to the other party from time to time in accordance with the provisions hereof and shall be deemed effective upon actual receipt.

     This Guaranty and all rights and obligations hereunder shall be governed by and construed in accordance with the substantive laws of the State of Georgia. If any provision of this Guaranty is held to be invalid, void or unenforceable, all other provisions shall remain valid and be enforced and construed as if such invalid provision were never a part of this Guaranty. Guarantor agrees to pay all expenses (including reasonable attorneys' fees and legal expenses) incurred by Bank to collect the Guaranteed Debt and in enforcing this Guaranty.


                                                ETHAN ALLEN INTERIORS, INC.



Date:-----------------------------------        By:-----------------------------
                                                Title:--------------------------


Addresses for Notices:

To Bank:
7840 Roswell Road

To Retailer:
Building 100, Suite 200
Atlanta, GA 30350
Attn: President
Telefax: (770) 353-2464

      with a copy to:

7840 Roswell Road
Building 100, Suite 200
Attn: Counsel
Telefax: (203) 961-5149

To Guarantor:

Ethan Allen Interiors, Inc.
Ethan Allen Drive
Danbury, CT 06811
Attn: Chairman, President and CEO
Telefax: (203) 743-8524
         with a copy to:

Ethan Allen Interiors Inc.
Ethan Allen Drive
Danbury, CT 06811
Attn: Director of Credit Programs
Telefax: (203) 743-8214

                                    EXHIBIT D
                             (to Program Agreement)

                              SUBSIDIARY GUARANTEE

     For value received and to induce Monogram Credit Card Bank of Georgia (herein called the "Bank") to extend financial accommodations to or for the benefit of Ethan Allen Inc. ("Ethan Allen"), a Delaware corporation with offices located at Ethan Allen Drive, P.O. Box 1966, Danbury, Connecticut 06813-1966, the undersigned ("Guarantor") hereby absolutely and unconditionally guarantees payment to the Bank when due (whether at scheduled maturity, by declaration or otherwise) of any and all indebtedness, liabilities and obligations now or hereafter owing by Ethan Allen to Bank under or in connection with that certain Amended and Restated Consumer Credit Card Program Agreement of even date herewith, as such agreement may be amended, restated, supplemented or replaced from time to time (the "Program Agreement"), including interest, penalties, and/or damages thereon (collectively herein called the "Guaranteed Debt"). This Guaranty is a guaranty of payment and not merely of collection.

     Guarantor will derive substantial direct and indirect benefit from its execution and delivery of this Guarantee. In addition, Guarantor is entering into this Guarantee with the understanding that this Guarantee is a material condition to Bank's entry into the Program Agreement.

     Guarantor hereby waives presentment, demand and protest; notice of acceptance of this Guaranty; notice of the creation of any Guaranteed Debt, of any default and of protest, dishonor, or other action taken in reliance hereon; all demands and notices of any kind in connection with this guaranty of the Guaranteed Debt; and all diligence in collection or protection of or realization upon any of the Guaranteed Debt.

     Bank may, from time to time, either before or after any notice of discontinuance of this Guaranty, without notice to or consent of Guarantor and without in any way affecting any of Guarantor's liability or Bank's rights hereunder: (a) alter, accelerate, extend, renew, or change the time, place, manner or terms of payment of, or grant indulgences with respect to, any of the Guaranteed Debt; (b) increase or decrease the rate of interest on any of the Guaranteed Debt; (c) obtain the primary or secondary liability of any party or parties, in addition to Guarantor, with respect to any of the Guaranteed Debt;
(d) release or compromise any liability of Guarantor hereunder or any other party or parties primarily or secondarily liable on any of the Guaranteed Debt;
(e) release, foreclose on or otherwise enforce Bank's liens on any collateral securing any of the obligation of Ethan Allen to Bank, whether or not covered hereby; (f) apply to the Guaranteed Debt in such manner as Bank shall determine any sums received by it from Ethan Allen or from any other source to be applied to Ethan Allen's obligations; or (g) resort to Guarantor for payment of any or all of the Guaranteed Debt, whether or not Bank shall have resorted to any property securing any of the Guaranteed Debt or shall have proceeded against Ethan Allen, any other guarantor or any other party primarily or secondarily liable on any of the Guaranteed Debt.

     This Guaranty shall be a continuing guaranty and shall be binding upon Guarantor regardless of how long before or after the date hereof any Guaranteed Debt was or is incurred. Notwithstanding the foregoing, however, Guarantor may limit his or her obligations hereunder by delivery of a written notice of discontinuance to Bank. Such notice of discontinuance will limit Guarantor's obligations hereunder to (a) Guaranteed Debt outstanding or contracted or committed for (whether or not outstanding) on or before Bank's receipt of such notice; (b) any extensions, renewals or modifications of such Guaranteed Debt; and (c) any additional fees and expenses incurred by Bank (including reasonable attorneys' fees and costs in seeking to enforce or collect such Guaranteed
Debt).

     Guarantor agrees that this Guaranty shall continue to be effective, or shall be reinstated as the case may be, if at any time any payment to Bank of any of the Guaranteed Debt is rescinded or must be restored or returned by Bank upon the insolvency, bankruptcy or reorganization of Ethan Allen, all as though such payment had not been made. Guarantor hereby irrevocably waives all claims he or she has or may acquire against Ethan Allen in respect of the Guaranteed Debt, including rights of exoneration, reimbursement and subrogation.

     This Guaranty is assignable by Bank and shall inure to the benefit of Bank, its successors and assigns. This Guaranty may not be assigned by Guarantor without the express written consent of Bank, which consent will be given or withheld in Bank's sole discretion.

     Guarantor understands, agrees, and hereby authorizes Bank to periodically request, receive, and to exchange references and data that Bank, in its sole discretion, deems pertinent to Guarantor's creditworthiness and/or financial condition, including requesting reports from credit reporting agencies.

     This Guaranty may not be amended except by written instrument signed by Bank and Guarantor. No delay by Bank in exercising any of its rights or partial or single exercise of its rights shall operate as a waiver of that or any other right. The exercise of one or more of Bank's rights shall not be a waiver of, nor preclude the exercise of, any rights or remedies available under this Guaranty, in law, or in equity.

     All notices, demands and other communications hereunder shall be in writing and shall be sent by facsimile or nationally recognized overnight courier service addressed to the party to whom such notice or other communication is to be given or made at such party's address as set forth below, or to such other address as such party may designate in writing to the other party from time to time in accordance with the provisions hereof and shall be deemed effective upon actual receipt.

     This Guaranty and all rights and obligations hereunder shall be governed by and construed in accordance with the substantive laws of the State of Georgia. If any provision of this Guaranty is held to be invalid, void or unenforceable, all other provisions shall remain valid and be enforced and construed as if such invalid provision were never a part of this Guaranty. Guarantor agrees to pay all expenses (including attorneys' fees and legal expenses) incurred by Bank to collect the Guaranteed Debt and in enforcing this Guaranty.




                                       ETHAN ALLEN MARKETING CORPORATION



Date: February 22, 2000                By:--------------------------------------
                                       Title:-----------------------------------





Addresses for Notices:

To Bank:

7840 Roswell Road
Building 100, Suite 200
Atlanta, GA 30350
Attn: President
Telefax: (770) 353-2464

      with a copy to:

7840 Roswell Road
Building 100, Suite 200
Attn: Counsel
Telefax: (203) 961-5149

To Guarantor:

Ethan Allen Marketing Corporation
Ethan Allen Drive
Danbury, CT 06811
Attn: Chairman, President and CEO
Telefax: (203) 743-8524

         with a copy to:

Ethan Allen Marketing Corporation
Ethan Allen Drive
Danbury, CT 06811
Attn: Director of Credit Programs
Telefax: (203) 743-8214

                                    EXHIBIT E
                             (to Program Agreement)

                              SUBSIDIARY GUARANTEE

     For value received and to induce Monogram Credit Card Bank of Georgia (herein called the "Bank") to extend financial accommodations to or for the benefit of Ethan Allen Inc. ("Ethan Allen"), a Delaware corporation with offices located at Ethan Allen Drive, P.O. Box 1966, Danbury, Connecticut 06813-1966, the undersigned ("Guarantor") hereby absolutely and unconditionally guarantees payment to the Bank when due (whether at scheduled maturity, by declaration or otherwise) of any and all indebtedness, liabilities and obligations now or hereafter owing by Ethan Allen to Bank under or in connection with that certain Amended and Restated Consumer Credit Card Program Agreement of even date herewith, as such agreement may be amended, restated, supplemented or replaced from time to time (the "Program Agreement"), including interest, penalties, and/or damages thereon (collectively herein called the "Guaranteed Debt"). This Guaranty is a guaranty of payment and not merely of collection.

     Guarantor will derive substantial direct and indirect benefit from its execution and delivery of this Guarantee. In addition, Guarantor is entering into this Guarantee with the understanding that this Guarantee is a material condition to Bank's entry into the Program Agreement.

     Guarantor hereby waives presentment, demand and protest; notice of acceptance of this Guaranty; notice of the creation of any Guaranteed Debt, of any default and of protest, dishonor, or other action taken in reliance hereon; all demands and notices of any kind in connection with this guaranty of the Guaranteed Debt; and all diligence in collection or protection of or realization upon any of the Guaranteed Debt.

     Bank may, from time to time, either before or after any notice of discontinuance of this Guaranty, without notice to or consent of Guarantor and without in any way affecting any of Guarantor's liability or Bank's rights hereunder: (a) alter, accelerate, extend, renew, or change the time, place, manner or terms of payment of, or grant indulgences with respect to, any of the Guaranteed Debt; (b) increase or decrease the rate of interest on any of the Guaranteed Debt; (c) obtain the primary or secondary liability of any party or parties, in addition to Guarantor, with respect to any of the Guaranteed Debt;
(d) release or compromise any liability of Guarantor hereunder or any other party or parties primarily or secondarily liable on any of the Guaranteed Debt;
(e) release, foreclose on or otherwise enforce Bank's liens on any collateral securing any of the obligation of Ethan Allen to Bank, whether or not covered hereby; (f) apply to the Guaranteed Debt in such manner as Bank shall determine any sums received by it from Ethan Allen or from any other source to be applied to Ethan Allen's obligations; or (g) resort to Guarantor for payment of any or all of the Guaranteed Debt, whether or not Bank shall have resorted to any property securing any of the Guaranteed Debt or shall have proceeded against Ethan Allen, any other guarantor or any other party primarily or secondarily liable on any of the Guaranteed Debt.

     This Guaranty shall be a continuing guaranty and shall be binding upon Guarantor regardless of how long before or after the date hereof any Guaranteed Debt was or is incurred. Notwithstanding the foregoing, however, Guarantor may limit his or her obligations hereunder by delivery of a written notice of discontinuance to Bank. Such notice of discontinuance will limit Guarantor's obligations hereunder to (a) Guaranteed Debt outstanding or contracted or committed for (whether or not outstanding) on or before Bank's receipt of such notice; (b) any extensions, renewals or modifications of such Guaranteed Debt; and (c) any additional fees and expenses incurred by Bank (including reasonable attorneys' fees and costs in seeking to enforce or collect such Guaranteed
Debt).

     Guarantor agrees that this Guaranty shall continue to be effective, or shall be reinstated as the case may be, if at any time any payment to Bank of any of the Guaranteed Debt is rescinded or must be restored or returned by Bank upon the insolvency, bankruptcy or reorganization of Ethan Allen, all as though such payment had not been made. Guarantor hereby irrevocably waives all claims he or she has or may acquire against Ethan Allen in respect of the Guaranteed Debt, including rights of exoneration, reimbursement and subrogation.

     This Guaranty is assignable by Bank and shall inure to the benefit of Bank, its successors and assigns. This Guaranty may not be assigned by Guarantor without the express written consent of Bank, which consent will be given or withheld in Bank's sole discretion.

     Guarantor understands, agrees, and hereby authorizes Bank to periodically request, receive, and to exchange references and data that Bank, in its sole discretion, deems pertinent to Guarantor's creditworthiness and/or financial condition, including requesting reports from credit reporting agencies.

     This Guaranty may not be amended except by written instrument signed by Bank and Guarantor. No delay by Bank in exercising any of its rights or partial or single exercise of its rights shall operate as a waiver of that or any other right. The exercise of one or more of Bank's rights shall not be a waiver of, nor preclude the exercise of, any rights or remedies available under this Guaranty, in law, or in equity.

     All notices, demands and other communications hereunder shall be in writing and shall be sent by facsimile or nationally recognized overnight courier service addressed to the party to whom such notice or other communication is to be given or made at such party's address as set forth below, or to such other address as such party may designate in writing to the other party from time to time in accordance with the provisions hereof and shall be deemed effective upon actual receipt.

     This Guaranty and all rights and obligations hereunder shall be governed by and construed in accordance with the substantive laws of the State of Georgia. If any provision of this Guaranty is held to be invalid, void or unenforceable, all other provisions shall remain valid and be enforced and construed as if such invalid provision were never a part of this Guaranty. Guarantor agrees to pay all expenses (including attorneys' fees and legal expenses) incurred by Bank to collect the Guaranteed Debt and in enforcing this Guaranty.



                                       ETHAN ALLEN MANUFACTURING CORPORATION




Date: February 22, 2000                By:--------------------------------------
                                       Title:-----------------------------------


Addresses for Notices:

To Bank:

7840 Roswell Road
Building 100, Suite 200
Atlanta, GA 30350
Attn: President
Telefax: (770) 353-2464

      with a copy to:

7840 Roswell Road
Building 100, Suite 200
Attn: Counsel
Telefax: (203) 961-5149

To Guarantor:

Ethan Allen Manufacturing Corporation
Ethan Allen Drive
Danbury, CT 06811
Attn: Chairman, President and CEO
Telefax: (203) 743-8524

         with a copy to:

Ethan Allen Manufacturing Corporation
Ethan Allen Drive
Danbury, CT 06811
Attn: Director of Credit Programs
Telefax: (203) 743-8214

                                    EXHIBIT F
                             (to Program Agreement)

                              OFFICER'S CERTIFICATE


To:      Monogram Credit Card Bank of Georgia

Ladies and Gentlemen:

Reference is made to that certain Amended and Restated Consumer Credit Card Program Agreement dated as of February 22, 2000 between Monogram Credit Card Bank of Georgia, a Georgia banking corporation (together with its successors, assigns and transferees, the "Bank") and Ethan Allen Inc., a Delaware corporation ("Retailer") (as amended, restated, extended, supplemented or otherwise modified in writing from time to time, the "Agreement;" the terms defined therein being used herein as therein defined).

The undersigned chief financial officer of Retailer hereby certifies as of the date hereof that the attached (unaudited) financial statements of Ethan Allen Inc. ("Retailer") were prepared in accordance with generally accepted accounting principles applied on a consistent basis and present fairly the consolidated financial position and the results of operations of Retailer for the period ended _____________, 200__.

IN WITNESS WHEREOF, the undersigned has executed this certificate as of -------------------, ------------.

                                       ETHAN ALLEN INC.



                                       By:--------------------------------------

                                       Name:------------------------------------

                                       Title:-----------------------------------

                                    EXHIBIT G
                             (to Program Agreement)

                              OFFICER'S CERTIFICATE


To:      Monogram Credit Card Bank of Georgia

Ladies and Gentlemen:

Reference is made to that certain Amended and Restated Consumer Credit Card Program Agreement dated as of February 22, 2000 between Monogram Credit Card Bank of Georgia, a Georgia banking corporation (together with its successors, assigns and transferees, the "Bank") and Ethan Allen Inc., a Delaware corporation ("Retailer") (as amended, restated, extended, supplemented or otherwise modified in writing from time to time, the "Agreement;" the terms defined therein being used herein as therein defined).

The undersigned chief financial officer of Retailer hereby certifies as of the date hereof that the representations and warranties of Ethan Allen Interiors, Inc. below the signature page of the Program Agreement are true and correct.

IN WITNESS WHEREOF, the undersigned has executed this certificate as of -------------------, ------------.

                                       ETHAN ALLEN INC.



                                       By:--------------------------------------

                                       Name:------------------------------------

                                       Title:-----------------------------------

                                                                      EXHIBIT 23

                         CONSENT OF INDEPENDENT AUDITORS



The Board of Directors
Ethan Allen Interiors Inc:

We consent to the incorporation by reference in the registration statements (Nos. 333-47935 and 333-26949) on Form S-8 of Ethan Allen Interiors Inc. of our report dated July 28, 2000, relating to the consolidated balance sheets of Ethan Allen Interiors Inc. and Subsidiary as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2000, and related financial statement schedule, which report appears in the June 30, 2000 annual report on Form 10-K of Ethan Allen Interiors Inc.

                                                                    /s/ KPMG LLP

Stamford, Connecticut
September 11, 2000