Form 10-Q
period 2000-09-30
ETHAN ALLEN INTERIORS INC
filed 2000-11-13
CIK 896156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2000
                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number:                    1-11692


                  Ethan Allen Interiors Inc.; Ethan Allen Inc.;
                       Ethan Allen Marketing Corporation;
                      Ethan Allen Manufacturing Corporation
             (Exact name of registrant as specified in its charter)

            Delaware                                    06-1275288
(State or other jurisdiction of
 incorporation or organization)                  (I.R.S. Employer ID No.)

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


                         39,363,180 at October 31, 2000

                           ETHAN ALLEN INTERIORS INC.
                                 AND SUBSIDIARY
                                      INDEX

                                                                          PAGE

Part I.  Financial Information:

    Item 1.       Consolidated  Financial  Statements  as of
                  September 30, 2000 (unaudited) and June 30, 2000 and for the three months ended
                  September 30, 2000 and 1999 (unaudited)

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

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                    September 30,
                                                        2000          June 30,
                                                     (unaudited)        2000
                                                     -----------        ----
ASSETS
Current assets:
  Cash and cash equivalents                          $  30,359       $  14,024
  Accounts receivable, less allowances of $2,215
   and $2,751 at September 30, 2000 and
   June 30, 2000, respectively                          34,664          34,336
  Inventories                                          161,819         159,006
  Prepaid expenses and other current assets             24,273          17,670
  Deferred income taxes                                 11,554          10,751
        Total current assets                           262,669         235,787

Property, plant and equipment, net                     251,119         247,738
Intangibles, net                                        54,063          54,770
Other assets                                             7,598           5,276
        Total assets                                 $ 575,449       $ 543,571

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and
   capital lease obligations                         $     373       $   8,420
  Accounts payable                                      85,410          65,879
  Accrued expenses                                      14,347          11,003
  Accrued compensation and benefits                     20,697          22,966
        Total current liabilities                      120,827         108,268

Long-term debt                                           9,455           9,487
Other long-term liabilities                              1,620           1,593
Deferred income taxes                                   33,912          33,714
        Total liabilities                              165,814         153,062

Commitments and contingencies

Shareholders' equity:
Class A common stock, par value $.01, 150,000,000
  shares authorized,  45,071,726
  and 45,081,384 shares issued at
  September 30, 2000 and
  June 30, 2000, respectively                              451             451
Preferred stock, par value $.01, 1,055,000 shares
  authorized, no shares issued and outstanding
  at September 30, 2000 and June 30, 2000                    -              -
Additional paid-in capital                             272,924         272,710
                                                       273,375         273,161
Less: Treasury stock (at cost), 5,682,196 shares
  at September 30, 2000 and 5,674,278 shares at
  June 30, 2000                                       (128,708)       (128,493)
                                                       144,667         144,668
Retained earnings                                      264,968         245,841
        Total shareholders' equity                     409,635         390,509
        Total liabilities and shareholders' equity   $ 575,449       $ 543,571


See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                                           Three Months
                                                        Ended September 30,
                                                       2000             1999
                                                       ----             ----
Net sales                                           $ 211,231        $ 189,592

Cost of sales                                         111,522          101,071

       Gross profit                                    99,709           88,521

Operating expenses:

Selling                                                38,078           33,458

General and administrative                             28,922           24,729

       Operating income                                32,709           30,334

Interest and other miscellaneous income, net              766              525

Interest and other related financing costs                196              349

       Income before income taxes                      33,279           30,510

Income tax expense                                     12,579           11,777

       Net income                                    $ 20,700         $ 18,733



Per share data:

Basic earnings per common share:

     Net income per basic share                      $   0.53         $   0.46

     Basic weighted average common
       shares outstanding                              39,405           40,856

Diluted earnings per common share:

     Net income per diluted share                    $   0.52         $   0.45

     Diluted weighted average common
       shares outstanding                              40,190           41,915



See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                               Three Months
                                                            Ended September 30,
                                                            2000         1999
                                                            ----         ----
Operating activities:
     Net income                                          $ 20,700     $ 18,733
     Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                      4,570        4,137
         Compensation (benefit) expense related to
            restricted stock award                           (330)         267
         Provision for deferred income taxes                 (605)      (5,610)
         Other non-cash (income) expense                     (636)          83
         Change in assets and liabilities:
              Accounts receivable                            (328)        (519)
              Inventories                                  (4,369)      (3,177)
              Prepaid and other current assets             (7,894)      (6,098)
              Accounts payable                              9,300       10,869
              Income taxes payable                         11,364       13,005
              Accrued expenses                              1,322         (936)
              Other                                          (196)          41
Net cash provided by operating activities                  32,898       30,795

Investing activities:
     Proceeds from the disposal of property, plant
       and equipment                                        2,315           34
     Capital expenditures                                  (9,185)     (11,885)
     Acquisition of businesses                                  -       (9,886)
     Other                                                    120          164
Net cash used in investing activities                      (6,750)     (21,573)

Financing activities:
     Borrowings on revolving credit facilities                  -       17,500
     Payments on revolving credit facilities               (8,000)     (15,500)
     Other payments on long-term debt and
       capital leases                                         (79)        (429)
     Increase in deferred financing costs                       -         (507)
     Net proceeds from issuance of common stock                51          236
     Dividends paid                                        (1,570)      (1,637)
     Payments to acquire treasury stock                      (215)      (4,454)
Net cash used in financing activities                      (9,813)      (4,791)

Net increase (decrease) in cash and cash
  equivalents                                              16,335        4,431
Cash and cash equivalents at beginning of period           14,024        8,968
Cash and cash equivalents at end of period               $ 30,359     $ 13,399


See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                      Three Months Ended September 30, 2000
                                   (Unaudited)
                             (Dollars in thousands)



                                    Additional
                                     Common         Paid-in          Treasury         Retained
                                      Stock         Capital            Stock          Earnings          Total
                                      -----         -------            -----          --------          -----

Balance at June 30, 2000             $ 451         $272,710         $(128,493)        $245,841        $390,509

  Issuance of common stock upon
    exercise of stock options
    and restricted stock award
    compensation (benefit)              -              (279)               -                -             (279)

  Purchase of 7,919 shares
    of treasury stock                   -                -               (215)              -             (215)

  Tax benefit associated with the
    exercise of employee options
    and warrants                        -               493                -                -              493

  Dividends declared on common
    stock                               -                -                 -            (1,573)         (1,573)

  Net income                            -                -                 -            20,700          20,700

Balance at September 30, 2000        $ 451         $272,924         $(128,708)        $264,968        $409,635



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


(2)      Interim Financial Presentation

         All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. In the opinion of the Company, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been included in the financial statements. The results of operations for the three months ended September 30, 2000, are not necessarily indicative of results for the fiscal year. It is suggested that the interim consolidated financial statements are read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

         Certain reclassifications have been made to prior year financial information in order to conform to the current year's presentation. These changes were made for disclosure purposes only and did not have an impact on previously reported results of operations or shareholders' equity.


(3)      New Accounting Standards

         In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities" and in 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of No. 133." These statements require that all derivative instruments be recognized on the balance sheet at fair value effective July 1, 2000. Derivatives that are not hedges should be adjusted to fair value through earnings. For derivatives that are effective hedges, changes in fair value of the derivative should be recorded in either other comprehensive income or earnings. The ineffective portion of the derivative classified as a hedge will be immediately recognized in earnings. The Company adopted these standards as required beginning July 1, 2000. Upon review of the Company's current contracts, it was determined that the Company has no derivative instruments as defined under these standards.


(4)      Inventories

         Inventories at September 30, 2000 and June 30, 2000 are summarized as follows (dollars in thousands):

                                         September 30,         June 30,
                                             2000                2000
                                             ----                ----

             Finished goods                $101,056            $103,787
             Work in process                 18,847              19,233
             Raw materials                   41,916              35,986
                                           $161,819            $159,006

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

         The Company is also a settling defendant for remedial design and construction activities at one of the sites. Over seventy-five percent of the remedial work has been performed at this site and Ethan Allen's portion of the remedial action should be completed in calendar year 2000. The Company believes that the resolution of such matter will not have a material adverse effect on its financial condition, results of operations or cash flows.


(6)      Earnings Per Share

         Basic and diluted earnings per share are calculated using the following share data (amounts in thousands):


                                                    Three Months Ended
                                                        September 30,
                                                    2000          1999
                                                    ----          ----
         Weighted  average  common  shares
           outstanding  for  basic calculation     39,405        40,856

         Add: Effect of stock options and
           warrants                                   785         1,059

          Weighted average common shares
            outstanding for diluted calculation    40,190        41,915


         Stock options to purchase 895,000 shares of common stock had an exercise price in excess of the average market price. These options have been excluded from the diluted earnings per share calculation since their effect is anti-dilutive.


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

         The following table presents segment information for the three months ended September 30, 2000 and 1999 (dollars in thousands):


                                                    Three Months Ended
                                                        September 30,
                                                   2000              1999
                                                   ----              ----
         Net Sales:
         Case Goods                             $ 87,818          $ 86,238
         Upholstery                               47,978            42,340
         Home Accessories                         22,327            20,368
         Other  (1)                                2,128             3,356
           Wholesale Net Sales                   160,251           152,302
         Retail                                   98,526            79,070
         Other  (2)                                1,704             1,705
         Elimination of inter-segment sales      (49,250)          (43,485)
           Consolidated Total                   $211,231          $189,592

         Operating Income:
         Case Goods                             $ 27,269          $ 30,537
         Upholstery                               14,493            12,887
         Home Accessories                          7,465             6,366
         Unallocated corporate expenses (3)      (23,209)          (21,515)
            Wholesale Operating Income            26,018            28,275
         Retail                                    5,843             2,803
         Other  (2)                                  163               352
         Eliminations  (6)                           685            (1,096)
           Consolidated Total                   $ 32,709          $ 30,334

         Capital Expenditures:
         Case Goods                             $  3,074          $  4,295
         Upholstery                                1,282               827
         Home Accessories                             45                53
         Other  (5)                                1,177             2,190
            Wholesale Capital Expenditures         5,578             7,365
         Retail                                    3,458             3,874
         Other  (2)                                  149               646
         Acquisition of businesses                     -             9,886
            Consolidated Total                  $  9,185          $ 21,771

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(7)      Segment Information   (continued)
                                                        September 30,
                                                   2000              1999
                                                   ----              ----
         Total Assets:
         Case Goods                             $128,410           $113,142
         Upholstery                               38,015             32,637
         Home Accessories                          2,393              6,769
         Corporate   (4)                         247,564            230,726
           Wholesale Total Assets                416,382            383,274
         Retail                                  177,164            150,615
         Other  (2)                                8,389              6,372
         Inventory Profit Elimination  (6)       (26,486)           (24,006)
            Consolidated Total                  $575,449           $516,255


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

         (4) Corporate assets primarily include assets from the corporate office and from the Company's distribution operations, including cash, receivables from independent dealers, finished goods inventory, property, plant and equipment, intangible assets, and deferred tax assets.

         (5) The Other category primarily includes the capital expenditures made by the corporate office for the Company's distribution operations.

         (6) Inventory profit elimination reflects the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when shipped to the retail customer.

         There are 29 independent retail stores located outside the United States. Approximately 2.4% of the Company's net sales are derived from sales to these retail stores.


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

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(8)      Wholly-Owned Subsidiary    (continued)

         The condensed balance sheets of Ethan Allen as of September 30, 2000 and June 30, 2000 are as follows (dollars in thousands):

                                             September 30,          June 30,
                                                 2000                 2000
                                                 ----                 ----

         Assets
         Current assets                       $ 262,623            $ 235,782
         Non-current assets                     454,868              448,059
              Total assets                    $ 717,491            $ 683,841

         Liabilities
         Current liabilities                  $ 119,151            $ 106,595
         Non-current liabilities                 44,987               44,794
              Total liabilities               $ 164,138            $ 151,389


         A summary of Ethan Allen's operating activity for the three months ended September 30, 2000 and 1999, are as follows (dollars in thousands):

                                                       Three Months Ended
                                                           September 30,
                                                     2000               1999
                                                     ----               ----

         Net sales                                $211,231           $189,592
         Gross profit                               99,709             88,521
         Operating income                           32,747             30,372
         Interest expense and other related
           financing costs                             196                349
         Income before income
           tax expense                              33,317             30,548
         Net income                               $ 20,738           $ 18,771


(9)      Subsequent Event

         In October of 2000, the Company purchased a manufacturing facility in Dublin, Virginia from Pulaski Furniture Corporation. This facility was opened in 1973 and consists of 450,000 square feet of Case Good manufacturing space and 120,000 square feet of distribution space. The acquisition was financed through cash from operations.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The discussions set forth in this form 10-Q should be read in conjunction with the financial information included herein and the Company's Annual Report on Form 10-K for the year ended June 30, 2000. Management's discussion and analysis of financial condition and results of operations and other sections of this report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risk and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, conditions in the various real estate markets where the Company does business, developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

Results of Operations:

         Ethan Allen's revenues are comprised of wholesale sales to dealer-owned and company-owned retail stores and retail sales of company-owned stores. The Company's wholesale sales are mainly derived from its three reportable operating segments; case goods, upholstery, and home accessories. The Company's retail sales are derived from sales from company-owned retail stores. See Note 7 to the Company's Consolidated Financial Statements for the three months ended September 30, 2000. The components of consolidated revenues and operating income are as follows (dollars in millions):

                                                     Three Months Ended
                                                        September 30,
                                               2000                     1999
                                               ----                     ----
    Revenue:
    Wholesale Revenue:
       Case Goods                             $ 87.8                  $ 86.2
       Upholstery                               48.0                    42.3
       Home Accessories                         22.3                    20.4
       Other                                     2.2                     3.4
    Total Wholesale Revenue                    160.3                   152.3
    Total Retail Revenue                        98.5                    79.1
    Other                                        1.6                     1.7
    Elimination of inter-segment sales         (49.2)                  (43.5)
      Consolidated Revenue                    $211.2                  $189.6

    Operating Income:
    Wholesale Operating Income:
       Case Goods                             $ 27.3                  $ 30.5
       Upholstery                               14.5                    12.9
       Home Accessories                          7.4                     6.4
       Unallocated Corporate Expenses          (23.2)                  (21.5)
    Total Wholesale Operating Income            26.0                    28.3
    Total Retail Operating Income                5.8                     2.8
    Other                                        0.2                     0.3
    Eliminations                                 0.7                    (1.1)
      Consolidated Operating Income           $ 32.7                  $ 30.3

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

         Consolidated revenue for the three months ended September 30, 2000 increased by $21.6 million or 11.4% to $211.2 million from $189.6 million for the three months ended September 30, 1999. Overall sales growth resulted from new product offerings, a selected price increase effective February 2000, and growth in the retail segment.

         Total wholesale revenue for the first quarter of fiscal year 2001 increased by $8.0 million or 5.3% to $160.3 million from $152.3 million in the first quarter of fiscal year 2000.

         Case goods revenue increased $1.6 million or 1.9% to $87.8 million for the three months ended September 30, 2000 as compared to $86.2 million in the corresponding prior year period due to a selected price increase and new product offerings, offset by fewer production days in the current quarter as compared to the prior year quarter.

         Upholstery revenue increased $5.7 million or 13.5% to $48.0 million in the first quarter of fiscal year 2001 as compared to $42.3 million in the first quarter of fiscal year 2000. The increase in revenue of $5.7 million was primarily attributable to a selected price increase, new product and new fabric introductions, and more attractive price points on new product offerings.

         Home accessories revenue increased $1.9 million or 9.3% to $22.3 million in the first quarter of fiscal year 2001 as compared to $20.4 million in the first quarter of fiscal year 2000. The increase is attributable to new product introductions and the resulting impact of a better in-stock position, thereby reducing customer lead times.

         Total retail revenue from Ethan Allen-owned stores for the three months ended September 30, 2000 increased by $19.4 million or 24.5% to $98.5 million from $79.1 million for the three months ended September 30, 1999. Comp stores sales increased 17.8% reflecting one additional delivery day included in the current quarter over the prior year quarter. The increase in retail sales by Ethan Allen-owned stores is attributable to a $12.8 million increase in comparable store sales, an increase in sales generated by newly opened or acquired stores of $8.7 million, and the gain on the sale of retail stores to an independent dealer of $0.8 million, partially offset by closed stores, which generated $2.9 million less sales in fiscal year 2001 as compared to fiscal year 2000. The number of Ethan Allen-owned stores increased to 80 as of September 30, 2000 as compared to 77 as of September 30, 1999. As a percentage of total net sales, retail sales represent 46.2% of total net sales in the first quarter of fiscal year 2000 as compared to 41.7% in the first quarter of the prior year.

         Comparable stores are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened stores. Stores acquired from dealers by Ethan Allen are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.

         Gross profit increased by $11.2 million or 12.7% to $99.7 million in the first quarter of fiscal year 2001 from $88.5 million in the first quarter of the prior year. The gross margin increased to 47.2% in the first quarter of fiscal year 2001 from 46.7% in the prior year first quarter. Gross margins have been favorably impacted by higher sales volumes, a price increase effective February 2000, and a higher percentage of retail sales to total sales, partially offset by higher manufacturing costs.

         Operating expenses increased $8.8 million or 15.1% to $67.0 million or 31.7% of net sales in the current quarter as compared to $58.2 million or 30.7% of net sales for the first quarter of fiscal year 2000. This increase is mainly attributable to the expansion of the retail segment resulting in the addition of three net new Ethan Allen-owned stores

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

since September 30, 1999 and from increased business for comparable Ethan Allen-owned stores.

         Operating income for the three months ended September 30, 2000 was $32.7 million or 15.5% of net sales compared to $30.3 million or 16.0% of net sales for the three months ended September 30, 1999. This represents an increase of $2.4 million or 7.9%, which is primarily attributable to higher sales volume and a selected price increase, offset by higher manufacturing costs, primarily material and labor costs.

         Total wholesale operating income for the first quarter of fiscal year 2001 was $26.0 million or 16.2% of net sales compared to $28.3 million or 18.6% of net sales in the first quarter of fiscal year 2000. Wholesale operating income decreased $2.3 million or 8.1% this quarter.

         Case goods operating income decreased $3.2 million or 10.5% to $27.3 million for the first quarter of fiscal year 2001 over the corresponding prior year period mainly due to higher labor and material costs resulting, in part from changes in production scheduling between manufacturing facilities, fewer production days during the quarter as compared to the prior year quarter, and from the introduction of new products at lower margins.

         Upholstery operating income increased $1.6 million or 12.4% to $14.5 million in the first quarter of fiscal year 2001 as compared to $12.9 million in the first quarter of fiscal year 2000. The increase resulted from higher sales volume, a selected price increase, and lower manufacturing costs associated with higher production levels.

         Home accessories operating income increased $1.0 million or 15.6% to $7.4 million in the first quarter of fiscal year 2001 as compared to $6.4 million in the first quarter of fiscal year 2000. Operating income for home accessories increased primarily due to higher sales volume and a selected price increase.

         Operating income for the retail segment increased by $3.0 million in the three months ended September 30, 2000 to $5.8 million or 5.9% of net sales from $2.8 million or 3.5% of net sales from the three months ended September 30, 1999. The increase in retail operating income by Ethan Allen-owned stores is primarily attributable to increased sales volume and the gain recorded on the sale of retail stores, offset by higher operating expenses related to the addition of three net new stores this quarter and higher costs necessary to service the increase in sales volume.

         Interest expense for the three months ended September 30, 2000 decreased $0.1 million to $0.2 million from $0.3 million for the three months ended September 30, 1999. The decrease in interest expense is due to lower debt balances outstanding and lower amortization of deferred financing costs.

         Income tax expense of $12.6 million was recorded in the first quarter as compared to $11.8 million in the prior year first quarter. The Company's effective tax rate was 37.8% for the first quarter of fiscal year 2001 and 38.6% for the first quarter of fiscal year 2000. The decline in the effective income tax rate in the current quarter as compared to the prior year quarter resulted from the utilization of various state tax credits.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

         For the three months ended September 30, 2000, the Company recorded net income of $20.7 million, an increase of 10.7%, compared to $18.7 million for the three months ended September 30, 1999. Earnings per diluted share of $0.52 increased 15.6% or $0.07 per diluted share in the quarter from $0.45 per diluted share in the prior year quarter.


Financial Condition and Liquidity

         The Company's principal sources of liquidity are cash flow from operations and borrowing capacity under a revolving credit facility. Net cash provided by operating activities totaled $32.9 million for the three months ended September 30, 2000. The increase in net cash provided by operating activities principally resulted from an increase of $2.0 million in net income. Total debt outstanding at September 30, 2000 was $9.8 million. There were no revolving loans outstanding under the Credit Agreement. As of September 30, 2000, there were $16.2 million of trade and standby letters of credit outstanding.

         During the three months ended September 30, 2000, capital spending, exclusive of acquisitions, totaled $9.2 million as compared to $11.9 million in the three months ended September 30, 1999. Capital expenditures made during the three months ended September 30, 2000 primarily relate to i) manufacturing plant expansions in Boonville, New York and Andover, Maine, ii) manufacturing equipment purchases and upgrades, iii) the expansion of a distribution facility in Kentland, Indiana, and iv) new store construction and interior redesigns. Capital expenditures, exclusive of acquisitions, for fiscal year 2001 are expected to be approximately $45.0 million. The Company anticipates that cash from operations will be sufficient to fund this level of capital expenditures.

          As of September 30, 2000, aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $0.1 million, $0.1 million, $0.1 million, $4.7 million and $0.1 million, respectively. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements over the next twelve months. As of September 30, 2000, the Company had working capital of $141.8 million and a current ratio of 2.17 to 1.

         The Company may from time to time, either directly or through agents, repurchase its common stock in the open market through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. Depending on market prices and other conditions relevant to the Company, such purchases may be discontinued at any time. During the three months ended September 30, 2000, the Company did not purchase any of its common shares through the open market.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short term debt, if required, is used to meet working capital requirements and long term debt is generally used to finance long term investments. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. Although the Company did not have any revolving loans outstanding under the Credit Agreement as of September 30, 2000, the Company had $0.4 million of short term debt outstanding and $9.4 million of total long term debt outstanding, including capital lease obligations.

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

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION


Item 1. - Legal Proceedings

         There has been no change to matters discussed in Business-Legal Proceedings in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 13, 2000.


Item 2. - Changes in Securities

         There has been no change to matters discussed in Description and Ownership of Capital Stock in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 13, 2000.


Item 3. - Defaults Upon Senior Securities

         None.


Item 4. - Submission of Matters to a Vote of Security Holders

         None.


Item 5. - Other Information

         None.


Item 6. - Exhibits and Reports on Form 8-K

         27       EDGAR Financial Data Schedule

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ETHAN ALLEN INTERIORS INC.
                                  (Registrant)



DATE:     11/13/00                  BY:      /s/ M. Farooq Kathwari
                                             M. Farooq Kathwari
                                             Chairman of the Board
                                             President and Chief
                                             Executive Officer
                                             (Principal Executive Officer
                                             and acting Principal
                                             Financial Officer)



DATE:     11/13/00                  BY:      /s/ Michele Bateson
                                             Michele Bateson
                                             Corporate Controller
                                             (Principal Accounting Officer)