Form 10-Q
period 2000-12-31
ETHAN ALLEN INTERIORS INC
filed 2001-02-14
CIK 896156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            December 31, 2000
                              --------------------------------------------------
                                                  or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------------------------------------

Commission File Number:                         1-11692
                       ---------------------------------------------------------

                           Ethan Allen Interiors Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                  06-1275288
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation            I.R.S. Employer ID No.)
             or organization)

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


                         39,415,939 at January 31, 2001

                     ETHAN ALL INTERIORS INC. AND SUBSIDIARY

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION:

     Item 1.  Consolidated Financial Statements as of
                 December 31, 2000 (unaudited) and
                 June 30, 2000 and for the three and
                 six months ended December 31, 2000
                 and 1999 (unaudited)

                      Consolidated Balance Sheets                              2

                      Consolidated Statements of Operations                    3

                      Consolidated Statements of Cash Flows                    4

                      Consolidated Statements of Shareholders' Equity          5

                      Notes to Consolidated Financial Statements               6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                    11

     Item 3.  Quantitative and Qualitative Disclosures about
                 Market Risk                                                  17


Part II.  OTHER INFORMATION:

     Item 1.  Legal Proceedings                                               18

     Item 2.  Changes in Securities and Use of Proceeds                       18

     Item 3.  Defaults Upon Senior Securities                                 18

     Item 4.  Submission of Matters to a Vote of Security Holders             18

     Item 5.  Other Information                                               18

     Item 6.  Exhibits and Reports on Form 8-K                                18


SIGNATURES                                                                    19

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                        December 31,
                                                            2000        June 30,
                                                        (unaudited)       2000
                                                        -----------     --------
ASSETS
Current assets:
  Cash and cash equivalents                              $  24,457    $  14,024
  Accounts receivable, less allowances of $2,493
    and $2,751 at December 31, 2000 and
    June 30, 2000, respectively                             31,274       34,336
  Inventories                                              161,946      159,006
  Prepaid expenses and other current assets                 19,790       17,670
  Deferred income taxes                                     12,942       10,751
                                                         ---------    ---------
        Total current assets                               250,409      235,787

Property, plant and equipment, net                         267,548      247,738
Intangibles, net                                            53,667       54,770
Other assets                                                 7,310        5,276
                                                         ---------    ---------
     Total assets                                        $ 578,934    $ 543,571
                                                         =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and
   capital lease obligations                             $     303    $   8,420
  Accounts payable                                          65,317       65,879
  Accrued expenses                                          12,230       11,003
  Accrued compensation and benefits                         23,657       22,966
                                                         ---------    ---------

       Total current liabilities                           101,507      108,268

Long-term debt                                               9,422        9,487
Other long-term liabilities                                  2,314        1,593
Deferred income taxes                                       34,115       33,714
                                                         ---------    ---------
     Total liabilities                                     147,358      153,062
                                                         ---------    ---------

Shareholders' equity:
Class A common stock, par value $.01, 150,000,000
  shares authorized, 45,087,017 and 45,081,384
  shares issued at December 31, 2000 and
  June 30, 2000, respectively                                  451          451
Preferred stock, par value $.01, 1,055,000 shares
  authorized, no shares issued and outstanding
  at December 31, 2000 and June 30, 2000                       --           --
Additional paid-in capital                                 273,484      272,710
                                                         ---------     --------
                                                           273,935      273,161
Less: Treasury stock (at cost), 5,715,847 shares
  at December 31, 2000 and 5,674,278 shares at
  June 30, 2000                                           (128,876)    (128,493)
       --- ----                                          ---------     --------
                                                           145,059      144,668
Retained earnings                                          286,517      245,841
                                                         ---------     --------
    Total shareholders' equity                             431,576      390,509
                                                         ---------     --------


    Total liabilities and shareholders' equity           $ 578,934    $ 543,571
                                                         =========    =========

See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                           Three Months          Six Months
                                         Ended December 31,   Ended December 31,
                                         2000       1999      2000        1999
                                       --------   --------   -------    --------

Net sales                              $232,667   $217,486   $443,898   $407,078

Cost of sales                           124,930    113,587    236,452    214,658
                                       --------   --------   --------   --------

       Gross profit                     107,737    103,899    207,446    192,420

Operating expenses:

Selling                                  41,622     36,591     79,592     70,049

General and administrative               29,244     26,792     57,681     51,146
                                       --------   --------   --------   --------

       Operating income                  36,871     40,516     70,173     71,225

Interest and other miscellaneous
  income, net                               468        165        641        315

Interest and other related financing
  costs                                     189        237        385        586
                                       --------   --------   --------   --------

       Income before income taxes        37,150     40,444     70,429     70,954

Income tax expense                       14,043     15,611     26,622     27,388
                                       --------   --------   --------   --------

       Net income                      $ 23,107   $ 24,833   $ 43,807   $ 43,566
                                       ========   ========   ========   ========


Per share data:
---------------

Basic earnings per common share:

     Net income per basic share        $   0.59   $   0.61   $   1.11   $   1.07
                                       ========   ========   ========   ========

     Basic weighted average common
       shares outstanding                39,371     40,833     39,380     40,845

Diluted earnings per common share:

     Net income per diluted share      $   0.58   $   0.59   $   1.09   $   1.04
                                       ========   ========   ========   ========

     Diluted weighted average common
       shares outstanding                40,181     41,899     40,179     41,907


See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                                Six Months
                                                             Ended December 31,
                                                            2000         1999
                                                          ---------    --------
Operating activities:
     Net income                                           $ 43,807     $ 43,566
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                       9,476        8,376
         Compensation expense related to
             restricted stock award                             52          617
         Provision for deferred income taxes                (1,790)        (969)
         Other non-cash (income) expense                      (800)         141
         Change in assets and liabilities, net of
           the effects from acquired and divested
           companies:
               Accounts receivable                           3,065        2,829
               Inventories                                  (4,122)      (4,773)
               Prepaid and other current assets             (3,174)      (3,476)
               Accounts payable                                326       (4,046)
               Accrued expenses                              1,786        2,180
               Other                                           101         (371)
                                                          --------     --------

Net cash provided by operating activities                   48,727       44,074
                                                          --------     --------

Investing activities:
     Proceeds from the disposal of property, plant
       and equipment                                         4,313           44
     Capital expenditures                                  (31,020)     (22,241)
     Acquisition of retail businesses                         (279)      (9,886)
     Other                                                     207          495
                                                          --------     --------

Net cash used in investing activities                      (26,779)     (31,588)
                                                          --------     --------

Financing activities:
     Borrowings on revolving credit facilities               1,500       35,000
     Payments on revolving credit facilities                (9,500)     (27,500)
     Other payments on long-term debt and
       capital leases                                         (183)        (571)
     Increase in deferred financing costs                     --           (507)
     Net proceeds from issuance of common stock                190        1,935
     Dividends paid                                         (3,139)      (3,269)
     Payments to acquire treasury stock                       (383)     (12,043)
                                                          --------     --------

Net cash used in financing activities                      (11,515)      (6,955)
                                                          --------     --------

Net increase (decrease) in cash and cash
  equivalents                                               10,433       (5,531)

Cash and cash equivalents at beginning of period            14,024        8,968
                                                          --------      -------

Cash and cash equivalents at end of period                $ 24,457     $ 14,499
                                                          ========     ========

See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                       Six Months Ended December 31, 2000
                                   (Unaudited)
                             (Dollars in thousands)


                                                Additional
                                   Common    Paid-in     Treasury    Retained
                                    Stock    Capital      Stock      Earnings       Total
                                   ------   ---------   ---------    ---------    ---------


Balance at June 30, 2000            $ 451   $ 272,710   $(128,493)   $ 245,841    $ 390,509

  Issuance of common stock upon
    exercise of stock options
    and restricted stock award
    compensation                                  242         --          --            242

  Purchase of 41,570 shares
    of treasury stock                 --          --         (383)        --           (383)

  Tax benefit associated with the
    exercise of employee options
    and warrants                      --          532         --          --            532

  Dividends declared on common
    stock                             --          --          --        (3,131)      (3,131)

  Net income                          --          --          --        43,807       43,807

Balance at December 31, 2000        $ 451   $ 273,484   $(128,876)   $ 286,517    $ 431,576
                                    =====   =========   =========    =========    =========

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


(2)  INTERIM FINANCIAL PRESENTATION

         All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. In the opinion of the Company, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been included in the financial statements. The results of operations for the three and six months ended December 31, 2000, are not necessarily indicative of results for the fiscal year. It is suggested that the interim consolidated financial statements are read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

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


(4)  INVENTORIES

         Inventories at December 31, 2000 and June 30, 2000 are summarized as follows (dollars in thousands):

                                      December 31,       June 30,
                                         2000              2000
                                      ------------       --------

               Finished goods          $ 96,868         $103,787
               Work in process           21,501           19,233
               Raw materials             43,577           35,986
                                       --------         --------
                                       $161,946         $159,006
                                       ========         ========

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

(5)  CONTINGENCIES

         The Company has been named as a Potentially Responsible Party ("PRP") for the cleanup of two sites currently listed on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), in connection with which the Company may be subject to future costs and/or liabilities. With respect to both of these sites, the Company believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the sites; however, liability under CERCLA may be joint and several. For one of the sites, the SRSNE Superfund Site in Southington, Connecticut, the remedial investigation is ongoing. A volume-based allocation of responsibility among the parties has been prepared, which includes other parties identified as PRP's at this site. The Company is also a settling defendant and is responsible, in part, for funding remedial design and construction activities at the Parker Landfill Superfund Site in Lyndonville, Vermont. Over ninety-five percent of these activities have been successfully completed. The Company believes that the resolution of these matters will not, either individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.


(6)      Earnings Per Share

         Basic and diluted earnings per share are calculated using the following share data (amounts in thousands):

                               Three Months Ended        Six Months Ended
                                   December 31,            December 31,
                               ------------------       -----------------
                                2000      1999            2000     1999
                                ----      ----            ----     ----

Weighted  average common
  shares outstanding for
  Basic calculation            39,371   40,833          39,380   40,845

Add: Effect of stock options
  and warrants                    810    1,066             799    1,062
                               ------   ------          ------   ------

Weighted average common
  shares outstanding for
  diluted calculation          40,181   41,899          40,179   41,907
                               ======   ======          ======   ======


         As of December 31, 2000, stock options to purchase 142,425 shares of common stock had an exercise price in excess of the average market price. These options have been excluded from the diluted earnings per share calculation since their effect is anti-dilutive.


(7)      SEGMENT INFORMATION

         The Company's reportable segments are strategic business areas that are managed separately and offer different products and services. The Company' operations are classified into two main businesses: wholesale and retail home furnishings. The wholesale home furnishings business is principally involved in the manufacture, sale and distribution of home furnishing products to a network of independently-owned and Ethan Allen-owned stores. The wholesale business consists of three operating segments; case goods, upholstery, and home accessories.

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

         The following table presents segment information for the three and six months ended December 31, 2000 and 1999 (dollars in thousands):


                                   Three Months Ended          Six Months Ended
                                       December 31,              December 31,
                                   2000          1999        2000          1999
                                 ---------    ---------    ---------    ---------
  NET SALES:
  ----------
  Case Goods                     $ 101,942    $  93,405    $ 189,760    $ 179,643
  Upholstery                        52,633       49,012      100,611       91,352
  Home Accessories                  22,396       24,979       44,723       45,347
  Other (1)                            936        1,098        3,064        4,454
                                 ---------    ---------    ---------    ---------
    Wholesale Net Sales            177,907      168,494      338,158      320,796
  Retail                           108,733       98,882      207,259      177,952
  Other (2)                          1,471        1,647        3,175        3,352
  Elimination of inter-segment
   sales                           (55,444)     (51,537)    (104,694)     (95,022)
                                 ---------    ---------    ---------    ---------
    Consolidated Total           $ 232,667    $ 217,486    $ 443,898    $ 407,078
                                 =========    =========    =========    =========
  OPERATING INCOME:
  -----------------
  Case Goods                     $  29,794    $  32,128    $  57,063    $  62,665
  Upholstery                        15,735       14,856       30,228       27,743
  Home accessories                   6,995        7,906       14,460       14,272
  Unallocated corporate
    expenses (3)                   (23,840)     (21,648)     (46,648)     (42,788)
                                 ----------   ----------   ----------   ----------
  Wholesale Operating Income        28,684       33,242       55,103       61,892
  Retail                             6,603        6,814       12,638        9,617
  Other (2)                           (179)         186          (16)         538
  Eliminations (4)                   1,763          274        2,448         (822)
                                 ---------    ---------    ---------    ---------
    Consolidated Total           $  36,871    $  40,516    $  70,173    $  71,225
                                 =========    =========    =========    =========

  CAPITAL EXPENDITURES:
  ---------------------
  Case Goods (5)                 $  13,648    $   2,348    $  16,722    $   6,643
  Upholstery                           623          754        1,905        1,581
  Home accessories                    --             49           45          102
  Other  (6)                           946          377        2,123        2,567
                                 ---------    ---------    ---------    ---------
     Wholesale Capital
      Expenditures                  15,217        3,528       20,795       10,893
  Retail                             6,504        6,355        9,962       10,229
  Other  (2)                           114          473          263        1,119
  Acquisition of retail
    businesses                         279         --            279        9,886
                                 ---------    ---------    ---------    ---------
     Consolidated Total          $  22,114    $  10,356    $  31,299    $  32,127
                                 =========    =========    =========    =========

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


(7)      SEGMENT INFORMATION (continued)

                                         December 31,       December 31,
                                            2000                1999
                                         ------------       ------------

 TOTAL ASSETS:
 -------------
 Case Goods                               $ 145,180          $ 113,901
 Upholstery                                  38,095             34,512
 Home accessories                             2,231              6,518
 Corporate  (7)                             234,010            224,668
                                          ---------          ---------
      Wholesale Total Assets                419,516            379,599
 Retail                                     174,686            156,680
 Other  (2)                                   8,614              6,579
 Inventory Profit
   elimination (4)                          (23,882)           (23,612)
                                          ---------          ---------
      Consolidated Total                  $ 578,934          $ 519,246
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

(4) Inventory profit elimination reflects the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when shipped to the retail customer.

(5)  Case  goods   capital   expenditures   includes   the   purchase  of  a
     manufacturing facility in Dublin, Virginia in October of 2000.

(6) The Other category primarily includes the capital expenditures made by the corporate office for the Company's distribution operations.

(7) Corporate assets primarily include assets from the corporate office and from the Company's distribution operations, including cash, receivables from independent dealers, finished goods inventory, property, plant and equipment, intangible assets, and deferred tax assets.

     There are 29 independent retail stores located outside the United States. Approximately 2.3% of the Company's net sales are derived from sales to these retail stores.


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

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


(8)      WHOLLY-OWNED SUBSIDIARY (continued)

         The condensed balance sheets of Ethan Allen as of December 31, 2000 and June 30, 2000 are as follows (dollars in thousands):

                                      December 31,     June 30,
                                         2000            2000
                                      ------------     --------
          Assets
          ------
          Current assets                $250,277       $235,782
          Non-current assets             472,355        448,059
                                         -------        -------
               Total assets             $722,632       $683,841
                                        ========       ========

          Liabilities
          -----------
          Current liabilities           $ 99,864       $106,595
          Non-current liabilities         45,851         44,794
                                        --------       --------
          Total liabilities             $145,715       $151,389
                                        ========       ========

         A summary of Ethan Allen's operating activity for the three and six months ended December 31, 2000 and 1999, are as follows (dollars in thousands):

                                          Three Months           Six Months
                                              Ended                 Ended
                                         2000       1999       2000       1999
                                       --------   --------   --------   --------

          Net sales                    $232,667   $217,486   $443,898   $407,078
          Gross profit                  107,737    103,899    207,446    192,420
          Operating income               36,908     40,553     70,248     71,300
          Interest expense and other
            related financing costs         189        237        385        586
          Income before income
            tax expense                  37,187     40,481     70,504     71,029
          Net income                   $ 23,144   $ 24,870   $ 43,882   $ 43,641

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

   ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ----------------------------------------------

The discussions set forth in this form 10-Q should be read in conjunction with the financial information included herein and the Company's Annual Report on Form 10-K for the year ended June 30, 2000. Management's discussion and analysis of financial condition and results of operations and other sections of this report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risk and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, conditions in the various geographical markets where the Company does business, developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

RESULTS OF OPERATIONS:

         Ethan Allen's revenues are comprised of wholesale sales to dealer-owned and company-owned retail stores and retail sales of company-owned stores. The Company's wholesale sales are mainly derived from its three reportable operating segments; case goods, upholstery, and home accessories. The Company's retail sales are derived from sales from company-owned retail stores. See Note 7 to the Company's Consolidated Financial Statements for the three and six months ended December 31, 2000 and 1999. The components of consolidated revenues and operating income are as follows (dollars in millions):

                                      Three Months Ended    Six Months Ended
                                         December 31,         December 31,
                                       2000      1999        2000       1999
                                     --------  --------     --------  --------
Revenue:
Wholesale Revenue:
   Case goods                        $  101.9  $   93.4     $  189.8  $  179.6
   Upholstery                            52.6      49.0        100.6      91.4
   Home Accessories                      22.4      25.0         44.7      45.3
   Other                                  1.0       1.1          3.1       4.5
                                     --------  --------     --------  --------
Total Wholesale Revenue                 177.9     168.5        338.2     320.8
Total Retail Revenue                    108.7      98.9        207.2     178.0
Other                                     1.5       1.6          3.2       3.3
Elimination of inter-segment sales      (55.4)    (51.5)      (104.7)    (95.0)
                                     --------  --------     --------  --------
  Consolidated Revenue               $  232.7  $  217.5     $  443.9  $  407.1
                                     ========  ========     ========  ========

Operating Income:
Wholesale Operating Income:
   Case goods                        $   29.8  $   32.1     $   57.1  $   62.7
   Upholstery                            15.7      14.9         30.2      27.7
   Home Accessories                       7.0       7.9         14.4      14.3
   Unallocated Corporate Expenses       (23.8)    (21.7)       (46.6)    (42.8)
                                     --------  --------     --------  --------
Total Wholesale Operating Income         28.7      33.2         55.1      61.9
Total Retail Operating Income             6.6       6.8         12.6       9.6
Other                                    (0.2)      0.2          --        0.5
Eliminations                              1.8       0.3          2.5      (0.8)
                                     --------  --------     --------  --------
  Consolidated Operating Income      $   36.9  $   40.5     $   70.2  $   71.2
                                     ========  ========     ========  ========

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


Three Months Ended December 31, 2000 Compared to Three Months
  Ended December 31, 1999
-------------------------------------------------------------

         Consolidated revenue for the three months ended December 31, 2000 increased by $15.2 million or 7.0% to $232.7 million from $217.5 million for the three months ended December 31, 1999. The growth in sales resulted from new product offerings, a selective price increase effective February 2000, and from an increase in comparable stores sales of 6.3% and from the addition of six net new company-owned stores since December 1999 and four during the last quarter.

         Total wholesale revenue for the second quarter of fiscal year 2001 increased by $9.4 million or 5.6% to $177.9 million from $168.5 million in the second quarter of fiscal year 2000.

         Case goods revenue increased $8.5 million or 9.1% to $101.9 million for the three months ended December 31, 2000 as compared to $93.4 million in the corresponding prior year period. This increase resulted from a selective price increase and new product introductions offered at more affordable price points, attracting a broader consumer base.

         Upholstery revenue increased $3.6 million or 7.3% to $52.6 million in the second quarter of fiscal year 2001 as compared to $49.0 million in the second quarter of fiscal year 2000. The increase in revenue of $3.6 million was primarily attributable to new product and new fabric introductions and from a selective price increase.

         Home accessories revenue decreased $2.6 million or 10.4% to $22.4 million in the second quarter of fiscal year 2001 as compared to $25.0 million in the second quarter of fiscal year 2000. This decrease is attributable to the timing of the Annual Convention held this fall as compared to the prior year and from a new program put into place this quarter called 'Branding the Interior' of the stores. This program refers to the Company's plan to feature the best selling items in the most effective display settings. In preparation, a slowdown in orders occurred while many stores reduced their overall home accessory inventory items on display and for sale in the retail stores.

         Total retail revenue from Ethan Allen-owned stores for the three months ended December 31, 2000 increased by $9.8 million or 9.9% to $108.7 million from $98.9 million for the three months ended December 31, 1999. The increase in retail sales by Ethan Allen owned stores is attributable to an increase in comparable store sales of $6.5 million, or 6.3%, and an increase in sales generated by newly opened or acquired stores of $7.4 million, partially offset by closed stores, which generated $4.1 million less sales in fiscal year 2001 as compared to fiscal year 2000. The number of Ethan Allen-owned stores increased to 84 as of December 31, 2000 as compared to 78 as of December 31, 1999.

         Comparable stores are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the second three months of operations of newly opened stores. Stores acquired from dealers by Ethan Allen are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.

         Gross profit increased by $3.8 million or 3.7% to $107.7 million in the second quarter of fiscal year 2001 from $103.9 million in the second quarter of the prior year. The $3.8 million increase in gross profit was mainly due to greater sales volume, a selective price increase effective February 2000 and a higher percentage of retail sales to total sales. Gross margin decreased to 46.3% in the second quarter of fiscal year 2001 from 47.8% in the prior year second quarter. Gross margin was negatively impacted by higher raw material and labor costs at the wholesale level. Changes in production scheduling and new product introductions increased costs, especially employee training. Higher costs were also incurred from the start up of the new case good facility in Dublin, Virginia and other plant expansions initiated to increase production capacity. Additionally, new product introductions offered at more attractive and affordable price points contributed to a lower gross margin.

                   ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

         Operating expenses increased $7.5 million or 11.8% to $70.9 million or 30.5% of net sales in the current quarter as compared to $63.4 million or 29.1% of net sales for the second quarter of fiscal year 2000. This increase was mainly due to the expansion of the retail segment resulting in the addition of six net new Ethan Allen-owned stores since December 1999 (four net new stores this quarter), from increased business for comparable Ethan Allen-owned stores, and from an increase in advertising this quarter.

         Operating income for the three months ended December 31, 2000 was $36.9 million or 15.9% of net sales compared to $40.5 million or 18.6% of net sales for the three months ended December 31, 1999. This represents a decrease in operating income of $3.6 million or 8.9%, which is primarily attributable to a lower gross margin as noted above, greater operating expenses resulting from the growth of the retail segment and an increase in advertising expenses this quarter, partially offset by higher sales volume, a selective price increase effective February 2000, and a higher percentage of retail sales to total sales.

         Total wholesale operating income for the second quarter of fiscal year 2001 was $28.7 million or 16.1% of net sales compared to $33.2 million or 19.7% of net sales in the second quarter of fiscal year 2000. Wholesale operating income decreased $4.5 million or 13.6% this quarter.

         Case goods operating income decreased $2.3 million or 7.2% to $29.8 million for the second quarter of fiscal year 2001 over the corresponding prior year period mainly due to higher labor and material costs, resulting, in part from the introduction of new products at lower margins, changes in production scheduling and product transfers between manufacturing facilities, and from the start up of the Dublin, Virginia manufacturing facility and other capital expansion projects.

         Upholstery operating income increased $0.8 million or 5.4% to $15.7 million in the second quarter of fiscal year 2001 as compared to $14.9 million in the second quarter of fiscal year 2000. This increase resulted from higher sales volume and a selective price increase.

         Home accessories operating income decreased $0.9 million or 11.4% to $7.0 million in the second quarter of fiscal year 2001 as compared to $7.9 million in the second quarter of fiscal year 2000. Operating income for home accessories decreased due to lower sales volume caused by the timing of the Annual Convention and 'Branding the Interior' program launched this quarter, offset in part, by the February 2000 selective price increase.

         Operating income for the retail segment decreased by $0.2 million in the three months ended December 31, 2000 to $6.6 million or 6.1% of net sales from $6.8 million or 6.9% of net sales for the three months ended December 31, 1999. The slight decrease in retail operating income by Ethan Allen-owned stores is primarily attributable to higher operating expenses related to the addition of six net new stores since December 1999 (four net new stores this quarter) and higher compensation costs necessary to strengthen the staffing of the retail division, partially offset by higher sales volume, a selective price increase effective February 2000, and a higher percentage of retail sales to total sales.

         Interest expense for the three months ended December 31, 2000 remained consistent with the second quarter of last year at $0.2 million.

         Income tax expense of $14.0 million was recorded in the second quarter as compared to $15.6 million in the prior year second quarter. The Company's effective tax rate was 37.8% for the second quarter of fiscal year 2001 and 38.6% for the second quarter of fiscal year 2000. The decline in the effective income tax rate in the current quarter as compared to the prior year quarter resulted from the utilization of various state income tax credits.

         For the three months ended December 31, 2000, the Company recorded net income of $23.1 million, a decrease of 6.9%, compared to $24.8 million for the three months ended December 31, 1999. Earnings per diluted share of $0.58 decreased 1.7% or $0.01 per diluted share in the quarter from $0.59 per diluted share in the prior year quarter.

                   ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


Six Months Ended December 31, 2000 Compared to
  Six Months Ended December 31, 1999
----------------------------------------------

         Consolidated revenue for the six months ended December 31, 2000 increased by $36.8 million or 9.0% to $443.9 million from $407.1 million for the six months ended December 31, 1999. The growth in sales resulted from new product offerings, a selective price increase effective February 2000, an increase in comparable stores sales of 12.9% and from the addition of six net new company-owned stores since December 1999.

         Total wholesale revenue for the six month period in fiscal year 2001 increased by $17.4 million or 5.4% to $338.2 million from $320.8 million in the six month period of fiscal year 2000.

         Case goods revenue increased $10.2 million or 5.7% to $189.8 million for the six months ended December 31, 2000 as compared to $179.6 million in the corresponding prior year period due to a selective price increase and new product introductions offered at more affordable price points, offset by fewer production days in the current six month period as compared to the comparable prior year period.

         Upholstery revenue increased $9.2 million or 10.1% to $100.6 million for the six months ending December 31, 2000 as compared to $91.4 million in the six months ending December 31, 1999. The increase in revenue of $9.2 million resulted from new product and new fabric introductions, more attractive price points on new product offerings, and from a selective price increase.

         Home accessories revenue decreased $0.6 million or 1.3% to $44.7 million in the first six months fiscal year 2001 as compared to $45.3 million in the first six months of fiscal year 2000. This decrease is attributable to the timing of the Annual Convention held this fall as compared to the prior year and from a new program put into place during the three months ended December 31, 2000 called 'Branding the Interior' of the stores. This program refers to the Company's plan to feature the best selling items in the most effective display settings. In preparation, a slowdown in orders occurred while many stores reduced their overall home accessory inventory items on display and for sale in the retail stores.

         Total retail revenue from Ethan Allen-owned stores for the six months ended December 31, 2000 increased by $29.2 million or 16.4% to $207.2 million from $178.0 million for the six months ended December 31, 1999. Comparable store sales increased 12.9% reflecting one additional delivery day included in the current six months over the comparable prior year period. The increase in retail sales by Ethan Allen-owned stores is attributable to a $22.2 million increase in comparable store sales, an increase in sales generated by newly opened or acquired stores of $13.2 million, and the gain on the sale of retail stores to an independent dealer of $0.8 million, partially offset by closed stores, which generated $7.0 million less sales in fiscal year 2001 as compared to fiscal year 2000.

         Gross profit increased by $15.0 million or 7.8% to $207.4 million in the six months ending December 31, 2000 from $192.4 million in the six months ending December 31, 1999. The $15.0 million increase in gross profit was mainly due to greater sales volume, a selective price increase effective February 2000 and a higher percentage of retail sales to total sales. Gross margin decreased to 46.7% in the first half of fiscal year 2001 from 47.3% in the first half of the prior year. Gross margin was negatively impacted by higher raw material and labor costs at the wholesale level. Changes in production scheduling and new product introductions have increased costs, especially employee training. Higher costs were also incurred from the start up of the new case good facility in Dublin, Virginia and other plant expansions initiated to increase production capacity. Additionally, new product introductions offered at more attractive and affordable price points contributed to a lower gross margin.

         Operating expenses increased $16.1 million or 13.3% to $137.3 million or 30.9% of net sales in the six months ended December 31, 2000 compared to $121.2 million or 29.8% of net sales for the six months ended December 31, 1999. This increase is mainly attributable to the expansion of the retail segment resulting in the addition of six net new Ethan Allen-owned stores since December 1999, from increased business for comparable Ethan Allen-owned stores, and from an increase in advertising during the last three months.

                   ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

         Operating income for the six months ended December 31, 2000 was $70.2 million or 15.8% of net sales compared to $71.2 million or 17.5% of net sales for the six months ended December 31, 1999. This represents a decrease in operating income of $1.0 million or 1.4%, which is primarily attributable to a lower gross margin as noted above, greater operating expenses resulting from the growth of the retail segment and an increase in advertising expenses, partially offset by higher sales volume, a selective price increase effective February 2000, and a higher percentage of retail sales to total sales.

         Total wholesale operating income for the first half of fiscal year 2001 was $55.1 million or 16.3% of net sales compared to $61.9 million or 19.3% of net sales in the first half of fiscal year 2000. Wholesale operating income decreased $6.8 million or 11.0%.

         Case goods operating income decreased $5.6 million or 8.9% to $57.1 million for the first half of fiscal year 2001 over the corresponding prior year period mainly due to higher labor and material costs resulting, in part from changes in production scheduling between manufacturing facilities, fewer production days in the six months ended December 31, 2000 as compared to the comparable prior year period, the start up of the Dublin, Virginia case good facility and the implementation of capital expansion projects, and the introduction of new products at lower margins.

         Upholstery operating income increased $2.5 million or 9.0% to $30.2 million in the first half of fiscal year 2001 as compared to $27.7 million in the first half of fiscal year 2000. The increase resulted from higher sales volume, a selective price increase, and slightly lower manufacturing costs associated with higher production levels.

         Home accessories operating income increased $0.1 million or 0.7% to $14.4 million in the first half of fiscal year 2001 as compared to $14.3 million in the first half of fiscal year 2000. Operating income for home accessories remained consistent with the prior year period due to comparable prior year sales volume, resulting in part, from the timing of the Annual Convention and 'Branding the Interior' program launched during the last three months, partially offset by the February 2000 selective price increase.

         Operating income for the retail segment increased by $3.0 million in the six months ended December 31, 2000 to $12.6 million or 6.1% of net sales from $9.6 million or 5.4% of net sales from the six months ended December 31, 1999. The increase in retail operating income by Ethan Allen-owned stores is primarily attributable to increased sales volume, a selective price increase effective February 2000, gain recorded on the sale of retail stores, and a higher percentage of retail sales to total sales, offset by higher operating expenses related to the addition of six net new stores since December 1999 and higher compensation costs necessary to strengthen the staffing of the retail division.

         Interest expense for the six months ended December 31, 2000 decreased $0.2 million to $0.4 million from $0.6 million for the six months ended December 31, 1999. The decrease in interest expense is due to lower debt balances outstanding and lower amortization of deferred financing costs.

         Income tax expense of $26.6 million was recorded in the first half as compared to $27.4 million in the prior year first half. The Company's effective tax rate was 37.8% for the first half of fiscal year 2001 and 38.6% for the first half of fiscal year 2000. The decline in the effective income tax rate in the current six months compared to the prior year six months resulted from the utilization of various state income tax credits.

         For the six months ended December 31, 2000, the Company recorded net income of $43.8 million, an increase of 0.5%, compared to $43.6 million for the six months ended December 31, 1999. Earnings per diluted share of $1.09 increased 4.8% or $0.05 per diluted share in the current six months from $1.04 per diluted share in the prior year.

                   ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


Financial Condition and Liquidity
---------------------------------

         The Company's principal sources of liquidity are cash flow from operations and borrowing capacity under a revolving credit facility. Net cash provided by operating activities totaled $48.7 million for the six months ended December 31, 2000. The increase in net cash provided by operating activities resulted from a change in working capital requirements for the six months ended December 31, 2000 compared to the six months ended December 31, 1999. Total debt outstanding at December 31, 2000 was $9.7 million. There were no revolving loans outstanding under the Credit Agreement. As of December 31, 2000, there were $16.7 million of trade and standby letters of credit outstanding.

         During the six months ended December 31, 2000, capital spending, exclusive of retail acquisitions, totaled $31.0 million as compared to $22.2 million in the six months ended December 31, 1999. Capital expenditures made during the six months ended December 31, 2000 primarily relate to (i) the purchase of a manufacturing facility in Dublin, Virginia, (ii) manufacturing plant expansions in Boonville, New York and Andover, Maine, iii) manufacturing equipment purchases and upgrades, iv) the expansion of a distribution facility in Kentland, Indiana, and v) new store construction and interior redesigns. Capital expenditures, exclusive of acquisitions, for fiscal year 2001 are expected to be approximately $55.0 million. The Company anticipates that cash from operations will be sufficient to fund this level of capital expenditures.

         As of December 31, 2000, aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $0.1 million, $0.1 million, $0.1 million, $4.7 million and $0.1 million, respectively. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements over the next twelve months. As of December 31, 2000, the Company had working capital of $148.9 million and a current ratio of 2.47 to 1.

         The Company may from time to time, either directly or through agents, repurchase its common stock in the open market through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. Depending on market prices and other conditions relevant to the Company, such purchases may be discontinued at any time. During the six months ended December 31, 2000, the Company did not purchase any of its common shares through the open market.

                   ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

         The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short term debt, if required, is used to meet working capital requirements and long term debt is generally used to finance long term investments. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. Although the Company did not have any revolving loans outstanding under the Credit Agreement as of December 31, 2000, the Company had $0.3 million of short term debt outstanding and $9.4 million of total long term debt outstanding, including capital lease obligations.

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


Item 3. - DEFAULTS UPON SENIOR SECURITIES

         None.


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual shareholders' meeting held on November 16, 2000, the following proposals were submitted to a vote:

     1. The election of a director to a term expiring in 2003; William B. Sprague (votes for 35,382,767, votes against 0, withheld 245,837). The terms of Clinton A. Clark, Kristin Gamble and Edward H. Meyer will continue until the annual shareholders meeting in 2001. The terms of M. Farooq Kathwari and Horace G. McDonell will continue until the annual shareholders meeting in 2002.

     2. Ratification of the appointment of KPMG LLP as independent auditors for fiscal year 2001 (votes for 35,507,556, votes against 30,073, withheld 90,975).


Item 5. - OTHER INFORMATION

         None.


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         None.

                   ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ETHAN ALLEN INTERIORS INC.
                           --------------------------
                                  (Registrant)



DATE:          02/14/01                 BY:      /s/ M. Farooq Kathwari
          -----------------                  ---------------------------
                                             M. Farooq Kathwari
                                             Chairman of the Board
                                             President and Chief
                                             Executive Officer
                                             (Principal  Executive and Financial
                                              Officer)

DATE:          02/14/01                 BY:      /s/ Michele Bateson
          -----------------                  ---------------------------
                                             Michele Bateson
                                             Corporate Controller
                                             (Principal Accounting Officer)