Form 10-Q
period 2001-03-31
ETHAN ALLEN INTERIORS INC
filed 2001-05-11
CIK 896156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the quarterly period ended      March 31, 2001
                               --------------------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------------------------------------------

Commission File Number:                          1-11692
                        --------------------------------------------------------


                           Ethan Allen Interiors Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                           06-1275288
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)       (I.R.S.
                                                                Employer ID No.)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [ ]No


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ]No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          39,397,273 at March 31, 2001

                           ETHAN ALLEN INTERIORS INC.
                                 AND SUBSIDIARY
                                      INDEX

                                                                           PAGE


Part I.  Financial Information:

     Item 1. Consolidated Financial Statements as of
                March 31, 2001 (unaudited) and June 30,
                2000 and for the three and nine months
                ended March 31, 2001 and 2000 (unaudited)

                Consolidated Balance Sheets                                 2
                Consolidated Statements of Operations                       3
                Consolidated Statements of Cash Flows                       4
                Consolidated Statements of Shareholders'
                   Equity                                                   5
                Notes to Consolidated Financial
                   Statements                                               6

      Item 2. Management's Discussion and Analysis of Financial
                Condition of Operations                                    10

      Item 3. Quantitative and Qualitative Disclosures
                about Market Risk                                          15



Part II. Other Information:                                                16

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

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                      March 31,
                                                        2001          June 30,
                                                     (unaudited)        2000
                                                     -----------      --------
ASSETS

Current assets:
   Cash and cash equivalents                          $  37,557     $  14,024
   Accounts receivable, less allowances of $2,828
      and $2,751 at March 31, 2001 and
      June 30, 2000, respectively                        37,276        34,336
   Inventories                                          169,640       159,006
   Prepaid expenses and other current assets             20,983       17, 670
   Deferred income taxes                                 12,049        10,751
                                                      ---------     ---------
       Total current assets                             277,505       235,787
Property, plant and equipment, net                      271,138       247,738
Intangibles, net                                         53,211        54,770
Other assets                                              7,882         5,276
                                                      ---------     ---------
       Total assets                                   $ 609,736     $ 543,571
                                                      =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt and
      capital lease obligations                       $     232     $   8,420
   Accounts payable                                      76,210        65,879
   Accrued expenses                                      12,723        11,003
   Accrued compensation and benefits                     25,037        22,966
                                                      ---------     ---------
       Total current liabilities                        114,202       108,268

Long-term debt                                            9,389         9,487
Other long-term liabilities                               2,031         1,593
Deferred income taxes                                    33,542        33,714
                                                      ---------     ---------
       Total liabilities                                159,164       153,062
                                                      ---------     ---------
Shareholders' equity:
Class A common stock, par value $.01, 150,000,000
   shares authorized, 45,120,130 and 45,081,384
   shares issued at March 31, 2001 and
   June 30, 2000, respectively                              451           451
Preferred stock, par value $.01, 1,055,000 shares
   authorized, no shares issued and outstanding
   at March 31, 2001 and June 30, 2000                     --            --
Additional paid-in capital                              274,261       272,710
                                                      ---------     ---------
                                                        274,712       273,161
Less: Treasury stock (at cost), 5,722,859 shares
   at March 31, 2001 and 5,674,278 shares at
   June 30, 2000                                      (129,ll8)      (128,493)
                                                      ---------     ---------
                                                        145,594       144,668
Retained earnings                                       304,978       245,841
                                                      ---------     ---------
      Total shareholders' equity                        450,572       390,509
                                                      ---------     ---------
      Total liabilities and shareholders' equity      $ 609,736     $ 543,571
                                                      =========     =========


          See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                              Three Months               Nine Months
                                             Ended March 31,           Ended March 31,
                                          2001         2000         2001          2000
                                         --------     --------     --------     --------

Net sales                                $233,791     $220,300     $677,689     $627,378
Cost of sales                             130,280      117,152      366,732      331,810
                                         --------     --------     --------     --------
       Gross profit                       103,511      103,148      310,957      295,568

Operating expenses:
Selling                                    42,026       37,197      121,618      107,246
General and administrative                 30,292       27,586       87,973       78,732
                                         --------     --------     --------     --------
    Operating income                       31,193       38,365     101, 366      109,590
                                         --------     --------     --------     --------
Interest and other miscellaneous
   income, net                              1,188           13       1, 829          328
Interest and other related financing
   costs                                      178          392          563          978
                                         --------     --------     --------     --------
    Income before income taxes             32,203       37,986      102,632      108,940
Income tax expense                         12,173       14,815       38,795       42,203
                                         --------     --------     --------     --------
       Net income                        $ 2O,O30     $ 23,171     $ 63,837     $ 66,737
                                         ========     ========     ========     ========

Per share data:
--------------

Basic earnings per common share:

    Net income per basic share           $   0.51     $   0.58     $   1.62     $   1.65
                                         ========     ========     ========     ========
    Basic weighted average common
     shares outstanding                   39, 397      39, 998      39, 386       40,562

Diluted earnings per common share:

    Net income per diluted share         $   0.50     $   0.57     $   1.59     $   1.61
                                         ========     ========     ========     ========
    Diluted weighted average common
       shares outstanding                  40,442       40,755       40,267       41,523


          See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                             Nine Months
                                                           Ended March 31,
                                                         2001          2000
                                                       --------      --------
Operating activities:
    Net income                                         $ 63,837      $ 66,737
    Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                   14,710        12,616
         Compensation expense related to
               restricted stock award                       324           641
         Provision for deferred income taxes             (1,470)       (1,537)
         Other non-cash (income) expense                 (1,621)         (553)
         Change in assets and liabilities, net of
            the effects from acquired and divested
            businesses:
               Accounts receivable                       (2,936)          370
               Inventories                              (11,814)      (10,401)
               Prepaid and other current assets          (4,441)       (4,661)
               Accounts payable                          11,311        14,016
               Accrued expenses                           3,664         4,056
               Other                                     (1,138)         (362)
                                                       --------      --------
Net cash provided by operating activities                70,426        80,922
                                                       --------      --------

Investing activities:
    Proceeds from the disposal of property, plant
       and equipment                                      6,965         1,096
    Capital expenditures                                (40,880)      (31,922)
    Acquisition of retail businesses                       (291)       (9,886)
    Other                                                   329           627
                                                       --------      --------
Net cash used in investing activities                   (33,877)      (40,085)
                                                       --------      --------

Financing activities:
    Borrowings on revolving credit facilities             1,500        66,000
    Payments on revolving credit facilities              (9,500)      (50,000)
    Other payments on long-term debt and
       capital leases                                      (287)         (701)
    Increase in deferred financing costs                   --            (507)
    Net proceeds from issuance of common stock              603         2,123
    Dividends paid                                       (4,707)       (4,894)
    Payments to acquire treasury stock                     (625)      (45,736)
                                                       --------      --------

Net cash used in financing activities                   (13,016)      (33,715)
                                                       --------      --------

Net increase in cash and cash equivalents                23,533         7,122
Cash and cash equivalents at beginning of period         14,024         8,968
                                                       --------      --------
Cash and cash equivalents at end of period             $ 37,557      $ 16,090
                                                       ========      ========



          See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                        Nine Months Ended March 31, 2001
                                   (Unaudited)
                             (Dollars in thousands)


                                                      Additional
                                         Common       Paid-in        Treasury      Retained
                                          Stock       Capital         Stock        Earnings      Total
                                         ------       ----------     --------      --------      -----


Balance at June 30, 2000                $   451       $272,710      $(128,493)      $245,841    $390,509
   Issuance of common stock upon
      exercise of stock options
      and restricted stock award
      compensation                          --             927             --             --         927
   Purchase of treasury shares
      relating to employee benefit
      and compensation plans                --              --           (625)            --        (625)
   Tax benefit associated with the
      exercise of employee options
      and warrants                          --             624             --             --         624
   Dividends declared on common             --              --             --         (4,700)     (4,700)
      stock
   Net income                               --              --             --         63,837      63,837
                                        ------        --------      ---------       --------    --------
Balance at March 31, 2001               $  451        $274,261      $(129,118)      $304,978    $450,572
                                        ======        ========      =========       ========    ========


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


(2)  INTERIM FINANCIAL PRESENTATION

     All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. In the opinion of the Company, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been included in the financial statements. The results of operations for the three and nine months ended March 31, 2001, are not necessarily indicative of results for the fiscal year. It is suggested that the interim consolidated financial statements are read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

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


(4) INVENTORIES

    Inventories at March 31, 2001 and June 30, 2000 are summarized as follows:
    (dollars in thousands):

                                   March 31,    June 30,
                                     2001         2000
                                   --------    ---------
               Finished goods      $103,203     $103,787
               Work in process       21,574       19,233
               Raw materials         44,863       35,986
                                   --------     --------
                                   $169,640     $159,006
                                   ========     ========

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(5)  CONTINGENCIES

     The Company has been named as a Potentially Responsible Party ("PRP") for the cleanup of two sites currently listed on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), which the Company may be subject to future costs and/or liabilities. With respect to both of these sites, the Company believes it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the sites; however, liability under CERCLA may be joint and several. For one of the sites, the SRSNE Superfund Site in Southington, Connecticut, the remedial investigation is ongoing. A volume-based allocation of responsibility among the parties has been prepared, which includes other parties identified as PRP's at this site. The Company is also a settling defendant and is responsible, in part, for funding remedial design and construction activities at the Parker Landfill Superfund Site in Lyndonville, Vermont. Over ninety-five percent of these activities have been successfully completed. The Company believes that the resolution of these matters will not, either individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.


(6)  EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated using the following share data (amounts in thousands):


                                    Three Months Ended      Nine Months Ended
                                         March 31,              March 31,
                                     2001        2000       2001       2000
                                     -----       ----       ----       ----
    Weighted average common
       shares outstanding for
       basic calculation             39,397     39,998     39,386     40,562
    Add: Effect of stock options
       and warrants                   1,045        757        881        961
                                     ------     ------     ------     ------
    Weighted average common
       shares outstanding for
       diluted calculation           40,442     40,755     40,267     41,523
                                     ======     ======     ======     ======


     As of March 31, 2000, stock options to purchase 998,950 shares of common stock had an exercise price in excess of the average market price. These options have been excluded from the diluted earnings per share calculation since their effect is anti-dilutive.


(7)  SEGMENT INFORMATION

     The Company's reportable segments are strategic business areas that are managed separately and offer different products and services. The Company's operations are classified into two main segments: wholesale and retail home furnishings. The wholesale home furnishings segment is principally involved in the manufacture, sale and distribution of home furnishing products to a network of independently-owned and Ethan Allen-owned stores. Wholesale profitability includes the wholesale gross margin, which is earned on wholesale sales to all retail stores, including Ethan Allen-owned stores.

     The retail home furnishings segment sells home furnishing products through a network of Ethan Allen-owned stores. Retail profitability includes the retail gross margin, which is earned based on purchases from the wholesale segment.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                    Notes to Consolidated Financial Statement
                                   (Unaudited)


(7)  Segment Information (continued)

     The operating segments follow the same accounting policies. The Company evaluates performance of the respective segments based upon revenues and operating income. Inter-company eliminations primarily comprise the wholesale sales and profit on the transfer of inventory between the wholesale and retail segments. Inter-company eliminations also include items not allocated to reportable segments.

     During the third quarter of 2001, the Company re-evaluated its operating segments and as a result changed its reporting format from five segments (Case Goods, Upholstery, Home Accessories, Retail and Other) to two segments (Wholesale and Retail). This change reflects how management currently manages its operations, resulting in part from the growth of the Company's retail business. The following table presents segment information for the three and nine months ended March 31, 2001 and 2000 (dollars in thousands):

                                       Three Months Ended          Nine Months Ended
                                           March 31,                   March 31,
                                       2001         2000           2001           2000
                                       ----         ----           ----           ----

NET SALES:
---------
Wholesale                          $ 188,887      $ 185,761      $ 530,220      $ 509,909
Retail                               104,333                     92,222311,592    270,174
Elimination of inter-company
sales                                (59,429)       (57,683)      (164,123)      (152,705)
                                   ---------      ---------      ---------      ---------
   Consolidated Total              $ 233,791      $ 220,300      $ 677,689      $ 627,378
                                   =========      =========      =========      =========

OPERATING INCOME:
----------------
Wholesale                          $  26,881      $  36,813      $  81,271      $  98,546
Retail                                 5,419          4,947         18,057         14,564
Elimination (1)                       (1,107)        (3,395)         2,038         (3,520)
                                   ---------      ---------      ---------      ---------
   Consolidated Total              $  31,193      $  38,365      $ 101,366      $ 109,590
                                   =========      =========      =========      =========

CAPITAL EXPENDITURES:
--------------------
Wholesale (2)                      $   5,362      $   5,106      $  26,420         17,118
Retail                                 4,498         14,575         14,460         14,804
Acquisition of retail
   businesses                             12              -            291          9,886
                                   ---------      ---------      ---------      ---------
     Consolidated Total            $   9,872      $   9,681      $  41,171      $  41,808
                                   =========      =========      =========      =========

TOTAL ASSETS:
------------

Wholesale                          $ 450,263      $ 392,313
Retail                               184,266        169,049
Inventory profit
   elimination (3)                   (24,793)       (26,308)
                                   ---------      ---------
        Consolidated Total         $ 609,736      $ 535,O54
                                   =========      =========

(1) The elimination in operating income includes the elimination for retail profit in ending inventory.

(2) Wholesale capital expenditures for the nine months ended March 31, 2001 include the purchase of a manufacturing facility in Dublin, Virginia in October of 2000.

(3) Inventory profit elimination reflects the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when shipped to the retail customer.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                    Notes to Consolidated Financial Statement
                                   (Unaudited)


(7) SEGMENT INFORMATION (continued)

     There are 29 independent retail stores located outside the United States. Approximately 2.4% and 2.8% of the Company's net sales for the nine month period ended March 31, 2001 and 2000, respectively are derived from sales to these retail stores.


(8) WHOLLY-OWNED SUBSIDIARY

     The Company owns all of the outstanding stock of Ethan Allen, has no material assets other than its ownership of Ethan Allen stock, and conducts all significant operating transactions through Ethan Allen. The Company has guaranteed Ethan Allen's obligations under its Credit Agreement.

     The condensed balance sheets of Ethan Allen as of March 31, 2001 and June 30, 2000 are as follows (dollars in thousands):


                                  March 31,    June 30,
                                   2001         2000
                                  --------     --------
     ASSETS
     Current assets               $277,462     $235,782
     Non-current assets            477,371      448,059
                                  --------     --------
            Total assets          $754,833     $683,841
                                  ========     ========

     LIABILITIES
      Current liabilities         $112,521     $106,595
     Non-current liabilities        44,962       44,794
                                  --------     --------
            Total liabilities     $157,483     $151,389
                                  ========     ========


     A summary of Ethan Allen's operating activity for the three and nine months ended March 31, 2001 and 2000, are as follows (dollars in thousands):


                                     Three Months            Nine Months
                                         Ended                   Ended
                                        March 31,              March 31,
                                    2001       2000         2001       2000
                                    ----       ----         ----       -----

     Net sales                    $233,791   $220,300     $677,689   $627,378
     Gross profit                  103,511    103,148      310,957    295,568
     Operating income               31,231     38,403      101,479    109,703
     Interest expense and other
     related financing costs           178        392          563        978
     Income before income
     tax expense                    32,241     38,024      102,745    109,053
     Net income                   $ 20,068   $ 23,209     $ 63,950   $ 66,850

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

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


RESULTS OF OPERATIONS:

     Ethan Allen's revenues are comprised of wholesale sales to dealer-owned and company-owned retail stores and retail sales of company-owned stores. See Note 7 to the Company's Consolidated Financial Statements for the three and nine months ended March 31, 2001 and 2000. The components of consolidated revenues and operating income are as follows (dollars in millions):


                                        Three Months Ended       Nine Months Ended
                                          March 31,                    March 31,
                                         2001         2000        2001        2000
                                         ------       ------    ------       ------
Revenue:

Wholesale                              $  188.9    $  185.7    $  530.2    $  509.9
Retail 104.3                               92.2       311.6       270.2
Elimination of inter-segment sales        (59.4)      (57.6)     (164.1)     (152.7)
                                         ------      ------      ------      ------
  Consolidated Revenue                 $  233.8    $  220.3    $  677.7    $  627.4
                                         ======      ======      ======      ======

Operating Income:
Wholesale                              $   26.9    $   36.8    $   81.3    $   98.6
Retail                                      5.4         5.0        18.1        14.6
Eliminations                               (1.1)       (3.4)        2.0        (3.6)
                                         ------      ------      ------      ------
  Consolidated Operating Income        $   31.2    $   38.4    $  101.4    $  109.6
                                         ======      ======      ======      ======


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     Consolidated revenue for the three months ended March 31, 2001 increased by $13.5 million or 6.1% to $233.8 million from $220.3 million for the three months ended March 31, 2000. The growth in sales resulted from new product introductions, a selective price increase effective February 2000, an increase in company-owned comparable store sales of 10.7% and the addition of six net new company-owned stores since March 2000.


     Total wholesale revenue for the third quarter of fiscal year 2001 increased by $3.2 million or 1.7% to $188.9 million from $185.7 million in the third quarter of fiscal year 2000. This increase resulted from a selective price increase and new product introductions offered at more affordable price points, which attracted a larger and broader consumer base to our stores in the third quarter of fiscal year 2001. These increases were partially offset by a new program put into place during the second quarter of this fiscal year called 'Branding the Interior' of the stores. This program refers to the Company's plan to feature the best selling items in the most effective display settings. In preparation, a slowdown in home accessory orders has occurred while many stores reduced their overall home accessory inventory items on display and for sale in the retail stores.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


     Total retail revenue from Ethan Allen-owned stores for the three months ended March 31, 2001 increased by $12.1 million or 13.1% to $104.3 million from $92.2 million for the three months ended March 31, 2000. The increase in retail sales by Ethan Allen owned stores is attributable to an increase in comparable store sales of $8.2 million, or 10.7%, and an increase in sales generated by newly opened or acquired stores of $8.4 million, partially offset by closed stores, which generated $3.8 million less sales in fiscal year 2001 as compared to fiscal year 2000 and a prior quarter gain of $0.7 million on the sale of a retail store to an independent dealer. The number of Ethan Allen-owned stores increased to 84 as of March 31, 2001 as compared to 78 as of March 31, 2000.

     Comparable stores are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened stores. Stores acquired from dealers by Ethan Allen are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.

     Booked orders for the quarter were lower than the prior year quarter by 6.0%, however, last year's increase was 19.2%. Total orders include wholesale orders and written business of company-owned retail stores. Wholesale orders were down 7.2% and orders for company-owned stores were down 1.7% reflecting an overall slowdown in the economy during the quarter.

     Gross profit increased slightly during the quarter to $103.5 million from $103.1 million in the third quarter of the prior year. The $0.4 million increase in gross profit was mainly due to greater sales volume, a selective price increase effective February 2000 and a higher percentage of retail sales to total sales, offset by a decline in the wholesale gross margin. Gross margin decreased to 44.3% in the third quarter of fiscal year 2001 from 46.8% in the prior year third quarter principally from the sale of more affordably priced products manufactured at lower margins, impacting the wholesale gross margin. Higher costs were also incurred from plant expansions, including the start-up of the new case goods manufacturing facility in Dublin, Virginia and other initiatives necessary to increase production capacity.

     Operating expenses increased $7.5 million or 11.6% to $72.3 million or 30.9% of net sales in the current quarter as compared to $64.8 million or 29.4% of net sales for the third quarter of fiscal year 2000. This increase was mainly due to the expansion of the retail segment resulting in the addition of six net new Ethan Allen-owned stores since March 2000 and from increased business for comparable Ethan Allen-owned stores. Additionally, this quarter, the Company also experienced increases in utilities, fuel and freight, and employee benefit costs.

     Operating income for the three months ended March 31, 2001 was $31.2 million or 13.3% of net sales compared to $38.4 million or 17.4% of net sales for the three months ended March 31, 2000. Operating income decreased $7.2 million or 18.8% primarily due to a lower wholesale gross margin as noted above, greater operating expenses resulting from the growth of the retail segment and an overall increase in energy costs and employee benefits this quarter, partially offset by higher sales volume, a selective price increase effective February 2000, and a higher percentage of retail sales to total sales.


     Total wholesale operating income for the third quarter of fiscal year 2001 was $26.9 million or 14.2% of net sales compared to $36.8 million or 19.8% of net sales in the third quarter of fiscal year 2000. Wholesale operating income decreased $9.9 million or 26.9% this quarter due to greater production of lower margin items designed to broaden our consumer base, higher distribution costs due to increases in utilities, fuel and freight, and employee benefit costs. In addition, wholesale operating income was impacted by the costs relating to the start up of the Dublin, Virginia manufacturing facility and other plant expansion projects necessary to increase production capacity.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


     Operating income for the retail segment increased by $0.4 million for the three months ended March 31, 2001 to $5.4 million or 5.2% of net sales from $5.0 million or 5.4% of net sales for the three months ended March 31, 2000. The increase in retail operating income is primarily attributable to higher sales volume and a selective price increase effective February 2000. These increases were offset by higher operating expenses related to the addition of six net new stores since March 2000 and higher compensation costs necessary to strengthen the staffing of the retail division.

     Interest and other miscellaneous income of $1.2 million increased over the prior year third quarter principally from the gain on the sale of real property related to a retail store relocation.

     Interest expense for the three months ended March 31, 2001 decreased $0.2 to $0.2 from $0.4 in the prior year period due to lower debt balances outstanding.

     Income tax expense of $12.2 million was recorded in the third quarter as compared to $14.8 million in the prior year third quarter. The Company's effective tax rate was 37.8% for the third quarter of fiscal year 2001 and 39.0% for the third quarter of fiscal year 2000. The decline in the effective income tax rate in the current quarter as compared to the prior year quarter resulted from the utilization of various state income tax credits and from the realization of tax planning strategies.

     For the three months ended March 31, 2001, the Company recorded net income of $20.0 million, a decrease of 13.8%, compared to $23.2 million for the three months ended March 31, 2000. Earnings per diluted share of $0.50 decreased 12.3% or $0.07 per diluted share in the quarter from $0.57 per diluted share in the prior year quarter.

NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

     Consolidated revenue for the nine months ended March 31, 2001 increased by $50.3 million or 8.0% to $677.7 million from $627.4 million for the nine months ended March 31, 2000. The growth in sales resulted from new product offerings, a selective price increase effective February 2000, an increase in company-owned comparable store sales of 12.2% and from the addition of six net new company-owned stores since March 2000.

     Total wholesale revenue for the nine month period in fiscal year 2001 increased by $20.3 million or 4.0% to $530.2 million from $509.9 million in the nine month period of fiscal year 2000. The increase in wholesale revenue was due to a selective price increase and new product introductions offered at more affordable price points, offset by fewer production days in the current nine month period as compared to the comparable prior year period and from a new program put into place during the three months ended December 31, 2000 called 'Branding the Interior' of the stores. This program refers to the Company's plan to feature the best selling items in the most effective display settings. In preparation, a slowdown in home accessory orders occurred while many stores reduced their overall home accessory inventory items on display and for sale in the retail stores.

     Total retail revenue from Ethan Allen-owned stores for the nine months ended March 31, 2001 increased by $41.4 million or 15.3% to $311.6 million from $270.2 million for the same period in the prior year. Comparable store sales increased 12.2%. The increase in retail sales by Ethan Allen-owned stores is attributable to a $30.4 million increase in comparable store sales, an increase in sales generated by newly opened or acquired stores of $21.6 million, and the gain on the sale of retail stores to independent dealers for $0.2 million, partially offset by closed stores, which generated $10.8 million less sales in fiscal year 2001 as compared to fiscal year 2000.

     Booked orders for the nine month period ended March 31, 2001 were slightly lower than the same period in the prior year by 0.5%. The prior year's increase in booked orders was 18.4%. Total orders include wholesale orders and written business of company-owned retail stores. Wholesale orders were down 1.8% and orders for company-owned stores were higher by 4.8% reflecting slower economic growth in the second and third quarter of this fiscal year.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


     Gross profit increased by $15.4 million or 5.2% to $311.0 million in the nine months ended March 31, 2001 from $295.6 million in the nine months ending March 31, 2000. The $15.4 million increase in gross profit was mainly due to greater sales volume, a selective price increase effective February 2000 and a higher percentage of retail sales to total sales, offset by a decline in the wholesale gross margin. Gross margin decreased to 45.9% for the nine months ending March 31, 2001 from 47.1% in the comparable period of the prior year. Gross margin was negatively impacted by changes in production scheduling mainly due to new product introductions and from the sale of more affordably priced products manufactured at lower margins. Margins were also negatively impacted by higher costs incurred from plant expansions, including the start-up of the new case goods manufacturing facility in Dublin, Virginia and from other plant expansions initiated to increase production capacity.

     Operating expenses increased $23.6 million or 12.7% to $209.6 million or 30.9% of net sales in the nine months ended March 31, 2001 compared to $186.0 million or 29.6% of net sales for the nine months ended March 31, 2000. This increase is mainly attributable to the expansion of the retail segment resulting in the addition of six net new Ethan Allen-owned stores since March 2000, and from increased business for comparable Ethan Allen-owned stores. Advertising expenses, utilities, fuel and freight, and employee benefit costs have also increased over the last nine months.

     Operating income for the nine months ended March 31, 2001 was $101.4 million or 15.0% of net sales compared to $109.6 million or 17.5% of net sales for the nine months ended March 31, 2000. This represents a decrease in operating income of $8.2 million or 7.5%, which is primarily attributable to a lower wholesale gross margin as noted above, greater operating expenses resulting from the growth of the retail segment and an increase in advertising, energy costs and employee benefits, partially offset by higher sales volume, a selective price increase effective February 2000, and a higher percentage of retail sales to total sales.

     Total wholesale operating income for the first nine months of fiscal year 2001 was $81.3 million or 15.3% of net sales compared to $98.6 million or 19.3% of net sales in the first nine months of fiscal year 2000. Wholesale operating income decreased $17.3 million or 17.6%. This decrease was attributable to a lower wholesale gross margin as noted above, higher labor and material costs resulting in part from changes in production scheduling between manufacturing facilities primarily caused by the introduction of new products, fewer production days in the nine month period ending March 31, 2001 as compared to the comparable prior year period, the start up of the Dublin, Virginia case good facility and the implementation of plant expansion projects, and the introduction of new products at lower margins.

     Operating income for the retail segment increased by $3.5 million in the nine months ended March 31, 2001 to $18.1 million or 5.8% of net sales from $14.6 million or 5.4% of net sales from the nine months ended March 31, 2000. The increase in retail operating income by Ethan Allen-owned stores is primarily attributable to increased sales volume, a selective price increase effective February 2000, the gain recorded on the sale of retail stores, and a higher percentage of retail sales to total sales, offset by higher operating expenses related to the addition of six net new stores since March 2000 and higher compensation costs necessary to strengthen the staffing of the retail division.

     Interest and other miscellaneous income of $1.8 million increased $1.5 million from $0.3 million in the nine month period ended March 31, 2000 mainly due to the gain recorded on the sale of real property related to a retail store relocation and from an increase in investment income due to lower debt balances outstanding.

     Interest expense for the nine months ended March 31, 2001 decreased $0.4 million to $0.6 million from $1.0 million for the nine months ended March 31, 2000. The decrease in interest expense is due to lower debt balances outstanding and lower amortization of deferred financing costs.

                   ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


     Income tax expense of $38.8 million was recorded in the first nine months as compared to $42.2 million in the prior year. The Company's effective tax rate was 37.8% for the first nine months of fiscal year 2001 and 38.7% for the first nine months of fiscal year 2000. The decline in the effective income tax rate in the current nine months compared to the prior year nine months resulted from the utilization of various state income tax credits and from the realization of tax planning strategies.

     For the nine months ended March 31, 2001, the Company recorded net income of $63.8 million, a decrease of 4.3%, compared to $66.7 million for the nine months ended March 31, 2000. Earnings per diluted share of $1.59 decreased 1.2% or $0.02 per diluted share in the current nine months from $1.61 per diluted share in the prior year.


FINANCIAL CONDITION AND LIQUIDITY

     The Company's principal sources of liquidity are cash flows from operations and borrowing capacity under a revolving credit facility. Net cash provided by operating activities totaled $70.4 million for the nine months ended March 31, 2001 as compared to $80.9 million for the nine months ended March 31, 2000. The decrease of $10.5 million in net cash provided by operating activities resulted from lower earnings and from changes in working capital requirements for the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000. Total debt outstanding at March 31, 2001 was $9.6 million. There were no revolving loans outstanding under the Credit Agreement. As of March 31, 2001, there were $16.7 million of trade and standby letters of credit outstanding.

     During the nine months ended March 31, 2001, capital spending, exclusive of retail acquisitions, totaled $40.9 million as compared to $31.9 million in the nine months ended March 31, 2000. Capital expenditures made during the nine months ended March 31, 2001 primarily relate to (i) the purchase of a manufacturing facility in Dublin, Virginia, (ii) manufacturing plant expansions in Boonville, New York and Andover, Maine, (iii) manufacturing equipment purchases and upgrades, (iv) the expansion of a distribution facility in Kentland, Indiana, and (v) new store construction and interior redesigns. Capital expenditures, exclusive of acquisitions, for fiscal year 2001 are expected to be approximately $55.0 million. The Company anticipates that cash from operations will be sufficient to fund this level of capital expenditures.

     As of March 31, 2001, aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $0.1 million, $0.1 million, $0.1 million, $4.7 million and $0.1 million, respectively. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements over the next twelve months. As of March 31, 2001, the Company had working capital of $163.3 million and a current ratio of 2.43 to 1.


     The Company may from time to time, either directly or through agents, repurchase its common stock in the open market through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. Depending on market prices and other conditions relevant to the Company, such purchases may be discontinued at any time. During the nine months ended March 31, 2001, the Company did not purchase any of its common shares through the open market.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
        ---------------------------------------------------------

     The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short term debt, if required, is used to meet working capital requirements and long term debt is generally used to finance long term investments. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. Although the Company did not have any revolving loans outstanding under the Credit Agreement as of March 31, 2001, the Company had $0.2 million of short term debt outstanding and $9.4 million of total long term debt outstanding, including capital lease obligations.

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

                           PART II. OTHER INFORMATION
                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY




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


                           ETHAN ALLEN INTERIORS INC.
                           --------------------------
                                  (Registrant)



  DATE:   05/10/01                         BY:      /s/ M. Faroog Kathwari
          --------                          ---------------------------------
                                            M. Farooq Kathwari
                                            Chairman of the Board
                                            President and Chief
                                            Executive Officer
                                            (Principal Executive and Financial
                                             Officer)




  DATE:   05/10/01                        BY:      /s/ Michele Bateson
          --------                            ---------------------------------
                                              Michele Bateson
                                              Corporate Controller
                                              (Principal Accounting Officer)