Form 10-K
period 2001-06-30
ETHAN ALLEN INTERIORS INC
filed 2001-09-17
CIK 896156

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

For the fiscal year ended                    June 30, 2001
                         -------------------------------------------------------
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file Number                          1-11692
                      ----------------------------------------------------------


Ethan Allen Interiors Inc.; Ethan Allen Inc.; Ethan Allen Marketing Corporation;
--------------------------------------------------------------------------------
                      Ethan Allen Manufacturing Corporation
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         06-1275288
--------------------------------                --------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

 Ethan Allen Drive, Danbury, CT                               06811
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (203) 743-8000
                                                  ------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----


                                                    Name of Each Exchange
        Title of Each Class                          On Which Registered
     --------------------------                -----------------------------
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

The aggregate market value of Common Stock, par value $.01 per share held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on August 20, 2001 was approximately $1,415,478,498. As of August 20, 2001, there were 39,406,417 shares of Common Stock, par value $.01 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The definitive Proxy Statement for the 2001 Annual Shareholders Meeting is incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

Item                                                                      Page

                                     PART I

 1.      Business                                                           3

 2.      Properties                                                        10

 3.      Legal Proceedings                                                 11

 4.      Submission of Matters to a Vote of Security Holders               12


                                     PART II

 5.      Market for Registrant's Common Equity and Related
                  Stockholder Matters                                      13

 6.      Selected Financial Data                                           14

 7.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      16

 7A.     Quantitative and Qualitative Disclosure About
                  Market Risk                                              22

 8.      Financial Statements and Supplementary Data                       23

 9.      Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure                      43


                                    PART III

10.      Directors and Executive Officers of the Registrant                44


11.      Executive Compensation                                            44

12.      Security Ownership of Certain Beneficial Owners
                  and Management                                           44

13.      Certain Relationships and Related Transactions                    44


                                     PART IV

14.      Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                              45

         Signatures

                                     PART I

Item 1. Business
----------------

Background
----------

     Ethan Allen Interiors Inc. ("Ethan Allen"; together with its direct and indirect owned subsidiaries, the "Company") is a leading manufacturer and retailer of quality home furnishings, offering a full range of furniture products and home accessories. Ethan Allen was incorporated in Delaware in 1989. Ethan Allen designs, manufacturers and markets its own brand of furniture and home accent items through the country's largest network of home furnishing retail stores. The Company was founded in 1932 and has sold products since 1937 under the Ethan Allen brand name.

Products
--------

     Ethan Allen markets three main product lines: (1) case goods (wood furnishings), consisting primarily of bedroom and dining room furniture, wall units and tables; (2) upholstered products, consisting primarily of sofas, loveseats, chairs, and recliners; and (3) home accessories and other, including carpeting and area rugs, lighting, clocks, wall decor, bedding ensembles, draperies, decorative accessories and indoor\outdoor furnishings. The following table shows the approximate percentage of wholesale sales of home furnishing products for each of these product lines during the three most recent fiscal years:

                                                 Fiscal Year Ended June 30:
                                                 -------------------------
                                           2001              2000          1999
                                           ----              ----          ----
  Case Goods                                56%              56%             57%
  Upholstered Products                      30               29              28
  Home Accessories and Other                14               15              15
                                           ---              ---             ---
                                           100%             100%            100%
                                           ===              ===             ===

     Ethan Allen's product strategy has been to position its brand as a `preferred' brand with good quality and value. The Company's focus has been on expanding its reach to a broader consumer base through a larger selection of product lines at more attractive price points. The introduction of Horizons by Ethan Allen and EA Elements during fiscal year 2000 were designed to broaden the Company's consumer base by offering new collections at lower price points. The introduction of Swedish Home and the Modular Home Office collections during fiscal year 2001 broadened the Company's consumer base by offering these new and distinctive products.

     Management believes that the two most important style categories in home furnishings are the `Classic' and the `Casual' product lifestyles. Each home furnishing collection includes case goods, upholstered products and home accessories and each is styled with its own distinct design characteristics. Home accessories play an important role in Ethan Allen's marketing program as this enables the Company to provide one-stop shopping to the consumer by offering a complete home furnishing collection. Ethan Allen's store interiors are designed for the display of these categories in complete room settings, which utilize the related collections to project the category lifestyle.

     Ethan Allen continuously monitors consumer demands through marketing research and through consultation with its dealers and store design consultants who provide valuable input on consumer tastes and needs. As a result, the Company is able to react quickly to changing consumer tastes and has added or revised nine major home furnishing collections and has discontinued four home furnishing collections in the past five years. The Company also refines and enhances its product lines by adding and redesigning pieces within each collection.

     The following is a summary of Ethan Allen's major home furnishing collections that have been introduced at the wholesale level and are currently available:

                  PRINCIPAL                                                    CALENDAR
                    STYLE               HOME FURNISHING          PRINCIPAL      YEAR OF
CATEGORY       CHARACTERISTICS            COLLECTIONS            WOOD TYPE    INTRODUCTION
--------       ---------------            -----------            ---------    ------------
Classic     An opulent style, which    Georgian Court             Cherry         1965
            includes English 18th      18th Century Mahogany      Mahogany      Various
            Century and 19th Century   Medallion                  Cherry         1990
            Neo-Classic styling.       Collectors Classics        Various       Various
                                       Legacy                     Maple          1992
                                       British Classics           Maple          1995
                                       Country French             Birch          1998
                                       Avenue                     Cherry         1998
                                       Modular Home Office        Cherry         2000

Casual      This style is based        American Impressions       Cherry         1991
            on classic contemporary    Country Crossings          Maple          1993
            design elements.           Country Colors             Maple          1995
                                       EA Elements                Maple          1999
                                       Horizons                   Ash            1999
                                       Swedish Home               Maple          2000

Business Segments
-----------------

     The Company's operations are classified into two main business segments: wholesale and retail home furnishings. The wholesale home furnishings segment is principally involved in the manufacture, sale and distribution of home furnishing products to a network of independently-owned and Ethan Allen-owned ("Company-owned") stores. The retail home furnishings segment sells home furnishing products through a network of Ethan Allen-owned stores to consumers.

Wholesale Home Furnishings:

     The wholesale segment is engaged in the design, manufacture, selected procurement from outsourcing, and sale of case goods (wood furniture), upholstery, and home accent items. These products are sold from the wholesale segment to the Company's retail network, made-up of independent and company-owned retail stores. Sales of case good items include beds, dressers, armoires, night tables, dining room chairs and tables, buffets, sideboards, coffee tables, entertainment units, and home offices. Sales of upholstery home furnishing items include sleepers, recliners, chairs, sofas, cut fabrics and leather. Skilled craftsmen cut and sew custom-designed upholstery items having a variety of frame and fabric options. Home accent items include wall decor, lighting, clocks, wood accents, bedspreads, decorative accessories, area rugs, and bedding.

The Wholesale Segment. For fiscal years 2001, 2000 and 1999, the wholesale segment had net sales of $705.6 million, $691.1 million, and $637.0 million, respectively. The Company has 11 case good manufacturing facilities, which includes 3 sawmill operations, 6 upholstery facilities and 1 home accent facility in the United States. The Company also outsources select case goods, upholstery, and home accessory items.

     During the fourth quarter of fiscal year 2001, the Company announced its consolidation plan to close three of its manufacturing facilities employing approximately 350 people. This consolidation plan was necessary in order to manufacture case good products more competitively and in the most suitable plants in the United States. The three facilities are located in Island Pond, Vermont; Frewsburg, New York, and Asheville, North Carolina and it is expected that each will be closed by the end of the first quarter of fiscal year 2002. Other existing Ethan Allen manufacturing plants will absorb most of the production from these facilities. Estimated closing costs of $6.9 million have been recorded as restructuring and impairment charges for the year ended June 30, 2001. The closing costs primarily include severance and related payroll and benefit costs and the write-down of long-lived assets. Actual cash expenditures are estimated to be $3.3 million. The Company anticipates that the consolidation plan, once fully implemented, will result in annual savings of approximately $4.6 million.

Retail Home Furnishings:

     Ethan Allen exclusively sells its products through a network of 312 retail stores. As of June 30, 2001, Ethan Allen owned and operated 84 stores and independent dealers owned and operated 210 North American stores and 18 stores abroad. In the past five years, Ethan Allen and its independent dealers have opened 95 new stores, many of them relocations. Sales to independent dealers accounted for approximately 53% of total net sales of the Company in fiscal year 2001. The ten largest independent dealers own a total of 48 stores, which accounted for approximately 22% of net orders booked in fiscal year 2001.

     It is the Company's intention to grow independent licensees as well as expand the company owned retail business by opening new stores and by acquiring stores from our existing independent dealers. Independent dealers are required to enter into license agreements with Ethan Allen authorizing the use of certain Ethan Allen service marks and requiring adherence to certain standards of operation. These standards include the exclusive sale of Ethan Allen products. Additionally, dealers are required to enter into warranty service agreements. Ethan Allen is not subject to any territorial or exclusive dealer agreements in the United States.

Company Retail Segment. For fiscal years 2001, 2000 and 1999, the retail segment had net sales of $419.3 million, $372.1 million, and $294.7 million, respectively. For fiscal year 2001, net sales for the Company's retail segment were 46% of the Company's total net sales. As of June 30, 2001, there were 84 company-owned stores as compared to 82 at the end of the prior fiscal year. During 2001, the Company acquired 1 store from an independent retailer, sold 4 stores to independent dealers, opened 6 new stores, and closed 1 store.

Retail Store Concept and Marketing

     Ethan Allen's interior and exterior design is dependent on the store's location and size. Ethan Allen stores are located in busy urban settings, suburban strip malls and freestanding destination stores, depending upon the real estate opportunities in a particular market. Although stores range in size from approximately 6,000 square feet to 30,000 square feet, the average size of a store is about 15,000 square feet.

     Ethan Allen maximizes uniformity of store presentation throughout the retail network through a comprehensive set of operating standards. These operating standards help each store present the same high quality image and offer retail customers consistent levels of product selection and service. A uniform store image was conveyed through Ethan Allen's program to renovate the exterior of its retail stores with similar and consistent exterior facades. As of June 30, 2001, this program was essentially completed for all stores, including Company-owned stores and independent dealers.

     Ethan Allen provides display-planning assistance to all company-owned stores and independent dealers to support them in updating the interior projection of their stores and to maintain a consistent image across the country. In 1997, the Company developed a new interior design format for its retail stores. This new design format positions Ethan Allen as a specialist in `Casual' and `Classic' lifestyles and decorative accessory retailing. The stores' interiors present products in focused vignettes that are easy and relatively inexpensive to update each season. Information displays also educate consumers as they travel throughout the store. To date, 101 or 32% of all stores have implemented or are currently in the process of implementing this new interior design. Ethan Allen expects to have essentially all of its Company-owned retail stores incorporate the new interior look over the next few years and believes that many of its independent retail stores will also incorporate the new interior design. Additionally, during this fiscal year, the Company implemented a major re-merchandising effort called "Branding the

Interior" of the stores. This program refers to the Company's plan to feature the best selling home accessory items in the most effective display setting within the store.

     The retail  network is staffed  with a sales force of  approximately  3,000 trained design consultants and professionals, who assist customers at no additional charge in decorating their homes. Ethan Allen believes this design service provides a competitive advantage over other furniture retailers.

     Ethan Allen recognizes the importance of its store network to its long-term success and has developed and maintains a close ongoing relationship with its dealers. The Company also offers substantial services to the Ethan Allen stores in support of their marketing efforts, including coordinated national advertising, merchandising and display programs, and extensive dealer training seminars and educational materials. Ethan Allen believes that the development of design consultants, sales managers, service and delivery personnel and dealers is important for the growth of its business. Ethan Allen has, therefore, committed to offer to all dealers a comprehensive training program that will help to develop retail managers/owners, design consultants and service and delivery personnel to their fullest potential. Ethan Allen has offered dealers various assistance programs as well, including long-term financial assistance in connection with the financing of their inventory, the opening of new stores and the renovation of stores in accordance with Ethan Allen's image and logo program.

Advertising

     Ethan Allen has developed a highly coordinated, nationwide advertising and promotional campaign designed to increase consumer awareness of the breadth of Ethan Allen's product offerings. Ethan Allen's in-house staff, working with a leading advertising firm, has developed and implemented what the Company believes is the most extensive national television campaign in the home furnishings industry. This campaign is designed to support eight annual retail sale periods and to increase the flow of traffic into stores during these sale periods. The sale periods run between six and seven weeks at a time during the fiscal year.

     Ethan Allen's television advertising is aired approximately 25 weeks per year. In addition to its national television campaign, Ethan Allen utilizes direct mail, newspaper, and radio advertising. Ethan Allen believes that its ability to coordinate its advertising efforts with those of its independent dealers provides a competitive advantage over other home furnishing manufacturers and retailers.

     The Ethan Allen Interiors direct mail magazine, which features Ethan Allen's home furnishing collections, is one of Ethan Allen's most important marketing tools. Over 75 million copies of the magazine, which features sale products, are distributed to consumers during the eight sale periods. The Company publishes and sells the magazines to its company-owned and independent dealers who, with demographic information collected through independent market research, are able to target potential consumers.

     Ethan Allen's television advertising and direct mail efforts are supported by strong print campaigns in various markets, and in leading home fashion magazines using advertisements and public relations efforts. The Company coordinates significant advertisements in major newspapers in its major markets. The Ethan Allen Treasury, a complete catalogue of the Ethan Allen home furnishing collections, which is distributed in the stores, is one of the most comprehensive home furnishing catalogues in the industry.

Internet

     Ethan Allen is located on the worldwide web at www.ethanallen.com. The Company's primary goal for the web site is to drive additional business into the retail network through lead generation and information sourcing. Customers may access the Company's web site to review home furnishing collections or to purchase home accessories or selected upholstery items. Customers may also apply for the simple finance plan on-line in order have an approved credit line before making a large purchase. The Company developed an extranet web site which links the retail stores with consumer information captured on-line. This information includes requests for design assistance and for copies of the Company's catalogue. Approximately 10,000 average daily users logged onto the Ethan Allen web site during fiscal year 2001.

Ethan Allen Consumer Credit Programs

     Ethan Allen offers its consumers two financing options; an installment finance plan and a revolving credit plan.

The Installment Finance Plan. The Company introduced an installment financing plan for consumers during fiscal year 2000 called the Simple Finance Plan. Financing offered through this option is granted on a non-recourse basis to the Company. The plan provides credit lines from $2,000 to $50,000 with repayment terms of up to seven years and has an annual interest rate of 9.99%. Consumers may apply for this financing plan either at the retail stores or through the Company's web site. Approximately 78% of applications submitted since inception of the plan were approved, and there are over 28,000 accounts currently outstanding. Total open credit lines approved exceed $445.0 million. Information on the financing plan and instructions on how to apply for it have been incorporated into the Company's national marketing campaign during this fiscal year.

The Revolving Credit Card Plan. The Company offers financing to consumers under a revolving credit card program. The program is also granted on a non-recourse basis to the Company. This program provides revolving credit lines from $1,500 to $25,000 and has an annual interest rate of 18.60%. Consumers may apply for revolving credit either at the retail stores or through the Company's web site. Approximately 90% of applications submitted this year were approved, and there are over 40,000 accounts currently outstanding.

Manufacturing

     Ethan Allen is one of the largest manufacturers of household furniture in the United States. Ethan Allen manufactures and/or assembles approximately 81% of its products at 18 manufacturing facilities which includes 3 saw mills, thereby maintaining control over cost, quality and service to its consumers. The case goods facilities are located close to sources of raw materials and skilled craftsmen, predominantly in the Northeast and Southeast regions of the country. Upholstery facilities are located across the country in order to reduce shipping costs to stores and are located at sites where skilled craftsmanship is available. Management believes that continued investment at its manufacturing facilities, combined with outsourcing will accommodate future sales growth.

     In October of 2000, the Company purchased a case goods manufacturing plant in Dublin, Virginia. This plant which originally opened in 1973, consists of 450,000 square feet of case good manufacturing space and 120,000 square feet of distribution space. The Company retained most of the employees and converted the operations to manufacture Ethan Allen product lines.

Distribution

     Ethan Allen distributes its products primarily through 6 regional distribution centers strategically located throughout the United States. These distribution centers hold finished products received from Ethan Allen's manufacturing facilities for shipment to Ethan Allen's dealers or home delivery service centers. Ethan Allen stocks case goods and accessories to provide for quick delivery of in-stock items and to allow for more efficient production runs.

     Approximately 37% of shipments are made to and from the distribution and home delivery service centers by the Company's fleet of trucks and trailers. The balance of Ethan Allen's shipments are subcontracted to independent carriers. Approximately 82% of Ethan Allen-owned delivery vehicles are leased under two to eight-year leases.

     Ethan Allen's policy is to sell its products at the same delivered cost to all dealers nationwide, regardless of their shipping point. The adoption of this policy has created credibility by offering product to the consumer at one suggested national retail price. This policy has also discouraged dealers from carrying significant inventory in their own warehouses. As a result, Ethan Allen obtains accurate information regarding sales to dealers to better plan production runs and manage inventory.

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

     A sufficient inventory of lumber and fabric is usually stocked to maintain approximately 6 to 22 weeks of production. Management believes that its sources of supply for these materials are adequate and that it is not dependent on any one supplier.

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

     Ethan Allen's products are sold primarily through retail stores, which exclusively sell Ethan Allen products. Ethan Allen's effort is focused primarily upon obtaining and retaining independent dealers, increasing the volume of such dealer's sales, and expanding the company-owned retail business by opening new stores and when appropriate acquiring stores from our existing independent dealers. The home furnishings industry competes primarily on the basis of product styling and quality, personal service, prompt delivery, product availability and price. Ethan Allen believes that it effectively competes on the basis of each of these factors and believes that its store format provides it with a competitive advantage because of the complete home furnishing product selection and service available to the consumer.

     Furniture Today (a leading industry publication) published a survey of America's Top 100 Furniture Stores on May 21, 2001. Ethan Allen moved from the No.2 ranking last year to No. 1 this year as the nations' leader in sales of furniture, bedding and home accessories. Additionally, for the second year in a row, Ethan Allen was the No. 1 single-source store network. During the last fiscal year, the furniture industry and several retailers have been challenged by changes in economic conditions. Several competitors of the Company have filed for bankruptcy protection and have announced plans to close their retail stores. Ethan Allen has been able to maintain stability and credibility by managing its growth and balancing this growth with the ability to service its customers.

Trademarks

     Ethan Allen currently holds numerous trademarks, service marks and design patents for the Ethan Allen name, logos and designs in a broad range of classes for both products and services. Ethan Allen also holds international registrations for Ethan Allen trademarks in forty-seven foreign countries and has applications for registration pending in fourteen other foreign countries. Ethan Allen has registered or has applications pending for many of its major collection names as well as certain of its slogans coined for use in connection with retail sales and other services. Ethan Allen views its trade and service marks as valuable assets and has an ongoing program to diligently monitor their unauthorized use through appropriate action.

Backlog and Net Orders Booked

     As of June 30, 2001, Ethan Allen had a wholesale backlog of approximately $51.9 million, compared to a backlog of $75.4 million as of June 30, 2000. The backlog is anticipated to be serviced in the first quarter of fiscal year 2002. Backlog at any point in time is primarily a result of net orders booked in prior periods, manufacturing schedules and the timing of product shipments. Net orders booked at the wholesale level from all Ethan Allen stores (including all independently-owned and Ethan Allen-owned stores) for the twelve months ended June 30, 2001 were $689.0 million as compared to $706.9 million for the twelve months ended June 30, 2000. Net orders booked in any period are recorded based on wholesale prices and do not reflect the additional retail margins produced by the Ethan Allen-owned stores.

Employees

     Ethan Allen has 7,797 employees as of June 30, 2001. Approximately 6% of the Company's employees are represented by unions under collective bargaining agreements. The Company's labor contracts expire at various times in 2002. The Company expects no significant changes in its relations with these unions and Ethan Allen believes it has good relations with its employees.

Recent Developments

     The Company signed an agreement with Markor Furniture International Ltd. of Urumqi, China to develop a chain of retail stores in the People's Republic of China. The agreement calls for the two companies to collaborate on the development of a retail store format that will market two retail concepts; the Ethan Allen retail program along with the Markor retail program. The Company's objective is to open the first store in the summer of 2002 and to open additional stores thereafter.

     The Company has also made arrangements with several leading manufacturers in South East Asia, including Markor Furniture International Ltd., to produce products for Ethan Allen to be marketed in Ethan Allen Home Interior stores.

Item 2. Properties
------------------

     The corporate headquarters of Ethan Allen, located in Danbury, Connecticut, consists of one building containing 144,000 square feet, situated on approximately 17.5 acres of land, all of which is owned by Ethan Allen. Located adjacent to the corporate headquarters is the Inn at Ethan Allen, a hotel containing 195 guestrooms. This hotel, owned by a wholly-owned subsidiary of Ethan Allen, is used for Ethan Allen functions and in connection with training programs as well as for accommodations for the general public.

     Ethan Allen has 18 manufacturing facilities, which includes 3 saw mills located in 10 states, all of which are owned, with the exception of a leased upholstery plant in California, totaling 122,300 square feet. These facilities consist of 11 case goods manufacturing plants, totaling 3,416,400 square feet (including three sawmills), 6 upholstery furniture plants, totaling 1,384,000 square feet and 1 plant involved in the manufacture and assembly of Ethan Allen's home accessory products with 295,000 square feet. In addition, Ethan Allen owns six and leases three ancillary distribution warehouses, totaling 1,099,500 square feet, and leases one home delivery service center with 52,000 square feet. The Company's manufacturing and distribution facilities are located in North Carolina, Vermont, Pennsylvania, Virginia, New York, Oklahoma, California, New Jersey, Indiana, Maine and Massachusetts.

     There are 84 Ethan Allen-owned retail stores in the United States, of which 30 stores are owned and 54 stores are leased.

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

     Ethan Allen estimates that its manufacturing division is currently operating at approximately 90% of capacity. Management believes it has additional capacity at many facilities, which it could utilize with minimal additional capital expenditures.

Item 3. Legal Proceedings
-------------------------

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

Environmental Matters

     The Company has been named as a potentially responsible party ("PRP") for the cleanup of three sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company has resolved its liability at one of the sites by completing remedial action activities. The Company has resolved its liability at another site through legal settlement and in regards to the third site the Company does not anticipate incurring significant cost. The Company believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the site.

     Ethan Allen is subject to other federal, state and local environmental protection laws and regulations and is involved from time to time in investigations and proceedings regarding environmental matters. The Company is regulated under several federal, state and local laws and regulations concerning air emissions, water discharges, and management of solid and hazardous wastes. The Company believes that its facilities are in material compliance with all applicable laws and regulations. Regulations issued under the Clean Air Act
Amendments of 1990 required the Company to reformulate certain furniture finishes or institute process changes to reduce emissions of volatile organic compounds. These requirements have been implemented via high solids coating technology and alternative formulations. Ethan Allen has implemented a variety of technical and procedural controls, such as reformulating of finishing materials to reduce toxicity, implementation of high velocity low pressure spray systems, development of inspections/audit teams including coating emissions reductions teams at all finishing factories and storm water protection plans and controls, that have reduced emissions per unit of production. In addition, Ethan Allen is currently reclassifying its waste as part of the factory waste minimization programs, developing environment and safety job hazard analysis programs on the shop floor to reduce emissions and safety risks, and developing an auditing system to control and ensure consistent protocols and procedures are applied. The Company will continue to evaluate the best applicable, cost effective, control technologies for finishing operations and design production methods which will reduce the use of hazardous materials in manufacturing processes.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The following matters were submitted to security holders of the Company during the fourth quarter of fiscal year 2001:

      None.

                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

     The Company's Common Stock is traded on the New York Stock Exchange under ticker symbol `ETH'. The following table indicates the high and low stock prices as reported on the New York Stock Exchange and dividends paid by the Company:

                       Closing Market Price
                       --------------------
                        High           Low            Dividends Paid
                       --------------------           --------------
    Fiscal 2001
    -----------
    Fourth Quarter    $ 38.01       $ 32.50              $ 0.04
    Third Quarter       38.80         30.88                0.04
    Second Quarter      33.50         24.69                0.04
    First Quarter       30.75         24.81                0.04


    Fiscal 2000
    -----------
    Fourth Quarter    $ 28.75       $ 23.06              $ 0.04
    Third Quarter       30.19         21.63                0.04
    Second Quarter      36.81         29.38                0.04
    First Quarter       33.06         26.44                0.04


     As of August 20, 2001, there were approximately 443 shareholders of record of the Company's Common Stock.

     On August 3, 2001, the Company declared a $0.04 per common share dividend for all holders of record on October 10, 2001 and payment date of October 25, 2001. The Company expects to continue to declare quarterly dividends for the foreseeable future.

Item 6. Selected Financial Data
-------------------------------

     The following table sets forth summary consolidated financial information of the Company for the years and dates indicated (dollars in thousands, except per share data):

                                                             Fiscal Years Ended June 30,
                                                             ---------------------------
                                            2001          2000         1999         1998            1997
                                          --------      --------      -------     --------       ---------
Statement of Operations Data:
Net sales                                $ 904,133     $ 856,171    $ 762,233    $ 679,321       $ 571,838

Cost of sales                              490,477       455,561      407,234      363,746         323,600

Selling, general and
 administrative expenses                   280,703       253,029      221,237      195,216         162,227

Restructuring and impairment
 charge(1)                                   6,906         --           --            --              --
                                         ----------    ---------    ---------    ---------       ---------

   Operating income                        126,047       147,581      133,762      120,359          86,011

Interest and other (income)
 expense, net                               (2,056)          811        1,045        1,829           5,317
                                         ----------    ---------    ---------    ---------       ---------

   Income before income tax
     expense and extraordinary
     charge                                128,103       146,770      132,717      118,530          80,694

Income tax expense                          48,423        56,200       51,429       46,582          31,954
                                         ----------    ---------    ---------    ---------       ---------

   Income before extraordinary
     charge                                 79,680        90,570       81,288       71,948          48,740

Extraordinary charge (net of tax)             --            --           --           (802)(2)        --
                                         ----------    ---------    ---------    ---------       ---------

   Net income                            $  79,680     $  90,570    $  81,288    $  71,146       $  48,740
                                         ==========    =========    =========    =========       =========

Per Share Data: (3)
Net income per basic share               $    2.02     $    2.25    $    1.97    $    1.65       $    1.13
Basic weighted average shares
 outstanding                                39,390        40,301       41,278       43,050          43,190
Net income per diluted share             $    1.98     $    2.20    $    1.92    $    1.61       $    1.11
Diluted weighted average
 shares outstanding                         40,321        41,198       42,287       44,136          43,815
Cash dividends declared                  $    0.16     $    0.16    $    0.12    $    0.09       $    0.07

Other information:
Depreciation and amortization            $  20,220     $  16,975    $  16,344    $  15,868       $  16,411
Capital expenditures, including
 acquisitions                               48,238        54,696       47,792       29,665          23,383
Working capital                          $ 182,223     $ 127,519    $ 123,580    $ 114,287       $ 131,421
Current ratio                                 2.69          2.18         2.43         2.55            3.08

Balance Sheet Data (at end of period):
Total assets                             $ 619,118     $ 543,571    $ 480,622    $ 433,123       $ 427,784
Total debt including
 capital lease obligations                   9,487        17,907       10,676       13,375          67,885
Shareholders' equity                     $ 464,783     $ 390,509    $ 350,535    $ 314,320       $ 265,434
Ratio of debt to equity                        2.0%          4.4%         3.0%         4.1%           20.4%

Footnotes on following page.

                        Notes to Selected Financial Data
                             (Dollars in thousands)


(1) During the fourth quarter of fiscal year 2001, the Company announced its consolidation plans to close three of its manufacturing facilities employing approximately 350 people. This consolidation plan was necessary in order to manufacture case good products competitively and at the most suitable plants in the United States. It is expected that these facilities will be closed by the end of the first quarter of fiscal year 2002. Estimated closing costs of $6.9 million have been recorded as restructuring and impairment charges for the year ended June 30, 2001. The closing costs primarily include severance and related payroll and benefit costs and the write-down of long-lived assets.

(2) During fiscal 1998, the Company completed its optional early redemption of all of its $52.4 million then-outstanding 8-3/4% Senior Notes, due on March 15, 2001, at 101.458% of par value. As a result of the early redemption, an extraordinary charge of $0.8 million, net of tax benefit, was recorded. The extraordinary charge included the write-off of unamortized deferred financing costs associated with the Senior Notes and the premium related to the early redemption.

(3) Amounts have been retroactively adjusted to reflect the two-for-one stock split on September 2, 1997 and the three-for-two stock split on May 21, 1999.

Item 7.  Management's  Discussion  and Analysis of Financial  Condition and
---------------------------------------------------------------------------
          Results of Operations
          ---------------------


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

Results of Operations:

     Ethan Allen's revenues are comprised of wholesale sales to dealer-owned and company-owned retail stores and retail sales of company-owned stores. See Note 15 to the Company's Consolidated Financial Statements for the year ended June 30, 2001. The components of consolidated revenues and operating income are as follows (dollars in millions):

                                               Fiscal Years Ended June 30,
                                               ---------------------------
                                             2001           2000         1999
                                            ------         -----        -------
    Revenue:
    --------
    Wholesale segment                      $ 705.6       $ 691.1       $ 637.0
    Retail segment                           419.3         372.1         294.7
    Elimination of inter-segment sales      (220.8)       (207.0)       (169.5)
                                            ------        ------        ------
      Consolidated Revenue                 $ 904.1       $ 856.2       $ 762.2
                                            ======        ======        ======

    Operating Income:
    -----------------
    Wholesale segment*                      $ 99.1       $ 131.7       $ 123.0
    Retail segment                            24.5          21.3          15.1
    Eliminations                               2.4          (5.4)         (4.3)
                                            ------        ------        ------
      Consolidated Operating Income        $ 126.0       $ 147.6       $ 133.8
                                            ======        ======        ======

     * The Wholesale segment includes a pre-tax restructuring and impairment charge of $6.9 million recorded in fiscal year 2001.

Fiscal 2001 Compared to Fiscal 2000

     Consolidated revenue for fiscal year 2001 of $904.1 million increased by $47.9 million or 5.6% from fiscal year 2000 consolidated revenue of $856.2 million. Overall sales growth resulted from new product offerings, a selective price increase effective February 2000, and from the growth in the retail segment.

     Total wholesale revenue for fiscal year 2001 was $705.6 million as compared to $691.1 million in fiscal year 2000. This represents a $14.5 million or 2.1% increase over fiscal year 2000. The increase in wholesale revenue was due to a selective price increase effective February 2000 and from sales volume generated from new product introductions at more affordable price points. These increases were partially offset by three fewer production days in the current fiscal year as compared to the prior year.

     Total retail revenue from Ethan Allen-owned stores for fiscal year 2001 increased by $47.2 million or 12.7% to $419.3 million from $372.1 million in the prior year. The increase in retail sales by Ethan Allen-owned stores was attributable to a 10.0% or $34.7 million increase in comparable store sales, an increase in sales generated by newly opened or acquired stores of $25.1 million, partially offset by sold and closed stores, which generated $12.6 million less sales in fiscal year 2001 as compared to fiscal year 2000. The number of Ethan Allen-owned stores increased to 84 as of June 30, 2001 as compared to 82 as of June 30, 2000. The Company acquired 1 store from an independent dealer, sold 4 to an independent dealer, relocated 1 store, and opened 5 new stores.

     Comparable stores are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened stores. Stores acquired from dealers by Ethan Allen are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.

     Booked orders for the year ended June 30, 2001 were slightly lower than the same period in the prior year by 1.4%, reflecting slower economic growth. The prior year's increase in booked orders was 16.0%. Total orders include wholesale orders and written business of company-owned retail stores. Wholesale orders were down 2.5% for fiscal year 2001 and written orders for company-owned stores were higher by 3.4%.

     Gross profit for fiscal year 2001 increased $13.1 million or 3.3% to $413.7 million from $400.6 million in fiscal year 2000. The $13.1 million increase in gross profit was mainly due to higher sales volume, a selective price increase effective February 2000 and a higher percentage of retail sales to total sales. These increases were offset by a decline in the gross margin to 45.8% for the year ended June 30, 2001 from 46.8% in the prior year. The gross margin was negatively impacted by changes in production scheduling mainly due to new product introductions and from the sale of more affordably priced products manufactured at lower margins. Gross margins were also negatively impacted by higher costs incurred due to plant expansions, including the start-up of the new case goods manufacturing facility in Dublin, Virginia and from other plant expansions initiated to increase production capacity and improve efficiencies.

     The Company recorded a pre-tax restructuring and impairment charge of $6.9 million in the fourth quarter of fiscal year 2001 relating to the consolidation of three manufacturing facilities in the fourth quarter of fiscal year 2001.

     Operating expenses, excluding the restructuring and impairment charge of $6.9 million, increased $27.7 million to $280.7 million or 31.0% of net sales in fiscal year 2001 from $253.0 million or 29.6% of net sales in fiscal year 2000. This increase is primarily attributable to the expansion of the retail segment and from increased employee benefits, energy and utility costs.

     Operating income, excluding the restructuring and impairment charge of $6.9 million, for fiscal year 2001 was $133.0 million or 14.7% of net sales compared to $147.6 million or 17.2% of net sales in fiscal year 2000. This represents a decrease of $14.6 million or 9.9% primarily attributable to a lower gross margin noted above, higher operating expenses resulting from the growth of the retail segment and an increase in employee benefit, energy and utility costs, partially offset by higher sales volumes and a higher percentage of retail sales to total sales.

     Total wholesale operating income for fiscal year 2001, excluding the restructuring and impairment charge of $6.9 million, was $106.0 million or 15.0% of wholesale net sales compared to $131.7 million or 19.1% of wholesale net sales in fiscal year 2000. Wholesale operating income decreased $25.7 million or 19.5% in fiscal year 2001. This decrease was attributable to three fewer production days in the twelve month period ending June 30, 2001 and from a lower gross margin noted above.

     Operating income for the retail segment increased by $3.2 million or 15.0% to $24.5 million or 5.8% of net retail sales from $21.3 million or 5.7% of net retail sales in fiscal year 2000. The increase in retail operating income by Ethan Allen-owned stores is primarily attributable to increased sales volume, a selective price increase effective February 2000, partially offset by higher operating expenses related to the addition of new stores and higher compensation costs necessary to strengthen the staffing of the retail segment.

     Interest and other miscellaneous income of $2.8 million increased $2.4 million from $0.4 million in fiscal year 2000 mainly due to the gain recorded on a real property transaction and from an increase in investment income.

     Interest expense, including the amortization of deferred financing costs, for fiscal year 2001 decreased by $0.5 million to $0.8 million, due to lower debt balances and lower amortization of deferred financing costs.

     Income tax expense of $48.4 million was recorded for the twelve months ended June 30, 2001 as compared to $56.2 million for the twelve months ended June 30, 2000. The Company's effective tax rate was 37.8% in fiscal year 2001 and 38.3% in fiscal year 2000. The decline in the effective income tax rate for the year was the result of the implementation of various tax planning strategies.

     In fiscal year 2001, the Company recorded net income of $79.7 million, a decrease of 12.0%, compared to $90.6 million in fiscal year 2000. Earnings per diluted share of $1.98 decreased 10.0% or $0.22 per diluted share from $2.20 per diluted share in the prior year.

Fiscal 2000 Compared to Fiscal 1999

     Consolidated revenue for fiscal year 2000 of $856.2 million increased by $94.0 million or 12.3% from fiscal year 1999 consolidated revenue of $762.2 million. Overall sales growth resulted from new product offerings, growth in the retail segment, a selected case good price increase effective December 1, 1998 and to a lesser extent, an overall price increase effective February 25, 2000.

     Total wholesale revenue for fiscal year 2000 increased $54.1 million or 8.5% to $691.1 million in fiscal year 2000 from $637.0 million in fiscal year 1999. This increase resulted from new product and fabric introductions, new merchandising strategies and a focused marketing effort, and the benefit of a selected price increase effective December 1998.

     Total retail revenue from Ethan Allen-owned stores during fiscal year 2000 increased by $77.4 million or 26.3% to $372.1 million from $294.7 million in fiscal year 1999. The increase in retail sales by Ethan Allen-owned stores is attributable to a 17.2% or $48.0 million increase in comparable store sales, an increase in sales generated by newly opened or acquired stores of $37.9 million, partially offset by sold or closed stores, which generated $8.5 million less sales in fiscal year 2000 as compared to fiscal year 1999. The number of Ethan Allen-owned stores increased to 82 as of June 30, 2000 as compared to 73 as of June 30, 1999. The Company acquired 8 stores from independent dealers, sold 1 to an independent dealer, opened 3 new stores, relocated 1 store and closed 1 store.

     Booked orders for the year ended June 30, 2000 were higher than the same period in the prior year by 16.0%. The prior year's increase in booked orders was 8.3%. Total orders include wholesale orders and written business of company-owned retail stores. Wholesale orders were up 14.3% and orders for company-owned stores were higher by 23.3% over the prior year.

     Gross profit for fiscal year 2000 increased by $45.6 million or 12.8% to $400.6 million from $355.0 million in fiscal year 1999. This increase is attributable to higher sales volume, combined with an increase in gross margin to 46.8% in fiscal 2000 from 46.6% in fiscal 1999. Gross margins were favorably impacted by higher sales volumes, a selected case good price increase effective December 1, 1998, a selected price increase effective February 25, 2000, and a higher percentage of retail sales to total sales, partially offset by, higher manufacturing costs, mainly raw materials and labor.

     Operating expenses increased $31.8 million or 29.0% in fiscal year 2000 to $253.0 million or 29.6% of net sales from $221.2 million or 29.0% of net sales in fiscal year 1999. This increase is primarily attributable to the expansion of the retail segment resulting in the addition of 9 net new Ethan Allen-owned stores in fiscal year 2000.

     Operating income for fiscal year 2000 was $147.6 million or 17.2% of net sales as compared to $133.8 million or 17.5% of net sales in fiscal year 1999. This represents an increase of $13.8 million or 10.3%, which resulted from higher sales volume, partially offset by a lower wholesale and retail gross margin and higher operating expenses caused by the growth in the retail segment.

     Total wholesale operating income for fiscal year 2000 was $131.7 million or 19.1% of wholesale net sales compared to $123.0 million or 19.3% of wholesale net sales in fiscal year 1999. Wholesale operating income increased $8.7 million or 7.1% in fiscal year 2000 primarily due to higher sales volumes and the price increase effective December 1998, partially offset by higher manufacturing costs.

     Operating income for the retail segment increased by $6.2 million or 41.1% to $21.3 million or 5.7% of net retail sales from $15.1 million or 5.1% of net retail sales in fiscal year 1999. The increase in retail operating income by Ethan Allen-owned stores is primarily attributable to increased sales volume, offset by a reduction in gross margin and higher operating expenses associated with the addition of the new stores.

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

     In fiscal year 2000, the Company recorded net income of $90.6 million, an increase of 11.4%, compared to $81.3 million in fiscal year 1999. Earnings per diluted share of $2.20 increased 14.6% or $0.28 per diluted share from $1.92 per diluted share in the prior year.

Financial Condition and Liquidity

     The Company's principal sources of liquidity are cash flow from operations and borrowing capacity under a revolving credit facility. Net cash provided by operating activities totaled $87.6 million for fiscal year 2001 as compared to $104.9 million in fiscal year 2000 and $86.7 million in fiscal year 1999. The decrease in net cash provided by operating activities principally resulted from a decrease of $10.9 million in net income and more of an increase in working capital including inventories, which increased by $19.0 million in fiscal year 2001 as compared to $9.2 million in fiscal year 2000. The $19.0 million increase in inventory in fiscal year 2001 resulted from higher raw materials and work in process relating to the new manufacturing facility in Dublin, higher retail inventories from the new stores, and a build in finished goods necessary to meet orders upon the closing of the three manufacturing facilities in the fourth quarter of 2001. The current ratio was 2.69 to 1 in 2001 and 2.18 to 1 in 2000.

     During fiscal year 2001, capital spending, exclusive of acquisitions, totaled $38.5 million as compared to $42.1 million and $40.6 million in fiscal 2000 and 1999, respectively. The increased level of capital spending, which is principally attributable to new store openings and relocations and expanding manufacturing capacity, is expected to continue for the foreseeable future. Capital expenditures in fiscal year 2002, exclusive of acquisitions, are anticipated to be approximately $30.0 million. In addition, the Company expects to incur expenditures for retail and other acquisitions during fiscal year 2002. The Company anticipates that cash from operations will be sufficient to fund capital expenditures and acquisitions.

     Net cash used in financing activities totaled $15.0 million in fiscal year 2001 as compared to $47.0 million in fiscal year 2000 and $51.6 million in fiscal year 1999. The decrease in net cash used in financing activities related to lower debt borrowings and a decrease in payments to acquire treasury stock during fiscal year 2001. Total debt outstanding at June 30, 2001 was $9.5 million. At June 30, 2001, there were no revolving loans outstanding and $16.7 million of trade and standby letters of credit outstanding under the Credit Agreement. The Company had $108.3 million available under its revolving credit facility at June 30, 2001.

     The Company has been authorized by its Board of Directors to repurchase its common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. The Company also repurchases shares of common stock from terminated or retiring employee's accounts in the Ethan Allen Retirement Saving Plan. The Company's common stock repurchases are recorded as treasury stock and result in a reduction of shareholders' equity. During fiscal years 2001, 2000 and 1999, the Company repurchased the following shares of its common stock:

                                            2001           2000          1999
                                         ----------     ----------    ----------
Common shares repurchased                     33,006     1,928,350     1,921,784
Cost to repurchase common shares         $ 1,069,307   $49,605,555   $45,137,746
Average price per share                  $     32.40   $     25.72   $     23.49

     The Company funded its purchases through cash from operations and through revolver loan borrowings under the Credit Agreement. As of June 30, 2001, the Company had a remaining Board authorization to purchase 1.4 million shares.

     As of June 30, 2001, aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $0.1 million, and $0.1 million, $0.1 million, $4.7 million and $0.1 million, respectively. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements.

Impact of Inflation

     The Company does not believe that inflation has had a material impact on its profitability during the last three fiscal years. In the past, the Company has generally been able to increase prices to offset increases in operating costs and effectively manage its working capital.

Income Taxes

     At June 30, 2001, the Company has approximately $14.6 million of net operating loss carryovers ("NOL's") for federal income tax purposes. The Recapitalization in 1993 triggered an "ownership change" of the Company, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, resulting in an annual limitation on the utilization of the NOL's by the Company of approximately $3.9 million.

New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." The new pronouncement requires that all business combinations be accounted for under the purchase method. The Company will adopt this standard for all business combinations initiated after June 30, 2001.

     Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This pronouncement provides guidance on financial accounting and reporting for acquired goodwill and other intangible assets. This statement supercedes APB Opinion No. 17, "Intangible Assets". The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001. The Company plans to adopt this pronouncement for its first quarter ended September 30, 2001, which will positively impact annual pre-tax earnings by approximately $1.8 million.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk
------------------------------------------------------------------

     The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short term debt, if required, is used to meet working capital requirements and long-term debt is generally used to finance long term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. At June 30, 2001, the Company had $0.1 million of short term debt outstanding and $9.4 million of total long term debt outstanding.

     The Company has one debt instrument outstanding with a variable interest rate. This debt instrument has a principal balance of $4.6 million, which matures in 2004. Based on the principal outstanding in 2001, a one-percentage point increase in the variable interest rate would not have had a significant impact on the Company's 2001 interest expense.

     The Company is not currently exposed to foreign currency exchange, commodity price, or other relevant market rate or price risks. Ethan Allen does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors and Shareholders
Ethan Allen Interiors Inc.:


We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and Subsidiary (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the index under Item No.
14. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethan Allen Interiors Inc. and Subsidiary as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                                           /s/      KPMG LLP

Stamford, Connecticut
August 2, 2001

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             June 30, 2001 and 2000
                             (Dollars in thousands)

                                                          2001          2000
                                                        --------     ---------
ASSETS
------
Current assets:
  Cash and cash equivalents                             $  48,112    $  14,024
  Accounts receivable, less allowance of
    $2,679 and $2,751 at June 30, 2001 and
      2000, respectively                                   33,055       34,336
  Inventories                                             176,036      159,006
  Prepaid expenses and other current assets                18,085       17,670
  Deferred income taxes                                    14,789       10,751
                                                        ---------    ---------
     Total current assets                                 290,077      235,787


Property, plant and equipment, net                        268,659      247,738
Intangibles, net                                           52,863       54,770
Other assets                                                7,519        5,276
                                                        ---------    ---------
     Total assets                                       $ 619,118    $ 543,571
                                                        =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current maturities of long-term debt and
    capital lease obligations                           $     131    $   8,420
  Accounts payable                                         63,788       65,879
  Accrued compensation and benefits                        27,766       22,966
  Accrued expenses                                         16,169       11,003
                                                        ---------    ---------
     Total current liabilities                            107,854      108,268

Long-term debt                                              9,356        9,487
Other long-term liabilities                                 2,712        1,593
Deferred income taxes                                      34,413       33,714
                                                        ---------    ---------
     Total liabilities                                    154,335      153,062

Shareholders' equity:
  Class A common stock, par value $.01, 150,000,000
    shares authorized, 45,138,046 shares issued at
    June 30, 2001, 45,081,384 shares issued
    at June 30, 2000                                          451          451
  Preferred stock, par value $.01, 1,055,000 shares
    authorized, no shares issued and outstanding
    at June 30, 2001 and 2000                                --           --
  Additional paid-in capital                              274,645      272,710
                                                        ---------    ---------
                                                          275,096      273,161
  Less:
    Treasury stock (at cost), 5,735,284 shares
    at June 30, 2001 and 5,674,278 shares at
    June 30, 2000                                        (129,562)    (128,493)

  Retained earnings                                       319,249      245,841
                                                        ---------    ---------
    Total shareholders' equity                            464,783      390,509
                                                        ---------    ---------
     Total liabilities and shareholders' equity         $ 619,118    $ 543,571
                                                        =========    =========




See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                For the years ended June 30, 2001, 2000 and 1999
                  (Dollars in thousands, except per share data)


                                                    2001       2000       1999
                                                  --------   --------   --------

Net sales                                         $904,133   $856,171   $762,233
Cost of sales                                      490,477    455,561    407,234
                                                  --------   --------   --------
       Gross profit                                413,656    400,610    354,999

Operating expenses:
  Selling                                          161,808    145,684    127,269
  General and administrative                       118,895    107,345     93,968
  Restructuring and impairment charge                6,906       --         --
                                                  --------   --------   --------
   Total operating expenses                        287,609    253,029    221,237
                                                  --------   --------   --------

       Operating income                            126,047    147,581    133,762

Interest and other miscellaneous
  income, net                                        2,814        443        837
Interest and other related financing
  costs                                                758      1,254      1,882
                                                  --------   --------   --------
       Income before income taxes                  128,103    146,770    132,717

Income tax expense                                  48,423     56,200     51,429
                                                  --------   --------   --------

Net income                                        $ 79,680   $ 90,570   $ 81,288
                                                  ========   ========   ========


Per share data:

  Net income per basic share                      $   2.02   $   2.25   $   1.97
                                                  ========   ========   ========

  Basic weighted average common shares              39,390     40,301     41,278


  Net income per diluted share                    $   1.98   $   2.20   $   1.92
                                                  ========   ========   ========

  Diluted weighted average common shares            40,321     41,198     42,287



Dividends declared per common share               $   0.16   $   0.16   $   0.12
                                                  ========   ========   ========



See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                For the years ended June 30, 2001, 2000 and 1999
                             (Dollars in thousands)


                                                  2001         2000         1999
                                                --------     --------    ---------
Operating activities:
  Net income                                   $  79,680    $  90,570    $  81,288
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
        Depreciation and amortization             20,220       16,975       16,344
        Restructuring and impairment charge        6,356         --           --
        Compensation expense related to
          restricted stock award                     552          898        1,819
        Provision for deferred
          income taxes                            (3,339)      (1,806)         (20)
        Other non-cash (benefit) charge           (2,289)        (424)         251
  Change in assets and liabilities, net of
    the effects from acquired and divested
    businesses:
        Accounts receivable                        1,334         (783)       1,222
        Inventories                              (18,964)      (9,243)     (25,040)
        Prepaid and other current assets          (1,665)      (3,181)      (3,353)
        Other assets                              (1,528)        (973)      (1,064)
        Income taxes and accounts payable           (972)       5,455       10,652
        Accrued expenses                           7,083        7,140        4,023
        Other liabilities                          1,119          223          558
                                               ---------    ---------    ---------

Net cash provided by operating
   activities                                     87,587      104,851       86,680
                                               ---------    ---------    ---------

Investing activities:
  Proceeds from the disposal of property,
   plant, and equipment                            9,214        1,112        1,721
  Capital expenditures                           (38,516)     (42,065)     (40,628)
  Acquisitions                                    (9,722)     (12,631)      (7,164)
  Other                                              532          805          544
                                               ---------    ---------    ---------

Net cash used in investing activities            (38,492)     (52,779)     (45,527)
                                               ---------    ---------    ---------

Financing activities:
  Borrowings on revolving credit facility          1,500       78,000       81,500
  Payments on revolving credit facility           (9,500)     (70,000)     (81,500)
  Other payments on long-term debt and
    capital leases                                  (420)        (768)      (2,717)
  Other borrowings on long-term debt                --           --             18
  Payments to acquire treasury stock              (1,069)     (49,606)     (45,137)
  Net proceeds from issuance of common stock         759        2,351          747
  Increase in deferred financing costs              --           (524)         (55)
  Dividends paid                                  (6,277)      (6,469)      (4,421)
                                               ---------    ---------    ---------

Net cash used in financing activities            (15,007)     (47,016)     (51,565)
                                               ---------    ---------    ---------

Net (decrease)/increase in cash and cash
  equivalents                                     34,088        5,056      (10,412)
Cash and cash equivalents
  at beginning of year                            14,024        8,968       19,380
                                               ---------    ---------    ---------
Cash and cash equivalents at end of year       $  48,112    $  14,024    $   8,968
                                               =========    =========    =========

Supplemental disclosure:
  Cash payments for:
      Income taxes                             $  50,365    $  61,319    $  50,331
      Interest                                       618          980        1,637




See accompanying notes to consolidated financial statements.

                   ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                For the years ended June 30, 2001, 2000 and 1999
                    (Dollars in thousands, except share data)


                                                 Additional
                                      Common     Paid-in     Treasury       Retained
                                       Stock     Capital       Stock        Earnings      Total
                                       -----     -------       ------       --------      -----
Balance at June 30, 1998             $     445   $ 262,313   $ (33,750)   $  85,312    $ 314,320

Issuance of 164,584 shares of
  common stock upon the exercise
  of stock options and restricted
  stock award compensation                   2       2,564        --           --          2,566

Purchase of 1,921,784 shares of
  treasury stock                          --          --       (45,137)        --        (45,137)

Dividends declared on common stock        --          --          --         (4,911)      (4,911)

Tax benefit associated with the
  exercise of employee stock
  options and warrants                    --         2,409        --           --          2,409

Net income                                --          --          --         81,288       81,288
                                     ---------   ---------   ---------    ---------    ---------

Balance at June 30, 1999                   447     267,286     (78,887)     161,689      350,535

Issuance of 444,593 shares of
  common stock upon the exercise
  of stock options and restricted
  stock award compensation                   4       3,245        --           --          3,249

Purchase of 1,928,350 shares of
  treasury stock                          --          --       (49,606)        --        (49,606)

Dividends declared on common stock        --          --          --         (6,418)      (6,418)

Tax benefit associated with the
  exercise of employee stock
  options and warrants                    --         2,179        --           --          2,179

Net income                                --          --          --         90,570       90,570
                                     ---------   ---------   ---------    ---------    ---------

Balance at June 30, 2000                   451     272,710    (128,493)     245,841      390,509

Issuance of 75,284 shares of
  common stock upon the exercise
  of stock options and restricted
  stock award compensation                --         1,311        --           --          1,311

Purchase of 33,006 treasury shares
  relating to employee benefit
  and compensation plans                  --          --        (1,069)        --         (1,069)

Dividends declared on common stock        --          --          --         (6,272)      (6,272)

Tax benefit associated with the
  exercise of employee stock
  options and warrants                    --           624        --           --            624

Net income                                --          --          --         79,680       79,680
                                     ---------   ---------   ---------    ---------    ---------

Balance at June 30, 2001             $     451   $ 274,645   $(129,562)   $ 319,249    $ 464,783
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

     Nature of Operations
     --------------------

     The Company, through its wholly-owned subsidiary, is a leading manufacturer and retailer of quality home furnishings and sells a full range of furniture products and decorative accessories through an exclusive network of 312 retail stores, of which 84 are Ethan Allen-owned and 228 are independently owned. The Company's retail stores are primarily located in North America, with 28 located abroad. Ethan Allen has 18 manufacturing facilities and 3 sawmills throughout the United States.

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications
     -----------------

     Certain reclassifications have been made to prior years' financial statements to conform with the current year's presentation. These changes did not have a material impact on previously reported results of operations or shareholders' equity.

     Cash Equivalents
     ----------------

     The Company considers all highly liquid cash investments with original maturities of three months or less to be cash equivalents.

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

     Intangible Assets
     -----------------

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

     Shipping and Handling Costs
     ---------------------------

     Ethan Allen's policy is to sell its products at the same delivered cost to all retailers nationwide, regardless of their shipping point. Costs incurred to deliver finished goods to the consumer are expensed and recorded in selling, general and administrative expenses. Shipping and handling costs were $59.2 million, $53.9 million, and $45.9 million for fiscal year 2001, 2000, and 1999, respectively.

     Advertising Costs
     -----------------

     Advertising costs are expensed when first aired or distributed. Advertising costs for the fiscal years 2001, 2000 and 1999, were $45.9 million, $44.4 million, and $43.2 million, respectively. Prepaid advertising costs at June 30, 2001 and 2000 were $4.3 million and $2.3 million, respectively.

     Closed Store Expenses
     ---------------------

     Future expenses, such as rent and real estate taxes, net of expected lease or sublease recovery, which will be incurred subsequent to vacating a closed Ethan Allen-owned store, are charged to operations upon a formal decision to close the store.

     Earnings Per Share
     ------------------

     The Company computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if all potentially dilutive common shares were exercised.

     Stock Compensation
     ------------------

     As permitted by SFAS No. 123 "Accounting for Stock Based Compensation", the Company follows the provisions of APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for compensation expense related to the issuance of stock options.

     Comprehensive Income
     --------------------

     The Company does not have any components of comprehensive income as defined under SFAS No. 130, "Reporting Comprehensive Income".

     Derivative Instruments
     ----------------------

     The Company adopted SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, which later amended this pronouncement, in fiscal year 2001. Upon review of the Company's current contracts, the Company has no derivative instruments as defined under these standards.

     New Accounting Standards
     ------------------------

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141
     addresses the accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." The new pronouncement requires that all business combinations be accounted for under the purchase method. The Company will adopt this standard for all business combinations initiated after June 30, 2001.

     Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This pronouncement provides guidance on financial accounting and reporting for acquired goodwill and other intangible assets. This statement supercedes APB Opinion No. 17, "Intangible Assets". The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001. The Company plans to adopt this pronouncement for its first quarter ended September 30, 2001, which will positively impact annual pre-tax earnings by approximately $1.8 million.

(2)  Restructuring and Impairment Charge

     During fiscal year 2001, the Company developed a plan to consolidate its manufacturing operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage. In the fourth quarter, the Company initiated its consolidation plan by announcing the closure of three of its manufacturing facilities and the elimination of approximately 350 employees effective August 6, 2001. A pre-tax restructuring and impairment charge of $6.9 million was recorded in the fourth quarter for costs associated with the plant closings, of which $3.3 million principally relates to employee severance and benefits costs and plant exit costs, and $3.6 million relates to a fixed asset impairment charge primarily for properties and machinery and equipment of the closed facilities.

     As of June 30, 2001, the restructuring reserve of $2.8 million was included in the Consolidated Balance Sheets as an accrued expense in current liabilities and the impairment charge of $3.6 million was recorded to reduce certain property, plant and equipment to net realizable value.

     Activity in the Company's restructuring reserve is summarized as follows (dollars in thousands):

                                        Original      Cash    Non-cash
                                        Charges     Payments  Utilized     Total
                                        -------     --------  --------     -----
Employee severance and
   other related payroll
   and benefit costs                     $ 2,974   $  (550)   $  --      $ 2,424

Plant exit costs and other                   332      --         --          332

Write-down of long-term
   assets                                  3,600      --       (3,600)      --
                                         -------   -------    -------    -------


Balance as of June 30, 2001              $ 6,906   $  (550)   $(3,600)   $ 2,756
                                         =======   =======    =======    =======

(3)  Inventories

     Inventories at June 30 are summarized as follows (dollars in thousands):

                                        2001            2000
                                      --------        --------
          Finished Goods              $115,661        $103,787
          Work in process               19,521          19,233
          Raw materials                 40,854          35,986
                                      --------        --------
                                      $176,036        $159,006
                                      ========        ========

(4)  Property, Plant and Equipment

     Property, plant and equipment at June 30 are summarized as follows (dollars in thousands):

                                             2001             2000
                                           --------        ---------
Land and improvements                     $  41,382        $  40,839
Buildings and improvements                  214,972          192,256
Machinery and equipment                     146,193          138,458
                                          ---------        ---------
                                            402,547          371,553
Less: Accumulated depreciation             (133,888)        (123,815)
                                          ---------        ---------
                                          $ 268,659        $ 247,738
                                          =========        =========

(5)  Intangibles

     Intangibles at June 30 are summarized as follows (dollars in thousands):

                                                  2001             2000
                                                -------          --------

     Product technology                        $ 25,950          $ 25,950
     Trademarks                                  28,200            28,200
     Goodwill                                    18,714            18,795
     Other                                          350               350
                                               --------          --------
                                                 73,214            73,295
     Less accumulated amortization              (20,351)          (18,525)
                                               --------          --------
                                               $ 52,863          $ 54,770
                                               ========          ========

(6)  Borrowings

     Total debt obligations at June 30 consists of the following (dollars in thousands):

                                                   2001           2000
                                                 --------      ----------
     Revolving Credit Facility                    $  --          $ 8,000
     Industrial Revenue Bonds, 2.45% -
       7.50%, maturing at various dates
       through 2011                                 8,455          8,455
     Other                                          1,032          1,452
                                                  -------        -------
         Total debt                                 9,487         17,907

     Less current maturities and short
       term capital lease obligations                 131          8,420
                                                  -------        -------
         Long-term debt                           $ 9,356        $ 9,487
                                                  =======        =======

     The Company has a $125.0 million unsecured Revolving Credit Facility (the "Credit Agreement") with J. P. Morgan Chase & Co. as administrative agent and Fleet Bank, NA and Wachovia Bank, NA as co-documentation agents. The Credit Agreement includes sub-facilities for trade and standby letters of credit of $25.0 million and swingline loans of $3.0 million. Revolving loans under the Credit Agreement bear interest at J. P. Morgan Chase & Co.'s Alternative Base Rate ("ABR"), or adjusted LIBOR plus 0.625%, which is subject to adjustment arising from changes in the credit rating of Ethan Allen's senior unsecured debt. The Credit Agreement provides for the payment of a commitment fee equal to 0.15% per annum on the average daily unused amount of the revolving credit commitment. The Company is also required to pay a fee equal to 0.75% per annum on the average daily letters of credit outstanding. As of June 30, 2001, the Company had no revolving loans outstanding. Letters of credit outstanding totaled $16.7 million with an unused Revolver balance of $108.3 million. For fiscal years ended June 30, 2001, 2000 and 1999 the weighted-average interest rates were 5.55%, 6.22%, and 6.17%, respectively.

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

     The Company has loan commitments in the aggregate amount of approximately $1.0 million related to the modernization of its Beecher Falls, Vermont manufacturing facility. Loans made pursuant to these commitments bear interest at rates ranging from 3.0% to 5.5% and have maturities of 10 to 30 years. The loans have a first and second lien in respect of equipment financed by such loans and a first and second mortgage interest in respect of the building, the construction of which was financed by such loans.

     Aggregate scheduled maturities of long-term debt for each of the five fiscal years subsequent to June 30, 2001, and thereafter are as follows (dollars in thousands):

              2002 ................................................$  131
              2003 ................................................   141
              2004 ................................................    61
              2005 ................................................ 4,662
              2006  ...............................................    64
            Subsequent to 2006 .................................... 4,428

(7)  Leases

     Ethan Allen leases real property and equipment under various operating lease agreements expiring through the year 2028. Leases covering retail outlets and equipment generally require, in addition to stated minimums, contingent rentals based on retail sales and equipment usage. Generally, the leases provide for renewal for various periods at stipulated rates.

     Future minimum payments by year and in the aggregate under non-cancelable operating leases consisted of the following at June 30, 2001 (dollars in thousands):

         Fiscal Year Ending June 30:
         ---------------------------

             2002                                 $ 17,993
             2003                                   16,844
             2004                                   15,502
             2005                                   14,305
             2006                                   12,069
             Subsequent to 2006                     43,952
                                                 ---------

             Total minimum lease payments        $ 120,665
                                                 =========

     The above amounts will be offset in the aggregate by minimum future rentals from subleases of $18.2 million.

     Total rent expense for the fiscal years ended June 30 was as follows (dollars in thousands):

                                          2001        2000        1999
                                        -------     -------     -------

Basic rentals under operating
  leases                                $18,496     $16,102     $16,761
Contingent rentals under
  operating leases                          895       1,972       1,509
                                        -------     -------     -------

                                         19,391      18,074      18,270
Less:  sublease rent                      3,084       3,314       2,812
                                        -------     -------     -------

                                        $16,307     $14,760     $15,458
                                        =======     =======     =======

(8)  Shareholders' Equity

     The Company's authorized capital stock consists of (a) 150,000,000 shares of Common Stock, par value $.01 per share, (b) 600,000 shares of Class B Common Stock, par value $.01 per share, (c) 1,055,000 shares of Preferred Stock, par value $.01 per share of which (i) 30,000 shares have been designated Series A Redeemable Convertible Preferred Stock, (ii) 30,000 shares have been designated Series B Redeemable Convertible Preferred Stock, (iii) 155,010 shares have been designated as Series C Junior Participating Preferred Stock, and (iv) the remaining 839,990 shares may be designated by the Board of Directors with such rights and preferences as they determine (all such preferred stock, collectively, the "Preferred Stock"). As of June 30, 2001 and 2000, there were no shares of Preferred Stock or shares of Class B Common Stock issued or outstanding.

     The Company has been authorized by its Board of Directors to repurchase its common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. The Company also repurchases shares of common stock from terminated or retiring employee's accounts in the Ethan Allen Retirement Saving Plan. The Company's common stock repurchases are recorded as treasury stock and result in a reduction of shareholders' equity. During fiscal years 2001, 2000 and 1999, the Company repurchased the following shares of its common stock:

                                            2001          2000          1999
                                         ----------    ----------    ----------
     Common shares repurchased               33,006     1,928,350     1,921,784
     Cost to repurchase common shares   $ 1,069,307   $49,605,555   $45,137,746
     Average price per share            $     32.40   $     25.72   $     23.49

     The Company funded its purchases through cash from operations and through revolver loan borrowings under the Credit Agreement. As of June 30, 2001, the Company had a remaining Board authorization to purchase 1.4 million shares.

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

(9)  Earnings per Share

     The following table sets forth the calculation of weighted average shares for the fiscal years ended June 30 (shares in thousands):

                                              2001       2000        1999
                                            -------     ------     -------
      Weighted average common shares
        outstanding for basic
        calculation                          39,390     40,301      41,278

      Add: Effect of stock options
        and warrants                            931        897       1,009
                                             ------     ------      ------

      Weighted average common shares
        outstanding, adjusted for
        diluted calculation                  40,321     41,198      42,287
                                             ======     ======      ======

     Stock options to purchase 986,600 shares of common stock had an exercise price in excess of the average market price in fiscal year 2000. These options have been excluded from the diluted earnings per share calculation since their impact is anti-dilutive.

(10) Employee Stock Plans

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

     Incentive Stock Option Plan
     ---------------------------

     In 1991, pursuant to the Incentive Stock Option Plan, the Company granted to members of management options to purchase 829,542 shares of Common Stock at an exercise price of $5.50 per share. Such options vest twenty percent per year over a five year period.

     Management Warrants
     -------------------

     Warrants to purchase 699,560 shares of Common Stock were granted to certain key members of management during fiscal years 1991 and 1992. The warrants have been fully earned and were exercisable at $1.23 per share.

     Restricted Stock Award
     ----------------------

     As of July 1, 1994 and for each successive year through July 1, 1998, an annual award of 30,000 shares of restricted stock was granted to Mr. Kathwari, the President and Chief Executive Officer, with the vesting based on performance of the Company's stock price during the three year period after grant as compared to the Standard and Poors 500 index. Under the discretion of the Compensation Commmittee, Mr. Kathwari has been deemed vested in 92,000 shares as of June 30, 2001.

     Stock Unit Award
     ----------------

     During fiscal year 1998, the Company established a book account for Mr. Kathwari, which will be credited with 21,000 Stock Units as of July 1 of each year, commencing July 1, 1997, for a total of up to 105,000 Stock Units, over the term of Mr. Kathwari's employment agreement, with an additional 21,000 Stock Units to be credited in connection with each of the two one-year extensions. Following the termination of Mr. Kathwari's employment, Mr. Kathwari will receive shares of Common Stock equal to the number of Stock Units credited to the account.

     Stock option and warrant activity during fiscal years 2001, 2000 and 1999 was as follows:

                                                     Number of
                                                       Shares
                                    ------------------------------------------
                                     92 Stock        Incentive      Management
                                    Option Plan       Options        Warrants
                                    -----------      ---------      ----------
       Options Outstanding
           at June 30, 1998          3,102,570         328,106          84,545
         Granted in 1999               104,700            --              --
         Exercised in 1999             (64,034)        (32,247)        (37,756)
         Canceled in 1999              (33,761)             (2)         (2,101)
                                    ----------      ----------      ----------
       Options Outstanding
           at June 30, 1999          3,109,475         295,857          44,688
         Granted in 2000               395,290            --              --
         Exercised in 2000             (88,063)       (281,850)        (44,680)
         Canceled in 2000              (33,112)             (7)             (8)
                                    ----------      ----------      ----------
       Options Outstanding
           at June 30, 2000          3,383,590          14,000            --
         Granted in 2001                35,225            --              --
         Exercised in 2001             (67,882)         (6,000)           --
         Canceled in 2001              (55,658)           --              --
                                    ----------      ----------      ----------
       Options Outstanding
           at June 30, 2001          3,295,275           8,000            --
                                    ==========      ==========      ==========

The following table summarizes the stock awards outstanding at June 30, 2001:

                                                            Weighted    Weighted
                                                             Average     Average
                              Range of          Number     Remaining    Exercise
                               Prices        Outstanding      Life        Price
                          ---------------    -----------   ----------   --------
1992 Stock Option Plan    $ 6.00 to $ 6.50     1,123,600    3.7 yrs      $ 6.36
                          $14.50 to $18.21       130,425    5.7 yrs      $15.16
                          $21.17 to $25.00     1,032,825    6.9 yrs      $22.12
                          $26.25 to $28.31       871,150    6.5 yrs      $27.41
                          $30.75 to $33.78       137,275    8.1 yrs      $31.58
                                               ---------
                                               3,295,275
                                               =========
Incentive Options         $ 5.50                   8,000    0.5 yrs      $ 5.50
                                               =========

     The following table summarizes the number of shares exercisable at June 30, 2001:

                                                                     Weighted
                                                       Number of     Average
                                       Range of          Shares      Exercise
                                        Prices         Exercisable    Price
                                   ---------------     -----------   --------

         1992 Stock Option Plan    $ 6.00 to $ 6.50      892,170      $ 6.37
                                   $14.50 to $18.21      124,327      $15.01
                                   $21.17 to $25.00      836,790      $21.45
                                   $26.25 to $28.31      813,350      $27.46
                                   $30.75 to $33.78       46,470      $31.80
                                                       ---------
                                                       2,713,107
                                                       =========
         Incentive Options         $ 5.50                  8,000      $ 5.50
                                                       =========

     Had compensation costs related to the issuance of stock options under the Company's 1992 Stock Option Plan been determined based on the estimated fair value at the grant dates for awards under SFAS No. 123, the Company's net income end earnings per share for the fiscal years ended June 30, 2001, 2000 and 1999 would have been reduced to the proforma amounts listed below, (dollars in thousands, except per share data):

                                            2001           2000            1999
                                          --------       --------        -------
         Net Income
         ----------
           As reported                    $79,680        $90,570         $81,288
           Proforma                        78,517         86,630          77,840

         Net Income per Basic Share
         --------------------------
           As reported                   $  2.02        $  2.25         $  1.97
           Proforma                         1.99           2.15            1.89

         Net Income per Diluted Share
         ----------------------------

           As reported                   $  1.98        $  2.20         $  1.92
           Proforma                         1.95           2.10            1.84

     The per share weighted average fair value of stock options granted during fiscal 2001, 2000 and 1999 was $13.60, $12.24, and $11.98, respectively.
     The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: weighted average risk-free interest rates of 5.39%, 6.22%, and 5.15% for fiscal 2001, 2000 and 1999, respectively; dividend yield of 0.53%, 0.61%, and 0.60% for fiscal 2001, 2000 and 1999, respectively;
     expected volatility of 45.0%, 45.9%, and 46.8% in fiscal 2001, 2000 and 1999, respectively; and expected lives of five years for each.


(11) Income Taxes

     Total income taxes were allocated as follows (dollars in thousands):

                                 2001        2000          1999
                               -------      -------      -------
     Income from operations   $ 48,423     $ 56,200     $ 51,429
     Stockholders' equity         (624)      (2,179)      (2,409)
                               -------      -------      -------
                              $ 47,799     $ 54,021     $ 49,020
                               =======      =======      =======

     The income taxes credited to stockholders' equity relate to the tax benefit arising from the exercise of employee stock options.

     Income tax expense attributable to income from operations consists of the following for the fiscal years ended June 30 (dollars in thousands):

                                           2001         2000         1999
                                         --------     --------     --------
     Current:
          Federal                        $ 46,513     $ 49,934     $ 44,478
          State                             5,249        8,072        6,971
                                         --------     --------     --------
                Total current              51,762       58,006       51,449
                                         --------     --------     --------
     Deferred:
          Federal                          (3,157)      (1,650)         (17)
          State                              (182)        (156)          (3)
                                         --------     --------     --------
                Total deferred             (3,339)      (1,806)         (20)
                                         --------     --------     --------
     Income tax expense on income        $ 48,423     $ 56,200     $ 51,429
                                         ========     ========     ========

     The following is a reconciliation of expected income taxes (computed by applying the Federal statutory rate to income before taxes) to actual income tax expense (dollars in thousands):

                                             2001         2000         1999
                                           -------      -------      -------
     Computed "expected" income
        tax expense                      $ 44,836      $ 51,370     $ 46,451
     State income taxes, net of
        federal income tax benefit          3,162         5,247        4,529
     Goodwill amortization                    265           143          117
     Other, net                               160          (560)         332
                                          -------       --------     -------
     Income tax expense on income        $ 48,423      $ 56,200     $ 51,429
                                          =======       =======      =======

     The significant components of the deferred tax expense (benefit) are as follows (dollars in thousands):

                                           2001            2000          1999
                                          -------        -------      --------

     Deferred tax (benefit)               $ (4,795)     $ (3,309)    $ (1,503)
     Utilization of net operating
       loss carryforwards                    1,456         1,503        1,483
                                           -------       -------       -------

                                          $ (3,339)     $ (1,806)    $    (20)
                                           =======       =======      =======

     The components of the net deferred tax liability as of June 30 are as follows (dollars in thousands):

                                                            2001           2000
                                                          -------        -------
      Deferred tax assets:
        Accounts receivable                               $ 1,194        $ 1,220
        Inventories                                         3,154          3,478
        Other liabilities and reserves                     10,441          6,049
        Net operating loss carryforwards                    5,533          7,234
                                                          -------        -------
      Total deferred tax asset                             20,322         17,981
                                                          -------        -------
      Deferred tax liabilities:
        Property, plant and equipment                      24,202         24,380
        Intangible assets other
         than goodwill                                     13,327         14,199
        Miscellaneous                                       2,417          2,365
                                                          -------        -------
      Total deferred tax liability                         39,946         40,944
                                                          -------        -------
       Net deferred tax liability                         $19,624        $22,963
                                                          =======        =======

     The Company has tax operating loss carryforwards of approximately $14.6 million at June 30, 2001, of which $4.0 million expires in 2007 and $10.6 million expires in 2008. Pursuant to Section 382 of the Internal Revenue Code, the Company's utilization of the net operating loss carryforwards are subject to an annual limitation of approximately $3.9 million.

     Management believes that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

(12) Employee Retirement Programs

     The Ethan Allen Retirement Savings Plan
     ---------------------------------------

     The Ethan Allen Retirement Savings Plan (the "Plan") is a defined contribution plan which is offered to substantially all employees of the Company who have completed three consecutive months of service regardless of hours worked.

     Ethan Allen may, at its discretion, make a matching contribution to the 401(k) portion of the Plan on behalf of each participant, provided the contribution does not exceed the lesser of 50% of the participant's contribution or $1,000 per participant per Plan year. Total profit sharing and 401(k) company match expense was $5.5 million in 2001, $3.2 million in 2000, and $2.6 million in 1999.

     Other Retirement Plans and Benefits
     -----------------------------------

     Ethan Allen provides additional benefits to selected members of senior and middle management in the form of previously entered deferred compensation arrangements and a management incentive program. The total cost of these benefits was $5.0 million, $4.4 million, and $3.8 million in 2001, 2000 and 1999, respectively.

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

     The condensed balance sheets of Ethan Allen as of June 30 are as follows (dollars in thousands):

                                                       2001               2000
                                                     ---------         ---------
     Assets
     ------
     Current assets                                   $289,979          $235,782
     Non-current assets                                476,154           448,059
                                                      --------          --------
     Total assets                                     $766,133          $683,841
                                                      ========          ========

     Liabilities
     -----------
     Current liabilities                              $106,194          $106,595
     Non-current liabilities                            46,481            44,794
                                                      --------          --------
     Total liabilities                                $152,675          $151,389
                                                      ========          ========

     A summary of Ethan Allen's operating activity for each of the years in the three-year period ended June 30, 2001, is as follows:

                                              2001          2000          1999
                                           ---------     ---------     ---------
      Net sales                             $904,133      $856,171      $762,233
      Gross profit                           413,656       400,610       354,999
      Operating income                       126,197       147,722       133,930
      Interest expense                           758           990         1,639
      Income before income
        taxes and extraordinary
        charge                               128,253       146,911       132,885
      Net income                            $ 79,830      $ 90,711      $ 81,456

(14) Litigation

     The Company has been named as a potentially responsible party ("PRP") for the cleanup of three sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company has resolved its liability at one of the sites by completing remedial action activities. The Company has resolved its liability at another site through legal settlement and in regard to the third site the Company does not anticipate incurring significant cost. The Company believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the site.

(15) Segment Information

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

     The retail home furnishings segment sells home furnishing products through a network of Ethan Allen-owned stores. Retail profitability includes the retail gross margin, which is earned based on purchases from the wholesale segments.

     The Company evaluates performance of the respective segments based upon revenues and operating income. Inter-segment eliminations primarily comprise the wholesale sales and profit on the transfer of inventory between segments. Inter-segment eliminations also include items not allocated to reportable segments.

     During the third quarter of 2001, the Company re-evaluated its operating segments and as a result changed its segment reporting format from five segments (case goods, upholstery, home accessories, retail, and other) to two segments (wholesale and retail). This change reflects how management currently manages its operations, resulting in part, from the growth in the Company's retail business. The following table presents segment information for the fiscal years ended June 30, 2001, 2000, and 1999 (dollars in thousands):

                                             2001         2000        1999
                                           --------     --------     -------
     Net Sales:
     ----------
     Wholesale segment                    $ 705,651    $ 691,076    $ 637,036
     Retail segment                         419,322      372,058      294,701
     Elimination of intercompany
      sales                                (220,840)    (206,963)    (169,504)
                                          ----------    ---------    --------
       Consolidated Total                 $ 904,133    $ 856,171    $ 762,233
                                          =========    =========    =========

     Operating Income:
     -----------------
     Wholesale segment(1)                 $  99,122    $ 131,753    $ 122,968
     Retail segment                          24,523       21,257       15,146
     Elimination(2)                           2,402       (5,429)      (4,352)
                                          ---------    ---------    ---------
       Consolidated Total                 $ 126,047    $ 147,581    $ 133,762
                                          =========    =========    =========

     Capital Expenditures:
     ---------------------
     Wholesale segment                    $  22,147    $  22,393    $  24,795
     Retail segment                          16,369       19,672       15,833
     Acquisitions(3)                          9,722       12,631        7,164
                                          ---------    ---------    ---------
       Consolidated Total                 $  48,238    $  54,696    $  47,792
                                          =========    =========    =========

     Total Assets:
     -------------
     Wholesale segment                    $ 460,477    $ 392,506    $ 366,895
     Retail segment                         183,240      179,075      137,256
     Inventory profit elimination(4)        (24,599)     (28,010)     (23,529)
                                          ---------    ---------    ---------
        Consolidated Total                $ 619,118    $ 543,571    $ 480,622
                                          =========    =========    =========


     (1)  Operating  income  for  the  wholesale   segment  includes  a  pre-tax
          restructuring and impairment charge of $6.9 million recorded in the fourth quarter of fiscal year 2001.

     (2) The adjustment reflects the change in the elimination entry for profit in ending inventory.

     (3) Acquisitions for the year ended June 30, 2001 include the purchase of a manufacturing facility in Dublin, Virginia in October of 2000.

     (4) Inventory profit elimination reflects the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when shipped to the retail customer.

     There are 28 independent retail stores located outside the United States. Approximately 2.4% of the Company's net sales are derived from sales to these retail stores.

(16) Selected Quarterly Financial Data (Unaudited)

     Tabulated below are certain data for each quarter of the fiscal years ended June 30, 2001, 2000, and 1999 (dollar amounts in thousands, except per share data):

                                               Quarter Ended
                             ---------------------------------------------------
                             September 30   December 31     March 31     June 30
                             ------------   -----------     --------     -------
2001 Quarters:
--------------
 Net sales                      $211,231      $232,667      $233,791    $226,444
 Gross profit                     99,709       107,737       103,511     102,699
 Net income                       20,700        23,107        20,030      15,843
Net income
   per basic
   share                            0.53          0.59          0.51        0.40
 Net income per diluted
   share                            0.52          0.58          0.50        0.39
Dividend declared per
   common share                     0.04          0.04          0.04        0.04

2000 Quarters:
--------------
Net sales                        $189,592     $217,486     $220,300     $228,793
Gross profit                       88,521      103,899      103,148      105,042
Net income                         18,733       24,833       23,171       23,833
Net income per basic
   share                             0.46         0.61         0.58         0.60
 Net income per diluted
   share                             0.45         0.59         0.57         0.59
 Dividend declared per
   common share                      0.04         0.04         0.04         0.04

1999 Quarters:
--------------
Net sales                        $166,226     $193,674     $194,571     $207,762
Gross profit                       77,004       89,756       91,064       97,175
Net income                         16,209       21,186       21,174       22,719
Net income per basic
   share                             0.39         0.51         0.52         0.56
 Net income per diluted
   share                             0.38         0.50         0.50         0.54
 Dividend declared per
   common share                      0.02         0.03         0.03         0.04

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosures
         ---------------------

     No changes in or disagreements with accountants on accounting or financial disclosure occurred in fiscal years 2001, 2000 and 1999.

                                    PART III


Part III is omitted as the Company intends to file with the Commission within 120 days after the end of the Company's fiscal year a definitive proxy statement pursuant to Regulation 14A which will involve the election of directors.

ITEM 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

         See reference to definitive proxy statement under Part III.

ITEM 11. Executive Compensation
-------------------------------

         See reference to definitive proxy statement under Part III.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

         See reference to definitive proxy statement under Part III.

ITEM 13. Certain Relationships and Related Transactions
-------------------------------------------------------

         See reference to definitive proxy statement under Part III.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
------------------------------------------------------------------------

I.   Listing of Documents

     (1) Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at June 30, 2001 and 2000, and for the years ended June 30, 2001, 2000 and 1999, consist of the following:

          Consolidated Balance Sheets

          Consolidated Statements of Operations

          Consolidated Statements of Cash Flows

          Consolidated Statements of Shareholders' Equity

          Notes to Consolidated Financial Statements

     (2) Financial Statement Schedule. Financial Statement Schedule of the Company appended hereto, as required for the years ended June 30, 2001, 2000 and 1999, consist of the following:

          Valuation and Qualifying Accounts

          The schedules listed in Reg. 210.5-04, except those listed above, have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3)  The following Exhibits are filed as part of this report on Form 10-K:

          Exhibit
          Number    Exhibit
          ----------------------------------------------------------------------

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
          *3(i)     By-Laws of Ethan Allen Manufacturing Corporation

        Exhibit
         Number     Exhibit
         ------     ------------------------------------------------------------

          *4(a)     First  Amendment to  Management  Non-Qualified  Stock Option
                    Plan
          *4(b)     Second  Amendment to Management  Non-Qualified  Stock Option
                    Plan
          *4(c)     1992 Stock Option Plan
          *4(c)-1   First Amendment to 1992 Stock Option Plan
          *4(c)-2   Amended and Restated 1992 Stock Option Plan
          *4(c)-3   First  Amendment to Amended and  Restated  1992 Stock Option
                    Plan
          *4(c)-4   Second  Amendment to Amended and Restated  1992 Stock Option
                    Plan
          *4(d)     Management  Letter Agreement among the Management  Investors and the Company
          *4(e)     Management Warrant,  issued by the Company to members of the
                    Management of Ethan Allen
          *4(f)     Form of Dealer Letter  Agreement among Dealer  Investors and the Company
          *4(g)     Form of Kathwari Warrant, dated June 28, 1989
          *4(j)     Form of Indenture relating to the Senior Notes
          *4(j)-1   First  Supplemental  Indenture  dated as of March  23,  1995 between  Ethan Allen and the First  National  Bank of Boston for $75,000,000 8-3/4% Senior Notes due 2007
          *4(k)     Credit Agreement among the Company,  Ethan Allen and Bankers
                    Trust Company
          *4(k)-1   Amended Credit Agreement among the Company,  Ethan Allen and
                    Bankers Trust Company
          *4(k)-2   110,000,000  Senior Secured  Revolving Credit Facility dated
                    March 10, 1995 between  Ethan Allen and J. P. Morgan Chase &
                    Co.
          *4(k)-3   Amended and Restated Credit Agreement as of December 4, 1996
                    between Ethan Allen Inc. and the J. P. Morgan Chase & Co.
          *4(k)-4   First Amendment to Amended and Restated Credit  Agreement as
                    of August 27, 1997  between  Ethan Allen Inc.  and the J. P.
                    Morgan Chase & Co.
          *4(k)-5   Second Amendment to Amended and Restated Credit Agreement as
                    of October 20, 1998  between  Ethan Allen Inc. and the J. P.
                    Morgan Chase & Co.
          *4(l)     Catawba County Industrial Facilities Revenue Bond
          *4(l)-1   Trust  Indenture  dated  as  of  October  1,  1994  securing
                    $4,600,000  Industrial Development  Revenue Refunding Bonds,
                    Ethan  Allen  Inc.   Series  1994  of  the  Catawba   County
                    Industrial   Facilities  and  Pollution   Control  Financing
                    Authority
          *4(m)     Lease for 2700 Sepulveda Boulevard Torrance, California
          *4(n)     Amended and Restated Warrant Agreement, dated March 1, 1991, among Green  Mountain  Holding  Corporation  and First Trust
                    National Association
          *4(o)     Exchange Notes Warrant Transfer Agreement
          *4(p)     Warrant  (Earned) to purchase shares of the Company's Common
                    Stock dated March 24, 1993
          *4(q)     Warrant  (Earned-In)  to  purchase  shares of the  Company's
                    Common Stock, dated March 23, 1993
          *4(r)     Recapitalization   Agreement  among  the  Company,   General
                    Electric Capital  Corporation,  Smith Barney Inc.,  Chemical
                    Fund Investments,  Inc., Legend Capital Group,  Inc., Legend
                    Capital  International Ltd., Castle Harlan,  Inc., M. Farooq
                    Kathwari, the Ethan Allen Retirement Program and other stockholders named on the signature pages thereto, dated as of March 24, 1993
          *4(s)     Preferred  Stock and Common  Stock  Subscription  Agreement,
                    dated March 24, 1993,  among the Company,  General  Electric
                    Capital Corporation, and Smith Barney Inc.
          *4(t)     Security  Agreement,  dated as of March  10,  1995,  between
                    Ethan Allen Inc. and J. P. Morgan Chase & Co.
          *4(u)     Rights  Agreement,  dated as of July 26,  1996,  between the
                    Company and Harris Trust and Savings Bank
          *4(v)     Registration Rights Agreement, dated March 28, 1997, between the Company and Carriage House Interiors of Colorado, Inc.
          *4(w)     Credit  Agreement  as of August 24,  1999 by and among Ethan
                    Allen Inc.,  Ethan Allen  Interiors  Inc.,  the J. P. Morgan
                    Chase & Co., Fleet Bank, N.A. and Wachovia Bank, N.A.

         Exhibit
          Number    Exhibit
          ------    ------------------------------------------------------------

          *10(b)    Employment  Agreement,   dated  June  29,  1989,  among  Mr.
                    Kathwari, the Company and Ethan Allen
          *10(c)    Employment Agreement dated July 27, 1994 among Mr. Kathwari, the Company and Ethan Allen
          *10(d)    Restated  Directors  Indemnification  Agreement  dated March
                    1993, among the Company and Ethan Allen and their Directors
          *10(e)    Registration  Rights  Agreement,  dated March  1993,  by and among Ethan Allen,  General Electric Capital Corporation and
                    Smith Barney Inc.
          *10(f)    Form of Management Bonus Plan, dated October 30, 1991
          *10(g)    Ethan Allen Profit Sharing and 401(k) Retirement Plan
          *10(h)    General  Electric  Capital  Corporation  Credit Card Program
                    Agreement  dated August 25, 1995
          *10(h)-1  First  Amendment  to Credit  Card  Program  Agreement  dated
                    February 22, 2000
          *10(i)    Employment  Agreement  dated  October 28,  1997  between Mr.
                    Kathwari and Ethan Allen Interiors, Inc.
          *10(j)    Sales  Finance  Agreement  dated June 25, 1999,  between the
                    Company and MBNA America Bank, N.A.
          *10(k)    Amended and Restated  Consumer Credit Card Program Agreement
                    dated  February  22,  2000,  by and  among the  Company  and
                    Monogram Credit Card Bank of Georgia
          *21       List of wholly-owned subsidiaries of the Company
           23       Consent of KPMG LLP


          * Incorporated by reference to the exhibits filed with the Registration Statement on Form S-1 of the Company and Ethan Allen Inc. filed with the Security Exchange Commission (the "SEC") on March 16, 1993 (Commission File No. 33-57216), the Registration Statement on Form S-3 of the Company filed with the SEC on May 21, 1997 (Commission File No. 333-37545), the Annual Report on Form 10-K of the Company and Ethan Allen Inc. filed with the SEC on September 24, 1993 (Commission File No. 1-11806), the Current Report on Form 8-K of the Company and Ethan Allen Inc. filed with the SEC on July 3, 1996 (Commission File No. 1-11806), the Quarterly Report on Form 10-Q of the Company and Ethan Allen Inc. filed with the SEC on February 13, 1997 (Commission File No. 1-11806), the Quarterly Report on Form 10-Q of the Company and Ethan Allen Inc. filed with the SEC on November 14, 1997 (Commission File No. 1-11806), the Quarterly Report on Form 10-Q of the Company and Ethan Allen Inc. filed with the SEC on February 12, 1999 (Commission File No. 1-11806), the Quarterly Report on Form 10-Q of the Company and Ethan Allen Inc. filed with the SEC on May 13, 1999 (Commission File No. 1-11806), the Quarterly Report on Form 10-Q of the Company and Ethan Allen Inc. filed with the SEC on February 14, 2000 (Commission File No. 1-11806), the Annual Report on Form 10-K of the Company and Ethan Allen Inc. filed with the SEC on September 13, 2000, and the Registration Statement on Form S-3 of the Company, Ethan Allen, Ethan Allen Manufacturing Corporation, Ethan Allen Finance Corporation and Andover Wood Products Inc. filed with the SEC on October 23, 1994 (Commission File No. 33-85578-01) and all supplements thereto.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        As of and for the Fiscal Years Ended June 30, 2001, 2000 and 1999
                             (Dollars in thousands)



                           Balance at    Additions      Adjustments   Balance at
                           Beginning     Charged to       and/or        End of
                           of Period       Income       Deductions   Adjustments
                           ---------       ------       ----------   -----------
     Accounts Receivable
       Sales discounts, sales returns and
        allowance for doubtful accounts:

     June 30, 2001          $2,751         $  (22)        $  (50)         $2,679
     June 30, 2000          $2,460         $  439         $ (148)         $2,751
     June 30, 1999          $1,961         $  622         $ (123)         $2,460

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



     /s/ M. Farooq Kathwari                 Chairman, Chief Executive
-------------------------------------------  Officer and Director
        (M. Farooq Kathwari)



     /s/ Clinton A. Clark                   Director
-------------------------------------------
       (Clinton A. Clark)



     /s/ Kristin Gamble                     Director
-------------------------------------------
      (Kristin Gamble)



     /s/ Horace McDonell                    Director
-------------------------------------------
       (Horace McDonell)



     /s/ Edward H. Meyer                    Director
-------------------------------------------
       (Edward H. Meyer)



     /s/ William W. Sprague                 Director
-------------------------------------------
      (William W. Sprague)



         /s/ Frank G. Wisner                Director
-------------------------------------------
      (Frank G. Wisner)



         /s/ Edward D. Teplitz              Vice President, Finance
-------------------------------------------
      (Edward D. Teplitz)



        /s/ Michele Bateson                 Corporate Controller, Principal
-------------------------------------------   Accounting Officer
           (Michele Bateson)