Form 10-Q
period 2001-09-30
ETHAN ALLEN INTERIORS INC
filed 2001-11-15
CIK 896156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2001
                                 -----------------------------------------------
                                                 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission File Number:                              1-11692
                           -----------------------------------------------------


                           Ethan Allen Interiors Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                                              06-1275288
-----------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer ID No.)

                       Ethan Allen Drive, Danbury, Connecticut 06811
-----------------------------------------------------------------------------------------------
                       (Address of principal executive offices)

                                   (203) 743-8000
------------------------------------------------------------------------------------------------
                        (Registrant's telephone number, including area code)

                                        N/A
-----------------------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                        38,670,073 at September 30, 2001

                           ETHAN ALLEN INTERIORS INC.
                                 AND SUBSIDIARY
                                      INDEX

                                                                                        PAGE

Part I.  Financial Information:

     Item 1. Consolidated Financial Statements as of September 30, 2001
          (unaudited) and June 30, 2001 and for the three months ended September
          30, 2001 and 2000 (unaudited)

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

     Item 1. Legal Proceedings

     Item 2. Changes in Securities and Use of Proceeds

     Item 3. Defaults Upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

Signatures                                                                               16

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                September 30,
                                                                                   2001           June 30,
                                                                                 (unaudited)        2001
                                                                                 -----------      --------

ASSETS
Current assets:
  Cash and cash equivalents                                                       $  38,294    $  48,112
  Accounts receivable, less allowance of $2,314
    and $2,679 at September 30, 2001 and
    June 30, 2001, respectively                                                      30,410       33,055
  Inventories                                                                       173,850      176,036
  Prepaid expenses and other current assets                                          20,405       18,085
  Deferred income taxes                                                              14,308       14,789
                                                                                  ---------    ---------
        Total current assets                                                        277,267      290,077

Property, plant and equipment, net                                                  275,227      268,659
Intangibles, net                                                                     59,246       52,863
Other assets                                                                          7,151        7,519
                                                                                  ---------    ---------
     Total assets                                                                 $ 618,891    $ 619,118
                                                                                  =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and
   capital lease obligations                                                      $     133    $     131
  Accounts payable                                                                   71,703       63,788
  Accrued compensation and benefits                                                  26,063       27,766
  Accrued expenses                                                                   14,190       16,169
                                                                                  ---------    ---------
       Total current liabilities                                                    112,089      107,854

Long-term debt                                                                        9,321        9,356
Other long-term liabilities                                                           2,274        2,712
Deferred income taxes                                                                35,791       34,413
                                                                                  ---------    ---------
     Total liabilities                                                              159,475      154,335

Shareholders' equity:
Class A common stock, par value $.01, 150,000,000 shares authorized, 45,151,034 and 45,138,046 shares issued at September 30, 2001 and
  June 30, 2001, respectively                                                           452          451
Preferred stock, par value $.01, 1,055,000 shares
  authorized, no shares issued and outstanding
  at September 30, 2001 and June 30, 2001                                              --           --
Additional paid-in capital                                                          274,645      274,645
                                                                                  ---------    ---------
                                                                                    275,097      275,096
Less: Treasury stock (at cost), 6,462,964 shares
  at September 30, 2001 and 5,735,284 shares at
  June 30, 2001                                                                    (150,119)    (129,562)

Retained earnings                                                                   334,438      319,249
                                                                                  ---------    ---------
  Total shareholders' equity                                                        459,416      464,783
                                                                                  ---------    ---------

  Total liabilities and shareholders' equity                                      $ 618,891    $ 619,118
                                                                                  =========    =========


See accompanying notes to consolidated financial statements

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (Amounts in thousands, except per share data)


                                                             Three Months
                                                          Ended September 30,
                                                           2001        2000
                                                         --------    -------

Net sales                                                $206,725   $211,231

Cost of sales                                             112,756    111,522
                                                         --------   --------

       Gross profit                                        93,969     99,709

Operating expenses:

  Selling                                                  38,838     37,970
  General and administrative                               28,596     28,437
                                                         --------   --------
    Total operating expenses                               67,434     66,407
                                                         --------   --------

  Operating income                                         26,535     33,302

Interest and other miscellaneous income, net                  512        173

Interest and other related financing costs                    149        196
                                                         --------   --------

       Income before income taxes                          26,898     33,279

Income tax expense                                         10,167     12,579
                                                         --------   --------

       Net income                                        $ 16,731   $ 20,700
                                                         ========   ========


Per share data:
--------------

Basic earnings per common share:

     Net income per basic share                          $   0.43   $   0.53
                                                         ========   ========

     Basic weighted average common
       shares outstanding                                  38,670     39,405

Diluted earnings per common share:

     Net income per diluted share
                                                         $   0.42   $   0.52
                                                         ========   ========
     Diluted weighted average common
       shares outstanding                                  40,271     40,190




See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                      Three Months
                                                                   Ended September 30,
                                                                  2001       2000
                                                                --------   --------
Operating activities:
     Net income                                                $ 16,731    $ 20,700
     Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                            4,679       4,570
         Compensation expense related to
             restricted stock award                                (404)       (330)
         Provision for deferred income taxes                      1,859        (605)
         Other non-cash expense (income)                             34        (636)
         Change in assets and liabilities, net of
           the effects from acquired and divested
           businesses:
               Accounts receivable                                  580        (328)
               Inventories                                        7,731      (4,369)
               Prepaid and other current assets                  (1,505)     (7,894)
               Other assets                                         633        (223)
               Accounts payable                                  (1,904)      9,300
               Income taxes payable                               6,442      11,364
               Accrued expenses                                  (3,896)      1,322
               Other liabilities                                   (438)         27
                                                               --------    --------

Net cash provided by operating activities                        30,542      32,898
                                                               --------    --------

Investing activities:
     Proceeds from the disposal of property, plant
       and equipment                                                  3       2,315
     Capital expenditures                                        (8,131)     (9,185)
     Acquisitions                                               (10,366)       --
     Other                                                           62         120
                                                               --------    --------

Net cash used in investing activities                           (18,432)     (6,750)
                                                               --------    --------

Financing activities:
     Payments on revolving credit facilities                       --        (8,000)
     Other payments on long-term debt and
       capital leases                                               (32)        (79)
     Net proceeds from issuance of common stock                     232          51
     Dividends paid                                              (1,571)     (1,570)
     Payments to acquire treasury stock                         (20,557)       (215)
                                                               --------    --------

Net cash used in financing activities                           (21,928)     (9,813)
                                                               --------    --------

Net (decrease)/increase in cash and cash equivalents             (9,818)     16,335

Cash and cash equivalents at beginning of period                 48,112      14,024
                                                               --------    --------

Cash and cash equivalents at end of period                     $ 38,294    $ 30,359
                                                               ========    ========

See accompanying notes to consolidated financial statements

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)
                             (Dollars in thousands)


                                                 Additional
                                       Common    Paid-in    Treasury      Retained
                                       Stock     Capital      Stock       Earnings      Total
                                       -----     -------    ---------     --------     -------

Balance at June 30, 2001            $     451   $ 274,645    $(129,562)   $ 319,249    $ 464,783

Issuance of 12,988 shares of
  common stock upon the exercise
  of stock options                          1        (173)        --           --           (172)

Purchase of 727,680 treasury
  shares                                 --          --        (20,557)        --        (20,557)

Tax benefit associated with the
  exercise of employee stock
  options                                --            88         --           --             88

Charge for early vesting of
  stock options                          --            85         --           --             85

Dividends declared on common
  stock                                  --          --           --         (1,542)      (1,542)

Net income                               --          --           --         16,731       16,731
                                    ---------   ---------    ---------    ---------    ---------

Balance at September 30, 2001       $     452   $ 274,645    $(150,119)   $ 334,438    $ 459,416
                                    =========   =========    =========    =========    =========

See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



(1)  BASIS OF PRESENTATION

     Ethan Allen Interiors Inc. (the "Company") is a Delaware corporation incorporated on May 25, 1989. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Ethan Allen Inc. ("Ethan Allen") and Ethan Allen's subsidiaries. All of Ethan Allen's capital stock is owned by the Company. The Company has no other assets or operating results other than those associated with its investment in Ethan Allen.

(2)  INTERIM FINANCIAL PRESENTATION

     All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. In the opinion of the Company, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been included in the financial statements. The results of operations for the three months ended September 30, 2001, are not necessarily indicative of results for the fiscal year. It is suggested that the interim consolidated financial statements are read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

     Certain reclassifications have been made to prior year financial information in order to conform to the current year's presentation. These changes were made for disclosure purposes only and did not have an impact on previously reported results of operations or shareholders' equity.

(3)  INVENTORIES

     Inventories at September 30, 2001 and June 30, 2001 are summarized as follows (dollars in thousands):

                                     September 30,                June 30,
                                         2001                       2001
                                      ----------                  ------------

          Finished goods                $118,114                     $115,661
          Work in process                 17,375                       19,521
          Raw materials                   38,361                       40,854
                                         -------                      -------
                                        $173,850                     $176,036
                                         =======                      =======


(4)  GOODWILL AND OTHER INTANGIBLE ASSETS

     On July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". As of September 30, 2001 the Company had goodwill (net of accumulated amortization) of $21.3 million and intangible assets (net of accumulated amortization) of $37.9 million. Goodwill in the wholesale and retail segments was $7.9 million and $13.4 million, respectively. The wholesale segment includes the intangible assets of $37.9 million. These assets include Ethan Allen trade names and product technology, which were formerly being amortized over 40 years. The Company has re-assessed the useful lives of goodwill and intangible assets and both were deemed to have indefinite useful lives. Amortization of these assets ceased on July 1, 2001. No impairment losses were recorded on these intangible assets due to the change in their estimated useful lives.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(4)  GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

     The requirements of this provision allow a six-month transitional period from the date of adoption for the Company to assess goodwill impairment. The Company is currently in the process of testing its reporting units for goodwill impairment and expects its valuations to be completed by December 31, 2001.

     The following table reconciles the Company's reported net income and earnings per share with pro forma balances adjusted to exclude goodwill amortization, which is no longer recorded under SFAS No. 142. The current quarter's net income and earnings per share are presented for comparative purposes only.

                                                                 Three Months
                                                              Ended September 30,
                                                                2001        2000
                                                               ------      -------
Net Income:
  Reported net income                                        $   16,731   $   20,700
  Add back:  Goodwill amortization after-tax                       --             72
  Add back:  Intangible asset amortization after-tax               --            211
                                                             ----------   ----------
    Adjusted Net Income                                      $   16,731   $   20,983
                                                             ==========   ==========

Basic Earnings per Share:
  Reported earnings per share                                $     0.43$        0.52
  Goodwill amortization                                            --           --
  Intangible asset amortization                                    --           0.01
                                                             ----------   ----------
    Adjusted Earnings per Share                              $     0.43$        0.53
                                                             ==========   ==========

Diluted Earnings per Share:
  Reported earnings per share                                $     0.42$        0.51
  Goodwill amortization                                            --           --
  Intangible asset amortization                                    --           0.01
                                                             ----------   ----------
    Adjusted Earnings per Share                              $     0.42$        0.52
                                                             ==========   ==========


(5)  RESTRUCTURING AND IMPAIRMENT CHARGE

     In the  fourth  quarter of fiscal  year 2001,  the  Company  announced  the closure of three of its manufacturing facilities and the elimination of approximately 350 employees effective August 6, 2001. A pre-tax restructuring and impairment charge of $6.9 million was recorded in the fourth quarter for costs associated with the plant closings, of which $3.3 million principally relates to employee severance and benefits costs and plant exit costs, and $3.6 million relates to a fixed asset impairment charge primarily for properties and machinery and equipment of the closed facilities. As of September 30, 2001, the remaining restructuring reserve of $0.5 million was included in the Consolidated Balance Sheets as an accrued expense in current liabilities.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(5)  RESTRUCTURING AND IMPAIRMENT CHARGE (continued)

     Activity in the Company's restructuring reserve is summarized as follows (dollars in thousands):


    Employee severance and other related payroll and benefit costs


                                                                    Original          Cash           Non-cash
                                                                    Charges         Payments         Utilized            Total

        Employee severance and
            other elated payroll
            and benefit costs                                      $2,974          $(2,603)          $    -             $  371
         Plant exit costs and other                                   332             (202)               -                130

         Write-down of long-term
            assets                                                  3,600               -             (3,600)               -
                                                                   ------            -----            ------             -----

         Balance as of September 30, 2001                         $ 6,906          $(2,805)          $(3,600)           $  501
                                                                   ======           ======            ======             =====

(6)  CONTINGENCIES

     The Company has been named as a Potentially Responsible Party ("PRP") for the cleanup of four sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company has resolved its liability at two of these sites by completing remedial action activities or through legal settlement. With regards to the third site, the Company does not anticipate incurring significant cost. The Company believes it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the site; however, liability under CERCLA may be joint and several. In relation to the fourth site, the Company has been notified that it may be a potentially responsible party for a disposal site to which waste material was sent. The extent of any financial impact upon the Company cannot be reasonably estimated at this time.

(7)  EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated using the following share data (amounts in thousands):



                                               Three Months Ended
                                                  September 30,
                                                2001      2000
                                               ------    ------
     Weighted average common
       shares outstanding for
       basic calculation                        38,670   39,390

     Add: Effect of stock options
       and warrants                              1,601      800
                                                ------   ------

     Weighted average common
       shares outstanding for
       diluted calculation                      40,271   40,190
                                                ======   ======

     As of September 30, 2001 and 2000, stock options to purchase 19,000 shares and 895,000 shares of common stock, respectively, had an exercise price in excess of the average market price. These options have been excluded from the diluted earnings per share calculation since their effect is anti-dilutive.

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

     The wholesale home furnishings segment is principally involved in the manufacture, sale and distribution of home furnishing products to a network of independently owned and Ethan Allen-owned stores. Wholesale profitability includes the wholesale gross margin, which is earned on wholesale sales to all retail stores, including Ethan Allen-owned stores.

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

     The following table presents segment information for the three months ended September 30, 2001 and 2000 (dollars in thousands):

                                        Three Months Ended
                                          September 30,
                                        2001        2000
                                      --------    --------
     Net Sales:
     ----------
     Wholesale segment              $ 154,884    $ 161,955
     Retail segment                    98,840       98,526
     Elimination of inter-company
      sales                           (46,999)     (49,250)
                                    ---------    ---------
       Consolidated Total           $ 206,725    $ 211,231
                                    =========    =========

     Operating Income:
     -----------------
     Wholesale segment              $  23,264    $  26,234
     Retail segment                     3,002        6,035
     Elimination (1)                      269        1,033
                                    ---------    ---------
       Consolidated Total           $  26,535    $  33,302
                                    =========    =========

     Capital Expenditures:
     ---------------------
     Wholesale segment              $   4,254    $   5,728
     Retail segment                     3,877        3,457
     Acquisition of retail
       businesses                      10,366         --
                                     ---------    ---------
        Consolidated Total          $  18,497    $   9,185
                                    =========    =========

     Total Assets:
     Wholesale segment              $ 437,218    $ 417,679
     Retail segment                   206,313      184,256
     Inventory profit
       elimination(2)                 (24,640)     (26,486)
                                     ---------    ---------
          Consolidated Total        $ 618,891    $ 575,449
                                    =========    =========

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


(8)      SEGMENT INFORMATION   (CONTINUED)


(1) The adjustment reflects the change in the elimination entry for profit in ending inventory.

(2) Inventory profit elimination reflects the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when shipped to the retail customer.

There are 29 independent retail stores located outside the United States. Approximately 2.4% of the Company's net sales for the three months ended September 30, 2001 and 2000 are derived from sales to these retail stores.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The discussions set forth in this form 10-Q should be read in conjunction with the financial information included herein and the Company's Annual Report on Form 10-K for the year ended June 30, 2001. Management's discussion and analysis of financial condition and results of operations and other sections of this report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risk and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, conditions in the various geographical markets where the Company does business, developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

RESULTS OF OPERATIONS:

     Ethan Allen's revenues are comprised of wholesale sales to dealer-owned and company-owned retail stores and retail sales of company-owned stores. See Note 8 to the Company's Consolidated Financial Statements for the three months ended September 30, 2001 and 2000. The components of consolidated revenues and operating income are as follows (dollars in millions):



                                                    Three Months Ended
                                                       September 30,
                                                    2001         2000
                                                   ------       ------
     Revenue:
     Wholesale segment                             $  154.9     $  161.9
     Retail segment                                    98.8         98.5
     Elimination of inter-segment sales               (47.0)       (49.2)
                                                   ------       ------
       Consolidated Revenue                        $  206.7     $  211.2
                                                   ======       ======

     Operating Income:
     Wholesale segment                             $   23.2     $   26.2
     Retail segment                                     3.0          6.1
     Eliminations                                       0.3          1.0
                                                   ------       ------
       Consolidated Operating Income               $   26.5     $   33.3
                                                   ======       ======


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Consolidated revenue for the three months ended September 30, 2001 decreased by $4.5 million or 2.1% to $206.7 million from $211.2 million for the three months ended September 30, 2000. Sales have been negatively impacted this quarter due to slowing demand caused by a weaker economy.

     Total wholesale revenue for the first quarter of fiscal year 2002 decreased by $7.0 million or 4.3% to $154.9 million from $161.9 million in the first quarter of fiscal year 2001 due to softening demand.

     Total retail revenue from Ethan Allen-owned stores for the three months ended September 30, 2001 increased by $0.3 million or 0.3% to $98.8 million from $98.5 million for the three months ended September 30, 2000. The increase in retail sales by Ethan Allen owned stores was attributable to an increase in sales generated by newly opened or acquired stores of $5.7 million, partially offset by a decrease in comparable store sales of $3.8 million, or 4.0%, and by a decrease from closed stores, which generated $0.7 million less sales in fiscal year 2002 as compared to fiscal year 2001. The prior year quarter also included a gain of $0.9 million on the sale of a company-owned retail store to an independent dealer. The number of Ethan Allen-owned stores increased to 93 as of September 30, 2001 as compared to 80 as of September 30, 2000. The Company acquired 11 stores from independent dealers, sold 1 company-owed store to an independent dealer, relocated 2 stores, closed 1 store, and opened 4 new stores.

     Comparable stores are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened stores. Stores acquired from dealers by Ethan Allen are included in comparable store sales in their 13th full month of Ethan Allen-owned operations. Of the 10 stores acquired during the quarter, 6 stores were purchased from Mr. Edward D. Teplitz, who subsequently joined the Company as Vice President of Finance (see Part II, Item 5).

     Booked orders for the quarter were lower than the prior year quarter by 7.7% due to a weaker economy. Total orders include wholesale orders and written business of company-owned retail stores. Wholesale orders were down 8.1% and company-owned stores were down 6.4%. Comparable company-owned store sales were down 11.9% from last year's first quarter.

     Gross profit decreased during the quarter to $94.0 million from $99.7 million in the first quarter of the prior year. The $5.7 million decrease in gross profit was mainly due to lower sales volume and a decline in the wholesale gross margin. Consolidated gross margin decreased to 45.5% in the first quarter of fiscal year 2002 from 47.2% in the prior year first quarter principally from a lower wholesale gross margin resulting from the production of more affordably priced products manufactured at lower margins and from costs associated with manufacturing improvements and process initiatives at various facilities, including the case goods plants in Dublin, Virginia and Andover, Maine.

     Operating expenses increased $1.0 million or 1.5% to $67.4 million or 32.6% of net sales in the current quarter as compared to $66.4 million or 31.4% of net sales for the first quarter of fiscal year 2001. This increase was due to the expansion of the retail segment with the addition of 13 net new Ethan
Allen-owned stores since September 2000. As a result, the retail segment incurred higher occupancy and warehousing costs this quarter.

     Operating income for the three months ended September 30, 2001 was $26.5 million or 12.8% of net sales compared to $33.3 million or 15.8% of net sales for the three months ended September 30, 2000. Operating income decreased $6.8 million or 20.4% primarily due to a lower wholesale gross margin as noted above, and greater operating expenses resulting from the growth of the retail segment.

     Total wholesale operating income for the first quarter of fiscal year 2002 was $23.2 million or 15.0% of net sales compared to $26.2 million or 16.2% of net sales in the first quarter of fiscal year 2001. Wholesale operating income decreased $3.0 million or 11.5% this quarter primarily attributable to lower sales volume caused by softening demand.

     Operating income for the retail segment decreased by $3.1 million for the three months ended September 30, 2001 to $3.0 million or 3.0% of net sales from $6.1 million or 6.1% of net sales for the three months ended September 30, 2000. The decrease in retail operating income was primarily attributable to higher operating expenses related to the addition of 13 net new stores since September 2000.

     Interest and other miscellaneous income of $0.5 million increased $0.3 million over the prior year first quarter due to an increase in interest income from cash investments.

     Income tax expense of $10.1 million was recorded for the three months ended September 30, 2001 as compared to $12.6 million for the same period in the prior year. The Company's effective tax rate was 37.8% in the current year and prior year first quarter.

     For the three months ended September 30, 2001, the Company recorded net income of $16.7 million, a decrease of 19.3%, compared to $20.7 million for the three months ended

September 30, 2000. Earnings per diluted share of $0.42 decreased 19.2% or $0.10 per diluted share in the quarter from $0.52 per diluted share in the prior year quarter.

FINANCIAL CONDITION AND LIQUIDITY

     The Company's principal sources of liquidity are cash flow from operations and borrowing capacity under a revolving credit facility. Net cash provided by operating activities totaled $30.5 million for the three months ended September 30, 2001 as compared to $32.9 million for the three months ended September 30, 2000. The decrease of $2.4 million in net cash provided by operating activities principally resulted from lower earnings and from changes in working capital requirements for the three months ended September 30, 2001 as compared to the same period in the prior year. Net cash used in investing activities increased $11.7 million to $18.4 million resulting from the retail store acquisitions made this quarter.

     During the three months ended September 30, 2001, capital spending, exclusive of acquisitions, totaled $8.1 million as compared to $9.2 million for the three months ended September 30, 2000. Capital expenditures made during the quarter primarily include (i) new retail store construction and store interior redesigns, (ii) manufacturing capital equipment purchases and upgrades, and
(iii) a plant expansion project in Andover, Maine. Capital expenditures for fiscal year 2002, exclusive of acquisitions, are anticipated to be approximately $30.0 million. In addition, the Company expects to incur expenditures for retail and other acquisitions during fiscal year 2002. The Company anticipates that cash from operations will be sufficient to fund this level of capital expenditures and acquisitions.

     Net cash used in financing activities of $21.9 million increased by $12.1 million due to the repurchase of the Company's common stock during the quarter. Total debt outstanding at September 30, 2001 was $9.5 million. At September 30, 2001, there were no revolving loans outstanding. The Company had $19.2 million of trade and standby letters of credit outstanding, leaving $105.8 million available under its revolving credit facility at September 30, 2001.

     The Company has been authorized by its Board of Directors to repurchase its common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. The Company also repurchases shares of common stock from terminated or retiring employee's accounts in the Ethan Allen Retirement Saving Plan. The Company's common stock repurchases are recorded as treasury stock and result in a reduction of shareholders' equity. During the first quarter of fiscal year 2002 and 2001, the Company repurchased the following shares of its common stock:

                                                    First Quarter
                                                 2001            2000
                                              ----------      ----------

     Common shares repurchased                   727,680         7,919
     Cost to repurchase common shares        $20,556,471      $215,983
     Average price per share                 $     28.25      $  27.27


     The Company funded its common stock repurchases through available cash and cash from operations. As of September 30, 2001, the Company had a remaining Board authorization to purchase 0.7 million shares.

     As of September 30, 2001, aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $0.1 million, $0.1 million, $4.7 million, $0.1 million and $0.1 million, respectively. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements over the next twelve months. As of September 30, 2001, the Company had working capital of $165.2 million and a current ratio of 2.47 to 1.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

     The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements and long-term debt is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. Although the Company did not have any revolving loans outstanding under the Credit Agreement as of September 30, 2001, the Company had $0.1 million of short-term debt outstanding and $9.4 million of total long-term debt outstanding.

     The Company has one long-term debt instrument outstanding with a variable interest rate. This debt instrument has a principal balance of $4.6 million, which matures in 2004. Based on the principal balance outstanding, a one percentage point increase in the variable interest rate would not have had a significant impact on the Company's interest expense.

     The Company is not currently exposed to foreign currency exchange, commodity price, price, or other relevant market rate or price risks. Ethan Allen does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.

                           PART II. OTHER INFORMATION


ITEM 1. - LEGAL PROCEEDINGS

     There has been no change to matters discussed in Business-Legal Proceedings in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 17, 2001.


ITEM 2. - CHANGES IN SECURITIES

      There has been no change to matters discussed in Description and Ownership of Capital Stock in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 17, 2001.


ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

      None.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5. - OTHER INFORMATION

      On August 31, 2001, the Company acquired certain assets associated with the retail operations of 6 Ethan Allen Home Interiors stores in the Pittsburgh and Cleveland metropolitan areas from two entities owned and controlled by Mr. Edward Teplitz. The total purchase price for the assets was $10.1 million, net of the assumption of certain liabilities and subject to post-closing adjustments. Approximately $3.5 million of the purchase price was allocated to the two real estate properties acquired in the transaction with the remaining $6.6 million allocated to other assets. The purchase price was determined by mutual negotiation and was based upon the latest balance sheets of the two selling entities. Subsequent to the closing, Mr. Teplitz joined the Company as Vice President of Finance.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ETHAN ALLEN INTERIORS INC.
                                  (Registrant)



DATE:      11/15/01                     BY:      /s/ M. Farooq Kathwari
         ------------------                -------------------------------------
                                           M. Farooq Kathwari
                                           Chairman of the Board
                                           President and Chief
                                           Executive Officer
                                           (Principal Executive Officer)



DATE:      11/15/01                    BY:   /s/ Edward D. Teplitz
         -----------------                 -------------------------------------
                                           Edward D. Teplitz
                                           Vice President, Finance
                                           (Principal Financial Officer)



DATE:      11/15/01                    BY:   /s/ Michele Bateson
         ------------------               --------------------------------------
                                           Michele Bateson
                                           Corporate Controller
                                           (Principal Accounting Officer)