Form 10-Q
period 2001-12-31
ETHAN ALLEN INTERIORS INC
filed 2002-02-07
CIK 896156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 2001
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number:                          1-11692
                       ---------------------------------------------------------


                           Ethan Allen Interiors Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           06-1275288
--------------------------------------------------------------------------------
(State or other jurisdiction                            (I.R.S. Employer ID No.)
 of incorporation or organization)


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



                         38,728,462 at December 31, 2001

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                                      INDEX


                                                                            PAGE

Part I.  Financial Information:

     Item 1.   Consolidated Financial Statements as of
                    December 31,  2001 (unaudited) and
                    June 30, 2001 and for the three and
                    six months ended December 31, 2001
                    and 2000 (unaudited)

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

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                               December 31,
                                                                   2001                   June 30,
                                                                (unaudited)                 2001
                                                               ------------               --------
ASSETS

Current assets:
  Cash and cash equivalents                                      $  63,818                $  48,112
  Accounts receivable, less allowances of $2,509
    and $2,679 at December 31, 2001 and
    June 30, 2001, respectively                                     22,495                   33,055
  Inventories                                                      157,850                  176,036
  Prepaid expenses and other current assets                         17,874                   18,085
  Deferred income taxes                                             14,847                   14,789
                                                                  --------                ---------
        Total current assets                                       276,884                  290,077

Property, plant and equipment, net                                 277,734                  268,659
Intangibles, net                                                    60,666                   52,863
Other assets                                                         6,377                    7,519
                                                                  --------                ---------

     Total assets                                                $ 621,661                $ 619,118
                                                                 =========                =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                           $     152                $     131
  Accounts payable                                                  54,621                   63,788
  Accrued compensation and benefits                                 28,040                   27,766
  Accrued expenses                                                  13,899                   16,169
                                                                 ---------                ---------
       Total current liabilities                                    96,712                  107,854

Long-term debt                                                       9,267                    9,356
Other long-term liabilities                                          2,093                    2,712
Deferred income taxes                                               33,039                   34,413
                                                                 ---------                ---------
     Total liabilities                                             141,111                  154,335

Shareholders' equity:
Class A common stock, par value $.01, 150,000,000
  shares authorized, 45,215,961 and 45,138,046
  shares issued at December 31, 2001 and
  June 30, 2001, respectively                                          452                      451
Preferred stock, par value $.01, 1,055,000 shares
  authorized, no shares issued and outstanding
  at December 31, 2001 and June 30, 2001                                -                        -
Additional paid-in capital                                         276,352                  274,645
                                                                 ---------                ---------
                                                                   276,804                  275,096
Less: Treasury stock (at cost), 6,487,501 shares
  at December 31, 2001 and 5,735,284 shares at
  June 30, 2001                                                   (150,343)                (129,562)

Retained earnings                                                  354,089                  319,249
                                                                 ---------                ----------
    Total shareholders' equity                                     480,550                  464,783
                                                                 ---------                ----------

    Total liabilities and shareholders' equity                   $ 621,661                $ 619,118
                                                                 =========                =========


See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands, except per share data)



                                                                  Three Months                 Six Months
                                                               Ended December 31,          Ended December 31,
                                                               2001         2000             2001        2000
                                                            --------     --------         ---------    ---------
Net sales                                                   $ 222,857    $ 232,667        $ 429,582    $ 443,898

Cost of sales                                                 119,477      124,930          232,233      236,452
                                                            ---------    ---------        ---------    ---------

       Gross profit                                           103,380      107,737          197,349      207,446

Operating expenses:

  Selling                                                      39,886       41,478          78,724        79,383

  General and administrative                                   30,288       29,388          58,884        57,890
                                                            ---------    ---------        --------     ---------

   Total operating expenses                                    70,174       70,866         137,608       137,273
                                                            ---------    ---------        --------     ---------

       Operating income                                        33,206       36,871          59,741        70,173

Interest and other miscellaneous income, net                    1,046          468           1,558           641

Interest and other related financing costs                        176          189             325           385
                                                            ---------    ---------        --------     ---------

       Income before income taxes                              34,076       37,150          60,974        70,429

Income tax expense                                             12,881       14,043          23,048        26,622
                                                            ---------    ---------        --------     ---------

       Net income                                           $  21,195    $  23,107       $  37,926     $  43,807
                                                            =========    =========       =========     =========


PER SHARE DATA:

Basic earnings per common share:

     Net income per basic share                             $    0.55    $    0.59       $    0.98     $    1.11
                                                            =========    =========       =========     =========
     Basic weighted average common
       shares outstanding                                      38,728       39,371          38,699        39,380

Diluted earnings per common share:

     Net income per diluted share                           $    0.53    $    0.58       $    0.95     $    1.09
                                                            =========    =========       =========     =========
     Diluted weighted average common
       shares outstanding                                      39,781       40,181          40,026        40,179



See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                        Six Months
                                                                                                    Ended December 31,
                                                                                               2001                      2000
                                                                                             --------                 ---------
Operating activities:
     Net income                                                                              $ 37,926                 $ 43,807
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                                                          9,455                    9,476
         Compensation (income) expense related
             to restricted stock award                                                           (223)                      52
         Provision for deferred income taxes                                                   (1,432)                  (1,790)
         Other non-cash (income) expense                                                         (542)                    (800)
         Change in assets and liabilities, net of
           the effects from acquired and divested
           companies:
               Accounts receivable                                                              8,495                    3,065
               Inventories                                                                     23,838                   (4,122)
               Prepaid and other current assets                                                 1,120                   (3,174)
               Other assets                                                                       438                     (620)
               Accounts payable                                                               (15,380)                  (1,108)
               Income taxes payable                                                             3,423                    1,434
               Accrued expenses                                                                (2,197)                   1,786
               Other liabilities                                                                 (619)                     721
                                                                                             --------                 --------

Net cash provided by operating activities                                                      64,302                   48,727
                                                                                             --------                 --------

Investing activities:
     Proceeds from the disposal of property, plant
       and equipment                                                                            2,307                    4,313
     Capital expenditures                                                                     (17,709)                 (21,589)
     Acquisitions                                                                             (10,484)                  (9,710)
     Other                                                                                         81                      207
                                                                                             --------                 --------

Net cash used in investing activities                                                         (25,805)                 (26,779)
                                                                                             --------                 --------

Financing activities:
     Borrowings on revolving credit facilities                                                      -                    1,500
     Payments on revolving credit facilities                                                        -                   (9,500)
     Other payments on long-term debt and
       capital leases                                                                             (68)                    (183)
     Net proceeds from issuance of common stock                                                 1,171                      190
     Dividends paid                                                                            (3,113)                  (3,139)
     Payments to acquire treasury stock                                                       (20,781)                    (383)
                                                                                             --------                 --------

Net cash used in financing activities                                                         (22,791)                 (11,515)
                                                                                             --------                 --------

Net increase in cash and cash equivalents                                                      15,706                   10,433

Cash and cash equivalents at beginning of period                                               48,112                   14,024
                                                                                             --------                 --------

Cash and cash equivalents at end of period                                                   $ 63,818                 $ 24,457
                                                                                             ========                 ========


See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                       Six Months Ended December 31, 2001
                                   (Unaudited)
                             (Dollars in thousands)

                                                                   Additional
                                                      Common         Paid-in          Treasury          Retained
                                                       Stock         Capital            Stock           Earnings          Total
                                                      ------       ----------         ----------        ---------       --------

Balance at June 30, 2001                              $  451         $274,645         $(129,562)        $319,249        $464,783

  Issuance of 77,915 shares
    of common stock upon the
    exercise of stock options                              1              947                -                -              948

  Purchase of 752,217 shares
    of treasury stock                                     -                -            (20,781)              -          (20,781)

  Tax benefit associated with the
    exercise of employee stock
    options                                               -               675                -                -              675

  Charge for early vesting of
    stock options                                         -                85                -                -               85

  Dividends declared on common
    stock                                                 -                -                 -            (3,086)         (3,086)

  Net income                                              -                -                 -            37,926          37,926
                                                      ------         --------         ---------         --------        --------

Balance at December 31, 2001                          $  452         $276,352         $(150,343)        $354,089        $480,550
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


(2)  Interim Financial Presentation

     All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. In the opinion of the Company, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been included in the financial statements. The results of operations for the three and six months ended December 31, 2001, are not necessarily indicative of results for the fiscal year. It is suggested that the interim consolidated financial statements are read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

     Certain reclassifications have been made to prior year financial information in order to conform to the current year's presentation. These changes were made for disclosure purposes only and did not have an impact on previously reported results of operations or shareholders' equity.


(3)  Inventories

     Inventories at December 31, 2001 and June 30, 2001 are summarized as follows (dollars in thousands):

                                         December 31,          June 30,
                                            2001                 2001
                                         ------------          ---------

             Finished goods                $105,845            $115,661
             Work in process                 15,766              19,521
             Raw materials                   36,239              40,854
                                           --------            =-------
                                           $157,850            $176,036
                                           ========            ========


(4)  Goodwill and Other Intangible Assets

     On July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". As of December 31, 2001 the Company had goodwill (net of accumulated amortization) of $22.8 million and intangible assets (net of accumulated amortization) of $37.9 million. Goodwill in the wholesale and retail segments was $9.4 million and $13.4 million, respectively. The wholesale segment includes intangible assets of $37.9 million. These assets include Ethan Allen trade names and product technology, which were formerly being amortized over 40 years. The Company has re-assessed the useful lives of goodwill and intangible assets and both were deemed to have indefinite useful lives. Amortization of these assets ceased on July 1, 2001. No impairment losses were recorded on these intangible assets due to the adoption.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                  (unaudited)


(4)  Goodwill and Other Intangible Assets (continued)

     The following table reconciles the Company's reported net income and earnings per share with pro forma balances from previous periods adjusted to exclude goodwill amortization, which is no longer recorded under SFAS No. 142. The current quarter's net income and earnings per share are presented for comparative purposes only.

                                                                            Three Months                       Six Months
                                                                         Ended December 31,                Ended December 31,
                                                                      2001               2000             2001           2000
                                                                    --------           --------         --------        -------
         Net Income:
           Reported net income                                      $21,195             $23,107          $37,926        $43,807
           Add back:  Goodwill amortization after-tax                    -                   72              -              144
           Add back:  Intangible asset amortization after-tax            -                  211              -              421
                                                                    -------             -------          -------        -------
             Adjusted net income                                    $21,195             $23,390          $37,926        $44,372
                                                                    =======             =======          =======        =======

         Basic Earnings per Share:
           Reported earnings per share                              $  0.55             $  0.59          $  0.98        $  1.11
           Goodwill amortization                                         -                   -                -               -
           Intangible asset amortization                                 -                   -                -            0.01
                                                                    -------            --------          -------        -------
             Adjusted earnings per share                            $  0.55            $   0.59          $  0.98        $  1.12
                                                                    =======            ========          =======        =======

         Diluted Earnings per Share:
           Reported earnings per share                              $  0.53            $   0.58          $  0.95        $  1.09
           Goodwill amortization                                         -                   -                -               -
           Intangible asset amortization                                 -                   -                -            0.01
                                                                    -------            --------          -------        -------
             Adjusted earnings per share                            $  0.53            $   0.58          $  0.95        $  1.10
                                                                    =======            ========          =======        =======


(5)  Restructuring and Impairment Charge

     In the  fourth  quarter of fiscal  year 2001,  the  Company  announced  the closure of three of its manufacturing facilities and the elimination of approximately 350 employees effective August 6, 2001. A pre-tax restructuring and impairment charge of $6.9 million was recorded in the fourth quarter of the prior year for costs associated with the plant closings, of which $3.3 million principally related to employee severance, benefits costs and plant exit costs, and $3.6 million related to a fixed asset impairment charge for real estate and machinery and equipment of the closed facilities. As of December 31, 2001, the remaining restructuring reserve of $0.2 million was included in the Consolidated Balance Sheets as an accrued expense in current liabilities.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                  (unaudited)


(5)  Restructuring and Impairment Charge (continued)

     Activity in the Company's restructuring reserve is summarized as follows (dollars in thousands):


                                                         Original       Cash       Non-cash
                                                         Charges      Payments     Utilized      Total
                                                         --------     --------     --------      -----
         Employee severance and
            other related payroll
            and benefit costs                            $ 2,974      $(2,916)      $    -       $  58

         Plant exit costs and other                          332         (236)           -          96

         Write-down of long-term assets                    3,600           -         (3,600)        -
                                                         -------      -------       -------      -----

         Balance as of December 31, 2001                 $ 6,906      $(3,152)      $(3,600)     $ 154
                                                         =======      =======       =======      =====


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


(7)  Earnings Per Share

     Basic and diluted earnings per share are calculated using the following share data (amounts in thousands):


                                              Three Months Ended          Six Months Ended
                                                 December 31,                December 31,
                                               2001        2000           2001        2000
                                              ------      ------         ------      ------
     Weighted average common
       shares outstanding for
       basic calculation                      38,728      39,371         38,699      39,380

     Add: Effect of stock options              1,053         810          1,327         799
                                              ------      ------         ------      ------

     Weighted average common
       shares outstanding for
       diluted calculation                    39,781      40,181         40,026      40,179
                                              ======      ======         ======      ======

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                  (unaudited)


(7)  Earnings Per Share (continued)

     As of December 31, 2001 and 2000, stock options to purchase 26,500 shares and 142,425 shares of common stock, respectively, had an exercise price in excess of the average market price. These options have been excluded from the diluted earnings per share calculation since their effect is anti-dilutive.


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

     The following table presents segment information for the three and six months ended December 31, 2001 and 2000 (dollars in thousands):

                                                 Three Months Ended            Six Months Ended
                                                    December 31,                  December 31,
                                                2001           2000           2001           2000
                                              --------       --------       -------        --------
     NET SALES:
     Wholesale segment                        $158,206       $179,378       $313,090       $341,333
     Retail segment                            116,915        108,733        215,755        207,259
     Elimination of inter-company sales        (52,264)       (55,444)       (99,263)      (104,694)
                                              --------       --------       --------       --------
         Consolidated Total                   $222,857       $232,667       $429,582       $443,898
                                              ========       ========       ========       ========

     OPERATING INCOME:
     Wholesale segment                        $ 24,473       $ 28,158       $ 47,737       $ 54,392
     Retail segment                              7,727          6,603         10,729         12,638
     Elimination (1)                             1,006          2,110          1,275          3,143
                                              --------       --------       --------       --------
         Consolidated Total                   $ 33,206       $ 36,871       $ 59,741       $ 70,173
                                              ========       ========       ========       ========

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                  (unaudited)


(8)  Segment Information (continued)

                                                 Three Months Ended          Six Months Ended
                                                    December 31,                December 31,
                                                2001          2000           2001         2000
                                              --------      --------       --------     --------
     CAPITAL EXPENDITURES:
     Wholesale segment                        $  2,493      $  5,900       $  6,747     $ 11,627
     Retail segment                              7,085         6,504         10,962        9,962
     Acquisitions                                  118         9,710         10,484        9,710
                                              --------      --------       --------     --------
         Consolidated Total                   $  9,696      $ 22,114       $ 28,193     $ 31,299
                                              ========      ========       ========     ========

     TOTAL ASSETS:
     Wholesale segment                        $439,617      $421,324
     Retail segment                            206,214       181,492
     Inventory profit elimination (2)          (24,170)      (23,882)
                                              --------      --------
            Consolidated Total                $621,661      $578,934
                                              ========      ========

         (1) The adjustment reflects the change in the elimination entry for profit in ending inventory.

         (2) Inventory profit elimination reflects the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when shipped to the retail customer.


     There are 29 independent retail stores located outside the United States. As of December 31, 2001 and 2000, approximately 2.0% and 2.3% of the Company's net sales are derived from sales to these retail stores.

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

RESULTS OF OPERATIONS:

         Ethan Allen's revenues are comprised of wholesale sales to dealer-owned and company-owned retail stores and retail sales of company-owned stores. See
Note 8 to the Company's Consolidated Financial Statements for the three and six months ended December 31, 2001 and 2000. The components of consolidated revenues and operating income are as follows (dollars in millions):

                                                  Three Months Ended              Six Months Ended
                                                     December 31,                    December 31,
                                                 2001           2000             2001          2000
                                                ------         ------           ------        ------
     Revenue:
     Wholesale segment                          $158.2         $179.4           $313.1        $341.3
     Retail segment                              116.9          108.7            215.8         207.3
     Elimination of inter-segment sales          (52.2)         (55.4)           (99.3)       (104.7)
                                                ------         ------           ------        ------
         Consolidated Revenue                   $222.9         $232.7           $429.6        $443.9
                                                ======         ======           ======        ======

     Operating Income:
     Wholesale segment                          $ 24.5         $ 28.2           $ 47.7        $ 54.4
     Retail segment                                7.7            6.6             10.7          12.6
     Eliminations                                  1.0            2.1              1.3           3.2
                                                ------         ------           ------        ------
         Consolidated Operating Income          $ 33.2         $ 36.9           $ 59.7        $ 70.2
                                                ======         ======           ======        ======


THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

         Consolidated revenue for the three months ended December 31, 2001 decreased by $9.8 million or 4.2% to $222.9 million from $232.7 million for the three months ended December 31, 2000. Similar to the first quarter, sales were negatively impacted during the last three months from slowing demand caused by a weaker economy.

         Total wholesale revenue for the second quarter of fiscal year 2002 decreased by $21.2 million or 11.8% to $158.2 million from $179.4 million in the prior year period due to softening demand.

         Total retail revenue from Ethan Allen-owned stores for the three months ended December 31, 2001 increased by $8.2 million or 7.5% to $116.9 million from $108.7 million for the three months ended December 31, 2000. Higher retail sales were attributable to an increase in sales generated by newly opened or acquired stores of $16.5 million, partially offset by a decrease in comparable store sales of $6.8 million, or 6.4%, and by a decrease from closed stores, which generated $1.5 million less sales in fiscal year 2002 as compared to fiscal year 2001. The number of Ethan Allen-owned stores increased to 93 as of December 31, 2001 as compared to 84 as of December 31, 2000. The Company acquired 10 stores from independent dealers, sold 1 company-owned store to an independent dealer, relocated 3 stores, closed 1 store, and opened 1 new store.

         Comparable stores are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened stores. Stores acquired from dealers by Ethan Allen are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.

         Booked orders for the quarter were 0.2% higher than the prior year quarter. Booked orders include wholesale orders and written business of company-owned retail stores. Wholesale orders for the thirteen-week period were down 2.5% compared to a twelve-week period in the prior year. Orders for company-owned stores were up 12.2% and comparable Ethan Allen-owned store orders were down 1.0% using the twelve-week period in both the current year and prior year second quarter.

         Gross profit for the quarter was $103.4 million as compared to $107.7 million in the second quarter of the prior year. The decrease of $4.3 million in gross profit was attributable to lower wholesale sales volume, partially offset by higher retail volume and a price increase effective April 2001. Consolidated gross margin increased to 46.4% in the second quarter of fiscal year 2002 from 46.3% in the prior year second quarter principally from an increase in retail sales and from a higher proportionate share of retail sales to total sales. Wholesale production was curtailed this quarter through temporary plant shutdowns and costs associated with the shutdowns negatively impacted gross profit.

         Operating expenses decreased $0.7 million or 1.0% to $70.2 million or 31.5% of net sales in the current quarter as compared to $70.9 million or 30.5% of net sales for the second quarter of fiscal year 2001. This decrease was attributable to a reduction in advertising expenditures and lower distribution costs resulting from lower wholesale production, partially offset by an increase in healthcare costs and higher occupancy, delivery, and warehousing costs associated with the addition of 9 new Ethan Allen-owned stores since December of 2000.

         Operating income for the three months ended December 31, 2001 was $33.2 million or 14.9% of net sales compared to $36.9 million or 15.8% of net sales for the three months ended December 31, 2000. Operating income decreased $3.7 million or 10.0% primarily due to lower wholesale sales volume, partially offset by higher retail volume and a price increase effective April 2001 combined with a reduction in operating expenses noted above.

         Total wholesale operating income for the second quarter of fiscal year 2002 was $24.5 million or 15.5% of net sales compared to $28.2 million or 15.7% of net sales in the second quarter of fiscal year 2001. Wholesale operating income decreased $3.7 million or 13.1% this quarter due to lower wholesale sales caused by softening demand, partially offset by a price increase effective April 2001, reduced advertising expenditures, and lower distribution costs.

         Operating income for the retail segment increased by $1.1 million for the three months ended December 31, 2001 to $7.7 million or 6.6% of net sales from $6.6 million or 6.1% of net sales for the three months ended December 31, 2000. The increase in retail operating income was primarily attributable to the addition of 9 new stores since December 2000 and to a reduction in operating costs at existing retail locations.

         Interest and other miscellaneous income of $1.0 million increased $0.6 million over the prior year second quarter primarily due to proceeds received from the sale of real property.

         Income tax expense of $12.9 million was recorded for the three months ended December 31, 2001 as compared to $14.0 million for the same period in the prior year. The Company's effective tax rate was 37.8% in the current year and prior year second quarter.

         For the three months ended December 31, 2001, the Company recorded net income of $21.2 million, a decrease of 8.2%, compared to $23.1 million for the three months ended December 31, 2000. Earnings per diluted share of $0.53 decreased 8.6% or $0.05 per diluted share in the quarter from $0.58 per diluted share in the prior year quarter.


SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO SIX MONTHS ENDED
DECEMBER 31, 2000

         Consolidated revenue for the six months ended December 31, 2001 decreased by $14.3 million or 3.2% to $429.6 million from $443.9 million for the six months ended December 31, 2000. Sales were negatively impacted during the last six months from slowing demand caused by a weaker economy.

         Wholesale revenue for the six month period in fiscal year 2002 decreased by $28.2 million or 8.3% to $313.1 million from $341.3 million in the six month period of fiscal year 2001 due to softening demand.

         Total retail revenue from Ethan Allen-owned stores for the six months ended December 31, 2001 increased by $8.5 million or 4.1% to $215.8 million from $207.3 million for the six months ended December 31, 2000. The increase in retail sales was attributable to greater sales generated by newly opened or acquired stores of $21.3 million, partially offset by a decrease in comparable store sales of $9.9 million, or 4.8%, and by a decrease from closed stores, which generated $2.1 million less sales in fiscal year 2002 as compared to fiscal year 2001. The prior year six months ended December 2000 also included a gain of $0.8 million on the sale of a company-owned retail store to an independent dealer. Of the stores acquired during the six months ended December 31, 2001, 6 stores were purchased from Mr. Edward Teplitz, who subsequently joined the Company as Vice President of Finance (see Part II, Item 5 of the Form 10-Q filed on November 15, 2001).

         Booked orders for the first half of fiscal year 2002 were lower than the prior year by 3.9%. Booked orders include wholesale orders and written business of company-owned retail stores. Wholesale orders for the twenty seven-week period were down 5.4% compared to a twenty six-week period in the prior year. Orders for company-owned stores were up 2.1% and comparable Ethan Allen-owned store orders were down 7.0% using the six-month period in the current and prior year.

         For the first half of fiscal year 2002, gross profit decreased $10.1 million to $197.3 million from $207.4 million in the first half of the prior fiscal year. Gross profit decreased from lower wholesale sales volume, partially offset by a price increase effective April 2001. Consolidated gross margin was 45.9% for the six months ending December 31, 2001 compared to 46.7% in the comparable prior year period principally from lower wholesale production caused by softening demand. Wholesale gross margin was also impacted by the production of more affordably priced products manufactured at lower margins.

         Operating expenses increased $0.3 million or 0.2% to $137.6 million or 32.0% of net sales in the current six months as compared to $137.3 million or 30.9% of net sales for the first six months of fiscal year 2001. This increase was attributable to greater healthcare costs and higher occupancy, delivery and warehousing costs associated with the addition of 9 new Ethan Allen-owned stores since December of 2000, partially offset by a reduction in advertising expenditures and lower distribution costs resulting from lower wholesale production.

         Operating income for the six months ended December 31, 2001 was $59.7 million or 13.9% of net sales compared to $70.2 million or 15.8% of net sales for the six months ended December 31, 2000. Operating income decreased $10.5 million or 15.0% primarily due to lower wholesale sales volume, partially offset by the price increase effective April 2001, the production of more affordably priced products at lower margins, and higher operating costs due to the growth of the retail segment.

         Total wholesale operating income for the first half of fiscal year 2002 was $47.7 million or 15.2% of net sales compared to $54.4 million or 15.9% of net sales in the first half of fiscal year 2001. Wholesale operating income decreased $6.7 million or 12.3% in the last six months primarily from lower sales volume and the production of more affordably priced products manufactured at lower margins, partially offset by a price increase effective April 2001.

         Operating income for the retail segment decreased by $1.9 million for the six months ended December 31, 2001 to $10.7 million or 5.0% of net sales from $12.6 million or 6.1% of net sales for the six months ended December 31, 2000. The decrease in retail operating income was principally due to higher retail operating expenses related to the addition of 9 new stores since December 2000, partially offset by a reduction in operating costs at existing retail locations.

         Interest and other miscellaneous income of $1.6 million increased $0.9 million over the prior year first half primarily due to proceeds received from the sale of real property and from an increase in interest income from higher cash investments.

         Income tax expense of $23.0 million was recorded for the six months ended December 31, 2001 as compared to $26.6 million for the same period in the prior year. The Company's effective tax rate was 37.8% in both the current and prior year.

         For the six months ended December 31, 2001, the Company recorded net income of $37.9 million, a decrease of 13.5%, compared to $43.8 million for the six months ended December 31, 2000. Earnings per diluted share of $0.95 decreased 12.8% or $0.14 per diluted share in the current six months from $1.09 per diluted share in the prior year.


FINANCIAL CONDITION AND LIQUIDITY

         The Company's principal sources of liquidity are cash flow from operations and borrowing capacity under a revolving credit facility. Net cash provided by operating activities totaled $64.3 million for the six months ended December 31, 2001 as compared to $48.7 million for the six months ended December 31, 2000. The increase of $15.6 million in net cash provided by operating activities principally resulted from lower inventory and accounts receivable balances during the six months ended December 31, 2001 as compared to the same period in the prior year. Temporary plant shutdowns during the last six months helped to manage inventory levels.

         During the six months ended December 31, 2001, capital spending, exclusive of acquisitions, totaled $17.7 million as compared to $21.6 million for the six months ended December 31, 2000. Capital expenditures made during the current six months primarily included (i) new retail store construction and store interior redesigns, (ii) manufacturing capital equipment purchases and upgrades, and (iii) plant expansion projects. Capital expenditures for fiscal year 2002, exclusive of acquisitions, are anticipated to be approximately $35.0 million. The Company expects to incur expenditures for retail and other acquisitions during this fiscal year and anticipates that cash from operations will be sufficient to fund this level of capital expenditures and acquisitions.

         Net cash used in financing activities of $22.8 million increased by $11.3 million due to the repurchase of the Company's common stock during the six months ended December 31, 2001. Total debt outstanding at December 31, 2001 was $9.4 million. At December 31, 2001, there were no revolving loans outstanding. The Company had $19.2 million of trade and standby letters of credit outstanding, leaving $105.8 million available under its revolving credit facility at December 31, 2001.

         The Company has been authorized by its Board of Directors to repurchase its common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. The Company also repurchases shares of common stock from terminated or retiring employee's accounts in the Ethan Allen Retirement Saving Plan and the Company retires shares of unvested restricted stock. The Company's common stock repurchases are recorded as treasury stock and result in a reduction of shareholders' equity. For the six months ended December 31, 2001 and 2000, the Company repurchased the following shares of its common stock (excluding retirements):

                                                     Six Months Ended
                                                       December 31,
                                                   2001             2000
                                                -----------      ----------


         Cost to repurchase common shares       $20,780,785       $428,689
         Common shares repurchased                  734,217         15,689
         Average price per share                     $28.30         $27.32


         The Company funded its common stock repurchases through available cash and cash from operations. As of December 31, 2001, the Company had a remaining Board authorization to purchase 2,000,000 shares of common stock.

         As of December 31, 2001, aggregate scheduled maturities of long-term debt for each of the next five fiscal years were $0.1 million, $0.1 million, $4.7 million, $0.1 million and $0.1 million, respectively. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and acquisitions and to fund working capital and other cash requirements over the next twelve months. As of December 31, 2001, the Company had working capital of $180.2 million and a current ratio of 2.86 to 1.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short term debt, if required, is used to meet working capital requirements and long term debt is generally used to finance long term investments. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. Although the Company did not have any revolving loans outstanding under the Credit Agreement as of December 31, 2001, the Company had $0.1 million of short term debt outstanding and $9.3 million of total long term debt outstanding.

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


ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual shareholders' meeting held on November 15, 2001, the following proposals were submitted to a vote:

         1. The election of three directors to a term expiring in 2003; Clinton A. Clark (votes for 35,814,880, votes against -0-, withheld 293,373), Kristin Gamble (votes for 35,826,285, votes against -0-, withheld 281,968), and Edward H. Meyer (votes for 34,978,627, votes against -0-, withheld 1,129,626). The terms of M. Farooq Kathwari and Horace G. McDonell will continue until the annual shareholders meeting in 2002. The terms of William B. Sprague and Frank G. Wisner will continue until the annual shareholders meeting in 2003.

         2. Ratification of the appointment of KPMG LLP as independent auditors for fiscal year 2002 (votes for 35,909,221, votes against 163,456, withheld 35,576).


ITEM 5. - OTHER INFORMATION

         None.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ETHAN ALLEN INTERIORS INC.
                                  (Registrant)


DATE:  02/07/02                           BY:    /s/ M. Farooq Kathwari
     -----------------                       -----------------------------------
                                              M. Farooq Kathwari
                                              Chairman of the Board
                                              President and Chief
                                              Executive Officer
                                              (Principal Executive Officer)



DATE:  02/07/02                          BY:     /s/ Edward D. Teplitz
     -----------------                      ------------------------------------
                                             Edward D. Teplitz
                                             Vice President, Finance
                                             (Principal Financial Officer)



DATE:  02/07/02                          BY:     /s/ Michele Bateson
     -----------------                      ------------------------------------
                                             Michele Bateson
                                             Corporate Controller
                                             (Principal Accounting Officer)