Form 10-Q
period 2002-03-31
ETHAN ALLEN INTERIORS INC
filed 2002-05-13
CIK 896156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended           March 3l, 2002
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number:                              1-11692
                           -----------------------------------------------------


                           Ethan Allen Interiors Inc.
             -------------------------------------------------------
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

                          38,737,509 at March 31, 2002

                           ETHAN ALLEN INTERIORS INC.
                                 AND SUBSIDIARY
                                      INDEX


                                                                            PAGE

Part I.  Financial Information:

     Item 1.  Consolidated Financial Statements as of
                  March 31, 2002 (unaudited) and
                  June 30, 2001 and for the three and
                  nine months ended March 31, 2002
                  and 2001 (unaudited)

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

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                 March 31,
                                                                                    2002                 June 30,
                                                                                (unaudited)                2001
                                                                                -----------              --------

ASSETS
Current assets:
  Cash and cash equivalents                                                       $  62,260                $  48,112
  Accounts receivable, less allowances of $2,547
    and $2,679 at March 31, 2002 and
    June 30, 2001, respectively                                                      33,668                   33,055
  Inventories                                                                       167,207                  176,036
  Prepaid expenses and other current assets                                          19,601                   18,085
  Deferred income taxes                                                              13,054                   14,789
                                                                                  ---------                ---------
        Total current assets                                                        295,790                  290,077

Property, plant and equipment, net                                                  293,741                  268,659
Intangibles, net                                                                     71,610                   52,863
Other assets                                                                          6,777                    7,519
                                                                                  ---------                ---------

     Total assets                                                                 $ 667,918                $ 619,118
                                                                                  =========                =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long term debt                                            $     110                $     131
  Accounts payable                                                                   77,840                   63,788
  Accrued compensation and benefits                                                  28,320                   27,766
  Accrued expenses                                                                   14,936                   16,169
                                                                                  ---------                ---------
       Total current liabilities                                                    121,206                  107,854

Long-term debt                                                                        9,239                    9,356
Other long-term liabilities                                                           2,091                    2,712
Deferred income taxes                                                                33,118                   34,413
                                                                                   --------                ---------
     Total liabilities                                                              165,654                  154,335

Shareholders' equity:
Class A common stock, par value $.01,  150,000,000
  shares authorized, 45,231,942 and 45,138,046
  shares issued at March 31, 2002 and
  June 30, 2001, respectively                                                           452                      451
Preferred stock, par value $.01, 1,055,000 shares
  authorized, no shares issued and outstanding
  at March 31, 2002 and June 30, 2001                                                    -                        -
Additional paid-in capital                                                          276,917                  274,645
                                                                                  ---------                ---------
                                                                                    277,369                  275,096
Less: Treasury stock (at cost), 6,494,435 shares
  at March 31, 2002 and 5,735,284 shares at
  June 30, 2001                                                                    (150,619)                (129,562)

Retained earnings                                                                   375,514                  319,249
                                                                                  ---------                ----------
    Total shareholders' equity                                                      502,264                  464,783
                                                                                  ---------                ----------

    Total liabilities and shareholders' equity                                    $ 667,918                $ 619,118
                                                                                  =========                =========


See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands, except per share data)



                                                                       Three Months                           Nine Months
                                                                      Ended March 31,                       Ended March 31,
                                                                   2002            2001                2002               2001
                                                                ---------        ---------           ---------         ---------

Net sales                                                       $ 227,917        $ 233,791           $ 657,499         $ 677,689

Cost of sales                                                     119,481          130,280             351,714           366,732
                                                                ---------        ---------           ----------        ---------

       Gross profit                                               108,436          103,511             305,785           310,957

Operating expenses:

Selling                                                            41,461           41,550             120,185           120,933

General and administrative                                         30,973           30,768              89,857            88,658
                                                                ---------        ---------           ---------         ---------

  Total operating expenses                                         72,434           72,318             210,042           209,591
                                                                ---------        ---------           ---------         ---------

       Operating income                                            36,002           31,193              95,743           101,366

Interest and other miscellaneous income, net                        1,063            1,188               2,621             1,829
Interest and other related financing costs                            137              178                 462               563
                                                                ---------        ---------           ---------         ---------

       Income before income taxes                                  36,928           32,203              97,902           102,632

Income tax expense                                                 13,959           12,173              37,007            38,795
                                                                ---------        ---------           ---------         ---------

       Net income                                               $  22,969        $  20,030           $  60,895         $  63,837
                                                                =========        =========           =========         =========

PER SHARE DATA:

Basic earnings per common share:

     Net income per basic share                                 $    0.59        $    0.51           $    1.57         $    1.62
                                                                =========        =========           =========         =========

     Basic weighted average common
       shares outstanding                                          38,734           39,397              38,711            39,386

Diluted earnings per common share:

     Net income per diluted share                               $    0.58        $    0.50           $    1.52         $    1.59
                                                                =========        =========           =========         =========

     Diluted weighted average common
       shares outstanding                                          39,898           40,442              39,983            40,267


See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                    Nine Months
                                                                                                  Ended March 31,
                                                                                               2002               2001
                                                                                            ---------           --------

Operating activities:
     Net income                                                                             $  60,895           $ 63,837
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                                                         14,271             14,710
         Compensation (income) expense related to
             restricted stock award                                                               (40)               324
         Provision (benefit) for deferred income taxes                                            440             (1,470)
         Other non-cash (income) expense                                                       (1,069)            (1,621)
         Change in assets and liabilities, net of
           the effects from acquired and divested
           businesses:
               Accounts receivable                                                             (3,213)            (2,936)
               Inventories                                                                     21,675            (11,814)
               Prepaid and other current assets                                                   532             (4,441)
               Other assets                                                                      (292)            (1,576)
               Accounts payable                                                                 2,203             11,332
               Income taxes payable                                                             4,758                (21)
               Accrued expenses                                                                (1,044)             3,664
               Other liabilities                                                                 (621)               438
                                                                                            ----------          ---------

Net cash provided by operating activities                                                      98,495             70,426
                                                                                            ----------          ---------

Investing activities:
     Proceeds from the disposal of property, plant
       and equipment                                                                            4,694              6,965
     Capital expenditures                                                                     (22,289)           (31,449)
     Acquisitions                                                                             (42,386)            (9,722)
     Other                                                                                        103                329
                                                                                            ----------          ---------

Net cash used in investing activities                                                         (59,878)           (33,877)
                                                                                            ----------          ---------

Financing activities:
     Borrowings on revolving credit facilities                                                     -               1,500
     Payments on revolving credit facilities                                                       -              (9,500)
     Other payments on long-term debt and
       capital leases                                                                            (138)              (287)
     Net proceeds from issuance of common stock                                                 1,383                603
     Dividends paid                                                                            (4,657)            (4,707)
     Payments to acquire treasury stock                                                       (21,057)              (625)
                                                                                            ----------          ---------

Net cash used in financing activities                                                         (24,469)           (13,016)
                                                                                            ----------          ---------

Net increase in cash and cash equivalents                                                      14,148             23,533

Cash and cash equivalents at beginning of period                                               48,112             14,024
                                                                                            ----------          ---------

Cash and cash equivalents at end of period                                                  $  62,260           $ 37,557
                                                                                            =========           ========

See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                        Nine Months Ended March 31, 2002
                                   (Unaudited)
                             (Dollars in thousands)


                                                                    Additional
                                                       Common         Paid-in          Treasury         Retained
                                                       Stock          Capital            Stock          Earnings         Total
                                                      -------       -----------       ----------        ---------       --------

Balance at June 30, 2001                              $  451         $274,645         $(129,562)        $319,249        $464,783

  Issuance of 93,896 shares
    of common stock upon the
    exercise of stock options                              1            1,342                -                -            1,343

  Purchase of 759,151 shares
    of treasury stock                                     -                -            (21,057)              -          (21,057)

  Tax benefit associated with the
    exercise of employee stock
    options                                               -               843                -                -              843

  Charge for early vesting of
    stock options                                         -                87                -                -               87

  Dividends declared on common
    stock                                                 -                -                 -            (4,630)         (4,630)

  Net income                                              -                -                 -            60,895          60,895
                                                       -----         --------         ----------        ---------       ---------

Balance at March 31, 2002                             $  452         $276,917         $(150,619)        $375,514        $502,264
                                                      ======         ========         =========         =========       =========



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


(2)   Interim Financial Presentation

      All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. In the opinion of the Company, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been included in the financial statements. The results of operations for the three and nine months ended March 31, 2002, are not necessarily indicative of results for the fiscal year. It is suggested that the interim consolidated financial statements are read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

      Certain reclassifications have been made to prior year financial information in order to conform to the current year's presentation. These changes were made for disclosure purposes only and did not have an impact on previously reported results of operations or shareholders' equity.


(3)   Inventories

      Inventories at March 31, 2002 and June 30, 2001 are summarized as follows (dollars in thousands):

                                                   March 31,     June 30,
                                                    2002          2001
                                                  --------      --------

                 Finished goods                   $113,699      $115,661
                 Work in process                    16,116        19,521
                 Raw materials                      37,392        40,854
                                                  --------      --------
                                                  $167,207      $176,036
                                                  ========      ========


(4)   Goodwill and Other Intangible Assets

      On July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Upon evaluation of the Company's intangible assets, it was determined that product technology of $18.2 million recorded as an intangible asset was not a separate legal asset apart from goodwill and was reclassed to goodwill during the three months ended March 31, 2002. Including this adjustment, the Company had goodwill (net of accumulated amortization) of $51.9 million and intangible assets (net of accumulated amortization) of $19.7 million as of March 31, 2002. Goodwill in the wholesale and retail segments was $27.5 million and $24.4 million, respectively. The wholesale segment includes intangible assets of $19.7 million consisting of Ethan Allen trade names, which were formerly being amortized over 40 years. The Company has re-assessed the useful lives of goodwill and intangible assets and both were deemed to have indefinite useful lives. Amortization of these assets ceased on July 1, 2001. No impairment losses were recorded on these intangible assets due to the adoption.

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


                                                                       Three Months                       Nine Months
                                                                      Ended March 31,                    Ended March 31,
                                                                   2002            2001              2002            2001
                                                                ---------        --------          --------        --------
         Net Income:
           Reported net income                                   $22,969          $20,030          $60,895         $63,837
           Add back:  Goodwill amortization
                      after-tax                                       -               173               -              519
           Add back:  Intangible asset
                      amortization after-tax                          -               110               -              329
                                                                 -------          -------          -------         -------
             Adjusted net income                                 $22,969          $20,313          $60,895         $64,685
                                                                 =======          =======          =======         =======

         Basic Earnings per Share:
           Reported earnings per share                           $  0.59          $  0.51          $  1.57         $  1.62
           Goodwill amortization                                      -              0.01               -             0.01
           Intangible asset amortization                              -                -                -             0.01
                                                                 -------          -------          -------         -------
             Adjusted earnings per share                         $  0.59          $  0.52          $  1.57         $  1.64
                                                                 =======          =======          =======         =======

         Diluted Earnings per Share:
           Reported earnings per share                           $  0.58          $  0.50          $  1.52         $  1.59
           Goodwill amortization                                      -                -                -             0.01
           Intangible asset amortization                              -                -                -             0.01
                                                                 -------          -------          -------         -------
             Adjusted earnings per share                         $  0.58          $  0.50          $  1.52         $  1.61
                                                                 =======          =======          =======         =======


(5)   Restructuring and Impairment Charge

      In the fourth quarter of fiscal year 2001, the Company announced the closure of three of its manufacturing facilities and the elimination of approximately 350 employees effective August 6, 2001. A pre-tax restructuring and impairment charge of $6.9 million was recorded in the fourth quarter of the prior year for costs associated with the plant closings, of which $3.3 million principally related to employee severance, benefits costs and plant exit costs, and $3.6 million related to a fixed asset impairment charge for real estate and machinery and equipment of the closed facilities. As of March 31,2002 the remaining restructuring reserve of $0.1 million was included in the Consolidated Balance Sheets as an accrued expense in current liabilities.

      Activity in the Company's restructuring reserve is summarized as follows (dollars in thousands):

                                                         Original       Cash        Non-cash
                                                         Charges      Payments      Utilized       Total
                                                         --------     --------      ---------      ------
        Employee severance and
            other related payroll
            and benefit costs                            $ 2,974      $(2,916)      $    -         $   58

        Plant exit costs and other                           332         (242)           -             90

        Write-down of long-term assets                     3,600           -         (3,600)           -
                                                         -------      --------      --------       ------

        Balance as of March 31, 2002                     $ 6,906      $(3,158)      $(3,600)       $  148
                                                         =======      ========      ========       ======

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (unaudited)


(6)   Contingencies

      The Company is presently a Potentially Responsible Party ("PRP") for the cleanup of three active sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company has resolved its liability at one of these sites by completing remedial action activities and through legal settlement. With regards to the two sites, the Company does not anticipate incurring significant cost. The Company believes it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at these sites; however, liability under CERCLA may be joint and several. In addition, the Company has been notified by the New York Department of Environmental Conservation of its involvement in a disposal site in western New York to which waste material was sent. The Company may be a potentially responsible party for this site; however, the extent of any financial impact upon the Company cannot be reasonably estimated at this time.


(7)   Earnings per Share

      Basic and diluted earnings per share are calculated using the following share data (amounts in thousands):

                                                   Three Months Ended            Nine Months Ended
                                                        March 31,                    March 31,
                                                   ------------------            -----------------
                                                   2002         2001              2002       2001
                                                   ----         ----              ----       ----

        Weighted average common
          shares outstanding for
          basic calculation                        38,734      39,397            38,711     39,386

        Add: Effect of stock options                1,164       1,045             1,272        881
                                                   ------      ------            ------     ------

        Weighted average common
          shares outstanding for
          diluted calculation                      39,898      40,442            39,983     40,267
                                                   ======      ======            ======     ======


      As of March 31, 2002, stock options to purchase 14,200 shares of common stock had an exercise price in excess of the average market price. These options have been excluded from the diluted earnings per share calculation since their effect is anti-dilutive.


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

      The following table presents segment information for the three and nine months ended March 31, 2002 and 2001 (dollars in thousands):

                                                   Three Months Ended            Nine Months Ended
                                                        March 31,                    March 31,
                                                -----------------------         --------------------
                                                  2002          2001              2002        2001
                                                  ----          ----              ----        ----
         NET SALES:
         Wholesale segment                      $172,389      $188,887          $485,479    $530,220
         Retail segment                          115,811       104,333           331,566     311,592
         Elimination of inter-company
          sales                                  (60,283)      (59,429)         (159,546)   (164,123)
                                                --------      --------          --------    --------
           Consolidated Total                   $227,917      $233,791          $657,499    $677,689
                                                ========      ========          ========    ========

         OPERATING INCOME:
         Wholesale segment                      $ 32,295      $ 27,262          $ 80,032    $ 82,251
         Retail segment                            5,305         5,038            16,034      17,077
         Elimination (1)                          (1,598)       (1,107)             (323)      2,038
                                                --------      --------           -------    --------
           Consolidated Total                   $ 36,002      $ 31,193          $ 95,743    $101,366
                                                ========      ========          ========    ========

         CAPITAL EXPENDITURES:
         Wholesale segment                      $  2,163      $  5,362          $  8,910    $ 16,989
         Retail segment                            2,417         4,498            13,379      14,460
         Acquisitions                             31,902            12            42,386       9,722
                                                --------      --------          --------    --------
           Consolidated Total                   $ 36,482      $  9,872          $ 64,675    $ 41,171
                                                ========      ========          ========    ========

         TOTAL ASSETS:
         Wholesale segment                      $436,386      $443,498
         Retail segment                          258,365       191,031
         Inventory profit
           elimination  (2)                      (26,833)      (24,793)
                                                --------      --------
              Consolidated Total                $667,918      $609,736
                                                ========      ========

      (1) The adjustment reflects the change in the elimination entry for profit in ending inventory.

      (2) Inventory profit elimination reflects the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when shipped to the retail customer.


      There are 29 independent retail stores located outside the United States. As of March 31, 2002 and 2001, approximately 2.0% and 2.4% of the Company's net sales are derived from sales to these retail stores.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (unaudited)


(9)   Subsequent Event

      On April 30, 2002, the Company announced its plan to close its manufacturing facility in Randolph, Vermont employing approximately 154 employees. The Company will also close the lumber operations at its Orleans, Vermont facility, which will reduce the number of employees by 69 from the current employee base of 501. The Company will record an after tax restructuring charge of approximately $0.09 per diluted share in the fourth quarter ending June 30, 2002.

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

RESULTS OF OPERATIONS:

         Ethan Allen's revenues are comprised of wholesale sales to dealer-owned and company-owned retail stores and retail sales of company-owned stores. See
Note 8 to the Company's Consolidated Financial Statements for the three and nine months ended March 31, 2002 and 2001. The components of consolidated revenues and operating income are as follows (dollars in millions):

                                                         Three Months Ended              Nine  Months Ended
                                                              March 31,                       March 31,
                                                       ----------------------           -------------------
                                                        2002           2001              2002         2001
                                                        ----           ----              ----         ----

       REVENUE:
       Wholesale segment                               $172.4         $188.9            $485.5      $530.2
       Retail segment                                   115.8          104.3             331.5       311.6
       Elimination of inter-segment sales               (60.3)         (59.4)           (159.5)     (164.1)
                                                       ------         ------            ------      ------
         Consolidated Revenue                          $227.9         $233.8            $657.5      $677.7
                                                       ======         ======            ======      ======

       OPERATING INCOME:
       Wholesale segment                               $ 32.3         $ 27.3            $ 80.0      $ 82.3
       Retail segment                                     5.3            5.0              16.0        17.1
       Eliminations                                      (1.6)          (1.1)             (0.3)        2.0
                                                       ------         ------            ------      ------
         Consolidated Operating Income                 $ 36.0         $ 31.2            $ 95.7      $101.4
                                                       ======         ======            ======      ======


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Consolidated revenue for the three months ended March 31, 2002 decreased by $5.9 million or 2.5% to $227.9 million from $233.8 million for the three months ended March 31, 2001. Net sales for the quarter were impacted by a reduction in consumer spending caused by a weaker economy.

         Total wholesale revenue for the third quarter of fiscal year 2002 decreased by $16.5 million or 8.7% to $172.4 million from $188.9 million in the prior year period due to softening demand.

         Total retail revenue from Ethan Allen-owned stores for the three months ended March 31, 2002 increased by $11.5 million or 11.0% to $115.8 million from $104.3 million for the three months ended March 31, 2001. Higher retail sales were primarily attributable to acquired store sales of $22.6 million. Comparable store sales were lower by $8.7 million, or 8.7%, and closed stores generated $2.4 million less sales in fiscal year 2002 as compared to fiscal year 2001. The number of Ethan Allen-owned stores increased to 102 as of March 31, 2002 from 84 stores as of March 31, 2001. During the last twelve months, the Company acquired 20 stores from independent dealers, sold 2 company-owned stores to independent dealers, relocated 2 stores, closed 1 store, and opened 1 new store.

         Comparable stores are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened stores. Stores acquired from dealers by Ethan Allen are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.

         Booked orders for the quarter were 4.2% higher than the prior year quarter. Booked orders include wholesale orders and written business of company-owned retail stores. Wholesale orders for the third quarter increased 0.7% over the prior year third quarter. Orders for company-owned stores were up 16.3% and comparable Ethan Allen-owned store orders were down 2.3%.

         Gross profit for the quarter was $108.4 million as compared to $103.5 million in the third quarter of the prior year. The increase of $4.9 million in gross profit was primarily attributable to higher retail sales from acquired stores, lower manufacturing costs, mainly favorable lumber pricing, and the impact of the price increase effective April 2001. These increases were partially offset by lower wholesale sales volume. Consolidated gross margin increased to 47.6% in the third quarter from 44.3% in the prior year third quarter principally from lower manufacturing costs, the price increase effective April 2001, greater retail sales, and a higher proportionate share of retail sales to total sales.

         Operating expenses remained consistent with the prior year at $72.4 million or 31.8% of net sales in the current quarter as compared to $72.3 million or 30.9% of net sales for the third quarter of fiscal year 2001. Distribution costs were lower this quarter resulting from lower wholesale shipments. Retail delivery, warehousing and occupancy costs increased from the addition of 18 net new Ethan Allen-owned stores since March of 2001.

         Operating income for the three months ended March 31, 2002 was $36.0 million or 15.8% of net sales compared to $31.2 million or 13.3% of net sales for the three months ended March 31, 2001. Operating income increased $4.8 million or 15.4% primarily due to higher wholesale gross profit mentioned above.

         Total wholesale operating income for the third quarter of fiscal year 2002 was $32.3 million or 18.7% of net sales compared to $27.3 million or 14.4% of net sales in the third quarter of fiscal year 2001. Wholesale operating income increased $5.0 million or 18.3% this quarter due to lower manufacturing costs, mainly favorable lumber pricing, lower distribution expenses resulting from a reduction in shipments, and the impact of the price increase effective April 2001. These increases were partially offset by lower wholesale sales caused by softening demand.

         Operating income for the retail segment increased by $0.3 million in the third quarter to $5.3 million or 4.6% of net sales from $5.0 million or 4.8% of net sales in the third quarter of the prior year. The increase in retail operating income was attributable to greater retail volume generated by acquired stores, partially offset by higher delivery, warehousing and occupancy costs associated with the addition of 18 net new stores since March 2001.

         Income tax expense of $14.0 million was recorded for the quarter versus $12.2 million recorded in the prior year quarter. The Company's effective tax rate was 37.8% in the current year and prior year third quarter.

         For the three months ended March 31, 2002, net income increased 15.0% to $23.0 million as compared to $20.0 million for the three months ended March 31, 2001. Earnings per diluted share of $0.58 increased 16.0% or $0.08 per diluted share in the quarter from $0.50 per diluted share in the prior year quarter.

NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO NINE MONTHS ENDED MARCH 31, 2001

         Consolidated revenue for the nine months ended March 31, 2002 decreased by $20.2 million or 3.0% to $657.5 million from $677.7 million for the nine months ended March 31, 2001. Sales were impacted during the last nine months from a reduction in consumer spending caused by a weaker economy.

         Wholesale revenue for the nine months ended March 31, 2002 decreased by $44.7 million or 8.4% to $485.5 million from $530.2 million for the nine months ended March 31, 2001 due to softening demand.

         Total retail revenue from Ethan Allen-owned stores for the nine months ended March 31, 2002 increased by $19.9 million or 6.4% to $331.5 million from $311.6 million for the nine months ended March 31, 2001. The increase in retail sales was attributable to greater sales generated by acquired stores of $42.1 million resulting from 18 net new stores opened during the last twelve months. The increase in retail sales was partially offset by a decrease in comparable store sales of $17.2 million, or 5.7%, and a decrease from closed stores, which generated $4.1 million less sales in fiscal year 2002 as compared to fiscal year 2001. The prior year nine months ended March 31, 2001 also included a gain of $0.9 million on the sale of a company-owned retail store to an independent dealer. Of the stores acquired during the nine months ended March 31, 2002, 6 stores were purchased from Mr. Edward Teplitz, who subsequently joined the Company as Vice President of Finance (see Part II, Item 5 of the Form 10-Q filed on November 15, 2001).

         Booked orders for the nine months ended March 31, 2002 were lower than the prior year by 1.2%. Booked orders include wholesale orders and written business of company-owned retail stores. Wholesale orders for the forty-week period were down 3.3% compared to a thirty-nine week period in the prior year. Orders for company-owned stores were up 7.3% and comparable Ethan Allen-owned store orders were down 4.8% using the nine month period in the current and prior year.

         For the nine months ended March 31, 2002, gross profit decreased $5.2 million to $305.8 million from $311.0 in the prior fiscal year. Gross profit decreased from lower wholesale sales volume, partially offset by higher retail sales from acquired stores and from the price increase effective April 2001. Consolidated gross margin was 46.5% for the nine months ended March 31, 2002 compared to 45.9% in the comparable prior year period principally from the price increase effective April 2001, lower manufacturing costs, mainly favorable lumber pricing, greater retail sales and a higher proportionate share of retail sales to total sales. Wholesale gross margin was also negatively impacted by the production of more affordably priced products manufactured at lower margins.

         Operating expenses increased $0.4 million or 0.2% to $210.0 million or 31.9% of net sales in the current nine months as compared to $209.6 million or 30.9% of net sales for the nine month period in fiscal year 2001. This increase was attributable to greater healthcare costs and higher occupancy, delivery and warehousing costs associated with the addition of 18 net new Ethan Allen-owned stores since March of 2001, partially offset by lower distribution costs resulting from a reduction in wholesale shipments.

         Operating income for the nine months ended March 31, 2002 was $95.7 million or 14.6% of net sales compared to $101.4 million or 15.0% of net sales for the nine months ended March 31, 2001. Operating income decreased $5.7 million or 5.6% primarily from lower wholesale shipments and the gross margin impact mentioned above, partially offset by higher retail sales generated by acquired stores.

         Total wholesale operating income for the nine month period of fiscal year 2002 was $80.0 million or 16.5% of net sales compared to $82.3 million or 15.5% of net sales in the nine month period of fiscal year 2001. Wholesale operating income decreased $2.3 million or 2.8% during the last nine months primarily from lower sales volume and the production of more affordably priced products manufactured at lower margins, partially offset by a price increase effective April 2001. Lower manufacturing costs resulting from favorable lumber pricing and lower distribution costs from reduced volumes also impacted wholesale operating income.

         Operating income for the retail segment decreased by $1.1 million for the nine months ended March 31, 2002 to $16.0 million or 4.8% of net sales from $17.1 million or 5.5% of net sales for the nine months ended March 31, 2001. The decrease in retail operating income was principally due to higher retail operating expenses related to the addition of 18 net new stores since March 2001, including occupancy and delivery and warehousing costs, partially offset by higher volume generated by the acquired stores.

         Interest and other miscellaneous income of $2.6 million increased $0.8 million over the prior year from an increase in interest income of $0.3 million and from proceeds received on the sale of real property.

         Income tax expense of $37.0 million was recorded for the nine months ended March 31, 2002 as compared to $38.8 million for the same period in the prior year. The Company's effective tax rate was 37.8% in both the current and prior year.

         For the nine months ended March 31, 2002, net income decreased 4.5% to $60.9 million as compared to $63.8 million for the nine months ended March 31, 2001. Earnings per diluted share of $1.52 decreased 4.4% or $0.07 per diluted share in the current nine months from $1.59 per diluted share in the prior year.


CRITICAL ACCOUNTING POLICIES

         The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain estimates and assumptions have been made that affect the amounts and disclosures reported in the consolidated financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in valuing these estimates and may solicit external advice. Estimates are based on current facts and circumstances, prior experience and other assumptions believed to be reasonable. Critical accounting policies that may affect the consolidated financial statements include self-insurance, restructuring and environmental liabilities, long-lived asset valuations and impairments, and inventory reserves.


FINANCIAL CONDITION AND LIQUIDITY

         The Company's principal sources of liquidity are cash flow from operations and borrowing capacity under a revolving credit facility. Net cash provided by operating activities totaled $98.5 million for the nine months ended March 31, 2002 as compared to $70.4 million for the nine months ended March 31, 2001. The increase of $28.1 million in net cash provided by operating activities principally resulted from lower inventory, and to a lesser extent, from changes in other working capital balances during the nine months ended March 31, 2002 as compared to the same period in the prior year. The majority of the decrease in inventory resulted from temporary plant shutdowns during the last nine months and reductions made in on-hand raw materials.

         During the nine months ended March 31, 2002, capital spending, exclusive of acquisitions, totaled $22.3 million as compared to $31.4 million for the nine months ended March 31, 2001. Capital expenditures made during the current nine months primarily included (i) new retail store construction and store interior redesigns, (ii) manufacturing capital equipment purchases and upgrades, and (iii) plant expansion projects. Capital expenditures for fiscal year 2002, exclusive of acquisitions, are anticipated to be approximately $30.0 million. The Company expects to incur additional expenditures for retail and other acquisitions during this fiscal year and anticipates that cash from operations will be sufficient to fund this level of capital expenditures and acquisitions.

         Net cash used in financing activities of $24.5 million increased by $11.5 million due to the repurchase of the Company's common stock during the nine months ended March 31, 2002. At March 31, 2002, there were no revolving loans outstanding. The Company had $19.5 million of trade and standby letters of credit outstanding, leaving $105.5 million available under its revolving credit facility at March 31, 2002. Total debt outstanding at March 31, 2002 was $9.3 million

         The Company has been authorized by its Board of Directors to repurchase its common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. The Company also repurchases shares of common stock from terminated or retiring employee's accounts in the Ethan Allen Retirement Saving Plan and the Company retires shares of unvested restricted stock. The Company's common stock repurchases are recorded as treasury stock and result in a reduction of shareholders' equity.

         For the nine months ended March 31, 2002 and 2001, the Company repurchased the following shares of its common stock (excluding retirements):

                                                       Nine Months Ended
                                                           March 31,
                                                      2002          2001
                                                  -----------     ---------

         Cost to repurchase common shares         $21,056,478     $670,868
         Common shares repurchased                    741,151       22,700
         Average price per share                       $28.41       $29.55

         The Company funded its common stock repurchases through available cash and cash from operations. As of March 31, 2002, the Company had a remaining Board authorization to purchase 2,000,000 shares of common stock.

         As of March 31, 2002, aggregate scheduled maturities of long-term debt for each of the next five fiscal years were $0.1 million, $0.1 million, $4.7 million, $0.1 million and $0.1 million, respectively. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and acquisitions and to fund working capital and other cash requirements over the next twelve months. As of March 31, 2002, the Company had working capital of $174.6 million and a current ratio of 2.44 to 1.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of March 31, 2002, the Company was essentially debt-free. Cash and short-term investments totaled $62.3 million and there were no revolving loans outstanding under the Credit Facility. Current debt as of March 31, 2002 was $0.1 million and total long-term debt outstanding was $9.2 million.

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

         Currently, the Company does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.

                           PART II. OTHER INFORMATION


ITEM 1. - LEGAL PROCEEDINGS

         There has been no change to matters discussed in Business-Legal Proceedings in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 17, 2001.


ITEM 2. - CHANGES IN SECURITIES

         None.


ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5. - OTHER INFORMATION

         None.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 10(k)-2 Second Amendment to Amended and Restated Consumer Credit Card Program Agreement, dated as of February 1, 2002, by and among the Company and Monogram Credit Card Bank of Georgia.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the reporting period.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ETHAN ALLEN INTERIORS INC.
                                  (Registrant)



DATE:  05/13/02                                BY:    /s/ M. Farooq Kathwari
     -----------------                            ------------------------------
                                                   M. Farooq Kathwari
                                                   Chairman of the Board
                                                   President and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)



DATE:  05/13/02                                BY:    /s/ Edward D. Teplitz
     -----------------                            ------------------------------
                                                  Edward D. Teplitz
                                                  Vice President, Finance
                                                  (Principal Financial Officer)



DATE:  05/13/02                                BY:    /s/ Michele Bateson
     -----------------                            ------------------------------
                                                  Michele Bateson
                                                  Corporate Controller
                                                  (Principal Accounting Officer)