Form 10-K
period 2002-06-30
ETHAN ALLEN INTERIORS INC
filed 2002-09-30
CIK 896156

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

For the fiscal year ended          JUNE 30, 2002
                         -------------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number                1-11692
                      ----------------------------------------------------------


                           ETHAN ALLEN INTERIORS INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                                 06-1275288
-------------------------------------                         ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

   ETHAN ALLEN DRIVE, DANBURY, CT                                  06811
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code            (203) 743-8000
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]Yes [ ]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of Common Stock, par value $.01 per share held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on August 29, 2002 was approximately $1,302,613,482. As of August 29, 2002, there were 37,866,671 shares of Common Stock, par value $.01 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The definitive Proxy Statement for the 2002 Annual Shareholders Meeting is incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
                                     PART I

 1.      Business                                                              3

 2.      Properties                                                           11

 3.      Legal Proceedings                                                    12

 4.      Submission of Matters to a Vote of Security Holders                  13


                                     PART II

 5.      Market for Registrant's Common Equity and Related
              Stockholder Matters                                             14

 6.      Selected Financial Data                                              15

 7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             17

 7A.     Quantitative and Qualitative Disclosure About
              Market Risk                                                     25

 8.      Financial Statements and Supplementary Data                          26

 9.      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                             46


                                    PART III

10.      Directors and Executive Officers of the Registrant                   47


11.      Executive Compensation                                               47

12.      Security Ownership of Certain Beneficial Owners
              and Management                                                  47

13.      Certain Relationships and Related Transactions                       47


                                     PART IV

14.      Exhibits, Financial Statement Schedule, and Reports
              on Form 8-K                                                     48

         Signatures

         Certification of Principal Executive Officer and Principal Financial
              Officer as Required by Section 302 of the Sarbanes-Oxley Act of 2002

                                      PART I

ITEM 1. BUSINESS

BACKGROUND

         Ethan Allen Interiors Inc. (together with its directly- and indirectly-owned subsidiaries, "Ethan Allen" or the "Company") is a leading manufacturer and retailer of quality home furnishings, offering a full range of furniture products and home accessories. Incorporated in Delaware in 1989, Ethan Allen designs, manufacturers and markets its own brand of furniture and home accent items through the country's largest network of home furnishing retail stores. The Company was founded in 1932 and has sold products under the Ethan Allen brand name since 1937.

PRODUCTS

         Ethan Allen markets three main product lines: (1) case goods (wood furnishings), consisting primarily of bedroom and dining room furniture, wall units and tables; (2) upholstered products, consisting primarily of sofas, loveseats, chairs, and recliners; and (3) home accessories and other, including carpeting and area rugs, lighting, clocks, wall decor, bedding ensembles, draperies, decorative accessories and home and garden furnishings. The following table shows the approximate percentage of wholesale sales of home furnishing products for each of these product lines during the three most recent fiscal years:

                                               FISCAL YEARS ENDED JUNE 30,
                                         -------------------------------------
                                         2002             2001           2000
                                         ----             ----           ----
  Case Goods                              56%              56%             56%
  Upholstered Products                    31               30              29
  Home Accessories and Other              13               14              15
                                         ---              ---             ---
                                         100%             100%            100%
                                         ===              ===             ===

         Ethan Allen's product strategy has been to position its brand as a `preferred' brand with good quality and value. The Company's focus has been on expanding its reach to a broader consumer base through a larger selection of product lines at more attractive price points. During 2002, the Company introduced the Townhouse collection. Townhouse is Ethan Allen's first collection completely sourced off-shore and is reflective of the Company's continuing efforts to offer well-valued, stylish home furnishings.

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

         Ethan Allen continuously monitors consumer demand through marketing research and communication with its dealers and store design consultants who provide valuable input on consumer tastes and needs. As a result, the Company is able to react quickly to changing consumer tastes having added or revised ten major home furnishing collections and discontinuing six home furnishing collections in the past five years. The Company also refines and enhances its product lines by adding and redesigning pieces within each collection.

         The following is a summary of Ethan Allen's major home furnishing collections that have been introduced at the wholesale level and which are currently available:

                        PRINCIPAL                                                                              CALENDAR
                          STYLE                         HOME FURNISHING               PRINCIPAL                 YEAR OF
CATEGORY             CHARACTERISTICS                      COLLECTIONS                 WOOD TYPE              INTRODUCTION
--------             ---------------                      -----------                 ---------              ------------

Classic           An opulent style, which              Georgian Court                   Cherry                   1965
                  includes English 18th                18th Century Mahogany            Mahogany              Various
                  Century and 19th Century             Collectors Classics              Various               Various
                  Neo-Classic styling.                 Legacy                           Maple                    1992
                                                       British Classics                 Maple                    1995
                                                       Country French                   Birch                    1998
                                                       Avenue                           Cherry                   1998
                                                       Modular Home Office              Cherry                   2000
                                                       Townhouse                        Various                  2001

Casual            This style is based on               American Impressions             Cherry                   1991
                  classic contemporary                 Country Crossings                Maple                    1993
                  design elements.                     Country Colors                   Maple                    1995
                                                       EA Elements                      Maple                    1999
                                                       Horizons                         Ash                      1999
                                                       Swedish Home                     Maple                    2000


BUSINESS SEGMENTS

         The Company's  operations  are classified  into two business  segments:
wholesale and retail. The wholesale segment is principally involved in the manufacture, sale and distribution of home furnishing products to a network of independently-owned and Ethan Allen-owned ("Company-owned") stores. The retail segment sells home furnishing products through a network of Company-owned stores to consumers.

WHOLESALE:

         The wholesale segment is engaged in the design, manufacture, domestic and off-shore sourcing, and sale of case goods (wood furniture), upholstery, and home accent items. These products are sold from the wholesale segment to the Company's retail network, comprised of independent and Company-owned retail stores. Sales of case good items include, but are not limited to, beds, dressers, armoires, night tables, dining room chairs and tables, buffets, sideboards, coffee tables, entertainment units, and home offices. Sales of upholstery home furnishing items include sleepers, recliners, chairs, sofas, loveseats, cut fabrics and leather. Skilled craftsmen cut and sew custom-designed upholstery items having a variety of frame and fabric options. Home accent items include wall decor, lighting, clocks, wood accents, bedspreads, decorative accessories, area rugs, and bedding.

THE WHOLESALE SEGMENT. For fiscal years 2002, 2001 and 2000, the wholesale segment had net sales of $660.8 million, $705.6 million, and $691.1 million, respectively. The Company has 17 manufacturing facilities consisting of 10 case goods plants (including 3 sawmill operations), 6 upholstery plants and 1 home accent plant in the United States. The Company also outsources, domestically and off-shore, selected case goods, upholstery, and home accessory items.

         During the fourth quarter of fiscal year 2002, the Company announced a consolidation plan to close one manufacturing facility and the rough mill operation at a separate facility. The sites employed approximately 220 employees. This consolidation plan was necessary in order to manufacture case good products more competitively and in the most suitable plants in the United States. The manufacturing facility, located in Randolph, Vermont, ceased operations in June 2002. The rough mill operation, located in Orleans, Vermont, is expected to be closed by the end of the first quarter of fiscal year 2003. Other existing Ethan Allen manufacturing plants will absorb the production from these facilities. Estimated closing costs of $5.1 million have been recorded as restructuring and impairment charges for the year ended June 30, 2002 and relate, primarily, to severance and related payroll and benefit costs and the write-down of long-lived assets. Actual cash expenditures are estimated to be $2.0 million.

         During the fourth quarter of fiscal year 2001, the Company announced a consolidation plan to close three manufacturing facilities employing approximately 350 people. Similar to the charge incurred in the current year, this consolidation plan was undertaken to improve operational efficiencies. The three facilities were located in Island Pond, Vermont; Frewsburg, New York; and Asheville, North Carolina. Estimated closing costs of $6.9 million have been recorded as restructuring and impairment charges for the year ended June 30, 2001 and relate, primarily, to severance and related payroll and benefit costs and the write-down of long-lived assets. Actual cash expenditures were approximately $3.3 million.

RETAIL:

         Ethan Allen exclusively sells its products through a network of 316 retail stores. As of June 30, 2002, Ethan Allen owned and operated 103 stores and independent dealers owned and operated 213 stores; 193 in North America and 20 abroad. In the past five years, Ethan Allen and its independent dealers have opened 85 new stores, a number of them being relocations. Sales to independent dealers accounted for approximately 48% of total net sales of the Company in fiscal year 2002. The ten largest independent dealers own a total of 39 stores which, based on net orders booked, accounted for approximately 15% of total net sales in fiscal year 2002.

         Ethan Allen encourages further expansion of the Company-owned retail business by opening new stores and by acquiring stores from existing independent dealers. In addition, the Company continues to promote the development and growth of its independent dealers. Independent dealers are required to enter into license agreements with the Company authorizing the use of certain Ethan Allen service marks and requiring adherence to certain standards of operation, including the exclusive sale of Ethan Allen products. Additionally, dealers are required to enter into warranty service agreements. Ethan Allen is not subject to any territorial or exclusive dealer agreements in the United States.

COMPANY RETAIL SEGMENT. For fiscal years 2002, 2001 and 2000, the retail segment had net sales of $459.6 million, $419.3 million, and $372.1 million, respectively. For fiscal year 2002, net sales for the Company's retail segment were 52% of the Company's total net sales. As of June 30, 2002, there were 103 Company-owned stores as compared to 84 at the end of the prior fiscal year. During 2002, the Company acquired 20 stores from independent retailers, sold 1 store to an independent dealer, opened 1 new store, and closed 1 store.

RETAIL STORE CONCEPT AND MARKETING

         Ethan Allen's interior and exterior design is dependent on the store's location and size. Ethan Allen stores are located in busy urban settings, suburban strip malls and freestanding destination stores, depending upon the real estate opportunities in a particular market. While stores range in size from approximately 6,000 square feet to 30,000 square feet, the average size of a store is about 15,000 square feet.

         Ethan Allen maximizes uniformity of store presentation throughout the retail network through a comprehensive set of operating standards. These operating standards help each store present the same high quality image and offer retail customers consistent levels of product selection and service. A uniform store image was conveyed through Ethan Allen's program to renovate the exterior of its retail stores with similar and consistent exterior facades. As of June 30, 2002, this program was essentially completed for all stores, including Company-owned stores and independent dealers.

         Ethan Allen provides display-planning assistance to all Company-owned stores and independent dealers to support them in updating the interior projection of their stores and to maintain a consistent image across the country. In 1997, the Company developed a new interior design format for its retail stores. This new design format positions Ethan Allen as a specialist in `Classic' and `Casual' lifestyles and decorative accessory retailing. The stores' interiors present products in focused vignettes that are easy and relatively inexpensive to update each season. Information displays also educate consumers as they travel throughout the store. To date, 119, or 38%, of all stores have implemented or are currently in the process of implementing this new interior design. Ethan Allen expects to have essentially all of its Company-owned retail stores incorporate the new interior look over the next few years and believes that many of its independent retail stores will also incorporate the new interior design. Additionally, during fiscal year 2001, the Company implemented a major re-merchandising effort called `Branding the Interior' of the stores. This program refers to the Company's plan to feature the best-selling home accessory items in the most effective display setting within the store.

         The retail network is staffed with a sales force of approximately 3,000 trained design consultants and professionals, who assist customers in decorating their homes at no additional charge. Ethan Allen believes this design service provides a competitive advantage over other furniture retailers.

         Ethan Allen recognizes the importance of its retail store network to its long-term success. Accordingly, the Company has established strong management teams within Company-owned stores and maintains a close ongoing relationship with independent dealers. The Company also offers services to the Ethan Allen stores in support of their marketing efforts, including coordinated national advertising, merchandising and display programs, and extensive training seminars and educational materials. Ethan Allen believes that the development of design consultants, sales managers, service and delivery personnel and dealers is important for the growth of its business. As a result, Ethan Allen has committed to offer a comprehensive training program that will help to develop retail managers/owners, design consultants and service and delivery personnel to their fullest potential.

ADVERTISING

         Ethan Allen has developed a highly coordinated, nationwide advertising and promotional campaign designed to increase consumer awareness of the breadth of the Company's product offerings. Ethan Allen's in-house staff, working with a leading advertising firm, has developed and implemented what the Company believes is the most extensive national television campaign in the home furnishings industry. This campaign is designed to support selected retail sale periods and to increase the flow of traffic into stores during these sale periods. The sale periods run between five and seven weeks throughout the fiscal year.

         Ethan Allen's television advertising is aired approximately 26 weeks per year. In addition to its national television campaign, the Company utilizes direct mail, newspaper, and radio advertising. Ethan Allen believes that its ability to coordinate its advertising efforts for all Ethan Allen stores provides a competitive advantage over other home furnishing manufacturers and retailers.

         The Ethan Allen Interiors direct mail magazine, which features the Company's home furnishing collections in lifestyle settings, is one of Ethan Allen's most important marketing tools. Approximately 59 million copies of the magazine, which features sale products, were distributed to consumers during the year. The Company publishes and sells the magazines to its Company-owned and independent dealers who, with demographic information collected through independent market research, are able to target potential consumers.

         Ethan Allen's television advertising and direct mail efforts are supported by strong print campaigns in various markets, and in leading home fashion magazines using advertisements and public relations efforts. The Company coordinates significant advertisements in major newspapers in its major markets. The Ethan

Allen  Treasury,  a  complete  catalogue  of the  Ethan  Allen  home  furnishing
collections,   which  is  distributed  in  the  stores,   is  one  of  the  most
comprehensive home furnishing catalogues in the home furnishings industry.

INTERNET

         Ethan Allen is located on the worldwide web at WWW.ETHANALLEN.COM. The Company's primary goal for the website is to drive additional business into the retail network through lead generation and information sourcing. Customers may access the Company's website to review home furnishing collections or to purchase selected home accessories. On average, approximately 12,000 daily users logged onto the Ethan Allen website during fiscal year 2002.

         The Company has also developed an extranet website which links the retail stores with consumer information captured on-line such as customer requests for design assistance and copies of the Company's catalogue. This medium has become the primary source of communications providing a variety of information to the entire retail network, including a Company-wide daily news flash, downloads of current advertising materials, proto-type store display floor plans and detailed product information.

CUSTOMER SERVICE PROGRAMS

         During the past fiscal year, Ethan Allen, in an effort to make shopping more convenient and enjoyable for consumers, introduced two new customer service programs.

GIFT CARD. In January 2002, the Ethan Allen Gift Card program was introduced. Customers can purchase a Gift Card through the Company's website or at any participating retail store.

WEDDING REGISTRY. In April 2002, the Company introduced its Wedding Registry program. The primary objectives of this program are to increase customer traffic in Ethan Allen's network of retail stores (and on-line), capture consumers in the early stage of their lifecycle, capitalize on the growing trend for non-traditional registries and promote the Company's complimentary design service. Ethan Allen believes this program will further strengthen its competitive advantage by enhancing its current compliment of service offerings with a national gift registry.

ETHAN ALLEN CONSUMER CREDIT PROGRAMS

         Ethan Allen offers its consumers two financing options: an installment finance plan and a revolving credit plan.

THE INSTALLMENT FINANCE PLAN. The Company currently offers an installment financing plan for consumers called the Simple Finance Plan. Financing offered through this program is granted on a non-recourse basis to the Company. The plan provides credit lines from $2,000 to $50,000 with repayment terms of up to seven years and standard (non-promotional) interest rates currently ranging from 7.99% to 9.99% per annum. As of June 30, 2002, total open credit lines approved exceed $747 million. Consumers may apply for this financing plan at any participating retail store.

THE REVOLVING CREDIT PLAN. The Company also offers financing to consumers under a revolving credit card program which, too, is granted on a non-recourse basis to the Company. This program provides revolving credit lines from $1,500 to $25,000 at variable interest rates currently ranging from 21.00% to 23.75% per annum. Consumers may apply for revolving credit at any participating retail store.

MANUFACTURING

         Ethan Allen is one of the largest manufacturers of household furniture in the United States. The Company manufactures and/or assembles approximately 81% of its products at 17 manufacturing facilities, including 3 sawmill operations, thereby maintaining control over cost, quality and service to its consumers. The case goods facilities are located close to sources of raw materials and skilled craftsmen, predominantly in the Northeast and Southeast regions of the country. Upholstery facilities are located across the country in order to reduce shipping costs to stores and are located at sites where skilled craftsmanship is available. Management believes that continued investment at its manufacturing facilities, combined with appropriate outsourcing, will accommodate future sales growth.

DISTRIBUTION

         Ethan Allen distributes its products primarily through a national network of 6 owned and 2 leased distribution centers strategically located throughout the United States. These distribution centers hold finished products received from Ethan Allen's manufacturing facilities and domestic and offshore vendors for shipment to Ethan Allen's dealers or home delivery service centers. Ethan Allen stocks case goods and accessories to provide for quick delivery of in-stock items and to allow for more efficient production runs.

         Approximately 40% of all shipments are made to and from the distribution and home delivery service centers by the Company's fleet of trucks and trailers. The remaining shipments are subcontracted to independent carriers. Approximately 83% of the Company's fleet (trucks and trailers) is leased under two to eight-year leases.

         Ethan Allen's policy is to sell its products at the same delivered cost to all stores nationwide, regardless of their shipping point. The adoption of this policy has created credibility by offering product at one suggested national retail price. This policy has also discouraged dealers from carrying significant inventory in their own warehouses. As a result, Ethan Allen obtains accurate information regarding sales to better plan production runs and manage inventory levels.

RAW MATERIALS AND SUPPLIERS

         The most important raw materials used by Ethan Allen in furniture manufacturing are lumber, veneers, plywood, particle board, hardware, glue, finishing materials, glass, mirrored glass, laminates and fabrics. The various types of wood used in Ethan Allen's products include cherry, ash, oak, maple, prima vera, mahogany, birch and pine, substantially all of which are purchased domestically.

         Fabrics and other raw materials are purchased both domestically and abroad. Ethan Allen has no significant long-term supply contracts, and has experienced no significant problems in supplying its operations. Ethan Allen maintains a number of sources for its raw materials which management believes contribute to its ability to obtain competitive pricing for raw materials. Lumber prices fluctuate over time based on factors such as weather and demand, which, in turn, impact availability. Upward trends in prices could have a short-term impact on margins.

         A sufficient inventory of lumber and fabric is usually stocked to maintain adequate levels of production. Management believes that its sources of supply for these materials are sufficient and that it is not dependent on any one supplier.

COMPETITION

         The home furnishings industry at the retail level is highly competitive and fragmented. Although Ethan Allen is among the ten largest furniture manufacturers, industry estimates indicate that there are over 1,000 manufacturers of all types of furniture in the United States, some of which produce furniture types not manufactured by Ethan Allen. In addition, the number of foreign manufacturers, many of which have substantially lower production costs, including the cost of labor, has increased significantly in recent years. Certain of these domestic and foreign companies, which compete directly with Ethan Allen, may have greater financial and other resources than the Company.

         Ethan Allen's products are sold primarily through retail stores, all of which exclusively sell the Company's products. Ethan Allen's effort is focused primarily upon obtaining and retaining independent dealers, increasing the volume of such dealer's sales, and expanding the Company-owned retail business by opening new stores, relocating existing stores and, when appropriate, acquiring stores from existing independent dealers. The home furnishings industry competes primarily on the basis of product styling and quality, personal service, prompt delivery, product availability and price. Ethan Allen believes that it effectively competes on the basis of each of these factors and believes that its store format provides it with a competitive advantage because of the complete home furnishing product selection and service available to the consumer. Further, as the volume of home furnishing imports into the United States continues to increase, the Company will evaluate and consider opportunities to source with foreign manufacturers, as appropriate, in order to remain competitive.

         Furniture Today (a leading industry publication) published a survey of America's Top 100 Furniture Stores on May 27, 2002. For the third year in a row, Ethan Allen was the No. 1 single-source store network for home furnishings in the country. During recent years, the furniture industry and several retailers have continued to be challenged by changes in economic conditions. As a result, several competitors of the Company have filed for bankruptcy protection, announced plans to close their retail stores or undertaken efforts to streamline production costs by implementing selective plant shutdowns. Ethan Allen has been able to maintain stability and credibility by managing its growth and balancing this growth with the ability to service its customers.

TRADEMARKS

         The Company currently holds numerous trademarks, service marks and design patents for the Ethan Allen name, logos and designs in a broad range of classes for both products and services in the United States and in many foreign countries. The Company has additional applications for registration pending both domestically and abroad. Ethan Allen has registered, or has applications pending, for many of its major collection names as well as certain of its slogans utilized in connection with retail sales and other services. Ethan Allen views its trade and service marks as valuable assets and has an ongoing program to diligently monitor their unauthorized use through appropriate action.

BACKLOG AND NET ORDERS BOOKED

         As of June 30, 2002, Ethan Allen had a wholesale backlog of approximately $47.5 million, compared to a backlog of $51.9 million as of June 30, 2001. The backlog is anticipated to be serviced in the first quarter of fiscal year 2003. Backlog at any point in time is primarily a result of net orders booked in prior periods, manufacturing schedules and the timing of product shipments. Net orders booked at the wholesale level from all Ethan Allen stores (including all independently-owned and Company-owned stores) for the twelve months ended June 30, 2002 were $682.1 million as compared to $689.0 million for the twelve months ended June 30, 2001. Net orders booked in any period are recorded based on wholesale prices and do not reflect the additional retail margins produced by the Company-owned stores.

EMPLOYEES

         Ethan Allen has approximately 7,600 employees as of June 30, 2002, 6% of which are represented by unions under collective bargaining agreements. The Company's labor contracts expire at various times in 2005. The Company expects no significant changes in its relations with these unions and believes it has a good relationship with all employees.

RECENT DEVELOPMENTS

         In October 2001, the Company formed a joint venture with MFI Furniture Group Plc. ("MFI") to open a chain of retail stores in the United Kingdom. The initial phase of the agreement, which calls for the two companies to collaborate on the development of a retail store format that will market their respective retail concepts, involves up to five stores with approximately 8,000 to 15,000 square feet in each. The first of these stores, located in the London suburb of Kingston, opened in May 2002 and has been included as a dealer-owned store in compiling the Company's store count as of June 30, 2002.

         In July 2002, the Company increased its percentage ownership in the operations of 7 Ethan Allen retail stores (and 1 related service center) located throughout Canada by acquiring the remaining 75% interest in a transaction accounted for as a purchase business combination. The Company had previously held a 25% interest in the operations of these stores which it acquired in July 1997.

         In September 2002, the Company acquired the assets of 6 Ethan Allen retail stores (and 1 related service center) located in the greater Chicago area. This transaction was accounted for as a purchase business combination.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters, located in Danbury, Connecticut, consists of one building containing 144,000 square feet, situated on approximately 17.5 acres of land, all of which is owned by Ethan Allen. Located adjacent to the corporate headquarters is the Inn at Ethan Allen, a hotel and conference center containing 195 guestrooms. This hotel, owned by a wholly-owned subsidiary of Ethan Allen, is used for Ethan Allen functions and in connection with training programs as well as for accommodations for the general public.

         Ethan Allen has 17 manufacturing facilities (including 3 sawmill operations) located in 10 states. All of these facilities are owned, with the exception of a leased upholstery plant in California totaling 141,600 square feet. The Company's 17 facilities consist of 10 case goods manufacturing plants (including 3 sawmill operations), totaling 3,224,200 square feet; 6 upholstery furniture plants, totaling 1,403,300 square feet; and 1 plant involved in the manufacture and assembly of Ethan Allen's home accessory products totaling 295,000 square feet.

         In addition, Ethan Allen owns 6 and leases 2 ancillary distribution warehouses, totaling 1,113,500 square feet, and owns 3 and leases 26 retail delivery service centers, totaling 1,337,940 square feet. The Company's manufacturing and distribution facilities are located in North Carolina, Vermont, Pennsylvania, Virginia, New York, Oklahoma, California, New Jersey,
Indiana, Maine and Massachusetts. The Company's retail service centers are located throughout the United States and serve to support Ethan Allen's various sales districts.

         There are 103 Company-owned retail stores in United States, of which 38 stores are owned and 65 stores are leased.

         Ethan Allen's manufacturing facility in Maiden, North Carolina and the Inn at Ethan Allen in Danbury, Connecticut were financed with industrial revenue bonds and the Beecher Falls, Vermont facility was financed in part by the State of Vermont Economic Development Authority. Ethan Allen believes that all of its properties are well maintained and in good condition.

         Ethan Allen estimates that its manufacturing division is currently operating at approximately 85% of capacity. Management believes it has additional capacity at many facilities, which it could utilize with minimal additional capital expenditures.

ITEM 3.  LEGAL PROCEEDINGS

         Ethan Allen is a party to various legal actions with customers, employees and others arising in the normal course of its business. Ethan Allen maintains liability insurance which is deemed to be adequate for its needs and commensurate with other companies in the home furnishings industry. Ethan Allen believes that the final resolution of pending actions (including any potential liability not fully covered by insurance) will not have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

ENVIRONMENTAL MATTERS

         The Company is a potentially responsible party ("PRP") for the cleanup of three active sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company has resolved its liability at one of the sites by completing remedial action activities. With regard to the other two sites, the Company does not anticipate incurring significant cost as it believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the site. However, liability under CERCLA may be joint and several. Additionally, the Company has recently been notified by the State of New York that it may be a PRP in a separate, unrelated matter. As a result, the extent of any adverse effect on the Company's financial condition, results of operations, or cash flows with respect to this matter cannot be reasonably estimated at this time.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were submitted to security holders of the Company during the fourth quarter of fiscal year 2002:

         None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the New York Stock Exchange under ticker symbol `ETH'. The following table indicates the high and low stock prices as reported on the New York Stock Exchange and dividends paid by the
Company:

                                      CLOSING MARKET PRICE
                                     ----------------------
                                       HIGH            LOW      DIVIDENDS PAID
                                     ----------------------     --------------
          FISCAL 2002

          Fourth Quarter             $ 41.80        $ 34.85        $ 0.06
          Third Quarter                42.75          36.25          0.04
          Second Quarter               41.70          27.10          0.04
          First Quarter                38.00          26.65          0.04


          FISCAL 2001

          Fourth Quarter             $ 38.01        $ 32.50        $ 0.04
          Third Quarter                38.80          30.88          0.04
          Second Quarter               33.50          24.69          0.04
          First Quarter                30.75          24.81          0.04



         As of August 29, 2002, there were approximately 429 shareholders of record of the Company's Common Stock.

         On August 1, 2002, the Company declared a $0.06 per common share dividend for all holders of record on October 10, 2002 and a payment date of October 25, 2002. The Company expects to continue to declare quarterly dividends for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

         The  following   table  sets  forth  summary   consolidated   financial
information of the Company for the years and dates indicated (in thousands, except per share data):

                                                                             FISCAL YEARS ENDED JUNE 30,
                                                        ---------------------------------------------------------------------
                                                          2002            2001           2000           1999           1998
                                                        --------        --------       -------        --------       --------

STATEMENT OF OPERATIONS DATA:
Net sales                                               $892,288        $904,133       $856,171       $762,233       $679,321
Cost of sales                                            470,975         490,477        455,561        407,234        363,746
Selling, general and
  administrative expenses                                286,290         280,703        253,029        221,237        195,216
Restructuring and impairment
  charge (1)                                               5,123           6,906             -              -              -
                                                        --------        --------       --------       --------       --------

    Operating income                                     129,900         126,047        147,581        133,762        120,359
Interest and other (income)
 expense, net                                             (2,344)         (2,056)           811          1,045          1,829
                                                        ---------       ---------      --------       --------       --------
    Income before income tax expense
      and extraordinary charge                           132,244         128,103        146,770        132,717        118,530
Income tax expense                                        49,988          48,423         56,200         51,429         46,582
                                                        --------        --------       --------       --------       --------

    Income before extraordinary
      charge                                              82,256          79,680         90,570         81,288         71,948
Extraordinary charge (net of tax)                              -               -             -              -            (802)(2)
                                                        --------        --------       --------       --------       --------

    Net income                                          $ 82,256        $ 79,680       $ 90,570       $ 81,288       $ 71,146
                                                        ========        ========       ========       ========       ========

PER SHARE DATA: (3)
Net income per basic share                              $   2.12        $   2.02       $   2.25       $   1.97       $   1.65
Basic weighted average shares
  outstanding                                             38,828          39,390         40,301         41,278         43,050
Net income per diluted share                            $   2.06        $   1.98       $   2.20       $   1.92       $   1.61
Diluted weighted average shares
  outstanding                                             39,942          40,321         41,198         42,287         44,136
Cash dividends declared                                 $   0.18        $   0.16       $   0.16       $   0.12       $   0.09

OTHER INFORMATION:
Depreciation and amortization (4)                       $ 19,314        $ 20,220       $ 16,975       $ 16,344       $ 15,868
Capital expenditures, including
  acquisitions                                          $ 73,481        $ 48,238       $ 54,696       $ 47,792       $ 29,665
Working capital                                         $189,628        $182,223       $127,519       $123,580       $114,287
Current ratio                                               2.47            2.69           2.18           2.43           2.55

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets                                            $688,755        $619,118       $543,571       $480,622       $433,123
Total debt including capital
  lease obligations                                     $  9,321        $  9,487       $ 17,907       $ 10,676       $ 13,375
Shareholders' equity                                    $511,189        $464,783       $390,509       $350,535       $314,320
Ratio of debt to equity                                      1.8             2.0            4.6            3.1            4.3


Footnotes on following page.

                        NOTES TO SELECTED FINANCIAL DATA


(1) During the fourth quarter of fiscal year 2002, the Company announced a consolidation plan to close one manufacturing facility and the rough mill operation at a separate facility. The sites employed approximately 220 employees. This consolidation plan was necessary in order to manufacture case good products more competitively and in the most suitable plants in the United States. The manufacturing facility, located in Randolph, Vermont, ceased operations in June 2002. The rough mill operation, located in Orleans, Vermont, is expected to be closed by the end of the first quarter of fiscal year 2003. Estimated closing costs of $5.1 million have been recorded as restructuring and impairment charges for the year ended June 30, 2002 and relate, primarily, to severance and related payroll and benefit costs and the write-down of long-lived assets.

         During the fourth  quarter of fiscal year 2001,  the Company  announced its plans to close three manufacturing facilities employing approximately 350 people. Closure of the facilities located in Island Pond, Vermont; Frewsburg, New York; and Asheville, North Carolina, all of which occurred during fiscal year 2002, was necessary in order to improve operational efficiencies. Estimated closing costs of $6.9 million have been recorded as restructuring and impairment charges for the year ended June 30, 2001 and relate, primarily, to severance and related payroll and benefit costs and the write-down of long-lived assets.

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

(4) As a result of the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", amortization of goodwill and intangible assets ceased on July 1, 2001. The amount of amortization related to these assets in 2001, 2000, 1999 and 1998 was $1.8 million, $1.8 million, $1.7 million and $1.6 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of results of operations and financial condition is based upon, and should be read in conjunction with, the Consolidated Financial Statements of the Company and notes thereto included under Item 8 of this Report.

FORWARD-LOOKING STATEMENTS

         Management's discussion and analysis of financial condition and results of operations and other sections of this annual report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including, but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, technology developments affecting the Company's products and to those matters discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

CRITICAL ACCOUNTING POLICIES

         The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which requires that certain estimates and assumptions be made that affect the amounts and disclosures reported in the those financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in valuing these estimates and may, as warranted, solicit external advice. Estimates are based on current facts and circumstances, prior experience and other assumptions believed to be reasonable. The following critical accounting policies, some of which are impacted significantly by judgments, assumptions and estimates, affect the Company's consolidated financial statements.

         RETAIL STORE ACQUISITIONS - The Company accounts for the acquisition of retail stores and related assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which requires application of the purchase method for all business combinations initiated after June 30, 2001. Accounting for these transactions as purchase business combinations requires the allocation of purchase price paid to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. The amount paid in excess of the fair value of net assets acquired is accounted for as goodwill.

         IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL - The Company periodically evaluates whether events or circumstances have occurred that indicate that long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. The long-term nature of these assets requires the estimation of its cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test.

         In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company on July 1, 2001, goodwill and other intangible assets are to be evaluated for impairment at the reporting unit level on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. A discounted cash flow model is used to estimate the fair value of a reporting unit. This model requires the use of long-term planning forecasts and assumptions regarding industry-specific economic conditions that are outside the control of the Company.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

         INVENTORIES - Inventories (finished goods, work in process and raw materials) are stated at the lower of cost, determined on a first-in, first-out basis, or market. The Company estimates an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

         REVENUE RECOGNITION - Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This generally occurs upon the shipment of goods to independent dealers or, in the case of Ethan Allen-owned retail stores, upon delivery to the customer. Recorded sales provide for estimated returns and allowances. The Company permits retail customers to return defective products and incorrect shipments for credit against other purchases. Terms offered by the Company are standard for the industry.

         BUSINESS INSURANCE RESERVES - The Company has insurance programs in place to cover workers' compensation and property/casualty claims. The insurance programs, which are funded through self-insured retention, are subject to various stop-loss limitations. The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience. Although management believes that the insurance reserves are adequate, the reserve estimates are based on historical experience, which may not be indicative of current and future losses. In addition, the actuarial calculations used to estimate insurance reserves are based on numerous assumptions, some of which are subjective. The Company adjusts insurance reserves, as needed, in the event that future loss experience differs from historical loss patterns.

         OTHER LOSS RESERVES - The Company has a number of other potential loss exposures incurred in the ordinary course of business such as environmental claims, product liability, litigation, restructuring charges, and the recoverability of deferred income tax benefits. Establishing loss reserves for these matters requires management's estimate and judgment with regard to maximum risk exposure and ultimate liability or realization. As a result, these estimates are often developed with the Company's counsel, or other appropriate advisors, and are based on management's current understanding of the underlying facts and circumstances. Because of uncertainties related to the ultimate outcome of these issues or the possibilities of changes in the underlying facts and circumstances, additional charges related to these issues could be required in the future.

BASIS OF PRESENTATION

         Ethan Allen Interiors Inc. has no material assets other than its ownership of the capital stock of Ethan Allen Inc. and conducts all significant transactions through Ethan Allen Inc.; therefore, substantially all of the financial information presented herein is that of Ethan Allen Inc.

RESULTS OF OPERATIONS

         Ethan Allen's revenues are comprised of wholesale sales to dealer-owned and Company-owned retail stores and retail sales of Company-owned stores. See
Note 16 to the Company's Consolidated Financial Statements for the year ended June 30, 2002. The components of consolidated revenues and operating income are as follows (in millions):

                                                  FISCAL YEARS ENDED JUNE 30,
                                              ----------------------------------
                                                 2002        2001        2000
                                              ---------    ---------   ---------
   REVENUE:
   Wholesale segment                          $ 660.8      $ 705.6     $ 691.1
   Retail segment                               459.6        419.3       372.1
   Elimination of inter-segment sales          (228.1)      (220.8)     (207.0)
                                               ------       ------      ------
     Consolidated Revenue                     $ 892.3      $ 904.1     $ 856.2
                                               ======       ======      ======

   OPERATING INCOME:
   Wholesale segment (1)                      $ 110.1      $ 100.5     $ 132.5
   Retail segment                                23.1         23.1        20.5
   Eliminations                                  (3.3)         2.4        (5.4)
                                               ------       ------     -------
     Consolidated Operating Income            $ 129.9      $ 126.0     $ 147.6
                                               ======       ======      ======

   (1) The Wholesale segment includes pre-tax restructuring and impairment charges of $5.1 million and $6.9 million in fiscal years 2002 and 2001, respectively.


FISCAL 2002 COMPARED TO FISCAL 2001

         Consolidated revenue for fiscal year 2002 was $892.3 million, a decrease of $11.8 million, or 1.3%, from fiscal year 2001 consolidated revenue of $904.1 million. The decrease in revenues was the result of a general decline in consumer spending throughout most of the year, partially offset by a selective price increase effective April 2001 and continued expansion of the retail segment.

         Total wholesale revenue for fiscal year 2002 was $660.8 million as compared to $705.6 million in fiscal year 2001. This represents a decrease of $44.8 million, or 6.4%, from fiscal year 2001. The decrease in wholesale revenue was due, primarily, to softening demand as a result of a general decline in consumer spending during the last twelve months and, to a lesser extent, one less production day in the current fiscal year as compared to the prior year.

         Total retail revenue from Ethan Allen-owned stores for fiscal year 2002 increased by $40.3 million, or 9.6%, to $459.6 million from $419.3 million in the prior year. The increase in retail sales by Ethan Allen-owned stores was comprised of a $9.5 million (or 2.4%) decrease in comparable store sales, an increase in sales generated by newly opened or acquired stores of $57.6 million, and a decrease resulting from sold and closed stores, which generated $7.8 million fewer sales in fiscal year 2002 compared to fiscal year 2001. The number of Ethan Allen-owned stores increased to 103 as of June 30, 2002 as compared to 84 as of June 30, 2001. During the last twelve months, the Company acquired 20 stores from independent dealers, sold 1 to an independent dealer, opened 1 new store, and closed 1 store. Of the stores acquired during fiscal 2002, 6 stores were purchased from Mr. Edward Teplitz, who subsequently joined the Company as Vice President of Finance (see Part II, Item 5 of the Form 10-Q filed on November 15, 2001). In August 2002, Mr. Teplitz was named Chief Financial Officer of the Company.

         Comparable stores are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened stores. Stores acquired from dealers by Ethan Allen are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.

         Booked orders for the year ended June 30, 2002 were slightly higher than the same period in the prior year by 2.0%, reflecting further expansion of the Company's retail segment, offset by softening wholesale demand and a general decline in consumer spending. During fiscal 2001, booked orders declined 1.4% from fiscal 2000 levels. Total booked orders include wholesale orders and written orders of Company-owned retail stores.

         Gross profit for fiscal year 2002 increased $7.6 million, or 1.8%, to $421.3 million from $413.7 million in fiscal year 2001. The increase in gross profit was primarily attributable to (i) a higher proportionate share of retail sales to total sales (52% in fiscal 2002 compared to 46% in fiscal 2001), (ii) lower manufacturing costs resulting from favorable pricing of raw materials, (iii) efficiencies gained as a result of plant shutdowns undertaken in fiscal 2001 and (iv) the impact of a selective price increase effective April 2001. These factors were partially offset by lower wholesale sales volume. Consolidated gross margin increased to 47.2% for the year ended June 30, 2002 from 45.8% in the prior year. The gross margin was positively impacted as a result of the factors identified previously, offset partially by sales volume associated with products sold at lower margins.

         The Company recorded pre-tax restructuring and impairment charges of $5.1 million and $6.9 million in the fourth quarter of fiscal 2002 and 2001, respectively, relating to the consolidation of certain manufacturing facilities. The 2002 consolidation plan involved the closure of one manufacturing facility as well as the rough mill operation of a separate facility. Closure of these facilities resulted in the elimination of approximately 220 employees; 150 employees effective June 29, 2002, and 70 employees expected to be terminated during the first quarter of fiscal 2003. In 2001, the Company announced the closure of three of its manufacturing facilities and the elimination of approximately 350 employees effective August 6, 2001. The closing costs recorded in both periods consist, primarily, of severance and related payroll and benefit costs and the write-down of long-lived assets.

         Including the restructuring and impairment charges of $5.1 million and $6.9 million in fiscal 2002 and 2001, respectively, operating expenses increased to $291.4 million, or 32.7% of net sales, for the year ended June 30, 2002 from $287.6 million, or 31.8% of net sales, for the year ended June 30, 2001. This increase is primarily attributable to further growth within the retail segment and the higher proportionate share of retail sales to total sales experienced in 2002. The addition of 19 net new Company-owned stores since June 2001 has resulted in higher costs associated with delivery and warehousing, occupancy, advertising, healthcare and design consultant salaries. These increases were partially offset by a decrease in distribution costs resulting from a decline in the volume of wholesale shipments.

         Including the restructuring and impairment charges of $5.1 million and $6.9 million in fiscal 2002 and 2001, respectively, operating income was $129.9 million, or 14.6% of net sales, for the year ended June 30, 2002 compared to $126.0 million, or 13.9% of net sales, for the year ended June 30, 2001. This represents an increase of $3.9 million, or 3.1%, which is primarily attributable to the higher gross margin noted above, partially offset by increased operating expenses resulting from the continued expansion of the retail segment.

         Including the restructuring and impairment charges of $5.1 million and $6.9 million in fiscal 2002 and 2001, respectively, total wholesale operating income was $110.1 million, or 16.7% of wholesale net sales, for the year ended June 30, 2002 compared to $100.5 million, or 14.2% of wholesale net sales, for the year ended June 30, 2001. Wholesale operating income increased $9.6 million, or 9.6%, in fiscal year 2002 due, primarily, to (i) lower manufacturing costs resulting from favorable pricing of raw materials, (ii) efficiencies gained from plant shutdowns undertaken in fiscal 2001 and (iii) the impact of a selective price increase effective April 2001, partially offset by lower wholesale sales volume and one less production day in the current fiscal year as compared to the prior year.

         Operating income for the retail segment remained relatively unchanged at $23.1 million, representing 5.0% and 5.5% of net retail sales in fiscal years 2002 and 2001, respectively. The level of retail operating income generated by Company-owned stores is primarily attributable to a 2.4% decline in comparable store sales and higher operating expenses related to the addition of 19 net new stores, offset by improved operational efficiencies, increased sales volume associated with new stores and a selective price increase effective April 2001.

         Interest and other miscellaneous income of $3.0 million in fiscal year 2002 increased $0.2 million from $2.8 million in fiscal year 2001 due, primarily, to an increase in interest income associated with the Company's investment portfolio.

         Interest expense, including the amortization of deferred financing costs, decreased $0.2 million to $0.6 million in fiscal 2002 compared to $0.8 million in fiscal 2001 due to a decline in the Company's outstanding borrowings.

         Income tax expense of $50.0 million was recorded for the twelve months ended June 30, 2002 as compared to $48.4 million for the twelve months ended June 30, 2001. The Company's effective tax rate was 37.8% for both periods.

         For fiscal year 2002, the Company recorded net income of $82.3 million, an increase of 3.3%, compared to $79.7 million in fiscal year 2001. Earnings per diluted share for fiscal year 2002 amounted to $2.06, an increase of $0.08 per diluted share, or 4.0%, from $1.98 per diluted share in the prior year. Excluding the restructuring and impairment charges recorded in each period, net income for fiscal year 2002 was $85.4 million (or $2.14 per diluted share) compared to $84.0 million (or $2.08 per diluted share) for fiscal year 2001 representing an increase of $0.06 per diluted share, or 2.9%.

FISCAL 2001 COMPARED TO FISCAL 2000

         Consolidated revenue for fiscal year 2001 of $904.1 million increased by $47.9 million, or 5.6%, from fiscal year 2000 consolidated revenue of $856.2 million. Overall, sales growth resulted from new product offerings, a selective price increase effective February 2000 and growth in the retail segment.

         Total wholesale revenue for fiscal year 2001 was $705.6 million as compared to $691.1 million in fiscal year 2000. This represents a $14.5 million, or 2.1%, increase over fiscal year 2000. The increase in wholesale revenue was due to a selective price increase effective February 2000 and sales volume generated from new product introductions at more affordable price points. These increases were partially offset by three fewer production days in the current fiscal year as compared to the prior year.

         Total retail revenue from Ethan Allen-owned stores for fiscal year 2001 increased by $47.2 million, or 12.7%, to $419.3 million from $372.1 million in the prior year. The increase in retail sales by Ethan Allen-owned stores was attributable to a 10.0%, or $34.7 million, increase in comparable store sales, an increase in sales generated by newly opened or acquired stores of $25.1 million, partially offset by sold and closed stores, which generated $12.6 million less sales in fiscal year 2001 as compared to fiscal year 2000. The number of Ethan Allen-owned stores increased to 84 as of June 30, 2001 as compared to 82 as of June 30, 2000. The Company acquired 1 store from an independent dealer, sold 4 to independent dealers, relocated 1 store, and opened 5 new stores.

         Booked orders for the year ended June 30, 2001 were slightly lower than the same period in the prior year by 1.4%, reflecting slower economic growth. The prior year's increase in booked orders was 16.0%. Total orders include wholesale orders and written business of Company-owned retail stores.

         Gross profit for fiscal year 2001 increased $13.1 million, or 3.3%, to $413.7 million from $400.6 million in fiscal year 2000. The $13.1 million increase in gross profit was mainly due to higher sales volume, a selective price increase effective February 2000 and a higher percentage of retail sales to total sales. These increases were offset by a decline in the gross margin to 45.8% for the year ended June 30, 2001 from 46.8% in the prior year. The gross margin was negatively impacted by changes in production scheduling mainly due to new product introductions and from the sale of more affordably priced products manufactured at lower margins. Gross margins were also negatively impacted by higher costs incurred due to plant expansions, including the start-up of the new case goods manufacturing facility in Dublin, Virginia and from other plant expansions initiated to increase production capacity and improve efficiencies.

         The Company recorded a pre-tax restructuring and impairment charge of $6.9 million in the fourth quarter of fiscal year 2001 relating to the consolidation of three manufacturing facilities in the fourth quarter of fiscal year 2001.

         Including the restructuring and impairment charge of $6.9 million in 2001, operating expenses increased $34.6 million to $287.6 million, or 31.8% of net sales, in fiscal year 2001 from $253.0 million, or 29.6% of net sales, in fiscal year 2000. This increase is primarily attributable to the expansion of the retail segment and from increased employee benefits, energy and utility costs.

         Including the restructuring and impairment charge of $6.9 million in 2001, operating income was $126.0 million, or 13.9% of net sales, compared to $147.6 million, or 17.2% of net sales, in fiscal year 2000. This represents a decrease of $21.6 million, or 14.6%, primarily attributable to a lower gross margin noted above, higher operating expenses resulting from the growth of the retail segment and an increase in employee benefit, energy and utility costs, partially offset by higher sales volumes and a higher percentage of retail sales to total sales.

         Including the restructuring and impairment charge of $6.9 million in 2001, total wholesale operating income was $100.5 million, or 14.2% of wholesale net sales, compared to $132.5 million, or 19.2% of wholesale net sales, in fiscal year 2000. Wholesale operating income decreased $32.0 million, or 24.2%, in fiscal year 2001. This decrease was attributable to three fewer production days in the twelve month period ending June 30, 2001 and from a lower gross margin noted above.

         Operating income for the retail segment increased by $2.6 million, or 12.7%, to $23.1 million, or 5.5% of net retail sales, from $20.5 million, or 5.5% of net retail sales, in fiscal year 2000. The increase in retail operating income by Ethan Allen-owned stores is primarily attributable to increased sales volume and a selective price increase effective February 2000, partially offset by higher operating expenses related to the addition of new stores and higher compensation costs necessary to strengthen the staffing of the retail segment.

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

         In fiscal year 2001, the Company recorded net income of $79.7 million, a decrease of 12.0%, compared to $90.6 million in fiscal year 2000. Earnings per diluted share of $1.98 decreased 10.0%, or $0.22 per diluted share, from $2.20 per diluted share in the prior year.

FINANCIAL CONDITION AND LIQUIDITY

         The Company's principal sources of liquidity are cash flow from operations and borrowing capacity under a revolving credit facility. Net cash provided by operating activities totaled $125.3 million for fiscal year 2002 as compared to $87.6 million in fiscal year 2001 and $104.9 million in fiscal year 2000. The increase in net cash provided by operating activities resulted, principally, from lower inventory levels and an increase in customer deposits offset, partially, by changes in other working capital balances during the twelve months ended June 30, 2002 as compared to the same period in the prior year. The majority of the decrease in inventory levels resulted from temporary plant shutdowns during the last twelve months and reductions made in on-hand raw materials. The increase in customer deposits resulted from retail store acquisitions completed during the year.

         During fiscal year 2002, capital spending, exclusive of acquisitions, totaled $31.1 million as compared to $38.5 million and $42.1 million in fiscal 2001 and 2000, respectively. The current level of capital spending is principally attributable to a decline in manufacturing expansion and technology improvements, partially offset by increased costs associated with new store development and renovation. Capital expenditures in fiscal year 2003, exclusive of acquisitions, are anticipated to be approximately $35.0 million. In addition, the Company expects to incur expenditures for retail and other acquisitions totaling $35.0 million during fiscal year 2003. The Company anticipates that cash from operations will be sufficient to fund such capital expenditures and acquisitions.

         Net cash used in financing activities totaled $29.3 million in fiscal year 2002 as compared to $15.0 million in fiscal year 2001 and $47.0 million in fiscal year 2000. The increase in net cash used in financing activities during fiscal 2002 is the result of an increase in payments to acquire treasury stock and the absence of borrowing and repayment activity under the Company's revolving credit facility. Total debt outstanding at June 30, 2002 was $9.3 million. At June 30, 2002 there were no revolving loans outstanding and $19.5 million of trade and standby letters of credit outstanding under the credit facility. The Company had $105.5 million available under its revolving credit facility at June 30, 2002.

         In June 2002, Standard & Poor's ("S&P") raised its corporate and senior unsecured credit ratings on Ethan Allen to "A-" from "BBB+". S&P citied the Company's solid business position and operating performance, both stemming from a well-known brand name, the effectiveness of its distribution through Ethan Allen galleries, a strong product portfolio, efficient manufacturing and low-cost position, as the primary factors considered in arriving at the rating change.

         The Company has been authorized by its Board of Directors to repurchase its common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. The Company also repurchases shares of common stock from terminated or retiring employee's accounts in the Ethan Allen Retirement Savings Plan and retires shares of unvested restricted stock. All of the Company's common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders' equity. During fiscal years 2002, 2001 and 2000, the Company repurchased and/or retired the following shares of its common stock:

                                             2002         2001(1)       2000
                                          -----------   ----------   -----------

     Common shares repurchased              1,059,226       61,006     1,928,350
     Cost to repurchase common shares     $31,865,423   $1,069,587   $49,605,555
     Average price per share                   $30.08       $17.53        $25.72

     (1) Includes the repurchase of 28,000 shares at $.01 per share previously issued under the Company's Restricted Stock Award Plan. Excluding the effect of these repurchases, the average price per share was $32.40.

         The Company funded its purchases through cash from operations and through revolver loan borrowings under its existing credit facility. As of June 30, 2002, the Company had a remaining Board authorization to purchase 1.7 million shares.

         As of June 30, 2002, aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $0.1 million, $0.1 million, $4.7 million, $0.1 million and $0.1 million, respectively. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements. As of June 30, 2002, the Company had working capital of $189.6 million and a current ratio of 2.47 to 1.

IMPACT OF INFLATION

         The Company does not believe that inflation has had a material impact on its profitability during the last three fiscal years. In the past, the Company has generally been able to increase prices to offset increases in operating costs and effectively manage its working capital.

INCOME TAXES

         At June 30, 2002, the Company has approximately $10.7 million of net operating loss carryovers ("NOL's") for federal income tax purposes. The Recapitalization in 1993 triggered an "ownership change" of the Company, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, resulting in an annual limitation on the utilization of the NOL's by the Company of approximately $3.9 million.

NEW ACCOUNTING PRONOUNCEMENTS

         In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains the fundamental provisions of that Statement. In addition, the standard provides guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of, other than by sale, be classified as "held and used" until it is disposed of and establishes more restrictive criteria to classify an asset as "held for sale". SFAS No. 144 also supercedes Accounting Principles Bulletin ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", regarding the disposal of a SEGMENT OF A BUSINESS (as previously defined in that Opinion), and amends Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Statement 144 was adopted by the Company on July 1, 2002. The Company does not anticipate that adoption of the standard will have a material effect on its financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The standard rescinds Statement 4 which required all gains and loses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item net of related income tax effect. Statement 145 also amends Statement 13 to require that certain lease modifications having economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company adopted the provisions of the standard related to the rescission of Statement 4 on July 1, 2002. The provisions of the standard related to Statement 13 were adopted for transactions occurring after May 15, 2002. The Company does not expect this Statement will have a material effect on its financial position or results of operations.

         In June 2002,  the FASB  issued  SFAS No.  146,  "Accounting  for Costs
Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of this Statement are required to be applied to exit or disposal activities that are initiated after December 31, 2002. The Company does not expect this Statement will have a material effect on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements and long-term debt is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. At June 30, 2002, the Company had $0.1 million of short-term debt outstanding and $9.2 million of total long-term debt outstanding.

         The Company has one debt instrument outstanding with a variable interest rate. This debt instrument has a principal balance of $4.6 million and matures in 2004. Based on the principal outstanding in 2002, a one-percentage point increase in the variable interest rate would not have had a significant impact on the Company's 2002 interest expense.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors and Shareholders
Ethan Allen Interiors Inc.:


We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and Subsidiary (the "Company") as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the index under Item No.
14. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethan Allen Interiors Inc. and Subsidiary as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                                                   /s/  KPMG LLP

Stamford, Connecticut
August 7, 2002

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2002 AND 2001
                        (In thousands, except share data)

                                                                                       2002                     2001
                                                                                     ---------                --------

ASSETS

Current assets:
  Cash and cash equivalents                                                           $  75,688               $  48,112
  Accounts receivable, less allowance for
    doubtful accounts of $2,019 at June 30,
      2002 and $2,679 at June 30, 2001                                                   32,845                  33,055
  Inventories, net (note 3)                                                             174,147                 176,036
  Prepaid expenses and other current assets                                              18,731                  18,085
  Deferred income taxes (note 11)                                                        17,345                  14,789
                                                                                       --------                --------
     Total current assets                                                               318,756                 290,077

Property, plant and equipment, net (note 4)                                             293,626                 268,659
Intangible assets, net (note 5)                                                          69,708                  52,863
Other assets                                                                              6,665                   7,519
                                                                                       --------                --------
     Total assets                                                                     $ 688,755               $ 619,118
                                                                                       ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt and
    capital lease obligations (notes 6 and 7)                                         $     107               $     131
  Customer deposits                                                                      42,966                  35,790
  Accounts payable                                                                       38,027                  27,998
  Accrued compensation and benefits                                                      30,190                  27,766
  Accrued expenses                                                                       17,838                  16,169
                                                                                       --------                --------
     Total current liabilities                                                          129,128                 107,854

Long-term debt (note 6)                                                                   9,214                   9,356
Other long-term liabilities                                                               2,066                   2,712
Deferred income taxes (note 11)                                                          37,158                  34,413
                                                                                       --------                --------
     Total liabilities                                                                  177,566                 154,335

Shareholders' equity (notes 8, 9 and 10):
  Class A common stock, par value $.01, 150,000,000
    shares authorized, 45,252,880 shares issued at
    June 30, 2002 and 45,138,046 shares issued at
    June 30, 2001                                                                           453                     451
  Preferred stock, par value $.01, 1,055,000 shares
    authorized, no shares issued and outstanding at
    June 30, 2002 and 2001                                                                   -                       -
  Additional paid-in capital                                                            277,694                 274,645
                                                                                       --------                --------
                                                                                        278,147                 275,096
  Less:
    Treasury  stock (at cost),  6,794,510  shares at
    June 30, 2002 and 5,735,284 shares at June 30,
    2001                                                                               (161,428)               (129,562)

  Retained earnings                                                                     394,470                 319,249
                                                                                       --------                --------
    Total shareholders' equity                                                          511,189                 464,783
                                                                                       --------                --------
     Total liabilities and shareholders' equity                                       $ 688,755               $ 619,118
                                                                                       ========                ========



See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                      (In thousands, except per share data)


                                                                    2002               2001              2000
                                                                  --------           --------          --------

Net sales                                                         $892,288           $904,133          $856,171
Cost of sales                                                      470,975            490,477           455,561
                                                                  --------           --------          --------
       Gross profit                                                421,313            413,656           400,610

Operating expenses:
  Selling                                                          163,122            160,394           144,327
  General and administrative                                       123,168            120,309           108,702
  Restructuring and impairment charge (note 2)                       5,123              6,906                -
                                                                  --------           --------          --------
   Total operating expenses                                        291,413            287,609           253,029
                                                                  --------           --------          --------

       Operating income                                            129,900            126,047           147,581

Interest and other miscellaneous
  income, net                                                        2,984              2,814               443

Interest and other related financing
  costs                                                                640                758             1,254
                                                                  --------           --------          --------
       Income before income taxes                                  132,244            128,103           146,770

Income tax expense (note 11)                                        49,988             48,423            56,200
                                                                  --------           --------          --------

Net income                                                        $ 82,256           $ 79,680          $ 90,570
                                                                   =======            =======           =======

Per share data (notes 8 and 9):

  Net income per basic share                                      $   2.12           $   2.02          $   2.25
                                                                   =======            =======           =======

  Basic weighted average common shares                              38,828             39,390            40,301


  Net income per diluted share                                    $   2.06           $   1.98          $   2.20
                                                                   =======            =======           =======

  Diluted weighted average common shares                            39,942             40,321            41,198


  Dividends declared per common share                             $   0.18           $   0.16          $   0.16
                                                                   =======            =======           =======



See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                                 (In thousands)


                                                                           2002              2001              2000
                                                                         --------          --------          --------

Operating activities:
  Net income                                                            $ 82,256           $ 79,680          $ 90,570
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                                       19,314             20,220            16,975
      Restructuring and impairment charge                                  4,134              6,356                -
      Compensation expense related to
        restricted stock award                                               140                552               898
      Provision for deferred income taxes                                    189             (3,339)           (1,806)
      Other non-cash (benefit) charge                                     (1,103)            (2,289)             (424)
  Change in assets and liabilities, net of the
    effects of acquired and divested businesses:
      Accounts receivable                                                 (2,390)             1,334              (783)
      Inventories                                                         16,641            (18,964)           (9,243)
      Prepaid and other current assets                                     1,364             (1,665)           (3,181)

      Other assets                                                           401             (1,528)             (973)
      Customer deposits                                                    7,176             (6,732)           11,312
      Income taxes and accounts payable                                   (4,074)             5,760            (5,857)
      Accrued expenses                                                     1,921              7,083             7,140
      Other liabilities                                                     (646)             1,119               223
                                                                         -------            -------           -------

Net cash provided by operating activities                                125,323             87,587           104,851
                                                                         -------            -------           -------

Investing activities:
  Proceeds from the disposal of property,
    plant, and equipment                                                   4,873              9,214             1,112
  Capital expenditures                                                   (31,078)           (38,516)          (42,065)
  Acquisitions                                                           (42,403)            (9,722)          (12,631)
  Other                                                                      143                532               805
                                                                         -------            -------           -------

Net cash used in investing activities                                    (68,465)           (38,492)          (52,779)
                                                                         -------            -------           -------
Financing activities:
  Borrowings on revolving credit facility                                      -              1,500            78,000
  Payments on revolving credit facility                                        -             (9,500)          (70,000)
  Other payments on long-term debt and
    capital leases                                                          (166)              (420)             (768)
  Payments to acquire treasury stock                                     (24,668)            (1,069)          (49,606)
  Net proceeds from issuance of common stock                               1,753                759             2,351
  Increase in deferred financing costs                                         -                  -              (524)
  Dividends paid                                                          (6,201)            (6,277)           (6,469)
                                                                         -------            --------          -------

Net cash used in financing activities                                    (29,282)           (15,007)          (47,016)
                                                                         -------            -------           -------

Net increase in cash and cash equivalents                                 27,576             34,088             5,056

Cash and cash equivalents - beginning of year                             48,112             14,024             8,968
                                                                         -------            -------           -------
Cash and cash equivalents - end of year                                 $ 75,688           $ 48,112          $ 14,024
                                                                         =======            =======           =======


Supplemental disclosure:
  Cash payments for:
         Income taxes                                                   $ 44,815           $ 50,365          $ 61,319
         Interest                                                            522                618               980


See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                        (In thousands, except share data)

                                                                 Additional
                                                 Common            Paid-in         Treasury          Retained
                                                 Stock            Capital            Stock           Earnings          Total
                                                 ------          ----------        --------          --------          -----

Balance at June 30, 1999                         $ 447            $267,286         $(78,887)         $161,689         $350,535

Issuance of 414,593 shares of
  common stock upon the exercise
  of stock options and restricted
  stock award compensation (note 10)                 4               3,245               -                 -             3,249

Purchase of 1,928,350 shares of
  treasury stock (note 8)                           -                   -           (49,606)               -           (49,606)

Dividends declared on common stock                  -                   -                -             (6,418)          (6,418)

Tax benefit associated with the
  exercise of employee stock
  options and warrants                              -                2,179               -                 -             2,179

Net income                                          -                   -                -             90,570           90,570
                                                  ----             -------           ------           -------          -------

Balance at June 30, 2000                           451             272,710         (128,493)          245,841          390,509

Issuance of 56,662 shares of
  common stock upon the exercise
  of stock options and restricted
  stock award compensation (note 10)                -                1,311               -                 -             1,311

Purchase of 61,006 shares of
  treasury stock (note 8)                           -                   -            (1,069)               -            (1,069)

Dividends declared on common stock                  -                   -                -             (6,272)          (6,272)

Tax benefit associated with the
  exercise of employee stock
  options and warrants                              -                  624               -                 -               624

Net income                                          -                   -                -             79,680           79,680
                                                  ----             -------          -------           -------          -------

Balance at June 30, 2001                           451             274,645         (129,562)          319,249          464,783

Issuance of 114,834 shares of
  common stock upon the exercise
  of stock options and restricted
  stock award compensation (note 10)                 2               1,891                -                -             1,893

Purchase of 1,059,226 shares of
  treasury stock                                    -                   -           (31,866)               -           (31,866)

Dividends declared on common stock                  -                   -                -             (7,035)          (7,035)

Charge for early vesting of stock
  options                                           -                  137               -                 -               137

Tax benefit associated with the
  exercise of employee stock
  options and warrants (note 8)                     -                1,021               -                 -             1,021

Net income                                          -                   -                -             82,256           82,256
                                                  ----             -------          -------           -------          -------

Balance at June 30, 2002                         $ 453            $277,694        $(161,428)         $394,470         $511,189
                                                  ====             =======          =======           =======          =======

See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         Ethan Allen Interiors Inc. (the "Company") is a Delaware corporation incorporated on May 25, 1989. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary Ethan Allen Inc. ("Ethan Allen") and Ethan Allen's subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. All of Ethan Allen's capital stock is owned by the Company. The Company has no other assets or operating results other than those associated with its investment in Ethan Allen.

         NATURE OF OPERATIONS

         The Company, through its wholly-owned subsidiary, is a leading manufacturer and retailer of quality home furnishings and sells a full range of furniture products and decorative accessories through an exclusive network of 316 retail stores, of which 103 are Ethan Allen-owned and 213 are independently owned. The Company's retail stores are primarily located in North America, with 20 additional stores located abroad. Ethan Allen has 17 manufacturing facilities, including 3 sawmill operations, located throughout the United States.

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

         RECLASSIFICATIONS

         Certain reclassifications have been made to prior years' financial statements in order to conform to the current year's presentation. These changes did not have a material impact on previously reported results of operations or shareholders' equity.

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

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         RETAIL STORE ACQUISITIONS

         The Company accounts for the acquisition of retail stores and related assets in accordance with SFAS No. 141, "Business Combinations", which requires application of the purchase method for all business combinations initiated after June 30, 2001. Accounting for these transactions as purchase business combinations requires the allocation of purchase price paid to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. The amount paid in excess of the fair value of net assets acquired is accounted for as goodwill.

         INTANGIBLE ASSETS

         The Company's intangible assets are comprised, primarily, of goodwill, which represents the excess of cost over the fair value of net assets acquired, product technology, and trademarks. On July 1, 2001, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". In re-assessing the useful lives of its goodwill and other intangible assets upon adoption of the standard, the Company determined these assets to have indefinite useful lives. Accordingly, amortization of these assets ceased on that date. Prior to July 1, 2001, these assets were amortized on a straight-line basis over forty years.

         Statement 142 requires that the Company annually perform an impairment analysis to assess the recoverability of the recorded balance of goodwill and other intangible assets. The provisions of the Statement indicate that the impairment test should be conducted more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit (as defined) below its carrying value. The Company performed an initial impairment analysis upon adoption of the standard. No impairment losses were recorded as a result of that analysis.

         FINANCIAL INSTRUMENTS

         The carrying value of the Company's financial instruments approximates fair value.

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

         SHIPPING AND HANDLING COSTS

         Ethan Allen's policy is to sell its products at the same delivered cost to all retailers nationwide, regardless of their shipping point. Costs incurred to deliver finished goods to the consumer are expensed and recorded in selling, general and administrative expenses. Shipping and handling costs were $60.4 million, $59.8 million, and $54.4 million for fiscal years 2002, 2001, and 2000, respectively.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         ADVERTISING COSTS

         Advertising costs are expensed when first aired or distributed. Advertising costs for the fiscal years 2002, 2001 and 2000, were $44.2 million, $45.9 million, and $44.4 million, respectively. Prepaid advertising costs at June 30, 2002 and 2001 were $4.2 million and $4.3 million, respectively.

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

         STOCK COMPENSATION

         As permitted by SFAS No. 123 "Accounting for Stock Based Compensation", the Company follows the provisions of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for compensation expense related to the issuance of stock options.

         COMPREHENSIVE INCOME

         The Company does not have any components of comprehensive income as defined under SFAS No. 130, "Reporting Comprehensive Income".

         DERIVATIVE INSTRUMENTS

         The Company adopted SFAS No. 133,  "Accounting  for Certain  Derivative
         Instruments and Certain Hedging Activities" and SFAS No. 138, which later amended Statement 133, in fiscal year 2001. Upon review of its current contracts, the Company has determined that it has no derivative instruments as defined under these standards.

         NEW ACCOUNTING STANDARDS

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains the fundamental provisions of that Statement. In addition, the standard provides guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of, other than by sale, be classified as "held and used" until it is disposed of and establishes more restrictive criteria to classify an asset as "held for sale". SFAS No. 144 also supercedes APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", regarding the disposal of a SEGMENT OF A BUSINESS (as previously defined in that Opinion), and amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Statement 144 was adopted by the Company on July 1, 2002. The Company does not anticipate that adoption of the standard will have a material effect on its financial position or results of operations.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The standard rescinds Statement 4 which required all gains and loses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item net of related income tax effect. Statement 145 also amends Statement 13 to require that certain lease modifications having economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company adopted the provisions of the standard related to the rescission of Statement 4 on July 1, 2002. The provisions of the standard related to Statement 13 were adopted for transactions occurring after May 15, 2002. The Company does not expect this Statement will have a material effect on its financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of this Statement are required to be applied to exit or disposal activities that are initiated after December 31, 2002. The Company does not expect this Statement will have a material effect on its financial position or results of operations.

(2)      RESTRUCTURING AND IMPAIRMENT CHARGE

         During each of the last two fiscal years, the Company developed and executed plans to consolidate its manufacturing operations as part of an overall strategy to maximize production efficiencies and maintain its competitive advantage. In the fourth quarter of fiscal 2002, the Company initiated a plan which involved the closure of one of its manufacturing facilities as well as the rough mill operation of a separate facility. Closure of these facilities resulted in the elimination of approximately 220 employees; 150 employees effective June 29, 2002, and 70 employees expected to be terminated during the first quarter of fiscal 2003. A pre-tax restructuring and impairment charge of $5.1 million was recorded for costs associated with these plant closings, of which $2.0 million principally relates to employee severance and benefits costs and plant exit costs, and $3.1 million relates to a fixed asset impairment charge, primarily for properties and machinery and equipment of the closed facilities.

         In the fourth quarter of fiscal 2001, the Company announced the closure of three of its manufacturing facilities and the elimination of approximately 350 employees effective August 6, 2001. A pre-tax restructuring and impairment charge of $6.9 million was recorded for costs associated with the plant closings, of which $3.3 million principally relates to employee severance and benefits costs and plant exit costs, and $3.6 million relates to a fixed asset impairment charge, primarily for properties and machinery and equipment of the closed facilities.

         As of June 30, 2002, restructuring reserves totaling $1.2 million were included in the Consolidated Balance Sheets as an accrued expense in current liabilities. In addition, total impairment charges of $6.7 million ($3.1 million and $3.6 million in 2002 and 2001, respectively) were recorded to reduce certain property, plant and equipment to net realizable value.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Activity in the Company's restructuring reserves is summarized as follows (in thousands):

         FISCAL 2002 RESTRUCTURING
                                                      Original        Cash      Non-cash
                                                      Charges       Payments    Utilized     Total
                                                      --------      --------    --------    ------

         Employee severance and
            other related payroll
            and benefit costs                         $ 1,847       $  (989)    $    -     $   858
         Plant exit costs and other                       171             -          -         171
         Write-down of long-lived
            assets                                      3,105             -     (3,105)          -
                                                       ------        ------     ------      ------
         Balance as of June 30, 2002                  $ 5,123       $  (989)   $(3,105)    $ 1,029
                                                       ======        ======     ======      ======

         FISCAL 2001 RESTRUCTURING
                                                      Original        Cash      Non-cash
                                                      Charges       Payments    Utilized     Total
                                                      --------      --------    --------    ------
         Employee severance and
            other related payroll
            and benefit costs                         $ 2,974       $(2,916)   $     -     $    58
         Plant exit costs and other                       332          (258)         -          74
         Write-down of long-lived
            assets                                      3,600             -     (3,600)          -
                                                       ------        ------     ------      ------
         Balance as of June 30, 2002                  $ 6,906       $(3,174)   $(3,600)    $   132
                                                       ======         ======    ======      ======

(3)      INVENTORIES

         Inventories at June 30 are summarized as follows (in thousands):

                                                        2002         2001
                                                      --------     --------

              Finished goods                          $123,906     $115,661
              Work in process                           15,418       19,521
              Raw materials                             34,823       40,854
                                                       -------      -------
                                                      $174,147     $176,036
                                                       =======      =======

(4)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at June 30 are summarized as follows (in thousands):
                                                        2002         2001
                                                      --------     --------

              Land and improvements                   $ 54,771     $ 41,382
              Buildings and improvements               230,089      214,972
              Machinery and equipment                  152,860      146,193
                                                       -------      -------
                                                       437,720      402,547
              Less: accumulated depreciation          (144,094)    (133,888)
                                                       -------      -------
                                                      $293,626     $268,659
                                                       =======      =======

(5)      INTANGIBLE ASSETS

         On July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". As of June 30, 2002, the Company had goodwill, including product technology, (net of accumulated amortization) of $50.0 million and other identifiable intangible assets (net of accumulated amortization) of $19.7 million. Comparable balances as of June 30, 2001 were $33.1 million and $19.7 million, respectively.

         Goodwill in the wholesale and retail segments was $27.5 million and $22.5 million, respectively, at June 30, 2002 and $26.1 million and $7.0 million, respectively, at June 30, 2001. The wholesale segment, at both dates, includes additional intangible assets of $19.7 million. These assets consist of Ethan Allen trade names which were formerly being amortized over 40 years. The Company has re-assessed the useful lives of goodwill and other intangible

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         assets and both were determined to have indefinite useful lives. As such, amortization of these assets ceased on July 1, 2001. No impairment losses were recorded on these intangible assets due to the adoption of Statement 142.

         The following table reconciles the Company's reported net income and earnings per share with pro forma balances from previous periods adjusted to exclude goodwill amortization, which is no longer required under Statement 142. The current year's net income and earnings per share are presented for comparative purposes only (in thousands, except per share data):

                                                                                    YEAR ENDED JUNE 30,
                                                                       ------------------------------------------
                                                                         2002             2001              2000
                                                                       -------          -------           -------

         Net Income:
           Reported net income                                         $82,256          $79,680           $90,570
           Add back:  Goodwill amortization,
                      after-tax                                             -               694               651
           Add back:  Intangible asset
                      amortization, after-tax                               -               439               435
                                                                        ------           ------            ------
             Adjusted net income                                       $82,256          $80,813           $91,656
                                                                        ======           ======            ======

         Basic Earnings per Share:
           Reported earnings per share                                 $  2.12          $  2.02           $  2.25
           Goodwill amortization                                            -              0.02              0.02
           Intangible asset amortization                                    -              0.01              0.01
                                                                        ------           ------            ------
             Adjusted earnings per share                               $  2.12          $  2.05           $  2.28
                                                                        ======           ======            ======

         Diluted Earnings per Share:
           Reported earnings per share                                 $  2.06          $  1.98           $  2.20
           Goodwill amortization                                            -              0.02              0.02
           Intangible asset amortization                                    -              0.01              0.01
                                                                        ------           ------            ------
             Adjusted earnings per share                               $  2.06          $  2.01           $  2.23
                                                                        ======           ======            ======

(6)      BORROWINGS

         Total debt obligations at June 30 consist of the following (in thousands):

                                                           2002          2001
                                                         -------       -------

         Revolving Credit Facility                       $     -       $     -
         Industrial Revenue Bonds, 2.45% -
           7.50%, maturing at various dates
           through 2011                                    8,455         8,455
         Other                                               866         1,032
                                                          ------        ------
             Total debt                                    9,321         9,487

         Less: current maturities and short-
           term capital lease obligations                    107           131
                                                          ------        ------
             Long-term debt                              $ 9,214       $ 9,356
                                                          ======        ======

         The Company has a $125.0 million unsecured Revolving Credit Facility (the "Credit Agreement") with J. P. Morgan Chase & Co. as administrative agent and Fleet Bank, NA and Wachovia Bank, NA as co-documentation agents. The Credit Agreement includes sub-facilities for trade and standby letters of credit of $25.0 million and swingline loans of $3.0 million. Revolving loans under the Credit Agreement bear interest at J. P. Morgan Chase & Co.'s Alternative Base Rate, or adjusted LIBOR plus 0.625%, and is subject to adjustment arising from changes in the credit rating of Ethan Allen's senior unsecured debt. The Credit Agreement provides for the payment of a commitment fee equal to 0.15% per annum on the average daily unused amount of the revolving credit commitment. The Company is also required to pay a fee equal to 0.75% per annum on the average daily letters of credit outstanding. At June 30, 2002 there were no revolving loans outstanding and $19.5 million of trade and standby letters of credit outstanding under the Credit Agreement. Remaining available borrowing capacity under the Credit Agreement was $105.5 million at

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         June 30, 2002. For fiscal years ended June 30, 2002,  2001 and 2000 the
         weighted-average   interest  rates  were  4.45%,   5.55%,   and  6.22%,
         respectively.

         The Credit Agreement matures in August of 2004 and there are no minimum repayments required during the term of the facility. The revolving loans may be borrowed, repaid and reborrowed over the term of the facility until final maturity.

         The Credit Agreement contains various covenants which limit the ability of the Company and its subsidiaries to incur debt, engage in mergers and consolidations, make restricted payments, sell certain assets, make investments and issue stock. The Company is also required to meet certain financial covenants including consolidated net worth, fixed charge coverage and leverage ratios. As of June 30, 2002, the Company had satisfactorily complied with all covenants related to the Credit Agreement.

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

         Aggregate scheduled maturities of long-term debt for each of the five fiscal years subsequent to June 30, 2002, and thereafter are as follows (in thousands):

         FISCAL YEAR ENDING JUNE 30:
         ---------------------------

                     2003 . . . . . . . . . . . .           $   107
                     2004 . . . . . . . . . . . .                61
                     2005 . . . . . . . . . . . .             4,662
                     2006 . . . . . . . . . . . .                64
                     2007 . . . . . . . . . . . .                66
                     Subsequent to 2007 . . . . .             4,361

(7)      LEASES

         Ethan Allen leases real property and equipment under various operating lease agreements expiring through 2027. Leases covering retail outlets and equipment generally require, in addition to stated minimums, contingent rentals based on retail sales and equipment usage. Generally, the leases provide for renewal for various periods at stipulated rates.

         Future  minimum   payments  by  year,  and  in  the  aggregate,   under
         non-cancelable operating leases consisted of the following at June 30, 2002 (in thousands):

         FISCAL YEAR ENDING JUNE 30:
         ---------------------------

                     2003                                   $ 22,093
                     2004                                     20,235
                     2005                                     18,565
                     2006                                     16,219
                     2007                                     14,436
                     Subsequent to 2007                       46,438
                                                             -------
                     Total minimum lease payments           $137,986
                                                             =======

         The above amounts will be offset in the aggregate by minimum future rentals from subleases of $14.6 million.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Total rent expense for the fiscal years ended June 30 was as follows (in thousands):


                                                 2002        2001        2000
                                               --------    --------    --------
           Basic rentals under operating
             leases                            $ 21,890    $ 18,496    $ 16,102
           Contingent rentals under
             operating leases                       729         895       1,972
                                                -------     -------     -------
                                                 22,619      19,391      18,074
           Less: sublease rent                    3,307       3,084       3,314
                                                -------     -------     -------
                                               $ 19,312    $ 16,307    $ 14,760
                                                =======     =======     =======

(8)      SHAREHOLDERS' EQUITY

         The Company's authorized capital stock consists of (a) 150,000,000 shares of Common Stock, par value $.01 per share, (b) 600,000 shares of Class B Common Stock, par value $.01 per share, and (c) 1,055,000 shares of Preferred Stock, par value $.01 per share, of which (i) 30,000 shares have been designated Series A Redeemable Convertible Preferred Stock, (ii) 30,000 shares have been designated Series B Redeemable Convertible Preferred Stock, (iii) 155,010 shares have been designated as Series C Junior Participating Preferred Stock, and (iv) the remaining 839,990 shares may be designated by the Board of Directors with such rights and preferences as they determine (all such preferred stock, collectively, the "Preferred Stock"). As of June 30, 2002 and 2001, there were no shares of Preferred Stock or Class B Common Stock issued or outstanding.

         The Company has been authorized by its Board of Directors to repurchase its common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. The Company also repurchases shares of common stock from terminated or retiring employee's accounts in the Ethan Allen Retirement Savings Plan and retires shares of unvested restricted stock. All of the Company's common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders' equity. During fiscal years 2002, 2001 and 2000 the Company repurchased and/or retired the following shares of its common stock:

                                                      2002           2001(1)         2000
                                                 -----------     ------------    -----------
         Common shares repurchased                1,059,226           61,006      1,928,350
         Cost to repurchase common shares       $31,865,423       $1,069,587    $49,605,555
         Average price per share                     $30.08           $17.53         $25.72

         (1) Includes the repurchase of 28,000 shares at $.01 per share previously issued under the Company's Restricted Stock Award
                Plan. Excluding the effect of these repurchases, the average price per share was $32.40.

         The Company funded its purchases through cash from operations and through revolver loan borrowings under the Credit Agreement. As of June 30, 2002, the Company had a remaining Board authorization to purchase
         1.7 million shares.

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

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

(9)      EARNINGS PER SHARE

         The following table sets forth the calculation of weighted average shares for the fiscal years ended June 30 (in thousands):

                                                         2002      2001    2000
                                                        ------    ------  ------
         Weighted average common shares outstanding
           for basic calculation                        38,828   39,390   40,301

         Add: Dilutive effect of stock options and
           warrants                                      1,114      931      897
                                                        ------   ------   ------

         Weighted average common shares outstanding,
           adjusted for diluted calculation             39,942   40,321   41,198
                                                        ======   ======   ======

         In 2002 and 2000, stock options to purchase 67,825 and 986,600 shares, respectively, had exercise prices which exceeded the average market price for each corresponding period. These options have been excluded from the respective diluted earnings per share calculation as their impact is anti-dilutive. No such anti-dilutive stock options existed in 2001.

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

         In connection with the 1992 Stock Option Plan, the following two stock award plans have also been established:

         RESTRICTED STOCK AWARD

         As of July 1, 1994 and for each successive year through July 1, 1998, an annual award of 30,000 shares of restricted stock was granted to Mr. Kathwari, the President and Chief Executive Officer, with the vesting based on performance of the Company's stock price during the three-year period after grant as compared to the Standard and Poors 500 index. Under the discretion of the Compensation Committee, Mr. Kathwari has been deemed vested in 92,000 shares as of June 30, 2002.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         INCENTIVE STOCK OPTION PLAN

         In 1991, pursuant to the Incentive Stock Option Plan, the Company granted to members of management options to purchase 829,542 shares of Common Stock at an exercise price of $5.50 per share. These options vested twenty percent per year over a five-year period.

         MANAGEMENT WARRANTS

         Warrants to purchase 699,560 shares of Common Stock were granted to certain key members of management during fiscal years 1991 and 1992. The warrants have been fully earned and were exercisable at $1.23 per share.


         Stock option and warrant activity during fiscal years 2002, 2001 and 2000 was as follows:

                                                 NUMBER OF SHARES
                                  ---------------------------------------------
                                    92 Stock       Incentive        Management
                                  Option Plan       Options          Warrants
                                  -----------      ---------        ----------
         Options Outstanding
             at June 30, 1999      3,109,475         295,857           44,688
           Granted in 2000           395,290              -                -
           Exercised in 2000         (88,063)       (281,850)         (44,680)
           Canceled in 2000          (33,112)             (7)              (8)
                                   ---------        --------          -------
         Options Outstanding
             at June 30, 2000      3,383,590          14,000               -
           Granted in 2001            35,225              -                -
           Exercised in 2001         (67,882)         (6,000)              -
           Canceled in 2001          (55,658)             -                -
                                   ---------        --------          -------
         Options Outstanding
             at June 30, 2001      3,295,275           8,000               -
           Granted in 2002            94,625              -                -
           Exercised in 2002        (106,846)         (8,000)              -
           Canceled in 2002          (16,073)             -                -
                                   ---------        --------          -------
         Options Outstanding
             at June 30, 2002      3,266,981              -                -
                                   =========        ========          =======

         The following table summarizes the stock awards outstanding at June 30, 2002:

                                                                                     Weighted      Weighted
                                                                                     Average       Average
                                               Range of             Options          Remaining     Exercise
                                               Prices               Outstanding      Life          Price
                                           ----------------         ------------     ---------     --------
         1992 Stock Option Plan            $ 6.00 to $ 6.50          1,089,075        2.7 yrs      $ 6.36
                                           $14.50 to $18.21             90,355        4.7 yrs      $15.14
                                           $21.17 to $25.00          1,009,856        5.8 yrs      $22.06
                                           $26.25 to $28.31            860,126        5.5 yrs      $27.42
                                           $29.23 to $33.78            137,744        7.3 yrs      $31.44
                                           $38.00 to $41.59             79,825        9.7 yrs      $39.17
                                                                     ---------
                                                                     3,266,981
                                                                     =========

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The following table summarizes the number of shares exercisable at June 30, 2002:
                                                                       Weighted
                                                         Number of      Average
                                       Range of            Shares       Exercise
                                        Prices          Exercisable      Price
                                   ----------------     -----------    ---------
        1992 Stock Option Plan     $ 6.00 to $ 6.50        986,217      $ 6.37
                                   $14.50 to $18.21         90,355      $15.14
                                   $21.17 to $25.00        893,858      $21.68
                                   $26.25 to $28.31        826,851      $27.44
                                   $29.23 to $33.78         76,167      $31.70
                                   $38.00 to $41.59            125      $41.59
                                                         ---------
                                                         2,873,573
                                                         =========

         Had compensation costs related to the issuance of stock options under the Company's 1992 Stock Option Plan been determined based on the estimated fair value at the grant dates for awards under SFAS No. 123, the Company's net income end earnings per share for the fiscal years ended June 30, 2002, 2001 and 2000 would have been reduced to the pro forma amounts listed below, (in thousands, except per share data):

                                                 2002        2001        2000
                                               -------     --------    -------
         NET INCOME

           As reported                         $82,256     $79,680     $90,570
           Pro forma                            81,017      78,517      86,630

         NET INCOME PER BASIC SHARE

           As reported                          $2.12       $2.02       $2.25
           Pro forma                             2.09        1.99        2.15

         NET INCOME PER DILUTED SHARE

           As reported                          $2.06       $1.98       $2.20
           Pro forma                             2.03        1.95        2.10


         The per share weighted average fair value of stock options granted during fiscal 2002, 2001 and 2000 was $16.06, $13.60, and $12.24, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: weighted average risk-free interest rates of 4.50%, 5.39%, and 6.22% for fiscal 2002, 2001 and 2000, respectively;
         dividend yield of 0.48%, 0.53%, and 0.61% for fiscal 2002, 2001 and 2000, respectively; expected volatility of 43.9%, 45.0%, and 45.9% in fiscal 2002, 2001 and 2000, respectively; and expected lives of five years for each.

 (11)    INCOME TAXES

         Total income taxes were allocated as follows (in thousands):


                                                 2002       2001        2000
                                               -------    --------    -------

         Income from operations               $ 49,988    $ 48,423   $ 56,200
         Stockholders' equity                   (1,021)       (624)    (2,179)
                                               -------     -------    -------
                                              $ 48,967    $ 47,799   $ 54,021
                                               =======     =======    =======

         The income taxes credited to stockholders' equity relate to the tax benefit arising from the exercise of employee stock options.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Income tax expense (benefit) attributable to income from operations consists of the following for the fiscal years ended June 30 (in thousands):

                                              2002         2001         2000
                                            --------     --------     --------
         Current:
            Federal                         $ 44,548     $ 46,513     $ 49,934
            State                              5,251        5,249        8,072
                                             -------      -------      -------
                  Total current               49,799       51,762       58,006
                                             -------      -------      -------
         Deferred:
            Federal                              180       (3,157)      (1,650)
            State                                  9         (182)        (156)
                                             -------      -------      -------
                  Total deferred                 189       (3,339)      (1,806)
                                             -------      -------      -------
         Income tax expense                 $ 49,988     $ 48,423     $ 56,200
                                             =======      =======      =======


         The following is a reconciliation of expected income taxes (computed by applying the Federal statutory rate to income before taxes) to actual income tax expense (in thousands):

                                              2002         2001         2000
                                            --------     --------     --------
         Computed "expected" income
            tax expense                     $ 46,285     $ 44,836     $ 51,370
         State income taxes, net of
            federal income tax benefit         3,126        3,162        5,247
         Goodwill amortization                   109          265          143
         Other, net                              468          160         (560)
                                             -------      -------      -------
         Actual income tax expense          $ 49,988     $ 48,423     $ 56,200
                                             =======      =======      =======


          The significant components of the deferred tax expense (benefit) are as follows (in thousands):

                                                 2002        2001        2000
                                               --------    --------    --------
         Deferred tax expense (benefit)        $ (1,268)   $ (4,795)   $ (3,309)
         Utilization of net operating
           loss carryforwards                     1,457       1,456       1,503
                                                -------     -------     -------

         Total deferred tax expense (benefit)  $    189    $ (3,339)   $ (1,806)
                                                =======     =======     =======


         The components of the net deferred tax liability as of June 30 are as follows (in thousands):

                                                           2002          2001
                                                         --------      --------
         Deferred tax assets:
           Accounts receivable                           $    923      $  1,194
           Inventories                                      4,407         3,154
           Other liabilities and reserves                  12,015        10,441
           Net operating loss carryforwards                 4,076         5,533
                                                          -------       -------
         Total deferred tax asset                          21,421        20,322
                                                          -------       -------

         Deferred tax liabilities:
           Property, plant and equipment                   23,192        24,202
           Intangible assets other than goodwill           13,354        13,327
           Non-deductible temporary differences
            arising as a result of Section 481a
            changes in accounting methods                   4,102         1,050
           Other                                              586         1,367
                                                          -------       -------
         Total deferred tax liability                      41,234        39,946
                                                          -------       -------
         Net deferred tax liability                      $ 19,813      $ 19,624
                                                          =======       =======

         The Company has tax operating loss carryforwards of approximately $10.7 million at June 30, 2002, of which $0.1 million expires in 2007 and $10.6 million expires in 2008. Pursuant to Section 382 of the Internal Revenue Code, the Company's utilization of the net operating loss carryforwards is subject to an annual limitation of approximately $3.9 million.

         Management believes that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12)     EMPLOYEE RETIREMENT PROGRAMS

         THE ETHAN ALLEN RETIREMENT SAVINGS PLAN

         The Ethan Allen Retirement Savings Plan (the "Plan") is a defined contribution plan which is offered to substantially all employees of the Company who have completed three consecutive months of service regardless of hours worked.

         Ethan Allen may, at its discretion, make a matching contribution to the 401(k) portion of the Plan on behalf of each participant, provided the contribution does not exceed the lesser of 50% of the participant's contribution or $1,000 per participant per Plan year. Total profit sharing and 401(k) company match expense was $5.1 million in 2002, $5.5 million in 2001, and $3.2 million in 2000.

         OTHER RETIREMENT PLANS AND BENEFITS

         Ethan Allen provides additional benefits to selected members of senior and middle management in the form of previously entered deferred compensation arrangements and a management cash bonus and other incentive program. The total cost of these benefits was $4.2 million, $5.0 million, and $4.4 million in 2002, 2001 and 2000, respectively.

(13)     LITIGATION

         The Company has been named as a potentially responsible party ("PRP") for the cleanup of three active sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company has resolved its liability at one of the sites by completing remedial action activities. With regard to the other two sites, the Company does not anticipate incurring significant cost as it believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the site. However, liability under CERCLA may be joint and several. Additionally, the Company has recently been notified by the State of New York that it may be a PRP in a separate, unrelated matter. As a result, the extent of any adverse effect on the Company's financial condition, results of operations, or cash flows with respect to this matter cannot be reasonably estimated at this time.

(14)     RELATED PARTY TRANSACTIONS

         On August 31, 2001, the Company acquired certain assets associated with the retail operations of 6 Ethan Allen Home Interiors stores in the Pittsburgh and Cleveland metropolitan areas from two entities owned and controlled by Mr. Edward Teplitz. The total purchase price for the assets was $10.1 million, net of the assumption of certain liabilities and subject to post-closing adjustments. Approximately $3.5 million of the purchase price was allocated to two real estate properties acquired in the transaction with the remaining $6.6 million allocated to other assets. The purchase price was determined by mutual negotiation, based upon the fair value of net assets acquired and supported, as appropriate, by independent third-party appraisals. Subsequent to the closing, Mr. Teplitz joined the Company as Vice President of Finance. In August 2002, Mr. Teplitz was named Chief Financial Officer of the Company.

(15)     SUBSEQUENT EVENT

         In July 2002, the Company increased its percentage ownership in the operations of 7 Ethan Allen retail stores (and 1 related service center) located throughout Canada by acquiring the remaining 75%
         interest in a transaction accounted for as a purchase business combination. The Company had previously held a 25% interest in the operations of these stores which it acquired in July 1997.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In September 2002, the Company acquired the assets of 6 Ethan Allen retail stores (and 1 related service center) located in the greater Chicago area. This transaction was accounted for as a purchase business combination.

(16)     SEGMENT INFORMATION

         The Company's reportable segments are strategic business areas that are managed separately and offer different products and services. The Company's operations are classified into two main segments: wholesale and retail.

         The wholesale segment is principally involved in the manufacture, sale and distribution of home furnishing products to a network of independently-owned and Ethan Allen-owned stores. Wholesale profitability includes the wholesale gross margin, which is earned on wholesale sales to all retail stores, including Ethan Allen-owned stores.

         The retail segment sells home furnishing products through a network of Ethan Allen-owned stores. Retail profitability includes the retail gross margin, which represents the difference between retail sales price and the cost of goods purchased from the wholesale segment.

         The Company evaluates performance of the respective segments based upon revenues and operating income. Inter-segment eliminations primarily comprise the wholesale sales and profit on the transfer of inventory between segments. Inter-segment eliminations also include items not allocated to reportable segments.

         During the third quarter of 2001, the Company re-evaluated its operating segments and as a result changed its segment reporting format from five segments (case goods, upholstery, home accessories, retail, and other) to two segments (wholesale and retail). This change reflects how management currently manages its operations, resulting in part, from the growth in the Company's retail business. The following table presents segment information for the fiscal years ended June 30, 2002, 2001, and 2000 (in thousands):

                                                  2002           2001          2000
                                                -------        -------       -------
         NET SALES:
         Wholesale segment                       $660,818      $705,651       $691,076
         Retail segment                           459,640       419,322        372,058
         Elimination of inter-company sales      (228,170)     (220,840)      (206,963)
                                                 --------       -------        -------
           Consolidated Total                    $892,288      $904,133       $856,171
                                                  =======       =======        =======

         OPERATING INCOME:
         Wholesale segment (1)                   $110,078      $100,503       $132,553
         Retail segment                            23,125        23,142         20,457
         Elimination (2)                           (3,303)        2,402         (5,429)
                                                  -------       -------        -------
           Consolidated Total                    $129,900      $126,047       $147,581
                                                  =======       =======        =======

         CAPITAL EXPENDITURES:
         Wholesale segment                       $ 13,601      $ 22,147       $ 22,393
         Retail segment                            17,477        16,369         19,672
         Acquisitions (3)                          42,403         9,722         12,631
                                                  -------       -------        -------
           Consolidated Total                    $ 73,481      $ 48,238       $ 54,696
                                                  =======       =======        =======

         TOTAL ASSETS:
         Wholesale segment                       $459,311      $453,650       $385,421
         Retail segment                           259,770       190,067        186,160
         Inventory profit elimination (4)         (30,326)      (24,599)       (28,010)
                                                  -------       -------        -------
           Consolidated Total                    $688,755      $619,118       $543,571
                                                  =======       =======        =======

         (1) Operating income for the wholesale segment includes pre-tax restructuring and impairment charges of $5.1 million and $6.9 million recorded in the fourth quarter of fiscal years 2002 and 2001, respectively.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (2) The adjustment reflects the change in the elimination entry for profit in ending inventory.

         (3) Acquisitions include the purchase of 20 retail stores in 2002, one retail store and the Dublin, Virginia manufacturing facility in 2001, and 8 retail stores in 2000.

         (4) Inventory profit elimination reflects the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when shipped to the retail customer.

         There are 30 independent retail stores located outside the United States. Approximately 2.0% of the Company's net sales are derived from sales to these retail stores.


(17)     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Tabulated below are certain data for each quarter of the fiscal years ended June 30, 2002, 2001, and 2000 (in thousands, except per share data):

                                                                       QUARTER ENDED
                                            -----------------------------------------------------------------------
                                            SEPTEMBER 30          DECEMBER 31          MARCH 31          JUNE 30
                                            ------------          -----------          --------          -------

              FISCAL 2002:
              ------------
              Net sales                         $206,725            $222,857           $227,917         $234,789
              Gross profit                        93,969             103,380            108,436          115,528
              Net income                          16,731              21,195             22,969           21,361
              Net income per basic
                share                               0.43                0.55               0.59             0.55
              Net income per diluted
                share                               0.42                0.53               0.58             0.54
              Dividend declared per
                common share                        0.04                0.04               0.04             0.06


              FISCAL 2001:
              ------------
              Net sales                         $211,231            $232,667           $233,791         $226,444
              Gross profit                        99,709             107,737            103,511          102,699
              Net income                          20,700              23,107             20,030           15,843
              Net income per basic
                share                               0.53                0.59               0.51             0.40
              Net income per diluted
                share                               0.52                0.58               0.50             0.39
              Dividend declared per
                common share                        0.04                0.04               0.04             0.04


              FISCAL 2000:
              ------------
              Net sales                         $189,592            $217,486           $220,300         $228,793
              Gross profit                        88,521             103,899            103,148          105,042
              Net income                          18,733              24,833             23,171           23,833
              Net income per basic
                share                               0.46                0.61               0.58             0.60
              Net income per diluted
                share                               0.45                0.59               0.57             0.59
              Dividend declared per
                common share                        0.04                0.04               0.04             0.04


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         No changes in, or disagreements with, accountants on accounting or financial disclosure occurred during fiscal years 2002, 2001 or 2000.

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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

I.       Listing of Documents

         (1) FINANCIAL STATEMENTS. The Company's Consolidated Financial Statements, included in Item 8 hereof, as required at June 30, 2002 and 2001, and for the years ended June 30, 2002, 2001 and 2000, consist of the following:

               Consolidated Balance Sheets

               Consolidated Statements of Operations

               Consolidated Statements of Cash Flows

               Consolidated Statements of Shareholders' Equity

               Notes to Consolidated Financial Statements


         (2) FINANCIAL STATEMENT SCHEDULE. Financial Statement Schedule of the Company appended hereto, as required for the years ended June 30, 2002, 2001 and 2000, consist of the following:

               Valuation and Qualifying Accounts

               The schedules listed in Reg. 210.5-04, except those listed above, have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3)   The  following  Exhibits are filed as part of this report on Form
               10-K:

               Exhibit
               NUMBER     EXHIBIT
               ------     ------------------------------------------------------

               *2(a) Agreement and Plan of Merger, dated May 20, 1989, among the Company, Green Mountain Acquisition Corporation ("Merger Sub"), INTERCO Incorporated, Interco Subsidiary, Inc. and Ethan Allen

               *2(b) Restructuring Agreement, dated March 1, 1991, among Green Mountain Holding Corporation, Ethan Allen, Chemical Bank, General Electric Capital Corporation, Smith Barney Inc. and the stockholder's name on the signature page thereof

               *2(c) Purchase and Sale Agreement, dated March 28, 1997, between the Company and Carriage House Interiors of Colorado, Inc.

               *3(a) Restated Certificate of Incorporation for Green Mountain Holding Corporation

               *3(b) Restatedand Amended By-Laws of Green Mountain Holding Corporation

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

               *3(e)-1 Certificate of Designation relating to the Series C Junior Participating Preferred Stock

               *3(f) Certificate of Incorporation of Ethan Allen Finance Corporation

               *3(g)      By-Laws of Ethan Allen Finance Corporation

               *3(h) Certificate of Incorporation of Ethan Allen Manufacturing Corporation

               *3(i)      By-Laws of Ethan Allen Manufacturing Corporation

               Exhibit
               NUMBER     EXHIBIT
               ------     ------------------------------------------------------


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

               *4(e) Management Warrant, issued by the Company to members of the Management of Ethan Allen

               *4(f) Form of Dealer Letter Agreement among Dealer Investors and the Company

               *4(g)      Form of Kathwari Warrant, dated June 28, 1989

               *4(j)      Form of Indenture relating to the Senior Notes

               *4(j)-1 First Supplemental Indenture, dated March 23, 1995, between Ethan Allen and the First National Bank of Boston for $75,000,000 8-3/4% Senior Notes due 2007

               *4(k) Credit Agreement among the Company, Ethan Allen and Bankers Trust Company

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

               *4(n) Amended and Restated Warrant Agreement, dated March 1, 1991, among Green Mountain Holding Corporation and First Trust National Association

               *4(o)      Exchange Notes Warrant Transfer Agreement

               *4(p) Warrant (Earned) to purchase shares of the Company's Common Stock dated March 24, 1993

               *4(q)      Warrant   (Earned-In)   to  purchase   shares  of  the
                          Company's Common Stock, dated March 23, 1993

               *4(r) Recapitalization Agreement among the Company, General Electric Capital Corporation, Smith Barney Inc., Chemical Fund Investments, Inc., Legend Capital Group, Inc., Legend Capital International Ltd., Castle Harlan, Inc., M. Farooq Kathwari, the Ethan Allen Retirement Program and other stockholders named on the signature pages thereto, dated March 24, 1993

               *4(s) Preferred Stock and Common Stock Subscription Agreement, dated March 24, 1993, among the Company, General Electric Capital Corporation, and Smith Barney Inc.

               *4(t) Security Agreement, dated March 10, 1995, between Ethan Allen Inc. and J. P. Morgan Chase & Co.

               *4(u) Rights Agreement, dated July 26, 1996, between the Company and Harris Trust and Savings Bank

               *4(v) Registration Rights Agreement, dated March 28, 1997, between the Company and Carriage House Interiors of Colorado, Inc.

               *4(w) Credit Agreement, dated August 24, 1999, by and among Ethan Allen Inc., Ethan Allen Interiors Inc., the J.
                          P. Morgan Chase & Co., Fleet Bank, N.A. and Wachovia Bank, N.A.

               Exhibit
               NUMBER     EXHIBIT
               ------     ------------------------------------------------------

               *10(b) Employment Agreement, dated June 29, 1989, among Mr. Kathwari, the Company and Ethan Allen

               *10(c) Employment Agreement, dated July 27, 1994, among Mr. Kathwari, the Company and Ethan Allen

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

               *10(f)     Form of Management Bonus Plan, dated October 30, 1991

               *10(g)     Ethan Allen Profit Sharing and 401(k) Retirement Plan

               *10(h) General Electric Capital Corporation Credit Card Program Agreement dated August 25, 1995

               *10(h)-1 First Amendment to Credit Card Program Agreement dated February 22, 2000

               *10(i) Employment Agreement, dated October 28, 1997, between Mr. Kathwari and Ethan Allen Interiors, Inc.

               *10(j) Sales Finance Agreement, dated June 25, 1999, between the Company and MBNA America Bank, N.A.

               *10(k) Amended and Restated Consumer Credit Card Program Agreement, dated February 22, 2000, by and among the Company and Monogram Credit Card Bank of Georgia

               *10(k)-2 Second Amendment to Amended and Restated Consumer Credit Card Program Agreement, dated February 1, 2002, by and among the Company and Monogram Credit Card Bank of Georgia

                10(l) Employment Agreement, dated August 1, 2002, between Mr. Kathwari and Ethan Allen Interiors, Inc.

                 *21      List of wholly-owned subsidiaries of the Company

                  23      Consent of KPMG LLP


                   * Incorporated by reference to the exhibits filed with: the Registration Statement on Form S-1 of the Company and Ethan Allen Inc. filed with the Security Exchange Commission (the "SEC") on March 16, 1993; the Registration Statement on Form S-3 of the Company filed with the SEC on May 21, 1997; the Annual Report on Form 10-K of the Company and Ethan Allen Inc. filed with the SEC on September 24, 1993; the Current Report on Form 8-K of the Company and Ethan Allen Inc. filed with the SEC on July 3, 1996; the Quarterly Report on Form 10-Q of the Company and Ethan Allen Inc. filed with the SEC on February 13, 1997; the Quarterly Report on Form 10-Q of the Company and Ethan Allen Inc. filed with the SEC on November 14, 1997; the Quarterly Report on Form 10-Q of the Company and Ethan Allen Inc. filed with the SEC on February 12, 1999; the Quarterly Report on Form 10-Q of the Company and Ethan Allen Inc. filed with the SEC on May 13, 1999; the Quarterly Report on Form 10-Q of the Company and Ethan Allen Inc. filed with the SEC on February 14, 2000; the Annual Report on Form 10-K of the Company and Ethan Allen Inc. filed with the SEC on September 13, 2000; the Quarterly Report on Form 10-Q of the Company and Ethan Allen Inc. filed with the SEC on May 13, 2002; and the Registration Statement on Form S-3 of the Company, Ethan Allen, Ethan Allen Manufacturing Corporation, Ethan Allen Finance Corporation and Andover Wood Products Inc. filed with the SEC on October 23, 1994 and all supplements thereto.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                     SCHEDULE II - VALUATION AND QUALIFYING
             ACCOUNTS AS OF AND FOR THE FISCAL YEARS ENDED JUNE 30,
                               2002, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)



                                                     BALANCE AT           ADDITIONS         ADJUSTMENTS         BALANCE AT
                                                      BEGINNING          CHARGED TO              AND/OR             END OF
                                                     OF PERIOD             INCOME            DEDUCTIONS        ADJUSTMENTS
Accounts Receivable
  Sales discounts, sales returns and
   allowance for doubtful accounts:
       June 30, 2002                                   $ 2,679              $ (660)           $     -             $ 2,019
       June 30, 2001                                   $ 2,751              $  (22)           $   (50)            $ 2,679
       June 30, 2000                                   $ 2,460              $  439            $  (148)            $ 2,751

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ETHAN ALLEN INTERIORS INC.
                                     (Registrant)


                                     By /S/ M. FAROOQ KATHWARI
                                       -----------------------------------------
                                        (M. Farooq Kathwari)
                                         Chairman, Chief Executive Officer
                                         and Director

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




         /S/ M. FAROOQ KATHWARI                   Chairman, Chief Executive
-----------------------------------------------------   Officer and Director
             (M. Farooq Kathwari)




         /S/ CLINTON A. CLARK                        Director
-----------------------------------------------------
             (Clinton A. Clark)




         /S/ KRISTIN GAMBLE                          Director
-----------------------------------------------------
            (Kristin Gamble)




         /S/ HORACE MCDONELL                         Director
-----------------------------------------------------
            (Horace McDonell)




         /S/ EDWARD H. MEYER                         Director
-----------------------------------------------------
            (Edward H. Meyer)




         /S/ WILLIAM W. SPRAGUE                       Director
------------------------------------------------------
            (William W. Sprague)




         /S/ FRANK G. WISNER                          Director
------------------------------------------------------
            (Frank G. Wisner)




         /S/ EDWARD D. TEPLITZ                    Chief Financial Officer
--------------------------------------------------
            (Edward D. Teplitz)

     CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AS REQUIRED BY SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



I, M. Farooq Kathwari, do hereby certify that:

(1) I have reviewed the June 30, 2002 annual report on Form 10-K filed by Ethan Allen Interiors Inc. (the "Company");

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this annual report.






         /S/   M. FAROOQ KATHWARI                   Chairman, Chief Executive
-----------------------------------------------------  Officer and Director
              (M. Farooq Kathwari)

    CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER AS REQUIRED BY SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



I, Edward D. Teplitz, do hereby certify that:

(1) I have reviewed the June 30, 2002 annual report on Form 10-K filed by Ethan Allen Interiors Inc. (the "Company");

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this annual report.






         /S/ EDWARD D. TEPLITZ                    Chief Financial Officer
--------------------------------------------------
            (Edward D. Teplitz)