Form 10-Q
period 2002-09-30
ETHAN ALLEN INTERIORS INC
filed 2002-11-12
CIK 896156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2002
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                                 [X] Yes  [ ] No


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

             As of September 30, 2002, there were 37,760,257 shares
                  of Common Stock, par value $.01 outstanding.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----
                         PART I - FINANCIAL INFORMATION

 1.  Consolidated Financial Statements as of September 30, 2002
       (unaudited) and June 30, 2002 and for the three months ended September 30, 2002 and 2001 (unaudited)

       Consolidated Balance Sheets                                             2

       Consolidated Statements of Operations                                   3

       Consolidated Statements of Cash Flows                                   4

       Consolidated Statements of Shareholders' Equity                         5

       Notes to Consolidated Financial Statements                              6

 2.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                              11

 3.  Quantitative and Qualitative Disclosures About Market Risk               17

 4.  Controls and Procedures                                                  17


                           PART II - OTHER INFORMATION

 1.  Legal Proceedings                                                        18

 2.  Changes in Securities and Use of Proceeds                                18

 3.  Defaults Upon Senior Securities                                          18

 4.  Submission of Matters to a Vote of Security Holders                      18

 5.  Other Information                                                        18

 6.  Exhibits and Reports on Form 8-K                                         18


     Signatures                                                               19

     Certification of Principal Executive Officer and Principal               20
       Financial Officer as Required by Section 302 of the
       Sarbanes-Oxley Act of 2002

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                              September 30,
                                                                                  2002          June 30,
                                                                               (unaudited)        2002
                                                                               -----------      --------
ASSETS
Current assets:
    Cash and cash equivalents                                                   $  65,260      $  75,688
    Accounts receivable, less allowance for doubtful
      accounts of $1,567 at September 30, 2002 and
      $2,019 at June 30, 2002                                                      28,972         32,845
    Inventories, net (note 3)                                                     177,907        174,147
    Prepaid expenses and other current assets                                      22,073         18,731
    Deferred income taxes                                                          16,576         17,345
                                                                                 --------       --------
        Total current assets                                                      310,788        318,756

Property, plant and equipment, net                                                300,778        293,626
Intangible assets, net (note 5)                                                    77,791         69,708
Other assets                                                                        4,752          6,665
                                                                                 --------       --------

    Total assets                                                                $ 694,109      $ 688,755
                                                                                 ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt and capital
      lease obligations                                                         $     206      $     107
    Customer deposits                                                              53,553         42,966
    Accounts payable                                                               37,002         38,027
    Accrued compensation and benefits                                              27,658         30,190
    Accrued expenses (note 4)                                                      17,838         17,838
                                                                                 --------       --------
        Total current liabilities                                                 136,257        129,128

Long-term debt                                                                     10,205          9,214
Other long-term liabilities                                                         2,535          2,066
Deferred income taxes                                                              38,301         37,158
                                                                                 --------       --------
    Total liabilities                                                             187,298        177,566

Shareholders' equity:
Class A common stock, par value $.01, 150,000,000 shares
    authorized; 45,276,067 shares issued at September 30,
    2002 and 45,252,880 shares issued at June 30, 2002                                453            453
Class B common stock, par value $.01, 600,000 shares
    authorized; no shares issued and outstanding at
    September 30, 2002 and June 30, 2002                                                -              -
Preferred stock, par value $.01, 1,055,000 shares
    authorized; no shares issued and outstanding at
    September 30, 2002 and June 30, 2002                                                -              -
Additional paid-in capital                                                        277,564        277,694
                                                                                 --------       --------
                                                                                  278,017        278,147
Less: Treasury stock (at cost), 7,515,810 shares at
    September 30, 2002 and 6,794,510 shares at June 30, 2002                     (183,809)      (161,428)

Retained earnings                                                                 412,286        394,470

Accumulated other comprehensive income (note 8)                                       317              -
                                                                                 --------       --------
    Total shareholders' equity                                                    506,811        511,189
                                                                                 --------       --------

    Total liabilities and shareholders' equity                                  $ 694,109      $ 688,755
                                                                                 ========       ========

See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)


                                                           Three Months
                                                        Ended September 30,
                                                         2002         2001
                                                       --------     --------

Net sales                                              $216,529     $206,725
Cost of sales                                           109,814      112,756
                                                        -------      -------
    Gross profit                                        106,715       93,969

Operating expenses:
  Selling                                                42,890       38,838
  General and administrative                             31,982       28,596
                                                        -------      -------
       Total operating expenses                          74,872       67,434
                                                        -------      -------

    Operating income                                     31,843       26,535

Interest and other miscellaneous income, net                616          512

Interest and other related financing costs                  173          149
                                                        -------      -------

    Income before income taxes                           32,286       26,898

Income tax expense                                       12,204       10,167
                                                        -------      -------

    Net income                                         $ 20,082     $ 16,731
                                                        =======      =======



PER SHARE DATA (NOTE 7):

Basic earnings per common share:

    Net income per basic share                         $   0.53     $   0.43
                                                        =======      =======

    Basic weighted average common shares                 37,986       39,214


Diluted earnings per common share:

    Net income per diluted share                       $   0.52     $   0.42
                                                        =======      =======

    Diluted weighted average common shares               38,915       40,271


See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                                             Three Months
                                                          Ended September 30,
                                                          2002           2001
                                                        --------       --------

Operating activities:
     Net income                                         $ 20,082       $ 16,731
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                     5,033          4,679
         Compensation expense related to restricted
          stock award                                       (430)          (404)
         Provision for deferred income taxes               1,912          1,859
         Other non-cash expense (income)                    (426)            34
         Change in assets and liabilities, net of the
          effects of acquired and divested businesses:
               Accounts receivable                         3,354            580
               Inventories                                 5,125          7,731
               Prepaid and other current assets           (2,383)        (1,505)
               Other assets                                  668            633
               Customer deposits                           6,746          4,425
               Accounts payable                           (5,251)        (6,329)
               Income taxes payable                        9,426          6,442
               Accrued expenses                           (2,489)        (3,896)
               Other liabilities                             (57)          (438)
                                                         -------        -------

Net cash provided by operating activities                 41,310         30,542
                                                         -------       --------

Investing activities:
     Proceeds from the disposal of property, plant
       and equipment                                       2,367              3
     Capital expenditures                                 (9,309)        (8,131)
     Acquisitions                                         (9,930)       (10,366)
     Other                                                   147             62
                                                         -------        -------

Net cash used in investing activities                    (16,725)       (18,432)
                                                         -------        -------

Financing activities:
     Borrowings on revolving credit facility                   -              -
     Payments on revolving credit facility                     -              -
     Other payments on long-term debt and capital
      leases                                              (3,345)           (32)
     Net proceeds from issuance of common stock              219            232
     Dividends paid                                       (2,309)        (1,571)
     Payments to acquire treasury stock                  (29,578)       (20,557)
                                                         -------        -------

Net cash used in financing activities                    (35,013)       (21,928)
                                                         -------        -------

Net decrease in cash and cash equivalents                (10,428)        (9,818)

Cash and cash equivalents - beginning of period           75,688         48,112
                                                         -------        -------

Cash and cash equivalents - end of period               $ 65,260       $ 38,294
                                                         =======        =======


See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      THREE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                       Accumulated
                                                         Additional                          Other
                                               Common       Paid-in      Treasury    Comprehensive      Retained
                                                Stock       Capital         Stock           Income      Earnings         Total
                                                -----       -------         -----           ------      --------         -----


Balance at June 30, 2002                        $ 453      $277,694     $(161,428)         $    -       $394,470      $511,189

Issuance of 23,187 shares of common
   stock upon the exercise of stock
   options                                          -          (211)            -               -              -          (211)

Purchase of 721,300 shares of
   treasury stock                                   -             -       (22,381)              -              -       (22,381)

Tax benefit associated with exercise
   of employee stock options                        -            81             -               -              -            81

Dividends declared on common stock                  -             -             -               -         (2,266)       (2,266)

Other comprehensive income (note 8)                 -             -             -             317              -           317
Net income                                          -             -             -               -         20,082        20,082
                                                                                                                        ------
   Total comprehensive income                                                                                           20,399
                                                 ----       -------      --------           -----        -------       -------

Balance at September 30, 2002                   $ 453      $277,564     $(183,809)         $  317       $412,286      $506,811
                                                 ====       =======      ========           =====        =======       =======


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


(2)   INTERIM FINANCIAL PRESENTATION

      All intercompany accounts and transactions have been eliminated in the consolidated financial statements. In the opinion of the Company, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been included in the financial statements. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of results for the fiscal year. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

      Certain reclassifications have been made to prior year financial information in order to conform to the current year's presentation. These changes were made for disclosure purposes only and did not have an impact on previously reported results of operations or shareholders' equity.


(3)   INVENTORIES

      Inventories at September 30, 2002 and June 30, 2002 are summarized as follows (in thousands):

                                           September 30,        June 30,
                                               2002               2002
                                           ------------         ---------

           Finished goods                    $128,625           $123,906
           Work in process                     14,646             15,418
           Raw materials                       34,636             34,823
                                              -------            -------
                                             $177,907           $174,147
                                              =======            =======


(4)   RESTRUCTURING AND IMPAIRMENT CHARGE

      During each of the last two fiscal years, the Company developed and executed plans to consolidate its manufacturing operations as part of an overall strategy to maximize production efficiencies and maintain its competitive advantage. In the fourth quarter of fiscal 2002, the Company initiated a plan which involved the closure of one of its manufacturing facilities as well as the rough mill operation of a separate facility. Closure of these facilities resulted in the elimination of approximately 220 employees; 150 employees effective June 29, 2002, and 70 employees terminated during the first quarter of fiscal 2003. A pre-tax restructuring and impairment charge of $5.1 million was recorded for costs associated with these plant closings, of which $2.0 million principally relates to employee severance and benefits costs and plant exit costs, and $3.1 million relates to a fixed asset impairment charge, primarily for properties and machinery and equipment of the closed facilities.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (unaudited)


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

      As of September 30, 2002, remaining restructuring reserves totaling $0.3 million were included in the Consolidated Balance Sheet as an accrued expense in current liabilities. In addition, total impairment charges of $6.7 million ($3.1 million and $3.6 million in 2002 and 2001, respectively) were recorded to reduce certain property, plant and equipment to net realizable value.

      Activity in the Company's restructuring reserves is summarized as follows (in thousands):

      FISCAL 2002 RESTRUCTURING
                                             Original            Cash           Non-cash
                                              Charges          Payments         Utilized           Total
                                             --------          --------         --------           -----

      Employee severance and other
       related payroll and benefit
       costs                                  $ 1,847          $(1,750)          $     -          $    97
      Plant exit costs and other                  171              (24)                -              147
      Write-down of long-lived assets           3,105                -            (3,105)               -
                                               ------           ------            ------           ------
      Balance as of September 30, 2002        $ 5,123          $(1,774)          $(3,105)         $   244
                                               ======           ======            ======           ======

      FISCAL 2001 RESTRUCTURING
                                             Original            Cash           Non-cash
                                              Charges          Payments         Utilized           Total
                                             --------          --------         --------           -----
      Employee severance and other
       related payroll and benefit
       costs                                  $ 2,974          $(2,916)          $   (58)         $     -
      Plant exit costs and other                  332             (258)              (34)              40
      Write-down of long-lived assets           3,600                -            (3,600)               -
                                               ------           ------            ------           ------

      Balance as of September 30, 2002        $ 6,906          $(3,174)          $(3,692)         $    40
                                               ======           ======            ======           ======


(5)  BUSINESS ACQUISITIONS

      During the quarter, the Company acquired thirteen Ethan Allen retail stores for total consideration of approximately $10.5 million. As a result of these acquisitions, the Company (i) recorded additional inventory of $8.9 million and other assets of $5.5 million, and (ii) assumed customer deposits of $3.9 million, third-party debt of $4.4 million and other liabilities of $3.6 million. As of September 30, 2002, $3.3 million of the third-party debt had been fully repaid by the Company. Goodwill associated with these acquisitions totaled $8.0 million and represents the premium paid to the sellers related to the acquired book of business, including outstanding order backlog of approximately $9.0 million, and other fair value adjustments to the assets acquired and liabilities assumed.

      As of September 30, 2002, the Company had goodwill, including product technology, (net of accumulated amortization) of $58.0 million and other identifiable intangible assets (net of accumulated amortization) of $19.7 million. Comparable balances as of June 30, 2002 were $50.0 million and $19.7 million, respectively.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (unaudited)


      Goodwill in the wholesale and retail segments was $27.5 million and $30.5 million, respectively, at September 30, 2002 and $27.5 million and $22.5 million, respectively, at June 30, 2002. The wholesale segment, at both dates, includes additional intangible assets of $19.7 million. These assets consist of Ethan Allen trade names which, prior to the Company's adoption of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, on July 1, 2001, were being amortized over 40 years. In connection with the adoption of Statement 142, the Company reassessed the useful lives of goodwill and other intangible assets and both were determined to have indefinite useful lives. As such, amortization ceased on that date. No impairment losses were recorded on these intangible assets due to the adoption of Statement 142.


(6)   CONTINGENCIES

      The Company has been named as a potentially responsible party ("PRP") for the cleanup of three active sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company has resolved its liability at one of the sites by completing remedial action activities. With regard to the other two sites, the Company does not anticipate incurring significant cost as it believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the sites. However, liability under CERCLA may be joint and several. Additionally, the Company has recently been notified by the State of New York that it may be a PRP in a separate, unrelated matter. As a result, the extent of any adverse effect on the Company's financial condition, results of operations, or cash flows with respect to this matter cannot be reasonably estimated at this time.


(7)   EARNINGS PER SHARE

      Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

                                                             Three Months Ended
                                                                September 30,
                                                              2002        2001
                                                             ------      ------
              Weighted average common shares outstanding
                for basic calculation                        37,986      39,214

              Add: Dilutive effect of stock options and
                warrants                                        929       1,057
                                                             ------      ------

              Weighted average common shares outstanding,
                adjusted for diluted calculation             38,915      40,271
                                                             ======      ======

      As of September 30, 2002 and 2001, stock options to purchase 88,825 shares and 19,000 shares of common stock, respectively, had exercise prices which exceeded the average market price for the corresponding period. These options have been excluded from the respective diluted earnings per share calculation as their impact is anti-dilutive.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (unaudited)


(8)   COMPREHENSIVE INCOME

      Total comprehensive income represents the sum of net income and items of "other comprehensive income or loss" that are reported directly in equity. Such items may include foreign currency translation adjustments, minimum pension liability adjustments, fair value adjustments on certain derivative instruments, and unrealized gains and losses on certain investments in debt and equity securities. The Company has reported its total comprehensive income in the Consolidated Statement of Shareholders' Equity.

      The Company's other comprehensive income, which is attributable solely to foreign currency translation adjustments, was $317 for the three-month period ended September 30, 2002. This amount, as well as the Company's accumulated other comprehensive income included in equity, are the result of changes in foreign currency exchange rates related to the operations of 7 Ethan Allen-owned retail stores located in Canada. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.


(9)   RELATED PARTY TRANSACTION

      On August 31, 2001, the Company acquired certain assets associated with the retail operations of 6 Ethan Allen stores from two entities owned and controlled by Mr. Edward Teplitz. The total purchase price for the assets was $10.1 million, net of the assumption of certain liabilities and subject to post-closing adjustments. Approximately $3.5 million of the purchase price was allocated to two real estate properties acquired in the transaction with the remaining $6.6 million allocated to other assets. The purchase price was determined by mutual negotiation, based upon the fair value of net assets acquired and supported, as appropriate, by independent third-party appraisals. Subsequent to the closing, Mr. Teplitz joined the Company as Vice President of Finance. In August 2002, Mr. Teplitz was named Chief Financial Officer of the Company.


(10)  SEGMENT INFORMATION

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

      The Company evaluates performance of the respective segments based upon revenues and operating income. Inter-segment eliminations primarily consist of the wholesale sales and profit on the transfer of inventory between segments. Inter-segment eliminations also include items not allocated to reportable segments.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (unaudited)


      The following table presents segment information for the three months ended September 30, 2002 and 2001 (in thousands):

                                                            Three Months Ended
                                                               September 30,
                                                            2002          2001
                                                          --------     ---------
         NET SALES:
         Wholesale segment                                $157,846     $154,884
         Retail segment                                    120,479       98,840
         Elimination of inter-company sales                (61,796)     (46,999)
                                                           -------      -------
           Consolidated Total                             $216,529     $206,725
                                                           =======      =======

         OPERATING INCOME:
         Wholesale segment                                $ 28,877     $ 23,264
         Retail segment                                      3,047        3,002
         Elimination (1)                                       (81)         269
                                                           -------      -------
           Consolidated Total                             $ 31,843     $ 26,535
                                                           =======      =======

         CAPITAL EXPENDITURES:
         Wholesale segment                                $  3,963     $  4,254
         Retail segment                                      5,346        3,877
         Acquisitions (2)                                    9,930       10,366
                                                           -------      -------
            Consolidated Total                            $ 19,239     $ 18,497
                                                           =======      =======


                                                        September 30,  June 30,
                                                             2002        2002
                                                          ---------    ---------
         TOTAL ASSETS:
         Wholesale segment                                $438,161     $459,311
         Retail segment                                    287,131      259,770
         Inventory profit elimination (3)                  (31,183)     (30,326)
                                                           -------      -------
            Consolidated Total                            $694,109     $688,755
                                                           =======      =======

         (1) The adjustment reflects the change in the elimination entry for profit in ending inventory.

         (2) Acquisitions include the purchase of (i) 13 retail stores during the three months ended September 30, 2002 and (ii) 10 retail stores during the three months ended September 30, 2001.

         (3) Inventory profit elimination reflects the embedded wholesale profit in the Ethan Allen-owned store inventory that has not been realized. These profits will be recorded when shipped to the retail customer.

      At September 30, 2002, there are 29 Ethan Allen retail stores located outside the United States, of which 22 are independently-owned. Approximately 2% of the Company's net sales for the three months ended September 30, 2002 and 2001 were derived from sales to non-domestic, independently-owned retail stores.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions set forth in this form 10-Q should be read in conjunction with the financial information included herein and the Company's Annual Report on Form 10-K for the year ended June 30, 2002. Management's discussion and analysis of financial condition and results of operations and other sections of this quarterly report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risk and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, conditions in the various geographical markets where the Company does business, technology developments affecting the Company's products and to those matters discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

CRITICAL ACCOUNTING POLICIES

         The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which require that certain estimates and assumptions be made that affect the amounts and disclosures reported in the those financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in valuing these estimates and may, as warranted, solicit external advice. Estimates are based on current facts and circumstances, prior experience and other assumptions believed to be reasonable. The following critical accounting policies, some of which are impacted significantly by judgments, assumptions and estimates, affect the Company's consolidated financial statements.

         RETAIL STORE ACQUISITIONS - The Company accounts for the acquisition of retail stores and related assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS, which requires application of the purchase method for all business combinations initiated after June 30, 2001. Accounting for these transactions as purchase business combinations requires the allocation of purchase price paid to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. The amount paid in excess of the fair value of net assets acquired is accounted for as goodwill.

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

         In accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which was adopted by the Company on July 1, 2001, goodwill and other intangible assets are to be evaluated for impairment at the reporting unit level on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. A discounted cash flow model is used to estimate the fair value of a reporting unit. This model requires the use of long-term planning forecasts and assumptions regarding industry-specific economic conditions that are outside the control of the Company.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


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

RESULTS OF OPERATIONS:

         The Company's revenues are comprised of wholesale sales to dealer-owned and Ethan Allen-owned retail stores and retail sales of Ethan Allen-owned stores. See Note 10 to the Company's Consolidated Financial Statements for the three months ended September 30, 2002 and 2001. The components of consolidated revenues and operating income are as follows (in millions):

                                                           Three Months Ended
                                                             September 30,
                                                         2002            2001
                                                        ------          ------
           REVENUE:
           Wholesale segment                            $157.8          $154.9
           Retail segment                                120.5            98.8
           Elimination of inter-segment sales            (61.8)          (47.0)
                                                         -----           -----
             Consolidated Revenue                       $216.5          $206.7
                                                         =====           =====

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


                                                           Three Months Ended
                                                             September 30,
                                                         2002            2001
                                                        ------          ------

           OPERATING INCOME:
           Wholesale segment                            $ 28.9          $ 23.2
           Retail segment                                  3.0             3.0
           Eliminations                                   (0.1)            0.3
                                                         -----           -----
             Consolidated Operating Income              $ 31.8          $ 26.5
                                                         =====           =====



THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

         Consolidated revenue for the three months ended September 30, 2002 increased by $9.8 million, or 4.7%, to $216.5 million from $206.7 million for the three months ended September 30, 2001. Net sales have increased due to the continued expansion of the Company's retail segment offset slightly by delays experienced related to certain off-shore sourced product lines and a relative softness in consumer spending caused by a sluggish economy. Subsequent to the end of the quarter, the Company announced that it would be selectively reducing prices by up to 20% on certain items within four collections: British Classics; Country French; Horizons by Ethan Allen; and Country Crossings. The objectives of the price reductions are to increase sales volume within some of the more popular collections while continuing to expand the Company's consumer reach. As the reduced prices just recently became effective, the impact on future revenues and earnings cannot be reasonably estimated at this time. However, it is not anticipated that such price reductions will have a material adverse effect on the Company's consolidated operations.

         Total wholesale revenue for the first quarter of fiscal year 2003 increased by $2.9 million, or 1.9%, to $157.8 million from $154.9 million in the first quarter of fiscal year 2002. The wholesale segment continues to be challenged by the state of the U.S. economy and was further adversely affected during the quarter by the inability to service backlog associated with certain imported product lines as a result of higher-than-anticipated sales volume and the closure of selected West Coast ports.

         Total retail revenue from Ethan Allen-owned stores for the three months ended September 30, 2002 increased by $21.7 million, or 21.9%, to $120.5 million from $98.8 million for the three months ended September 30, 2001. The increase in retail sales by Ethan Allen-owned stores was attributable to an increase in sales generated by newly opened or acquired stores of $28.5 million, partially offset by a decrease in comparable store delivered sales of $3.3 million, or 3.6%, and a decrease resulting from sold and closed stores, which generated $3.5 million fewer sales in fiscal year 2003 as compared to fiscal year 2002. The number of Ethan Allen-owned stores increased to 116 as of September 30, 2002 as compared to 93 as of September 30, 2001. During that twelve month period, the Company acquired 23 stores from independent dealers, sold 1 to an independent dealer, relocated 2 stores, and opened 1 new store. Of the 10 stores acquired during the quarter ended September 30, 2001, 6 stores were purchased from Mr. Edward D. Teplitz, who subsequently joined the Company as Vice President of Finance (see Part II, Item 5 of the Form 10-Q filed on November 15, 2001). In August 2002, Mr. Teplitz was named Chief Financial Officer of the Company.

         Comparable stores are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened stores. Stores acquired from dealers by Ethan Allen are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.


         Total booked orders, which include wholesale orders and written business of Ethan Allen-owned retail stores, increased from the prior year quarter by 9.9%, reflecting the continued expansion of the Company's retail segment and the success of recent off-shore sourced product introductions, partially offset by the effects of a relative softness in consumer spending. Comparing the current quarter to the prior year

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


quarter, wholesale orders increased 3.6% while Ethan Allen-owned store orders increased 32.7%. Comparable store written business increased 4.8% over that same period.

         Gross profit increased during the quarter to $106.7 million from $94.0 million in the first quarter of the prior year. The $12.7 million, or 13.6%, increase in gross profit was primarily attributable to (i) a higher proportionate share of retail sales to total sales (56% in the current quarter compared to 48% in the prior year quarter), (ii) lower manufacturing costs resulting from efficiencies gained as a result of plant closures implemented in fiscal 2001 and fiscal 2002, and (iii) the Company's continued focus on quality and cost savings within all facets of its operations. Consolidated gross margin increased to 49.3% in the first quarter of fiscal year 2003 from 45.5% in the prior year first quarter. The gross margin was positively impacted as a result of the factors identified previously.

         During the quarter, it was determined that certain stock unit awards previously expensed by the Company would not be issued to Mr. Farooq Kathwari, Chairman and Chief Executive Officer. The granting and vesting of such stock unit awards was governed by the provisions of Mr. Kathwari's 1997 Employment Agreement (the "1997 Agreement") which provided for an initial five-year term of employment through June 30, 2002 and the option of two additional one-year extensions. The Company and Mr. Kathwari entered into a new employment agreement effective July 1, 2002 (the "New Agreement"). Despite Mr. Kathwari's continued employment subsequent to June 30, 2002, the Company determined that certain stock unit awards contemplated under the performance provisions of the 1997 Agreement would not be granted as a result of Mr. Kathwari's performance being governed, effective July 1, 2002, by the terms of the New Agreement. As such, the related stock units were canceled and $0.5 million ($0.3 million, after-tax) of previously recognized compensation expense was reversed.

         Operating expenses increased $7.4 million, or 11.0%, to $74.8 million, or 34.6% of net sales, in the current year quarter from $67.4 million, or 32.6% of net sales, in the prior year quarter. This increase is primarily attributable to further expansion of the retail segment and the higher proportionate share of retail sales to total sales in the current quarter as compared to the prior year quarter. The addition of 23 net new Ethan Allen-owned stores since September 2001 has resulted in higher costs associated with warehousing and delivery, occupancy, advertising, healthcare and design consultant salaries. These increases were partially offset by a decrease in distribution costs resulting from a decline in the volume of wholesale shipments.

         Operating income for the three months ended September 30, 2002 was $31.8 million, or 14.7% of net sales, compared to $26.5 million, or 12.8% of net sales, for the three months ended September 30, 2001. This represents an increase of $5.3 million, or 20.0%, which is primarily attributable to a higher gross margin and lower wholesale distribution costs, both of which were noted above, partially offset by increased operating expenses resulting from the continued expansion of the retail segment.

         Total wholesale operating income for the first quarter of fiscal year 2003 was $28.9 million, or 18.3% of net sales, compared to $23.3 million, or 15.0% of net sales, in the first quarter of fiscal year 2002. The increase of $5.6 million, or 24.1%, is primarily attributable to (i) lower manufacturing costs resulting from efficiencies gained as a result of plant closures implemented in fiscal 2001 and fiscal 2002, (ii) lower distribution costs, and
(iii) the Company's continued focus on quality and cost savings, partially offset by lower wholesale sales volume.

         Operating income for the retail segment during the current quarter remained unchanged from the prior year quarter at $3.0 million. Operating income as a percentage of net sales, however, decreased to 2.5% for the three months ended September 30, 2002 from 3.0% for the three months ended September 30, 2001. The level of retail operating income generated by Ethan Allen-owned stores is primarily attributable to a 3.6% decline in comparable store sales and higher operating expenses related to the addition of 23 net new stores since September 2001, partially offset by increased sales volume associated with new stores.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


         Interest and other miscellaneous income for the current quarter was $0.6 million, an increase of $0.1 million from the prior year quarter. The increase is due, primarily, to additional income recognized in connection with the sale of real estate, partially offset by a decrease in interest income associated with the Company's investment portfolio as a result of a decline in interest rates during that same period.

         Income tax expense was $12.2 million for the quarter ended September 30, 2002 as compared to $10.2 million for the comparable quarter in the prior year. The Company's effective tax rate was 37.8% in both periods.

         For the three months ended September 30, 2002, the Company recorded net income of $20.1 million, an increase of $3.4 million, or 20.0%, from $16.7 million recorded for the three months ended September 30, 2001. Earnings per diluted share were $0.52 for the current quarter representing an increase of $0.10, or 23.8%, from $0.42 per diluted share in the prior year quarter.

FINANCIAL CONDITION AND LIQUIDITY

         The Company's principal sources of liquidity are cash flow from operations and borrowing capacity under a revolving credit facility. Net cash provided by operating activities totaled $41.3 million for the quarter ended September 30, 2002, compared to $30.5 million for the quarter ended September 30, 2001. The quarter-over-quarter increase of $10.8 million in net cash provided by operating activities was principally the result of an increase in net income, a greater decline in accounts receivable and increases in customer deposits and income taxes payable. In addition, there were other less significant changes within selected working capital balances as compared to the prior year quarter. The decrease in accounts receivable is primarily attributable to a further decline in the number of dealer-owned retail stores. The increase in customer deposits is a result of additional retail store acquisitions completed during the last twelve months and written sales in excess of delivered sales for the period.

         During the current quarter, net cash used in investing activities decreased $1.7 million to $16.7 million from $18.4 million in the prior year quarter. Of that amount, $9.9 million was used to finance acquisitions during the quarter compared to $10.4 million in the prior year. During the three months ended September 30, 2002, capital spending, exclusive of acquisitions, totaled $9.3 million as compared to $8.1 million for the three months ended September 30, 2001. The current level of capital spending is principally attributable to
(i) new store development and renovation and (ii) technology improvements. Capital expenditures for fiscal year 2003, exclusive of acquisitions, are anticipated to be approximately $35.0 million. In addition, the Company expects to incur expenditures for retail and other acquisitions totaling $35.0 million during fiscal year 2003. The Company anticipates that cash from operations will be sufficient to fund such capital expenditures and acquisitions.

         Net cash used in financing activities totaled $35.0 million in the current quarter as compared to $21.9 million in the prior year quarter, an increase of $13.1 million. The increase in net cash used in financing activities is primarily the result of an increase in payments related to the acquisition of treasury stock and the repayment of debt. Total debt outstanding at September 30, 2002 was $10.4 million. At September 30, 2002, there were no revolving loans outstanding and $20.0 million of trade and standby letters of credit outstanding under the Company's credit facility. The Company had $105.0 million available under its revolving credit facility at September 30, 2002.

         The Company has been authorized by its Board of Directors to repurchase its common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. The Company also retires shares of unvested restricted stock and, prior to June 30, 2002, repurchased shares of common stock from terminated or retiring employee's accounts in the Ethan Allen Retirement

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


Savings Plan. All of the Company's common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders' equity. During the first quarter of fiscal year 2003 and 2002, the Company repurchased the following shares of its common stock:

                                                        Three Months Ended
                                                          September 30,
                                                      2002              2001
                                                  ---------        -----------


         Common shares repurchased                  721,300            727,680
         Cost to repurchase common shares       $22,381,598        $20,556,471
         Average price per share                     $31.03             $28.25


         The Company funded its common stock repurchases through available cash and cash from operations. As of September 30, 2002, the Company had a remaining Board authorization to purchase approximately 1.0 million shares.

         As of September 30, 2002, aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $0.1 million, $0.7 million, $4.7 million, $0.2 million and $0.1 million, respectively. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements over the next twelve months. As of September 30, 2002, the Company had working capital of $174.5 million and a current ratio of 2.28 to 1.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of September 30, 2002, the Company was essentially debt-free. Cash and short-term investments totaled $65.3 million and there were no revolving loans outstanding under the Company's credit facility. Current debt as of September 30, 2002 was $0.2 million and total long-term debt outstanding was $10.2 million.

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

         Currently, the Company does not enter into financial instrument transactions for trading or other speculative purposes or to manage foreign currency exchange, commodity price or interest rate exposure.


ITEM 4. CONTROLS AND PROCEDURES

         Ethan Allen management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"). Based on such evaluation, the CEO and CFO have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company (including its consolidated subsidiaries), which is required to be included in the Company's periodic filings under the Exchange Act, has been made known to them in a timely fashion.

         There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses, subsequent to the Evaluation Date.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There has been no change to matters discussed in Part I, Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 30, 2002.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits
               Exhibit 10(k)-3; Third Amendment to Amended and Restated Consumer Credit Card Program Agreement dated July 26, 2002, by and among the Company and Monogram Credit Card Bank of Georgia.

         (b)   Reports on Form 8-K
               On September 30, 2002, the Company filed its annual report on Form 10-K for the year ended June 30, 2002 with the Securities and Exchange Commission. Accompanying such report was a certification, filed on Form 8-K, of the Company's Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and attached thereto as Exhibit 99.1.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ETHAN ALLEN INTERIORS INC.
                                  (Registrant)



DATE:  November 12, 2002          BY:  /s/  M. Farooq Kathwari
                                     ---------------------------------
                                     M. Farooq Kathwari
                                     Chairman of the Board, President
                                     and Chief Executive Officer
                                     (Principal Executive Officer)



DATE:  November 12, 2002          BY:  /s/  Edward D. Teplitz
                                     ---------------------------------
                                     Edward D. Teplitz
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

     CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AS REQUIRED BY SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, M. Farooq Kathwari, do hereby certify that:

(1) I have reviewed the September 30, 2002 quarterly report on Form 10-Q filed by Ethan Allen Interiors Inc. (the "Company");

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4) I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

                  (i) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (ii) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (iii) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) I and the other certifying officers have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Board of Directors (or persons fulfilling the equivalent function):

                  (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6) I and the other certifying officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





         /s/  M. Farooq Kathwari                       Chairman, Chief Executive
-------------------------------------------            Officer and Director
         (M. Farooq Kathwari)

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

     CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER AS REQUIRED BY SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Edward D. Teplitz, do hereby certify that:

(1) I have reviewed the September 30, 2002 quarterly report on Form 10-Q filed by Ethan Allen Interiors Inc. (the "Company");

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4) I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

                  (i) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (ii) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (iii) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) I and the other certifying officers have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Board of Directors (or persons fulfilling the equivalent function):

                  (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6) I and the other certifying officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





     /s/ Edward D. Teplitz                              Chief Financial Officer
-----------------------------------------
      (Edward D. Teplitz)