Form 10-Q
period 2002-12-31
ETHAN ALLEN INTERIORS INC
filed 2003-02-12
CIK 896156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended           DECEMBER 31, 2002
                               -------------------------------------------------

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

              As of December 31, 2002, there were 37,773,539 shares
                  of Common Stock, par value $.01 outstanding.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

    ITEM                                                                    PAGE

                         PART I - FINANCIAL INFORMATION

     1. Consolidated Financial Statements as of December 31, 2002 (unaudited) and June 30, 2002 and for the three and six months ended December 31, 2002 and 2001 (unaudited)

            Consolidated Balance Sheets                                        2

            Consolidated Statements of Operations                              3

            Consolidated Statements of Cash Flows                              4

            Consolidated Statements of Shareholders' Equity                    5

            Notes to Consolidated Financial Statements                         6

     2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       12

     3.     Quantitative and Qualitative Disclosures About Market Risk        21

     4.     Controls and Procedures                                           21


                           PART II - OTHER INFORMATION

     1.     Legal Proceedings                                                 22

     2.     Changes in Securities and Use of Proceeds                         22

     3.     Defaults Upon Senior Securities                                   22

     4.     Submission of Matters to a Vote of Security Holders               22

     5.     Other Information                                                 22

     6.     Exhibits and Reports on Form 8-K                                  22


            Signatures                                                        23

            Certification of Principal Executive Officer and Principal        24
              Financial Officer as Required by Section 302 of the
              Sarbanes-Oxley Act of 2002

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                   December 31,
                                                                                       2002                 June 30,
                                                                                   (unaudited)                2002
                                                                                   ------------             ---------

ASSETS
Current assets:
    Cash and cash equivalents                                                       $  69,557               $  75,688
    Accounts receivable, less allowance for doubtful
      accounts of $1,535 at December 31, 2002 and
      $2,019 at June 30, 2002                                                          21,859                  32,845
    Inventories, net (note 3)                                                         179,842                 174,147
    Prepaid expenses and other current assets                                          22,259                  18,731
    Deferred income taxes                                                              18,304                  17,345
                                                                                    ---------               ---------
         Total current assets                                                         311,821                 318,756

Property, plant and equipment, net                                                    302,925                 293,626
Intangible assets, net (note 5)                                                        78,354                  69,708
Other assets                                                                            5,788                   6,665
                                                                                    ---------               ---------

      Total assets                                                                  $ 698,888               $ 688,755
                                                                                    =========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt and capital
      lease obligations                                                             $     193               $     107
    Customer deposits                                                                  47,372                  42,966
    Accounts payable                                                                   27,476                  38,027
    Accrued compensation and benefits                                                  28,479                  30,190
    Accrued expenses (note 4)                                                          16,020                  17,838
                                                                                    ---------               ---------
         Total current liabilities                                                    119,540                 129,128

Long-term debt                                                                         10,126                   9,214
Other long-term liabilities                                                             2,442                   2,066
Deferred income taxes                                                                  38,783                  37,158
                                                                                    ---------               ---------
      Total liabilities                                                               170,891                 177,566

Shareholders' equity:
Class A common stock, par value $.01, 150,000,000 shares
    authorized; 45,289,349 shares issued at December 31,
    2002 and 45,252,880 shares issued at June 30, 2002                                    453                     453
Class B common stock, par value $.01, 600,000 shares
    authorized; no shares issued and outstanding at
    December 31, 2002 and June 30, 2002                                                    --                      --
Preferred stock, par value $.01, 1,055,000 shares
    authorized; no shares issued and outstanding at
    December 31, 2002 and June 30, 2002                                                    --                      --
Additional paid-in capital                                                            277,924                 277,694
                                                                                    ---------               ---------
                                                                                      278,377                 278,147
Less: Treasury stock (at cost), 7,515,810 shares at
    December 31, 2002 and 6,794,510 shares at June 30, 2002                          (183,809)               (161,428)

Retained earnings                                                                     433,091                 394,470

Accumulated other comprehensive income (note 8)                                           338                      --
                                                                                    ---------               ---------
      Total shareholders' equity                                                      527,997                 511,189
                                                                                    ---------               ---------

      Total liabilities and shareholders' equity                                    $ 698,888               $ 688,755
                                                                                    =========               =========

See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                                        Three Months Ended               Six Months Ended
                                                                           December 31,                     December 31,
                                                                       2002            2001              2002          2001
                                                                     --------        --------          --------      --------

Net sales                                                            $229,713        $222,857          $446,242      $429,582

Cost of sales                                                         113,909         119,477           223,723       232,233
                                                                     --------        --------          --------      --------

    Gross profit                                                      115,804         103,380           222,519       197,349

Operating expenses:
  Selling                                                              43,875          39,886            86,765        78,724
  General and administrative                                           34,734          30,288            66,716        58,884
                                                                     --------        --------          --------      --------
       Total operating expenses                                        78,609          70,174           153,481       137,608
                                                                     --------        --------          --------      --------

    Operating income                                                   37,195          33,206            69,038        59,741

Interest and other miscellaneous income, net                              125           1,046               741         1,558

Interest and other related financing costs                                204             176               377           325
                                                                     --------        --------          --------      --------

    Income before income taxes                                         37,116          34,076            69,402        60,974

Income tax expense                                                     14,030          12,881            26,234        23,048
                                                                     --------        --------          --------      --------

    Net income                                                       $ 23,086        $ 21,195          $ 43,168      $ 37,926
                                                                     ========        ========          ========      ========


PER SHARE DATA (NOTE 7):

Basic earnings per common share:

    Net income per basic share                                       $   0.61        $   0.55          $   1.14      $   0.97
                                                                     ========        ========          ========      ========

    Basic weighted average common shares                               37,767          38,691            37,876        38,952


Diluted earnings per common share:

    Net income per diluted share                                     $   0.60        $   0.53          $   1.11      $   0.95
                                                                     ========        ========          ========      ========

    Diluted weighted average common shares                             38,793          39,781            38,854        40,026


See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                         Six Months Ended
                                                                                           December 31,
                                                                                   2002                     2001
                                                                                 --------                 --------

Operating activities:
     Net income                                                                  $ 43,168                 $ 37,926
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                             10,367                    9,455
         Compensation expense related to restricted
           stock award                                                               (398)                    (223)
         Provision for deferred income taxes                                          666                   (1,432)
         Other non-cash expense (income)                                             (112)                    (542)
         Change in assets and liabilities, net of the
           effects of acquired and divested businesses:
               Accounts receivable                                                 10,467                    8,495
               Inventories                                                          3,987                   23,838
               Prepaid and other current assets                                    (2,448)                   1,120
               Other assets                                                          (404)                     438
               Customer deposits                                                     (277)                    (527)
               Accounts payable                                                    (7,213)                 (14,853)
               Income taxes payable                                                 1,919                    3,423
               Accrued expenses                                                    (3,539)                  (2,197)
               Other liabilities                                                     (150)                    (619)
                                                                                 --------                 --------

Net cash provided by operating activities                                          56,033                   64,302
                                                                                 --------                 ---------

Investing activities:
     Proceeds from the disposal of property, plant
       and equipment                                                                2,435                    2,307
     Capital expenditures                                                         (16,925)                 (17,709)
     Acquisitions                                                                 (10,742)                 (10,484)
     Other                                                                            178                       81
                                                                                 --------                 --------

Net cash used in investing activities                                             (25,054)                 (25,805)
                                                                                 --------                 --------

Financing activities:
     Borrowings on revolving credit facility                                           --                       --
     Payments on revolving credit facility                                             --                       --
     Other payments on long-term debt and capital
       leases                                                                      (3,435)                     (68)
     Net proceeds from issuance of common stock                                       490                    1,171
     Dividends paid                                                                (4,587)                  (3,113)
     Payments to acquire treasury stock                                           (29,578)                 (20,781)
                                                                                 --------                 --------

Net cash used in financing activities                                             (37,110)                 (22,791)
                                                                                 --------                 --------

Net (decrease) increase in cash and cash equivalents                               (6,131)                  15,706

Cash and cash equivalents - beginning of period                                    75,688                   48,112
                                                                                 --------                 --------

Cash and cash equivalents - end of period                                        $ 69,557                 $ 63,818
                                                                                 ========                 ========


See accompanying notes to consolidated financial statements.


                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       SIX MONTHS ENDED DECEMBER 31, 2002
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                     Accumulated
                                                        Additional                         Other
                                               Common      Paid-in     Treasury    Comprehensive   Retained
                                                Stock      Capital        Stock           Income   Earnings       Total
                                               ------   ----------     --------    -------------   --------    --------

Balance at June 30, 2002                        $ 453     $277,694    $(161,428)         $   --    $394,470    $511,189

Issuance of 36,469 shares of common
   stock upon the exercise of stock
   options                                         --           92           --              --          --          92

Purchase of 721,300 shares of
   treasury stock                                  --           --      (22,381)             --          --     (22,381)

Tax benefit associated with exercise
   of employee stock options                       --          138           --              --          --         138

Dividends declared on common stock                 --           --           --              --      (4,547)     (4,547)

Other comprehensive income (note 8)                --           --           --             338          --         338
Net income                                         --           --           --              --      43,168      43,168
                                                                                                               --------
   Total comprehensive income                                                                                    43,506
                                                -----     --------    ---------          ------    --------    --------
Balance at December 31, 2002                    $ 453     $277,924    $(183,809)         $  338    $433,091    $527,997
                                                =====     ========    =========          ======    ========    ========



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


(2)   INTERIM FINANCIAL PRESENTATION

      All intercompany accounts and transactions have been eliminated in the consolidated financial statements. In the opinion of the Company, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been included in the financial statements. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of results for the fiscal year. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

      Certain reclassifications have been made to prior year financial information in order to conform to the current year's presentation. These changes were made for disclosure purposes only and did not have an impact on previously reported results of operations or shareholders' equity.


(3)   INVENTORIES

      Inventories at December 31, 2002 and June 30, 2002 are summarized as follows (in thousands):

                                     December 31,         June 30,
                                        2002                2002
                                     -----------         --------

            Finished goods             $130,061          $123,906
            Work in process              14,981            15,418
            Raw materials                34,800            34,823
                                       --------          --------
                                       $179,842          $174,147
                                       ========          ========


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

      As of December 31, 2002, remaining restructuring reserves totaling $0.3 million were included in the Consolidated Balance Sheet as an accrued expense within current liabilities. In addition, total impairment charges of $6.7 million ($3.1 million and $3.6 million in 2002 and 2001, respectively) were recorded to reduce certain property, plant and equipment to their net realizable value.

      Activity in the Company's restructuring reserves is summarized as follows (in thousands):

      FISCAL 2002 RESTRUCTURING
      -------------------------
                                                             Original     Cash     Non-cash
                                                             Charges    Payments   Utilized     Total
                                                             --------   --------   --------    -------

         Employee severance and other
           related payroll and benefit
           costs                                             $ 1,847    $(1,757)   $    --     $    90
         Plant exit costs and other                              171        (24)        --         147
         Write-down of long-lived assets                       3,105         --     (3,105)         --
                                                             -------    --------   -------     -------
         Balance as of December 31, 2002                     $ 5,123    $(1,781)   $(3,105)    $   237
                                                             =======    =======    =======     =======

         FISCAL 2001 RESTRUCTURING
         -------------------------
                                                             Original     Cash     Non-cash
                                                             Charges    Payments   Utilized     Total
                                                             --------   --------   --------    -------
         Employee severance and other
           related payroll and benefit
           costs                                             $ 2,974    $(2,916)   $   (58)    $    --
         Plant exit costs and other                              332       (258)       (34)         40
         Write-down of long-lived assets                       3,600         --     (3,600)         --
                                                             -------    --------   -------     -------
         Balance as of December 31, 2002                     $ 6,906    $(3,174)   $(3,692)    $    40
                                                             =======    =======    =======     =======


(5)   BUSINESS ACQUISITIONS

      During the quarter, the Company acquired two Ethan Allen retail stores for total consideration of approximately $0.8 million. As a result of these acquisitions, the Company (i) recorded additional inventory of $0.9 million and other assets of $0.2 million, and (ii) assumed customer deposits of $0.8 million and other liabilities of $0.1 million. Goodwill associated with these acquisitions totaled $0.6 million and represents the effects of ordinary fair value adjustments to the assets acquired and liabilities assumed, as well as the premium paid to the sellers for (i) the ability to further develop the Company's presence in a particular geographic market and (ii) the acquired customer base, including related order backlog of approximately $1.5 million.

      As of December 31, 2002, the Company had goodwill, including product technology, (net of accumulated amortization) of $58.6 million and other identifiable intangible assets (net of accumulated amortization) of $19.7 million. Comparable balances as of June 30, 2002 were $50.0 million and $19.7 million, respectively.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)


      Goodwill in the wholesale and retail segments was $27.5 million and $31.1 million, respectively, at December 31, 2002 and $27.5 million and $22.5 million, respectively, at June 30, 2002. The wholesale segment, at both dates, includes additional intangible assets of $19.7 million. These assets consist of Ethan Allen trade names which, prior to the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, on July 1, 2001, were being amortized over 40 years. In connection with the adoption of SFAS No. 142, the Company re-assessed the useful lives of goodwill and other intangible assets and both were determined to have indefinite useful lives. As such, amortization ceased on that date. No impairment losses were recorded on these intangible assets as a result of the adoption of SFAS No. 142.


(6)   LITIGATION

      The Company has been named as a potentially responsible party ("PRP") for the cleanup of three active sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company has resolved its liability at one of the sites by completing remedial action activities. With regard to the other two sites, the Company does not anticipate incurring significant cost as it believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the sites. However, liability under CERCLA may be joint and several. Additionally, the Company has been notified by the State of New York that it may be a PRP in a separate, unrelated matter. As a result, the extent of any adverse effect on the Company's financial condition, results of operations, or cash flows with respect to this matter cannot be reasonably estimated at this time.


(7)   EARNINGS PER SHARE

      Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

                                                        Three Months Ended       Six Months Ended
                                                            December 31,            December 31,
                                                         2002       2001          2002       2001
                                                        ------     ------        ------     ------

       Weighted average common shares
         outstanding for basic calculation             37,767      38,691        37,876      38,952

       Add: Dilutive effect of stock
         options and warrants                           1,026       1,090           978       1,074
                                                       ------      ------        ------      ------
       Weighted average common shares
         outstanding, adjusted for diluted
         calculation                                   38,793      39,781        38,854      40,026
                                                       ======      ======        ======      ======

      As of December 31, 2002 and 2001, stock options to purchase 88,819 shares and 26,500 shares of common stock, respectively, had exercise prices which exceeded the average market price for the corresponding period. These options have been excluded from the respective diluted earnings per share calculation as their impact is anti-dilutive.

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

      The Company's other comprehensive income, which is attributable solely to foreign currency translation adjustments, was $0.3 million for the six-month period ended December 31, 2002. This amount, as well as the Company's accumulated other comprehensive income included in equity, are the result of changes in foreign currency exchange rates related to the operations of 7 Ethan Allen-owned retail stores located in Canada. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.


(9)   SEGMENT INFORMATION

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

      The following table presents segment information for the three and six months ended December 31, 2002 and 2001 (in thousands):

                                                          Three Months Ended              Six Months Ended
                                                             December 31,                   December 31,
                                                         2002           2001            2002           2001
                                                        ------         ------          ------         ------
         NET SALES:
         Wholesale segment                             $158,362       $158,206        $ 316,208      $313,090
         Retail segment                                 139,294        116,915          259,773       215,755
         Elimination of inter-company sales             (67,943)       (52,264)        (129,739)      (99,263)
                                                       --------       --------        ---------      --------
           Consolidated Total                          $229,713       $222,857        $ 446,242      $429,582
                                                       ========       ========        =========      ========

         OPERATING INCOME:
         Wholesale segment                             $ 28,012       $ 24,473        $  56,889      $ 47,737
         Retail segment                                   8,056          7,727           11,103        10,729
         Elimination (1)                                  1,127          1,006            1,046         1,275
                                                       --------       --------        ---------      --------
           Consolidated Total                          $ 37,195       $ 33,206        $  69,038      $ 59,741
                                                       ========       ========        =========      ========

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

                                                          Three Months Ended             Six Months Ended
                                                             December 31,                   December 31,
                                                         2002           2001            2002           2001
                                                        ------         ------          ------         ------
         CAPITAL EXPENDITURES:
         Wholesale segment                             $  3,744       $  2,493        $  7,707       $  6,747
         Retail segment                                   3,872          7,085           9,218         10,962
         Acquisitions (2)                                   812            118          10,742         10,484
                                                       --------       --------        --------       --------
            Consolidated Total                         $  8,428       $  9,696        $ 27,667       $ 28,193
                                                       ========       ========        ========       ========

                                                     December 31,     June 30,
                                                         2002           2002
                                                     ------------     --------
         TOTAL ASSETS:
         Wholesale segment                             $445,761       $459,311
         Retail segment                                 283,865        259,770
         Inventory profit elimination (3)               (30,738)       (30,326)
                                                       --------       --------
            Consolidated Total                         $698,888       $688,755
                                                       ========       ========

         (1) Adjustment reflects the change in the elimination entry for profit in ending inventory.

         (2) Acquisitions include the purchase of 2 retail stores during the three months ended December 31, 2002 and none during the three months ended December 31, 2001. For the six month period ended December 31, 2002, acquisitions include the purchase of 15 retail stores, while for the six month period ended December 31, 2001, acquisitions include the purchase of 10 retail stores.

        (3) Inventory profit elimination reflects the embedded wholesale profit in the Ethan Allen-owned store inventory that has not been realized. These profits will be recorded when shipped to the retail customer.

      At December 31, 2002, there are 30 Ethan Allen retail stores located outside the United States, of which 23 are independently-owned. Approximately 2% of the Company's net sales for the three and six month periods ended December 31, 2002 and 2001 were derived from sales to non-domestic, independently-owned retail stores.


(10)  RECENT ACCOUNTING PRONOUNCEMENTS

      In October 2002, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination". EITF 02-17 addresses the application of the separate recognition criteria specified in SFAS No. 141, BUSINESS COMBINATIONS, in establishing intangible assets, apart from goodwill, that meet the contractual-legal or separability provisions of that Statement. Specifically, EITF 02-17 addresses the recognition of customer-related intangible assets acquired in a purchase business combination, including
      (i) order or production backlog, (ii) customer contracts and related customer relationships, and (iii) non-contractual customer relationships. The provisions of this EITF consensus are to be applied to business combinations consummated, and goodwill impairment tests performed, after October 25, 2002. The Company is currently evaluating the impact of adopting EITF 02-17 and, at this time, does not expect that application of the provisions of this authoritative guidance will have a material effect on the consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)



      In November 2002, the FASB approved FASB Interpretation No. ("FIN") 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, AN INTERPRETATION OF FASB STATEMENTS NO. 5, 57 AND 107 AND RESCISSION OF FASB INTERPRETATION NO. 34. FIN 45 clarifies the requirements of SFAS No. 5, ACCOUNTING FOR CONTINGENCIES, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires a guarantor to recognize a liability for the non-contingent component of certain guarantees, representing the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of the liability is the fair value of the guarantee at inception and recognition is required even if it is not probable that payment will be required under the guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's fiscal year-end. However, the disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating the impact of adopting FIN 45 and, at this time, does not expect that application of the provisions of this interpretation will have a material effect on the consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION -- TRANSITION AND DISCLOSURE -- AN AMENDMENT OF FASB STATEMENT NO. 123. SFAS No. 148 amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting employed for stock-based compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format, and provide the additional disclosures set forth in Statement No. 148 in its annual financial statements for the year ended June 30, 2003. In addition, the Company must also provide the required disclosures in quarterly reports containing its consolidated financial statements for interim periods beginning with the quarterly period ended March 31, 2003.

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

RESULTS OF OPERATIONS

         The Company's revenues are comprised of wholesale sales to dealer-owned and Ethan Allen-owned retail stores and retail sales of Ethan Allen-owned stores. See Note 9 to the Company's Consolidated Financial Statements for the three and six months ended December 31, 2002 and 2001. The components of consolidated revenues and operating income are as follows (in millions):

                                                        Three Months Ended        Six Months Ended
                                                           December 31,              December 31,
                                                         2002       2001           2002       2001
                                                        ------     ------         ------     ------

           REVENUE:
           Wholesale segment                            $158.4     $158.2         $316.2     $313.1
           Retail segment                                139.3      116.9          259.8      215.8
           Elimination of inter-segment sales            (68.0)     (52.2)        (129.8)     (99.3)
                                                        ------     ------         ------     ------
             Consolidated Revenue                       $229.7     $222.9         $446.2     $429.6
                                                        ======     ======         ======     ======

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


                                                        Three Months Ended        Six Months Ended
                                                           December 31,              December 31,
                                                         2002       2001           2002       2001
                                                        ------     ------         ------     ------
           OPERATING INCOME:
           Wholesale segment                            $28.0      $ 24.5         $ 56.9     $ 47.7
           Retail segment                                 8.1         7.7           11.1       10.7
           Elimination                                    1.1         1.0            1.0        1.3
                                                        -----      ------         ------     ------
             Consolidated Operating Income              $37.2      $ 33.2         $ 69.0     $ 59.7
                                                        =====      ======         ======     ======


THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS
ENDED DECEMBER 31, 2001

         Consolidated revenue for the three months ended December 31, 2002 increased by $6.8 million, or 3.1%, to $229.7 million from $222.9 million for the three months ended December 31, 2001. Net sales increased due to the continued expansion of the Company's retail segment, partially offset by the effects of a relative softness in consumer spending caused by a sluggish economy. The Company's first quarter results were negatively impacted by an inability to service orders of certain off-shore sourced product lines due to delays caused by shutdowns at selected West Coast ports. With that work stoppage resolved, those orders were delivered during the current quarter. Also during the quarter, the Company initiated selected price reductions within four collections: British Classics; Country French; Horizons by Ethan Allen; and Country Crossings. The objective of these price reductions was to increase sales volume within some of the more popular collections while continuing to expand the Company's consumer reach. Although it is difficult to quantify, management does not believe that the price reductions had a material effect on the Company's consolidated operations for the period.

         Total wholesale revenue for the second quarter of fiscal year 2003 increased by $0.2 million, or 0.1%, to $158.4 million from $158.2 million in the second quarter of fiscal year 2002. The wholesale segment continues to be challenged by the state of the U.S. economy and its effects on consumer confidence and the incoming order rate.

         Total retail revenue from Ethan Allen-owned stores for the three months ended December 31, 2002 increased by $22.4 million, or 19.1%, to $139.3 million from $116.9 million for the three months ended December 31, 2001. The increase in retail sales by Ethan Allen-owned stores was attributable to an increase in sales generated by newly-opened or acquired stores of $30.5 million, partially offset by a decrease in comparable store delivered sales of $3.5 million, or 3.2%, and a decrease resulting from sold and closed stores, which generated $4.6 million fewer sales in fiscal year 2003 as compared to fiscal year 2002. The number of Ethan Allen-owned stores increased to 118 as of December 31, 2002 as compared to 93 as of December 31, 2001. During that twelve month period, the Company acquired 25 stores from independent dealers, sold 1 to an independent dealer, relocated 2 stores, opened 2 new stores, and closed 1 store.

         Comparable stores are those newly-opened stores which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly-opened stores. Stores acquired from dealers by Ethan Allen are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.

         Total booked orders, which include wholesale orders and written business of Ethan Allen-owned retail stores, increased from the prior year quarter by 6.7%, reflecting the continued expansion of the Company's retail segment, partially offset by the effects of a relative softness in consumer spending. Comparing the current quarter to the prior year quarter, wholesale orders increased 3.4% while Ethan Allen-owned store orders increased 19.1%. Comparable store written business decreased 3.4% over that same period.

         Gross profit increased during the second quarter to $115.8 million from $103.4 million in the second quarter of the prior year. The $12.4 million, or 12.0%, increase

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


in gross profit was primarily attributable to (i) a higher proportionate share of retail sales to total sales (61% in the current year quarter compared to 52% in the prior year quarter), and (ii) lower costs associated with wholesale sales returns and allowances and certain raw materials. Gross profit for the quarter was also positively impacted, to a lesser extent, by higher margins attributable to the off-shore sourcing of certain recent product introductions and increased production efficiencies resulting from the Company's continued focus on quality. These favorable variances were partially offset by increased costs associated with excess capacity at our manufacturing facilities. Consolidated gross margin increased to 50.4% in the second quarter of fiscal year 2003 from 46.4% in the prior year second quarter. The gross margin was positively impacted as a result of the factors identified previously.

         Operating expenses increased $8.4 million, or 12.0%, to $78.6 million, or 34.2% of net sales, in the current quarter from $70.2 million, or 31.5% of net sales, in the prior year comparable quarter. This increase is primarily attributable to further expansion of the retail segment and the higher proportionate share of retail sales to total sales in the current quarter as compared to the prior year quarter. The addition of 25 net new Ethan Allen-owned stores since December 2001 has resulted in higher costs associated with warehousing and delivery, occupancy, advertising, healthcare, district management and design consultant salaries. These increases were partially offset by lower selling costs within the wholesale segment as a result of a decline in wholesale sales volume.

         Operating income for the three months ended December 31, 2002 was $37.2 million, or 16.2% of net sales, compared to $33.2 million, or 14.9% of net sales, for the three months ended December 31, 2001. This represents an increase of $4.0 million, or 12.0%, which is primarily attributable to a higher gross margin and lower costs at the wholesale level, both of which were noted above, partially offset by increased operating expenses resulting from the continued expansion of the retail segment.

         Total wholesale operating income for the second quarter of fiscal year 2003 was $28.0 million, or 17.7% of net sales, compared to $24.5 million, or 15.5% of net sales, in the second quarter of fiscal year 2002. The increase of $3.5 million, or 14.3%, is primarily attributable to (i) lower costs associated with sales returns and allowances and certain raw materials, and (ii) a decrease in selling expenses. These favorable variances were partially offset by increased costs associated with excess capacity at our manufacturing facilities.

         During the current quarter, operating income for the retail segment increased $0.3 million, or 4.3%, to $8.0 million, or 5.8% of net sales, from $7.7 million, or 6.6% of net sales, in the prior year quarter. The increase in retail operating income generated by Ethan Allen-owned stores is primarily attributable to increased sales volume associated with new stores, partially offset by a 3.2% decline in comparable store delivered sales, reduced sales volume resulting from closed and sold stores, and higher operating expenses related to the addition of 25 net new stores since December 2001.

         Interest and other miscellaneous income for the current quarter was $0.1 million, a decrease of $0.9 million from the prior year quarter. The decrease is the result of a $0.8 million gain recognized in the prior year quarter in connection with the sale of real estate.

         Income tax expense was $14.0 million for the quarter ended December 31, 2002 as compared to $12.9 million for the comparable quarter in the prior year. The Company's effective tax rate was 37.8% in both periods.

         For the three months ended December 31, 2002, the Company recorded net income of $23.1 million, an increase of $1.9 million, or 8.9%, from $21.2 million recorded for the three months ended December 31, 2001. Earnings per diluted share were $0.60 for the current quarter representing an increase of $0.07, or 13.2%, from $0.53 per diluted share in the prior year quarter.

SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO SIX MONTHS ENDED
DECEMBER 31, 2001

         Consolidated revenue for the six months ended December 31, 2002 increased by $16.6 million, or 3.9%, to $446.2 million from $429.6 million for the six months ended December 31, 2001. Net sales increased due to the continued expansion of the Company's retail segment, partially offset by the effects of a relative softness in consumer spending caused by a sluggish economy during the past six months.

         Total wholesale revenue for the first half of fiscal year 2003 increased by $3.1 million, or 1.0%, to $316.2 million from $313.1 million in the first half of fiscal year 2002. The wholesale segment continues to be challenged by the state of the U.S. economy and its effects on consumer confidence and the incoming order rate.

         Total retail revenue from Ethan Allen-owned stores for the six months ended December 31, 2002 increased by $44.0 million, or 20.4%, to $259.8 million from $215.8 million for the six months ended December 31, 2001. The increase in retail sales by Ethan Allen-owned stores was attributable to an increase in sales generated by newly-opened or acquired stores of $58.3 million, partially offset by a decrease in comparable store delivered sales of $7.2 million, or 3.5%, and a decrease resulting from sold and closed stores, which generated $7.1 million fewer sales in fiscal year 2003 as compared to fiscal year 2002.

         Total booked orders, which include wholesale orders and written business of Ethan Allen-owned retail stores, increased from the prior year six month period by 8.3%, reflecting the continued expansion of the Company's retail segment, partially offset by the effects of a relative softness in consumer spending. Comparing the current six month period to the prior year six month period, wholesale orders increased 3.5% while Ethan Allen-owned store orders increased 25.6%. Comparable store written business increased 0.7% over that same period.

         Gross profit increased during the first half of the current year to $222.5 million from $197.3 million in the first half of the prior year. The $25.2 million, or 12.8%, increase in gross profit was primarily attributable to
(i) a higher proportionate share of retail sales to total sales (58% in the current six month period compared to 50% in the prior year six month period),
(ii) lower costs associated with wholesale sales returns and allowances and certain raw materials, and (iii) higher margins attributable to the off-shore sourcing of certain recent product introductions and increased production efficiencies resulting from the Company's continued focus on quality. These favorable variances were partially offset by increased costs associated with excess capacity at our manufacturing facilities. Consolidated gross margin increased to 49.9% for the first half of fiscal year 2003 from 45.9% in the first half of the prior fiscal year. The gross margin was positively impacted as a result of the factors identified previously.

         Operating expenses increased $15.9 million, or 11.5%, to $153.5 million, or 34.4% of net sales, in the current year six month period from $137.6 million, or 32.0% of net sales, in the prior year six month period. This increase is primarily attributable to further expansion of the retail segment and the higher proportionate share of retail sales to total sales in the current period as compared to the prior year period. The addition of 25 net new Ethan Allen-owned stores since December 2001 has resulted in higher costs associated with warehousing and delivery, occupancy, advertising, healthcare, district management and design consultant salaries. These increases were partially offset by lower selling costs within the wholesale segment as a result of a decline in wholesale sales volume.

         Operating income for the six months ended December 31, 2002 was $69.0 million, or 15.5% of net sales, compared to $59.7 million, or 13.9% of net sales, for the six months ended December 31, 2001. This represents an increase of $9.3 million, or 15.6%, which is primarily attributable to a higher gross margin and lower costs at the wholesale level, both of which were noted above, partially offset by increased operating expenses resulting from the continued expansion of the retail segment.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


         Total wholesale operating income for the first half of fiscal year 2003 was $56.9 million, or 18.0% of net sales, compared to $47.7 million, or 15.2% of net sales, in the first half of fiscal year 2002. The increase of $9.2 million, or 19.2%, is primarily attributable to (i) lower costs associated with sales returns and allowances and certain raw materials, (ii) a decrease in selling expenses, and (iii) higher margins attributable to the off-shore sourcing of certain recent product introductions and increased production efficiencies resulting from the Company's continued focus on quality. These favorable variances were partially offset by increased costs associated with excess capacity at our manufacturing facilities.

         Operating income for the retail segment during the current six month period increased $0.4 million, or 3.5%, to $11.1 million, or 4.3% of net sales, from $10.7 million, or 5.0% of net sales, in the prior year six month period. The increase in retail operating income generated by Ethan Allen-owned stores is primarily attributable to increased sales volume associated with new stores, partially offset by a 3.5% decline in comparable store delivered sales, reduced sales volume resulting from closed and sold stores, and higher operating expenses related to the addition of 25 net new stores since December 2001.

         Interest and other miscellaneous income for the current year six month period was $0.7 million, a decrease of $0.8 million from the prior year six month period. The decrease is due, primarily, to (i) slightly higher gains recognized in the prior year in connection with the sale of real estate, (ii) a decrease in interest income associated with the Company's investment portfolio as a result of a decline in interest rates during the period, and (iii) the Company's share of current year losses incurred in connection with the start-up of its United Kingdom joint venture with MFI Furniture Group Plc.

         Income tax expense was $26.2 million for the six months ended December 31, 2002 as compared to $23.0 million for the comparable six month period in the prior year. The Company's effective tax rate was 37.8% in both periods.

         For the six months ended December 31, 2002, the Company recorded net income of $43.1 million, an increase of $5.2 million, or 13.8%, from $37.9 million recorded for the six months ended December 31, 2001. Earnings per diluted share were $1.11 for the current period representing an increase of $0.16, or 16.8%, from $0.95 per diluted share in the prior year period.

FINANCIAL CONDITION AND LIQUIDITY

         The Company's principal sources of liquidity are cash flow from operations and borrowing capacity under a revolving credit facility. Net cash provided by operating activities totaled $56.0 million for the six months ended December 31, 2002, compared to $64.3 million for the six months ended December 31, 2001. The year-over-year decrease of $8.3 million in net cash provided by operating activities was principally the result of a decline in inventory levels (net of inventories acquired in the purchase of retail stores) at a rate substantially lower than that noted in the prior year ($19.9 million), partially offset by (i) a decrease in cash required to satisfy outstanding accounts payable ($7.6 million), and (ii) an increase in net income ($5.2 million). The decline in the year-over-year rate of inventory reduction is the result of the Company's decision to close three of its manufacturing facilities during the summer of 2001 and other inventory management efforts.

         During the current six month period, net cash used in investing activities decreased to $25.1 million from $25.8 million in the prior year six month period. Of those amounts, $10.7 million was used to finance acquisitions during the current year as compared to $10.5 million in the prior year. During the six months ended December 31, 2002, capital spending, exclusive of acquisitions, totaled $16.9 million as compared to $17.7 million for the six months ended December 31, 2001. The current level of capital spending is principally attributable to (i) new store development and renovation and (ii) technology improvements. Capital expenditures for fiscal year

2003, exclusive of acquisitions, are anticipated to be approximately $35.0 million. The Company anticipates that cash from operations will be sufficient to fund such capital expenditures.

         Net cash used in financing activities totaled $37.1 million in the current six month period as compared to $22.8 million in the prior year six month period, an increase of $14.3 million. The increase in net cash used in financing activities is primarily the result of an increase in payments related to the acquisition of treasury stock, an increase in dividends paid, and the repayment of debt. Total debt outstanding at December 31, 2002 was $10.3 million. At December 31, 2002, there were no revolving loans outstanding and $19.6 million of trade and standby letters of credit outstanding under the Company's credit facility. The Company had $105.4 million available under its revolving credit facility at December 31, 2002.

         The Company has been authorized by its Board of Directors to repurchase its common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. The Company also retires shares of unvested restricted stock and, prior to June 30, 2002, repurchased shares of common stock from terminated or retiring employee's accounts in the Ethan Allen Retirement Savings Plan. All of the Company's common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders' equity. During the first six months of fiscal year 2003 and 2002, the Company repurchased the following shares of its common stock:

                                                       Six Months Ended
                                                          December 31,
                                                      2002            2001
                                                  -----------     ------------

         Common shares repurchased                    721,300         727,680
         Cost to repurchase common shares         $22,381,598     $20,556,471
         Average price per share                       $31.03          $28.25

         The Company funded its common stock repurchases through available cash and cash from operations. As of December 31, 2002, the Company had a remaining Board authorization to purchase 2.0 million shares.

         As of December 31, 2002, the aggregate scheduled maturities of the Company's long-term debt for each of the next five fiscal years are as follows:
$0.8 million in fiscal 2004, $4.7 million in fiscal 2005, $0.2 million in fiscal 2006, $0.1 million in fiscal 2007, $0.1 million in fiscal 2008, and $4.2 million thereafter. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements over the next twelve months. As of December 31, 2002, the Company had working capital of $192.3 million and a current ratio of 2.61 to 1.

OTHER COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

         From time to time, in the ordinary course of business, the Company, or its wholly-owned subsidiaries, may provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations varies based on the underlying relationship of the benefiting party to the Company and the business purpose for which the guarantee or obligation is being provided. Details of those arrangements for which the Company, or any of its wholly-owned subsidiaries, act as guarantor or obligor are provided below.

DEALER-RELATED GUARANTEES

         As part of the Company's expansion strategy for the Ethan Allen retail store network, selected independent dealers are provided, on rare occasion, with financial guarantees relating to leases in connection with certain store locations. As of December 31, 2002, two such guarantees exist; one has been provided by Ethan Allen Inc. on behalf of an independent dealer while the other has been provided by Ethan Allen Interiors Inc. on behalf of an independent dealer currently operating as assignee under a lease agreement previously entered into by Ethan Allen Inc. The remaining terms of these guarantees range from three months to two years, and generally represent the remaining contractual terms of the underlying lease agreements (subject to certain term limitations). The Company is obligated to act under such guarantees in the event of default by the respective dealers (lessees). The guarantee terms may be extended, in the event that applicable lease renewal options are exercised, for a period of up to ten years.

         The maximum potential amount of future payments (undiscounted) that the Company could be required to make under these guarantees is limited to the amount of the remaining contractual lease payments (subject to certain term limitations) and, as such, is not an estimate of future cash flows. As of December 31, 2002, the amount of remaining contractual lease payments guaranteed by the Company was approximately $0.6 million. The Company maintains specific recourse rights related to these dealer arrangements that would enable recovery of up to $0.5 million of any amount paid under these guarantees. Management expects, based on the underlying creditworthiness of the guaranteed parties, these guarantees will expire without requiring funding by the Company. Accordingly, as of December 31, 2002, the carrying amount of the liability related to such guarantees is zero.

         In addition, Ethan Allen Inc. has obligated itself, on behalf of one its independent dealers, with respect to a $1.3 million credit facility (the "Credit Facility"). This obligation requires the Company, in the event of the dealer's default under the Credit Facility, to repurchase the dealer's inventory, applying such purchase price to the dealer's outstanding indebtedness under the Credit Facility. The Company's obligation remains in effect for as long as the Credit Facility is in existence. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this obligation is limited to the amount outstanding under the Credit Facility at the time of default (subject to pre-determined lending limits based on the value of the underlying inventory) and, as such, is not an estimate of future cash flows. No specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this obligation, except to the extent that the Company maintains the right to take title to the repurchased inventory. Management anticipates that the repurchased inventory could subsequently be sold through the Company's retail store network. As of December 31, 2002, the amount outstanding under the Credit Facility totaled approximately $1.0 million, of which $0.7 million was in the form of a revolving credit line. Management expects, based on the underlying creditworthiness of the respective dealer, this obligation will expire without requiring funding by the Company. Accordingly, as of December 31, 2002, the carrying amount of the liability related to such obligation is zero.

INDEMNIFICATION AGREEMENT

         In connection with the Company's joint venture arrangement with United Kingdom-based MFI Industries Plc., Ethan Allen Inc. has entered into a tax cross-indemnification agreement with the joint venture partner. The indemnification agreement stipulates that both parties agree to pay fifty percent of the amount of any tax liability arising as a result of (i) an adverse tax judgment or (ii) the imposition of additional taxes against either partner, and attributable to the operations of the joint venture. The indemnification agreement is effective until such time that the joint venture is terminated. At the present time, management anticipates that the joint venture will continue to operate for the foreseeable future.

         The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this indemnification agreement is indeterminable as no such tax liability currently exists. Further, the nature, extent and magnitude of any such tax liability arising in the future as a result of an adverse tax judgment or

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


change in applicable tax law cannot be estimated with any reasonable certainty. It should be further noted that no recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this indemnification agreement. Management expects, based on its current understanding of the applicable tax laws and the existing legal structure of the joint venture, subject to future changes in applicable laws and regulations, this cross-indemnity agreement will expire without requiring funding by the Company. Accordingly, as of December 31, 2002, the carrying amount of the liability related to this indemnification agreement is zero.

RESIDUAL VALUE GUARANTEES

         In connection with its distribution activities, the Company has entered into operating lease agreements for certain trucks and trailers within its fleet. For a portion of these vehicles, the Company has guaranteed the related residual values upon completion of the contractual lease terms. The remaining terms of such guarantees range from one to two years, and generally represent the remaining contractual terms of the underlying lease agreements. The Company is obligated to act under such guarantees in the event that the fair value of the vehicles at the end of the lease term is less than the guaranteed residual value. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under these guarantees is limited to the guaranteed residual value for each respective vehicle subject to such guarantee and, as such, is not an estimate of future cash flows. As of December 31, 2002, the Company's maximum potential exposure related to residual value guarantees was approximately $0.5 million. While no specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under these guarantees, all payments made by the Company related to such guarantees are computed net of the proceeds received by the lessor upon sale of the underlying assets. Management expects, based on historical experience and the present condition of its fleet, these guarantees will expire without requiring funding by the Company. Accordingly, as of December 31, 2002, the carrying amount of the liability related to such guarantees is zero.

PRODUCT WARRANTIES

         The Company's products, including its case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to five years and are provided based on terms that are generally accepted in the industry. All of the Company's independent dealers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. The Company records provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and makes periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of the Company's historical experience. The Company provides for such warranty issues as they become known and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company's historical experience. As of December 31, 2002, the Company's product warranty liability totaled $0.7 million and, for the six month period then ended, no settlements (in cash or in-kind) were made.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of December 31, 2002, the Company was essentially debt-free. Cash and short-term investments totaled $69.6 million and there were no revolving loans outstanding under the Company's credit facility. The current portion of the Company's outstanding long-term debt and capital lease obligations totaled $0.2 million as of December 31, 2002, while the long-term portion totaled $10.1 million.

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

         None.


ITEM 5. OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               None.

         (b)   Reports on Form 8-K

               On November 12, 2002, the Company filed its quarterly report on Form 10-Q for the three month period ended September 30, 2002 with the Securities and Exchange Commission. Accompanying such report was a certification, filed on Form 8-K, of the Company's Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and attached thereto as
               Exhibit 99.1.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ETHAN ALLEN INTERIORS INC.
                                  (Registrant)



DATE:  February 12, 2003          BY:      /S/ M. FAROOQ KATHWARI
                                     -------------------------------------------
                                     M. Farooq Kathwari
                                     Chairman of the Board,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



DATE: February 12, 2003           BY:     /S/ EDWARD D. TEPLITZ
                                     -------------------------------------------
                                     Edward D. Teplitz
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


     CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AS REQUIRED BY SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, M. Farooq Kathwari, do hereby certify that:

(1) I have reviewed the December 31, 2002 quarterly report on Form 10-Q filed by Ethan Allen Interiors Inc. (the "Company");

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





         /S/    M. FAROOQ KATHWARI                   Chairman, Chief Executive
--------------------------------------------         Officer and Director
         (M. Farooq Kathwari)

     CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER AS REQUIRED BY SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Edward D. Teplitz, do hereby certify that:

(1) I have reviewed the December 31, 2002 quarterly report on Form 10-Q filed by Ethan Allen Interiors Inc. (the "Company");

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





         /S/ EDWARD D. TEPLITZ                    Chief Financial Officer
-------------------------------------------------
        (Edward D. Teplitz)