Form 10-Q/A
period 2002-09-30
ETHAN ALLEN INTERIORS INC
filed 2003-02-13
CIK 896156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended           SEPTEMBER 30, 2002
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number:               1-11692
                       ---------------------------------------------------------


                           ETHAN ALLEN INTERIORS INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                              06-1275288
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer ID No.)
 incorporation or organization)


                  ETHAN ALLEN DRIVE, DANBURY, CONNECTICUT 06811
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)


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

                 As of September 30, 2002, there were 37,760,257
               shares of Common Stock, par value $.01 outstanding

         The  undersigned  registrant  hereby amends  paragraph (a) of Item 6 of
Part II of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 11, 2002, to read in its entirety as set forth below.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         Exhibit 10(k)-3, Third Amendment to Amended and Restated Consumer Credit Card Program Agreement dated July 26, 2002, by and among the Company and Monogram Credit Card Bank of Georgia. Certain sections of this agreement have been omitted and are subject to a confidential treatment request submitted to the Securities and Exchange Commission.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ETHAN ALLEN INTERIORS INC.
                                  (Registrant)



DATE: February 13, 2003           BY:      /S/ M. FAROOQ KATHWARI
                                     -------------------------------------------
                                     M. Farooq Kathwari
                                     Chairman of the Board, President and Chief
                                     Executive Officer
                                     (Principal Executive Officer)



DATE: February 13, 2003           BY:      /S/ EDWARD D. TEPLITZ
                                     -------------------------------------------
                                     Edward D. Teplitz
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)