Form 10-Q
period 2003-03-31
ETHAN ALLEN INTERIORS INC
filed 2003-05-13
CIK 896156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   MARCH 31, 2003
                              --------------------------------------------------

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

                        As of March 31, 2003, there were
         37,111,321 shares of Common Stock, par value $.01 outstanding.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

ITEM                                                                        PAGE

                         PART I - FINANCIAL INFORMATION

 1. Financial Statements as of March 31, 2003(unaudited) and June 30, 2002 and for the three and nine months ended March 31, 2003 and 2002 (unaudited)

           Consolidated Balance Sheet                                         2

           Consolidated Statements of Operations                              3

           Consolidated Statements of Cash Flows                              4

           Consolidated Statements of Shareholders' Equity                    5

           Notes to Consolidated Financial Statements                         6

 2.      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        12

 3.      Quantitative and Qualitative Disclosures About Market Risk          22

 4.      Controls and Procedures                                             22


                       PART II - OTHER INFORMATION

 1.      Legal Proceedings                                                   23

 2.      Changes in Securities and Use of Proceeds                           23

 3.      Defaults Upon Senior Securities                                     23

 4.      Submission of Matters to a Vote of Security Holders                 23

 5.      Other Information                                                   23

 6.      Exhibits and Reports on Form 8-K                                    23


         Signatures                                                          24

         Certification of Principal Executive Officer and Principal          25
           Financial Officer as Required by Section 302 of the
           Sarbanes-Oxley Act of 2002


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                                 March 31,                June 30,
                                                                                                    2003                    2002
                                                                                                -----------              ---------
                                                                                                (unaudited)

ASSETS
Current assets:
    Cash and cash equivalents                                                                    $  60,187               $  75,688
    Accounts receivable, less allowance for doubtful
      accounts of $1,610 at March 31, 2003 and $2,019
      at June 30, 2002                                                                              29,430                  32,845
    Inventories, net (note 4)                                                                      196,093                 174,147
    Prepaid expenses and other current assets                                                       23,190                  18,731
    Deferred income taxes                                                                           24,011                  17,345
                                                                                                 ---------               ---------
      Total current assets                                                                         332,911                 318,756

Property, plant and equipment, net                                                                 294,483                 293,626
Intangible assets, net (note 6)                                                                     78,353                  69,708
Other assets                                                                                         5,238                   6,665
                                                                                                 ---------               ---------

      Total assets                                                                               $ 710,985               $ 688,755
                                                                                                 =========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt and capital
      lease obligations                                                                          $     187               $     107
    Customer deposits                                                                               55,094                  42,966
    Accounts payable                                                                                28,977                  38,027
    Accrued compensation and benefits                                                               29,067                  30,190
    Accrued expenses and other current liabilities (note 5)                                         25,855                  17,838
                                                                                                 ---------               ---------
      Total current liabilities                                                                    139,180                 129,128

Long-term debt                                                                                      10,134                   9,214
Other long-term liabilities                                                                          3,042                   2,066
Deferred income taxes                                                                               40,578                  37,158
                                                                                                 ---------               ---------
      Total liabilities                                                                            192,934                 177,566

Shareholders' equity:
Class A common stock, par value $.01, 150,000,000 shares
    authorized; 45,306,031 shares issued at March 31,
    2003 and 45,252,880 shares issued at June 30, 2002                                                 453                     453
Class B common stock, par value $.01, 600,000 shares
    authorized; no shares issued and outstanding at
    March 31, 2003 and June 30, 2002                                                                    --                      --
Preferred stock, par value $.01, 1,055,000 shares
    authorized; no shares issued and outstanding at
    March 31, 2003 and June 30, 2002                                                                    --                      --
Additional paid-in capital                                                                         278,205                 277,694
                                                                                                 ---------               ---------
                                                                                                   278,377                 278,147
Less: Treasury stock (at cost), 8,194,710 shares at
    March 31, 2003 and 6,794,510 shares at June 30, 2002                                          (203,234)               (161,428)

Retained earnings                                                                                  442,525                 394,470
                                                                                                                                --
Accumulated other comprehensive income (note 9)                                                        102                      --
                                                                                                 ---------               ---------
      Total shareholders' equity                                                                   518,051                 511,189
                                                                                                 ---------               ----------

      Total liabilities and shareholders' equity                                                 $ 710,985               $ 688,755
                                                                                                 =========               =========

See accompanying notes to consolidated financial statements.


                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)


                                                                       Three Months Ended                Nine Months Ended
                                                                            March 31,                       December 31,
                                                                      2003            2002              2003          2002
                                                                    --------        --------          --------      --------

Net sales                                                           $224,574        $227,917          $670,816      $657,499

Cost of sales                                                        112,624         119,481           336,347       351,714
                                                                    --------        --------          --------      --------

    Gross profit                                                     111,950         108,436           334,469       305,785

Operating expenses:
  Selling                                                             45,257          41,461           132,022       120,185
  General and administrative                                          34,632          30,973           101,348        89,857
  Restructuring and impairment charges                                13,223               -            13,223             -
                                                                    --------        --------          --------      --------
       Total operating expenses                                       93,112          72,434           246,593       210,042
                                                                    --------        --------          --------      --------

    Operating income                                                  18,838          36,002            87,876        95,743

Interest and other miscellaneous income, net                              58           1,063               799         2,621

Interest and other related financing costs                               130             137               507           462
                                                                    --------        --------          --------      --------

    Income before income taxes                                        18,766          36,928            88,168        97,902

Income tax expense                                                     7,094          13,959            33,328        37,007
                                                                    --------        --------          --------      --------

    Net income                                                      $ 11,672        $ 22,969          $ 54,840      $ 60,895
                                                                    ========        ========          ========      ========


PER SHARE DATA (NOTE 8):
-----------------------

Basic earnings per common share:

    Net income per basic share                                      $   0.31        $   0.59          $   1.45      $   1.57
                                                                    ========        ========          ========       =======

    Basic weighted average common shares                              37,560          38,734            37,771        38,879


Diluted earnings per common share:

    Net income per diluted share                                    $   0.30        $   0.58          $   1.42      $   1.52
                                                                    ========        ========          ========      ========

    Diluted weighted average common shares                            38,546          39,898            38,751        39,983



See accompanying notes to consolidated financial statements.


                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                                                                                    Nine Months Ended
                                                                                                        March 31,
                                                                                               2003                     2002
                                                                                             --------                 --------

Operating activities:
     Net income                                                                              $ 54,840                 $ 60,895
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                                         15,861                   14,271
         Compensation expense (benefit) related to
           restricted stock award                                                                (381)                     (40)
         Provision (benefit) for deferred income taxes                                         (3,246)                     440
         Restructuring and impairment charge                                                   13,223                        -
         Other non-cash expense (income)                                                           35                   (1,069)
         Change in assets and liabilities, net of the
           effects of acquired and divested businesses:
               Accounts receivable                                                              2,900                   (3,213)
               Inventories                                                                    (12,251)                  21,675
               Prepaid and other current assets                                                (3,322)                     532
               Other assets                                                                       (45)                    (292)
               Customer deposits                                                                7,460                    2,512
               Accounts payable                                                                (5,133)                    (309)
               Income taxes payable                                                               779                    4,758
               Accrued expenses and other current liabilities                                   2,821                   (1,044)
               Other long-term liabilities                                                        450                     (621)
                                                                                             --------                 --------

Net cash provided by operating activities                                                      73,991                   98,495
                                                                                             --------                 --------

Investing activities:
     Proceeds from the disposal of property, plant
       and equipment                                                                            2,528                    4,694
     Capital expenditures                                                                     (23,334)                 (22,289)
     Acquisitions                                                                             (10,880)                 (42,386)
     Other                                                                                        207                      103
                                                                                             --------                 --------

Net cash used in investing activities                                                         (31,479)                 (59,878)
                                                                                             --------                 --------

Financing activities:
     Borrowings on revolving credit facility                                                       --                       --
     Payments on revolving credit facility                                                         --                       --
     Other payments on long-term debt and capital
       leases                                                                                  (3,476)                    (138)
     Net proceeds from issuance of common stock                                                   593                    1,383
     Dividends paid                                                                            (6,849)                  (4,657)
     Payments to acquire treasury stock                                                       (48,281)                 (21,057)
                                                                                             --------                 --------

Net cash used in financing activities                                                         (58,013)                 (24,469)
                                                                                             --------                 --------

Net (decrease) increase in cash and cash equivalents                                          (15,501)                  14,148

Cash and cash equivalents - beginning of period                                                75,688                   48,112
                                                                                             --------                 --------

Cash and cash equivalents - end of period                                                    $ 60,187                 $ 62,260
                                                                                             ========                 ========



See accompanying notes to consolidated financial statements.



                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        NINE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                       Accumulated
                                                      Additional                             Other
                                            Common       Paid-in        Treasury     Comprehensive      Retained
                                             Stock       Capital           Stock            Income      Earnings        Total
                                            ------    ----------        --------     -------------      --------        -----


Balance at June 30, 2002                     $ 453      $277,694       $(161,428)          $    --      $394,470      $511,189

Issuance of 53,151 shares of common
   stock upon the exercise of stock
   options                                      --           212              --                --            --           212

Purchase of 1,400,200 shares of
   treasury stock                               --            --         (41,806)               --            --       (41,806)

Tax benefit associated with exercise
   of employee stock options                    --           299              --                --            --           299

Dividends declared on common stock              --            --              --                --        (6,785)       (6,785)

Other comprehensive income (note 9)             --            --              --               102            --           102
Net income                                      --            --              --                --        54,840        54,840
                                                                                                                      --------
   Total comprehensive income                                                                                           54,942
                                             -----      --------       ----------           ------      --------      --------

Balance at March 31, 2003                    $ 453      $278,205       $(203,234)           $  102      $442,525      $518,051
                                             =====      ========       ==========           ======      ========      ========


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

(2)      INTERIM FINANCIAL PRESENTATION

         All intercompany accounts and transactions have been eliminated in the consolidated financial statements. In the opinion of the Company, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been included in the financial statements. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of results for the fiscal year. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

         Certain reclassifications have been made to prior year financial information in order to conform to the current year's presentation. These changes were made for disclosure purposes only and did not have an impact on previously reported results of operations or shareholders' equity.

(3)      EMPLOYEE STOCK PLANS

         The Company's 1992 Stock Option Plan (the "Plan") is accounted in accordance with the recognition and measurement provisions of
         Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations, which employs the intrinsic value method of measuring compensation cost. Accordingly, no stock-based employee compensation cost is reflected in net income for options granted under the Plan as the exercise price of all options is equal to the market value of the underlying common stock on the date of grant. Other stock-based award programs provided for under the Plan may result in the recognition of compensation expense (benefit) to the extent they are deemed to be variable plans (as that term is defined in APB No. 25). The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, had been applied to all outstanding and unvested awards in each period. The Company employs the Black-Scholes option-pricing model in estimating the fair value of stock options granted.

                                                                     Three Months Ended            Nine Months Ended
                                                                          March 31,                    March 31,
                                                                     2003         2002            2003          2002
                                                                   -------       ------          ------        ------

          Net income as reported                                   $11,672      $22,969          $54,840       $60,895

          Add: Stock-based employee compensation
             expense (benefit) included in reported
             net income, net of related tax effects                     11          113             (237)          (26)

          Deduct: Stock-based employee compensation
             expense determined under the fair value-
             based method for all awards granted since
             July 1, 1995, net of related tax effects                 (743)        (295)          (1,936)         (875)
                                                                   -------      -------          -------       -------

          Pro forma net income                                     $10,940      $22,787          $52,667       $59,994
                                                                   =======      =======          =======       =======

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                                                     Three Months Ended            Nine Months Ended
                                                                          March 31,                    March 31,
                                                                     2003         2002            2003          2002
                                                                   -------       ------          ------        ------

           Earnings per share:
              Basic - as reported                                   $0.31        $0.59           $1.45          $1.57
                                                                    =====        =====           =====          =====
              Basic - pro forma                                     $0.29        $0.59           $1.39          $1.54
                                                                    =====        =====           =====          =====

              Diluted - as reported                                 $0.30        $0.58           $1.42          $1.52
                                                                    =====        =====           =====          =====
              Diluted - pro forma                                   $0.28        $0.57           $1.36          $1.50
                                                                    =====        =====           =====          =====


(4)      INVENTORIES

         Inventories at March 31, 2003 and June 30, 2002 are summarized as follows (in thousands):


                                         March 31,                 June 30,
                                           2003                      2002
                                        ---------                 --------

          Finished goods                 $143,747                 $123,906
          Work in process                  16,005                   15,418
          Raw materials                    36,341                   34,823
                                         --------                 --------
                                         $196,093                 $174,147
                                         ========                 ========

         Inventories are presented net of a related valuation allowance of $4.3 million and $4.0 million at March 31, 2003 and June 30, 2002, respectively.


(5)      RESTRUCTURING AND IMPAIRMENT CHARGES

         During the current quarter, the Company announced a plan which will involve the closure of three of its smaller manufacturing facilities. Closure of these facilities is expected to result in the elimination of approximately 580 employees; 340 employees effective April 21, 2003, and 240 employees expected to be terminated throughout the last quarter of fiscal 2003 and the first quarter of fiscal 2004. A pre-tax restructuring and impairment charge of $13.4 million was recorded for costs associated with these plant closings, of which $4.5 million principally relates to employee severance and benefits costs and plant exit costs, and $8.9 million relates to a fixed asset impairment charge, primarily for properties and machinery and equipment of the closed facilities.

         In the fourth quarter of fiscal 2002, the Company initiated a plan which involved the closure of one of its manufacturing facilities as well as the rough mill operation of a separate facility. Closure of these facilities resulted in the elimination of approximately 220 employees; 150 employees effective June 29, 2002, and 70 employees terminated during the first quarter of fiscal 2003. A pre-tax restructuring and impairment charge of $5.1 million was recorded for costs associated with these plant closings, of which $2.0 million principally related to employee severance and benefits costs and plant exit costs, and $3.1 million related to a fixed asset impairment charge, primarily for properties and machinery and equipment of the closed facilities. During the quarter ended March 31, 2003, adjustments totaling $0.2 million were recorded to reverse certain of these previously established accruals which are no longer required.

         In the fourth quarter of fiscal 2001, the Company announced the closure of three of its manufacturing facilities and the elimination of approximately 350 employees effective August 6, 2001. A pre-tax restructuring and impairment charge of $6.9 million was recorded for costs associated with the plant closings, of which $3.3 million principally related to employee severance and benefits costs and plant exit costs, and $3.6 million related to a fixed asset impairment charge, primarily for properties and machinery and equipment of the closed facilities.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


         As of March 31, 2003, restructuring reserves totaling $4.6 million were included in the Consolidated Balance Sheet as an accrued expense within current liabilities. In addition, total impairment charges of $15.6 million ($8.9 million, $3.1 million and $3.6 million in 2003, 2002 and 2001, respectively) were recorded to reduce certain property, plant and equipment to their net realizable value.

         Activity in the Company's restructuring reserves is summarized as follows (in thousands):

              FISCAL 2003 RESTRUCTURING
              -------------------------
                                                                 Original           Cash             Non-cash
                                                                  Charges         Payments           Utilized           Total
                                                                 --------         --------           --------           -----

              Employee severance and other
               related payroll and benefit
               costs                                             $  4,339          $    --           $    --           $ 4,339
              Plant exit costs and other                              150               --                --               150
              Write-down of long-lived assets                       8,884               --            (8,884)               --
                                                                 --------          -------           -------            ------
              Balance as of March 31, 2003                       $ 13,373          $    --           $(8,884)          $ 4,489
                                                                 ========          =======           =======            ======

              FISCAL 2002 RESTRUCTURING
              -------------------------                          Original           Cash             Non-cash
                                                                  Charges         Payments           Utilized           Total
                                                                 --------         --------           --------           -----
              Employee severance and other
               related payroll and benefit
               costs                                              $ 1,847          $(1,757)          $   (90)          $    --
              Plant exit costs and other                              171              (37)              (60)               74
              Write-down of long-lived assets                       3,105               --            (3,105)                -
                                                                  -------          -------           -------           -------
              Balance as of March 31, 2003                        $ 5,123          $(1,794)          $(3,255)          $    74
                                                                  =======          =======           =======           =======

              FISCAL 2001 RESTRUCTURING
              -------------------------                          Original            Cash             Non-cash
                                                                  Charges         Payments           Utilized           Total
                                                                 --------         --------           --------           -----
              Employee severance and other
               related payroll and benefit
               costs                                              $ 2,974          $(2,916)          $   (58)          $    --
              Plant exit costs and other                              332             (260)              (34)               38
              Write-down of long-lived assets                       3,600               --            (3,600)               --
                                                                  -------          -------           -------           -------
              Balance as of March 31, 2003                        $ 6,906          $(3,176)          $(3,692)          $    38
                                                                  =======          =======           =======           =======


(6)      GOODWILL AND OTHER INTANGIBLE ASSETS

         As of March 31, 2003, the Company had goodwill, including product technology, (net of accumulated amortization) of $58.6 million and other identifiable intangible assets (net of accumulated amortization) of $19.7 million. Comparable balances as of June 30, 2002 were $50.0 million and $19.7 million, respectively.

         Goodwill in the wholesale and retail segments was $27.5 million and $31.1 million, respectively, at March 31, 2003 and $27.5 million and $22.5 million, respectively, at June 30, 2002. The wholesale segment, at both dates, includes additional intangible assets of $19.7 million. These assets consist of Ethan Allen trade names which, prior to the Company's adoption of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE
         ASSETS, on July 1, 2001, were being amortized over 40 years. In connection with the adoption of SFAS No. 142, the Company re-assessed the useful lives of goodwill and other intangible assets and both were determined to have indefinite useful lives. As such, amortization ceased on that date. No impairment losses were recorded on these intangible assets as a result of the adoption of SFAS No. 142.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(7)      LITIGATION

         The Company has been named as a potentially responsible party ("PRP") for the cleanup of three active sites currently listed or proposed for inclusion on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company has resolved its liability at one of the sites by completing remedial action activities. With regard to the other two sites, the Company does not anticipate incurring significant cost as it believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the sites. However, liability under CERCLA may be joint and several. Additionally, the Company was previously notified by the State of New York that it may be a PRP in a separate, unrelated matter. There have been no further developments in this matter during the current period. As a result, the extent of any adverse effect on the Company's financial condition, results of operations, or cash flows with respect to this matter cannot be reasonably estimated at this time.


(8)      EARNINGS PER SHARE

         Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

                                                               Three Months Ended            Nine Months Ended
                                                                    March 31,                    March 31,
                                                                2003       2002              2003        2002
                                                               ------     ------           ------       ------

              Weighted average common shares
                outstanding for basic calculation              37,560     38,734           37,771       38,879

              Add: Dilutive effect of stock
                options and warrants                              986      1,164              980        1,104
                                                               ------     ------           ------       ------

              Weighted average common shares
                outstanding, adjusted for diluted
                calculation                                    38,546     39,898           38,751       39,983
                                                               ======     ======           ======       ======

         As of March 31, 2003 and 2002, stock options to purchase 733,900 shares and 14,200 shares of common stock, respectively, had exercise prices which exceeded the average market price for the corresponding period. These options have been excluded from the respective diluted earnings per share calculation as their impact is anti-dilutive.


(9)      COMPREHENSIVE INCOME

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

         The Company's other comprehensive income, which is attributable solely to foreign currency translation adjustments, was $0.1 million for the nine-month period ended March 31, 2003. This amount, as well as the Company's accumulated other comprehensive income included in equity, are the result of changes in foreign currency exchange rates related to the operations of 7 Ethan Allen-owned retail stores located in Canada. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(10)     SEGMENT INFORMATION

         The Company's reportable segments are strategic business areas which operate separately but which both offer the Company's complete line of home furnishings through their own distinctive services. The Company's operations are classified into two segments: wholesale and retail.

         The wholesale segment is principally involved in the manufacture, sale and distribution of home furnishings to a network of independently-owned and Ethan Allen-owned stores. Wholesale profitability includes the wholesale gross margin, which is earned on wholesale sales to all retail stores, including Ethan Allen-owned stores.

         The retail segment sells home furnishings through a network of Ethan Allen-owned stores. Retail profitability includes the retail gross margin, which represents the difference between retail sales price and the cost of goods purchased from the wholesale segment.

         While the manner in which the Company's home furnishings are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacture and distribution versus retail sales) are different. Within the wholesale segment, the Company maintains revenue information according to the type of furnishing (i.e. case goods (wood furniture), upholstery and home accessories). A breakdown of wholesale sales by these product lines for the three and nine months ended March 31, 2003 and March 31, 2002 is provided below:

                                             Three Months Ended       Nine Months Ended
                                                  March 31,               March 31,
                                              2003       2002         2003        2002
                                              ----       ----         ----        ----

           Case Goods                          53%        58%          53%         57%
           Upholstered Products                32         29           32          30
           Home Accessories and Other          15         13           15          13
                                              ---        ---          ---         ---
                                              100%       100%         100%        100%
                                              ===        ===          ===         ===


         Similar product information is not available within the retail segment as it is not practicable.

         The Company evaluates performance of the respective segments based upon revenues and operating income. Inter-segment eliminations result, primarily, from the wholesale sale of inventory between segments, including the related profit margin. Inter-segment eliminations also include items not allocated to reportable segments.

         The following table presents segment information for the three and nine months ended March 31, 2003 and 2002 (in thousands):

                                                       Three Months Ended                 Nine Months Ended
                                                           March 31,                          March 31,
                                                      2003          2002                2003           2002
                                                    --------      --------            --------       --------
         NET SALES:
         Wholesale segment                          $173,890      $172,389            $490,098       $485,479
         Retail segment                              127,328       115,811             387,101        331,566
         Elimination of inter-company sales          (76,644)      (60,283)           (206,383)      (159,546)
                                                    --------      --------            --------       --------
           Consolidated Total                       $224,574      $227,917            $670,816       $657,499
                                                    ========      ========            ========       ========

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                                                          Three Months Ended              Nine Months Ended
                                                                               March 31,                      March 31,
                                                                          2003            2002            2003            2002
                                                                          -----           -----           ----            ----

         OPERATING INCOME:
         Wholesale segment                                              $ 20,949         $ 32,295       $ 77,838       $ 80,032
         Retail segment                                                    2,223            5,305         13,326         16,034
         Elimination (1)                                                  (4,334)          (1,598)        (3,288)          (323)
                                                                        --------          -------       --------       --------
           Consolidated Total                                           $ 18,838         $ 36,002       $ 87,876       $ 95,743
                                                                        ========         ========       ========       ========

         CAPITAL EXPENDITURES:
         Wholesale segment                                              $  2,095         $  2,163       $  9,802       $  8,910
         Retail segment                                                    4,314            2,417         13,532         13,379
         Acquisitions (2)                                                    138           31,902         10,880         42,386
                                                                        --------         --------       --------       --------
            Consolidated Total                                          $  6,547         $ 36,482       $ 34,214       $ 64,675
                                                                        ========         ========       ========       ========


                                                                        March 31,        June 30,
                                                                          2003              2002
                                                                        --------         --------
         TOTAL ASSETS:
         Wholesale segment                                              $442,962         $459,311
         Retail segment                                                  304,039          259,770
         Inventory profit elimination (3)                                (36,016)         (30,326)
                                                                        --------         --------
            Consolidated Total                                          $710,985         $688,755
                                                                        ========         ========

         (1) Adjustment represents the change in the elimination entry for profit in ending inventory.

         (2) There were no acquisitions completed during the three months ended March 31, 2003. For the three months ended March 31, 2002, acquisitions include the purchase of 10 retail stores. For the nine month period ended March 31, 2003, acquisitions include the purchase of 15 retail stores, while for the nine month period ended March 31, 2002, acquisitions include the purchase of 20 retail stores.

         (3) Inventory profit elimination reflects the embedded wholesale profit in the Ethan Allen-owned store inventory that has not been realized. These profits will be realized when inventory is shipped to the retail customer.

         At March 31, 2003, there are 26 Ethan Allen retail stores located outside the United States, of which 19 are independently-owned. Approximately 2% of the Company's net sales for the three and nine month periods ended March 31, 2003 and 2002 were derived from sales to non-domestic, independently-owned retail stores.


(11)     RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2002, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". EITF 00-21 provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services, and rights to use assets into separate units of accounting. The provisions of this EITF consensus are effective for arrangements entered into in fiscal periods beginning after June 15, 2003. The related transition provisions allow for either prospective application or a cumulative effect adjustment upon adoption. The Company plans to adopt EITF 00-21 in the quarter beginning July 1, 2003 and is currently evaluating its impact. At this time, the Company does not expect that application of the provisions of this authoritative guidance will have a material effect on the consolidated financial statements.

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

         In accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which was adopted by the Company on July 1, 2001, goodwill and other intangible assets are to be evaluated for impairment at the reporting unit level on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. The Company conducts its required annual impairment test during the fourth quarter of each fiscal year using a discounted cash flow model to estimate the fair value of a reporting unit. This model requires the use of long-term planning forecasts and assumptions regarding industry-specific economic conditions that are outside the control of the Company.

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

         INVENTORIES - Inventories (finished goods, work in process and raw materials) are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory (i.e. material, labor and manufacturing overhead costs). The Company estimates an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

         REVENUE RECOGNITION - Revenue is recognized when all of the following have occurred: persuasive evidence of a sales arrangement exists (e.g. a wholesale purchase order or retail sales invoice); the sales arrangement specifies a fixed or determinable sales price; product is shipped or services are provided to the customer; and collectibility is reasonably assured. This generally occurs upon the shipment of goods to independent dealers or, in the case of Ethan Allen-owned retail stores, upon delivery to the customer. Recorded sales provide for estimated returns and allowances. The Company permits retail customers to return defective products and incorrect shipments for credit against other purchases. Terms offered by the Company are standard for the industry.

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


RESULTS OF OPERATIONS

         The Company's revenues are comprised of wholesale sales to dealer-owned and Ethan Allen-owned retail stores and retail sales of Ethan Allen-owned stores. See Note 10 to the Company's Consolidated Financial Statements for the three and nine months ended March 31, 2003 and 2002. The components of consolidated revenues and operating income are as follows (in millions):

                                                           Three Months Ended             Nine Months Ended
                                                                March 31,                     March 31,
                                                         2003           2002            2003          2002
                                                        ------         ------           ----          ----

           REVENUE:
           Wholesale segment                            $173.9         $172.4          $490.1        $485.5
           Retail segment                                127.3          115.8           387.1         331.6
           Elimination of inter-segment sales            (76.6)         (60.3)         (206.4)       (159.6)
                                                        ------         ------          ------        ------
             Consolidated Revenue                       $224.6         $227.9          $670.8        $657.5
                                                        ======         ======          ======        ======

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                                                           Three Months Ended            Nine Months Ended
                                                               March 31,                     March 31,
                                                         2003           2002            2003          2002
                                                        ------         ------           ----          ----
           OPERATING INCOME:
           Wholesale segment                            $ 20.9         $ 32.3          $ 77.8        $ 80.0
           Retail segment                                  2.2            5.3            13.3          16.0
           Elimination                                    (4.3)          (1.6)           (3.2)         (0.3)
                                                        ------         ------          ------        ------
             Consolidated Operating Income              $ 18.8         $ 36.0          $ 87.9        $ 95.7
                                                        ======         ======          ======        ======


THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

         Consolidated revenue for the three months ended March 31, 2003 totaled $224.6 million, representing a decrease of $3.3 million, or 1.5%, from $227.9 million reported for the three months ended March 31, 2002. Results for the quarter reflect softer business conditions caused by the current economic and geo-political environment and the effects of poor weather conditions experienced throughout much of the country during the period. As a result of these factors, the incoming order rate was adversely impacted. The continued expansion and strategic re-positioning of the Company's retail segment served to partially offset the effects of these factors.

         Total wholesale revenue for the third quarter of fiscal year 2003 increased by $1.5 million, or 0.9%, to $173.9 million from $172.4 million in the third quarter of fiscal year 2002. The wholesale segment experienced only marginal growth as a result of the continued challenges posed by the state of the U.S. economy and the ongoing geo-political situation, both of which have impacted consumer confidence and related spending habits.

         Total retail revenue from Ethan Allen-owned stores for the three months ended March 31, 2003 increased by $11.5 million, or 9.9%, to $127.3 million from $115.8 million for the three months ended March 31, 2002. The increase in retail sales by Ethan Allen-owned stores was attributable to an increase in sales generated by newly-opened or acquired stores of $19.6 million, partially offset by a decrease in comparable store delivered sales of $4.8 million, or 4.3%, and a decrease resulting from closed stores, which generated $3.3 million fewer sales in fiscal year 2003 as compared to fiscal year 2002. The number of Ethan Allen-owned stores increased to 120 as of March 31, 2003 as compared to 102 as of March 31, 2002. During that twelve month period, the Company acquired 15 stores from independent dealers, relocated 2 stores, opened 4 new stores, and closed 1 store.

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

         Total booked orders, which include wholesale orders and written business of Ethan Allen-owned retail stores, decreased 5.5% from the prior year quarter, reflecting softer business conditions caused by the current economic and geo-political environment and the effects of poor weather conditions experienced throughout much of the country during the period, partially offset by the continued expansion and strategic re-positioning of the Company's retail segment. Comparing the current quarter to the prior year quarter, wholesale orders decreased 8.9% while Ethan Allen-owned store orders increased 4.4%. Comparable store written business decreased 9.2% over that same period.

         Gross profit increased during the third quarter to $112.0 million from $108.4 million in the third quarter of the prior year. The $3.6 million, or 3.2%, increase in gross profit was primarily attributable to (i) a higher percentage of retail sales to total sales (57% in the current year quarter compared to 51% in the prior year quarter), and (ii) lower costs associated with sales returns and allowances and certain raw materials. Gross profit for the quarter was also positively impacted, to a lesser extent, by higher margins attributable to the off-shore sourcing of certain recent product

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


introductions. Consolidated gross margin increased to 49.8% in the third quarter of fiscal year 2003 from 47.6% in the prior year third quarter. The gross margin was positively impacted as a result of the factors identified previously.

         The Company recorded a pre-tax restructuring and impairment charge of $13.4 million during the current quarter related to the consolidation of three of its smaller manufacturing facilities. Closure of these facilities is expected to result in the elimination of approximately 580 employees; 340 employees effective April 21, 2003, and 240 employees expected to be terminated throughout the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004. The costs incurred in closing the facilities consist, primarily, of severance and related payroll and benefit costs, the write-down of long-lived assets such as real estate and machinery and equipment, and other plant exit costs. In addition, adjustments totaling $0.2 million were made during the current quarter to reverse certain other restructuring accruals established in fiscal 2002 which are no longer required.

         Including current period restructuring and impairment charges of $13.2 million, operating expenses increased $20.7 million to $93.1 million, or 41.5% of net sales, in the current quarter from $72.4 million, or 31.8% of net sales, in the prior year comparable quarter. This increase is primarily attributable to the aforementioned restructuring and impairment charges, further expansion of the retail segment, and the higher percentage of retail sales to total sales in the current quarter as compared to the prior year quarter. The addition of 18 net new Ethan Allen-owned stores since March 2002 has resulted in higher costs associated with warehousing and delivery, occupancy, advertising, healthcare, district management and design consultant salaries. These increases were partially offset by lower costs within the wholesale segment as a result of a continued Company-wide focus on cost containment and the level of wholesale sales volume.

         Including current period restructuring and impairment charges of $13.2 million, operating income for the three months ended March 31, 2003 was $18.8 million, or 8.4% of net sales, compared to $36.0 million, or 15.8% of net sales, for the three months ended March 31, 2002. The decrease of $17.2 million is primarily attributable to the aforementioned restructuring and impairment charges and increased operating expenses resulting from the continued expansion of the retail segment, partially offset by a higher gross margin and lower operating expenses at the wholesale level, both of which were noted previously.

         Including current period restructuring and impairment charges of $13.2 million, total wholesale operating income for the third quarter of fiscal year 2003 was $20.9 million, or 12.0% of net sales, compared to $32.3 million, or 18.7% of net sales, in the third quarter of fiscal year 2002. The decrease of $11.4 million is primarily attributable to the aforementioned restructuring and impairment charges, partially offset by a decrease in operating expenses and lower costs associated with sales returns and allowances and certain raw materials.

         During the current quarter, operating income for the retail segment decreased $3.1 million to $2.2 million, or 1.7% of net sales, from $5.3 million, or 4.6% of net sales, in the prior year quarter. The decrease in retail operating income generated by Ethan Allen-owned stores is primarily attributable to a 4.3% decline in comparable store delivered sales, reduced sales volume resulting from closed stores, and higher operating expenses related to the addition of 18 net new stores since March 2002, partially offset by increased sales volume associated with new stores.

         Interest and other miscellaneous income for the current quarter was $0.1 million, a decrease of $1.0 million from the prior year quarter. The decrease is primarily the result of gains totaling $0.7 million recognized in the prior year quarter related to the sale of certain real estate.

         Income tax expense was $7.1 million for the quarter ended March 31, 2003 as compared to $14.0 million for the comparable quarter in the prior year. The Company's effective tax rate was 37.8% in both periods.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


         Including the current period restructuring and impairment charges of $13.2 million ($8.2 million, net of tax), the Company recorded net income for the three months ended March 31, 2003 of $11.7 million, as compared to $23.0 million for the three months ended March 31, 2002. Earnings per diluted share amounted to $0.30 for the current quarter versus $0.58 per diluted share in the prior year quarter.

NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO NINE MONTHS ENDED MARCH 31, 2002

         Consolidated revenue for the nine months ended March 31, 2003 increased by $13.3 million, or 2.0%, to $670.8 million from $657.5 million for the nine months ended March 31, 2002. Net sales increased due to the continued expansion and strategic re-positioning of the Company's retail segment, partially offset by the effects of a relative softness in consumer spending caused by a sluggish economy during the past nine months.

         Total wholesale revenue for the first nine months of fiscal year 2003 increased by $4.6 million, or 1.0%, to $490.1 million from $485.5 million in the first nine months of fiscal year 2002. The wholesale segment experienced only marginal growth as a result of the continued challenges posed by the state of the U.S. economy and the ongoing geo-political situation, both of which have impacted consumer confidence and related spending habits.

         Total retail revenue from Ethan Allen-owned stores for the nine months ended March 31, 2003 increased by $55.5 million, or 16.7%, to $387.1 million from $331.6 million for the nine months ended March 31, 2002. The increase in retail sales by Ethan Allen-owned stores was attributable to an increase in sales generated by newly-opened or acquired stores of $78.2 million, partially offset by a decrease in comparable store delivered sales of $11.9 million, or 3.7%, and a decrease resulting from closed stores, which generated $10.8 million fewer sales in fiscal year 2003 as compared to fiscal year 2002.

         Total booked orders, which include wholesale orders and written business of Ethan Allen-owned retail stores, increased from the prior year nine month period by 3.3%, reflecting the continued expansion and strategic re-positioning of the Company's retail segment, partially offset by the effects of softer business conditions and a reduction in consumer spending. Comparing the current nine month period to the prior year nine month period, wholesale orders decreased 0.9% while Ethan Allen-owned store orders increased 17.2%. Comparable store written business decreased 3.2% over that same period.

         Gross profit increased during the first nine months of the current year to $334.5 million from $305.8 million in the first nine months of the prior year. The $28.7 million, or 9.4%, increase in gross profit was primarily attributable to (i) a higher percentage of retail sales to total sales (58% in the current nine month period compared to 50% in the prior year nine month period), (ii) lower costs associated with wholesale sales returns and allowances and certain raw materials, and (iii) higher margins attributable to the off-shore sourcing of certain recent product introductions and increased production efficiencies resulting from the Company's continued focus on quality. Consolidated gross margin increased to 49.9% for the first nine months of fiscal year 2003 from 46.5% in the first nine months of the prior fiscal year. The gross margin was positively impacted as a result of the factors identified previously.

         The Company recorded a pre-tax restructuring and impairment charge of $13.4 million during the current period related to the consolidation of three of its smaller manufacturing facilities. Closure of these facilities is expected to result in the elimination of approximately 580 employees; 340 employees effective April 21, 2003, and 240 employees expected to be terminated throughout the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004. The costs incurred in closing the facilities consist, primarily, of severance and related payroll and benefit costs, the write-down of long-lived assets such as real estate and machinery and equipment, and other plant exit costs. In addition, adjustments totaling $0.2 million were made during the current quarter to reverse certain other restructuring accruals established in fiscal 2002 which are no longer required.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


         Including current period restructuring and impairment charges of $13.2 million, operating expenses increased $36.6 million to $246.6 million, or 36.8% of net sales, in the current year nine month period from $210.0 million, or 31.9% of net sales, in the prior year nine month period. This increase is primarily attributable to the further expansion of the retail segment and the higher percentage of retail sales to total sales in the current period as compared to the prior year period, as well as the aforementioned restructuring and impairment charges. The addition of 18 net new Ethan Allen-owned stores since March 2002 has resulted in higher costs associated with warehousing and delivery, occupancy, advertising, healthcare, district management and design consultant salaries. These increases were partially offset by lower costs within the wholesale segment as a result of a continued Company-wide focus on cost containment and the level of wholesale sales volume.

         Including current period restructuring and impairment charges of $13.2 million, operating income for the nine months ended March 31, 2003 was $87.9 million, or 13.1% of net sales, compared to $95.7 million, or 14.6% of net sales, for the nine months ended March 31, 2002. The decrease of $7.8 million is primarily attributable to the aforementioned restructuring and impairment charges and increased operating expenses resulting from the continued expansion of the retail segment, partially offset by a higher gross margin and lower operating expenses at the wholesale level, as noted previously.

         Including current period restructuring and impairment charges of $13.2 million, total wholesale operating income for the first nine months of fiscal year 2003 was $77.8 million, or 15.9% of net sales, compared to $80.0 million, or 16.5% of net sales, in the first nine months of fiscal year 2002. The decrease of $2.2 million is primarily attributable to the aforementioned restructuring and impairment charges, partially offset by (i) a decrease in operating expenses, (ii) lower costs associated with sales returns and allowances and certain raw materials, and (iii) higher margins attributable to the off-shore sourcing of certain recent product introductions and increased production efficiencies resulting from the Company's continued focus on quality.

         Operating income for the retail segment during the current nine month period decreased $2.7 million to $13.3 million, or 3.4% of net sales, from $16.0 million, or 4.8% of net sales, in the prior year nine month period. The decrease in retail operating income generated by Ethan Allen-owned stores is primarily attributable to a 3.7% decline in comparable store delivered sales, reduced sales volume resulting from closed stores, and higher operating expenses related to the addition of 18 net new stores since March 2002, partially offset by increased sales volume associated with new stores.

         Interest and other miscellaneous income for the current year nine month period was $0.8 million, a decrease of $1.8 million from the prior year nine month period. The decrease is due, primarily, to (i) the Company's share of current year losses incurred in connection with the start-up of its United
Kingdom joint venture with MFI Furniture Group Plc., (ii) higher gains recognized in the prior year in connection with the sale of real estate, and
(iii) a decrease in interest income as a result of a decline in interest rates during the period.

         Income tax expense was $33.3 million for the nine months ended March 31, 2003 as compared to $37.0 million for the comparable nine month period in the prior year. The Company's effective tax rate was 37.8% in both periods.

         Including the current period restructuring and impairment charges of $13.2 million ($8.2 million, net of tax), the Company recorded net income for the nine months ended March 31, 2003 of $54.8 million, as compared to $60.9 million for the nine months ended March 31, 2002. Earnings per diluted share amounted to $1.42 for the current period versus $1.52 per diluted share in the prior year period.


FINANCIAL CONDITION AND LIQUIDITY

         The Company's principal sources of liquidity are cash flow from operations and borrowing capacity under a revolving credit facility. Net cash provided by operating

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

activities totaled $74.0 million for the nine months ended March 31, 2003, compared to $98.5 million for the nine months ended March 31, 2002. The year-over-year decrease of $24.5 million in net cash provided by operating activities was principally the result of (i) inventory levels which, net of inventories totaling $9.7 million acquired in the purchase of retail stores, increased $12.2 million during the current period, representing a $33.9 million variance from the decrease in inventory noted in the prior year period, (ii) a decrease in net income ($6.1 million) and (iii) an increase in cash required to satisfy outstanding accounts payable ($4.8 million). These variances were partially offset by (i) the restructuring and impairment charges recorded during the quarter ($13.2 million), (ii) an increase in cash collected on outstanding accounts receivable ($6.1 million), and (iii) an increase in customer deposits ($4.9 million).

         The increase in inventory levels since June 2002 is the result of several factors, including (i) better stock position in the Townhouse product line, (ii) build-up associated with both the introduction of the Tuscany product line in the Spring of 2003 and the Company's decision to close three of its manufacturing facilities, (iii) an increase in raw materials, particularly logs, as a result of seasonal factors, (iv) an increase in the number of Company-owned retail stores, and (v) overall softer business conditions experienced during the period.

         During the current nine month period, net cash used in investing activities decreased to $31.5 million from $59.9 million in the prior year nine month period. Of those amounts, $10.9 million was used to finance acquisitions during the current year as compared to $42.4 million in the prior year. During the nine months ended March 31, 2003, capital spending, exclusive of acquisitions, totaled $23.3 million as compared to $22.3 million for the nine months ended March 31, 2002. The current level of capital spending is principally attributable to (i) new store development and renovation and (ii) technology improvements. Capital expenditures for fiscal year 2003, exclusive of acquisitions, are anticipated to be approximately $35.0 million. The Company anticipates that cash from operations will be sufficient to fund such capital expenditures.

         Net cash used in financing activities totaled $58.0 million in the current nine month period as compared to $24.5 million in the prior year nine month period, an increase of $33.5 million. The increase in net cash used in financing activities is primarily the result of an increase in payments related to the acquisition of treasury stock ($27.2 million), the repayment of debt ($3.3 million), and an increase in dividends paid ($2.2 million). Total debt outstanding at March 31, 2003 was $10.3 million. At March 31, 2003, there were no revolving loans outstanding and $19.6 million of trade and standby letters of credit outstanding under the Company's credit facility. The Company had $105.4 million available under its revolving credit facility at March 31, 2003.

         The Company has been authorized by its Board of Directors to repurchase its common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. The Company also retires shares of unvested restricted stock and, prior to June 30, 2002, repurchased shares of common stock from terminated or retiring employee's accounts in the Ethan Allen Retirement Savings Plan. All of the Company's common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders' equity. During the first nine months of fiscal year 2003 and 2002, the Company repurchased the following shares of its common stock:

                                                   Nine Months Ended
                                                        March 31,
                                                  2003            2002
                                               -----------    -----------

         Common shares repurchased               1,400,200        741,151
         Cost to repurchase common shares      $41,806,266    $21,056,478
         Average price per share                    $29.86         $28.41

         The Company funded its common stock repurchases through available cash and cash from operations. As of March 31, 2003, the Company had a remaining Board authorization to purchase 1.3 million shares.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

         As of March 31, 2003, the aggregate scheduled maturities of the Company's long-term debt for each of the next five fiscal years are as follows:
$1.0 million in fiscal 2004, $4.7 million in fiscal 2005, $0.2 million in fiscal 2006, $0.1 million in fiscal 2007, $0.1 million in fiscal 2008, and $4.2 million thereafter. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements over the next twelve months. As of March 31, 2003, the Company had working capital of $193.7 million and a current ratio of 2.39 to 1.


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


DEALER-RELATED GUARANTEES

         As part of the Company's expansion strategy for the Ethan Allen retail store network, selected independent dealers are provided, on rare occasion, with financial guarantees relating to leases in connection with certain store locations. As of March 31, 2003, one such guarantee exists. This guarantee, which has been provided by Ethan Allen Inc. on behalf of an independent dealer, has a remaining term of eighteen months, which generally represents the remaining contractual terms of the underlying lease agreement (subject to certain term limitations). The Company is obligated to act under such guarantee in the event of default by the respective dealer (lessee). The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this guarantee is limited to the amount of the remaining contractual lease payments (subject to certain term limitations) and, as such, is not an estimate of future cash flows. As of March 31, 2003, the amount of remaining contractual lease payments guaranteed by the Company was approximately $0.5 million. The Company maintains specific recourse rights related to this dealer arrangement that would enable recovery of any amount paid under this guarantee. Management expects, based on the underlying creditworthiness of the guaranteed party, this guarantee will expire without requiring funding by the Company. Accordingly, as of March 31, 2003, the carrying amount of the liability related to such guarantee is zero.

         In addition, Ethan Allen Inc. has obligated itself, on behalf of one of its independent dealers, with respect to a $1.3 million credit facility (the "Credit Facility"). This obligation requires the Company, in the event of the dealer's default under the Credit Facility, to repurchase the dealer's inventory, applying such purchase price to the dealer's outstanding indebtedness under the Credit Facility. The Company's obligation remains in effect for as long as the Credit Facility is in existence. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this obligation is limited to the amount outstanding under the Credit Facility at the time of default (subject to pre-determined lending limits based on the value of the underlying inventory) and, as such, is not an estimate of future cash flows. No specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this obligation, except to the extent that the Company maintains the right to take title to the repurchased inventory. Management anticipates that the repurchased inventory could subsequently be sold through the Company's retail store network. As of March 31, 2003, the amount outstanding under the Credit Facility totaled approximately $0.9 million, of which $0.5 million was in the form of a revolving credit line. Management expects, based on the underlying creditworthiness of the respective dealer, this obligation will expire without requiring funding by the Company. Accordingly, as of March 31, 2003, the carrying amount of the liability related to such obligation is zero.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


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

         The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this indemnification agreement is indeterminable as no such tax liability currently exists. Further, the nature, extent and magnitude of any such tax liability arising in the future as a result of an adverse tax judgment or change in applicable tax law cannot be estimated with any reasonable certainty. It should be further noted that no recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this indemnification agreement. Management expects, based on its current understanding of the applicable tax laws and the existing legal structure of the joint venture, subject to future changes in applicable laws and regulations, this cross-indemnity agreement will expire without requiring funding by the Company. Accordingly, as of March 31, 2003, the carrying amount of the liability related to this indemnification agreement is zero.


RESIDUAL VALUE GUARANTEES

         In connection with its distribution activities, the Company has entered into operating lease agreements for certain trucks and trailers within its fleet. For a portion of these vehicles, the Company has guaranteed the related residual values upon completion of the contractual lease terms. The remaining terms of such guarantees range from one to two years, and generally represent the remaining contractual terms of the underlying lease agreements. The Company is obligated to act under such guarantees in the event that the fair value of the vehicles at the end of the lease term is less than the guaranteed residual value. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under these guarantees is limited to the guaranteed residual value for each respective vehicle subject to such guarantee and, as such, is not an estimate of future cash flows. As of March 31, 2003, the Company's maximum potential exposure related to residual value guarantees was approximately $0.5 million. While no specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under these guarantees, all payments made by the Company related to such guarantees are computed net of the proceeds received by the lessor upon sale of the underlying assets. Management expects, based on historical experience and the present condition of its fleet, these guarantees will expire without requiring funding by the Company. Accordingly, as of March 31, 2003, the carrying amount of the liability related to such guarantees is zero.


PRODUCT WARRANTIES

         The Company's products, including its case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to five years and are provided based on terms that are generally accepted in the industry. All of the Company's independent dealers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. The Company records provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and makes periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of the Company's historical experience. The Company provides for such warranty issues as they become known and estimable. It is reasonably possible that, from time to time, additional

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

warranty and other related claims could arise from disputes or other matters beyond the scope of the Company's historical experience. As of March 31, 2003, the Company's product warranty liability totaled $0.8 million and, for the nine month period then ended, no settlements (in cash or in-kind) had been made.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of March 31, 2003, the Company was essentially debt-free. Cash and short-term investments totaled $60.2 million and there were no revolving loans outstanding under the Company's credit facility. The current portion of the Company's outstanding long-term debt and capital lease obligations totaled $0.2 million as of March 31, 2003, while the long-term portion totaled $10.1 million.

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

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The Company has revised the Exhibit Listing as previously submitted in connection with the filing of its Annual Report on Form 10-K for the year ended June 30, 2002, to indicate, with respect to each previously filed item, the specific prior filing where the related exhibit is located.

         Exhibit 10 (l)-1; First Amendment to Employment Agreement, dated August 1, 2002, between Mr. Kathwari and Ethan Allen Interiors, Inc.

(b)      Reports on Form 8-K

         On February 12, 2003, the Company filed with the Securities and Exchange Commission its quarterly report on Form 10-Q for the three month period ended December 31, 2002. Accompanying such report was a certification, filed on Form 8-K, of the Company's Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and attached thereto as Exhibit 99.1.

         During the three month period ended March 31, 2003, the Company filed Current Reports on Form 8-K dated February 21, 2003 and March 28, 2003, covering information reported under ITEM 9. REGULATION FD DISCLOSURE. The Company also filed a Current Report on Form 8-K dated April 22, 2003, covering information reported under ITEM 9. REGULATION FD DISCLOSURE but furnished pursuant to ITEM 12. RESULTS OF OPERATIONS AND FINANCIAL CONDITION in accordance with SEC Release No. 33-8216.

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




                           ETHAN ALLEN INTERIORS INC.
                           --------------------------
                                  (Registrant)



DATE:  May 13, 2003                        BY:    /S/  M. FAROOQ KATHWARI
                                              ---------------------------------
                                              M. Farooq Kathwari
                                              Chairman of the Board, President
                                              and Chief Executive Officer
                                              (Principal Executive Officer)



DATE:  May 13, 2003                        BY:   /S/  EDWARD D. TEPLITZ
                                              ---------------------------------
                                              Edward D. Teplitz
                                              Vice President and Chief Financial
                                              Officer
                                              (Principal Financial Officer)

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


     CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AS REQUIRED BY SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, M. Farooq Kathwari, do hereby certify that:

(1) I have reviewed the March 31, 2003 quarterly report on Form 10-Q filed by Ethan Allen Interiors Inc. (the "Company");

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




         /S/    M. FAROOQ KATHWARI                 Chairman, President and Chief
-------------------------------------------------    Executive Officer
               (M. Farooq Kathwari)

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


     CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER AS REQUIRED BY SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Edward D. Teplitz, do hereby certify that:

(1) I have reviewed the March 31, 2003 quarterly report on Form 10-Q filed by Ethan Allen Interiors Inc. (the "Company");

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


         /S/ EDWARD D. TEPLITZ                           Chief Financial Officer
--------------------------------------------------
             (Edward D. Teplitz)