Form 10-K
period 2003-06-30
ETHAN ALLEN INTERIORS INC
filed 2003-09-22
CIK 896156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] Annual Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                       June 30, 2003
                         -------------------------------------------------------
                                                      or
[ ] Transition Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

Commission file Number                          1-11692
                      ----------------------------------------------------------


                         ETHAN ALLEN INTERIORS INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                        06-1275288
-------------------------------                 --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

            Ethan Allen Drive, Danbury, CT                         06811
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code          (203) 743-8000
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

          Securities registered pursuant to Section 12(g) of the Act: None
                                                                      ----

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

The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on December 31, 2002, (the last day of the Company's most recently completed second fiscal quarter) was approximately $1,298,276,535. As of December 31, 2002 there were 37,773,539 shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The definitive Proxy Statement for the 2003 Annual Shareholders Meeting is incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

Item                                                                    Page
----                                                                    ----

                                     PART I

 1.   Business                                                            3

 2.   Properties                                                         11

 3.   Legal Proceedings                                                  12

 4.   Submission of Matters to a Vote of Security Holders                12


                                     PART II

 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters                                          13

 6.   Selected Financial Data                                            14

 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          16

 7A.  Quantitative and Qualitative Disclosure About
            Market Risk                                                  27

 8.   Financial Statements and Supplementary Data                        28

 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                          50

 9A.  Controls and Procedures                                            50


                                    PART III

10.   Directors and Executive Officers of the Registrant                 51

11.   Executive Compensation                                             51

12.   Security Ownership of Certain Beneficial Owners
            and Management                                               51

13.   Certain Relationships and Related Transactions                     51

14.   Principal Accountant Fees and Services                             51


                                     PART IV

15.   Exhibits, Financial Statement Schedule, and Reports
            on Form 8-K                                                  52

      Signatures                                                         59

                                     PART I
                                     ------

Item 1.  Business
         --------

Background
----------

      Incorporated in Delaware in 1989, Ethan Allen Interiors Inc. (together with its directly and indirectly-owned subsidiaries, "Ethan Allen" or the "Company") is a leading manufacturer and retailer of quality home furnishings and accessories, offering a full complement of home decorating solutions through the country's largest network of home furnishing retail stores. The Company was founded in 1932 and has sold products under the Ethan Allen brand name since 1937.

Mission Statement
-----------------

      The Company's primary business objective is to offer its customers a convenient, full-service, one-stop shopping alternative for their home decorating needs. In order to meet its stated objective, the Company has developed and adheres to a focused and comprehensive business strategy. The elements of this strategy, each of which represent specific home decorating solutions, include (i) the Company's vertically-integrated operating structure,
(ii) its products, (iii) its retail store network, (iv) its people, and (v) its numerous customer service offerings.

Operating Segments
------------------

      The Company's operating segments represent strategic business areas which operate separately but which both offer the Company's complete line of home furnishings through their own distinctive services. The Company's operations are classified into two such segments: wholesale and retail.

      The wholesale segment is principally involved in the development of the Ethan Allen brand, which encompasses the design, manufacture, domestic and off-shore sourcing, sale and distribution of a full range of home furnishings to a network of independently-owned and Ethan Allen-owned stores as well as related marketing and brand awareness efforts. Wholesale profitability includes the wholesale gross margin, which is earned on wholesale sales to all retail stores, including Ethan Allen-owned stores.

      The retail segment sells home furnishings to consumers through a network of Company-owned stores. Retail profitability includes the retail gross margin, which represents the difference between retail sales price and the cost of goods purchased from the wholesale segment.

      While the manner in which the Company's home furnishings are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacture and distribution versus retail sales) are different. Within the wholesale segment, the Company maintains revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other). Sales of case good items include, but are not limited to, beds, dressers, armoires, night tables, dining room chairs and tables, buffets, sideboards, coffee tables, entertainment units, and home offices. Sales of upholstery home furnishing items include sleepers, recliners, chairs, sofas, loveseats, cut fabrics and leather. Skilled craftsmen cut and sew custom-designed upholstery items which are available in a variety of frame and fabric options. Home accessory and other items include window treatments, wall decor, lighting, clocks, wood accents, bedspreads, decorative accessories, area rugs, bedding, and home and garden furnishings.

      Revenue information by product line is not readily available within the retail segment as it is not practicable. However, because wholesale production and sales are matched to incoming orders, the Company believes that the allocation of retail sales would be similar to that of the wholesale segment.

      The Company evaluates performance of its segments based upon revenues and operating income. Inter-segment eliminations result, primarily, from the wholesale sale of inventory between segments, including the related profit margin. Inter-segment eliminations also include items not allocated to reportable segments.

The Wholesale Segment:

       For fiscal years 2003, 2002 and 2001, the wholesale segment recorded net sales of $661.0 million, $660.8 million, and $705.6 million, respectively. A breakdown of wholesale sales by product line for each of the last three fiscal years is provided below:

                                              Fiscal Year Ended June 30,
                                              --------------------------
                                               2003       2002       2001
                                               ----       ----       ----
            Case Goods                          53%         56%       56%
            Upholstered Products                33          31        30
            Home Accessories and Other          14          13        14
                                               ---         ---       ---
                                               100%        100%      100%
                                               ===         ===       ===

       The Company has 14 manufacturing facilities which consist of 8 case goods plants (including 3 sawmill operations), 5 upholstery plants and 1 home accent plant, all located in the United States. The Company also sources, domestically and off-shore, selected case goods, upholstery, and home accessory items.

      During the third quarter of fiscal 2003, the Company announced a plan to close three of its smaller manufacturing facilities. Closure of these facilities resulted in a headcount reduction totaling approximately 580 employees; 340 employees effective April 21, 2003, and 240 employees throughout the last quarter of fiscal 2003 and the first quarter of fiscal 2004. A pre-tax restructuring and impairment charge of $13.4 million was recorded for costs associated with these plant closings, of which $4.5 million related to employee severance and benefits and other plant exit costs, and $8.9 million related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities.

      In the fourth quarter of fiscal 2002, the Company announced a plan that involved the closure of one of its manufacturing facilities as well as the rough mill operation of a separate facility. Closure of these facilities resulted in a headcount reduction totaling approximately 220 employees; 150 employees effective June 29, 2002, and 70 employees throughout the first quarter of fiscal 2003. A pre-tax restructuring and impairment charge of $5.1 million was recorded for costs associated with these plant closings, of which $2.0 million related to employee severance and benefits and other plant exit costs, and $3.1 million related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with closed facilities. During the quarter ended March 31, 2003, adjustments totaling $0.2 million were recorded to reverse certain of these previously established accruals, which are no longer required.

      In the fourth quarter of fiscal 2001, the Company announced a plan that involved the closure of three of its manufacturing facilities and a headcount reduction totaling approximately 350 employees effective August 6, 2001. A pre-tax restructuring and impairment charge of $6.9 million was recorded for costs associated with these plant closings, of which $3.3 million related to employee severance and benefits and other plant exit costs, and $3.6 million related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities.

Manufacturing Activities

      Ethan Allen is one of the largest manufacturers of home furnishings in the United States. The Company manufactures and/or assembles approximately 75% of its products at 14 manufacturing facilities including 3 sawmill operations, thereby maintaining control over cost, quality and service to its consumers. The case goods facilities are located close to sources of raw materials and skilled craftsmen, predominantly in the Northeast and Southeast regions of the country. Upholstery facilities are located across the country in order to reduce shipping costs to stores and are located at sites where skilled craftsmanship is available. Management believes that continued investment in its manufacturing facilities, combined with appropriate outsourcing, both domestically and abroad, will accommodate future sales growth.

Raw Materials and Other Suppliers

      The most important raw materials used by Ethan Allen in furniture manufacturing are lumber, veneers, plywood, hardware, glue, finishing materials, glass, mirrored glass, laminates, fabrics, foam and filling material. The various types of wood used in Ethan Allen's products include cherry, ash, oak, maple, prima vera, mahogany, birch and pine, substantially all of which are purchased domestically.

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

      The Company enters into standard purchase agreements with certain vendors, both domestically and abroad, to source selected case goods, upholstery, and home accessory items. The terms of these arrangements are customary for the industry and do not contain any long-term contractual obligations on behalf of the Company. Ethan Allen believes it maintains good relationships with its vendors.

Distribution and Logistics

      Within the wholesale segment, Ethan Allen distributes its products primarily through a national network of 6 owned and 3 leased distribution centers strategically located throughout the United States. These distribution centers hold finished products received from Ethan Allen's manufacturing facilities and domestic and off-shore vendors for shipment to Ethan Allen retail stores or home delivery service centers. Ethan Allen stocks case goods and accessories to provide for quick delivery of in-stock items and to allow for more efficient production runs.

      Approximately 30% of all shipments are made to and from the distribution and home delivery service centers by the Company's fleet of trucks and trailers. The remaining shipments are subcontracted to independent carriers. Approximately 83% of the Company's fleet (trucks and trailers) is leased under two to eight-year leases.

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

Backlog and Net Orders Booked

      As of June 30, 2003, Ethan Allen had a wholesale backlog of $48.0 million, compared to a backlog of $47.5 million as of June 30, 2002. The backlog is anticipated to be serviced in the first quarter of fiscal 2004. Backlog at any point in time is primarily a result of net orders booked in prior periods, manufacturing schedules and the timing of product shipments. Net orders booked at the wholesale level from Ethan Allen stores (including independently-owned and Company-owned stores) for the twelve months ended June 30, 2003 were $659.7 million as compared to $682.1 million for the twelve months ended June 30, 2002. Net orders booked in any period are recorded based on wholesale prices and do not reflect the additional retail margins produced by Company-owned stores.

Advertising

      Ethan Allen has developed a highly coordinated, national advertising campaign designed to increase consumer awareness of the breadth of the Company's product and service offerings. Ethan Allen's in-house staff, working with a leading advertising firm, has developed and implemented what the Company believes is the most cohesive national campaign in the home furnishings industry. This campaign is designed to support selected retail events and to increase the flow of traffic into stores.

      In support of its national advertising campaign, Ethan Allen routinely utilizes television, direct mail, newspaper, and radio to market its products and services. Ethan Allen believes that its ability to coordinate its advertising efforts for all Ethan Allen stores provides a competitive advantage over other home furnishing manufacturers and retailers.

      The Ethan Allen Interiors direct mail magazine, which features the Company's home furnishing collections in lifestyle settings, is one of Ethan Allen's most important marketing tools. Approximately 55 million copies of the magazine were distributed to consumers during the past year. The Company publishes and sells the magazines to its Company-owned and independent dealers, who, with demographic information collected through independent market research, are able to target potential consumers.

      Ethan Allen's television advertising and direct mail efforts are supported by strong print campaigns in various markets, and in leading home fashion magazines using advertisements and public relations efforts. The Company coordinates significant advertisements in major newspapers in its major markets. During fiscal 2003, the Company introduced a new publication entitled Ethan Allen Style - Create the Look You Love. This hard-cover book, which is complimented by a complete catalogue of the Company's home furnishing collections, helps customers identify their own personal style using Ethan Allen product offerings. The Company believes these publications represent one of the most comprehensive and effective home decorating resources in the home furnishings industry.

Internet

      Ethan Allen is located on the worldwide web at www.ethanallen.com. The Company's primary goal for the website is to drive additional business into the retail network through lead generation and information sourcing. Customers may access the Company's website to review home furnishing collections or to purchase selected home accessories. On average, approximately 14,000 daily users logged onto the Ethan Allen website during fiscal 2003.

      The Company has also developed an extranet website which links the retail stores with consumer information captured on-line such as customer requests for design assistance and copies of the Company's catalogue. This medium has become the primary source of communications between the Company and its retail network providing a variety of information, including a Company-wide daily news flash, downloads of current advertising materials, proto-type store display floor plans and detailed product information.

The Retail Segment:

      For fiscal years 2003, 2002, and 2001, the retail segment recorded net sales of $526.4 million, $459.6 million, and $419.3 million, respectively. For fiscal 2003, net sales for the Company's retail segment represented 58% of the Company's total net sales.

      Ethan Allen sells its products through an exclusive network of 309 retail stores. As of June 30, 2003, Ethan Allen owned and operated 119 Company-owned stores (as compared to 103 at the end of the prior fiscal year) and independent dealers owned and operated 190 stores. See Item 2 - Properties for the geographic distribution of all retail store locations. During 2003, the Company acquired 16 stores from independent retailers, opened 3 new stores, and closed 3 stores. In the past five years, Ethan Allen and its independent dealers have opened 78 new stores, a number of them being relocations. Wholesale sales to independent dealers accounted for approximately 41% of total net sales of the Company in fiscal 2003. The ten largest independent dealers own a total of 36 stores, which, based on net orders booked, accounted for approximately 13% of total net sales in fiscal 2003.

      Ethan Allen encourages further expansion of the Company-owned retail business by opening new stores, relocating existing stores and, when appropriate, acquiring stores from independent dealers. In addition, the Company continues to promote the development and growth of its independent dealers. Independent dealers are required to enter into license agreements with the Company authorizing the use of certain Ethan Allen service marks and requiring adherence to certain standards of operation, including the exclusive sale of Ethan Allen products. Additionally, dealers are required to enter into warranty service agreements. Ethan Allen is not subject to any territorial or exclusive dealer agreements in the United States.

      In October 2001, the Company formed a joint venture with MFI Furniture Group Plc. to open a chain of retail stores in the United Kingdom. The initial phase of the agreement, which calls for the two companies to collaborate on the development of a retail store format that will market their respective retail concepts, involves up to five stores with approximately 8,000 to 15,000 square feet in each. The first of these stores, located in the London suburb of Kingston, opened in May 2002. The second, located in the suburb of Bromley, opened in December 2002. Both have been included as independently-owned stores in compiling the Company's store count as of June 30, 2003.

Products
--------

      Ethan Allen's product strategy has been to position its brand as a 'preferred' brand with superior quality and value, offering consumers the convenience of one-stop shopping for their home furnishing needs. The Company's continued focus has been on expanding its reach to a broader consumer base through a larger selection of product lines at attractive price points. During fiscal 2002, the Company introduced the Townhouse collection which, as Ethan Allen's first collection primarily sourced off-shore, received favorable response from consumers and was extremely successful. In fiscal 2003, the Company introduced its Tuscany, Home Office, Leather Expressions and Ethan Allen Kids collections. These product lines, too, are reflective of the Company's continuing efforts to offer well-valued, stylish home furnishings that appeal to a variety of customers and lifestyles.

      Management believes that the two most important style categories in home furnishings are the 'Classic' and the 'Casual' product lifestyles. Each home furnishing collection includes case goods, coordinated upholstered products and home accessories, each styled with its own distinct design characteristics. Home accessories play an important role in Ethan Allen's marketing program as they enable the Company to offer the consumer the convenience of one-stop shopping by creating a comprehensive home furnishing solution. Ethan Allen's store interiors are designed for the display of these categories in complete room settings, which utilize the related collections to project the category lifestyle.

      Ethan Allen continuously monitors consumer demand through marketing research and communication with its dealers and store design consultants who provide valuable input on consumer trends. As a result, the Company is able to react quickly to changing consumer tastes. For example, 80% of the Company's current complement of collections are new or have been revised since 1995. This is indicative of the Company's ability to adapt to the recent consumer trend toward more casual and eclectic lifestyles while, at the same time, maintaining a classic appeal. The Company also refines and enhances its product lines by adding and redesigning pieces within each collection.

Retail Store Network
--------------------

      Ethan Allen's interior and exterior design is dependent on the store's location and size. Ethan Allen stores are located in busy urban settings as freestanding destination stores or as part of suburban strip malls, depending upon the real estate opportunities in a particular market. While stores range in size from approximately 6,000 square feet to 35,000 square feet, the average size of a store is approximately 15,000 square feet. During fiscal 2004, the Company intends to open, on a test basis, stand-alone Ethan Allen Kids stores in selected locations which will range in size from approximately 2,000 to 4,000 square feet.

      Ethan Allen maximizes uniformity of store presentation throughout the retail network through a comprehensive set of operating standards. These operating standards assist each store in presenting the same high quality image and offer retail customers consistent levels of product selection and service. A uniform store image is conveyed through Ethan Allen's ongoing program to model its retail stores with similar and consistent exterior facades and interior layouts. This program is carried out by all stores, including independently-owned stores.

      Ethan Allen provides display-planning assistance to all Company-owned stores and independent dealers to support them in updating the interior projection of their stores and to maintain a consistent image. Several years ago, the Company developed a standard interior design format for its retail stores which, through the use of focused lifestyle settings to display its products and information displays throughout the store to educate consumers, has positioned Ethan Allen as a specialist in 'Classic' and 'Casual' lifestyles and decorative accessory retailing.

People
------

      At June 30, 2003, Ethan Allen has approximately 7,000 employees, 5% of which are represented by unions under collective bargaining agreements which expire at various times in 2005. The Company expects no significant changes in its relations with these unions and believes it maintains good relationships with its employees.

      The retail network is staffed with a sales force of approximately 3,000 trained design consultants and professionals who provide customers with an effective home decorating solution at no additional charge. Ethan Allen believes this design service provides a distinct competitive advantage over other home furnishing retailers.

      Ethan Allen recognizes the importance of its retail store network to its long-term success. Accordingly, the Company has established strong management teams within Company-owned stores and maintains an ongoing relationship with independent dealers. The Company also makes available services to the Ethan Allen stores in support of their marketing efforts, including coordinated national advertising, merchandising and display programs, and extensive training seminars and educational materials. Ethan Allen believes that the development of design consultants, sales managers, service and delivery personnel and dealers is important for the growth of its business. As a result, Ethan Allen has committed to make available a comprehensive training program that will help to develop retail managers/owners, design consultants and service and delivery personnel to their fullest potential.

Customer Service Offerings
--------------------------

      Ethan Allen, in an effort to make shopping more convenient and enjoyable for consumers, offers numerous customer service programs. Each has been developed and introduced to consumers in an effort to make their shopping experience easier and more enjoyable.

Gift Card

      This program allows customers to purchase, through the Company's website or at any participating retail store, Gift Cards which can be redeemed for any of the Company's products or services.

Wedding Registry

      The primary objectives of the Wedding Registry program are to increase customer traffic in Ethan Allen's network of retail stores (and on-line), capture consumers in the early stage of their lifecycle, capitalize on the growing trend for non-traditional registries and promote the Company's complimentary design service. Ethan Allen believes this program further strengthens its competitive advantage by enhancing its current compliment of service offerings with a national gift registry.

On-Line Room Planning

      During fiscal 2003, the Company introduced, on its website, an interactive on-line room planning resource which serves to further assist consumers with their home decorating needs. Through the use of this web-based tool, customers can determine which Ethan Allen product offerings best fit their particular needs based on their own individual home floor plan.

Ethan Allen Consumer Credit Programs

      Prior to February 2003, the Company offered two separate consumer finance plans: an installment finance plan (also known as "Simple Finance Plan") which provided credit lines from $2,000 to $50,000 with repayment terms of up to seven years and standard (non-promotional) fixed interest rates; and a revolving credit plan that provided revolving credit lines from $1,500 to $25,000 at variable interest rates. Both plans were administered by separate third-party financial institutions which granted financing on a non-recourse basis to the Company.

      In February 2003, the Company combined these plans into the EA Finance Plus program. This program continues to offer consumers two financing options, but offers them through the use of one account number. Consumers can choose between the "Simple Finance Plan" which consists of fixed monthly payments ranging from 12 to 60 months at an interest rate of 9.99% per annum and the revolving credit line which carries a variable interest rate currently ranging from 21.00% to 23.75% per annum. Both plans provide credit lines from $1,000 to $50,000. Financing offered through either program is administered by a single third-party financial institution and continues to be granted on a non-recourse basis to the Company. Consumers may apply for an EA Finance Plus card at any participating retail store.

Competition
-----------

      The home furnishings industry at the retail level is highly competitive and fragmented. Although Ethan Allen is among the ten largest furniture manufacturers, industry estimates indicate that there are over 1,000 manufacturers of all types of furniture in the United States, some of which produce furniture types not manufactured by Ethan Allen. In addition, the number of foreign manufacturers, many of which have substantially lower production costs, including the cost of labor, has increased significantly in recent years. Certain of these domestic and foreign manufacturers, which compete directly with Ethan Allen, may have greater financial and other resources than the Company.

      In an effort to remain competitive, the Company has, in recent years, entered into agreements with certain manufacturers, both domestically and abroad, to source selected case goods, upholstery, and home accessory items. Ethan Allen will continue to balance its domestic production with opportunities to source from domestic and foreign manufacturers, as appropriate, in order to maintain its competitive advantage.

      In July 2003, a group of U.S. furniture manufacturers announced the filing of an anti-dumping petition with the U.S. Department of Commerce ("DOC") and the U.S. International Trade commission ("ITC") seeking tariff protection on bedroom furniture imported from China. A group of more than 100 Chinese manufacturers have announced that they are organizing to file their response to the DOC and the ITC. The outcome of these petition filings is uncertain.

      Ethan Allen sells its products through an exclusive network of Company-owned and independently-owned retail stores. Ethan Allen's objective is to continue to develop and strengthen its retail network by (i) expanding the Company-owned retail business through the opening of new stores, relocation of existing stores and, when appropriate, acquisition of stores from independent dealers, and (ii) obtaining and retaining independent dealers, increasing the volume of such dealers' sales.

      The home furnishings industry competes primarily on the basis of product styling and quality, personal service, prompt delivery, product availability and price. Ethan Allen believes that it effectively competes on the basis of each of these factors and that, more specifically, its vertically-integrated operating structure, store format and complimentary design service create a distinct competitive advantage, further supporting the Company's mission of providing consumers with a complete home furnishing solution.

Trademarks
----------

      The Company currently holds numerous trademarks, service marks and design patents for the Ethan Allen name, logos and designs in a broad range of classes for both products and services in the United States and in many foreign countries. The Company has additional applications for registration pending both domestically and abroad. Ethan Allen has registered, or has applications pending, for many of its major collection names as well as certain of its slogans utilized in connection with retail sales and other services. Ethan Allen views its trade and service marks as valuable assets and has an ongoing program to diligently monitor and defend against their unauthorized use through appropriate action.

Available Information
---------------------

      The Company makes available, free of charge via its website, all annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information filed with the Securities and Exchange Commission ("SEC"), including amendments to such reports. This information is made available as soon as reasonably practicable after it is electronically filed with, or furnished to, the SEC. The Company's website address is www.ethanallen.com.

Item 2.  Properties
         ----------

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

      Ethan Allen has 14 manufacturing facilities (including 3 sawmill operations) located in 9 states. All of these facilities are owned, with the exception of a leased upholstery plant in California totaling 141,600 square feet. The Company's 14 facilities consist of 8 case goods manufacturing plants (including 3 sawmill operations), totaling 2,795,387 square feet; 5 upholstery furniture plants, totaling 1,230,100 square feet; and 1 plant involved in the manufacture and assembly of Ethan Allen's home accessory products, totaling 295,000 square feet.

      In addition, Ethan Allen owns 6 and leases 3 ancillary distribution warehouses, totaling 1,194,870 square feet, and owns 3 and leases 27 retail delivery service centers, totaling 1,111,734 square feet. The Company's manufacturing and distribution facilities are located in North Carolina, Vermont, Pennsylvania, Virginia, New York, Oklahoma, California, New Jersey, Indiana and Maine. The Company's retail service centers are located throughout the United States and serve to support Ethan Allen's various sales districts.

      The geographic distribution of the Company's retail store network as of June 30, 2003 is as follows:

                                            Retail Store Category
                                      ----------------------------------
                                          Company        Independently
                                           Owned             Owned
                                      -----------------  ---------------
            United States                   112               170
            North America-Other (1)           7                 3
            Asia                              -                11
            Middle East                       -                 3
            West Indies                       -                 1
            Europe                            -                 2
                                      -----------------  ---------------
              Total                         119               190
                                      =================  ===============

             (1) Seven  retail  stores  located in Canada  were  acquired by the
                 Company during the first quarter of fiscal 2003.

      Of the 119 retail stores owned and operated by the Company, 40 of the properties are owned and 79 of the properties are leased from independent third parties. The Company owns an additional 8 retail properties, 7 of which are leased to independent Ethan Allen dealers. The remaining property is leased to an unaffiliated third party.

      Ethan Allen's manufacturing facility located in Maiden, North Carolina and the Inn at Ethan Allen located in Danbury, Connecticut, were financed, in part, with industrial revenue bonds. The Beecher Falls, Vermont manufacturing facility was financed, in part, by the State of Vermont Economic Development Authority. Ethan Allen believes that all of its properties are well maintained and in good condition.

      Ethan Allen estimates that its manufacturing division is currently operating at approximately 75-80% of capacity. Management believes it has additional capacity at many facilities, which it could utilize with minimal additional capital expenditures.

Item 3.  Legal Proceedings
         -----------------

      Ethan Allen is a party to various legal actions with customers, employees and others arising in the normal course of its business. Ethan Allen maintains liability insurance, which is deemed to be adequate for its needs and commensurate with other companies in the home furnishings industry. Ethan Allen believes that the final resolution of pending actions (including any potential liability not fully covered by insurance) will not have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

Environmental Matters

      The Company is a potentially responsible party ("PRP") for the cleanup of three active sites currently listed or proposed for inclusion on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company believes it has resolved its liability at one of the sites by completing remedial action activities. With regard to the other two sites, the Company does not anticipate incurring significant cost as it believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the site. However, liability under CERCLA may be joint and several. Additionally, the Company has been notified by the State of New York that it may be a PRP in a separate, unrelated matter. However, the extent of any adverse effect on the Company's financial condition, results of operations, or cash flows with respect to this matter cannot be reasonably estimated at this time.

      Ethan Allen is subject to other federal, state and local environmental protection laws and regulations and is involved from time to time in investigations and proceedings regarding environmental matters. The Company is regulated under federal, state and local laws and regulations concerning air emissions, water discharges, and management of solid and hazardous wastes. The Company believes that its facilities are in material compliance with all applicable laws and regulations. Regulations issued under the Clean Air Act
Amendments of 1990 required the Company to reformulate certain furniture finishes or institute process changes to reduce emissions of volatile organic compounds. These requirements have been implemented via high solids coating technology and alternative formulations. Ethan Allen has implemented a variety of technical and procedural controls, such as reformulating of finishing materials to reduce toxicity, implementation of high velocity low pressure spray systems, development of inspections/audit teams including coating emissions reductions teams at all finishing factories and storm water protection plans and controls, that have reduced emissions per unit of production. In addition, Ethan Allen is currently reclassifying its waste as part of the factory waste minimization programs, developing environmental and job safety hazard analysis programs on the shop floor to reduce emissions and safety risks, and developing an auditing system to control and ensure consistent protocols and procedures are applied. The Company will continue to evaluate the best applicable, cost effective, control technologies for finishing operations and design production methods to reduce the use of hazardous materials in manufacturing processes.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      The following matters were submitted to security holders of the Company during the fourth quarter of fiscal 2003:

      None.

                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

      The Company's Common Stock is traded on the New York Stock Exchange under ticker symbol "ETH". The following table indicates (i) the high and low stock prices as reported on the New York Stock Exchange and (ii) dividends declared by the Company:

                                  Closing Market Price
                                  ----------------------        Dividends
                                    High          Low           Declared
                                  --------      --------    -----------------
           Fiscal 2003
           -----------
            Fourth Quarter      $  37.54      $  29.95          $ 0.07
            Third Quarter          35.75         27.41            0.06
            Second Quarter         38.30         27.99            0.06
            First Quarter          36.42         29.02            0.06

           Fiscal 2002
           -----------
            Fourth Quarter      $  41.80      $  34.85          $ 0.06
            Third Quarter          42.75         36.25            0.04
            Second Quarter         41.70         27.10            0.04
            First Quarter          38.00         26.65            0.04


      As of August 29, 2003, there were approximately 423 shareholders of record of the Company's Common Stock.

      On July 29, 2003, the Company declared a $0.10 per common share dividend for all holders of record on October 10, 2003 and a payment date of October 27, 2003. The Company expects to continue to declare quarterly dividends for the foreseeable future.

Equity Compensation Plan Information

      The following table sets forth certain information regarding the Company's equity compensation plans as of June 30, 2003.

                                                                     Number of securities
                                Number of                             remaining available
                             securities to be    Weighted-average     for future issuance
                               issued upon        exercise price         under equity
                               exercise of        of outstanding      compensation plans
                               outstanding           options,             (excluding
                            options, warrants      warrants and      securities reflected
      Plan Category             and rights            rights           in first column)
--------------------------  -------------------  ------------------  ----------------------
Equity compensation
  plans approved by
  security holders (1)          3,932,105             $20.10               1,130,153

Equity compensation
  plans not approved by
  security holders (2)              -                    -                     -
                            -------------------  ------------------  ----------------------
  Total                         3,932,105             $20.10               1,130,153
                            ===================  ==================  ======================

(1) Amount includes stock options outstanding under the Company's 1992 Stock Option Plan (the "Plan") as well as vested shares of restricted stock and Stock Units which have been provided for under the provisions of the Plan. See Note 11 to the Company's Consolidated Financial Statements for the year ended June 30, 2003.

(2) As of June 30, 2003, the Company does not maintain any equity compensation plans which have not been approved by its shareholders.

Item 6.  Selected Financial Data
         -----------------------

      The following table sets forth summary consolidated financial information of the Company for the years and dates indicated (in thousands, except per share data):

                                             Fiscal Year Ended June 30,
                                             --------------------------
                                    2003       2002       2001       2000       1999
                                  --------   --------   --------   --------   ---------
Statement of Operations Data:

Net sales                        $907,264    $892,288   $904,133   $856,171    $762,233

Cost of sales                     457,880     470,975    490,477    455,561     407,234

Selling, general and
 administrative expenses          315,578     286,290    280,703    253,029     221,237

Restructuring and impairment
 charge (1)                        13,223       5,123      6,906          -           -
                                  --------   ---------  ---------   --------   ---------

   Operating income               120,583     129,900    126,047    147,581     133,762

Interest and other (income)
 expense, net                        (609)     (2,344)    (2,056)       811       1,045
                                  ---------  ---------  ---------   --------   ---------

Income before income tax
 expense                          121,192     132,244    128,103    146,770     132,717

Income tax expense                 45,811      49,988     48,423     56,200      51,429
                                 ---------   ---------  ---------  ---------   ---------

   Net income                    $ 75,381    $ 82,256   $ 79,680   $ 90,570    $ 81,288
                                 =========   =========  =========  =========   =========

Per Share Data: (2)
Net income per basic share       $   2.00    $   2.12   $   2.02   $   2.25    $   1.97
Basic weighted average
 shares outstanding                37,607      38,828     39,390     40,301      41,278

Net income per diluted share     $   1.95    $   2.06   $   1.98   $   2.20    $   1.92
Diluted weighted average
 shares outstanding                38,569      39,942     40,321     41,198      42,287

Cash dividends declared          $   0.25    $   0.18   $   0.16   $   0.16    $   0.12

Other Information:
Depreciation and
 amortization (3)                $ 21,296    $ 19,314   $ 20,220   $ 16,975    $ 16,344
Capital expenditures,
 including acquisitions          $ 38,539    $ 73,481   $ 48,238   $ 54,696    $ 47,792
Working capital                  $225,836    $191,473   $182,223   $127,519    $123,580
Current ratio                        2.68        2.48       2.69       2.18        2.43

Balance Sheet Data (at end of period):

Total assets                     $731,568    $688,755   $619,118   $543,571    $480,622
Total debt, including
 capital lease obligations       $ 10,218    $  9,321   $  9,487   $ 17,907    $ 10,676
Shareholders' equity             $537,699    $511,189   $464,783   $390,509    $350,535
Debt as a percentage of
 equity                              1.9%        1.8%       2.0%       4.6%        3.1%

Footnotes on following page

(1) During the third quarter of fiscal 2003, the Company announced a plan to close three of its smaller manufacturing facilities. Closure of these facilities resulted in a headcount reduction totaling approximately 580 employees; 340 employees effective April 21, 2003, and 240 employees throughout the last quarter of fiscal 2003 and the first quarter of fiscal 2004. A pre-tax restructuring and impairment charge of $13.4 million was recorded for costs associated with these plant closings, of which $4.5 million related to employee severance and benefits and other plant exit costs, and $8.9 million related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities. Substantially all of related payments associated with these plant closure costs will be made by the end of the first quarter of fiscal 2004.

      In the fourth quarter of fiscal 2002, the Company announced a plan that involved the closure of one of its manufacturing facilities as well as the rough mill operation of a separate facility. Closure of these facilities resulted in a headcount reduction totaling approximately 220 employees; 150 employees effective June 29, 2002, and 70 employees throughout the first quarter of fiscal 2003. A pre-tax restructuring and impairment charge of $5.1 million was recorded for costs associated with these plant closings, of which $2.0 million related to employee severance and benefits and other plant exit costs, and $3.1 million related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities. During the quarter ended March 31, 2003, adjustments totaling $0.2 million were recorded to reverse certain of these previously established accruals, which are no longer required.

      In the fourth quarter of fiscal 2001, the Company announced a plan that involved the closure of three of its manufacturing facilities and a headcount reduction totaling approximately 350 employees effective August 6, 2001. A pre-tax restructuring and impairment charge of $6.9 million was recorded for costs associated with these plant closings, of which $3.3 million related to employee severance and benefits and other plant exit costs, and $3.6 million related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities.

(2) Amounts have been retroactively adjusted to reflect the three-for-two stock split on May 21, 1999.

(3) As a result of the Company's adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, amortization of goodwill and intangible assets ceased on July 1, 2001. The amount of amortization related to these assets in 2001, 2000 and 1999 was $1.8 million, $1.8 million and $1.7 million, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------

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

      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company on July 1, 2001, goodwill and other intangible assets are to be evaluated for impairment at the reporting unit level on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. The Company conducts its required annual impairment test during the fourth quarter of each fiscal year. The impairment test uses a discounted cash flow model to estimate the fair value of a reporting unit. This model requires the use of long-term planning forecasts and assumptions regarding industry-specific economic conditions that are outside the control of the Company.

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

Results of Operations

      Ethan Allen's revenues are comprised of (i) wholesale sales to independently-owned and Company-owned retail stores and (ii) retail sales of Company-owned stores. See Note 17 to the Company's Consolidated Financial Statements for the year ended June 30, 2003. The components of consolidated revenues and operating income are as follows (in millions):

                                                 Fiscal Year Ended June 30,
                                              --------------------------------
                                                 2003        2002       2001
                                                 ----        ----       ----
        Revenue:
        --------
        Wholesale segment                     $ 661.0     $ 660.8     $ 705.6
        Retail segment                          526.4       459.6       419.3
        Elimination of inter-segment sales     (280.1)     (228.1)     (220.8)
                                               ------      ------      ------
          Consolidated Revenue                $ 907.3     $ 892.3     $ 904.1
                                               ======      ======      ======

        Operating Income:
        -----------------
        Wholesale segment (1)                 $ 109.3     $ 110.1     $ 100.5
        Retail segment                           14.6        23.1        23.1
        Eliminations                             (3.3)       (3.3)        2.4
                                               ------      ------      ------
          Consolidated Operating Income       $ 120.6     $ 129.9     $ 126.0
                                               ======      ======      ======

      (1) The Wholesale segment includes pre-tax restructuring and impairment charges of $13.2 million, $5.1 million and $6.9 million in fiscal years 2003, 2002 and 2001, respectively.

Fiscal 2003 Compared to Fiscal 2002

      Consolidated revenue for fiscal 2003 was $907.3 million, an increase of $15.0 million, or 1.7%, from fiscal 2002 consolidated revenue of $892.3 million. The increase was due, primarily, to the continued expansion and strategic re-positioning of the Company's retail segment, partially offset by softer business conditions during the past twelve months caused by a sluggish economy and the unsettled geo-political environment. As a result of these factors, consumer confidence deteriorated and the incoming order rate was adversely impacted.

      Total wholesale revenue for fiscal 2003 was $661.0 million as compared to $660.8 million in fiscal 2002, representing a $0.2 million increase. The wholesale segment experienced only marginal growth as a result of the challenges posed by the state of the U.S. economy during the past year and the geo-political concerns leading up to, during, and in the aftermath of, the war with Iraq. Both of these factors served to adversely affect consumer confidence and related spending habits. To a lesser extent, wholesale sales volume was also negatively impacted by one fewer production week in the current fiscal year as compared to the prior year.

      Total retail revenue from Ethan Allen-owned stores for fiscal 2003 increased $66.8 million, or 14.5%, to $526.4 million from $459.6 million in the prior year. This increase in retail delivered sales by Ethan Allen-owned stores was attributable to an increase in sales generated by newly-opened or acquired stores of $95.6 million, partially offset by a decrease in comparable store delivered sales of $15.4 million, or 3.5%, and a decrease resulting from closed stores, which generated $13.4 million fewer sales in fiscal 2003 as compared to fiscal 2002. The number of Ethan Allen-owned stores increased to 119 as of June 30, 2003 as compared to 103 as of June 30, 2002. During the last twelve months, the Company acquired 16 stores from independent dealers, opened 3 new stores, and closed 3 stores.

      Comparable stores represent newly-opened Company-owned stores that have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly-opened stores. Stores acquired from dealers are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.

      Total booked orders, which include wholesale orders and written business of Ethan Allen-owned retail stores, increased 1.0% from the prior year, reflecting the further expansion and strategic re-positioning of the Company's retail segment, partially offset by softer business conditions caused by the economic and geo-political climate during the period. Year-over-year, wholesale orders decreased 3.3% while Ethan Allen-owned store orders increased 15.4%. Comparable store written business decreased 3.1% over that same period.

      Gross profit for fiscal 2003 increased $28.1 million, or 6.7%, to $449.4 million from $421.3 million in fiscal 2002. The increase in gross profit was primarily attributable to (i) a higher percentage of retail sales to total sales (58% in fiscal 2003 compared to 52% in fiscal 2002) and (ii) lower costs associated with sales returns and allowances and certain raw materials. Gross profit for the year was also positively impacted, to a lesser extent, by higher margins attributable to the off-shore sourcing of selected product lines. These favorable variances were partially offset by increased costs associated with excess capacity at our manufacturing facilities and lower wholesale sales volume. Consolidated gross margin increased to 49.5% for the year ended June 30, 2003 from 47.2% in the prior year. Overall, the gross margin was positively impacted as a result of the factors identified previously.

      The Company recorded pre-tax restructuring and impairment charges of $13.4 million and $5.1 million in the third quarter of fiscal 2003 and the fourth quarter of fiscal 2002, respectively, relating to the consolidation of certain manufacturing facilities. The fiscal 2003 consolidation plan involved the closure of three smaller manufacturing facilities. Closure of these facilities resulted in a headcount reduction totaling approximately 580 employees; 340 employees effective April 21, 2003, and 240 employees throughout the last quarter of fiscal 2003 and the first quarter of fiscal 2004. The fiscal 2002 consolidation plan involved the closure of one manufacturing facility as well as the rough mill operation of a separate facility. Closure of these facilities resulted in a headcount reduction totaling approximately 220 employees; 150 employees effective June 29, 2002, and 70 employees throughout the first quarter of fiscal 2003. The closing costs recorded in both periods relate to employee severance and benefits, the write-down of long-lived assets such as real estate and machinery and equipment, and other plant exit costs. Adjustments totaling $0.2 million were recorded during the year to reverse certain other restructuring accruals established in connection with the fiscal 2002 consolidation plan which are no longer required.

      Including restructuring and impairment charges of $13.2 million and $5.1 million in fiscal 2003 and 2002, respectively, operating expenses increased to $328.8 million, or 36.2% of net sales, for the year ended June 30, 2003 from
$291.4 million, or 32.7% of net sales, for the year ended June 30, 2002. This increase is primarily attributable to further expansion of the retail segment and the higher percentage of retail sales to total sales experienced in 2003. The addition of 16 net new Company-owned stores since June 2002 has resulted in higher costs associated with design consultant salaries, occupancy, delivery and warehousing, administrative salaries and advertising. To a lesser extent, operating expenses also increased as a result of the aforementioned restructuring and impairment charges. These increases were partially offset by lower selling, general and administrative costs within the wholesale segment as a result of a continued Company-wide focus on cost containment and lower wholesale sales volume.

      Including restructuring and impairment charges of $13.2 million and $5.1 million in fiscal 2003 and 2002, respectively, operating income was $120.6 million, or 13.3% of net sales, for the year ended June 30, 2003 compared to $129.9 million, or 14.6% of net sales, for the year ended June 30, 2002. This represents a decrease of $9.3 million, or 7.2%, which is primarily attributable to increased operating expenses resulting from the continued expansion of the retail segment and the aforementioned restructuring and impairment charges, partially offset by a higher gross margin and lower selling, general and administrative expenses at the wholesale level.

      Including restructuring and impairment charges of $13.2 million and $5.1 million in fiscal 2003 and 2002, respectively, total wholesale operating income was $109.3 million, or 16.5% of wholesale net sales, for the year ended June 30, 2003 compared to $110.1 million, or 16.7% of wholesale net sales, for the year ended June 30, 2002. The decrease of $0.8 million, or 0.7%, is primarily attributable to the aforementioned restructuring and impairment charges, increased costs associated with excess capacity at our manufacturing facilities and a decline in wholesale sales volume, partially offset by a decrease in selling, general and administrative expenses and lower costs associated with sales returns and allowances and certain raw materials.

      Operating income for the retail segment decreased $8.5 million, or 37%, to $14.6 million, or 2.8% of net retail sales, for fiscal 2003, as compared to $23.1 million, or 5.0% of net retail sales, in the prior fiscal year. The decrease in retail operating income generated by Ethan Allen-owned stores is primarily attributable to higher operating expenses related to the addition of 16 net new stores since June 2002, a 3.5% decline in comparable store sales, and reduced sales volume resulting from closed stores, partially offset by increased sales volume associated with new stores.

      Interest and other miscellaneous income decreased $1.7 million to $1.3 million in fiscal 2003 from $3.0 million in fiscal 2002. The decrease is due, primarily, to (i) the Company's share of current year losses incurred in connection with its United Kingdom joint venture with MFI Furniture Group Plc.,
(ii) higher gains recorded in the prior year in connection with the sale of real estate, and (iii) a decrease in interest income as a result of a decline in interest rates during the period.

      Income tax expense totaled $45.8 million for the year ended June 30, 2003 as compared to $50.0 million for the year ended June 30, 2002. The Company's effective tax rate was 37.8% in both periods.

      For fiscal 2003, the Company recorded net income of $75.4 million, a decrease of 8.4%, as compared to $82.3 million in fiscal 2002. Earnings per diluted share for fiscal year 2003 amounted to $1.95, a decrease of $0.11 per diluted share, or 5.3%, from $2.06 per diluted share in the prior year.

Fiscal 2002 Compared to Fiscal 2001

      Consolidated revenue for fiscal 2002 was $892.3 million, a decrease of $11.8 million, or 1.3%, from fiscal 2001 consolidated revenue of $904.1 million. The decrease in revenues was the result of a general decline in consumer spending throughout most of the year, partially offset by a selective price increase effective April 2001 and the continued expansion of the retail segment.

      Total wholesale revenue for fiscal year 2002 was $660.8 million as compared to $705.6 million in fiscal 2001. This represents a decrease of $44.8 million, or 6.4%, from fiscal 2001. The decrease in wholesale revenue was due, primarily, to softening demand as a result of a general decline in consumer spending during the last twelve months and, to a lesser extent, one less production day in the current fiscal year as compared to the prior year.

      Total retail revenue from Ethan Allen-owned stores for fiscal 2002 increased by $40.3 million, or 9.6%, to $459.6 million from $419.3 million in the prior year. The increase in retail delivered sales by Ethan Allen-owned stores was comprised of a $9.5 million, or 2.4%, decrease in comparable store sales, an increase in sales generated by newly-opened or acquired stores of $57.6 million, and a decrease resulting from sold and closed stores, which generated $7.8 million fewer sales in fiscal 2002 compared to fiscal 2001. The number of Ethan Allen-owned stores increased to 103 as of June 30, 2002 as compared to 84 as of June 30, 2001. During the last twelve months, the Company acquired 20 stores from independent dealers, sold 1 to an independent dealer, opened 1 new store, and closed 1 store. Of the stores acquired during fiscal 2002, 6 stores were purchased from Mr. Edward Teplitz, who subsequently joined the Company as Vice President of Finance (see Part II, Item 5 of the Form 10-Q filed on November 15, 2001). In August 2002, Mr. Teplitz was named Chief Financial Officer of the Company. He currently serves as Vice President and General Manager of the Company's Retail division, a role he assumed in May 2003.

      Total booked orders, which include wholesale orders and written business of Ethan Allen-owned retail stores, increased 2.0% from the prior year, reflecting  further  expansion  of  the  Company's  retail  segment,  offset  by softening wholesale demand and a general decline in consumer spending. Year-over-year, wholesale orders decreased 1.0% while Ethan Allen-owned store orders increased 13.6%. Comparable store written business remained flat, increasing by only 0.2%, over that same period.

      Gross profit for fiscal 2002 increased $7.6 million, or 1.8%, to $421.3 million from $413.7 million in fiscal 2001. The increase in gross profit was primarily attributable to (i) a higher percentage of retail sales to total sales (52% in fiscal 2002 compared to 46% in fiscal 2001), (ii) lower manufacturing costs resulting from favorable pricing of raw materials, (iii) efficiencies gained as a result of plant shutdowns undertaken in fiscal 2001 and (iv) the impact of a selective price increase effective April 2001. These factors were partially offset by lower wholesale sales volume. Consolidated gross margin increased to 47.2% for the year ended June 30, 2002 from 45.8% in the prior year. Overall, the gross margin was positively impacted as a result of the factors identified previously, offset partially by sales volume associated with products sold at lower margins.

      The Company recorded pre-tax restructuring and impairment charges of $5.1 million and $6.9 million in the fourth quarter of fiscal 2002 and 2001, respectively, relating to the consolidation of certain manufacturing facilities. The fiscal 2002 consolidation plan involved the closure of one manufacturing facility as well as the rough mill operation of a separate facility. Closure of these facilities resulted in a headcount reduction totaling approximately 220 employees; 150 employees effective June 29, 2002, and 70 employees throughout the first quarter of fiscal 2003. In fiscal 2001, the Company announced the closure of three of its manufacturing facilities and a headcount reduction totaling approximately 350 employees effective August 6, 2001. The closing costs recorded in both periods relate to employee severance and benefits, the write-down of long-lived assets such as real estate and machinery and equipment, and other plant exit costs.

      Including restructuring and impairment charges of $5.1 million and $6.9 million in fiscal 2002 and 2001, respectively, operating expenses increased to $291.4 million, or 32.7% of net sales, for the year ended June 30, 2002 from $287.6 million, or 31.8% of net sales, for the year ended June 30, 2001. This increase is primarily attributable to further expansion of the retail segment and the higher percentage of retail sales to total sales experienced in 2002. The addition of 19 net new Company-owned stores since June 2001 has resulted in higher costs associated with delivery and warehousing, occupancy, advertising, health care and design consultant salaries. These increases were partially offset by a decrease in distribution costs resulting from a decline in the volume of wholesale shipments.

      Including restructuring and impairment charges of $5.1 million and $6.9 million in fiscal 2002 and 2001, respectively, operating income was $129.9 million, or 14.6% of net sales, for the year ended June 30, 2002 compared to $126.0 million, or 13.9% of net sales, for the year ended June 30, 2001. This represents an increase of $3.9 million, or 3.1%, which is primarily attributable to the higher gross margin noted above, partially offset by increased operating expenses resulting from the continued expansion of the retail segment.

      Including restructuring and impairment charges of $5.1 million and $6.9 million in fiscal 2002 and 2001, respectively, total wholesale operating income was $110.1 million, or 16.7% of wholesale net sales, for the year ended June 30, 2002 compared to $100.5 million, or 14.2% of wholesale net sales, for the year ended June 30, 2001. Wholesale operating income increased $9.6 million, or 9.6%, in fiscal year 2002 due, primarily, to (i) lower manufacturing costs resulting from favorable pricing of raw materials, (ii) efficiencies gained from plant shutdowns undertaken in fiscal 2001 and (iii) the impact of a selective price increase effective April 2001, partially offset by lower wholesale sales volume and one less production day in the current fiscal year as compared to the prior year.

      Operating income for the retail segment remained relatively unchanged at $23.1 million, representing 5.0% and 5.5% of net retail sales in fiscal years 2002 and 2001, respectively. The level of retail operating income generated by Company-owned stores is primarily attributable to higher operating expenses related to the addition of 19 net new stores, a 2.4% decline in comparable store sales, and reduced sales volume resulting from closed stores, offset by increased sales volume associated with new stores.

      Interest and other miscellaneous income of $3.0 million in fiscal 2002 increased $0.2 million from $2.8 million in fiscal 2001 due, primarily, to an increase in interest income associated with the Company's investment portfolio.

      Interest expense, including the amortization of deferred financing costs, decreased $0.2 million to $0.6 million in fiscal 2002 compared to $0.8 million in fiscal 2001 due to a decline in the Company's outstanding borrowings.

      Income tax expense totaled $50.0 million for the year ended June 30, 2002 as compared to $48.4 million for the year ended June 30, 2001. The Company's effective tax rate was 37.8% in both periods.

      For fiscal 2002, the Company recorded net income of $82.3 million, an increase of 3.3%, compared to $79.7 million in fiscal 2001. Earnings per diluted share for fiscal 2002 amounted to $2.06, an increase of $0.08 per diluted share, or 4.0%, from $1.98 per diluted share in the prior year.

Financial Condition and Liquidity

      The Company's principal sources of liquidity are cash flow from operations and borrowing capacity under a revolving credit facility. Net cash provided by operating activities totaled $100.5 million for fiscal 2003 as compared to $125.3 million in fiscal 2002 and $87.6 million in fiscal 2001. The current year-over-year decrease of $24.8 million in net cash provided by operating activities was principally the result of (i) inventory levels which, net of inventories totaling $10.1 million acquired in the purchase of retail stores, increased $14.0 million during the year, representing a $30.6 million variance from the decrease in inventory noted in the prior year, (ii) an increase in prepaid expenses and other current assets ($7.3 million), and (iii) a decrease in net income ($6.9 million). These unfavorable variances were partially offset by (i) an increase in cash collected on outstanding accounts receivable ($8.3 million), (ii) increased restructuring and impairment charges ($6.3 million), and (iii) increase in the Company's net deferred tax liability ($4.6 million).

      The increase in inventory levels since June 2002 is the result of several factors, including (i) increased stock position in off-shore sourced product lines, including build-up associated with the introduction of both the Tuscany collection in Spring 2003 and the Ethan Allen Kids collection in early Summer 2003, (ii) an increase in the number of Company-owned retail stores, and (iii) overall softer business conditions experienced during the period.

      During fiscal 2003, capital spending, exclusive of acquisitions, totaled $27.2 million as compared to $31.1 million and $38.5 million in fiscal 2002 and 2001, respectively. The current level of capital spending is principally attributable to (i) new store development and renovation (ii) manufacturing expansion within certain facilities, and (iii) technology improvements. Capital expenditures in fiscal 2004, exclusive of acquisitions, are anticipated to be approximately $45.0 million. In addition, the Company expects to incur expenditures for retail and other acquisitions totaling $5.0 million during the year. The Company anticipates that cash from operations will be sufficient to fund such capital expenditures and acquisitions.

       Net cash used in financing  activities  totaled  $61.1  million in fiscal
2003 as compared to $29.3 million in fiscal 2002 and $15.0 million in fiscal 2001. The current year-over-year increase of $31.8 million in net cash used in financing activities was the result of an increase in payments to acquire treasury stock ($26.0 million), the repayment of debt ($3.4 million), and an increase in dividends paid ($2.9 million). Total debt outstanding at June 30, 2003 was $10.2 million. At June 30, 2003 there were no revolving loans outstanding and $19.4 million of trade and standby letters of credit outstanding under the credit facility. The Company had $105.6 million available under its revolving credit facility at June 30, 2003.

      In June 2002, Standard & Poor's ("S&P") raised its corporate and senior unsecured credit ratings on Ethan Allen to "A-" from "BBB+". S&P citied the Company's solid business position and operating performance, both stemming from a well-known brand name, the effectiveness of its distribution through the Ethan Allen retail store network, a strong product portfolio, efficient manufacturing and low-cost position, as the primary factors considered in arriving at the rating change.

      The Company has been authorized by its Board of Directors to repurchase its common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. The Company also retires shares of unvested restricted stock and, prior to June 30, 2002, repurchased shares of common stock from terminated or retiring employee's accounts in the Ethan Allen Retirement Savings Plan. All of the Company's common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders' equity. During fiscal years 2003, 2002 and 2001 the Company repurchased and/or retired the following shares of its common stock:

                                          2003(1)        2002(1)         2001(2)
                                          -------        -------         -------
   Common shares repurchased             1,457,000      1,059,226         61,006
   Cost to repurchase common shares    $43,503,500    $31,865,423     $1,069,587
   Average price per share                  $29.86         $30.08         $17.53

   (1) The cost to repurchase shares in fiscal years 2003 and 2002 reflects $7,197,165 in common stock repurchases with a June 2002 trade date and a July 2002 settlement date.

   (2) Includes the repurchase of 28,000 shares at $.01 per share previously issued under the Company's Restricted Stock Award Plan. Excluding the effect of these repurchases, the average price per share was $32.40.

      The Company funded its purchases through cash from operations and, in 2001, through revolver loan borrowings under its existing credit facility. As of June 30, 2003, the Company had a remaining Board authorization to purchase 1.3 million shares.

      As of June 30, 2003, aggregate scheduled maturities of long-term debt, including capital lease obligations, for each of the next five fiscal years are $1.0 million, $4.7 million, $0.2 million, $0.1 million and $0.1 million, respectively. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements. As of June 30, 2003, the Company had working capital of $225.8 million and a current ratio of 2.68 to 1.

      The following table summarizes the timing of cash payments related to the Company's outstanding contractual obligations (in thousands):

                                            Less                           More
                                           than 1      1-3       4-5      than 5
                                 Total      Year      Years     Years     Years
                                ---------  --------  --------  --------  -------
Long-term debt obligations      $  9,998   $   844   $ 4,883   $    78   $ 4,193
Capital lease obligations            220       152        68         -         -
Operating lease obligations      151,726    23,680    41,694    33,893    52,459
Purchase obligations (1)               -         -         -         -         -
Other long-term liabilities
 reflected on balance sheet            -         -         -         -         -
                                ---------  --------  --------  --------  -------
Total contractual obligations   $161,944   $24,676   $46,645   $33,971   $56,652
                                =========  ========  ========  ========  =======

   (1) The Company is not a party to any significant long-term supply contracts with respect to lumber, fabric or other raw materials used in production. Further, the Company refrains from entering into long-term purchase commitments with vendors utilized in the ordinary course of business.

      Further discussion of the Company's contractual obligations associated with long-term debt and leases can be found in Note 7 and Note 8, respectively, to the Consolidated Financial Statements.

Off-Balance  Sheet  Arrangements  and  Other   Commitments,   Contingencies  and
Contractual Obligations

      Except as indicated below, the Company does not utilize or employ any off-balance sheet arrangements in operating its business. As such, the Company does not maintain any (i) retained or contingent interests, (ii) derivative instruments, or (iii) variable interests which could serve as a source of potential risk to its future liquidity, capital resources and results of operations.

       The Company, or its wholly-owned subsidiaries, may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations varies based on the underlying relationship of the benefiting party to the Company and the business purpose for which the guarantee or obligation is being provided. Details of those arrangements for which the Company, or any of its wholly-owned subsidiaries, act as guarantor or obligor are provided below.

Dealer-Related Guarantees

      As part of the Company's expansion strategy for the Ethan Allen retail store network, selected independent dealers are provided, on rare occasion, with financial guarantees relating to leases in connection with certain store locations. As of June 30, 2003, one such guarantee exists. This guarantee, which has been provided by Ethan Allen Inc. on behalf of an independent dealer, has a remaining term of fifteen months, which generally represents the remaining contractual terms of the underlying lease agreement (subject to certain term limitations). The Company is obligated to act under such guarantee in the event of default by the respective dealer (lessee). The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this guarantee is limited to the amount of the remaining contractual lease payments (subject to certain term limitations) and, as such, is not an estimate of future cash flows. As of June 30, 2003, the amount of remaining contractual lease payments guaranteed by the Company was approximately $0.4 million. The Company maintains specific recourse rights related to this dealer arrangement that would enable recovery of any amount paid under this guarantee. Management expects, based on the underlying creditworthiness of the guaranteed party, this guarantee will expire without requiring funding by the Company. Accordingly, as of June 30, 2003, the carrying amount of the liability related to such guarantee is zero.

      In addition, Ethan Allen Inc. has obligated itself, on behalf of one of its independent dealers, with respect to a $1.3 million credit facility (the "Credit Facility"). This obligation requires the Company, in the event of the dealer's default under the Credit Facility, to repurchase the dealer's inventory, applying such purchase price to the dealer's outstanding indebtedness under the Credit Facility. The Company's obligation remains in effect for as long as the Credit Facility is in existence. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this obligation is limited to the amount outstanding under the Credit Facility at the time of default (subject to pre-determined lending limits based on the value of the underlying inventory) and, as such, is not an estimate of future cash flows. No specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this obligation, except to the extent that the Company maintains the right to take title to the repurchased inventory. Management anticipates that the repurchased inventory could subsequently be sold through the Company's retail store network. As of June 30, 2003, the amount outstanding under the Credit Facility totaled approximately $0.8 million, of which $0.5 million was in the form of a revolving credit line. Management expects, based on the underlying creditworthiness of the respective dealer, this obligation will expire without requiring funding by the Company. Accordingly, as of June 30, 2003, the carrying amount of the liability related to such obligation is zero.

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

      The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this indemnification agreement is indeterminable as no such tax liability currently exists. Further, the nature, extent and magnitude of any such tax liability arising in the future as a result of an adverse tax judgment or change in applicable tax law cannot be estimated with any reasonable certainty. It should be further noted that no recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this indemnification agreement. Management expects, based on its current understanding of the applicable tax laws and the existing legal structure of the joint venture, subject to future changes in applicable laws and regulations, this cross-indemnity agreement will expire without requiring funding by the Company. Accordingly, as of June 30, 2003, the carrying amount of the liability related to this indemnification agreement is zero.

Residual Value Guarantees

      In connection with its distribution activities, the Company has entered into operating lease agreements for certain trucks and trailers within its fleet. For a portion of these vehicles, the Company has guaranteed the related residual values upon completion of the contractual lease terms. The remaining terms of such guarantees range from one to two years, and generally represent the remaining contractual terms of the underlying lease agreements. The Company is obligated to act under such guarantees in the event that the fair value of the vehicles at the end of the lease term is less than the guaranteed residual value. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under these guarantees is limited to the guaranteed residual value for each respective vehicle subject to such guarantee and, as such, is not an estimate of future cash flows. As of June 30, 2003, the Company's maximum potential exposure related to residual value guarantees was approximately $0.5 million. While no specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under these guarantees, all payments made by the Company related to such guarantees are computed net of the proceeds received by the lessor upon sale of the underlying assets. Management, based on historical experience and the present condition of its fleet, expects these guarantees will expire without requiring funding by the Company. Accordingly, as of June 30, 2003, the carrying amount of the liability related to such guarantees is zero.

Product Warranties

      The Company's products, including its case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to five years and are provided based on terms that are generally accepted in the industry. All of the Company's independent dealers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. The Company records provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and makes periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of the Company's historical experience. The Company provides for such warranty issues as they become known and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company's historical experience. As of June 30, 2003, the Company's product warranty liability totaled $0.8 million and, for the twelve-month period then ended, no settlements (in cash or in-kind) had been made.

Impact of Inflation

      The Company does not believe that inflation has had a material impact on its profitability during the last three fiscal years. In the past, the Company has generally been able to increase prices to offset increases in operating costs and effectively manage its working capital.

Income Taxes

      At June 30, 2003, the Company has approximately $6.9 million of net operating loss carryovers ("NOLs") for federal income tax purposes. The Recapitalization in 1993 triggered an "ownership change" of the Company, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, resulting in an annual limitation on the utilization of the NOLs by the Company of approximately $3.9 million.

Recent Accounting Pronouncements

      In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This standard amends certain financial accounting and reporting requirements for derivative instruments and hedging activities as prescribed in SFAS No. 133 and other accounting pronouncements. The adoption of FASB No. 149, effective July 1, 2003, did not have a material effect on the Company's consolidated financial statements.

      SFAS  No.  150,   Accounting  for  Certain   Financial   Instruments  with
Characteristics of Both Liabilities and Equity, was issued by the FASB in May 2003 and establishes standards on how certain financial instruments with characteristics of both liabilities and equity are classified and measured. This standard was adopted by the Company on July 1, 2003. Management does not expect that the adoption of SFAS No. 150 will have a significant impact on the Company's consolidated financial statements.

      In November 2002, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer", to provide guidance as to how customers should account for cash consideration received from a vendor. EITF 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor's products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor's products. The provisions of EITF 02-16 apply to all agreements entered into or modified after December 31, 2002. The provisions of EITF 02-16 did not have a material impact on the Company's consolidated financial statements during the six months ended June 30, 2003 and, at this time, the Company does not believe the adoption of EITF 02-16 will have a material effect on its future financial position, results of operations or cash flow.

      In May 2003, the EITF reached a consensus on Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease", to clarify the requirements on identifying whether an arrangement should be accounted for as a lease at its inception. The guidance in the consensus is designed to mandate reporting revenue as rental or leasing income that otherwise would be reported as part of product sales or service revenue. EITF 01-08 requires both parties to an arrangement to determine whether a service contract or similar arrangement is, or includes, a lease within the scope of SFAS No. 13, Accounting for Leases. The consensus is to be applied prospectively to arrangements agreed to, modified, or acquired in business combinations in fiscal periods beginning after May 28, 2003 (July 1, 2003 in the case of the Company). Accordingly, the impact of EITF 01-08 on the Company's results of operations and financial position is dependent upon the terms contained in contracts entered into after such date. At this time, the Company does not believe the adoption of EITF 01-08 will have a material effect on its financial position, results of operations or cash flow.


Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
          ---------------------------------------------------------

      The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements and long-term debt is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. At June 30, 2003, the Company had $1.0 million of short-term debt outstanding and $9.2 million of total long-term debt outstanding.

      The Company has one debt instrument outstanding with a variable interest rate. This debt instrument has a principal balance of $4.6 million and matures in 2004. Based on the principal outstanding in 2003, a one-percentage point increase in the variable interest rate would not have had a significant impact on the Company's 2003 interest expense.

      Currently,   the  Company  does  not  enter  into   financial   instrument
transactions for trading or other speculative purposes or to manage interest rate exposure.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

The Company's Consolidated Financial Statements and Supplementary Data are listed under Part IV, Item 15, of this Report.


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors and Shareholders
Ethan Allen Interiors Inc.:


We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and Subsidiary (the "Company") as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the index under Item 15. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethan Allen Interiors Inc. and Subsidiary as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                      /s/   KPMG LLP
Stamford, Connecticut
July 31, 2003

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             June 30, 2003 and 2002
                        (In thousands, except share data)

                                                           2003           2002
                                                        ---------      ---------
ASSETS
------
Current assets:
  Cash and cash equivalents                             $  81,856     $  75,688
  Accounts receivable, less allowance for
    doubtful accounts of $1,490 at June 30,
    2003 and $2,019 at June 30, 2002                       26,439        32,845
  Inventories, net (note 4)                               198,212       174,147
  Prepaid expenses and other current assets                30,779        20,576
  Deferred income taxes (note 12)                          22,976        17,345
                                                         --------      --------
     Total current assets                                 360,262       320,601

Property, plant and equipment, net (note 5)               289,423       293,626
Intangible assets, net (notes 3 and 6)                     78,939        69,708
Other assets                                                2,944         4,820
                                                         --------      --------
     Total assets                                       $ 731,568     $ 688,755
                                                         ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current maturities of long-term debt and
    capital lease obligations (notes 7 and 8)           $     996     $     107
  Customer deposits                                        55,939        42,966
  Accounts payable                                         25,375        38,027
  Accrued compensation and benefits                        29,308        30,190
  Accrued expenses and other current liabilities           22,808        17,838
                                                         --------      --------
     Total current liabilities                            134,426       129,128

Long-term debt (note 7)                                     9,222         9,214
Other long-term liabilities                                 2,682         2,066
Deferred income taxes (note 12)                            47,539        37,158
                                                         --------      --------
     Total liabilities                                    193,869       177,566

Shareholders' equity (notes 9, 10 and 11):
  Class A common stock, par value $.01, 150,000,000
    shares authorized, 45,449,086 shares issued at
    June 30, 2003 and 45,252,880 shares issued at
    June 30, 2002                                             454           453
  Preferred stock, par value $.01, 1,055,000 shares
    authorized, no shares issued and outstanding at
    June 30, 2003 and 2002                                      -             -
  Additional paid-in capital                              281,140       277,694
                                                         --------      --------
                                                          281,594       278,147
  Less:

    Treasury stock (at cost),  8,251,510 shares at
    June 30, 2003 and 6,794,510 shares at June 30,
    2002                                                 (204,931)     (161,428)

  Retained earnings                                       460,456       394,470
  Accumulated other comprehensive income                      580             -
                                                         --------      --------
    Total shareholders' equity                            537,699       511,189
                                                         --------      --------
     Total liabilities and shareholders' equity         $ 731,568     $ 688,755
                                                         ========      ========

See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                  For the years ended June 30, 2003, 2002 and 2001
                      (In thousands, except per share data)

                                                  2003          2002        2001
                                                --------      --------    --------
Net sales                                       $907,264     $892,288    $904,133
Cost of sales                                    457,880      470,975     490,477
                                                 -------      -------     -------
     Gross profit                                449,384      421,313     413,656

Operating expenses:
  Selling                                        178,608      163,122     160,394
  General and administrative                     136,970      123,168     120,309
  Restructuring and impairment charge (note 2)    13,223        5,123       6,906
                                                 -------      -------     -------
   Total operating expenses                      328,801      291,413     287,609
                                                 -------      -------     -------

     Operating income                            120,583      129,900     126,047

Interest and other miscellaneous
  income, net                                      1,254        2,984       2,814

Interest and other related financing
  costs                                              645          640         758
                                                 -------      -------     -------
     Income before income taxes                  121,192      132,244     128,103

Income tax expense (note 12)                      45,811       49,988      48,423
                                                 -------      -------     -------

Net income                                      $ 75,381     $ 82,256    $ 79,680
                                                 =======      =======     =======

Per share data (notes 9 and 10):
--------------------------------

  Net income per basic share                    $   2.00     $   2.12    $   2.02
                                                 =======      =======     =======

  Basic weighted average common shares            37,607       38,828      39,390

  Net income per diluted share                  $   1.95     $   2.06    $   1.98
                                                 =======      =======     =======

  Diluted weighted average common shares          38,569       39,942      40,321


  Dividends declared per common share           $   0.25     $   0.18    $   0.16
                                                 =======      =======     =======


See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  For the years ended June 30, 2003, 2002 and 2001
                                 (In thousands)

                                                   2003         2002        2001
                                                 --------     --------    --------
Operating activities:
  Net income                                    $ 75,381     $ 82,256    $ 79,680
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization               21,296       19,314      20,220
      Restructuring and impairment charge         10,400        4,134       6,356
      Compensation expense (benefit) related to
       restricted stock award                       (335)         140         552
      Provision (benefit) for deferred income
        taxes                                      4,750          189      (3,339)
      Other non-cash expense (income)                308       (1,103)     (2,289)

  Change in  assets  and  liabilities,  net of the
    effects of acquired and divested businesses:
      Accounts receivable                          5,891       (2,390)      1,334
      Inventories                                (13,970)      16,641     (18,964)
      Prepaid and other current assets            (7,771)        (481)     (1,665)
      Other assets                                   238        2,246      (1,528)
      Customer deposits                            8,066        7,176      (6,732)
      Income taxes and accounts payable           (6,130)      (4,074)      5,760
      Accrued expenses                             2,266        1,921       7,083
      Other liabilities                               90         (646)      1,119
                                                 -------      -------      ------
Net cash provided by operating activities        100,480      125,323      87,587
                                                 -------      -------      ------

Investing activities:
  Proceeds from the disposal of property,
   plant and equipment                             5,040        4,873       9,214
  Capital expenditures                           (27,207)     (31,078)    (38,516)
  Acquisitions                                   (11,332)     (42,403)     (9,722)
  Other                                              262          143         532
                                                 -------      -------     -------
Net cash used in investing activities            (33,237)     (68,465)    (38,492)
                                                 -------      -------     -------
Financing activities:
  Borrowings on revolving credit facility              -            -       1,500
  Payments on revolving credit facility                -            -      (9,500)
  Other payments on long-term debt and
   capital leases                                 (3,528)        (166)       (420)
  Payments to acquire treasury stock             (50,700)     (24,668)     (1,069)
  Net proceeds from issuance of common stock       2,219        1,753         759
  Dividends paid                                  (9,066)      (6,201)     (6,277)
                                                 -------      -------     -------
Net cash used in financing activities            (61,075)     (29,282)    (15,007)
                                                 -------      -------     -------
Net increase in cash and cash equivalents          6,168       27,576      34,088

Cash and cash equivalents - beginning of year     75,688       48,112      14,024
                                                 -------      -------     -------
Cash and cash equivalents - end of year         $ 81,856     $ 75,688    $ 48,112
                                                 =======      =======     =======

Supplemental disclosure:

  Cash payments for:

      Income taxes                              $ 44,596     $ 44,815    $ 50,365
      Interest                                       508          522         618


See accompanying notes to consolidated financial statements.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                  Consolidated Statements of Shareholders' Equity
                  For the years ended June 30, 2003, 2002 and 2001
                        (In thousands, except share data)

                                                                                   Accumulated
                                                     Additional                          Other
                                          Common        Paid-in      Treasury    Comprehensive     Retained
                                           Stock        Capital         Stock           Income     Earnings        Total
                                           -----        -------         -----           ------     --------        -----
Balance at June 30, 2000                   $ 451       $272,710     $(128,493)         $    -       $245,841    $390,509

Issuance of 56,662 shares of common
   stock upon the exercise of stock
   options and restricted stock
   award compensation (notes 9 and 11)         -          1,311             -               -              -       1,311

Purchase of 61,006 shares of
   treasury stock (note 9)                     -              -        (1,069)              -              -      (1,069)

Tax benefit associated with exercise
 of employee stock options and
 warrants                                      -            624             -               -              -         624

Dividends declared on common stock             -              -             -               -         (6,272)     (6,272)

Net income                                     -              -             -               -         79,680      76,680
                                            ----        -------      --------           -----        -------     -------
Balance at June 30, 2001                     451        274,645      (129,562)              -        319,249     464,783

Issuance of 114,834 shares of common
   stock upon the exercise of stock
   options and restricted stock
   award compensation (notes 9 and 11)         2          1,891             -               -              -       1,893

Purchase of 1,059,226 shares of
   treasury stock (note 9)                     -              -       (31,866)              -              -     (31,866)

Tax benefit associated with exercise
   of employee stock options and
  warrants                                     -          1,021             -               -              -       1,021

Dividends declared on common stock             -              -             -               -         (7,035)     (7,035)

Charge for early vesting of stock
  options                                      -            137             -               -              -         137

Net income                                     -              -             -               -         82,256      82,256
                                            ----        -------       -------           -----        -------     -------
Balance at June 30, 2002                     453        277,694      (161,428)              -        394,470     511,189

Issuance of 196,206 shares of common
   stock upon the exercise of stock
   options and restricted stock
   award compensation (notes 9 and 11)         1          1,883             -               -              -       1,884

Purchase of 1,457,000 shares of
   treasury stock (note 9)                     -              -       (43,503)              -              -     (43,503)

Tax benefit associated with exercise
  of employee stock options and
  warrants                                     -          1,536             -               -              -       1,536

Dividends declared on common stock             -              -             -               -         (9,395)     (9,395)

Charge for early vesting of stock
  options                                      -             27             -               -              -          27

Other comprehensive income                     -              -             -             580              -         580

Net income                                     -              -             -               -         75,381      75,381
                                                                                                                 -------
   Total comprehensive income                                                                                     75,961
                                            ----        -------      --------           -----        -------     -------
Balance at June 30, 2003                   $ 454       $281,140     $(204,931)         $  580       $460,456    $537,699
                                            ====        =======      ========           =====        =======     =======


See accompanying notes to consolidated financial statements

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

      Nature of Operations
      --------------------

      The Company, through its wholly-owned subsidiary, is a leading manufacturer and retailer of quality home furnishings and accessories, selling a full range of products through an exclusive network of 309 retail stores, of which 119 are Ethan Allen-owned and 190 are independently-owned. Nearly all of the Company's retail stores are located in the United States, with the remaining stores located in Canada. The majority of the independently-owned stores are also located in the United States, with the remaining stores located throughout Asia, the Middle East, Canada, Mexico, Europe and the West Indies. Ethan Allen has 14 manufacturing facilities including 3 sawmill operations, located throughout the United States.

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

      Property, Plant and Equipment
      -----------------------------

      Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets on a straight-line basis. Estimated useful lives of the respective assets typically range from twenty to forty years for buildings and improvements and from three to twenty years for machinery and equipment. Leasehold improvements are depreciated based on the underlying lease term, or the asset's estimated useful life, whichever is shorter.

      Retail Store Acquisitions
      -------------------------

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

      Intangible Assets
      -----------------

      The Company's intangible assets are comprised, primarily, of goodwill, which represents the excess of cost over the fair value of net assets acquired, product technology, and trademarks. On July 1, 2001, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible
      Assets. In re-assessing the useful lives of its goodwill and other intangible assets upon adoption of the standard, the Company determined these assets to have indefinite useful lives. Accordingly, amortization of these assets ceased on that date. Prior to July 1, 2001, these assets were amortized on a straight-line basis over forty years.

      Statement 142 requires that the Company annually perform an impairment analysis to assess the recoverability of the recorded balance of goodwill and other intangible assets. The Company conducts its required annual impairment test during the fourth quarter of each fiscal year. The provisions of the Statement indicate that the impairment test should be conducted more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit (as defined) below its carrying value. In addition, the Company performed an initial impairment analysis upon adoption of the standard. No impairment losses have been recorded on the Company's intangible assets as a result of the adoption of Statement 142.

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

      Shipping and Handling Costs
      ---------------------------

      Ethan Allen's policy is to sell its products at the same delivered cost to all retailers nationwide, regardless of their shipping point. Costs incurred to deliver finished goods to the consumer are expensed and recorded in selling, general and administrative expenses. Shipping and handling costs were $67.6 million, $60.4 million, and $59.8 million for fiscal years 2003, 2002, and 2001, respectively.

      Advertising Costs
      -----------------

      Advertising costs are expensed when first aired or distributed. Advertising costs for the fiscal years 2003, 2002 and 2001, were $42.8 million, $44.2 million, and $45.9 million, respectively. Prepaid advertising costs at June 30, 2003 and 2002 were $5.4 million and $4.2 million, respectively.

      Earnings Per Share
      ------------------

      The Company computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if all potentially dilutive common shares were exercised.

      Stock Compensation
      ------------------

      The Company's 1992 Stock Option Plan (the "Plan") is accounted for in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations, which employs the intrinsic value method of measuring compensation cost. Accordingly, compensation expense is not recognized for fixed stock options if the exercise price of the option equals the fair value of the underlying stock at the grant date. For certain stock-based awards, where the exercise price is equal to zero, the fair value of the award, measured at the grant, is amortized to compensation expense on a straight-line basis over the vesting period. In addition, other stock-based award programs provided for under the Plan may also result in the recognition of compensation expense (benefit) to the extent they are deemed to be variable (as that term is defined in APB No.
      25) in nature.

      SFAS No. 123, Accounting for Stock-Based Compensation, encourages recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period. However, as permitted by SFAS No. 123, the Company continues to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and discloses certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 by requiring more prominent pro-forma disclosures in both the annual and interim financial statements, which are included in the following table. See Note 11 for a further discussion of SFAS No. 123.

      The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in each period. The Company employs the Black-Scholes option-pricing model in estimating the fair value of stock options granted.

                                              Fiscal Year Ended June 30,
                                              --------------------------
                                           2003           2002           2001
                                       ------------   ------------   ----------
Net income as reported                $  75,381       $ 82,256       $ 79,680

Add: Stock-based employee
 compensation expense (benefit)
 included in reported net income,
 net of related tax effects                (208)            87            343

Deduct: Stock-based employee
 compensation expense determined
 under the fair-value based
 method for all awards granted
 since July 1, 1995, net of
 related tax effects                     (2,612)        (1,640)        (2,536)
                                       ------------   ------------   ----------
Pro forma net income                  $  72,561       $ 80,703       $ 77,487
                                       ============   ============   ==========

Earnings per share:
 Basic - as reported                  $    2.00       $   2.12       $   2.02
 Basic - pro forma                    $    1.93       $   2.08       $   1.97

 Diluted - as reported                $    1.95       $   2.06       $   1.98
 Diluted - pro forma                  $    1.90       $   2.02       $   1.93

      Foreign Currency Translation
      ----------------------------

      The functional currency of each Company-owned foreign retail location is the respective local currency. Assets and liabilities are translated into United States dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred. Resulting translation adjustments are reported as a component of accumulated other comprehensive income within shareholders' equity.

      Derivative Instruments
      ----------------------

      The Company adopted SFAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 138, which later amended Statement 133, in fiscal year 2001. Upon review of its current contracts, the Company has determined that it has no derivative instruments as defined under these standards.

      New Accounting Standards
      ------------------------

      In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This standard amends certain financial accounting and reporting requirements for derivative instruments and hedging activities as prescribed in SFAS No. 133 and other accounting pronouncements. The adoption of Statement 149, effective June 30, 2003, did not have a material effect on the Company's consolidated financial statements.

      SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued by the FASB in May 2003 and establishes standards on how certain financial instruments with characteristics of both liabilities and equity are classified and measured. This standard was adopted by the Company on July 1, 2003. Management does not expect that the adoption of SFAS No. 150 will have a significant impact on the Company's consolidated financial statements.

      In November 2002, the Emerging Issues task Force ("EITF") of the FASB reached a consensus on Issue No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer", to provide guidance as to how customers should account for cash consideration received from a vendor. EITF 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor's products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor's products. The provisions of EITF 02-16 apply to all agreements entered into or modified after December 31, 2002. The provisions of EITF 02-16 did not have a material impact on the Company's consolidated financial statements during the six months ended June 30, 2003 and, at this time, the Company does not believe the adoption of EITF 02-16 will have a material effect on its future financial position, results of operations or cash flow.

      In May 2003, the EITF reached a consensus on Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease", to clarify the requirements on identifying whether an arrangement should be accounted for as a lease at its inception. The guidance in the consensus is designed to mandate reporting revenue as rental or leasing income that otherwise would be reported as part of product sales or service revenue. EITF 01-08 requires both parties to an arrangement to determine whether a service contract or similar arrangement is, or includes, a lease within the scope of SFAS No. 13, Accounting for Leases. The consensus is to be applied prospectively to arrangements agreed to, modified, or acquired in business combinations in fiscal periods beginning after May 28, 2003 (July 1, 2003 in the case of the Company). Accordingly, the impact of EITF 01-08 on the Company's results of operations and financial position is dependent upon the terms contained in contracts entered into after such date. At this time, the Company does not believe the adoption of EITF 01-08 will have a material effect on its financial position, results of operations or cash flow.

(2)   Restructuring and Impairment Charge

      In recent years, the Company has developed, announced and executed plans to consolidate its manufacturing operations as part of an overall strategy to maximize production efficiencies and maintain its competitive advantage.

      During the third quarter of fiscal 2003, the Company announced a plan to close three of its smaller manufacturing facilities. Closure of these facilities resulted in a headcount reduction totaling approximately 580 employees; 340 employees effective April 21, 2003, and 240 employees throughout the last quarter of fiscal 2003 and the first quarter of fiscal 2004. A pre-tax restructuring and impairment charge of $13.4 million was recorded for costs associated with these plant closings, of which $4.5 million related to employee severance and benefits and other plant exit costs, and $8.9 million related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities. Substantially all of related payments associated with these plant closure costs will be made by the end of the first quarter of fiscal 2004.

      In the fourth quarter of fiscal 2002, the Company announced a plan that involved the closure of one of its manufacturing facilities as well as the rough mill operation of a separate facility. Closure of these facilities resulted in a headcount reduction totaling approximately 220 employees; 150 employees effective June 29, 2002, and 70 employees throughout the first quarter of fiscal 2003. A pre-tax restructuring and impairment charge of $5.1 million was recorded for costs associated with these plant closings, of which $2.0 million related to employee severance and benefits and other plant exit costs, and $3.1 million related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities. During the quarter ended March 31, 2003, adjustments totaling $0.2 million were recorded to reverse certain of these previously established accruals, which are no longer required.

      In the fourth quarter of fiscal 2001, the Company announced a plan that involved the closure of three of its manufacturing facilities and a headcount reduction totaling approximately 350 employees effective August 6, 2001. A pre-tax restructuring and impairment charge of $6.9 million was recorded for costs associated with these plant closings, of which $3.3 million related to employee severance and benefits and other plant exit costs, and $3.6 million related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities.

      As of June 30, 2003, restructuring reserves totaling $1.6 million were included in the Consolidated Balance Sheet as an accrued expense within current liabilities. In addition, total impairment charges of $15.6 million ($8.9 million, $3.1 million and $3.6 million in 2003, 2002 and 2001 respectively) were recorded to reduce certain property, plant and equipment to net realizable value.

      Activity in the Company's restructuring reserves is summarized as follows (in thousands):

    Fiscal 2003 Restructuring
    -------------------------
                                   Original     Cash         Non-cash
                                   Charges     Payments      Utilized      Total
                                   -------     --------      --------      -----
    Employee severance and
       other related payroll
       and benefit costs           $ 4,339     $(2,823)      $    -      $ 1,516
    Plant exit costs and other         150        (150)           -           -
    Long-lived asset impairment      8,884          -         (8,884)         -
                                    ------      ------        ------      ------
    Balance as of June 30, 2003    $13,373     $(2,973)      $(8,884)    $ 1,516
                                    ======      ======        ======      ======

    Fiscal 2002 Restructuring
    -------------------------
                                   Original     Cash         Non-cash
                                   Charges     Payments      Utilized      Total
                                   -------     --------      --------      -----
    Employee severance and
       other related payroll
       and benefit costs           $ 1,847     $(1,757)      $   (90)(a) $    -
    Plant exit costs and other         171         (38)          (60)(a)      73
    Long-lived asset impairment      3,105          -         (3,105)         -
                                    ------      ------        ------      ------
    Balance as of June 30, 2003    $ 5,123     $(1,795)      $(3,255)    $    73
                                    ======      ======        ======      ======

      (a) Amounts represent the reversal of certain previously established accruals which are no longer required.

    Fiscal 2001 Restructuring
    -------------------------
                                   Original     Cash         Non-cash
                                   Charges     Payments      Utilized      Total
                                   -------     --------      --------      -----
    Employee severance and
       other related payroll
       and benefit costs           $ 2,974     $(2,916)      $   (58)    $    -
    Plant exit costs and other         332        (295)          (34)          3
    Long-lived asset impairment      3,600          -         (3,600)         -
                                    ------      ------        ------      ------
    Balance as of June 30, 2003    $ 6,906     $(3,211)      $(3,692)    $     3
                                    ======      ======        ======      ======

(3)   Business Acquisitions

      During fiscal 2003, the Company acquired, in four separate transactions, sixteen Ethan Allen retail stores from independent dealers for total cash consideration of approximately $11.3 million. As a result of these acquisitions, the Company (i) recorded additional inventory of $10.1 million and other assets of $4.5 million, and (ii) assumed customer deposits of $4.9 million, third-party debt of $4.3 million and other liabilities of $2.9 million. As of June 30, 2003, $3.4 million of the third-party debt had been fully repaid by the Company. Goodwill associated with these acquisitions totaled $8.9 million and represents the premium paid to the sellers related to the acquired book of business (i.e. market presence) and other fair value adjustments to the assets acquired and liabilities assumed. Further discussion of the Company's intangible assets can be found in Note 6.

      A summary of the Company's allocation of purchase price in each of the last three fiscal years is provided below (in thousands):

                                           Fiscal Year Ended June 30,
                                           --------------------------
                                     2003            2002           2001
                                 --------------  -------------  -------------
                                                                   1 store;
Nature of acquisition              16 stores      20 stores        1 plant
Cash consideration               $    11,332         42,403          9,722
Assets acquired and
 liabilities assumed:
  Inventory                           10,095         15,381            266
  PP&E and other assets                4,489         19,974          9,876
  Customer deposits                   (4,907)        (7,927)          (154)
  Third-party debt                    (4,300)             -              -
  A/P and other liabilities           (2,938)          (447)          (448)
                                 --------------  -------------  -------------
Goodwill                         $     8,893     $   15,422     $      182
                                 ==============  =============  =============

(4)   Inventories

      Inventories at June 30 are summarized as follows (in thousands):

                                                   2003           2002
                                                 --------       --------
         Finished goods                          $147,704       $123,906
         Work in process                           15,333         15,418
         Raw materials                             35,175         34,823
                                                  -------        -------
                                                 $198,212       $174,147
                                                  =======        =======

      Inventories are presented net of a related valuation allowance of $4.7 million and $4.5 million at June 30, 2003 and 2002, respectively.

(5)   Property, Plant and Equipment

      Property, plant and equipment at June 30 are summarized as follows (in thousands):
                                                    2003          2002
                                                  --------      --------
         Land and improvements                   $ 53,058       $ 54,771
         Buildings and improvements               236,313        230,089
         Machinery and equipment                  150,251        152,860
                                                  -------        -------
                                                  439,622        437,720
         Less: accumulated depreciation          (150,199)      (144,094)
                                                  -------        -------
                                                 $289,423       $293,626
                                                  =======        =======

(6)   Intangible Assets

      On July 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As of June 30, 2003, the Company had goodwill, including product technology, (net of accumulated amortization) of $59.2 million and other identifiable intangible assets (net of accumulated amortization) of $19.7 million. Comparable balances as of June 30, 2002 were $50.0 million and $19.7 million, respectively.

      Goodwill in the wholesale and retail segments was $27.5 million and $31.7 million, respectively, at June 30, 2003 and $27.5 million and $22.5 million, respectively, at June 30, 2002.

      The wholesale segment, at both dates, includes additional intangible assets of $19.7 million. These assets consist of Ethan Allen trade names, which were formerly being amortized over 40 years. The Company has re-assessed the useful lives of goodwill and other intangible assets and both were determined to have indefinite useful lives. As such, amortization of these assets ceased on July 1, 2001. No impairment losses have been recorded on these intangible assets as a result of the adoption of Statement 142.

      The following table reconciles the Company's reported net income and earnings per share with pro forma balances from previous periods adjusted to exclude goodwill amortization, which is no longer required under Statement 142. Fiscal 2003 and 2002 net income and earnings per share are presented for comparative purposes only (in thousands, except per share data):

                                                   Fiscal Year Ended June 30,
                                                --------------------------------
                                                  2003        2002        2001
                                                -------     -------     --------
      Net Income:
        Reported net income                     $75,381     $82,256     $79,680
        Add back:  Goodwill amortization,
                   after-tax                         -           -          694
        Add back:  Intangible asset
                   amortization, after-tax           -           -          439
                                                 ------      ------      ------
          Adjusted net income                   $75,381     $82,256     $80,813
                                                 ======      ======      ======

      Basic Earnings per Share:
        Reported earnings per share             $  2.00     $  2.12     $  2.02
        Goodwill amortization                        -           -         0.02
        Intangible asset amortization                -           -         0.01
                                                 ------      ------      ------
          Adjusted basic earnings per share     $  2.00     $  2.12     $  2.05
                                                 ======      ======      ======

      Diluted Earnings per Share:
        Reported earnings per share             $  1.95     $  2.06     $  1.98
        Goodwill amortization                        -           -         0.02
        Intangible asset amortization                -           -         0.01
                                                 ------      ------      ------
          Adjusted diluted earnings per share   $  1.95     $  2.06     $  2.01
                                                 ======      ======      ======

(7)   Borrowings

      Total debt obligations at June 30 consist of the following (in thousands):

                                                    2003           2002
                                                  -------        -------
      Industrial revenue bonds                    $ 8,455        $ 8,455
      Other debt and capital lease obligations      1,763            866
                                                   ------          -----
          Total debt                               10,218          9,321

      Less: current maturities and short-
        term capital lease obligations                996            107
                                                   ------         ------
          Long-term debt                          $ 9,222        $ 9,214
                                                   ======         ======

      The Company has a $125.0 million unsecured Revolving Credit Facility (the "Credit Agreement") with J. P. Morgan Chase & Co. as administrative agent and Fleet Bank, NA and Wachovia Bank, NA as co-documentation agents. The Credit Agreement includes sub-facilities for trade and standby letters of credit of $25.0 million and swingline loans of $3.0 million. Revolving loans under the Credit Agreement bear interest at J. P. Morgan Chase & Co.'s Alternative Base Rate, or adjusted LIBOR plus 0.625%, and is subject to adjustment arising from changes in the credit rating of Ethan Allen's senior unsecured debt. The Credit Agreement provides for the payment of a commitment fee equal to 0.15% per annum on the average daily, unused amount of the revolving credit commitment. The Company is also required to pay a fee equal to 0.75% per annum on the average daily letters of credit outstanding. At June 30, 2003 there were no revolving loans outstanding and $19.4 million of trade and standby letters of credit outstanding under the Credit Agreement.

      Remaining available borrowing capacity under the Credit Agreement was $105.6 million at June 30, 2003. For fiscal years ended June 30, 2003, 2002 and 2001 the weighted-average interest rates were 4.49%, 4.45%, and 5.55%, respectively. The Credit Agreement matures in August 2004 and there are no minimum repayments required during the term of the facility. The revolving loans may be borrowed, repaid and reborrowed over the term of the facility until final maturity.

      The Credit Agreement also contains various covenants which limit the ability of the Company and its subsidiaries to: incur debt; engage in mergers and consolidations; make restricted payments; sell certain assets; make investments; and issue stock. The Company is also required to meet certain financial covenants including consolidated net worth, fixed charge coverage and leverage ratios. As of June 30, 2003, the Company had satisfactorily complied with all covenants related to the Credit Agreement.

      The majority of the Company's debt is related to industrial revenue bonds which were issued to finance (i) the construction of its Maiden, North Carolina manufacturing facility, and (ii) capital improvements at the Inn at Ethan Allen, which is adjacent to the Company's corporate headquarters in Danbury, Connecticut. The bonds related to the Maiden, North Carolina facility bear interest at a floating rate and have a remaining maturity of 15 months. The rate on these bonds did not exceed 2.1% during 2003. The bonds related to the Inn at Ethan Allen bear interest at a fixed rate of 7.5% and have a remaining maturity of 8 years.

      The Company has loan commitments in the aggregate amount of approximately $0.8 million related to the modernization of its Beecher Falls, Vermont manufacturing facility. Loans made pursuant to these commitments bear interest at fixed rates ranging from 3.0% to 5.5% and have remaining maturities of 3 to 24 years. The loans have a first and second lien in respect of equipment financed by such loans and a first and second mortgage interest in respect of the building, the construction of which was financed by such loans.

      As mentioned in Note 3, the Company assumed $4.3 million in third-party debt in connection with its acquisition of 16 retail stores during fiscal 2003. This debt was in the form of a line of credit, a mortgage on an existing retail store location and, to a lesser extent, obligations under certain capital leases. As of June 30, 2003, $3.4 million of this amount had been fully repaid. Of the remaining outstanding amount, $0.8 million relates to the aforementioned mortgage which bears interest at a fixed rate of 7.5% and matures in December 2003.

      Aggregate scheduled maturities of long-term debt for each of the five fiscal years subsequent to June 30, 2003, and thereafter are as follows (in thousands):

      Fiscal Year Ended June 30:
      --------------------------
                    2004                              $     996
                    2005                                  4,713
                    2006                                    239
                    2007                                     38
                    2008                                     40
                    Subsequent to 2008                    4,192
                                                       --------
                      Total debt payments             $  10,218
                                                       ========

 (8)  Leases

      Ethan Allen leases real property and equipment under various operating lease agreements expiring through 2027. Leases covering retail store locations and equipment may require, in addition to stated minimums, contingent rentals based on retail sales and equipment usage. Generally, the leases provide for renewal for various periods at stipulated rates.

      Future   minimum   payments  by  year,   and  in  the   aggregate,   under
      non-cancelable operating leases consisted of the following at June 30, 2003 (in thousands):

      Fiscal Year Ended June 30:
      --------------------------
                    2004                              $  23,680
                    2005                                 22,111
                    2006                                 19,583
                    2007                                 17,983
                    2008                                 15,910
                    Subsequent to 2008                   52,459
                                                       --------
                     Total minimum lease payments     $ 151,726
                                                       ========

      The above amounts will be offset in the aggregate by minimum future rentals from subleases of $30.8 million.

      Total rent expense for each of the past three fiscal years ended June 30 was as follows (in thousands):

                                                 2003        2002        2001
                                               --------    --------    ---------
           Basic rentals under operating
             leases                           $ 25,824    $ 21,890    $ 18,496
           Contingent rentals under
             operating leases                      691         729         895
                                               -------     -------     -------
                                                26,515      22,619      19,391
           Less: sublease rent                   2,251       3,307       3,084
                                               -------     -------     -------
             Total rent expense               $ 24,264    $ 19,312    $ 16,307
                                               =======     =======     =======

(9)   Shareholders' Equity

      The Company's authorized capital stock consists of (a) 150,000,000 shares of Common Stock, par value $.01 per share, (b) 600,000 shares of Class B Common Stock, par value $.01 per share, and (c) 1,055,000 shares of Preferred Stock, par value $.01 per share, of which (i) 30,000 shares have been designated Series A Redeemable Convertible Preferred Stock, (ii) 30,000 shares have been designated Series B Redeemable Convertible Preferred Stock, (iii) 155,010 shares have been designated as Series C Junior Participating Preferred Stock, and (iv) the remaining 839,990 shares may be designated by the Board of Directors with such rights and preferences as they determine (all such preferred stock, collectively, the "Preferred Stock"). Shares of Class B Common Stock are convertible to shares of the Company's Common Stock upon the occurrence of certain events or other specified conditions being met. As of June 30, 2003 and 2002, there were no shares of Preferred Stock or Class B Common Stock issued or outstanding.

      The Company has been authorized by its Board of Directors to repurchase its common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. The Company also retires shares of unvested restricted stock and, prior to June 30, 2002, repurchased shares of common stock from terminated or retiring employee's accounts in the Ethan Allen Retirement Savings Plan. All of the Company's common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders' equity. During fiscal years 2003, 2002 and 2001 the Company repurchased and/or retired the following shares of its common stock:

                                           2003(1)        2002(1)        2001(2)
                                        ------------   ------------    ---------
     Common shares repurchased            1,457,000     1,059,226        61,006
     Cost to repurchase common shares   $43,503,500   $31,865,423    $1,069,587
     Average price per share                 $29.86        $30.08        $17.53

      (1) The cost to repurchase shares in fiscal years 2003 and 2002 reflects $7,197,165 in common stock repurchases with a June 2002 trade date and a July 2002 settlement date.

      (2) Includes the repurchase of 28,000 shares at $.01 per share previously issued under the Company's Restricted Stock Award Plan. Excluding the effect of these repurchases, the average price per share was $32.40.

      The Company funded its purchases through cash from operations and, in 2001, through revolver loan borrowings under the Credit Agreement. As of June 30, 2003, the Company had a remaining Board authorization to purchase
      1.3 million shares.

      On May 20, 1996, the Board of Directors adopted a Stockholder Rights Plan and declared a dividend of one Right for each outstanding share of common stock as of July 10, 1996. Each Right entitles its holder, under certain circumstances, to purchase one one-hundredth of a share of the Company's Series C Junior Participating Preferred Stock at a price of $41.67 on a post split basis. The Rights may not be exercised until 10 days after a person or group acquires 15% or more of the Company's common stock, or 15 days after the commencement or the announcement of the intent to commence a tender offer, which, if consummated, would result in a 15% or more ownership of the Company's common stock. Until then, separate Rights certificates will not be issued, nor will the Rights be traded separately from the stock.

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

(10)  Earnings per Share

      The following table sets forth the calculation of weighted average shares for the fiscal years ended June 30 (in thousands):

                                                     2003       2002      2001
                                                    ------     ------    ------
      Weighted average common shares outstanding
        for basic calculation                       37,607     38,828    39,390

      Add: Dilutive effect of stock options and
        warrants                                       962      1,114       931
                                                    ------     ------    ------

      Weighted average common shares outstanding,
        adjusted for diluted calculation            38,569     39,942    40,321
                                                    ======     ======    ======

      In 2003 and 2002, stock options to purchase 71,781 and 67,825 shares, respectively, had exercise prices that exceeded the average market price for each corresponding period. These options have been excluded from the respective diluted earnings per share calculation as their impact is anti-dilutive. No such anti-dilutive stock options existed in 2001.

(11)  Employee Stock Plans

      The Company has 6,320,139 shares of Common Stock reserved for issuance pursuant to the following stock-based compensation plans:

      1992 Stock Option Plan
      ----------------------

      The 1992 Stock Option Plan (the "Plan") provides for the grant of non-compensatory stock options to eligible employees and non-employee directors. Stock options granted under the Plan are non-qualified under
      Section 422 of the Internal Revenue code and allow for the purchase of shares of the Company's Common Stock. The Plan also provides for the issuance of stock appreciation rights ("SARs") on issued options, however, no SARs have been issued as of June 30, 2003. The awarding of such options is determined by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer. Options awarded are exercisable at the market value of the Company's Common Stock at the date of grant and vest ratably over a four-year period for awards to employees and a two-year period for awards to independent directors.

      Mr. Kathwari, the Company's President and Chief Executive Officer, entered into a new employment agreement with the Company dated August 1, 2002 (the "2002 Employment Agreement"). This agreement was effective as of July 1, 2002 and served to supercede all terms and conditions set forth in his previous employment agreement dated July 1, 1997, which expired on June 30, 2002 (the "1997 Employment Agreement"). Pursuant to the terms of the 2002 Employment Agreement, Mr. Kathwari was awarded, during fiscal 2003, options to purchase 600,000 shares of the Company's Common Stock. These options were issued at an exercise price of $31.02 per share (the price of a share of the Company's Common Stock on the New York Stock Exchange as of such date) and vest ratably over a three-year period. In addition, he is also entitled to receive another 400,000 options in fiscal 2004 (which vest ratably over a two-year period) and 200,000 options in fiscal 2005 (which vest over a one-year period).

      The maximum number of shares of Common Stock reserved for issuance under the 1992 Stock Option Plan is 5,490,597 shares.

      In connection with the 1992 Stock Option Plan, the following two stock award plans have also been established:

      Restricted Stock Award

      Under the terms of the 1997 Employment Agreement, Mr. Kathwari was granted, as of July 1, 1994 and for each successive year through July 1, 1998, an annual award of 30,000 shares of restricted stock, with vesting based on the performance of the Company's stock price during the three-year period subsequent to grant as compared to the Standard and Poor's 500 index. Under the discretion of the Compensation Committee, Mr. Kathwari was deemed vested in 92,000 shares as of June 30, 2002.

      In connection with the 2002 Employment Agreement, Mr. Kathwari is entitled to receive, as of August 1, 2002 and for each successive year through August 1, 2004, an annual award of 10,500 shares of restricted stock, with vesting based on the performance of the Company's stock price during the three-year period subsequent to grant as compared to the Standard and Poor's 500 index. As of June 30, 2003, Mr. Kathwari has not been deemed vested in any of these shares.

      Stock Unit Award

      In accordance with the provisions of the 1997 Employment Agreement, the Company established, during fiscal 1998, a book account for Mr. Kathwari, which was credited with 21,000 Stock Units as of July 1 of each year, commencing July 1, 1997, for a total of up to 105,000 Stock Units, over the initial five-year term of the 1997 Employment Agreement, with an additional 21,000 Stock Units to be credited in connection with each of the two optional one-year extensions. Following the termination of his employment, Mr. Kathwari will receive shares of Common Stock equal to the number of Stock Units credited to the account. In connection with the establishment of the 2002 Employment Agreement, Mr. Kathwari was deemed to have earned 126,000 of the Stock Units contemplated under the performance provisions of the 1997 Employment Agreement.

      Incentive Stock Option Plan
      ---------------------------

      In 1991, pursuant to the Incentive Stock Option Plan, the Company granted to members of management options to purchase 829,542 shares of Common Stock at an exercise price of $5.50 per share. These options vested ratably over a five-year period.

      Stock option activity during fiscal years 2003, 2002 and 2001 was as follows:

                                                      Number of Shares
                                                      ----------------
                                                  92 Stock       Incentive
                                                 Option Plan      Options
                                                 -----------      -------
      Options Outstanding - June 30, 2000         3,383,590         14,000
        Granted in 2001                              35,225             -
        Exercised in 2001                           (67,882)        (6,000)
        Canceled in 2001                            (55,658)            -
                                                  ---------       --------
      Options Outstanding - June 30, 2001         3,295,275          8,000
        Granted in 2002                              94,625             -
        Exercised in 2002                          (106,846)        (8,000)
        Canceled in 2002                            (16,073)            -
                                                  ---------       --------
      Options Outstanding - June 30, 2002         3,266,981             -
        Granted in 2003                             694,800             -
        Exercised in 2003                          (187,896)
        Canceled in 2003                            (59,780)            -
                                                  ---------       --------
      Options Outstanding - June 30, 2003         3,714,105             -
                                                  =========       =========

      The  following   table   summarizes  the  stock  awards   outstanding  and
      exercisable at June 30, 2003:

                                Options Outstanding          Options Exercisable
                            ------------------------------   -------------------
                                        Weighted Average
                                      --------------------
                                                                        Weighted
                                      Remaining                          Average
             Exercise                    Life     Exercise              Exercise
           Price Range       Number   (in years)    Price     Number      Price
        -----------------  ---------- ---------- ---------  ---------- ---------

        $   6.33 to  6.50     967,175     1.9    $   6.37     967,175  $    6.37
           14.50 to 18.21      64,110     3.7       15.03      64,110      15.03
           21.17 to 25.00     968,315     4.7       21.93     919,701      21.77
           26.25 to 28.31     840,367     4.4       27.44     834,849      27.44
           29.23 to 33.78     802,348     8.8       30.94      79,515      31.50
           38.00 to 41.59      71,790     8.7       39.05      21,520      38.93
                           ------------                     ----------
                            3,714,105     4.8       21.28   2,886,870      18.50
                           ============                     ==========

      As stated in Note 1, the Company employs the intrinsic value recognition and measurement provisions of APB No. 25 in accounting for stock-based compensation. However, in complying with the disclosure provisions of SFAS No. 123, the Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The per share weighted average fair value of stock options granted during fiscal years 2003, 2002 and 2001 was $15.94, $16.06, and $13.60, respectively.

      The fair value of each stock option grant was estimated on the date of grant using the following assumptions: weighted average risk-free interest rates of 4.26%, 4.50%, and 5.39% for fiscal years 2003, 2002 and 2001, respectively; dividend yields of 0.83%, 0.48%, and 0.53% for fiscal years 2003, 2002 and 2001, respectively; expected volatility factors of 44.3%, 43.9%, and 45.0% for fiscal years 2003, 2002 and 2001, respectively; and expected lives of 8.5 years for fiscal 2003 and 5.0 years for both fiscal 2002 and 2001.

      The table located in Note 1 illustrates the effect on net income and earnings per share if the fair value recognition and measurement provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in each period.

 (12) Income Taxes

      Total income taxes were allocated as follows (in thousands):

                                                2003         2002         2001
                                              -------      -------      --------
      Income from operations                $ 45,811      $ 49,988     $ 48,423
      Shareholders' equity                    (1,536)       (1,021)        (624)
                                             -------       -------      -------
                                            $ 44,275      $ 48,967     $ 47,799
                                             =======       =======      =======

      The income taxes credited to shareholders' equity relate to the tax benefit arising from the exercise of employee stock options.

      Income tax expense (benefit) attributable to income from operations consists of the following for the fiscal years ended June 30 (in thousands):

                                                2003         2002         2001
                                              -------      -------      --------
      Current:
         Federal                            $ 35,909      $ 44,548     $ 46,513
         State                                 5,152         5,251        5,249
                                             -------       -------      -------
              Total current                   41,061        49,799       51,762
                                             -------       -------      -------
      Deferred:
         Federal                               4,395           180       (3,157)
         State                                   355             9         (182)
                                             -------       -------      -------
              Total deferred                   4,750           189       (3,339)
                                             -------       -------      -------
      Income tax expense                    $ 45,811      $ 49,988     $ 48,423
                                             =======       =======      =======

      The following is a reconciliation of expected income taxes (computed by applying the Federal statutory rate to income before taxes) to actual income tax expense (in thousands):

                                                2003        2002          2001
                                              -------     -------       -------
      Computed "expected" income
         tax expense                        $ 42,417      $ 46,285     $ 44,836
      State income taxes, net of
         federal income tax benefit            3,211         3,126        3,162
      Goodwill amortization                       68           109          265
      Other, net                                 115           468          160
                                             -------       -------      -------
      Actual income tax expense             $ 45,811      $ 49,988     $ 48,423
                                             =======       =======      =======

      The significant components of the deferred tax expense (benefit) are as follows (in thousands):
                                               2003         2002          2001
                                             --------     --------      --------

      Deferred tax expense (benefit)        $  3,294      $ (1,268)    $ (4,795)
      Utilization of net operating
        loss carryforwards                     1,456         1,457        1,456
                                             -------       -------      -------
      Total deferred tax expense (benefit)  $  4,750      $    189     $ (3,339)
                                             =======       =======      =======

      The components of the net deferred tax liability as of June 30 are as follows (in thousands):
                                                       2003           2002
                                                     --------       ---------
      Deferred tax assets:
        Accounts receivable                         $    733        $   923
        Inventories                                    4,329          4,407
        Employee compensation accruals                 8,389          7,743
        Restructuring accruals                         6,627          1,765
        Other accrued liabilities                      2,898          2,507
        Net operating loss carryforwards               2,620          4,076
                                                     -------        -------
      Total deferred tax asset                        25,596         21,421
                                                     -------        -------

      Deferred tax liabilities:
        Property, plant and equipment                 28,170         23,192
        Intangible assets other than goodwill         13,366         13,354
        Non-deductible temporary differences
         arising as a result of Section 481a
         changes in accounting methods                 6,329          4,102
        Other                                          2,294            586
                                                     -------        -------
      Total deferred tax liability                    50,159         41,234
                                                     -------        -------

      Net deferred tax liability                    $ 24,563       $ 19,813
                                                     =======        =======

      At June 30, 2003, the Company has, for federal income tax purposes, approximately $6.9 million of net operating loss carryovers ("NOLs"), all of which expire in 2008. Pursuant to Section 382 of the Internal Revenue Code, the Company's utilization of such NOLs is subject to an annual limitation of approximately $3.9 million.

      Management believes that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

(13)  Employee Retirement Programs

      The Ethan Allen Retirement Savings Plan
      ---------------------------------------

      The Ethan Allen Retirement Savings Plan (the "Savings Plan") is a defined contribution plan, which is offered to substantially all employees of the Company who have completed three consecutive months of service regardless of hours worked.

      Ethan Allen may, at its discretion, make a matching contribution to the 401(k) portion of the Savings Plan on behalf of each participant, provided the contribution does not exceed the lesser of 50% of the participant's contribution or $1,000 per participant per Savings Plan year. Total profit sharing and 401(k) company match expense was $3.9 million in 2003, $5.1 million in 2002, and $5.5 million in 2001.

      Other Retirement Plans and Benefits
      -----------------------------------

      Ethan Allen provides additional benefits to selected members of senior and middle management in the form of previously entered deferred compensation arrangements and a management cash bonus and other incentive program. The total cost of these benefits was $3.3 million, $4.2 million, and $5.0 million in 2003, 2002 and 2001, respectively.

(14)  Litigation

      The Company has been named as a potentially responsible party ("PRP") for the cleanup of three active sites currently listed or proposed for inclusion on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA").

      The Company believes it has resolved its liability at one of the sites by completing remedial action activities. With regard to the other two sites, the Company does not anticipate incurring significant cost as it believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at the site. However, liability under CERCLA may be joint and several. Additionally, the Company has been notified by the State of New York that it may be a PRP in a separate, unrelated matter. However, the extent of any adverse effect on the Company's financial condition, results of operations, or cash flows with respect to this matter cannot be reasonably estimated at this time.

(15)  Related Party Transactions

      On August 31, 2001, the Company acquired certain assets associated with the retail operations of 6 Ethan Allen Home Interiors stores in the Pittsburgh and Cleveland metropolitan areas from two entities owned and controlled by Mr. Edward Teplitz. The total purchase price for the assets was $10.1 million, net of the assumption of certain liabilities and subject to post-closing adjustments. Approximately $3.5 million of the purchase price was allocated to two real estate properties acquired in the transaction with the remaining $6.6 million allocated to other assets. The purchase price was determined by mutual negotiation, based upon the fair value of net assets acquired and supported, as appropriate, by independent third-party appraisals. Subsequent to the closing, Mr. Teplitz joined the Company as Vice President of Finance. In August 2002, Mr. Teplitz was named Chief Financial Officer of the Company. He currently serves as Vice President and General Manager of the Company's Retail division, a role he assumed in May 2003.

(16)  Comprehensive Income

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

      The Company's other comprehensive income, which is attributable solely to foreign currency translation adjustments, was $0.6 million at June 30, 2003. This amount, as well as the Company's accumulated other comprehensive income included in equity, are the result of changes in foreign currency exchange rates related to the operations of 7 Ethan Allen-owned retail stores located in Canada. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

(17)  Segment Information

      The Company's reportable segments are strategic business areas which operate separately but which both offer the Company's complete line of home furnishings through their own distinctive services. The Company's operations are classified into two segments: wholesale and retail.

      The wholesale segment is principally involved in the development of the Ethan Allen brand, which encompasses the design, manufacture, domestic and off-shore sourcing, sale and distribution of a full range of home furnishing products to a network of independently-owned and Ethan Allen-owned stores as well as related marketing and brand awareness efforts. Wholesale profitability includes the wholesale gross margin, which is earned on wholesale sales to all retail stores, including Ethan Allen-owned stores.

      The retail segment sells home furnishing products through a network of Ethan Allen-owned stores. Retail profitability includes the retail gross margin, which represents the difference between retail sales price and the cost of goods purchased from the wholesale segment.

      While the manner in which the Company's home furnishings are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacture and distribution versus retail sales) are different. Within the wholesale segment, the Company maintains revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other).

      A breakdown of wholesale sales by these product lines for each of the last three fiscal years is provided below:

                                              Fiscal Year Ended June 30,
                                              --------------------------
                                               2003       2002       2001
                                               ----       ----       ----
            Case Goods                          53%         56%       56%
            Upholstered Products                33          31        30
            Home Accessories and Other          14          13        14
                                               ---         ---       ---
                                               100%        100%      100%
                                               ===         ===       ===

      Similar information by product line is not available within the retail segment as it is not practicable. However, because wholesale production and sales are matched to incoming orders, the Company believes that the allocation of retail sales would be similar to that of the wholesale segment.

      The Company evaluates performance of its segments based upon revenues and operating income. Inter-segment eliminations primarily comprise the wholesale sales and profit on the transfer of inventory between segments. Inter-segment eliminations also include items not allocated to reportable segments.

      During the third quarter of 2001, the Company re-evaluated its operating segments and as a result changed its segment-reporting format from five segments (case goods, upholstery, home accessories, retail, and other) to two segments (wholesale and retail). This change reflects how management currently manages its operations, resulting in part, from the growth in the Company's retail business. The following table presents segment information for each of the fiscal years ended June 30, 2003, 2002, and 2001 (in thousands):

                                                 2003        2002        2001
                                               -------     -------     -------
      Net Sales:
      ----------
      Wholesale segment                       $660,986    $660,818    $705,651
      Retail segment                           526,388     459,640     419,322
      Elimination of inter-company sales      (280,110)   (228,170)   (220,840)
                                              --------     -------     -------
        Consolidated Total                    $907,264    $892,288    $904,133
                                               =======     =======     =======

      Operating Income:
      -----------------
      Wholesale segment (1)                   $109,281    $110,078    $100,503
      Retail segment                            14,573      23,125      23,142
      Elimination (2)                           (3,271)     (3,303)      2,402
                                               -------      ------      ------
        Consolidated Total                    $120,583    $129,900    $126,047
                                               =======     =======     =======

      Capital Expenditures:
      ---------------------
      Wholesale segment                       $ 11,759    $ 13,601    $ 22,147
      Retail segment                            15,448      17,477      16,369
      Acquisitions (3)                          11,332      42,403       9,722
                                               -------    --------      ------
        Consolidated Total                    $ 38,539    $ 73,481    $ 48,238
                                               =======     =======     =======

      Total Assets:
      -------------
      Wholesale segment                       $465,017    $459,311    $453,650
      Retail segment                           303,061     259,770     190,067
      Inventory profit elimination (4)         (36,510)    (30,326)    (24,599)
                                               -------     -------     -------
        Consolidated Total                    $731,568    $688,755    $619,118
                                               =======     =======     =======

      (1) Operating income for the wholesale segment includes pre-tax restructuring and impairment charges of $13.2 million, $5.1 million and $6.9 million recorded in fiscal years 2003, 2002 and 2001, respectively.

      (2) The adjustment reflects the change in the elimination entry for profit in ending inventory.

      (3) Acquisitions include the purchase of 16 retail stores in 2003, 20 retail stores in 2002 and one retail store and the Dublin, Virginia manufacturing facility in 2001.

      (4) Inventory profit elimination reflects the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when shipped to the retail customer.

       There are 20 independent retail stores located outside the United States. Less than 2.0% of the Company's net sales are derived from sales to these retail stores.

(18)  Selected Quarterly Financial Data (Unaudited)

      Tabulated below are certain data for each quarter of the fiscal years ended June 30, 2003, 2002, and 2001 (in thousands, except per share data):

                                                Quarter Ended
                              ------------------------------------------------
                              September 30   December 31    March 31   June 30
                              ------------   -----------    --------   -------
        Fiscal 2003:
        ------------
        Net sales                 $216,529      $229,713    $224,574  $236,448
        Gross profit               106,715       115,804     111,950   114,915
        Net income                  20,082        23,086      11,672    20,541
        Earnings per basic share      0.53          0.61        0.31      0.55
        Earnings per diluted share    0.52          0.60        0.30      0.54
        Dividend declared per
          common share                0.06          0.06        0.06      0.07

        Fiscal 2002:
        ------------
        Net sales                 $206,725      $222,857    $227,917  $234,789
        Gross profit                93,969       103,380     108,436   115,528
        Net income                  16,731        21,195      22,969    21,361
        Earnings per basic share      0.43          0.55        0.59      0.55
        Earnings per diluted share    0.42          0.53        0.58      0.54
        Dividend declared per
          common share                0.04          0.04        0.04      0.06

        Fiscal 2001:
        ------------
        Net sales                 $211,231      $232,667    $233,791  $226,444
        Gross profit                99,709       107,737     103,511   102,699
        Net income                  20,700        23,107      20,030    15,843
        Earnings per basic share      0.53          0.59        0.51      0.40
        Earnings per diluted share    0.52          0.58        0.50      0.39
        Dividend declared per
          common share                0.04          0.04        0.04      0.04

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          ---------------------------------------------------------------

      No changes in, or disagreements with, accountants as a result of accounting or financial disclosure matters, occurred during fiscal years 2003, 2002 or 2001.


Item 9A.  Controls and Procedures
          -----------------------

      Ethan Allen's management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Vice President-Finance ("VPF"), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of June 30, 2003, the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company (including its consolidated subsidiaries), which is required to be included in the Company's periodic filings under the Exchange Act, has been made known to them in a timely manner.

      There have been no significant changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of this report) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III
                                    --------

      Except as otherwise stated below, Part III is omitted as the Company intends to file with the Commission within 120 days after the end of the Company's fiscal year a definitive proxy statement pursuant to Regulation 14A which will involve the election of directors.


Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company's code of ethics can be accessed via its website at www.ethanallen.com.

Audit Committee Financial Expert

The Company's Board of Directors has determined that the Company has three "financial experts", as defined under Item 401 of Regulation S-K of the Securities Exchange Act of 1934, currently serving on its Audit Committee. Those members of the Company's Audit Committee who are deemed to be financial experts are as follows:

Clinton A. Clark
Horace G. McDonell
William W. Sprague

All persons identified as financial experts are independent from management as defined by Item 7(d)(3), of Schedule 14A.

See reference to the definitive proxy statement under Part III for the remainder of required disclosures under Item 10.


Item 11.  Executive Compensation
          ----------------------

See reference to the definitive proxy statement under Part III.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

See reference to the definitive proxy statement under Part III.


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

See reference to the definitive proxy statement under Part III.


Item 14.  Principal Accountant Fees and Services
          --------------------------------------

See reference to the definitive proxy statement under Part III.

                                     PART IV
                                     -------

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

I.    Listing of Documents

      (1) Financial Statements. The Company's Consolidated Financial Statements, included in Item 8 hereof, as required at June 30, 2003 and 2002, and for the years ended June 30, 2003, 2002 and 2001, consist of the following:

            Consolidated Balance Sheets

            Consolidated Statements of Operations

            Consolidated Statements of Cash Flows

            Consolidated Statements of Shareholders' Equity

            Notes to Consolidated Financial Statements

      (2) Financial Statement Schedule. Financial Statement Schedule of the Company appended hereto, as required for the years ended June 30, 2003, 2002 and 2001, consist of the following:

            Valuation and Qualifying Accounts

            The schedules listed in Reg. 210.5-04, except those listed above, have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      (3)   Reports on Form 8-K

            On May 13, 2003, the Company filed with the Securities and Exchange Commission its quarterly report on Form 10-Q for the three month period ended March 31, 2003. Accompanying such report was a certification, filed on Form 8-K, of the Company's Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and attached thereto as Exhibit 99.1.

            During the three month period ended June 30, 2003, the Company filed a Current Report on Form 8-K dated June 10, 2003, covering information reported under Item 9. Regulation FD Disclosure. The Company also filed a Current Report of Form 8-K dated July 31, 2003, covering information reported under Item 9. Regulation FD Disclosure but furnished pursuant to Item 12. Results of Operations and Financial Condition in accordance with SEC Release No. 33-8216.

      (4) The following Exhibits are filed as part of this report on Form 10-K:

             Exhibit
             Number     Exhibit
             ------     -------

            2(a) Agreement and Plan of Merger, dated May 20, 1989, among the Company, Green Mountain Acquisition Corporation, INTERCO Incorporated, Interco Subsidiary, Inc. and Ethan Allen (incorporated by reference to Exhibit 2(a) to the Registration Statement on Form S-1 of the Company filed with the Securities and Exchange Commission (the "SEC") on March 16, 1993)

            2(b) Restructuring Agreement, dated March 1, 1991, among Green Mountain Holding Corporation, Ethan Allen, Chemical Bank, General Electric Capital Corporation, Smith Barney Inc. and the stockholder's name on the signature page thereof (incorporated by reference to Exhibit 2(b) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

            2(c) Purchase and Sale Agreement, dated March 28, 1997, between the Company and Carriage House Interiors of Colorado, Inc. (incorporated by reference to Exhibit 2 to the Registration Statement on Form S-3 of the Company filed with the SEC on May 21, 1997)

            3(a) Restated Certificate of Incorporation for Green Mountain Holding Corporation (incorporated by reference to
                        Exhibit 3(a) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

            3(b) Restated and Amended By-Laws of Green Mountain Holding Corporation (incorporated by reference to Exhibit 3(b) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

            3(c) Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(c) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

            3(c)-1 Certificate of Designation relating to the Series C Junior Participating Preferred Stock (incorporated by reference to Exhibit 1 to Form 8-A of the Company filed with the SEC on July 3, 1996)

            3(c)-2 Certificate of Amendment to Restated Certificate of Incorporation as of August 5, 1997 (incorporated by reference to Exhibit 3(c)-2 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 13,
                        1999)

            3(c)-3 Second Certificate of Amendment to Restated Certificate of Incorporation as of March 27, 1998 (incorporated by reference to Exhibit 3(c)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 13,
                        1999)

            3(c)-4 Third Certificate of Amendment to Restated Certificate of Incorporation as of April 28, 1999 (incorporated by reference to Exhibit 3(c)-4 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 13,
                        1999)

            3(d)        Amended   and   Restated    By-laws   of   the   Company
                        (incorporated by reference to Exhibit 3(d) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

            3(e) Certificate of Designation relating to the New Convertible Preferred Stock (incorporated by reference to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

            3(e)-1 Certificate of Designation relating to the Series C Junior Participating Preferred Stock (incorporated by reference to Exhibit 1 to Form 8-A of the Company filed with the SEC on July 3, 1996)

            3(f) Certificate of Incorporation of Ethan Allen Finance Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form S-3 of the Company filed with the SEC on February 1,
                        1995)

            3(g) By-Laws of Ethan Allen Finance Corporation (incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Registration Statement on Form S-3 of the Company filed with the SEC on February 1, 1995)

            3(h) Certificate of Incorporation of Ethan Allen Manufacturing Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-3 of the Company filed with the SEC on February 1, 1995)

            3(i) By-Laws of Ethan Allen Manufacturing Corporation (incorporated by reference to Exhibit 3.5 to Amendment No. 3 to the Registration Statement on Form S-3 of the Company filed with the SEC on February 1, 1995)

            4(a) First Amendment to Management Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

            4(b) Second Amendment to Management Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

            4(c)        1992 Stock  Option Plan  (incorporated  by  reference to
                        Exhibit 4(c) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

            4(c)-1 First Amendment to 1992 Stock Option Plan (incorporated by reference to Exhibit 4(c)-1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 14, 1997)

            4(c)-2 Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 4(c)-2 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 14, 1997)

            4(c)-3 First Amendment to Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 4(c)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on February 12, 1999)

            4(c)-4 Second Amendment to Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 4(c)-4 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on February 14, 2000)

            4(d) Management Letter Agreement among the Management Investors and the Company (incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

            4(e) Management Warrant, issued by the Company to members of the Management of Ethan Allen (incorporated by reference to Exhibit 4(e) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

            4(f) Form of Dealer Letter Agreement among Dealer Investors and the Company (incorporated by reference to Exhibit 4(f) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

            4(g) Form of Kathwari Warrant, dated June 28, 1989 (incorporated by reference to Exhibit 4(g) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

            4(j) Form of Indenture relating to the Senior Notes (incorporated by reference to Exhibit 4(m) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

            4(j)-1 First Supplemental Indenture, dated March 23, 1995, between Ethan Allen and the First National Bank of Boston for $75,000,000 8-3/4% Senior Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of the Company filed with the SEC on October 25, 1994)

            4(k) Credit Agreement among the Company, Ethan Allen and Bankers Trust Company (incorporated by reference to
                        Exhibit 4(o) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

            4(k)-1 Amended Credit Agreement among the Company, Ethan Allen and Bankers Trust Company (incorporated by reference to Exhibit 4(k)-1 to the Annual Report on Form 10-K of the Company filed with the SEC on September 8, 1994)

            4(k)-2 110,000,000 Senior Secured Revolving Credit Facility dated March 10, 1995 between Ethan Allen and J. P. Morgan Chase & Co. (incorporated by reference to Exhibit 4(k)-2 to the Annual Report on Form 10-K of the Company filed with the SEC on September 21, 1995)

            4(k)-3 Amended and Restated Credit Agreement as of December 4, 1996 between Ethan Allen Inc. and the J. P. Morgan Chase & Co. (incorporated by reference to Exhibit 4(k)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on February 13, 1997)

            4(k)-4 First Amendment to Amended and Restated Credit Agreement as of August 27, 1997 between Ethan Allen Inc. and the
                        J. P. Morgan Chase & Co.  (incorporated  by reference to
                        Exhibit 4(k)-4 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on February 12, 1999)

            4(k)-5 Second Amendment to Amended and Restated Credit Agreement as of October 20, 1998 between Ethan Allen Inc. and the J. P. Morgan Chase & Co. (incorporated by reference to Exhibit 4(k)-5 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on February 12, 1999)

            4(l)        Catawba  County  Industrial   Facilities   Revenue  Bond
                        (incorporated by reference to Exhibit 4(r) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

            4(l)-1 Trust Indenture dated as of October 1, 1994 securing $4,600,000 Industrial Development Revenue Refunding Bonds, Ethan Allen Inc. Series 1994 of the Catawba
                        County Industrial Facilities and Pollution Control Financing Authority (incorporated by reference to
                        Exhibit 4(l)-1 to the Annual Report on Form 10-K of the Company filed with the SEC on September 21, 1995)

            4(m) Lease for 2700 Sepulveda Boulevard Torrance, California (incorporated by reference to Exhibit 4(s) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

            4(n) Amended and Restated Warrant Agreement, dated March 1, 1991, among Green Mountain Holding Corporation and First Trust National Association (incorporated by reference to
                        Exhibit 4(t) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

            4(o) Exchange Notes Warrant Transfer Agreement (incorporated by reference to Exhibit 4(u) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

            4(p) Warrant (Earned) to purchase shares of the Company's Common Stock dated March 24, 1993 (incorporated by reference to Exhibit 4(v) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

            4(q) Warrant (Earned-In) to purchase shares of the Company's Common Stock, dated March 23, 1993 (incorporated by reference to Exhibit 4(w) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

            4(r) Recapitalization Agreement among the Company, General Electric Capital Corporation, Smith Barney Inc., Chemical Fund Investments, Inc., Legend Capital Group, Inc., Legend Capital International Ltd., Castle Harlan, Inc., M. Farooq Kathwari, the Ethan Allen Retirement Program and other stockholders named on the signature pages thereto, dated March 24, 1993 (incorporated by reference to Exhibit 4(x) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

            4(s) Preferred Stock and Common Stock Subscription Agreement, dated March 24, 1993, among the Company, General
                        Electric Capital Corporation, and Smith Barney Inc. (incorporated by reference to Exhibit 4(y) to the Annual Report on Form 10-K of the Company filed with the SEC on September 24, 1993)

            4(t) Security Agreement, dated March 10, 1995, between Ethan Allen Inc. and J. P. Morgan Chase & Co. (incorporated by reference to Exhibit 4(t) to the Quarterly Report on Form 10-Q of the Company filed with the SEC on February 13, 1997)

            4(u) Rights Agreement, dated July 26, 1996, between the Company and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 3,
                        1996)

            4(v) Registration Rights Agreement, dated March 28, 1997, between the Company and Carriage House Interiors of Colorado, Inc. (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 of the Company filed with the SEC on May 21, 1997)

            4(w) Credit Agreement, dated August 24, 1999, by and among Ethan Allen Inc., Ethan Allen Interiors Inc., the J. P. Morgan Chase & Co., Fleet Bank, N.A. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 4(w) to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2000)

            10(b) Employment Agreement, dated June 29, 1989, among Mr. Kathwari, the Company and Ethan Allen (incorporated by reference to Exhibit 10(b) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

            10(c) Employment Agreement, dated July 27, 1994, among Mr. Kathwari, the Company and Ethan Allen (incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of the Company filed with the SEC on September 21,
                        1995)

            10(d) Restated Directors Indemnification Agreement dated March 1993, among the Company and Ethan Allen and their Directors (incorporated by reference to Exhibit 10(c) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

            10(e) Registration Rights Agreement, dated March 1993, by and among Ethan Allen, General Electric Capital Corporation and Smith Barney Inc. (incorporated by reference to Exhibit 10(d) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

            10(f) Form of Management Bonus Plan, dated October 30, 1991 (incorporated by reference to Exhibit 10(g) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

            10(g) Ethan Allen Profit Sharing and 401(k) Retirement Plan (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of the Company filed with the SEC on September 21, 1995)

            10(h) General Electric Capital Corporation Credit Card Program Agreement dated August 25, 1995 (incorporated by reference from Exhibit 10(h) to the Annual Report on Form 10-K of the Company filed with the SEC on September 21, 1995)

            10(h)-1 First Amendment to Credit Card Program Agreement dated February 22, 2000 (incorporated by reference to Exhibit 10(h)-1 to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2000)

            10(i) Employment Agreement, dated October 28, 1997, between Mr. Kathwari and Ethan Allen Interiors, Inc. (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 14, 1997)

            10(j) Sales Finance Agreement, dated June 25, 1999, between the Company and MBNA America Bank, N.A. (incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-K of the Company filed with the SEC on September 13,
                        2000)

            10(k) Amended and Restated Consumer Credit Card Program Agreement, dated February 22, 2000, by and among the Company and Monogram Credit Card Bank of Georgia (incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2000)

            10(k)-2 Second Amendment to Amended and Restated Consumer Credit Card Program Agreement, dated February 1, 2002, by and among the Company and Monogram Credit Card Bank of Georgia (incorporated by reference to Exhibit 10(k)-2 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 13, 2002)

            10(k)-3 Third Amendment to Amended and Restated Consumer Credit Card Program Agreement, dated July 26, 2002, by and among the Company and Monogram Credit Card Bank of Georgia (incorporated by reference to Exhibit 10(k)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 12, 2002)

            10(l) Employment Agreement, dated August 1, 2002, between Mr. Kathwari and Ethan Allen Interiors, Inc. (incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-K of the Company filed with the SEC on September 30, 2002)

            10(l)-1 First Amendment to Employment Agreement, dated August 1, 2002, between Mr. Kathwari and Ethan Allen Interiors, Inc. (incorporated by reference to Exhibit 10(l)-1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 15, 2003).

            21 List of wholly-owned subsidiaries of the Company (incorporated by reference to Exhibit 22 to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

      *     23          Consent of KPMG LLP

      *     31.1        Rule  13a-14(a)  Certification  of  Principal  Executive
                        Officer

      *     31.2        Rule  13a-14(a)  Certification  of  Principal  Financial
                        Officer

      *     32.1        Section  1350   Certifications  of  Principal  Executive
                        Officer and Principal Financial Officer

                        *   Filed herewith.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                  SCHEDULE II - VALUATION AND QUALIFYING  ACCOUNTS
       As of and for the Fiscal Years Ended June 30, 2003, 2002 and 2001
                                 (In thousands)


                             Balance at     Additions  Adjustments    Balance at
                              Beginning    Charged to       and/or        End of
                              of Period        Income   Deductions        Period
                             ----------    ----------  -----------    ----------
Accounts Receivable
  Sales discounts, sales returns and
   allowance for doubtful accounts:

     June 30, 2003             $ 2,019       $  (451)     $   (78)      $ 1,490
     June 30, 2002             $ 2,679       $  (660)     $     -       $ 2,019
     June 30, 2001             $ 2,751       $   (22)     $   (50)      $ 2,679


Inventory
  Inventory valuation allowance:

     June 30, 2003             $ 4,517       $   772      $  (621)      $ 4,668
     June 30, 2002             $ 3,346       $ 1,510      $  (339)      $ 4,517
     June 30, 2001             $ 1,591       $  (444)     $ 2,199       $ 3,346

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ETHAN ALLEN INTERIORS INC.
                                          (Registrant)


                                          By: /S/ M. FAROOQ KATHWARI
                                             -----------------------------------
                                             (M. Farooq Kathwari)
                                              Chairman, President and
                                                Chief Executive Officer

                                          Date:  September 19, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 19, 2003.




      /s/  M. Farooq Kathwari              Chairman, President and
------------------------------------------ Chief Executive Officer
      (M. Farooq Kathwari)




      /s/ Clinton A. Clark                Director
------------------------------------------
      (Clinton A. Clark)




      /s/ Kristin Gamble                  Director
------------------------------------------
      (Kristin Gamble)




      /s/ Horace G. McDonell              Director
------------------------------------------
      (Horace G. McDonell)




      /s/ Edward H. Meyer                 Director
------------------------------------------
      (Edward H. Meyer)




      /s/ William W. Sprague              Director
------------------------------------------
      (William W. Sprague)




      /s/ Frank G. Wisner                 Director
------------------------------------------
      (Frank G. Wisner)




      /s/ Jeffrey A. Hoyt                 Vice President, Finance
------------------------------------------
      (Jeffrey A. Hoyt)