Form 10-Q
period 2003-09-30
ETHAN ALLEN INTERIORS INC
filed 2003-11-10
CIK 896156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended   September 30, 2003
                              --------------------------------------------------

                                       or

[] TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission File Number:         1-11692
                       ---------------------------------------------------------


                           ETHAN ALLEN INTERIORS INC.
       -----------------------------------------------------------------
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

             As of September 30, 2003, there were 37,250,886 shares
                  of Common Stock, par value $.01 outstanding.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----
                         PART I - FINANCIAL INFORMATION

  1.    Financial Statements as of September 30, 2003(unaudited) and
          June 30, 2003 and for the three months ended September 30, 2003 and 2002 (unaudited)

        Consolidated Balance Sheets                                            2

        Consolidated Statements of Operations                                  3

        Consolidated Statements of Cash Flows                                  4

        Consolidated Statements of Shareholders' Equity                        5

        Notes to Consolidated Financial Statements                             6

  2.    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           13

  3.    Quantitative and Qualitative Disclosures About Market Risk            23

  4.    Controls and Procedures                                               23


                           PART II - OTHER INFORMATION

  1.    Legal Proceedings                                                     24

  2.    Changes in Securities and Use of Proceeds                             24

  3.    Defaults Upon Senior Securities                                       24

  4.    Submission of Matters to a Vote of Security Holders                   24

  5.    Other Information                                                     24

  6.    Exhibits and Reports on Form 8-K                                      24


        Signatures                                                            25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                              September 30,
                                                                                                  2003                    June 30,
                                                                                               (UNAUDITED)                  2003
                                                                                              -------------               --------
ASSETS
Current assets:
    Cash and cash equivalents                                                                    $ 129,485               $  81,856
    Accounts receivable, less allowance for doubtful
      accounts of $1,469 at September 30, 2003 and $1,490
      at June 30, 2003                                                                              28,138                  26,439
    Inventories, net (note 4)                                                                      190,302                 198,212
    Prepaid expenses and other current assets                                                       29,866                  30,779
    Deferred income taxes                                                                           22,151                  22,976
                                                                                                 ---------               ---------
         Total current assets                                                                      399,942                 360,262

Property, plant and equipment, net                                                                 282,981                 289,423
Intangible assets, net (notes 6 and 7)                                                              78,926                  78,939
Other assets                                                                                         2,508                   2,944
                                                                                                 ---------               ---------
      Total assets                                                                               $ 764,357               $ 731,568
                                                                                                 =========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt and capital
      lease obligations                                                                          $     977               $     996
    Customer deposits                                                                               62,450                  55,939
    Accounts payable                                                                                32,680                  25,375
    Accrued compensation and benefits                                                               29,129                  29,308
    Accrued expenses and other current liabilities (note 5)                                         24,806                  22,808
                                                                                                 ---------               ---------
         Total current liabilities                                                                 150,042                 134,426

Long-term debt                                                                                       9,180                   9,222
Other long-term liabilities                                                                          2,311                   2,682
Deferred income taxes                                                                               48,728                  47,539
                                                                                                 ---------               ---------
      Total liabilities                                                                            210,261                 193,869

Shareholders' equity:
Class A common stock, par value $.01, 150,000,000 shares authorized; 45,502,396 shares issued at September 30,
    2003 and 45,449,086 shares issued at June 30, 2003                                                 454                     454
Class B common stock, par value $.01, 600,000 shares
    authorized; no shares issued and outstanding at
    September 30, 2003 and June 30, 2003                                                                -                       -
Preferred stock, par value $.01, 1,055,000 shares
    authorized; no shares issued and outstanding at
    September 30, 2003 and June 30, 2003                                                                -                       -
Additional paid-in capital                                                                         282,331                 281,140
                                                                                                 ---------               ---------
                                                                                                   282,785                 281,594
Less: Treasury stock (at cost), 8,251,510 shares at
    September 30, 2003 and June 30, 2003                                                          (204,931)               (204,931)

Retained earnings                                                                                  475,656                 460,456
Accumulated other comprehensive income (note 10)                                                       586                     580
                                                                                                 ---------               ---------
      Total shareholders' equity                                                                   554,096                 537,699
                                                                                                 ---------               ---------
      Total liabilities and shareholders' equity                                                 $ 764,357               $ 731,568
                                                                                                 =========               =========

See accompanying notes to consolidated financial statements.


                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                                                               Three Months Ended
                                                                                                   September 30,
                                                                                              2003              2002
                                                                                            --------          --------


Net sales                                                                                   $222,765          $216,529

Cost of sales                                                                                114,322           109,814
                                                                                            ---------         --------

    Gross profit                                                                             108,443           106,715

Operating expenses:
  Selling                                                                                     44,609            42,890
  General and administrative                                                                  35,522            31,982
  Restructuring and impairment charge (note 5)                                                  (264)              (92)
                                                                                            --------          --------
       Total operating expenses                                                               79,867            74,780
                                                                                            --------          --------

    Operating income                                                                          28,576            31,935

Interest and other miscellaneous income, net                                                   2,211               524

Interest and other related financing costs                                                       141               173
                                                                                            --------          --------

    Income before income taxes                                                                30,646            32,286

Income tax expense                                                                            11,707            12,204
                                                                                            --------          --------
    Net income                                                                              $ 18,939          $ 20,082
                                                                                            ========          ========


PER SHARE DATA (NOTE 9):

Basic earnings per common share:

    Net income per basic share                                                              $   0.51          $   0.53
                                                                                            ========          ========

    Basic weighted average common shares                                                      37,227            37,986


Diluted earnings per common share:

    Net income per diluted share                                                            $   0.50          $   0.52
                                                                                            ========          ========

    Diluted weighted average common shares                                                    38,247            38,915



See accompanying notes to consolidated financial statements.


                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                                    Three Months Ended
                                                                                                       September 30,
                                                                                                2003                    2002
                                                                                             --------                 --------

Operating activities:
     Net income                                                                              $ 18,939                 $ 20,082
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                                          5,265                    5,033
         Compensation expense (benefit) related to
          restricted stock award                                                                   66                     (430)
         Provision (benefit) for deferred income taxes                                          2,014                    1,912
         Restructuring and impairment charge                                                     (264)                     (92)
         Other non-cash (income) expense                                                       (1,104)                    (426)
         Change in assets and liabilities, net of the
          effects of acquired and divested businesses:
               Accounts receivable                                                             (1,699)                   3,354
               Inventories                                                                      7,910                    5,125
               Prepaid and other current assets                                                 3,681                   (2,383)
               Other assets                                                                       331                      668
               Customer deposits                                                                6,511                    6,746
               Accounts payable                                                                 3,457                   (5,251)
               Income taxes payable                                                             4,112                    9,426
               Accrued expenses and other current liabilities                                   1,137                   (2,397)
               Other long-term liabilities                                                       (371)                     (57)
                                                                                             ---------                ---------

Net cash provided by operating activities                                                      49,985                   41,310
                                                                                             ---------                ---------
Investing activities:
     Proceeds from the disposal of property, plant
      and equipment                                                                             3,425                    2,367
     Capital expenditures                                                                      (4,010)                  (9,309)
     Acquisitions                                                                                   -                   (9,930)
     Other                                                                                         35                      147
                                                                                             ---------                ---------
Net cash used in investing activities                                                            (550)                 (16,725)
                                                                                             ---------                ---------

Financing activities:
     Other payments on long-term debt and capital
      leases                                                                                      (53)                  (3,345)
     Net proceeds from issuance of common stock                                                   861                      219
     Dividends paid                                                                            (2,614)                  (2,309)
     Payments to acquire treasury stock                                                             -                  (29,578)
                                                                                             ---------                ---------

Net cash used in financing activities                                                          (1,806)                 (35,013)
                                                                                             ---------                ---------

Net increase (decrease) in cash and cash equivalents                                           47,629                  (10,428)

Cash and cash equivalents - beginning of period                                                81,856                   75,688
                                                                                             ---------                ---------

Cash and cash equivalents - end of period                                                    $129,485                 $ 65,260
                                                                                             =========                =========


See accompanying notes to consolidated financial statements.



                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      THREE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)
                        (In thousands, except share data)


                                                                                Accumulated
                                                    Additional                        Other
                                           Common      Paid-in      Treasury  Comprehensive    Retained
                                            Stock      Capital         Stock         Income    Earnings       Total
                                           ------   ----------      --------  -------------    --------       -----


Balance at June 30, 2003                     $454     $281,140     $(204,931)         $580     $460,456     $537,699

Issuance of 53,310 shares of common
  stock upon the exercise of stock
  options and restricted stock award
  compensation                                  -          927             -             -            -          927

Tax benefit associated with exercise
  of employee stock options                     -          264             -             -            -          264

Dividends declared on common stock              -            -             -             -       (3,739)      (3,739)

Other comprehensive income (note 10)            -            -             -             6            -            6
Net income                                      -            -             -             -       18,939       18,939
                                                                                                            --------
   Total comprehensive income                                                                                 18,945
                                             ----     --------     ----------         ----     --------     --------

Balance at September 30, 2003                $454     $282,331     $(204,931)         $586     $475,656     $554,096
                                             ====     ========     ==========         ====     ========     ========




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


(2)      INTERIM FINANCIAL PRESENTATION

         All intercompany accounts and transactions have been eliminated in the consolidated financial statements. In the opinion of the Company, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been included in the financial statements. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of results for the fiscal year. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

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

         Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period. However, as permitted by SFAS No. 123, the Company continues to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and discloses certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied.

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

                                                                      Three Months Ended
                                                                         September 30,
                                                                     2003            2002
                                                                   -------          -------
          Net income as reported                                   $18,939          $20,082

          Add: Stock-based employee compensation
             expense (benefit) included in reported
             net income, net of related tax effects                     41             (267)

          Deduct: Stock-based employee compensation
             expense determined under the fair value-
             based method for all awards granted since
             July 1, 1995, net of related tax effects               (1,061)            (191)
                                                                   -------          -------

          Pro forma net income                                     $17,919          $19,624
                                                                   =======          =======
          Earnings per share:
             Basic - as reported                                   $  0.51          $  0.53
                                                                   =======          =======
             Basic - pro forma                                     $  0.48          $  0.52
                                                                   =======          =======
             Diluted - as reported                                 $  0.50          $  0.52
                                                                   =======          =======
             Diluted - pro forma                                   $  0.47          $  0.51
                                                                   =======          =======


(4)      INVENTORIES

         Inventories at September 30, 2003 and June 30, 2003 are summarized as follows (in thousands):

                                                                September 30,      June 30,
                                                                    2003             2003
                                                                  --------         --------

                         Finished goods                           $146,728         $147,704
                         Work in process                            13,046           15,333
                         Raw materials                              30,528           35,175
                                                                  --------         --------
                                                                  $190,302         $198,212
                                                                  ========         ========

         Inventories are presented net of a related valuation allowance of $4.7 million at September 30, 2003 and June 30, 2003.


(5)      RESTRUCTURING AND IMPAIRMENT CHARGES

         In recent years, the Company has developed, announced and executed plans to consolidate its manufacturing operations as part of an overall strategy to maximize production efficiencies and maintain its competitive advantage.

         In the third quarter of fiscal 2003, the Company announced a plan to close three of its smaller manufacturing facilities. Closure of these facilities resulted in a headcount reduction totaling approximately 580 employees; 340 employees effective April 21, 2003, and 240 employees throughout the last quarter of fiscal 2003 and the first quarter of fiscal 2004. A pre-tax restructuring and impairment charge of $13.4 million was recorded for costs associated with these plant closings, of which $4.5 million related to employee severance and benefits and other plant exit costs, and $8.9 million related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities. During

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         the quarter ended September 30, 2003, adjustments totaling $0.2 million were recorded to reverse certain of these previously established accruals which are no longer required.

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

         In the fourth quarter of fiscal 2001, the Company announced a plan that involved the closure of three of its manufacturing facilities and a headcount reduction totaling approximately 350 employees effective August 6, 2001. A pre-tax restructuring and impairment charge of $6.9 million was recorded for costs associated with these plant closings, of which $3.3 million related to employee severance and benefits and other plant exit costs, and $3.6 million related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities. During the quarter ended September 30, 2002, adjustments totaling $0.1 million were recorded to reverse certain of these previously established accruals which are no longer required.

         As of September 30, 2003, restructuring reserves totaling $0.3 million were included in the Consolidated Balance Sheet as an accrued expense within current liabilities. In addition, total impairment charges of $15.6 million ($8.9 million, $3.1 million and $3.6 million in 2003, 2002 and 2001, respectively) were recorded to reduce certain property, plant and equipment to net realizable value.

         Activity in the Company's restructuring reserves is summarized as follows (in thousands):

              Fiscal 2003 Restructuring
              -------------------------
                                                              Original            Cash           Non-cash
                                                               Charges          Payments         Utilized          Total
                                                              --------          --------         --------          -----
              Employee severance and other
               related payroll and benefit
               costs                                           $ 4,339          $(3,876)         $  (227)(a)       $ 236
              Plant exit costs and other                           150             (150)               -               -
              Write-down of long-lived assets                    8,884                -           (8,884)              -
                                                               -------          --------         --------          -----
              Balance as of September 30, 2003                 $13,373          $(4,026)         $(9,111)          $ 236
                                                               =======          ========         ========          =====

              Fiscal 2002 Restructuring
              -------------------------
                                                              Original           Cash            Non-cash
                                                               Charges          Payments         Utilized          Total
                                                              --------          --------         --------          -----
              Employee severance and other
               related payroll and benefit
               costs                                          $ 1,847           $(1,757)         $   (90)(a)       $   -
              Plant exit costs and other                          171               (38)             (94)(a)          39
              Write-down of long-lived assets                   3,105                 -           (3,105)              -
                                                              -------            -------         --------          -----
              Balance as of September 30, 2003                $ 5,123           $(1,795)         $(3,289)          $  39
                                                              =======           ========         ========          =====

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


              Fiscal 2001 Restructuring
              -------------------------
                                                              Original           Cash            Non-cash
                                                               Charges          Payments         Utilized          Total
                                                              --------          --------         --------          -----
              Employee severance and other
               related payroll and benefit
               costs                                          $ 2,974           $(2,916)          $   (58)(a)      $   -
              Plant exit costs and other                          332              (295)              (37)(a)          -
              Write-down of long-lived assets                   3,600                 -            (3,600)             -
                                                              -------            -------         --------          -----
              Balance as of September 30, 2003                $ 6,906           $(3,211)          $(3,695)         $   -
                                                              =======           ========         ========          =====

              (a) Amounts represent the reversal of certain previously established accruals which are no longer required.


(6)      BUSINESS ACQUISITIONS

         During the quarter ended September 30, 2002, the Company acquired thirteen Ethan Allen retail stores from independent dealers for total cash consideration of approximately $10.6 million. As a result of these acquisitions, the Company (i) recorded additional inventory of $8.9 million and other assets of $5.6 million, and (ii) assumed customer deposits of $3.8 million, third-party debt of $4.4 million and other liabilities of $3.8 million. As of September 30, 2003, $3.4 million of the third-party debt had been repaid by the Company. Goodwill associated with these acquisitions totaled $8.1 million and represents the premium paid to the sellers related to the acquired book of business (i.e. market presence) and other fair value adjustments to the assets acquired and liabilities assumed. Further discussion of the Company's intangible assets can be found in Note 7. No acquisitions occurred during the quarter ended September 30, 2003.

         A summary of the Company's allocation of purchase price for the three months ended September 30, 2003 and 2002 is provided below (in thousands):

                                                       Three Months Ended
                                                           September 30,
                                                      2003              2002
                                                      ----              ----
          Nature of acquisition                          N/A          13 stores
          Cash consideration                        $      -         $  10,550
          Assets acquired and
            liabilities assumed:
              Inventory                                    -             8,885
              PP&E and other assets                        -             5,611
              Customer deposits                            -            (3,841)
              Third-party debt                             -            (4,433)
              A/P and other liabilities                    -            (3,755)
                                                    --------         ----------
          Goodwill                                  $      -         $   8,083
                                                    ========         ==========


(7)       GOODWILL AND OTHER INTANGIBLE ASSETS

         On July 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As of September 30, 2003 and June 30, 2003, the Company had goodwill, including product technology, (net of accumulated amortization) of $59.2 million and other identifiable intangible assets (net of accumulated amortization) of $19.7 million.

         Goodwill in the wholesale and retail segments was $27.5 million and $31.7 million, respectively, at September 30, 2003 and June 30, 2003.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         The wholesale segment, at both dates, includes additional intangible assets of $19.7 million. These assets consist of Ethan Allen trade names which were formerly being amortized over 40 years. In connection with the adoption of Statement 142, the Company re-assessed the useful lives of goodwill and other intangible assets and both were determined to have indefinite useful lives. As such, amortization of these assets ceased on July 1, 2001. No impairment losses were recorded on these intangible assets as a result of the adoption of SFAS No. 142.


(8)       LITIGATION

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

(9)      EARNINGS PER SHARE

         Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

                                                          Three Months Ended
                                                              September 30,
                                                         2003             2002
                                                         ----             ----
          Weighted average common shares
            outstanding for basic calculation           37,227           37,986


          Add: Dilutive effect of stock
            options and warrants                         1,020              929
                                                        ------           ------

          Weighted average common shares outstanding,
            adjusted for diluted calculation            38,247           38,915
                                                        ======           ======

         As of September 30, 2003 and 2002, stock options to purchase 69,793 shares and 88,825 shares of common stock, respectively, had exercise prices which exceeded the average market price for the corresponding period. These options have been excluded from the respective diluted earnings per share calculation as their impact is anti-dilutive.


(10)     COMPREHENSIVE INCOME

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

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         The Company's other comprehensive income, which is attributable solely to foreign currency translation adjustments, was $0.6 million at both September 30, 2003 and June 30, 2003. This amount, as well as the Company's accumulated other comprehensive income included in equity, are the result of changes in foreign currency exchange rates related to the operations of 7 Ethan Allen-owned retail stores located in Canada. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.


(11)     SEGMENT INFORMATION

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

         A breakdown of wholesale sales by these product lines for the three months ended September 30, 2003 and 2002 is provided below:

                                                          Three Months Ended
                                                              September 30,
                                                         2003             2002
                                                         ----             ----
                Case Goods                                53%              54%
                Upholstered Products                      33               32
                Home Accessories and Other                14               14
                                                         ---              ---
                                                         100%             100%
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

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         The following table presents segment information for the three months ended September 30, 2003 and 2002 (in thousands):

                                                          Three Months Ended
                                                             September 30,
                                                         2003            2002
                                                         ----            ----
         NET SALES:
         ----------
         Wholesale segment                              $158,919       $157,846
         Retail segment                                  132,656        120,479
         Elimination of inter-company sales              (68,810)       (61,796)
                                                        --------       --------
           Consolidated Total                           $222,765       $216,529
                                                        ========       ========

         OPERATING INCOME:
         -----------------
         Wholesale segment                              $ 26,976       $ 28,969
         Retail segment                                      205          3,047
         Elimination (1)                                   1,395            (81)
                                                        --------       --------
           Consolidated Total                           $ 28,576       $ 31,935
                                                        ========       ========

         CAPITAL EXPENDITURES:
         ---------------------
         Wholesale segment                              $  1,868       $  3,963
         Retail segment                                    2,142          5,346
         Acquisitions (2)                                      -          9,930
                                                        --------       --------
           Consolidated Total                           $  4,010       $ 19,239
                                                        ========       ========


                                                       September 30,   June 30,
                                                          2003           2003
                                                        --------       --------
         TOTAL ASSETS:
         -------------
         Wholesale segment                              $496,290       $465,017
         Retail segment                                  303,811        303,061
         Inventory profit elimination (3)                (35,744)       (36,510)
                                                        --------       --------
           Consolidated Total                           $764,357       $731,568
                                                        ========       ========

         (1) Adjustment represents the change in the elimination entry for profit in ending inventory.

         (2) There were no acquisitions completed during the three months ended September 30, 2003. For the three months ended September 30, 2002, acquisitions include the purchase of 13 retail stores.

         (3) Inventory profit elimination reflects the embedded wholesale profit in the Ethan Allen-owned store inventory that has not been realized. These profits will be realized when inventory is shipped to the retail customer.

          At September 30, 2003, there were 28 Ethan Allen retail stores located outside the United States, of which 21 were independently-owned. Approximately 2% of the Company's net sales for the three month period ended September 30, 2003 and 2002 were derived from sales to non-domestic, independently-owned retail stores.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions set forth in this form 10-Q should be read in conjunction with the financial information included herein and the Company's Annual Report on Form 10-K for the year ended June 30, 2003. Management's discussion and analysis of financial condition and results of operations and other sections of this quarterly report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risk and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, conditions in the various geographical markets where the Company does business, technology developments affecting the Company's products and to those matters discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.


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

         Revenue Recognition - Revenue is recognized when all of the following have occurred: persuasive evidence of a sales arrangement exists (e.g. a wholesale purchase order or retail sales invoice); the sales arrangement specifies a fixed or determinable sales price; product is shipped or services are provided to the customer; and collectability is reasonably assured. This generally occurs upon the shipment of goods to independent dealers or, in the case of Ethan Allen-owned retail stores, upon delivery to the customer. Recorded sales provide for estimated returns and allowances. The Company permits retail customers to return defective products and incorrect shipments for credit against other purchases. Terms offered by the Company are standard for the industry.

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


RESULTS OF OPERATIONS

         Ethan Allen's revenues are comprised of (i) wholesale sales to independently-owned and Company-owned retail stores and (ii) retail sales of Company-owned stores. See Note 11 to the Company's Consolidated Financial Statements for the three months ended September 30, 2003 and 2002. The components of consolidated revenues and operating income were as follows (in millions):

                                                          Three Months Ended
                                                             September 30,
                                                           2003         2002
                                                           ----         ----
           REVENUE:
           --------
           Wholesale segment                              $158.9       $157.8
           Retail segment                                  132.7        120.5
           Elimination of inter-segment sales              (68.8)       (61.8)
                                                          ------       ------
             Consolidated Revenue                         $222.8       $216.5
                                                          ======       ======

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY



                                                          Three Months Ended
                                                             September 30,
                                                           2003         2002
                                                           ----         ----
           OPERATING INCOME:
           -----------------
           Wholesale segment                              $ 27.0       $ 29.0
           Retail segment                                    0.2          3.0
           Elimination                                       1.4         (0.1)
                                                          ------       ------
             Consolidated Operating Income                $ 28.6       $ 31.9
                                                          ======       ======


QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2002

         Consolidated revenue for the three months ended September 30, 2003 increased by $6.3 million, or 2.9%, to $222.8 million from $216.5 million for the three months ended September 30, 2002. Net sales have increased due to the continued expansion and strategic re-positioning of the Company's retail segment coupled with an increase in the Company's incoming order rate stemming from a modest improvement in consumer confidence and a strengthening of the U.S. economy during the past three months.

         Total wholesale revenue for the first quarter of fiscal 2004 increased by $1.1 million, or 0.7%, to $158.9 million from $157.8 million in the first quarter of fiscal 2003. As stated previously, the incoming order rate was positively impacted by improved consumer spending habits, particularly during the last month of the quarter, and a strengthening of the U.S. economy during the period. To a lesser extent, wholesale sales volume was also positively impacted by one additional production day in the current year quarter as compared to the prior year.

         Total retail revenue from Ethan Allen-owned stores for the three months ended September 30, 2003 increased by $12.2 million, or 10.1%, to $132.7 million from $120.5 million for the three months ended September 30, 2002. The increase in retail sales by Ethan Allen-owned stores was attributable to an increase in sales generated by newly opened or acquired stores of $16.6 million, and an increase in comparable store delivered sales of $0.7 million, or 0.6%, partially offset by a decrease resulting from closed stores, which generated $5.1 million fewer sales in the first quarter of fiscal 2004 as compared to fiscal 2003. The number of Ethan Allen-owned stores increased to 120 as of September 30, 2003 as compared to 116 as of September 30, 2002. During that twelve month period, the Company acquired 3 stores from independent dealers, relocated 2 stores, closed 3 stores and opened 4 new stores, including the first dedicated Ethan Allen Kids retail store location.

         Comparable stores are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened stores. Stores acquired from dealers by Ethan Allen are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.

         Total booked orders, which include wholesale orders and written business of Ethan Allen-owned retail stores, increased 11.3% from the prior year quarter, reflecting the continued expansion of the Company's retail segment, modest improvement in consumer confidence, and a strengthening of the U.S. economy. Quarter-over-quarter, wholesale orders increased 12.4% while Ethan Allen-owned store written business increased 8.3% and comparable store written business decreased 1.3%.

         Gross profit increased during the quarter to $108.4 million from $106.7 million in the prior year first quarter. The $1.7 million, or 1.6%, increase in gross profit was primarily attributable to a higher proportionate share of retail sales to total sales (60% in the current quarter compared to 56% in the prior year quarter), and, to a lesser extent, higher margins attributable to the off-shore sourcing of selected product lines. These favorable variances were partially offset by (i) increased costs associated with excess capacity at our manufacturing facilities, particularly during the third and fourth quarters of fiscal 2003, (ii) lower retail margins as a result of the sell-off of floor inventory necessary to make room for new product introductions,

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


including Ethan Allen Kids and New Country, and (iii) lower-than-anticipated shipments due to general business softness experienced for much of the period. Consolidated gross margin decreased to 48.7% in the first quarter of fiscal 2004 from 49.3% in the prior year quarter as a result of the factors identified previously.

         Operating expenses increased $5.1 million, or 6.8%, to $79.9 million, or 35.9% of net sales, in the current year quarter from $74.8 million, or 34.5% of net sales, in the prior year quarter. This increase is primarily attributable to further expansion of the retail segment and the higher proportionate share of retail sales to total sales in the current quarter as compared to the prior year quarter. The addition of 4 net new Ethan Allen-owned stores since September 2002 has resulted in higher costs associated with warehousing and delivery, occupancy, advertising, healthcare and design consultant salaries. These increases were partially offset by a decrease in selling expense within the wholesale division as the result of a continued Company-wide focus on cost containment.

         Operating income for the three months ended September 30, 2003 was $28.6 million, or 12.8% of net sales, compared to $31.9 million, or 14.7% of net sales, for the three months ended September 30, 2002. This represents a decrease of $3.3 million, or 10.5%, which is primarily attributable to increased operating expenses resulting from the continued expansion of the retail segment, partially offset by lower selling costs within the wholesale division and a modest increase in gross profit.

         Total wholesale operating income for the first quarter of fiscal 2003 was $27.0 million, or 17.0% of net sales, compared to $29.0 million, or 18.4% of net sales, in the first quarter of fiscal 2002. The decrease of $2.0 million, or 6.9%, is primarily attributable to increased costs associated with excess capacity at our manufacturing facilities, particularly during the third and fourth quarters of fiscal 2003, partially offset by decreased operating expenses within the division.

         Operating income for the retail segment decreased $2.8 million to $0.2 million, or 0.2% of net sales, for the first quarter of fiscal 2004, as compared to $3.0 million, or 2.5% of net sales, in the prior year period. The decrease in retail operating income generated by Ethan Allen-owned stores is primarily attributable to (i) higher operating expenses related to the addition of 4 net new stores since September 2002, (ii) a lower gross margin resulting from the sell-off of floor inventory necessary to make room for the aforementioned new product offerings, and (iii) lower-than-anticipated shipments due to general business softness experienced for much of the period, and, to a lesser extent, the effects of Hurricane Isabel throughout the mid-Atlantic states. These unfavorable variances were partially offset by increased sales volume associated with new stores and a modest increase in comparable store sales.

         Interest and other miscellaneous income for the current quarter totaled $2.2 million, representing an increase of $1.7 million from $0.5 million recorded in the prior year quarter. The increase is due, primarily, to (i) a favorable judgment in the case of an outstanding legal matter, (ii) larger gains recorded in the current period in connection with the sale of real estate, and
(iii) a decrease in the Company's share of first quarter losses incurred in connection with its United Kingdom joint venture with MFI Furniture Group Plc.

         Income tax expense for the three months ended September 30, 2003 was $11.7 million as compared to $12.2 million for the three months ended September 30, 2002. The Company's effective tax rate for the current quarter was 38.2%, up slightly from 37.8% in the prior year quarter. The higher effective tax rate is the result of increased income tax liability arising in connection with the operation of a greater number of Company-owned stores, some of which are located in new jurisdictions, and recently-enacted changes within certain state tax legislation.

         For the three months ended September 30, 2003, the Company recorded net income of $18.9 million, a decrease of $1.2 million, as compared to $20.1 million recorded in the first quarter of fiscal 2003. Earnings per diluted share for the current quarter amounted to $0.50, representing a decrease of $0.02 per diluted share, or 4.1%, from $0.52 per diluted share in the prior year quarter.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

         Consolidated revenue for the three months ended September 30, 2002 increased by $9.8 million, or 4.7%, to $216.5 million from $206.7 million for the three months ended September 30, 2001. Net sales have increased due to the continued expansion of the Company's retail segment offset slightly by delays experienced related to certain off-shore sourced product lines and a relative softness in consumer spending caused by a sluggish economy. Subsequent to the end of the quarter, the Company announced that it would be selectively reducing prices by up to 20% on certain items within four collections: British Classics; Country French; Horizons by Ethan Allen; and Country Crossings. The objectives of the price reductions were to increase sales volume within some of the more popular collections while continuing to expand the Company's consumer reach. Such price reductions did not have a material adverse effect on the Company's consolidated operations.

         Total wholesale revenue for the first quarter of fiscal 2003 increased by $2.9 million, or 1.9%, to $157.8 million from $154.9 million in the first quarter of fiscal 2002. The wholesale segment continues to be challenged by the state of the U.S. economy and was further adversely affected during the quarter by the inability to service backlog associated with certain imported product lines as a result of higher-than-anticipated sales volume and the closure of selected West Coast ports.

         Total retail revenue from Ethan Allen-owned stores for the three months ended September 30, 2002 increased by $21.7 million, or 21.9%, to $120.5 million from $98.8 million for the three months ended September 30, 2001. The increase in retail sales by Ethan Allen-owned stores was attributable to an increase in sales generated by newly opened or acquired stores of $28.5 million, partially offset by a decrease in comparable store delivered sales of $3.3 million, or 3.6%, and a decrease resulting from sold and closed stores, which generated $3.5 million fewer sales in fiscal 2003 as compared to fiscal 2002. The number of Ethan Allen-owned stores increased to 116 as of September 30, 2002 as compared to 93 as of September 30, 2001. During that twelve month period, the Company acquired 23 stores from independent dealers, sold 1 to an independent dealer, relocated 2 stores, and opened 1 new store. Of the 10 stores acquired during the quarter ended September 30, 2001, 6 stores were purchased from Mr. Edward D. Teplitz, who subsequently joined the Company as Vice President of Finance (see
Part II, Item 5 of the Form 10-Q filed on November 15, 2001). In August 2002, Mr. Teplitz was named Chief Financial Officer of the Company.

         Total booked orders, which include wholesale orders and written business of Ethan Allen-owned retail stores, increased from the prior year quarter by 9.9%, reflecting the continued expansion of the Company's retail segment and the success of recent off-shore sourced product introductions, partially offset by the effects of a relative softness in consumer spending. Quarter-over-quarter, wholesale orders increased 3.6% while Ethan Allen-owned store written business increased 32.7% and comparable store written business increased 4.8%.

         Gross profit increased during the quarter to $106.7 million from $94.0 million in the first quarter of the prior year. The $12.7 million, or 13.6%, increase in gross profit was primarily attributable to (i) a higher proportionate share of retail sales to total sales (56% in the current quarter compared to 48% in the prior year quarter), (ii) lower manufacturing costs resulting from efficiencies gained as a result of plant closures implemented in fiscal 2001 and fiscal 2002, and (iii) the Company's continued focus on quality and cost savings within all facets of its operations. Consolidated gross margin increased to 49.3% in the first quarter of fiscal 2003 from 45.5% in the prior year first quarter. The gross margin was positively impacted as a result of the factors identified previously.

         During the quarter, it was determined that certain stock unit awards previously expensed by the Company would not be issued to Mr. Farooq Kathwari, Chairman and Chief Executive Officer. The granting and vesting of such stock unit awards was governed by the provisions of Mr. Kathwari's 1997 Employment Agreement (the "1997 Agreement") which

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


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

         Operating expenses increased $7.4 million, or 11.0%, to $74.8 million, or 34.5% of net sales, in the current year quarter from $67.4 million, or 32.6% of net sales, in the prior year quarter. This increase is primarily attributable to further expansion of the retail segment and the higher proportionate share of retail sales to total sales in the current quarter as compared to the prior year quarter. The addition of 23 net new Ethan Allen-owned stores since September 2001 has resulted in higher costs associated with warehousing and delivery, occupancy, advertising, healthcare and design consultant salaries. These increases were partially offset by a decrease in distribution costs resulting from a decline in the volume of wholesale shipments.

         Operating income for the three months ended September 30, 2002 was $31.9 million, or 14.7% of net sales, compared to $26.5 million, or 12.8% of net sales, for the three months ended September 30, 2001. This represents an increase of $5.4 million, or 20.0%, which is primarily attributable to a higher gross margin and lower wholesale distribution costs, partially offset by increased operating expenses resulting from the continued expansion of the retail segment.

         Total wholesale operating income for the first quarter of fiscal 2003 was $29.0 million, or 18.4% of net sales, compared to $23.3 million, or 15.0% of net sales, in the first quarter of fiscal 2002. The increase of $5.7 million, or 24.1%, is primarily attributable to (i) lower manufacturing costs resulting from efficiencies gained as a result of plant closures implemented in fiscal 2001 and fiscal 2002, (ii) lower distribution costs, and (iii) the Company's continued focus on quality and cost savings, partially offset by lower wholesale sales volume.

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

         Interest and other miscellaneous income for the current quarter was $0.5 million, an increase of $0.1 million from the prior year quarter. The increase is due, primarily, to additional income recognized in connection with the sale of real estate, partially offset by a decrease in interest income associated with the Company's investment portfolio as a result of a decline in interest rates during that same period.

         Income tax expense was $12.2 million for the quarter ended September 30, 2002 as compared to $10.2 million for the comparable quarter in the prior year. The Company's effective tax rate was 37.8% in both periods.

         For the three months ended September 30, 2002, the Company recorded net income of $20.1 million, an increase of $3.4 million, from $16.7 million recorded for the three months ended September 30, 2001. Earnings per diluted share were $0.52 for the current quarter representing an increase of $0.10, or 23.8%, from $0.42 per diluted share in the prior year quarter.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY



FINANCIAL CONDITION AND LIQUIDITY

         The Company's principal sources of liquidity are cash flow from operations and borrowing capacity under a revolving credit facility. Net cash provided by operating activities totaled $50.0 million for the three months ended September 30, 2003, compared to $41.3 million for the three months ended September 30, 2002. The quarter-over-quarter increase of $8.7 million was principally the result of (i) an $8.7 million decrease in cash required to satisfy outstanding accounts payable, (ii) a $6.1 million decrease in prepaid expenses and other current assets, (iii) a $3.4 million increase in accrued expenses, and (iv) inventory levels which decreased $7.9 million during the current period, representing a $2.8 million variance from the decrease in inventory noted in the prior year period. These favorable variances were partially offset by (i) a $5.3 million decrease in income taxes payable, (ii) a $5.1 million decrease in cash collected related to outstanding accounts receivable, and (iii) a $1.2 million decrease in net income.

         The decrease in inventory levels since June 2003 was the result, primarily, of (i) an increase in through-put within the wholesale division, serving to reduce the overall level of raw materials and work-in-process, (ii) reduced inventory requirements stemming from the closure of three manufacturing facilities as was previously announced in March 2003, and (iii) a decline in finished goods inventories.

         Net cash used in investing activities totaled $0.6 million in the current period as compared to $16.7 million recorded in the prior year period. The decrease was due to a decline in the level of capital spending, exclusive of acquisitions, to $4.0 million for the three months ended September 30, 2003 from $9.3 million for the three months ended September 30, 2002. Further, $9.9 million was utilized in the prior year quarter to finance the acquisition of thirteen retail stores; no acquisitions occurred during the current year. The current level of capital spending is principally attributable to (i) new store development and renovation and (ii) technology improvements. The Company anticipates that cash from operations will be sufficient to fund future capital expenditures.

         Net cash used in financing activities totaled $1.8 million in the current period as compared to $35.0 million in the prior year period, a decrease of $33.2 million. The decrease in net cash used in financing activities is the result, primarily, of (i) a decrease in payments related to the acquisition of treasury stock ($29.6 million), and (ii) a decrease in cash utilized in the repayment of debt ($3.3 million). Total debt outstanding at September 30, 2003 was $10.2 million. At September 30, 2003, there were no revolving loans outstanding under the Company's credit facility. Trade and standby letters of credit outstanding under the facility at September 30, 2003 totaled $20.0 million and the Company's remaining available borrowing capacity was $105.0 million at that date.

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

         During the first three months of fiscal years 2004 and 2003, the Company repurchased the following shares of its common stock:

                                                       Three Months Ended
                                                         September 30,
                                                    2003             2002(1)
                                                    ----             ----

         Common shares repurchased                   -            721,300
         Cost to repurchase common shares            -        $22,381,598
         Average price per share                     -             $31.03

         (1) The cost to repurchase shares for the three months ended September 30, 2002 reflects $7,197,165 in common stock repurchases with a June 2002 trade date and a July 2002 settlement date.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


         The Company funded its common stock repurchases through available cash and cash from operations. As of September 30, 2003, the Company had a remaining Board authorization to purchase 1.3 million shares.

         As of September 30, 2003, the aggregate scheduled maturities of the Company's long-term debt for each of the next five fiscal years are as follows:
$4.7 million in fiscal 2005, $0.2 million in fiscal 2006, $0.1 million in fiscal 2007, $0.1 million in fiscal 2008, $0.1 million in fiscal 2009 and $4.0 million thereafter. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements over the next twelve months. As of September 30, 2003, the Company had working capital of $249.9 million and a current ratio of 2.67 to 1.

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


Dealer-Related Guarantees

         As part of the Company's expansion strategy for the Ethan Allen retail store network, selected independent dealers are provided, on rare occasion, with financial guarantees relating to leases in connection with certain store locations. As of September 30, 2003, one such guarantee exists. This guarantee, which has been provided by Ethan Allen Inc. on behalf of an independent dealer, has a remaining term of twelve months, which generally represents the remaining contractual terms of the underlying lease agreement (subject to certain term limitations). The Company is obligated to act under such guarantee in the event of default by the respective dealer (lessee). The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this guarantee is limited to the amount of the remaining contractual lease payments (subject to certain term limitations) and, as such, is not an estimate of future cash flows. As of September 30, 2003, the amount of remaining contractual lease payments guaranteed by the Company was approximately $0.3 million. The Company maintains specific recourse rights related to this dealer arrangement that would enable recovery of any amount paid under this guarantee. Management expects, based on the underlying creditworthiness of the guaranteed party, this guarantee will expire without requiring funding by the Company. Accordingly, as of September 30, 2003, the carrying amount of the liability related to such guarantee is zero.

         In addition, Ethan Allen Inc. has obligated itself, on behalf of one of its independent dealers, with respect to a $1.5 million credit facility (the "Credit Facility") comprised of a $1.1 million revolving line of credit and a $0.4 million term loan. This obligation requires the Company, in the event of the dealer's default under the Credit Facility, to repurchase the dealer's inventory, applying such purchase price to the dealer's outstanding indebtedness under the Credit Facility. The Company's obligation remains in effect for the life of the term loan which expires in April 2008. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this obligation is limited to the amount outstanding under the Credit Facility

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


at the time of default (subject to pre-determined  lending limits based on the value of the underlying inventory) and, as such, is not an estimate of future cash flows. No specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this obligation, except to the extent that the Company maintains the right to take title to the repurchased inventory. Management anticipates that the repurchased inventory could subsequently be sold through the Company's retail store network. As of September 30, 2003, the total amount outstanding under the Credit Facility totaled approximately $1.0 million, of which $0.7 million was outstanding under the revolving credit line. Management expects, based on the underlying creditworthiness of the respective dealer, this obligation will expire without requiring funding by the Company. However, in accordance with the provisions of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, a liability has been established to reflect the Company's non-contingent obligation under this arrangement as a result of modifications made to the Credit Facility subsequent to January 1, 2003. As of September 30, 2003, the carrying amount of such liability is less than $50,000.


Indemnification Agreement

         In connection with the Company's joint venture arrangement with United Kingdom-based MFI Furniture Group Plc., Ethan Allen Inc. has entered into a tax cross-indemnification agreement with the joint venture partner. The indemnification agreement stipulates that both parties agree to pay fifty percent of the amount of any tax liability arising as a result of (i) an adverse tax judgment or (ii) the imposition of additional taxes against either partner, and attributable to the operations of the joint venture. The indemnification agreement is effective until such time that the joint venture is terminated. At the present time, management anticipates that the joint venture will continue to operate for the foreseeable future.

         The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this indemnification agreement is indeterminable as no such tax liability currently exists. Further, the nature, extent and magnitude of any such tax liability arising in the future as a result of an adverse tax judgment or change in applicable tax law cannot be estimated with any reasonable certainty. It should be further noted that no recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this indemnification agreement. Management expects, based on its current understanding of the applicable tax laws and the existing legal structure of the joint venture, subject to future changes in applicable laws and regulations, this cross-indemnity agreement will expire without requiring funding by the Company. Accordingly, as of September 30, 2003, the carrying amount of the liability related to this indemnification agreement is zero.


Residual Value Guarantees

         In connection with its distribution activities, the Company has entered into operating lease agreements for certain trucks and trailers within its fleet. For a portion of these vehicles, the Company has guaranteed the related residual values upon completion of the contractual lease terms. The remaining terms of such guarantees range from one to two years, and generally represent the remaining contractual terms of the underlying lease agreements. The Company is obligated to act under such guarantees in the event that the fair value of the vehicles at the end of the lease term is less than the guaranteed residual value. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under these guarantees is limited to the guaranteed residual value for each respective vehicle subject to such guarantee and, as such, is not an estimate of future cash flows. As of September 30, 2003, the Company's maximum potential exposure related to residual value guarantees was approximately $0.5 million. While no specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under these guarantees, all payments made by the Company related to such guarantees are computed net of the proceeds received by the lessor upon sale of the underlying assets. Management, based on historical experience and the present condition of its fleet, expects these guarantees will expire without requiring funding by

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


the Company. Accordingly, as of September 30, 2003, the carrying amount of the liability related to such guarantees is zero.


Product Warranties

         The Company's products, including its case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to five years and are provided based on terms that are generally accepted in the industry. All of the Company's independent dealers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. The Company records provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and makes periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of the Company's historical experience. The Company provides for such warranty issues as they become known and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company's historical experience. As of September 30, 2003, the Company's product warranty liability totaled $0.8 million.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

         As of September 30, 2003, the Company was essentially debt-free. Cash and short-term investments totaled $129.5 million and there were no revolving loans outstanding under the Company's credit facility. The current portion of the Company's outstanding long-term debt and capital lease obligations totaled $1.0 million as of September 30, 2003, while the long-term portion totaled $9.2 million.

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

         The Company has one debt instrument outstanding with a variable interest rate. This debt instrument has a principal balance of $4.6 million and matures in 2004. Based on the principal balance outstanding, a one-percentage point increase in the variable interest rate would not have had a significant impact on the Company's interest expense.

         Currently, the Company does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.



ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

         Ethan Allen's management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Vice President-Finance ("VPF"), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of September 30, 2003, the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company (including its consolidated subsidiaries), which is required to be included in the Company's periodic filings under the Exchange Act, has been made known to them in a timely manner.

         There have been no significant changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         There has been no change to matters discussed in Part I, Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 22, 2003.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------
         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
         None.


ITEM 5.  OTHER INFORMATION
--------------------------
         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (a)    Exhibits
         ----   --------
          *       31.1     Rule 13a-14(a) Certification of Principal Executive
                           Officer

          *       31.2     Rule 13a-14(a) Certification of Principal Financial
                           Officer

          *       32.1     Section 1350 Certifications of Principal Executive
                           Officerand Principal Financial Officer

                           * Filed herewith.

         (b)      Reports on Form 8-K

                  During the three month period ended September 30, 2003, the Company filed a Current Report on Form 8-K dated July 31, 2003, covering information reported under Item 9. Regulation
                                                              ------------------
                  FD Disclosure  but furnished  pursuant to Item 12.  Results of
                  -------------                             --------------------
                  Operations  and  Financial  Condition in  accordance  with SEC
                  -------------------------------------
                  Release Nos. 33-8216 and 33-8176.

                  The Company also filed a Current Report on Form 8-K dated October 15, 2003, covering information reported under Item 12.
                                                                        --------
                  Results of Operations  and  Financial  Condition in accordance
                  ------------------------------------------------
                  with SEC Release No. 33-8176.

                    ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ETHAN ALLEN INTERIORS INC.
                                  (Registrant)



DATE:  November 7, 2003                   BY:  /S/ M. FAROOQ KATHWARI
                                             -----------------------------------
                                             M. Farooq Kathwari
                                             Chairman, President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)



DATE:  November 7, 2003                  BY:   /S/ JEFFREY HOYT
                                            ------------------------------------
                                            Jeffrey Hoyt
                                            Vice President, Finance
                                            (Principal Financial Officer)