Form 10-Q
period 2003-12-31
ETHAN ALLEN INTERIORS INC
filed 2004-02-11
CIK 896156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

[ ]      TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number:   1-11692

Ethan Allen Interiors Inc. (Exact name of registrant as specified in its charter)

Delaware	06-1275288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

Ethan Allen Drive, Danbury, Connecticut 06811 (Address of principal executive offices)

(203) 743-8000 (Registrant’s telephone number, including area code)

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

[X] Yes [    ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At December 31, 2003, there were 37,286,990 shares
of Common Stock, par value $.01 outstanding.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Item	Page
Part I - Financial Information
1. Financial Statements as of December 31, 2003 (unaudited) and June 30, 2003 and for the three and six months ended December 31, 2003 and 2002 (unaudited)
Consolidated Balance Sheets	2
Consolidated Statements of Operations	3
Consolidated Statements of Cash Flows	4
Consolidated Statements of Shareholders' Equity	5
Notes to Consolidated Financial Statements	6
2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14
3. Quantitative and Qualitative Disclosures About Market Risk	25
4. Controls and Procedures	25
Part II - Other Information
1. Legal Proceedings	26
2. Changes in Securities and Use of Proceeds	26
3. Defaults Upon Senior Securities	26
4. Submission of Matters to a Vote of Security Holders	26
5. Other Information	26
6. Exhibits and Reports on Form 8-K	26
Signatures	27

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2003 (unaudited)	June 30, 2003

ASSETS
Current assets:
Cash and cash equivalents	$148,474	$81,856
Accounts receivable, less allowance for doubtful
accounts of $1,276 at December 31, 2003 and $1,490
at June 30, 2003	22,539	26,439
Inventories, net (note 4)	185,583	198,212
Prepaid expenses and other current assets	30,176	30,779
Deferred income taxes	21,787	22,976

Total current assets	408,559	360,262
Property, plant and equipment, net	281,618	289,423
Intangible assets, net (notes 6 and 7)	79,052	78,939
Other assets	2,285	2,944

Total assets	$771,514	$731,568

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and capital
lease obligations	$4,793	$996
Customer deposits	54,481	55,939
Accounts payable	28,267	25,375
Accrued compensation and benefits	28,186	29,308
Accrued expenses and other current liabilities (note 5)	25,208	22,808

Total current liabilities	140,935	134,426
Long-term debt	4,557	9,222
Other long-term liabilities	2,223	2,682
Deferred income taxes	47,795	47,539

Total liabilities	195,510	193,869
Shareholders' equity:
Class A common stock, par value $.01, 150,000,000 shares
authorized; 45,538,500 shares issued at December 31,
2003 and 45,449,086 shares issued at June 30, 2003	455	454
Class B common stock, par value $.01, 600,000 shares
authorized; no shares issued and outstanding at
December 31, 2003 and June 30, 2003	--	--
Preferred stock, par value $.01, 1,055,000 shares
authorized; no shares issued and outstanding at
December 31, 2003 and June 30, 2003	--	--
Additional paid-in capital	283,598	281,140

	284,053	281,594
Less: Treasury stock (at cost), 8,251,510 shares at
December 31, 2003 and June 30, 2003	(204,931)	(204,931)
Retained earnings	496,310	460,456
Accumulated other comprehensive income (note 10)	572	580

Total shareholders' equity	576,004	537,699

Total liabilities and shareholders' equity	$771,514	$731,568

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Net sales	$241,150	$229,713	$463,915	$446,242
Cost of sales	124,871	113,909	239,193	223,723

Gross profit	116,279	115,804	224,722	222,519
Operating expenses:
Selling	41,221	43,875	85,830	86,765
General and administrative	35,946	34,734	71,468	66,716
Restructuring and impairment charges (note 5)	--	--	(264)	(92)

Total operating expenses	77,167	78,609	157,034	153,389

Operating income	39,112	37,195	67,688	69,130
Interest and other miscellaneous income, net	737	125	2,948	649
Interest and other related financing costs	167	204	308	377

Income before income taxes	39,682	37,116	70,328	69,402
Income tax expense	15,284	14,030	26,991	26,234

Net income	$24,398	$23,086	$43,337	$43,168

Per share data (note 9):
Basic earnings per common share:
Net income per basic share	$0.65	$0.61	$1.16	$1.14

Basic weighted average common shares	37,269	37,767	37,248	37,876

Diluted earnings per common share:
Net income per diluted share	$0.64	$0.60	$1.13	$1.11

Diluted weighted average common shares	38,420	38,793	38,333	38,854

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended December 31,
	2003	2002

Operating activities:
Net income	$43,337	$43,168
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	10,505	10,367
Compensation expense (benefit) related to
restricted stock award	170	(398)
Provision (benefit) for deferred income taxes	1,445	666
Restructuring and impairment charges	(264)	(92)
Other non-cash (income) expense	(1,643)	(112)
Change in assets and liabilities, net of the
effects of acquired and divested businesses:
Accounts receivable	3,900	10,467
Inventories	12,629	3,987
Prepaid and other current assets	3,371	(2,448)
Other assets	477	(404)
Customer deposits	(1,458)	(277)
Accounts payable	2,892	(7,213)
Income taxes payable	795	1,919
Accrued expenses and other current liabilities	756	(3,447)
Other long-term liabilities	(459)	(150)

Net cash provided by operating activities	76,453	56,033

Investing activities:
Proceeds from the disposal of property, plant
and equipment	5,274	2,435
Capital expenditures	(9,241)	(16,925)
Acquisitions	--	(10,742)
Other	61	178

Net cash used in investing activities	(3,906)	(25,054)

Financing activities:
Payments on long-term debt and capital leases	(905)	(3,435)
Net proceeds from issuance of common stock	1,494	490
Dividends paid	(6,518)	(4,587)
Payments to acquire treasury stock	--	(29,578)

Net cash used in financing activities	(5,929)	(37,110)

Net increase (decrease) in cash and cash equivalents	66,618	(6,131)
Cash and cash equivalents - beginning of period	81,856	75,688

Cash and cash equivalents - end of period	$148,474	$69,557

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Six Months Ended December 31, 2003
(Unaudited)
(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance at June 30, 2003	$454	$281,140	$(204,931)	$580	$460,456	$537,699
Issuance of 89,414 shares of common
stock upon the exercise of stock
options and restricted stock award
compensation	1	1,663	--	--	--	1,664
Tax benefit associated with the
exercise of employee stock options	--	795	--	--	--	795
Dividends declared on common stock	--	--	--	--	(7,483)	(7,483)
Other comprehensive income
(loss) (note 10)	--	--	--	(8)	--	(8)
Net income	--	--	--	--	43,337	43,337

Total comprehensive income	--	--	--	--	--	43,329

Balance at December 31, 2003	$455	$283,598	$(204,931)	$572	$496,310	$576,004

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)       Basis of Presentation

Ethan Allen Interiors Inc. (the “Company”) is a Delaware corporation incorporated on May 25, 1989. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Ethan Allen Inc. (“Ethan Allen”) and Ethan Allen’s subsidiaries. All of Ethan Allen’s capital stock is owned by the Company. The Company has no other assets or operating results other than those associated with its investment in Ethan Allen.

(2)       Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. In the opinion of the Company, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

Certain reclassifications have been made to prior year financial information in order to conform to the current year’s presentation. These changes were made for disclosure purposes only and did not have an impact on previously reported results of operations or shareholders’ equity.

(3)       Employee Stock Plans

The Company’s 1992 Stock Option Plan (the “Plan”) is accounted for in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations, which employs the intrinsic value method of measuring compensation cost. Accordingly, compensation expense is not recognized for fixed stock options if the exercise price of the option equals the fair value of the underlying stock at the grant date. For certain stock-based awards, where the exercise price is equal to zero, the fair value of the award, measured at the grant date, is amortized to compensation expense on a straight-line basis over the vesting period. In addition, other stock-based award programs provided for under the Plan may also result in the recognition of compensation expense (benefit) to the extent they are deemed to be variable (as that term is defined in APB No. 25) in nature.

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period. However, as permitted by SFAS No. 123, the Company continues to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and discloses certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amended the disclosure requirements of SFAS No. 123 by requiring more prominent pro-forma disclosures in both the annual and interim financial statements, which are included in the following table.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table illustrates the effect on net income and net income per share as if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in each period. The Company employs the Black-Scholes option-pricing model in estimating the fair value of stock options granted.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net income as reported	$24,398	$23,086	$43,337	$43,168
Add: Stock-based employee compensation
expense (benefit) included in reported
net income, net of related tax effects	64	20	105	(248)
Deduct: Stock-based employee compensation
expense determined under the fair value-
based method for all awards granted since
July 1, 1995, net of related tax effects	(1,335)	(805)	(2,333)	(996)

Pro forma net income	$23,127	$22,301	$41,109	$41,924

Net income per share:
Basic - as reported	$0.65	$0.61	$1.16	$1.14

Basic - pro forma	$0.62	$0.59	$1.10	$1.11

Diluted - as reported	$0.64	$0.60	$1.13	$1.11

Diluted - pro forma	$0.61	$0.58	$1.08	$1.09

(4)       Inventories

Inventories at December 31, 2003 and June 30, 2003 are summarized as follows (in thousands):

	December 31, 2003	June 30, 2003

Finished goods	$144,212	$147,704
Work in process	12,238	15,333
Raw materials	29,133	35,175

	$185,583	$198,212

Inventories are presented net of a related valuation allowance of $5.4 million at December 31, 2003 and $4.7 million at June 30, 2003.

(5)       Restructuring and Impairment Charges

In recent years, the Company has developed, announced and executed plans to consolidate its manufacturing operations as part of an overall strategy to maximize production efficiencies and maintain its competitive advantage. In the third quarter of fiscal 2003, the Company announced a plan to close three of its smaller manufacturing facilities. Closure of these facilities resulted in a headcount reduction totaling approximately 580 employees; 340 employees effective April 21, 2003, and 240 employees throughout the last quarter of fiscal 2003 and the first quarter of fiscal 2004. A pre-tax restructuring and impairment charge of $13.4 million was recorded for costs associated with these plant closings, of which $4.5 million related to employee severance and benefits and other plant exit costs, and $8.9 million related to fixed asset impairment charges, primarily for real property

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

and machinery and equipment associated with the closed facilities. During the quarter ended September 30, 2003, adjustments totaling $0.2 million were recorded to reverse certain of these previously established accruals which were no longer required.

During fiscal 2002 and fiscal 2001, the Company recorded similar restructuring and impairment charges totaling $12.0 million in connection with the closure of certain of its manufacturing facilities. Of this amount, $5.3 million related to employee severance and benefits and other plant exit costs, and $6.7 million related to fixed asset impairment charges. As of December 31, 2003, $5.0 million of the previously-established restructuring reserves had been utilized and impairment charges of $6.7 million had been recorded in operations. Adjustments totaling $0.3 million were recorded during fiscal 2003 and the first quarter of fiscal 2004 to reverse the remaining accruals as they were no longer required.

At December 31, 2003, restructuring reserves totaling $0.1 million related to the Company’s fiscal 2003 plant closings remained and were included in the Consolidated Balance Sheets as an accrued expense within current liabilities. In addition, total impairment charges of $8.9 million had been recorded to reduce certain property, plant and equipment to net realizable value.

Activity in the Company’s fiscal 2003 restructuring reserve is summarized as follows (in thousands):

	Original Charges	Cash Payments	Non-cash Utilized		Balance at December 31, 2003
Employee severance and other
related payroll and benefit
costs	$4,339	$(3,976)	$(227	)(a)	$136
Plant exit costs and other	150	(150)	--		--
Write-down of long-lived assets	8,884	--	(8,884)		--

	$13,373	$(4,126)	$(9,111)		$136

(a)	Amount represents the reversal of certain previously-established accruals which were no longer required.

(6)       Business Acquisitions

During the three months ended December 31, 2002, the Company acquired two Ethan Allen retail stores from independent dealers for total consideration of approximately $0.8 million. As a result of these acquisitions, the Company (i) recorded additional inventory of $0.9 million and other assets of $0.2 million, and (ii) assumed customer deposits of $0.8 million and other liabilities of $0.1 million. Goodwill associated with these acquisitions totaled $0.6 million and represents the premium paid to the sellers related to the acquired book of business (i.e. market presence) and other fair value adjustments to the assets acquired and liabilities assumed.

During the three months ended September 30, 2002, the Company acquired thirteen Ethan Allen retail stores from independent dealers for total consideration of approximately $10.6 million. As a result of these acquisitions, the Company (i) recorded additional inventory of $8.9 million and other assets of $5.6 million, and (ii) assumed customer deposits of $3.8 million, third-party debt of $4.4 million and other liabilities of $3.8 million. As of December 31, 2003, $4.3 million of the third-party debt had been repaid by the Company. Goodwill associated with these acquisitions totaled $8.1 million and represents the premium paid to the sellers related to the acquired book of business (i.e. market presence) and other fair value adjustments to the assets acquired and liabilities assumed.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

No acquisitions occurred during the three or six months ended December 31, 2003. Further discussion of the Company’s intangible assets can be found in Note 7.

A summary of the Company’s allocation of purchase price for the three and six months ended December 31, 2003 and 2002 is provided below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Nature of acquisition	N/A	2 stores	N/A	15 stores

Total consideration	$--	$812	$--	$11,362

Assets acquired and liabilities assumed:
Inventory	--	884	--	9,682
PP&E and other assets	--	237	--	5,955
Customer deposits	--	(842)	--	(4,683)
Third-party debt	--	--	--	(4,433)
A/P and other liabilities	--	(50)	--	(3,805)

Goodwill	$--	$583	$--	$8,646

(7)       Goodwill and Other Intangible Assets

On July 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As of December 31, 2003, the Company had goodwill, including product technology, (net of accumulated amortization) of $59.3 million and other identifiable intangible assets (net of accumulated amortization) of $19.7 million. Comparable balances as of June 30, 2003 were $59.2 million and $19.7 million, respectively.

Goodwill in the wholesale and retail segments was $27.5 million and $31.8 million, respectively, at December 31, 2003 and $27.5 million and $31.7 million, respectively, at June 30, 2003.

The wholesale segment, at both dates, includes additional intangible assets of $19.7 million. These assets consist of Ethan Allen trade names that were formerly being amortized over 40 years. In connection with the adoption of Statement 142, the Company re-assessed the useful lives of goodwill and other intangible assets and both were determined to have indefinite useful lives. As such, amortization of these assets ceased on July 1, 2001. No impairment losses were recorded on these intangible assets as a result of the adoption of SFAS No. 142.

(8)       Litigation

The Company and its subsidiaries are subject to various environmental laws and regulations. Under these laws, the Company and/or its subsidiaries are, or may be,

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials at various sites, including sites that have been designated as Superfund sites by the U.S. Environmental Protection Agency (“EPA”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), as amended, and which are included on the National Priority List (“NPL”).

As of December 31, 2003, the Company and/or its subsidiaries have received notices that they have been named as a potentially responsible party (“PRP”) with respect the remediation of three sites currently listed or proposed for inclusion on the NPL under CERCLA. The sites are located in Lyndonville, Vermont; Southington, Connecticut; and High Point, North Carolina.

With respect to the Lyndonville, Vermont site, the Company believes it has resolved its liability by completing remedial action activities and continuing to work with the EPA to obtain a certificate of completion for construction. The Company does not anticipate incurring significant costs with respect to the Southington, Connecticut and High Point, North Carolina sites as it believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at those sites. Specifically, with regard to the Southington site, the Company’s volumetric share is less than 1% of over 51 million gallons disposed of at the site and there are more than 1,000 PRPs. With respect to the High Point site, the Company’s volumetric share is less than 1% of over 18 million gallons disposed of at the site and there are more than 2,000 PRPs, including 1,100 “de-minimis” parties (of which Ethan Allen is one). In both cases, the other PRPs consist of local, regional, national and multi-national companies.

Liability under CERCLA may be joint and several. As such, to the extent certain named PRPs are unable, or unwilling, to accept responsibility and pay their apportioned costs, the Company could be required to pay in excess of its pro rata share of incurred remediation costs. Management’s understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of the Company’s estimated liability.As of December 31, 2003, management believes that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.

Additionally, the Company has been notified by the State of New York that it may be a PRP in a separate, unrelated matter with respect to a site located in Carroll, New York. However, the EPA has not yet conducted its initial environmental study at this site so the extent of any adverse effect on the Company’s financial condition, results of operations, or cash flows with respect to this matter cannot be reasonably estimated at this time.

(9)       Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Weighted average common shares
outstanding for basic calculation	37,269	37,767	37,248	37,876
Add: Dilutive effect of stock
options and warrants	1,151	1,026	1,085	978

Weighted average common shares
outstanding, adjusted for diluted
calculation	38,420	38,793	38,333	38,854

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

As of December 31, 2003 and 2002, stock options to purchase 9,506 shares and 88,819 shares of common stock, respectively, had exercise prices which exceeded the average market price of the Company’s common stock for the corresponding period. These options have been excluded from the respective diluted earnings per share calculation as their impact is anti-dilutive.

(10)       Comprehensive Income

Total comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in equity. Such items may include foreign currency translation adjustments, minimum pension liability adjustments, fair value adjustments on certain derivative instruments, and unrealized gains and losses on certain investments in debt and equity securities. The Company has reported its total comprehensive income in the Consolidated Statement of Shareholders’ Equity.

The Company’s other comprehensive income, which is attributable solely to foreign currency translation adjustments, was $0.6 million at December 31, 2003 and June 30, 2003. This amount, as well as the Company’s accumulated other comprehensive income included in equity, are the result of changes in foreign currency exchange rates related to the operations of 7 Ethan Allen-owned retail stores located in Canada. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

(11)       Segment Information

The Company’s reportable segments are strategic business areas which operate separately but which both offer the Company’s complete line of home furnishings through their own distinctive services. The Company’s operations are classified into two segments: wholesale and retail.

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

While the manner in which the Company’s home furnishings are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacture and distribution versus retail sales) are different. Within the wholesale segment, the Company maintains revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other).

A breakdown of wholesale sales by these product lines for the three and six months ended December 31, 2003 and 2002 is provided below:

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Case Goods	52%	54%	52%	53%
Upholstered Products	35	33	34	33
Home Accessories and Other	13	13	14	14

	100%	100%	100%	100%

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

The following table presents segment information for the three and six months ended December 31, 2003 and 2002 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Net Sales:
Wholesale segment	$163,704	$158,362	$322,623	$316,208
Retail segment	149,611	139,294	282,267	259,773
Elimination of inter-company sales	(72,165)	(67,943)	(140,975)	(129,739)

Consolidated Total	$241,150	$229,713	$463,915	$446,242

Operating Income:
Wholesale segment	$30,242	$28,012	$57,218	$56,981
Retail segment	6,017	8,056	6,222	11,103
Elimination (1)	2,853	1,127	4,248	1,046

Consolidated Total	$39,112	$37,195	$67,688	$69,130

Capital Expenditures:
Wholesale segment	$1,839	$3,744	$3,707	$7,707
Retail segment	3,392	3,872	5,534	9,218
Acquisitions (2)	--	812	--	10,742

Consolidated Total	$5,231	$8,428	$9,241	$27,667

	December 31, 2003	June 30, 2003

Total Assets:
Wholesale segment	$509,393	$465,017
Retail segment	295,118	303,061
Inventory profit elimination (3)	(32,997)	(36,510)

Consolidated Total	$771,514	$731,568

(1)	Adjustment represents the change in the elimination entry for profit in ending inventory.

(2)	There were no acquisitions completed during the three or six months ended December 31, 2003. For the three months ended December 31, 2002, acquisitions include the purchase of 2 retail stores and for the six months ended December 31, 2002, acquisitions include the purchase of 15 retail stores.

(3)	Inventory profit elimination reflects the embedded wholesale profit in the Ethan Allen-owned store inventory that has not been realized. These profits will be realized when inventory is shipped to the retail customer.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

At December 31, 2003, there were 28 Ethan Allen retail stores located outside the United States, of which 21 were independently-owned. Approximately 2% of the Company’s net sales for the three month and six month periods ended December 31, 2003 and 2002 were derived from sales to non-domestic, independently-owned retail stores.

(12)       Recent Accounting Pronouncements

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), which supercedes SAB 101, Revenue Recognition in Financial Statements. This SAB revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations. The principal revisions relate to the rescission of interpretive material no longer necessary because of developments outside of the SEC within accounting principles generally accepted in the United States of America, and the incorporation of certain sections of the SEC’s document entitled “Revenue Recognition in Financial Statements – Frequently Asked Questions and Answers” into Topic 13. The adoption of SAB 104 did not have a material effect on the Company’s consolidated financial statements or its existing revenue recognition policies.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The discussions set forth in this Form 10-Q should be read in conjunction with the financial information included herein and in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. Management’s discussion and analysis of financial condition and results of operations and other sections of this Quarterly Report contain forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, and “intends” or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risk and uncertainties, including but not limited to: changes in political and economic conditions; changes in demand for the Company’s products; acceptance of new products; changes in conditions in the various geographical markets where the Company does business; technology developments affecting the Company’s products; changes in laws and regulations; and to those matters discussed in the Company’s filings with the Securities and Exchange Commission. Accordingly, actual circumstances and results could differ materially from those contemplated by the forward-looking statements.

Critical Accounting Policies

        The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which require, in some cases, that certain estimates and assumptions be made that affect the amounts and disclosures reported in the those financial statements and the related accompanying notes. Estimates are based on current facts and circumstances, prior experience and other assumptions believed to be reasonable. Management uses its best judgment in valuing these estimates and may, as warranted, solicit external advice. Actual results could differ from these estimates, assumptions and judgments and these differences could be material. The following critical accounting policies, some of which are impacted significantly by estimates, assumptions and judgments, affect the Company’s consolidated financial statements.

        Retail Store Acquisitions — The Company accounts for the acquisition of retail stores and related assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which requires application of the purchase method for all business combinations initiated after June 30, 2001. Accounting for these transactions as purchase business combinations requires the allocation of purchase price paid to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. The amount paid in excess of the fair value of net assets acquired is accounted for as goodwill.

        Impairment of Long-Lived Assets and Goodwill — The Company periodically evaluates whether events or circumstances have occurred that indicate that long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. The long-term nature of these assets requires the estimation of its cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

        Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

        Inventories – Inventories (finished goods, work in process and raw materials) are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory (i.e. material, labor and manufacturing overhead costs). The Company estimates an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

        Revenue Recognition – Revenue is recognized when all of the following have occurred: persuasive evidence of a sales arrangement exists (e.g. a wholesale purchase order or retail sales invoice); the sales arrangement specifies a fixed or determinable sales price; product is shipped or services are provided to the customer; and collectability is reasonably assured. This generally occurs upon the shipment of goods to independent dealers or, in the case of Ethan Allen-owned retail stores, upon delivery to the customer. Recorded sales provide for estimated returns and allowances. The Company permits retail customers to return defective products and incorrect shipments, and terms offered by the Company are standard for the industry.

        Business Insurance Reserves – The Company has insurance programs in place to cover workers’ compensation and property/casualty claims. The insurance programs, which are funded through self-insured retention, are subject to various stop-loss limitations. The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience. Although management believes that the insurance reserves are adequate, the reserve estimates are based on historical experience, which may not be indicative of current and future losses. In addition, the actuarial calculations used to estimate insurance reserves are based on numerous assumptions, some of which are subjective. The Company adjusts insurance reserves, as needed, in the event that future loss experience differs from historical loss patterns.

        Other Loss Reserves – The Company has a number of other potential loss exposures incurred in the ordinary course of business such as environmental claims, product liability, litigation, restructuring charges, and the recoverability of deferred income tax benefits. Establishing loss reserves for these matters requires management’s estimate and judgment with regard to maximum risk exposure and ultimate liability or realization. As a result, these estimates are often developed with the Company’s counsel, or other appropriate advisors, and are based on management’s current understanding of the underlying facts and circumstances. Because of uncertainties related to the ultimate outcome of these issues or the possibilities of changes in the underlying facts and circumstances, additional charges related to these issues could be required in the future.

Results of Operations

        Ethan Allen’s revenues are comprised of (i) wholesale sales to independently-owned and Company-owned retail stores and (ii) retail sales of Company-owned stores. See Note 11 to the Company’s Consolidated Financial Statements for the three and six months ended December 31, 2003 and 2002. The components of consolidated revenues and operating income were as follows (in millions):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Revenue:
Wholesale segment	$163.7	$158.3	$322.6	$316.2
Retail segment	149.6	139.3	282.3	259.7
Elimination of inter-company sales	(72.1)	(67.9)	(141.0)	(129.7)

Consolidated Revenue	$241.2	$229.7	$463.9	$446.2

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Operating Income:
Wholesale segment	$30.2	$28.0	$57.2	$57.0
Retail segment	6.0	8.1	6.2	11.1
Elimination	2.9	1.1	4.3	1.0

Consolidated Operating Income	$39.1	$37.2	$67.7	$69.1

Quarter Ended December 31, 2003 Compared to Quarter Ended December 31, 2002

        Consolidated revenue for the three months ended December 31, 2003 increased by $11.5 million, or 5.0%, to $241.2 million, from $229.7 million for the three months ended December 31, 2002. Net sales for the period reflect the delivery of product associated with the increased level of booked orders and related backlog noted as of the end of the first quarter. Such order levels are reflective of (i) the continued expansion and strategic re-positioning of the Company’s retail segment, and (ii) an increase in the incoming order rate resulting from ongoing improvements in consumer confidence, a further strengthening of the U.S. economy in recent months, and, to a lesser extent, the success of recent product introductions, including New Country, Ethan Allen Kids and Leather Expressions.

        Total wholesale revenue for the second quarter of fiscal 2004 increased by $5.4 million, or 3.4%, to $163.7 million from $158.3 million in the second quarter of fiscal 2003. As stated previously, the Company experienced an increase in the incoming order rate as a result of improved consumer spending habits and a strengthening of the U.S. economy during the period. In addition, wholesale revenue for the period reflects deliveries associated with floor sample orders, placed during the first quarter of fiscal 2004, for new products introduced at the Company’s June 2003 Retail conference.

        Total retail revenue from Ethan Allen-owned stores for the three months ended December 31, 2003 increased by $10.3 million, or 7.4%, to $149.6 million from $139.3 million for the three months ended December 31, 2002. The increase in retail sales by Ethan Allen-owned stores was attributable to an increase in sales generated by newly opened (including relocations) or acquired stores of $11.5 million, and an increase in comparable store delivered sales of $2.4 million, or 1.8%, partially offset by a decrease resulting from closed stores, which generated $3.6 million fewer sales in the second quarter of fiscal 2004 as compared to the same period in fiscal 2003. The number of Ethan Allen-owned stores increased to 121 as of December 31, 2003 as compared to 118 as of December 31, 2002. During that twelve month period, the Company acquired 1 store from an independent dealer, closed 2 stores and opened 4 new stores, including two dedicated Ethan Allen Kids retail store locations.

        Comparable stores are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened stores. Stores acquired from dealers by Ethan Allen are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.

        Total booked orders, which include wholesale orders and written business of Ethan Allen-owned retail stores, decreased 0.5% from the prior year quarter. Quarter-over-quarter, wholesale orders decreased 3.2% while Ethan Allen-owned store written business increased 8.1% and comparable store written business increased 2.5%. The Company conducted two separate Retail conferences during calendar year 2003 (June and October) as compared to only one during calendar year 2002 (September). This resulted in floor sample orders being placed, for new products introduced at these conferences, throughout the first and second quarters of fiscal 2004 as compared to only the second quarter of fiscal 2003. Eliminating the effects of second quarter conference orders, quarter-over-quarter total booked orders and wholesale orders increased 3.5% and 1.9%, respectively. These increases are indicative of the continued expansion of the Company’s retail segment, improvements in consumer confidence, and a further strengthening of the U.S. economy.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

        Gross profit increased modestly during the quarter to $116.3 million from $115.8 million in the prior year comparable quarter. The $0.5 million, or 0.4%, increase in gross profit was primarily attributable to a higher proportionate share of retail sales to total sales (60% in the current quarter compared to 58% in the prior year quarter), and an overall increase in sales volume as a result of the Company servicing the related backlog noted as of the end of the first quarter. These favorable variances were partially offset by increased costs associated with excess capacity at our manufacturing facilities, particularly during the third and fourth quarters of fiscal 2003, and, to a lesser extent, lower retail margins as a result of the sell-off of floor inventory necessary to make room for the aforementioned new product offerings. Consolidated gross margin decreased to 48.2% in the second quarter of fiscal 2004 from 50.4% in the prior year quarter as a result of the factors identified previously.

        Operating expenses decreased $1.4 million, or 1.8%, to $77.2 million, or 32.0% of net sales, in the current year quarter from $78.6 million, or 34.2% of net sales, in the prior year quarter. This decrease is primarily attributable to a decline in selling expenses within the wholesale division as the result of a continued Company-wide focus on cost containment, particularly within national television advertising, as well as initiatives undertaken in recent periods to streamline the Company’s U.S. manufacturing operations. These decreases were partially offset by the continued growth of the retail segment and the higher proportionate share of retail sales to total sales in the current quarter as compared to the prior year quarter. This expansion has resulted in higher costs associated with advertising, delivery and warehousing, designer selling, occupancy, healthcare and other managerial salaries and benefits.

        Operating income for the three months ended December 31, 2003 was $39.1 million, or 16.2% of net sales, compared to $37.2 million, or 16.2% of net sales, for the three months ended December 31, 2002. This represents an increase of $1.9 million, or 5.2%, and is primarily attributable to lower operating expenses within the wholesale division and a modest increase in gross profit, partially offset by increased costs related to continued expansion of the retail segment.

        Total wholesale operating income for the second quarter of fiscal 2003 was $30.2 million, or 18.5% of net sales, compared to $28.0 million, or 17.7% of net sales, in the comparable prior year quarter. The increase of $2.2 million, or 8.0%, is primarily attributable to decreased operating expenses within the division, partially offset by costs associated with excess capacity at our manufacturing facilities, particularly during the third and fourth quarters of fiscal 2003.

        Operating income for the retail segment decreased $2.1 million to $6.0 million, or 4.0% of net sales, for the second quarter of fiscal 2004, as compared to $8.1 million, or 5.8% of net sales, in the prior year period. The decrease in retail operating income generated by Ethan Allen-owned stores is primarily attributable to (i) higher operating expenses related to the continued expansion of the retail network, and (ii) a decline in gross margin resulting from the sell-off of floor inventory necessary to make room for the aforementioned new product offerings. These unfavorable variances were partially offset by increased sales volume associated with newly-opened (including relocations) or acquired stores and a modest increase in comparable store sales.

        Interest and other miscellaneous income for the current quarter totaled $0.7 million, representing an increase of $0.6 million from $0.1 million recorded in the prior year quarter. The increase is due, primarily, to (i) current period gains recorded in connection with the sale of real estate, and (ii) increased interest income associated with higher cash balances during the period.

        Income tax expense for the three months ended December 31, 2003 was $15.3 million as compared to $14.0 million for the three months ended December 31, 2002. The Company’s effective tax rate for the current quarter was 38.5%, up from 37.8% in the prior year quarter. The higher effective tax rate is the result of recently-enacted changes within certain state tax legislation, and increased state income tax liability arising in connection with the operation of a greater number of Company-owned stores, some of which are located in new jurisdictions.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

        For the three months ended December 31, 2003, the Company recorded net income of $24.4 million, an increase of $1.3 million, as compared to $23.1 million recorded in the second quarter of fiscal 2003. Net income per diluted share for the current quarter amounted to $0.64, representing an increase of $0.04 per diluted share, or 6.7%, from $0.60 per diluted share in the prior year quarter.

Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002

        Consolidated revenue for the six months ended December 31, 2003 increased by $17.7 million, or 4.0%, to $463.9 million, from $446.2 million for the six months ended December 31, 2002. Net sales have increased due to (i) the continued expansion and strategic re-positioning of the Company’s retail segment and (ii) an increase in the incoming order rate as a result of ongoing improvements in consumer confidence, a further strengthening of the U.S. economy during the period, and, to a lesser extent, the success of recent product introductions, including New Country, Ethan Allen Kids and Leather Expressions.

        Total wholesale revenue for the first six months of fiscal 2004 increased by $6.4 million, or 2.0%, to $322.6 million from $316.2 million in the prior year comparable period. As stated previously, the incoming order rate increased as a result of improved consumer spending habits and a strengthening of the U.S. economy during the period. In addition, wholesale revenue for the period reflects deliveries associated with floor sample orders, placed during the first quarter of fiscal 2004, for new products introduced at the Company’s June 2003 Retail conference.

        Total retail revenue from Ethan Allen-owned stores for the six months ended December 31, 2003 increased by $22.6 million, or 8.7%, to $282.3 million from $259.7 million for the six months ended December 31, 2002. The increase in retail sales by Ethan Allen-owned stores was attributable to an increase in sales generated by newly opened or acquired stores of $28.1 million, and an increase in comparable store delivered sales of $3.2 million, or 1.3%, partially offset by a decrease resulting from closed stores, which generated $8.8 million fewer sales in the first six months of fiscal 2004 as compared to the same period in fiscal 2003. The number of Ethan Allen-owned stores increased to 121 as of December 31, 2003 as compared to 118 as of December 31, 2002. During that twelve month period, the Company acquired 1 store from an independent dealer, closed 2 stores and opened 4 new stores, including two dedicated Ethan Allen Kids retail store locations.

        Total booked orders, which include wholesale orders and written business of Ethan Allen-owned retail stores, increased 5.3% from the prior year period. Year-over-year, wholesale orders increased 4.3% while Ethan Allen-owned store written business increased 8.2% and comparable store written business increased 0.5%. These increases are indicative of the continued expansion of the Company’s retail segment, improvements in consumer confidence, and a further strengthening of the U.S. economy.

        Gross profit increased during the six month period to $224.7 million from $222.5 million in the prior year comparable period. The $2.2 million, or 1.0%, increase in gross profit was primarily attributable to a higher proportionate share of retail sales to total sales (61% in the current period compared to 58% in the prior year), an overall increase in sales volume during the period, and, to a lesser extent, higher margins attributable to the off-shore sourcing of selected product lines. These favorable variances were partially offset by increased costs associated with excess capacity at our manufacturing facilities, particularly during the third and fourth quarters of fiscal 2003, and lower retail margins as a result of the sell-off of floor inventory necessary to make room for the aforementioned new product offerings. Consolidated gross margin for the six months ended December 31, 2003 decreased to 42.9% from 44.5% in the prior year period as a result of the factors identified previously.

        Operating expenses increased $3.6 million, or 2.4%, to $157.0 million, or 33.8% of net sales, in the current year period from $153.4 million, or 34.4% of net sales, in the prior year period. This increase is primarily attributable to the continued growth of the retail segment and the higher proportionate share of retail sales to total sales in the current period as compared to the prior year period. This expansion has resulted in higher costs associated with advertising, delivery and warehousing, designer selling,

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

occupancy, healthcare and other managerial salaries and benefits. These increases were partially offset by a decline in selling expenses within the wholesale division as the result of a continued Company-wide focus on cost containment, particularly within national television advertising, as well as initiatives undertaken in recent periods to streamline the Company’s U.S. manufacturing operations.

        Operating income for the six months ended December 31, 2003 was $67.7 million, or 14.6% of net sales, compared to $69.1 million, or 15.5% of net sales, for the six months ended December 31, 2002. This represents a decrease of $1.4 million, or 2.1%, and is primarily attributable to the continued growth of the retail division, partially offset by decreased operating expenses within the wholesale division and a modest increase in gross profit.

        Total wholesale operating income for the six months ended December 31, 2003 was $57.2 million, or 17.7% of net sales, compared to $57.0 million, or 18.0% of net sales, in the comparable prior year period. The increase of $0.2 million, or 0.4%, is primarily attributable to decreased operating expenses within the division, partially offset by costs associated with excess capacity at our manufacturing facilities, particularly during the third and fourth quarters of fiscal 2003.

        Operating income for the retail segment decreased $4.9 million to $6.2 million, or 2.2% of net sales, for the current year period, as compared to $11.1 million, or 4.3% of net sales, in the prior year period. The decrease in retail operating income generated by Ethan Allen-owned stores is primarily attributable to (i) higher operating expenses related to the continued expansion of the retail network, and (ii) a decline in gross margin resulting from the sell-off of floor inventory necessary to make room for the aforementioned new product offerings. These unfavorable variances were partially offset by increased sales volume associated with newly-opened (including relocations) or acquired stores and a modest increase in comparable store sales.

        Interest and other miscellaneous income for the current six month period totaled $2.9 million, up from $0.6 million in the prior year period. The increase of $2.3 million is due, primarily, to (i) larger gains recorded in the current period in connection with the sale of real estate, (ii) a favorable judgment in the case of an outstanding legal matter, and (iii) a decrease in the Company’s share of fiscal year-to-date losses incurred in connection with its United Kingdom joint venture with MFI Furniture Group Plc.

        Income tax expense for the six months ended December 31, 2003 was $27.0 million as compared to $26.2 million for the six months ended December 31, 2002. The Company’s effective tax rate for the current period was 38.4%, up from 37.8% in the prior year period. The higher effective tax rate is the result of recently-enacted changes within certain state tax legislation, and increased state income tax liability arising in connection with the operation of a greater number of Company-owned stores, some of which are located in new jurisdictions.

        For the six months ended December 31, 2003, the Company recorded net income of $43.3 million, an increase of $0.2 million, as compared to $43.1 million recorded in the prior year comparable period. Net income per diluted share for the current period amounted to $1.13, representing an increase of $0.02 per diluted share, or 1.8%, from $1.11 per diluted share in the prior year period.

Financial Condition and Liquidity

        The Company’s principal sources of liquidity include cash and cash equivalents, cash flow from operations, and borrowing capacity under a $125.0 million revolving credit facility.

        As of December 31, 2003, the Company maintained cash and short-term investments totaling $148.5 million and outstanding long-term debt and capital lease obligations totaling $9.4 million. The current and long-term portions of the Company’s outstanding debt and capital lease obligations totaled $4.8 million and $4.6 million, respectively, at that date. The Company had no revolving loans outstanding under the credit facility as of

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

December 31, 2003, and trade and standby letters of credit outstanding under the facility at that date totaled $20.0 million. Remaining available borrowing capacity under the facility was $105.0 million at December 31, 2003.

        Net cash provided by operating activities totaled $76.5 million for the six months ended December 31, 2003, compared to $56.0 million for the six months ended December 31, 2002. The year-over-year increase of $20.5 million was principally the result of (i) a $10.1 million decrease in cash required to satisfy outstanding accounts payable, (ii) changes in inventory levels, which decreased $12.6 million during the current period, representing an $8.6 million variance from the decrease in inventory noted in the prior year period, (iii) changes in prepaid expenses and other current assets representing a $5.8 million variance from the prior year period, and (iv) changes in accrued expenses and other current liabilities representing a $4.2 million variance from the prior year period. These favorable variances were partially offset by (i) a $6.6 million decrease in cash collected related to outstanding accounts receivable, (ii) a $1.2 million decrease in customer deposits, and (iii) a $1.1 million decrease in income taxes payable.

        The decrease in inventory levels since June 2003 was the result, primarily, of (i) a decline in finished goods inventories attributable to the volume of deliveries occurring during the period, and (ii) a decrease in plant inventories, namely raw materials and work-in-process, as a result of an increase in through-put and reduced inventory requirements stemming from the closure of three manufacturing facilities as was previously announced in March 2003.

        Net cash used in investing activities totaled $3.9 million in the current period as compared to $25.0 million recorded in the prior year period. The decrease of $21.1 million was due, primarily, to (i) a $10.7 million decline in cash utilized to fund acquisition activity (no retail stores were acquired in the current period as compared to 15 retail stores acquired in the prior year period), (ii) a $7.7 million decline in the other capital spending, exclusive of acquisitions, to $9.2 million for the six months ended December 31, 2003 from $16.9 million for the six months ended December 31, 2002, and (iii) a $2.8 million increase in proceeds from the disposal of property, plant and equipment. The current level of capital spending is principally attributable to (i) new store development and renovation, (ii) technology improvements and (iii) manufacturing expansion within certain facilities. The Company anticipates that cash from operations will be sufficient to fund future capital expenditures.

        Net cash used in financing activities totaled $5.9 million in the current period as compared to $37.1 million in the prior year period, a decrease of $31.2 million. The decrease in net cash used in financing activities is the result, primarily, of (i) a decrease in payments related to the acquisition of treasury stock ($29.6 million), and (ii) a decrease in cash utilized in the repayment of debt ($2.5 million). These decreases were partially offset by a $1.9 million increase in dividends paid.

        In addition to using available cash to fund changes in working capital, necessary capital expenditures, acquisition activity, the repayment of debt, and the payment of dividends, the Company has been authorized by its Board of Directors to repurchase its common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. The Company also retires shares of unvested restricted stock and, prior to June 30, 2002, repurchased shares of common stock from terminated or retiring employee’s accounts in the Ethan Allen Retirement Savings Plan. All of the Company’s common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

        During the first six months of fiscal years 2004 and 2003, the Company repurchased the following shares of its common stock:

	Six Months Ended December 31,
	2003	2002(1)
Common shares repurchased	--	721,300
Cost to repurchase common shares	$--	$22,381,598
Average price per share	$--	$31.03

(1)	The cost to repurchase shares for the six months ended December 31, 2002 reflects $7,197,165 in common stock repurchases with a June 2002 trade date and a July 2002 settlement date.

        The Company funded its common stock repurchases through available cash and cash from operations. As of December 31, 2003, the Company had a remaining Board authorization to purchase 1.3 million shares.

        As of December 31, 2003, the aggregate scheduled maturities of the Company’s long-term debt for each of the next five fiscal years are as follows: $4.7 million in fiscal 2005, $0.2 million in fiscal 2006, $0.1 million in fiscal 2007, $0.1 million in fiscal 2008, $0.1 million in fiscal 2009 and $4.0 million thereafter. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other anticipated cash requirements. As of December 31, 2003, the Company maintained working capital of $267.6 million and a current ratio of 2.90 to 1.

Off-Balance Sheet Arrangements and Other Commitments, Contingencies and Contractual Obligations

        Except as indicated below, the Company does not utilize or employ any off-balance sheet arrangements, including special-purpose entities, in operating its business. As such, the Company does not maintain any (i) retained or contingent interests, (ii) derivative instruments, or (iii) variable interests which could serve as a source of potential risk to its future liquidity, capital resources and results of operations.

        The Company, or its consolidated subsidiaries, may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on the underlying relationship of the benefiting party to the Company and the business purpose for which the guarantee or obligation is being provided. Details of those arrangements for which the Company, or any of its wholly-owned subsidiaries, act as guarantor or obligor are provided below.

Dealer-Related Guarantees

        As part of the Company’s expansion strategy for the Ethan Allen retail store network, selected independent dealers are provided, on rare occasion, with financial guarantees relating to leases in connection with certain store locations. As of December 31, 2003, one such guarantee exists. This guarantee, which has been provided by Ethan Allen Inc. on behalf of an independent dealer, has a remaining term of nine months, which generally represents the remaining contractual term of the underlying lease agreement (subject to certain term limitations). The Company is obligated to act under such guarantee in the event of default by the respective dealer (lessee). The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this guarantee is limited to the amount of the remaining contractual lease payments (subject to certain term limitations) and, as such, is not an estimate of future cash flows. As of December 31, 2003, the amount of remaining contractual lease payments guaranteed by the Company was approximately $0.2 million. The Company maintains specific recourse rights related to this dealer arrangement which are intended to enable recovery

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

of any amount paid under this guarantee. Management expects, based on the underlying creditworthiness of the guaranteed party, this guarantee will expire without requiring funding by the Company. Accordingly, as of December 31, 2003, the carrying amount of the liability related to such guarantee is zero.

        In addition, Ethan Allen Inc. has obligated itself, on behalf of one of its independent dealers, with respect to a $1.5 million credit facility (the “Credit Facility”) comprised of a $1.1 million revolving line of credit and a $0.4 million term loan. This obligation requires the Company, in the event of the dealer’s default under the Credit Facility, to repurchase the dealer’s inventory, applying such purchase price to the dealer’s outstanding indebtedness under the Credit Facility. The Company’s obligation remains in effect for the life of the term loan which expires in April 2008. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this obligation is limited to the amount outstanding under the Credit Facility at the time of default (subject to pre-determined lending limits based on the value of the underlying inventory) and, as such, is not an estimate of future cash flows. No specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this obligation, except to the extent that the Company maintains the right to take title to the repurchased inventory. Management anticipates that the repurchased inventory could subsequently be sold through the Company’s retail store network. As of December 31, 2003, the total amount outstanding under the Credit Facility totaled approximately $1.2 million, of which $0.9 million was outstanding under the revolving credit line. Management expects, based on the underlying creditworthiness of the respective dealer, this obligation will expire without requiring funding by the Company. However, in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, a liability has been established to reflect the Company’s non-contingent obligation under this arrangement as a result of modifications made to the Credit Facility subsequent to January 1, 2003. As of December 31, 2003, the carrying amount of such liability is less than $50,000.

Indemnification Agreement

        In connection with the Company’s joint venture arrangement with United Kingdom-based MFI Furniture Group Plc., Ethan Allen Inc. has entered into a tax cross-indemnification agreement with the joint venture partner. The indemnification agreement stipulates that both parties agree to pay fifty percent of the amount of any tax liability arising as a result of (i) an adverse tax judgment or (ii) the imposition of additional taxes against either partner, and attributable to the operations of the joint venture. The indemnification agreement is effective until such time that the joint venture is terminated. At the present time, management anticipates that the joint venture will continue to operate for the foreseeable future.

        The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this indemnification agreement is indeterminable as no such tax liability currently exists. Further, the nature, extent and magnitude of any such tax liability arising in the future as a result of an adverse tax judgment or change in applicable tax law cannot be estimated with any reasonable certainty. It should be further noted that no recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this indemnification agreement. Management expects, based on its current understanding of the applicable tax laws and the existing legal structure of the joint venture, subject to future changes in applicable laws and regulations, this cross-indemnity agreement will expire without requiring funding by the Company. Accordingly, as of December 31, 2003, the carrying amount of the liability related to this indemnification agreement is zero.

Residual Value Guarantees

        In connection with its distribution activities, the Company has entered into operating lease agreements for certain trucks and trailers within its fleet. For a portion of these vehicles, the Company has guaranteed the related residual values upon completion

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

of the contractual lease terms. The remaining term of such guarantees is less than one year, and generally represents the remaining contractual term of the underlying lease agreements. The Company is obligated to act under such guarantees in the event that the fair value of the vehicles at the end of the lease term is less than the guaranteed residual value. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under these guarantees is limited to the guaranteed residual value for each respective vehicle subject to such guarantee and, as such, is not an estimate of future cash flows. As of December 31, 2003, the Company’s maximum potential exposure related to residual value guarantees was approximately $0.3 million. While no specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under these guarantees, all payments made by the Company related to such guarantees are computed net of the proceeds received by the lessor upon sale of the underlying assets. Management, based on historical experience and the present condition of the fleet, expects these guarantees will expire without requiring funding by the Company. Accordingly, as of December 31, 2003, the carrying amount of the liability related to such guarantees is zero.

Product Warranties

        The Company’s products, including its case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to five years and are provided based on terms that are generally accepted in the industry. All of the Company’s independent dealers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. The Company records provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and makes periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of the Company’s historical experience. The Company provides for such warranty issues as they become known and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company’s historical experience. As of December 31, 2003, the Company’s product warranty liability totaled $0.6 million.

Business Outlook

        We believe the business outlook for our industry has shown signs of improvement in recent months. Strengthening consumer confidence, slightly lower unemployment rates, and recently-enacted changes in U.S. tax legislation appear to have benefited the American economy, resulting in continued advances in the gross domestic product. Housing starts remain strong with interest rates at their lowest levels in over 40 years, and recent comments by the Federal Reserve Board suggest a “patient” approach toward future interest rate increases. These factors seem to have had a positive impact on consumer spending habits which is reflected in the Company’s incoming order trends. If these apparent signs of economic recovery can be sustained, we believe the longer-term outlook is promising as well. As the economy strengthens, however, it is also possible that costs associated with production (including raw materials and labor), distribution (including freight and fuel charges), and retail operations (including compensation, delivery and warehousing, occupancy and advertising expenses) may increase. We cannot reasonably predict when, or to what extent, events may occur which could impact the availability of such resources and/or their related cost to the Company.

        We continue to believe that there is considerable interest on the part of consumers to invest in their homes. We also believe that this interest has, until recently, been restrained by such factors as high unemployment, sluggish consumer confidence levels and the fact that many home buyers stretched themselves financially to purchase as much house as possible in the current low rate environment. As the economy improves and this interest in home decorating continues to emerge, as we anticipate it will, we believe we will be well positioned to take advantage of the long-awaited increase in demand as a result of (i) our established brand, (ii) our comprehensive complement of home furnishing solutions, and (iii) our vertically-integrated business model.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

        In July 2003, The American Furniture Manufacturers Committee for Legal Trade (the “Committee”) filed an anti-dumping petition with the U.S. Department of Commerce (“DOC”) and the International Trade Commission (“ITC”) seeking tariff protection on wooden bedroom furniture imported from China. In December 2003, the ITC ruled that the Committee’s petition met the ITC’s initial requirements resulting in a preliminary determination of injury and causing the DOC to move forward with a formal investigation of the matter. Should the DOC conclude that wooden bedroom furniture imported from China violates fair trade provisions, tariffs on such products could be applied as early as April 2004. The amount of such tariffs is not reasonably estimable at this time.

        While Ethan Allen fully supports all efforts undertaken to ensure fair trade, the Company remained neutral with respect to the matter set forth in the Committee’s petition. At the present time, sales of case goods represent approximately 52% of the Company’s wholesale sales. Imported case goods, which include items in addition to wooden bedroom furniture and which are sourced from various locations, including China, represent only a portion of those case good sales. As such, we believe that tariffs, if any, imposed on wooden bedroom furniture imported from China, will not have a material effect on our consolidated results of operations.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

        The Company is exposed to interest rate risk primarily through its borrowing activities. The Company’s policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements and long-term debt is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.

        The Company has one debt instrument outstanding with a variable interest rate. This debt instrument has a principal balance of $4.6 million and matures in 2004. Based on the principal balance outstanding during the period, a one-percentage point increase in the variable interest rate would not have had a significant impact on the Company’s consolidated results of operations.

        The Company’s exposure to foreign currency exchange risk is primarily limited to its operation of seven Ethan Allen-owned retail stores located in Canada as substantially all purchases of imported parts and finished goods are denominated in United States dollars. As such, gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on the Company’s consolidated results of operations.

        Currently, the Company does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate or currency exposure.

Item 4.  Controls and Procedures

        Ethan Allen’s management, including the Chairman of the Board and Chief Executive Officer (“CEO”) and the Vice President-Finance (“VPF”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company (including its consolidated subsidiaries), which is required to be included in the Company’s periodic filings under the Exchange Act, has been made known to them in a timely manner.

        There have been no significant changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

        There has been no material change to the matters discussed in Part I, Item 3 — Legal Proceedings in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 22, 2003.

Item 2.  Changes in Securities and Use of Proceeds

        None.

Item 3.  Defaults Upon Senior Securities

        None.

Item 4.  Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders of Ethan Allen Interiors Inc. was held on November 17, 2003.

        Proxies for The Annual Meeting of Shareholders were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended; there was no solicitation in opposition to the nominees for the Board of Directors as listed in the proxy statement; and such nominees were elected.

        A brief description of each matter voted upon at the Annual Meeting, and the results of the voting, are as follows:

1.	Election of Directors to serve for a term expiring in 2006:

Name	For	Withheld
Frank G. Wisner	34,338,111	250,325

2.	Approval of the selection by the Audit Committee of the Board of Directors of KPMG LLP as independent auditors for the fiscal year ended June 30, 2004:

For	Against	Abstain
34,298,805	245,534	44,097

Item 5.  Other Information

        None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

*	31.1	Rule 13a-14(a) Certification of Principal Executive Officer
*	31.2	Rule 13a-14(a) Certification of Principal Financial Officer
*	32.1	Section 1350 Certification of Principal Executive Officer
*	32.2	Section 1350 Certification of Principal Financial Officer

              * Filed herewith.

(b)	Reports on Form 8-K

The Company also furnished Current Reports on Form 8-K dated October 15, 2003 and January 20, 2004, covering information reported under Item 12. Results of Operations and Financial Condition in accordance with SEC Release No. 33-8176.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date:	February 6, 2004 By:/s/ M. Farooq Kathwari M. Farooq Kathwari Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date:	February 6, 2004 By:/s/ Jeffrey Hoyt Jeffrey Hoyt Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer