Form 10-Q
period 2004-03-31
ETHAN ALLEN INTERIORS INC
filed 2004-04-28
CIK 896156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

At March 31, 2004, there were 37,280,037 shares
of Common Stock, par value $.01 outstanding.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2004 (unaudited)	June 30 2003
ASSETS
Current assets:
Cash and cash equivalents	$177,018	$81,856
Accounts receivable, less allowance for doubtful
accounts of $1,827 at March 31, 2004 and $1,490
at June 30, 2003	26,257	26,439
Inventories, net (note 4)	185,794	198,212
Prepaid expenses and other current assets	30,608	30,779
Deferred income taxes	19,593	22,976

Total current assets	439,270	360,262
Property, plant and equipment, net	281,640	289,423
Intangible assets, net (notes 6 and 7)	79,099	78,939
Other assets	1,826	2,944

Total assets	$801,835	$731,568

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and capital
lease obligations	$4,758	$996
Customer deposits	61,622	55,939
Accounts payable	32,301	25,375
Accrued compensation and benefits	27,835	29,308
Accrued expenses and other current liabilities (note 5)	23,817	22,808

Total current liabilities	150,333	134,426
Long-term debt	4,525	9,222
Other long-term liabilities	1,817	2,682
Deferred income taxes	50,289	47,539

Total liabilities	206,964	193,869
Shareholders' equity:
Class A common stock, par value $.01, 150,000,000 shares
authorized; 45,574,547 shares issued at March 31,
2004 and 45,449,086 shares issued at June 30, 2003	455	454
Class B common stock, par value $.01, 600,000 shares
authorized; no shares issued and outstanding at
March 31, 2004 and June 30, 2003	–	–
Preferred stock, par value $.01, 1,055,000 shares
authorized; no shares issued and outstanding at
March 31, 2004 and June 30, 2003	–	–
Additional paid-in capital	284,524	281,140

	284,979	281,594
Less: Treasury stock (at cost), 8,294,510 shares at
March 31, 2004 and 8,251,510 shares at June 30, 2003	(206,708)	(204,931)
Retained earnings	515,927	460,456
Accumulated other comprehensive income (note 10)	673	580

Total shareholders' equity	594,871	537,699

Total liabilities and shareholders' equity	$801,835	$731,568

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31
	2004	2003	2004	2003
Net sales	$244,592	$224,574	$708,507	$670,816
Cost of sales	125,319	112,624	364,512	336,347

Gross profit	119,273	111,950	343,995	334,469
Operating expenses:
Selling	45,045	45,257	130,875	132,022
General and administrative	36,291	34,632	107,759	101,348
Restructuring and impairment charges (note 5)	–	13,223	(264)	13,131

Total operating expenses	81,336	93,112	238,370	246,501

Operating income	37,937	18,838	105,625	87,968
Interest and other miscellaneous income, net	223	58	3,171	707
Interest and other related financing costs	179	130	487	507

Income before income taxes	37,981	18,766	108,309	88,168
Income tax expense	14,623	7,094	41,614	33,328

Net income	$23,358	$11,672	$66,695	$54,840

Per share data (note 9):
Basic earnings per common share:
Net income per basic share	$0.63	$0.31	$1.79	$1.45

Basic weighted average common shares	37,300	37,560	37,265	37,771
Diluted earnings per common share:
Net income per diluted share	$0.61	$0.30	$1.74	$1.42

Diluted weighted average common shares	38,551	38,546	38,406	38,751

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2004	2003
Operating activities:
Net income	$66,695	$54,840
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	15,755	15,861
Compensation expense (benefit) related to
restricted stock award	238	(381)
Provision (benefit) for deferred income taxes	6,133	(3,246)
Restructuring and impairment charges (credits)	(264)	13,131
Other non-cash (income) expense	(1,436)	35
Change in assets and liabilities, net of the
effects of acquired and divested businesses:
Accounts receivable	182	2,900
Inventories	12,418	(12,251)
Prepaid and other current assets	1,963	(3,322)
Other assets	1,076	(45)
Customer deposits	5,683	7,460
Accounts payable	5,149	(5,133)
Income taxes payable	841	779
Accrued expenses and other current liabilities	(987)	2,913
Other long-term liabilities	(865)	450

Net cash provided by operating activities	112,581	73,991

Investing activities:
Proceeds from the disposal of property, plant
and equipment	5,796	2,528
Capital expenditures	(13,972)	(23,334)
Acquisitions	–	(10,880)
Other	(321)	207

Net cash used in investing activities	(8,497)	(31,479)

Financing activities:
Payments on long-term debt and capital leases	(970)	(3,476)
Net proceeds from issuance of common stock	2,306	593
Dividends paid	(10,258)	(6,849)
Payments to acquire treasury stock	–	(48,281)

Net cash used in financing activities	(8,922)	(58,013)

Net increase (decrease) in cash and cash equivalents	95,162	(15,501)
Cash and cash equivalents - beginning of period	81,856	75,688

Cash and cash equivalents - end of period	$177,018	$60,187

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Nine Months Ended March 31, 2004
(Unaudited)
(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 30, 2003	$454	$281,140	$(204,931)	$580	$460,456	$537,699
Issuance of 125,461 shares of common
stock upon the exercise of stock
options and restricted stock award
compensation	1	2,543	–	–	–	2,544
Purchase of treasury stock	–	–	(1,777)	–	–	(1,777)
Tax benefit associated with the
exercise of employee stock options	–	841	–	–	–	841
Dividends declared on common stock	–	–	–	–	(11,224)	(11,224)
Other comprehensive income (note 10)	–	–	–	93	–	93
Net income	–	–	–	–	66,695	66,695

Total comprehensive income						66,788

Balance at March 31, 2004	$455	$284,524	$(206,708)	$673	$515,927	$594,871

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)       Basis of Presentation

Ethan Allen Interiors Inc. (the “Company”) is a Delaware corporation incorporated on May 25, 1989. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Ethan Allen Inc. (“Ethan Allen”) and Ethan Allen’s subsidiaries. All of Ethan Allen’s capital stock is owned by the Company. The Company has no assets or operating activities other than those associated with its investment in Ethan Allen.

(2)      Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. In the opinion of the Company, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
(in thousands, except per share data) Net income as reported	$ 23,358	$ 11,672	$ 66,695	$54,840
Add: Stock-based employee compensation
expense (benefit) included in reported
net income, net of related tax effects	42	11	147	(237)
Deduct: Stock-based employee compensation
expense determined under the fair value-
based method for all awards granted since
July 1, 1995, net of related tax effects	(1,319)	(805)	(3,654)	(1,801)

Pro forma net income	$ 22,081	$ 10,878	$ 63,187	$52,802

Net income per share:
Basic - as reported	$ 0.63	$ 0.31	$ 1.79	$1.45

Basic - pro forma	$ 0.59	$ 0.29	$ 1.70	$1.40

Diluted - as reported	$ 0.61	$ 0.30	$ 1.74	$1.42

Diluted - pro forma	$ 0.58	$ 0.28	$ 1.66	$1.37

(4)      Inventories

           Inventories at March 31, 2004 and June 30, 2003 are summarized as follows (in thousands):

	March 31, 2004	June 30, 2003
Finished goods	$142,232	$147,704
Work in process	11,905	15,333
Raw materials	31,657	35,175

	$185,794	$198,212

Inventories are presented net of a related valuation allowance of $4.2 million at March 31, 2004 and $4.7 million at June 30, 2003.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

$8.9 million related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities. During the quarter ended September 30, 2003, adjustments totaling $0.2 million were recorded to reverse certain of these previously established accruals which were no longer required.

During fiscal 2002 and fiscal 2001, the Company recorded similar restructuring and impairment charges totaling $12.0 million in connection with the closure of certain of its manufacturing facilities. Of this amount, $5.3 million related to employee severance and benefits and other plant exit costs, and $6.7 million related to fixed asset impairment charges. As of March 31, 2004, $5.0 million of the previously-established restructuring reserves had been utilized and impairment charges of $6.7 million had been recorded in operations. Adjustments totaling $0.3 million were recorded during fiscal 2003 and the first quarter of fiscal 2004 to reverse the remaining accruals as they were no longer required.

At March 31, 2004, restructuring reserves totaling $0.1 million related to the Company’s fiscal 2003 plant closings remained and were included in the Consolidated Balance Sheets as an accrued expense within current liabilities. In addition, total impairment charges of $8.9 million had been recorded to reduce certain property, plant and equipment to net realizable value.

Activity in the Company’s fiscal 2003 restructuring reserve is summarized as follows (in thousands):

	Original Charges	Cash Payments	Non-cash Utilize		Balance at March 31, 2004
Employee severance and other
related payroll and benefit
costs	$4,339	$(4,024)	$(227	)(a)	$88
Other plant exit costs	150	(150)	–		–
Write-down of long-lived assets	8,884	–	(8,884)		–

	$13,373	$(4,174)	$(9,111)		$88

(a)	Amount represents the reversal of certain previously-established accruals which were no longer required.

On April 19, 2004, the Company announced a plan to close and consolidate two of its manufacturing facilities. Further discussion of this matter can be found in Note 12.

(6)       Business Acquisitions

During the three months ended December 31, 2002, the Company acquired two Ethan Allen retail stores from independent dealers for total consideration of approximately $0.9 million. As a result of these acquisitions, the Company (i) recorded additional inventory of $0.8 million and other assets of $0.3 million, and (ii) assumed customer deposits of $0.8 million. Goodwill associated with these acquisitions totaled $0.6 million and represents the premium paid to the sellers related to the acquired book of business (i.e. market presence) and other fair value adjustments to the assets acquired and liabilities assumed.

During the three months ended September 30, 2002, the Company acquired thirteen Ethan Allen retail stores from independent dealers for total consideration of approximately $10.6 million. As a result of these acquisitions, the Company (i) recorded additional inventory of $8.9 million and other assets of $5.7 million, and (ii) assumed customer deposits of $3.8 million, third-party debt of $4.4 million and other liabilities of $3.8 million. As of March 31, 2004, $4.3 million of the third-party debt had been repaid by the Company. Goodwill associated with these

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

acquisitions totaled $8.0 million and represents the premium paid to the sellers related to the acquired book of business (i.e. market presence) and other fair value adjustments to the assets acquired and liabilities assumed.

No acquisitions occurred during the three or nine months ended March 31, 2004. The Company did, however, acquire, in a transaction accounted for as a purchase business combination, the 25% minority interest in a joint venture previously established in 1998 between the Company and an independent dealer, the purpose of which was to own and operate four stores in the Dallas market. Subsequent to the Company’s acquisition of the minority interest, the assets of one store were sold to the joint venture partner. Although the Company-owned store count at March 31, 2004 reflects the net addition of these three stores, the operations of such stores have been reflected in the Company’s consolidated financial statements since inception of the joint venture as a result of the Company’s 75% majority ownership. These stores were not, however, previously included in the Company-owned store count due to the fact that the stores were independently managed. Goodwill recorded in connection with the acquisition of the minority interest totaled less than $0.1 million. Further discussion of the Company’s intangible assets can be found in Note 7.

A summary of the Company’s allocation of purchase price for the three and nine months ended March 31, 2004 and 2003 is provided below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Nature of acquisition	N/A	N/A	N/A	15 store	s
Total consideration	$–	$–	$–	$11,500
Assets acquired and
liabilities assumed:
Inventory	–	–	–	9,695
PP&E and other assets	–	–	–	6,016
Customer deposits	–	–	–	(4,668)
Third-party debt	–	–	–	(4,433)
A/P and other liabilities	–	–	–	(3,755)

Goodwill	$–	$–	$–	$8,645

(7)       Goodwill and Other Intangible Assets

On July 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As of March 31, 2004, the Company had goodwill, including product technology, (net of accumulated amortization) of $59.4 million and other identifiable intangible assets (net of accumulated amortization) of $19.7 million. Comparable balances as of June 30, 2003 were $59.2 million and $19.7 million, respectively.

Goodwill in the wholesale and retail segments was $27.5 million and $31.9 million, respectively, at March 31, 2004 and $27.5 million and $31.7 million, respectively, at June 30, 2003.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(8)       Litigation

The Company and its subsidiaries are subject to various environmental laws and regulations. Under these laws, the Company and/or its subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials at various sites, including sites that have been designated as Superfund sites by the U.S. Environmental Protection Agency (“EPA”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), as amended, and which are included on the National Priority List (“NPL”).

As of March 31, 2004, the Company and/or its subsidiaries have received notices that they have been named as a potentially responsible party (“PRP”) with respect the remediation of three sites currently listed or proposed for inclusion on the NPL under CERCLA. The sites are located in Lyndonville, Vermont; Southington, Connecticut; and High Point, North Carolina.

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

Liability under CERCLA may be joint and several. As such, to the extent certain named PRPs are unable, or unwilling, to accept responsibility and pay their apportioned costs, the Company could be required to pay in excess of its pro rata share of incurred remediation costs. Management’s understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of the Company’s estimated liability.As of March 31, 2004, management believes that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.

Additionally, the Company has been notified by the State of New York that it may be named a PRP in a separate, unrelated matter with respect to a site located in Carroll, New York. However, the EPA has not yet conducted its initial environmental study at this site so the extent of any adverse effect on the Company’s financial condition, results of operations, or cash flows with respect to this matter cannot be reasonably estimated at this time.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(9)	Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three Months Ended March 31		Nine Months Ended March 31,
	2004	2003	2004	2003
Weighted average common shares
outstanding for basic calculation	37,300	37,560	37,265	37,771
Add: Dilutive effect of stock
options and warrants	1,251	986	1,141	980

Weighted average common shares
outstanding, adjusted for diluted
calculation	38,551	38,546	38,406	38,751

As of March 31, 2003, stock options to purchase 88,819 shares of common stock had exercise prices which exceeded the average market price of the Company’s common stock for the corresponding period. These options have been excluded from the respective diluted earnings per share calculation as their impact is anti-dilutive. There were no anti-dilutive stock options outstanding as of March 31, 2004.

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

The Company’s other comprehensive income, which is attributable solely to foreign currency translation adjustments, was $0.7 million at March 31, 2004 and $0.6 million at June 30, 2003. This amount, as well as the Company’s accumulated other comprehensive income included in equity, are the result of changes in foreign currency exchange rates related to the operations of 7 Ethan Allen-owned retail stores located in Canada. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

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

A breakdown of wholesale sales by these product lines for the three and nine months ended March 31, 2004 and 2003 is provided below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Case Goods	52%	53%	52%	53%
Upholstered Products	33	32	34	32
Home Accessories and Other	15	15	14	15

	100%	100%	100%	100%

Similar information by product line is not available within the retail segment as it is not practicable. However, because wholesale production and sales are matched, for the most part, to incoming orders, the Company believes that the allocation of retail sales would be similar to that of the wholesale segment.

The Company evaluates performance of the respective segments based upon revenues and operating income. Inter-segment eliminations result, primarily, from the wholesale sale of inventory between segments, including the related profit margin. Inter-segment eliminations also include items not allocated to reportable segments.

The following table presents segment information for the three and nine months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net Sales:
Wholesale segment	$178,894	$173,890	$501,517	$490,098
Retail segment	144,068	127,328	426,335	387,101
Elimination of inter-company sales	(78,370)	(76,644)	(219,345)	(206,383)

Consolidated Total	$244,592	$224,574	$708,507	$670,816

Operating Income:
Wholesale segment	$34,106	$20,949	$91,324	$77,930
Retail segment	3,982	2,223	10,204	13,326
Elimination (1)	(151)	(4,334)	4,097	(3,288)

Consolidated Total	$37,937	$18,838	$105,625	$87,968

Capital Expenditures:

Wholesale segment	$2,078	$2,095	$5,785	$9,802
Retail segment	2,653	4,314	8,187	13,532
Acquisitions (2)	–	138	–	10,880

Consolidated Total	$4,731	$6,547	$13,972	$34,214

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Total Assets:	March 31, 2004	June 30, 2003
Wholesale segment	$538,454	$465,017
Retail segment	296,524	303,061
Inventory profit elimination (3)	(33,143)	(36,510)

Consolidated Total	$801,835	$731,568

(1)	Adjustment represents the change in the elimination entry for profit in ending inventory.

(2)	There were no acquisitions completed during the three months ended March 31, 2004 or 2003. For the nine months ended March 31, 2003, acquisitions include the purchase of 15 retail stores. There were no acquisitions completed during the nine months ended March 31, 2004.

(3)	Inventory profit elimination reflects the embedded wholesale profit in the Ethan Allen-owned store inventory that has not been realized. These profits will be realized when inventory is shipped to the retail customer.

At March 31, 2004, there were 28 Ethan Allen retail stores located outside the United States, of which 21 were independently-owned. The Company’s net sales for the three month and nine month periods ended March 31, 2004 and 2003 that were derived from sales to non-domestic, independently-owned retail stores totaled approximately 3% and 2%, respectively.

(12)	Subsequent Events

Plant Closures

On April 19, 2004, the Company announced a plan to close and consolidate two of its manufacturing facilities. The plants, which are involved in the production of wood case goods furniture, are located in Boonville, New York and Bridgewater, Virginia. Management anticipates that most of the production from these plants will be absorbed by other Ethan Allen manufacturing facilities. The plant closures are expected to result in a headcount reduction totaling approximately 500 employees.

The Company will record a pre-tax restructuring and impairment charge of approximately $12.5 to $13.5 million ($7.7 to $8.3 million, after-tax) for costs associated with these plant closings, the majority of which are non-cash in nature and are related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities. The balance of the charge is related to employee severance and benefits and other plant exit costs. Most of the earnings impact is expected to occur in the Company’s fourth fiscal quarter ended June 30, 2004.
Stock Repurchases and Authorization

The Company has been authorized by its Board of Directors to repurchase its common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. As of March 31, 2004, the Company had a remaining Board authorization to purchase 1.2 million shares. During April 2004, the Company repurchased, in 8 separate transactions, an additional 316,545 shares of its common stock at a total cost of $13,096,559, representing an average price per share of $41.37. On April 27, 2004, the Board of Directors increased the remaining authorization of 904,755 shares to 2.5 million shares. All of the Company’s common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity.

Dividends

On April 27, 2004, the Board of Directors of the Company declared (i) a special one-time cash dividend of $3.00 per share, payable on May 27, 2004 to shareholders of record as of May 10, 2004, and (ii) a regular quarterly cash dividend of $0.10 per share, payable on July 26, 2004 to shareholders of record as of July 9, 2004.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The discussions set forth in this Form 10-Q should be read in conjunction with (i) the financial information included herein and (ii) the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. Management’s discussion and analysis of financial condition and results of operations and other sections of this Quarterly Report contain forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, and “intends” or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to: changes in political and economic conditions; changes in demand for the Company’s products; acceptance of new products; changes in conditions in the various geographical markets where the Company does business; technology developments affecting the Company’s products; changes in laws and regulations; and those matters discussed in the Company’s filings with the Securities and Exchange Commission. Accordingly, actual circumstances and results could differ materially from those contemplated by the forward-looking statements.

Critical Accounting Policies

        The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which require, in some cases, that certain estimates and assumptions be made that affect the amounts and disclosures reported in those financial statements and the related accompanying notes. Estimates are based on currently known facts and circumstances, prior experience and other assumptions believed to be reasonable. Management uses its best judgment in valuing these estimates and may, as warranted, solicit external advice. Actual results could differ from these estimates, assumptions and judgments and these differences could be material. The following critical accounting policies, some of which are impacted significantly by estimates, assumptions and judgments, affect the Company’s consolidated financial statements.

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

        Inventories– Inventories (finished goods, work in process and raw materials) are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory (i.e. material, labor and manufacturing overhead costs). The Company estimates an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Results of Operations

        Ethan Allen’s revenues are comprised of (i) wholesale sales to independently-owned and Company-owned retail stores and (ii) retail sales of Company-owned stores. See Note 11 to the Company’s Consolidated Financial Statements for the three and nine months ended March 31, 2004 and 2003.

        The components of consolidated revenues and operating income were as follows (in millions):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Revenue:
Wholesale segment	$178.9	$173.9	$501.5	$490.1
Retail segment	144.1	127.3	426.3	387.1
Elimination of inter-company sales	(78.4)	(76.6)	(219.3)	(206.4)

Consolidated Revenue	$244.6	$224.6	$708.5	$670.8

Operating Income:
Wholesale segment	$34.1	$20.9	$91.3	$77.9
Retail segment	4.0	2.2	10.2	13.3
Elimination	(0.2)	(4.3)	4.1	(3.2)

Consolidated Operating Income	$37.9	$18.8	$105.6	$88.0

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

        Consolidated revenue for the three months ended March 31, 2004 increased by $20.0 million, or 8.9%, to $244.6 million, from $224.6 million for the three months ended March 31, 2003. Net sales for the period reflect the delivery of product associated with the increased level of booked orders and related backlog noted as of the end of the second quarter. Such order levels are reflective of (i) the continued expansion and strategic re-positioning of the Company’s retail segment, and (ii) an increase in the incoming order rate resulting, primarily, from a sustained level of recovery in both consumer confidence and the U.S. economy in recent months, and the success of recent product introductions, some of which have been introduced in accordance with the Company’s “everyday value” pricing strategy.

        Total wholesale revenue for the third quarter of fiscal 2004 increased by $5.0 million, or 2.9%, to $178.9 million from $173.9 million in the third quarter of fiscal 2003. As stated previously, the Company experienced an increase in the incoming order rate as a result, primarily, of improved consumer spending habits and a sustained strengthening of the U.S. economy during the period. In addition, wholesale revenue for the period reflects the positive impact of one additional shipping day in the current year quarter as compared to the prior year, and, to a lesser extent, deliveries associated with floor sample orders, placed during the second quarter of fiscal 2004, for new products introduced at the Company’s October 2003 Retail conference. Partially offsetting these increases were lower than anticipated shipments stemming from (i) longer lead times necessary in the production of selected, recently-introduced case goods items, and (ii) modest delays in receiving certain upholstery-related import shipments (both finished goods and raw materials).

        Total retail revenue from Ethan Allen-owned stores for the three months ended March 31, 2004 increased by $16.7 million, or 13.1%, to $144.1 million from $127.4 million for the three months ended March 31, 2003. The increase in retail sales by Ethan Allen-owned stores was attributable to an increase in sales generated by newly opened (including relocations) or acquired stores of $9.4 million, and an increase in comparable store delivered sales of $11.6 million, or 9.7%, partially offset by a decrease resulting from closed stores, which generated $4.3 million fewer sales in the third quarter of fiscal 2004 as compared to the same period in fiscal 2003. The number of Ethan Allen-owned stores increased to 124 as of March 31, 2004 as compared to 120 as of March 31, 2003. During that twelve month period, the Company acquired 1 store from an independent dealer, closed 2 stores and opened 2 new stores, both being dedicated Ethan Allen Kids retail

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

store locations. The Company-owned store count at March 31, 2004 also reflects the net addition of 3 stores stemming from Ethan Allen’s acquisition of the 25% minority interest in a joint venture previously established in 1998 between the Company and an independent dealer, the purpose of which was to own and operate 4 stores in the Dallas market. Subsequent to the Company’s acquisition of the minority interest, the assets of 1 store were sold to the joint venture partner. While the operations of these stores have been reflected in the Company’s consolidated financial statements since inception of the joint venture as a result of the Company’s 75% majority ownership, the stores have not been previously included in the Company’s store count due to the fact that they were independently managed.

        Comparable stores are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened stores. Stores acquired from dealers by Ethan Allen are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.

        Total booked orders, which include wholesale orders and written business of Ethan Allen-owned retail stores, increased 14.0% from the prior year quarter. Quarter-over-quarter, wholesale orders increased 13.6% while Ethan Allen-owned store written business increased 15.2% and comparable store written business increased 11.6%. These increases are indicative of the continued expansion of the Company’s retail segment and a sustained level of recovery in both consumer confidence and the U.S. economy in recent months.

        Gross profit increased during the quarter to $119.3 million from $112.0 million in the prior year comparable quarter. The $7.3 million, or 6.5%, increase in gross profit was primarily attributable to a higher proportionate share of retail sales to total sales (59% in the current quarter compared to 57% in the prior year quarter), and an overall increase in sales volume as a result of the Company servicing the related backlog noted as of the end of the second quarter. These favorable variances were partially offset by increased costs associated with unabsorbed overhead at the Company's manufacturing facilities resulting, primarily, from excess capacity, particularly during the fourth quarter of fiscal 2003, and, to a lesser extent, a modest decline in retail gross profit as a result of the sell-off of floor inventory necessary to make room for new product offerings. Consolidated gross margin decreased to 48.8% in the third quarter of fiscal 2004 from 49.8% in the prior year quarter as a result, primarily,  of the factors identified previously.

        The Company recorded a pre-tax restructuring and impairment charge of $13.4 million during the prior year quarter related to the consolidation of three of its smaller manufacturing facilities. The costs incurred in closing the facilities consisted, primarily, of employee severance and benefits and other plant exit costs, as well as fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities. In addition, adjustments totaling $0.2 million were made during the prior year quarter to reverse certain other restructuring accruals established in fiscal 2002 which were no longer required.

        Including the March 2003 pre-tax restructuring and impairment charge of $13.2 million, operating expenses decreased $11.8 million, or 12.6%, to $81.3 million, or 33.3% of net sales, in the current year quarter from $93.1 million, or 41.5% of net sales, in the prior year quarter. This decrease is primarily attributable to the aforementioned restructuring and impairment charge and a decline in selling expenses within the wholesale division as the result of a continued Company-wide focus on cost containment, particularly within national television advertising, as well as initiatives undertaken in recent periods to streamline the Company’s U.S. manufacturing operations. These decreases were partially offset by the continued growth of the retail segment and the higher proportionate share of retail sales to total sales in the current quarter as compared to the prior year quarter. This expansion has resulted in higher costs associated with designer salaries and commissions, occupancy, healthcare and other managerial salaries and benefits, delivery and warehousing, and advertising.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

        Including the March 2003 pre-tax restructuring and impairment charge of $13.2 million, operating income for the three months ended March 31, 2004 was $37.9 million, or 15.5% of net sales, compared to $18.8 million, or 8.4% of net sales, for the three months ended March 31, 2003. This represents an increase of $19.1 million, and is primarily attributable to the aforementioned restructuring and impairment charge, an increase in sales volume and gross profit occurring during the current period, and lower operating expenses within the wholesale division, partially offset by increased costs related to continued expansion of the retail segment.

        Including the March 2003 pre-tax restructuring and impairment charge of $13.2 million, total wholesale operating income for the third quarter of fiscal 2004 was $34.1 million, or 19.1% of net sales, as compared to $20.9 million, or 12.0% of net sales, in the comparable prior year quarter. The increase of $13.2 million, or 62.8%, is primarily attributable to the aforementioned restructuring and impairment charge and decreased operating expenses within the division, partially offset by increased costs associated with unabsorbed overhead at the Company's manufacturing facilities resulting, primarily, from excess capacity, particularly during the fourth quarter of fiscal 2003.

        Operating income for the retail segment increased $1.8 million to $4.0 million, or 2.8% of net sales, for the third quarter of fiscal 2004, as compared to $2.2 million, or 1.7% of net sales, in the prior year period. The increase in retail operating income generated by Ethan Allen-owned stores is primarily attributable to increased sales volume associated with newly-opened (including relocations) or acquired stores and an increase in comparable store sales, partially offset by (i) higher operating expenses related to the continued expansion of the retail network, and (ii) a modest decline in gross margin resulting from the sell-off of floor inventory necessary to make room for new product offerings.

        Interest and other miscellaneous income for the current quarter totaled $0.2 million, representing an increase of $0.1 million from $0.1 million recorded in the prior year quarter. The increase is due, primarily, to (i) increased interest income associated with higher cash balances during the period, and (ii) current period gains recorded in connection with the sale of real estate.

        Income tax expense for the three months ended March 31, 2004 was $14.6 million as compared to $7.1 million for the three months ended March 31, 2003. The Company’s effective tax rate for the current quarter was 38.5%, up from 37.8% in the prior year quarter. The higher effective tax rate is the result of recently-enacted changes within certain state tax legislation, and increased state income tax liability arising in connection with the operation of a greater number of Company-owned stores, some of which are located in new jurisdictions.

        The Company recorded net income for the three months ended March 31, 2004 of $23.4 million as compared to $11.7 million recorded in the third quarter of fiscal 2003. Net income per diluted share for the current quarter amounted to $0.61, up from $0.30 per diluted share in the prior year quarter.

Nine Months Ended March 31, 2004 Compared to Nine Months Ended March 31, 2003

        Consolidated revenue for the nine months ended March 31, 2004, increased by $37.7 million, or 5.6%, to $708.5 million, from $670.8 million for the nine months ended March 31, 2003. Net sales have increased due to (i) the continued expansion and strategic re-positioning of the Company’s retail segment and (ii) an increase in the incoming order rate as a result, primarily, of ongoing improvements in consumer confidence, a further strengthening of the U.S. economy during the period, and the success of recent product introductions, some of which have been introduced in accordance with the Company’s “everyday value” pricing strategy.

        Total wholesale revenue for the first nine months of fiscal 2004 increased by $11.4 million, or 2.3%, to $501.5 million from $490.1 million in the prior year comparable period. As stated previously, the incoming order rate increased as a result, primarily, of improved consumer spending habits and a strengthening of the U.S. economy during the

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

period. In addition, wholesale revenue for the period reflects deliveries associated with floor sample orders, placed during the first and second quarters of fiscal 2004, for new products introduced at the Company’s June 2003 and October 2003 Retail conferences. Partially offsetting these increases were lower than anticipated shipments stemming from (i) longer lead times necessary in the production of selected, recently-introduced case goods items, and (ii) modest delays in receiving certain upholstery-related import shipments (both finished goods and raw materials).

        Total retail revenue from Ethan Allen-owned stores for the nine months ended March 31, 2004, increased by $39.2 million, or 10.1%, to $426.3 million from $387.1 million for the nine months ended March 31, 2003. The increase in retail sales by Ethan Allen-owned stores was attributable to an increase in sales generated by newly opened or acquired stores of $37.5 million, and an increase in comparable store delivered sales of $14.8 million, or 4.0%, partially offset by a decrease resulting from closed stores, which generated $13.1 million fewer sales in the first nine months of fiscal 2004 as compared to the same period in fiscal 2003.

        Total booked orders, which include wholesale orders and written business of Ethan Allen-owned retail stores, increased 8.2% from the prior year period. Year-over-year, wholesale orders increased 7.3% while Ethan Allen-owned store written business increased 10.6% and comparable store written business increased 4.4%. These increases are indicative of the continued expansion of the Company’s retail segment, improvements in consumer confidence, and a further strengthening of the U.S. economy during the current period.

        Gross profit increased during the nine month period to $344.0 million from $334.5 million in the prior year comparable period. The $9.5 million, or 2.8%, increase in gross profit was primarily attributable to a higher proportionate share of retail sales to total sales (60% in the current period compared to 58% in the prior year), and an overall increase in sales volume during the period. These favorable variances were partially offset by increased costs associated with unabsorbed overhead at the Company's manufacturing facilities resulting, primarily, from excess capacity, particularly during the third and fourth quarters of fiscal 2003, and a modest decline in retail gross profit as a result of the sell-off of floor inventory necessary to make room for new product offerings. Consolidated gross margin for the nine months ended March 31, 2004 decreased to 48.6% from 49.9% in the prior year period as a result of the factors identified previously.

        The Company recorded a pre-tax restructuring and impairment charge of $13.4 million during the prior year quarter related to the consolidation of three of its smaller manufacturing facilities. The costs incurred in closing the facilities consisted, primarily, of employee severance and benefits and other plant exit costs, as well as fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities. In addition, adjustments totaling $0.2 million were made during the prior year quarter to reverse certain other restructuring accruals established in fiscal 2002 which were no longer required.

        Including the March 2003 pre-tax restructuring and impairment charge of $13.2 million, operating expenses decreased $8.1 million, or 3.3%, to $238.4 million, or 33.6% of net sales, in the current year period from $246.5 million, or 36.7% of net sales, in the prior year period. This decrease is primarily attributable to the aforementioned restructuring and impairment charge and a decline in selling expenses within the wholesale division as the result of a continued Company-wide focus on cost containment, particularly within national television advertising, as well as initiatives undertaken in recent periods to streamline the Company’s U.S. manufacturing operations. These decreases were partially offset by the continued growth of the retail segment and the higher proportionate share of retail sales to total sales in the current quarter as compared to the prior year quarter. This expansion has resulted in higher costs associated with designer salaries and commissions, occupancy, delivery and warehousing, advertising, and healthcare and other managerial salaries and benefits.

        Including the March 2003 pre-tax restructuring and impairment charge of $13.2 million, operating income for the nine months ended March 31, 2004 was $105.6 million, or

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

14.9% of net sales, compared to $88.0 million, or 13.1% of net sales, for the nine months ended March 31, 2003. This represents an increase of $17.6 million, or 20.1%, and is primarily attributable to the aforementioned restructuring and impairment charge, an increase in sales volume and gross profit occurring during the current period, and lower operating expenses within the wholesale division, partially offset by increased costs related to continued expansion of the retail segment.

        Including the March 2003 pre-tax restructuring and impairment charge of $13.2 million, total wholesale operating income for the nine months ended March 31, 2004 was $91.3 million, or 18.2% of net sales, compared to $77.9 million, or 15.9% of net sales, in the comparable prior year period. The increase of $13.4 million, or 17.2%, is primarily attributable to the aforementioned restructuring and impairment charge and to decreased operating expenses within the division, partially offset by increased costs associated with unabsorbed overhead at the Company's manufacturing facilities resulting, primarily, from excess capacity, particularly during the third and fourth quarters of fiscal 2003.

        Operating income for the retail segment decreased $3.1 million to $10.2 million, or 2.4% of net sales, for the current year period, as compared to $13.3 million, or 3.4% of net sales, in the prior year period. The decrease in retail operating income generated by Ethan Allen-owned stores is primarily attributable to (i) higher operating expenses related to the continued expansion of the retail network, and (ii) a modest decline in gross margin resulting from the sell-off of floor inventory necessary to make room for the aforementioned new product offerings. These unfavorable variances were partially offset by increased sales volume associated with newly-opened (including relocations) or acquired stores and an increase in comparable store sales.

        Interest and other miscellaneous income for the current nine month period totaled $3.2 million, up from $0.8 million in the prior year period. The increase of $2.4 million is due, primarily, to (i) gains recorded in the current period in connection with the sale of real estate, (ii) a favorable judgment in the case of an outstanding legal matter, (iii) increased interest income associated with higher cash balances during the period, and (iv) a decrease in the Company’s share of fiscal year-to-date losses incurred in connection with its United Kingdom joint venture with MFI Furniture Group Plc.

        Income tax expense for the nine months ended March 31, 2004 was $41.6 million as compared to $33.3 million for the nine months ended March 31, 2003. The Company’s effective tax rate for the current period was 38.4%, up from 37.8% in the prior year period. The higher effective tax rate is the result of recently-enacted changes within certain state tax legislation, and increased state income tax liability arising in connection with the operation of a greater number of Company-owned stores, some of which are located in new jurisdictions.

        For the nine months ended March 31, 2004, the Company recorded net income of $66.7 million, an increase of $11.9 million, as compared to $54.8 million recorded in the prior year comparable period. Net income per diluted share for the current period amounted to $1.74, representing an increase of $0.11 per diluted share, or 6.7%, from $1.63 per diluted share in the prior year period.

Financial Condition and Liquidity

        The Company’s principal sources of liquidity include cash and cash equivalents, cash flow from operations, and borrowing capacity under a $125.0 million revolving credit facility.

        As of March 31, 2004, the Company maintained cash and short-term investments totaling $177.0 million and outstanding long-term debt and capital lease obligations totaling $9.3 million. The current and long-term portions of the Company’s outstanding debt and capital lease obligations totaled $4.8 million and $4.5 million, respectively, at that date. The Company had no revolving loans outstanding under the credit facility as of March 31, 2004, and trade and standby letters of credit outstanding under the facility at that date totaled $20.0 million. Remaining available borrowing capacity under the facility was $105.0 million at March 31, 2004.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

        Net cash provided by operating activities totaled $112.6 million for the nine months ended March 31, 2004, compared to $74.0 million for the nine months ended March 31, 2003. The year-over-year increase of $38.6 million was principally the result of (i) changes in inventory levels, which decreased $12.4 million during the current period, representing a $24.7 million variance from the increase in inventory noted in the prior year period,(ii) an increase in net income of $11.9 million, (iii) a $10.3 million decrease in cash required to satisfy outstanding accounts payable, (iv) changes in the deferred tax balance of $9.4 million, and (v) changes in prepaid expenses and other current assets representing a $5.3 million variance from the prior year period. These favorable variances were partially offset by (i) the restructuring and impairment charge recorded during the prior year quarter ($13.1 million), (ii) changes in accrued expenses and other current liabilities representing a $5.2 million variance from the prior year period, (iii) a $2.7 million decrease in cash collected related to outstanding accounts receivable, and (iv) a $1.8 million decrease in customer deposits.

        The decrease in inventory levels since June 2003 was the result, primarily, of (i) a decline in finished goods inventories attributable to the volume of deliveries occurring during the period and execution of the Company’s plan to diminish inventory levels among certain discontinued product lines, and (ii) a decrease in plant inventories, namely raw materials and work-in-process, as a result of an increase in through-put and reduced inventory requirements stemming from the closure of three manufacturing facilities as was previously announced in March 2003.

        Net cash used in investing activities totaled $8.5 million in the current period as compared to $31.5 million recorded in the prior year period. The decrease of $23.0 million was due, primarily, to (i) a $10.9 million decline in cash utilized to fund acquisition activity (no retail stores were acquired in the current period as compared to 15 retail stores acquired in the prior year period), (ii) a $9.4 million decline in the other capital spending, exclusive of acquisitions, to $14.0 million for the nine months ended March 31, 2004 from $23.4 million for the nine months ended March 31, 2003, and (iii) a $3.3 million increase in proceeds from the disposal of certain property, plant and equipment. The current level of capital spending is principally attributable to (i) new store development and renovation, (ii) technology improvements and (iii) manufacturing expansion within certain facilities. The Company anticipates that cash from operations will be sufficient to fund future capital expenditures.

        Net cash used in financing activities totaled $8.9 million in the current period as compared to $58.0 million in the prior year period, a decrease of $49.1 million. The decrease in net cash used in financing activities is the result, primarily, of (i) a decrease in payments related to the acquisition of treasury stock ($48.3 million), and (ii) a decrease in cash utilized in the repayment of debt ($2.5 million). These decreases were partially offset by a $3.4 million increase in dividends paid.

         On April 27, 2004, the Board of Directors of the Company declared (i) a special one-time cash dividend of $3.00 per share, payable on May 27, 2004 to shareholders of record as of May 10, 2004, and (ii) a regular quarterly cash dividend of $0.10 per share payable on July 26, 2004 to shareholders of record as of July 9, 2004.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

        During the first nine months of fiscal years 2004 and 2003, the Company repurchased the following shares of its common stock:

	Nine Months Ended March 31,
	2004(1)	2003(2)
Common shares repurchased	43,000	1,400,200
Cost to repurchase common shares	$1,776,618	$41,806,266
Average price per share	$41.32	$29.86

(1)	The cost to repurchase shares for the nine months ended March 31, 2004 reflects $1,776,618 in common stock repurchases with a March 2004 trade date and an April 2004 settlement date.

(2)	The cost to repurchase shares for the nine months ended March 31, 2003 reflects $722,476 in common stock repurchases with a March 2003 trade date and an April 2003 settlement date. It excludes $7,197,165 in common stock repurchases with a June 2002 trade date and a July 2002 settlement date.

        The Company funded its common stock repurchases through available cash and cash from operations. As of March 31, 2004, the Company had a remaining Board authorization to purchase 1.2 million shares.

        During April 2004, the Company repurchased, in 8 separate transactions, an additional 316,545 shares of its common stock at a total cost of $13,096,559, representing an average price per share of $41.37. On April 27, 2004, the Board of Directors increased the remaining authorization of 904,755 shares to 2.5 million shares.

        As of March 31, 2004, the aggregate scheduled maturities of the Company’s long-term debt for each of the next five fiscal years are as follows: $4.7 million in fiscal 2005, $0.2 million in fiscal 2006, $0.1 million in fiscal 2007, $0.1 million in fiscal 2008, $0.1 million in fiscal 2009 and $4.1 million thereafter. Management believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other anticipated cash requirements. As of March 31, 2004, the Company maintained working capital of $288.9 million and a current ratio of 2.92 to 1.

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

Dealer-Related Guarantees

        As part of the Company’s expansion strategy for the Ethan Allen retail store network, selected independent dealers are provided, on rare occasion, with financial guarantees relating to leases in connection with certain store locations. As of March 31, 2004, one such guarantee exists. This guarantee, which has been provided by Ethan Allen Inc. on behalf of an independent dealer, has a remaining term of six months, which generally represents the remaining contractual term of the underlying lease agreement (subject to certain term limitations). The Company is obligated to act under such guarantee in the event of default by the respective dealer (lessee). The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this guarantee is limited to the amount of the remaining contractual lease payments

(subject to certain term limitations) and, as such, is not an estimate of future cash flows. As of March 31, 2004, the amount of remaining contractual lease payments guaranteed by the Company was approximately $0.2 million. The Company maintains specific recourse rights related to this dealer arrangement which are intended to enable recovery of any amount paid under this guarantee. Management expects, based on the underlying creditworthiness of the guaranteed party, this guarantee will expire without requiring funding by the Company. Accordingly, as of March 31, 2004, the carrying amount of the liability related to such guarantee is zero.

        In addition, Ethan Allen Inc. has obligated itself, on behalf of one of its independent dealers, with respect to a $1.5 million credit facility (the “Credit Facility”) comprised of a $1.1 million revolving line of credit and a $0.4 million term loan. This obligation requires the Company, in the event of the dealer’s default under the Credit Facility, to repurchase the dealer’s inventory, applying such purchase price to the dealer’s outstanding indebtedness under the Credit Facility. The Company’s obligation remains in effect for the life of the term loan which expires in April 2008. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this obligation is limited to the amount outstanding under the Credit Facility at the time of default (subject to pre-determined lending limits based on the value of the underlying inventory) and, as such, is not an estimate of future cash flows. No specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this obligation, except to the extent that the Company maintains the right to take title to the repurchased inventory. Management anticipates that the repurchased inventory could subsequently be sold through the Company’s retail store network. As of March 31, 2004, the total amount outstanding under the Credit Facility totaled approximately $1.2 million, of which $0.9 million was outstanding under the revolving credit line. Management expects, based on the underlying creditworthiness of the respective dealer, this obligation will expire without requiring funding by the Company. However, in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, a liability has been established to reflect the Company’s non-contingent obligation under this arrangement as a result of modifications made to the Credit Facility subsequent to January 1, 2003. As of March 31, 2004, the carrying amount of such liability is less than $50,000.

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

        The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this indemnification agreement is indeterminable as no such tax liability currently exists. Further, the nature, extent and magnitude of any such tax liability arising in the future as a result of an adverse tax judgment or change in applicable tax law cannot be estimated with any reasonable certainty. It should be further noted that no recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this indemnification agreement. Management expects, based on its current understanding of the applicable tax laws and the existing legal structure of the joint venture, subject to future changes in applicable laws and regulations, this cross-indemnity agreement will expire without requiring funding by the Company. Accordingly, as of March 31, 2004, the carrying amount of the liability related to this indemnification agreement is zero.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Product Warranties

        The Company’s products, including its case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to five years and are provided based on terms that are generally accepted in the industry. All of the Company’s independent dealers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. The Company records provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and makes periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of the Company’s historical experience. The Company provides for such warranty issues as they become known and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company’s historical experience. As of March 31, 2004, the Company’s product warranty liability totaled $1.1 million.

Business Outlook

        We believe the business outlook for our industry continues to show signs of improvement. Encouraging signs noted in recent periods which seemed to indicate some strengthening in consumer confidence appear to have been sustained in the current quarter. The U.S. economy appears to be benefiting from a stronger employment environment and historically low interest rates which, in turn, have led to a surge in refinancing activity and housing purchases. Recent comments by the Federal Reserve Board suggest a continued “patient” approach toward future interest rate increases. These factors seem to have had a positive efffect on consumer spending habits which is reflected in the Company’s incoming order trends. If these apparent signs of economic recovery continue, we believe the longer-term outlook is promising as well. As the economy strengthens, however, it is also possible that costs associated with production (including raw materials and labor), distribution (including freight and fuel charges), and retail operations (including compensation, delivery and warehousing, occupancy and advertising expenses) may increase. Similarly, an increase in interest rates could serve to adversely impact the level of discretionary spending on the part of consumers. We cannot reasonably predict when, or to what extent, events may occur which could impact the availability of such resources and/or their related cost to the Company.

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

        In July 2003, The American Furniture Manufacturers Committee for Legal Trade (the “Committee”) filed an anti-dumping petition with the U.S. Department of Commerce (“DOC”) and the International Trade Commission (“ITC”) seeking tariff protection on wooden bedroom furniture imported from China. In December 2003, the ITC ruled that the Committee’s petition met the ITC’s initial requirements resulting in a preliminary determination of injury and causing the DOC to move forward with a formal investigation of the matter. Should the DOC conclude that wooden bedroom furniture imported from China violates fair trade provisions, it could enforce the application of tariffs on such products. Initially, it was believed that tariffs, if imposed, could be in effect as early as April 2004. However, in early April 2004, the Committee requested, and was granted, a 50-day postponement of the DOC's final ruling. As such, a decision by the DOC with regard to the aforementioned matter is not expected until, at the earliest, June 2004. Accordingly, the amount of such tariffs is not reasonably estimable at this time.

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

        On April 19, 2004, the Company, in an effort to absorb excess capacity and increase operating efficiencies, announced a plan to close and consolidate two of its manufacturing facilities.  The plants, which are involved in the production of wood case goods furniture, are located in Boonville, New York and Bridgewater, Virginia.  Management anticipates that most of the production from these plants will be absorbed by other Ethan Allen manufacturing facilities.  The plant closures are expected to result in a headcount reduction totaling approximately 500 employees.  The Company will record a pre-tax restructuring and impairment charge of approximately $12.5 to $13.5 million ($7.7 to $8.3 million, after-tax) for costs associated with these plant closings, the majority of which is non-cash in nature and is related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities.  The balance of the charge is related to employee severance and benefits and other plant exit costs.  Most of the earnings impact is expected to occur in the Company's fourth fiscal quarter ended June 30, 2004.  Ethan Allen has 12 remaining plant locations, including six wood case goods plants, five upholstery plants, and 1 accessory assembling plant.  These facilities total nearly 4 million square feet and employ approximately 4,000 people.

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

Item 4. Controls and Procedures

        Ethan Allen’s management, including the Chairman of the Board and Chief Executive Officer (“CEO”) and the Vice President-Finance (“VPF”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company (including its consolidated subsidiaries), which is required to be included in the Company’s periodic filings under the Exchange Act, has been made known to them in a timely manner.

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

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

         Certain information regarding purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended March 31, 2004 is provided below:

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
March 31, 2004	43,000	$41.32	43,000	1,221,300

(a)	Purchases transacted during a single day of trading activity.

(b)	On November 21, 2002, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 2,000,000 shares of its common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. During April 2004, the Company repurchased, in 8 separate transactions, an additional 316,545 shares of its common stock at a total cost of $13,096,559, representing an average price per share of $41.37. On April 27, 2004, the Board of Directors increased the remaining authorization of 904,755 shares to 2.5 million shares.

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

The Company furnished Current Reports on Form 8-K dated (i) February 27, 2004 covering information reported under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9. Regulation FD Disclosure, and (ii) April 20, 2004, covering information reported under Item 12. Results of Operations and Financial Condition in accordance with SEC Release No. 33-8176.

The Company also filed a Current Report on Form 8-K dated April 19, 2004 covering information reported under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9. Regulation FD Disclosure.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date:	April 28, 2004 By:/s/ M. Farooq Kathwari M. Farooq Kathwari Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date:	April 28, 2004 By:/s/ Jeffrey Hoyt Jeffrey Hoyt Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)