Form 10-K
period 2004-06-30
ETHAN ALLEN INTERIORS INC
filed 2004-09-10
CIK 896156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]     Annual Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	June 30, 2004

or

[    ]      Transition Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

Commission file Number	1-11692

Ethan Allen Interiors Inc. (Exact name of registrant as specified in its charter)

Delaware	06-1275288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ethan Allen Drive, Danbury, CT 06811 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code	(203) 743-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $.01 par value	New York Stock Exchange, Inc.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on December 31, 2003, (the last day of the Company’s most recently completed second fiscal quarter) was approximately $1,561,579,141. As of December 31, 2003 there were 37,286,990 shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The definitive Proxy Statement for the 2004 Annual Shareholders Meeting is incorporated by reference into Part III hereof.

PART I

Item 1. Business

Background

        Incorporated in Delaware in 1989, Ethan Allen Interiors Inc., through its wholly-owned subsidiary, Ethan Allen Inc., and Ethan Allen Inc.’s subsidiaries (collectively, “Ethan Allen” or the “Company”), is a leading manufacturer and retailer of quality home furnishings and accessories, offering a full complement of home decorating solutions through the country’s largest network of home furnishing retail stores. The Company was founded in 1932 and has sold products under the Ethan Allen brand name since 1937.

Mission Statement

        The Company’s primary business objective is to provide its customers with a convenient, full-service, one-stop shopping alternative for their home decorating needs. In order to meet its stated objective, the Company has developed and adheres to a focused and comprehensive business strategy. The elements of this strategy, each of which represent specific home decorating solutions, include (i) the Company’s vertically-integrated operating structure, (ii) its products, (iii) its retail store network, (iv) its people, and (v) its numerous customer service offerings.

Operating Segments

        The Company’s operating segments represent strategic business areas which, although they operate separately, both offer the Company’s complete line of home furnishings through their own distinctive services. The Company’s operations are classified into two such segments: wholesale and retail.

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

        While the manner in which the Company’s home furnishings are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacture and distribution versus retail sales) are different. Within the wholesale segment, the Company maintains revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other). Sales of case good items include, but are not limited to, beds, dressers, armoires, night tables, dining room chairs and tables, buffets, sideboards, coffee tables, entertainment units, bathroom vanities and home office furniture. Sales of upholstery home furnishing items include sleepers, recliners, chairs, sofas, loveseats, cut fabrics and leather. Skilled craftsmen cut, sew and upholster custom-designed upholstery items which are available in a variety of frame and fabric options. Home accessory and other items include window treatments, wall decor, lighting, clocks, wood accents, bedspreads, decorative accessories, area rugs, bedding, and home and garden furnishings.

        Revenue information by product line is not readily available within the retail segment as it is not practicable. However, because wholesale production and sales are matched, for the most part, to incoming orders, the Company believes that the allocation of retail sales would be similar to that of the wholesale segment.

        The Company evaluates performance of the respective segments based upon revenues and operating income. Inter-segment eliminations result, primarily, from the wholesale sale of inventory to the retail segment, including the related profit margin. Inter-segment eliminations also include items not allocated to reportable segments.

The Wholesale Segment:

        For fiscal years 2004, 2003 and 2002, the wholesale segment recorded net sales of $673.8 million, $661.0 million, and $660.8 million, respectively. A breakdown of wholesale sales by product line for each of the last three fiscal years is provided below:

	Fiscal Year Ended June 30,
	2004	2003	2002
Case Goods	52%	53%	56%
Upholstered Products	34	33	31
Home Accessories and Other	14	14	13

	100%	100%	100%

        The Company has 12 manufacturing facilities which consist of 6 case good plants (including 2 sawmill operations), 5 upholstery plants and 1 home accent plant, all located in the United States. The Company also sources, domestically and off-shore, selected case good, upholstery, and home accessory items.

        In the fourth quarter of fiscal 2004, the Company announced a plan to close and consolidate two of its manufacturing facilities. The plants, both involved in the production of case goods, were located in Boonville, New York and Bridgewater, Virginia. The plant closures resulted in a headcount reduction totaling approximately 460 employees; 270 employees effective June 25, 2004, and 190 employees throughout the first quarter of fiscal 2005. A pre-tax restructuring and impairment charge of $12.8 million was recorded for costs associated with these plant closings, of which $4.5 million related to employee severance and benefits and other plant exit costs, and $8.3 million related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities.

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

Manufacturing Activities

        Ethan Allen is one of the largest manufacturers of home furnishings in the United States. The Company manufactures and/or assembles approximately 70% of its products at 12 manufacturing facilities, including 2 sawmill operations, thereby maintaining better control over cost, quality and service to its customers. The Company’s case good facilities are located close to sources of raw materials and skilled craftsmen, predominantly in the Northeast and Southeast regions of the country. Upholstery facilities are located across the country in order to reduce shipping costs to stores and are situated where skilled craftsmen are available. The Company believes that continued investment in its manufacturing facilities, combined with an appropriate level of outsourcing, both domestically and abroad, will accommodate future sales growth.

Raw Materials and Other Suppliers

        The most important raw materials used by Ethan Allen in furniture manufacturing are lumber, veneers, plywood, hardware, glue, finishing materials, glass, mirrored glass, laminates, fabrics, foam and filling material. The various types of wood used in Ethan Allen’s products include cherry, ash, oak, maple, prima vera, mahogany, birch and pine, substantially all of which are purchased domestically.

        Fabrics and other raw materials are purchased both domestically and abroad. Ethan Allen has no significant long-term supply contracts, and has experienced no significant problems in supplying its operations. Ethan Allen maintains a number of sources for its raw materials which, the Company believes, contributes to its ability to obtain competitive pricing. Lumber prices fluctuate over time based on factors such as weather and demand, which, in turn, impact availability. Upward trends in prices could have a short-term impact on margins.

        Appropriate amounts of lumber and fabric inventory are typically stocked so as to maintain adequate production levels. The Company believes that its sources of supply for these materials are sufficient and that it is not dependent on any one supplier.

        The Company enters into standard purchase agreements with certain vendors, both domestically and abroad, to source selected case good, upholstery, and home accessory items. The terms of these arrangements are customary for the industry and do not contain any long-term contractual obligations on behalf of the Company. Ethan Allen believes it maintains good relationships with its vendors.

Distribution and Logistics

        Within the wholesale segment, Ethan Allen distributes its products primarily through a national network of 6 owned and 2 leased distribution centers strategically located throughout the United States. These distribution centers hold finished products received from Ethan Allen’s manufacturing facilities and domestic and off-shore vendors for shipment to Ethan Allen retail stores or retail service centers. Ethan Allen stocks case goods and accessories to provide for quick delivery of in-stock items and to allow for more efficient production runs.

        Approximately 30% of all shipments are made to and from the distribution and retail service centers by the Company’s fleet of trucks and trailers. The remaining shipments are subcontracted to independent carriers. Approximately 45% of the Company’s fleet (trucks and trailers) is leased under two to eight-year leases.

        Ethan Allen’s policy is to sell its products at the same delivered cost to all Company-owned and independently-owned stores nationwide, regardless of their shipping point. The adoption of this policy has created credibility by offering product at one suggested national retail price. This policy has also discouraged the Company’s retailers from carrying significant inventory in their own warehouses. As a result, Ethan Allen obtains more accurate information regarding sales in order to better plan production runs and manage inventory levels.

Backlog and Net Orders Booked

        As of June 30, 2004, Ethan Allen had a wholesale backlog of $51.4 million, compared to a backlog of $48.0 million as of June 30, 2003. The backlog is anticipated to be serviced in the first quarter of fiscal 2005. Backlog at any point in time is primarily a result of net orders booked in prior periods, manufacturing schedules and the timing of product shipments. Net orders booked at the wholesale level from Ethan Allen stores (including independently-owned and Company-owned stores) for the twelve months ended June 30, 2004 were $681.0 million as compared to $659.7 million for the twelve months ended June 30, 2003. Net orders booked in any period are recorded based on wholesale prices and do not reflect the additional retail margins produced by Company-owned stores.

Advertising

        Ethan Allen has developed a highly coordinated, national advertising campaign designed to (i) capitalize on the Company’s existing brand equity, and (ii) maintain top-of-mind awareness of the breadth of the Company’s product and service offerings. Ethan Allen’s in-house staff, working with a leading advertising firm, has developed and implemented what the Company believes is the most cohesive national advertising campaign in the home furnishings industry. This campaign is designed to communicate the Company’s position as a full-service provider of home furnishing solutions and to increase the flow of traffic into stores.

        In support of its Furnishing Solutions campaign, launched nationally in fiscal 2004, Ethan Allen continues to utilize television, direct mail, newspaper, magazines and radio to market its products and services. Ethan Allen believes that its ability to coordinate its advertising efforts for all of its stores provides a competitive advantage over other home furnishing manufacturers and retailers. With an exclusive network of more than 300 retail stores adhering to a uniform marketing approach and “speaking with one voice”, Ethan Allen believes it is better positioned to fulfill its brand promise on a consistent basis.

        The Ethan Allen Interiors direct mail magazine, which features the Company’s home furnishing collections in lifestyle settings, is one of Ethan Allen’s most important marketing tools. Approximately 40 million copies of the magazine were distributed to consumers during the past year. The Company publishes and sells the magazines to retailers of both Company-owned and independently-owned stores, who, with demographic information collected through independent market research, are able to target potential customers.

        Ethan Allen’s television advertising and direct mail efforts are supported by strong print campaigns in various markets, and in leading home fashion magazines using advertisements and public relations efforts. The Company coordinates significant advertisements in major newspapers in its major markets. During fiscal 2004, the Company continued to distribute its publication entitled Ethan Allen Style – Create the Look You Love. This hard-cover book, which is complemented by a complete catalogue of the Company’s home furnishing collections, helps customers identify their own personal style using Ethan Allen product offerings. The Company believes these publications represent one of the most comprehensive and effective home decorating resources in the home furnishings industry.

Internet

        Ethan Allen is located on the worldwide web at www.ethanallen.com. The Company’s primary goal for the website is to drive additional business into the retail network through lead generation and information sourcing. Customers may access the Company’s website to review home furnishing collections or to purchase selected home accessories. On average, approximately 17,400 daily users logged onto the Ethan Allen website during fiscal 2004.

        The Company has also developed an extranet website which links the retail stores with consumer information captured on-line such as customer requests for design assistance and copies of the Company’s catalogue. This medium has become the primary source of communications between the Company and its retail network providing a variety of information, including a Company-wide daily news flash, downloads of current advertising materials, prototype store display floor plans and detailed product information.

The Retail Segment:

        For fiscal years 2004, 2003, and 2002, the retail segment recorded net sales of $576.2 million, $526.4 million, and $459.6 million, respectively. For fiscal 2004, net sales for the Company’s retail segment represented approximately 60% of the Company’s total net sales.

        Ethan Allen sells its products through an exclusive network of 311 retail stores: 309 full-line and 2 Ethan Allen Kids stores. As of June 30, 2004, Ethan Allen owned and operated 127 stores (as compared to 119 at the end of the prior fiscal year) and independent retailers owned and operated 184 stores. See Item 2 – Properties for the geographic distribution of all retail store locations. During 2004, the Company acquired 4 stores from independent retailers, opened 6 new stores (of which 4 were relocations), and closed 1 store. The Company-owned store count at June 30, 2004 also reflects the net addition of 3 stores stemming from Ethan Allen’s fiscal 2004 acquisition of the 25% minority interest in a joint venture previously established in 1998 between the Company and an independent retailer, the purpose of which was to own and operate 4 stores in the Dallas market. Subsequent to the Company’s acquisition of the minority interest, the assets of 1 store were sold to the joint venture partner. While the operations of these stores have been reflected in the Company’s consolidated financial statements since inception of the joint venture as a result of the Company’s 75% majority ownership, the stores have not been previously included in the Company’s store count due to the fact that the stores were independently managed.

        In the past five years, Ethan Allen and its independent retailers have opened 69 new stores, approximately one-third of which were relocations. Wholesale sales to independent retailers accounted for approximately 39% of total net sales of the Company in fiscal 2004. The ten largest independent retailers own a total of 36 stores, which, based on net orders booked, accounted for approximately 13% of total net sales in fiscal 2004.

        Ethan Allen pursues further expansion of the Company-owned retail business by opening new stores, relocating existing stores and, when appropriate, acquiring stores from independent retailers. In addition, the Company continues to promote the development and growth of its independent retailers. All retailers are required to enter into license agreements with the Company which (i) authorize the use of certain Ethan Allen service marks and (ii) require adherence to certain standards of operation, including the exclusive sale of Ethan Allen products and a requirement to fulfill related warranty service agreements. Ethan Allen is not subject to any territorial or exclusive retailer agreements in the United States.

        In October 2001, the Company formed a joint venture with MFI Furniture Group Plc to open a chain of retail stores in the United Kingdom. The initial phase of the agreement, which calls for the two companies to collaborate on the development of a retail store format that will market their respective retail concepts, involves up to five stores with approximately 8,000 to 15,000 square feet per store. The first of these stores, located in the London suburb of Kingston, opened in May 2002. The second, located in the suburb of Bromley, opened in December 2002. Both retail locations have been included as independently-owned stores in compiling the Company’s store count as of June 30, 2004.

Products

        Ethan Allen’s product strategy has been to position its brand as a “preferred” brand with superior quality and value while, at the same time, providing consumers with a comprehensive, one-stop shopping solution for their home furnishing needs. In carrying out its strategy, the Company continues to expand its reach to a broader consumer base through a diverse selection of attractively priced product lines, many of which have been designed to effectively complement one another, facilitating the recent trend toward more eclectic home decorating. During fiscal 2004, the Company introduced the New Country by Ethan Allen and Newport collections, both of which are produced, primarily, in the United States and have quickly become two of the Company’s best selling product offerings. In addition, the Company added loveseats to its already successful Leather Expressions program, introduced a limited number of case good pieces to accommodate the growing interest in larger, flat screen (plasma and LCD) televisions, and added a small collection of bathroom vanities. These product lines, which all serve to broaden the Company’s consumer reach, are reflective of Ethan Allen’s continuing efforts to offer well valued, stylish home furnishings that appeal to a variety of customers and lifestyles.

        The Company believes that the two most important style categories in home furnishings are the “Formal” and the “Casual” product lifestyles. As such, Ethan Allen collections are designed to reflect unique elements applicable to each lifestyle. To accomplish this, the Company’s collections consist of case goods, coordinated upholstered products and home accessories, each styled with its own distinct design characteristics. Home accessories play an important role in Ethan Allen’s marketing program as they enable the Company to offer the consumer the convenience of one-stop shopping by creating a comprehensive home furnishing solution. Ethan Allen’s store interiors are designed to facilitate display of the Company’s product offerings in complete room settings which utilize the related collections to project the category lifestyle.

        Ethan Allen continuously monitors consumer demand through marketing research and communication with its retailers and store design consultants who provide valuable input on consumer trends. As a result, the Company believes that it is able to react quickly to changing consumer tastes. For example, since 1995, approximately 80% of the Company’s current complement of collections is new. The balance has been refined and enhanced through product redesign, additions, deletions, and/or finish changes. Such undertakings are indicative of the Company’s ability to adapt to the recent consumer trend toward more casual and eclectic lifestyles while, at the same time, maintaining a classic appeal.

Retail Store Network

        Ethan Allen’s interior and exterior store design is dependent on the store’s location and size. Ethan Allen stores are located in busy urban settings as freestanding destination stores or as part of suburban strip malls, depending upon the real estate opportunities in a particular market. Currently, stores range in size from approximately 6,000 square feet to 35,000 square feet, with the average size of a store being approximately 15,000 square feet. Dedicated Ethan Allen Kids stores range in size from 2,400 to 3,100 square feet.

        Ethan Allen maximizes uniformity of store presentation throughout the retail network through a comprehensive set of operating standards. These operating standards assist each store in presenting the same high quality image and offer retail customers consistent levels of product selection and service. A uniform store image is conveyed through Ethan Allen’s ongoing program to model its retail stores with similar and consistent exterior facades and interior layouts. This program is carried out by all stores, including independently-owned stores.

        Ethan Allen provides display planning assistance to all Company-owned stores and independent retailers to support them in updating the interior projection of their stores and to maintain a consistent image. Several years ago, the Company developed a standard interior design format for its retail stores which, through the use of focused lifestyle settings to display its products and information displays throughout the store to educate consumers, has positioned Ethan Allen as a specialist in “Formal” and “Casual” lifestyles and decorative accessory retailing.

People

        At June 30, 2004, Ethan Allen has approximately 6,600 employees. Approximately 5% of those employees are represented by unions under collective bargaining agreements, most which expire at various times throughout the next three years. The Company expects no significant changes in its relations with these unions and believes it maintains good relationships with its employees.

        The retail network, which includes both Company-owned and independently-owned stores, is staffed with a sales force of approximately 3,100 design consultants and professionals who provide customers with an effective home decorating solution at no additional charge. These employees receive appropriate training with respect to the distinctive design and quality features inherent in each of the Company’s products, allowing them to more effectively communicate the elements of style and value that serve to differentiate Ethan Allen. As such, the Company believes its design consultants, and the complimentary service they provide, create a distinct competitive advantage over other home furnishing retailers.

        Ethan Allen recognizes the importance of its retail store network to its long-term success. Accordingly, the Company believes it has established strong management teams within Company-owned stores and maintains an ongoing relationship with independent retailers. The Company also makes available services to the Ethan Allen stores in support of their marketing efforts, including coordinated national advertising, merchandising and display programs, and extensive training seminars and educational materials. Ethan Allen believes that the development of design consultants, sales managers, service and delivery personnel and retailers is important for the growth of its business. As a result, Ethan Allen has committed to make available a comprehensive training program that will help to develop retail managers/owners, design consultants and service and delivery personnel to their fullest potential.

Customer Service Offerings

        Ethan Allen offers numerous customer service programs, each of which has been developed and introduced to consumers in an effort to make their shopping experience easier and more enjoyable.

Gift Card

        This program allows customers to purchase, through the Company’s website or at any participating retail store, gift cards which can be redeemed for any of the Company’s products or services.

Wedding Registry

        The primary objectives of the wedding registry program are to increase customer traffic in Ethan Allen’s network of retail stores (and on-line), capture consumers in the early stage of their lifecycle, capitalize on the growing trend for non-traditional registries and promote the Company’s complimentary design service. Ethan Allen believes this program further strengthens its competitive advantage by enhancing its current complement of service offerings with a national gift registry.

On-Line Room Planning

        The Company offers, via its website, an interactive on-line room planning resource which serves to further assist consumers with their home decorating needs. Through the use of this web-based tool, customers can determine which Ethan Allen product offerings best fit their particular needs based on their own individual home floor plan.

Ethan Allen Consumer Credit Programs

        The EA Finance Plus program offers consumers two financing options through the use of just one account. Consumers can choose between (i) the “Simple Finance Plan” which consists of fixed monthly payments ranging from 12 to 60 months at an interest rate of 9.99% per annum, and (ii) the revolving credit line which carries a variable interest rate currently ranging from 21.00% to 23.75% per annum. Both plans provide credit lines from $1,000 to $50,000. Financing offered through both programs is administered by a third-party financial institution and is granted on a non-recourse basis to the Company. Consumers may apply for an EA Finance Plus card at any participating retail store.

Competition

        The home furnishings industry is highly competitive and fragmented. In recent years, the industry has experienced increased competitive pressure as a result of the growing level of imported finished goods and components, particularly for case good products. The continued development of manufacturing capabilities in other countries, specifically within Asia, has significantly increased overseas production capacities and created over-capacity for many U.S. manufacturers, including Ethan Allen, forcing them to consolidate their least efficient plants. The growing number of foreign manufacturers, many of which have substantially lower production costs, including the cost of labor and overhead, has also enabled imported product to be sold at a lower cost to consumers which, in turn, has led to some measure of industry-wide price deflation. The Company believes that the ability of industry participants to quickly and effectively react to such competitive pressures will likely prove critical to their survival.

        The Company believes that properly adapting to industry globalization, and its resultant challenges, can also create opportunities. With respect to the issue of price deflation, Ethan Allen saw a low-cost supply of labor as an opportunity to introduce selected products to consumers at prices that, until recently, were not practical. As such, the Company has, in recent years, implemented a blended strategy, establishing relationships with certain manufacturers, both domestically and abroad, to source selected case goods, upholstery, and home accessory items. Ethan Allen intends to continue to balance its domestic production with opportunities to source from domestic and foreign manufacturers, as appropriate, in order to maintain its competitive advantage.

        Ethan Allen considers its vertical integration a significant competitive advantage in this dynamic environment as it allows the Company to design, manufacture, source, distribute, market, and sell its products through the industry’s largest sole-source retail store network. Still, the Company remains committed to the principles of its solutions-oriented business strategy, which it has been developing for more than a decade. By leveraging its vertically-integrated operating structure and adhering to a solutions-based approach, the Company believes it has an opportunity to further differentiate Ethan Allen as the “preferred” brand and the most comprehensive and effective provider of home decorating solutions for consumers.

        Although Ethan Allen is currently among the ten largest domestic furniture manufacturers, industry estimates indicate that there are over 1,000 manufacturers of furniture in the United States alone, some of which produce furniture types not manufactured by Ethan Allen. Certain of these domestic manufacturers, as well as certain of the foreign manufacturers referred to previously, both of which compete directly with Ethan Allen, may have greater financial and other resources than the Company.

        In July 2003, The American Furniture Manufacturers Committee for Legal Trade (the “Committee”) filed an anti-dumping petition with the U.S. Department of Commerce (“DOC”) and the International Trade Commission (“ITC”) seeking tariff protection on wooden bedroom furniture imported from China. In December 2003, the ITC ruled that the Committee’s petition met the ITC’s initial requirements resulting in a preliminary determination of injury and causing the DOC to move forward with a formal investigation of the matter. In June 2004, the DOC announced its preliminary determination of anti-dumping duties, establishing tariff rates ranging from 4.9% to 198.1% of import invoice value. More than 70% of the respondents were assigned tariffs of 12.9% or less while the remaining respondents were denied such preferential rates and, instead, subject to a more punitive country-wide rate of 198.1%. Respondents were assigned the more punitive rate for a variety of reasons, including, among others, correctible technical deficiencies noted in their submissions as a result of incomplete information, and inadequate translation of documents. Such respondents have been permitted to submit clarification of information already provided to the DOC in an attempt to reduce the assigned tariff. The DOC is currently accepting comments from interested parties on its preliminary determination and is scheduled to make a final determination in December 2004.

        While Ethan Allen fully supports all efforts undertaken to ensure fair trade, the Company remained neutral with respect to the matter set forth in the Committee’s petition. As a result of the DOC preliminary ruling in June 2004, one of Ethan Allen’s suppliers was assigned a tariff rate of 8.4% while the other was assigned the more punitive rate of 198.1%. This supplier subsequently remedied the technical deficiencies cited in its initial submission to the DOC, serving to reduce its preliminary tariff rate to 12.9%. At the present time, sales of case goods represent approximately 52% of the Company’s wholesale sales. Imported case goods, which include items in addition to wooden bedroom furniture and which are sourced from various locations, including China, represent only a portion of those case good sales. The Company currently estimates that less than 5% of wholesale revenues are generated by sales of wooden bedroom furniture produced in China. As such, the Company believes that tariffs imposed on wooden bedroom furniture imported from China will not have a material adverse effect on its consolidated financial condition or results of operations.

        Ethan Allen sells its products through an exclusive network of Company-owned and independently-owned retail stores. Ethan Allen’s objective is to continue to develop and strengthen its retail network by (i) expanding the Company-owned retail business through the opening of new stores, relocation of existing stores and, when appropriate, acquisition of stores from independent retailers, and (ii) obtaining and retaining independent retailers, assisting in increasing the volume of such retailers’ sales.

        The home furnishings industry competes primarily on the basis of product styling and quality, personal service, prompt delivery, product availability and price. Ethan Allen believes that it effectively competes on the basis of each of these factors and that, more specifically, its store format and complimentary design service create a distinct competitive advantage, further supporting the Company’s mission of providing consumers with a complete home decorating solution.

Trademarks

        Ethan Allen currently holds, or has registration applications pending for, numerous trademarks, service marks and design patents for the Ethan Allen name, logos and designs in a broad range of classes for both products and services in the United States and in many foreign countries. In addition, Ethan Allen has registered, or has applications pending for, many of its major collection names as well as certain of its slogans utilized in connection with retail sales and other services. The Company views such trade and service marks as valuable assets and has an ongoing program to diligently monitor and defend, through appropriate action, against their unauthorized use.

Available Information

        The Company makes available, free of charge via its website, all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information filed with, or furnished to, the Securities and Exchange Commission (“SEC”), including amendments to such reports. This information is available at www.ethanallen.com/investors as soon as reasonably practicable after it is electronically filed with, or furnished to, the SEC.

        In addition, charters of all committees of the Company’s Board of Directors, as well as the Company’s Corporate Governance guidelines, are available on the Company’s website at www.ethanallen.com/governance or, upon written request, in printed hardcopy form. Written requests should be sent to Office of the Secretary, Ethan Allen Interiors Inc., Ethan Allen Drive, Danbury, CT 06811.

Item 2. Properties

        The Company’s corporate headquarters, located in Danbury, Connecticut, consists of one building containing 144,000 square feet, situated on approximately 18.0 acres of land, all of which is owned by Ethan Allen. Located adjacent to the corporate headquarters, and situated on approximately 5.4 acres, is the Inn at Ethan Allen, a hotel and conference center, containing 195 guestrooms. This hotel, owned by a wholly-owned subsidiary of Ethan Allen, is used for Ethan Allen functions and in connection with training programs as well as for accommodations for the general public.

        Ethan Allen has 12 manufacturing facilities (including 2 sawmill operations) located in 8 states. All of these facilities are owned, with the exception of a leased upholstery plant in California totaling 143,100 square feet. The Company’s 12 facilities consist of 6 case good manufacturing plants (including 2 sawmill operations), totaling 2,381,187 square feet; 5 upholstery furniture plants, totaling 1,231,600 square feet; and 1 plant involved in the manufacture and assembly of Ethan Allen’s home accessory products, totaling 295,000 square feet.

        In addition, Ethan Allen owns 6 and leases 2 ancillary distribution centers, totaling 1,163,370 square feet, and owns 3 and leases 29 retail service centers, totaling 1,385,065 square feet. The Company’s manufacturing and distribution facilities are located in North Carolina, Vermont, Pennsylvania, Virginia, Oklahoma, California, New Jersey, Indiana and Maine. The Company’s retail service centers are located throughout the United States and serve to support Ethan Allen’s various sales districts.

        The geographic distribution of the Company’s retail store network as of June 30, 2004 is as follows:

	Retail Store Category
	Company Owned	Independently Owned
United States	120	162
North America-Other (1)	7	3
Asia	-	13
Middle East	-	2
Europe	-	2
West Indies	-	1
Africa	-	1

Total	127	184

(1)	Seven retail stores located in Canada were acquired by the Company during the first quarter of fiscal 2003.

        Of the 127 retail stores owned and operated by the Company, 45 of the properties are owned and 82 of the properties are leased from independent third parties. Of the 45 Company-owned store locations, 8 are subject to land leases. The Company owns an additional 4 retail properties; 3 of which are leased to independent Ethan Allen retailers, and 1 which is leased to an unaffiliated third party.

        Ethan Allen’s manufacturing facility located in Maiden, North Carolina and the Inn at Ethan Allen located in Danbury, Connecticut, were financed, in part, with industrial revenue bonds. The Beecher Falls, Vermont manufacturing facility was financed, in part, by the State of Vermont Economic Development Authority. Ethan Allen believes that all of its properties are well maintained and in good condition.

        Ethan Allen estimates that its manufacturing division is currently operating at approximately 80% of capacity. The Company believes it has additional capacity at many facilities, which it could utilize with minimal additional capital expenditures.

Item 3. Legal Proceedings

        Ethan Allen is a party to various legal actions with customers, employees and others arising in the normal course of its business. Ethan Allen maintains liability insurance, which is deemed to be adequate for its needs and commensurate with other companies in the home furnishings industry. Ethan Allen believes that the final resolution of pending actions (including any potential liability not fully covered by insurance) will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Environmental Matters

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

        As of June 30, 2004, the Company and/or its subsidiaries have received notices that they have been named as a potentially responsible party (“PRP”) with respect the remediation of four sites currently listed or proposed for inclusion on the NPL under CERCLA. The sites are located in Lyndonville, Vermont; Southington, Connecticut; High Point, North Carolina; and Atlanta, Georgia.

        With respect to the Lyndonville, Vermont site, the Company believes it has resolved its liability by completing remedial construction activities. The Company continues to work with the EPA to resolve its remaining issues in order to obtain a certificate of construction completion. The Company does not anticipate incurring significant costs with respect to the Southington, Connecticut and High Point, North Carolina sites as it believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at those sites. Specifically, with respect to the Southington site, the Company’s volumetric share is less than 1% of over 51 million gallons disposed of at the site and there are more than 1,000 PRPs. With respect to the High Point site, the Company’s volumetric share is less than 1% of over 18 million gallons disposed of at the site and there are more than 2,000 PRPs, including 1,100 “de-minimis” parties (of which Ethan Allen is one). With respect to the Atlanta site, a former solvent recycling/reclamation facility, the Company’s volumetric share is currently under review, but it is believed to consist of less than 1% of over 20 million gallons disposed of at the site by more than 1,700 PRPs. In all three cases, the other PRPs consist of local, regional, national and multi-national companies.

        Liability under CERCLA may be joint and several. As such, to the extent certain named PRPs are unable, or unwilling, to accept responsibility and pay their apportioned costs, the Company could be required to pay in excess of its pro rata share of incurred remediation costs. Ethan Allen’s understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of the Company’s estimated liability. As of June 30, 2004, the Company believes that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.

        Additionally, the Company was previously notified by the State of New York that it may be named a PRP in a separate, unrelated matter with respect to a site located in Carroll, New York. However, the EPA has still not conducted its initial environmental study at this site so the extent of any adverse effect on the Company’s financial condition, results of operations, or cash flows with respect to this matter cannot be reasonably estimated at this time.

        Ethan Allen is subject to other federal, state and local environmental protection laws and regulations and is involved, from time to time, in investigations and proceedings regarding environmental matters. Such investigations and proceedings typically concern air emissions, water discharges, and/or management of solid and hazardous wastes. The Company believes that its facilities are in material compliance with all such applicable laws and regulations.

        Regulations issued under the Clean Air Act Amendments of 1990 required the industry to reformulate certain furniture finishes or institute process changes to reduce emissions of volatile organic compounds. Compliance with many of these requirements has been facilitated through the introduction of high solids coating technology and alternative formulations. In addition, the Company has instituted a variety of technical and procedural controls, including reformulation of finishing materials to reduce toxicity, implementation of high velocity low pressure spray systems, development of storm water protection plans and controls, and further development of related inspection/audit teams, all of which have served to reduce emissions per unit of production. Ethan Allen remains committed to implementing new waste minimization programs and/or enhancing existing programs with the objective of (i) reducing the total volume of waste, (ii) limiting the liability associated with waste disposal, and (iii) continuously improving environmental and job safety programs on the shop floor which serve to minimize emissions and safety risks for employees. The Company will continue to evaluate the most appropriate, cost effective, control technologies for finishing operations and design production methods to reduce the use of hazardous materials in the manufacturing process.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to security holders of the Company during the fourth quarter of fiscal 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company’s Common Stock is traded on the New York Stock Exchange under ticker symbol “ETH”. The following table indicates (i) the high and low stock prices as reported on the New York Stock Exchange and (ii) dividends declared by the Company:

	Closing Market Price
	High	Low	Dividends Declared
Fiscal 2004
Fourth Quarter (1)	$42.60	$35.51	$3.10
Third Quarter	46.08	40.55	0.10
Second Quarter	41.88	35.64	0.10
First Quarter	39.56	34.05	0.10
Fiscal 2003
Fourth Quarter	$37.54	$29.95	$0.07
Third Quarter	35.75	27.41	0.06
Second Quarter	38.30	27.99	0.06
First Quarter	36.42	29.02	0.06

(1)	On April 27, 2004, the Company declared a special, one-time cash dividend of $3.00 per common share, payable on May 27, 2004 to shareholders of record as of May 10, 2004.

        As of August 27, 2004, there were approximately 408 shareholders of record of the Company’s Common Stock.

        On July 27, 2004, the Company declared a dividend of $0.15 per common share, payable on October 25, 2004 to shareholders of record as of October 11, 2004. The Company expects to continue to declare quarterly dividends for the foreseeable future.

Issuer Purchases of Equity Securities

        Certain information regarding purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended June 30, 2004 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (d)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)
April 2004 (a)	347,545	$41.35	347,545	2,469,000
May 2004 (b)	272,900	$38.76	272,900	2,196,100
June 2004 (c)	341,000	$36.28	341,000	1,855,100

Total	961,445	$38.81	961,445

(a)	Purchased in nine separate open market transactions on nine different trading days.
(b)	Purchased in seven separate open market transactions on seven different trading days.
(c)	Purchased in five separate open market transactions on five different trading days.
(d)	On November 21, 2002, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 2,000,000 shares of its common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. On April 27, 2004, the Board of Directors increased the remaining authorization of 904,755 shares to 2,500,000 shares.

        Subsequent to June 30, 2004 and through September 8, 2004, the Company repurchased, in thirteen separate open market transactions, an additional 462,000 shares of its common stock at a total cost of $16.0 million, representing an average price per share of $34.72.

Stockholder Rights Plan

        The Company has a Stockholder Rights Plan, a description of which is set forth in Note 9 to the Consolidated Financial Statements included under Item 8 of this Annual Report and incorporated herein by reference. Such description contains all of the required information with respect thereto.

Item 6. Selected Financial Data

        The following table sets forth summary consolidated financial information of the Company for the years and dates indicated (in thousands, except per share data):

	Fiscal Year Ended June 30,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Net sales	$955,107	$907,264	$892,288	$904,133	$856,171
Cost of sales	494,027	457,880	470,975	490,477	455,561
Selling, general and administrative expenses	320,755	315,578	286,290	280,703	253,029
Restructuring and impairment charge (1)	12,520	13,131	5,123	6,906	-

Operating income	127,805	120,675	129,900	126,047	147,581
Interest and other (income) expense, net	(2,691)	(517)	(2,344)	(2,056)	811

Income before income tax expense	130,496	121,192	132,244	128,103	146,770
Income tax expense	50,156	45,811	49,988	48,423	56,200

Net income	$80,340	$75,381	$82,256	$79,680	$90,570

Per Share Data:
Net income per basic share	$2.16	$2.00	$2.12	$2.02	$2.25
Basic weighted average shares outstanding	37,179	37,607	38,828	39,390	40,301
Net income per diluted share	$2.10	$1.95	$2.06	$1.98	$2.20
Diluted weighted average shares outstanding	38,295	38,569	39,942	40,321	41,198
Cash dividends declared (2)	$3.40	$0.25	$0.18	$0.16	$0.16
Other Information:
Depreciation and amortization (3)	$21,277	$21,296	$19,314	$20,220	$16,975
Capital expenditures, including acquisitions	$24,477	$38,539	$73,481	$48,238	$54,696
Working capital	$158,893	$225,836	$191,473	$182,223	$127,519
Current ratio	2.16	2.68	2.48	2.69	2.18
Balance Sheet Data (at end of period):
Total assets	$654,431	$731,568	$688,755	$619,118	$543,571
Total debt, including capital lease obligations	$9,221	$10,218	$9,321	$9,487	$17,907
Shareholders' equity	$460,780	$537,699	$511,189	$464,783	$390,509
Debt as a percentage of equity	2.0%	1.9%	1.8%	2.0%	4.6%

Footnotes on following page

(1)	In the fourth quarter of fiscal 2004, the Company announced a plan to close and consolidate two of its manufacturing facilities. The plants, both involved in the production of case goods, were located in Boonville, New York and Bridgewater, Virginia. The plant closures resulted in a headcount reduction totaling approximately 460 employees; 270 employees effective June 25, 2004, and 190 employees throughout the first quarter of fiscal 2005. A pre-tax restructuring and impairment charge of $12.8 million was recorded for costs associated with these plant closings, of which $4.5 million related to employee severance and benefits and other plant exit costs, and $8.3 million related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities.

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

(2)	On April 27, 2004, the Company declared a special, one-time cash dividend of $3.00 per common share, payable on May 27, 2004 to shareholders of record as of May 10, 2004.

(3)	As a result of the Company’s adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, amortization of goodwill and indefinite-lived intangible assets ceased on July 1, 2001. The amount of amortization related to these assets in both 2001 and 2000 was $1.8 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of financial condition and results of operations is based upon, and should be read in conjunction with, the Consolidated Financial Statements of the Company and notes thereto included under Item 8 of this Annual Report.

Forward-Looking Statements

        Management’s discussion and analysis of financial condition and results of operations and other sections of this Annual Report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, and “intends” or words or phrases of similar expression. These forward-looking statements are subject to management decisions and various assumptions, risks and uncertainties, including, but not limited to: changes in political and economic conditions; changes in demand for the Company’s products; acceptance of new products; changes in conditions in the various geographic markets where the Company does business; technology developments affecting the Company’s products; changes in laws and regulations; and those matters discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”). Accordingly, actual circumstances and results could differ materially from those contemplated by the forward-looking statements.

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

        Revenue Recognition – Revenue is recognized when all of the following have occurred: persuasive evidence of a sales arrangement exists (e.g. a wholesale purchase order or retail sales invoice); the sales arrangement specifies a fixed or determinable sales price; product is shipped or services are provided to the customer; and collectibility is reasonably assured. This generally occurs upon the shipment of goods to independent retailers or, in the case of Ethan Allen-owned retail stores, upon delivery to the customer. Recorded sales provide for estimated returns and allowances. The Company permits retail customers to return defective products and incorrect shipments, and terms offered by the Company are standard for the industry.

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

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets are to be evaluated for impairment at the reporting unit level on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. The Company conducts its required annual impairment test during the fourth quarter of each fiscal year. The impairment test uses a discounted cash flow model to estimate the fair value of a reporting unit. This model requires the use of long-term planning forecasts and assumptions regarding industry-specific economic conditions that are outside the control of the Company.

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

        Other Loss Reserves – The Company has a number of other potential loss exposures incurred in the ordinary course of business such as environmental claims, product liability, litigation, tax liabilities, restructuring charges, and the recoverability of deferred income tax benefits. Establishing loss reserves for these matters requires management’s estimate and judgment with regard to maximum risk exposure and ultimate liability or realization. As a result, these estimates are often developed with the Company’s counsel, or other appropriate advisors, and are based on management’s current understanding of the underlying facts and circumstances. Because of uncertainties related to the ultimate outcome of these issues or the possibilities of changes in the underlying facts and circumstances, additional charges related to these issues could be required in the future.

Basis of Presentation

        Ethan Allen Interiors Inc. has no material assets other than its ownership of the capital stock of Ethan Allen Inc. and conducts all significant transactions through Ethan Allen Inc.; therefore, substantially all of the financial information presented herein is that of Ethan Allen Inc.

Results of Operations

        Ethan Allen’s revenues are comprised of (i) wholesale sales to independently-owned and Company-owned retail stores and (ii) retail sales of Company-owned stores. See Note 16 to the Company’s Consolidated Financial Statements for the year ended June 30, 2004 included under Item 8 of this Annual Report.

        The components of consolidated revenues and operating income are as follows (in millions):

	Fiscal Year Ended June 30,
	2004	2003	2002
Revenue:
Wholesale segment	$673.8	$661.0	$660.8
Retail segment	576.2	526.4	459.6
Elimination of inter-segment sales	(294.9)	(280.1)	(228.1)

Consolidated Revenue	$955.1	$907.3	$892.3

Operating Income:
Wholesale segment (1)	$108.1	$109.4	$110.1
Retail segment	13.1	14.6	23.1
Eliminations (2)	6.6	(3.3)	(3.3)

Consolidated Operating Income	$127.8	$120.7	$129.9

(1)	The Wholesale segment includes pre-tax restructuring and impairment charges of $12.5 million, $13.1 million and $5.1 million in fiscal years 2004, 2003 and 2002, respectively.
(2)	The adjustment reflects the change in the elimination entry for profit in ending inventory.

Fiscal 2004 Compared to Fiscal 2003

        Consolidated revenue for fiscal 2004 was $955.1 million, an increase of $47.8 million, or 5.3%, from fiscal 2003 consolidated revenue of $907.3 million. Net sales for the period reflect the delivery of product associated with an increased level of booked orders and related backlog noted throughout most of the year. Such order levels are reflective of (i) the continued expansion and strategic re-positioning of the Company’s retail segment, and (ii) an increase in the incoming order rate resulting, primarily, from an increased level of consumer confidence and an improved U.S. economy, both of which were sustained for much of the last twelve months, and from the success of recent product introductions, some of which have been introduced in accordance with the Company’s “everyday value” pricing strategy. These positive factors were partially offset, to some degree, by softer business conditions during the last three months of the fiscal year likely attributable to consumer concerns with respect to rising fuel prices, the threat of increasing interest rates, and the continued unsettled geo-political environment.

        Total wholesale revenue for fiscal 2004 was $673.8 million as compared to $661.0 million in fiscal 2003, representing a $12.8 million increase. As stated previously, the Company experienced an increase in the incoming order rate as a result, primarily, of improved consumer spending habits and a sustained strengthening of the U.S. economy throughout most of the fiscal year. To a lesser extent, wholesale sales volume was also positively impacted by two additional shipping days in the current year as compared to the prior year. Partially offsetting these increases were lower than anticipated shipments stemming from (i) longer lead times on selected case good items as a result of the re-allocation of production associated with the closure of two plants announced in April 2004, and (ii) modest delays in receiving certain upholstery-related import shipments (both finished goods and raw materials).

        Total retail revenue from Ethan Allen-owned stores for fiscal 2004 increased $49.8 million, or 9.5%, to $576.2 million from $526.4 million in the prior year. This increase in retail delivered sales by Ethan Allen-owned stores was attributable to an increase in sales generated by newly-opened (including relocations) or acquired stores of $46.8 million, and an increase in comparable store delivered sales of $22.7 million, or 4.6%, partially offset by a decrease resulting from closed stores, which generated $19.7 million fewer sales in fiscal 2004 as compared to fiscal 2003. The number of Ethan Allen-owned stores increased to 127 as of June 30, 2004 as compared to 119 as of June 30, 2003. During that twelve month period, the Company acquired 4 stores from an independent retailer, closed 1 store and opened 6 stores, 4 of which were relocations. The Company-owned store count at June 30, 2004 also reflects the net addition of 3 stores stemming from Ethan Allen’s acquisition of the 25% minority interest in a joint venture previously established in 1998 between the Company and an independent retailer, the purpose of which was to own and operate 4 stores in the Dallas market. Subsequent to the Company’s acquisition of the minority interest, the assets of 1 store were sold to the joint venture partner. While the operations of these stores have been reflected in the Company’s consolidated financial statements since inception of the joint venture as a result of the Company’s 75% majority ownership, the stores have not been previously included in the Company’s store count due to the fact that the stores were independently managed.

        Comparable stores are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly-opened stores. Stores acquired from retailers are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.

        Total booked orders, which include wholesale orders and written business of Ethan Allen-owned retail stores, increased 4.4% from the prior year. Year-over-year, wholesale orders increased 3.2% while Ethan Allen-owned store orders increased 7.7% and comparable store written business increased 2.6%. These increases are indicative of the continued expansion and strategic re-positioning of the Company’s retail segment, an increase in consumer confidence and a period of sustained economic improvement for most of the last twelve months.

        Gross profit for fiscal 2004 increased $11.7 million, or 2.6%, to $461.1 million from $449.4 million in fiscal 2003. The increase in gross profit was primarily attributable to a higher proportionate share of retail sales to total sales (61% in fiscal 2004 compared to 59% in fiscal 2003), and an overall increase in sales volume as a result of the Company servicing the increased level of backlog noted throughout much of the past year. These favorable variances were partially offset by increased costs associated with unabsorbed overhead at the Company’s manufacturing facilities resulting, primarily, from excess capacity, particularly during the third and fourth quarters of fiscal 2003, and, to a lesser extent, a modest decline in retail gross profit as a result of the sell-off of floor inventory necessary to make room for new product introductions. Consolidated gross margin decreased to 47.5% for the year ended June 30, 2004 from 48.6% in the prior year as a result, primarily, of the factors identified previously.

        The Company recorded pre-tax restructuring and impairment charges of $12.8 million and $13.4 million in the fourth quarter of fiscal 2004 and the third quarter of fiscal 2003, respectively, relating to the consolidation of certain manufacturing facilities. The fiscal 2004 consolidation involved the closure of two case good manufacturing facilities, which resulted in a headcount reduction totaling approximately 460 employees; 270 employees effective June 25, 2004, and 190 employees throughout the first quarter of fiscal 2005. The fiscal 2003 consolidation involved the closure of three smaller manufacturing facilities, two of which were case good plants. Closure of these facilities resulted in a headcount reduction totaling approximately 580 employees; 340 employees effective April 21, 2003, and 240 employees throughout the last quarter of fiscal 2003 and the first quarter of fiscal 2004. The costs incurred in closing these facilities consisted, primarily, of employee severance and benefits and other plant exit costs, as well as fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities. Adjustments totaling $0.2 million were recorded during fiscal 2004 to reverse certain accruals previously established in connection with the fiscal 2003 consolidation plan which were no longer required.

        Including restructuring and impairment charges of $12.5 million and $13.1 million in fiscal 2004 and 2003, respectively, operating expenses increased to $333.3 million, or 34.9% of net sales, for the year ended June 30, 2004 from $328.7 million, or 36.2% of net sales, for the year ended June 30, 2003. This increase is primarily attributable to the continued growth of the retail segment and the higher proportionate share of retail sales to total sales in fiscal 2004. Such expansion has resulted in higher costs associated with occupancy, designer salaries and commissions, and delivery and warehousing. These increases were partially offset by a decline in selling expenses within the wholesale division as a result of a continued Company-wide focus on cost containment, particularly within national television advertising, as well as initiatives undertaken in recent periods to streamline the Company’s U.S. manufacturing operations and increase production efficiencies.

        Including restructuring and impairment charges of $12.5 million and $13.1 million in fiscal 2004 and 2003, respectively, operating income was $127.8 million, or 13.4% of net sales, for the year ended June 30, 2004 compared to $120.7 million, or 13.3% of net sales, for the year ended June 30, 2003. This represents an increase of $7.1 million, or 5.9%, which is primarily attributable to an increase in gross profit during the period, and lower operating expenses within the wholesale division, partially offset by increased costs related to continued expansion of the retail division.

        Including restructuring and impairment charges of $12.5 million and $13.1 million in fiscal 2004 and 2003, respectively, total wholesale operating income was $108.1 million, or 16.0% of wholesale net sales, for the year ended June 30, 2004 compared to $109.4 million, or 16.5% of wholesale net sales, for the year ended June 30, 2003. The decrease of $1.3 million, or 1.2%, is primarily attributable to increased costs associated with unabsorbed overhead at the Company’s manufacturing facilities resulting, primarily, from excess capacity, particularly during the third and fourth quarters of fiscal 2003, partially offset by decreased operating expenses within the division and increased wholesale sales volume.

        Operating income for the retail segment decreased $1.5 million, or 10.2%, to $13.1 million, or 2.3% of net retail sales, for fiscal 2004, as compared to $14.6 million, or 2.8% of net retail sales, in the prior fiscal year. The decrease in retail operating income generated by Ethan Allen-owned stores is primarily attributable to higher operating expenses related to the continued expansion of the Company’s retail store network, reduced sales volume resulting from closed stores, and a modest decline in gross margin resulting from the sell-off of floor inventory necessary to make room for new product introductions, partially offset by increased sales volume associated with newly-opened (including relocations) or acquired stores and in increase in comparable store sales.

        Interest and other miscellaneous income increased $2.1 million to $3.3 million in fiscal 2004 from $1.2 million in fiscal 2003. The increase is due, primarily, to (i) higher gains recorded in the current year in connection with the sale of real estate, (ii) a favorable judgment in the case of an outstanding legal matter, and (iii) increased interest income associated with higher cash balances during the period.

        Income tax expense totaled $50.2 million for the year ended June 30, 2004 as compared to $45.8 million for the year ended June 30, 2003. The Company’s effective tax rate was 38.5% for June 2004 as compared to 37.8% for June 2003. The higher effective tax rate is a result of recently-enacted changes within certain state tax legislation, and increased state income tax liability arising in connection with the operation of a greater number of Company-owned stores, some of which are located in new jurisdictions.

        For fiscal 2004, the Company recorded net income of $80.3 million, an increase of 6.6%, as compared to $75.4 million in fiscal 2003. Earnings per diluted share for fiscal year 2004 amounted to $2.10, an increase of $0.15 per diluted share, or 7.3%, from $1.95 per diluted share in the prior year.

Fiscal 2003 Compared to Fiscal 2002

        Consolidated revenue for fiscal 2003 was $907.3 million, an increase of $15.0 million, or 1.7%, from fiscal 2002 consolidated revenue of $892.3 million. The increase was due, primarily, to the continued expansion and strategic re-positioning of the Company’s retail segment, partially offset by softer business conditions during the past twelve months caused by a sluggish economy and the unsettled geo-political environment. As a result of these factors, consumer confidence deteriorated and the incoming order rate was adversely impacted.

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

        Total retail revenue from Ethan Allen-owned stores for fiscal 2003 increased $66.8 million, or 14.5%, to $526.4 million from $459.6 million in the prior year. This increase in retail delivered sales by Ethan Allen-owned stores was attributable to an increase in sales generated by newly-opened (including relocations) or acquired stores of $95.6 million, partially offset by a decrease in comparable store delivered sales of $15.4 million, or 3.5%, and a decrease resulting from closed stores, which generated $13.4 million fewer sales in fiscal 2003 as compared to fiscal 2002. The number of Ethan Allen-owned stores increased to 119 as of June 30, 2003 as compared to 103 as of June 30, 2002. During the last twelve months, the Company acquired 16 stores from independent retailers, opened 3 new stores, and closed 3 stores.

        Total booked orders, which include wholesale orders and written business of Ethan Allen-owned retail stores, increased 1.0% from the prior year, reflecting the further expansion and strategic re-positioning of the Company’s retail segment, partially offset by softer business conditions caused by the economic and geo-political climate during the period. Year-over-year, wholesale orders decreased 3.3% while Ethan Allen-owned store orders increased 15.4%. Comparable store written business decreased 3.1% over that same period.

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

        The Company recorded pre-tax restructuring and impairment charges of $13.4 million and $5.1 million in the third quarter of fiscal 2003 and the fourth quarter of fiscal 2002, respectively, relating to the consolidation of certain manufacturing facilities. The fiscal 2003 consolidation plan involved the closure of three smaller manufacturing facilities. Closure of these facilities resulted in a headcount reduction totaling approximately 580 employees; 340 employees effective April 21, 2003, and 240 employees throughout the last quarter of fiscal 2003 and the first quarter of fiscal 2004. The fiscal 2002 consolidation plan involved the closure of one manufacturing facility as well as the rough mill operation of a separate facility. Closure of these facilities resulted in a headcount reduction totaling approximately 220 employees; 150 employees effective June 29, 2002, and 70 employees throughout the first quarter of fiscal 2003. The closing costs recorded in both periods relate to employee severance and benefits, the write-down of long-lived assets such as real estate and machinery and equipment, and other plant exit costs. Adjustments totaling $0.3 million were recorded during the year to reverse certain other restructuring accruals established in connection with the fiscal 2002 and fiscal 2001 consolidation plans which were no longer required.

        Including restructuring and impairment charges of $13.1 million and $5.1 million in fiscal 2003 and 2002, respectively, operating expenses increased to $328.7 million, or 36.2% of net sales, for the year ended June 30, 2003 from $291.4 million, or 32.7% of net sales, for the year ended June 30, 2002. This increase is primarily attributable to further expansion of the retail segment and the higher percentage of retail sales to total sales experienced in 2003. The addition of 16 net new Company-owned stores since June 2002 has resulted in higher costs associated with design consultant salaries, occupancy, delivery and warehousing, administrative salaries and advertising. To a lesser extent, operating expenses also increased as a result of the aforementioned restructuring and impairment charges. These increases were partially offset by lower selling, general and administrative costs within the wholesale segment as a result of a continued Company-wide focus on cost containment and lower wholesale sales volume.

        Including restructuring and impairment charges of $13.1 million and $5.1 million in fiscal 2003 and 2002, respectively, operating income was $120.7 million, or 13.3% of net sales, for the year ended June 30, 2003 compared to $129.9 million, or 14.6% of net sales, for the year ended June 30, 2002. This represents a decrease of $9.2 million, or 7.2%, which is primarily attributable to increased operating expenses resulting from the continued expansion of the retail segment and the aforementioned restructuring and impairment charges, partially offset by a higher gross margin and lower selling, general and administrative expenses at the wholesale level.

        Including restructuring and impairment charges of $13.1 million and $5.1 million in fiscal 2003 and 2002, respectively, total wholesale operating income was $109.4 million, or 16.5% of wholesale net sales, for the year ended June 30, 2003 compared to $110.1 million, or 16.7% of wholesale net sales, for the year ended June 30, 2002. The decrease of $0.7 million, or 0.7%, is primarily attributable to the aforementioned restructuring and impairment charges, increased costs associated with excess capacity at our manufacturing facilities and a decline in wholesale sales volume, partially offset by a decrease in selling, general and administrative expenses and lower costs associated with sales returns and allowances and certain raw materials.

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

        Interest and other miscellaneous income decreased $1.8 million to $1.2 million in fiscal 2003 from $3.0 million in fiscal 2002. The decrease is due, primarily, to (i) the Company’s share of current year losses incurred in connection with its United Kingdom joint venture with MFI Furniture Group Plc, (ii) higher gains recorded in the prior year in connection with the sale of real estate, and (iii) a decrease in interest income as a result of a decline in interest rates during the period.

        Income tax expense totaled $45.8 million for the year ended June 30, 2003 as compared to $50.0 million for the year ended June 30, 2002. The Company’s effective tax rate was 37.8% in both periods.

        For fiscal 2003, the Company recorded net income of $75.4 million, a decrease of 8.4%, as compared to $82.3 million in fiscal 2002. Earnings per diluted share for fiscal year 2003 amounted to $1.95, a decrease of $0.11 per diluted share, or 5.3%, from $2.06 per diluted share in the prior year.

Financial Condition and Liquidity

        The Company’s principal sources of liquidity include cash and cash equivalents, cash flow from operations and borrowing capacity under a $100.0 million revolving credit facility. The existing facility, which modified and renewed a five-year facility entered into in August 1999, became effective in June 2004. In addition to the $100.0 million revolving credit component, the facility includes an accordion feature which provides for an additional $50.0 million of liquidity if needed, as well as sub-facilities for trade and standby letters of credit of $50.0 million and swingline loans of $3.0 million.

        As of June 30, 2004, the Company maintained cash and short-term investments totaling $27.5 million and outstanding debt and capital lease obligations totaling $9.2 million. The current and long-term portions of the Company’s outstanding debt and capital lease obligations totaled $4.7 million and $4.5 million, respectively at that date. The Company had no revolving loans outstanding under the credit facility as of June 30, 2004, and trade and standby letters of credit outstanding under the facility at that date totaled $20.1 million. Remaining available borrowing capacity under the facility was $79.9 million at June 30, 2004.

        Net cash provided by operating activities totaled $125.5 million for fiscal 2004 as compared to $100.1 million in fiscal 2003 and $125.3 million in fiscal 2002. The current year-over-year increase of $25.4 million was principally the result of (i) changes in inventory levels which, net of inventories totaling $1.9 million acquired in the purchase of retail stores, decreased $13.2 million during the year, representing a $27.1 million variance from the increase in inventory noted in the prior year, (ii) changes in prepaid expenses and other current assets resulting in a $12.6 million variance, and (iii) an increase in net income of $5.0 million. These favorable variances were partially offset by (i) changes in customer deposits resulting in a $9.2 million effect on available cash, (ii) changes in cash collections related to accounts receivable of $7.0 million, and (iii) changes in the Company’s net deferred tax liability representing a $4.1 million variance.

        The decrease in inventory levels since June 2003 was the result, primarily, of (i) a decrease in plant inventories, namely raw materials and work-in-process, as a result of increased through-put and reduced inventory requirements stemming from the closure of selected manufacturing facilities in recent periods and the Company’s ongoing lean manufacturing initiatives, and (ii) a decline in finished goods inventories attributable to the volume of deliveries occurring during the period which included execution of the Company’s plan to diminish inventory levels among certain discontinued product lines. The decreases noted as a result of these factors were partially offset by increased finished goods stock position in certain off-shore sourced product lines.

        Net cash used in investing activities totaled $18.9 million for fiscal 2004 as compared to $33.2 million in fiscal 2003 and $68.5 million in fiscal 2002. The current year-over-year decrease of $14.3 million was due, primarily, to (i) a $9.9 million decline in cash utilized to fund acquisition activity (4 retail stores were acquired in the current year as compared to 16 retail stores acquired in the prior year), (ii) a $4.2 million decline in other capital spending, exclusive of acquisitions, to $23.0 million from $27.2 million in the prior year. The current level of capital spending is principally attributable to (i) new store development and renovation (ii) expansion within certain manufacturing facilities, and (iii) technology improvements. The Company anticipates that cash from operations will be sufficient to fund future capital expenditures.

        Net cash used in financing activities totaled $161.0 million in fiscal 2004 as compared to $61.1 million in fiscal 2003 and $29.3 million in fiscal 2002. The current year-over-year increase of $99.9 million was the result of an increase of $116.8 million in dividends paid due, primarily, to a special, one-time cash dividend of $3 per common share, partially offset by (i) a decrease in payments related to the acquisition of treasury stock ($12.4 million), (ii) a decrease in cash utilized in the repayment of debt ($2.5 million), and (iii) an increase in net proceeds from the issuance of common stock ($2.3 million).

        On April 27, 2004, the Board of Directors of the Company declared (i) a special, one-time cash dividend of $3.00 per common share, payable on May 27, 2004 to shareholders of record as of May 10, 2004, and (ii) a regular quarterly cash dividend of $0.10 per common share, payable on July 26, 2004 to shareholders of record as of July 9, 2004. Additionally, on July 27, 2004, the Company declared a dividend of $0.15 per common share, payable on October 25, 2004 to shareholders of record as of October 11, 2004. The Company expects to continue to declare quarterly dividends for the foreseeable future.

        In June 2002, Standard & Poor’s (“S&P”) raised its corporate and senior unsecured credit ratings on Ethan Allen to “A-" from “BBB+". S&P cited the Company’s solid business position and operating performance, both stemming from a well-known brand name, the effectiveness of its distribution through the Ethan Allen retail store network, a strong product portfolio, efficient manufacturing and low-cost position, as the primary factors considered in arriving at the rating change.

        In addition to using available cash to fund changes in working capital, necessary capital expenditures, acquisition activity, the repayment of debt, and the payment of dividends, the Company has been authorized by its Board of Directors to repurchase its common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. The Company also retires shares of unvested restricted stock and, prior to June 30, 2002, repurchased shares of common stock from terminated or retiring employee’s accounts in the Ethan Allen Retirement Savings Plan. All of the Company’s common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity. During fiscal years 2004, 2003 and 2002, the Company repurchased and/or retired the following shares of its common stock:

	2004(1)	2003(2)	2002(2)
Common shares repurchased	1,004,445	1,457,000	1,059,226
Cost to repurchase common shares	$39,094,203	$43,503,500	$31,865,423
Average price per share	$38.92	$29.86	$30.08

(1)	The cost to repurchase shares in fiscal year 2004 reflects $745,735 in common stock repurchases with a June 2004 trade date and a July 2004 settlement date.
(2)	The cost to repurchase shares in fiscal years 2003 and 2002 reflects $7,197,165 in common stock repurchases with a June 2002 trade date and a July 2002 settlement date.

        For each of the fiscal years presented above, the Company funded its purchases of treasury stock with existing cash on hand and cash generated through current period operations. On April 27, 2004, the Board of Directors increased the remaining authorization of 904,755 shares to 2.5 million shares. As of June 30, 2004, the Company had a remaining Board authorization to purchase 1.9 million shares.

        Subsequent to June 30, 2004 and through September 8, 2004, the Company repurchased, in thirteen separate open market transactions, an additional 462,000 shares of its common stock at a total cost of $16.0 million, representing an average price per share of $34.72.

        As of June 30, 2004, aggregate scheduled maturities of long-term debt, including capital lease obligations, for each of the next five fiscal years are $4.7 million, $0.2 million, $0.1 million, $0.1 million and $0.1 million, respectively. The Company believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements. As of June 30, 2004, the Company had working capital of $158.9 million and a current ratio of 2.16 to 1.

        The following table summarizes the timing of cash payments related to the Company’s outstanding contractual obligations (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations	$9,153	$4,662	$259	$81	$4,151
Capital lease obligations	68	50	18	-	-
Operating lease obligations	163,152	28,351	46,443	34,948	53,410
Letters of credit	20,120	20,120	-	-	-
Purchase obligations (1)	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-

Total contractual obligations	$192,493	$53,183	$46,720	$35,029	$57,561

(1)	For purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. While the Company is not a party to any significant long-term supply contracts or purchase commitments, the Company does, in the normal course of business, regularly initiate purchase orders for the procurement of (i) selected finished goods sourced from third-party vendors, (ii) lumber, fabric, leather and other raw materials used in production, and (iii) certain outsourced services. All purchase orders are based on current needs and are fulfilled by suppliers within short time periods. At any point in time, the Company’s open purchase orders with respect to such goods and services totals approximately $50 million.

        Further discussion of the Company’s contractual obligations associated with outstanding debt and lease arrangements can be found in Note 7 and Note 8, respectively, to the Consolidated Financial Statements included under Item 8 of this Annual Report.

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

        The Company, or its consolidated subsidiaries, may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on the underlying relationship of the benefiting party to the Company and the business purpose for which the guarantee or obligation is being provided. Details of those arrangements for which the Company, or any of its consolidated subsidiaries, act as guarantor or obligor are provided below.

Retailer-Related Guarantees

        As part of the Company’s expansion strategy for the Ethan Allen retail store network, selected independent retailers are provided, on rare occasion, with financial guarantees relating to leases in connection with certain store locations. As of June 30, 2004, one such guarantee exists. This guarantee, which has been provided by Ethan Allen Inc. on behalf of an independent retailer, has a remaining term of three months, which generally represents the remaining contractual term of the underlying lease agreement (subject to certain term limitations). The Company is obligated to act under such guarantee in the event of default by the respective retailer (lessee). The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this guarantee is limited to the amount of the remaining contractual lease payments (subject to certain term limitations) and, as such, is not an estimate of future cash flows. As of June 30, 2004, the amount of remaining contractual lease payments guaranteed by the Company was approximately $0.1 million. The Company maintains specific recourse rights related to this retailer arrangement which are intended to enable recovery of any amount paid under this guarantee. Management expects, based on the underlying creditworthiness of the guaranteed party, this guarantee will expire without requiring funding by the Company. Accordingly, as of June 30, 2004, the carrying amount of the liability related to such guarantee is zero.

        In addition, Ethan Allen Inc. has obligated itself, on behalf of one of its independent retailers, with respect to a $1.5 million credit facility (the “Credit Facility”) comprised of a $1.1 million revolving line of credit and a $0.4 million term loan. This obligation requires the Company, in the event of the retailer’s default under the Credit Facility, to repurchase the retailer’s inventory, applying such purchase price to the retailer’s outstanding indebtedness under the Credit Facility. The Company’s obligation remains in effect for the life of the term loan which expires in April 2008. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this obligation is limited to the amount outstanding under the Credit Facility at the time of default (subject to pre-determined lending limits based on the value of the underlying inventory) and, as such, is not an estimate of future cash flows. No specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this obligation, except to the extent that the Company maintains the right to take title to the repurchased inventory. Management anticipates that the repurchased inventory could subsequently be sold through the Company’s retail store network. As of June 30, 2004, the total amount outstanding under the Credit Facility totaled approximately $0.9 million, of which $0.6 million was outstanding under the revolving credit line. Management expects, based on the underlying creditworthiness of the respective retailer, this obligation will expire without requiring funding by the Company. However, in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, a liability has been established to reflect the Company’s non-contingent obligation under this arrangement as a result of modifications made to the Credit Facility subsequent to January 1, 2003. As of June 30, 2004, the carrying amount of such liability is less than $50,000.

Indemnification Agreement

        In connection with the Company’s joint venture arrangement with United Kingdom-based MFI Furniture Group Plc, Ethan Allen Inc. has entered into a tax cross-indemnification agreement with the joint venture partner. The indemnification agreement stipulates that both parties agree to pay 50% of the amount of any tax liability arising as a result of (i) an adverse tax judgment or (ii) the imposition of additional taxes against either partner, and attributable to the operations of the joint venture. The indemnification agreement is effective until such time that the joint venture is terminated. At the present time, management anticipates that the joint venture will continue to operate for the foreseeable future.

        The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this indemnification agreement is indeterminable as no such tax liability currently exists. Further, the nature, extent and magnitude of any such tax liability arising in the future as a result of an adverse tax judgment or change in applicable tax law cannot be estimated with any reasonable certainty. It should be further noted that no recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this indemnification agreement. Management expects, based on its current understanding of the applicable tax laws and the existing legal structure of the joint venture, subject to future changes in applicable laws and regulations, this cross-indemnity agreement will expire without requiring funding by the Company. Accordingly, as of June 30, 2004, the carrying amount of the liability related to this indemnification agreement is zero.

Product Warranties

        The Company’s products, including its case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to five years and are provided based on terms that are generally accepted in the industry. All of the Company’s independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. The Company records provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and makes periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of the Company’s historical experience. The

Company provides for such warranty issues as they become known and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company’s historical experience. As of June 30, 2004, the Company’s recorded product warranty liability totaled $1.4 million.

Impact of Inflation

        The Company does not believe that inflation has had a material impact on its profitability during the last three fiscal years. In the past, the Company has generally been able to increase prices or seek lower cost alternatives in order to offset increases in operating costs and effectively manage its working capital.

Income Taxes

        At June 30, 2004, the Company has, for federal income tax purposes, approximately $5.0 million of net operating loss carryforwards (“NOLs”). The recapitalization of the Company in 1993 triggered an “ownership change”, as defined in Section 382 of the Internal Revenue Code (the “Code”), resulting in an annual usage limitation on approximately $3.1 million of these NOLs, all of which expire in 2008. The Company’s utilization of the remaining NOLs, which total approximately $1.9 million and expire in 2022, is limited, pursuant to Section 381(c) of the Code, based upon the separate earnings and/or eventual liquidation of the wholly-owned subsidiary to which the NOLs relate.

Business Outlook

        We believe the business outlook for our industry continues to show signs of improvement. Encouraging signs noted during much of the past year seemed to indicate that improved levels of consumer confidence and a strengthening of the economy were, for the most part, sustainable. The U.S. economy appears to be benefiting from positive employment trends and an interest rate environment which, despite recent actions taken by the Federal Reserve Board (the “Board”), continues to be favorable. While the Board recently took steps to increase short-term interest rates for the first time in four years (25 basis points effective June 30, 2004 and 25 basis points effective August 10, 2004), their comments suggest a “measured” approach toward future interest rate increases with the objective of returning rates to a level appropriate to maintain a healthy economy. We believe that the modest increases initiated by the Board will have little negative effect on the increased levels of refinancing activity and housing purchases noted during this recent period of historically low interest rates.

        These combined factors seem to have had a positive effect on consumer spending habits which is reflected in the Company’s incoming order trends noted during the past year. If these apparent signs of economic recovery continue and prove to be sustainable, we believe the longer-term outlook is promising as well. As the economy strengthens, however, it is also possible that costs associated with production (including raw materials and labor), distribution (including freight and fuel charges), and retail operations (including compensation, delivery and warehousing, occupancy and advertising expenses) may increase. Similarly, continued increases in interest rates could serve to adversely impact the level of discretionary spending on the part of consumers. We cannot reasonably predict when, or to what extent, such events may occur or what effect, if any, such events may have on the Company’s consolidated financial condition or results of operations.

        We continue to believe that there is considerable interest on the part of consumers to invest in their homes. We also believe that this interest has, until recently, been restrained by such factors as high unemployment, sluggish consumer confidence levels and the fact that many home buyers stretched themselves financially to purchase as much house as possible in the recent low rate environment. As the economy improves and this interest in home decorating continues to emerge, as we anticipate it will, we believe we will be well positioned to take advantage of the long-awaited increase in demand as a result of (i) our established brand, (ii) our comprehensive complement of home decorating solutions, and (iii) our vertically-integrated business model.

        Further discussion of the specific issues facing the home furnishings industry can be found in Part I, Item I – Competition of this Annual Report on Form 10-K.

Recent Accounting Pronouncements

         In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities. FIN 46(R) revises certain elements of FIN 46, previously issued in January 2003, and clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Adoption of the Interpretation, which was effective for financial statements issued after December 31, 2003, did not have a material impact on the Company’s consolidated financial statements.

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

        The Company has one debt instrument outstanding with a variable interest rate. This debt instrument has a principal balance of $4.6 million and matures in October 2004. Based on the principal balance outstanding during the period, a one-percentage point increase in the variable interest rate would not have had a material impact on the Company’s consolidated results of operations.

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

Item 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements and Supplementary Data are listed under Part IV, Item 15, of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ethan Allen Interiors Inc.:

We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and Subsidiaries (the “Company”) as of June 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the index under Item 15. The consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethan Allen Interiors Inc. and Subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Stamford, Connecticut
July 29, 2004

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2004 and 2003
(In thousands, except share data)

	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$27,528	$81,856
Accounts receivable, less allowance for doubtful accounts of $2,194 at June 30, 2004 and $1,490 June 30, 2003	26,967	26,439
Inventories (note 4)	186,895	198,212
Prepaid expenses and other current assets	28,166	30,779
Deferred income taxes (note 12)	26,026	22,976

Total current assets	295,582	360,262
Property, plant and equipment, net (note 5)	277,021	289,423
Intangible assets, net (notes 3 and 6)	80,038	78,939
Other assets	1,790	2,944

Total assets	$654,431	$731,568

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt and capital lease obligations (notes 7 and 8)	$4,712	$996
Customer deposits	56,026	55,939
Accounts payable	22,222	25,375
Accrued compensation and benefits	27,950	29,308
Accrued expenses and other current liabilities	25,779	22,808

Total current liabilities	136,689	134,426
Long-term debt (note 7)	4,509	9,222
Other long-term liabilities	1,205	2,682
Deferred income taxes (note 12)	51,248	47,539

Total liabilities	193,651	193,869
Shareholders’ equity (notes 9, 10 and 11):
Class A common stock, par value $.01, 150,000,000 shares authorized, 45,812,032 shares issued at June 30, 2004 and 45,449,086 shares issued at June 30, 2003	458	454
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at June 30, 2004 and June 30, 2003	-	-
Preferred stock, par value $.01, 1,055,000 shares authorized, no shares issued and outstanding at June 30, 2004 and 2003	-	-
Additional paid-in capital	289,707	281,140

	290,165	281,594
Less:
Treasury stock (at cost), 9,255,955 shares at June 30, 2004 and 8,251,510 shares at June 30, 2003	(244,026)	(204,931)
Retained earnings	414,041	460,456
Accumulated other comprehensive income	600	580

Total shareholders' equity	460,780	537,699

Total liabilities and shareholders' equity	$654,431	$731,568

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended June 30, 2004, 2003 and 2002
(In thousands, except per share data)

	2004	2003	2002
Net sales	$955,107	$907,264	$892,288
Cost of sales	494,027	457,880	470,975

Gross profit	461,080	449,384	421,313
Operating expenses:
Selling	176,841	178,608	163,122
General and administrative	143,914	136,970	123,168
Restructuring and impairment charge (note 2)	12,520	13,131	5,123

Total operating expenses	333,275	328,709	291,413

Operating income	127,805	120,675	129,900

Interest and other miscellaneous
income, net	3,332	1,162	2,984

Interest and other related financing
costs	641	645	640

Income before income taxes	130,496	121,192	132,244

Income tax expense (note 12)	50,156	45,811	49,988

Net income	$80,340	$75,381	$82,256

Per share data (notes 9, 10 and 17):

Net income per basic share	$2.16	$2.00	$2.12

Basic weighted average common shares	37,179	37,607	38,828

Net income per diluted share	$2.10	$1.95	$2.06

Diluted weighted average common shares	38,295	38,569	39,942

Dividends declared per common share	$3.40	$0.25	$0.18

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002
Operating activities:
Net income	$80,340	$75,381	$82,256
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	21,277	21,296	19,314
Restructuring and impairment charge	8,007	8,792	3,600
Compensation expense (benefit) related to restricted stock award	254	(335)	140
Provision (benefit) for deferred income taxes	659	4,750	189
(Gain) loss on disposal of property, plant and equipment	(1,452)	(1)	(1,124)
Other	6	(57)	21
Change in operating assets and liabilities, net of the effects of acquired and divested businesses:
Accounts receivable	(1,156)	5,891	(2,390)
Inventories	13,168	(13,970)	16,641
Prepaid and other current assets	4,782	(7,771)	(481)
Other assets	1,431	238	2,246
Customer deposits	(1,120)	8,066	7,176
Income taxes and accounts payable	(149)	(6,130)	(4,074)
Accrued expenses	963	3,874	2,455
Other liabilities	(1,477)	90	(646)

Net cash provided by operating activities	125,533	100,114	125,323

Investing activities:
Proceeds from the disposal of property, plant and equipment	5,796	5,040	4,873
Capital expenditures	(23,035)	(27,207)	(31,078)
Acquisitions	(1,442)	(11,332)	(42,403)
Other	(267)	262	143

Net cash used in investing activities	(18,948)	(33,237)	(68,465)

Financing activities:
Payments on long-term debt and capital leases	(1,027)	(3,528)	(166)
Payments to acquire treasury stock	(38,348)	(50,700)	(24,668)
Net proceeds from issuance of common stock	4,547	2,219	1,753
Increase in deferred financing costs	(349)	-	-
Dividends paid	(125,783)	(9,066)	(6,201)

Net cash used in financing activities	(160,960)	(61,075)	(29,282)

Effect of exchange rate changes on cash	47	366	-
Net (decrease) increase in cash and cash equivalents	(54,328)	6,168	27,576
Cash and cash equivalents - beginning of year	81,856	75,688	48,112

Cash and cash equivalents - end of year	$27,528	$81,856	$75,688

Supplemental cash flow information:
Net income taxes (received) paid	$41,193	$44,596	$44,815
Interest paid	510	508	522

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
For the Years Ended June 30, 2004, 2003 and 2002
(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at June 30, 2001	$451	$274,645	$(129,562)	$-	$319,249	$464,783
Issuance of 114,834 shares of common stock upon the exercise of stock options and restricted stock award compensation (notes 9 and 11)	2	1,891	-	-	-	1,893
Purchase of 1,059,226 shares of treasury stock (note 9)	-	-	(31,866)	-	-	(31,866)
Tax benefit associated with exercise of employee stock options	-	1,021	-	-	-	1,021
Dividends declared on common stock	-	-	-	-	(7,035)	(7,035)
Charge for early vesting of stock options	-	137	-	-	-	137
Net income	-	-	-	-	82,256	82,256

Balance at June 30, 2002	453	277,694	(161,428)	-	394,470	511,189
Issuance of 196,206 shares of common stock upon the exercise of stock options and restricted stock award compensation (notes 9 and 11)	1	1,883	-	-	-	1,884
Purchase of 1,457,000 shares of treasury stock (note 9)	-	-	(43,503)	-	-	(43,503)
Tax benefit associated with exercise of employee stock options	-	1,536	-	-	-	1,536
Dividends declared on common stock	-	-	-	-	(9,395)	(9,395)
Charge for early vesting of stock options	-	27	-	-	-	27
Other comprehensive income	-	-	-	580	-	580
Net income	-	-	-	-	75,381	75,381

Total comprehensive income						75,961

Balance at June 30, 2003	454	$281,140	$(204,931)	$580	$460,456	$537,699
Issuance of 362,946 shares of common stock upon the exercise of stock options and restricted stock award compensation (notes 9 and 11)	4	4,797	-	-	-	4,801
Purchase of 1,044,445 shares of treasury stock (note 9)	-	-	(39,095)	-	-	(39,095)
Tax benefit associated with exercise of employee stock options	-	3,750	-	-	-	3,750
Dividends declared on common stock	-	-	-	-	(126,755)	(126,755)
Charge for early vesting of stock options	-	20	-	-	-	20
Other comprehensive income	-	-	-	20	-	20
Net income	-	-	-	-	80,340	80,340

Total comprehensive income						80,360

Balance at June 30, 2004	$458	$289,707	$(244,026)	$600	$414,041	$460,780

      See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2004, 2003 and 2002
(In thousands, except share data)

(1)       Summary of Significant Accounting Policies

Basis of Presentation

Ethan Allen Interiors Inc. (the “Company”) is a Delaware corporation incorporated on May 25, 1989. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary Ethan Allen Inc. (“Ethan Allen”), and Ethan Allen’s subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. All of Ethan Allen’s capital stock is owned by the Company. The Company has no assets or operating results other than those associated with its investment in Ethan Allen.

Nature of Operations

The Company, through its wholly-owned subsidiary, is a leading manufacturer and retailer of quality home furnishings and accessories, selling a full range of products through an exclusive network of 311 retail stores, of which 127 are Ethan Allen-owned and operated and 184 are independently-owned and operated. Nearly all of the Company’s retail stores are located in the United States, with the remaining stores located in Canada. The majority of the independently-owned stores are also located in the United States, with the remaining stores located throughout Asia, the Middle East, Canada, Mexico, Europe, Africa and the West Indies. Ethan Allen has 12 manufacturing facilities, including 2 sawmill operations, located throughout the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts and disclosures reported in those financial statements and the related accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements in order to conform to the current year’s presentation. These changes were made for disclosure purposes only and did not have any impact on previously reported results of operations or shareholders’ equity.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets on a straight-line basis. Estimated useful lives of the respective assets typically range from twenty to forty years for buildings and improvements and from three to twenty years for machinery and equipment. Leasehold improvements are amortized based on the underlying lease term, or the asset’s estimated useful life, whichever is shorter.

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

Intangible Assets

The Company’s intangible assets are comprised, primarily, of goodwill, which represents the excess of cost over the fair value of net assets acquired, product technology, and trademarks. On July 1, 2001, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. In re-assessing the useful lives of its goodwill and other intangible assets upon adoption of the standard, the Company determined these assets to have indefinite useful lives. Accordingly, amortization of these assets ceased on that date. Prior to July 1, 2001, these assets were amortized on a straight-line basis over forty years.

Statement 142 requires that the Company annually perform an impairment analysis to assess the recoverability of the recorded balance of goodwill and other intangible assets. The Company conducts its required annual impairment test during the fourth quarter of each fiscal year. The provisions of the Statement indicate that the impairment test should be conducted more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit (as defined) below its carrying value. In addition, the Company performed an initial impairment analysis upon adoption of the standard. No impairment losses have been recorded on the Company’s intangible assets as a result of the adoption of Statement 142.

Financial Instruments

The carrying value of the Company’s financial instruments approximates fair value.

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

Revenue Recognition

Revenue is recognized when all of the following have occurred: persuasive evidence of a sales arrangement exists (e.g. a wholesale purchase order or retail sales invoice); the sales arrangement specifies a fixed or determinable sales price; product is shipped or services are provided to the customer; and collectibility is reasonably assured. This generally occurs upon the shipment of goods to independent retailers or, in the case of Ethan Allen-owned retail stores, upon delivery to the customer.

Shipping and Handling Costs

Ethan Allen’s policy is to sell its products at the same delivered cost to all retailers nationwide, regardless of their shipping point. Costs incurred to deliver finished goods to the consumer are expensed and recorded in selling, general and administrative expenses. Shipping and handling costs were $71.6 million, $67.6 million, and $60.4 million for fiscal years 2004, 2003, and 2002, respectively.

Advertising Costs

Advertising costs are expensed when first aired or distributed. Advertising costs for the fiscal years 2004, 2003 and 2002, were $30.5 million, $42.8 million, and $44.2 million, respectively. Prepaid advertising costs at June 30, 2004 and 2003 were $7.2 million and $5.4 million, respectively.

Earnings Per Share

The Company computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that the weighted average outstanding shares are adjusted to include the effects of converting all potentially dilutive stock options and awards issued under the Company’s employee stock plans (see Note 11).

Stock Compensation

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 by requiring more prominent pro-forma disclosures in both the annual and interim financial statements. The following table, which addresses the disclosure requirements of SFAS No. 148, illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in each period.

The Company employs the Black-Scholes option-pricing model for purposes of estimating the fair value of stock options granted. See Note 11 for a further discussion of SFAS No. 123.

	Fiscal Year Ended June 30,
	2004	2003	2002
Net income as reported	$80,340	$75,381	$82,256
Add: Stock-based employee compensation expense (benefit) included in reported net income, net of related tax effects	156	(208)	87
Deduct: Stock-based employee compensation expense determined under the fair-value based method for all awards granted since July 1, 1995, net of related tax effects	(4,898)	(2,608)	(1,640)

Pro forma net income	$75,599	$72,565	$80,703

Earnings per share:
Basic - as reported	$2.16	$2.00	$2.12
Basic - pro forma	$2.03	$1.93	$2.08
Diluted - as reported	$2.10	$1.95	$2.06
Diluted - pro forma	$1.99	$1.90	$2.02

Foreign Currency Translation

The functional currency of each Company-owned foreign retail location is the respective local currency. Assets and liabilities are translated into United States dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred. Resulting translation adjustments are reported as a component of accumulated other comprehensive income within shareholders’ equity.

Derivative Instruments

The Company adopted SFAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 138, which later amended Statement 133, in fiscal year 2001. Upon review of its current contracts, the Company has determined that it has no derivative instruments as defined under these standards.

New Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities. FIN 46(R) revises certain elements of FIN 46, previously issued in January 2003, and clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Adoption of the Interpretation, which was effective for financial statements issued after December 31, 2003, did not have a material impact on the Company’s consolidated financial statements.

(2)       Restructuring and Impairment Charge

In recent years, the Company has developed, announced and executed plans to consolidate its manufacturing operations as part of an overall strategy to maximize production efficiencies and maintain its competitive advantage.

In the fourth quarter of fiscal 2004, the Company announced a plan to close and consolidate two of its manufacturing facilities. The plants, both involved in the production of wood case goods furniture, were located in Boonville, New York and Bridgewater, Virginia. The plant closures resulted in a headcount reduction totaling approximately 460 employees; 270 employees effective June 25, 2004, and 190 employees throughout the first quarter of fiscal 2005. A pre-tax restructuring and impairment charge of $12.8 million was recorded for costs associated with these plant closings, of which $4.5 million was related to employee severance and benefits and other plant exit costs, and $8.3 million was related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities.

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

As of June 30, 2004, restructuring reserves totaling $0.8 million were included in the Consolidated Balance Sheet as an accrued expense within current liabilities. In addition, total impairment charges of $20.3 million ($8.3 million, $8.9 million, and $3.1 million in 2004, 2003 and 2002 respectively) were recorded to reduce certain property, plant and equipment to net realizable value.

Activity in the Company’s remaining restructuring reserves is summarized as follows (in thousands):

Fiscal 2004 Restructuring
	Original Charges	Cash Payments	Non-cash Utilized	Total
Employee severance and
other related payroll
and benefit costs	$4,393	$(3,623)	$-	$770
Plant exit costs and other	120	(120)	-	-
Long-lived asset impairment	8,271	-	(8,271)	-

Balance as of June 30, 2004	$12,784	$(3,743)	$(8,271)	$770

(3)       Business Acquisitions

During fiscal 2004, the Company acquired four Ethan Allen retail stores from an independent retailer for total consideration of approximately $2.1 million. As a result of these acquisitions, the Company (i) recorded additional inventory of $1.9 million and other assets of $0.5 million, and (ii) assumed customer deposits of $1.2 million and other liabilities of $0.1 million. Goodwill associated with these acquisitions totaled $1.0 million and represents the premium paid to the seller related to the acquired book of business (i.e. market presence) and other fair value adjustments to the assets acquired and liabilities assumed.

In addition, the Company acquired, in a transaction accounted for as a purchase business combination, the 25% minority interest in a joint venture previously established in 1998 between the Company and an independent retailer, the purpose of which was to own and operate four stores in the Dallas market. Subsequent to the Company's acquisition of the minority interest, the assets of one store were sold to the joint venture partner. While the operations of these stores have been reflected in the Company’s consolidated financial statements since inception of the joint venture as a result of the Company’s 75% majority ownership, the stores have not been previously included in the Company’s store count due to the fact that the stores were independently managed. Goodwill associated with the acquisition of the minority interest totaled less than $0.1 million.

Further discussion of the Company’s intangible assets can be found in Note 6.

A summary of the Company’s allocation of purchase price in each of the last three fiscal years is provided below (in thousands):

	Fiscal Year Ended June 30,
	2004	2003	2002
Nature of acquisition	4 stores	16 stores	20 stores
Total consideration	$2,070	$11,952	$45,045
Assets acquired and liabilities assumed:
Inventory	1,851	10,095	15,381
PP&E and other assets	530	5,109	22,616
Customer deposits	(1,207)	(4,907)	(7,927)
Third-party debt	-	(4,300)	-
A/P and other liabilities	(121)	(2,938)	(447)

Goodwill	$1,017	$8,893	$15,422

(4)       Inventories

Inventories at June 30 are summarized as follows (in thousands):

	2004	2003
Finished goods	$148,240	$147,704
Work in process	10,840	15,333
Raw materials	27,815	35,175

	$186,895	$198,212

Inventories are presented net of a related valuation allowance of $3.2 million and $4.7 million at June 30, 2004 and 2003, respectively.

(5)       Property, Plant and Equipment

Property, plant and equipment at June 30 are summarized as follows (in thousands):

	2004	2003
Land and improvements	$52,863	$53,058
Buildings and improvements	235,843	236,313
Machinery and equipment	137,996	150,251

	426,702	439,622
Less: accumulated depreciation and amortization	(149,681)	(150,199)

	$277,021	$289,423

(6)       Intangible Assets

On July 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As of June 30, 2004, the Company had goodwill, including product technology, of $60.3 million and other identifiable intangible assets of $19.7 million. Comparable balances as of June 30, 2003 were $59.2 million and $19.7 million, respectively.

Goodwill in the wholesale and retail segments was $27.5 million and $32.8 million, respectively, at June 30, 2004 and $27.5 million and $31.7 million, respectively, at June 30, 2003.

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

(7)       Borrowings

Total debt obligations at June 30 consist of the following (in thousands):

	2004	2003
Industrial revenue bonds	$8,455	$8,455
Other debt and capital lease obligations	766	1,763

Total debt	9,221	10,218
Less: current maturities and short-
term capital lease obligations	4,712	996

Long-term debt	$4,509	$9,222

In August 1999, the Company entered into a five-year, $125.0 million unsecured revolving credit facility (the “Credit Agreement”) with J.P. Morgan Chase & Co. as administrative agent and Fleet Bank, N.A. and Wachovia Bank, N.A. as co-documentation agents. The Credit Agreement included sub-facilities for trade and standby letters of credit of $25.0 million and swingline loans of $3.0 million. Interest was charged on revolving loans under the Credit Agreement based on J.P. Morgan Chase & Co.‘s Alternate Base Rate (as defined), or adjusted LIBOR plus 0.625%, and was subject to adjustment arising from changes in the credit rating of Ethan Allen’s senior unsecured debt. The Credit Agreement provided for the payment of a commitment fee equal to 0.15% per annum on the average daily, unused amount of the revolving credit commitment. The Company was also required to pay a fee equal to 0.75% per annum on the average daily letters of credit outstanding.

In June 2004, the Company modified and renewed the Credit Agreement, entering into a new five-year, $100.0 million unsecured revolving credit facility (the “New Credit Agreement”), with J.P. Morgan Chase Bank as administrative agent, Bank of America, N.A. as syndication agent, and SunTrust Bank and Wachovia Bank, N.A. as co-documentation agents. The New Credit Agreement includes an accordion feature, providing an additional $50.0 million of liquidity if needed, as well as sub-facilities for trade and standby letters of credit of $50.0 million and swingline loans of $3.0 million. Revolving loans under the New Credit Agreement bear interest at J.P. Morgan Chase Bank’s Alternate Base Rate (as defined), or adjusted LIBOR plus either (i) 0.50% (on a first-drawn basis for borrowings up to 50% of the facility), or (ii) 0.625% (on a fully-drawn basis for borrowings in excess of 50% of the facility), and is subject to adjustment arising from changes in the credit rating of Ethan Allen’s senior unsecured debt. The New Credit Agreement provides for the payment of a commitment fee equal to 0.125% per annum on the average daily, unused amount of the revolving credit commitment. The Company is also required to pay a fee equal to 0.625% per annum on the average daily letters of credit outstanding.

The New Credit Agreement has a maturity date of June 2009 and there are no minimum repayments required during the term of the facility. The revolving loans may be borrowed, repaid and re-borrowed over the term of the facility until final maturity.

The Company had no revolving loans outstanding under the New Credit Agreement as of June 30, 2004, and trade and standby letters of credit outstanding under the facility at that date totaled $20.1 million. Remaining available borrowing capacity under the New Credit Agreement was $79.9 million at June 30, 2004. For fiscal years ended June 30, 2004, 2003 and 2002 the weighted-average interest rates applicable under the Company’s revolving credit facility were 4.19%, 4.49% and 4.45%, respectively.

The New Credit Agreement also contains various covenants which limit the ability of the Company and its subsidiaries to: incur debt; engage in mergers and consolidations; make restricted payments; sell certain assets; make investments; and issue stock. The Company is also required to meet certain financial covenants including fixed charge coverage and leverage ratios. As of June 30, 2004, the Company had satisfactorily complied with all such covenants.

The majority of the Company’s debt is related to industrial revenue bonds which were issued to finance (i) the construction of its Maiden, North Carolina manufacturing facility, and (ii) capital improvements at the Inn at Ethan Allen, which is adjacent to the Company’s corporate headquarters in Danbury, Connecticut. The bonds related to the Maiden, North Carolina facility bear interest at a floating rate and have a remaining maturity of 3 months. The rate on these bonds did not exceed 1.5% during 2004. The bonds related to the Inn at Ethan Allen bear interest at a fixed rate of 7.5% and have a remaining maturity of 7 years.

The Company has loan commitments in the aggregate amount of approximately $0.7 million related to the modernization of its Beecher Falls, Vermont manufacturing facility. Loans made pursuant to these commitments bear interest at fixed rates ranging from 3.0% to 5.5% and have remaining maturities of 2 to 23 years. The loans have a first and second lien in respect of equipment financed by such loans and a first and second mortgage interest in respect of the building, the construction of which was financed by such loans.

The Company assumed $4.3 million in third-party debt in connection with its acquisition of 16 retail stores during fiscal 2003. This debt was in the form of a line of credit, a mortgage on an existing retail store location and, to a lesser extent, obligations under certain capital leases. As of June 30, 2004, $4.2 million of this amount had been repaid. The remaining outstanding balance relates to the aforementioned capital lease obligations.

Aggregate scheduled maturities of long-term debt for each of the five fiscal years subsequent to June 30, 2004, and thereafter are as follows (in thousands):

Fiscal Year Ended June 30:

2005	$4,712
2006	239
2007	38
2008	40
2009	41
Subsequent to 2009	4,151

Total debt payments	$9,221

(8)       Leases

Ethan Allen leases real property and equipment under various operating lease agreements expiring through 2029. Leases covering retail store locations and equipment may require, in addition to stated minimums, contingent rentals based on retail sales and equipment usage. Generally, the leases provide for renewal for various periods at stipulated rates.

Future minimum payments by year, and in the aggregate, under non-cancelable operating leases consisted of the following at June 30, 2004 (in thousands):

Fiscal Year Ended June 30:

2005	$28,351
2006	24,677
2007	21,766
2008	19,189
2009	15,759
Subsequent to 2009	53,410

Total minimum lease payments	$163,152

The above amounts will be offset in the aggregate by minimum future rentals from subleases of $16.0 million.

Total rent expense for each of the past three fiscal years ended June 30 was as follows (in thousands):

	2004	2003	2002
Basic rentals under operating leases	$28,503	$25,824	$21,890
Contingent rentals under operating leases	796	691	729

	29,299	26,515	22,619
Less: sublease rent	(2,891)	(2,251)	(3,307)

Total rent expense	$26,408	$24,264	$19,312

(9)       Shareholders’ Equity

The Company’s authorized capital stock consists of (a) 150,000,000 shares of Common Stock, par value $.01 per share, (b) 600,000 shares of Class B Common Stock, par value $.01 per share, and (c) 1,055,000 shares of Preferred Stock, par value $.01 per share, of which (i) 30,000 shares have been designated Series A Redeemable Convertible Preferred Stock, (ii) 30,000 shares have been designated Series B Redeemable Convertible Preferred Stock, (iii) 155,010 shares have been designated as Series C Junior Participating Preferred Stock, and (iv) the remaining 839,990 shares may be designated by the Board of Directors with such rights and preferences as they determine (all such preferred stock, collectively, the “Preferred Stock”). Shares of Class B Common Stock are convertible to shares of the Company’s Common Stock upon the occurrence of certain events or other specified conditions being met. As of June 30, 2004 and 2003, there were no shares of Preferred Stock or Class B Common Stock issued or outstanding.

On November 21, 2002, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 2,000,000 shares of its common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. On April 27, 2004, the Board of Directors increased the remaining authorization of 904,755 shares to 2,500,000 shares. The Company also retires shares of unvested restricted stock and, prior to June 30, 2002, repurchased shares of common stock from terminated or retiring employee’s accounts in the Ethan Allen Retirement Savings Plan. All of the Company’s common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’equity. During fiscal years 2004, 2003 and 2002, the Company repurchased and/or retired the following shares of its common stock:

	2004(1)	2003(2)	2002(2)
Common shares repurchased	1,004,445	1,457,000	1,059,226
Cost to repurchase common shares	$39,094,203	$43,503,500	$31,865,423
Average price per share	$38.92	$29.86	$30.08

(1)	The cost to repurchase shares in fiscal year 2004 reflects $745,735 in common stock repurchases with a June 2004 trade date and a July 2004 settlement date.
(2)	The cost to repurchase shares in fiscal years 2003 and 2002 reflects $7,197,165 in common stock repurchases with a June 2002 trade date and a July 2002 settlement date.

For each of the fiscal years presented above, the Company funded its purchases of treasury stock with existing cash on hand and cash generated through current period operations. As of June 30, 2004, the Company had a remaining Board authorization to purchase 1.9 million shares.

On May 20, 1996, the Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”) and declared a dividend of one Right for each share of the Company’s common stock outstanding as of July 10, 1996. Under the Rights Plan, each share of the Company’s common stock issued after July 10, 1996 is accompanied by one Right (or such other number of Rights as results from the adjustments for stock splits and other events described below). Each Right entitles its holder, under certain circumstances, to purchase one one-hundredth of a share of the Company’s Series C Junior Participating Preferred Stock at a purchase price of $125. The Rights may not be exercised until 10 days after a person or group acquires 15% or more of the Company’s common stock, or 15 days after the commencement or the announcement of the intent to commence a tender offer, which, if consummated, would result in acquisition by a person or group of 15% or more of the Company’s common stock. Until then, separate Rights certificates will not be issued and the Rights will not be traded separately from shares of the Company’s common stock.

If the Rights become exercisable, then, upon exercise of a Right, the Company’s stockholders (other than the acquirer) would have the right to receive, in lieu of the Company’s Series C Junior Participating Preferred Stock, a number of shares of the Company’s common stock (or a number of shares of the common stock of the acquirer, if the Company is acquired, or other assets under various circumstances) having a market value equal to two times the purchase price. Under the Rights Plan, as amended by the Board of Directors on July 27, 2004, the Rights will expire on May 31, 2011, unless redeemed prior to that date. The redemption price is $0.01 per Right. The Board of Directors may redeem the Rights at its option any time prior to the time when the Rights become exercisable.

The Rights Plan provides for adjustment to the number of Rights which accompanies each share of the Company’s common stock (whether then outstanding or thereafter issued) upon the occurrence of various events after July 10, 1996, including stock splits. The Company effected a 2-for-1 stock split on September 3, 1997 and a 3-for-2 stock split on May 24, 1999. Accordingly, at June 20, 2004, each share of the Company’s common stock was accompanied by one-third of one Right.

(10)     Earnings per Share

The following table sets forth the calculation of weighted average shares for the fiscal years ended June 30 (in thousands):

	2004	2003	2002
Weighted average common shares outstanding
for basic calculation	37,179	37,607	38,828
Effect of dilutive stock options and awards	1,116	962	1,114

Weighted average common shares outstanding, adjusted for diluted calculation	38,295	38,569	39,942

In 2004, 2003 and 2002, stock options to purchase 63,756, 71,781 and 67,825 shares, respectively, had exercise prices that exceeded the average market price for each corresponding period. These options have been excluded from the respective diluted earnings per share calculation as their impact is anti-dilutive.

(11)     Employee Stock Plans

The Company has 6,320,139 shares of Common Stock reserved for issuance pursuant to the following stock-based compensation plans:

1992 Stock Option Plan

The Plan provides for the grant of non-compensatory stock options to eligible employees and non-employee directors. Stock options granted under the Plan are non-qualified under Section 422 of the Internal Revenue code and allow for the purchase of shares of the Company’s Common Stock. The Plan also provides for the issuance of stock appreciation rights (“SARs”) on issued options, however, no SARs have been issued as of June 30, 2004. The awarding of such options is determined by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer. Options awarded are exercisable at the market value of the Company’s Common Stock at the date of grant and vest ratably over a four-year period for awards to employees and a two-year period for awards to independent directors.

Mr. Kathwari, the Company’s President and Chief Executive Officer, entered into a new employment agreement with the Company dated August 1, 2002 (the “2002 Employment Agreement”). This agreement was effective as of July 1, 2002 and served to supercede all terms and conditions set forth in his previous employment agreement dated July 1, 1997, which expired on June 30, 2002 (the “1997 Employment Agreement”). Pursuant to the terms of the 2002 Employment Agreement, Mr. Kathwari was awarded, on August 1, 2004 and August 1, 2003, options to purchase 400,000 and 600,000 shares, respectively, of the Company’s Common Stock. These options were issued at exercise prices of $35.53 and $31.02 per share, respectively, (the price of a share of the Company’s Common Stock on the New York Stock Exchange as of such dates). The fiscal 2004 grant vests ratably over a two-year period, while the

2003 grant vests ratably over a three-year period. In addition, Mr. Kathwari is also entitled to receive 200,000 options in fiscal 2005 which vest over a one-year period.

The maximum number of shares of Common Stock reserved for issuance under the 1992 Stock Option Plan is 5,490,597 shares.

In connection with the 1992 Stock Option Plan, the following two stock award plans have also been established:

Restricted Stock Award

In connection with the 2002 Employment Agreement, Mr. Kathwari is entitled to receive, as of July 1, 2002 and for each successive year through July 1, 2004, an annual award of 10,500 shares of restricted stock, with vesting based on the performance of the Company’s stock price during the three-year period subsequent to grant as compared to the Standard and Poor’s 500 index. As of June 30, 2004, Mr. Kathwari has not been deemed vested in any of these shares.

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

Stock option activity during fiscal years 2004, 2003 and 2002 was as follows:

	Number of Shares
	1992 Stock Option Plan	Incentive Options
Options Outstanding - June 30, 2001	3,295,275	8,000
Granted in 2002	94,625	-
Exercised in 2002	(106,846)	(8,000)
Canceled in 2002	(16,073)	-

Options Outstanding - June 30, 2002	3,266,981	-
Granted in 2003	694,800	-
Exercised in 2003	(187,896)	-
Canceled in 2003	(59,780)	-

Options Outstanding - June 30, 2003	3,714,105	-
Granted in 2004	474,200	-
Exercised in 2004	(349,844)	-
Canceled in 2004	(48,470)	-

Options Outstanding - June 30, 2004	3,789,991	-

The following table summarizes the stock awards outstanding and exercisable at June 30, 2004:

	Options Outstanding			Options Exercisable
		Weighted Average
Exercise Price Range	Number	Remaining Life (in years)	Exercise Price	Number	Weighted Average Exercise Price
$6.33 to 6.50	737,325	1.1	$6.33	737,325	$6.33
14.50 to 18.21	37,515	2.7	15.07	37,515	15.07
21.17 to 25.00	906,609	3.6	21.75	906,609	21.75
26.25 to 28.31	815,408	3.4	27.46	812,694	27.46
29.23 to 35.53	1,179,153	8.3	32.54	294,134	31.01
38.00 to 41.59	113,981	8.7	40.18	32,045	38.93

	3,789,991	4.7	$23.83	2,820,322	$20.44

As stated in Note 1, the Company employs the intrinsic value recognition and measurement provisions of APB No. 25 in accounting for stock-based compensation. However, in complying with the disclosure provisions of SFAS No. 123, the Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The per share weighted average fair value of stock options granted during fiscal years 2004, 2003 and 2002 was $17.45, $15.94, and $16.06, respectively.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions: weighted average risk-free interest rates of 4.19%, 4.26%, and 4.50% for fiscal years 2004, 2003 and 2002, respectively; dividend yields of 1.11%, 0.83%, and 0.48% for fiscal years 2004, 2003 and 2002, respectively; expected volatility factors of 43.1%, 44.3%, and 43.9% for fiscal years 2004, 2003 and 2002, respectively; and expected lives of 8.4 years, 8.5 years and 5.0 years for fiscal 2004, 2003, and 2002, respectively.

The table located in Note 1 illustrates the effect on net income and earnings per share as if the fair value recognition and measurement provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in each period.

(12)     Income Taxes

Total income taxes were allocated as follows for the fiscal years ended June 30 (in thousands):

	2004	2003	2002
Income from operations	$50,156	$45,811	$49,988
Shareholders' equity	(3,750)	(1,536)	(1,021)

Total	$46,406	$44,275	$48,967

The income taxes credited to shareholders’ equity relate to the tax benefit arising from the exercise of employee stock options.

Income tax expense (benefit) attributable to income from operations consists of the following for the fiscal years ended June 30 (in thousands):

	2004	2003	2002
Current:
Federal	$42,997	$35,909	$44,548
State	6,500	5,152	5,251

Total current	49,497	41,061	49,799

Deferred:
Federal	671	4,395	180
State	(12)	355	9

Total deferred	659	4,750	189

Income tax expense	$50,156	$45,811	$49,988

The following is a reconciliation of expected income tax expense (computed by applying the federal statutory income tax rate to income before taxes) to actual income tax expense (in thousands):

	2004		2003		2002
Expected income tax expense	$45,676	35.0%	$42,417	35.0%	$46,285	35.0%
State income taxes, net of federal income tax benefit	4,213	3.2%	3,211	2.6%	3,126	2.4%
Other, net	267	0.2%	183	0.2%	577	0.4%

Actual income tax expense	$50,156	38.4%	$45,811	37.8%	$49,988	37.8%

The significant components of the deferred tax expense (benefit) are as follows (in thousands):

	2004	2003	2002
Deferred tax expense (benefit)	$(690)	$3,294	$(1,268)
Utilization of net operating loss carryforwards	1,349	1,456	1,457

Total deferred tax expense (benefit)	$659	$4,750	$189

The tax effects of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows at June 30 (in thousands):

	2004	2003
Deferred tax assets:
Accounts receivable	$960	$733
Inventories	3,744	4,329
Employee compensation accruals	7,603	8,389
Restructuring accruals	9,057	6,627
Other accrued liabilities	3,015	2,898
Net operating loss carryforwards	1,744	2,620
Tax credit carryforwards	635	-

Total deferred tax asset	26,758	25,596

Deferred tax liabilities:
Property, plant and equipment	26,348	28,170
Intangible assets other than goodwill	14,525	13,366
Non-deductible temporary differences arising as a result of Section 481a changes in accounting methods	7,719	6,329
Other	3,388	2,294

Total deferred tax liability	51,980	50,159

Net deferred tax liability	$25,222	$24,563

The deferred income tax balances are classified in the Consolidated Balance Sheets as follows at June 30 (in thousands):

	2004	2003
Current assets	$26,026	$22,976
Non-current assets (1)	732	2,620
Non-current liabilities (1)	51,980	50,159

Total net deferred tax liability	$25,222	$24,563

(1)	Non-current assets and non-current liabilities have been presented net in the Consolidated Balance Sheets.

At June 30, 2004, the Company has, for federal income tax purposes, approximately $5.0 million of net operating loss carryforwards (“NOLs”). The recapitalization of the Company in 1993 triggered an “ownership change”, as defined in Section 382 of the Internal Revenue Code (the “Code”), resulting in an annual usage limitation on approximately $3.1 million of these NOLs, all of which expire in 2008. The Company’s utilization of the remaining NOLs, which total approximately $1.9 million and expire in 2022, is limited, pursuant to Section 381(c) of the Code, based upon the separate earnings and/or eventual liquidation of the wholly-owned subsidiary to which the NOLs relate.

Based on the Company’s historical and anticipated future pre-tax earnings, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

(13)     Employee Retirement Programs

The Ethan Allen Retirement Savings Plan

The Ethan Allen Retirement Savings Plan (the “Savings Plan”) is a defined contribution plan, which is offered to substantially all employees of the Company who have completed three consecutive months of service regardless of hours worked.

Ethan Allen may, at its discretion, make a matching contribution to the 401(k) portion of the Savings Plan on behalf of each participant, provided the contribution does not exceed the lesser of 50% of the participant’s contribution or $1,000 per participant per Savings Plan year. Total profit sharing and 401(k) Company match expense was $3.7 million in 2004, $3.9 million in 2003, and $5.1 million in 2002.

Other Retirement Plans and Benefits

Ethan Allen provides additional benefits to selected members of senior and middle management in the form of previously entered deferred compensation arrangements and a management cash bonus and other incentive program. The total cost of these benefits was $3.2 million, $3.3 million, and $4.2 million in 2004, 2003 and 2002, respectively.

(14)     Litigation

The Company and/or its subsidiaries has been named as a potentially responsible party (“PRP”) for the cleanup of four active sites currently listed or proposed for inclusion on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”).

As of June 30, 2004, the Company and/or its subsidiaries have received notices that they have been named as a potentially responsible party (“PRP”) with respect the remediation of four sites currently listed or proposed for inclusion on the NPL under CERCLA. The sites are located in Lyndonville, Vermont; Southington, Connecticut; High Point, North Carolina; and Atlanta, Georgia.

With respect to the Lyndonville, Vermont site, the Company believes it has resolved its liability by completing remedial construction activities. The Company continues to work with the EPA to resolve its remaining issues in order to obtain a certificate of construction completion. The Company does not anticipate incurring significant costs with respect to the Southington, Connecticut and High Point, North Carolina sites as it believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at those sites. Specifically, with respect to the Southington site, the Company’s volumetric share is less than 1% of over 51 million gallons disposed of at the site and there are more than 1,000 PRPs. With respect to the High Point site, the Company’s volumetric share is less than 1% of over 18 million gallons disposed of at the site and there are more than 2,000 PRPs, including 1,100 “de-minimis” parties (of which Ethan Allen is one). With respect to the Atlanta site, a former solvent recycling/reclamation facility, the Company’s volumetric share is currently under review, but it is believed to consist of less than 1% of over 20 million gallons disposed of at the site by more than 1,700 PRPs. In all three cases, the other PRPs consist of local, regional, national and multi-national companies.

Liability under CERCLA may be joint and several. As such, to the extent certain named PRPs are unable, or unwilling, to accept responsibility and pay their apportioned costs, the Company could be required to pay in excess of its pro rata share of incurred remediation costs. The Company’s understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of the Company’s estimated liability.As of June 30, 2004, the Company believes that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.

Additionally, the Company was previously notified by the State of New York that it may be named a PRP in a separate, unrelated matter with respect to a site located in Carroll, New York. However, the EPA has still not conducted its initial environmental study at this site so the extent of any adverse effect on the

Company’s financial condition, results of operations, or cash flows with respect to this matter cannot be reasonably estimated at this time.

Ethan Allen is subject to other federal, state and local environmental protection laws and regulations and is involved, from time to time, in investigations and proceedings regarding environmental matters. Such investigations and proceedings typically concern air emissions, water discharges, and/or management of solid and hazardous wastes. The Company believes that its facilities are in material compliance with all such applicable laws and regulations.

Regulations issued under the Clean Air Act Amendments of 1990 required the industry to reformulate certain furniture finishes or institute process changes to reduce emissions of volatile organic compounds. Compliance with many of these requirements has been facilitated through the introduction of high solids coating technology and alternative formulations. In addition, the Company has instituted a variety of technical and procedural controls, including reformulation of finishing materials to reduce toxicity, implementation of high velocity low pressure spray systems, development of storm water protection plans and controls, and further development of related inspection/audit teams, all of which have served to reduce emissions per unit of production. Ethan Allen remains committed to implementing new waste minimization programs and/or enhancing existing programs with the objective of (i) reducing the total volume of waste, (ii) limiting the liability associated with waste disposal, and (iii) continuously improving environmental and job safety programs on the shop floor which serve to minimize emissions and safety risks for employees. The Company will continue to evaluate the most appropriate, cost effective, control technologies for finishing operations and design production methods to reduce the use of hazardous materials in the manufacturing process.

(15)     Comprehensive Income

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

The Company’s other comprehensive income, which is attributable solely to foreign currency translation adjustments, was $0.6 million at both June 30, 2004 and 2003. This amount, as well as the Company’s accumulated other comprehensive income included in equity, are the result of changes in foreign currency exchange rates related to the operations of 7 Ethan Allen-owned retail stores located in Canada. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

(16)     Segment Information

The Company’s reportable segments represent strategic business areas which, although they operate separately, both offer the Company’s complete line of home furnishings through their own distinctive services. The Company’s operations are classified into two such segments: wholesale and retail.

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

A breakdown of wholesale sales by these product lines for each of the last three fiscal years is provided below:

	Fiscal Year Ended June 30,
	2004	2003	2002
Case Goods	52%	53%	56%
Upholstered Products	34	33	31
Home Accessories and Other	14	14	13

	100%	100%	100%

Revenue information by product line is not readily available within the retail segment as it is not practicable. However, because wholesale production and sales are matched, for the most part, to incoming orders, the Company believes that the allocation of retail sales would be similar to that of the wholesale segment.

The Company evaluates performance of the respective segments based upon revenues and operating income. Inter-segment eliminations result, primarily, from the wholesale sale of inventory to the retail segment, including the related profit margin. Inter-segment eliminations also include items not allocated to reportable segments.

The following table presents segment information for each of the fiscal years ended June 30, 2004, 2003, and 2002 (in thousands):

	2004	2003	2002
Net Sales:
Wholesale segment	$673,771	$660,986	$660,818
Retail segment	576,186	526,388	459,640
Elimination of inter-company sales	(294,850)	(280,110)	(228,170)

Consolidated Total	$955,107	$907,264	$892,288

Operating Income:
Wholesale segment (1)	$108,069	$109,373	$110,078
Retail segment	13,086	14,573	23,125
Eliminations (2)	6,650	(3,271)	(3,303)

Consolidated Total	$127,805	$120,675	$129,900

Capital Expenditures:
Wholesale segment	$6,801	$11,759	$13,601
Retail segment	16,234	15,448	17,477
Acquisitions (3)	1,442	11,332	42,403

Consolidated Total	$24,477	$38,539	$73,481

Total Assets:
Wholesale segment	$383,521	$465,017	$459,311
Retail segment	301,627	303,061	259,770
Inventory profit elimination (4)	(30,717)	(36,510)	(30,326)

Consolidated Total	$654,431	$731,568	$688,755

(1)	Operating income for the wholesale segment includes pre-tax restructuring and impairment charges of $12.5 million, $13.1 million and $5.1 million recorded in fiscal years 2004, 2003 and 2002, respectively.

(2)	The adjustment reflects the change in the elimination entry for profit in ending inventory.

(3)	Acquisitions include the purchase of 4 retail stores in 2004, 16 retail stores in 2003, and 20 retail stores in 2002.

(4)	Inventory profit elimination reflects the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when shipped to the retail customer.

There are 22 independent retail stores located outside the United States. Less than 2.0% of the Company’s net sales are derived from sales to these retail stores.

(17)     Selected Quarterly Financial Data (Unaudited)

Tabulated below are certain data for each quarter of the fiscal years ended June 30, 2004, 2003, and 2002 (in thousands, except per share data):

	Quarter Ended
	September 30	December 31	March 31	June 30
Fiscal 2004:
Net sales	$222,765	$241,150	$244,592	$246,600
Gross profit	108,443	116,279	119,273	117,085
Net income	18,939	24,398	23,358	13,645
Earnings per basic share	0.51	0.65	0.63	0.37
Earnings per diluted share	0.50	0.64	0.61	0.36
Dividend declared per common share	0.10	0.10	0.10	3.10	(1)
Fiscal 2003:
Net sales	$216,529	$229,713	$224,574	$236,448
Gross profit	106,715	115,804	111,950	114,915
Net income	20,082	23,086	11,672	20,541
Earnings per basic share	0.53	0.61	0.31	0.55
Earnings per diluted share	0.52	0.60	0.30	0.54
Dividend declared per common share	0.06	0.06	0.06	0.07
Fiscal 2002:
Net sales	$206,725	$222,857	$227,917	$234,789
Gross profit	93,969	103,380	108,436	115,528
Net income	16,731	21,195	22,969	21,361
Earnings per basic share	0.43	0.55	0.59	0.55
Earnings per diluted share	0.42	0.53	0.58	0.54
Dividend declared per common share	0.04	0.04	0.04	0.06

(1)	On April 27, 2004, the Company declared a special, one-time cash dividend of $3.00 per common share, payable on May 27, 2004 to shareholders of record as of May 10, 2004.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        No changes in, or disagreements with, accountants as a result of accounting or financial disclosure matters, occurred during fiscal years 2004, 2003 or 2002.

Item 9A.   Controls and Procedures

        Ethan Allen’s management, including the Chairman of the Board and Chief Executive Officer (“CEO”) and the Vice President-Finance (“VPF”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company (including its consolidated subsidiaries), which is required to be included in the Company’s periodic filings under the Exchange Act, has been made known to them in a timely manner.

        There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recent fiscal quarter (the Company’s fourth fiscal quarter in the case of this Annual Report) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

        None.

PART III

        Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 will appear in the Ethan Allen Interiors Inc. proxy statement for the Annual Meeting of Shareholders scheduled to be held on November 16, 2004 (the “Proxy Statement”). The Proxy Statement, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in this Annual Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934). In addition, the information set forth below is provided as required by Item 10 and the listing standards of the New York Stock Exchange (“NYSE”).

Item 10.   Directors and Executive Officers of the Registrant

Code of Ethics

        The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company’s code of ethics can be accessed via its website at www.ethanallen.com/governance.

        The Company intends to disclose any amendment of its Code of Ethics, or waiver of provision thereof, applicable to the Company’s principal executive officer and/or principal financial officer, or persons performing similar functions, on its website within 4 days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted, and the date of the waiver will also be disclosed.

        Information contained on, or connected to, the Company’s website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that the Company files with, or furnishes to, the SEC.

Audit Committee Financial Expert

        The Company’s Board of Directors has determined that the Company has three “audit committee financial experts”, as defined under Item 401 of Regulation S-K of the Securities Exchange Act of 1934, currently serving on its Audit Committee. Those members of the Company’s Audit Committee who are deemed to be audit committee financial experts are as follows:

        Clinton A. Clark
        Horace G. McDonell
        Richard A. Sandberg

        All persons identified as audit committee financial experts are independent from management as defined by Item 7(d)(3), of Schedule 14A.

        The Company’s Annual Report on Form 10-K for the year ended June 30, 2003 previously identified William Sprague as an “audit committee financial expert”, as defined under Item 401 of Regulation S-K. Mr. Sprague did not stand for re-election in November 2003.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

        The following table sets forth certain information regarding the Company’s equity compensation plans as of June 30, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by
security holders (1)	3,936,991	$22.94	704,423
Equity compensation plans not approved by security holders (2)	-	-	-

Total	3,936,991	$22.94	704,423

(1)	Amount includes stock options outstanding under the Company’s 1992 Stock Option Plan (the “Plan”) as well as unvested shares of restricted stock and vested Stock Units which have been provided for under the provisions of the Plan. See Note 11 to the Company’s Consolidated Financial Statements for the year ended June 30, 2004 included under Item 8 of this Annual Report.

(2)	As of June 30, 2004, the Company does not maintain any equity compensation plans which have not been approved by its shareholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

I.	Listing of Documents

(1)	Financial Statements. The Company’s Consolidated Financial Statements, included in Item 8 hereof, as required at June 30, 2004 and 2003, and for the years ended June 30, 2004, 2003 and 2002, consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders' Equity

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule. The Company’s Financial Statement Schedule, appended hereto, as required for the years ended June 30, 2004, 2003 and 2002, consists of the following:

Valuation and Qualifying Accounts

The schedules listed in Reg. 210.5-04, except those listed above, have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	The following Exhibits are filed as part of this report on Form 10-K:

Exhibit Number	Exhibit
2(a)	Agreement and Plan of Merger, dated May 20, 1989, among the Company, Green Mountain Acquisition Corporation, INTERCO Incorporated, Interco Subsidiary, Inc. and Ethan Allen (incorporated by reference to Exhibit 2(a) to the Registration Statement on Form S-1 of the Company filed with SEC on March 16, 1993)
2(b)	Restructuring Agreement, dated March 1, 1991, among Green Mountain Holding Corporation, Ethan Allen, Chemical Bank, General Electric Capital Corporation, Smith Barney Inc. and the stockholder's name on the signature page thereof (incorporated by reference to Exhibit 2(b) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
2(c)	Purchase and Sale Agreement, dated March 28, 1997, between the Company and Carriage House Interiors of Colorado, Inc. (incorporated by reference to Exhibit 2 to the Registration Statement on Form S-3 of the Company filed with the SEC on May 21, 1997)
3(a)	Restated Certificate of Incorporation for Green Mountain Holding Corporation (incorporated by reference to Exhibit 3(a) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
3(b)	Restated and Amended By-Laws of Green Mountain Holding Corporation (incorporated by reference to Exhibit 3(b) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
3(c)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(c) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

3(c)-1	Certificate of Designation relating to the Series C Junior Participating Preferred Stock (incorporated by reference to Exhibit 1 to Form 8-A of the Company filed with the SEC on July 3, 1996)
3(c)-2	Certificate of Amendment to Restated Certificate of Incorporation as of August 5, 1997 (incorporated by reference to Exhibit 3(c)-2 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 13, 1999)
3(c)-3	Second Certificate of Amendment to Restated Certificate of Incorporation as of March 27, 1998 (incorporated by reference to Exhibit 3(c)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 13, 1999)
3(c)-4	Third Certificate of Amendment to Restated Certificate of Incorporation as of April 28, 1999 (incorporated by reference to Exhibit 3(c)-4 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 13, 1999)
3(d)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3(d) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
3(e)	Certificate of Designation relating to the New Convertible Preferred Stock (incorporated by reference to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
3(e)-1	Certificate of Designation relating to the Series C Junior Participating Preferred Stock (incorporated by reference to Exhibit 1 to Form 8-A of the Company filed with the SEC on July 3, 1996)
3(f)	Certificate of Incorporation of Ethan Allen Finance Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form S-3 of the Company filed with the SEC on February 1, 1995)
3(g)	By-Laws of Ethan Allen Finance Corporation (incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Registration Statement on Form S-3 of the Company filed with the SEC on February 1, 1995)
3(h)	Certificate of Incorporation of Ethan Allen Manufacturing Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-3 of the Company filed with the SEC on February 1, 1995)
3(i)	By-Laws of Ethan Allen Manufacturing Corporation (incorporated by reference to Exhibit 3.5 to Amendment No. 3 to the Registration Statement on Form S-3 of the Company filed with the SEC on February 1, 1995)
4(a)	First Amendment to Management Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(b)	Second Amendment to Management Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(c)	1992 Stock Option Plan (incorporated by reference to Exhibit 4(c) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(c)-1	First Amendment to 1992 Stock Option Plan (incorporated by reference to Exhibit 4(c)-1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 14, 1997)

4(c)-2	Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 4(c)-2 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 14, 1997)
4(c)-3	First Amendment to Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 4(c)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on February 12, 1999)
4(c)-4	Second Amendment to Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 4(c)-4 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on February 14, 2000)
4(d)	Management Letter Agreement among the Management Investors and the Company (incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(e)	Management Warrant, issued by the Company to members of the Management of Ethan Allen (incorporated by reference to Exhibit 4(e) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(f)	Form of Dealer Letter Agreement among Dealer Investors and the Company (incorporated by reference to Exhibit 4(f) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(g)	Form of Kathwari Warrant, dated June 28, 1989 (incorporated by reference to Exhibit 4(g) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(j)	Form of Indenture relating to the Senior Notes (incorporated by reference to Exhibit 4(m) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(j)-1	First Supplemental Indenture, dated March 23, 1995, between Ethan Allen and the First National Bank of Boston for $75,000,000 8-3/4% Senior Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of the Company filed with the SEC on October 25, 1994)
4(k)	Credit Agreement among the Company, Ethan Allen and Bankers Trust Company (incorporated by reference to Exhibit 4(o) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(k)-1	Amended Credit Agreement among the Company, Ethan Allen and Bankers Trust Company (incorporated by reference to Exhibit 4(k)-1 to the Annual Report on Form 10-K of the Company filed with the SEC on September 8, 1994)
4(k)-2	110,000,000 Senior Secured Revolving Credit Facility dated March 10, 1995 between Ethan Allen and J. P. Morgan Chase & Co. (incorporated by reference to Exhibit 4(k)-2 to the Annual Report on Form 10-K of the Company filed with the SEC on September 21, 1995)
4(k)-3	Amended and Restated Credit Agreement as of December 4, 1996 between Ethan Allen Inc. and the J. P. Morgan Chase & Co. (incorporated by reference to Exhibit 4(k)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on February 13, 1997)
4(k)-4	First Amendment to Amended and Restated Credit Agreement as of August 27, 1997 between Ethan Allen Inc. and the J. P. Morgan Chase & Co. (incorporated by reference to Exhibit 4(k)-4 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on February 12, 1999)
4(k)-5	Second Amendment to Amended and Restated Credit Agreement as of October 20, 1998 between Ethan Allen Inc. and the J. P. Morgan

Chase & Co. (incorporated by reference to Exhibit 4(k)-5 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on February 12, 1999)
4(l)	Catawba County Industrial Facilities Revenue Bond (incorporated by reference to Exhibit 4(r) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(l)-1	Trust Indenture dated as of October 1, 1994 securing $4,600,000 Industrial Development Revenue Refunding Bonds, Ethan Allen Inc. Series 1994 of the Catawba County Industrial Facilities and Pollution Control Financing Authority (incorporated by reference to Exhibit 4(l)-1 to the Annual Report on Form 10-K of the Company filed with the SEC on September 21, 1995)
4(m)	Lease for 2700 Sepulveda Boulevard Torrance, California (incorporated by reference to Exhibit 4(s) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(n)	Amended and Restated Warrant Agreement, dated March 1, 1991, among Green Mountain Holding Corporation and First Trust National Association (incorporated by reference to Exhibit 4(t) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(o)	Exchange Notes Warrant Transfer Agreement (incorporated by reference to Exhibit 4(u) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(p)	Warrant (Earned) to purchase shares of the Company's Common Stock dated March 24, 1993 (incorporated by reference to Exhibit 4(v) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(q)	Warrant (Earned-In) to purchase shares of the Company's Common Stock, dated March 23, 1993 (incorporated by reference to Exhibit 4(w) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(r)	Recapitalization Agreement among the Company, General Electric Capital Corporation, Smith Barney Inc., Chemical Fund Investments, Inc., Legend Capital Group, Inc., Legend Capital International Ltd., Castle Harlan, Inc., M. Farooq Kathwari, the Ethan Allen Retirement Program and other stockholders named on the signature pages thereto, dated March 24, 1993 (incorporated by reference to Exhibit 4(x) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(s)	Preferred Stock and Common Stock Subscription Agreement, dated March 24, 1993, among the Company, General Electric Capital Corporation, and Smith Barney Inc. (incorporated by reference to Exhibit 4(y) to the Annual Report on Form 10-K of the Company filed with the SEC on September 24, 1993)
4(t)	Security Agreement, dated March 10, 1995, between Ethan Allen Inc. and J. P. Morgan Chase & Co. (incorporated by reference to Exhibit 4(t) to the Quarterly Report on Form 10-Q of the Company filed with the SEC on February 13, 1997)
4(u)	Rights Agreement, dated July 26, 1996, between the Company and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 3, 1996)
4(v)	Registration Rights Agreement, dated March 28, 1997, between the Company and Carriage House Interiors of Colorado, Inc. (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 of the Company filed with the SEC on May 21, 1997)

4(w)	Credit Agreement, dated August 24, 1999, by and among Ethan Allen Inc., Ethan Allen Interiors Inc., the J. P. Morgan Chase & Co., Fleet Bank, N.A. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 4(w) to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2000)
*	4(x)	Credit Agreement, dated June 30, 2004, by and among Ethan Allen Inc., Ethan Allen Interiors Inc., the J.P. Morgan Chase Bank, Bank of America, N.A., SunTrust Bank, and Wachovia Bank, N.A.
10(b)	Employment Agreement, dated June 29, 1989, among Mr. Kathwari, the Company and Ethan Allen (incorporated by reference to Exhibit 10(b) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
10(c)	Employment Agreement, dated July 27, 1994, among Mr. Kathwari, the Company and Ethan Allen (incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of the Company filed with the SEC on September 21, 1995)
10(d)	Restated Directors Indemnification Agreement dated March 1993, among the Company and Ethan Allen and their Directors (incorporated by reference to Exhibit 10(c) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
10(e)	Registration Rights Agreement, dated March 1993, by and among Ethan Allen, General Electric Capital Corporation and Smith Barney Inc. (incorporated by reference to Exhibit 10(d) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
10(f)	Form of Management Bonus Plan, dated October 30, 1991 (incorporated by reference to Exhibit 10(g) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
10(g)	Ethan Allen Profit Sharing and 401(k) Retirement Plan (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of the Company filed with the SEC on September 21, 1995)
10(h)	General Electric Capital Corporation Credit Card Program Agreement dated August 25, 1995 (incorporated by reference from Exhibit 10(h) to the Annual Report on Form 10-K of the Company filed with the SEC on September 21, 1995)
10(h)-1	First Amendment to Credit Card Program Agreement dated February 22, 2000 (incorporated by reference to Exhibit 10(h)-1 to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2000)
10(i)	Employment Agreement, dated October 28, 1997, between Mr. Kathwari and Ethan Allen Interiors, Inc. (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 14, 1997)
10(j)	Sales Finance Agreement, dated June 25, 1999, between the Company and MBNA America Bank, N.A. (incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2000)
10(k)	Amended and Restated Consumer Credit Card Program Agreement, dated February 22, 2000, by and among the Company and Monogram Credit Card Bank of Georgia (incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2000)

10(k)-2	Second Amendment to Amended and Restated Consumer Credit Card Program Agreement, dated February 1, 2002, by and among the Company and Monogram Credit Card Bank of Georgia (incorporated by reference to Exhibit 10(k)-2 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 13, 2002)
10(k)-3	Third Amendment to Amended and Restated Consumer Credit Card Program Agreement, dated July 26, 2002, by and among the Company and Monogram Credit Card Bank of Georgia (incorporated by reference to Exhibit 10(k)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 12, 2002)
10(l)	Employment Agreement, dated August 1, 2002, between Mr. Kathwari and Ethan Allen Interiors, Inc. (incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-K of the Company filed with the SEC on September 30, 2002)
10(l)-1	First Amendment to Employment Agreement, dated August 1, 2002, between Mr. Kathwari and Ethan Allen Interiors, Inc. (incorporated by reference to Exhibit 10(l)-1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 15, 2003).
21 List of wholly-owned subsidiaries of the Company (incorporated by reference to Exhibit 22 to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
*	21(a) List of wholly-owned subsidiaries of the Company as of September 8, 2004
*	23 Consent of KPMG LLP
*	31.1 Rule 13a-14(a) Certification of Principal Executive Officer
*	31.2 Rule 13a-14(a) Certification of Principal Financial Officer
*	32.1 Section 1350 Certification of Principal Executive Officer
*	32.2 Section 1350 Certification of Principal Financial Officer

* Filed herewith.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
As of and for the Fiscal Years Ended June 30, 2004, 2003 and 2002
(In thousands)

Accounts Receivable:
      Sales discounts, sales returns and
        allowance for doubtful accounts:

	Balance at Beginning of Period	Additions Charged to Income	Adjustments and/or Deductions	Balance at End of Period
June 30, 2004	$1,490	$704	$-	$2,194
June 30, 2003	$2,019	$(451)	$(78)	$1,490
June 30, 2002	$2,679	$(660)	$-	$2,019
Inventory:
Inventory valuation allowance:
June 30, 2004	$4,668	$1,075	$(2,562)	$3,181
June 30, 2003	$4,517	$772	$(621)	$4,668
June 30, 2002	$3,346	$1,510	$(339)	$4,517

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

                                                             ETHAN ALLEN INTERIORS INC.
                        (Registrant)

By /s/ M. Farooq Kathwari M. Farooq Kathwari Chairman, President and Chief Executive Officer (Principal Executive Officer)

By /s/ Jeffrey Hoyt Jeffrey Hoyt Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ M. Farooq Kathwari (M. Farooq Kathwari)	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey Hoyt (Jeffrey Hoyt)	Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)

/s/ Clinton A. Clark (Clinton A. Clark)	Director

/s/ Kristin Gamble (Kristin Gamble)	Director

/s/ Horace G. McDonell (Horace G. McDonell)	Director

/s/ Edward H. Meyer (Edward H. Meyer)	Director

/s/ Richard A. Sandberg (Richard A. Sandberg)	Director

/s/ Frank G. Wisner (Frank G. Wisner)	Director

Date:  September 8, 2004

Exhibit Number	Description of Exhibit

4(x)	Credit Agreement, dated June 30, 2004, by and among Ethan Allen Inc., Ethan Allen Interiors Inc., the J.P. Morgan Chase Bank, Bank of America, N.A., SunTrust Bank, and Wachovia Bank, N.A.

21(a)	List of wholly-owned subsidiaries of the Company as of September 8, 2004

23	Consent of KPMG LLP

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer