Form 10-Q
period 2004-09-30
ETHAN ALLEN INTERIORS INC
filed 2004-11-05
CIK 896156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2004

or

[   ]      TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

Commission File Number:	1-11692

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

At September 30, 2004, there were 35,942,528 shares
of Class A Common Stock, par value $.01, outstanding.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2004	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$35,960	$27,528
Accounts receivable, less allowance for doubtful
accounts of $2,030 at September 30, 2004 and $2,194
at June 30, 2004	25,932	26,967
Inventories (note 4)	179,194	186,895
Prepaid expenses and other current assets	31,106	28,166
Deferred income taxes	25,575	26,026

Total current assets	297,767	295,582

Property, plant and equipment, net	274,794	277,021
Intangible assets, net (note 6)	80,181	80,038
Other assets	2,549	1,790

Total assets	$655,291	$654,431

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and capital
lease obligations	$4,693	$4,712
Customer deposits	59,973	56,026
Accounts payable	28,387	22,222
Accrued compensation and benefits	26,370	27,950
Accrued expenses and other current liabilities (note 5)	24,563	25,779

Total current liabilities	143,986	136,689

Long-term debt	4,490	4,509
Other long-term liabilities	1,154	1,205
Deferred income taxes	52,287	51,248

Total liabilities	201,917	193,651

Shareholders' equity:
Class A common stock, par value $.01, 150,000,000 shares authorized; 45,822,983 shares issued at September 30, 2004 and 45,812,032 shares issued at June 30, 2004	458	458
Class B common stock, par value $.01, 600,000 shares
authorized; no shares issued and outstanding at
September 30, 2004 and June 30, 2004	--	--
Preferred stock, par value $.01, 1,055,000 shares authorized; no shares issued and outstanding at September 30, 2004 and June 30, 2004	--	--
Additional paid-in capital	290,060	289,707

	290,518	290,165
Less: Treasury stock (at cost), 9,880,455 shares at
September 30, 2004 and 9,255,955 shares at June 30, 2004	(265,786)	(244,026)
Retained earnings	427,558	414,041
Accumulated other comprehensive income (note 9)	1,084	600

Total shareholders' equity	453,374	460,780

Total liabilities and shareholders' equity	$655,291	$654,431

        See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,
	2004	2003
Net sales	$230,346	$222,765
Cost of sales	119,953	114,322

Gross profit	110,393	108,443

Operating expenses:
Selling	43,213	44,609
General and administrative	36,112	35,522
Restructuring and impairment charges (note 5)	(167)	(264)

Total operating expenses	79,158	79,867

Operating income	31,235	28,576

Interest and other miscellaneous income, net	(55)	2,211
Interest and other related financing costs	149	141

Income before income taxes	31,031	30,646
Income tax expense	12,102	11,707

Net income	$18,929	$18,939

Per share data (note 8):

Basic earnings per common share:
Net income per basic share	$0.52	$0.51

Basic weighted average common shares	36,211	37,227

Diluted earnings per common share:
Net income per diluted share	$0.51	$0.50

Diluted weighted average common shares	37,098	38,247

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended September 30,
	2004	2003
Operating activities:
Net income	$18,929	$18,939
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	5,250	5,265
Compensation expense (benefit) related to restricted stock award	79	66
Provision (benefit) for deferred income taxes	1,490	2,014
Restructuring and impairment charges (credits)	(167)	(264)
(Gain) loss on disposal of property, plant
and equipment	200	(1,129)
Other	14	12
Change in assets and liabilities, net of the
effects of acquired and divested businesses:
Accounts receivable	1,035	(1,699)
Inventories	7,701	7,910
Prepaid expenses and other current assets	1,117	3,681
Other assets	(945)	331
Customer deposits	3,947	6,511
Accounts payable	3,069	7,569
Accrued expenses and other current liabilities	(4,302)	1,137
Other long-term liabilities	(51)	(371)

Net cash provided by operating activities	37,366	49,972

Investing activities:
Proceeds from the disposal of property, plant and equipment	34	3,425
Capital expenditures	(7,480)	(4,010)
Acquisitions	(54)	--
Other	338	35

Net cash used in investing activities	(7,162)	(550)

Financing activities:
Payments on long-term debt and capital leases	(42)	(53)
Net proceeds from issuance of common stock	183	861
Dividends paid	(3,664)	(2,614)
Payments to acquire treasury stock	(18,573)	--

Net cash used in financing activities	(22,096)	(1,806)

Effect of exchange rate changes on cash	324	13

Net increase (decrease) in cash and cash equivalents	8,432	47,629
Cash and cash equivalents - beginning of year	27,528	81,856

Cash and cash equivalents - end of period	$35,960	$129,485

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Three Months Ended September 30, 2004
(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 30, 2004	$458	$289,707	$(244,026)	$600	$414,041	$460,780

Issuance of 10,951 shares of common stock upon the exercise of stock options and restricted stock award compensation	--	262	--	--	--	262

Purchase of treasury stock	--	--	(21,760)	--	--	(21,760)

Tax benefit associated with the
exercise of employee stock options	--	91	--	--	--	91

Dividends declared on common stock	--	--	--	--	(5,412)	(5,412)

Other comprehensive income (note 9)	--	--	--	484	--	484
Net income	--	--	--	--	18,929	18,929

Total comprehensive income						19,413

Balance at September 30, 2004	$458	$290,060	$(265,786)	$1,084	$427,558	$453,374

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

(2)       Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. In the opinion of the Company, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company employs the Black-Scholes option-pricing model for purposes of estimating the fair value of stock options granted.

	Three Months Ended September 30,
(in thousands, except per share data)	2004	2003

Net income as reported	$18,929	$18,939

Add: Stock-based employee compensation expense (benefit) included in reported net income, net of related tax effects	48	41
Deduct: Stock-based employee compensation expense determined under the fair value- based method for all awards granted since July 1, 1995, net of related tax effects	(1,597)	(1,007)

Pro forma net income	$17,380	$17,973

Net income per share:
Basic - as reported	$0.52	$0.51

Basic - pro forma	$0.48	$0.48

Diluted - as reported	$0.51	$0.50

Diluted - pro forma	$0.47	$0.47

(4)       Inventories

Inventories at September 30, 2004 and June 30, 2004 are summarized as follows (in thousands):

	September 30, 2004	June 30, 2004
Finished goods	$140,468	$148,240
Work in process	10,029	10,840
Raw materials	28,697	27,815

	$179,194	$186,895

Inventories are presented net of a related valuation allowance of $3.6 million at September 30, 2004 and $3.2 million at June 30, 2004.

(5)       Restructuring and Impairment Charges

In recent years, the Company has developed, announced and executed plans to consolidate its manufacturing operations as part of an overall strategy to maximize production efficiencies and maintain its competitive advantage.

In the fourth quarter of fiscal 2004, the Company announced a plan to close and consolidate two of its manufacturing facilities. The plants, both involved in the production of wood case goods furniture, were located in Boonville, New York and Bridgewater, Virginia. The plant closures resulted in a headcount reduction totaling approximately 460 employees; 270 employees effective June 25, 2004, and 190 employees throughout the first quarter of fiscal 2005. A pre-tax restructuring and impairment charge of $12.8 million was recorded for costs associated with these plant closings, of which $4.5 million was related to employee severance and benefits and other plant exit costs, and $8.3 million was related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities. During the quarter ended September 30, 2004, adjustments

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

totaling $0.2 million were recorded to reverse certain of these previously established accruals which were no longer deemed necessary.

As of September 30, 2004, restructuring reserves totaling $0.2 million were included in the Consolidated Balance Sheet as an accrued expense within current liabilities. Activity in the Company’s fiscal 2004 restructuring reserve is summarized as follows (in thousands):

	Original Charges	Cash Payments	Non-cash Utilized		Balance at September 30, 2004
Employee severance and other related payroll and benefit costs	$4,393	$(4,051)	$(167	)(a)	$175
Other plant exit costs	120	(120)	--		--
Write-down of long-lived assets	8,271	--	(8,271)		--

	$12,784	$(4,171)	$(8,438)		$175

(a)	Amount represents the reversal of certain previously established accruals which were no longer required.

(6)       Goodwill and Other Intangible Assets

On July 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As of September 30, 2004, the Company had goodwill, including product technology, of $60.4 million and other identifiable intangible assets of $19.7 million. Comparable balances as of June 30, 2004 were $60.3 million and $19.7 million, respectively.

Goodwill in the wholesale and retail segments was $27.5 million and $32.9 million, respectively, at September 30, 2004 and $27.5 million and $32.8 million, respectively, at June 30, 2004.

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

(7)       Litigation

The Company and its subsidiaries are subject to various environmental laws and regulations. Under these laws, the Company and/or its subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials.

As of September 30, 2004, the Company and/or its subsidiaries has been named as a potentially responsible party (“PRP”) with respect to the remediation of four active sites currently listed, or proposed for inclusion, on the National Priorities List (“NPL”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (“CERCLA”). The sites are located in Lyndonville, Vermont; Southington, Connecticut; High Point, North Carolina; and Atlanta, Georgia.

With respect to the Lyndonville, Vermont site, the Company has substantially resolved its liability by completing remedial construction activities. The Company continues to work with the U.S. Environmental Protection Agency (“EPA”) and has obtained its certificate of construction completion, subject to certain limited

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

conditions. The Company does not anticipate incurring significant costs with respect to the Southington, Connecticut and High Point, North Carolina sites as it believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at those sites. Specifically, with respect to the Southington site, the Company’s volumetric share is less than 1% of over 51 million gallons disposed of at the site and there are more than 1,000 PRPs. With respect to the High Point site, the Company’s volumetric share is less than 1% of over 18 million gallons disposed of at the site and there are more than 2,000 PRPs, including 1,100 “de-minimis” parties (of which Ethan Allen is one). With respect to the Atlanta site, a former solvent recycling/reclamation facility, the Company’s volumetric share is currently under review, but it is believed to consist of less than 1% of over 20 million gallons disposed of at the site by more than 1,700 PRPs. In all three cases, the other PRPs consist of local, regional, national and multi-national companies.

Liability under CERCLA may be joint and several. As such, to the extent certain named PRPs are unable, or unwilling, to accept responsibility and pay their apportioned costs, the Company could be required to pay in excess of its pro rata share of incurred remediation costs. The Company’s understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of the Company’s estimated liability.As of September 30, 2004, the Company believes that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.

Additionally, the Company was notified, in July 2000, by the State of New York (the “State”) that it may be named a PRP in a separate, unrelated matter with respect to a site located in Carroll, New York. To date, no further notice has been received from the State and the EPA has still not conducted its initial environmental study at this site. Therefore, the extent of any adverse effect on the Company’s financial condition, results of operations, or cash flows with respect to this matter cannot be reasonably estimated at this time.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)       Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three Months Ended September 30,
	2004	2003
Weighted average common shares outstanding for basic calculation	36,211	37,227

Effect of dilutive stock options and awards	887	1,020

Weighted average common shares outstanding, adjusted for diluted calculation	37,098	38,247

As of September 30, 2004 and 2003, stock options to purchase 308,266 and 69,973 shares of common stock, respectively, had exercise prices which exceeded the average market price of the Company’s common stock for the corresponding period. These options have been excluded from the respective diluted earnings per share calculation as their impact is anti-dilutive.

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

The Company’s accumulated other comprehensive income, which is attributable solely to foreign currency translation adjustments, was $1.1 million at September 30, 2004 and $0.6 million at June 30, 2004. These amounts are the result of changes in foreign currency exchange rates related to the operations of 7 Ethan Allen-owned retail stores located in Canada. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

(10)     Segment Information

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

While the manner in which the Company’s home furnishings are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacture and distribution versus retail sales) are different.

Within the wholesale segment, the Company maintains revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other). A breakdown of wholesale sales by these product lines is provided below:

	Three Months Ended September 30,
	2004	2003
Case Goods	52%	53%
Upholstered Products	34	33
Home Accessories and Other	14	14

	100%	100%

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

The following table presents segment information for the three months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,
	2004	2003
Net Sales:
Wholesale segment	$161,315	$158,919
Retail segment	141,710	132,656
Elimination of inter-company sales	(72,679)	(68,810)

Consolidated Total	$230,346	$222,765

Operating Income:
Wholesale segment	$28,300	$26,976
Retail segment	3,199	205
Elimination (1)	(264)	1,395

Consolidated Total	$31,235	$28,576

Capital Expenditures:
Wholesale segment	$1,294	$1,868
Retail segment	6,186	2,142
Acquisitions (2)	54	--

Consolidated Total	$7,534	$4,010

	September 30, 2004	June 30, 2003
Total Assets:
Wholesale segment	$381,941	$383,521
Retail segment	304,503	301,627
Inventory profit elimination (3)	(31,153)	(30,717)

Consolidated Total	$655,291	$654,431

(1) Adjustment represents the change in the elimination entry for profit in ending inventory.
(2)     There were no acquisitions completed during the three months ended September 30, 2004 or 2003.
(3)     Inventory profit elimination reflects the embedded wholesale profit in the Ethan Allen-owned store inventory that has not been realized. These profits will be realized when inventory is shipped to the retail customer.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At September 30, 2004, there were 32 Ethan Allen retail stores located outside the United States, of which 25 were independently-owned. The Company’s net sales derived from sales to non-domestic, independently-owned retail stores totaled less than 2% of consolidated sales for the three month periods ended September 30, 2004 and 2003.

(11)     Subsequent Events

Stock Repurchases and Remaining Authorization

The Company has been authorized by its Board of Directors to repurchase its common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. As of September 30, 2004, the Company had a remaining Board authorization to purchase 1.2 million shares. Subsequent to September 30, 2004 and through November 4, 2004, the Company repurchased, in 10 separate open market transactions, an additional 477,000 shares of its common stock at a total cost of $16,595,872, representing an average price per share of $34.79. All of the Company’s common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity.

Repayment of Debt

As of September 30, 2004, approximately $4.6 million of the Company’s debt is related to floating rate industrial revenue bonds which were issued to finance the construction of its Maiden, North Carolina manufacturing facility. These bonds matured on October 1, 2004 and were fully repaid by the Company on that date.

Recent Tax Legislation

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Company is currently reviewing the provisions of the Act in order to determine its impact, if any, on the Company’s future consolidated financial condition, results of operations, and cash flows.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of financial condition and results of operations should be read in conjunction with (i) the Consolidated Financial Statements of the Company, and notes thereto, as set forth in this Form 10-Q and (ii) the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

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

        Revenue Recognition – Revenue is recognized when all of the following have occurred: persuasive evidence of a sales arrangement exists (e.g. a wholesale purchase order or retail sales invoice); the sales arrangement specifies a fixed or determinable sales price; product is shipped or services are provided to the customer; and collectibility is reasonably assured. This occurs upon the shipment of goods to independent retailers or, in the case of Ethan Allen-owned retail stores, upon delivery to the customer. Recorded sales provide for estimated returns and allowances. The Company permits retail customers to return defective products and incorrect shipments, and terms offered by the Company are standard for the industry.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Results of Operations

        Ethan Allen’s revenues are comprised of (i) wholesale sales to independently-owned and Company-owned retail stores and (ii) retail sales of Company-owned stores. See Note 10 to the Company’s Consolidated Financial Statements for the three months ended September 30, 2004 and 2003.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

        The components of consolidated revenue and operating income were as follows (in millions):

	Three Months Ended September 30,
	2004	2003
Revenue:
Wholesale segment	$161.3	$158.9
Retail segment	141.7	132.7
Elimination of inter-company sales	(72.7)	(68.8)

Consolidated Revenue	$230.3	$222.8

Operating Income:
Wholesale segment	$28.3	$27.0
Retail segment	3.2	0.2
Elimination (1)	(0.3)	1.4

Consolidated Operating Income	$31.2	$28.6

(1)	Adjustment represents the change in the elimination entry for profit in ending inventory.

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

        Consolidated revenue for the three months ended September 30, 2004 increased by $7.5 million, or 3.4%, to $230.3 million, from $222.8 million for the three months ended September 30, 2003. Net sales for the period reflect the delivery of product associated with booked orders and related backlog existing as the end of the preceding quarter. The increase in net sales for the period was due, primarily, to the continued expansion and strategic re-positioning of the Company’s retail segment and the success of recent product introductions. These increases were partially offset by the effects of hurricanes and resultant flooding experienced during the period throughout the South and Southeast regions of the country which adversely impacted the Company’s ability to make deliveries.

        Total wholesale revenue for the first quarter of fiscal 2005 increased by $2.4 million, or 1.5%, to $161.3 million from $158.9 million in the first quarter of fiscal 2004. The increase is attributable to higher backlog existing as of the end of the preceding quarter as compared to the same period in the prior year, improved stock position in certain imported product lines, and increased throughput within the Company’s upholstery operations.

        Total retail revenue from Ethan Allen-owned stores for the three months ended September 30, 2004 increased by $9.0 million, or 6.8%, to $141.7 million from $132.7 million for the three months ended September 30, 2003. The increase in retail sales by Ethan Allen-owned stores was attributable to an increase in sales generated by newly opened (including relocated) or acquired stores of $5.0 million, and an increase in comparable store delivered sales of $6.1 million, or 4.9%, partially offset by a decrease resulting from closed stores, which generated $2.1 million fewer sales in the first quarter of fiscal 2005 as compared to the same period in fiscal 2004. The number of Ethan Allen-owned stores increased to 127 as of September 30, 2004 as compared to 120 as of September 30, 2003. During that twelve month period, the Company acquired 4 stores from an independent retailer, closed 1 store and opened 1 store. The Company-owned store count at September 30, 2004 also reflects the net addition of 3 stores stemming from Ethan Allen’s acquisition of the 25% minority interest in a joint venture previously established in 1998 between the Company and an independent retailer. While the operations of these stores have been reflected in the Company’s consolidated financial statements since inception of the joint venture as a result of the Company’s 75% majority ownership, the stores have not been previously included in the Company’s store count due to the fact that they were independently managed.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

        Comparable stores are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened stores. Stores acquired from retailers by Ethan Allen are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.

        Total booked orders, which include wholesale orders and written business of Ethan Allen-owned retail stores, decreased 8.3% from the prior year quarter. Quarter-over-quarter, wholesale orders decreased 11.1% while Ethan Allen-owned store written business decreased 0.2% and comparable store written business decreased 1.7%. The Company conducted two separate Retail conferences during calendar year 2003 (June and October) as compared to only one during calendar year 2004 (September). This resulted in floor sample orders being placed, for new products introduced at those 2003 conferences, throughout the first and second quarters of fiscal 2004. Similar floor sample orders, related to new products introduced at the 2004 conference, have not yet been reflected in the Company’s year-to-date booked orders. Retail written sales during the current quarter are indicative of continued uncertainty with respect to the economy and consumer confidence and, to a lesser extent, the aforementioned inclement weather experienced throughout the South and Southeast regions of the country during the period. These factors were partially offset by the continued expansion of the Company’s retail segment.

        Gross profit increased during the quarter to $110.4 million from $108.4 million in the prior year comparable quarter. The $2.0 million, or 1.8%, increase in gross profit was primarily attributable to (i) an increase in total sales volume, including a higher proportionate share of retail sales to total sales (62% in the current quarter compared to 60% in the prior year quarter), and (ii) a reduction in costs associated with excess capacity at the Company’s manufacturing facilities. These favorable variances were partially offset by (i) the increased cost of selected raw materials, namely lumber and steel, and (ii) full implementation of the Company’s “everyday pricing” program. Consolidated gross margin decreased to 47.9% in the first quarter of fiscal 2005 from 48.7% in the prior year quarter as a result, primarily, of the factors identified previously.

        Operating expenses decreased $0.7 million, or 0.9%, to $79.2 million, or 34.4% of net sales, in the current year quarter from $79.9 million, or 35.9% of net sales, in the prior year quarter. This decrease is primarily attributable to (i) a decline in selling expenses within the wholesale division as the result of a continued Company-wide focus on cost containment, particularly within national television advertising, and (ii) initiatives undertaken in recent periods to streamline the Company’s U.S. manufacturing operations. These decreases were partially offset by the continued growth of the retail segment and the higher proportionate share of retail sales to total sales in the current quarter as compared to the prior year quarter. This expansion has resulted in higher costs associated with designer salaries and commissions, occupancy, delivery and warehousing, and other managerial salaries and benefits.

        Operating income for the three months ended September 30, 2004 was $31.2 million, or 13.6% of net sales, compared to $28.6 million, or 12.8% of net sales, for the three months ended September 30, 2003. This represents an increase of $2.6 million, and is primarily attributable to lower operating expenses within the wholesale division and an increase in gross profit during the current period, partially offset by increased costs related to continued expansion of the retail segment.

        Total wholesale operating income for the first quarter of fiscal 2005 was $28.3 million, or 17.5% of net sales, as compared to $27.0 million, or 17.0% of net sales, in the comparable prior year quarter. The increase of $1.3 million, or 4.9%, is primarily attributable to a decrease in operating expenses within the division, a reduction in costs associated with excess capacity at the Company’s manufacturing facilities, and increased wholesale sales volume. These decreases were partially offset by the increased cost of selected raw materials, namely lumber and steel, and full implementation of the Company’s “everyday pricing” program.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

        Operating income for the retail segment increased $3.0 million to $3.2 million, or 2.3% of net sales, for the first quarter of fiscal 2005, as compared to $0.2 million, or 0.2% of net sales, in the prior year period. The increase in retail operating income generated by Ethan Allen-owned stores is primarily attributable to increased sales volume, partially offset by higher operating expenses related to the continued expansion of the retail network.

        Interest and other miscellaneous income for the current quarter decreased $2.3 million to ($0.1) million from $2.2 million in the prior year quarter. The decrease is the result of (i) prior year gains recorded in connection with the sale of real estate, (ii) the favorable settlement of an outstanding legal matter during the prior year quarter, and (iii) a decrease in interest income associated with lower cash balances maintained during the current period.

        Income tax expense for the three months ended September 30, 2004 was $12.1 million as compared to $11.7 million for the three months ended September 30, 2003. The Company’s effective tax rate for the current quarter was 39.0%, up from 38.2% in the prior year quarter. The higher effective tax rate is the result of recently-enacted changes within certain state tax legislation, and increased state income tax liability arising in connection with the operation of a greater number of Company-owned stores, some of which are located in new jurisdictions.

        The Company recorded net income of $18.9 million for both the three month periods ended September 30, 2004 and 2003. Net income per diluted share for the current quarter totaled $0.51, up slightly from $0.50 per diluted share in the prior year quarter.

Financial Condition and Liquidity

        The Company’s principal sources of liquidity include cash and cash equivalents, cash flow from operations and borrowing capacity under a $100.0 million revolving credit facility. In addition to the $100.0 million revolving credit component, the facility includes an accordion feature which provides for an additional $50.0 million of liquidity if needed, as well as sub-facilities for trade and standby letters of credit of $50.0 million and swing-line loans of $3.0 million.

        As of September 30, 2004, the Company maintained cash and short-term investments totaling $36.0 million and outstanding debt and capital lease obligations totaling $9.2 million. The current and long-term portions of the Company’s outstanding debt and capital lease obligations totaled $4.7 million and $4.5 million, respectively at that date. The Company had no revolving loans outstanding under the credit facility as of September 30, 2004, and trade and standby letters of credit outstanding under the facility at that date totaled $20.6 million. Remaining available borrowing capacity under the facility was $79.4 million at September 30, 2004.

        Net cash provided by operating activities totaled $37.4 million for the first quarter of fiscal 2005 as compared to $50.0 million for the first quarter of fiscal 2004. The current quarter-over-quarter decrease of $12.6 million was principally the result of (i) changes in accrued expenses ($5.4 million effect), resulting from the quarter-over-quarter change in dividends accrued and paid, (ii) accounts payable ($4.5 million effect), resulting from the ordinary timing of related cash disbursements, including income taxes payable and treasury stock repurchases, (iii) changes in customer deposits ($2.6 million effect), and (iv) changes in prepaid expenses and other current assets ($2.6 million effect). These unfavorable variances were partially offset by additional cash collections related to outstanding accounts receivable ($2.7 million effect).

        The decrease in inventory levels since June 2004 was the result, primarily, of a decline in finished goods and work-in-process inventories. The decrease in finished goods inventories was related, in part, to reductions within certain off-shore sourced product lines, and is consistent with the increase in sales volume noted during the quarter. The decline in work-in-process inventories is attributable to the consolidation of two manufacturing facilities, announced in April 2004, and the related phase-out of those plants’ production during the current period. These decreases were partially offset by an

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

increase in raw material inventories resulting from the purchase of logs and lumber in anticipation of future production needs.

        Net cash used in investing activities totaled $7.2 million for the current quarter compared to $0.6 million in the prior year. The current quarter-over-quarter increase of $6.6 million was due, primarily, to (i) a $3.5 million increase in capital spending, exclusive of acquisitions, to $7.5 million from $4.0 million in the prior year, and (ii) a $3.4 million decline in proceeds stemming from the disposal of certain property, plant and equipment during the prior year period. The current level of capital spending is principally attributable to (i) new store development and renovation, (ii) improvements within certain manufacturing facilities, and (iii) Company-wide technology initiatives. The Company anticipates that cash from operations will be sufficient to fund future capital expenditures.

        Net cash used in financing activities totaled $22.1 million for the current quarter as compared to $1.8 million in the prior year. The current quarter-over-quarter increase of $20.3 million was the result of an increase of $18.6 million in payments related to the acquisition of treasury stock, and a $1.1 million increase in cash utilized in the payment of dividends.

        On July 27, 2004, the Company declared a dividend of $0.15 per common share, payable on October 25, 2004, to shareholders of record as of October 11, 2004. The Company expects to continue to declare quarterly dividends for the foreseeable future.

        In addition to using available cash to fund changes in working capital, necessary capital expenditures, acquisition activity, the repayment of debt, and the payment of dividends, the Company has been authorized by its Board of Directors to repurchase its common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. The Company also retires shares of unvested restricted stock and, prior to June 30, 2002, repurchased shares of common stock from terminated or retiring employee’s accounts in the Ethan Allen Retirement Savings Plan. All of the Company’s common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity. During the three month periods ended September 30, 2004 and 2003, the Company repurchased and/or retired the following shares of its common stock:

	Three Months Ended September 30,
	2004(1)	2003
Common shares repurchased	624,500	-
Cost to repurchase common shares	$21,760,694	-
Average price per share	$34.85	-

(1)	The cost to repurchase shares during the first quarter of fiscal year 2005 reflects $3,933,146 in common stock repurchases with a September 2004 trade date and a October 2004 settlement date, and excludes $745,735 in common stock purchases with a June 2004 trade date and a July 2004 settlement date.

        For each of the periods presented above, the Company funded its purchases of treasury stock with existing cash on hand and cash generated through current period operations. On April 27, 2004, the Board of Directors increased the share purchase authorization to 2.5 million shares. As of September 30, 2004, the Company had a remaining Board authorization to purchase 1.2 million shares.

        Subsequent to September 30, 2004 and through November 4, 2004, the Company repurchased, in 10 separate open market transactions, an additional 477,000 shares of its common stock at a total cost of $16.6 million, representing an average price per share of $34.79.

        As of September 30, 2004, aggregate scheduled maturities of long-term debt, including capital lease obligations, for each of the next five fiscal years are: $0.2 million in fiscal 2006; $0.1 million in fiscal 2007; $0.1 million in fiscal 2008; $0.1 million in fiscal 2009; and $0.1 million in fiscal 2010. The balance of the Company’s long-term debt and capital lease obligations ($3.9 million) matures in fiscal years 2011 and

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

thereafter.     The Company believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements. As of September 30, 2004, the Company had working capital of $153.8 million and a current ratio of 2.07 to 1.

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

Retailer-Related Guarantees

        Ethan Allen Inc. has obligated itself, on behalf of one of its independent retailers, with respect to a $1.5 million credit facility (the “Credit Facility”) comprised of a $1.1 million revolving line of credit and a $0.4 million term loan. This obligation requires the Company, in the event of the retailer’s default under the Credit Facility, to repurchase the retailer’s inventory, applying such purchase price to the retailer’s outstanding indebtedness under the Credit Facility. The Company’s obligation remains in effect for the life of the term loan which expires in April 2008. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this obligation is limited to the amount outstanding under the Credit Facility at the time of default (subject to pre-determined lending limits based on the value of the underlying inventory) and, as such, is not an estimate of future cash flows. No specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this obligation, except to the extent that the Company maintains the right to take title to the repurchased inventory. Management anticipates that the repurchased inventory could subsequently be sold through the Company’s retail store network. As of September 30, 2004, the total amount outstanding under the Credit Facility totaled approximately $1.1 million, of which $0.9 million was outstanding under the revolving credit line. Management expects, based on the underlying creditworthiness of the respective retailer, this obligation will expire without requiring funding by the Company. However, in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, a liability has been established to reflect the Company’s non-contingent obligation under this arrangement as a result of modifications made to the Credit Facility subsequent to January 1, 2003. As of September 30, 2004, the carrying amount of such liability is less than $50,000.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

terminated.     At the present time, management anticipates that the joint venture will continue to operate for the foreseeable future.

        The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this indemnification agreement is indeterminable as no such tax liability currently exists. Further, the nature, extent and magnitude of any such tax liability arising in the future as a result of an adverse tax judgment or change in applicable tax law cannot be estimated with any reasonable certainty. It should be further noted that no recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this indemnification agreement. Management expects, based on its current understanding of the applicable tax laws and the existing legal structure of the joint venture, subject to future changes in applicable laws and regulations, this cross-indemnity agreement will expire without requiring funding by the Company. Accordingly, as of September 30, 2004, the carrying amount of the liability related to this indemnification agreement is zero.

Product Warranties

        The Company’s products, including its case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to five years and are provided based on terms that are generally accepted in the industry. All of the Company’s domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. The Company records provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and makes periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of the Company’s historical experience. The Company provides for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company’s historical experience. As of September 30, 2004, the Company’s product warranty liability totaled $1.4 million.

Recent Tax Legislation

        On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Company is currently reviewing the provisions of the Act in order to determine its impact, if any, on the Company’s future consolidated financial condition, results of operations, and cash flows.

Business Outlook

        We continue to believe that the business outlook for the Company is promising. Encouraging signs noted during much of the past year seemed to indicate that improved levels of consumer confidence and a strengthening of the economy were, for the most part, sustainable. During the last twelve months, the U.S. economy appears to have benefited from positive employment trends and an interest rate environment which, despite recent actions taken by the Federal Reserve Board (the “Board”), continues to be favorable. While the Board recently took steps to increase short-term interest rates for the first time in four years (25 basis points effective June 30, 2004 and 25 basis points effective August 10, 2004), their comments suggest a “measured” approach toward future interest rate increases with the objective of returning rates to a level appropriate to maintain a healthy economy. We believe that the modest increases initiated by the Board will have little negative effect on the increased levels of refinancing activity and housing purchases noted during this recent period of historically low interest rates.

        Although the recent Presidential election has, in our view, served as a distraction to further economic growth, a combination of the aforementioned factors over the course of the past year seems to have had some positive effect on consumer spending habits, as is reflected in the Company’s incoming order trends noted during much of that time. We anticipate that consumer confidence and discretionary spending will return to the levels noted during the fourth quarter of calendar year 2003 and the first quarter calendar year 2004 now that the results of the election are known. If these apparent signs of economic recovery continue and prove to be sustainable, we believe the longer-term outlook is promising as well.

        As the economy strengthens, however, it is also possible that costs associated with production (including raw materials and labor), distribution (including freight and fuel

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

charges), and retail operations (including compensation, delivery and warehousing, occupancy and advertising expenses) may increase. Similarly, continued increases in interest rates and crude oil prices could serve to adversely impact the level of discretionary spending on the part of consumers. We cannot reasonably predict when, or to what extent, such events may occur or what effect, if any, such events may have on the Company’s consolidated financial condition or results of operations.

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

        With respect to the industry’s competitive landscape, we continue to monitor the progress of the anti-dumping petition filed, in July 2003, by The American Furniture Manufacturers Committee for Legal Trade with the U.S. Department of Commerce (“DOC”) and the International Trade Commission. This petition seeks tariff protection, for U.S. manufacturers, on wooden bedroom furniture imported from China. There have been no further developments with respect to this matter beyond that which was disclosed in Part I, Item 1 — Competition of the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 10, 2004. As such, the Company continues to believe that tariffs imposed on wooden bedroom furniture imported from China will not have a material adverse effect on its consolidated financial condition or results of operations.

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

        As of September 30, 2004, the Company has one debt instrument outstanding with a variable interest rate. This debt instrument has a principal balance of $4.6 million and matures in October 2004. Based on the principal balance outstanding during the period, a one-percentage point increase in the variable interest rate would not have had a material impact on the Company’s consolidated results of operations.

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

Item 4.  Controls and Procedures

        Ethan Allen’s management, including the Chairman of the Board and Chief Executive Officer (“CEO”) and the Vice President-Finance (“VPF”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company (including its consolidated subsidiaries), which is required to be included in the Company’s periodic filings under the Exchange Act, has been made known to them in a timely manner.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

        There has been no material change to the matters discussed in Part I, Item 3 — Legal Proceedings in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 10, 2004.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        Certain information regarding purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended September 30, 2004 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (d)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (d)
July 2004 (a)	312,000	$34.83	312,000	1,543,100
August 2004 (b)	150,000	$34.48	150,000	1,393,100
September 2004 (c)	162,500	$35.21	162,500	1,230,600

Total	624,500	$34.85	624,500

(a)	Purchased in ten separate open market transactions on ten different days.
(b)	Purchased in three separate open market transactions on three different days.
(c)	Purchased in six separate open market transactions on six different days.
(d)	On November 21, 2002, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 2,000,000 shares of its common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. On April 27, 2004, the Board of Directors increased the remaining authorization to 2.5 million shares. Subsequent to September 30, 2004 and through November 4, 2004, the Company repurchased, in 10 separate open market transactions, an additional 477,000 shares of its common stock at a total cost of $16,595,872, representing an average price per share of $34.79.

Item 3.  Defaults Upon Senior Securities

        None.

Item 4.  Submission of Matters to a Vote of Security Holders

        None.

Item 5.  Other Information

        None.

Item 6.  Exhibits

Exhibit Number		Description
*	31.1	Rule 13a-14(a) Certification of Principal Executive Officer
*	31.2	Rule 13a-14(a) Certification of Principal Financial Officer
*	32.1	Section 1350 Certification of Principal Executive Officer
*	32.2	Section 1350 Certification of Principal Financial Officer

*	Filed herewith.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHAN ALLEN INTERIORS INC.
(Registrant)

DATE: November 5, 2004	BY:/s/ M. Farooq Kathwari M. Farooq Kathwari Chairman, President and Chief Executive Officer (Principal Executive Officer)

DATE: November 5, 2004	BY:/s/ Jeffrey Hoyt Jeffrey Hoyt Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer