Form 10-Q
period 2004-12-31
ETHAN ALLEN INTERIORS INC
filed 2005-02-04
CIK 896156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2004

or

[   ]      TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

Commission File Number:	1-11692

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

At December 31, 2004, there were 35,497,507 shares
of Class A Common Stock, par value $.01, outstanding.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2004	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$33,045	$27,528
Accounts receivable, less allowance for doubtful accounts of $2,056 at December 31, 2004 and $2,194
at June 30, 2004	21,172	26,967
Inventories (note 4)	171,117	186,895
Prepaid expenses and other current assets	33,418	28,166
Deferred income taxes	25,386	26,026

Total current assets	284,138	295,582
Property, plant and equipment, net	274,542	277,021
Intangible assets (notes 6 and 7)	80,980	80,038
Other assets	3,163	1,790

Total assets	$642,823	$654,431

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$80	$4,712
Customer deposits	51,658	56,026
Accounts payable	19,957	22,222
Accrued compensation and benefits	28,156	27,950
Accrued expenses and other current liabilities (note 5)	29,760	25,779

Total current liabilities	129,611	136,689
Long-term debt	4,471	4,509
Other long-term liabilities	1,037	1,205
Deferred income taxes	51,782	51,248

Total liabilities	186,901	193,651
Shareholders' equity:
Class A common stock, par value $.01, 150,000,000 shares authorized; 45,854,962 shares issued at December 31, 2004 and 45,812,032 shares issued at June 30, 2004	458	458
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at December 31, 2004 and June 30, 2004	-	-
Preferred stock, par value $.01, 1,055,000 shares authorized; no shares issued and outstanding at December 31, 2004 and June 30, 2004	-	-
Additional paid-in capital	291,175	289,707

	291,633	290,165
Less: Treasury stock (at cost), 10,357,455 shares at December 31, 2004 and 9,255,955 shares at June 30, 2004	(282,382)	(244,026)
Retained earnings	445,488	414,041
Accumulated other comprehensive income (note 10)	1,183	600

Total shareholders' equity	455,922	460,780

Total liabilities and shareholders' equity	$642,823	$654,431

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net sales	$245,252	$241,150	$475,598	$463,915
Cost of sales	125,796	124,871	245,749	239,193

Gross profit	119,456	116,279	229,849	224,722
Operating expenses:
Selling	46,676	41,221	89,889	85,830
General and administrative	36,041	35,946	72,153	71,468
Restructuring and impairment charges (note 5)	(52)	-	(219)	(264)

Total operating expenses	82,665	77,167	161,823	157,034

Operating income	36,791	39,112	68,026	67,688
Interest and other miscellaneous income, net	1,301	737	1,246	2,948
Interest and other related financing costs	138	167	287	308

Income before income taxes	37,954	39,682	68,985	70,328
Income tax expense	14,688	15,284	26,790	26,991

Net income	$23,266	$24,398	$42,195	$43,337

Per share data (note 9):
Basic earnings per common share:
Net income per basic share	$0.65	$0.65	$1.18	$1.16

Basic weighted average common shares	35,601	37,269	35,906	37,248
Diluted earnings per common share:
Net income per diluted share	$0.64	$0.64	$1.15	$1.13

Diluted weighted average common shares	36,564	38,420	36,831	38,333

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (In thousands)

	Six Months Ended December 31,
	2004	2003
Operating activities:
Net income	$42,195	$43,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,326	10,505
Compensation expense (benefit) related to restricted stock award	253	170
Provision (benefit) for deferred income taxes	1,174	1,445
Restructuring and impairment charges (credits)	(219)	(264)
(Gain) loss on disposal of property, plant and equipment	(1,273)	(1,608)
(Gain) loss on sale of retail stores	(627)	-
Other	22	48
Change in assets and liabilities, net of the
effects of acquired and divested businesses:
Accounts receivable	5,666	3,900
Inventories	14,133	12,629
Prepaid expenses and other current assets	(1,159)	3,371
Other assets	(657)	477
Customer deposits	(4,474)	(1,458)
Accounts payable	(1,207)	3,687
Accrued expenses and other current liabilities	2,745	756
Other long-term liabilities	(90)	(459)

Net cash provided by operating activities	66,808	76,536

Investing activities:
Proceeds from the disposal of property, plant and equipment	4,114	5,274
Proceeds from the sale of retail stores	2,094	-
Capital expenditures	(15,416)	(9,241)
Acquisitions	(750)	-
Other	379	61

Net cash used in investing activities	(9,579)	(3,906)

Financing activities:
Payments on long-term debt and capital leases	(4,676)	(905)
Net proceeds from issuance of common stock	903	1,494
Dividends paid	(9,062)	(6,518)
Payments to acquire treasury stock	(39,102)	-

Net cash used in financing activities	(51,937)	(5,929)
Effect of exchange rate changes on cash	225	(83)

Net increase (decrease) in cash and cash equivalents	5,517	66,618
Cash and cash equivalents - beginning of year	27,528	81,856

Cash and cash equivalents - end of period	$33,045	$148,474

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Six Months Ended December 31, 2004
(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at June 30, 2004	$458	$289,707	$(244,026)	$600	$414,041	$460,780

Issuance of 42,930 shares of common stock upon the exercise of stock options and restricted stock award compensation	-	1,156	-	-	-	1,156

Purchase of treasury stock	-	-	(38,356)	-	-	(38,356)
Tax benefit associated with the exercise of employee stock options	-	312	-	-	-	312

Dividends declared on common stock	-	-	-	-	(10,748)	(10,748)

Other comprehensive income (note 10)	-	-	-	583	-	583
Net income	-	-	-	-	42,195	42,195

Total comprehensive income						42,778

Balance at December 31, 2004	$458	$291,175	$(282,382)	$1,183	$445,488	$455,922

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

(2)        Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 by requiring more prominent pro-forma disclosures in both the annual and interim financial statements. The following table, which addresses the disclosure requirements of SFAS No. 148, illustrates the effect on net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in each period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company employs the Black-Scholes option-pricing model for purposes of estimating the fair value of stock options granted.

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share data)	2004	2003	2004	2003
Net income as reported	$23,266	$24,398	$42,195	$43,337

Add: Stock-based employee compensation expense (benefit) included in reported net income, net of related tax effects	107	64	155	105
Deduct: Stock-based employee compensation expense determined under the fair value- based method for all awards granted since July 1, 1995, net of related tax effects	(1,766)	(1,337)	(3,365)	(2,343)

Pro forma net income	$21,607	$23,125	$38,985	$41,099

Net income per share:
Basic - as reported	$0.65	$0.65	$1.18	$1.16

Basic - pro forma	$0.61	$0.62	$1.09	$1.10

Diluted - as reported	$0.64	$0.64	$1.15	$1.13

Diluted - pro forma	$0.59	$0.61	$1.07	$1.08

(4)       Inventories

Inventories at December 31, 2004 and June 30, 2004 are summarized as follows (in thousands):

	December 31, 2004	June 30, 2004
Finished goods	$129,181	$148,240
Work in process	10,153	10,840
Raw materials	31,783	27,815

	$171,117	$186,895

Inventories are presented net of a related valuation allowance of $3.5 million at December 31, 2004 and $3.2 million at June 30, 2004.

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

During the three months ended December 31, 2004, the final cash payments related to these plant closings were made. In addition, adjustments totaling $0.1 million were

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

recorded to reverse the remaining previously established accruals which were no longer deemed necessary. As of December 31, 2004, all related accruals have been reduced to zero.

(6)       Business Acquisitions

During the three months ended December 31, 2004, the Company acquired one Ethan Allen retail store from an independent retailer for total consideration of approximately $0.8 million. As a result of this acquisition, the Company (i) recorded additional inventory of $0.6 million and other assets of $0.1 million, and (ii) assumed customer deposits of $0.5 million and accounts payable and other liabilities of $0.1 million. Goodwill associated with this acquisition totaled $0.6 million and represents the premium paid to the seller related to the acquired business (i.e. market presence) and other fair value adjustments to the assets acquired and liabilities assumed.

A summary of the Company’s allocation of purchase price is provided below (in thousands):

Nature of acquisition	1 store
Total consideration	$825
Assets acquired and
liabilities assumed:
Inventory	631
PP&E and other assets	128
Customer deposits	(523)
A/P and other liabilities	(50)

Goodwill	$639

No acquisitions occurred during the three or six months ended December 31, 2003.

(7)       Goodwill and Other Intangible Assets

On July 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As of December 31, 2004, the Company had goodwill, including product technology, of $61.3 million and other identifiable intangible assets of $19.7 million. Comparable balances as of June 30, 2004 were $60.3 million and $19.7 million, respectively.

Goodwill in the wholesale and retail segments was $27.5 million and $33.8 million, respectively, at December 31, 2004 and $27.5 million and $32.8 million, respectively, at June 30, 2004. The wholesale segment, at both dates, includes additional intangible assets of $19.7 million. These assets represent Ethan Allen trade names which are considered to have indefinite useful lives.

In accordance with Statement 142, the Company does not amortize goodwill and other intangible assets but, rather, evaluates such assets for impairment at the reporting unit level on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. The Company conducts its required annual impairment test during the fourth quarter of each fiscal year.

(8)       Litigation

The Company and its subsidiaries are subject to various environmental laws and regulations. Under these laws, the Company and/or its subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of December 31, 2004, the Company and/or its subsidiaries has been named as a potentially responsible party (“PRP”) with respect to the remediation of four active sites currently listed, or proposed for inclusion, on the National Priorities List (“NPL”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (“CERCLA”). The sites are located in Lyndonville, Vermont; Southington, Connecticut; High Point, North Carolina; and Atlanta, Georgia.

With respect to the Lyndonville, Vermont site, the Company has substantially resolved its liability by completing remedial construction activities. The Company continues to work with the U.S. Environmental Protection Agency (“EPA”) and has obtained its certificate of construction completion, subject to certain limited conditions.The Company does not anticipate incurring significant costs with respect to the Southington, Connecticut and High Point, North Carolina sites as it believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at those sites. Specifically, with respect to the Southington site, the Company’s volumetric share is less than 1% of over 51 million gallons disposed of at the site and there are more than 1,000 PRPs. With respect to the High Point site, the Company’s volumetric share is less than 1% of over 18 million gallons disposed of at the site and there are more than 2,000 PRPs, including 1,100 “de-minimis” parties (of which Ethan Allen is one). With respect to the Atlanta site, a former solvent recycling/reclamation facility, the Company’s volumetric share is currently under review, but it is believed to consist of less than 1% of over 20 million gallons disposed of at the site by more than 1,700 PRPs. In all three cases, the other PRPs consist of local, regional, national and multi-national companies.

Liability under CERCLA may be joint and several. As such, to the extent certain named PRPs are unable, or unwilling, to accept responsibility and pay their apportioned costs, the Company could be required to pay in excess of its’ pro rata share of incurred remediation costs. The Company’s understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of the Company’s estimated liability.

In addition, in July 2000, the Company was notified by the State of New York (the “State”) that it may be named a PRP in a separate, unrelated matter with respect to a site located in Carroll, New York. To date, no further notice has been received from the State and an initial environmental study has not yet been conducted at this site.

As of December 31, 2004, the Company believes that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.

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

Regulations issued under the Clean Air Act Amendments of 1990 required the industry to reformulate certain furniture finishes or institute process changes to reduce emissions of volatile organic compounds. Compliance with many of these requirements has been facilitated through the introduction of high solids coating technology and alternative formulations. In addition, the Company has instituted a variety of technical and procedural controls, including reformulation of finishing materials to reduce toxicity, implementation of high velocity low pressure spray systems, development of storm water protection plans and controls, and further development of related inspection/audit teams, all of which have served to reduce emissions per unit of production. Ethan Allen remains committed to implementing new waste minimization programs and/or enhancing existing programs with the objective of (i) reducing the

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

total volume of waste, (ii) limiting the liability associated with waste disposal, and (iii) continuously improving environmental and job safety programs on the factory floor which serve to minimize emissions and safety risks for employees. The Company will continue to evaluate the most appropriate, cost effective, control technologies for finishing operations and design production methods to reduce the use of hazardous materials in the manufacturing process.

(9)        Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Weighted average common shares outstanding for basic calculation	35,601	37,269	35,906	37,248
Effect of dilutive stock options and awards	963	1,151	925	1,085

Weighted average common shares outstanding, adjusted for diluted calculation	36,564	38,420	36,831	38,333

As of December 31, 2004 and 2003, stock options to purchase 99,579 and 9,506 shares of common stock, respectively, had exercise prices which exceeded the average market price of the Company’s common stock for the corresponding period. These options have been excluded from the respective diluted earnings per share calculation as their impact is anti-dilutive.

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

The Company’s accumulated other comprehensive income, which is attributable solely to foreign currency translation adjustments, was $1.2 million at December 31, 2004 and $0.6 million at June 30, 2004. These amounts are the result of changes in foreign currency exchange rates related to the operations of 5 Ethan Allen-owned retail stores located in Canada. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Within the wholesale segment, the Company maintains revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other). A breakdown of wholesale sales by these product lines for the three and six months ended December 31, 2004 and 2003 is provided below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Case Goods	49%	52%	50%	52%
Upholstered Products	37	35	36	34
Home Accessories and Other	14	13	14	14

	100%	100%	100%	100%

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

The following table presents segment information for the three and six months ended December 31, 2004 and 2003 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net Sales:
Wholesale segment	$161,335	$163,704	$322,650	$322,623
Retail segment	155,830	149,611	297,540	282,267
Elimination of inter-company sales	(71,913)	(72,165)	(144,592)	(140,975)

Consolidated Total	$245,252	$241,150	$475,598	$463,915

Operating Income:
Wholesale segment	$26,806	$30,242	$55,106	$57,218
Retail segment	6,160	6,017	9,359	6,222
Elimination of inter-company profit (1)	3,825	2,853	3,561	4,248

Consolidated Total	$36,791	$39,112	$68,026	$67,688

Capital Expenditures:
Wholesale segment	$1,724	$1,839	$3,018	$3,707
Retail segment	6,212	3,392	12,398	5,534
Acquisitions (2)	696	-	750	-

Consolidated Total	$8,632	$5,231	$16,166	$9,241

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Total Assets:	December 31, 2004	June 30, 2004
Wholesale segment	$379,221	$383,521
Retail segment	291,123	301,627
Inventory profit elimination (3)	(27,521)	(30,717)

Consolidated Total	$642,823	$654,431

(1)	Represents the change in the elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned store inventory existing at the end of the period. See item 3 below.
(2)	For the three and six months ended December 31, 2004, acquisitions include the purchase of 1 retail store. There were no acquisitions completed during the three or six months ended December 31, 2003.
(3)	Represents the embedded wholesale profit contained in Ethan Allen-owned store inventory that has not yet been realized. These profits are realized when the related inventory is sold.

At December 31, 2004, there were 31 Ethan Allen retail stores located outside the United States, of which 26 were independently-owned. The Company’s net sales derived from sales to non-domestic, independently-owned retail stores totaled less than 2% of consolidated sales for the three and six month periods ended December 31, 2004 and 2003.

(12)     Subsequent Events

The Company has been authorized by its Board of Directors to repurchase its common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. As of December 31, 2004, the Company had a remaining Board authorization to purchase 2.0 million shares. Subsequent to December 31, 2004 and through February 3, 2005, the Company repurchased, in five separate open market transactions, an additional 188,000 shares of its common stock at a total cost of $6.7 million, representing an average price per share of $35.70. All of the Company’s common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity.

(13)      Recent Accounting Pronouncements

In November 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations. EITF 03-13 provides guidance to be used in evaluating whether the criteria in paragraph 42 of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, have been met for purposes of classifying the results of operations of a component of an entity that either has been disposed of or is classified as held for sale as discontinued operations. The model set forth within the Issue assists in evaluating (i) which cash flows should be considered in the determination of whether cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity, and (ii) the types of continuing involvement that constitute significant continuing involvement in the operations of the disposal component. The consensus is effective for components classified as held for sale or disposed of in fiscal periods beginning after December 15, 2004. The Company does not anticipate that the adoption of EITF 03-13 will have a significant impact on the Company’s consolidated financial position, liquidity, or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, serving to amend Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), requiring that such items be recognized as current-period charges regardless of whether they meet the ‘so abnormal’ criterion previously outlined in ARB No. 43. The standard also introduces the concept of ‘normal capacity’ and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

overheads must be recognized as an expense in the period in which they are incurred. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (fiscal 2006 for the Company). The Company has not yet determined the impact, if any, of adopting this standard on the Company’s consolidated financial position, liquidity, and results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, requiring compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award, typically the vesting period. Statement 123(R) is effective as of the first interim or annual reporting period beginning after June 15, 2005. The Company has not yet determined the impact, if any, of adopting this standard on the Company’s consolidated financial position, liquidity, and results of operations.

In December 2004, the FASB staff issued FASB Staff Position (“FSP”) FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The FSP states that the manufacturers’ deduction provided for under the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the Company’s tax return, and not by adjusting deferred tax assets and liabilities in the period of the Act’s enactment (which would be the case if the deduction for qualified production activities were treated as a change in enacted tax rates). The FSP was effective upon issuance. However, the provisions of the Act are not effective for the Company until its 2005 tax year which begins on July 1, 2005. As such, the Company is still reviewing the provisions of the Act, as well as the guidance provided in FSP FAS 109-1, in order to determine the impact, if any, on the Company’s consolidated financial position, liquidity, and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29. The Statement amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets and, instead, replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is deemed to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adoption of SFAS No. 153 will have a significant impact on the Company’s consolidated financial position, liquidity, or results of operations.

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

        Other Loss Reserves – The Company has a number of other potential loss exposures incurred in the ordinary course of business such as environmental claims, product liability, litigation, tax liabilities, restructuring charges, and the recoverability of deferred income tax benefits. Establishing loss reserves for these matters requires management’s estimate and judgment with regard to maximum risk exposure and ultimate liability or realization. As a result, these estimates are often developed with the Company’s counsel, or other appropriate advisors, and are based on management’s current understanding of the underlying facts and circumstances. Because of uncertainties related to the ultimate outcome of these issues or the possibilities of changes in the underlying facts and circumstances, additional charges (or credits) related to these matters could be required in the future.

Results of Operations

        Ethan Allen’s revenues are comprised of (i) wholesale sales to independently-owned and Company-owned retail stores and (ii) retail sales of Company-owned stores. See Note 11 to the Company’s Consolidated Financial Statements for the three and six months ended December 31, 2004 and 2003.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

        The components of consolidated revenue and operating income were as follows (in millions):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Revenue:
Wholesale segment	$161.3	$163.7	$322.7	$322.6
Retail segment	155.8	149.6	297.5	282.3
Elimination of inter-company sales	(71.9)	(72.1)	(144.6)	(141.0)

Consolidated Revenue	$245.2	$241.2	$475.6	$463.9

Operating Income:
Wholesale segment	$26.8	$30.2	$55.1	$57.2
Retail segment	6.2	6.0	9.3	6.2
Elimination of inter-company profit(1)	3.8	2.9	3.6	4.3

Consolidated Operating Income	$36.8	$39.1	$68.0	$67.7

(1)	Adjustment represents the change in the elimination entry for profit in ending inventory.

Quarter Ended December 31, 2004 Compared to Quarter Ended December 31, 2003

        Consolidated revenue for the three months ended December 31, 2004 increased by $4.0 million, or 1.7%, to $245.2 million, from $241.2 million for the three months ended December 31, 2003. Net sales for the period reflect the delivery of product associated with booked orders and related backlog existing as of the end of the preceding quarter. The increase in net sales for the period was due, primarily, to the continued expansion and strategic re-positioning of the Company’s retail segment and the success of recent product introductions. These increases were partially offset by a decrease in wholesale sales volume as a result of the decline in the related incoming order rate noted during the first quarter of fiscal 2005.

        Total wholesale revenue for the second quarter of fiscal 2005 decreased by $2.4 million, or 1.4%, to $161.3 million from $163.7 million in the second quarter of fiscal 2004. The decrease was attributable to the decline in the incoming order rate noted during the prior quarter, particularly within the Company’s case goods operations, as compared to the same period in the prior year. This decrease was partially offset by increased revenue attributable to increased throughput within the Company’s upholstery operations and improved service position, resulting in shorter delivery cycle times, within certain imported product lines.

        Total retail revenue from Ethan Allen-owned stores for the three months ended December 31, 2004 increased by $6.2 million, or 4.2%, to $155.8 million from $149.6 million for the three months ended December 31, 2003. The increase in retail sales by Ethan Allen-owned stores was attributable to an increase in sales generated by newly opened (including relocated) or acquired stores of $6.0 million, and an increase in comparable store delivered sales of $2.5 million, or 1.8%, partially offset by a decrease resulting from sold and closed stores, which generated $2.3 million fewer sales in the second quarter of fiscal 2005 as compared to the same period in fiscal 2004. The number of Ethan Allen-owned stores increased to 124 as of December 31, 2004 as compared to 121 as of December 31, 2003. During the twelve months ended December 31, 2004, the Company acquired 5 stores from, and sold 3 stores to, independent retailers, closed 3 stores, and opened 1 store. The Company-owned store count at December 31, 2004 also reflects the net addition of 3 stores stemming from Ethan Allen’s acquisition of the 25% minority interest in a joint venture previously established in 1998 between the Company and an independent retailer. While the operations of these stores have been reflected in the Company’s consolidated financial statements since inception of the joint venture as a result of the Company’s 75% majority ownership, the stores were not previously included in the Company’s store count due to the fact that they were independently managed.

        Comparable stores are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

during the first three months of operations of newly opened stores. Stores acquired from retailers by Ethan Allen are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.

        Total booked orders, which include wholesale orders and written business of Ethan Allen-owned retail stores, increased 4.7% from the prior year quarter. Quarter-over-quarter, wholesale orders increased 3.5% while Ethan Allen-owned store written business increased 8.2% and comparable store written business increased 5.7%. The increase in retail written sales during the current quarter was likely attributable to improvements in consumer confidence noted since completion of the November election, the continued expansion and re-positioning of the Company’s retail segment, and increased distribution of the “Furnishing Solutions by Ethan Allen” direct mail magazine. During the quarter, the Company distributed over 11 million copies of the magazine, representing a 33% increase over historical levels for the period.

        Gross profit increased during the quarter to $119.5 million from $116.3 million in the prior year comparable quarter. The $3.2 million, or 2.7%, increase in gross profit was primarily attributable to (i) an increase in total sales volume, including a higher proportionate share of retail sales to total sales (64% in the current quarter compared to 62% in the prior year quarter), and (ii) a reduction in costs associated with excess capacity at the Company’s manufacturing facilities. These favorable variances were partially offset by (i) ordinary inefficiencies experienced within the Company’s case goods operations associated with the production of first cuts for new collections, and (ii) the increased cost of selected raw materials, namely lumber, foam, plywood, and steel. Consolidated gross margin increased to 48.7% in the second quarter of fiscal 2005 from 48.2% in the prior year quarter as a result, primarily, of the factors identified previously.

        Operating expenses increased $5.5 million, or 7.1%, to $82.7 million, or 33.7% of net sales, in the current year quarter from $77.2 million, or 32.0% of net sales, in the prior year quarter. This increase was primarily attributable to the continued growth of the retail segment and the higher proportionate share of retail sales to total sales in the current quarter as compared to the prior year quarter. This expansion has resulted in higher costs associated with designer salaries and commissions, credit card fees, occupancy, delivery and warehousing, other managerial salaries and benefits, and advertising. In addition, advertising costs within the wholesale segment increased during the quarter, primarily related to the increased distribution of the Company’s direct mail magazine. These increases were partially offset by cost savings attributable to the closure of selected plant locations in recent periods.

        Operating income for the three months ended December 31, 2004 was $36.8 million, or 15.0% of net sales, compared to $39.1 million, or 16.2% of net sales, for the three months ended December 31, 2003. This represents a decrease of $2.3 million, and was primarily attributable to the higher operating expenses referred to previously, partially offset by the overall increase in gross profit noted during the period.

        Total wholesale operating income for the second quarter of fiscal 2005 was $26.8 million, or 16.6% of net sales, as compared to $30.2 million, or 18.5% of net sales, in the comparable prior year quarter. The decrease of $3.4 million, or 11.4%, was primarily attributable to (i) ordinary inefficiencies experienced within the Company’s case goods operations associated with the production of first cuts for new collections, (ii) the increased cost of selected raw materials, namely lumber, foam, plywood, and steel, (iii) an increase in selling expenses, primarily related to the increased distribution of the Company’s direct mail magazine, and (iv) the decrease in wholesale sales volume. These decreases were partially offset by a reduction in costs associated with excess capacity at the Company’s manufacturing facilities, and cost savings attributable to the closure of selected plant locations in recent periods.

        Operating income for the retail segment increased $0.2 million to $6.2 million for the second quarter of fiscal 2005, as compared to $6.0 million in the prior year period. Operating income amounted to 4.0% of net sales in both periods. The increase in retail operating income generated by Ethan Allen-owned stores was primarily attributable to an

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

increase in sales volume and the gain associated with the sale of three Company-owned stores to independent Ethan Allen retailers, partially offset by higher operating expenses related to the continued expansion of the retail network.

        Interest and other miscellaneous income, net for the current quarter increased $0.6 million, to $1.3 million, from $0.7 million in the prior year quarter. The increase was the result of additional income recorded in the current year in connection with the sale of real estate, partially offset by a decrease in interest income associated with the lower cash balances maintained during the current period.

        Income tax expense for the three months ended December 31, 2004 was $14.7 million as compared to $15.3 million for the three months ended December 31, 2003. The Company’s effective tax rate for the current quarter was 38.7%, up from 38.5% in the prior year quarter. The slightly higher effective tax rate is the result of recently-enacted changes within certain state tax legislation, and increased state income tax liability arising in connection with the operation of a greater number of Company-owned stores, some of which are located in new jurisdictions.

        The Company recorded net income of $23.3 million for the quarter ended December 31, 2004, as compared to $24.4 million in the prior year quarter. Net income per diluted share totaled $0.64 for both periods.

Six Months Ended December 31, 2004 Compared to Six Months Ended December 31, 2003

        Consolidated revenue for the six months ended December 31, 2004 increased by $11.7 million, or 2.5%, to $475.6 million, from $463.9 million for the six months ended December 31, 2003. Net sales for the period reflect the delivery of product associated with booked orders and related backlog existing as of the beginning of the period. The increase in net sales for the period was due, primarily, to the continued expansion and strategic re-positioning of the Company’s retail segment and the success of recent product introductions, partially offset, to some degree, by full implementation of the Company’s “everyday value” pricing strategy.

        Total wholesale revenue for the first six months of fiscal 2005 remained relatively unchanged at $322.7 million when compared to the prior year comparable period. The flat year-over-year results were attributable to a decline in case goods sales volume, offset by increased throughput within the Company’s upholstery operations, and improved service position, resulting in shorter delivery cycle times, within certain imported product lines.

        Total retail revenue from Ethan Allen-owned stores for the six months ended December 31, 2004 increased by $15.2 million, or 5.4%, to $297.5 million from $282.3 million for the six months ended December 31, 2003. The increase in retail sales by Ethan Allen-owned stores was attributable to an increase in sales generated by newly opened (including relocated) or acquired stores of $11.0 million, and an increase in comparable store delivered sales of $8.7 million, or 3.3%, partially offset by a decrease resulting from sold and closed stores, which generated $4.4 million fewer sales during the first six months of fiscal 2005 as compared to the same period in fiscal 2004.

        Total booked orders for the first six months of the current fiscal year, which include wholesale orders and written business of Ethan Allen-owned retail stores, decreased 2.1% from the prior year period. Year-over-year, wholesale orders decreased 4.1% while Ethan Allen-owned store written business increased 3.8% and comparable store written business increased 1.8%. The increase in retail written sales was likely attributable to improvements in consumer confidence, the continued expansion and re-positioning of the Company’s retail segment, and increased distribution of the “Furnishing Solutions by Ethan Allen” direct mail magazine.

        Gross profit increased during the six month period ended December 31, 2004 to $229.8 million from $224.7 million in the prior year comparable period. The $5.1 million, or 2.3%, increase in gross profit was primarily attributable to (i) an increase in total sales volume, including a higher proportionate share of retail sales to total sales (63%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

in the current period compared to 61% in the prior year period), and (ii) a reduction in costs associated with excess capacity at the Company’s manufacturing facilities. These favorable variances were partially offset by (i) ordinary inefficiencies experienced within the Company’s case goods operations associated with the production of first cuts for new collections, (ii) the increased cost of selected raw materials, namely lumber, foam, plywood, and steel, and (iii) full implementation of the Company’s “everyday pricing” program. Consolidated gross margin decreased slightly to 48.3% in the first six months of fiscal 2005 from 48.4% in the prior year comparable period as a result, primarily, of the factors identified previously.

        Operating expenses increased $4.8 million, or 3.0%, to $161.8 million, or 34.0% of net sales, in the current year period from $157.0 million, or 33.8% of net sales, in the prior year period. This increase was primarily attributable to the continued growth of the retail segment and the higher proportionate share of retail sales to total sales in the current period as compared to the prior year period. This expansion has resulted in higher costs associated with designer salaries and commissions, credit card fees, occupancy, delivery and warehousing, and other managerial salaries and benefits. In addition, advertising costs within the wholesale segment increased during the period, primarily related to the increased distribution of the Company’s direct mail magazine. These increases were partially offset by lower expenditures related to national television advertising, and cost savings attributable to the closure of selected plant locations in recent periods.

        Operating income for the six months ended December 31, 2004 was $68.0 million, or 14.3% of net sales, compared to $67.7 million, or 14.6% of net sales, for the six months ended December 31, 2003. This represents an increase of $0.3 million, and was primarily attributable to the overall increase in gross profit noted during the period, partially offset by the higher operating expenses referred to previously.

        Total wholesale operating income for the first six months of fiscal 2005 was $55.1 million, or 17.1% of net sales, as compared to $57.2 million, or 17.7% of net sales, in the comparable prior year period. The decrease of $2.1 million, or 3.7%, was primarily attributable to (i) ordinary inefficiencies experienced within the Company’s case goods operations associated with the production of first cuts for new collections, (ii) the increased cost of selected raw materials, namely lumber, foam, plywood, and steel, (iii) an increase in selling expenses, primarily related to the increased distribution of the Company’s direct mail magazine, and (iv) full implementation of the Company’s “everyday pricing” program. These factors were partially offset by lower expenditures related to national television advertising, a reduction in excess capacity at the Company’s manufacturing facilities, and cost savings attributable to the closure of selected plant locations in recent periods.

        Operating income for the retail segment increased $3.1 million to $9.3 million, or 3.1% of net sales, for the first six months of fiscal 2005, as compared to $6.2 million, or 2.2% of net sales, in the prior year period. The increase in retail operating income generated by Ethan Allen-owned stores was primarily attributable to increased sales volume, partially offset by higher operating expenses related to the continued expansion of the retail network.

        Interest and other miscellaneous income, net for the current six month period decreased $1.7 million, to $1.2 million, from $2.9 million in the prior year period. The decrease was the result of (i) the favorable settlement of an outstanding legal matter recorded during the prior year period, (ii) a decrease in interest income associated with the lower cash balances maintained during the current period, and (iii) an increase in the Company’s share of losses incurred in connection with its United Kingdom joint venture with MFI Furniture Group Plc.

        Income tax expense for the six months ended December 31, 2004 was $26.8 million as compared to $27.0 million for the six months ended December 31, 2003. The Company’s effective tax rate for the current quarter was 38.8%, up from 38.4% in the prior year quarter. The higher effective tax rate is the result of recently-enacted changes within certain state tax legislation, and increased state income tax liability arising in

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

connection with the operation of a greater number of Company-owned stores, some of which are located in new jurisdictions.

        The Company recorded net income of $42.2 million for the first six months of fiscal 2005 as compared to $43.3 million in the prior year comparable period. Net income per diluted share totaled $1.15 for the current period and $1.13 per diluted share in the prior year period.

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

        As of December 31, 2004, the Company maintained cash and short-term investments totaling $33.0 million and outstanding debt and capital lease obligations totaling $4.6 million. The current and long-term portions of the Company’s outstanding debt and capital lease obligations totaled $0.1 million and $4.5 million, respectively, at that date. The Company had no revolving loans outstanding under the credit facility as of December 31, 2004, and trade and standby letters of credit outstanding under the facility at that date totaled $15.7 million. Remaining available borrowing capacity under the facility was $84.3 million at December 31, 2004.

        Net cash provided by operating activities totaled $66.8 million for the first six months of fiscal 2005 as compared to $76.5 million for the first six months of fiscal 2004. The current period decrease of $9.7 million was principally the result of (i) changes in accounts payable ($4.8 million effect), resulting from the ordinary timing of related cash disbursements, including estimated quarterly income tax payments and treasury stock repurchases, (ii) changes in prepaid expenses and other current assets ($4.5 million effect), (iii) changes in customer deposits ($3.0 million effect), (iv) a decrease in net income ($1.1 million effect), and (v) changes in other assets ($1.1 million effect). These unfavorable variances were partially offset by (i) changes in accrued expenses ($2.0 million effect), (ii) additional cash collections related to outstanding accounts receivable ($1.8 million effect), and (iii) changes in inventories ($1.5 million effect).

        The decrease in inventory levels since June 2004 was the result, primarily, of a decline in finished goods and work-in-process inventories. The decrease in finished goods inventories was related, in part, to reductions within certain imported product lines, and is consistent with the increased sales volume noted for the six month period. The decline in work-in-process inventories is attributable to the consolidation of two manufacturing facilities, announced in April 2004, and the related phase-out of those plants’ production during the current period. These decreases were partially offset by an increase in raw material inventories resulting from the purchase of lumber, fabric, and purchased frames in anticipation of future production needs.

        Net cash used in investing activities totaled $9.6 million for the current six month period compared to $3.9 million in the prior year period. The current period increase of $5.7 million was due, primarily, to (i) a $6.2 million increase in capital spending, exclusive of acquisitions, to $15.4 million from $9.2 million in the prior year period, (ii) a $1.2 million decline in proceeds from the disposal of certain property, plant and equipment, and (iii) a $0.8 million increase in cash utilized to fund acquisition activity (1 retail store was acquired in the current period as compared to no stores acquired in the prior year period). These increases were partially offset by a $2.1 million increase in proceeds related to the sale of three Company-owned stores to independent Ethan Allen retailers. The current level of capital spending is principally attributable to (i) new store development and renovation, (ii) Company-wide technology initiatives, and (iii) improvements within the Company’s remaining manufacturing facilities. The Company anticipates that cash from operations will be sufficient to fund future capital expenditures.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

        Net cash used in financing activities totaled $51.9 million for the six months ended December 31, 2004 as compared to $5.9 million in the prior year period. The current period increase of $46.0 million was the result, primarily, of (i) an increase of $39.1 million in payments related to the acquisition of treasury stock, (ii) an increase in cash utilized to repay outstanding debt of $3.8 million, and (iii) a $2.5 million increase in cash utilized in the payment of dividends.

        On November 16, 2004, the Company declared a dividend of $0.15 per common share, payable on January 25, 2005, to shareholders of record as of January 10, 2005. The Company expects to continue to declare quarterly dividends for the foreseeable future.

        In addition to using available cash to fund changes in working capital, necessary capital expenditures, acquisition activity, the repayment of debt, and the payment of dividends, the Company has been authorized by its Board of Directors to repurchase its common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. The Company also retires shares of unvested restricted stock and, prior to June 30, 2002, repurchased shares of common stock from terminated or retiring employee’s accounts in the Ethan Allen Retirement Savings Plan. All of the Company’s common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity. During the six months ended December 31, 2004 and 2003, the Company repurchased and/or retired the following shares of its common stock:

	Six Months Ended December 31,
	2004(1)	2003
Common shares repurchased	1,101,500	-
Cost to repurchase common shares	$ 38,356,567	-
Average price per share	$34.82	-

(1)	The cost to repurchase shares during the first six months of fiscal year 2005 excludes $745,735 in treasury stock purchases with a June 2004 trade date and a July 2004 settlement date.

        For each of the periods presented above, the Company funded its purchases of treasury stock with existing cash on hand and cash generated through current period operations. On November 16, 2004, the Board of Directors increased the share purchase authorization to 2.0 million shares. As of December 31, 2004, the full Board authorization of 2.0 million shares remained.

         Subsequent to December 31, 2004 and through February 3, 2005, the Company repurchased, in five separate open market transactions, an additional 188,000 shares of its common stock at a total cost of $6.7 million, representing an average price per share of $35.70. All of the Company’s common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity.

        As of December 31, 2004, aggregate scheduled maturities of long-term debt, including capital lease obligations, for each of the next five fiscal years are: $0.2 million in fiscal 2006; $0.1 million in fiscal 2007; $0.1 million in fiscal 2008; $0.1 million in fiscal 2009; and $0.1 million in fiscal 2010. The balance of the Company’s long-term debt and capital lease obligations ($3.9 million) matures in fiscal years 2011 and thereafter. The Company believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements. As of December 31, 2004, the Company had working capital of $154.5 million and a current ratio of 2.19 to 1.

Off-Balance Sheet Arrangements and Other Commitments, Contingencies and Contractual Obligations

        Except as indicated below, the Company does not utilize or employ any off-balance sheet arrangements, including special-purpose entities, in operating its business. As such, the Company does not maintain any (i) retained or contingent interests, (ii)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Retailer-Related Guarantees

        Ethan Allen Inc. has obligated itself, on behalf of one of its independent retailers, with respect to a $1.5 million credit facility (the “Credit Facility”) comprised of a $1.1 million revolving line of credit and a $0.4 million term loan. This obligation requires the Company, in the event of the retailer’s default under the Credit Facility, to repurchase the retailer’s inventory, applying such purchase price to the retailer’s outstanding indebtedness under the Credit Facility. The Company’s obligation remains in effect for the life of the term loan which expires in April 2008. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this obligation is limited to the amount outstanding under the Credit Facility at the time of default (subject to pre-determined lending limits based on the value of the underlying inventory) and, as such, is not an estimate of future cash flows. No specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this obligation, except to the extent that the Company maintains the right to take title to the repurchased inventory. Management anticipates that the repurchased inventory could subsequently be sold through the Company’s retail store network. As of December 31, 2004, the amount outstanding under the Credit Facility totaled approximately $0.8 million, of which $0.6 million was outstanding under the revolving credit line. Management expects that, based on the underlying creditworthiness of the respective retailer, this obligation will expire without requiring funding by the Company. However, in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, a liability has been established to reflect the Company’s non-contingent obligation under this arrangement as a result of modifications made to the Credit Facility subsequent to January 1, 2003. As of December 31, 2004, the carrying amount of such liability is less than $50,000.

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

        The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this indemnification agreement is indeterminable as no such tax liability currently exists. Further, the nature, extent and magnitude of any such tax liability arising in the future as a result of an adverse tax judgment or change in applicable tax law cannot be estimated with any reasonable certainty. It should be further noted that no recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this indemnification agreement. Management expects, based on its current understanding of the applicable tax laws and the existing legal structure of the joint venture, subject to future changes in applicable laws and

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

regulations, this cross-indemnity agreement will expire without requiring funding by the Company. Accordingly, as of December 31, 2004, the carrying amount of the liability related to this indemnification agreement is zero.

Product Warranties

        The Company’s products, including its case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to five years and are provided based on terms that are generally accepted in the industry. All of the Company’s domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. The Company records provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and makes periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of the Company’s historical experience. The Company provides for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company’s historical experience. As of December 31, 2004, the Company’s product warranty liability totaled $1.5 million.

Recent Tax Legislation

        On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Company is currently reviewing the provisions of the Act in order to determine the impact, if any, on the Company’s consolidated financial condition, results of operations, and cash flows. See Note 13 to the Company’s Consolidated Financial Statements for the three and six months ended December 31, 2004 and 2003.

Business Outlook

        During the last twelve months, encouraging signs were noted which appeared to indicate that improved levels of consumer confidence and a strengthening of the economy were emerging and were, for the most part, sustainable. More specifically, within the last six months, the U.S. economy appears to have benefited from positive employment trends and an interest rate environment which continues to be favorable. As such, we continue to believe that the business outlook for the Company is promising.

        With the uncertainty surrounding the recent Presidential election now resolved, we believe that further economic growth is likely. A combination of the aforementioned factors over the course of the past year appears to have had some degree of positive effect on consumer spending habits, as is reflected in the Company’s incoming order trends noted during much of that time. We anticipate that consumer confidence and discretionary spending will return to the levels noted during the fourth quarter of calendar year 2003 and the first quarter of calendar year 2004. If these apparent signs of economic recovery continue and, again, prove to be sustainable, we believe the longer-term outlook is promising as well.

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

        We continue to believe that there is considerable interest on the part of consumers to invest in their homes. We also believe that this interest has, until recently, been restrained by such factors as high unemployment, sluggish consumer confidence levels and the fact that many home buyers stretched themselves financially to purchase as much home

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

as possible, taking advantage of the historically low rate environment. As the economy improves and this interest in home decorating continues to emerge, as we anticipate it will, we believe we will be well positioned to take advantage of the long-awaited increase in demand as a result of (i) our established brand, (ii) our comprehensive complement of home decorating solutions, and (iii) our vertically-integrated business model.

        The industry, however, remains extremely competitive with domestic manufacturers now facing increased pricing pressure as a result of the continued development of manufacturing capabilities in other countries, specifically within Asia. In response to these pressures, The American Furniture Manufacturers Committee for Legal Trade (the “Committee”) filed, in July 2003, an anti-dumping petition with the U.S. Department of Commerce (“DOC”) and the International Trade Commission (“ITC”) seeking tariff protection, for U.S. manufacturers, on wooden bedroom furniture imported from China. In December 2004, upon completion of an eighteen month investigation into the matter, the DOC announced its final, amended anti-dumping margins on the subject merchandise. This followed an affirmative vote from the ITC that imports of Chinese wooden bedroom furniture have resulted in material injury to the U.S. furniture manufacturing industry, allowing the DOC to issue an anti-dumping order and instructing U.S. Customs and Border Protection to collect cash deposits on entries of the subject merchandise at the applicable dumping duty rate.

        As a result of the DOC final ruling, one of Ethan Allen’s suppliers was assigned a tariff rate of 6.65% while the other was assigned a “de-minimis” rate of 0.83%. Companies assigned a “de-minimis” dumping margin (i.e. any rate <2%) will not have duties applied to their products. The Company currently estimates that less than 5% of wholesale revenues are generated by sales of wooden bedroom furniture produced in China. As such, the Company believes that the tariffs imposed on wooden bedroom furniture imported from China will not have a material adverse effect on its consolidated financial condition or results of operations.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        The Company is exposed to interest rate risk primarily through its borrowing activities. The Company’s policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements and long-term debt is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. As of December 31, 2004, the Company has no debt instruments outstanding with variable interest rates.

        The Company’s exposure to foreign currency exchange risk is primarily limited to its operation of five Ethan Allen-owned retail stores located in Canada as substantially all purchases of imported parts and finished goods are denominated in United States dollars. As such, gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on the Company’s consolidated results of operations.

        Currently, the Company does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate or currency exposure.

Item 4. Controls and Procedures

        Ethan Allen’s management, including the Chairman of the Board and Chief Executive Officer (“CEO”) and the Vice President-Finance (“VPF”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company (including its consolidated subsidiaries), which is required to be included in the Company’s periodic filings under the Exchange Act, has been made known to them in a timely manner.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        Certain information regarding purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended December 31, 2004 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
October 2004 (a)	477,000	$34.79	477,000	753,600
November 2004	-	-	-	2,000,000
December 2004	-	-	-	2,000,000

Total	477,000	$34.79	477,000

(a)	Purchased in ten separate open market transactions on ten different days.

(b)	On November 21, 2002, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 2.0 million shares of its common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. On April 27, 2004, the Board of Directors increased the remaining authorization to 2.5 million shares. On November 16, 2004, the remaining authorization was again increased to 2.0 million shares. Subsequent to December 31, 2004 and through February 3, 2005, the Company repurchased, in five separate open market transactions, an additional 188,000 shares of its common stock at a total cost of $6.7 million, representing an average price per share of $35.70.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders of Ethan Allen Interiors Inc. was held on November 16, 2004. Proxies for The Annual Meeting of Shareholders were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended; there was no solicitation in opposition to the nominees for the Board of Directors as listed in the proxy statement; and such nominees were elected.

        A brief description of each matter voted upon at the Annual Meeting, and the results of the voting, are as follows:

    1.        Election of Directors to serve for a term expiring in 2007:

Name	For	Withheld
Clinton Clark	32,147,027	762,511
Kristin Gamble	32,344,374	578,235
Edward Meyer	32,220,548	702,061

    2.        Election/Ratification of Directors to serve for a term expiring in 2006:

Name	For	Withheld
Richard Sandberg	32,496,217	426,403

Item 5. Other Information

          None.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

DATE: February 4, 2005	BY:/s/ M. Farooq Kathwari M. Farooq Kathwari Chairman, President and Chief Executive Officer (Principal Executive Officer)

DATE: February 4, 2005	BY:/s/ Jeffrey Hoyt Jeffrey Hoyt Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)