Form 10-K/A
period 2004-06-30
ETHAN ALLEN INTERIORS INC
filed 2005-05-10
CIK 896156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    [X]

The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on December 31, 2003, (the last day of the Company’s most recently completed second fiscal quarter) was approximately $1,561,579,141. As of December 31, 2003 there were 37,286,990 shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The definitive Proxy Statement for the 2004 Annual Shareholders Meeting is incorporated by reference into Part III hereof.

EXPLANATORY NOTE

        As previously disclosed in the Current Report on Form 8-K as filed by Ethan Allen Interiors Inc. (the “Company”) on April 20, 2005, management of the Company, in consultation with the Audit Committee of the Board of Directors of the Company and its independent registered public accounting firm, KPMG LLP, have concluded that the Company’s consolidated financial statements contained within (i) the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (including all periods presented therein) and (ii) the Company’s Quarterly Reports on Form 10-Q for the interim periods ended September 30, 2004 and December 31, 2004 (including all periods presented therein), should be restated, and that such previously filed financial statements should no longer be relied upon.

        On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America. Management of the Company subsequently initiated a review of the Company’s lease-related accounting practices and determined that the manner in which it accounted for (i) the amortization of leasehold improvements, (ii) landlord/tenant incentives (specifically, construction allowances), and (iii) the recognition of rent expense (income) when the lease term in an operating lease contains periods of free or reduced rents (i.e. “rent holidays” and/or rent escalation provisions) were not consistent with the views expressed by the SEC and/or the applicable accounting guidance and that certain previously filed financial statements required restatement. See Note 2, Restatement of Previously Issued Financial Statements, in the accompanying Consolidated Financial Statements (including the notes thereto), and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the impact of the restatement. This amended Annual Report on Form 10-K/A amends and restates those items of the previously filed Form 10-K for the year ended June 30, 2004, which have been affected by the revisions.

             This amended Annual Report on Form 10-K/A has not been updated except as required to reflect the effects of the foregoing restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Annual Report on Form 10-K except for the foregoing restatement. As a result, this amended Annual Report on Form 10-K/A contains forward-looking information which has not been updated for events subsequent to the date of the original filing, and all information contained in this amended Annual Report on Form 10-K/A and the original Annual Report on Form 10-K is subject to updating and supplementing as provided in the periodic reports that the Company has filed and/or will file with the SEC after the original filing date of the Annual Report on Form 10-K.

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

Stockholder Rights Plan

        The Company has a Stockholder Rights Plan, a description of which is set forth in Note 10 to the Consolidated Financial Statements included under Item 8 of this Annual Report and incorporated herein by reference. Such description contains all of the required information with respect thereto.

Item 6. Selected Financial Data

        The following historical consolidated statement of operations and balance sheet data for the fiscal years ended June 30, 2004, 2003, 2002, 2001 and 2000 have been derived from the consolidated financial statements of the Company. All amounts have been restated to reflect the adjustments that are further discussed in Note 2, Restatement of Previously Issued Financial Statements, to the accompanying Consolidated Financial Statements and included under Item 8 of this Annual Report on Form 10-K/A. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company (including the notes thereto) included within this Annual Report.

(in thousands, except per share data)

	Fiscal Year Ended June 30,
	2004 (as restated) (1)	2003 (as restated) (1)	2002 (as restated) (1)	2001 (as restated) (1)	2000 (as restated) (1)
Statement of Operations Data:
Net sales	$955,107	$907,264	$892,288	$904,133	$856,171
Cost of sales	494,072	457,924	471,018	490,509	455,581
Selling, general and administrative expenses	322,111	316,752	286,888	281,723	253,823
Restructuring and impairment charge (2)	12,520	13,131	5,123	6,906	-

Operating income	126,404	119,457	129,259	124,995	146,767
Interest and other (income) expense, net	(2,691)	(517)	(2,344)	(2,056)	811

Income before income tax expense	129,095	119,974	131,603	127,051	145,956
Income tax expense	49,617	45,350	49,746	48,025	55,888

Net income	$79,478	$74,624	$81,857	$79,026	$90,068

Per Share Data:
Net income per basic share	$2.14	$1.98	$2.11	$2.01	$2.23
Basic weighted average shares outstanding	37,179	37,607	38,828	39,390	40,301
Net income per diluted share	$2.08	$1.93	$2.05	$1.96	$2.19
Diluted weighted average shares outstanding	38,295	38,569	39,942	40,321	41,198
Cash dividends declared (3)	$3.40	$0.25	$0.18	$0.16	$0.16
Other Information:
Depreciation and amortization (4)	$21,854	$21,634	$19,503	$20,295	$17,031
Capital expenditures, including acquisitions	$24,976	$39,781	$73,481	$48,238	$54,696
Working capital	$161,772	$228,177	$193,354	$183,863	$128,761
Current ratio	2.18	2.70	2.50	2.70	2.19
Balance Sheet Data (at end of period):
Total assets	$658,367	$735,008	$690,812	$621,069	$545,166
Total debt, including capital lease obligations	$9,221	$10,218	$9,321	$9,487	$17,907
Shareholders' equity	$456,140	$533,922	$508,170	$462,163	$388,543
Debt as a percentage of equity	2.0%	1.9%	1.8%	2.0%	4.6%

See footnotes on following page.

(1)	See Note 2, Restatement of Previously Issued Financial Statements, to the accompanying Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for a summary of the effects of the restatement.

(2)	In the fourth quarter of fiscal 2004, the Company announced a plan to close and consolidate two of its manufacturing facilities. The plants, both involved in the production of case goods, were located in Boonville, New York and Bridgewater, Virginia. The plant closures resulted in a headcount reduction totaling approximately 460 employees; 270 employees effective June 25, 2004, and 190 employees throughout the first quarter of fiscal 2005. A pre-tax restructuring and impairment charge of $12.8 million was recorded for costs associated with these plant closings, of which $4.5 million related to employee severance and benefits and other plant exit costs, and $8.3 million related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities.

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

(3)	On April 27, 2004, the Company declared a special, one-time cash dividend of $3.00 per common share, payable on May 27, 2004 to shareholders of record as of May 10, 2004.

(4)	As a result of the Company’s adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, amortization of goodwill and indefinite-lived intangible assets ceased on July 1, 2001. The amount of amortization related to these assets in both 2001 and 2000 was $1.8 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of financial condition and results of operations is based upon, and should be read in conjunction with, the Consolidated Financial Statements of the Company (and notes thereto) included under Item 8 of this Annual Report.

Restatement of Previously Issued Financial Statements

        On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America. The Company’s management subsequently initiated a review of its lease-related accounting practices and determined that the manner in which it accounted for (i) the amortization of leasehold improvements, (ii) landlord/tenant incentives (specifically, construction allowances), and (iii) the recognition of rent expense (income) when the lease term in an operating lease contains periods of free or reduced rents (i.e. “rent holidays” and/or rent escalation provisions) were not consistent with the views expressed by the SEC and/or the applicable accounting guidance.

        Adjustments related to the Company’s accounting for leases (collectively, the “restatement adjustments”) do not materially impact the Company’s historical or future cash flows or the timing or amount of its lease payments, as they represent non-cash changes in accounting treatment. Furthermore, the restatement adjustments have no impact on previously reported revenue, same store sales, cash balances, inventory, or compliance with any of the Company’s debt covenants, and such adjustments are not expected to have any material impact on future earnings.

        A discussion of each of the aforementioned lease accounting matters is presented below:

        Amortization of Leasehold Improvements – The Company’s long-standing policy with respect to the amortization of leasehold improvements is to assign depreciable lives based on the underlying lease term, or the asset’s estimated useful life, whichever is shorter. As a result of its review, however, the Company identified several leasehold improvements (dating back as far as 1991) which were, at the time they were initially recorded, inappropriately assigned depreciable lives in excess of the underlying lease term, effectively serving to understate previously recorded depreciation expense. The leasehold improvement restatement adjustments have been recorded as depreciation expense in the Consolidated Statements of Operations and accumulated depreciation in the Consolidated Balance Sheets. These adjustments have no impact on “net cash provided by operating activities” during any of the periods restated.

        Landlord/Tenant Incentives – The Company determined that the manner in which it accounted for construction allowances was not in accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases” (“FTB No. 88-1”), which states that lease incentives should be treated by the lessee as a reduction of rental expense and amortized on a straight-line basis over the term of the lease in accordance with FTB No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. Accordingly, in connection with the restatement adjustments, the Company has reflected a liability in its Consolidated Balance Sheets for the unamortized portion of construction allowances (deferred lease incentives) which are to be amortized over the lease term on a straight-line basis as a reduction of rent expense. The Company had previously recorded these allowances as a reduction of the related fixed assets within property, plant and equipment, amortizing them over the lease term as a reduction of depreciation expense.

        The restatement adjustments arising as a result of the Company’s past accounting for construction allowances do not affect the income statement classification of related amounts as both depreciation and rent expense are presented within general and administrative expenses in the Consolidated Statements of Operations. Cash receipts associated with construction allowances, which were previously reflected in the Company’s Consolidated Statements of Cash Flows as a reduction of the related capital expenditures within investing activities, have, instead, been appropriately reflected within operating activities.

        Periods of Free/Reduced Rents – The Company also determined that its past practice of recognizing rent expense (income) was not in accordance with generally accepted accounting principles. When the terms of an operating lease provide for free rent periods and/or rent escalation provisions, the lessee (lessor) is required to record straight-line rent expense (income) beginning on the date when the lessee takes (relinquishes) possession or control of the property. Previously, the Company recorded rent expense (income) based on the contractual terms of the underlying lease agreement, beginning on the rent commencement date, without considering the free rent period and/or future rent escalations, if any. The Company now records straight-line rent expense (income) when it takes (relinquishes) possession or control of the leased space, which may begin as many as twelve months before the rent commencement date.

        The restatement adjustments related to periods of free/reduced rents have been recorded as rent expense (income) in the Company’s Consolidated Statements of Operations and deferred rent credits (expense) in the Consolidated Balance Sheets. These adjustments have no impact on “net cash provided by operating activities” during any of the periods restated.

        For all periods restated, investments in auction rate securities have been reclassified from cash and cash equivalents to short-term investments in the Company’s Consolidated Balance Sheets. The reclassification was effected as the securities had stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 28 or 35 days. The Company held no auction rate securities as of June 30, 2004 and $27.5 million as of June 30, 2003. The reclassification also resulted in changes in the Company’s Consolidated Statements of Cash Flows as the purchase and sale of short-term investments previously presented as cash and cash equivalents have been reclassified to investing activities.

        See Note 2 to the accompanying Consolidated Financial Statements for the fiscal year ended June 30, 2004 for a summary of the effects of the restatement adjustments on the Company’s Consolidated Balance Sheets as of June 30, 2004 and 2003, as well as on the Company’s Consolidated Statements of Operations, Cash Flows and Shareholders’ Equity for the fiscal years ended June 30, 2004, 2003 and 2002. See Note 18, Selected Quarterly Financial Data – Unaudited, for the effects of the restatement adjustments on the Company’s quarterly periods for fiscal years 2004, 2003 and 2002. The Company intends to amend its Forms 10-Q for the quarterly periods ended September 30, 2004 and December 31, 2004 to reflect the restatement adjustments applicable to all periods presented therein. The information provided in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the effect of the restatement adjustments.

Forward-Looking Statements

        Management’s discussion and analysis of financial condition and results of operations and other sections of this Annual Report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, and “intends” or words or phrases of similar expression. These forward-looking statements are subject to management decisions and various assumptions, risks and uncertainties, including, but not limited to: changes in political and economic conditions; changes in demand for the Company’s products; acceptance of new products; changes in conditions in the various geographic markets where the Company does business; technology developments affecting the Company’s products; changes in laws and regulations; and those matters discussed in the Company’s filings with the SEC. Accordingly, actual circumstances and results could differ materially from those contemplated by the forward-looking statements.

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

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets are to be evaluated for impairment on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of the goodwill or other intangible asset may exceed its fair value. The Company conducts its required annual impairment test during the fourth quarter of each fiscal year. The impairment test uses a discounted cash flow model to estimate fair value. This model requires the use of long-term planning forecasts and assumptions regarding industry-specific economic conditions that are outside the control of the Company.

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

Results of Operations

        Ethan Allen’s revenues are comprised of (i) wholesale sales to independently-owned and Company-owned retail stores and (ii) retail sales of Company-owned stores. See Note 17 to the Company’s Consolidated Financial Statements for the year ended June 30, 2004 included under Item 8 of this Annual Report.

        The components of consolidated revenues and operating income are as follows (in millions):

	Fiscal Year Ended June 30,
	2004 (as restated, see note 2)	2003 (as restated, see note 2)	2002 (as restated, see note 2)
Revenue:
Wholesale segment	$673.8	$661.0	$660.8
Retail segment	576.2	526.4	459.6
Elimination of inter-segment sales	(294.9)	(280.1)	(228.1)

Consolidated Revenue	$955.1	$907.3	$892.3

Operating Income:
Wholesale segment (1)	$108.0	$109.3	$110.1
Retail segment	11.7	13.4	22.5
Eliminations (2)	6.7	(3.3)	(3.3)

Consolidated Operating Income	$126.4	$119.4	$129.3

(1)	The Wholesale segment includes pre-tax restructuring and impairment charges of $12.5 million, $13.1 million and $5.1 million in fiscal years 2004, 2003 and 2002, respectively.
(2)	The adjustment reflects the change in the elimination entry for profit in ending inventory.

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

        Gross profit for fiscal 2004 increased $11.7 million, or 2.6%, to $461.0 million from $449.3 million in fiscal 2003. The increase in gross profit was primarily attributable to a higher proportionate share of retail sales to total sales (61% in fiscal 2004 compared to 59% in fiscal 2003), and an overall increase in sales volume as a result of the Company servicing the increased level of backlog noted throughout much of the past year. These favorable variances were partially offset by increased costs associated with unabsorbed overhead at the Company’s manufacturing facilities resulting, primarily, from excess capacity, particularly during the third and fourth quarters of fiscal 2003, and, to a lesser extent, a modest decline in retail gross profit as a result of the sell-off of floor inventory necessary to make room for new product introductions. Consolidated gross margin decreased to 48.3% for the year ended June 30, 2004 from 49.5% in the prior year as a result, primarily, of the factors identified previously.

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

        Including restructuring and impairment charges of $12.5 million and $13.1 million in fiscal 2004 and 2003, respectively, operating expenses increased to $334.6 million, or 35.0% of net sales, for the year ended June 30, 2004 from $329.9 million, or 36.4% of net sales, for the year ended June 30, 2003. This increase is primarily attributable to the continued growth of the retail segment and the higher proportionate share of retail sales to total sales in fiscal 2004. Such expansion has resulted in higher costs associated with occupancy, designer salaries and commissions, and delivery and warehousing. These increases were partially offset by a decline in selling expenses within the wholesale division as a result of a continued Company-wide focus on cost containment, particularly within national television advertising, as well as initiatives undertaken in recent periods to streamline the Company’s U.S. manufacturing operations and increase production efficiencies.

        Including restructuring and impairment charges of $12.5 million and $13.1 million in fiscal 2004 and 2003, respectively, operating income was $126.4 million, or 13.2% of net sales, for the year ended June 30, 2004 compared to $119.5 million, or 13.2% of net sales, for the year ended June 30, 2003. This represents an increase of $6.9 million, or 5.8%, which is primarily attributable to an increase in gross profit during the period, and lower operating expenses within the wholesale division, partially offset by increased costs related to continued expansion of the retail division.

        Including restructuring and impairment charges of $12.5 million and $13.1 million in fiscal 2004 and 2003, respectively, total wholesale operating income was $108.0 million, or 16.0% of wholesale net sales, for the year ended June 30, 2004 compared to $109.3 million, or 16.5% of wholesale net sales, for the year ended June

30, 2003. The decrease of $1.3 million, or 1.2%, is primarily attributable to increased costs associated with unabsorbed overhead at the Company’s manufacturing facilities resulting, primarily, from excess capacity, particularly during the third and fourth quarters of fiscal 2003, partially offset by decreased operating expenses within the division and increased wholesale sales volume.

        Operating income for the retail segment decreased $1.7 million, or 12.7%, to $11.7 million, or 2.0% of net retail sales, for fiscal 2004, as compared to $13.4 million, or 2.5% of net retail sales, in the prior fiscal year. The decrease in retail operating income generated by Ethan Allen-owned stores is primarily attributable to higher operating expenses related to the continued expansion of the Company’s retail store network, reduced sales volume resulting from closed stores, and a modest decline in gross margin resulting from the sell-off of floor inventory necessary to make room for new product introductions, partially offset by increased sales volume associated with newly-opened (including relocations) or acquired stores and in increase in comparable store sales.

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

        Income tax expense totaled $49.6 million for the year ended June 30, 2004 as compared to $45.4 million for the year ended June 30, 2003. The Company’s effective tax rate was 38.5% for June 2004 as compared to 37.8% for June 2003. The higher effective tax rate is a result of recently-enacted changes within certain state tax legislation, and increased state income tax liability arising in connection with the operation of a greater number of Company-owned stores, some of which are located in new jurisdictions.

        For fiscal 2004, the Company recorded net income of $79.5 million, an increase of 6.5%, as compared to $74.6 million in fiscal 2003. Earnings per diluted share for fiscal year 2004 amounted to $2.08, an increase of $0.15 per diluted share, or 7.8%, from $1.93 per diluted share in the prior year.

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

        Gross profit for fiscal 2003 increased $28.0 million, or 6.7%, to $449.3 million from $421.3 million in fiscal 2002. The increase in gross profit was primarily attributable to (i) a higher percentage of retail sales to total sales (58% in fiscal 2003 compared to 52% in fiscal 2002) and (ii) lower costs associated with sales returns and allowances and certain raw materials. Gross profit for the year was also positively impacted, to a lesser extent, by higher margins attributable to the off-shore sourcing of selected product lines. These favorable variances were partially offset by increased costs associated with excess capacity at our manufacturing facilities and lower wholesale sales volume. Consolidated gross margin increased to 49.5% for the year ended June 30, 2003 from 47.2% in the prior year. Overall, the gross margin was positively impacted as a result of the factors identified previously.

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

        Including restructuring and impairment charges of $13.1 million and $5.1 million in fiscal 2003 and 2002, respectively, operating expenses increased to $329.9 million, or 36.4% of net sales, for the year ended June 30, 2003 from $292.0 million, or 32.7% of net sales, for the year ended June 30, 2002. This increase is primarily attributable to further expansion of the retail segment and the higher percentage of retail sales to total sales experienced in 2003. The addition of 16 net new Company-owned stores since June 2002 has resulted in higher costs associated with design consultant salaries, occupancy, delivery and warehousing, administrative salaries and advertising. To a lesser extent, operating expenses also increased as a result of the aforementioned restructuring and impairment charges. These increases were partially offset by lower selling, general and administrative costs within the wholesale segment as a result of a continued Company-wide focus on cost containment and lower wholesale sales volume.

        Including restructuring and impairment charges of $13.1 million and $5.1 million in fiscal 2003 and 2002, respectively, operating income was $119.5 million, or 13.2% of net sales, for the year ended June 30, 2003 compared to $129.3 million, or 14.5% of net sales, for the year ended June 30, 2002. This represents a decrease of $9.8 million, or 7.6%, which is primarily attributable to increased operating expenses resulting from the continued expansion of the retail segment and the aforementioned restructuring and impairment charges, partially offset by a higher gross margin and lower selling, general and administrative expenses at the wholesale level.

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

        Operating income for the retail segment decreased $9.1 million, or 40.4%, to $13.4 million, or 2.5% of net retail sales, for fiscal 2003, as compared to $22.5 million, or 4.9% of net retail sales, in the prior fiscal year. The decrease in retail operating income generated by Ethan Allen-owned stores is primarily attributable to higher operating expenses related to the addition of 16 net new stores since June 2002, a 3.5% decline in comparable store sales, and reduced sales volume resulting from closed stores, partially offset by increased sales volume associated with new stores.

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

        Income tax expense totaled $45.4 million for the year ended June 30, 2003 as compared to $49.7 million for the year ended June 30, 2002. The Company’s effective tax rate was 37.8% in both periods.

        For fiscal 2003, the Company recorded net income of $74.6 million, a decrease of 8.8%, as compared to $81.9 million in fiscal 2002. Earnings per diluted share for fiscal year 2003 amounted to $1.93, a decrease of $0.12 per diluted share, or 5.8%, from $2.05 per diluted share in the prior year.

Financial Condition and Liquidity

        The Company’s principal sources of liquidity include cash and cash equivalents, cash flow from operations and borrowing capacity under a $100.0 million revolving credit facility. The existing facility, which modified and renewed a five-year facility entered into in August 1999, became effective in June 2004. In addition to the $100.0 million revolving credit component, the facility includes an accordion feature which provides for an additional $50.0 million of liquidity if needed, as well as sub-facilities for trade and standby letters of credit of $50.0 million and swingline loans of $3.0 million. The Company does, from time to time, hold investments in auction rate securities which have stated maturities beyond three months but are priced and traded as short-term investments due to the liquidity provided through the interest rate reset mechanism of 28 or 35 days. These auction rate securities are classified as short-term investments in the Company’s Consolidated Balance Sheets.

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

        Net cash provided by operating activities totaled $126.0 million for fiscal 2004 as compared to $101.3 million in fiscal 2003 and $125.3 million in fiscal 2002.

The current year-over-year increase of $24.7 million was principally the result of (i) changes in inventory levels which, net of inventories totaling $1.9 million acquired in the purchase of retail stores, decreased $13.2 million during the year, representing a $27.1 million variance from the increase in inventory noted in the prior year, (ii) changes in prepaid expenses and other current assets resulting in a $12.6 million variance, and (iii) an increase in net income of $4.9 million. These favorable variances were partially offset by (i) changes in customer deposits resulting in a $9.2 million effect on available cash, (ii) changes in cash collections related to accounts receivable of $7.0 million, and (iii) changes in the Company’s net deferred tax liability representing a $4.2 million variance.

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

        Net cash provided by investing activities totaled $8.0 million for fiscal 2004 as compared to cash utilized of $41.0 million in fiscal 2003 and $89.5 million in fiscal 2002. The current year-over-year increase of $49.0 million was due, primarily, to (i) a $34.0 million net decrease in cash utilized to fund short-term investment activity, (ii) a $9.9 million decline in cash utilized to fund acquisition activity (4 retail stores were acquired in the current year as compared to 16 retail stores acquired in the prior year), and (iii) a $4.9 million decline in other capital spending, exclusive of acquisitions, to $23.5 million from $28.4 million in the prior year. The current level of capital spending is principally attributable to (i) new store development and renovation (ii) expansion within certain manufacturing facilities, and (iii) technology improvements. The Company anticipates that cash from operations will be sufficient to fund future capital expenditures.

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

        As of June 30, 2004, aggregate scheduled maturities of long-term debt, including capital lease obligations, for each of the next five fiscal years are $4.7 million, $0.2 million, $0.1 million, $0.1 million and $0.1 million, respectively. The Company believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements. As of June 30, 2004, the Company had working capital of $161.8 million and a current ratio of 2.18 to 1.

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

        Further discussion of the Company’s contractual obligations associated with outstanding debt and lease arrangements can be found in Note 8 and Note 9, respectively, to the Consolidated Financial Statements included under Item 8 of this Annual Report.

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

        Further discussion of the specific issues facing the home furnishings industry can be found in Part I, Item I – Competition of this Annual Report on Form 10-K/A.

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

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for each of the years in the three-year period ended June 30, 2004.

/s/ KPMG LLP

Stamford, Connecticut
July 29, 2004, except as to Note 2 which is as of May 9, 2005

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2004 and 2003
(In thousands, except share data)

	2004	2003
	(as restated, see note 2)	(as restated, see note 2)
ASSETS

Current assets:
Cash and cash equivalents	$27,528	$54,356
Short-term investments	-	27,500
Accounts receivable, less allowance for doubtful accounts of $2,194 at June 30, 2004 and $1,490 at June 30, 2003	26,967	26,439
Inventories (note 5)	186,895	198,212
Prepaid expenses and other current assets	28,166	30,779
Deferred income taxes (note 13)	28,905	25,317

Total current assets	298,461	362,603
Property, plant and equipment, net (note 6)	277,437	289,917
Goodwill and other intangible assets (notes 4 and 7)	80,038	78,939
Other assets	2,431	3,549

Total assets	$658,367	$735,008

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt and capital lease obligations (notes 8 and 9)	$4,712	$996
Customer deposits	56,026	55,939
Accounts payable	22,222	25,375
Accrued compensation and benefits	27,950	29,308
Accrued expenses and other current liabilities	25,779	22,808

Total current liabilities	136,689	134,426
Long-term debt (note 8)	4,509	9,222
Other long-term liabilities	9,781	9,899
Deferred income taxes (note 13)	51,248	47,539

Total liabilities	202,227	201,086
Shareholders’ equity (notes 10, 11 and 12):
Class A common stock, par value $.01, 150,000,000 shares authorized, 45,812,032 shares issued at June 30, 2004 and 45,449,086 shares issued at June 30, 2003	458	454
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at June 30, 2004 and June 30, 2003	-	-
Preferred stock, par value $.01, 1,055,000 shares authorized, no shares issued and outstanding at June 30, 2004 and 2003	-	-
Additional paid-in capital	289,707	281,140

	290,165	281,594
Less:
Treasury stock (at cost), 9,255,955 shares at June 30, 2004 and 8,251,510 shares at June 30, 2003	(244,026)	(204,931)
Retained earnings	409,401	456,679
Accumulated other comprehensive income	600	580

Total shareholders' equity	456,140	533,922

Total liabilities and shareholders' equity	$658,367	$735,008

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended June 30, 2004, 2003 and 2002
(In thousands, except per share data)

	2004	2003	2002
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
Net sales	$955,107	$907,264	$892,288
Cost of sales	494,072	457,924	471,018

Gross profit	461,035	449,340	421,270
Operating expenses:
Selling	176,859	178,615	163,195
General and administrative	145,252	138,137	123,693
Restructuring and impairment charge (note 3)	12,520	13,131	5,123

Total operating expenses	334,631	329,883	292,011

Operating income	126,404	119,457	129,259

Interest and other miscellaneous
income, net	3,332	1,162	2,984

Interest and other related financing
costs	641	645	640

Income before income taxes	129,095	119,974	131,603

Income tax expense (note 13)	49,617	45,350	49,746

Net income	$79,478	$74,624	$81,857

Per share data (notes 10, 11 and 18):

Net income per basic share	$2.14	$1.98	$2.11

Basic weighted average common shares	37,179	37,607	38,828

Net income per diluted share	$2.08	$1.93	$2.05

Diluted weighted average common shares	38,295	38,569	39,942

Dividends declared per common share	$3.40	$0.25	$0.18

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
Operating activities:
Net income	$79,478	$74,624	$81,857
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	21,854	21,634	19,503
Restructuring and impairment charge	8,007	8,792	3,600
Compensation expense (benefit) related to restricted stock award	254	(335)	140
Provision (benefit) for deferred income taxes	121	4,290	(52)
(Gain) loss on disposal of property, plant and equipment	(1,452)	(1)	(1,124)
Other	5	(58)	21
Change in operating assets and liabilities, net of the effects of acquired and divested businesses:
Accounts receivable	(1,156)	5,891	(2,390)
Inventories	13,168	(13,970)	16,641
Prepaid and other current assets	4,782	(7,771)	(481)
Other assets	1,395	219	2,192
Customer deposits	(1,120)	8,066	7,176
Income taxes and accounts payable	(149)	(6,130)	(4,074)
Accrued expenses	963	3,874	2,455
Other liabilities	(118)	2,231	(141)

Net cash provided by operating activities	126,032	101,356	125,323

Investing activities:
Purchases of short-term investments	(37,500)	(52,150)	(21,000)
Proceeds from sale of short-term investments	65,000	45,650	-
Proceeds from the disposal of property, plant and equipment	5,796	5,040	4,873
Capital expenditures	(23,534)	(28,449)	(31,078)
Acquisitions	(1,442)	(11,332)	(42,403)
Other	(267)	262	143

Net cash provided by (used in) investing activities	8,053	(40,979)	(89,465)

Financing activities:
Payments on long-term debt and capital leases	(1,027)	(3,528)	(166)
Payments to acquire treasury stock	(38,348)	(50,700)	(24,668)
Net proceeds from issuance of common stock	4,547	2,219	1,753
Increase in deferred financing costs	(349)	-	-
Dividends paid	(125,783)	(9,066)	(6,201)

Net cash used in financing activities	(160,960)	(61,075)	(29,282)

Effect of exchange rate changes on cash	47	366	-
Net (decrease) increase in cash and cash equivalents	(26,828)	(322)	6,576
Cash and cash equivalents - beginning of year	54,356	54,688	48,112

Cash and cash equivalents - end of year	$27,528	$54,356	$54,688

Supplemental cash flow information:
Net income taxes (received) paid	$41,193	$44,596	$44,815
Interest paid	510	508	522

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
For the Years Ended June 30, 2004, 2003 and 2002
(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at June 30, 2001 (previously reported)	$451	$274,645	$(129,562)	$-	$319,249	$464,783
Prior year adjustment (see note 2)	-	-	-	-	(2,621)	(2,621)

Balance at June 30, 2001 (1)	451	274,645	(129,562)	-	316,628	462,162
Issuance of 114,834 shares of common stock upon the exercise of stock options and restricted stock award compensation (notes 10 and 12)	2	1,891	-	-	-	1,893
Purchase of 1,059,226 shares of treasury stock (note 10)	-	-	(31,866)	-	-	(31,866)
Tax benefit associated with exercise of employee stock options	-	1,021	-	-	-	1,021
Dividends declared on common stock	-	-	-	-	(7,035)	(7,035)
Charge for early vesting of stock options	-	137	-	-	-	137
Net income (1)	-	-	-	-	81,857	81,857

Balance at June 30, 2002 (1)	453	277,694	(161,428)	-	391,450	508,169
Issuance of 196,206 shares of common stock upon the exercise of stock options and restricted stock award compensation (notes 10 and 12)	1	1,883	-	-	-	1,884
Purchase of 1,457,000 shares of treasury stock (note 10)	-	-	(43,503)	-	-	(43,503)
Tax benefit associated with exercise of employee stock options	-	1,536	-	-	-	1,536
Dividends declared on common stock	-	-	-	-	(9,395)	(9,395)
Charge for early vesting of stock options	-	27	-	-	-	27
Other comprehensive income	-	-	-	580	-	580
Net income (1)	-	-	-	-	74,624	74,624

Total comprehensive income (1)						75,204

Balance at June 30, 2003 (1)	454	$281,140	$(204,931)	$580	$456,679	$533,922
Issuance of 362,946 shares of common stock upon the exercise of stock options and restricted stock award compensation (notes 10 and 12)	4	4,797	-	-	-	4,801
Purchase of 1,044,445 shares of treasury stock (note 10)	-	-	(39,095)	-	-	(39,095)
Tax benefit associated with exercise of employee stock options	-	3,750	-	-	-	3,750
Dividends declared on common stock	-	-	-	-	(126,756)	(126,756)
Charge for early vesting of stock options	-	20	-	-	-	20
Other comprehensive income	-	-	-	20	-	20
Net income (1)	-	-	-	-	79,478	79,478

Total comprehensive income (1)						79,478

Balance at June 30, 2004 (1)	$458	$289,707	$(244,026)	$600	$409,401	$456,140

(1)     As restated, see note 2

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

Cash Equivalents

Cash and short-term highly-liquid investments with original maturities of 3 months or less are considered cash and cash equivalents. The Company invests excess cash primarily in money market accounts and short-term commercial paper.

Short-Term Investments

The Company’s short-term investments consist of auction rate securities which represent funds available for current operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, these short-term investments are classified as available-for-sale and are carried at cost, which approximates fair value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 28 or 35 days.

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

Operating Leases

The Company accounts for its operating leases in accordance with the provisions of SFAS No. 13, Accounting for Leases, which require minimum lease payments be recognized on a straight-line basis, beginning on the date that the lessee takes possession or control of the property. A number of the Company’s operating lease agreements contain provisions for tenant improvement allowances, rent holidays, rent concessions, and/or rent escalations.

Incentive payments received from landlords are recorded as deferred lease incentives and are amortized over the underlying lease term on a straight-line basis as a reduction of rent expense. When the terms of an operating lease provide for periods of free rent, rent concessions, and/or rent escalations, the Company establishes a deferred rent liability for the difference between the schedule rent payment and the straight-line rent expense recognized. This deferred rent liability is also amortized over the underlying lease term on a straight-line basis as a reduction of rent expense.

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

Goodwill and Intangible Assets

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

Statement 142 requires that the Company annually perform an impairment analysis to assess the recoverability of the recorded balance of goodwill and other intangible assets. The Company conducts its required annual impairment test during the fourth quarter of each fiscal year. The provisions of the Statement indicate that the impairment test should be conducted more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the goodwill or other intangible asset below its carrying value. In addition, the Company performed an initial impairment analysis upon adoption of the standard. No impairment losses have been recorded on the Company’s goodwill or other intangible assets as a result of applying the provisions of Statement 142.

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

Earnings Per Share

The Company computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that the weighted average outstanding shares are adjusted to include the effects of converting all potentially dilutive stock options and awards issued under the Company’s employee stock plans (see Note 12).

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

The Company employs the Black-Scholes option-pricing model for purposes of estimating the fair value of stock options granted. See Note 12 for a further discussion of SFAS No. 123.

	Fiscal Year Ended June 30,
	2004	2003	2002
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
Net income as reported	$79,478	$74,624	$81,857
Add: Stock-based employee compensation expense (benefit) included in reported net income, net of related tax effects	156	(208)	87
Deduct: Stock-based employee compensation expense determined under the fair-value based method for all awards granted since July 1, 1995, net of related tax effects	(4,898)	(2,608)	(1,640)

Pro forma net income	$74,736	$71,808	$80,304

Earnings per share:
Basic - as reported	$2.14	$1.98	$2.11
Basic - pro forma	$2.01	$1.91	$2.07
Diluted - as reported	$2.08	$1.93	$2.05
Diluted - pro forma	$1.96	$1.88	$2.01

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

(2)        Restatement of Previously Issued Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America. The Company’s management subsequently initiated a review of its lease-related accounting practices and determined that the manner in which it accounted for (i) the amortization of leasehold improvements, (ii) landlord/tenant incentives (specifically, construction allowances), and (iii) the recognition of rent expense (income) when the lease term in an operating lease contains periods of free or reduced rents (i.e. “rent holidays” and/or rent escalation provisions) were not consistent with the views expressed by the SEC and/or the applicable accounting guidance.

Adjustments related to the Company’s accounting for leases (collectively, the “restatement adjustments”) resulted in cumulative, life-to-date, charges totaling $7.5 million, or $4.7 million after-tax. The after-tax amount of the restatement adjustments that relates to fiscal years 2004, 2003, and 2002 is approximately $0.9 million, $0.8 million, and $0.4 million, respectively. The after-tax amount of the restatement adjustments that relates to fiscal years 2001 and prior is $2.6 million, and relates to leases that were entered into as early as 1988. These adjustments do not materially impact the Company’s historical or future cash flows or the timing or amount of its lease payments, as they represent non-cash changes in accounting treatment. Furthermore, the restatement adjustments have no impact on previously reported revenue, same store sales, cash balances, inventory, or compliance with any of the Company’s debt covenants, and such adjustments are not expected to have any material impact on future earnings.

A discussion of each of the aforementioned lease accounting matters is presented below:

Amortization of Leasehold Improvements – The Company’s long-standing policy with respect to the amortization of leasehold improvements is to assign depreciable lives based on the underlying lease term, or the asset’s estimated useful life, whichever is shorter. As a result of its review, however, the Company identified several leasehold improvements (dating back as far as 1991) which were, at the time they were initially recorded, inappropriately assigned depreciable lives in excess of the underlying lease term, effectively serving to understate previously recorded depreciation expense. The cumulative, life-to-date impact of the leasehold improvement restatement adjustments totals $1.1 million and has been recorded as depreciation expense in the Consolidated Statements of Operations and accumulated depreciation in the Consolidated Balance Sheets. These adjustments have no impact on “net cash provided by operating activities” during any of the periods restated.

Landlord/Tenant Incentives – The Company determined that the manner in which it accounted for construction allowances was not in accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases” (“FTB No. 88-1”), which states that lease incentives should be treated by the lessee as a reduction of rental expense and amortized on a straight-line basis over the term of the lease in accordance with FTB No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. Accordingly, in connection with the restatement adjustments, the Company has reflected a liability in its Consolidated Balance Sheets for the unamortized portion of construction allowances (deferred lease incentives) which are to be amortized over the lease term on a straight-line basis as a reduction of rent expense. The Company had previously recorded these allowances as a reduction of the related fixed assets within property, plant and equipment, amortizing them over the lease term as a reduction of depreciation expense.

The restatement adjustments arising as a result of the Company’s past accounting for construction allowances do not affect the income statement classification of related amounts as both depreciation and rent expense are presented within general and administrative expenses in the Consolidated Statements of Operations. Cash receipts associated with construction allowances, which were previously reflected in the Company’s Consolidated Statements of Cash Flows as a reduction of the related capital expenditures within investing activities, have, instead, been appropriately reflected within operating activities.

Periods of Free/Reduced Rents – The Company also determined that its past practice of recognizing rent expense (income) was not in accordance with generally accepted accounting principles. When the terms of an operating lease provide for free rent periods and/or rent escalation provisions, the lessee (lessor) is required to record straight-line rent expense (income) beginning on the date when the lessee takes (relinquishes) possession or control of the property. Previously, the Company recorded rent expense (income) based on the contractual terms of the underlying lease agreement, beginning on the rent commencement date, without considering the free rent period and/or future rent escalations, if any. The Company now records straight-line rent expense (income) when it takes (relinquishes) possession or control of the leased space, which may begin as many as twelve months before the rent commencement date.

The cumulative, life-to-date impact of the restatement adjustments related to periods of free/reduced rents totals $6.4 million and has been recorded as rent expense (income) in the Company’s Consolidated Statements of Operations and deferred rent credits (expense) in the Consolidated Balance Sheets. These adjustments have no impact on “net cash provided by operating activities” during any of the periods restated.

For all periods restated, investments in auction rate securities have been reclassified from cash and cash equivalents to short-term investments in the Company’s Consolidated Balance Sheets. The reclassification was effected as the securities had stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 28 or 35 days. The Company held no auction rate securities as of June 30, 2004 and $27.5 million as of June 30, 2003. The reclassification also resulted in changes in the Company’s Consolidated Statements of Cash Flows as the purchase and sale of short-term investments previously presented as cash and cash equivalents have been reclassified to investing activities.

See Note 18, Selected Quarterly Financial Data – Unaudited, for the effects of the restatement adjustments on the Company’s quarterly periods for fiscal years 2004, 2003 and 2002. The Company intends to amend its Forms 10-Q for the quarterly periods ended September 30, 2004 and December 31, 2004 to reflect the restatement adjustments applicable to all periods presented therein.

The following tables present a summary of the effects of the restatement adjustments on the Company’s Consolidated Statements of Operations for the fiscal years ended June 30, 2004, 2003 and 2002, Consolidated Balance Sheets as of June 30, 2004 and 2003, and Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2004, 2003 and 2002:

	Consolidated Statements of Operations
	As previously reported	Adjustments	As restated
	(in thousands, except per share amounts)
Fiscal Year Ended June 30, 2004
Cost of sales	$494,027	$45	$494,072
Gross profit	461,080	(45)	461,035
Selling expenses	176,841	18	176,859
General and administrative expenses expenses	143,914	1,338	145,252
Operating expenses	333,275	1,356	334,631
Operating income	127,805	(1,401)	126,404
Income before income taxes	130,496	(1,401)	129,095
Income tax expense	50,156	(539)	49,617
Net income	80,340	(862)	79,478

Basic earnings per share	$2.16	$(0.02)	$2.14
Diluted earnings per share	$2.10	$(0.02)	$2.08

Fiscal Year Ended June 30, 2003

Cost of sales	$457,880	$44	$457,924
Gross profit	449,384	(44)	449,340
Selling expenses	178,608	7	178,615
General and administrative expenses	136,970	1,167	138,137
Operating expenses	328,709	1,174	329,883
Operating income	120,675	(1,218)	119,457
Income before income taxes	121,192	(1,218)	119,974
Income tax expense	45,811	(461)	45,350
Net income	75,381	(757)	74,624

Basic earnings per share	$2.00	$(0.02)	$1.98
Diluted earnings per share	$1.95	$(0.02)	$1.93

Fiscal Year Ended June 30, 2002

Cost of sales	$470,975	$43	$471,018
Gross profit	421,313	(43)	421,270
Selling expenses	163,122	73	163,195
General and administrative expenses	123,168	525	123,693
Operating expenses	291,413	598	292,011
Operating income	129,900	(641)	129,259
Income before income taxes	132,244	(641)	131,603
Income tax expense	49,988	(242)	49,746
Net income	82,256	(399)	81,857

Basic earnings per share	$2.12	$(0.01)	$2.11
Diluted earnings per share	$2.06	$(0.01)	$2.05

	Consolidated Balance Sheets
	As previously reported	Adjustments	As restated
	(in thousands)
June 30, 2004
Cash and cash equivalents	$27,528	$-	$27,528
Short-term investments	-	-	-
Deferred income taxes	26,026	2,879	28,905
Total current assets	295,582	2,879	298,461
Property, plant and equipment, net	277,021	416	277,437
Other assets	1,790	641	2,431
Total assets	654,431	3,936	658,367
Other long-term liabilities	1,205	8,576	9,781
Total liabilities	193,651	8,576	202,227
Retained earnings	414,041	(4,640)	409,401
Total liabilities and shareholders’ equity	654,431	3,936	658,367
June 30, 2003
Cash and cash equivalents	$81,856	$(27,500)	$54,356
Short-term investments	-	27,500	27,500
Deferred income taxes	22,976	2,341	25,317
Total current assets	360,262	2,341	362,603
Property, plant and equipment, net	289,423	494	289,917
Other assets	2,944	605	3,549
Total assets	731,568	3,440	735,008
Other long-term liabilities	2,682	7,217	9,899
Total liabilities	193,869	7,217	201,086
Retained earnings	460,456	(3,777)	456,679
Total liabilities and shareholders’ equity	731,568	3,440	735,008
	Consolidated Statement of Cash Flows
	As previously reported	Adjustments	As restated
	(in thousands)
Fiscal Year Ended June, 30 2004
Net cash provided by operating activities	$125,533	$499	$126,032
Net cash (used in) provided by investing activities	(18,948)	27,001	8,053
Fiscal Year Ended June, 30 2003
Net cash provided by operating activities	$100,114	$1,242	$101,356
Net cash used in investing activities	(33,237)	(7,742)	(40,979)
Fiscal Year Ended June, 30 2002
Net cash provided by operating activities	$125,323	$000	$125,323
Net cash used in investing activities	(68,465)	(21,000)	(89,465)

(3)       Restructuring and Impairment Charge

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

(4)       Business Acquisitions

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

Further discussion of the Company’s intangible assets can be found in Note 7.

A summary of the Company’s allocation of purchase price in each of the last three fiscal years is provided below (in thousands):

	Fiscal Year Ended June 30,
	2004	2003	2002
Nature of acquisition	4 stores	16 stores	20 stores
Total consideration	$2,070	$11,952	$45,045
Assets acquired and liabilities assumed:
Inventory	1,851	10,095	15,381
PP&E and other assets	530	5,109	22,616
Customer deposits	(1,207)	(4,907)	(7,927)
Third-party debt	-	(4,300)	-
A/P and other liabilities	(121)	(2,938)	(447)

Goodwill	$1,017	$8,893	$15,422

(5)       Inventories

Inventories at June 30 are summarized as follows (in thousands):

	2004	2003
Finished goods	$148,240	$147,704
Work in process	10,840	15,333
Raw materials	27,815	35,175

	$186,895	$198,212

Inventories are presented net of a related valuation allowance of $3.2 million and $4.7 million at June 30, 2004 and 2003, respectively.

(6)       Property, Plant and Equipment

Property, plant and equipment at June 30 are summarized as follows (in thousands):

	2004	2003
	(as restated, see note 2)	(as restated, see note 2)
Land and improvements	$52,863	$53,058
Buildings and improvements	237,586	237,557
Machinery and equipment	137,996	150,251

	428,445	440,866
Less: accumulated depreciation and amortization	(151,008)	(150,949)

	$277,437	$289,917

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

In accordance with Statement 142, the Company does not amortize goodwill and other intangible assets but, rather, evaluates such assets for impairment on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of the goodwill or other intangible asset may exceed its fair value. The Company conducts its required annual impairment test during the fourth quarter of each fiscal year. No impairment losses have been recorded on the Company’s goodwill or other intangible assets as a result of applying the provisions of Statement 142.

(8)       Borrowings

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

(9)       Leases

Ethan Allen leases real property and equipment under various operating lease agreements expiring through 2029. Leases covering retail store locations and equipment may require, in addition to stated minimums, contingent rentals based on retail sales or equipment usage. Generally, the leases provide for renewal for various periods at stipulated rates.

Future minimum payments by year, and in the aggregate, under non-cancelable operating leases consisted of the following at June 30, 2004 (in thousands):

Fiscal Year Ended June 30:

2005	$28,351
2006	24,677
2007	21,766
2008	19,189
2009	15,759
Subsequent to 2009	53,410

Total minimum lease payments	$163,152

The above amounts will be offset in the aggregate by minimum future rentals from subleases of $16.0 million.

Total rent expense for each of the past three fiscal years ended June 30 was as follows (in thousands):

	2004	2003	2002
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
Basic rentals under operating leases	$29,361	$26,722	$22,397
Contingent rentals under operating leases	796	691	729

	30,157	27,413	23,126
Less: sublease rent	(2,926)	(2,269)	(3,360)

Total rent expense	$27,231	$25,144	$19,766

(10)       Shareholders’ Equity

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

(11)     Earnings per Share

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

(12)     Employee Stock Plans

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

(13)     Income Taxes

Total income taxes were allocated as follows for the fiscal years ended June 30 (in thousands):

	2004	2003	2002
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
Income from operations	$49,617	$45,350	$49,746
Shareholders' equity	(3,750)	(1,536)	(1,021)

Total	$45,867	$43,814	$48,725

The income taxes credited to shareholders’ equity relate to the tax benefit arising from the exercise of employee stock options.

Income tax expense (benefit) attributable to income from operations consists of the following for the fiscal years ended June 30 (in thousands):

	2004	2003	2002
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
Current:
Federal	$42,997	$35,909	$44,548
State	6,500	5,152	5,251

Total current	49,497	41,061	49,799

Deferred:
Federal	132	3,934	(62)
State	(12)	355	9

Total deferred	120	4,289	(53)

Income tax expense	$49,617	$45,350	$49,746

The following is a reconciliation of expected income tax expense (computed by applying the federal statutory income tax rate to income before taxes) to actual income tax expense (in thousands):

	2004		2003		2002
	(as restated, see note 2)		(as restated, see note 2)		(as restated, see note 2)
Expected income tax expense	$45,137	35.0%	$41,956	35.0%	$46,043	35.0%
State income taxes, net of federal income tax benefit	4,213	3.2%	3,211	2.6%	3,126	2.4%
Other, net	267	0.2%	183	0.2%	577	0.4%

Actual income tax expense	$49,617	38.4%	$45,350	37.8%	$49,746	37.8%

The significant components of the deferred tax expense (benefit) are as follows (in thousands):

	2004	2003	2002
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
Deferred tax expense (benefit)	$(1,229)	$2,833	$(1,510)
Utilization of net operating loss carryforwards	1,349	1,456	1,457

Total deferred tax expense (benefit)	$120	$4,289	$(53)

The tax effects of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows at June 30 (in thousands):

	2004	2003
	(as restated, see note 2)	(as restated, see note 2)
Deferred tax assets:
Accounts receivable	$960	$733
Inventories	3,744	4,329
Employee compensation accruals	7,603	8,389
Restructuring accruals	9,057	6,627
Other accrued liabilities	3,015	2,898
Deferred rent credits	2,879	2,341
Net operating loss carryforwards	1,744	2,620
Tax credit carryforwards	635	-

Total deferred tax asset	26,637	27,937

Deferred tax liabilities:
Property, plant and equipment	26,348	28,170
Intangible assets other than goodwill	14,525	13,366
Non-deductible temporary differences arising as a result of Section 481a changes in accounting methods	7,719	6,329
Other	3,388	2,294

Total deferred tax liability	51,980	50,159

Net deferred tax liability	$22,343	$22,222

The deferred income tax balances are classified in the Consolidated Balance Sheets as follows at June 30 (in thousands):

	2004	2003
	(as restated, see note 2)	(as restated, see note 2)
Current assets	$28,905	$25,317
Non-current assets (1)	732	2,620
Non-current liabilities (1)	51,980	50,159

Total net deferred tax liability	$22,343	$22,222

(1)	Non-current assets and non-current liabilities have been presented net in the Consolidated Balance Sheets.

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

(14)     Employee Retirement Programs

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

Other Retirement Plans and Benefits

Ethan Allen provides additional benefits to selected members of senior and middle management in the form of previously entered deferred compensation arrangements and a management cash bonus and other incentive programs. The total cost of these benefits was $3.2 million, $3.3 million, and $4.2 million in 2004, 2003 and 2002, respectively.

(15)     Litigation

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

The following table presents segment information for each of the fiscal years ended June 30, 2004, 2003, and 2002 (in thousands):

	2004	2003	2002
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
Net Sales:
Wholesale segment	$673,771	$660,986	$660,818
Retail segment	576,186	526,388	459,640
Elimination of inter-company sales	(294,850)	(280,110)	(228,170)

Consolidated Total	$955,107	$907,264	$892,288

Operating Income:
Wholesale segment (1)	$108,033	$109,341	$110,083
Retail segment	11,721	13,387	22,479
Eliminations (2)	6,650	(3,271)	(3,303)

Consolidated Total	$126,404	$119,457	$129,259

Capital Expenditures:
Wholesale segment	$6,801	$11,759	$13,601
Retail segment	16,733	16,690	17,477
Acquisitions (3)	1,442	11,332	42,403

Consolidated Total	$24,976	$39,781	$73,481

Total Assets:
Wholesale segment	$387,041	$467,963	$461,778
Retail segment	302,043	303,555	259,360
Inventory profit elimination (4)	(30,717)	(36,510)	(30,326)

Consolidated Total	$658,367	$735,008	$690,812

(1)	Operating income for the wholesale segment includes pre-tax restructuring and impairment charges of $12.5 million, $13.1 million and $5.1 million recorded in fiscal years 2004, 2003 and 2002, respectively.
(2)	The adjustment reflects the change in the elimination entry for profit in ending inventory.
(3)	Acquisitions include the purchase of 4 retail stores in 2004, 16 retail stores in 2003, and 20 retail stores in 2002.
(4)	Inventory profit elimination reflects the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when shipped to the retail customer.

There are 22 independent retail stores located outside the United States. Less than 2.0% of the Company’s net sales are derived from sales to these retail stores.

(18)     Selected Quarterly Financial Data (Unaudited)

Tabulated below are certain data for each quarter of the fiscal years ended June 30, 2004, 2003, and 2002 (in thousands, except per share data):

	Quarter Ended
	September 30	December 31	March 31	June 30
	(as previously reported)
Fiscal 2004:
Net sales	$222,765	$241,150	$244,592	$246,600
Gross profit	108,443	116,279	119,273	117,085
Net income	18,939	24,398	23,358	13,645
Earnings per basic share	0.51	0.65	0.63	0.37
Earnings per diluted share	0.50	0.64	0.61	0.36
Dividend declared per common share	0.10	0.10	0.10	3.10	(1)
Fiscal 2003:
Net sales	$216,529	$229,713	$224,574	$236,448
Gross profit	106,715	115,804	111,950	114,915
Net income	20,082	23,086	11,672	20,541
Earnings per basic share	0.53	0.61	0.31	0.55
Earnings per diluted share	0.52	0.60	0.30	0.54
Dividend declared per common share	0.06	0.06	0.06	0.07
Fiscal 2002:
Net sales	$206,725	$222,857	$227,917	$234,789
Gross profit	93,969	103,380	108,436	115,528
Net income	16,731	21,195	22,969	21,361
Earnings per basic share	0.43	0.55	0.59	0.55
Earnings per diluted share	0.42	0.53	0.58	0.54
Dividend declared per common share	0.04	0.04	0.04	0.06

	Quarter Ended
	September 30	December 31	March 31	June 30
	(as restated, see note 2)
Fiscal 2004:
Net sales	$222,765	$241,150	$244,592	$246,600

Gross profit	108,432	116,268	119,262	117,073
Net income	18,690	24,197	23,131	13,460
Earnings per basic share	0.50	0.65	0.62	0.36
Earnings per diluted share	0.49	0.63	0.60	0.35
Dividend declared per common share	0.10	0.10	0.10	3.10	(1)

Fiscal 2003:
Net sales	$216,529	$229,713	$224,574	$236,448

Gross profit	106,704	115,793	111,939	114,904
Net income	19,955	22,870	11,439	20,360
Earnings per basic share	0.53	0.61	0.30	0.55
Earnings per diluted share	0.51	0.59	0.30	0.54
Dividend declared per common share	0.06	0.06	0.06	0.07
Fiscal 2002:
Net sales	$206,725	$222,857	$227,917	$234,789

Gross profit	93,959	103,369	108,425	115,517
Net income	16,645	21,107	22,855	21,250
Earnings per basic share	0.43	0.55	0.59	0.55
Earnings per diluted share	0.41	0.53	0.57	0.53
Dividend declared per common share	0.04	0.04	0.04	0.06
(1)	On April 27, 2004, the Company declared a special, one-time cash dividend of $3.00 per common share, payable on May 27, 2004 to shareholders of record as of May 10, 2004.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        No changes in, or disagreements with, accountants as a result of accounting or financial disclosure matters, occurred during fiscal years 2004, 2003 or 2002.

Item 9A.   Controls and Procedures

        The following has been amended to reflect the restatement of the Company’s financial statements as discussed in (i) the Explanatory Note to this Annual Report on Form 10-K/A, and (ii) Note 2 to the Company’s Consolidated Financial Statements for the fiscal year ended June 30, 2004, which appear under Item 8.

        In connection with the preparation of the previously filed Annual Report on Form 10-K for the fiscal year ended June 30, 2004, Ethan Allen’s management, including the Chairman of the Board and Chief Executive Officer (“CEO”) and the Vice President-Finance (“VPF”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the CEO and VPF concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company (including its consolidated subsidiaries), which is required to be included in the Company’s periodic filings under the Exchange Act, had been made known to them in a timely manner.

             However, as was disclosed in the Company’s Current Report on Form 8-K dated April 20, 2005, management, in consultation with the Audit Committee of the Company’s Board of Directors, concluded that it was necessary to restate certain previously issued financial statements. This conclusion was reached in light of the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission in their letter to the American Institute of Certified Public Accountants, dated February 7, 2005, with respect to certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America. As a result of the need to restate previously issued financial statements, management, including the CEO and VPF, now believes that the Company’s disclosure controls and procedures were not effective as of June 30, 2004.

        There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, prior to the filing of this report, management has implemented necessary changes to the Company’s internal controls in order to address the lease accounting matters referred to above.

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

        Information contained on, or connected to, the Company’s website is not incorporated by reference into this Form 10-K/A and should not be considered part of this or any other report that the Company files with, or furnishes to, the SEC.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

        The following table sets forth certain information regarding the Company’s equity compensation plans as of June 30, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by
security holders (1)	3,936,991	$22.94	704,423
Equity compensation plans not approved by security holders (2)	-	-	-

Total	3,936,991	$22.94	704,423

(1)	Amount includes stock options outstanding under the Company’s 1992 Stock Option Plan (the “Plan”) as well as unvested shares of restricted stock and vested Stock Units which have been provided for under the provisions of the Plan. See Note 12 to the Company’s Consolidated Financial Statements for the year ended June 30, 2004 included under Item 8 of this Annual Report.

(2)	As of June 30, 2004, the Company does not maintain any equity compensation plans which have not been approved by its shareholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

I.	Listing of Documents

(1)	Financial Statements. The Company’s Consolidated Financial Statements (as restated), included in Item 8 hereof as required, at June 30, 2004 and 2003, and for the years ended June 30, 2004, 2003 and 2002, consist of the following:

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

(3)	The following Exhibits are filed as part of this report on Form 10-K/A:

Exhibit Number	Exhibit
2(a)	Agreement and Plan of Merger, dated May 20, 1989, among the Company, Green Mountain Acquisition Corporation, INTERCO Incorporated, Interco Subsidiary, Inc. and Ethan Allen (incorporated by reference to Exhibit 2(a) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
2(b)	Restructuring Agreement, dated March 1, 1991, among Green Mountain Holding Corporation, Ethan Allen, Chemical Bank, General Electric Capital Corporation, Smith Barney Inc. and the stockholder's name on the signature page thereof (incorporated by reference to Exhibit 2(b) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
2(c)	Purchase and Sale Agreement, dated March 28, 1997, between the Company and Carriage House Interiors of Colorado, Inc. (incorporated by reference to Exhibit 2 to the Registration Statement on Form S-3 of the Company filed with the SEC on May 21, 1997)
3(a)	Restated Certificate of Incorporation for Green Mountain Holding Corporation (incorporated by reference to Exhibit 3(a) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
3(b)	Restated and Amended By-Laws of Green Mountain Holding Corporation (incorporated by reference to Exhibit 3(b) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
3(c)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(c) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

3(c)-1	Certificate of Designation relating to the Series C Junior Participating Preferred Stock (incorporated by reference to Exhibit 1 to Form 8-A of the Company filed with the SEC on July 3, 1996)
3(c)-2	Certificate of Amendment to Restated Certificate of Incorporation as of August 5, 1997 (incorporated by reference to Exhibit 3(c)-2 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 13, 1999)
3(c)-3	Second Certificate of Amendment to Restated Certificate of Incorporation as of March 27, 1998 (incorporated by reference to Exhibit 3(c)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 13, 1999)
3(c)-4	Third Certificate of Amendment to Restated Certificate of Incorporation as of April 28, 1999 (incorporated by reference to Exhibit 3(c)-4 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 13, 1999)
3(d)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3(d) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
3(e)	Certificate of Designation relating to the New Convertible Preferred Stock (incorporated by reference to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
3(e)-1	Certificate of Designation relating to the Series C Junior Participating Preferred Stock (incorporated by reference to Exhibit 1 to Form 8-A of the Company filed with the SEC on July 3, 1996)
3(f)	Certificate of Incorporation of Ethan Allen Finance Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form S-3 of the Company filed with the SEC on February 1, 1995)
3(g)	By-Laws of Ethan Allen Finance Corporation (incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Registration Statement on Form S-3 of the Company filed with the SEC on February 1, 1995)
3(h)	Certificate of Incorporation of Ethan Allen Manufacturing Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-3 of the Company filed with the SEC on February 1, 1995)
3(i)	By-Laws of Ethan Allen Manufacturing Corporation (incorporated by reference to Exhibit 3.5 to Amendment No. 3 to the Registration Statement on Form S-3 of the Company filed with the SEC on February 1, 1995)
4(a)	First Amendment to Management Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(b)	Second Amendment to Management Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(c)	1992 Stock Option Plan (incorporated by reference to Exhibit 4(c) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(c)-1	First Amendment to 1992 Stock Option Plan (incorporated by reference to Exhibit 4(c)-1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 14, 1997)

4(c)-2	Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 4(c)-2 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 14, 1997)
4(c)-3	First Amendment to Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 4(c)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on February 12, 1999)
4(c)-4	Second Amendment to Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 4(c)-4 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on February 14, 2000)
4(d)	Management Letter Agreement among the Management Investors and the Company (incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(e)	Management Warrant, issued by the Company to members of the Management of Ethan Allen (incorporated by reference to Exhibit 4(e) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(f)	Form of Dealer Letter Agreement among Dealer Investors and the Company (incorporated by reference to Exhibit 4(f) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(g)	Form of Kathwari Warrant, dated June 28, 1989 (incorporated by reference to Exhibit 4(g) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(j)	Form of Indenture relating to the Senior Notes (incorporated by reference to Exhibit 4(m) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(j)-1	First Supplemental Indenture, dated March 23, 1995, between Ethan Allen and the First National Bank of Boston for $75,000,000 8-3/4% Senior Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of the Company filed with the SEC on October 25, 1994)
4(k)	Credit Agreement among the Company, Ethan Allen and Bankers Trust Company (incorporated by reference to Exhibit 4(o) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(k)-1	Amended Credit Agreement among the Company, Ethan Allen and Bankers Trust Company (incorporated by reference to Exhibit 4(k)-1 to the Annual Report on Form 10-K of the Company filed with the SEC on September 8, 1994)
4(k)-2	110,000,000 Senior Secured Revolving Credit Facility dated March 10, 1995 between Ethan Allen and J. P. Morgan Chase & Co. (incorporated by reference to Exhibit 4(k)-2 to the Annual Report on Form 10-K of the Company filed with the SEC on September 21, 1995)
4(k)-3	Amended and Restated Credit Agreement as of December 4, 1996 between Ethan Allen Inc. and the J. P. Morgan Chase & Co. (incorporated by reference to Exhibit 4(k)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on February 13, 1997)
4(k)-4	First Amendment to Amended and Restated Credit Agreement as of August 27, 1997 between Ethan Allen Inc. and the J. P. Morgan Chase & Co. (incorporated by reference to Exhibit 4(k)-4 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on February 12, 1999)
4(k)-5	Second Amendment to Amended and Restated Credit Agreement as of October 20, 1998 between Ethan Allen Inc. and the J. P. Morgan

Chase & Co. (incorporated by reference to Exhibit 4(k)-5 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on February 12, 1999)
4(l)	Catawba County Industrial Facilities Revenue Bond (incorporated by reference to Exhibit 4(r) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(l)-1	Trust Indenture dated as of October 1, 1994 securing $4,600,000 Industrial Development Revenue Refunding Bonds, Ethan Allen Inc. Series 1994 of the Catawba County Industrial Facilities and Pollution Control Financing Authority (incorporated by reference to Exhibit 4(l)-1 to the Annual Report on Form 10-K of the Company filed with the SEC on September 21, 1995)
4(m)	Lease for 2700 Sepulveda Boulevard Torrance, California (incorporated by reference to Exhibit 4(s) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(n)	Amended and Restated Warrant Agreement, dated March 1, 1991, among Green Mountain Holding Corporation and First Trust National Association (incorporated by reference to Exhibit 4(t) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(o)	Exchange Notes Warrant Transfer Agreement (incorporated by reference to Exhibit 4(u) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(p)	Warrant (Earned) to purchase shares of the Company's Common Stock dated March 24, 1993 (incorporated by reference to Exhibit 4(v) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(q)	Warrant (Earned-In) to purchase shares of the Company's Common Stock, dated March 23, 1993 (incorporated by reference to Exhibit 4(w) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(r)	Recapitalization Agreement among the Company, General Electric Capital Corporation, Smith Barney Inc., Chemical Fund Investments, Inc., Legend Capital Group, Inc., Legend Capital International Ltd., Castle Harlan, Inc., M. Farooq Kathwari, the Ethan Allen Retirement Program and other stockholders named on the signature pages thereto, dated March 24, 1993 (incorporated by reference to Exhibit 4(x) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
4(s)	Preferred Stock and Common Stock Subscription Agreement, dated March 24, 1993, among the Company, General Electric Capital Corporation, and Smith Barney Inc. (incorporated by reference to Exhibit 4(y) to the Annual Report on Form 10-K of the Company filed with the SEC on September 24, 1993)
4(t)	Security Agreement, dated March 10, 1995, between Ethan Allen Inc. and J. P. Morgan Chase & Co. (incorporated by reference to Exhibit 4(t) to the Quarterly Report on Form 10-Q of the Company filed with the SEC on February 13, 1997)
4(u)	Rights Agreement, dated July 26, 1996, between the Company and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 3, 1996)
4(v)	Registration Rights Agreement, dated March 28, 1997, between the Company and Carriage House Interiors of Colorado, Inc. (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 of the Company filed with the SEC on May 21, 1997)

4(w)	Credit Agreement, dated August 24, 1999, by and among Ethan Allen Inc., Ethan Allen Interiors Inc., the J. P. Morgan Chase & Co., Fleet Bank, N.A. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 4(w) to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2000)
**4(x)	Credit Agreement, dated June 30, 2004, by and among Ethan Allen Inc., Ethan Allen Interiors Inc., the J.P. Morgan Chase Bank, Bank of America, N.A., SunTrust Bank, and Wachovia Bank, N.A.
10(b)	Employment Agreement, dated June 29, 1989, among Mr. Kathwari, the Company and Ethan Allen (incorporated by reference to Exhibit 10(b) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
10(c)	Employment Agreement, dated July 27, 1994, among Mr. Kathwari, the Company and Ethan Allen (incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of the Company filed with the SEC on September 21, 1995)
10(d)	Restated Directors Indemnification Agreement dated March 1993, among the Company and Ethan Allen and their Directors (incorporated by reference to Exhibit 10(c) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
10(e)	Registration Rights Agreement, dated March 1993, by and among Ethan Allen, General Electric Capital Corporation and Smith Barney Inc. (incorporated by reference to Exhibit 10(d) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
10(f)	Form of Management Bonus Plan, dated October 30, 1991 (incorporated by reference to Exhibit 10(g) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
10(g)	Ethan Allen Profit Sharing and 401(k) Retirement Plan (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of the Company filed with the SEC on September 21, 1995)
10(h)	General Electric Capital Corporation Credit Card Program Agreement dated August 25, 1995 (incorporated by reference from Exhibit 10(h) to the Annual Report on Form 10-K of the Company filed with the SEC on September 21, 1995)
10(h)-1	First Amendment to Credit Card Program Agreement dated February 22, 2000 (incorporated by reference to Exhibit 10(h)-1 to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2000)
10(i)	Employment Agreement, dated October 28, 1997, between Mr. Kathwari and Ethan Allen Interiors, Inc. (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 14, 1997)
10(j)	Sales Finance Agreement, dated June 25, 1999, between the Company and MBNA America Bank, N.A. (incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2000)
10(k)	Amended and Restated Consumer Credit Card Program Agreement, dated February 22, 2000, by and among the Company and Monogram Credit Card Bank of Georgia (incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2000)
10(k)-2	Second Amendment to Amended and Restated Consumer Credit Card Program Agreement, dated February 1, 2002, by and among the Company and Monogram Credit Card Bank of Georgia (incorporated by reference to Exhibit 10(k)-2 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 13, 2002)

** Previously filed

10(k)-3	Third Amendment to Amended and Restated Consumer Credit Card Program Agreement, dated July 26, 2002, by and among the Company and Monogram Credit Card Bank of Georgia (incorporated by reference to Exhibit 10(k)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 12, 2002)
10(l)	Employment Agreement, dated August 1, 2002, between Mr. Kathwari and Ethan Allen Interiors, Inc. (incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-K of the Company filed with the SEC on September 30, 2002)
10(l)-1	First Amendment to Employment Agreement, dated August 1, 2002, between Mr. Kathwari and Ethan Allen Interiors, Inc. (incorporated by reference to Exhibit 10(l)-1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 15, 2003).
21 List of wholly-owned subsidiaries of the Company (incorporated by reference to Exhibit 22 to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
**	21(a) List of wholly-owned subsidiaries of the Company as of September 8, 2004
*	23 Consent of KPMG LLP
*	31.1 Rule 13a-14(a) Certification of Principal Executive Officer, as amended
*	31.2 Rule 13a-14(a) Certification of Principal Financial Officer, as amended
*	32.1 Section 1350 Certification of Principal Executive Officer
*	32.2 Section 1350 Certification of Principal Financial Officer

* Filed herewith. ** Previously filed

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

/s/ M. Farooq Kathwari (M. Farooq Kathwari)	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey Hoyt (Jeffrey Hoyt)	Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)

/s/ Clinton A. Clark (Clinton A. Clark)	Director

/s/ Kristin Gamble (Kristin Gamble)	Director

/s/ Horace G. McDonell (Horace G. McDonell)	Director

/s/ Edward H. Meyer (Edward H. Meyer)	Director

/s/ Richard A. Sandberg (Richard A. Sandberg)	Director

/s/ Frank G. Wisner (Frank G. Wisner)	Director

Date:  May 9, 2005

Exhibit Number	Description of Exhibit

23	Consent of KPMG LLP

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as amended

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as amended

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer