Form 10-Q/A
period 2004-09-30
ETHAN ALLEN INTERIORS INC
filed 2005-05-10
CIK 896156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

        On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America. Management of the Company subsequently initiated a review of the Company’s lease-related accounting practices and determined that the manner in which it accounted for (i) the amortization of leasehold improvements, (ii) landlord/tenant incentives (specifically, construction allowances), and (iii) the recognition of rent expense (income) when the lease term in an operating lease contains periods of free or reduced rents (i.e. “rent holidays” and/or rent escalation provisions) were not consistent with the views expressed by the SEC and/or the applicable accounting guidance and that certain previously filed financial statements required restatement. See Note 3, Restatement of Previously Issued Financial Statements, in the accompanying Consolidated Financial Statements (including the notes thereto), and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the impact of the restatement. This amended Quarterly Report on Form 10-Q/A amends and restates those items of the previously filed Form 10-Q for the three months ended September 30, 2004, which have been affected by the revisions.

             This amended Quarterly Report on Form 10-Q/A has not been updated except as required to reflect the effects of the foregoing restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report on Form 10-Q except for the foregoing restatement. As a result, this amended Quarterly Report on Form 10-Q/A contains forward-looking information which has not been updated for events subsequent to the date of the original filing, and all information contained in this amended Quarterly Report on Form 10-Q/A and the original Quarterly Report on Form 10-Q is subject to updating and supplementing as provided in the periodic reports that the Company has filed and/or will file with the SEC after the original filing date of the Quarterly Report on Form 10-Q.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Item	Page
Part I - Financial Information
1. Financial Statements as of September 30, 2004 (as restated) and June 30, 2004 (as restated) and for the three months ended September 30, 2004 and 2003 (as restated)
Consolidated Balance Sheets	2
Consolidated Statements of Operations	3
Consolidated Statements of Cash Flows	4
Consolidated Statements of Shareholders' Equity	5
Notes to Consolidated Financial Statements	6
2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17
3. Quantitative and Qualitative Disclosures About Market Risk	28
4. Controls and Procedures	28
Part II - Other Information
1. Legal Proceedings	29
2. Unregistered Sales of Equity Securities and Use of Proceeds	29
3. Defaults Upon Senior Securities	29
4. Submission of Matters to a Vote of Security Holders	29
5. Other Information	29
6. Exhibits	29
Signatures	30

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2004	June 30, 2004
	(as restated, see note 3)	(as restated, see note 3)
ASSETS
Current assets:
Cash and cash equivalents	$35,960	$27,528
Short-term investments	--	--
Accounts receivable, less allowance for doubtful accounts of $2,030 at September 30, 2004 and $2,194 at June 30, 2004	25,932	26,967
Inventories (note 5)	179,194	186,895
Prepaid expenses and other current assets	31,106	28,166
Deferred income taxes	28,563	28,905

Total current assets	300,755	298,461
Property, plant and equipment, net	275,051	277,437
Goodwill and other intangible assets (note 7)	80,181	80,038
Other assets	3,169	2,431

Total assets	$659,156	$658,367

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$4,693	$4,712
Customer deposits	59,973	56,026
Accounts payable	28,387	22,222
Accrued compensation and benefits	26,370	27,950
Accrued expenses and other current liabilities (note 6)	24,563	25,779

Total current liabilities	143,986	136,689
Long-term debt	4,490	4,509
Other long-term liabilities	9,830	9,781
Deferred income taxes	52,287	51,248

Total liabilities	210,593	202,227
Shareholders' equity:
Class A common stock, par value $.01, 150,000,000 shares authorized; 45,822,983 shares issued at September 30, 2004 and 45,812,032 shares issued at June 30, 2004	458	458
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at September 30, 2004 and June 30, 2004	--	--
Preferred stock, par value $.01, 1,055,000 shares authorized; no shares issued and outstanding at September 30, 2004 and June 30, 2004	--	--
Additional paid-in capital	290,060	289,707

	290,518	290,165
Less: Treasury stock (at cost), 9,880,455 shares at September 30, 2004 and 9,255,955 shares at June 30, 2004	(265,786)	(244,026)
Retained earnings	422,747	409,401
Accumulated other comprehensive income (note 10)	1,084	600

Total shareholders' equity	448,563	456,140

Total liabilities and shareholders' equity	$659,156	$658,367

        See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,
	2004	2003
	(as restated, see note 3)
Net sales	$230,346	$222,765
Cost of sales	119,964	114,333

Gross profit	110,382	108,432
Operating expenses:
Selling	43,196	44,615
General and administrative	36,398	35,907
Restructuring and impairment charges (note 6)	(167)	(264)

Total operating expenses	79,427	80,258

Operating income	30,955	28,174

Interest and other miscellaneous income, net	(55)	2,211

Interest and other related financing costs	149	141

Income before income taxes	30,751	30,244
Income tax expense	11,993	11,554

Net income	$18,758	$18,690

Per share data (note 9):
Basic earnings per common share:
Net income per basic share	$0.52	$0.50

Basic weighted average common shares	36,211	37,227
Diluted earnings per common share:

Net income per diluted share	$0.51	$0.49

Diluted weighted average common shares	37,098	38,247

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended September 30,
	2004	2003
	(as restated, see note 3)
Operating activities:
Net income	$18,758	$18,690
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	5,409	5,386
Compensation expense (benefit) related to restricted stock award	79	66
Provision (benefit) for deferred income taxes	1,381	1,860
Restructuring and impairment charges (credits)	(167)	(264)
(Gain) loss on disposal of property, plant and equipment	200	(1,129)
Other	14	12
Change in assets and liabilities, net of the
effects of acquired and divested businesses:
Accounts receivable	1,035	(1,699)
Inventories	7,701	7,910
Prepaid expenses and other current assets	1,117	3,681
Other assets	(924)	272
Customer deposits	3,947	6,511
Accounts payable	3,069	7,569
Accrued expenses and other current liabilities	(4,302)	1,137
Other long-term liabilities	49	469

Net cash provided by operating activities	37,366	50,471

Investing activities:
Purchases of short-term investments	--	(18,000)
Proceeds from sale of short-term investments	--	2,500
Proceeds from the disposal of property, plant and equipment	34	3,425
Capital expenditures	(7,480)	(4,509)
Acquisitions	(54)	--
Other	338	35

Net cash used in investing activities	(7,162)	(16,549)

Financing activities:
Payments on long-term debt and capital leases	(42)	(53)
Net proceeds from issuance of common stock	183	861
Dividends paid	(3,664)	(2,614)
Payments to acquire treasury stock	(18,573)	--

Net cash used in financing activities	(22,096)	(1,806)
Effect of exchange rate changes on cash	324	13

Net increase (decrease) in cash and cash equivalents	8,432	32,129
Cash and cash equivalents - beginning of year	27,528	54,356

Cash and cash equivalents - end of period	$35,960	$86,485

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Three Months Ended September 30, 2004 (Restated)
(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance at June 30, 2004
(as previously reported)	$458	$289,707	$(244,026)	$600	$414,041	$460,780
Prior year adjustment (see note 3)	--	--	--	--	(4,640)	(4,640)

Balance at June 30, 2004 (1)	$458	$289,707	$(244,026)	$600	$409,401	$456,140

Issuance of 10,951 shares of common
stock upon the exercise of stock
options and restricted stock award
compensation	--	262	--	--	--	262

Purchase of treasury stock	--	--	(21,760)	--	--	(21,760)

Tax benefit associated with the exercise of employee stock options	--	91	--	--	--	91

Dividends declared on common stock	--	--	--	--	(5,412)	(5,412)

Other comprehensive income (note 10)	--	--	--	484	--	484
Net income (1)	--	--	--	--	18,758	18,758

Total comprehensive income (1)						19,242

Balance at September 30, 2004 (1)	$458	$290,060	$(265,786)	$1,084	$422,747	$448,563

(1) As restated, see note 3

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

(2)       Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. In the opinion of the Company, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004, including any amendments thereto.

Certain reclassifications have been made to prior years’ financial statements in order to conform to the current year’s presentation. These changes were made for disclosure purposes only and did not have any impact on previously reported results of operations or shareholders’ equity.

(3)       Restatement of Previously Issued Financial Statements

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

Adjustments related to the Company’s accounting for leases (collectively, the “restatement adjustments”) result in cumulative, life-to-date, charges totaling $7.8 million, or $4.9 million after-tax. The after-tax amount of the restatement adjustments that relates to fiscal years 2005, 2004, 2003, and 2002 is approximately $0.2 million, $0.9 million, $0.8 million, and $0.4 million, respectively. The after-tax amount of the restatement adjustments that relates to fiscal years 2001 and prior is $2.6 million, and relates to leases that were entered into as early as 1988. These adjustments do not materially impact the Company’s historical or future cash flows or the timing or amount of its lease payments, as they represent non-cash changes in accounting treatment. Furthermore, the restatement adjustments have no impact on previously reported revenue, same store sales, cash balances, inventory, or compliance with any of the Company’s debt covenants, and such adjustments are not expected to have any material impact on future earnings.

A discussion of each of the aforementioned lease accounting matters is presented below:

Amortization of Leasehold Improvements – The Company’s long-standing policy with respect to the amortization of leasehold improvements is to assign depreciable lives based on the underlying lease term, or the asset’s estimated useful life,

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

whichever is shorter. As a result of its review, however, the Company identified several leasehold improvements (dating back as far as 1991) which were, at the time they were initially recorded, inappropriately assigned depreciable lives in excess of the underlying lease term, effectively serving to understate previously recorded depreciation expense. The cumulative, life-to-date impact of the leasehold improvement restatement adjustments totals $1.2 million and has been recorded as depreciation expense in the Consolidated Statements of Operations and accumulated depreciation in the Consolidated Balance Sheets. These adjustments have no impact on “net cash provided by operating activities” during any of the periods restated.

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

The cumulative, life-to-date impact of the restatement adjustments related to periods of free/reduced rents totals $6.6 million and has been recorded as rent expense (income) in the Company’s Consolidated Statements of Operations and deferred rent credits (expense) in the Consolidated Balance Sheets. These adjustments have no impact on “net cash provided by operating activities” during any of the periods restated.

For all periods restated, investments in auction rate securities have been reclassified from cash and cash equivalents to short-term investments in the Company’s Consolidated Balance Sheets. The reclassification was effected as the securities had stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 28 or 35 days. The Company held no auction rate securities as of September 30, 2004 or June 30, 2004. The reclassification also resulted in changes in the Company’s Consolidated Statements of Cash Flows as the purchase and sale of

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

short-term investments previously presented as cash and cash equivalents have been reclassified to investing activities.

The following tables present a summary of the effects of the restatement adjustments on the Company’s Consolidated Statements of Operations for the three months ended September 30, 2004 and 2003, Consolidated Balance Sheets as of September 30, 2004 and June 30, 2004, and Consolidated Statements of Cash Flows for the three months ended September 30, 2004 and 2003:

	Consolidated Statements of Operations
	As previously reported	Adjustments	As restated
	(in thousands, except per share amounts)
Three Months Ended September 30, 2004
Cost of sales	$119,953	$11	$119,964
Gross profit	110,393	(11)	110,382
Selling expenses	43,213	(17)	43,196
General and administrative expenses	36,112	286	36,398
Operating expenses	79,158	269	79,427
Operating income	31,235	(280)	30,955
Income before income taxes	31,031	(280)	30,751
Income tax expense	12,102	(109)	11,993
Net income	18,929	(171)	18,758
Basic earnings per share	$0.52	$--	$0.52
Diluted earnings per share	$0.51	$--	$0.51
Three Months Ended September 30, 2003
Cost of sales	$114,322	$11	$114,333
Gross profit	108,443	(11)	108,432
Selling expenses	44,609	6	44,615
General and administrative expenses	35,522	385	35,907
Operating expenses	79,867	391	80,258
Operating income	28,576	(402)	28,174
Income before income taxes	30,646	(402)	30,244
Income tax expense	11,707	(153)	11,554
Net income	18,939	(249)	18,690

Basic earnings per share	$0.51	$(0.01)	$0.50
Diluted earnings per share	$0.50	$(0.01)	$0.49

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Consolidated Balance Sheets
	As previously reported	Adjustments	As restated
	(in thousands)

September 30, 2004

Cash and cash equivalents	$35,960	$--	$35,960
Short-term investments	--	--	--
Deferred income taxes	25,575	2,988	28,563
Total current assets	297,767	2,988	300,755
Property, plant and equipment, net	274,794	257	275,051
Other assets	2,549	620	3,169
Total assets	655,291	3,865	659,156
Other long-term liabilities	1,154	8,676	9,830
Total liabilities	201,917	8,676	210,593
Retained earnings	427,558	(4,811)	422,747
Total liabilities and shareholders' equity	655,291	3,865	659,156

June 30, 2004

Cash and cash equivalents	$27,528	$--	$27,528
Short-term investments	--	--	--
Deferred income taxes	26,026	2,879	28,905
Total current assets	295,582	2,879	298,461
Property, plant and equipment, net	277,021	416	277,437
Other assets	1,790	641	2,431
Total assets	654,431	3,936	658,367
Other long-term liabilities	1,205	8,576	9,781
Total liabilities	193,651	8,576	202,227
Retained earnings	414,041	(4,640)	409,401
Total liabilities and shareholders' equity	654,431	3,936	658,367

	Consolidated Statements of Cash Flows
	As previously reported	Adjustments	As restated
	(in thousands)
Three Months Ended September 30, 2004

Net cash provided by operating activities	$37,366	$--	$37,366
Net cash used in investing activities	(7,162)	--	(7,162)

Three Months Ended September 30, 2003

Net cash provided by operating activities	$49,972	$499	$50,471
Net cash used in investing activities	(550)	(15,999)	(16,549)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)       Employee Stock Plans

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

The Company employs the Black-Scholes option-pricing model for purposes of estimating the fair value of stock options granted.

	Three Months Ended September 30,
	2004	2003
	(as restated, see note 3)

(in thousands, except per share data)

Net income as reported	$18,758	$18,690

Add: Stock-based employee compensation expense (benefit) included in reported net income, net of related tax effects	48	41
Deduct: Stock-based employee compensation expense determined under the fair value- based method for all awards granted since July 1, 1995, net of related tax effects	(1,597)	(1,007)

Pro forma net income	$17,209	$17,724

Net income per share:
Basic - as reported	$0.52	$0.50

Basic - pro forma	$0.48	$0.48

Diluted - as reported	$0.51	$0.49

Diluted - pro forma	$0.47	$0.47

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)       Inventories

Inventories at September 30, 2004 and June 30, 2004 are summarized as follows (in thousands):

	September 30, 2004	June 30, 2004
Finished goods	$140,468	$148,240
Work in process	10,029	10,840
Raw materials	28,697	27,815

	$179,194	$186,895

Inventories are presented net of a related valuation allowance of $3.6 million at September 30, 2004 and $3.2 million at June 30, 2004.

(6)       Restructuring and Impairment Charges

In recent years, the Company has developed, announced and executed plans to consolidate its manufacturing operations as part of an overall strategy to maximize production efficiencies and maintain its competitive advantage.

In the fourth quarter of fiscal 2004, the Company announced a plan to close and consolidate two of its manufacturing facilities. The plants, both involved in the production of wood case goods furniture, were located in Boonville, New York and Bridgewater, Virginia. The plant closures resulted in a headcount reduction totaling approximately 460 employees; 270 employees effective June 25, 2004, and 190 employees throughout the first quarter of fiscal 2005. A pre-tax restructuring and impairment charge of $12.8 million was recorded for costs associated with these plant closings, of which $4.5 million was related to employee severance and benefits and other plant exit costs, and $8.3 million was related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities. During the quarter ended September 30, 2004, adjustments totaling $0.2 million were recorded to reverse certain of these previously established accruals which were no longer deemed necessary.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Goodwill in the wholesale and retail segments was $27.5 million and $32.9 million, respectively, at September 30, 2004 and $27.5 million and $32.8 million, respectively, at June 30, 2004. The wholesale segment, at both dates, includes additional intangible assets of $19.7 million. These assets represent Ethan Allen trade names which are considered to have indefinite useful lives.

In accordance with Statement 142, the Company does not amortize goodwill and other intangible assets but, rather, evaluates such assets for impairment on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of the goodwill or other intangible asset may exceed its fair value. The Company conducts its required annual impairment test during the fourth quarter of each fiscal year. No impairment losses have been recorded on the Company's goodwill or other intangible assets as a result of applying the provisions of Statement 142.

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

With respect to the Lyndonville, Vermont site, the Company has substantially resolved its liability by completing remedial construction activities. The Company continues to work with the U.S. Environmental Protection Agency (“EPA”) and has obtained its certificate of construction completion, subject to certain limited conditions. The Company does not anticipate incurring significant costs with respect to the Southington, Connecticut and High Point, North Carolina sites as it believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at those sites. Specifically, with respect to the Southington site, the Company’s volumetric share is less than 1% of over 51 million gallons disposed of at the site and there are more than 1,000 PRPs. With respect to the High Point site, the Company’s volumetric share is less than 1% of over 18 million gallons disposed of at the site and there are more than 2,000 PRPs, including 1,100 “de-minimis” parties (of which Ethan Allen is one). With respect to the Atlanta site, a former solvent recycling/reclamation facility, the Company’s volumetric share is currently under review, but it is believed to consist of less than 1% of over 20 million gallons disposed of at the site by more than 1,700 PRPs. In all three cases, the other PRPs consist of local, regional, national and multi-national companies.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents segment information for the three months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,
	2004	2003
	(as restated, see note 3)
Net Sales:
Wholesale segment	$161,315	$158,919
Retail segment	141,710	132,656
Elimination of inter-company sales	(72,679)	(68,810)

Consolidated Total	$230,346	$222,765

Operating Income:
Wholesale segment	$28,254	$27,021
Retail segment	2,965	(242)
Elimination (1)	(264)	1,395

Consolidated Total	$30,955	$28,174

Capital Expenditures:
Wholesale segment	$1,294	$1,868
Retail segment	6,186	2,641
Acquisitions (2)	54	--

Consolidated Total	$7,534	$4,509

	September 30, 2004	June 30, 2004
	(as restated, see note 3)	(as restated, see note 3)

Total Assets:
Wholesale segment	$385,549	$387,041
Retail segment	304,760	302,043
Inventory profit elimination (3)	(31,153)	(30,717)

Consolidated Total	$659,156	$658,367

(1)	Adjustment represents the change in the elimination entry for profit in ending inventory.
(2)	There were no acquisitions completed during the three months ended September 30, 2004 or 2003.
(3)	Inventory profit elimination reflects the embedded wholesale profit in the Ethan Allen-owned store inventory that has not been realized. These profits will be realized when inventory is shipped to the retail customer.

At September 30, 2004, there were 32 Ethan Allen retail stores located outside the United States, of which 25 were independently-owned. The Company’s net sales derived from sales to non-domestic, independently-owned retail stores totaled less than 2% of consolidated sales for the three month periods ended September 30, 2004 and 2003.

(12)     Subsequent Events

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

Notes to Consolidated Financial Statements

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of financial condition and results of operations should be read in conjunction with (i) the Consolidated Financial Statements of the Company, and notes thereto, as set forth in this Form 10-Q/A and (ii) the Company’s Annual Report on Form 10-K for the year ended June 30, 2004, including any amendments thereto.

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

        Landlord/Tenant Incentives – The Company determined that the manner in which it accounted for construction allowances was not in accordance with Financial Accounting

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases”(“FTB No. 88-1”), which states that lease incentives should be treated by the lessee as a reduction of rental expense and amortized on a straight-line basis over the term of the lease in accordance with FTB No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. Accordingly, in connection with the restatement adjustments, the Company has reflected a liability in its Consolidated Balance Sheets for the unamortized portion of construction allowances (deferred lease incentives) which are to be amortized over the lease term on a straight-line basis as a reduction of rent expense. The Company had previously recorded these allowances as a reduction of the related fixed assets within property, plant and equipment, amortizing them over the lease term as a reduction of depreciation expense.

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

        For all periods restated, investments in auction rate securities have been reclassified from cash and cash equivalents to short-term investments in the Company’s Consolidated Balance Sheets. The reclassification was effected as the securities had stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 28 or 35 days. The Company held no auction rate securities as of September 30, 2004 or June 30, 2004. The reclassification also resulted in changes in the Company’s Consolidated Statements of Cash Flows as the purchase and sale of short-term investments previously presented as cash and cash equivalents have been reclassified to investing activities.

        See Note 3 to the Company’s Consolidated Financial Statements for the three months ended September 30, 2004 and 2003 for a summary of the effects of the restatement adjustments on the Company’s Consolidated Statements of Operations for the three months ended September 30, 2004 and 2003, Consolidated Balance Sheets as of September 30, 2004 and June 30, 2004, and Consolidated Statements of Cash Flows for the three months ended September 30, 2004 and 2003. The information provided in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the effect of the restatement adjustments.

Critical Accounting Policies

        The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which require, in some cases, that certain estimates and assumptions be made that affect the amounts and disclosures reported in those financial statements and the related

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Results of Operations

        Ethan Allen’s revenues are comprised of (i) wholesale sales to independently-owned and Company-owned retail stores and (ii) retail sales of Company-owned stores. See Note 11 to the Company’s Consolidated Financial Statements for the three months ended September 30, 2004 and 2003.

        The components of consolidated revenue and operating income were as follows (in millions):

	Three Months Ended September 30,
	2004	2003
	(as restated, see note 3)
Revenue:
Wholesale segment	$161.3	$158.9
Retail segment	141.7	132.7
Elimination of inter-company sales	(72.7)	(68.8)

Consolidated Revenue	$230.3	$222.8

Operating Income:
Wholesale segment	$28.3	$27.0
Retail segment	3.0	(0.2)
Elimination (1)	(0.3)	1.4

Consolidated Operating Income	$31.0	$28.2

(1)	Adjustment represents the change in the elimination entry for profit in ending inventory

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

        Operating expenses decreased $0.8 million, or 1.0%, to $79.4 million, or 34.5% of net sales, in the current year quarter from $80.2 million, or 36.0% of net sales, in the prior year quarter. This decrease is primarily attributable to (i) a decline in selling

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

expenses within the wholesale division as the result of a continued Company-wide focus on cost containment, particularly within national television advertising, and (ii) initiatives undertaken in recent periods to streamline the Company’s U.S. manufacturing operations. These decreases were partially offset by the continued growth of the retail segment and the higher proportionate share of retail sales to total sales in the current quarter as compared to the prior year quarter. This expansion has resulted in higher costs associated with designer salaries and commissions, occupancy, delivery and warehousing, and other managerial salaries and benefits.

         Operating income for the three months ended September 30, 2004 was $31.0 million, or 13.4% of net sales, compared to $28.2 million, or 12.6% of net sales, for the three months ended September 30, 2003. This represents an increase of $2.8 million, and is primarily attributable to lower operating expenses within the wholesale division and an increase in gross profit during the current period, partially offset by increased costs related to continued expansion of the retail segment.

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

        Operating income for the retail segment increased $3.2 million to $3.0 million, or 2.1% of net sales, for the first quarter of fiscal 2005, as compared to an operating loss of $0.2 million, or (0.2)% of net sales, in the prior year period. The increase in retail operating income generated by Ethan Allen-owned stores is primarily attributable to increased sales volume, partially offset by higher operating expenses related to the continued expansion of the retail network.

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

        Income tax expense for the three months ended September 30, 2004 was $12.0 million as compared to $11.6 million for the three months ended September 30, 2003. The Company’s effective tax rate for the current quarter was 39.0%, up from 38.2% in the prior year quarter. The higher effective tax rate is the result of recently-enacted changes within certain state tax legislation, and increased state income tax liability arising in connection with the operation of a greater number of Company-owned stores, some of which are located in new jurisdictions.

        The Company recorded net income of $18.8 million for the three months ended September 30, 2004 as compared to $18.7 million for the three months ended September 30, 2003. Net income per diluted share for the current quarter totaled $0.51, up from $0.49 per diluted share in the prior year quarter.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

        Net cash provided by operating activities totaled $37.4 million for the first quarter of fiscal 2005 as compared to $50.5 million for the first quarter of fiscal 2004. The current quarter-over-quarter decrease of $13.1 million was principally the result of (i) changes in accrued expenses ($5.4 million effect), resulting from the quarter-over-quarter change in dividends accrued and paid, (ii) accounts payable ($4.5 million effect), resulting from the ordinary timing of related cash disbursements, including income taxes payable and treasury stock repurchases, (iii) changes in customer deposits ($2.6 million effect), and (iv) changes in prepaid expenses and other current assets ($2.6 million effect). These unfavorable variances were partially offset by additional cash collections related to outstanding accounts receivable ($2.7 million effect).

        The decrease in inventory levels since June 2004 was the result, primarily, of a decline in finished goods and work-in-process inventories. The decrease in finished goods inventories was related, in part, to reductions within certain off-shore sourced product lines, and is consistent with the increase in sales volume noted during the quarter. The decline in work-in-process inventories is attributable to the consolidation of two manufacturing facilities, announced in April 2004, and the related phase-out of those plants’ production during the current period. These decreases were partially offset by an increase in raw material inventories resulting from the purchase of logs and lumber in anticipation of future production needs.

        Net cash used in investing activities totaled $7.2 million for the current quarter compared to $16.5 million in the prior year. The current quarter-over-quarter decrease of $9.3 million was due, primarily, to a $15.5 million net decrease in cash utilized to fund short-term investment activity, partially offset by (i) a $3.0 million increase in capital spending, exclusive of acquisitions, to $7.5 million from $4.5 million in the prior year, and (ii) a $3.4 million decline in proceeds stemming from the disposal of certain property, plant and equipment during the prior year period. The current level of capital spending is principally attributable to (i) new store development and renovation, (ii) improvements within certain manufacturing facilities, and (iii) Company-wide technology initiatives. The Company anticipates that cash from operations will be sufficient to fund future capital expenditures.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

        As of September 30, 2004, aggregate scheduled maturities of long-term debt, including capital lease obligations, for each of the next five fiscal years are: $0.2 million in fiscal 2006; $0.1 million in fiscal 2007; $0.1 million in fiscal 2008; $0.1 million in fiscal 2009; and $0.1 million in fiscal 2010. The balance of the Company’s long-term debt and capital lease obligations ($3.9 million) matures in fiscal years 2011 and thereafter.     The Company believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements. As of September 30, 2004, the Company had working capital of $156.8 million and a current ratio of 2.09 to 1.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Item 4.  Controls and Procedures

        The following has been amended to reflect the restatement of the Company’s financial statements as discussed in (i) the Explanatory Note to this Quarterly Report on Form 10-Q/A, and (ii) Note 3 to the Company’s Consolidated Financial Statements for the three months ended September 30, 2004, which appear under Item 1.

        In connection with the preparation of the previously filed Quarterly Report on Form 10-Q for the three months ended September 30, 2004, Ethan Allen’s management, including the Chairman of the Board and Chief Executive Officer (“CEO”) and the Vice President-Finance (“VPF”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the CEO and VPF concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company (including its consolidated subsidiaries), which is required to be included in the Company’s periodic filings under the Exchange Act, had been made known to them in a timely manner.

        However, as was disclosed in the Company’s Current Report on Form 8-K dated April 20, 2005, management, in consultation with the Audit Committee of the Company’s Board of Directors, concluded that it was necessary to restate certain previously issued financial statements. This conclusion was reached in light of the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission in their letter to the American Institute of Certified Public Accountants, dated February 7, 2005, with respect to certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America. As a result of the need to restate previously issued financial statements, management, including the CEO and VPF, now believes that the Company’s disclosure controls and procedures were not effective as of September 30, 2004.

        There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, prior to the filing of this report, management has implemented necessary changes to the Company’s internal controls in order to address the lease accounting matters referred to above.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

        There has been no material change to the matters discussed in Part I, Item 3 — Legal Proceedings in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission as of September 10, 2004.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

DATE: May 9, 2005	BY:/s/ M. Farooq Kathwari M. Farooq Kathwari Chairman, President and Chief Executive Officer (Principal Executive Officer)

DATE: May 9, 2005	BY:/s/ Jeffrey Hoyt Jeffrey Hoyt Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)