Form 10-Q/A
period 2004-12-31
ETHAN ALLEN INTERIORS INC
filed 2005-05-10
CIK 896156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

        On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America. Management of the Company subsequently initiated a review of the Company’s lease-related accounting practices and determined that the manner in which it accounted for (i) the amortization of leasehold improvements, (ii) landlord/tenant incentives (specifically, construction allowances), and (iii) the recognition of rent expense (income) when the lease term in an operating lease contains periods of free or reduced rents (i.e. “rent holidays” and/or rent escalation provisions) were not consistent with the views expressed by the SEC and/or the applicable accounting guidance and that certain previously filed financial statements required restatement. See Note 3, Restatement of Previously Issued Financial Statements, in the accompanying Consolidated Financial Statements (including the notes thereto), and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the impact of the restatement. This amended Quarterly Report on Form 10-Q/A amends and restates those items of the previously filed Form 10-Q for the three and six months ended December 31, 2004, which have been affected by the revisions.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2004	June 30, 2004
	(as restated, see note 3)	(as restated, see note 3)
ASSETS
Current assets:
Cash and cash equivalents	$27,045	$27,528
Short-term investments	6,000	-
Accounts receivable, less allowance for doubtful accounts of $2,056 at December 31, 2004 and $2,194 at June 30, 2004	21,172	26,967
Inventories (note 5)	171,117	186,895
Prepaid expenses and other current assets	33,418	28,166
Deferred income taxes	28,458	28,905

Total current assets	287,210	298,461
Property, plant and equipment, net	274,638	277,437
Goodwill and other intangible assets (notes 7 and 8)	80,980	80,038
Other assets	3,768	2,431

Total assets	$646,596	$658,367

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$80	$4,712
Customer deposits	51,658	56,026
Accounts payable	19,957	22,222
Accrued compensation and benefits	28,156	27,950
Accrued expenses and other current liabilities (note 6)	29,760	25,779

Total current liabilities	129,611	136,689
Long-term debt	4,471	4,509
Other long-term liabilities	9,754	9,781
Deferred income taxes	51,782	51,248

Total liabilities	195,618	202,227
Shareholders' equity:
Class A common stock, par value $.01, 150,000,000 shares authorized; 45,854,962 shares issued at December 31, 2004 and 45,812,032 shares issued at June 30, 2004	458	458
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at December 31, 2004 and June 30, 2004	-	-
Preferred stock, par value $.01, 1,055,000 shares authorized; no shares issued and outstanding at December 31, 2004 and June 30, 2004	-	-
Additional paid-in capital	291,175	289,707

	291,633	290,165
Less: Treasury stock (at cost), 10,357,455 shares at December 31, 2004 and 9,255,955 shares at June 30, 2004	(282,382)	(244,026)
Retained earnings	440,544	409,401
Accumulated other comprehensive income (note 11)	1,183	600

Total shareholders' equity	450,978	456,140

Total liabilities and shareholders' equity	$646,596	$658,367

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(as restated, see note 3)		(as restated, see note 3)
Net sales	$245,252	$241,150	$475,598	$463,915
Cost of sales	125,808	124,882	245,772	239,215

Gross profit	119,444	116,268	229,826	224,700
Operating expenses:
Selling	46,656	41,225	89,852	85,840
General and administrative	36,265	36,258	72,663	72,165
Restructuring and impairment charges (note 6)	(52)	-	(219)	(264)

Total operating expenses	82,869	77,483	162,296	157,741

Operating income	36,575	38,785	67,530	66,959

Interest and other miscellaneous income, net	1,301	737	1,246	2,948
Interest and other related financing costs	138	167	287	308

Income before income taxes	37,738	39,355	68,489	69,599
Income tax expense	14,604	15,158	26,597	26,712

Net income	$23,134	$24,197	$41,892	$42,887

Per share data (note 10):
Basic earnings per common share:
Net income per basic share	$0.65	$0.65	$1.17	$1.15

Basic weighted average common shares	35,601	37,269	35,906	37,248
Diluted earnings per common share:
Net income per diluted share	$0.63	$0.63	$1.14	$1.12

Diluted weighted average common shares	36,564	38,420	36,831	38,333

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (In thousands)

	Six Months Ended December 31,
	2004	2003
	(as restated, see note 3)
Operating activities:
Net income	$41,892	$42,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,646	10,775
Compensation expense (benefit) related to restricted stock award	253	170
Provision (benefit) for deferred income taxes	981	1,165
Restructuring and impairment charges (credits)	(219)	(264)
(Gain) loss on disposal of property, plant and equipment	(1,273)	(1,608)
(Gain) loss on sale of retail stores	(627)	-
Other	21	48
Change in assets and liabilities, net of the
effects of acquired and divested businesses:
Accounts receivable	5,666	3,900
Inventories	14,133	12,629
Prepaid expenses and other current assets	(1,159)	3,371
Other assets	(621)	399
Customer deposits	(4,474)	(1,458)
Accounts payable	(1,207)	3,687
Accrued expenses and other current liabilities	2,745	756
Other long-term liabilities	51	578

Net cash provided by operating activities	66,808	77,035

Investing activities:
Purchases of short-term investments	(12,000)	(29,500)
Proceeds from sale of short-term investments	6,000	2,500
Proceeds from the disposal of property, plant and equipment	4,114	5,274
Proceeds from the sale of retail stores	2,094	-
Capital expenditures	(15,416)	(9,740)
Acquisitions	(750)	-
Other	379	61

Net cash used in investing activities	(15,579)	(31,405)

Financing activities:
Payments on long-term debt and capital leases	(4,676)	(905)
Net proceeds from issuance of common stock	903	1,494
Dividends paid	(9,062)	(6,518)
Payments to acquire treasury stock	(39,102)	-

Net cash used in financing activities	(51,937)	(5,929)
Effect of exchange rate changes on cash	225	(83)

Net increase (decrease) in cash and cash equivalents	(483)	39,618
Cash and cash equivalents - beginning of year	27,528	54,356

Cash and cash equivalents - end of period	$27,045	$93,974

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Six Months Ended December 31, 2004 (Restated)
(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at June 30, 2004 (as previously reported)	$458	$289,707	$(244,026)	$600	$414,041	$460,780
Prior year adjustment (see note 3)	-	-	-	-	(4,640)	(4,640)

Balance at June 30, 2004 (1)	$458	$289,707	$(244,026)	$600	$409,401	$456,140
Issuance of 42,930 shares of common stock upon the exercise of stock options and restricted stock award compensation	-	1,156	-	-	-	1,156

Purchase of treasury stock	-	-	(38,356)	-	-	(38,356)
Tax benefit associated with the exercise of employee stock options	-	312	-	-	-	312

Dividends declared on common stock	-	-	-	-	(10,748)	(10,748)

Other comprehensive income (note 11)	-	-	-	583	-	583
Net income (1)	-	-	-	-	41,891	41,891

Total comprehensive income (1)						42,474

Balance at December 31, 2004 (1)	$458	$291,175	$(282,382)	$1,183	$440,544	$450,978

(1)  As restated, see note 3.

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

Adjustments related to the Company’s accounting for leases (collectively, the “restatement adjustments”) result in cumulative, life-to-date, charges totaling $8.0 million, or $5.0 million after-tax. The after-tax amount of the restatement adjustments that relates to fiscal years 2005, 2004, 2003, and 2002 is approximately $0.3 million, $0.9 million, $0.8 million, and $0.4 million, respectively. The after-tax amount of the restatement adjustments that relates to fiscal years 2001 and prior is $2.6 million, and relates to leases that were entered into as early as 1988. These adjustments do not materially impact the Company’s historical or future cash flows or the timing or amount of its lease payments, as they represent non-cash changes in accounting treatment. Furthermore, the restatement adjustments have no impact on previously reported revenue, same store sales, cash balances, inventory, or compliance with any of the Company’s debt covenants, and such adjustments are not expected to have any material impact on future earnings.

A discussion of each of the aforementioned lease accounting matters is presented below:

Amortization of Leasehold Improvements – The Company’s long-standing policy with respect to the amortization of leasehold improvements is to assign depreciable lives based on the underlying lease term, or the asset’s estimated useful life, whichever is shorter. As a result of its review, however, the Company identified several

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

leasehold improvements (dating back as far as 1991) which were, at the time they were initially recorded, inappropriately assigned depreciable lives in excess of the underlying lease term, effectively serving to understate previously recorded depreciation expense. The cumulative, life-to-date impact of the leasehold improvement restatement adjustments totals $1.3 million and has been recorded as depreciation expense in the Consolidated Statements of Operations and accumulated depreciation in the Consolidated Balance Sheets. These adjustments have no impact on “net cash provided by operating activities”during any of the periods restated.

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

The cumulative, life-to-date impact of the restatement adjustments related to periods of free/reduced rents totals $6.7 million and has been recorded as rent expense (income) in the Company’s Consolidated Statements of Operations and deferred rent credits (expense) in the Consolidated Balance Sheets. These adjustments have no impact on “net cash provided by operating activities” during any of the periods restated.

For all periods restated, investments in auction rate securities have been reclassified from cash and cash equivalents to short-term investments in the Company’s Consolidated Balance Sheets. The reclassification was effected as the securities had stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 28 or 35 days. The Company held $6.0 million in auction rate securities as of December 31, 2004 and none as of June 30, 2004. The reclassification also resulted in changes in the Company’s Consolidated Statements of Cash Flows as the

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

purchase and sale of short-term investments previously presented as cash and cash equivalents have been reclassified to investing activities.

The following tables present a summary of the effects of the restatement adjustments on the Company’s Consolidated Statements of Operations for the three and six months ended December 31, 2004 and 2003, Consolidated Balance Sheets as of December 31, 2004 and June 30, 2004, and Consolidated Statements of Cash Flows for the six months ended December 31, 2004 and 2003:

	Consolidated Statements of Operations
	As previously reported	Adjustments	As restated
	(in thousands, except per share amounts)
Three Months Ended December 31, 2004
Cost of sales	$125,796	$12	$125,808
Gross profit	119,456	(12)	119,444
Selling expenses	46,676	(20)	46,656
General and administrative expenses	36,041	224	36,265
Operating expenses	82,665	204	82,869
Operating income	36,791	(216)	36,575
Income before income taxes	37,954	(216)	37,738
Income tax expense	14,688	(84)	14,604
Net income	23,266	(132)	23,134
Basic earnings per share	$0.65	$-	$0.65
Diluted earnings per share	$0.64	$(0.01)	$0.63
Three Months Ended December 31, 2003
Cost of sales	$124,871	$11	$124,882
Gross profit	116,279	(11)	116,268
Selling expenses	41,221	4	41,225
General and administrative expenses	35,946	312	36,258
Operating expenses	77,167	316	77,483
Operating income	39,112	(327)	38,785
Income before income taxes	39,682	(327)	39,355
Income tax expense	15,284	(126)	15,158
Net income	24,398	(201)	24,197

Basic earnings per share	$0.65	$-	$0.65
Diluted earnings per share	$0.64	$(0.01)	$0.63

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Consolidated Statements of Operations
	As previously reported	Adjustments	As restated
	(in thousands, except per share amounts)
Six Months Ended December 31, 2004
Cost of sales	$245,749	$23	$245,772
Gross profit	229,849	(23)	229,826
Selling expenses	89,889	(37)	89,852
General and administrative expenses	72,153	510	72,663
Operating expenses	161,823	473	162,296
Operating income	68,026	(496)	67,530
Income before income taxes	68,985	(496)	68,489
Income tax expense	26,790	(193)	26,597
Net income	42,195	(303)	41,892
Basic earnings per share	$1.18	$(0.01)	$1.17
Diluted earnings per share	$1.15	$(0.01)	$1.14
Six Months Ended December 31, 2003
Cost of sales	$239,193	$22	$239,215
Gross profit	224,722	(22)	224,700
Selling expenses	85,830	10	85,840
General and administrative expenses	71,468	697	72,165
Operating expenses	157,034	707	157,741
Operating income	67,688	(729)	66,959
Income before income taxes	70,328	(729)	69,599
Income tax expense	26,991	(279)	26,712
Net income	43,337	(450)	42,887

Basic earnings per share	$1.16	$(0.01)	$1.15
Diluted earnings per share	$1.13	$(0.01)	$1.12

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Consolidated Balance Sheets
	As previously reported	Adjustments	As restated
	(in thousands)

December 31, 2004

Cash and cash equivalents	$33,045	$(6,000)	$27,045
Short-term investments	-	6,000	6,000
Deferred income taxes	25,386	3,072	28,458
Total current assets	284,138	3,072	287,210
Property, plant and equipment, net	274,542	96	274,638
Other assets	3,163	605	3,768
Total assets	642,823	3,773	646,596
Other long-term liabilities	1,037	8,717	9,754
Total liabilities	186,901	8,717	195,618
Retained earnings	445,488	(4,944)	440,544
Total liabilities and shareholders' equity	642,823	3,773	646,596

June 30, 2004

Cash and cash equivalents	$27,528	$-	$27,528
Short-term investments	-	-	-
Deferred income taxes	26,026	2,879	28,905
Total current assets	295,582	2,879	298,461
Property, plant and equipment, net	277,021	416	277,437
Other assets	1,790	641	2,431
Total assets	654,431	3,936	658,367
Other long-term liabilities	1,205	8,576	9,781
Total liabilities	193,651	8,576	202,227
Retained earnings	414,041	(4,640)	409,401
Total liabilities and shareholders' equity	654,431	3,936	658,367

	Consolidated Statements of Cash Flows
	As previously reported	Adjustments	As restated
	(in thousands)
Six Months Ended December 31, 2004

Net cash provided by operating activities	$66,808	$-	$66,808
Net cash used in investing activities	(9,579)	(6,000)	(15,579)

Six Months Ended December 31, 2003

Net cash provided by operating activities	$76,536	$499	$77,035
Net cash used in investing activities	(3,906)	(27,499)	(31,405)

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

The Company employs the Black-Scholes option-pricing model for purposes of estimating the fair value of stock options granted.

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(as restated, see note 3)
(in thousands, except per share data)

Net income as reported	$23,134	$24,197	$41,892	$42,887

Add: Stock-based employee compensation expense (benefit) included in reported net income, net of related tax effects	107	64	155	105
Deduct: Stock-based employee compensation expense determined under the fair value- based method for all awards granted since July 1, 1995, net of related tax effects	(1,766)	(1,337)	(3,365)	(2,343)

Pro forma net income	$21,475	$22,924	$38,682	$40,649

Net income per share:
Basic - as reported	$0.65	$0.65	$1.17	$1.15

Basic - pro forma	$0.60	$0.62	$1.08	$1.09

Diluted - as reported	$0.63	$0.63	$1.14	$1.12

Diluted - pro forma	$0.59	$0.60	$1.06	$1.07

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

During the three months ended December 31, 2004, the final cash payments related to these plant closings were made. In addition, adjustments totaling $0.1 million were recorded to reverse the remaining previously established accruals which were no longer deemed necessary. As of December 31, 2004, all related accruals have been reduced to zero.

(7)       Business Acquisitions

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

(8)       Goodwill and Other Intangible Assets

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

(9)       Litigation

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Regulations issued under the Clean Air Act Amendments of 1990 required the industry to reformulate certain furniture finishes or institute process changes to reduce emissions of volatile organic compounds. Compliance with many of these requirements has been facilitated through the introduction of high solids coating technology and alternative formulations. In addition, the Company has instituted a variety of technical and procedural controls, including reformulation of finishing materials to reduce toxicity, implementation of high velocity low pressure spray systems, development of storm water protection plans and controls, and further development of related inspection/audit teams, all of which have served to reduce emissions per unit of production. Ethan Allen remains committed to implementing new waste minimization programs and/or enhancing existing programs with the objective of (i) reducing the volume of waste, (ii) limiting the liability associated with waste disposal, and (iii) continuously improving environmental and job safety programs on the factory floor which serve to minimize emissions and safety risks for employees. The Company will continue to evaluate the most appropriate, cost effective, control technologies for finishing operations and design production methods to reduce the use of hazardous materials in the manufacturing process.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(10)        Earnings Per Share

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

(11)      Comprehensive Income

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

(12)      Segment Information

The Company’s reportable segments represent strategic business areas which, although they operate separately, both offer the Company’s complete line of home furnishings through their own distinctive services. The Company’s operations are classified into two such segments: wholesale and retail.

The wholesale segment is principally involved in the development of the Ethan Allen brand, which encompasses the design, manufacture, domestic and off-shore sourcing, sale and distribution of a full range of home furnishings to a network of independently-owned and Ethan Allen-owned stores as well as related marketing and awareness efforts. Wholesale profitability includes the wholesale gross margin, which is earned on wholesale sales to all retail stores, including Ethan Allen-owned stores.

The retail segment sells home furnishings to consumers through a network of Company-owned stores. Retail profitability includes the retail gross margin, which

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The following table presents segment information for the three and six months ended December 31, 2004 and 2003 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(as restated, see note 3)		(as restated, see note 3)
Net Sales:
Wholesale segment	$161,335	$163,704	$322,650	$322,623
Retail segment	155,830	149,611	297,540	282,267
Elimination of inter-company sales	(71,913)	(72,165)	(144,592)	(140,975)

Consolidated Total	$245,252	$241,150	$475,598	$463,915

Operating Income:
Wholesale segment	$26,765	$30,247	$55,019	$57,268
Retail segment	5,985	5,685	8,950	5,443
Elimination of inter-company profit (1)	3,825	2,853	3,561	4,248

Consolidated Total	$36,575	$38,785	$67,530	$66,959

Capital Expenditures:
Wholesale segment	$1,724	$1,839	$3,018	$3,707
Retail segment	6,212	3,392	12,398	6,033
Acquisitions (2)	696	-	750	-

Consolidated Total	$8,632	$5,231	$16,166	$9,740

See footnotes on following page.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2004	June 30, 2004
	(as restated, see note 3)	(as restated, see note 3)

Total Assets:
Wholesale segment	$382,898	$387,041
Retail segment	291,219	302,043
Inventory profit elimination (3)	(27,521)	(30,717)

Consolidated Total	$646,596	$658,367

(1)	Represents the change in the elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned store inventory existing at the end of the period. See item 3 below.
(2)	For the three and six months ended December 31, 2004, acquisitions include the purchase of 1 retail store. There were no acquisitions completed during the three or six months ended December 31, 2003.
(3)	Represents the embedded wholesale profit contained in Ethan Allen-owned store inventory that has not yet been realized. These profits are realized when the related inventory is sold.

At December 31, 2004, there were 31 Ethan Allen retail stores located outside the United States, of which 26 were independently-owned. The Company’s net sales derived from sales to non-domestic, independently-owned retail stores totaled less than 2% of consolidated sales for the three and six month periods ended December 31, 2004 and 2003.

(13)     Subsequent Events

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

(14)      Recent Accounting Pronouncements

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, serving to amend Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), requiring that such items be recognized as current-period charges regardless of whether they meet the ‘so abnormal’

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

criterion previously outlined in ARB No. 43. The standard also introduces the concept of ‘normal capacity’ and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (fiscal 2006 for the Company). The Company has not yet determined the impact, if any, of adopting this standard on the Company’s consolidated financial position, liquidity, and results of operations.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

        For all periods restated, investments in auction rate securities have been reclassified from cash and cash equivalents to short-term investments in the Company’s Consolidated Balance Sheets. The reclassification was effected as the securities had stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 28 or 35 days. The Company held $6.0 million in auction rate securities as of December 31, 2004 and none as of June 30, 2004. The reclassification also resulted in changes in the Company’s Consolidated Statements of Cash Flows as the purchase and sale of short-term investments previously presented as cash and cash equivalents have been reclassified to investing activities.

        See Note 3 to the Company’s Consolidated Financial Statements for the three and six months ended December 31, 2004 and 2003 for a summary of the effects of the restatement adjustments on the Company’s Consolidated Statements of Operations for the three and six months ended December 31, 2004 and 2003, Consolidated Balance Sheets as of December 31, 2004 and June 30, 2004, and Consolidated Statements of Cash Flows for the six months ended December 31, 2004 and 2003. The information provided in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the effect of the restatement adjustments.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Results of Operations

        Ethan Allen’s revenues are comprised of (i) wholesale sales to independently-owned and Company-owned retail stores and (ii) retail sales of Company-owned stores. See Note 12 to the Company’s Consolidated Financial Statements for the three and six months ended December 31, 2004 and 2003.

        The components of consolidated revenue and operating income were as follows (in millions):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(as restated, see note 3)		(as restated, see note 3)
Revenue:
Wholesale segment	$161.3	$163.7	$322.7	$322.6
Retail segment	155.8	149.6	297.5	282.3
Elimination of inter-company sales	(71.9)	(72.1)	(144.6)	(141.0)

Consolidated Revenue	$245.2	$241.2	$475.6	$463.9

Operating Income:
Wholesale segment	$26.8	$30.2	$55.0	$57.3
Retail segment	6.0	5.7	8.9	5.4
Elimination of inter-company profit(1)	3.8	2.9	3.6	4.3

Consolidated Operating Income	$36.6	$38.8	$67.5	$67.0

(1)	Adjustment represents the change in the elimination entry for profit in ending inventory.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

        Gross profit increased during the quarter to $119.4 million from $116.3 million in the prior year comparable quarter. The $3.1 million, or 2.7%, increase in gross profit was primarily attributable to (i) an increase in total sales volume, including a higher proportionate share of retail sales to total sales (64% in the current quarter compared to

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

62% in the prior year quarter), and (ii) a reduction in costs associated with excess capacity at the Company’s manufacturing facilities. These favorable variances were partially offset by (i) ordinary inefficiencies experienced within the Company’s case goods operations associated with the production of first cuts for new collections, and (ii) the increased cost of selected raw materials, namely lumber, foam, plywood, and steel. Consolidated gross margin increased to 48.7% in the second quarter of fiscal 2005 from 48.2% in the prior year quarter as a result, primarily, of the factors identified previously.

        Operating expenses increased $5.4 million, or 7.0%, to $82.9 million, or 33.8% of net sales, in the current year quarter from $77.5 million, or 32.1% of net sales, in the prior year quarter. This increase was primarily attributable to the continued growth of the retail segment and the higher proportionate share of retail sales to total sales in the current quarter as compared to the prior year quarter. This expansion has resulted in higher costs associated with designer salaries and commissions, credit card fees, occupancy, delivery and warehousing, other managerial salaries and benefits, and advertising. In addition, advertising costs within the wholesale segment increased during the quarter, primarily related to the increased distribution of the Company’s direct mail magazine. These increases were partially offset by cost savings attributable to the closure of selected plant locations in recent periods.

        Operating income for the three months ended December 31, 2004 was $36.6 million, or 14.9% of net sales, compared to $38.8 million, or 16.1% of net sales, for the three months ended December 31, 2003. This represents a decrease of $2.2 million, and was primarily attributable to the higher operating expenses referred to previously, partially offset by the overall increase in gross profit noted during the period.

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

        Operating income for the retail segment increased $0.3 million to $6.0 million, or 3.9% of net sales, for the second quarter of fiscal 2005, as compared to $5.7 million, or 3.8% of net sales, in the prior year period. The increase in retail operating income generated by Ethan Allen-owned stores was primarily attributable to an increase in sales volume and the gain associated with the sale of three Company-owned stores to independent Ethan Allen retailers, partially offset by higher operating expenses related to the continued expansion of the retail network.

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

        Income tax expense for the three months ended December 31, 2004 was $14.6 million as compared to $15.2 million for the three months ended December 31, 2003. The Company’s effective tax rate for the current quarter was 38.7%, up from 38.5% in the prior year quarter. The higher effective tax rate is the result of recently-enacted changes within certain state tax legislation, and increased state income tax liability arising in connection with the operation of a greater number of Company-owned stores, some of which are located in new jurisdictions.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

        The Company recorded net income of $23.1 million for the quarter ended December 31, 2004, as compared to $24.2 million in the prior year quarter. Net income per diluted share totaled $0.63 for both periods.

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

        Gross profit increased during the six month period ended December 31, 2004 to $229.8 million from $224.7 million in the prior year comparable period. The $5.1 million, or 2.3%, increase in gross profit was primarily attributable to (i) an increase in total sales volume, including a higher proportionate share of retail sales to total sales (63% in the current period compared to 61% in the prior year period), and (ii) a reduction in costs associated with excess capacity at the Company’s manufacturing facilities. These favorable variances were partially offset by (i) ordinary inefficiencies experienced within the Company’s case goods operations associated with the production of first cuts for new collections, (ii) the increased cost of selected raw materials, namely lumber, foam, plywood, and steel, and (iii) full implementation of the Company’s “everyday pricing” program. Consolidated gross margin decreased slightly to 48.3% in the first six months of fiscal 2005 from 48.4% in the prior year comparable period as a result, primarily, of the factors identified previously.

        Operating expenses increased $4.6 million, or 2.9%, to $162.3 million, or 34.1% of net sales, in the current year period from $157.7 million, or 34.0% of net sales, in the prior year period. This increase was primarily attributable to the continued growth of the retail segment and the higher proportionate share of retail sales to total sales in the current period as compared to the prior year period. This expansion has resulted in higher costs associated with designer salaries and commissions, credit card fees, occupancy, delivery and warehousing, and other managerial salaries and benefits. In

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

addition, advertising costs within the wholesale segment increased during the period, primarily related to the increased distribution of the Company’s direct mail magazine. These increases were partially offset by lower expenditures related to national television advertising, and cost savings attributable to the closure of selected plant locations in recent periods.

        Operating income for the six months ended December 31, 2004 was $67.5 million, or 14.2% of net sales, compared to $67.0 million, or 14.4% of net sales, for the six months ended December 31, 2003. This represents an increase of $0.5 million, and was primarily attributable to the overall increase in gross profit noted during the period, partially offset by the higher operating expenses referred to previously.

        Total wholesale operating income for the first six months of fiscal 2005 was $55.0 million, or 17.1% of net sales, as compared to $57.3 million, or 17.8% of net sales, in the comparable prior year period. The decrease of $2.3 million, or 4.0%, was primarily attributable to (i) ordinary inefficiencies experienced within the Company’s case goods operations associated with the production of first cuts for new collections, (ii) the increased cost of selected raw materials, namely lumber, foam, plywood, and steel, (iii) an increase in selling expenses, primarily related to the increased distribution of the Company’s direct mail magazine, and (iv) full implementation of the Company’s “everyday pricing” program. These factors were partially offset by lower expenditures related to national television advertising, a reduction in excess capacity at the Company’s manufacturing facilities, and cost savings attributable to the closure of selected plant locations in recent periods.

        Operating income for the retail segment increased $3.5 million to $8.9 million, or 3.0% of net sales, for the first six months of fiscal 2005, as compared to $5.4 million, or 1.9% of net sales, in the prior year period. The increase in retail operating income generated by Ethan Allen-owned stores was primarily attributable to increased sales volume, partially offset by higher operating expenses related to the continued expansion of the retail network.

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

        Income tax expense for the six months ended December 31, 2004 was $26.6 million as compared to $26.7 million for the six months ended December 31, 2003. The Company’s effective tax rate for the current quarter was 38.8%, up from 38.4% in the prior year quarter. The higher effective tax rate is the result of recently-enacted changes within certain state tax legislation, and increased state income tax liability arising in connection with the operation of a greater number of Company-owned stores, some of which are located in new jurisdictions.

        The Company recorded net income of $41.9 million for the first six months of fiscal 2005 as compared to $42.9 million in the prior year comparable period. Net income per diluted share totaled $1.14 for the current period and $1.12 per diluted share in the prior year period.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

        Net cash provided by operating activities totaled $66.8 million for the first six months of fiscal 2005 as compared to $77.0 million for the first six months of fiscal 2004. The current period decrease of $10.2 million was principally the result of (i) changes in accounts payable ($4.9 million effect), resulting from the ordinary timing of related cash disbursements, including estimated quarterly income tax payments and treasury stock repurchases, (ii) changes in prepaid expenses and other current assets ($4.5 million effect), (iii) changes in customer deposits ($3.0 million effect), (iv) a decrease in net income ($1.0 million effect), and (v) changes in other assets ($1.0 million effect). These unfavorable variances were partially offset by (i) changes in accrued expenses ($2.0 million effect), (ii) additional cash collections related to outstanding accounts receivable ($1.8 million effect), and (iii) changes in inventories ($1.5 million effect).

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

        Net cash used in investing activities totaled $15.6 million for the current six month period compared to $31.4 million in the prior year period. The current period decrease of $15.8 million was due, primarily, to a $21.0 million net decrease in cash utilized to fund short-term investment activity and a $2.1 million increase in proceeds related to the sale of three Company-owned stores to independent Ethan Allen retailers. These favorable variances were partially offset by (i) a $5.7 million increase in capital spending, exclusive of acquisitions, to $15.4 million from $9.7 million in the prior year period, (ii) a $1.2 million decline in proceeds from the disposal of certain property, plant and equipment, and (iii) a $0.8 million increase in cash utilized to fund acquisition activity (1 retail store was acquired in the current period as compared to no stores acquired in the prior year period). The current level of capital spending is principally attributable to (i) new store development and renovation, (ii) Company-wide technology initiatives, and (iii) improvements within the Company’s remaining manufacturing facilities. The Company anticipates that cash from operations will be sufficient to fund future capital expenditures.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

        As of December 31, 2004, aggregate scheduled maturities of long-term debt, including capital lease obligations, for each of the next five fiscal years are: $0.2 million in fiscal 2006; $0.1 million in fiscal 2007; $0.1 million in fiscal 2008; $0.1 million in fiscal 2009; and $0.1 million in fiscal 2010. The balance of the Company’s long-term debt and capital lease obligations ($3.9 million) matures in fiscal years 2011 and thereafter. The Company believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements. As of December 31, 2004, the Company had working capital of $157.6 million and a current ratio of 2.22 to 1.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Recent Tax Legislation

        On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Company is currently reviewing the provisions of the Act in order to determine the impact, if any, on the Company’s consolidated financial condition, results of operations, and cash flows. See Note 14 to the Company’s Consolidated Financial Statements for the three and six months ended December 31, 2004 and 2003.

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

        We continue to believe that there is considerable interest on the part of consumers to invest in their homes. We also believe that this interest has, until recently, been restrained by such factors as high unemployment, sluggish consumer confidence levels and the fact that many home buyers stretched themselves financially to purchase as much home as possible, taking advantage of the historically low rate environment. As the economy improves and this interest in home decorating continues to emerge, as we anticipate it will, we believe we will be well positioned to take advantage of the long-awaited increase in demand as a result of (i) our established brand, (ii) our comprehensive complement of home decorating solutions, and (iii) our vertically-integrated business model.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Item 4. Controls and Procedures

        The following has been amended to reflect the restatement of the Company’s financial statements as discussed in (i) the Explanatory Note to this Quarterly Report on Form 10-Q/A, and (ii) Note 3 to the Company’s Consolidated Financial Statements for the three and six months ended December 31, 2004, which appear under Item 1.

        In connection with the preparation of the previously filed Quarterly Report on Form 10-Q for the three and six months ended December 31, 2004, Ethan Allen’s management, including the Chairman of the Board and Chief Executive Officer (“CEO”) and the Vice President-Finance (“VPF”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the CEO and VPF concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company (including its consolidated subsidiaries), which is required to be included in the Company’s periodic filings under the Exchange Act, had been made known to them in a timely manner.

             However, as was disclosed in the Company’s Current Report on Form 8-K dated April 20, 2005, management, in consultation with the Audit Committee of the Company’s Board of Directors, concluded that it was necessary to restate certain previously issued financial statements. This conclusion was reached in light of the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission in their letter to the American Institute of Certified Public Accountants, dated February 7, 2005, with respect to certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America. As a result of the need to restate previously issued financial statements, management, including the CEO and VPF, now believes that the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

        There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, prior to the filing of this report, management has implemented necessary changes to the Company’s internal controls in order to address the lease accounting matters referred to above.

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