Form 10-Q
period 2005-03-31
ETHAN ALLEN INTERIORS INC
filed 2005-05-10
CIK 896156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2005

or

[   ]      TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

Commission File Number:	1-11692

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

At March 31, 2005, there were 34,907,998 shares
of Class A Common Stock, par value $.01, outstanding.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Item	Page
Part I - Financial Information
1. Financial Statements as of March 31, 2005 and June 30, 2004 (as restated) and for the three and nine months ended March 31, 2005 and 2004 (as restated)
Consolidated Balance Sheets	2
Consolidated Statements of Operations	3
Consolidated Statements of Cash Flows	4
Consolidated Statements of Shareholders' Equity	5
Notes to Consolidated Financial Statements	6
2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18
3. Quantitative and Qualitative Disclosures About Market Risk	30
4. Controls and Procedures	30
Part II - Other Information
1. Legal Proceedings	31
2. Unregistered Sales of Equity Securities and Use of Proceeds	31
3. Defaults Upon Senior Securities	31
4. Submission of Matters to a Vote of Security Holders	31
5. Other Information	31
6. Exhibits	31
Signatures	32

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2005	June 30, 2004
		(as restated, see note 3)
ASSETS
Current assets:
Cash and cash equivalents	$10,911	$27,528
Short-term investments	--	--
Accounts receivable, less allowance for doubtful accounts of $2,020 at March 31, 2005 and $2,194 at June 30, 2004	26,538	26,967
Inventories (note 5)	180,482	186,895
Prepaid expenses and other current assets	33,388	28,166
Deferred income taxes	26,900	28,905

Total current assets	278,219	298,461

Property, plant and equipment, net	277,625	277,437
Goodwill and other intangible assets (notes 7 and 8)	81,320	80,038
Other assets	3,464	2,431

Total assets	$640,628	$658,367

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and capital
lease obligations	$88	$4,712
Customer deposits	56,382	56,026
Accounts payable	20,773	22,222
Accrued compensation and benefits	27,488	27,950
Accrued expenses and other current liabilities (note 6)	24,906	25,779

Total current liabilities	129,637	136,689

Long-term debt	4,444	4,509
Other long-term liabilities	11,141	9,781
Deferred income taxes	52,332	51,248

Total liabilities	197,554	202,227

Shareholders' equity:
Class A common stock, par value $.01, 150,000,000 shares
authorized; 45,857,453 shares issued at March 31,
2005 and 45,812,032 shares issued at June 30, 2004	459	458
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at March 31, 2005 and June 30, 2004	--	--
Preferred stock, par value $.01, 1,055,000 shares
authorized; no shares issued and outstanding at
March 31, 2005 and June 30, 2004	--	--
Additional paid-in capital	291,238	289,707

	291,697	290,165
Less: Treasury stock (at cost), 10,949,455 shares at
March 31, 2005 and 9,255,955 shares at June 30, 2004	(302,893)	(244,026)

Retained earnings	453,222	409,401
Accumulated other comprehensive income (note 11)	1,048	600

Total shareholders' equity	443,074	456,140

Total liabilities and shareholders' equity	$640,628	$658,367

        See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
		(as restated, see note 3)		(as restated, see note 3)

Net sales	$231,154	$244,592	$706,752	$708,507
Cost of sales	120,704	125,330	366,476	364,545

Gross profit	110,450	119,262	340,276	343,962

Operating expenses:
Selling	44,694	45,052	134,545	130,892
General and administrative	36,458	36,641	109,121	108,806
Restructuring and impairment charges (note 6)	--	--	(219)	(264)

Total operating expenses	81,152	81,693	243,447	239,434

Operating income	29,298	37,569	96,829	104,528
Interest and other miscellaneous income, net	160	223	1,406	3,171
Interest and other related financing costs	201	179	488	487

Income before income taxes	29,257	37,613	97,747	107,212
Income tax expense	11,322	14,482	37,920	41,194

Net income	$17,935	$23,131	$59,827	$66,018

Per share data (note 10):
Basic earnings per common share:
Net income per basic share	$0.51	$0.62	$1.68	$1.77

Basic weighted average common shares	35,257	37,300	35,690	37,265

Diluted earnings per common share:
Net income per diluted share	$0.50	$0.60	$1.63	$1.72

Diluted weighted average common shares	36,148	38,551	36,603	38,406

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended March 31,
	2005	2004
		(as restated, see note 3)
Operating activities:
Net income	$59,827	$66,018
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	15,975	16,174
Compensation expense (benefit) related to restricted stock award	211	238
Provision (benefit) for deferred income taxes	3,089	5,711
Restructuring and impairment charges (credits)	(219)	(264)
(Gain) loss on disposal of property, plant
and equipment	(945)	(1,481)
(Gain) loss on sale of retail stores	(627)	--
Other	(39)	(1)
Change in assets and liabilities, net of the
effects of acquired and divested businesses:
Accounts receivable	94	182
Inventories	5,060	12,418
Prepaid expenses and other current assets	(1,032)	1,963
Other assets	(496)	1,019
Customer deposits	(154)	5,683
Accounts payable	(374)	5,990
Accrued expenses and other current liabilities	(2,643)	(987)
Other long-term liabilities	1,438	371

Net cash provided by operating activities	79,165	113,034

Investing activities:
Purchases of short-term investments	(12,000)	(33,500)
Proceeds from sale of short-term investments	12,000	18,000
Proceeds from the disposal of property, plant
and equipment	4,385	5,796
Proceeds from the sale of retail stores	2,094	--
Capital expenditures	(24,210)	(14,471)
Acquisitions	(1,005)	--
Other	552	(321)

Net cash used in investing activities	(18,184)	(24,496)

Financing activities:
Payments on long-term debt and capital leases	(4,695)	(970)
Net proceeds from issuance of common stock	992	2,306
Dividends paid	(14,403)	(10,258)
Payments to acquire treasury stock	(59,613)	--

Net cash used in financing activities	(77,719)	(8,922)
Effect of exchange rate changes on cash	121	46

Net increase (decrease) in cash and cash equivalents	(16,617)	79,662
Cash and cash equivalents - beginning of year	27,528	54,356

Cash and cash equivalents - end of period	$10,911	$134,018

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Nine Months Ended March 31, 2005

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balance at June 30, 2004
(as previously reported)	$458	$289,707	$(244,026)	$600	$414,041	$460,780
Prior year adjustment (see note 3)	--	--	--	--	(4,640)	(4,640)

Balance at June 30, 2004 (1)	$458	$289,707	$(244,026)	$600	$409,401	$456,140
Issuance of 45,421 shares of common stock upon the exercise of stock options and restricted stock award compensation	1	1,202	--	--	--	1,203
Purchase of treasury stock	--	--	(58,867)	--	--	(58,867)
Tax benefit associated with the exercise of employee stock options	--	329	--	--	--	329
Dividends declared on common stock	--	--	--	--	(16,006)	(16,006)
Other comprehensive income (note 11)	--	--	--	448	--	448
Net income (1)	--	--	--	--	59,827	59,827

Total comprehensive income(1)						60,275

Balance at March 31, 2005	$459	$291,238	$(302,893)	$1,048	$453,222	$443,074

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

(2)      Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004, including any amendments thereto.

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

Adjustments related to the Company’s accounting for leases (collectively, the “restatement adjustments”) result in cumulative, life-to-date, charges totaling $8.2 million, or $5.1 million after-tax. The after-tax amount of the restatement adjustments that relates to fiscal years 2005, 2004, 2003, and 2002 is approximately $0.4 million, $0.9 million, $0.8 million, and $0.4 million, respectively. The after-tax amount of the restatement adjustments that relates to fiscal years 2001 and prior is $2.6 million, and relates to leases that were entered into as early as 1988. These adjustments do not materially impact the Company’s historical or future cash flows or the timing or amount of its lease payments, as they represent non-cash changes in accounting treatment. Furthermore, the restatement adjustments have no impact on previously reported revenue, same store sales, cash balances, inventory, or compliance with any of the Company’s debt covenants, and such adjustments are not expected to have any material impact on future earnings.

A discussion of each of the aforementioned lease accounting matters is presented below:

Amortization of Leasehold Improvements – The Company’s long-standing policy with respect to the amortization of leasehold improvements is to assign depreciable lives based on the underlying lease term, or the asset’s estimated useful life, whichever is shorter. As a result of its review, however, the Company identified several

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

leasehold improvements (dating back as far as 1991) which were, at the time they were initially recorded, inappropriately assigned depreciable lives in excess of the underlying lease term, effectively serving to understate previously recorded depreciation expense. The cumulative, life-to-date impact of the leasehold improvement restatement adjustments totals $1.4 million and has been recorded as depreciation expense in the Consolidated Statements of Operations and accumulated depreciation in the Consolidated Balance Sheets. These adjustments have no impact on “net cash provided by operating activities” during any of the periods restated.

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

The cumulative, life-to-date impact of the restatement adjustments related to periods of free/reduced rents totals $6.8 million and has been recorded as rent expense (income) in the Company’s Consolidated Statements of Operations and deferred rent credits (expense) in the Consolidated Balance Sheets. These adjustments have no impact on “net cash provided by operating activities” during any of the periods restated.

For all periods restated, investments in auction rate securities have been reclassified from cash and cash equivalents to short-term investments in the Company’s Consolidated Balance Sheets. The reclassification was effected as the securities had stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 28 or 35 days. The Company held no auction rate securities as of March 31, 2005 or June 30, 2004. The reclassification also resulted in changes in the Company’s Consolidated Statements of Cash Flows as the purchase and sale of short-term investments previously presented as cash and cash equivalents have been reclassified to investing activities.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables present a summary of the effects of the restatement adjustments on the Company’s Consolidated Statements of Operations for the three and nine months ended March 31, 2004, Consolidated Balance Sheet as of June 30, 2004, and Consolidated Statement of Cash Flows for the nine months ended March 31, 2004:

	Consolidated Statements of Operations
	As previously reported	Adjustments	As restated
	(in thousands, except per share amounts)
Three Months Ended March 31, 2004
Cost of sales	$125,319	$11	$125,330
Gross profit	119,273	(11)	119,262
Selling expenses	45,045	7	45,052
General and administrative expenses	36,291	350	36,641
Operating expenses	81,336	357	81,693
Operating income	37,937	(368)	37,569
Income before income taxes	37,981	(368)	37,613
Income tax expense	14,623	(141)	14,482
Net income	23,358	(227)	23,131
Basic earnings per share	$0.63	$(0.01)	$0.62
Diluted earnings per share	$0.61	$(0.01)	$0.60

Nine Months Ended March 31, 2004
Cost of sales	$364,512	$33	$364,545
Gross profit	343,995	(33)	343,962
Selling expenses	130,875	17	130,892
General and administrative expenses	107,759	1,047	108,806
Operating expenses	238,370	1,064	239,434
Operating income	105,625	(1,097)	104,528
Income before income taxes	108,309	(1,097)	107,212
Income tax expense	41,614	(420)	41,194
Net income	66,695	(677)	66,018
Basic earnings per share	$1.79	$(0.02)	$1.77
Diluted earnings per share	$1.74	$(0.02)	$1.72

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Consolidated Balance Sheet
	As previously reported	Adjustments	As restated
	(in thousands)
June 30, 2004
Cash and cash equivalents	$27,528	$--	$27,528
Short-term investments	--	--	--
Deferred income taxes	26,026	2,879	28,905
Total current assets	295,582	2,879	298,461
Property, plant and equipment, net	277,021	416	277,437
Other assets	1,790	641	2,431
Total assets	654,431	3,936	658,367
Other long-term liabilities	1,205	8,576	9,781
Total liabilities	193,651	8,576	202,227
Retained earnings	414,041	(4,640)	409,401
Total liabilities and shareholders' equity	654,431	3,936	658,367

	Consolidated Statement of Cash Flows
	As previously reported	Adjustments	As restated
	(in thousands)
Nine Months Ended March 31, 2004
Net cash provided by operating activities	$112,535	$499	$113,034
Net cash used in investing activities	(8,497)	(15,999)	(24,496)

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Company employs the Black-Scholes option-pricing model for purposes of estimating the fair value of stock options granted.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
(in thousands, except per share data)		(as restated, see note 3)		(as restated, see note 3)

Net income as reported	$17,935	$23,131	$59,827	$66,018
Add: Stock-based employee compensation expense (benefit) included in reported net income, net of related tax effects	(26)	42	129	147
Deduct: Stock-based employee compensation expense determined under the fair value- based method for all awards granted since July 1, 1995, net of related tax effects	(1,763)	(1,321)	(5,119)	(3,830)

Pro forma net income	$16,146	$21,852	$54,837	$62,335

Net income per share:
Basic - as reported	$0.51	$0.62	$1.68	$1.77

Basic - pro forma	$0.46	$0.59	$1.54	$1.67

Diluted - as reported	$0.50	$0.60	$1.63	$1.72

Diluted - pro forma	$0.45	$0.57	$1.50	$1.64

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) replaces SFAS No. 123 and supercedes APB Opinion No. 25, requiring compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. Statement 123(R) is effective as of the first annual reporting period beginning after June 15, 2005. In addition, in March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107, which was effective upon issuance and provides the Staff’s views regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

The Company is currently considering the provisions of SFAS 123(R) and SAB 107 in order to determine, among other things, the fair value method to be used to measure compensation expense and the appropriate assumptions to include in the fair value model. As such, the impact of the adoption of SFAS 123(R) cannot be reasonably estimated at this time due to the factors noted above as well as the unknown level of share-based payments to be granted in future years.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)      Inventories

Inventories at March 31, 2005 and June 30, 2004 are summarized as follows (in thousands):

	March 31, 2005	June 30, 2004

Finished goods	$141,399	$148,240
Work in process	9,416	10,840
Raw materials	29,667	27,815

	$180,482	$186,895

Inventories are presented net of a related valuation allowance of $3.7 million at March 31, 2005 and $3.2 million at June 30, 2004.

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

During the first six months of fiscal 2005, the final cash payments related to these plant closings were made. In addition, adjustments totaling $0.2 million were recorded to reverse the remaining previously established accruals which were no longer deemed necessary. As of March 31, 2005, all related accruals have been reduced to zero.

(7)       Business Acquisitions

During the three months ended March 31, 2005, the Company acquired one Ethan Allen retail store from an independent retailer for total consideration of approximately $0.4 million. As a result of this acquisition, the Company (i) recorded additional inventory of $0.3 million and other assets of $0.2 million, and (ii) assumed customer deposits of $0.4 million. Goodwill associated with this acquisition totaled $0.3 million and represents the premium paid to the seller related to the acquired business (i.e. market presence) and other fair value adjustments to the assets acquired and liabilities assumed.

During the three months ended December 31, 2004, the Company acquired one Ethan Allen retail store from an independent retailer for total consideration of approximately $0.9 million. As a result of this acquisition, the Company (i) recorded additional inventory of $0.6 million and other assets of $0.1 million, and (ii) assumed customer deposits of $0.5 million. Goodwill associated with this acquisition totaled $0.7 million and represents the premium paid to the seller related to the acquired business (i.e. market presence) and other fair value adjustments to the assets acquired and liabilities assumed.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of the Company’s allocation of purchase price is provided below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Nature of acquisition	1 Store	N/A	2 Stores	N/A
Total consideration	$399	-	$1,286	$-
Assets acquired and liabilities assumed:
Inventory	305	-	936	-
PP&E and other assets	153	-	281	-
Customer deposits	(404)	-	(927)	-
A/P and other liabilities	-	-	-	-

Goodwill	$345	$-	$996	$-

No acquisitions occurred during the three or nine months ended March 31, 2004.

(8)       Goodwill and Other Intangible Assets

On July 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As of March 31, 2005, the Company had goodwill, including product technology, of $61.6 million and other identifiable intangible assets of $19.7 million. Comparable balances as of June 30, 2004 were $60.3 million and $19.7 million, respectively.

Goodwill in the wholesale and retail segments was $27.5 million and $34.1 million, respectively, at March 31, 2005 and $27.5 million and $32.8 million, respectively, at June 30, 2004. The wholesale segment, at both dates, includes additional intangible assets of $19.7 million. These assets represent Ethan Allen trade names which are considered to have indefinite useful lives.

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

As of March 31, 2005, the Company and/or its subsidiaries has been named as a potentially responsible party (“PRP”) with respect to the remediation of four active sites currently listed, or proposed for inclusion, on the National Priorities List (“NPL”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (“CERCLA”). The sites are located in Lyndonville, Vermont; Southington, Connecticut; High Point, North Carolina; and Atlanta, Georgia.

With respect to the Lyndonville, Vermont site, the Company has substantially resolved its liability by completing remedial construction activities. The Company continues to work with the U.S. Environmental Protection Agency (“EPA”) and has obtained its certificate of construction completion, subject to certain limited conditions.The Company does not anticipate incurring significant costs with respect to the Southington, Connecticut and High Point, North Carolina sites as it believes that it is not a major contributor based on the very small volume of waste generated

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

by the Company in relation to total volume at those sites. Specifically, with respect to the Southington site, the Company’s volumetric share is less than 1% of over 51 million gallons disposed of at the site and there are more than 1,000 PRPs. With respect to the High Point site, the Company’s volumetric share is less than 1% of over 18 million gallons disposed of at the site and there are more than 2,000 PRPs, including 1,100 “de-minimis” parties (of which Ethan Allen is one). With respect to the Atlanta site, a former solvent recycling/reclamation facility, the Company’s volumetric share is less than 1% of over 20 million gallons disposed of at the site by more than 1,700 PRPs. In all three cases, the other PRPs consist of local, regional, national and multi-national companies.

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

As of March 31, 2005, the Company believes that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)       Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Weighted average common shares
outstanding for basic calculation	35,257	37,300	35,690	37,265
Effect of dilutive stock options
and awards	891	1,251	913	1,141

Weighted average common shares outstanding, adjusted for diluted calculation	36,148	38,551	36,603	38,406

As of March 31, 2005, stock options to purchase 307,506 shares of common stock had exercise prices which exceeded the average market price of the Company’s common stock for the corresponding period. These options have been excluded from the respective diluted earnings per share calculation as their impact is anti-dilutive. There were no anti-dilutive stock options outstanding as of March 31, 2004.

(11)      Comprehensive Income

Total comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in equity. Such items may include foreign currency translation adjustments, minimum pension liability adjustments, fair value adjustments on certain derivative instruments, and unrealized gains and losses on certain investments in debt and equity securities. The Company has reported its total comprehensive income in the Consolidated Statements of Shareholders’ Equity.

The Company’s accumulated other comprehensive income, which is attributable solely to foreign currency translation adjustments, was $1.0 million at March 31, 2005 and $0.6 million at June 30, 2004. These amounts are the result of changes in foreign currency exchange rates related to the operations of 5 Ethan Allen-owned retail stores located in Canada. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

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

Within the wholesale segment, the Company maintains revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other). A breakdown of wholesale sales by these product lines for the three and nine months ended March 31, 2005 and 2004 is provided below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Case Goods	50%	52%	50%	52%
Upholstered Products	35	33	36	34

Home Accessories and Other	15	15	14	14

	100%	100%	100%	100%

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

The following table presents segment information for the three and nine months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
		(as restated, see note 3)		(as restated, see note 3)

Net Sales:
Wholesale segment	$168,796	$178,894	$491,446	$501,517
Retail segment	137,262	144,068	434,802	426,335
Elimination of inter-company sales	(74,904)	(78,370)	(219,496)	(219,345)

Consolidated Total	$231,154	$244,592	$706,752	$708,507

Operating Income:
Wholesale segment	$31,553	$34,068	$86,572	$91,336
Retail segment	(933)	3,652	8,017	9,095
Elimination of inter-company profit (1)	(1,322)	(151)	2,240	4,097

Consolidated Total	$29,298	$37,569	$96,829	$104,528

Capital Expenditures:
Wholesale segment	$796	$2,078	$3,814	$5,785
Retail segment	7,998	2,653	20,396	8,686
Acquisitions (2)	255	--	1,005	--

Consolidated Total	$9,049	$4,731	$25,215	$14,471

        See footnotes on following page.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	March 31, 2005	June 30, 2004
		(as restated, see note 3)
Total Assets:
Wholesale segment	$369,395	$387,041
Retail segment	300,311	302,043
Inventory profit elimination (3)	(29,078)	(30,717)

Consolidated Total	$640,628	$658,367

(1)	Represents the change in the elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned store inventory existing at the end of the period. See item 3 below.
(2)	For the three months ended March 31, 2005, acquisitions include the purchase of 1 retail store. For the nine months ended March 31, 2005, acquisitions include the purchase of 2 retail stores. There were no acquisitions completed during the three or nine months ended March 31, 2004.
(3)	Represents the embedded wholesale profit contained in Ethan Allen-owned store inventory that has not yet been realized. These profits are realized when the related inventory is sold.

At March 31, 2005, there were 33 Ethan Allen retail stores located outside the United States, of which 28 were independently-owned. The Company’s net sales derived from sales to non-domestic, independently-owned retail stores totaled less than 2% of consolidated sales for the three and nine month periods ended March 31, 2005 and 2004.

(13)     Subsequent Events

Stock Repurchases and Remaining Authorization

The Company has been authorized by its Board of Directors to repurchase its common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. As of March 31, 2005, the Company had a remaining Board authorization to purchase 1.4 million shares. Subsequent to March 31, 2005 and through May 9, 2005, the Company repurchased, in nine separate open market transactions, an additional 716,900 shares of its common stock at a total cost of $22.6 million, representing an average price per share of $31.47. On April 26, 2005, the Board of Directors increased the remaining authorization of 691,100 shares to 2.0 million shares. All of the Company’s common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity.

Borrowings

During April 2005, the Company borrowed $12.5 million under its revolving credit facility to fund working capital needs. The borrowings, which are short-term in nature, bear interest at a rate of 6.125%.

Acquisition

On May 6, 2005, the Company acquired four Ethan Allen retail stores from an independent retailer for total consideration of approximately $3.4 million. As a result of this acquisition, the Company (i) recorded additional inventory of approximately $2.3 million and other assets of approximately $1.0 million, and (ii) assumed customer deposits of approximately $0.8 million. Goodwill associated with this acquisition totaled approximately $0.9 million and represents the premium paid to the seller related to the acquired business (i.e. market presence) and other fair value adjustments to the assets acquired and liabilities assumed.

(14)     Recent Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, whichclarifiesthat the term “conditional

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of this interpretation to have a material effect on its financial position, results of operations or cash flows.

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

Restatement of Previously Issued Financial Statements

        On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America. The Company’s management subsequently initiated a review of its lease-related accounting practices and determined that the manner in which it accounted for (i) the amortization of leasehold improvements, (ii) landlord/tenant incentives (specifically, construction allowances), and (iii) the recognition of rent expense (income) when the lease term in an operating lease contains periods of free or reduced rents (i.e. “rent holidays” and/or rent escalation provisions) were not consistent with the views expressed by the SEC and/or the applicable accounting guidance.

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

        For all periods restated, investments in auction rate securities have been reclassified from cash and cash equivalents to short-term investments in the Company’s Consolidated Balance Sheets. The reclassification was effected as the securities had stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 28 or 35 days. The Company held no auction rate securities as of March 31, 2005 or June 30, 2004. The reclassification also resulted in changes in the Company’s Consolidated Statements of Cash Flows as the purchase and sale of short-term investments previously presented as cash and cash equivalents have been reclassified to investing activities.

        See Note 3 to the Company’s Consolidated Financial Statements for the three months ended March 31, 2005 and 2004 for a summary of the effects of the restatement adjustments on the Company’s Consolidated Statements of Operations for the three and nine months ended March 31, 2004, Consolidated Balance Sheet as of June 30, 2004, and Consolidated Statement of Cash Flows for the nine months ended March 31, 2004. The information provided in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the effect of the restatement adjustments.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Results of Operations

        Ethan Allen’s revenues are comprised of (i) wholesale sales to independently-owned and Company-owned retail stores and (ii) retail sales of Company-owned stores. See Note 12 to the Company’s Consolidated Financial Statements for the three and nine months ended March 31, 2005 and 2004.

        The components of consolidated revenue and operating income were as follows (in millions):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
		(as restated, see note 3)		(as restated, see note 3)
Revenue:
Wholesale segment	$168.8	$178.9	$491.4	$501.5
Retail segment	137.3	144.1	434.8	426.3
Elimination of inter-company sales	(74.9)	(78.4)	(219.4)	(219.3)

Consolidated Revenue	$231.2	$244.6	$706.8	$708.5

Operating Income:
Wholesale segment	$31.5	$34.1	$86.6	$91.3
Retail segment	(0.9)	3.7	8.0	9.1
Elimination of inter-company profit (1)	(1.3)	(0.2)	2.2	4.1

Consolidated Operating Income	$29.3	$37.6	$96.8	$104.5

(1)	Adjustment represents the change in the elimination entry for profit in ending inventory.

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

        Consolidated revenue for the three months ended March 31, 2005 decreased by $13.4 million, or 5.5%, to $231.2 million, from $244.6 million for the three months ended March 31, 2004. Net sales for the period reflect the delivery of product associated with booked orders and related backlog existing as of the end of the preceding quarter. The decrease in net sales for the period was due to a decline in the incoming order rate as a result of (i) softening consumer confidence, likely attributable to the threat of further interest

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

rate increases, a decline in the stock markets, and rising fuel prices, (ii) the Company’s current year transition to everyday pricing from periodic sale events conducted in the prior year, and, to a lesser extent, (iii) the Easter holiday falling in March in fiscal 2005 as compared to April in fiscal 2004. Partially offsetting these declines was increased sales activity resulting from the continued re-positioning of the Company’s retail stores to larger and more prominent locations.

        Total wholesale revenue for the third quarter of fiscal 2005 decreased by $10.1 million, or 5.6%, to $168.8 million from $178.9 million in the third quarter of fiscal 2004. The decrease was attributable to the decline in the incoming order rate noted during the prior quarter, particularly within the Company’s case goods operations, as compared to the same period in the prior year. This decrease was partially offset by increased revenue attributable to increased throughput within the Company’s upholstery operations and improved service position, resulting in shorter delivery cycle times, within certain imported product lines.

        Total retail revenue from Ethan Allen-owned stores for the three months ended March 31, 2005 decreased by $6.8 million, or 4.7%, to $137.3 million from $144.1 million for the three months ended March 31, 2004. The decrease in retail sales by Ethan Allen-owned stores was attributable to a decrease in comparable store delivered sales of $8.1 million, or 6.0%, and a decrease resulting from sold and closed stores, which generated $4.7 million fewer sales in the third quarter of fiscal 2005 as compared to the same period in fiscal 2004, partially offset by sales generated by newly opened (including relocated) or acquired stores of $6.0 million. The number of Ethan Allen-owned stores decreased to 123 as of March 31, 2005 as compared to 124 as of March 31, 2004. During the twelve months ended March 31, 2005, the Company acquired 6 stores from, and sold 3 stores to, independent retailers, closed 5 stores, and opened 1 store. The Company-owned store count at March 31, 2005 also reflects the net addition of 3 stores stemming from Ethan Allen’s acquisition of the 25% minority interest in a joint venture previously established in 1998 between the Company and an independent retailer. While the operations of these stores have been reflected in the Company’s consolidated financial statements since inception of the joint venture as a result of the Company’s 75% majority ownership, the stores were not previously included in the Company’s store count due to the fact that they were independently managed.

        Comparable stores are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened stores. Stores acquired from retailers by Ethan Allen are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.

        Total booked orders, which include wholesale orders and written business of Ethan Allen-owned retail stores, decreased 8.1% from the prior year quarter. Quarter-over-quarter, wholesale orders decreased 10.0% while Ethan Allen-owned store written business decreased 3.3% and comparable store written business decreased 4.5%. The decrease in retail written sales during the current quarter was likely attributable to softening consumer confidence, the Company’s current year transition to everyday pricing from periodic sale events conducted in the prior year, and the current year timing of the Easter holiday. Partially offsetting these factors were the positive effects of the continued re-positioning of the Company’s retail stores to larger and more prominent locations and increased distribution of the “Furnishing Solutions by Ethan Allen” direct mail magazine. During the quarter, the Company distributed approximately 20 million copies of the magazine, representing a 33% increase over historical levels for the period.

        Gross profit decreased during the quarter to $110.5 million from $119.3 million in the prior year comparable quarter. The $8.8 million, or 7.4%, decrease in gross profit was primarily attributable to (i) a decrease in total sales volume, (ii) increased costs associated with ordinary inefficiencies experienced within the Company’s case goods operations related to the production of first cuts for new collections, and (iii) price increases within selected raw material categories, namely lumber, foam, and steel components. Consolidated gross margin decreased to 47.8% in the third quarter of fiscal

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

2005 from 48.8% in the prior year quarter as a result, primarily, of the factors identified previously.

        Operating expenses decreased $0.5 million, or 0.6%, to $81.2 million, or 35.1% of net sales, in the current year quarter from $81.7 million, or 33.4% of net sales, in the prior year quarter. This decrease was primarily attributable to a decrease in advertising costs within the wholesale segment stemming from increased distribution of the Company’s direct mail magazine in lieu of more costly national television advertising, as well as cost savings attributable to the closure of selected plant locations in recent periods. These favorable variances were partially offset by the continued re-positioning of the Company’s retail stores to larger and more prominent locations. This initiative has resulted in higher costs associated with managerial salaries and benefits, occupancy, credit card fees, advertising, and delivery and warehousing.

        Operating income for the three months ended March 31, 2005 was $29.3 million, or 12.7% of net sales, compared to $37.6 million, or 15.4% of net sales, for the three months ended March 31, 2004. This represents a decrease of $8.3 million, and was attributable to the overall decrease in gross profit noted during the period, partially offset by slightly lower operating expenses as referred to previously.

        Total wholesale operating income for the third quarter of fiscal 2005 was $31.5 million, or 18.7% of net sales, as compared to $34.1 million, or 19.0% of net sales, in the comparable prior year quarter. The decrease of $2.4 million, or 7.4%, was primarily attributable to (i) the decrease in wholesale sales volume, (ii) ordinary inefficiencies experienced within the Company’s case goods operations associated with the production of first cuts for new collections, and (iii) price increases within selected raw material categories, namely lumber, foam, and steel components. These decreases were partially offset by a reduction in operating expenses as a result of the Company’s decision to increase distribution of its direct mail magazine in lieu of more costly national television advertising, as well as cost savings attributable to the closure of selected plant locations in recent periods.

        The retail segment incurred an operating loss of $0.9 million ((0.7%) of net sales) for the third quarter of fiscal 2005, representing a decrease of $4.6 million from reported operating profit of $3.7 million (2.5% of net sales) in the prior year period. The decrease in retail operating profitability generated by Ethan Allen-owned stores was attributable to a decrease in sales volume coupled with higher operating expenses related to the continued re-positioning of the retail store network.

        Interest and other miscellaneous income, net for the current quarter remained unchanged from the prior year quarter at $0.2 million, and represents, primarily, gains (losses) related to the sale of real estate, interest income earned on the Company’s cash balances, and the Company’s pro-rata share of income (losses) related to its United Kingdom joint venture with MFI Furniture Group Plc.

        Income tax expense for the three months ended March 31, 2005 was $11.3 million as compared to $14.5 million for the three months ended March 31, 2004. The Company’s effective tax rate for the current quarter was 38.7%, up from 38.5% in the prior year quarter. The slightly higher effective tax rate is the result of recently-enacted changes within certain state tax legislation, and increased state income tax liability arising in connection with the operation of a greater number of Company-owned stores, some of which are located in new jurisdictions.

        The Company recorded net income of $17.9 million for the quarter ended March 31, 2005, as compared to $23.1 million in the prior year quarter. Net income per diluted share for the current quarter totaled $0.50, down from $0.60 per diluted share in the prior year quarter.

Nine Months Ended March 31, 2005 Compared to Nine Months Ended March 31, 2004

        Consolidated revenue for the nine months ended March 31, 2005 decreased by $1.7 million, or 0.2%, to $706.8 million, from $708.5 million for the nine months ended March

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

31, 2004. Net sales for the period reflect the delivery of product associated with booked orders and related backlog existing as of the beginning of the period. The modest decrease in net sales for the period was due, primarily, to inconsistent consumer spending habits noted throughout the first nine months of the year likely attributable to ongoing economic uncertainty and the Company’s current year transition to everyday pricing from periodic sale events conducted in the prior year. These factors were partially offset by the continued re-positioning of the Company’s retail stores to larger and more prominent locations and the impact of recent product introductions.

        Total wholesale revenue for the first nine months of fiscal 2005 decreased $10.1 million, or 2.0%, from $501.5 million in the prior year comparable period. The year-over-year decrease is attributable to a decline in case goods sales volume, offset by increased throughput within the Company’s upholstery operations, and improved service position, resulting in shorter delivery cycle times, within certain imported product lines.

        Total retail revenue from Ethan Allen-owned stores for the nine months ended March 31, 2005 increased $8.5 million, or 2.0%, to $434.8 million from $426.3 million for the nine months ended March 31, 2004. The increase in retail sales by Ethan Allen-owned stores was attributable to an increase in sales generated by newly opened (including relocated) or acquired stores of $17.0 million, and an increase in comparable store delivered sales of $0.6 million, or 0.2%, partially offset by a decrease resulting from sold and closed stores, which generated $9.1 million fewer sales during the first nine months of fiscal 2005 as compared to the same period in fiscal 2004.

        Total booked orders for the first nine months of the current fiscal year, which include wholesale orders and written business of Ethan Allen-owned retail stores, decreased 4.2% from the prior year period. Year-over-year, wholesale orders decreased 6.1% while Ethan Allen-owned store written business increased 1.2% and comparable store written business decreased 0.5%. The modest increase in retail written sales was likely attributable to the continued re-positioning of the Company’s retail stores to larger and more prominent locations, and increased distribution of the “Furnishing Solutions by Ethan Allen” direct mail magazine, offset, to some degree, by the current year transition to everyday pricing from periodic sale events conducted in the prior year.

        Gross profit decreased during the nine month period ended March 31, 2005 to $340.3 million from $344.0 million in the prior year comparable period. The $3.7 million, or 1.1%, decrease in gross profit was primarily attributable to (i) ordinary inefficiencies experienced within the Company’s case goods operations associated with the production of first cuts for new collections, (ii) price increases within selected raw material categories, namely lumber, foam, plywood, and steel, and (iii) full implementation of the Company’s everyday pricing program. These unfavorable variances were partially offset by a reduction in costs associated with excess capacity at the Company’s manufacturing facilities, and a higher proportionate share of retail sales to total sales (62% in the current period compared to 60% in the prior year period). Consolidated gross margin decreased to 48.1% in the first nine months of fiscal 2005 from 48.5% in the prior year comparable period as a result, primarily, of the factors identified previously.

        Operating expenses increased $4.0 million, or 1.7%, to $243.4 million, or 34.4% of net sales, in the current year period from $239.4 million, or 33.8% of net sales, in the prior year period. This increase was primarily attributable to the continued re-positioning of the Company’s retail stores to larger and more prominent locations and the higher proportionate share of retail sales to total sales in the current period as compared to the prior year period. These factors have resulted in higher costs associated with designer salaries and commissions, credit card fees, occupancy, managerial salaries and benefits, and delivery and warehousing. In addition, advertising costs within the wholesale segment increased during the period, primarily related to the increased distribution of the Company’s direct mail magazine. These increases were partially offset by lower expenditures related to national television advertising, and cost savings attributable to the closure of selected plant locations in recent periods.

        Operating income for the nine months ended March 31, 2005 was $96.8 million, or 13.7% of net sales, compared to $104.5 million, or 14.8% of net sales, for the nine months

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

ended March 31, 2004. This represents a decrease of $7.7 million, and was attributable to the decrease in gross profit noted during the period, coupled with the higher operating expenses as referred to previously.

        Total wholesale operating income for the first nine months of fiscal 2005 was $86.6 million, or 17.6% of net sales, as compared to $91.3 million, or 18.2% of net sales, in the comparable prior year period. The decrease of $4.7 million, or 5.2%, was primarily attributable to (i) the decrease in wholesale sales volume, (ii) ordinary inefficiencies experienced within the Company’s case goods operations associated with the production of first cuts for new collections, (iii) price increases within selected raw material categories, namely lumber, foam, plywood, and steel, (iv) an increase in selling expenses, primarily related to the increased distribution of the Company’s direct mail magazine, and (v) full implementation of the Company’s everyday pricing program. These factors were partially offset by lower expenditures related to national television advertising, a reduction in excess capacity at the Company’s manufacturing facilities, and cost savings attributable to the closure of selected plant locations in recent periods.

        Operating income for the retail segment decreased $1.1 million to $8.0 million, or 1.8% of net sales, for the first nine months of fiscal 2005, as compared to $9.1 million, or 2.1% of net sales, in the prior year period. The decrease in retail operating income generated by Ethan Allen-owned stores was primarily attributable to higher operating expenses related to the continued re-positioning of the retail store network, partially offset by increased sales volume.

        Interest and other miscellaneous income, net for the current nine month period decreased $1.8 million, to $1.4 million, from $3.2 million in the prior year period. The decrease was the result of (i) the favorable settlement of an outstanding legal matter recorded during the prior year period, (ii) a decrease in interest income associated with the lower cash balances maintained during the current period, and (iii) an increase in the Company’s share of losses incurred in connection with its United Kingdom joint venture with MFI Furniture Group Plc.

        Income tax expense for the nine months ended March 31, 2005 was $37.9 million as compared to $41.2 million for the nine months ended March 31, 2004. The Company’s effective tax rate for the current period was 38.8%, up from 38.4% in the prior year comparable period. The higher effective tax rate is the result of recently-enacted changes within certain state tax legislation, and increased state income tax liability arising in connection with the operation of a greater number of Company-owned stores, some of which are located in new jurisdictions.

        The Company recorded net income of $59.8 million for the first nine months of fiscal 2005 as compared to $66.0 million in the prior year comparable period. Net income per diluted share totaled $1.63 for the current period and $1.72 per diluted share in the prior year period.

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

        As of March 31, 2005 the Company maintained cash and short-term investments totaling $10.9 million and outstanding debt and capital lease obligations totaling $4.5 million. The current and long-term portions of the Company’s outstanding debt and capital lease obligations totaled $0.1 million and $4.4 million, respectively, at that date. The Company

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

had no revolving loans outstanding under the credit facility as of March 31, 2005, and trade and standby letters of credit outstanding under the facility at that date totaled $15.6 million. Remaining available borrowing capacity under the facility was $84.4 million at March 31, 2005.

        In April 2005, the Company borrowed $12.5 million under its revolving credit facility to fund working capital needs. The borrowings, which are short-term in nature, bear interest at a rate of 6.125%.

        Net cash provided by operating activities totaled $79.2 million for the first nine months of fiscal 2005 as compared to $113.0 million for the first nine months of fiscal 2004. The current period decrease of $33.8 million was principally the result of (i) changes in inventories ($7.4 million effect), (ii) changes in accounts payable ($6.4 million effect) resulting from the ordinary timing of related cash disbursements, including estimated quarterly income tax payments and treasury stock repurchases, (iii) a decrease in net income ($6.2 million effect), (iv) changes in customer deposits ($5.8 million effect) reflecting the period-to-period change in the level of written and delivered sales, and (v) changes in prepaid expenses and other current assets ($3.0 million effect), deferred income taxes ($2.6 million effect), and accrued expenses ($1.7 million effect), all as a result of normal business activity.

        The decrease in inventory levels since June 2004 was the result, primarily, of a decline in finished goods and work-in-process inventories. The decrease in finished goods inventories was related, in part, to better Company-wide management of inventories, a decline in the wholesale incoming order rate, and an increase in retail sales volume. The decline in work-in-process inventories is attributable to the consolidation of two manufacturing facilities, announced in April 2004, and the related phase-out of those plants’ production during the current period. These decreases were partially offset by an increase in raw material inventories resulting from the purchase of lumber, fabric, and purchased frames in anticipation of future production needs.

        Net cash used in investing activities totaled $18.2 million for the current nine month period compared to $24.5 million in the prior year period. The current period decrease of $6.3 million was due, primarily, to a $15.5 million net decrease in cash utilized to fund short-term investment activity and a $2.1 million increase in proceeds related to the sale of three Company-owned stores to independent Ethan Allen retailers. These favorable variances were partially offset by (i) a $9.7 million increase in capital spending, exclusive of acquisitions, to $24.2 million from $14.5 million in the prior year period, (ii) a $1.4 million decline in proceeds from the disposal of certain property, plant and equipment, and (iii) a $1.0 million increase in cash utilized to fund acquisition activity (2 retail stores were acquired in the current period as compared to no stores acquired in the prior year period). The current level of capital spending is principally attributable to (i) new store development and renovation, (ii) Company-wide technology initiatives, and (iii) improvements within the Company’s remaining manufacturing facilities. The Company anticipates that cash from operations will be sufficient to fund future capital expenditures.

        Net cash used in financing activities totaled $77.7 million for the nine months ended March 31, 2005 as compared to $8.9 million in the prior year period. The current period increase of $68.8 million was the result, primarily, of (i) an increase of $59.6 million in payments related to the acquisition of treasury stock, (ii) a $4.1 million increase in cash utilized in the payment of dividends, and (iii) an increase in cash utilized to repay outstanding debt of $3.7 million.

        On January 25, 2005 the Company declared a dividend of $0.15 per common share, payable on April 25, 2005, to shareholders of record as of April 11, 2005. The Company expects to continue to declare quarterly dividends for the foreseeable future.

        In addition to using available cash to fund changes in working capital, necessary capital expenditures, acquisition activity, the repayment of debt, and the payment of dividends, the Company has been authorized by its Board of Directors to repurchase its common stock, from time to time, either directly or through agents, in the open market at

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

        During the nine months ended March 31, 2005 and 2004, the Company repurchased and/or retired the following shares of its common stock:

	Nine Months Ended March 31,
	2005(1)	2004
Common shares repurchased	1,693,500	43,000
Cost to repurchase common shares	$58,867,835	$1,776,618
Average price per share	$34.76	$41.32

(1)	The cost to repurchase shares during the first nine months of fiscal year 2005 excludes $745,735 in treasury stock purchases with a June 2004 trade date and a July 2004 settlement date.

        For each of the periods presented above, the Company funded its purchases of treasury stock with existing cash on hand and cash generated through current period operations. On November 16, 2004, the Board of Directors increased the share purchase authorization to 2.0 million shares, of which 1.4 million shares remained as of March 31, 2005.

        Subsequent to March 31, 2005 and through May 9, 2005, the Company repurchased, in nine separate open market transactions, an additional 716,900 shares of its common stock at a total cost of $22.6 million, representing an average price per share of $31.47. On April 26, 2005, the Board of Directors increased the remaining authorization of 691,100 shares to 2.0 million shares.

        As of March 31, 2005, aggregate scheduled maturities of long-term debt, including capital lease obligations, for each of the next five fiscal years are: $0.2 million in fiscal 2006; $0.1 million in fiscal 2007; $0.1 million in fiscal 2008; $0.1 million in fiscal 2009; and $0.1 million in fiscal 2010. The balance of the Company’s long-term debt and capital lease obligations ($3.8 million) matures in fiscal years 2011 and thereafter. The Company believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements. As of March 31, 2005, the Company had working capital of $148.6 million and a current ratio of 2.15 to 1.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retailer-Related Guarantees

        Ethan Allen Inc. has obligated itself, on behalf of one of its independent retailers, with respect to a $1.5 million credit facility (the “Credit Facility”) comprised of a $1.1 million revolving line of credit and a $0.4 million term loan. This obligation requires the Company, in the event of the retailer’s default under the Credit Facility, to repurchase the retailer’s inventory, applying such purchase price to the retailer’s outstanding indebtedness under the Credit Facility. The Company’s obligation remains in effect for the life of the term loan which expires in April 2008. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this obligation is limited to the amount outstanding under the Credit Facility at the time of default (subject to pre-determined lending limits based on the value of the underlying inventory) and, as such, is not an estimate of future cash flows. No specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this obligation, except to the extent that the Company maintains the right to take title to the repurchased inventory. Management anticipates that the repurchased inventory could subsequently be sold through the Company’s retail store network. As of March 31, 2005, the amount outstanding under the Credit Facility totaled approximately $1.1 million, of which $0.9 million was outstanding under the revolving credit line. Management expects that, based on the underlying creditworthiness of the respective retailer, this obligation will expire without requiring funding by the Company. However, in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, a liability has been established to reflect the Company’s non-contingent obligation under this arrangement as a result of modifications made to the Credit Facility subsequent to January 1, 2003. As of March 31, 2005, the carrying amount of such liability is less than $50,000.

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

        The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this indemnification agreement is indeterminable as no such tax liability currently exists. Further, the nature, extent and magnitude of any such tax liability arising in the future as a result of an adverse tax judgment or change in applicable tax law cannot be estimated with any reasonable certainty. It should be further noted that no recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this indemnification agreement. Management expects, based on its current understanding of the applicable tax laws and the existing legal structure of the joint venture, subject to future changes in applicable laws and regulations, this cross-indemnity agreement will expire without requiring funding by the Company. Accordingly, as of March 31, 2005, the carrying amount of the liability related to this indemnification agreement is zero.

Product Warranties

        The Company’s products, including its case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to five years and are provided based on terms that are generally accepted in the industry. All of the Company’s domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. The Company records provisions for estimated warranty and other related costs at time of sale based on historical

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

warranty loss experience and makes periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of the Company’s historical experience. The Company provides for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company’s historical experience. As of March 31, 2005, the Company’s product warranty liability totaled $1.3 million.

Business Outlook

        The Company has experienced inconsistent business activity throughout the last nine to twelve months. During that time, macro-economic factors such as the ongoing war in Iraq, rising fuel prices, the threat of further interest rate increases, and recent declines in the stock markets, appear to have contributed to lower levels of consumer confidence and discretionary spending. In addition, the Company’s current year transition to everyday pricing in lieu of its historical periodic sale events, likely also had some effect on order trends as compared to prior periods. Despite these challenges, the Company believes it is well-positioned for the next phase of economic growth as a result of (i) its established brand, (ii) its comprehensive complement of home decorating solutions, and (iii) its vertically-integrated business model.

        Should the economy strengthen, however, it is also possible that costs associated with production (including raw materials and labor), distribution (including freight and fuel charges), and retail operations (including compensation, delivery and warehousing, occupancy and advertising expenses) may continue to increase. Similarly, continued increases in interest rates and crude oil prices could serve to further adversely impact the level of discretionary spending on the part of consumers. We cannot reasonably predict when, or to what extent, such events may occur or what effect, if any, such events may have on the Company’s consolidated financial condition or results of operations.

        The industry remains extremely competitive with domestic manufacturers facing increased pricing pressure as a result of the continued development of manufacturing capabilities in other countries, specifically within Asia. In response to these pressures, a large number of U.S. furniture manufacturers and retailers, including Ethan Allen, have increased their overseas sourcing activities in an attempt to maintain a competitive advantage and retain market share. At the present time, the Company manufactures and/or assembles approximately 70% of its products. Management of the Company continues to believe that a balanced approach to product sourcing, which includes the domestic manufacture of certain product offerings coupled with the import of other selected products, provides the greatest degree of flexibility and is the most effective approach to ensuring that acceptable levels of quality, service and value are attained.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        The Company is exposed to interest rate risk primarily through its borrowing activities. The Company’s policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements and long-term debt is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. As of March 31, 2005, the Company had no debt instruments outstanding with variable interest rates.

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

        As was disclosed in the Company’s Current Report on Form 8-K dated April 20, 2005, management, in consultation with the Audit Committee of the Company’s Board of Directors, concluded that it was necessary to restate certain previously issued financial statements. This conclusion was reached in light of the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission in their letter to the American Institute of Certified Public Accountants, dated February 7, 2005, with respect to certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America. As a result of the need to restate previously issued financial statements, management, including the CEO and VPF, has concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were not effective in ensuring that material information relating to the Company (including its consolidated subsidiaries), which is required to be included in the Company’s periodic filings under the Exchange Act, had been made known to them in a timely manner.

        There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, prior to the filing of this report, management has implemented necessary changes to the Company’s internal controls in order to address the lease accounting matters referred to above.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

        There has been no material change to the matters discussed in Part I, Item 3 — Legal Proceedings in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission as of September 10, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        Certain information regarding purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended March 31, 2005 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (c)
January 2005 (a)	188,000	$35.70	188,000	1,812,000
February 2005	--	--	--	1,812,000
March 2005 (b)	404,000	$34.16	404,000	1,408,000

Total	592,000	$34.65	592,000

(a)	Purchased in five separate open market transactions on five different days.

(b)	Purchased in eight separate open market transactions on eight different days.

(c)	On November 21, 2002, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 2.0 million shares of its common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. On April 27, 2004, the Board of Directors increased the remaining authorization to 2.5 million shares. On November 16, 2004, the remaining authorization was again increased to 2.0 million shares. Subsequent to March 31, 2005 and through May 9, 2005, the Company repurchased, in nine separate open market transactions, an additional 716,900 shares of its common stock at a total cost of $22.6 million, representing an average price per share of $31.47. On April 26, 2005, the Board of Directors increased the remaining authorization of 691,100 shares to 2.0 million shares.

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