Form 10-K
period 2005-06-30
ETHAN ALLEN INTERIORS INC
filed 2005-09-13
CIK 896156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	Annual Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	June 30, 2005

or

[ ]	Transition Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

Commission file Number	1-11692

Ethan Allen Interiors Inc.
(Exact name of registrant as specified in its charter)

Delaware	06-1275288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ethan Allen Drive, Danbury, CT 06811 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code	(203) 743-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $.01 par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                 [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                          [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                                    [X] Yes [   ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                                    [  ] Yes [X] No

The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on December 31, 2004, (the last day of the Company’s most recently completed second fiscal quarter) was approximately $1,420,610,230. As of December 31, 2004, there were 35,497,507 shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The definitive Proxy Statement for the 2005 Annual Shareholders Meeting is incorporated by reference into Part III hereof.

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

Mission Statement

        The Company’s primary business objective is to be a leader in style, providing its customers with a convenient, full-service, one-stop shopping alternative for their home decorating needs. In order to meet its stated objective, the Company has developed, and adheres to, a focused and comprehensive business strategy. The elements of this strategy, each of which represent specific home decorating solutions, include (i) the Company’s vertically-integrated operating structure, (ii) its products and related marketing initiatives, (iii) its retail store network, (iv) its people, and (v) its numerous customer service offerings.

Operating Segments

        The Company’s operating segments represent strategic business areas which, although they operate separately, both offer the Company’s complete line of home furnishings through their own distinctive services. The Company’s operations are classified into two such segments: wholesale and retail. See Note 16 to the Consolidated Financial Statements included under Item 8 of this Annual Report for certain financial information regarding the Company’s operating segments.

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

The Wholesale Segment:

        For fiscal years 2005, 2004 and 2003, the wholesale segment recorded net sales of $663.2 million, $673.8 million, and $661.0 million, respectively. A breakdown of wholesale sales by product line for each of the last three fiscal years is provided below:

	Fiscal Year Ended June 30,
	2005	2004	2003

Case Goods	49%	52%	53%
Upholstered Products	36	34	33
Home Accessories and Other	15	14	14

	100%	100%	100%

        The Company has 12 manufacturing facilities which consist of 6 case good plants (2 of which include separate sawmill operations), 5 upholstery plants and 1 home accent plant, all located in the United States. The Company also sources selected case good, upholstery, and home accessory items from third-party vendors located both domestically and abroad.

        In the fourth quarter of fiscal 2004, the Company announced a plan to close and consolidate two of its manufacturing facilities. The plants, both involved in the production of case goods, were located in Boonville, New York and Bridgewater, Virginia. The plant closures resulted in a headcount reduction totaling approximately 460 employees; 270 employees effective June 25, 2004, and 190 employees throughout the first quarter of fiscal 2005. A pre-tax restructuring and impairment charge of $12.8 million was recorded for costs associated with these plant closings, of which $4.5 million related to employee severance and benefits and other plant exit costs, and $8.3 million related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities. During the first six months of fiscal 2005, the final cash payments related to these plant closings were made and adjustments totaling $0.2 million were recorded to reverse the remaining previously established accruals which were no longer required.

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

Product Sourcing Activities

        Ethan Allen is one of the largest manufacturers of home furnishings in the United States, currently manufacturing and/or assembling approximately 65-70% of its products within 12 manufacturing facilities, 2 of which include separate sawmill operations. The balance of the Company’s production is outsourced through third-party vendors, most of which are located abroad. The Company’s case good facilities are located close to sources of raw materials and skilled craftsmen, predominantly in the Northeast and Southeast regions of the country. Upholstery facilities are located across the country in order to reduce shipping costs to stores and are situated where skilled craftsmen are available. The Company believes that continued investment in its manufacturing facilities, combined with an appropriate level of outsourcing through both foreign and domestic vendors, will accommodate future sales growth and allow the Company to maintain a greater degree of control over cost, quality and service to its customers.

Raw Materials and Other Suppliers

        The most important raw materials used by Ethan Allen in furniture manufacturing are lumber, veneers, plywood, hardware, glue, finishing materials, glass, mirrored glass, laminates, fabrics, foam, and filling material. The various types of wood used in Ethan Allen’s products include cherry, ash, oak, maple, prima vera, mahogany, birch and pine, substantially all of which are purchased domestically.

        Fabrics and other raw materials are purchased both domestically and abroad. Ethan Allen has no significant long-term supply contracts, and has experienced no significant problems in supplying its operations. Ethan Allen maintains a number of sources for its raw materials which, the Company believes, contributes to its ability to obtain competitive pricing. Lumber prices fluctuate over time based on factors such as weather and demand, which, in turn, impact availability. Upward trends in prices could have an adverse effect on margins.

        Appropriate amounts of lumber and fabric inventory are typically stocked so as to maintain adequate production levels. The Company believes that its sources of supply for these materials are sufficient and that it is not dependent on any one supplier.

        The Company enters into standard purchase agreements with certain foreign and domestic vendors to source selected case good, upholstery, and home accessory items. The terms of these arrangements are customary for the industry and do not contain any long-term contractual obligations on behalf of the Company. Ethan Allen believes it maintains good relationships with its vendors.

Distribution and Logistics

        Within the wholesale segment, Ethan Allen distributes its products primarily through a national network of 7 owned and 5 leased distribution centers strategically located throughout the United States. These distribution centers hold finished product received from Ethan Allen’s manufacturing facilities, as well as its domestic and off-shore vendors, for shipment to Ethan Allen retail stores or retail service centers. Ethan Allen stocks case goods and accessories to provide for quick delivery of in-stock items and to allow for more efficient production runs.

        Approximately one-third of all shipments are made to and from the distribution and retail service centers by the Company’s fleet of trucks and trailers. The remaining shipments are subcontracted to independent carriers. Approximately 45% of the Company’s fleet (trucks and trailers) is leased under two to seven-year leases.

        Ethan Allen’s policy is to sell its products at the same delivered cost to all Company-owned and independently-owned stores nationwide, regardless of their shipping point. The adoption of this policy has created credibility by offering product at one suggested national retail price and eliminated the need for the Company’s retailers to carry significant amounts of inventory in their own warehouses. As a result, Ethan Allen obtains more accurate information regarding sales in order to better plan production runs and manage inventory levels.

Backlog and Net Orders Booked

        As of June 30, 2005, Ethan Allen had a wholesale backlog of $49.3 million, compared to a backlog of $51.4 million as of June 30, 2004. The backlog is anticipated to be serviced in the first quarter of fiscal 2006. Backlog at any point in time is primarily a result of net orders booked in prior periods, manufacturing schedules and the timing of product shipments. Net orders booked at the wholesale level from Ethan Allen stores (including independently-owned and Company-owned stores) for the twelve months ended June 30, 2005 were $666.1 million as compared to $686.5 million for the twelve months ended June 30, 2004. Net orders booked in any period are recorded based on wholesale prices and do not reflect the additional retail margins produced by Company-owned stores.

Advertising

        Ethan Allen has developed a highly coordinated, national advertising campaign designed to (i) capitalize on the Company’s existing brand equity, and (ii) maintain top-of-mind awareness of the breadth of the Company’s product and service offerings. Ethan Allen’s in-house staff, working with a leading advertising firm, has developed and implemented what the Company believes is the most cohesive national advertising campaign in the home furnishings industry. This campaign is designed to communicate the Company’s position as a leader in style and a full-service provider of home furnishing solutions, and to increase the flow of traffic into stores.

        In support of its Solutions campaign, launched nationally in fiscal 2004, Ethan Allen continues to utilize television, direct mail, newspaper, magazines and radio to market its products and services. Ethan Allen believes that its ability to coordinate its advertising efforts for all Ethan Allen branded stores provides a competitive advantage over other home furnishing manufacturers and retailers. With an exclusive network of more than 300 retail stores adhering to a uniform marketing approach and “speaking with one voice”, Ethan Allen believes it is better positioned to fulfill its brand promise on a consistent basis.

        The Ethan Allen direct mail magazine, which features the Company’s home furnishing collections in lifestyle settings and communicates its breadth of services, is one of Ethan Allen’s most important marketing tools. Approximately 57 million copies of the magazine were distributed to consumers during fiscal 2005, representing a 45% increase from the prior fiscal year. The Company publishes and sells the magazines to retailers of both Company-owned and independently-owned stores, who, with demographic information collected through independent market research, are able to target potential customers.

        Ethan Allen’s television advertising and direct mail efforts are supported by strong print and radio campaigns in various markets, and in leading home fashion magazines using advertisements and public relations efforts. The Company coordinates significant advertisements in major newspapers in major markets. During fiscal 2005, the Company also distributed a publication entitled “Solutions for Living”. This 288-page book, which includes a complete catalogue of the Company’s home furnishing collections, helps customers identify their own personal style using Ethan Allen product offerings. The Company believes these publications represent one of the most comprehensive and effective home decorating resources in the home furnishings industry.

Internet

        Ethan Allen is located on the worldwide web at www.ethanallen.com. The Company’s primary goal for the website is to drive additional business into the retail network through lead generation and information sourcing. Customers may access the Company’s website to review home furnishing collections or to purchase selected home accessories. On average, over 18,000 daily users logged onto the Ethan Allen website during fiscal 2005.

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

The Retail Segment:

        For fiscal years 2005, 2004, and 2003, the retail segment recorded net sales of $586.2 million, $576.2 million, and $526.4 million, respectively.

        Ethan Allen sells its products through an exclusive network of 313 retail stores. As of June 30, 2005, Ethan Allen owned and operated 126 stores (as compared to 127 at the end of the prior fiscal year) and independent retailers owned and operated 187 stores. The geographic distribution of all retail store locations is included under Item 2 of this Annual Report. During 2005, the Company acquired 6 stores from, and sold 4 stores to, independent retailers, opened 7 new stores (of which 5 were relocations), and closed 5 stores. In the past five years, Ethan Allen and its independent retailers have opened 78 new stores, approximately 40% of which were relocations.

        In fiscal 2005, wholesale sales to independent retailers and retail sales of Company-owned stores accounted for approximately 38% and 62%, respectively, of Ethan Allen’s total net sales. The ten largest independent retailers own a total of 36 stores, which, based on net orders booked, accounted for approximately 13% of total net sales in fiscal 2005.

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

        In October 2001, the Company formed a joint venture with MFI Furniture Group Plc to open a network of retail stores in the United Kingdom. The initial phase of the agreement, which calls for the two companies to collaborate on the development of a retail store format that will market their respective retail concepts, involves up to five stores with approximately 8,000 to 15,000 square feet per store. The first of these stores, located in the London suburb of Kingston, opened in May 2002. The second, located in the suburb of Bromley, opened in December 2002. Both retail locations have been included as independently-owned stores in compiling the Company’s store count as of June 30, 2005.

Products

        Ethan Allen’s product strategy has been to position its brand as a “preferred” brand with superior quality and value while, at the same time, providing consumers with a comprehensive, one-stop shopping solution for their home furnishing needs. In carrying out its strategy, the Company continues to expand its reach to a broader consumer base through a diverse selection of attractively priced product lines, many of which have been designed to effectively complement one another, reflecting the recent trend toward more eclectic home decorating. In recent years, this effort is best evidenced by the introduction of collections such as Townhouse, Tuscany, Newport, New Country, and, most recently, Tango. These collections, as well as increased styles and fabric selections within the Company’s custom upholstery line, new finishes within the Horizons line, the redesign of the Impressions line, and expanded product offerings to accommodate today’s home theater trends, are serving to redefine Ethan Allen, positioning the Company as a leader in style. All of these product lines, each of which broadens the Company’s consumer reach, are reflective of Ethan Allen’s continuing efforts to offer well valued, stylish home furnishings that appeal to a variety of customers and lifestyles.

        The Company believes that the two most important style categories in home furnishings are the “Classic” and the “Casual” product lifestyles. As such, Ethan Allen collections are designed to reflect unique elements applicable to each lifestyle. To accomplish this, the Company’s collections consist of case goods, coordinated upholstered products and home accessories, each styled with its own distinct design characteristics. Home accessories play an important role in Ethan Allen’s marketing program as they enable the Company to offer the consumer the convenience of one-stop shopping by creating a comprehensive home furnishing solution. Ethan Allen’s store interiors are designed to facilitate display of the Company’s product offerings in complete room settings which utilize the related collections to project the category lifestyle.

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

        During the past year, the Company also introduced its innovative everyday pricing program, eliminating periodic sale events in lieu of an “everyday best” price on all of its product offerings. The Company believes that this initiative demonstrates its commitment to differentiating itself through strategies focused on customer credibility and excellence in service. In addition, everyday pricing provided the Company the opportunity to critically examine all facets of its business, making substantive changes, where necessary, in order to more effectively carry out its solutions-based approach to home decorating.

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

        Ethan Allen provides display planning assistance to all Company-owned stores and independent retailers to support them in updating the interior projection of their stores and to maintain a consistent image. Several years ago, the Company developed a standard interior design format for its retail stores which, through the use of focused lifestyle settings to display its products and information displays throughout the store to educate consumers, has positioned Ethan Allen as a specialist in “Classic” and “Casual” lifestyles and decorative accessory retailing.

People

        At June 30, 2005, Ethan Allen has approximately 6,400 employees. Approximately 5% of those employees are represented by unions under collective bargaining agreements, most which expire at various times throughout the next three years. The Company expects no significant changes in its relations with these unions and believes it maintains good relationships with its employees.

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

        Ethan Allen recognizes the importance of its retail store network to its long-term success. Accordingly, the Company believes it has established strong management teams within Company-owned stores while, at the same time, maintaining effective relationships with independent retailers. With this in mind, the Company makes available its services to all stores in support of their marketing efforts, including coordinated national advertising, merchandising and display programs, and extensive training seminars and educational materials. Ethan Allen believes that the development of design consultants, project managers, service and delivery personnel, and retailers is important for the growth of its business. As a result, Ethan Allen has committed to make available a comprehensive training program that will help to develop retail managers/owners, design consultants and service and delivery personnel to their fullest potential.

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

Competition

        In recent years, the home furnishings industry, already highly competitive and fragmented, has faced additional challenges. Globalization, which represents the most notable change within the industry landscape, has led to increased competitive pressures brought about by the increasing volume of imported finished goods and components, particularly for case good products, and the development of manufacturing capabilities in other countries, specifically within Asia. The increase in overseas production capacity in recent years has created over-capacity for many U.S. manufacturers, including Ethan Allen, which has led to industry-wide plant consolidation. In addition, because many foreign manufacturers are able to maintain substantially lower production costs, including the cost of labor and overhead, imported product is capable of being sold at a lower price to consumers which, in turn, has led to some measure of industry-wide price deflation. The Company believes that the aforementioned factors have contributed to the recent trend toward product commoditization, which is exacerbated by the overwhelming and wide-spread use of highly-promotional pricing policies and marketing strategies focused on “no money down” and “no interest”.

        During the last three years, as the industry has slowly been overcome by a greater degree of “sameness”, Ethan Allen has, instead, used that time to further differentiate itself as a “preferred” brand by adhering to a business strategy focused on providing (i) high-quality products at good value, including the marketing of its products at an “everyday best” price, (ii) a comprehensive complement of home decorating solutions, including its complimentary design service, and (iii) excellence in customer service. The Company considers its vertical integration a significant competitive advantage in the current environment as it allows the Company to design, manufacture, source, distribute, market, and sell its products through the industry’s largest sole-source retail store network. With respect to the issue of price deflation, Ethan Allen saw a foreign, low-cost supply of labor as an opportunity to introduce selected products to consumers at prices that, until recently, were not practical. As such, the Company continues to adhere to a blended strategy, establishing relationships with certain manufacturers, both domestically and abroad, to source selected case goods, upholstery, and home accessory items. Ethan Allen intends to continue to balance its domestic production with opportunities to source from foreign and domestic manufacturers, as appropriate, in order to maintain its competitive advantage.

        Although Ethan Allen is currently among the ten largest domestic furniture manufacturers in the United States, the recent emergence of the foreign manufacturers referred to previously has served to broaden the competitive landscape. Some of these competitors may produce furniture types not manufactured by Ethan Allen and may have greater financial and other resources than the Company.

        Ethan Allen sells its products through an exclusive network of Company-owned and independently-owned retail stores. Ethan Allen’s objective is to continue to develop and strengthen its retail network by (i) expanding the Company-owned retail business through the opening of new stores, relocating existing stores and, when appropriate, acquiring stores from, or selling stores to, independent retailers, and (ii) obtaining and retaining independent retailers, assisting such retailers in increasing the volume of their sales.

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

Trademarks

        Ethan Allen currently holds, or has registration applications pending for, numerous trademarks, service marks and design patents for the Ethan Allen name, logos and designs in a broad range of classes for both products and services in the United States and in many foreign countries. In addition, Ethan Allen has registered, or has applications pending for, many of its major collection names as well as certain of its slogans utilized in connection with promoting brand awareness, retail sales and other services. The Company views such trade and service marks as valuable assets and has an ongoing program to diligently monitor and defend, through appropriate action, against their unauthorized use.

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

        In addition, charters of all committees of the Company’s Board of Directors, as well as the Company’s Corporate Governance guidelines, are available on the Company’s website at www.ethanallen.com/governance or, upon written request, in printed hardcopy form. Written requests should be sent to Office of the Secretary, Ethan Allen Interiors Inc., Ethan Allen Drive, Danbury, Connecticut 06811.

Item 2. Properties

        The Company’s corporate headquarters, located in Danbury, Connecticut, consists of one building containing 144,000 square feet, situated on approximately 18.0 acres of land, all of which is owned by Ethan Allen. Located adjacent to the corporate headquarters, and situated on approximately 5.4 acres, is the Ethan Allen Hotel and Conference Center, containing 195 guestrooms. This hotel, owned by a wholly-owned subsidiary of Ethan Allen, is used in connection with Ethan Allen functions and training programs, as well as for functions and accommodations for the general public.

        Ethan Allen has 12 manufacturing facilities located in 8 states. All of these facilities are owned, with the exception of a leased upholstery plant in California, totaling 145,636 square feet. The Company’s 12 facilities consist of 6 case good manufacturing plants (2 of which include separate sawmill operations), totaling 2,381,187 square feet; 5 upholstery furniture plants, totaling 1,234,136 square feet; and 1 plant involved in the manufacture and assembly of Ethan Allen’s home accessory products, totaling 295,000 square feet.

        In addition, Ethan Allen owns 7 and leases 5 ancillary distribution centers, totaling 1,346,570 square feet, and owns 3 and leases 27 retail service centers, totaling 1,194,765 square feet. The Company’s manufacturing and distribution facilities are located in North Carolina, Vermont, Pennsylvania, Virginia, Oklahoma, California, New Jersey, Indiana, Illinois, and Maine. The Company’s retail service centers are located throughout the United States and serve to support Ethan Allen’s various sales districts.

        The geographic distribution of the Company’s retail store network as of June 30, 2005 is as follows:

	Retail Store Category
	Company Owned	Independently Owned
United States	121	159
North America-Other (1)	5	3
Asia	--	20
Middle East	--	1
Europe	--	2
West Indies	--	1
Africa	--	1

Total	126	187

(1)	Seven retail stores located in Canada were acquired by the Company during the first quarter of fiscal 2003. Subsequently, one store was closed and one store was sold to an independent Ethan Allen retailer.

        Of the 126 retail stores owned and operated by the Company, 46 of the properties are owned and 80 of the properties are leased from independent third parties. Of the 46 Company-owned store locations, 11 are subject to land leases. The Company owns an additional 5 retail properties; 4 of which are leased to independent Ethan Allen retailers, and 1 which is leased to an unaffiliated third party.

        Ethan Allen’s manufacturing facility located in Maiden, North Carolina and the Ethan Allen Hotel and Conference Center located in Danbury, Connecticut, were financed, in part, with industrial revenue bonds. The bonds associated with the Maiden facility matured in October 2004 and were repaid in full at that time. The Beecher Falls, Vermont manufacturing facility was financed, in part, by the State of Vermont Economic Development Authority. Ethan Allen believes that all of its properties are well maintained and in good condition.

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

        As of June 30, 2005, the Company and/or its subsidiaries has been named as a potentially responsible party (“PRP”) with respect to the remediation of four active sites currently listed, or proposed for inclusion, on the National Priorities List (“NPL”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (“CERCLA”). The sites are located in Lyndonville, Vermont; Southington, Connecticut; High Point, North Carolina; and Atlanta, Georgia.

        With respect to the Lyndonville, Vermont site, the Company has substantially resolved its liability by completing remedial construction activities. The Company continues to work with the U.S. Environmental Protection Agency (“EPA”) and has obtained a certificate of construction completion, subject to certain limited conditions. The Company does not anticipate incurring significant costs with respect to the Southington, Connecticut, High Point, North Carolina, or Atlanta, Georgia sites as it believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at those sites. Specifically, with respect to the Southington site, the Company’s volumetric share is less than 1% of over 51 million gallons disposed of at the site and there are more than 1,000 PRPs. With respect to the High Point site, the Company’s volumetric share is less than 1% of over 18 million gallons disposed of at the site and there are more than 2,000 PRPs, including 1,100 “de-minimis” parties (of which Ethan Allen is one). With respect to the Atlanta site, a former solvent recycling/reclamation facility, the Company’s volumetric share is less than 1% of over 20 million gallons disposed of at the site by more than 1,700 PRPs. In all three cases, the other PRPs consist of local, regional, national and multi-national companies.

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

        As of June 30, 2005, the Company believes that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to security holders of the Company during the fourth quarter of fiscal 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company’s Common Stock is traded on the New York Stock Exchange under ticker symbol “ETH”. The following table indicates (i) the high and low stock prices as reported on the New York Stock Exchange and (ii) dividends declared by the Company:

	Closing Market Price		Dividends
	High	Low	Declared
Fiscal 2005
First Quarter	$38.05	$33.69	$0.15
Second Quarter	42.73	33.80	0.15
Third Quarter	39.35	32.00	0.15
Fourth Quarter	34.06	29.80	0.15

Fiscal 2004
First Quarter	$39.56	$34.05	$0.10
Second Quarter	41.88	35.64	0.10
Third Quarter	46.08	40.55	0.10
Fourth Quarter (1)	42.60	35.51	3.10

(1)	On April 27, 2004, the Company declared a special, one-time cash dividend of $3.00 per common share, payable on May 27, 2004 to shareholders of record as of May 10, 2004.

        As of September 7, 2005, there were approximately 390 shareholders of record of the Company’s Common Stock.

        On July 26, 2005, the Company declared a dividend of $0.18 per common share, payable on October 25, 2005 to shareholders of record as of October 11, 2005. The Company expects to continue to declare quarterly dividends for the foreseeable future.

Issuer Purchases of Equity Securities

        Certain information regarding purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended June 30, 2005 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 2005 (a)	716,900	$31.48	716,900	691,100
May 2005	--	--	--	2,000,000
June 2005	--	--	--	2,000,000

Total	716,900	$31.48	716,900

(a)	Purchased in nine separate open market transactions on nine different trading days.
(b)	On November 21, 2002, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 2,000,000 shares of its common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. Subsequent to that date, the Board of Directors increased the remaining authorization as follows: from 904,755 shares to 2,500,000 shares on April 27, 2004; from 753,600 shares to 2,000,000 shares on November 16, 2004; and from 691,100 shares to 2,000,000 shares on April 26, 2005.

        Subsequent to June 30, 2005 and through September 9, 2005, the Company repurchased, in 17 separate open market transactions, an additional 1,140,000 million shares of its common stock at a total cost of $36.8 million, representing an average price per share of $32.28. As of September 9, 2005, the Company had a remaining Board authorization to repurchase 860,000 shares.

Stockholder Rights Plan

        The Company has a Stockholder Rights Plan, a description of which is set forth in Note 9 to the Consolidated Financial Statements included under Item 8 of this Annual Report and incorporated herein by reference. Such description contains all of the required information with respect thereto.

Item 6. Selected Financial Data

        The following historical consolidated statement of operations and balance sheet data for the fiscal years ended June 30, 2005, 2004, 2003, 2002 and 2001 have been derived from the consolidated financial statements of the Company. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company (including the notes thereto) included within this Annual Report.

(in thousands, except per share data)
	Fiscal Year Ended June 30,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Net sales	$949,012	$955,107	$907,264	$892,288	$904,133
Cost of sales	487,958	494,072	457,924	471,018	490,509
Selling, general and administrative expenses	332,295	322,111	316,752	286,888	281,723
Restructuring and impairment charge, net (1)	(219)	12,520	13,131	5,123	6,906

Operating income	128,978	126,404	119,457	129,259	124,995
Interest and other (income) expense, net	(442)	(2,691)	(517)	(2,344)	(2,056)

Income before income tax expense	129,420	129,095	119,974	131,603	127,051
Income tax expense	50,082	49,617	45,350	49,746	48,025

Net income	$79,338	$79,478	$74,624	$81,857	$79,026

Per Share Data:
Net income per basic share	$2.24	$2.14	$1.98	$2.11	$2.01
Basic weighted average shares outstanding	35,400	37,179	37,607	38,828	39,390
Net income per diluted share	$2.19	$2.08	$1.93	$2.05	$1.96
Diluted weighted average shares outstanding	36,193	38,295	38,569	39,942	40,321
Cash dividends declared (2)	$0.60	$3.40	$0.25	$0.18	$0.16

Other Information:
Depreciation and amortization (3)	$21,338	$21,854	$21,634	$19,503	$20,295
Capital expenditures, including acquisitions	$34,381	$24,976	$39,781	$73,481	$48,238
Working capital	$130,423	$161,772	$228,177	$193,354	$183,863
Current ratio	1.97	2.18	2.70	2.50	2.70

Balance Sheet Data (at end of period):
Total assets	$628,386	$658,367	$735,008	$690,812	$621,069
Total debt, including capital lease
obligations	$12,510	$9,221	$10,218	$9,321	$9,487
Shareholders' equity	$434,068	$456,140	$533,922	$508,170	$462,163
Debt as a percentage of equity	2.9%	2.0%	1.9%	1.8%	2.1%

See footnotes on following page.

(1)	In the fourth quarter of fiscal 2004, the Company announced a plan to close and consolidate two of its manufacturing facilities. The plants, both involved in the production of case goods, were located in Boonville, New York and Bridgewater, Virginia. The plant closures resulted in a headcount reduction totaling approximately 460 employees: 270 employees effective June 25, 2004, and 190 employees throughout the first quarter of fiscal 2005. A pre-tax restructuring and impairment charge of $12.8 million was recorded for costs associated with these plant closings, of which $4.5 million related to employee severance and benefits and other plant exit costs, and $8.3 million related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities. During the first six months of fiscal 2005, the final cash payments related to these plant closings were made and adjustments totaling $0.2 million were recorded to reverse the remaining previously established accruals which were no longer required.

In the third quarter of fiscal 2003, the Company announced a plan to close three of its smaller manufacturing facilities. Closure of these facilities resulted in a headcount reduction totaling approximately 580 employees: 340 employees effective April 21, 2003, and 240 employees throughout the last quarter of fiscal 2003 and the first quarter of fiscal 2004. A pre-tax restructuring and impairment charge of $13.4 million was recorded for costs associated with these plant closings, of which $4.5 million related to employee severance and benefits and other plant exit costs, and $8.9 million related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities. During the first quarter of fiscal 2004, adjustments totaling $0.2 million were recorded to reverse certain of these previously established accruals which were no longer required.

In the fourth quarter of fiscal 2002, the Company announced a plan that involved the closure of one of its manufacturing facilities as well as the rough mill operation of a separate facility. Closure of these facilities resulted in a headcount reduction totaling approximately 220 employees: 150 employees effective June 29, 2002, and 70 employees throughout the first quarter of fiscal 2003. A pre-tax restructuring and impairment charge of $5.1 million was recorded for costs associated with these plant closings, of which $2.0 million related to employee severance and benefits and other plant exit costs, and $3.1 million related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities. During the third quarter of fiscal 2003, adjustments totaling $0.2 million were recorded to reverse certain of these previously established accruals which were no longer required.

In the fourth quarter of fiscal 2001, the Company announced a plan that involved the closure of three of its manufacturing facilities and a headcount reduction totaling approximately 350 employees effective August 6, 2001. A pre-tax restructuring and impairment charge of $6.9 million was recorded for costs associated with these plant closings, of which $3.3 million related to employee severance and benefits and other plant exit costs, and $3.6 million related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities. During the first quarter of fiscal 2003, adjustments totaling $0.1 million were recorded to reverse certain of these previously established accruals which were no longer required.

(2)	On April 27, 2004, the Company declared a special, one-time cash dividend of $3.00 per common share, payable on May 27, 2004 to shareholders of record as of May 10, 2004.

(3)	As a result of the Company’s adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, amortization of goodwill and indefinite-lived intangible assets ceased on July 1, 2001. The amount of amortization related to these assets totaled $1.8 million in fiscal 2001.

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

Critical Accounting Policies

        The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which require, in some cases, that certain estimates and assumptions be made that affect the amounts and disclosures reported in those financial statements and the related accompanying notes. Estimates are based on currently known facts and circumstances, prior experience and other assumptions believed to be reasonable. Management uses its best judgment in valuing these estimates and may, as warranted, solicit external advice. Actual results could differ from these estimates, assumptions and judgments, and these differences could be material. The following critical accounting policies, some of which are impacted significantly by estimates, assumptions and judgments, affect the Company’s consolidated financial statements.

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

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets are to be evaluated for impairment on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of the goodwill or other intangible asset may exceed its fair value. The Company conducts its required annual impairment test during the fourth quarter of each fiscal year and uses a discounted cash flow model to estimate fair value. This model requires the use of long-term planning forecasts and assumptions regarding industry-specific economic conditions that are outside the control of the Company.

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

Basis of Presentation

        As of June 30, 2005, Ethan Allen Interiors Inc. has no material assets other than its ownership of the capital stock of Ethan Allen Inc. and conducts all significant transactions through Ethan Allen Inc.; therefore, substantially all of the financial information presented herein is that of Ethan Allen Inc.

Results of Operations

        Ethan Allen’s revenues are comprised of (i) wholesale sales to independently-owned and Company-owned retail stores and (ii) retail sales of Company-owned stores. See Note 16 to the Company’s Consolidated Financial Statements for the year ended June 30, 2005 included under Item 8 of this Annual Report.

        The components of consolidated revenues and operating income are as follows (in millions):

	Fiscal Year Ended June 30,
	2005	2004	2003

Revenue:
Wholesale segment	$663.2	$673.8	$661.0
Retail segment	586.2	576.2	526.4
Elimination of inter-segment sales	(300.4)	(294.9)	(280.1)

Consolidated Revenue	$949.0	$955.1	$907.3

Operating Income:
Wholesale segment (1)	$115.9	$108.0	$109.3
Retail segment	12.8	11.7	13.4
Adjustment for inter-company profit (2)	0.3	6.7	(3.2)

Consolidated Operating Income	$129.0	$126.4	$119.5

(1)	Operating income for the wholesale segment includes pre-tax restructuring and impairment charges, net of $12.5 million and $13.1 million recorded in fiscal years 2004 and 2003, respectively.
(2)	Represents the change in the inventory profit elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned store inventory existing at the end of the period.

Fiscal 2005 Compared to Fiscal 2004

        Consolidated revenue for fiscal 2005 totaled $949.0 million, representing a decrease of $6.1 million, or 0.6%, from fiscal 2004 consolidated revenue of $955.1 million. Net sales for the period reflect the delivery of product associated with a slight decline in total booked orders, and the resultant lower level of backlog noted throughout most of the year. The modest decrease in net sales for the current year was due, primarily, to (i) inconsistent consumer spending habits noted throughout much of the last twelve months likely attributable to ongoing economic uncertainty caused by the threat of further interest rate increases, rising fuel prices and a decline in the stock markets, and (ii) the Company’s current year transition to everyday pricing from periodic sale events conducted in the prior year. These factors were partially offset by the continued re-positioning of the Company’s retail stores to larger and more prominent locations and the impact of recent product introductions. Overall, sales volume for the period was impacted by increased industry competition and the continued use of highly-promotional pricing strategies by the Company’s competitors.

        Total wholesale revenue for fiscal 2005 decreased $10.6 million, or 1.6%, to $663.2 million from $673.8 million in the prior year. The year-over-year decrease was attributable to a decline in the incoming order rate noted during the period, particularly within the Company’s case goods operations, partially offset by increased throughput within the Company’s upholstery operations, and improved service position, resulting in shorter delivery cycle times, within certain imported product lines.

        Total retail revenue from Ethan Allen-owned stores for fiscal 2005 increased $10.0 million, or 1.7%, to $586.2 million from $576.2 million in the prior year. This increase in retail delivered sales by Ethan Allen-owned stores was attributable to an increase in sales generated by newly-opened (including relocations) or acquired stores of $25.7 million, partially offset by decreases in comparable store delivered sales of $1.2 million, or 0.2%, and closed stores, which generated $14.5 million fewer sales in fiscal 2005 as compared to fiscal 2004. The number of Ethan Allen-owned stores decreased to 126 as of June 30, 2005 as compared to 127 as of June 30, 2004. During that twelve month period, the Company acquired 6 stores from, and sold 4 stores to, independent retailers, closed 5 stores and opened 7 stores (5 of which were relocations).

        Comparable stores are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly-opened stores. Stores acquired from retailers are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.

        Total booked orders, which include wholesale orders and written business of Ethan Allen-owned retail stores, decreased 1.4% from the prior year. Year-over-year, wholesale orders decreased 3.0% while Ethan Allen-owned store orders increased 2.9% and comparable store written business increased 1.0%. The modest increase in retail written sales was likely attributable to the continued re-positioning of the Company’s retail stores to larger and more prominent locations. During the year, the Company increased distribution of the “Furnishing Solutions by Ethan Allen” direct mail magazine, distributing approximately 57 million copies which represents a 45% increase over historical annual levels. These positive factors were likely offset, to some degree, by the current year transition to everyday pricing from periodic sale events conducted in the prior year.

        Gross profit for fiscal 2005 totaled $461.0 million and was effectively unchanged from prior year. Consolidated gross profit was favorably impacted by a higher proportionate share of retail sales to total sales (62% in fiscal 2005 compared to 60% in fiscal 2004), an overall increase in retail sales volume as a result of the Company’s continued re-positioning of its store network, and a reduction in costs associated with excess capacity at the Company’s manufacturing facilities. These favorable variances were offset by gross profit declines resulting, primarily, from (i) an overall decrease in wholesale shipments, (ii) ordinary inefficiencies within the Company’s case goods operations associated with the production of first cuts for new collections, and (iii) price increases within selected raw material categories, namely lumber, foam, plywood and steel. Consolidated gross margin increased to 48.6% for the year ended June 30, 2005 from 48.3% in the prior year as a result, primarily, of the factors identified previously.

        Operating expenses decreased $2.5 million, or 0.7%, to $332.1 million, or 35.0% of net sales, in the current year from $334.6 million, or 35.0% of net sales, in the prior year, which included restructuring and impairment charges, net of $12.5 million. This decrease is primarily attributable to (i) the aforementioned restructuring and impairment charge recorded in the fourth quarter of the prior year, (ii) cost savings attributable to the closure of selected plant locations in recent periods, and (iii) a decrease in advertising costs within the wholesale segment stemming from the Company’s decision to increase distribution of the Company’s direct mail magazine in lieu of more costly national television advertising. These favorable variances were partially offset by costs associated with the continued re-positioning of the Company’s retail stores to larger and more prominent locations, and increased distribution expenses attributable to higher fuel and freight charges. The Company’s initiative to re-position its retail store network has resulted in higher costs associated with managerial salaries and benefits, occupancy, credit card fees, advertising, and delivery and warehousing.

        Operating income was $129.0 million, or 13.6% of net sales, for the year ended June 30, 2005, as compared to $126.4 million, or 13.2% of net sales, for the year ended June 30, 2004, which included restructuring and impairment charges, net of $12.5 million. This represents an increase of $2.6 million, or 2.0%, which is primarily attributable to lower operating expenses as referred to previously.

        Total wholesale operating income for the year ended June 30, 2005 was $115.9 million, or 17.5% of wholesale net sales, as compared to $108.0 million, or 16.0% of wholesale net sales, for the year ended June 30, 2004, which included restructuring and impairment charges, net of $12.5 million. The increase of $7.9 million, or 7.3%, is primarily attributable to (i) the aforementioned restructuring and impairment charge recorded in the fourth quarter of the prior year, (ii) a decrease in advertising costs, particularly as it relates to national television advertising,

(iii) a reduction in costs associated with excess capacity at the Company’s manufacturing facilities, and (iv) cost savings attributable to the closure of selected plant locations in recent periods. These decreases were partially offset by (i) an overall decline in wholesale sales volume, (ii) price increases within selected raw material categories, (iii) an increase in selling expenses primarily related to the increased distribution of the Company’s direct mail magazine, and (iv) an increase in distribution expenses attributable to higher fuel and freight charges.

        Operating income for the retail segment increased $1.0 million, or 8.9%, to $12.7 million, or 2.2% of net retail sales, for fiscal 2005, as compared to $11.7 million, or 2.0% of net retail sales, in fiscal 2004. The increase in retail operating income generated by Ethan Allen-owned stores is primarily attributable to higher sales volume generated from newly-opened (including relocations) or acquired stores, and the gain recorded upon the sale of selected retail stores. These increases were partially offset by higher operating expenses related to the continued re-positioning of the Company’s retail store network, and, to a lesser extent, the sell-off of floor inventory necessary to make room for new product introductions.

        Interest and other miscellaneous income, net totaled $1.2 million in fiscal 2005 as compared to $3.3 million in fiscal 2004. The decrease was due, primarily, to a decrease in interest income associated with the lower cash balances maintained during the period, and the favorable settlement of an outstanding legal matter during the prior year period.

        Income tax expense for the year ended June 30, 2005 totaled $50.1 million as compared to $49.6 million for the year ended June 30, 2004. The Company’s effective tax rate was 38.7% in fiscal 2005, up from 38.4% in fiscal 2004. The higher effective tax rate is a result of recently-enacted changes within certain state tax legislation, and increased state income tax liability arising in connection with the operation of a greater number of Company-owned stores, some of which are located in new jurisdictions.

        For fiscal 2005, the Company recorded net income of $79.3 million as compared to $79.5 million in fiscal 2004. Net income per diluted share totaled $2.19 in the current year and $2.08 per diluted share in the prior year.

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

Financial Condition and Liquidity

        The Company’s principal sources of liquidity include cash and cash equivalents, cash flow from operations and borrowing capacity under a revolving credit facility. Throughout fiscal 2005, the Company had in place a $100.0 million facility, effective June 2004 (the “Credit Agreement”), which modified and renewed a five-year facility previously entered into in August 1999. On July 21, 2005, the Credit Agreement was replaced with a new five-year, $200.0 million revolving credit facility (the “New Credit Agreement”). In addition to the $200.0 million revolving credit component, the New Credit Agreement includes an accordion feature which provides for an additional $100.0 million of liquidity if needed, as well as sub-facilities for trade and standby letters of credit of $100.0 million and swingline loans of $5.0 million.

        On July 26, 2005, the Board of Directors of the Company authorized the issuance of up to $200.0 million in senior unsecured notes. The specific terms of the proposed notes, including the maturity and covenants of the notes and the related pricing, have not yet been determined, and closing of the issuance is subject to satisfactory determination thereof, changes in capital market conditions, material changes affecting the Company or its business or industry and other factors. If completed as authorized, the Company intends to utilize the net proceeds from the issuance for general corporate purposes including, but not limited to, (i) retail store expansion, (ii) investment in manufacturing operations, (iii) acquisitions, (iv) the payment of dividends, and (v) the repurchase of shares of the Company’s common stock in the open market. The Company has no present commitments or understandings as to any material acquisition.

        In connection with the forecasted issuance of the proposed notes, the Company entered into 6 separate forward contracts to hedge the risk-free interest rate associated with $108.0 million of the related debt in order to minimize the negative impact of interest rate fluctuations on the Company’s earnings, cash flows and equity. The forward contracts were entered into with a major banking institution thereby minimizing the risk of credit loss. These hedging transactions were executed during July and August 2005 and, as such, have not been reflected in the Company’s financial position, results of operations or cash flows for the year ended June 30, 2005.

        As of June 30, 2005, the Company had cash and cash equivalents totaling $3.4 million, and outstanding debt and capital lease obligations totaling $12.5 million. The current and long-term portions of the Company’s outstanding debt and capital lease obligations totaled $0.2 million and $12.3 million, respectively, at that date. Also at June 30, 2005, the Company had revolving loans and trade and standby letters of credit outstanding under the Credit Agreement totaling $8.0 million and $15.6 million, respectively. Remaining available borrowing capacity under the Credit Agreement at that date was $76.4 million.

        Net cash provided by operating activities totaled $103.3 million in fiscal 2005 as compared to $126.0 million in fiscal 2004 and $101.4 million in fiscal 2003. The current year-over-year decrease of $22.7 million was principally the result of (i) the change in inventories ($12.4 million effect) which declined at a slower rate in fiscal 2005 as compared to fiscal 2004, (ii) changes in prepaid expenses and other current assets ($10.2 million effect) due, primarily, to an increase in the Company’s income tax receivable balance, (iii) the change in net restructuring and impairment charges ($8.2 million effect), (iv) changes in other assets ($4.6 million effect), and (v) changes in customer deposits ($2.6 million effect) reflecting the period-to-period change in the level of written and delivered sales. These unfavorable variances were partially offset by changes in income taxes and accounts payable ($5.0 million effect), deferred income taxes ($3.8 million effect), accrued expenses ($4.7 million effect), and other liabilities ($2.9 million effect), all as a result of normal business activity.

        The decrease in inventory levels since June 2004 was the result, primarily, of a decline in work-in-process inventories attributable to the consolidation of two manufacturing facilities, announced in April 2004, and the related phase-out of those plants’ production during the current period, as well as better Company-wide management of inventories. These decreases were partially offset by an increase in

(i)     finished goods inventories, attributable to recent increases in the wholesale incoming order rate and an increase in retail sales volume, and (ii) raw material inventories, resulting from the purchase of lumber, fabric, and purchased frames in anticipation of future production needs.

        Net cash used in investing activities totaled $22.5 million in fiscal 2005 as compared to cash provided of $8.1 million in fiscal 2004 and cash utilized of $41.0 million in fiscal 2003. The current year-over-year decrease in cash of $30.6 million was due, primarily, to (i) a $27.5 million decrease in net cash proceeds from the sale of short-term investments, (ii) a $6.8 million increase in other capital spending, exclusive of acquisitions, to $30.3 million from $23.5 million in the prior year, and (iii) a $2.6 million increase in cash utilized to fund acquisition activity (6 retail stores were acquired in the current year as compared to 4 retail stores acquired in the prior year). These cash decreases were partially offset by increases in (i) proceeds from the sale of retail stores ($3.5 million) and (ii) proceeds from the disposal of property, plant and equipment ($1.8 million). The current level of capital spending is principally attributable to (i) new store development and renovation, (ii) Company-wide technology initiatives, and (iii) improvements within the Company’s remaining manufacturing facilities. The Company anticipates that cash from operations will be sufficient to fund future capital expenditures.

        Net cash used in financing activities totaled $105.1 million in fiscal 2005 as compared to $161.0 million in fiscal 2004 and $61.1 million in fiscal 2003. The current year-over-year decrease of $55.9 million was the result of (i) a decrease of $106.2 million in dividends paid due, primarily, to a special, one-time cash dividend of $3.00 per common share paid in the prior year period, (ii) net borrowing activity under the Company’s revolving credit facility ($8.0 million), and (iii) an increase in net proceeds from the issuance of common stock ($1.1 million). These cash increases were partially offset by an increase in payments related to the acquisition of treasury stock ($56.0 million) and an increase in cash utilized in the repayment of outstanding debt ($3.7 million).

        On July 26, 2005, the Company declared a dividend of $0.18 per common share, payable on October 25, 2005 to shareholders of record as of October 11, 2005. The Company expects to continue to declare quarterly dividends for the foreseeable future.

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

        During fiscal years 2005, 2004 and 2003, the Company repurchased and/or retired the following shares of its common stock:

	2005(1)(3)	2004(1)	2003(2)
Common shares repurchased	2,410,400	1,004,445	1,457,000
Cost to repurchase common shares	$81,435,589	$39,094,203	$43,503,500
Average price per share	$33.79	$38.92	$29.86

(1)	The cost to repurchase shares in fiscal years 2005 and 2004 reflects $745,735 in common stock repurchases with a June 2004 trade date and a July 2004 settlement date.
(2)	The cost to repurchase shares in fiscal year 2003 excludes $7,197,165 in common stock repurchases with a June 2002 trade date and a July 2002 settlement date.
(3)	During fiscal 2005, the Company also retired 405,511 shares of common stock tendered upon the exercise of outstanding employee stock options. The value of such shares on the date redeemed was $12,173,440, representing an average price per share of $30.02.

        For each of the fiscal years presented above, the Company funded its purchases of treasury stock with existing cash on hand and cash generated through current period operations. The Board of Directors increased the then remaining share repurchase authorization to 2.5 million shares on April 27, 2004, and again to 2.0 million shares on November 16, 2004 and April 26, 2005. As of June 30, 2005, the Company had a remaining Board authorization to repurchase 2.0 million shares.

        Subsequent to June 30, 2005 and through September 9, 2005, the Company repurchased, in 17 separate open market transactions, an additional 1,140,000 million shares of its common stock at a total cost of $36.8 million, representing an average price per share of $32.28. As of September 9, 2005, the Company had a remaining Board authorization to repurchase 860,000 shares.

        As of June 30, 2005, aggregate scheduled maturities of long-term debt, including capital lease obligations, for each of the next five fiscal years are $0.2 million in fiscal 2006, $0.1 million in fiscal 2007, $0.1 million in fiscal 2008, $8.0 million in fiscal 2009, and $0.1 million in fiscal 2010. The balance of the Company’s long-term debt ($3.8 million) matures in fiscal years 2011 and thereafter. The Company believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements. As of June 30, 2005, the Company had working capital of $130.4 million and a current ratio of 1.97 to 1.

        The following table summarizes, as of June 30, 2005, the timing of cash payments related to the Company’s outstanding contractual obligations (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Long-term debt obligations	$ 12,492	$ 222	$ 78	$ 8,083	$ 4,109
Capital lease obligations	18	18	--	--	--
Operating lease obligations	173,897	30,317	50,059	35,349	58,172
Letters of credit	15,634	15,634	--	--	--
Purchase obligations (1)	--	--	--	--	--
Other long-term liabilities	417	42	92	66	217

Total contractual obligations	$202,458	$ 46,233	$ 50,229	$ 43,498	$ 62,498

(1)	For purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. While the Company is not a party to any significant long-term supply contracts or purchase commitments, the Company does, in the normal course of business, regularly initiate purchase orders for the procurement of (i) selected finished goods sourced from third-party vendors, (ii) lumber, fabric, leather and other raw materials used in production, and (iii) certain outsourced services. All purchase orders are based on current needs and are fulfilled by suppliers within short time periods. At any point in time, the Company’s open purchase orders with respect to such goods and services totals approximately $55.0 to $65.0 million.

        Further discussion of the Company’s contractual obligations associated with outstanding debt and lease arrangements can be found in Notes 7 and 8, respectively, to the Consolidated Financial Statements included under Item 8 of this Annual Report.

Off-Balance Sheet Arrangements and Other Commitments, Contingencies and Contractual Obligations

        Except as indicated below, the Company does not utilize or employ any off-balance sheet arrangements, including special-purpose entities, in operating its business. As such, the Company does not maintain any (i) retained or contingent interests, (ii) derivative instruments (other than as specified below), or (iii) variable interests which could serve as a source of potential risk to its future liquidity, capital resources and results of operations.

        On July 26, 2005, the Board of Directors of the Company authorized the issuance of up to $200.0 million in senior unsecured notes. The specific terms of the proposed notes, including the maturity and covenants of the notes and the related pricing, have not yet been determined, and closing of the issuance is subject to satisfactory determination thereof, changes in capital market conditions, material changes affecting the Company or its business or industry and other factors. In connection with the forecasted issuance of the proposed notes, the Company entered into 6 separate forward contracts to hedge the risk-free interest rate associated with $108.0 million of the related debt in order to minimize the negative impact of interest rate fluctuations on the Company’s earnings, cash flows and equity. The forward contracts were entered into with a major banking institution thereby minimizing the risk of credit loss. These hedging transactions were executed during July and August 2005 and, as such, have not been reflected in the Company’s financial position, results of operations or cash flows for the year ended June 30, 2005.

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

Retailer-Related Guarantees

        Ethan Allen Inc. has obligated itself, on behalf of one of its independent retailers, with respect to a $1.5 million credit facility (the “Retailer Credit Facility”) comprised of a $1.1 million revolving line of credit and a $0.4 million term loan. This obligation requires the Company, in the event of the retailer’s default under the Retailer Credit Facility, to repurchase the retailer’s inventory, applying such purchase price to the retailer’s outstanding indebtedness under the Retailer Credit Facility. The Company’s obligation remains in effect for the life of the term loan which expires in April 2008. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this obligation is limited to the amount outstanding under the Retailer Credit Facility at the time of default (subject to pre-determined lending limits based on the value of the underlying inventory) and, as such, is not an estimate of future cash flows. No specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this obligation, except to the extent that the Company maintains the right to take title to the repurchased inventory. Management anticipates that the repurchased inventory could subsequently be sold through the Company’s retail store network. As of June 30, 2005, the amount outstanding under the Retailer Credit Facility totaled approximately $1.0 million, of which $0.9 million was outstanding under the revolving credit line. Management expects that, based on the underlying creditworthiness of the respective retailer, this obligation will expire without requiring funding by the Company. However, in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, a liability has been established to reflect the Company’s non-contingent obligation under this arrangement as a result of modifications made to the Retailer Credit Facility subsequent to January 1, 2003. As of June 30, 2005, the carrying amount of such liability is less than $50,000.

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

        The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this indemnification agreement is indeterminable as no such tax liability currently exists. Further, the nature, extent and magnitude of any such tax liability arising in the future as a result of an adverse tax judgment or change in applicable tax law cannot be estimated with any reasonable certainty. It should be further noted that no recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this indemnification agreement. Management expects, based on its current understanding of the applicable tax laws and the existing legal structure of the joint venture, subject to future changes in applicable laws and regulations, this cross-indemnity agreement will expire without requiring funding by the Company. Accordingly, as of June 30, 2005, the carrying amount of the liability related to this indemnification agreement is zero.

Product Warranties

        The Company’s products, including its case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to five years and are provided based on terms that are generally accepted in the industry. All of the Company’s independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. The Company records provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and makes periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of the Company’s historical experience. The Company provides for such warranty issues as they become known and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company’s historical experience. As of June 30, 2005, the Company’s recorded product warranty liability totaled $1.4 million.

Impact of Inflation

        The Company does not believe that inflation has had a material impact on its profitability during the last three fiscal years. In the past, the Company has generally been able to increase prices or seek lower cost alternatives in order to offset increases in operating costs and effectively manage its working capital.

Income Taxes

        At June 30, 2005, the Company has, for federal income tax purposes, approximately $1.9 million of net operating loss carryforwards (“NOLs”). The Company’s utilization of these NOLs, which expire in 2022, is limited, pursuant to Section 381(c) of the Internal Revenue Code, based upon the separate earnings and/or eventual liquidation of the wholly-owned subsidiary to which the NOLs relate.

Business Outlook

        The Company has experienced inconsistent business activity throughout much of the last twelve months. During that time, macro-economic factors such as the ongoing war in Iraq, rising fuel prices, the threat of further interest rate increases, and recent declines in the stock markets, appear to have contributed to lower levels of consumer confidence and discretionary spending, particularly for home furnishings. In addition, the Company’s current year transition to everyday pricing in lieu of its historical periodic sale events, likely also had some effect on order trends as compared to prior periods. Despite these challenges, the Company believes it is well-positioned for the next phase of economic growth as a result of (i) its established brand, (ii) its comprehensive complement of home decorating solutions, and (iii) its vertically-integrated business model.

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

        The industry remains extremely competitive with domestic manufacturers facing increased pricing pressure as a result of the continued development of manufacturing capabilities in other countries, specifically within Asia. In response to these pressures, a large number of U.S. furniture manufacturers and retailers, including Ethan Allen, have increased their overseas sourcing activities in an attempt to maintain a competitive advantage and retain market share. At the present time, the Company manufactures and/or assembles approximately 65-70% of its products. Management of the Company continues to believe that a balanced approach to product sourcing, which includes the domestic manufacture of certain product offerings coupled with the import of other selected products, provides the greatest degree of flexibility and is the most effective approach to ensuring that acceptable levels of quality, service and value are attained.

        Further discussion of the specific issues facing the home furnishings industry has been included under Item I of this Annual Report.

Recent Accounting Pronouncements

        In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Accordingly, the Company will adopt the provisions of SFAS No. 154, as applicable, on July 1, 2006.

        In June 2005, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“Issue 05-6”). The provisions of Issue 05-6 require that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The consensus is to be applied prospectively to leasehold improvements acquired subsequent to June 29, 2005. The Company does not believe that the adoption of Issue 05-6 will have a material effect on its financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        The Company is exposed to interest rate risk primarily through its borrowing activities. The Company’s policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements and long-term debt is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. As of June 30, 2005, the Company had no debt instruments outstanding with variable interest rates.

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

        Historically, the Company has not entered into financial instrument, including derivative, transactions for trading or other speculative purposes or to manage interest rate or currency exposure. However, on July 26, 2005, the Board of Directors authorized the issuance of up to $200.0 million in senior unsecured notes. The specific terms of the proposed notes, including the maturity and covenants of the notes and the related pricing, have not yet been determined, and closing of the issuance is subject to satisfactory determination thereof, changes in capital market conditions, material changes affecting the Company or its business or industry and other factors.

        In connection with the forecasted issuance of the proposed notes, the Company entered into 6 separate forward contracts to hedge the risk-free interest rate associated with $108.0 million of the related debt in order to minimize the negative impact of interest rate fluctuations on the Company’s earnings, cash flows and equity. The forward contracts were entered into with a major banking institution thereby minimizing the risk of credit loss. These hedging transactions were executed during July and August 2005 and, as such, have not been reflected in the Company’s financial position, results of operations or cash flows for the year ended June 30, 2005.

Item 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements and Supplementary Data are listed under Item 15 of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ethan Allen Interiors Inc.:

We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and Subsidiaries (the “Company”) as of June 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2005. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Ethan Allen Interiors Inc. and Subsidiaries maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethan Allen Interiors Inc. and Subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, management’s assessment that Ethan Allen Interiors Inc. and Subsidiaries maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Ethan Allen Interiors Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/	KPMG LLP

Stamford, Connecticut
September 8, 2005

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2005 and 2004
(In thousands, except share data)

	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$3,448	$27,528
Accounts receivable, less allowance for doubtful accounts of $2,102 at June 30, 2005 and $2,194 at June 30, 2004	28,019	26,967
Inventories (note 4)	186,479	186,895
Prepaid expenses and other current assets	37,084	28,166
Deferred income taxes (note 12)	9,359	28,905

Total current assets	264,389	298,461

Property, plant and equipment, net (note 5)	275,211	277,437
Goodwill and other intangible assets (notes 3 and 6)	82,897	80,038
Other assets	5,889	2,431

Total assets	$628,386	$658,367

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt and capital lease obligations (notes 7 and 8)	$240	$4,712
Customer deposits	53,654	56,026
Accounts payable	19,352	22,222
Accrued compensation and benefits	29,916	27,950
Accrued expenses and other current liabilities	30,804	25,779

Total current liabilities	133,966	136,689

Long-term debt (note 7)	12,270	4,509
Other long-term liabilities	12,445	9,781
Deferred income taxes (note 12)	35,637	51,248

Total liabilities	194,318	202,227

Shareholders' equity (notes 9, 10, 11 and 15):
Class A common stock, par value $.01, 150,000,000 shares authorized, 46,585,896 shares issued at June 30, 2005 and 45,812,032 shares issued at June 30, 2004	466	458
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at June 30, 2005 and June 30, 2004	--	--
Preferred stock, par value $.01, 1,055,000 shares authorized, no shares issued and outstanding at June 30, 2005 and 2004	--	--
Additional paid-in capital	302,620	289,707

	303,086	290,165
Less:
Treasury stock (at cost), 12,071,866 shares at June 30, 2005 and 9,255,955 shares at June 30, 2004	(337,635)	(244,026)

Retained earnings	467,566	409,401
Accumulated other comprehensive income	1,051	600

Total shareholders' equity	434,068	456,140

Total liabilities and shareholders' equity	$628,386	$658,367

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended June 30, 2005, 2004 and 2003
(In thousands, except per share data)

	2005	2004	2003

Net sales	$949,012	$955,107	$907,264
Cost of sales	487,958	494,072	457,924

Gross profit	461,054	461,035	449,340

Operating expenses:
Selling	184,310	176,859	178,615
General and administrative	147,985	145,252	138,137
Restructuring and impairment charge, net (note 3)	(219)	12,520	13,131

Total operating expenses	332,076	334,631	329,883

Operating income	128,978	126,404	119,457

Interest and other miscellaneous income, net	1,203	3,332	1,162

Interest and other related financing costs	761	641	645

Income before income taxes	129,420	129,095	119,974

Income tax expense (note 12)	50,082	49,617	45,350

Net income	$79,338	$79,478	$74,624

Per share data (notes 10, 11 and 17):

Net income per basic share	$2.24	$2.14	$1.98

Basic weighted average common shares	35,400	37,179	37,607

Net income per diluted share	$2.19	$2.08	$1.93

Diluted weighted average common shares	36,193	38,295	38,569

Dividends declared per common share	$0.60	$3.40	$0.25

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003
Operating activities:
Net income	$79,338	$79,478	$74,624
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	21,338	21,854	21,634
Restructuring and impairment charge, net	(219)	8,007	8,792
Compensation expense (benefit) related to
restricted stock award	327	254	(335)
Provision for deferred income taxes	3,935	121	4,290
Gain on disposal of property, plant and
equipment	(110)	(1,452)	(1)
Gain on sale of retail stores	(1,384)	--	--
Other	(19)	5	(58)
Change in operating assets and liabilities,
net of the effects of acquired and divested
businesses:
Accounts receivable	(1,614)	(1,156)	5,891
Inventories	757	13,168	(13,970)
Prepaid and other current assets	(5,377)	4,782	(7,771)
Other assets	(3,155)	1,395	219
Customer deposits	(3,690)	(1,120)	8,066
Income taxes and accounts payable	4,829	(149)	(6,130)
Accrued expenses	5,637	963	3,874
Other liabilities	2,742	(118)	2,231

Net cash provided by operating activities	103,335	126,032	101,356

Investing activities:
Purchases of short-term investments	(12,000)	(37,500)	(52,150)
Proceeds from sale of short-term investments	12,000	65,000	45,650
Proceeds from the disposal of property, plant
and equipment	7,628	5,796	5,040
Proceeds from the sale of retail stores	3,529	--	--
Capital expenditures	(30,301)	(23,534)	(28,449)
Acquisitions	(4,080)	(1,442)	(11,332)
Other	711	(267)	262

Net cash provided by (used in) investing
activities	(22,513)	8,053	(40,979)

Financing activities:
Borrowings on revolving credit facility	15,500	--	--
Payments on revolving credit facility	(7,500)	--	--
Payments on long-term debt and capital leases	(4,716)	(1,027)	(3,528)
Purchases and other retirements of company stock	(94,355)	(38,348)	(50,700)
Net proceeds from issuance of common stock	5,641	4,547	2,219
Payment of deferred financing costs	--	(349)	--
Payment of cash dividends	(19,625)	(125,783)	(9,066)

Net cash used in financing activities	(105,055)	(160,960)	(61,075)

Effect of exchange rate changes on cash	153	47	366
Net decrease in cash and cash equivalents	(24,080)	(26,828)	(332)
Cash and cash equivalents - beginning of year	27,528	54,356	54,688

Cash and cash equivalents - end of year	$3,448	$27,528	$54,356

Supplemental cash flow information:
Net income taxes (received) paid	$44,135	$41,193	$44,596
Interest paid	550	510	508

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
For the Years Ended June 30, 2005, 2004 and 2003
(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balance at June 30, 2002	$453	$277,694	$(161,428)	$--	$391,450	$508,169
Issuance of 196,206 shares of common stock upon the exercise of stock options and restricted stock award compensation (notes 9 and 11)	1	1,883	--	--	--	1,884
Purchase/retirement of 1,457,000 shares of company stock (note 9)	--	--	(43,503)	--	--	(43,503)
Tax benefit associated with exercise of employee stock options	--	1,536	--	--	--	1,536
Dividends declared on common stock	--	--	--	--	(9,395)	(9,395)
Charge for early vesting of stock options	--	27	--	--	--	27
Other comprehensive income (note 15)	--	--	--	580	--	580
Net income	--	--	--	--	74,624	74,624

Total comprehensive income						75,204

Balance at June 30, 2003	454	281,140	(204,931)	580	456,679	533,922

Issuance of 362,946 shares of common stock upon the exercise of stock options and restricted stock award compensation (notes 9 and 11)	4	4,797	--	--	--	4,801
Purchase/retirement of 1,044,445 shares of company stock (note 9)	--	--	(39,095)	--	--	(39,095)
Tax benefit associated with exercise of employee stock options	--	3,750	--	--	--	3,750
Dividends declared on common stock	--	--	--	--	(126,756)	(126,756)
Charge for early vesting of stock options	--	20	--	--	--	20
Other comprehensive income (note 15)	--	--	--	20	--	20
Net income	--	--	--	--	79,478	79,478

Total comprehensive income						79,498

Balance at June 30, 2004	458	289,707	(244,026)	600	409,401	456,140
Issuance of 773,864 shares of common stock upon the exercise of stock options and restricted stock award compensation (notes 9 and 11)	8	5,960	--	--	--	5,968
Purchase/retirement of 2,815,911 shares of company stock (note 9)	--	--	(93,609)	--	--	(93,609)
Tax benefit associated with exercise of employee stock options	--	6,953	--	--	--	6,953
Dividends declared on common stock	--	--	--	--	(21,173)	(21,173)
Other comprehensive income (note 15)	--	--	--	451	--	451
Net income	--	--	--	--	79,338	79,338

Total comprehensive income						79,789

Balance at June 30, 2005	$466	$302,620	$(337,635)	$1,051	$467,566	$434,068

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005, 2004 and 2003
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

Nature of Operations

The Company, through its wholly-owned subsidiary, is a leading manufacturer and retailer of quality home furnishings and accessories, selling a full range of products through an exclusive network of 313 retail stores, of which 126 are Ethan Allen-owned and operated and 187 are independently-owned and operated. Nearly all of the Company’s retail stores are located in the United States, with the remaining stores located in Canada. The majority of the independently-owned stores are also located in the United States, with the remaining stores located throughout Asia, the Middle East, Canada, Mexico, Europe, Africa and the West Indies. Ethan Allen has 12 manufacturing facilities, 2 of which include separate sawmill operations, located throughout the United States.

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

Incentive payments received from landlords are recorded as deferred lease incentives and are amortized over the underlying lease term on a straight-line basis as a reduction of rent expense. When the terms of an operating lease provide for periods of free rent, rent concessions, and/or rent escalations, the Company establishes a deferred rent liability for the difference between the scheduled rent payment and the straight-line rent expense recognized. This deferred rent liability is also amortized over the underlying lease term on a straight-line basis as a reduction of rent expense.

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

Goodwill and Other Intangible Assets

The Company’s intangible assets are accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and are comprised, primarily, of goodwill, which represents the excess of cost over the fair value of net assets acquired, product technology, and trademarks. In re-assessing the useful lives of its goodwill and other intangible assets upon adoption of the standard, the Company determined these assets to have indefinite useful lives. Accordingly, amortization of these assets ceased on that date. Prior to July 1, 2001, these assets were amortized on a straight-line basis over forty years.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards.

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

Shipping and Handling Costs

Ethan Allen’s policy is to sell its products at the same delivered cost to all retailers nationwide, regardless of shipping point. Costs incurred to deliver finished goods to the consumer are expensed and recorded in selling, general and administrative expenses. Shipping and handling costs amounted to $75.2 million, $71.6 million, and $67.6 million for fiscal years 2005, 2004, and 2003, respectively.

Advertising Costs

Advertising costs are expensed when first aired or distributed. Total advertising costs incurred by the Company in fiscal years 2005, 2004 and 2003, amounted to $30.5 million, $30.5 million, and $42.8 million, respectively. These amounts are presented net of income received by Ethan Allen under its agreement with the third-party financial institution responsible for administering its consumer finance programs. Prepaid advertising costs at June 30, 2005 and 2004 totaled $5.0 million and $7.2 million, respectively.

Earnings Per Share

The Company computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that the weighted average outstanding shares are adjusted to include the effects of converting all potentially dilutive stock options and awards issued under the Company’s employee stock plans (see Note 10).

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

	Fiscal Year Ended June 30,
	2005	2004	2003

Net income as reported	$79,338	$79,478	$74,624

Add: Stock-based employee compensation expense (benefit) included in reported net income, net of related tax effects	200	156	(208)
Deduct: Stock-based employee compensation expense determined under the fair-value based method for all awards granted since July 1, 1995, net of related tax effects	(6,891)	(5,077)	(2,768)

Pro forma net income	$72,647	$74,558	$71,648

Earnings per share:
Basic - as reported	$2.24	$2.14	$1.98
Basic - pro forma	$2.05	$2.01	$1.91

Diluted - as reported	$2.19	$2.08	$1.93
Diluted - pro forma	$2.01	$1.96	$1.87

Note: The Company employs the Black-Scholes option-pricing model for purposes of estimating the fair value of stock options granted. See Note 11 for a further discussion of SFAS No. 123.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which replaces SFAS No. 123 and supercedes APB No. 25, requiring compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. Statement 123(R) was effective for the Company as of July 1, 2005. In addition, in March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107, which was effective upon issuance and provides the Staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

The Company continues to evaluate the provisions of Statement 123(R) and SAB 107 in order to determine, among other things, the fair value method to be used to measure compensation expense and the appropriate assumptions to include in the fair value model. Some of this information, however, such as the level of share-based payments to be granted in future years, is unknown at this time. Still, based on its initial review of this authoritative guidance, and considering the provisions of existing employment agreements and the recent historical levels of share-based payments granted to individuals other than Mr. Kathwari, the Company’s President and Chief Executive Officer (whose outstanding unvested options vest on August 1, 2005 and are described further in Note 11), the Company does not believe that the impact of adoption will have a material effect on its financial position, results of operations or cash flows.

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

Derivative Instruments

The Company adopted SFAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 138, which later amended Statement 133, in fiscal 2001. Upon review of its contracts as of June 30, 2005, the Company has determined that it has no derivative instruments as defined under these standards.

New Accounting Standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Accordingly, the Company will adopt the provisions of SFAS No. 154, as applicable, on July 1, 2006.

In June 2005, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“Issue 05-6”). The provisions of Issue 05-6 require that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company does not believe that the adoption of Issue 05-6 will have a material effect on its financial position, results of operations or cash flows.

(2)       Restructuring and Impairment Charge

In recent years, the Company has developed, announced and executed plans to consolidate its manufacturing operations as part of an overall strategy to maximize production efficiencies and maintain its competitive advantage.

In the fourth quarter of fiscal 2004, the Company announced a plan to close and consolidate two of its manufacturing facilities. The plants, both involved in the production of wood case goods furniture, were located in Boonville, New York and Bridgewater, Virginia. The plant closures resulted in a headcount reduction totaling approximately 460 employees: 270 employees effective June 25, 2004, and 190 employees throughout the first quarter of fiscal 2005. A pre-tax restructuring and impairment charge of $12.8 million was recorded for costs associated with these plant closings, of which $4.5 million was related to employee severance and benefits and other plant exit costs, and $8.3 million was related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities. During the first six months of fiscal 2005, the final cash payments related to these plant closings were made. In addition, adjustments totaling $0.2 million were recorded to reverse the remaining previously established accruals which were no longer deemed necessary.

In the third quarter of fiscal 2003, the Company announced a plan to close three of its smaller manufacturing facilities. Closure of these facilities resulted in a headcount reduction totaling approximately 580 employees: 340 employees effective April 21, 2003, and 240 employees throughout the last quarter of fiscal 2003 and the first quarter of fiscal 2004. A pre-tax restructuring and impairment charge of $13.4 million was recorded for costs associated with these plant closings, of which $4.5 million related to employee severance and benefits and other plant exit costs, and $8.9 million related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities. During the first quarter of fiscal 2004, adjustments totaling $0.2 million were recorded to reverse certain of these previously established accruals which were no longer required.

As of June 30, 2005, all related accruals have been reduced to zero. In addition, total impairment charges of $17.2 million ($8.3 million and $8.9 million in 2004 and 2003, respectively) have been recorded to reduce certain property, plant and equipment to net realizable value.

(3)       Business Acquisitions

During fiscal 2005, the Company acquired, in three separate transactions, six Ethan Allen retail stores from independent retailers for total consideration of approximately $4.6 million. As a result of these acquisitions, the Company (i) recorded additional inventory of $3.2 million and other assets of $0.6 million, and (ii) assumed customer deposits of $1.7 million and other liabilities of $0.1 million. Goodwill associated with these acquisitions totaled $2.6 million and represents the premium paid to the sellers related to the acquired businesses (i.e. market presence) and other fair value adjustments to the assets acquired and liabilities assumed.

Further discussion of the Company’s intangible assets can be found in Note 6.

A summary of the Company’s allocation of purchase price in each of the last three fiscal years is provided below (in thousands):

	Fiscal Year Ended June 30,
	2005	2004	2003

Nature of acquisition	6 stores	4 stores	16 stores
Total consideration	$4,642	$2,070	$11,952
Assets acquired and liabilities assumed:
Inventory	3,194	1,851	10,095
PP&E and other assets	614	530	5,109
Customer deposits	(1,735)	(1,207)	(4,907)
Third-party debt	--	--	(4,300)
A/P and other liabilities	(25)	(121)	(2,938)

Goodwill	$2,594	$1,017	$8,893

(4)      Inventories

Inventories at June 30 are summarized as follows (in thousands):

	2005	2004

Finished goods	$149,322	$148,240
Work in process	8,437	10,840
Raw materials	28,720	27,815

	$186,479	$186,895

Inventories are presented net of a related valuation allowance of $2.7 million and $3.2 million at June 30, 2005 and 2004, respectively.

(5)      Property, Plant and Equipment

Property, plant and equipment at June 30 are summarized as follows (in thousands):

	2005	2004

Land and improvements	$57,972	$52,863
Buildings and improvements	232,453	237,586
Machinery and equipment	137,390	137,996

	427,815	428,445
Less: accumulated depreciation and amortization	(152,604)	(151,008)

	$275,211	$277,437

(6)      Goodwill and Other Intangible Assets

As of June 30, 2005, the Company had goodwill, including product technology, of $63.2 million and other identifiable intangible assets of $19.7 million. Comparable balances as of June 30, 2004 were $60.3 million and $19.7 million, respectively.

Goodwill in the wholesale and retail segments was $27.5 million and $35.7 million, respectively, at June 30, 2005 and $27.5 million and $32.8 million, respectively, at June 30, 2004. The wholesale segment, at both dates, includes additional intangible assets of $19.7 million. These assets represent Ethan Allen trade names which are considered to have indefinite useful lives.

In accordance with SFAS No. 142, the Company does not amortize goodwill and other intangible assets but, rather, evaluates such assets for impairment on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of the goodwill or other intangible asset may exceed its fair value. The Company conducts its required annual impairment test during the fourth quarter of each fiscal year. No impairment losses have been recorded on the Company’s goodwill or other intangible assets as a result of applying the provisions of Statement 142.

(7)       Borrowings

Total debt obligations at June 30 consist of the following (in thousands):

	2005	2004
Industrial revenue bonds	$3,855	$8,455
Other debt and capital lease obligations	8,655	766

Total debt	12,510	9,221
Less: current maturities and short- term capital lease obligations	240	4,712

Long-term debt	$12,270	$4,509

In June 2004, the Company entered into a five-year, $100.0 million unsecured revolving credit facility, (the “Credit Agreement”) with J.P. Morgan Chase Bank, as administrative agent, Bank of America, N.A., as syndication agent, and SunTrust Bank and Wachovia Bank, N.A., as co-documentation agents. The Credit Agreement includes an accordion feature, providing an additional $50.0 million of liquidity if needed, as well as sub-facilities for trade and standby letters of credit of $50.0 million and swingline loans of $3.0 million. Interest is charged on revolving loans under the Agreement at J.P. Morgan Chase Bank’s Alternate Base Rate (as defined), or adjusted LIBOR plus either (i) 0.50% (on a first-drawn basis for borrowings up to 50% of the facility), or (ii) 0.625% (on a fully-drawn basis for borrowings in excess of 50% of the facility), and is subject to adjustment arising from changes in the credit rating of Ethan Allen’s senior unsecured debt. The Credit Agreement provides for the payment of a commitment fee equal to 0.125% per annum on the average daily, unused amount of the revolving credit commitment. The Company is also required to pay a fee equal to 0.625% per annum on the average daily letters of credit outstanding.

At June 30, 2005, the Company had $8.0 million in revolving loans and $15.6 million in trade and standby letters of credit outstanding under the Credit Agreement. Remaining available borrowing capacity under the Credit Agreement was $76.4 million at that date. For fiscal years ended June 30, 2005, 2004 and 2003, the weighted-average interest rates applicable under the Company’s revolving credit facility were 5.95%, 4.19% and 4.49%, respectively.

The Credit Agreement also contains various covenants which limit the ability of the Company and its subsidiaries to: incur debt; engage in mergers and consolidations; make restricted payments; sell certain assets; make investments; and issue stock. The Company is also required to meet certain financial covenants including fixed charge coverage and leverage ratios. As of June 30, 2005, the Company had satisfactorily complied with all such covenants.

In July 2005, the Company replaced the Credit Agreement with a new five-year, $200.0 million unsecured revolving credit facility and received authorization from its Board of Directors to issue up to $200.0 million in senior unsecured notes. Further discussion of both of these matters can be found in Note 18.

The majority of the Company’s remaining debt is related to industrial revenue bonds which were issued to finance capital improvements at the Ethan Allen Hotel and Conference Center, which is adjacent to the Company’s corporate headquarters in Danbury, Connecticut. These bonds bear interest at a fixed rate of 7.50% and have a remaining maturity of 6 years.

The Company has loans outstanding in the aggregate amount of approximately $0.6 million related to the modernization of its Beecher Falls, Vermont manufacturing facility. These loans bear interest at fixed rates ranging from 3.00% to 5.50% and have remaining maturities of 1 to 22 years. The loans have a first and second lien in respect of equipment financed by such loans and a first and second mortgage interest in respect of the building, the construction of which was also financed by such loans.

The Company assumed $4.3 million in third-party debt in connection with its acquisition of 16 retail stores during fiscal 2003. This debt was in the form of a line of credit, a mortgage on an existing retail store location and, to a lesser extent, obligations under certain capital leases. As of June 30, 2005, $4.2 million of this amount had been repaid. The remaining outstanding balance relates to the aforementioned capital lease obligations.

Aggregate scheduled maturities of long-term debt for each of the five fiscal years subsequent to June 30, 2005, and thereafter are as follows (in thousands):

Fiscal Year Ended June 30:

2006	$240
2007	38
2008	40
2009	8,041
2010	42
Subsequent to 2010	4,109

Total debt payments	$12,510

(8)      Leases

Ethan Allen leases real property and equipment under various operating lease agreements expiring through 2029. Leases covering retail store locations and equipment may require, in addition to stated minimums, contingent rentals based on retail sales or equipment usage. Generally, the leases provide for renewal for various periods at stipulated rates.

Future minimum payments by year, and in the aggregate, under non-cancelable operating leases consisted of the following at June 30, 2005 (in thousands):

Fiscal Year Ended June 30:

2006	$30,317
2007	26,651
2008	23,408
2009	18,629
2010	16,720
Subsequent to 2010	58,172

Total minimum lease payments	$173,897

The above amounts will be offset in the aggregate by minimum future rentals from subleases of $15.4 million.

Total rent expense for each of the past three fiscal years ended June 30 was as follows (in thousands):

	2005	2004	2003
Basic rentals under operating leases	$31,329	$29,361	$26,722
Contingent rentals under operating leases	654	796	691

	31,983	30,157	27,413
Less: sublease rent	(3,812)	(2,926)	(2,269)

Total rent expense	$28,171	$27,231	$25,144

As of June 30, 2005 and 2004, deferred rent credits totaling $7.9 million and $7.2 million, respectively, and deferred lease incentives totaling $4.0 million and $1.9 million, respectively, are reflected in the Consolidated Balance Sheets. These amounts are amortized over the respective underlying lease terms on a straight-line basis as a reduction of rent expense.

(9)      Shareholders’ Equity

The Company’s authorized capital stock consists of (a) 150,000,000 shares of Common Stock, par value $.01 per share, (b) 600,000 shares of Class B Common Stock, par value $.01 per share, and (c) 1,055,000 shares of Preferred Stock, par value $.01 per share, of which (i) 30,000 shares have been designated Series A Redeemable Convertible Preferred Stock, (ii) 30,000 shares have been designated Series B Redeemable Convertible Preferred Stock, (iii) 155,010 shares have been designated as Series C Junior Participating Preferred Stock, and (iv) the remaining 839,990 shares may be designated by the Board of Directors with such rights and preferences as they determine (all such preferred stock, collectively, the “Preferred Stock”). Shares of Class B Common Stock are convertible to shares of the Company’s Common Stock upon the occurrence of certain events or other specified conditions being met. As of June 30, 2005 and 2004, there were no shares of Preferred Stock or Class B Common Stock issued or outstanding.

On November 21, 2002, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 2.0 million shares of its common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. Subsequent to that date, the Board of Directors has increased the then remaining authorization as follows: from 904,755 shares to 2.5 million shares on April 27, 2004; from 753,600 shares to 2.0 million shares on November 16, 2004; and from 691,100 shares to 2.0 million shares on April 26, 2005. The Company also retires shares of unvested restricted stock and, prior to June 30, 2002, repurchased shares of common stock from terminated or retiring employee’s accounts in the Ethan Allen Retirement Savings Plan.

All of the Company’s common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity. During fiscal years 2005, 2004 and 2003, the Company repurchased and/or retired the following shares of its common stock:

	2005(1)(3)	2004(1)	2003(2)
Common shares repurchased	2,410,400	1,004,445	1,457,000
Cost to repurchase common shares	$81,435,589	$39,094,203	$43,503,500
Average price per share	$33.79	$38.92	$29.86

(1)	The cost to repurchase shares in fiscal years 2005 and 2004 reflects $745,735 in common stock repurchases with a June 2004 trade date and a July 2004 settlement date.
(2)	The cost to repurchase shares in fiscal years 2003 excludes $7,197,165 in common stock repurchases with a June 2002 trade date and a July 2002 settlement date.
(3)	During fiscal 2005, the Company also retired 405,511 shares of common stock tendered upon the exercise of outstanding employee stock options. The value of such shares on the date redeemed was $12,173,440, representing an average price per share of $30.02.

For each of the fiscal years presented above, the Company funded its purchases of treasury stock with existing cash on hand and cash generated through current period operations. As of June 30, 2005, the Company had a remaining Board authorization to repurchase 2.0 million shares.

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

The Rights Plan provides for adjustment to the number of Rights which accompanies each share of the Company’s common stock (whether then outstanding or thereafter issued) upon the occurrence of various events after July 10, 1996, including stock splits. The Company effected a 2-for-1 stock split on September 3, 1997 and a 3-for-2 stock split on May 24, 1999. Accordingly, at June 20, 2005, each share of the Company’s common stock was accompanied by one-third of one Right.

(10)      Earnings per Share

The following table sets forth the calculation of weighted average shares for the fiscal years ended June 30 (in thousands):

	2005	2004	2003
Weighted average common shares outstanding
for basic calculation	35,400	37,179	37,607
Effect of dilutive stock options and awards	793	1,116	962

Weighted average common shares outstanding, adjusted for diluted calculation	36,193	38,295	38,569

In 2005, 2004 and 2003, stock options to purchase 778,458, 63,756 and 71,781 shares, respectively, had exercise prices that exceeded the average market price for each corresponding period. These options have been excluded from the respective diluted earnings per share calculation as their impact is anti-dilutive.

(11)      Employee Stock Plans

The Company has 6,320,139 shares of Common Stock reserved for issuance pursuant to the following stock-based compensation plans:

1992 Stock Option Plan

The Plan provides for the grant of non-compensatory stock options to eligible employees and non-employee directors. Stock options granted under the Plan are non-qualified under Section 422 of the Internal Revenue code and allow for the purchase of shares of the Company’s Common Stock. The Plan also provides for the issuance of stock appreciation rights (“SARs”) on issued options, however, no SARs have been issued as of June 30, 2005. The awarding of such options is determined by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer. Options awarded are exercisable at the market value of the Company’s Common Stock at the date of grant and vest ratably over a four-year period for awards to employees and a two-year period for awards to independent directors.

Mr. Kathwari, the Company’s President and Chief Executive Officer, entered into a new employment agreement with the Company dated August 1, 2002 (the “2002 Employment Agreement”). This agreement was effective as of July 1, 2002 and served to supercede all terms and conditions set forth in his previous employment agreement dated July 1, 1997, which expired on June 30, 2002 (the “1997 Employment Agreement”). Pursuant to the terms of the 2002 Employment Agreement, Mr. Kathwari was awarded, on August 1, 2002, August 1, 2003, and August 1, 2004, options to purchase 600,000, 400,000 and 200,000 shares, respectively, of the Company’s Common Stock. These options were issued at exercise prices of $31.02, $35.53, and $37.15 per share, respectively, (the price of a share of the Company’s Common Stock on the New York Stock Exchange as of such dates). The 2002 grant vests ratably over a three-year period, while the fiscal 2003 grant vests ratably over a two-year period, and the 2004 grant vests ratably over a one-year period.

The maximum number of shares of Common Stock reserved for issuance under the 1992 Stock Option Plan is 5,490,597 shares.

In connection with the 1992 Stock Option Plan, the following two stock award plans have also been established:

Restricted Stock Award

In connection with the 2002 Employment Agreement, Mr. Kathwari is entitled to receive, as of August 1, 2002 and for each successive year through August 1, 2004, an annual award of 10,500 shares of restricted stock, with vesting based on the performance of the Company’s stock price during the three-year period subsequent to grant as compared to the Standard and Poor’s 500 index. As of June 30, 2005, Mr. Kathwari has not been deemed vested in any of these shares.

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

Stock option activity during fiscal years 2005, 2004 and 2003 was as follows:

Number of Shares
1992 Stock Option Plan
Options Outstanding - June 30, 2002	3,266,981
Granted in 2003	694,800
Exercised in 2003	(187,896)
Canceled in 2003	(59,780)

Options Outstanding - June 30, 2003	3,714,105
Granted in 2004	474,200
Exercised in 2004	(349,844)
Canceled in 2004	(48,470)

Options Outstanding - June 30, 2004	3,789,991
Granted in 2005	266,025
Exercised in 2005	(774,276)
Canceled in 2005	(21,733)

Options Outstanding - June 30, 2005	3,260,007

        The following table summarizes the stock awards outstanding and exercisable at June 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted Average
Exercise Price Range	Number	Remaining Life (in years)	Exercise Price	Number	Weighted Average Exercise Price

$ 6.33 to 18.21	35,900	1.7	$15.02	35,900	$15.02
21.17 to 25.00	873,814	2.5	21.63	873,814	21.63
26.25 to 28.31	810,610	2.4	27.47	809,763	27.47
29.23 to 35.53	1,232,177	7.5	32.53	723,227	32.29
37.15 to 41.59	307,506	8.6	38.21	55,754	39.53

	3,260,007	4.9	$28.69	2,498,458	$26.91

As stated in Note 1, the Company employs the intrinsic value recognition and measurement provisions of APB No. 25 in accounting for stock-based compensation. However, in complying with the disclosure provisions of SFAS No. 123, the Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The per share weighted average fair value of stock options granted during fiscal years 2005, 2004 and 2003 was $15.02, $17.45, and $15.94, respectively.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions: weighted average risk-free interest rates of 4.32%, 4.19%, and 4.26% for fiscal years 2005, 2004 and 2003, respectively; dividend yields of 1.69%, 1.11%, and 0.83% for fiscal years 2005, 2004 and 2003, respectively; expected volatility factors of 38.7%, 43.1%, and 44.3% for fiscal years 2005, 2004 and 2003, respectively; and expected lives of 8.0 years, 8.4 years and 8.5 years for fiscal 2005, 2004, and 2003, respectively.

The table located in Note 1 illustrates the effect on net income and earnings per share as if the fair value recognition and measurement provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in each period.

(12)      Income Taxes

Total income taxes were allocated as follows for the fiscal years ended June 30 (in thousands):

	2005	2004	2003

Income from operations	$50,082	$49,617	$45,350
Shareholders' equity	(6,953)	(3,750)	(1,536)

Total	$43,129	$45,867	$43,814

The income taxes credited to shareholders’ equity relate to the tax benefit arising from the exercise of employee stock options.

Income tax expense (benefit) attributable to income from operations consists of the following for the fiscal years ended June 30 (in thousands):

	2005	2004	2003
Current:
Federal	$39,423	$42,997	$35,909
State	6,724	6,500	5,152

Total current	46,147	49,497	41,061

Deferred:
Federal	3,445	132	3,934
State	490	(12)	355

Total deferred	3,935	120	4,289

Income tax expense	$50,082	$49,617	$45,350

The following is a reconciliation of expected income tax expense (computed by applying the federal statutory income tax rate to income before taxes) to actual income tax expense (in thousands):

	2005		2004		2003

Expected income tax expense	$45,297	35.0%	$45,137	35.0%	$41,956	35.0%
State income taxes, net of federal income tax benefit	4,918	3.8%	4,213	3.2%	3,211	2.6%
Other, net	(133)	(0.1)%	267	0.2%	183	0.2%

Actual income tax expense	$50,082	38.7%	$49,617	38.4%	$45,350	37.8%

The significant components of the deferred tax expense (benefit) are as follows (in thousands):

	2005	2004	2003

Deferred tax expense (benefit)	$2,858	$(1,229)	$2,833
Utilization of net operating loss carryforwards	1,077	1,349	1,456

Total deferred tax expense (benefit)	$3,935	$120	$4,289

The tax effects of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows at June 30 (in thousands):

	2005	2004
Deferred tax assets:
Accounts receivable	$817	$960
Inventories	--	3,744
Employee compensation accruals	8,091	7,603
Restructuring accruals	--	9,057
Other accrued liabilities	648	3,015
Deferred rent credits	4,450	3,123
Net operating loss carryforwards	667	1,744
Tax credit carryforwards	206	635

Total deferred tax asset	14,879	29,881

Deferred tax liabilities:
Inventories	1,007	--
Property, plant and equipment	17,691	26,348
Intangible assets other than goodwill	17,857	14,525
Non-deductible temporary differences arising as a result of Section 481a changes in accounting methods	889	7,719
Other	3,713	3,632

Total deferred tax liability	41,157	52,224

Net deferred tax liability	$26,278	$22,343

The deferred income tax balances are classified in the Consolidated Balance Sheets as follows at June 30 (in thousands):

	2005	2004

Current assets	$10,366	$26,026
Non-current assets	4,513	3,855
Current liabilities	1,007	--
Non-current liabilities	40,150	52,224

Total net deferred tax liability	$26,278	$22,343

Note:	Current assets and current liabilities and non-current assets and non-current liabilities have been presented net in the Consolidated Balance Sheets.

At June 30, 2005, the Company has, for federal income tax purposes, approximately $1.9 million of net operating loss carryforwards (“NOLs”). The Company’s utilization of these remaining NOLs, which expire in 2022, is limited, pursuant to Section 381(c) of the Internal Revenue Code, based upon the separate earnings and/or eventual liquidation of the wholly-owned subsidiary to which the NOLs relate.

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

Ethan Allen may, at its discretion, make a matching contribution to the 401(k) portion of the Savings Plan on behalf of each participant, provided the contribution does not exceed the lesser of 50% of the participant’s contribution or $1,300 per participant per Savings Plan year. Total profit sharing and 401(k) Company match expense amounted to $4.0 million in 2005, $3.7 million in 2004, and $3.9 million in 2003.

Other Retirement Plans and Benefits

Ethan Allen provides additional benefits to selected members of senior and middle management in the form of previously entered deferred compensation arrangements and a management cash bonus and other incentive programs. The total cost of these benefits was $3.0 million, $3.2 million, and $3.3 million in 2005, 2004 and 2003, respectively.

(14)      Litigation

The Company and its subsidiaries are subject to various environmental laws and regulations. Under these laws, the Company and/or its subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials.

As of June 30, 2005, the Company and/or its subsidiaries has been named as a potentially responsible party (“PRP”) with respect to the remediation of four active sites currently listed, or proposed for inclusion, on the National Priorities List (“NPL”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (“CERCLA”). The sites are located in Lyndonville, Vermont; Southington, Connecticut; High Point, North Carolina; and Atlanta, Georgia.

With respect to the Lyndonville, Vermont site, the Company has substantially resolved its liability by completing remedial construction activities. The

Company continues to work with the U.S. Environmental Protection Agency (“EPA”) and has obtained a certificate of construction completion, subject to certain limited conditions. The Company does not anticipate incurring significant costs with respect to the Southington, Connecticut, High Point, North Carolina, or Atlanta, Georgia sites as it believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at those sites. Specifically, with respect to the Southington site, the Company’s volumetric share is less than 1% of over 51 million gallons disposed of at the site and there are more than 1,000 PRPs. With respect to the High Point site, the Company’s volumetric share is less than 1% of over 18 million gallons disposed of at the site and there are more than 2,000 PRPs, including 1,100 “de-minimis” parties (of which Ethan Allen is one). With respect to the Atlanta site, a former solvent recycling/reclamation facility, the Company’s volumetric share is less than 1% of over 20 million gallons disposed of at the site by more than 1,700 PRPs. In all three cases, the other PRPs consist of local, regional, national and multi-national companies.

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

As of June 30, 2005, the Company believes that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.

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

The Company’s accumulated other comprehensive income, which is attributable solely to foreign currency translation adjustments for the periods presented in the Consolidated Balance Sheets, was $1.1 million at June 30, 2005 and $0.6 million at June 30, 2004. These amounts are the result of changes in foreign currency exchange rates related to the operations of 5 Ethan Allen-owned retail stores located in Canada. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

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

A breakdown of wholesale sales by these product lines for each of the last three fiscal years is provided below:

	Fiscal Year Ended June 30,
	2005	2004	2003
Case Goods	49%	52%	53%
Upholstered Products	36	34	33
Home Accessories and Other	15	14	14

	100%	100%	100%

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

The following table presents segment information for each of the fiscal years ended June 30, 2005, 2004, and 2003 (in thousands):

	2005	2004	2003
Net Sales:
Wholesale segment	$663,218	$673,771	$660,986
Retail segment	586,234	576,186	526,388
Elimination of inter-company sales	(300,440)	(294,850)	(280,110)

Consolidated Total	$949,012	$955,107	$907,264

	2005	2004	2003
Operating Income:
Wholesale segment (1)	$115,863	$108,033	$109,341
Retail segment	12,764	11,721	13,387
Adjustment for inter-company profit (2)	351	6,650	(3,271)

Consolidated Total	$128,978	$126,404	$119,457

Capital Expenditures:
Wholesale segment	$4,897	$6,801	$11,759
Retail segment	25,404	16,733	16,690
Acquisitions (3)	4,080	1,442	11,332

Consolidated Total	$34,381	$24,976	$39,781

Total Assets:
Wholesale segment	$352,817	$387,041	$467,963
Retail segment	311,263	302,043	303,555
Inventory profit elimination (4)	(31,223)	(30,717)	(36,510)

Consolidated Total	$632,857	$658,367	$735,008

(1)	Operating income for the wholesale segment includes pre-tax restructuring and impairment charges, net of $12.5 million and $13.1 million recorded in fiscal years 2004 and 2003, respectively.
(2)	Represents the change in the inventory profit elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned store inventory existing at the end of the period. See footnote 4 below.
(3)	Acquisitions include the purchase of 6 retail stores in 2005, 4 retail stores in 2004 and 16 retail stores in 2003.
(4)	Represents the embedded wholesale profit contained in Ethan Allen-owned store inventory that has not yet been realized. These profits are realized when the related inventory is sold.

There are 28 independent retail stores located outside the United States. Less than 2.0% of the Company’s net sales are derived from sales to these retail stores.

(17)      Selected Quarterly Financial Data (Unaudited)

Tabulated below are certain data for each quarter of the fiscal years ended June 30, 2005, 2004, and 2003 (in thousands, except per share data):

	Quarter Ended
	September 30	December 31	March 31	June 30
Fiscal 2005:
Net sales	$230,346	$245,252	$231,154	$242,260
Gross profit	110,382	119,444	110,450	120,778
Net income	18,758	23,134	17,935	19,511
Earnings per basic share	0.52	0.65	0.51	0.57
Earnings per diluted share	0.51	0.63	0.50	0.56
Dividend declared per common share	0.15	0.15	0.15	0.15

Fiscal 2004:
Net sales	$222,765	$241,150	$244,592	$246,600
Gross profit	108,432	116,268	119,262	117,073
Net income	18,690	24,197	23,131	13,460
Earnings per basic share	0.50	0.65	0.62	0.36
Earnings per diluted share	0.49	0.63	0.60	0.35
Dividend declared per common share	0.10	0.10	0.10	3.10	(1)

Fiscal 2003:
Net sales	$216,529	$229,713	$224,574	$236,448
Gross profit	106,704	115,793	111,939	114,904
Net income	19,955	22,870	11,439	20,360
Earnings per basic share	0.53	0.61	0.30	0.55
Earnings per diluted share	0.51	0.59	0.30	0.54
Dividend declared per common share	0.06	0.06	0.06	0.07

(1)	On April 27, 2004, the Company declared a special, one-time cash dividend of $3.00 per common share, payable on May 27, 2004 to shareholders of record as of May 10, 2004.

(18)      Subsequent Events

Stock Repurchases and Remaining Authorization

Subsequent to June 30, 2005 and through September 9, 2005, the Company repurchased, in 17 separate open market transactions, an additional 1,140,000 shares of its common stock at a total cost of $36.8 million, representing an average price per share of $32.28. As of September 9, 2005, the Company had a remaining Board authorization to repurchase 860,000 shares.

Revolving Credit Facility

On July 21, 2005, the Company entered into a five-year, $200.0 million unsecured revolving credit facility with J.P. Morgan Chase Bank, N.A. (“JP Morgan”), as administrative agent, and certain other lenders (the “New Credit Agreement”). The New Credit Agreement replaces the five-year, $100.0 million unsecured credit facility, effective June 2004, which is discussed further in Note 7.

The New Credit Agreement consists of a $200.0 million unsecured revolving credit facility and includes an accordion feature providing an additional $100.0 million of liquidity, if needed. In addition, the New Credit Agreement contains sub-facilities for trade and standby letters of credit of $100.0 million and swing line loans of $5.0 million. Revolving loans under the New Credit Agreement bear interest at JP Morgan’s Alternate Base Rate (as defined), or adjusted LIBOR plus 0.40% (plus a utilization fee of 0.125% during any period that usage of the facility is 50% or more of the total commitment under the facility), and are subject to adjustment resulting from changes in the credit rating of Ethan Allen’s senior unsecured debt. The New Credit Agreement also provides for the payment of (i) a facility fee equal to 0.10% per annum on the average daily amount (whether used or unused) of the revolving credit commitment and (ii) a letter of credit fee equal to 0.525% per annum on the average daily letters of credit outstanding.

The New Credit Agreement has a maturity date of July 21, 2010 and there are no minimum repayments required during the term of the facility. The revolving loans may be borrowed, repaid and re-borrowed over the term of the facility until final maturity.

The New Credit Agreement also contains various covenants which limit the ability of the Company to: incur debt; engage in mergers and consolidations; make restricted payments; sell certain assets; make investments; and issue stock. The Company is also required to meet certain financial covenants including a fixed charge coverage ratio and a leverage ratio. In addition, the New Credit Agreement contains customary representations and warranties, conditions to borrowing (including the continued accuracy of such representations and warranties) and events of default (the occurrence of which would entitle the lenders to accelerate the maturity of any outstanding borrowings and terminate their commitment to make future loans).

As of September 9, 2005, the Company had revolving loans and trade and standby letters of credit outstanding under the New Credit Agreement totaling $17.0 million and $15.6 million, respectively. Remaining available borrowing capacity under the New Credit Agreement at that date was $167.4 million.

Senior Unsecured Notes

On July 26, 2005, the Board of Directors of the Company authorized the issuance of up to $200.0 million in senior unsecured notes. At this time, the specific terms of the proposed financing, including the duration of the notes and the related pricing, have not yet been determined, and closing of the issuance is subject to satisfactory determination thereof, changes in capital market conditions, material changes affecting the Company or its business or industry and other factors. If completed as authorized, the Company intends to utilize the proceeds from the issuance for general corporate purposes including, but not limited to, (i) retail store expansion, (ii) investment in manufacturing operations, (iii) acquisitions, (iv) the payment of dividends, and (v) the repurchase of shares of the Company’s common stock in the open market. The Company has no present commitments or understandings as to any material acquisition.

In connection with the forecasted issuance of the proposed notes, the Company entered into 6 separate forward contracts to hedge the risk-free interest rate associated with $108.0 million of the related debt in order to minimize the negative impact of interest rate fluctuations on the Company’s earnings, cash flows and equity. The forward contracts were entered into with a major banking institution thereby minimizing the risk of credit loss. These hedging transactions were executed during July and August 2005 and, as such, have not been reflected in the Company’s financial position, results of operations or cash flows for the year ended June 30, 2005. The Company will apply the provisions of SFAS No. 133 in accounting for these derivative instruments.

Acquisitions

On July 1, 2005, the Company acquired three Ethan Allen retail stores from an independent retailer for total consideration of approximately $1.7 million. As a result of this acquisition, the Company (i) recorded additional inventory of approximately $1.4 million and other assets of approximately $0.1 million, and (ii) assumed customer deposits of approximately $0.6 million and other liabilities of approximately $0.1 million. Goodwill associated with this acquisition totaled approximately $0.9 million and represents the premium paid to the seller related to the acquired business (i.e. market presence) and other fair value adjustments to the assets acquired and liabilities assumed.

Restructuring and Impairment Charge

On September 7, 2005, the Company announced a plan to convert its Dublin, Virginia case goods manufacturing facility into a regional distribution center. In connection with this initiative, the Company will permanently cease production at the Dublin location and consolidate the distribution operations of its existing Old Fort, North Carolina location into the new, larger facility.

The decision impacts approximately 325 employees, of which the Company expects approximately 75 to remain employed by Ethan Allen in new positions. The net reduction in headcount is anticipated to occur throughout the second quarter of fiscal 2006. The Company will record a pre-tax restructuring and impairment charge of approximately $4.0 to $5.0 million ($2.5 to $3.1 million, after-tax) for costs associated with this initiative, of which approximately $1.5 million relates to employee severance and benefits and other plant exit costs, and approximately $2.5 to $3.5 million relates to fixed asset impairment charges, primarily for real property and machinery and equipment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        No changes in, or disagreements with, accountants as a result of accounting or financial disclosure matters, occurred during fiscal years 2005, 2004 or 2003.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

        Ethan Allen’s management, including the Chairman of the Board and Chief Executive Officer (“CEO”) and the Vice President-Finance (“VPF”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company (including its consolidated subsidiaries), which is required to be included in the Company’s periodic filings under the Exchange Act, was made known to them in a timely manner.

Management’s Report on Internal Control over Financial Reporting

        The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the CEO and VPF, Ethan Allen conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2005.

        KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited (i) management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, and (ii) the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, as stated in their report incorporated by reference under Item 8.

Changes in Internal Control over Financial Reporting

        There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

        None.

PART III

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 will appear in the Ethan Allen Interiors Inc. proxy statement for the Annual Meeting of Shareholders scheduled to be held on November 14, 2005 (the “Proxy Statement”). The Proxy Statement, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in this Annual Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934). In addition, the information set forth below is provided as required by Item 10 and the listing standards of the New York Stock Exchange (“NYSE”).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

        The following table sets forth certain information regarding the Company’s equity compensation plans as of June 30, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by
security holders (1)	3,417,507	$27.37	470,131
Equity compensation plans not approved by security holders (2)	--	--	--

Total	3,417,507	$27.37	470,131

(1)	Amount includes stock options outstanding under the Company’s 1992 Stock Option Plan (the “Plan”) as well as unvested shares of restricted stock and vested Stock Units which have been provided for under the provisions of the Plan. See Note 11 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report.
(2)	As of June 30, 2005, the Company does not maintain any equity compensation plans which have not been approved by its shareholders.

NYSE Certification

        Mr. Kathwari, Chief Executive Officer and President, has certified to the NYSE, pursuant to Section 303A.12 of the NYSE’s listing standards, that he is unaware of any violation by the Company of the NYSE’s corporate governance listing standards.

PART IV

Item 15. Exhibits and Financial Statement Schedules

I.	Listing of Documents

(1)	Financial Statements. The Company’s Consolidated Financial Statements included under Item 8 hereof, as required at June 30, 2005 and 2004, and for the years ended June 30, 2005, 2004 and 2003, consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule. The Company’s Financial Statement Schedule, appended hereto, as required for the years ended June 30, 2005, 2004 and 2003, consists of the following:

Valuation and Qualifying Accounts

The schedules listed in Reg. 210.5-04, except those listed above, have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	The following Exhibits are filed as part of this report on Form 10-K:

Exhibit Number	Exhibit

3(a)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(c) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

3(a)-1	Certificate of Amendment to Restated Certificate of Incorporation as of August 5, 1997 (incorporated by reference to Exhibit 3(c)-2 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 13, 1999)

3(a)-2	Second Certificate of Amendment to Restated Certificate of Incorporation as of March 27, 1998 (incorporated by reference to Exhibit 3(c)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 13, 1999)

3(a)-3	Third Certificate of Amendment to Restated Certificate of Incorporation as of April 28, 1999 (incorporated by reference to Exhibit 3(c)-4 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 13, 1999)

3(b)	Certificate of Designation relating to the New Convertible Preferred Stock (incorporated by reference to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

3(c)	Certificate of Designation relating to the Series C Junior Participating Preferred Stock (incorporated by reference to Exhibit 1 to Form 8-A of the Company filed with the SEC on July 3, 1996)

*	3(c)-1	Certificate of Amendment of Certificate of Designation of Series C Junior Participating Preferred Stock

3(d)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3(d) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

4(a)	Rights Agreement, dated July 26, 1996, between the Company and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 3, 1996)

*	4(a)-1	Amendment No. 1 to Rights Agreement, dated as of December 23, 2004 between the Company and Harris Trust Savings Bank and Computershare Investor Services, LLC

10(a)	Restated Directors Indemnification Agreement dated March 1993, among the Company and Ethan Allen and their Directors (incorporated by reference to Exhibit 10(c) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

*	10(b)	The Ethan Allen Retirement Savings Plan as Amended and Restated, effective January 1, 2001

*	10(b)-1	First Amendment of The Ethan Allen Retirement Savings Plan as Amended and Restated

*	10(b)-2	Second Amendment of The Ethan Allen Retirement Savings Plan as Amended and Restated

*	10(b)-3	Third Amendment of The Ethan Allen Retirement Savings Plan as Amended and Restated

*	10(b)-4	Fourth Amendment of The Ethan Allen Retirement Savings Plan as Amended and Restated

*	10(b)-5	Fifth Amendment of The Ethan Allen Retirement Savings Plan as Amended and Restated

*	10(b)-6	Sixth Amendment of The Ethan Allen Retirement Savings Plan as Amended and Restated

10(c)	General Electric Capital Corporation Credit Card Program Agreement dated August 25, 1995 (incorporated by reference from Exhibit 10(h) to the Annual Report on Form 10-K of the Company filed with the SEC on September 21, 1995)

10(c)-1	First Amendment to Credit Card Program Agreement dated February 22, 2000 (incorporated by reference to Exhibit 10(h)-1 to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2000)

10(d)	Sales Finance Agreement, dated June 25, 1999, between the Company and MBNA America Bank, N.A. (incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2000)

10(e)	Amended and Restated Consumer Credit Card Program Agreement, dated February 22, 2000, by and among the Company and Monogram Credit Card Bank of Georgia (incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2000)

10(e)-1	Second Amendment to Amended and Restated Consumer Credit Card Program Agreement, dated February 1, 2002, by and among the Company and Monogram Credit Card Bank of Georgia (incorporated by reference to Exhibit 10(k)-2 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 13, 2002) (confidential treatment requested as to certain portions)

10(e)-2	Third Amendment to Amended and Restated Consumer Credit Card Program Agreement, dated July 26, 2002, by and among the Company and Monogram Credit Card Bank of Georgia (incorporated by reference to Exhibit 10(k)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 12, 2002)

10(f)	Employment Agreement, dated August 1, 2002, between Mr. Kathwari and Ethan Allen Interiors Inc. (incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-K of the Company filed with the SEC on September 30, 2002)

10(f)-1	First Amendment to Employment Agreement, dated August 1, 2002, between Mr. Kathwari and Ethan Allen Interiors Inc. (incorporated by reference to Exhibit 10(l)-1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 15, 2003)

*	10(g)	Credit Agreement, dated as of July 21, 2005, by and among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., the J.P. Morgan Chase Bank, N.A., Citizens Bank of Massachusetts, Wachovia Bank, N.A. and certain other lenders (confidential treatment requested as to certain portions)

10(h)	Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 4(c)-2 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 14, 1997)

10(h)-1	First Amendment to Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 4(c)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on February 12, 1999)

10(h)-2	Second Amendment to Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 4(c)-4 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on February 14, 2000)

*	10(h)-3	Third Amendment to Amended and Restated 1992 Stock Option Plan

*	10(h)-4	Form of Option Agreement for Grants to Independent Directors

*	10(h)-5	Form of Option Agreement for Grants to Employees

*	21	List of wholly-owned subsidiaries of the Company

*	23	Report and Consent of KPMG LLP

*	31.1	Rule 13a-14(a) Certification of Principal Executive Officer

*	31.2	Rule 13a-14(a) Certification of Principal Financial Officer

*	32.1	Section 1350 Certification of Principal Executive Officer

*	32.2	Section 1350 Certification of Principal Financial Officer

*	Filed herewith.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
As of and for the Fiscal Years Ended June 30, 2005, 2004 and 2003
(In thousands)

Accounts Receivable:
   Sales discounts, sales returns and
     allowance for doubtful accounts:

	Balance at Beginning of Period	Additions Charged to Income	Adjustments and/or Deductions	Balance at End of Period
June 30, 2005	$2,194	$563	$(655)	$2,102
June 30, 2004	$1,490	$1,269	$(565)	$2,194
June 30, 2003	$2,019	$354	$(883)	$1,490

Inventory:
   Inventory valuation allowance:

June 30, 2005	$3,181	$1,107	$(1,597)	$2,691
June 30, 2004	$4,668	$1,075	$(2,562)	$3,181
June 30, 2003	$4,517	$772	$(621)	$4,668

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHAN ALLEN INTERIORS INC. (Registrant)

By:/s/ M. Farooq Kathwari
M. Farooq Kathwari Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:/s/ Jeffrey Hoyt
Jeffrey Hoyt Vice President, Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ M. Farooq Kathwari (M. Farooq Kathwari)	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey Hoyt (Jeffrey Hoyt)	Vice President, Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Clinton A. Clark (Clinton A. Clark)	Director

/s/ Kristin Gamble (Kristin Gamble)	Director

/s/ Horace G. McDonell (Horace G. McDonell)	Director

/s/ Edward H. Meyer (Edward H. Meyer)	Director

/s/ Richard A. Sandberg (Richard A. Sandberg)	Director

/s/ Frank G. Wisner (Frank G. Wisner)	Director

Date:  September 12, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit

3(c)-1	Certificate of Amendment of Certificate of Designation of Series C Junior Participating Preferred Stock

4(a)-1	Amendment No. 1 to Rights Agreement, dated as of December 23, 2004 between the Company and Harris Trust Savings Bank and Computershare Investor Services, LLC

10(b)	The Ethan Allen Retirement Savings Plan as Amended and Restated, effective January 1, 2001

10(b)-1	First Amendment of The Ethan Allen Retirement Savings Plan as Amended and Restated

10(b)-2	Second Amendment of The Ethan Allen Retirement Savings Plan as Amended and Restated

10(b)-3	Third Amendment of The Ethan Allen Retirement Savings Plan as Amended and Restated

10(b)-4	Fourth Amendment of The Ethan Allen Retirement Savings Plan as Amended and Restated

10(b)-5	Fifth Amendment of The Ethan Allen Retirement Savings Plan as Amended and Restated

10(b)-6	Sixth Amendment of The Ethan Allen Retirement Savings Plan as Amended and Restated

10(g)	Credit Agreement, dated as of July 21, 2005, by and among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., the J.P. Morgan Chase Bank, N.A., Citizens Bank of Massachusetts, Wachovia Bank, N.A. and certain other lenders (confidential treatment requested as to certain portions)

10(h)-3	Third Amendment to Amended and Restated 1992 Stock Option Plan

10(h)-4	Form of Option Agreement for Grants to Independent Directors

10(h)-5	Form of Option Agreement for Grants to Employees

21	List of wholly-owned subsidiaries of the Company

23	Report and Consent of KPMG LLP

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer