Form 10-Q
period 2005-09-30
ETHAN ALLEN INTERIORS INC
filed 2005-11-09
CIK 896156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2005

or

[   ]      TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

Commission File Number:	1-11692

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

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

At September 30, 2005, there were 33,376,986 shares
of Class A Common Stock, par value $.01, outstanding.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2005 (unaudited)	June 30, 2005

ASSETS
Current assets:
Cash and cash equivalents	$188,707	$3,448
Accounts receivable, less allowance for doubtful accounts of $2,059 at September 30, 2005 and $2,102 at June 30, 2005	26,358	28,019
Inventories (note 4)	192,087	186,479
Prepaid expenses and other current assets	36,632	37,084
Deferred income taxes	10,034	9,359

Total current assets	453,818	264,389

Property, plant and equipment, net	271,540	275,211
Goodwill and other intangible assets (notes 6 and 7)	83,994	82,897
Other assets (note 8)	7,577	5,889

Total assets	$816,929	$628,386

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$232	$240
Customer deposits	61,518	53,654
Accounts payable	37,150	19,352
Accrued compensation and benefits	29,426	29,916
Accrued expenses and other current liabilities (note 5)	31,039	30,804

Total current liabilities	159,365	133,966
Long-term debt (note 8)	202,656	12,270
Other long-term liabilities	12,296	12,445
Deferred income taxes	33,298	35,637

Total liabilities	407,615	194,318
Shareholders’ equity:
Class A common stock, par value $.01, 150,000,000 shares authorized; 46,588,852 shares issued at September 30, 2005 and 46,585,896 shares issued at June 30, 2005	466	466
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at September 30, 2005 and June 30, 2005	--	--
Preferred stock, par value $.01, 1,055,000 shares authorized; no shares issued and outstanding at September 30, 2005 and June 30, 2005	--	--
Additional paid-in capital	303,834	302,620

	304,300	303,086
Less: Treasury stock (at cost), 13,211,866 shares at September 30, 2005 and 12,071,866 shares at June 30, 2005	(374,434)	(337,635)
Retained earnings	478,663	467,566
Accumulated other comprehensive income (notes 8 and 11)	785	1,051

Total shareholders’ equity	409,314	434,068

Total liabilities and shareholders’ equity	$816,929	$628,386

        See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
	2005	2004

Net sales	$251,314	$230,346
Cost of sales	124,774	119,964

Gross profit	126,540	110,382
Operating expenses:
Selling	52,095	43,196
General and administrative (note 3)	42,010	36,398
Restructuring and impairment charge (credit) (note 5)	4,241	(167)

Total operating expenses	98,346	79,427

Operating income	28,194	30,955
Interest and other miscellaneous income (expense), net	42	(55)
Interest and other related financing costs (note 8)	428	149

Income before income taxes	27,808	30,751
Income tax expense	10,678	11,993

Net income	$17,130	$18,758

Per share data (note 10):
Basic earnings per common share:
Net income per basic share	$0.50	$0.52

Basic weighted average common shares	33,921	36,211
Diluted earnings per common share:
Net income per diluted share	$0.49	$0.51

Diluted weighted average common shares	34,628	37,098

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2005	2004

Operating activities:
Net income	$17,130	$18,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,320	5,409
Compensation expense related to stock option grants and restricted stock awards	1,139	79
Provision (benefit) for deferred income taxes	(3,014)	1,381
Restructuring and impairment charges (credits)	4,241	(167)
Loss on disposal of property, plant and equipment	165	200
Other	387	14
Change in assets and liabilities, net of the effects of acquired and divested businesses:
Accounts receivable	1,402	1,035
Inventories	(4,274)	7,701
Prepaid expenses and other current assets	647	1,117
Other assets	(170)	(924)
Customer deposits	7,283	3,947
Accounts payable	17,808	3,069
Accrued expenses and other current liabilities	(2,334)	(4,302)
Other long-term liabilities	(149)	49

Net cash provided by operating activities	45,581	37,366

Investing activities:
Proceeds from the disposal of property, plant and equipment	216	34
Capital expenditures	(4,841)	(7,480)
Acquisitions	(1,690)	(54)
Cash payments on hedging contracts	(930)	--
Other	357	338

Net cash used in investing activities	(6,888)	(7,162)

Financing activities:
Borrowings on revolving credit facility	17,000	--
Payments on revolving credit facility	(25,000)	--
Net proceeds from issuance of long-term debt	198,396	--
Payments on long-term debt and capital leases	(19)	(42)
Net proceeds from issuance of common stock	65	183
Payment of deferred financing costs	(1,950)	--
Payment of cash dividends	(5,193)	(3,664)
Purchases and other retirements of company stock	(36,799)	(18,573)

Net cash provided by (used in) financing activities	146,500	(22,096)
Effect of exchange rate changes on cash	66	324

Net increase in cash and cash equivalents	185,259	8,432
Cash and cash equivalents - beginning of year	3,448	27,528

Cash and cash equivalents - end of period	$188,707	$35,960

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three Months Ended September 30, 2005

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance at June 30, 2005	$466	$302,620	$(337,635)	$1,051	$467,566	$434,068

Compensation expense associated with share-based awards	--	1,139	--	--	--	1,139

Issuance of 2,956 shares of common stock upon the exercise of share-based awards	--	65	--	--	--	65

Tax benefit associated with the exercise of share-based awards	--	10	--	--	--	10

Purchase/retirement of 1,140,000 shares of company stock	--	--	(36,799)	--	--	(36,799)

Dividends declared on common stock	--	--	--	--	(6,033)	(6,033)

Other comprehensive income (notes 8 and 11):
Currency translation adjustments	--	--	--	214	--	214
Loss on derivatives, net-of-tax	--	--	--	(480)	--	(480)
Net income	--	--	--	--	17,130	17,130

Total comprehensive income						16,864

Balance at September 30, 2005	$466	$303,834	$(374,434)	$785	$478,663	$409,314

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)       Basis of Presentation

Ethan Allen Interiors Inc. (“Interiors”) is a Delaware corporation incorporated on May 25, 1989. The consolidated financial statements include the accounts of Interiors, its wholly-owned subsidiary Ethan Allen Global, Inc. (“Global”), and Global’s subsidiaries (collectively, “Ethan Allen” or the “Company”). All intercompany accounts and transactions have been eliminated in the consolidated financial statements. All of Global’s capital stock is owned by Interiors, which has no assets or operating results other than those associated with its investment in Global.

(2)       Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

Certain reclassifications have been made to prior years’ financial statements in order to conform to the current year’s presentation. These changes were made for disclosure purposes only and did not have any impact on previously reported results of operations or shareholders’ equity.

(3)      Share-Based Compensation

Adoption of New Accounting Standard

Effective July 1, 2005, the Company’s 1992 Stock Option Plan (the “Plan”) is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to July 1, 2005, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date. For certain other stock-based awards, where the exercise price was equal to zero, the fair value of the award, measured at the grant date, was amortized to compensation expense on a straight-line basis over the vesting period. In addition, other stock-based award programs provided for under the Plan may have resulted in the recognition of compensation expense (benefit) to the extent they were deemed to be variable (as that term is defined in APB No. 25) in nature.

While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of SFAS

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

No. 123 had been applied. In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, was issued which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to July 1, 2005.

In adopting FAS 123(R) on July 1, 2005 (its required effective date), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123 (R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

As a result of the adoption of FAS 123 (R), the Company’s results for the three month period ended September 30, 2005 include share-based compensation expense totaling $1.1 million. Such amount has been included in the Consolidated Statement of Operations within general and administrative expenses. During that same period, the Company recognized a related tax benefit associated with its share-based compensation arrangements totaling $0.4 million.

The following table, which addresses the disclosure requirements of FAS No. 148, illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

Three Months Ended September 30, 2004
(in thousands, except per share data)
Net income as reported	$18,758
Add: Stock-based employee compensation expense (benefit) included in reported net income, net of related tax effects	48
Deduct: Stock-based employee compensation expense determined under the fair value-based method for all awards granted since July 1, 1995, net of related tax effects	(1,597)

Pro forma net income	$17,209

Net income per share:
Basic - as reported	$0.52

Basic - pro forma	$0.48

Diluted - as reported	$0.51

Diluted - pro forma	$0.47

Consistent with its practice prior to the adoption of FAS 123(R), the Company estimates, as of the date of grant, the fair value of stock options awarded using the Black-Scholes option-pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e. expected volatility) and option exercise activity (i.e. expected life). Expected volatility is based on the historical volatility of the Company’s stock and other contributing factors. The expected life of options granted, which represents the period of time that the options are expected to be outstanding, is based, primarily, on historical data.

Subsequent to the adoption of FAS 123 (R), the Company continues to utilize the same forms of share-based awards that it had previously. The Company has 6,320,139 shares

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

of common stock reserved for issuance pursuant to the following share-based compensation plans:

1992 Stock Option Plan

The Plan provides for the grant of non-compensatory stock options to eligible employees and non-employee directors. Stock options granted under the Plan are non-qualified under Section 422 of the Internal Revenue code and allow for the purchase of shares of the Company’s common stock. The maximum number of shares of common stock reserved for issuance under the Plan is 5,490,597 shares. The Plan also provides for the issuance of stock appreciation rights (“SARs”) on issued options, however, no SARs have been issued as of September 30, 2005. The awarding of such options is determined by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, vest ratably over a specified service period (4 years for awards to employees; 2 years for awards to independent directors), and have a contractual term of 10 years.

Mr. Kathwari, the Company’s President and Chief Executive Officer, entered into a new employment agreement with the Company dated August 1, 2002 (the “2002 Employment Agreement”). This agreement was effective as of July 1, 2002 and served to supercede all terms and conditions set forth in his previous employment agreement dated July 1, 1997, which expired on June 30, 2002 (the “1997 Employment Agreement”). Pursuant to the terms of the 2002 Employment Agreement, Mr. Kathwari was awarded, on August 1, 2002, August 1, 2003, and August 1, 2004, options to purchase 600,000, 400,000 and 200,000 shares, respectively, of the Company’s common stock. These options were issued at exercise prices of $31.02, $35.53, and $37.15 per share, respectively, (the price of a share of the Company’s common stock on the New York Stock Exchange as of such dates). The 2002 grant vested ratably over a 3-year period, while the fiscal 2003 grant vested ratably over a 2-year period, and the 2004 grant vested ratably over a 1-year period. As of September 30, 2005, all of Mr. Kathwari’s options are fully vested.

A summary of option activity during the three month period ended September 30, 2005 is presented below:

		Weighted Average
Options	Number	Exercise Price	Remaining Contractual Term (yrs)	Aggregate Intrinsic Value

Outstanding - June 30, 2005	3,260,007	$28.69
Granted	18,000	32.74
Exercised	(2,770)	23.66
Canceled (forfeited/expired)	--	--

Outstanding - September 30, 2005	3,275,237	$28.72	4.7	$12,570,665

Exercisable - September 30, 2005	3,116,285	$28.43	4.5	$12,503,105

The weighted average grant-date fair value of options granted during the three month period ended September 30, 2005 was $8.93. The following assumptions were used in arriving at the fair value of options granted during the period: risk-free interest rate of 4.06%; dividend yield of 2.20%; expected volatility factor of 30.93%; and expected life of 5.0 years.

The total intrinsic value of options exercised during the three month period ended September 30, 2005 was $24,856. As of September 30, 2005, there was $1.4 million of total unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.2 years.

In connection with the 1992 Stock Option Plan, the following two stock award plans have also been established:

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Restricted Stock Awards

In connection with the 2002 Employment Agreement, Mr. Kathwari received, for each of fiscal years 2002, 2003, and 2004, an annual award of 10,500 shares of restricted stock (for a total award of 31,500 shares), with vesting based on the performance of the Company’s stock price during the 3-year period subsequent to the award date as compared to the Standard and Poor’s 500 index.

A summary of the status of the Company’s nonvested restricted shares existing as of September 30, 2005, as well as changes during the period, is presented below:

Nonvested Restricted Shares	Number	Weighted Average Grant-Date Fair Value

Nonvested - June 30, 2005	31,500	$35.15
Granted	--	--
Vested	(8,400)	35.03
Canceled (forfeited/expired)	(2,100)	35.03

Nonvested - September 30, 2005	21,000	$35.22

As of September 30, 2005, there was $0.3 million of total unrecognized compensation cost related to nonvested restricted shares granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.5 years. The total fair value of restricted shares vested during the three month period ended September 30, 2005 was $0.3 million.

Stock Unit Awards

In accordance with the provisions of the 1997 Employment Agreement, the Company established, during fiscal 1998, a book account for Mr. Kathwari, which was credited with 21,000 stock units as of July 1 of each year, commencing July 1, 1997, for a total of up to 105,000 stock units, over the initial five-year term of the 1997 Employment Agreement, with an additional 21,000 stock units to be credited in connection with each of the two optional one-year extensions. Following the termination of his employment, regardless of the reason for termination, Mr. Kathwari will receive shares of common stock equal to the number of stock units credited to the account. In connection with the establishment of the 2002 Employment Agreement, Mr. Kathwari was deemed to have earned 126,000 of the stock units contemplated under the performance provisions of the 1997 Employment Agreement.

Incentive Stock Option Plan

In 1991, pursuant to the Incentive Stock Option Plan, the Company granted to members of management options to purchase 829,542 shares of common stock at an exercise price of $5.50 per share. These options vested ratably over a 5-year period.

(4)	Inventories

Inventories at September 30, 2005 and June 30, 2005 are summarized as follows (in thousands):

	September 30, 2005	June 30, 2005
Finished goods	$153,127	$149,322
Work in process	8,296	8,437
Raw materials	30,664	28,720

	$192,087	$186,479

Inventories are presented net of a related valuation allowance of $2.7 million at both September 30, 2005 and June 30, 2005.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)	Restructuring and Impairment Charge

On September 7, 2005, the Company announced a plan to convert one of its existing manufacturing facilities into a regional distribution center. The facility, currently involved in the production of wood case goods furniture, is located in Dublin, Virginia. In connection with this initiative, the Company will permanently cease production at the Dublin location and will consolidate the distribution operations of its existing Old Fort, North Carolina location into the new, larger facility. The decision impacts approximately 325 employees, of which the Company expects approximately 75 to be employed in new positions. The Company recorded a pre-tax restructuring and impairment charge of $4.2 million during the quarter ended September 30, 2005, of which $1.3 million was related to employee severance and benefits and other plant exit costs, and $2.9 million was related to fixed asset impairment charges, primarily for machinery and equipment, stemming from the decision to cease production activities.

As of September 30, 2005, restructuring reserves totaling $1.3 million were included in the Consolidated Balance Sheet as an accrued expense within current liabilities. Activity in the Company’s restructuring reserves is summarized as follows (in thousands):

	Original Charges	Cash Payments	Non-cash Utilized	Balance at September 30, 2005
Employee severance and other
related payroll and benefit costs	$1,266	$--	$--	$1,266
Other plant exit costs	60	--	--	60
Write-down of long-lived assets	2,915	--	(2,915)	--

	$4,241	$--	$(2,915)	$1,326

(6)	Business Acquisitions

During the three months ended September 30, 2005, the Company acquired three Ethan Allen retail stores from an independent retailer for total consideration of $1.9 million. As a result of this acquisition, the Company (i) recorded additional inventory of $1.3 million and other assets of $0.3 million, and (ii) assumed customer deposits of $0.6 million. Goodwill associated with the acquisition totaled $0.9 million and represents the premium paid to the seller related to the acquired business (i.e. market presence) and other fair value adjustments to the assets acquired and liabilities assumed. Further discussion of the Company’s goodwill and other intangible assets can be found in Note 7.

A summary of the Company’s allocation of purchase price is provided below (in thousands):

	Three Months Ended September 30,
	2005		2004
Nature of acquisition	3	stores	N/A
Total consideration		$1,949	$--
Assets acquired and liabilities assumed:
Inventory		1,334	--
PP&E and other assets		248	--
Customer deposits		(581)	--
A/P and other liabilities		--	--

Goodwill		$948	$--

No acquisitions occurred during the three months ended September 30, 2004.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Goodwill and Other Intangible Assets

As of September 30, 2005, the Company had goodwill, including product technology, of $64.3 million and other identifiable intangible assets of $19.7 million. Comparable balances as of June 30, 2005 were $63.2 million and $19.7 million, respectively.

Goodwill in the wholesale and retail segments was $27.5 million and $36.8 million, respectively, at September 30, 2005 and $27.5 million and $35.7 million, respectively, at June 30, 2005. The wholesale segment, at both dates, includes additional intangible assets of $19.7 million. These assets represent Ethan Allen trade names which are considered to have indefinite useful lives.

In accordance with FAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill and other intangible assets but, rather, evaluates such assets for impairment on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of the goodwill or other intangible asset may exceed its fair value. The Company conducts its required annual impairment test during the fourth quarter of each fiscal year. No impairment losses have been recorded on the Company’s goodwill or other intangible assets as a result of applying the provisions of FAS No. 142.

(8)	Senior Unsecured Notes

On September 27, 2005, the Company completed a private offering of $200.0 million of ten-year senior unsecured notes due 2015 (the “Senior Notes”). The Senior Notes, which have been offered by Global, have an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2006. Proceeds received in connection with the issuance of the Senior Notes, net of a related discount of $1.6 million, totaled $198.4 million. The Company intends to use the net proceeds from the offering to expand its retail network, invest in its manufacturing and logistics operations, and for other general corporate purposes. As of September 30, 2005, the net proceeds have been included in the Consolidated Balance Sheet within long-term debt. The discount on the Senior Notes will be amortized to interest expense over the life of the related debt.

In connection with the offering, debt issuance costs totaling $1.7 million were incurred related, primarily, to banking, legal, accounting, rating agency and printing services. As of September 30, 2005, these costs have been included in the Consolidated Balance Sheet as deferred financing costs within other assets and will be amortized over the life of the Senior Notes.

The Senior Notes may be redeemed in whole or in part, at Global’s option at any time at the greater of (i) 100% of the principal amount of the notes to be redeemed, and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes to be redeemed, discounted to the date of redemption on a semi-annual basis at the applicable treasury rate plus 20 basis points, plus, in each case, accrued and unpaid interest to the redemption date. In the event of default, the trustee or the holders of 25% of the outstanding principal amount of the Senior Notes may accelerate payment of principal, premium, if any, and accrued and unpaid interest. Events of default include failure to pay in accordance with the terms of the indenture, including failure, under certain circumstances, to pay indebtedness other than the Senior Notes.

Global has agreed to file an exchange offer registration statement under the Securities Act of 1933 (the “Securities Act”) covering an exchange offer of registered notes in exchange for the Senior Notes. The registered notes would be identical to the Senior Notes in all respects except that such registered notes would be freely tradable under the Securities Act. If an exchange offer registration statement is not permitted under applicable law, Global agrees to file a shelf registration permitting the resale of the Senior Notes under the Securities Act. If neither type of registration statement has become effective by the earlier of March 27, 2006 or, if an exchange offer has been commenced, with respect to Senior Notes

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

ineligible for participation in the exchange offer, 90 days after a request by the initial purchaser holding such Senior Notes, Global has agreed to pay an increased interest rate to holders of the Senior Notes. Following a default caused by the lack of an effective registration statement by such date, for the first subsequent 90-day period, the interest rate on the Senior Notes will accrue at an increased rate per annum of 0.50% of principal amount, and following such 90-day period, the interest rate on the Senior Notes will accrue at an additional increased rate per annum of 0.50% of principal amount (for a total increased rate per annum of 1.00%) until the exchange offer is completed, the shelf registration is declared effective by the SEC or the Senior Notes otherwise become freely tradable under the Securities Act. Under certain circumstances, Global has the right to suspend resales under the registration statement.

Also in connection with the issuance of the Senior Notes, Global, in July and August 2005, entered into 6 separate forward contracts to hedge the risk-free interest rate associated with $108.0 million of the related debt in order to minimize the negative impact of interest rate fluctuations on earnings, cash flows and equity. The forward contracts were entered into with a major banking institution thereby mitigating the risk of credit loss.

Upon issuance of the Senior Notes and settlement of the related forward contracts, losses totaling $0.9 million were incurred representing the change in the fair value of the forward contracts since their respective trade dates. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended, it was determined that a portion of the related losses was the result of hedge ineffectiveness and, as such, should be recognized as a charge to current period operations. Accordingly, $0.1 million of the losses has, for the three months ended September 30, 2005, been included in the Consolidated Statement of Operations within interest and other related financing costs. The balance of the losses, $0.8 million, has, as of September 30, 2005, been included (on a net-of-tax basis) in the Consolidated Balance Sheet within accumulated other comprehensive income and will be amortized to interest expense over the life of the related debt.

(9)	Litigation

The Company is subject to various environmental laws and regulations. Under these laws, the Company is, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials.

As of September 30, 2005, the Company has been named as a potentially responsible party (“PRP”) with respect to the remediation of four active sites currently listed, or proposed for inclusion, on the National Priorities List (“NPL”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (“CERCLA”). The sites are located in Lyndonville, Vermont; Southington, Connecticut; High Point, North Carolina; and Atlanta, Georgia.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

As of September 30, 2005, the Company believes that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.

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

Regulations issued under the Clean Air Act Amendments of 1990 required the industry to reformulate certain furniture finishes or institute process changes to reduce emissions of volatile organic compounds. Compliance with many of these requirements has been facilitated through the introduction of high solids coating technology and alternative formulations. In addition, the Company has instituted a variety of technical and procedural controls, including reformulation of finishing materials to reduce toxicity, implementation of high velocity low pressure spray systems, development of storm water protection plans and controls, and further development of related inspection/audit teams, all of which have served to reduce emissions per unit of production. The Company will continue to evaluate the most appropriate, cost effective, control technologies for finishing operations and design production methods to reduce and/or control the use of hazardous materials in the manufacturing process.

(10)	Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three Months Ended September 30,
	2005	2004

Weighted average common shares outstanding
for basic calculation	33,921	36,211
Effect of dilutive stock options and other
share-based awards	707	887

Weighted average common shares outstanding, adjusted for diluted calculation	34,628	37,098

As of September 30, 2005 and 2004, stock options to purchase 783,663 and 308,266 common shares, respectively, had exercise prices which exceeded the average market price of the Company’s common stock for the corresponding period. These options have been excluded from the respective diluted earnings per share calculation as their impact is anti-dilutive.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	Comprehensive Income

Total comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in equity. Such items, which are generally presented on a net-of-tax basis, may include foreign currency translation adjustments, minimum pension liability adjustments, fair value adjustments (i.e. gains and losses) on certain derivative instruments, and unrealized gains and losses on certain investments in debt and equity securities. The Company has reported its total comprehensive income in the Consolidated Statements of Shareholders’ Equity.

The Company’s accumulated other comprehensive income, which is comprised of accumulated foreign currency translation adjustments and losses on certain hedging contracts, totaled $0.8 million at September 30, 2005 and $1.1 million at June 30, 2005. Amounts related to foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to the operations of 5 Ethan Allen-owned retail stores located in Canada. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. In addition, during the quarter ended September 30, 2005, losses were incurred related to certain hedging contracts entered into in connection with the issuance of the Senior Notes (see Note 8).

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

A breakdown of wholesale sales by these product lines for the three months ended September 30, 2005 and 2004 is provided below:

	Three Months Ended September 30,
	2005	2004
Case Goods	51%	52%
Upholstered Products	35	34
Home Accessories and Other	14	14

	100%	100%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The following table presents segment information for the three months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,
	2005	2004
Net Sales:
Wholesale segment	$178,426	$161,315
Retail segment	158,380	141,710
Elimination of inter-company sales	(85,492)	(72,679)

Consolidated Total	$251,314	$230,346

Operating Income:
Wholesale segment (1)	$29,815	$28,254
Retail segment	1,668	2,965
Adjustment of inter-company profit (2)	(3,289)	(264)

Consolidated Total	$28,194	$30,955

Capital Expenditures:
Wholesale segment	$926	$1,294
Retail segment	3,915	6,186
Acquisitions (3)	1,690	54

Consolidated Total	$6,531	$7,534

	September 30, 2005	June 30, 2005

Total Assets:
Wholesale segment	$530,441	$348,346
Retail segment	321,364	311,263
Inventory profit elimination (4)	(34,876)	(31,223)

Consolidated Total	$816,929	$628,386

(1)	Operating income for the wholesale segment includes a pre-tax restructuring and impairment charge of $4.2 million recorded in the three month period ended September 30, 2005.
(2)	Represents the change in the inventory profit elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned store inventory existing at the end of the period. See footnote 4 below.
(3)	For the three months ended September 30, 2005, acquisitions include the purchase of 3 retail stores. There were no acquisitions completed during the three months ended September 30, 2004.
(4)	Represents the embedded wholesale profit contained in Ethan Allen-owned store inventory that has not yet been realized. These profits are realized when the related inventory is sold.

At September 30, 2005, there were 33 Ethan Allen retail stores located outside the United States, of which 28 were independently-owned. The Company’s net sales derived from sales to non-domestic, independently-owned retail stores totaled less than 2% of consolidated sales for the three month periods ended September 30, 2005 and 2004.

(13)	Subsequent Events

Stock Repurchases and Remaining Authorization

Subsequent to September 30, 2005 and through November 8, 2005, the Company repurchased, in 8 separate open market transactions, an additional 466,900 shares of its common stock at a total cost of $14.3 million, representing an average price per

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

share of $30.71. As of November 8, 2005, the Company had a remaining Board authorization to repurchase 393,100 shares.

(14)	Recent Accounting Pronouncements

In August 2005, the FASB issued FASB Staff Position No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (“FSP 123(R)-1”). The provisions of FSP 123(R)-1 clarify that a freestanding financial instrument issued to an employee in exchange for past or future employee services that is, or was upon adoption, subject to FAS 123(R) shall continue to be subject to the recognition and measurement provisions of FAS 123 (R) throughout the life of the instrument, unless it is modified when the holder is no longer an employee. This guidance was effective upon initial adoption of FAS 123(R).

In October 2005, the FASB issued FASB Staff Position No. FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) (“FSP 123(R)-2”). The provisions of FSP 123(R)-2 clarify that, as a practical accommodation, in determining the grant date of an award subject to FAS 123 (R), assuming all other criteria in the grant date definition have been met, a mutual understanding of the key terms and conditions of the award to an individual employee shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements (that is, by the Board or management, with the relevant authority) if both of the following conditions are met: (i) the award is a unilateral grant and, therefore, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer; and (ii) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. This guidance was effective upon initial adoption of FAS 123(R).

In October 2005, the FASB issued FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period (“FSP 13-1”). The provisions of FSP 13-1 require that rental costs associated with ground or building leases that are incurred during a construction period shall be recognized as rental expense and that such costs shall be included in income from continuing operations. Further, lessees shall follow the guidance in FAS 13, Accounting for Leases, and FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”, in determining how to allocate rental costs over the lease term. This guidance is effective in the first reporting period beginning after December 15, 2005. The Company does not believe that application of FSP 13-1 will have a material effect on its financial position, results of operations or cash flows.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of financial condition and results of operations should be read in conjunction with (i) the Consolidated Financial Statements of the Company, and notes thereto, as set forth in this Form 10-Q and (ii) the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

Forward-Looking Statements

        Management’s discussion and analysis of financial condition and results of operations and other sections of this Quarterly Report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, and “intends” or words or phrases of similar expression. These forward-looking statements are subject to management decisions and various assumptions, risks and uncertainties, including, but not limited to: the effects of terrorist attacks or conflicts or wars involving the United States or its allies or trading partners; the effects of labor strikes; weather conditions that may affect sales; volatility in fuel, utility, transportation and security costs; changes in global or regional political or economic conditions, including changes in governmental and central bank policies; changes in business conditions in the furniture industry, including changes in consumer spending patterns and demand for home furnishings; effects of the Company’s brand awareness and marketing programs, including changes in demand for the Company’s existing and new products; the Company’s ability to locate new store sites and/or negotiate favorable lease terms for additional stores or for the expansion of existing stores; competitive factors, including changes in products or marketing efforts of others; pricing pressures; fluctuations in interest rates and the cost, availability and quality of raw materials; those matters discussed in the Company’s SEC filings; and future decisions by the Company. Accordingly, actual circumstances and results could differ materially from those contemplated by the forward-looking statements.

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

        Retail Store Acquisitions — The Company accounts for the acquisition of retail stores and related assets in accordance with Statement of Financial Accounting Standards (“FAS”) No. 141, Business Combinations, which requires application of the purchase method for all business combinations initiated after June 30, 2001. Accounting for these transactions as purchase business combinations requires the allocation of purchase price paid to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition, the determination of which requires management judgment. The amount paid in excess of the fair value of net assets acquired is accounted for as goodwill.

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

        In accordance with FAS No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets are to be evaluated for impairment on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of the goodwill or other intangible asset may exceed its fair value. The Company conducts its required annual impairment test during the fourth quarter of each fiscal year and uses a discounted cash flow model to estimate fair value. This model requires the use of long-term planning forecasts and assumptions regarding industry-specific economic conditions that are outside the control of the Company.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Results of Operations

        Ethan Allen’s revenues are comprised of (i) wholesale sales to independently-owned and Company-owned retail stores and (ii) retail sales of Company-owned stores. See Note 12 to the Company’s Consolidated Financial Statements for the three months ended September 30, 2005 and 2004.

        The components of consolidated revenue and operating income were as follows (in millions):

	Three Months Ended September 30,
	2005	2004
Revenue:
Wholesale segment	$178.4	$161.3
Retail segment	158.4	141.7
Elimination of inter-company sales	(85.5)	(72.7)

Consolidated Revenue	$251.3	$230.3

Operating Income:
Wholesale segment (1)	$29.8	$28.3
Retail segment	1.7	3.0
Adjustment of inter-company profit (2)	(3.3)	(0.3)

Consolidated Operating Income	$28.2	$31.0

(1)	Operating income for the wholesale segment includes a pre-tax restructuring and impairment charge of $4.2 million recorded in the three month period ended September 30, 2005.
(2)	Represents the change in the inventory profit elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned store inventory existing at the end of the period.

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

        Consolidated revenue for the three months ended September 30, 2005 increased by $21.0 million, or 9.1%, to $251.3 million, from $230.3 million for the three months ended September 30, 2004. Net sales for the period largely reflect the delivery of product associated with booked orders and backlog existing as of the end of the preceding quarter. In recent months, sales have benefited from an increase in the incoming order rate as a result of (i) the continued re-positioning of the Company’s retail stores to larger and more prominent locations, (ii) recent product introductions, and, to a lesser extent, (iii) the effects of a modest price increase implemented during the period.

        Total wholesale revenue for the first quarter of fiscal 2006 increased by $17.1 million, or 10.6%, to $178.4 million from $161.3 million in the first quarter of fiscal 2005. The quarter-over-quarter increase was attributable to an increase in the incoming order rate coupled with increased throughput within all lines of the Company’s manufacturing operations, and improved service position within certain imported product lines, both of which resulted in shorter delivery cycle times.

        Total retail revenue from Ethan Allen-owned stores for the three months ended September 30, 2005 increased by $16.7 million, or 11.8%, to $158.4 million from $141.7 million for the three months ended September 30, 2004. The increase in retail sales by Ethan Allen-owned stores was attributable to increases in comparable store delivered sales of $11.6 million, or 8.8%, and sales generated by newly opened (including relocated) or acquired stores of $10.7 million. These favorable variances were partially offset by a decrease resulting from sold and closed stores, which generated $5.6 million fewer sales in the first quarter of fiscal 2006 as compared to the same period in fiscal 2005. The number of Ethan Allen-owned stores increased to 129 as of September 30, 2005 as compared to 127 as of September 30, 2004. During the twelve months ended September 30, 2005, the Company acquired 9 stores from, and sold 4 stores to, independent retailers, closed 5 stores, and opened 8 stores (6 of which were relocations).

        Comparable stores are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) stores. Stores acquired from independent retailers by Ethan Allen are included in comparable store sales in their 13th full month of Ethan Allen-owned operations.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

        Quarter-over-quarter, written business of Ethan Allen-owned stores increased 18.1% and comparable store written business increased 15.4%. Over that same period, wholesale orders increased 18.8%. The increase in retail written sales during the current quarter was likely attributable to the positive effects of the continued re-positioning of the Company’s retail stores to larger and more prominent locations, recent product introductions, and, to some degree, the Company’s use of national television as an advertising medium during the period. Wholesale written business reflects, in addition to the aforementioned factors, the timing of orders booked for new product introduced at the Company’s annual retailer conference, held this year in July 2005, as compared to the prior year conference which was held in September 2004.

        Gross profit increased during the quarter to $126.5 million from $110.4 million in the prior year comparable quarter. The $16.1 million, or 14.6%, increase in gross profit was primarily attributable to (i) an increase in total sales volume, including a higher proportionate share of retail sales to total sales (63% in the current quarter compared to 62% in the prior year period), (ii) a reduction in costs associated with excess capacity at the Company’s manufacturing facilities, and, to a lesser extent, (iii) a modest price increase implemented during the period. Consolidated gross margin increased to 50.4% in the first quarter of fiscal 2006 from 47.9% in the prior year quarter as a result, primarily, of the factors identified previously.

        The Company recorded a pre-tax restructuring and impairment charge of $4.2 million in the first quarter of fiscal 2006 relating to its planned conversion of one of its existing manufacturing facilities into a regional distribution center. The facility, currently involved in the production of wood case goods furniture, is located in Dublin, Virginia. In connection with this initiative, the Company will permanently cease production at the Dublin location and will consolidate the distribution operations of its existing Old Fort, North Carolina location into the new, larger facility. The decision impacts approximately 325 employees, of which the Company expects approximately 75 to be employed in new positions. The costs incurred in connection with the decision to cease production at the Dublin facility consisted, primarily, of employee severance and benefits and other plant exit costs ($1.3 million), as well as fixed asset impairment charges ($2.9 million), primarily for machinery and equipment, associated with the affected facilities. In addition, adjustments totaling $0.2 million were recorded during the first quarter of fiscal 2005 to reverse certain accruals previously established in connection with an earlier plant consolidation plan which were no longer required.

        In addition, on July 1, 2005, the Company adopted the recognition and measurement provisions of FAS 123(R), Share-Based Payment, which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In adopting FAS 123(R), the Company applied the modified prospective approach to transition which requires that the provisions of FAS 123 (R) be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

        As a result of the adoption of FAS 123 (R), operating expenses for the three month period ended September 30, 2005 include share-based compensation expense totaling $1.1 million. For the prior year comparable period, during which time the Company applied the APB No. 25 intrinsic value method of measuring compensation cost, the cost associated with share-based compensation arrangements totaled $0.1 million. As of September 30, 2005, there was $1.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.1 years.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

        Including the restructuring and impairment charge of $4.2 million recorded in the first quarter of fiscal 2006, operating expenses increased $18.9 million, or 23.8%, to $98.3 million, or 39.1% of net sales, in the current year quarter from $79.4 million, or 34.5% of net sales, in the prior year quarter. This increase was primarily attributable to increased costs associated with the continued re-positioning of the Company’s retail stores to larger and more prominent locations which has resulted in higher costs associated with managerial salaries and benefits, advertising, occupancy, and delivery and warehousing. In addition, current quarter operating expenses were unfavorably impacted by the aforementioned restructuring and impairment charge, an increase in advertising costs within the wholesale segment as a result of the decision to use national television as an advertising medium during the period, increased distribution costs attributable to higher fuel and freight charges, and compensation expense recorded in connection with stock options and other share-based awards as a result of the Company’s adoption of FAS 123 (R) on July 1, 2005. These unfavorable variances were partially offset by cost savings attributable to the closure of selected plant locations in recent periods.

        Including the restructuring and impairment charge of $4.2 million recorded in the first quarter of fiscal 2006, operating income for the three months ended September 30, 2005 totaled $28.2 million, or 11.2% of net sales, compared to $31.0 million, or 13.4% of net sales, for the three months ended September 30, 2004. This represents a decrease of $2.8 million, and was attributable to the higher operating expenses referred to previously, partially offset by the overall increase in gross profit noted during the period.

        Including the restructuring and impairment charge of $4.2 million recorded in the first quarter of fiscal 2006, wholesale operating income for the three months ended September 30, 2005 totaled $29.8 million, or 16.7% of net sales, as compared to $28.3 million, or 17.5% of net sales, in the comparable prior year quarter. The increase of $1.5 million, or 5.3%, was primarily attributable to (i) the increase in wholesale sales volume, (ii) a reduction in costs associated with excess capacity at the Company’s manufacturing facilities, and, to a lesser extent, (iii) a modest price increase implemented during the period. These increases were partially offset by the aforementioned restructuring and impairment charge, an increase in advertising costs as a result of the decision to use national television as an advertising medium during the period, increased distribution costs attributable to higher fuel and freight charges, and compensation expense recorded in connection with stock options and other share-based awards as a result of the Company’s adoption of FAS 123 (R) on July 1, 2005.

        Operating income for the retail segment decreased $1.3 million to $1.7 million, or 1.1% of net retail sales, for the first quarter of fiscal 2006, as compared to $3.0 million, or 2.1% of net retail sales, for the first quarter of fiscal 2005. The decrease in retail operating income generated by Ethan Allen-owned stores is primarily attributable to higher operating expenses related to the continued re-positioning of the Company’s retail store network, and, to a lesser extent, the sell-off of floor inventory necessary to make room for new product introductions, partially offset by higher sales volume generated by comparable, and newly-opened (including relocations) or acquired stores.

        Interest and other related financing costs for the current quarter increased $0.3 million to $0.4 million from $0.1 million in the prior year quarter. The increase was due, primarily, to losses on certain hedging contracts entered into in connection with the recent issuance of senior unsecured debt, and additional interest expense incurred in connection with current period borrowing activity under the Company’s revolving credit facility.

        Income tax expense for the three months ended September 30, 2005 was $10.7 million as compared to $12.0 million for the three months ended September 30, 2004. The Company’s effective tax rate for the current quarter was 38.4%, down from 39.0% in the prior year quarter. The slightly lower effective tax rate was the result of tax planning measures implemented by the Company to offset the adverse impact of (i) recently-enacted changes within certain state tax legislation, and (ii) increased state income tax liability arising in connection with the operation of a greater number of Company-owned stores.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

        The Company recorded net income of $17.1 million for the quarter ended September 30, 2005, as compared to $18.8 million in the prior year quarter. Net income per diluted share totaled $0.49 for the current quarter and $0.51 per diluted share in the prior year quarter.

Financial Condition and Liquidity

        The Company’s principal sources of liquidity include cash and cash equivalents, cash flow from operations, and borrowing capacity under a $200.0 million revolving credit facility. In addition to the $200.0 million revolving credit component, the credit facility includes an accordion feature which provides for an additional $100.0 million of liquidity, if needed, as well as sub-facilities for trade and standby letters of credit of $100.0 million and swingline loans of $5.0 million.

        On September 27, 2005, the Company completed a private offering of $200.0 million in ten-year senior unsecured notes due 2015 (the “Senior Notes”). The Senior Notes were offered by Ethan Allen Global, Inc. (“Global”), a wholly-owned subsidiary of the Company, and have an annual coupon rate of 5.375%. The Company intends to utilize the net proceeds of $198.4 million to expand its retail network, invest in its manufacturing and logistics operations, and for other general corporate purposes.

        In connection with the issuance of the Senior Notes, Global, in July and August 2005, entered into 6 separate forward contracts to hedge the risk-free interest rate associated with $108.0 million of the related debt in order to minimize the negative impact of interest rate fluctuations on earnings, cash flows and equity. The forward contracts were entered into with a major banking institution thereby mitigating the risk of credit loss. Upon issuance of the Senior Notes and settlement of the related forward contracts, losses totaling $0.9 million were incurred representing the change in the fair value of the forward contracts since their respective trade dates. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended, it was determined that $0.1 million of the related losses was the result of hedge ineffectiveness and should be recognized as a charge to current period operations. The balance of the losses, $0.8 million, has, as of September 30, 2005, been included (on a net-of-tax basis) in the Consolidated Balance Sheet within accumulated other comprehensive income and will be amortized to interest expense over the life of the related debt.

        As of September 30, 2005 the Company maintained cash and short-term investments totaling $188.7 million and outstanding debt and capital lease obligations totaling $202.9 million. The current and long-term portions of the Company’s outstanding debt and capital lease obligations totaled $0.2 million and $202.7 million, respectively, at that date. The Company had no revolving loans outstanding under the credit facility as of September 30, 2005, and standby letters of credit outstanding under the facility at that date totaled $16.1 million. Remaining available borrowing capacity under the facility was $183.9 million at September 30, 2005.

        Net cash provided by operating activities totaled $45.6 million for the first three months of fiscal 2006 as compared to $37.4 million for the first three months of fiscal 2005. The period-over-period increase of $8.2 million was principally the result of (i) changes in accounts payable ($14.7 million effect) due, primarily, to increased payables associated with income taxes, advertising-related expenditures, imported products, and other items arising in the ordinary course of business, (ii) restructuring and impairment charges ($4.4 million effect), (iii) changes in customer deposits ($3.3 million effect) reflecting the period-to-period change in the level of written and delivered sales, (iv) changes in accrued expenses ($2.0 million effect) as a result of normal business activity, and (v) compensation expense related to stock option grants and restricted stock awards ($1.1 million effect) as a result of the Company’s adoption of FAS 123 (R) on July 1, 2005. These favorable variances were offset partially by unfavorable variances related to (i) changes in inventories ($12.0 million effect) which, net of acquired inventory, increased $4.3 million in the current period as compared to a decline of $7.7 million in the prior year period, (ii) deferred income taxes ($4.4 million effect), and (iii) a decrease in net income ($1.6 million effect).

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

        The increase in inventory levels from June 2005 was the result, primarily, of an increase in finished goods as a result of additional in-transit imported product and, within the retail segment, the higher volume of wholesale shipments occurring during the period. In addition, raw material inventories within the Upholstery division increased in anticipation of future production needs. These increases were partially offset by a modest decline in work-in-process inventories stemming from the increase in delivered sales and better Company-wide management of inventories.

        Net cash used in investing activities totaled $6.9 million for the first three months of fiscal 2006 compared to $7.2 million in the prior year period. The period-over-period decrease of $0.3 million was due, primarily, to a decrease in cash utilized for capital expenditures, exclusive of acquisitions, of $2.6 million and an increase in proceeds from the disposal of certain property, plant and equipment of $0.2 million. These factors were partially offset by a $1.6 million increase in cash utilized to fund acquisition activity and cash payments on hedging contracts totaling $0.9 million. The current level of capital spending is principally attributable to (i) new store development and renovation, (ii) Company-wide technology initiatives, and (iii) improvements within the Company’s remaining manufacturing facilities. The Company anticipates that cash from operations will be sufficient to fund future capital expenditures.

        Net cash provided by financing activities totaled $146.5 million for the three months ended September 2005 as compared to cash used of $22.1 million in the prior year period. The period-over-period increase of $168.6 million was the result, primarily, of the receipt of the net proceeds ($198.4 million) associated with the issuance of senior unsecured debt during the period. This favorable variance was partially offset by unfavorable variances related to (i) an increase in payments related to the acquisition of treasury stock ($18.2 million), (ii) net borrowing activity on the Company’s revolving credit facility ($8.0 million), (iii) an increase cash utilized in the payment of deferred financing costs ($2.0 million), and (iv) an increase in cash utilized in the payment of dividends ($1.5 million).

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

        During the three months ended September 30, 2005 and 2004, the Company repurchased and/or retired the following shares of its common stock:

	Three Months Ended September 30,
	2005	2004(1)
Common shares repurchased	1,140,000	624,500
Cost to repurchase common shares	$36,799,643	$21,760,694
Average price per share	$32.28	$34.85

(1)	The cost to repurchase shares during the three months ended September 30, 2004 reflects $3,933,146 in common stock repurchases with a September 2004 trade date and an October 2004 settlement date, and excludes $745,735 in common stock purchases with a June 2004 trade date and a July 2004 settlement date.

        For each of the periods presented above, the Company funded its purchases of treasury stock with existing cash on hand and cash generated through current period operations. As of September 30, 2005, the Company had a remaining Board authorization to repurchase 860,000 shares.

        Subsequent to September 30, 2005 and through November 8, 2005, the Company repurchased, in 8 separate open market transactions, an additional 466,900 shares of

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

its common stock at a total cost of $14.3 million, representing an average price per share of $30.71. As of November 8, 2005, the Company had a remaining Board authorization to repurchase 393,100 shares.

        As of September 30, 2005, aggregate scheduled maturities of long-term debt, including capital lease obligations, for each of the next five fiscal years are: $0.2 million in fiscal 2006; and less than $0.1 million in each of fiscal 2007, fiscal 2008, fiscal 2009, and fiscal 2010. The balance of the Company’s long-term debt and capital lease obligations ($202.5 million) matures in fiscal years 2011 and thereafter. The Company believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements. As of September 30, 2005, the Company had working capital of $294.5 million and a current ratio of 2.85 to 1.

        The following table summarizes, as of September 30, 2005, the timing of cash payments related to the Company’s outstanding contractual obligations (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Long-term debt obligations	$202,872	$216	$79	$83	$202,494
Capital lease obligations	16	16	--	--	--
Operating lease obligations	178,509	31,498	51,819	36,917	58,275
Letters of credit	16,134	16,134	--	--	--
Purchase obligations (1)	--	--	--	--	--
Other long-term liabilities	407	44	89	65	209

Total contractual obligations	$397,938	$47,908	$51,987	$37,065	$260,978

(1)	For purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. While the Company is not a party to any significant long-term supply contracts or purchase commitments, the Company does, in the normal course of business, regularly initiate purchase orders for the procurement of (i) selected finished goods sourced from third-party vendors, (ii) lumber, fabric, leather and other raw materials used in production, and (iii) certain outsourced services. All purchase orders are based on current needs and are fulfilled by suppliers within short time periods. At any point in time, the Company’s open purchase orders with respect to such goods and services totals approximately $55.0 to $65.0 million.

Off-Balance Sheet Arrangements and Other Commitments, Contingencies and Contractual Obligations

        Except as indicated below, the Company does not utilize or employ any off-balance sheet arrangements, including special-purpose entities, in operating its business. As such, the Company does not maintain, as of September 30, 2005, any (i) retained or contingent interests, (ii) derivative instruments, or (iii) variable interests which could serve as a source of potential risk to its future liquidity, capital resources and results of operations.

        In connection with the issuance of the Senior Notes, Global, in July and August 2005, entered into 6 separate forward contracts to hedge the risk-free interest rate associated with $108.0 million of the related debt in order to minimize the negative impact of interest rate fluctuations on earnings, cash flows and equity. The forward contracts were entered into with a major banking institution thereby mitigating the risk of credit loss. As of September 30, 2005, the Senior Notes had been issued and the related forward contracts were no longer outstanding. At the present time, the Company has no current plans to engage in further hedging activities.

        The Company, may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on the underlying

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

relationship of the benefiting party to the Company and the business purpose for which the guarantee or obligation is being provided. Details of those arrangements for which the Company acts as guarantor or obligor are provided below.

Retailer-Related Guarantees

        Ethan Allen has obligated itself, on behalf of one of its independent retailers, with respect to a $1.5 million credit facility (the “Credit Facility”) comprised of a $1.1 million revolving line of credit and a $0.4 million term loan. This obligation requires the Company, in the event of the retailer’s default under the Credit Facility, to repurchase the retailer’s inventory, applying such purchase price to the retailer’s outstanding indebtedness under the Credit Facility. The Company’s obligation remains in effect for the life of the term loan which expires in April 2008. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this obligation is limited to the amount outstanding under the Credit Facility at the time of default (subject to pre-determined lending limits based on the value of the underlying inventory) and, as such, is not an estimate of future cash flows. No specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this obligation, except to the extent that the Company maintains the right to take title to the repurchased inventory. Management anticipates that the repurchased inventory could subsequently be sold through the Company’s retail store network. As of September 30, 2005, the amount outstanding under the Credit Facility totaled approximately $1.1 million, of which $0.9 million was outstanding under the revolving credit line. Management expects that, based on the underlying creditworthiness of the respective retailer, this obligation will expire without requiring funding by the Company. However, in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, a liability has been established to reflect the Company’s non-contingent obligation under this arrangement as a result of modifications made to the Credit Facility subsequent to January 1, 2003. As of September 30, 2005, the carrying amount of such liability is less than $50,000.

Indemnification Agreement

        In connection with the Company’s joint venture arrangement with United Kingdom-based MFI Furniture Group Plc., Ethan Allen has entered into a tax cross-indemnification agreement with the joint venture partner. The indemnification agreement stipulates that both parties agree to pay fifty percent of the amount of any tax liability arising as a result of (i) an adverse tax judgment or (ii) the imposition of additional taxes against either partner, and attributable to the operations of the joint venture. The indemnification agreement is effective until such time that the joint venture is terminated. At the present time, management anticipates that the joint venture will continue to operate for the foreseeable future.

        The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this indemnification agreement is indeterminable as no such tax liability currently exists. Further, the nature, extent and magnitude of any such tax liability arising in the future as a result of an adverse tax judgment or change in applicable tax law cannot be estimated with any reasonable certainty. It should be further noted that no recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this indemnification agreement. Management expects, based on its current understanding of the applicable tax laws and the existing legal structure of the joint venture, subject to future changes in applicable laws and regulations, this cross-indemnity agreement will expire without requiring funding by the Company. Accordingly, as of September 30, 2005, the carrying amount of the liability related to this indemnification agreement is zero.

Product Warranties

        The Company’s products, including its case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to five years and are provided based on terms that are generally accepted in the industry. All of the Company’s domestic independent retailers are required to enter into, and perform in accordance with

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

the terms and conditions of, a warranty service agreement. The Company records provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and makes periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of the Company’s historical experience. The Company provides for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company’s historical experience. As of September 30, 2005, the Company’s product warranty liability totaled $1.4 million.

Business Outlook

        Despite encouraging signs noted during the past three months, the Company has experienced inconsistent business activity throughout much of the last year. Macro-economic factors, including the ongoing war in Iraq, rising fuel prices, the threat of further interest rate increases, and uncertainty within the stock markets, continue to hamper consumer confidence. In addition, several industry participants have recently expressed concern with respect to potential shortages of petroleum-based raw materials (specifically foam and fiber), and/or significant price increases associated with such raw materials, as a result of the hurricane activity noted throughout the Gulf region during the past three months. At this time, the Company has not encountered any significant difficulties in procuring the necessary raw materials used in its manufacturing activities.

        Despite the ongoing economic challenges, the Company believes it is well-positioned for the next phase of economic growth as a result of (i) its established brand, (ii) its comprehensive complement of home decorating solutions, and (iii) its vertically-integrated business model. Should the economy strengthen, however, it is also possible that costs associated with production (including raw materials and labor), distribution (including freight and fuel charges), and retail operations (including compensation, delivery and warehousing, occupancy and advertising expenses) may continue to increase. Similarly, continued increases in interest rates and crude oil prices could serve to further adversely impact the level of discretionary spending on the part of consumers. We cannot reasonably predict when, or to what extent, such events may occur or what effect, if any, such events may have on the Company’s consolidated financial condition or results of operations.

        The industry remains extremely competitive with domestic manufacturers facing continued pricing pressure as a result of the manufacturing capabilities developed during recent years in other countries, specifically within Asia. In response to these pressures, a large number of U.S. furniture manufacturers and retailers, including Ethan Allen, have increased their overseas sourcing activities in an attempt to maintain a competitive advantage and retain market share. At the present time, the Company manufactures and/or assembles approximately 65-70% of its products. Management of the Company continues to believe that a balanced approach to product sourcing, which includes the domestic manufacture of certain product offerings coupled with the import of other selected products, provides the greatest degree of flexibility and is the most effective approach to ensuring that acceptable levels of quality, service and value are attained.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

        The Company is exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates.

        Interest rate risk exists primarily through the Company’s borrowing activities. Ethan Allen’s policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements and long-term debt is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.

        For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but do not impact earnings or cash flows. At September 30, 2005, the Company had no floating-rate debt obligations outstanding. Further, as the Company completed its private offering of the Senior Notes on September 27, 2005, management believes that the fair value of its fixed-rate debt obligations approximates carrying value as of September 30, 2005.

        Foreign currency exchange risk is primarily limited to its operation of 5 Ethan Allen-owned retail stores located in Canada as substantially all purchases of imported parts and finished goods are denominated in United States dollars. As such, gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on the Company’s consolidated results of operations.

        Historically, the Company has not entered into financial instrument, including derivative, transactions for trading or other speculative purposes or to manage interest rate or currency exposure. However, in connection with the issuance of the Senior Notes, Global, in July and August 2005, entered into 6 separate forward contracts to hedge the risk-free interest rate associated with $108.0 million of the related debt in order to minimize the negative impact of interest rate fluctuations on earnings, cash flows and equity. The forward contracts were entered into with a major banking institution thereby mitigating the risk of credit loss. As of September 30, 2005, the Senior Notes had been issued and the related forward contracts were no longer outstanding. At the present time, the Company has no current plans to engage in further hedging activities.

Item 4.   Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

        Ethan Allen’s management, including the Chairman of the Board and Chief Executive Officer (“CEO”) and the Vice President-Finance (“VPF”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company, which is required to be included in the Company’s periodic filings under the Exchange Act, was made known to them in a timely manner.

Changes in Internal Control over Financial Reporting

        There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

        There has been no material change to the matters discussed in Part I, Item 3 — Legal Proceedings in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission as of September 13, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        Certain information regarding purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended September 30, 2005 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (c)
July 2005 (a)	100,000	$33.16	100,000	1,900,000
August 2005 (b)	1,040,000	$32.20	1,040,000	860,000
September 2005	--	$--	--	860,000

Total	1,140,000	$32.28	1,140,000

(a)	Purchased in one open market transaction on a single day.
(b)	Purchased in sixteen separate open market transactions on sixteen different days.
(c)	On November 21, 2002, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 2,000,000 shares of its common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. Subsequent to that date, the Board of Directors increased the remaining authorization as follows: from 904,755 shares to 2,500,000 shares on April 27, 2004; from 753,600 shares to 2,000,000 shares on November 16, 2004; and from 691,100 shares to 2,000,000 shares on April 26, 2005.

        Subsequent to September 30, 2005 and through November 8, 2005, the Company repurchased, in 8 separate open market transactions, an additional 466,900 shares of its common stock at a total cost of $14.3 million, representing an average price per share of $30.71. As of November 8, 2005, the Company had a remaining Board authorization to repurchase 393,100 shares.

Item 3.   Defaults Upon Senior Securities

        None.

Item 4.   Submission of Matters to a Vote of Security Holders

        None.

Item 5.   Other Information

        On July 26, 2005, in accordance with the Company’s 1992 Stock Option Plan, each of the Company’s 6 independent directors was awarded 3,000 options to purchase shares of the Company’s common stock. The options have an exercise price of $32.74 per share, representing the closing market price on the date of grant, vest ratably over a 2-year period, and have a 10-year contractual life.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

DATE: November 9, 2005	BY:/s/ M. Farooq Kathwari M. Farooq Kathwari Chairman, President and Chief Executive Officer (Principal Executive Officer)

DATE: November 9, 2005	BY:/s/ Jeffrey Hoyt Jeffrey Hoyt Vice President, Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Exhibit

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer