Form 10-Q
period 2005-12-31
ETHAN ALLEN INTERIORS INC
filed 2006-02-01
CIK 896156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2005

or

[   ]      TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

Commission File Number:	1-11692

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

[X] Yes [    ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[    ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At December 31, 2005, there were 32,987,151 shares
of Class A Common Stock, par value $.01, outstanding.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Item	Page
Part I - Financial Information
1. Financial Statements as of December 31, 2005 (unaudited) and June 30, 2005 and for the three and six months ended December 31, 2005 and 2004 (unaudited)
Consolidated Balance Sheets	2
Consolidated Statements of Operations	3
Consolidated Statements of Cash Flows	4
Consolidated Statements of Shareholders' Equity	5
Notes to Consolidated Financial Statements	6
2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15
3. Quantitative and Qualitative Disclosures About Market Risk	27
4. Controls and Procedures	27
Part II - Other Information
1. Legal Proceedings	28
1A. Risk Factors	28
2. Unregistered Sales of Equity Securities and Use of Proceeds	28
3. Defaults Upon Senior Securities	28
4. Submission of Matters to a Vote of Security Holders	28
5. Other Information	28
6. Exhibits	29
Signatures	30

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2005 (unaudited)	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$175,008	$3,448
Accounts receivable, less allowance for doubtful accounts of $2,079 at December 31, 2005 and $2,102 at June 30, 2005	22,870	28,019
Inventories (note 4)	194,491	186,479
Prepaid expenses and other current assets	32,373	37,084
Deferred income taxes	9,977	9,359

Total current assets	434,719	264,389

Property, plant and equipment, net	281,385	275,211
Goodwill and other intangible assets (notes 6 and 7)	85,249	82,897
Other assets (note 8)	6,556	5,889

Total assets	$807,909	$628,386

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$221	$240
Customer deposits	48,618	53,654
Accounts payable	33,999	19,352
Accrued compensation and benefits	30,346	29,916
Accrued expenses and other current liabilities (note 5)	30,116	30,804

Total current liabilities	143,300	133,966

Long-term debt (note 8)	202,687	12,270
Other long-term liabilities	12,109	12,445
Deferred income taxes	31,936	35,637

Total liabilities	390,032	194,318
Shareholders' equity:
Class A common stock, par value $.01, 150,000,000 shares authorized; 46,615,471 shares issued at December 31, 2005 and 46,585,896 shares issued at June 30, 2005	466	466
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at December 31, 2005 and June 30, 2005	—	—
Preferred stock, par value $.01, 1,055,000 shares authorized; no shares issued and outstanding at December 31, 2005 and June 30, 2005	—	—
Additional paid-in capital	305,126	302,620

	305,592	303,086
Less: Treasury stock (at cost), 13,628,320 shares at December 31, 2005 and 12,071,866 shares at June 30, 2005	(387,338)	(337,635)
Retained earnings	498,884	467,566
Accumulated other comprehensive income (notes 8 and 11)	739	1,051

Total shareholders' equity	417,877	434,068

Total liabilities and shareholders' equity	$807,909	$628,386

        See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Net sales	$276,003	$245,252	$527,317	$475,598

Cost of sales	136,149	125,808	260,923	245,772

Gross profit	139,854	119,444	266,394	229,826

Operating expenses:
Selling	54,511	47,678	107,951	91,842
General and administrative (note 3)	41,055	35,243	81,720	70,673
Restructuring and impairment charge (credit) (note 5)	—	(52)	4,241	(219)

Total operating expenses	95,566	82,869	193,912	162,296

Operating income	44,288	36,575	72,482	67,530

Interest and other miscellaneous income, net	1,161	1,301	1,203	1,246

Interest and other related financing costs	2,974	138	3,402	287

Income before income taxes	42,475	37,738	70,283	68,489

Income tax expense	16,311	14,604	26,989	26,597

Net income	$26,164	$23,134	$43,294	$41,892

Per share data (note 10):

Basic earnings per common share:

Net income per basic share	$0.79	$0.65	$1.29	$1.17

Basic weighted average common shares	33,078	35,601	33,499	35,906

Diluted earnings per common share:

Net income per diluted share	$0.77	$0.63	$1.26	$1.14

Diluted weighted average common shares	33,845	36,564	34,236	36,831

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2005	2004
Operating activities:
Net income	$43,294	$41,892
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	10,855	10,646
Compensation expense related to stock option grants and restricted stock awards	1,413	253
Provision (benefit) for deferred income taxes	(3,977)	981
Restructuring and impairment charges (credits)	4,241	(219)
(Gain)loss on disposal of property, plant and equipment	1,748	(1,273)
(Gain)loss on sale of retail stores	—	(627)
Other	137	21
Change in assets and liabilities, net of the effects of acquired and divested businesses:
Accounts receivable	4,488	5,666
Inventories	(4,359)	14,133
Prepaid expenses and other current assets	3,544	(1,159)
Other assets	474	(621)
Customer deposits	(7,125)	(4,474)
Accounts payable	14,764	(1,207)
Accrued expenses and other current liabilities	(3,020)	2,745
Other long-term liabilities	(336)	51

Net cash provided by operating activities	66,141	66,808

Investing activities:
Purchases of short-term investments	—	(12,000)
Proceeds from the sale of short-term investments	—	6,000
Proceeds from the disposal of property, plant and equipment	1,568	4,114
Proceeds from the sale of retail stores	—	2,094
Capital expenditures	(21,149)	(15,416)
Acquisitions	(1,690)	(750)
Cash payments on hedging contracts	(930)	—
Other	904	379

Net cash used in investing activities	(21,297)	(15,579)

Financing activities:
Borrowings on revolving credit facility	17,000	—
Payments on revolving credit facility	(25,000)	—
Net proceeds from issuance of long-term debt	198,396	—
Payments on long-term debt and capital leases	(40)	(4,676)
Net proceeds from issuance of common stock	518	903
Payment of deferred financing costs	(2,095)	—
Payment of cash dividends	(11,220)	(9,062)
Purchases and other retirements of company stock	(51,137)	(39,102)

Net cash provided by (used in) financing activities	126,422	(51,937)

Effect of exchange rate changes on cash	294	225

Net increase (decrease) in cash and cash equivalents	171,560	(483)

Cash and cash equivalents - beginning of year	3,448	27,528

Cash and cash equivalents - end of period	$175,008	$27,045

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Six Months Ended December 31, 2005

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance at June 30, 2005	$466	$302,620	$(337,635)	$1,051	$467,566	$434,068
Compensation expense associated with share-based awards	—	1,413	—	—	—	1,413

Issuance of 29,575 shares of common stock upon the exercise of share-based awards	—	518	—	—	—	518

Tax benefit associated with the exercise of share-based awards	—	89	—	—	—	89

Charge for early vesting of share- based awards	—	15	—	—	—	15

Treasury shares issued in connection with retail store acquisition (50,466 shares)	—	471	1,434	—	—	1,905

Purchase/retirement of 1,606,900 shares of company stock	—	—	(51,137)	—	—	(51,137)

Dividends declared on common stock	—	—	—	—	(11,976)	(11,976)

Other comprehensive income
(notes 8 and 11):
Currency translation adjustments	—	—	—	157	—	157
Loss on derivatives, net-of-tax	—	—	—	(469)	—	(469)
Net income	—	—	—	—	43,294	43,294

Total comprehensive income						42,982

Balance at December 31, 2005	$466	$305,126	$(387,338)	$739	$498,884	$417,877

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

(2)       Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

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

While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied. In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, was issued

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to July 1, 2005.

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

As a result of the adoption of FAS 123 (R), the Company’s results for the three and six month periods ended December 31, 2005 include share-based compensation expense totaling $0.3 million and $1.4 million, respectively. Such amounts have been included in the Consolidated Statements of Operations within general and administrative expenses. During the three and six month periods ended December 31, 2005, the Company recognized related tax benefits associated with its share-based compensation arrangements totaling $0.1 million and $0.5 million, respectively.

The following table, which addresses the disclosure requirements of FAS No. 148, illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable periods.

(in thousands, except per share data)	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004

Net income as reported	$23,134	$41,892

Add: Stock-based employee compensation expense (benefit) included in reported net income, net of related tax effects	107	155

Deduct: Stock-based employee compensation expense determined under the fair value- based method for all awards granted since July 1, 1995, net of related tax effects	(1,766)	(3,365)

Pro forma net income	$21,475	$38,682

Net income per share:
Basic - as reported	$0.65	$1.17

Basic - pro forma	$0.60	$1.08

Diluted - as reported	$0.63	$1.14

Diluted - pro forma	$0.59	$1.06

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)       Inventories

Inventories at December 31, 2005 and June 30, 2005 are summarized as follows (in thousands):

	December 31, 2005	June 30, 2005
Finished goods	$156,069	$149,322
Work in process	8,338	8,437
Raw materials	30,084	28,720

	$194,491	$186,479

Inventories are presented net of a related valuation allowance of $3.0 million at December 31, 2005 and $2.7 million at June 30, 2005.

(5)       Restructuring and Impairment Charge

On September 7, 2005, the Company announced a plan to convert one of its existing manufacturing facilities into a regional distribution center. The facility, involved in the production of wood case goods furniture, is located in Dublin, Virginia. In connection with this initiative, the Company permanently ceased production at the Dublin location and is currently in process of consolidating the distribution operations of its existing Old Fort, North Carolina location into the new, larger facility. The decision impacts approximately 325 employees, of which the Company expects approximately 75 to be employed in new positions. The Company recorded a pre-tax restructuring and impairment charge of $4.2 million during the quarter ended September 30, 2005, of which $1.3 million was related to employee severance and benefits and other plant exit costs, and $2.9 million was related to fixed asset impairment charges, primarily for machinery and equipment, stemming from the decision to cease production activities.

As of December 31, 2005, restructuring reserves totaling $0.6 million were included in the Consolidated Balance Sheet as an accrued expense within current liabilities. Activity in the Company’s restructuring reserves is summarized as follows (in thousands):

	Original Charges	Cash Payments	Non-cash Utilized	Balance at December 31, 2005
Employee severance and other
related payroll and benefit costs	$1,266	$(714)	$—	$552
Other plant exit costs	60	(60)	—	—
Write-down of long-lived assets	2,915	—	(2,915)	—

	$4,241	$(774)	$(2,915)	$552

(6)       Business Acquisitions

During the three months ended December 31, 2005, the Company acquired two Ethan Allen retail stores from an independent retailer for total consideration of $2.5 million, which includes 50,446 shares of the Company’s stock issued on the closing date and 15,760 shares of the Company’s stock held in escrow pending completion of a contractual holdback period. As a result of this acquisition, the Company (i) recorded additional inventory of $2.3 million and other assets of $1.0 million, and (ii) assumed customer deposits of $1.5 million and accounts payable and other liabilities of $0.5 million. Goodwill associated with this acquisition totaled $1.2 million.

During the three months ended September 30, 2005, the Company acquired three Ethan Allen retail stores from an independent retailer for total consideration of $1.9 million. As a result of this acquisition, the Company (i) recorded additional inventory of $1.3 million and other assets of $0.3 million, and (ii) assumed customer deposits of $0.6 million. Goodwill associated with this acquisition totaled $0.9 million.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During the three months ended December 31, 2004, the Company acquired one Ethan Allen retail store from an independent retailer for total consideration of approximately $0.8 million. As a result of this acquisition, the Company (i) recorded additional inventory of $0.6 million and other assets of $0.1 million, and (ii) assumed customer deposits of $0.5 million and accounts payable and other liabilities of $0.1 million. Goodwill associated with this acquisition totaled $0.6 million.

Goodwill associated with the Company’s acquisitions represents the premium paid to the seller related to the acquired business (i.e. market presence) and other fair value adjustments to the assets acquired and liabilities assumed. Further discussion of the Company’s goodwill and other intangible assets can be found in Note 7.

A summary of the Company’s allocation of purchase price is provided below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Nature of acquisition	2 stores	1 store	5 stores	1 store
Total consideration	$2,505	$879	$4,454	$879
Assets acquired and liabilities assumed:
Inventory	2,319	631	3,653	631
PP&E and other assets	1,010	153	1,171	153
Customer deposits	(1,508)	(523)	(2,089)	(523)
A/P and other liabilities	(557)	—	(470)	—

Goodwill	$1,241	$618	$2,189	$618

(7)       Goodwill and Other Intangible Assets

As of December 31, 2005, the Company had goodwill, including product technology, of $65.5 million and other identifiable intangible assets of $19.7 million. Comparable balances as of June 30, 2005 were $63.2 million and $19.7 million, respectively.

Goodwill in the wholesale and retail segments was $27.5 million and $38.0 million, respectively, at December 31, 2005 and $27.5 million and $35.7 million, respectively, at June 30, 2005. The wholesale segment, at both dates, includes additional intangible assets of $19.7 million. These assets represent Ethan Allen trade names which are considered to have indefinite useful lives.

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

(8)       Senior Unsecured Notes

On September 27, 2005, the Company completed a private offering of $200.0 million of ten-year senior unsecured notes due 2015 (the “Senior Notes”). The Senior Notes, which have been offered by Global, have an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2006. Proceeds received in connection with the issuance of the Senior Notes, net of a related discount of $1.6 million, totaled $198.4 million. The Company intends to use the net proceeds from the offering to expand its retail network, invest in its manufacturing and logistics operations, and for other general corporate purposes. As of December 31, 2005, the net proceeds have been included in

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

the Consolidated Balance Sheet within long-term debt. The discount on the Senior Notes will be amortized to interest expense over the life of the related debt.

In connection with the offering, debt issuance costs totaling $1.8 million were incurred related, primarily, to banking, legal, accounting, rating agency, and printing services. As of December 31, 2005, these costs have been included in the Consolidated Balance Sheet as deferred financing costs within other assets and will be amortized to interest expense over the life of the Senior Notes.

The Senior Notes may be redeemed in whole or in part, at Global’s option at any time at the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes to be redeemed, discounted to the date of redemption on a semi-annual basis at the applicable treasury rate plus 20 basis points, plus, in each case, accrued and unpaid interest to the redemption date. In the event of default, the trustee or the holders of 25% of the outstanding principal amount of the Senior Notes may accelerate payment of principal, premium, if any, and accrued and unpaid interest. Events of default include failure to pay in accordance with the terms of the indenture, including failure, under certain circumstances, to pay indebtedness other than the Senior Notes.

Global has agreed to file an exchange offer registration statement under the Securities Act of 1933 (the “Securities Act”) covering an exchange offer of registered notes in exchange for the Senior Notes. The registered notes would be identical to the Senior Notes in all respects except that such registered notes would be freely tradable under the Securities Act. If an exchange offer registration statement is not permitted under applicable law, Global agrees to file a shelf registration permitting the resale of the Senior Notes under the Securities Act. If the exchange offer has not been completed or the shelf registration statement has not been declared effective by the earlier of March 27, 2006 or, if an exchange offer has been commenced, with respect to Senior Notes ineligible for participation in the exchange offer, 90 days after a request by the initial purchaser holding such Senior Notes, Global has agreed to pay an increased interest rate to holders of the Senior Notes. Following a default caused by the lack of an effective registration statement by such date, for the first subsequent 90-day period, the interest rate on the Senior Notes will accrue at an increased rate per annum of 0.50% of principal amount, and following such 90-day period, the interest rate on the Senior Notes will accrue at an additional increased rate per annum of 0.50% of principal amount (for a total increased rate per annum of 1.00%) until the exchange offer is completed, the shelf registration is declared effective by the SEC or the Senior Notes otherwise become freely tradable under the Securities Act. Under certain circumstances, Global has the right to suspend resales under the registration statement.

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

Upon issuance of the Senior Notes and settlement of the related forward contracts, losses totaling $0.9 million were incurred representing the change in the fair value of the forward contracts since their respective trade dates. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended, it was determined that a portion of the related losses was the result of hedge ineffectiveness and, as such, $0.1 million of the losses was included, within interest and other related financing costs, in the Consolidated Statement of Operations for the three month period ended September 30, 2005. The balance of the losses, $0.8 million, has, as of December 31, 2005, been included (on a net-of-tax basis) in the Consolidated Balance Sheet within accumulated other

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

comprehensive income and will be amortized to interest expense over the life of the Senior Notes.

(9)       Litigation

The Company is subject to various environmental laws and regulations. Under these laws, the Company is, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials.

As of December 31, 2005, the Company has been named as a potentially responsible party (“PRP”) with respect to the remediation of four active sites currently listed, or proposed for inclusion, on the National Priorities List (“NPL”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (“CERCLA”). The sites are located in Lyndonville, Vermont; Southington, Connecticut; High Point, North Carolina; and Atlanta, Georgia.

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

As of December 31, 2005, the Company believes that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(10)      Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Weighted average common shares
outstanding for basic calculation	33,078	35,601	33,499	35,906
Effect of dilutive stock options and awards	767	963	737	925

Weighted average common shares outstanding, adjusted for diluted calculation	33,845	36,564	34,236	36,831

As of December 31, 2005 and 2004, stock options to purchase 719,187 and 99,579 common shares, respectively, had exercise prices which exceeded the average market price of the Company’s common stock for the corresponding period. These options have been excluded from the respective diluted earnings per share calculation as their impact is anti-dilutive.

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

The Company’s accumulated other comprehensive income, which is comprised of losses on certain derivative instruments and accumulated foreign currency translation adjustments, totaled $0.7 million at December 31, 2005 and $1.1 million at June 30, 2005. Losses on derivative instruments are the result of hedging contracts entered into in connection with the issuance of the Senior Notes (see Note 8). Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to the operations of 5 Ethan Allen-owned retail stores located in Canada. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

(12)      Segment Information

The Company’s reportable segments represent strategic business areas which, although they operate separately, both offer the Company’s complete line of home furnishings through their own distinctive services. The Company’s operations are classified into two such segments: wholesale and retail.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

A breakdown of wholesale sales by these product lines for the three and six months ended December 31, 2005 and 2004 is provided below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Case Goods	50%	49%	50%	50%
Upholstered Products	35	37	35	36
Home Accessories and Other	15	14	15	14

	100%	100%	100%	100%

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

        The following table presents segment information for the three and six months ended December 31, 2005 and 2004 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net Sales:
Wholesale segment	$187,535	$161,335	$365,961	$322,650
Retail segment	179,994	155,830	338,374	297,540
Elimination of inter-company sales	(91,526)	(71,913)	(177,018)	(144,592)

Consolidated Total	$276,003	$245,252	$527,317	$475,598

Operating Income:
Wholesale segment (1)	$33,494	$26,765	$63,309	$55,019
Retail segment	9,441	5,985	11,109	8,950
Elimination of inter-company profit (2)	1,353	3,825	(1,936)	3,561

Consolidated Total	$44,288	$36,575	$72,482	$67,530

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Capital Expenditures:
Wholesale segment	$951	$1,724	$1,877	$3,018
Retail segment	15,357	6,212	19,272	12,398
Acquisitions (3)(4)	—	696	1,690	750

Consolidated Total	$16,308	$8,632	$22,839	$16,166

	December 31, 2005	June 30, 2005
Total Assets:
Wholesale segment (5)	$509,379	$348,346
Retail segment	332,110	311,263
Inventory profit elimination (6)	(33,580)	(31,223)

Consolidated Total	$807,909	$628,386

(1)	Operating income for the wholesale segment for the six months ended December 31, 2005 includes a pre-tax restructuring and impairment charge of $4.2 million recorded during the three month period ended September 30, 2005.
(2)	Represents the change in the inventory profit elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned store inventory existing at the end of the period. See footnote 4 below.
(3)	For the three months ended December 31, 2005, acquisitions include the purchase of 2 retail stores. For the six months ended December 31, 2005, acquisitions include the purchase of 5 retail stores. For the three and six months ended December 31, 2004, acquisitions include the purchase of 1 retail store.
(4)	The 2 retail stores purchased during the three months ended December 31, 2005 were acquired in exchange for shares of the Company’s common stock. See Note 6.
(5)	Total assets of the wholesale segment at December 31, 2005 include proceeds received in connection with the issuance, by Ethan Allen Global, Inc., of $200.0 million in ten-year senior unsecured notes on September 27, 2005. See Note 8.
(6)	Represents the embedded wholesale profit contained in Ethan Allen-owned store inventory that has not yet been realized. These profits are realized when the related inventory is sold.

At December 31, 2005, there were 34 Ethan Allen retail stores located outside the United States, of which 29 were independently-owned. The Company’s net sales derived from sales to non-domestic, independently-owned retail stores totaled less than 2% of consolidated sales for the three and six month periods ended December 31, 2005 and 2004.

(13)     Recent Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Award Payments (“FSP 123(R)-3”). The provisions of FSP 123(R)-3 set forth an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS No. 123(R). The Company, which is currently evaluating its available transition alternatives, has until November 2006 to make its one-time election.

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

        Inventories – Inventories (finished goods, work in process and raw materials) are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory (i.e., material, labor and manufacturing overhead costs). The Company estimates an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

        Revenue Recognition – Revenue is recognized when all of the following have occurred: persuasive evidence of a sales arrangement exists (e.g., a wholesale purchase order or retail sales invoice); the sales arrangement specifies a fixed or determinable sales price; product is shipped or services are provided to the customer; and collectibility is reasonably assured. This occurs upon the shipment of goods to independent retailers or, in the case of Ethan Allen-owned retail stores, upon delivery to the customer. Recorded sales provide for estimated returns and allowances. The Company permits retail customers to return defective products and incorrect shipments, and terms offered by the Company are standard for the industry.

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

        Retail Store Acquisitions – The Company accounts for the acquisition of retail stores and related assets in accordance with Statement of Financial Accounting Standards (“FAS”) No. 141, Business Combinations, which requires application of the purchase method for all business combinations initiated after June 30, 2001. Accounting for these transactions as purchase business combinations requires the allocation of purchase price paid to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition, the determination of which requires management judgment. The amount paid in excess of the fair value of net assets acquired is accounted for as goodwill.

        Impairment of Long-Lived Assets and Goodwill – The Company periodically evaluates whether events or circumstances have occurred that indicate that long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. The long-term nature of these assets requires the estimation of its cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test.

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

        Other Loss Reserves – The Company has a number of other potential loss exposures incurred in the ordinary course of business such as environmental claims, product liability, litigation, tax liabilities, non-recurring restructuring charges, and the recoverability of deferred income tax benefits. Establishing loss reserves for these matters requires management’s estimate and judgment with regard to maximum risk exposure and ultimate liability or realization. As a result, these estimates are often developed with the Company’s counsel, or other appropriate advisors, and are based on management’s current understanding of the underlying facts and circumstances. Because of uncertainties related to the ultimate outcome of these issues or the possibility of changes in the underlying facts and circumstances, additional charges related to these issues could be required in the future.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Results of Operations

        Ethan Allen’s revenues are comprised of (i) wholesale sales to independently-owned and Company-owned retail stores and (ii) retail sales of Company-owned stores. See Note 12 to the Company’s Consolidated Financial Statements for the three and six months ended December 31, 2005 and 2004.

        The components of consolidated revenue and operating income were as follows (in millions):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Revenue:
Wholesale segment	$187.5	$161.3	$366.0	$322.7
Retail segment	180.0	155.8	338.3	297.5
Elimination of inter-company sales	(91.5)	(71.9)	(177.0)	(144.6)

Consolidated Revenue	$276.0	$245.2	$527.3	$475.6

Operating Income:
Wholesale segment (1)	$33.5	$26.8	$63.3	$55.0
Retail segment	9.4	6.0	11.1	8.9
Elimination of inter-company profit (2)	1.4	3.8	(1.9)	3.6

Consolidated Operating Income	$44.3	$36.6	$72.5	$67.5

(1)	Operating income for the wholesale segment for the six months ended December 31, 2005 includes a pre-tax restructuring and impairment charge of $4.2 million recorded during the three month period ended September 30, 2005.
(2)	Represents the change in the inventory profit elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned store inventory existing at the end of the period.

Quarter Ended December 31, 2005 Compared to Quarter Ended December 31, 2004

        Consolidated revenue for the three months ended December 31, 2005 increased by $30.8 million, or 12.5%, to $276.0 million, from $245.2 million for the three months ended December 31, 2004. Net sales for the period largely reflect the delivery of product associated with booked orders and backlog existing as of the end of the preceding quarter. In recent months, sales have benefited from an increase in the incoming order rate as a result of (i) the continued re-positioning of the Company’s retail stores to larger and more prominent locations, and (ii) recent product introductions. In addition, sales for the current quarter were favorably impacted by the Company's continued implementation of its “mission possible” initiative, the objective of which is to reduce the lead time associated with product delivery to both its independent retailers and consumers.

        Total wholesale revenue for the second quarter of fiscal 2006 increased by $26.2 million, or 16.2%, to $187.5 million from $161.3 million in the second quarter of fiscal 2005. The quarter-over-quarter increase was attributable to an increase in the incoming order rate coupled with increased throughput within all lines of the Company’s manufacturing operations, and improved service position within certain imported product lines, both of which resulted in shorter delivery cycle times.

        Total retail revenue from Ethan Allen-owned stores for the three months ended December 31, 2005 increased by $24.2 million, or 15.5%, to $180.0 million from $155.8 million for the three months ended December 31, 2004. The increase in retail sales by Ethan Allen-owned stores was attributable to increases in comparable store delivered sales of $17.8 million, or 12.5%, and sales generated by newly opened (including relocated) or acquired stores of $12.5 million. These favorable variances were partially offset by a decrease resulting from sold and closed stores, which generated $6.1 million fewer sales in the second quarter of fiscal 2006 as compared to the same period in fiscal 2005. The number of Ethan Allen-owned stores increased to 132 as of December 31, 2005 as compared to 125 as of December 31, 2004. During the twelve months ended December 31, 2005, the Company acquired 10 stores from, and sold 1 store to, independent retailers, closed 4 stores, and opened 8 stores (6 of which were relocations).

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

        Quarter-over-quarter, written business of Ethan Allen-owned stores increased 10.2% and comparable store written business increased 6.3%. Over that same period, wholesale orders decreased 0.6%. The increase in retail written sales during the current quarter was likely attributable to the positive effects of the continued re-positioning of the Company’s retail stores to larger and more prominent locations, recent product introductions, and, to some degree, the Company’s continued use of national television as an advertising medium during the period. Wholesale written business reflects, in addition to the aforementioned factors, the timing of orders booked in the prior year for new product introduced at the Company’s annual retailer conference held in September 2004, as compared to orders generated as a result of the current year conference which was held in July 2005.

        Gross profit increased during the quarter to $139.9 million from $119.4 million in the prior year comparable quarter. The $20.5 million, or 17.2%, increase in gross profit was primarily attributable to (i) an increase in total sales volume, some of which is a result of the Company’s ongoing initiative to reduce the lead time associated with product delivery, (ii) a higher proportionate share of retail sales to total sales (65% in the current quarter compared to 63% in the prior year period), and (iii) improved margins resulting from better plant performance within the Company’s domestic manufacturing operations and the continued off-shore sourcing of selected product lines, partially offset by higher costs associated with certain raw materials, particularly foam. Consolidated gross margin increased to 50.7% in the second quarter of fiscal 2006 from 48.7% in the prior year quarter as a result, primarily, of the factors identified previously.

        Operating expenses increased $12.8 million, or 15.3%, to $95.6 million, or 34.6% of net sales, in the current year quarter from $82.8 million, or 33.8% of net sales, in the prior year quarter. This increase was primarily attributable to increased costs associated with the continued re-positioning of the Company’s retail stores to larger and more prominent locations which has resulted in higher costs associated with managerial salaries and benefits, occupancy, advertising, commissions, and delivery and warehousing. In addition, current quarter operating expenses were unfavorably impacted by (i) an increase in advertising costs within the wholesale segment, largely as a result of the decision to utilize national television as an advertising medium during the period, and (ii) increased distribution costs attributable to higher fuel and freight charges, some of which stem from the improved sales volume noted during the period.

        Operating income for the three months ended December 31, 2005 totaled $44.3 million, or 16.0% of net sales, compared to $36.6 million, or 14.9% of net sales, for the three months ended December 31, 2004. This represents an increase of $7.7 million, and was attributable to the overall increase in gross profit referred to previously, partially offset by higher operating expenses noted during the period.

        Wholesale operating income for the three months ended December 31, 2005 totaled $33.5 million, or 17.9% of net sales, as compared to $26.8 million, or 16.6% of net sales, in the comparable prior year quarter. The increase of $6.7 million, or 25.1%, was primarily attributable to (i) the increase in wholesale sales volume, and (ii) improved margins resulting from better plant performance within the Company’s domestic manufacturing operations and the continued off-shore sourcing of selected product lines, partially offset by higher costs associated with certain raw materials, particularly foam. These increases were further offset by (i) an increase in advertising costs as a result of the decision to utilize national television as an advertising medium during the period, (ii) increased distribution costs attributable to higher fuel and freight charges, and (iii) losses incurred in connection with the disposition of certain plant machinery and equipment.

        Operating income for the retail segment increased $3.4 million to $9.4 million, or 5.2% of net retail sales, for the second quarter of fiscal 2006, as compared to $6.0 million, or 3.8% of net retail sales, for the second quarter of fiscal 2005. The increase in

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

retail operating income generated by Ethan Allen-owned stores is primarily attributable to higher sales volume generated by comparable, and newly-opened (including relocations) or acquired stores, partially offset by higher operating expenses related to the continued re-positioning of the Company’s retail store network.

        Interest and other related financing costs for the current quarter increased $2.8 million to $2.9 million from $0.1 million in the prior year quarter. The increase was due, primarily, to interest expense incurred in connection with the Company’s issuance of senior unsecured debt in September 2005.

        Income tax expense for the three months ended December 31, 2005 was $16.3 million as compared to $14.6 million for the three months ended December 31, 2004. The Company’s effective tax rate for the current quarter was 38.4%, down from 38.7% in the prior year quarter. The slightly lower effective tax rate was a result of the benefit associated with the manufacturers’ deduction provided for under The Jobs Creation Act of 2004, partially offset by the adverse impact of (i) recently-enacted changes within certain state tax legislation, and (ii) increased state income tax liability arising in connection with the operation of a greater number of Company-owned stores.

        The Company recorded net income of $26.2 million for the quarter ended December 31, 2005, as compared to $23.1 million in the prior year quarter. Net income per diluted share totaled $0.77 for the current quarter and $0.63 per diluted share in the prior year quarter.

Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004

        Consolidated revenue for the six months ended December 31, 2005 increased by $51.7 million, or 10.9%, to $527.3 million, from $475.6 million for the six months ended December 31, 2004. Net sales for the period largely reflect the delivery of product associated with booked orders and backlog existing as of the beginning of the period. The increase in sales was due, primarily, to an increase in the incoming order rate as a result of (i) the continued re-positioning of the Company’s retail stores to larger and more prominent locations, and (ii) recent product introductions. In addition, in recent months, sales have benefited from the Company’s continued implementation of its “mission possible” initiative, the objective of which is to reduce the lead time associated with product delivery to both its independent retailers and consumers.

        Total wholesale revenue for the first six months of fiscal 2006 increased by $43.3 million, or 13.4%, to $366.0 million from $322.7 million in the prior year comparable period. The year-over-year increase was attributable to an increase in the incoming order rate coupled with increased throughput within all lines of the Company’s manufacturing operations, and improved service position within certain imported product lines, both of which resulted in shorter delivery cycle times.

        Total retail revenue from Ethan Allen-owned stores for the six months ended December 31, 2005 increased by $40.8 million, or 13.7%, to $338.3 million from $297.5 million for the six months ended December 31, 2004. The increase in retail sales by Ethan Allen-owned stores was attributable to increases in comparable store delivered sales of $29.3 million, or 10.8%, and sales generated by newly opened (including relocated) or acquired stores of $23.2 million. These favorable variances were partially offset by a decrease resulting from sold and closed stores, which generated $11.7 million fewer sales in the first six months of fiscal 2006 as compared to the same period in fiscal 2005.

        Year-over-year, written business of Ethan Allen-owned stores increased 14.2% and comparable store written business increased 10.9%. Over that same period, wholesale orders increased 9.2%. The increase in both retail and wholesale written sales during the six month period was likely attributable to the positive effects of the continued re-positioning of the Company’s retail stores to larger and more prominent locations, recent product introductions, and, to some degree, the Company’s continued use of national television as an advertising medium during the period.

        Gross profit increased during the six months ended December 31, 2005 to $266.4 million from $229.8 million in the prior year comparable period. The $36.6 million, or 15.9%, increase in gross profit was primarily attributable to (i) an increase in total sales volume, some of which is a

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

result of the Company’s ongoing initiative to reduce the lead time associated with product delivery, (ii) a higher proportionate share of retail sales to total sales (63% in the current period compared to 62% in the prior year period), (iii) improved margins resulting from better plant performance within the Company’s domestic manufacturing operations and the continued off-shore sourcing of selected product lines, and (iv) a reduction in costs associated with excess capacity at the Company’s manufacturing facilities. Consolidated gross margin increased to 50.5% during the six months ended December 31, 2005 from 48.3% in the prior year comparable period as a result, primarily, of the factors identified previously.

        The Company recorded a pre-tax restructuring and impairment charge of $4.2 million in the first quarter of fiscal 2006 relating to its planned conversion of one of its existing manufacturing facilities into a regional distribution center. The facility, currently involved in the production of wood case goods furniture, is located in Dublin, Virginia. In connection with this initiative, the Company will permanently cease production at the Dublin location and will consolidate the distribution operations of its existing Old Fort, North Carolina location into the new, larger facility. The decision impacts approximately 325 employees, of which the Company expects approximately 75 to be employed in new positions. The costs incurred in connection with the decision to cease production at the Dublin facility consisted, primarily, of employee severance and benefits and other plant exit costs ($1.3 million), as well as fixed asset impairment charges ($2.9 million), primarily for machinery and equipment, associated with the affected facilities. In addition, adjustments totaling $0.2 million were recorded during the first six months of fiscal 2005 to reverse certain accruals previously established in connection with an earlier plant consolidation plan which were no longer required.

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

        As a result of the adoption of FAS 123 (R), operating expenses for the six month period ended December 31, 2005 include share-based compensation expense totaling $1.4 million. For the prior year comparable period, during which time the Company applied the APB No. 25 intrinsic value method of measuring compensation cost, the cost associated with share-based compensation arrangements totaled $0.3 million. As of December 31, 2005, there was $1.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.9 years.

        Including the restructuring and impairment charge of $4.2 million recorded in the first quarter of fiscal 2006, operating expenses increased $31.6 million, or 19.5%, to $193.9 million, or 36.8% of net sales, in the current six month period from $162.3 million, or 34.1% of net sales, in the prior year comparable period. This increase was primarily attributable to increased costs associated with the continued re-positioning of the Company’s retail stores to larger and more prominent locations which has resulted in higher costs associated with managerial salaries and benefits, advertising, occupancy, commissions, and delivery and warehousing. In addition, current period operating expenses were unfavorably impacted by (i) an increase in advertising costs within the wholesale segment, largely as a result of the decision to utilize national television as an advertising medium during the period, (ii) the aforementioned restructuring and impairment charge, (iii) increased distribution costs attributable to higher fuel and freight

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

charges, some of which stem from the improved sales volume noted during the period, and (iv) compensation expense recorded in connection with stock options and other share-based awards as a result of the Company’s adoption of FAS 123 (R) on July 1, 2005.

        Including the restructuring and impairment charge of $4.2 million recorded in the first quarter of fiscal 2006, operating income for the six months ended December 31, 2005 totaled $72.5 million, or 13.7% of net sales, compared to $67.5 million, or 14.2% of net sales, for the six months ended December 31, 2004. This represents an increase of $5.0 million, and was attributable to the overall increase in gross profit referred to previously, partially offset by higher operating expenses noted during the period.

        Including the restructuring and impairment charge of $4.2 million recorded in the first quarter of fiscal 2006, wholesale operating income for the six months ended December 31, 2005 totaled $63.3 million, or 17.3% of net sales, as compared to $55.0 million, or 17.1% of net sales, in the comparable prior year period. The increase of $8.3 million, or 15.1%, was primarily attributable to (i) the increase in wholesale sales volume, (ii) improved margins resulting from better plant performance within the Company’s domestic manufacturing operations and the continued off-shore sourcing of selected product lines, and (iii) a reduction in costs associated with excess capacity at the Company’s manufacturing facilities. These increases were partially offset by (i) an increase in advertising costs as a result of the decision to utilize national television as an advertising medium during the period, (ii) the aforementioned restructuring and impairment charge, (iii) increased distribution costs attributable to higher fuel and freight charges, (iv) compensation expense recorded in connection with stock options and other share-based awards as a result of the Company’s adoption of FAS 123 (R) on July 1, 2005, and (v) losses incurred in connection with the disposition of certain plant machinery and equipment.

        Operating income for the retail segment increased $2.2 million to $11.1 million, or 3.3% of net retail sales, for the six month period ended December 2005, as compared to $8.9 million, or 3.0% of net retail sales, for the prior year comparable period. The increase in retail operating income generated by Ethan Allen-owned stores is primarily attributable to higher sales volume generated by comparable, and newly-opened (including relocations) or acquired stores, partially offset by higher operating expenses related to the continued re-positioning of the Company’s retail store network.

        Interest and other related financing costs for the current six month period increased $3.1 million to $3.4 million from $0.3 million in the prior year comparable period. The increase was due, primarily, to interest expense incurred in connection with the Company’s issuance of senior unsecured debt in September 2005.

        Income tax expense for the six months ended December 31, 2005 was $27.0 million as compared to $26.6 million for the six months ended December 31, 2004. The Company’s effective tax rate for the current period was 38.4%, down from 38.8% in the prior year period. The slightly lower effective tax rate was a result of the benefit associated with the manufacturers’ deduction provided for under The Jobs Creation Act of 2004, partially offset by the adverse impact of (i) recently-enacted changes within certain state tax legislation, and (ii) increased state income tax liability arising in connection with the operation of a greater number of Company-owned stores.

        The Company recorded net income of $43.3 million for the six months ended December 2005, as compared to $41.9 million in the prior year comparable period. Net income per diluted share totaled $1.26 for the current year period and $1.14 per diluted share in the prior year period.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

        In connection with the issuance of the Senior Notes, Global, in July and August 2005, entered into 6 separate forward contracts to hedge the risk-free interest rate associated with $108.0 million of the related debt in order to minimize the negative impact of interest rate fluctuations on earnings, cash flows and equity. The forward contracts were entered into with a major banking institution thereby mitigating the risk of credit loss. Upon issuance of the Senior Notes and settlement of the related forward contracts, losses totaling $0.9 million were incurred representing the change in the fair value of the forward contracts since their respective trade dates. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended, it was determined that a portion of the related losses was the result of hedge ineffectiveness and, as such, $0.1 million of the losses was included, within interest and other related financing costs, in the Consolidated Statement of Operations for the three month period ended September 30, 2005. The balance of the losses, $0.8 million, has, as of December 31, 2005, been included (on a net-of-tax basis) in the Consolidated Balance Sheet within accumulated other comprehensive income and will be amortized to interest expense over the life of the Senior Notes.

        As of December 31, 2005 the Company maintained cash and short-term investments totaling $175.0 million and outstanding debt and capital lease obligations totaling $202.9 million. The current and long-term portions of the Company’s outstanding debt and capital lease obligations totaled $0.2 million and $202.7 million, respectively, at that date. The Company had no revolving loans outstanding under the credit facility as of December 31, 2005, and standby letters of credit outstanding under the facility at that date totaled $16.1 million. Remaining available borrowing capacity under the facility was $183.9 million at December 31, 2005.

        Net cash provided by operating activities totaled $66.1 million for the first six months of fiscal 2006 as compared to $66.8 million for the first six months of fiscal 2005. The period-over-period decrease of $0.7 million was principally the result of changes in (i) inventories ($18.5 million effect) which, net of acquired inventory, increased $4.4 million in the current period as compared to a decline of $14.1 million in the prior year period, (ii) accrued expenses ($5.8 million effect) as a result of normal business activity, (iii) deferred income taxes ($5.0 million effect), and (iv) customer deposits ($2.7 million effect) reflecting the period-to-period change in the level of written and delivered sales. These unfavorable variances were partially offset by favorable variances related to (i) changes in accounts payable ($16.0 million effect) due, primarily, to increased payables associated with income taxes, advertising-related expenditures, imported products, and other items arising in the ordinary course of business, (ii) changes in prepaid and other current assets ($4.7 million effect), (iii) restructuring and impairment charges ($4.4 million effect), (iv) changes in the gain/loss on disposal of certain property, plant and equipment ($3.0 million effect), (v) an increase in net income ($1.4 million effect), and (vi) compensation expense related to stock option grants and restricted stock awards ($1.2 million effect) as a result of the Company’s adoption of FAS 123 (R) on July 1, 2005.

        The increase in inventory levels from June 2005 was the result, primarily, of an increase in in-transit imported product and, within the retail segment, the higher volume of wholesale shipments occurring during the period. In addition, upholstery raw material inventories increased as a result of (i) anticipated future production needs, and (ii) recent price increases, most notably for foam. These increases were partially offset by an increase in delivered sales and better Company-wide management of inventories.

        Net cash used in investing activities totaled $21.3 million for the first six months of fiscal 2006 compared to $15.6 million in the prior year period. The period-over-period increase of $5.7 million was due, primarily, to (i) an increase in cash utilized for

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

capital expenditures, exclusive of acquisitions, of $5.7 million, (ii) a decrease in proceeds from the disposal of certain property, plant and equipment of $2.5 million, (iii) a decrease in proceeds from the sale of retail stores of $2.0 million, (iv) an increase in cash utilized to fund acquisition activity of $0.9 million, and (v) cash payments on hedging contracts of $0.9 million. These factors were partially offset by a $6.0 million net decrease in cash utilized to fund short-term investment activity. The current level of capital spending is principally attributable to (i) new store development and renovation, (ii) Company-wide technology initiatives, and (iii) improvements within the Company’s remaining manufacturing facilities. The Company anticipates that cash from operations will be sufficient to fund future capital expenditures.

        Net cash provided by financing activities totaled $126.4 million for the six months ended December 2005 as compared to cash used of $51.9 million in the prior year period. The period-over-period increase of $178.3 million was the result, primarily, of (i) the receipt of the net proceeds ($198.4 million) associated with the issuance of the Senior Notes during the current period, and (ii) the use of $4.6 million in the prior year period for the repayment of debt. These favorable variances were partially offset by unfavorable variances related to (i) an increase in payments related to the acquisition of treasury stock ($12.0 million), (ii) net borrowing activity on the Company’s revolving credit facility ($8.0 million), (iii) an increase in cash utilized in the payment of deferred financing costs ($2.1 million), and (iv) an increase in cash utilized in the payment of dividends ($2.2 million).

        On November 15, 2005, the Company declared a dividend of $0.18 per common share, payable on January 25, 2006 to shareholders of record as of January 10, 2006. Additionally, on January 24, 2006, the Company declared a dividend of $0.18 per common share, payable on April 25, 2006 to shareholders of record as of April 10, 2006. The Company expects to continue to declare quarterly dividends for the foreseeable future.

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

        During the six months ended December 31, 2005 and 2004, the Company repurchased and/or retired the following shares of its common stock:

	Six Months Ended December 31,
	2005	2004(1)
Common shares repurchased	1,606,900	1,101,500
Cost to repurchase common shares	$51,136,909	$38,356,567
Average price per share	$31.82	$34.82

(1)	The cost to repurchase shares during the first six months of fiscal year 2005 excludes $745,735 in treasury stock purchases with a June 2004 trade date and a July 2004 settlement date.

        For each of the periods presented above, the Company funded its purchases of treasury stock with existing cash on hand and cash generated through current period operations. On November 15, 2005, the Board of Directors increased the share purchase authorization to 2.5 million shares. As of December 31, 2005, the full Board authorization of 2.5 million shares remained.

        As of December 31, 2005, aggregate scheduled maturities of long-term debt, including capital lease obligations, for each of the next five fiscal years are: $0.2 million in fiscal 2006; and less than $0.1 million in each of fiscal 2007, fiscal 2008, fiscal 2009, and fiscal 2010. The balance of the Company’s long-term debt and capital lease obligations ($202.5 million) matures in fiscal years 2011 and thereafter. The Company believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

requirements. As of December 31, 2005, the Company had working capital of $291.4 million and a current ratio of 3.03 to 1.

Off-Balance Sheet Arrangements and Other Commitments, Contingencies and Contractual Obligations

        Except as indicated below, the Company does not utilize or employ any off-balance sheet arrangements, including special-purpose entities, in operating its business. As such, the Company does not maintain, as of December 31, 2005, any (i) retained or contingent interests, (ii) derivative instruments (other than as specified below), or (iii) variable interests that could serve as a source of potential risk to its future liquidity, capital resources and results of operations.

        In connection with the issuance of the Senior Notes, Global, in July and August 2005, entered into 6 separate forward contracts to hedge the risk-free interest rate associated with $108.0 million of the related debt in order to minimize the negative impact of interest rate fluctuations on earnings, cash flows and equity. The forward contracts were entered into with a major banking institution thereby minimizing the risk of credit loss. Upon issuance of the Senior Notes in September 2005, the related forward contracts were settled. At the present time, the Company has no current plans to engage in further hedging activities.

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

Retailer-Related Guarantees

        Ethan Allen has obligated itself, on behalf of one of its independent retailers, with respect to a $1.5 million credit facility (the “Credit Facility”) comprised of a $1.1 million revolving line of credit and a $0.4 million term loan. This obligation requires the Company, in the event of the retailer’s default under the Credit Facility, to repurchase the retailer’s inventory, applying such purchase price to the retailer’s outstanding indebtedness under the Credit Facility. The Company’s obligation remains in effect for the life of the term loan which expires in April 2008. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this obligation is limited to the amount outstanding under the Credit Facility at the time of default (subject to pre-determined lending limits based on the value of the underlying inventory) and, as such, is not an estimate of future cash flows. No specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this obligation, except to the extent that the Company maintains the right to take title to the repurchased inventory. Management anticipates that the repurchased inventory could subsequently be sold through the Company’s retail store network. As of December 31, 2005, the amount outstanding under the Credit Facility totaled approximately $1.0 million, of which $0.9 million was outstanding under the revolving credit line. Management expects that, based on the underlying creditworthiness of the respective retailer, this obligation will expire without requiring funding by the Company. However, in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, a liability has been established to reflect the Company’s non-contingent obligation under this arrangement as a result of modifications made to the Credit Facility subsequent to January 1, 2003. As of December 31, 2005, the carrying amount of such liability is less than $50,000.

Indemnification Agreement

        In connection with the Company’s joint venture arrangement with United Kingdom-based MFI Furniture Group Plc., Ethan Allen has entered into a tax cross-indemnification agreement with the joint venture partner. The indemnification agreement stipulates that

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

both parties agree to pay fifty percent of the amount of any tax liability arising as a result of (i) an adverse tax judgment or (ii) the imposition of additional taxes against either partner, and attributable to the operations of the joint venture. The indemnification agreement is effective until such time that the joint venture is terminated. In December 2005, both parties mutually agreed to terminate the joint venture. It is anticipated that such termination will be completed by June 30, 2006.

        The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this indemnification agreement is indeterminable as no such tax liability currently exists. Further, the nature, extent and magnitude of any such tax liability arising in the future as a result of an adverse tax judgment or change in applicable tax law cannot be estimated with any reasonable certainty. It should be further noted that no recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this indemnification agreement. Management expects, based on its current understanding of the applicable tax laws and the existing legal structure of the joint venture, subject to future changes in applicable laws and regulations, this cross-indemnity agreement will expire without requiring funding by the Company. Accordingly, as of December 31, 2005, the carrying amount of the liability related to this indemnification agreement is zero.

Product Warranties

        The Company’s products, including its case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to five years and are provided based on terms that are generally accepted in the industry. All of the Company’s domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. The Company records provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and makes periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of the Company’s historical experience. The Company provides for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company’s historical experience. As of December 31, 2005, the Company’s product warranty liability totaled $1.4 million.

Business Outlook

         After experiencing inconsistent business activity for much of the past year, the Company has, in recent months, noted some encouraging signs with respect to the incoming order rate. While management of the Company cannot reasonably predict whether a recent improvement in order trends will prove to be sustainable, the Company believes it is well-positioned for the next phase of economic growth as a result of (i) its established brand, (ii) its comprehensive complement of home decorating solutions, and (iii) its vertically-integrated business model.

         As macro-economic factors change, however, it is also possible that the Company’s costs associated with production (including raw materials and labor), distribution (including freight and fuel charges), and retail operations (including compensation, delivery and warehousing, occupancy and advertising expenses) may increase. Management of the Company cannot reasonably predict when, or to what extent, such events may occur or what effect, if any, such events may have on the Company’s consolidated financial condition or results of operations.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

         Several industry participants have recently expressed concern with respect to potential shortages of petroleum-based raw materials (specifically foam and fiber), and/or significant price increases associated with such raw materials, as a result of hurricane activity noted throughout the Gulf region during the months of August and September. At this time, while the Company has experienced notable increases in foam prices, the Company has not encountered any significant difficulties in procuring the necessary raw materials used in its manufacturing activities.

         The industry remains extremely competitive with domestic manufacturers facing continued pricing pressure as a result of the manufacturing capabilities developed during recent years in other countries, specifically within Asia. In response to these pressures, a large number of U. S. furniture manufacturers and retailers, including Ethan Allen, have increased their overseas sourcing activities in an attempt to maintain a competitive advantage and retain market share. At the present time, the Company domestically manufactures and/or assembles approximately 65-70% of its products. Management of the Company continues to believe that a balanced approach to product sourcing, which includes the domestic manufacture of certain product offerings coupled with the import of other selected products, provides the greatest degree of flexibility and is the most effective approach to ensuring that acceptable levels of quality, service and value are attained.

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

        For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but do not impact earnings or cash flows. At December 31, 2005, the Company had no floating-rate debt obligations outstanding. As of that same date, the Company’s fixed-rate debt obligations consist, primarily, of the Senior Notes issued on September 27, 2005. The estimated fair value of the Senior Notes as of December 31, 2005, which is based on interest rate changes subsequent to when the debt was issued, and which has been determined using quoted market prices, was $188.1 million as compared to a carrying value of $198.4 million.

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

        Historically, the Company has not entered into financial instrument, including derivative, transactions for trading or other speculative purposes or to manage interest rate or currency exposure. However, in connection with the issuance of the Senior Notes, Global, in July and August 2005, entered into 6 separate forward contracts to hedge the risk-free interest rate associated with $108.0 million of the related debt in order to minimize the negative impact of interest rate fluctuations on earnings, cash flows and equity. The forward contracts were entered into with a major banking institution thereby mitigating the risk of credit loss. Upon issuance of the Senior Notes in September 2005, the related forward contracts were settled. At the present time, the Company has no current plans to engage in further hedging activities.

Item 4.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

        Ethan Allen’s management, including the Chairman of the Board and Chief Executive Officer (“CEO”) and the Vice President-Finance (“VPF”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company, which is required to be included in the Company’s periodic filings under the Exchange Act, was made known to them in a timely manner.

Changes in Internal Control over Financial Reporting

        There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

        There has been no material change to the matters discussed in Part I, Item 3 — Legal Proceedings in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission as of September 13, 2005.

Item 1A.  Risk Factors

         Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        Certain information regarding purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended December 31, 2005 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (c)
October 2005 (a)	366,900	$30.06	366,900	493,100
November 2005(b)	100,000	$33.08	100,000	2,500,000
December 2005	—	—	—	2,500,000

Total	466,900	$30.71	466,900

(a)	Purchased in seven separate open market transactions on seven different days.
(b)	Purchased in one open market transaction on a single day.
(c)	On November 21, 2002, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 2,000,000 shares of its common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. Subsequent to that date, the Board of Directors increased the remaining authorization as follows: from 904,755 shares to 2,500,000 shares on April 27, 2004; from 753,600 shares to 2,000,000 shares on November 16, 2004; from 691,100 shares to 2,000,000 shares on April 26, 2005; and from 393,100 shares to 2,500,000 shares on November 15, 2005.

Item 3.  Defaults Upon Senior Securities

        None.

Item 4.  Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders of Ethan Allen Interiors Inc. was held on November 15, 2005. Proxies for The Annual Meeting of Shareholders were solicited pursuant to Rule 14 under the Securities Exchange Act of 1934, as amended; there was no solicitation in opposition to the nominees for the Board of Directors as listed in the proxy statement; and such nominees were elected.

        A brief description of each matter voted upon at the Annual Meeting, and the results of the voting, are as follows:

1.	Election of Directors to serve for a term expiring in 2008:

Name	For	Withheld
M.Farooq Kathwari	29,123,668	362,318
Horace G. McDonell	28,988,427	497,559

2.	Election/ratification of KPMG LLP as independent auditors for the fiscal year ended June 30, 2006:

For	Against	Abstentions
28,653,926	707,376	124,684

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

DATE: February 1, 2006	BY:/s/ M. Farooq Kathwari M. Farooq Kathwari Chairman, President and Chief Executive Officer (Principal Executive Officer)

DATE: February 1, 2006	BY:/s/ Jeffrey Hoyt Jeffrey Hoyt Vice President, Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Exhibit
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer