Form 10-Q
period 2006-03-31
ETHAN ALLEN INTERIORS INC
filed 2006-05-09
CIK 896156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2006

or

[   ]      TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

Commission File Number:	1-11692

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

[X] Yes [    ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[    ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At March 31, 2006, there were 33,042,774 shares
of Class A Common Stock, par value $.01, outstanding.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2006 (unaudited)	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$185,754	$3,448
Accounts receivable, less allowance for doubtful accounts of $1,948 at March 31, 2006 and $2,102 at June 30, 2005	26,724	28,019
Inventories (note 4)	191,573	186,479
Prepaid expenses and other current assets	38,612	37,084
Deferred income taxes	9,477	9,359

Total current assets	452,140	264,389

Property, plant and equipment, net	286,797	275,211
Goodwill and other intangible assets (notes 6 and 7)	86,032	82,897
Other assets (note 8)	5,645	5,889

Total assets	$830,614	$628,386

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$212	$240
Customer deposits	58,220	53,654
Accounts payable	28,193	19,352
Accrued compensation and benefits	31,560	29,916
Accrued expenses and other current liabilities (note 5)	27,503	30,804

Total current liabilities	145,688	133,966

Long-term debt (note 8)	202,717	12,270
Other long-term liabilities	12,075	12,445
Deferred income taxes	36,261	35,637

Total liabilities	396,741	194,318
Shareholders' equity:
Class A common stock, par value $.01, 150,000,000 shares authorized; 46,671,094 shares issued at March 31, 2006 and 46,585,896 shares issued at June 30, 2005	467	466
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at March 31, 2006 and June 30, 2005	—	—
Preferred stock, par value $.01, 1,055,000 shares authorized; no shares issued and outstanding at March 31, 2006 and June 30, 2005	—	—
Additional paid-in capital	307,120	302,620

	307,587	303,086
Less: Treasury stock (at cost), 13,628,320 shares at March 31, 2006 and 12,071,866 shares at June 30, 2005	(387,338)	(337,635)
Retained earnings	512,907	467,566
Accumulated other comprehensive income (notes 8 and 11)	717	1,051

Total shareholders' equity	433,873	434,068

Total liabilities and shareholders' equity	$830,614	$628,386

        See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Net sales	$267,071	$231,154	$794,388	$706,752

Cost of sales	132,325	120,704	393,248	366,476

Gross profit	134,746	110,450	401,140	340,276

Operating expenses:
Selling	58,340	45,506	166,291	137,347
General and administrative (note 3)	43,067	35,646	124,787	106,319
Restructuring and impairment charge (credit) (note 5)	—	—	4,241	(219)

Total operating expenses	101,407	81,152	295,319	243,447

Operating income	33,339	29,298	105,821	96,829

Interest and other miscellaneous income, net	1,747	160	2,950	1,406

Interest and other related financing costs	3,095	201	6,497	488

Income before income taxes	31,991	29,257	102,274	97,747

Income tax expense	11,997	11,322	38,986	37,920

Net income	$19,994	$17,935	$63,288	$59,827

Per share data (note 10):

Basic earnings per common share:

Net income per basic share	$0.61	$0.51	$1.90	$1.68

Basic weighted average common shares	33,021	35,257	33,340	35,690

Diluted earnings per common share:

Net income per diluted share	$0.59	$0.50	$1.85	$1.63

Diluted weighted average common shares	34,046	36,148	34,173	36,603

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2006	2005
Operating activities:
Net income	$63,288	$59,827
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	16,141	15,975
Compensation expense related to stock option grants and restricted stock awards	1,672	211
Provision (benefit) for deferred income taxes	848	3,089
Restructuring and impairment charges (credits)	4,241	(219)
(Gain) loss on disposal of property, plant and equipment	1,809	(945)
(Gain) loss on sale of retail stores	—	(627)
Other	352	(39)
Change in assets and liabilities, net of the effects of acquired and divested businesses:
Accounts receivable	359	94
Inventories	(603)	5,060
Prepaid expenses and other current assets	(3,304)	(1,032)
Other assets	1,271	(496)
Customer deposits	2,087	(154)
Accounts payable	9,281	(374)
Accrued expenses and other current liabilities	(4,621)	(2,643)
Other long-term liabilities	(370)	1,438

Net cash provided by operating activities	92,451	79,165

Investing activities:
Purchases of short-term investments	—	(12,000)
Proceeds from the sale of short-term investments	—	12,000
Proceeds from the disposal of property, plant and equipment	2,357	4,385
Proceeds from the sale of retail stores	—	2,094
Capital expenditures	(28,267)	(24,210)
Acquisitions	(6,339)	(1,005)
Cash payments on hedging contracts	(930)	—
Other	942	552

Net cash used in investing activities	(32,237)	(18,184)

Financing activities:
Borrowings on revolving credit facility	17,000	—
Payments on revolving credit facility	(25,000)	—
Net proceeds from issuance of long-term debt	198,396	—
Payments on long-term debt and capital leases	(59)	(4,695)
Net proceeds from issuance of common stock	1,931	992
Payment of deferred financing costs	(2,142)	—
Payment of cash dividends	(17,161)	(14,403)
Purchases and other retirements of company stock	(51,137)	(59,613)

Net cash provided by (used in) financing activities	121,828	(77,719)

Effect of exchange rate changes on cash	264	121

Net increase (decrease) in cash and cash equivalents	182,306	(16,617)

Cash and cash equivalents - beginning of year	3,448	27,528

Cash and cash equivalents - end of period	$185,754	$10,911

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Nine Months Ended March 31, 2006

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance at June 30, 2005	$466	$302,620	$(337,635)	$1,051	$467,566	$434,068
Compensation expense associated with share-based awards	—	1,672	—	—	—	1,672

Issuance of 85,198 shares of common stock upon the exercise of share-based awards	1	1,930	—	—	—	1,931

Tax benefit associated with the exercise of share-based awards	—	412	—	—	—	412

Charge for early vesting of share- based awards	—	15	—	—	—	15

Treasury shares issued in connection with retail store acquisition (50,466 shares)	—	471	1,434	—	—	1,905

Purchase/retirement of 1,606,900 shares of company stock	—	—	(51,137)	—	—	(51,137)

Dividends declared on common stock	—	—	—	—	(17,947)	(17,947)

Other comprehensive income
(notes 8 and 11):
Currency translation adjustments	—	—	—	123	—	123
Loss on derivatives, net-of-tax	—	—	—	(457)	—	(457)
Net income	—	—	—	—	63,288	63,288

Total comprehensive income						62,954

Balance at March 31, 2006	$467	$307,120	$(387,338)	$717	$512,907	$433,873

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

(2)      Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and nine months ended March 31, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

Certain reclassifications have been made to prior years’ financial statements in order to conform to the current year’s presentation. These changes were made for disclosure purposes only and did not have any impact on previously reported results of operations or shareholders’ equity.

(3)      Share-Based Compensation

Effective July 1, 2005, the Company’s 1992 Stock Option Plan (the “Plan”) is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views regarding the interaction between FAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of FAS No. 123 had been applied. In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

SFAS No. 123, was issued which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to July 1, 2005.

In adopting FAS 123(R) on July 1, 2005 (its required effective date), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

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

As a result of the adoption of FAS 123(R), the Company’s results for the three and nine month periods ended March 31, 2006 include share-based compensation expense totaling $0.3 million and $1.7 million, respectively. Such amounts have been included in the Consolidated Statements of Operations within general and administrative expenses. During the three and nine month periods ended March 31, 2006, the Company recognized related tax benefits associated with its share-based compensation arrangements totaling $0.1 million and $0.6 million, respectively.

The following table, which addresses the disclosure requirements of FAS No. 148, illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable periods.

(in thousands, except per share data)	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005

Net income as reported	$17,935	$59,827

Add: Stock-based employee compensation expense (benefit) included in reported net income, net of related tax effects	(26)	129

Deduct: Stock-based employee compensation expense determined under the fair value- based method for all awards granted since July 1, 1995, net of related tax effects	(1,763)	(5,119)

Pro forma net income	$16,146	$54,837

Net income per share:
Basic - as reported	$0.51	$1.68

Basic - pro forma	$0.46	$1.54

Diluted - as reported	$0.50	$1.63

Diluted - pro forma	$0.45	$1.50

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)       Inventories

Inventories at March 31, 2006 and June 30, 2005 are summarized as follows (in thousands):

	March 31, 2006	June 30, 2005
Finished goods	$156,646	$149,322
Work in process	8,109	8,437
Raw materials	26,818	28,720

	$191,573	$186,479

Inventories are presented net of a related valuation allowance of $2.9 million at March 31, 2006 and $2.7 million at June 30, 2005.

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

As of March 31, 2006, restructuring reserves totaling $0.4 million were included in the Consolidated Balance Sheets as an accrued expense within current liabilities. Activity in the Company’s restructuring reserves is summarized as follows (in thousands):

	Original Charges	Cash Payments	Non-cash Utilized	Balance at March 31, 2006
Employee severance and other
related payroll and benefit costs	$1,266	$(824)	$—	$442
Other plant exit costs	60	(60)	—	—
Write-down of long-lived assets	2,915	—	(2,915)	—

	$4,241	$(884)	$(2,915)	$442

(6)       Business Acquisitions

During the three months ended March 31, 2006, the Company acquired two Ethan Allen retail stores from two separate independent retailers for total consideration of $4.9 million. As a result of these acquisitions, the Company (i) recorded additional inventory of $0.8 million, property, plant and equipment (real estate) of $3.7 million, and other assets of $0.2 million, and (ii) assumed customer deposits of $0.4 million and accounts payable and other liabilities of $0.2 million. Goodwill associated with these acquisitions totaled $0.8 million.

During the three months ended December 31, 2005, the Company acquired two Ethan Allen retail stores from an independent retailer for total consideration of $2.5 million, which included 50,446 shares of the Company’s stock issued on the closing date and 15,760 shares of the Company’s stock held in escrow pending completion of a contractual holdback period. As a result of this acquisition, the Company (i) recorded additional inventory of $2.3 million and other assets of $1.0 million, and (ii) assumed customer deposits of $1.5 million and accounts payable and other

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

liabilities of $0.5 million. Goodwill associated with this acquisition totaled $1.2 million.

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

During the three months ended March 31, 2005, the Company acquired one Ethan Allen retail store from an independent retailer for total consideration of approximately $0.4 million. As a result of this acquisition, the Company (i) recorded additional inventory of $0.3 million and other assets of $0.2 million, and (ii) assumed customer deposits of $0.4 million. Goodwill associated with this acquisition totaled $0.3 million.

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

A summary of the Company’s allocation of purchase price is provided below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Nature of acquisition	2 stores	1 store	7 stores	2 stores
Total consideration	$4,924	$399	$9,378	$1,286
Assets acquired and liabilities assumed:
Inventory	838	305	4,491	936
PP&E and other assets	3,861	153	5,032	281
Customer deposits	(390)	(404)	(2,479)	(927)
A/P and other liabilities	(172)	—	(642)	—

Goodwill	$787	$345	$2,976	$996

(7)       Goodwill and Other Intangible Assets

As of March 31, 2006, the Company had goodwill, including product technology, of $66.3 million and other identifiable intangible assets of $19.7 million. Comparable balances as of June 30, 2005 were $63.2 million and $19.7 million, respectively.

Goodwill in the wholesale and retail segments was $27.5 million and $38.8 million, respectively, at March 31, 2006 and $27.5 million and $35.7 million, respectively, at June 30, 2005. The wholesale segment, at both dates, includes additional intangible assets of $19.7 million. These assets represent Ethan Allen trade names which are considered to have indefinite useful lives.

In accordance with FAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill and other intangible assets but, rather, evaluates such assets for impairment on an annual basis and between annual tests whenever events

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

or circumstances indicate that the carrying value of the goodwill or other intangible asset may exceed its fair value. The Company conducts its required annual impairment test during the fourth quarter of each fiscal year. No impairment losses have been recorded on the Company’s goodwill or other intangible assets as a result of applying the provisions of FAS No. 142.

(8)       Senior Unsecured Notes

On September 27, 2005, the Company completed a private offering of $200.0 million of ten-year senior unsecured notes due 2015 (the “Senior Notes”). The Senior Notes, which have been offered by Global, have an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2006. Proceeds received in connection with the issuance of the Senior Notes, net of a related discount of $1.6 million, totaled $198.4 million. The Company intends to use the net proceeds from the offering to expand its retail network, invest in its manufacturing and logistics operations, and for other general corporate purposes. As of March 31, 2006, the net proceeds have been included in the Consolidated Balance Sheets within long-term debt. The discount on the Senior Notes will be amortized to interest expense over the life of the related debt.

In connection with the offering, debt issuance costs totaling $1.8 million were incurred related, primarily, to banking, legal, accounting, rating agency, and printing services. As of March 31, 2006, these costs have been included in the Consolidated Balance Sheets as deferred financing costs within other assets and will be amortized to interest expense over the life of the Senior Notes.

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

Global has agreed to file an exchange offer registration statement under the Securities Act of 1933 (the “Securities Act”) covering an exchange offer of registered notes in exchange for the Senior Notes. The registered notes would be identical to the Senior Notes in all respects except that such registered notes would be freely tradable under the Securities Act. If an exchange offer registration statement is not permitted under applicable law, Global has agreed to file a shelf registration permitting the resale of the Senior Notes under the Securities Act. If the exchange offer has not been completed or the shelf registration statement has not been declared effective by the earlier of March 27, 2006 or, if an exchange offer has been commenced, with respect to Senior Notes ineligible for participation in the exchange offer, 90 days after a request by the initial purchaser holding such Senior Notes, Global agreed to pay an increased interest rate to holders of the Senior Notes. Following a default caused by the lack of an effective registration statement by such date, for the first subsequent 90-day period, the interest rate on the Senior Notes will accrue at an increased rate per annum of 0.50% of principal amount, and following such 90-day period, the interest rate on the Senior Notes will accrue at an additional increased rate per annum of 0.50% of principal amount (for a total increased rate per annum of 1.00%) until the exchange offer is completed, the shelf registration is declared effective by the SEC or the Senior Notes otherwise become freely tradable under the Securities Act. Under certain circumstances, Global has the right to suspend resales under the registration statement.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The SEC declared Global’s registration statement effective on March 9, 2006 and, on March 10, 2006, Global commenced the exchange offer. As of the close of the exchange offer on April 7, 2006, a total of $198.0 million aggregate principal amount of Senior Notes had been tendered for exchange. Any remaining Senior Notes that were not tendered have not been, and will not be, registered under the Securities Act and may not be offered or sold in the United States absent such registration or an applicable exemption from the registration requirements of the Securities Act.

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

Upon issuance of the Senior Notes and settlement of the related forward contracts, losses totaling $0.9 million were incurred representing the change in the fair value of the forward contracts since their respective trade dates. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended, it was determined that a portion of the related losses was the result of hedge ineffectiveness and, as such, $0.1 million of the losses was included, within interest and other related financing costs, in the Consolidated Statement of Operations for the three month period ended September 30, 2005. The balance of the losses, $0.8 million, has, as of March 31, 2006, been included (on a net-of-tax basis) in the Consolidated Balance Sheets within accumulated other comprehensive income and will be amortized to interest expense over the life of the Senior Notes.

(9)       Litigation

The Company is subject to various environmental laws and regulations. Under these laws, the Company is, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials.

As of March 31, 2006, the Company has been named as a potentially responsible party (“PRP”) with respect to the remediation of four active sites currently listed, or proposed for inclusion, on the National Priorities List (“NPL”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (“CERCLA”). The sites are located in Lyndonville, Vermont; Southington, Connecticut; High Point, North Carolina; and Atlanta, Georgia.

With respect to the Lyndonville, Vermont site, the Company has substantially resolved its liability by completing remedial construction activities. The Company continues to work with the U.S. Environmental Protection Agency (“EPA”) and has obtained a certificate of construction completion, subject to certain limited conditions. The Company does not anticipate incurring significant costs with respect to the Southington, Connecticut, High Point, North Carolina, or Atlanta, Georgia sites as it believes that it is not a major contributor based on the very small volume of waste generated by the Company in relation to total volume at those sites. Specifically, with respect to the Southington site, the Company’s volumetric share is less than 1% of over 51 million gallons disposed of at the site and there are more than 1,000 PRPs. With respect to the High Point site, the Company’s volumetric share is less than 1% of over 18 million gallons disposed of at the site and there are more than 2,000 PRPs, including 1,100 “de-minimis”parties (of which Ethan Allen is one). With respect to the Atlanta site, a former solvent recycling/reclamation facility, the Company’s volumetric share is less than 1% of over 20 million gallons disposed of at the site by more than 1,700 PRPs. In all three cases, the other PRPs consist of local, regional, national and multi-national companies.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

As of March 31, 2006, the Company believes that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.

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

(10)      Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Weighted average common shares
outstanding for basic calculation	33,021	35,257	33,340	35,690

Effect of dilutive stock options and awards	1,025	891	833	913

Weighted average common shares outstanding, adjusted for diluted calculation	34,046	36,148	34,173	36,603

As of March 31, 2006 and 2005, stock options to purchase 52,481 and 307,506 common shares, respectively, had exercise prices which exceeded the average market price of the Company’s common stock for the corresponding period. These options have been excluded from the respective diluted earnings per share calculation as their impact is anti-dilutive.

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

The Company’s accumulated other comprehensive income, which is comprised of losses on certain derivative instruments and accumulated foreign currency translation adjustments, totaled $0.7 million at March 31, 2006 and $1.1 million at June 30, 2005. Losses on derivative instruments are the result of hedging contracts entered into in connection with the issuance of the Senior Notes (see Note 8). Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to the operations of 5 Ethan Allen-owned retail stores located in Canada. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

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

A breakdown of wholesale sales by these product lines for the three and nine months ended March 31, 2006 and 2005 is provided below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Case Goods	48%	50%	49%	50%
Upholstered Products	37	35	36	36
Home Accessories and Other	15	15	15	14

	100%	100%	100%	100%

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

The following table presents segment information for the three and nine months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net Sales:
Wholesale segment	$192,192	$168,796	$558,153	$491,446
Retail segment	168,224	137,262	506,598	434,802
Elimination of inter-company sales	(93,345)	(74,904)	(270,363)	(219,496)

Consolidated Total	$267,071	$231,154	$794,388	$706,752

Operating Income:
Wholesale segment (1)	$33,974	$31,553	$97,283	$86,572
Retail segment	139	(933)	11,248	8,017
Elimination of inter-company profit (2)	(774)	(1,322)	(2,710)	2,240

Consolidated Total	$33,339	$29,298	$105,821	$96,829

Capital Expenditures:
Wholesale segment	$2,226	$796	$4,103	$3,814
Retail segment	4,892	7,998	24,164	20,396
Acquisitions (3) (4)	4,649	255	6,339	1,005

Consolidated Total	$11,767	$9,049	$34,606	$25,215

	March 31, 2006	June 30, 2005
Total Assets:
Wholesale segment (5)	$512,123	$348,346
Retail segment	353,453	311,263
Inventory profit elimination (6)	(34,962)	(31,223)

Consolidated Total	$830,614	$628,386

(1)	Operating income for the wholesale segment for the nine months ended March 31, 2006 includes a pre-tax restructuring and impairment charge of $4.2 million recorded during the three month period ended September 30, 2005.

(2)	Represents the change in the inventory profit elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned store inventory existing at the end of the period. See footnote 6 below.

(3)	For the three and nine months ended March 31, 2006, acquisitions include the purchase of 2 retail stores and 7 retail stores, respectively. For the three and nine months ended March 31, 2005, acquisitions include the purchase of 1 retail store and 2 retail stores, respectively.

(4)	The 2 retail stores purchased during the three months ended December 31, 2005 were acquired in exchange for shares of the Company’s common stock. See Note 6.

(5)	Total assets of the wholesale segment at March 31, 2006 include the net proceeds received in connection with the issuance, by Ethan Allen Global, Inc., of $200.0 million in ten-year senior unsecured notes on September 27, 2005. See Note 8.

(6)	Represents the embedded wholesale profit contained in Ethan Allen-owned store inventory that has not yet been realized. These profits are realized when the related inventory is sold.

At March 31, 2006, there were 32 Ethan Allen retail stores located outside the United States, of which 27 were independently-owned. The Company’s net sales derived from sales to non-domestic, independently-owned retail stores totaled less than 2% of consolidated sales for the three and nine month periods ended March 31, 2006 and 2005.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13)     Recent Accounting Pronouncements

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event (“FSP 123(R)-4”). The provisions of FSP 123(R)-4 amend FAS 123(R) and provide that cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the Company’s control does not require classification of the option or similar instrument as a liability until it becomes probable that the event will occur. The Company is required to begin applying the guidance in FSP 123(R)-4 in the quarterly period ending June 30, 2006. The Company does not believe that the adoption of FSP 123(R)-4 will have a material effect on its financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140, which permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Statement 155 is effective for all financial instruments acquired or issued subsequent to the beginning of the first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of this authoritative guidance will have a material effect on its financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, which provides relief for servicers that use derivatives to economically hedge fluctuations in the fair value of their servicing rights and changes how gains and losses are computed in certain transfers or securitizations. Statement 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of this authoritative guidance will have a material effect on its financial position, results of operations or cash flows.

(14)      Subsequent Events

In April 2006, the Company acquired two Ethan Allen retail stores from an independent retailer for total consideration of $1.1 million. As a result of this acquisition, the Company (i) recorded additional inventory of $0.9 million and other assets of $0.4 million, and (ii) assumed customer deposits of $0.8 million. Goodwill associated with this acquisition totaled $0.6 million.

(15)     Financial Information About the Parent, the Issuer and the Guarantors

On September 27, 2005, Ethan Allen Global, Inc. (the "Issuer") issued $200 million aggregate principal amount of Senior Notes. The Senior Notes have been guaranteed on a senior basis by Ethan Allen Interiors Inc. (the "Parent"), and other wholly-owned subsidiaries of the Issuer and the Parent, including Ethan Allen Retail, Inc., Ethan Allen Operations, Inc., Ethan Allen Realty, LLC, Lake Avenue Associates, Inc. and Manor House, Inc. The Subsidiary guarantors (other than the Parent) are collectively called the "Guarantors". The guarantees of the Guarantors are unsecured. All of the guarantees are full, unconditional and joint and several and the Issuer and each of the Guarantors are 100% owned by the Parent. Ethan Allen (UK) Ltd., KEA International Inc., Northeast Consolidated, Inc., Riverside Water Works, Inc. and our other subsidiaries which are not guarantors are called the "Non-Guarantors". The following tables set forth the condensed consolidating balance sheets as of March 31, 2006 and June 30, 2005, the condensed consolidating statements of operations for the three and nine months ended March 31, 2006 and and 2005, and the condensed consolidating statements of cash flows for the nine months ended March 31, 2006 and 2005, of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet
(in thousands)

March 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$182,991	$2,763	$—	$—	$185,754
Accounts receivable, net	—	25,852	867	5	—	26,724
Inventories	—	—	217,646	8,889	(34,962)	191,573
Prepaid expenses and other current assets	—	22,813	24,995	281	—	48,089
Intercompany	—	390,217	172,343	—	(562,560)	—

Total current assets	—	621,873	418,614	9,175	(597,522)	452,140

Property, plant and equipment, net	—	8,638	278,075	84	—	286,797
Intangible assets, net	—	37,905	48,127	—	—	86,032
Other assets	—	5,232	1,022	(609)	—	5,645
Investment in affiliated companies	503,454	188,877	—	—	(692,331)	—

Total assets	$503,454	$862,525	$745,838	$8,650	$(1,289,853)	$830,614

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt and capital
lease obligations	$—	$—	$212	$—	$—	$212
Customer deposits	—	—	58,220	—	—	58,220
Accounts payable	—	10,507	13,240	4,446	—	28,193
Accrued expenses and other current liabilities	6,094	36,797	16,171	1	—	59,063
Intercompany	64,204	42,271	451,336	4,749	(562,560)	—

Total current liabilities	70,298	89,575	539,179	9,196	(562,560)	145,688

Long-term debt	—	198,476	4,241	—	—	202,717
Other long-term liabilities	—	254	11,821	—	—	12,075
Deferred income taxes	—	36,261	—	—	—	36,261

Total liabilities	70,298	324,566	555,241	9,196	(562,560)	396,741

Shareholders' equity	433,156	537,959	190,597	(546)	(727,293)	433,873

Total liabilities and shareholders' equity	$503,454	$862,525	$745,838	$8,650	$(1,289,853)	$830,614

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet
(in thousands)

June 30, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$3,344	$104	$—	3,448
Accounts receivable, net	—	—	28,016	3	—	28,019
Inventories	—	—	208,200	9,502	(31,223)	186,479
Prepaid expenses and other current assets	—	—	46,155	288	—	46,443
Intercompany	—	—	191,131	—	(191,131)	—

Total current assets	—	—	476,846	9,897	(222,354)	264,389

Property, plant and equipment, net	—	—	275,122	89	—	275,211
Intangible assets, net	—	—	82,897	—	—	82,897
Other assets	—	—	5,562	327	—	5,889
Investment in affiliated companies	438,377	—	327	—	(438,704)	—

Total assets	$438,377	$—	$840,754	$10,313	$(661,058)	$628,386

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt and capital
lease obligations	$—	$—	$240	$—	$—	$240
Customer deposits	—	—	53,654	—	—	53,654
Accounts payable	—	—	13,896	5,456	—	19,352
Accrued expenses and other current liabilities	5,360	—	55,357	3	—	60,720
Intercompany	—	—	186,664	4,467	(191,131)	—

Total current liabilities	5,360	—	309,811	9,926	(191,131)	133,966

Long-term debt	—	—	12,270	—	—	12,270
Other long-term liabilities	—	—	12,445	—	—	12,445
Deferred income taxes	—	—	35,637	—	—	35,637

Total liabilities	5,360	—	370,163	9,926	(191,131)	194,318

Shareholders' equity	433,017	—	470,591	387	(469,927)	434,068

Total liabilities and shareholders' equity	$438,377	$—	$840,754	$10,313	$(661,058)	$628,386

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Consolidating Statement Of Operations
(in thousands)

Three Months Ended March 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$192,738	$253,407	$—	$(179,074)	$267,071
Cost of sales	—	136,565	173,846	10	(178,096)	132,325

Gross profit	—	56,173	79,561	(10)	(978)	134,746

Selling, general and administrative expenses	41	10,322	91,031	3	10	101,407
Restructuring and impairment charges	—	—	—	—	—	—

Total operating expenses	41	10,322	91,031	3	10	101,407

Operating income (loss)	(41)	45,851	(11,470)	(13)	(988)	33,339

Interest and other miscellaneous income	20,035	(9,050)	33	(434)	(8,837)	1,747
Interest and other related financing costs	—	3,019	76	—	—	3,095

Income before income tax expense	19,994	33,782	(11,513)	(447)	(9,825)	31,991

Income tax expense	—	11,997	—	—	—	11,997

Net income (loss)	$19,994	$21,785	$(11,513)	$(447)	$(9,825)	$19,994

Three Months Ended March 31, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$395,172	$—	$(164,018)	$231,154
Cost of sales	—	—	283,345	6	(162,647)	120,704

Gross profit	—	—	111,827	(6)	(1,371)	110,450

Selling, general and administrative expenses	41	—	81,108	3	—	81,152
Restructuring and impairment charges	—	—	—	—	—	—

Total operating expenses	41	—	81,108	3	—	81,152

Operating income (loss)	(41)	—	30,719	(9)	(1,371)	29,298

Interest and other miscellaneous income	17,976	—	167	2,056	(20,039)	160
Interest and other related financing costs	—	—	2,403	—	(2,202)	201

Income before income tax expense	17,935	—	28,483	2,047	(19,208)	29,257

Income tax expense	—	—	10,468	854	—	11,322

Net income	$17,935	$—	$18,015	$1,193	$(19,208)	$17,935

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Consolidating Statement Of Operations
(in thousands)

Nine Months Ended March 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$559,052	$751,361	$—	$(516,025)	$794,388
Cost of sales	—	395,114	511,381	23	(513,270)	393,248

Gross profit	—	163,938	239,980	(23)	(2,755)	401,140

Selling, general and administrative expenses	124	33,954	256,991	9	—	291,078
Restructuring and impairment charges	—	—	4,241	—	—	4,241

Total operating expenses	124	33,954	261,232	9	—	295,319

Operating income (loss)	(124)	129,984	(21,252)	(32)	(2,755)	105,821

Interest and other miscellaneous income	63,412	(20,150)	(280)	(901)	(39,131)	2,950
Interest and other related financing costs	—	6,266	231	—	—	6,497

Income before income tax expense	63,288	103,568	(21,763)	(933)	(41,886)	102,274

Income tax expense	—	37,322	1,664	—	—	38,986

Net income (loss)	$63,288	$66,246	$(23,427)	$(933)	$(41,886)	$63,288

Nine Months Ended March 31, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,179,300	$—	$(472,548)	$706,752
Cost of sales	—	—	841,153	25	(474,702)	366,476

Gross profit	—	—	338,147	(25)	2,154	340,276

Selling, general and administrative expenses	124	—	243,537	5	—	243,666
Restructuring and impairment charges	—	—	(219)	—	—	(219)

Total operating expenses	124	—	243,318	5	—	243,447

Operating income (loss)	(124)	—	94,829	(30)	2,154	96,829

Interest and other miscellaneous income	59,951	—	1,440	5,830	(65,815)	1,406
Interest and other related financing costs	—	—	7,092	—	(6,604)	488

Income before income tax expense	59,827	—	89,177	5,800	(57,057)	97,747

Income tax expense	—	—	35,358	2,562	—	37,920

Net income	$59,827	$—	$53,819	$3,238	$(57,057)	$59,827

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Consolidating Statement Of Cash Flows
(in thousands)

Nine Months Ended March 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$66,367	$91	$26,097	$(104)	$—	$92,451

Cash flows from investing activities:
Capital expenditures	—	(5,371)	(22,896)	—	—	(28,267)
Acquisitions	—	—	(6,339)	—	—	(6,339)
Proceeds from the disposal of property, plant and
equipment	—	5	2,352	—	—	2,357
Other	—	12	—	—	—	12

Net cash used in investing activities	—	(5,354)	(26,883)	—	—	(32,237)

Cash flows from financing activities:
Net proceeds from the issuance of long-term debt	—	198,396	—	—	—	198,396
Net payments on revolving credit facility	—	(8,000)	—	—	—	(8,000)
Payments on long-term debt and capital lease obligations	—	—	(59)	—	—	(59)
Payment of deferred financing costs	—	(2,142)	—	—	—	(2,142)
Purchases and retirements of company stock	(51,137)	—	—	—	—	(51,137)
Net proceeds from the issuance of common stock	1,931	—	—	—	—	1,931
Dividends paid	(17,161)	—	—	—	—	(17,161)

Net cash provided by (used in) financing activities	(66,367)	188,254	(59)	—	—	121,828

Effect of exchange rate changes	—	—	264	—	—	264

Net increase (decrease) in cash and cash equivalents	—	182,991	(581)	(104)	—	182,306

Cash and cash equivalents - beginning of period	—	—	3,344	104	—	3,448

Cash and cash equivalents - end of period	$—	$182,991	$2,763	$—	$—	$185,754

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Consolidating Statement Of Cash Flows
(in thousands)

Nine Months Ended March 31, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$73,024	$—	$6,320	$(179)	$—	$79,165

Cash flows from investing activities:
Capital expenditures	—	—	(24,210)	—	—	(24,210)
Acquisitions	—	—	(1,005)	—	—	(1,005)
Proceeds from the disposal of property, plant and
equipment	—	—	4,385	—	—	4,385
Proceeds from the sale of retail stores	—	—	2,094	—	—	2,094
Other	—	—	552	—	—	552

Net cash used in investing activities	—	—	(18,184)	—	—	(18,184)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	—	—	—	—
Payments on long-term debt and capital lease
obligations	—	—	(4,695)	—	—	(4,695)
Purchases and retirements of company stock	(59,613)	—	—	—	—	(59,613)
Net proceeds from the issuance of common stock	992	—	—	—	—	992
Dividends paid	(14,403)	—	—	—	—	(14,403)

Net cash used in financing activities	(73,024)	—	(4,695)	—	—	(77,719)

Effect of exchange rate changes	—	—	121	—	—	121

Net decrease in cash and cash equivalents	—	—	(16,438)	(179)	—	(16,617)

Cash and cash equivalents - beginning of period	—	—	27,247	281	—	27,528

Cash and cash equivalents - end of period	$—	$—	$10,809	$102	$—	$10,911

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Results of Operations

        Ethan Allen’s revenues are comprised of (i) wholesale sales to independently-owned and Company-owned retail stores and (ii) retail sales of Company-owned stores. See Note 12 to the Company’s Consolidated Financial Statements for the three and nine months ended March 31, 2006 and 2005.

        The components of consolidated revenue and operating income were as follows (in millions):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Revenue:
Wholesale segment	$192.2	$168.8	$558.2	$491.4
Retail segment	168.2	137.3	506.6	434.8
Elimination of inter-company sales	(93.3)	(74.9)	(270.4)	(219.5)

Consolidated Revenue	$267.1	$231.2	$794.4	$706.7

Operating Income:
Wholesale segment (1)	$34.0	$31.5	$97.3	$86.6
Retail segment	0.1	(0.9)	11.2	8.0
Elimination of inter-company profit (2)	(0.8)	(1.3)	(2.7)	2.2

Consolidated Operating Income	$33.3	$29.3	$105.8	$96.8

(1)	Operating income for the wholesale segment for the nine months ended March 31, 2006 includes a pre-tax restructuring and impairment charge of $4.2 million recorded during the three month period ended September 30, 2005.

(2)	Represents the change in the inventory profit elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned store inventory existing at the end of the period.

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

        Consolidated revenue for the three months ended March 31, 2006 increased by $35.9 million, or 15.5%, to $267.1 million, from $231.2 million for the three months ended March 31, 2005. Net sales for the period largely reflect the delivery of product associated with booked orders and backlog existing as of the end of the preceding quarter. During the current quarter, sales benefited from an increase in the incoming order rate as a result of (i) the continued re-positioning of the Company’s retail stores to larger and more prominent locations, (ii) ongoing efforts to develop a more professional management structure within the Company’s retail stores, and (iii) recent product introductions. In addition, sales were favorably impacted by further implementation of the Company’s “mission possible” initiative, the objective of which is to reduce the lead time associated with product delivery to both its independent retailers and consumers.

        Total wholesale revenue for the third quarter of fiscal 2006 increased by $23.4 million, or 13.9%, to $192.2 million from $168.8 million in the third quarter of fiscal 2005. The quarter-over-quarter increase was attributable to an increase in the incoming order rate, coupled with increased throughput within the Company’s upholstery manufacturing operations, and improved service position within certain imported product lines, both of which resulted in shorter delivery cycle times.

        Total retail revenue from Ethan Allen-owned stores for the three months ended March 31, 2006 increased by $30.9 million, or 22.6%, to $168.2 million from $137.3 million for the three months ended March 31, 2005. The increase in retail sales by Ethan Allen-owned stores was attributable to increases in comparable store delivered sales of $19.1 million, or 15.2%, and sales generated by newly opened (including relocated) or acquired stores of $15.3 million. These favorable variances were partially offset by a decrease resulting from sold and closed stores, which generated $3.5 million fewer sales in the third quarter of fiscal 2006 as compared to the same period in fiscal 2005. The number of Ethan Allen-owned stores increased to 134 as of March 31, 2006 as compared to 123 as of March 31, 2005. During the twelve months ended March 31, 2006, the Company acquired 11 stores from, and sold 1 store to, independent retailers, closed 2 stores, and opened 8 stores (5 of which were relocations).

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

        Quarter-over-quarter, written business of Ethan Allen-owned stores increased 19.5% and comparable store written business increased 12.3%. Over that same period, wholesale orders increased 16.1%. The increase in retail written sales during the current quarter was likely attributable to the positive effects of the continued re-positioning of the Company’s retail stores to larger and more prominent locations, ongoing efforts to develop a more professional management structure within the Company’s retail stores, recent product introductions, and, to some degree, the Company’s continued use of national television as an advertising medium during the period. Wholesale written business reflects, in addition to the aforementioned factors, the orders booked in the current period for new product introduced at the Company’s spring retailer conference which was held in March 2006. The Company did not conduct a similar conference in the prior year quarter.

        Gross profit increased during the quarter to $134.7 million from $110.4 million in the prior year comparable quarter. The $24.3 million, or 22.0%, increase in gross profit was primarily attributable to (i) an increase in total sales volume, some of which is a result of the Company’s ongoing initiative to reduce the lead time associated with product delivery, and (ii) a higher proportionate share of retail sales to total sales (63% in the current quarter compared to 59% in the prior year period), and (iii) improved margins attributable to better plant performance within the Company’s domestic manufacturing operations and the continued off-shore sourcing of selected product lines, partially offset by the higher cost of selected raw materials, particularly foam, and excess capacity at selected manufacturing facilities. Consolidated gross margin increased to 50.5% in the third quarter of fiscal 2006 from 47.8% in the prior year quarter as a result, primarily, of the factors identified previously.

        Operating expenses increased $20.3 million, or 25.0%, to $101.4 million, or 38.0% of net sales, in the current year quarter from $81.1 million, or 35.1% of net sales, in the prior year quarter. This increase was primarily attributable to increased costs associated with (i) the continued re-positioning of the Company’s retail stores to larger and more prominent locations, and (ii) ongoing efforts to develop a more professional management structure within the Company’s retail stores, both of which have resulted in higher costs associated with managerial salaries and benefits, commissions, delivery and warehousing, occupancy and local advertising. In addition, current quarter operating expenses were unfavorably impacted by (i) increased distribution costs attributable to higher fuel and freight charges, some of which stems from the improved sales volume noted during the period, (ii) an increase in national advertising costs, largely as a result of the decision to utilize television as an advertising medium during the period, and (iii) an increase in compensation and benefit related expenses.

        Operating income for the three months ended March 31, 2006 totaled $33.3 million, or 12.5% of net sales, compared to $29.3 million, or 12.7% of net sales, for the three months ended March 31, 2005. This represents an increase of $4.0 million, and was attributable to the overall increase in gross profit referred to previously, partially offset by higher operating expenses noted during the period.

        Wholesale operating income for the three months ended March 31, 2006 totaled $34.0 million, or 17.7% of net sales, as compared to $31.5 million, or 18.7% of net sales, in the comparable prior year quarter. The increase of $2.5 million, or 7.7%, was primarily attributable to (i) the increase in wholesale sales volume, and (ii) improved margins attributable to better plant performance within the Company’s domestic manufacturing operations and the continued off-shore sourcing of selected product lines, partially offset by the higher cost of selected raw materials, particularly foam, and excess capacity at selected manufacturing facilities. These increases were further offset by (i) increased distribution costs attributable to higher fuel and freight charges, (ii) an increase in national advertising costs, largely as a result of the decision to utilize television

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

as an advertising medium during the period, and (iii) an increase in compensation and benefit related expenses.

        Operating income for the retail segment increased $1.0 million to $0.1 million, or 0.1% of net retail sales, for the third quarter of fiscal 2006, as compared to an operating loss of $0.9 million, or (0.7%) of net retail sales, for the third quarter of fiscal 2005. The increase in retail operating income generated by Ethan Allen-owned stores is primarily attributable to higher sales volume generated by comparable, and newly-opened (including relocations) or acquired stores, partially offset by higher operating expenses related to the continued re-positioning of the Company’s retail store network and ongoing efforts to develop a more professional management structure within the Company’s retail stores.

        Interest and other miscellaneous income, net for the current quarter increased to $1.7 million from $0.1 million in the prior year quarter. The $1.6 million increase was due, primarily, to increased investment income resulting from higher cash and short-term investment balances maintained during the current year period.

        Interest and other related financing costs for the current quarter increased $2.9 million to $3.1 million from $0.2 million in the prior year quarter. The increase was due, primarily, to interest expense incurred in connection with the Company’s issuance of senior unsecured debt in September 2005.

        Income tax expense for the three months ended March 31, 2006 was $12.0 million as compared to $11.3 million for the three months ended March 31, 2005. The Company’s effective tax rate for the current quarter was 37.5%, down from 38.7% in the prior year quarter. The lower effective tax rate was a result, primarily, of the benefit associated with the manufacturers’ deduction provided for under The Jobs Creation Act of 2004, partially offset by the adverse impact of (i) recently-enacted changes within certain state tax legislation, and (ii) increased state income tax liability arising in connection with the operation of a greater number of Company-owned stores.

        The Company recorded net income of $20.0 million for the quarter ended March 31, 2006, as compared to $17.9 million in the prior year quarter. Net income per diluted share totaled $0.59 for the current quarter and $0.50 per diluted share in the prior year quarter.

Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2005

        Consolidated revenue for the nine months ended March 31, 2006 increased by $87.7 million, or 12.4%, to $794.4 million, from $706.7 million for the nine months ended March 31, 2005. Net sales for the period largely reflect the delivery of product associated with booked orders and backlog existing as of the beginning of the period. The increase in sales was due, primarily, to an increase in the incoming order rate as a result of (i) the continued re-positioning of the Company’s retail stores to larger and more prominent locations, (ii) ongoing efforts to develop a more professional management structure within the Company’s retail stores, and (iii) recent product introductions. In addition, in recent months, sales have benefited from the Company’s continued implementation of its “mission possible” initiative, the objective of which is to reduce the lead time associated with product delivery to both its independent retailers and consumers.

        Total wholesale revenue for the first nine months of fiscal 2006 increased by $66.8 million, or 13.6%, to $558.2 million from $491.4 million in the prior year comparable period. The year-over-year increase was attributable to an increase in the incoming order rate, coupled with increased throughput within all lines of the Company’s manufacturing operations, and improved service position within certain imported product lines, both of which resulted in shorter delivery cycle times.

        Total retail revenue from Ethan Allen-owned stores for the nine months ended March 31, 2006 increased by $71.8 million, or 16.5%, to $506.6 million from $434.8 million for the nine months ended March 31, 2005. The increase in retail sales by Ethan Allen-owned stores was attributable to increases in comparable store delivered sales of $48.5 million, or 12.2%, and sales generated by newly opened (including relocated) or acquired stores of

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

$38.5 million. These favorable variances were partially offset by a decrease resulting from sold and closed stores, which generated $15.2 million fewer sales in the first nine months of fiscal 2006 as compared to the same period in fiscal 2005.

        Year-over-year, written business of Ethan Allen-owned stores increased 16.1% and comparable store written business increased 11.4%. Over that same period, wholesale orders increased 11.5%. The increase in both retail and wholesale written sales during the nine month period was likely attributable to the positive effects of the continued re-positioning of the Company’s retail stores to larger and more prominent locations, ongoing efforts to develop a more professional management structure within the Company’s retail stores, recent product introductions, and, to some degree, the Company’s continued use of national television as an advertising medium during the period.

        Gross profit increased during the nine months ended March 31, 2006 to $401.1 million from $340.2 million in the prior year comparable period. The $60.9 million, or 17.9%, increase in gross profit was primarily attributable to (i) an increase in total sales volume, some of which is a result of the Company’s ongoing initiative to reduce the lead time associated with product delivery, (ii) a higher proportionate share of retail sales to total sales (64% in the current period compared to 62% in the prior year period), (iii) improved margins resulting from better plant performance within the Company’s domestic manufacturing operations and the continued off-shore sourcing of selected product lines, and (iv) a reduction in costs associated with excess capacity at the Company’s manufacturing facilities. Consolidated gross margin increased to 50.5% during the nine months ended March 31, 2006 from 48.1% in the prior year comparable period as a result, primarily, of the factors identified previously.

        The Company recorded a pre-tax restructuring and impairment charge of $4.2 million in the first quarter of fiscal 2006 relating to its planned conversion of one of its existing manufacturing facilities into a regional distribution center. The facility, currently involved in the production of wood case goods furniture, is located in Dublin, Virginia. In connection with this initiative, the Company has permanently ceased production at the Dublin location and is currently in process of consolidating the distribution operations of its existing Old Fort, North Carolina location into the new, larger facility. The decision impacts approximately 325 employees, of which the Company expects approximately 75 to be employed in new positions. The costs incurred in connection with the decision to cease production at the Dublin facility consisted, primarily, of employee severance and benefits and other plant exit costs ($1.3 million), as well as fixed asset impairment charges ($2.9 million), primarily for machinery and equipment, associated with the affected facilities. In addition, adjustments totaling $0.2 million were recorded during the first nine months of fiscal 2005 to reverse certain accruals previously established in connection with an earlier plant consolidation plan which were no longer required.

        In addition, on July 1, 2005, the Company adopted the recognition and measurement provisions of FAS 123(R), Share-Based Payment, which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In adopting FAS 123(R), the Company applied the modified prospective approach to transition which requires that the provisions of FAS 123(R) be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

        As a result of the adoption of FAS 123(R), operating expenses for the nine month period ended March 31, 2006 include share-based compensation expense totaling $1.7 million. For the prior year comparable period, during which time the Company applied the APB No. 25 intrinsic value method of measuring compensation cost, the cost associated with

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

share-based compensation arrangements totaled $0.2 million. As of March 31, 2006, there was $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.8 years.

        Including the restructuring and impairment charge of $4.2 million recorded in the first quarter of fiscal 2006, operating expenses increased $51.9 million, or 21.3%, to $295.3 million, or 37.2% of net sales, in the current nine month period from $243.4 million, or 34.4% of net sales, in the prior year comparable period. This increase was primarily attributable to increased costs associated with (i) the continued re-positioning of the Company’s retail stores to larger and more prominent locations, and (ii) ongoing efforts to develop a more professional management structure within the Company’s retail stores, both of which have resulted in higher costs associated with managerial salaries and benefits, commissions, local advertising, occupancy, and delivery and warehousing. In addition, current period operating expenses were unfavorably impacted by (i) an increase in national advertising costs, largely as a result of the decision to utilize television as an advertising medium during the period, (ii) increased distribution costs attributable to higher fuel and freight charges, some of which stem from the improved sales volume noted during the period, (iii) the aforementioned restructuring and impairment charge, and (iv) an increase in compensation and benefit related expenses, including costs recorded in connection with stock options and other share-based awards as a result of the Company’s adoption of FAS 123(R) on July 1, 2005.

        Including the restructuring and impairment charge of $4.2 million recorded in the first quarter of fiscal 2006, operating income for the nine months ended March 31, 2006 totaled $105.8 million, or 13.3% of net sales, compared to $96.8 million, or 13.7% of net sales, for the nine months ended March 31, 2005. This represents an increase of $9.0 million, and was attributable to the overall increase in gross profit referred to previously, partially offset by higher operating expenses noted during the period.

        Including the restructuring and impairment charge of $4.2 million recorded in the first quarter of fiscal 2006, wholesale operating income for the nine months ended March 31, 2006 totaled $97.3 million, or 17.4% of net sales, as compared to $86.6 million, or 17.6% of net sales, in the comparable prior year period. The increase of $10.7 million, or 12.4%, was primarily attributable to (i) the increase in wholesale sales volume, (ii) improved margins resulting from better plant performance within the Company’s domestic manufacturing operations and the continued off-shore sourcing of selected product lines, and (iii) a reduction in costs associated with excess capacity at the Company’s manufacturing facilities. These increases were partially offset by (i) an increase in national advertising costs, largely as a result of the decision to utilize television as an advertising medium during the period, (ii) increased distribution costs attributable to higher fuel and freight charges, (iii) the aforementioned restructuring and impairment charge, (iv) an increase in compensation and benefit related expenses, and (v) losses incurred in connection with the disposition of certain plant machinery and equipment.

        Operating income for the retail segment increased $3.2 million to $11.2 million, or 2.2% of net retail sales, for the nine month period ended March 31, 2006, as compared to $8.0 million, or 1.8% of net retail sales, for the prior year comparable period. The increase in retail operating income generated by Ethan Allen-owned stores is primarily attributable to higher sales volume generated by comparable, and newly-opened (including relocations) or acquired stores, partially offset by higher operating expenses related to the continued re-positioning of the Company’s retail store network and ongoing efforts to develop a more professional management structure within the Company’s retail stores.

        Interest and other miscellaneous income, net for the nine months ended March 31, 2006 increased to $2.9 million from $1.4 million in the prior year comparable period. The $1.5 million increase was due, primarily, to increased investment income resulting from higher cash and short-term investment balances maintained during the current year period.

        Interest and other related financing costs for the current nine month period ended March 31, 2006 increased $6.0 million to $6.5 million from $0.5 million in the prior year

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

comparable period. The increase was due, primarily, to interest expense incurred in connection with the Company’s issuance of senior unsecured debt in September 2005.

        Income tax expense for the nine months ended March 31, 2006 was $102.3 million as compared to $97.7 million for the nine months ended March 31, 2005. The Company’s effective tax rate for the current period was 38.1%, down from 38.8% in the prior year period. The slightly lower effective tax rate was a result, primarily, of the benefit associated with the manufacturers’ deduction provided for under The Jobs Creation Act of 2004, partially offset by the adverse impact of (i) recently-enacted changes within certain state tax legislation, and (ii) increased state income tax liability arising in connection with the operation of a greater number of Company-owned stores.

        The Company recorded net income of $63.3 million for the nine months ended March 2006, as compared to $59.8 million in the prior year comparable period. Net income per diluted share totaled $1.85 for the current year period and $1.63 per diluted share in the prior year period.

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

        The credit facility contains various covenants which may limit the Company's ability to: incur debt; engage in mergers and consolidations; make restricted payments; sell certain assets; make investments; and issue stock. The Company is also required to meet certain financial covenants including a fixed charge coverage ratio, which shall not be less than 3.00 to 1 for any period of four consecutive fiscal quarters ended on or after June 30, 2005, and a leverage ratio, which shall not be greater than 3.00 to 1 at any time. As of March 31, 2006, the Company had satisfactorily complied with these covenants.

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

        In connection with the issuance of the Senior Notes, Global, in July and August 2005, entered into 6 separate forward contracts to hedge the risk-free interest rate associated with $108.0 million of the related debt in order to minimize the negative impact of interest rate fluctuations on earnings, cash flows and equity. The forward contracts were entered into with a major banking institution thereby mitigating the risk of credit loss. Upon issuance of the Senior Notes and settlement of the related forward contracts, losses totaling $0.9 million were incurred representing the change in the fair value of the forward contracts since their respective trade dates. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended, it was determined that a portion of the related losses was the result of hedge ineffectiveness and, as such, $0.1 million of the losses was included, within interest and other related financing costs, in the Consolidated Statement of Operations for the three month period ended September 30, 2005. The balance of the losses, $0.8 million, has, as of March 31, 2006, been included (on a net-of-tax basis) in the Consolidated Balance Sheets within accumulated other comprehensive income and will be amortized to interest expense over the life of the Senior Notes.

        As of March 31, 2006 the Company maintained cash and short-term investments totaling $185.8 million and outstanding debt and capital lease obligations totaling $202.9 million. The current and long-term portions of the Company’s outstanding debt and capital lease obligations totaled $0.2 million and $202.7 million, respectively, at that date. The Company had no revolving loans outstanding under the credit facility as of March 31, 2006,

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

and standby letters of credit outstanding under the facility at that date totaled $16.2 million. Remaining available borrowing capacity under the facility was $183.8 million at March 31, 2006.

        Net cash provided by operating activities totaled $92.5 million for the first nine months of fiscal 2006 as compared to $79.2 million for the first nine months of fiscal 2005. The period-over-period increase of $13.3 million was principally the result of changes in (i) accounts payable ($9.7 million effect) due, primarily, to increased payables activity associated with advertising-related expenditures and income taxes, (ii) restructuring and impairment charges ($4.5 million effect), (iii) an increase in net income ($3.5 million effect), (iv) changes in the gain/loss on disposal of certain property, plant and equipment ($2.8 million effect), (v) customer deposits ($2.2 million effect) reflecting the period-to-period change in the level of written and delivered sales, and (vi) compensation expense related to stock option grants and restricted stock awards ($1.5 million effect) as a result of the Company’s adoption of FAS 123(R) on July 1, 2005. These favorable variances were partially offset by unfavorable variances related to (i) inventories ($5.7 million effect) which, net of acquired inventory, decreased $0.6 million in the current period as compared to an increase of $5.1 million in the prior year period, (ii) prepaid and other current assets ($2.3 million effect), (iii) deferred income taxes ($2.2 million effect), and (iv) accrued expenses ($2.0 million effect) as a result of normal business activity.

        The increase in inventory levels from June 2005 was the result, primarily, of an increase within retail inventories associated with the higher volume of retail written sales and corresponding wholesale shipments occurring during the period. This increase was partially offset by an increase in retail delivered sales and a reduction in plant inventories as a result of the Company’s continued efforts to efficiently manage its raw material and work-in-process inventories while, at the same time, meeting production needs.

        Net cash used in investing activities totaled $32.2 million for the first nine months of fiscal 2006 compared to $18.2 million in the prior year comparable period. The period-over-period increase of $14.0 million was due, primarily, to (i) an increase in cash utilized to fund acquisition activity of $5.3 million, (ii) an increase in cash utilized for capital expenditures of $4.1 million, (iii) a decrease in proceeds from the sale of retail stores of $2.1 million, (iv) a decrease in proceeds from the disposal of certain property, plant and equipment of $2.0 million, and (v) cash payments on hedging contracts of $0.9 million. The current level of capital spending is principally attributable to (i) new store development and renovation, (ii) Company-wide technology initiatives, and (iii) improvements within the Company’s remaining manufacturing facilities. The Company anticipates that cash from operations will be sufficient to fund future capital expenditures.

        Net cash provided by financing activities totaled $121.8 million for the nine months ended March 2006 as compared to cash used of $77.7 million in the prior year period. The period-over-period increase of $199.5 million was the result, primarily, of (i) the receipt of the net proceeds ($198.4 million) associated with the issuance of the Senior Notes during the current period, (ii) a $8.6 million reduction in payments related to the acquisition of treasury stock, and (iii) a $4.6 million reduction in cash used for the repayment of debt. These favorable variances were partially offset by unfavorable variances related to (i) net borrowing activity on the Company’s revolving credit facility ($8.0 million), (ii) an increase in cash utilized in the payment of dividends ($2.8 million), and (iii) an increase in cash utilized in the payment of deferred financing costs ($2.1 million).

        On January 24, 2006, the Company declared a dividend of $0.18 per common share, payable on April 25, 2006, to shareholders of record as of April 10, 2006. Additionally, on April 25, 2006, the Company declared a dividend of $0.18 per common share, payable on July 25, 2006, to shareholders of record as of July 10, 2006. The Company expects to continue to declare quarterly dividends for the foreseeable future.

        In addition to using available cash to fund changes in working capital, necessary capital expenditures, acquisition activity, the repayment of debt, and the payment of

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

dividends, the Company has been authorized by its Board of Directors to repurchase its common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. All of the Company’s common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’equity.

        During the nine months ended March 31, 2006 and 2005, the Company repurchased and/or retired the following shares of its common stock:

	Nine Months Ended March 31,
	2006	2005(1)
Common shares repurchased	1,606,900	1,693,500
Cost to repurchase common shares	$51,136,909	$58,867,835
Average price per share	$31.82	$34.76

(1)	The cost to repurchase shares during the first nine months of fiscal year 2005 excludes $745,735 in treasury stock purchases with a June 2004 trade date and a July 2004 settlement date.

        For each of the periods presented above, the Company funded its purchases of treasury stock with existing cash on hand and cash generated through current period operations. On November 15, 2005, the Board of Directors increased the share purchase authorization to 2.5 million shares. As of March 31, 2006, the full Board authorization of 2.5 million shares remained.

        As of March 31, 2006, aggregate scheduled maturities of long-term debt, including capital lease obligations, for each of the next five fiscal years are: $0.2 million in fiscal 2006; and less than $0.1 million in each of fiscal 2007, fiscal 2008, fiscal 2009, and fiscal 2010. The balance of the Company’s long-term debt and capital lease obligations ($202.5 million) matures in fiscal years 2011 and thereafter. The Company believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements. As of March 31, 2006, the Company had working capital of $306.5 million and a current ratio of 3.10 to 1.

Off-Balance Sheet Arrangements and Other Commitments, Contingencies and Contractual Obligations

        Except as indicated below, the Company does not utilize or employ any off-balance sheet arrangements, including special-purpose entities, in operating its business. As such, the Company does not maintain, as of March 31, 2006, any (i) retained or contingent interests, (ii) derivative instruments, or (iii) variable interests which could serve as a source of potential risk to its future liquidity, capital resources and results of operations.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retailer-Related Guarantees

        Ethan Allen has obligated itself, on behalf of one of its independent retailers, with respect to a $1.5 million credit facility (the “Credit Facility”) comprised of a $1.1 million revolving line of credit and a $0.4 million term loan. This obligation requires the Company, in the event of the retailer’s default under the Credit Facility, to repurchase the retailer’s inventory, applying such purchase price to the retailer’s outstanding indebtedness under the Credit Facility. The Company’s obligation remains in effect for the life of the term loan which expires in April 2008. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this obligation is limited to the amount outstanding under the Credit Facility at the time of default (subject to pre-determined lending limits based on the value of the underlying inventory) and, as such, is not an estimate of future cash flows. No specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this obligation, except to the extent that the Company maintains the right to take title to the repurchased inventory. Management anticipates that the repurchased inventory could subsequently be sold through the Company’s retail store network. As of March 31, 2006, the amount outstanding under the Credit Facility totaled approximately $1.1 million, of which $1.0 million was outstanding under the revolving credit line. Management expects that, based on the underlying creditworthiness of the respective retailer, this obligation will expire without requiring funding by the Company. However, in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, a liability has been established to reflect the Company’s non-contingent obligation under this arrangement as a result of modifications made to the Credit Facility subsequent to January 1, 2003. As of March 31, 2006, the carrying amount of such liability is less than $50,000.

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

        The maximum potential amount of future payments (undiscounted) that the Company could be required to make under this indemnification agreement is indeterminable as no such tax liability currently exists. Further, the nature, extent and magnitude of any such tax liability arising in the future as a result of an adverse tax judgment or change in applicable tax law cannot be estimated with any reasonable certainty. It should be further noted that no recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this indemnification agreement. Management expects, based on its current understanding of the applicable tax laws and the existing legal structure of the joint venture, subject to future changes in applicable laws and regulations, this cross-indemnity agreement will expire without requiring funding by the Company. Accordingly, as of March 31, 2006, the carrying amount of the liability related to this indemnification agreement is zero.

Product Warranties

        The Company’s products, including its case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to five years and are provided based on terms that are generally accepted in the industry. All of the Company’s domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. The Company records provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and makes periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of the Company’s historical experience. The Company provides for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company’s historical experience. As of March 31, 2006, the Company’s product warranty liability totaled $1.3 million.

Business Outlook

        In recent months, the Company has continued to note encouraging signs with respect to the incoming order rate. While management of the Company cannot reasonably predict whether a recent improvement in order trends will prove to be sustainable, the Company believes that it is well-positioned for the next phase of economic growth based upon its existing business model which includes: (i) an established brand; (ii) a comprehensive complement of home decorating solutions; and (iii) a vertically-integrated operating structure.

        As macro-economic factors change, however, it is also possible that the Company’s costs associated with production (including raw materials and labor), distribution (including freight and fuel charges), and retail operations (including compensation and benefits, delivery and warehousing, occupancy, and advertising expenses) may increase. Management of the Company cannot reasonably predict when, or to what extent, such events may occur or what effect, if any, such events may have on the Company’s consolidated financial condition or results of operations.

        The home furnishings industry remains extremely competitive with respect to both the sourcing of products and the retail sale of those products. Domestic manufacturers continue to face pricing pressures as a result of the manufacturing capabilities developed during recent years in other countries, specifically within Asia. In response to these pressures, a large number of U.S. furniture manufacturers and retailers, including Ethan Allen, have increased their overseas sourcing activities in an attempt to maintain a competitive advantage and retain market share. At the present time, the Company domestically manufactures and/or assembles approximately 65-70% of its products. Management of the Company continues to believe that a balanced approach to product sourcing, which includes the domestic manufacture of certain product offerings coupled with the import of other selected products, provides the greatest degree of flexibility and is the most effective approach to ensuring that acceptable levels of quality, service and value are attained.

        In addition, the Company believes that its retail strategy, which involves (i) a continued focus on providing a wide array of product solutions and superior customer service, (ii) the relocation of retail stores to larger and more prominent locations, and (iii) the development of a more professional management structure within our stores, provides an opportunity to further grow the retail business.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

        For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but do not impact earnings or cash flows. At March 31, 2006, the Company had no floating-rate debt obligations outstanding. As of that same date, the Company’s fixed-rate debt obligations consist, primarily, of the Senior Notes issued on September 27, 2005. The estimated fair value of the Senior Notes as of March 31, 2006, which is based on interest rate changes subsequent to the date on which the debt was issued, and which has been determined using quoted market prices, was $185.6 million as compared to a carrying value of $198.5 million.

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

Item 4.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

        Ethan Allen’s management, including the Chairman of the Board and Chief Executive Officer (“CEO”) and the Vice President-Finance (“VPF”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company, which is required to be included in the Company’s periodic filings under the Exchange Act, was made known to them in a timely manner.

Changes in Internal Control over Financial Reporting

        There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        Certain information regarding purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended March 31, 2006 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 2006	—	$—	—	2,500,000
February 2006	—	$—	—	2,500,000
March 2006	—	—	—	2,500,000

Total	—	$—	—

(a)	On November 21, 2002, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 2,000,000 shares of its common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company. Subsequent to that date, the Board of Directors increased the remaining authorization as follows: from 904,755 shares to 2,500,000 shares on April 27, 2004; from 753,600 shares to 2,000,000 shares on November 16, 2004; from 691,100 shares to 2,000,000 shares on April 26, 2005; and from 393,100 shares to 2,500,000 shares on November 15, 2005.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

DATE: May 9, 2006	BY:/s/ M. Farooq Kathwari M. Farooq Kathwari Chairman, President and Chief Executive Officer (Principal Executive Officer)

DATE: May 9, 2006	BY:/s/ Jeffrey Hoyt Jeffrey Hoyt Vice President, Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Exhibit
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer