Form 10-K
period 2006-06-30
ETHAN ALLEN INTERIORS INC
filed 2006-09-13
CIK 896156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

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
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.              [X] Yes [   ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.          [   ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                 [X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                        [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).                                                          Large Accelerated Filer [X]       Accelerated Filer [   ]      Non-accelerated Filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                        [   ] Yes [X] No

The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on December 31, 2005, (the last day of the Company’s most recently completed second fiscal quarter) was approximately $1,205,020,626. As of December 31, 2005, there were 32,987,151 shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The definitive Proxy Statement for the 2006 Annual Shareholders Meeting is incorporated by reference into Part III hereof.

PART I

Item 1. Business

Background

Incorporated in Delaware in 1989, Ethan Allen Interiors Inc., through its wholly-owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, “We,” “Us,” “Our,” “Ethan Allen” or the “Company”), is a leading manufacturer and retailer of quality home furnishings and accessories, offering a full complement of home decorating and design solutions through one of the country’s largest home furnishing retail networks. In recent years, we have made, and continue to make, considerable investment in our business in order to expand and improve our interior design capabilities. In order to better reflect these expanded capabilities, we have changed the designation of our Ethan Allen retail outlets from “stores” to interior design centers (“IDCs”). The Company was founded in 1932 and has sold products under the Ethan Allen brand name since 1937.

Mission Statement

Our primary business objective is to be a leader in style, providing our customers with a convenient, full-service, one-stop shopping solution for their home decorating needs. In order to meet our stated objective, we have developed and adhere to a focused and comprehensive business strategy. The elements of this strategy, each of which is integral to our solutions-based philosophy, include (i) our vertically integrated operating structure, (ii) our products and related marketing initiatives, (iii) our retail IDC network, (iv) our people, and (v) our numerous customer service offerings.

Operating Segments

Our operations are classified into two operating segments: wholesale and retail. These operating segments represent strategic business areas which, although they operate separately and provide their own distinctive services, enable us to more effectively offer our complete line of home furnishings. See Note 16 to the Consolidated Financial Statements included under Item 8 of this Annual Report for certain financial information regarding our operating segments.

The wholesale segment is principally involved in the development of the Ethan Allen brand, which encompasses the design, manufacture, domestic and off-shore sourcing, sale and distribution of a full range of home furnishings to a network of independently-owned and Ethan Allen-owned IDCs as well as related marketing and brand awareness efforts. Wholesale revenue is generated upon the wholesale sale of our product to all retail IDCs, including those owned by Ethan Allen. Wholesale profitability includes (i) the wholesale gross margin, which represents the difference between the wholesale sales price and the cost associated with manufacturing and/or sourcing the related product, and (ii) other operating costs associated with wholesale segment activities.

The retail segment sells home furnishings to consumers through a network of Company-owned IDCs. Retail revenue is generated upon the retail sale of our products by these IDCs. Retail profitability includes (i) the retail gross margin, which represents the difference between the retail sales price and the cost of goods purchased from the wholesale segment, and (ii) other operating costs associated with retail segment activities.

While the manner in which our home furnishings are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different. Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other). Sales of case good items include, but are not limited to, beds, dressers, armoires, night tables, dining room chairs and tables, buffets, sideboards, coffee tables, entertainment units, bathroom vanities and home office furniture. Sales of upholstery home furnishing items include sleepers, recliners, chairs, sofas, loveseats, cut fabrics and leather. Skilled craftsmen cut, sew and upholster custom-

designed upholstery items which are available in a variety of frame and fabric options. Home accessory and other items include window treatments, wall decor, lighting, clocks, wood accents, bedspreads, decorative accessories, area rugs, bedding, and home and garden furnishings.

Revenue information by product line is not as easily determined within the retail segment. However, because wholesale production and sales are matched, for the most part, to incoming orders, we believe that the allocation of retail sales by product line would be similar to that of the wholesale segment.

We evaluate performance of the respective segments based upon revenues and operating income. Inter-segment eliminations result, primarily, from the wholesale sale of inventory to the retail segment, including the related profit margin.

In fiscal 2006, wholesale sales to independent retailers and retail sales of Company-owned IDCs accounted for approximately 35% and 65%, respectively, of our total net sales.

Wholesale Segment Overview:
Wholesale net sales for each of the last three fiscal years are summarized below (in millions):

	Fiscal Year Ended June 30,
	2006	2005	2004
Wholesale net sales	$736.1	$663.2	$673.8

Wholesale net sales for each of the last three fiscal years, allocated by product line, were as follows:

	Fiscal Year Ended June 30,
	2006	2005	2004
Case Goods	48%	49%	52%
Upholstered Products	37	36	34
Home Accessories and Other	15	15	14

	100%	100%	100%

We operate 11 manufacturing facilities, including 5 case good plants (2 of which include separate sawmill operations), 5 upholstery plants and 1 home accessory plant, all located in the United States. We also source selected case good, upholstery, and home accessory items from third-party vendors located both domestically and abroad.

As of June 30, 2006, we maintained a wholesale backlog of $37.4 million (as compared to $49.3 million as of June 30, 2005) which is anticipated to be serviced in the first quarter of fiscal 2007. Backlog at any point in time is a result, primarily, of net orders booked in prior periods, manufacturing schedules, timing associated with the receipt of sourced product, and the timing and volume of wholesale shipments.

For the twelve months ended June 30, 2006, net orders booked at the wholesale level, which includes orders generated by independently-owned and Company-owned IDCs, totaled $733.6 million as compared to $670.6 million for the twelve months ended June 30, 2005. Net orders booked in any period are recorded based on wholesale prices and do not reflect the additional retail margins produced by Company-owned IDCs.

Retail Segment Overview:
Retail net sales for each of the last three fiscal years are summarized below (in millions):

	Fiscal Year Ended June 30,
	2006	2005	2004
Retail net sales	$691.0	$586.2	$576.2

We sell our products through an exclusive network of 306 retail IDCs. As of June 30, 2006, we owned and operated 139 IDCs and independent retailers owned and operated 167 IDCs (as compared to 126 and 187, respectively, at the end of the prior fiscal year). The ten largest independent retailers own a total of 38 IDCs, which, based on net orders booked, accounted for approximately 13% of total net sales in fiscal 2006.

During fiscal 2006, we acquired 12 IDCs from independent retailers, opened 8 new IDCs (of which 6 were relocations), and closed 1 IDC. In addition, during the past year, independent retailers opened 8 new IDCs (of which 3 were relocations). In the past five years, we and our independent retailers have combined to open 77 new IDCs, approximately 48% of which were relocations. The geographic distribution of all retail IDC locations is included under Item 2 of Part I of this Annual Report.

We pursue further expansion of the Company-owned retail business by opening new IDCs, relocating existing IDCs and, when appropriate, acquiring IDCs from independent retailers. In addition, we continue to promote the growth of our independent retailers through ongoing support in the areas of market analysis, site selection, and business development. All retailers are required to enter into license agreements with us which (i) authorize the use of certain Ethan Allen service marks and (ii) require adherence to certain standards of operation, including the exclusive sale of our products and a requirement to fulfill related warranty service agreements. We are not subject to any territorial or exclusive retailer agreements in the United States.

In October 2001, we formed a joint venture with MFI Furniture Group, Plc to open a network of retail IDCs in the United Kingdom. The initial phase of the agreement called for the two companies to collaborate on the development of a retail IDC format that would market their respective retail concepts, allowing for the opening of up to five IDCs totaling approximately 8,000 to 15,000 square feet per location. In December 2005, both parties mutually agreed to dissolve the joint venture and, as of June 30, 2006, the joint venture had been terminated.

Products

Our product strategy has been to position our brand as a “preferred” brand with superior quality and value while, at the same time, providing consumers with a comprehensive, one-stop shopping solution for their home furnishing needs. In carrying out our strategy, we continue to expand our reach to a broader consumer base through a diverse selection of attractively priced product lines, many of which have been designed to effectively complement one another, reflecting the recent trend toward more eclectic home decorating. In recent years, this effort is best evidenced by the introduction of collections such as Townhouse, Tuscany, Newport, New Country by Ethan Allen, Tango and, most recently, Maison by Ethan Allen and American Classics by Ethan Allen. These collections, as well as increased styles and fabric selections within our custom upholstery line, new finishes within our Horizons line, the redesign of our American Impressions line (renamed New Impressions), and expanded product offerings to accommodate today’s home theater trends, are serving to redefine Ethan Allen, positioning us as a leader in style. All of these product lines, each of which broadens our consumer reach, are reflective of our continuing efforts to offer well valued, stylish home furnishings that appeal to a variety of customers and lifestyles.

We believe that the two most important style categories in home furnishings are the “Classic” and the “Casual” lifestyles. As such, our collections are designed to reflect unique elements applicable to each lifestyle. To accomplish this, our collections consist of case goods, coordinated upholstered products and home accessories, each styled with our own distinct design characteristics. Home accessories play an important role in our marketing program as they enable us to offer the consumer the convenience of one-stop shopping by creating a comprehensive home furnishing solution. The interior of our IDCs is designed to facilitate display of our product offerings in complete room settings, utilizing the related collections to project the category lifestyle.

We continuously monitor changes in home design trends through attendance at international industry events and fashion shows, internal market research, and regular communication with our retailers and IDC design consultants who provide valuable input on consumer tendencies. Observations and input gathered as a result of our efforts enable us to incorporate appropriate style details into our products thereby allowing us, we believe, to react quickly to changing consumer tastes. For example, since 2002, approximately 70% of our current complement of collections is new. The balance has been refined and enhanced through product redesign, additions, deletions, and/or finish changes. Such undertakings are indicative of our ability to adapt to the current consumer trend toward more casual and eclectic lifestyles while, at the same time, maintaining a classic appeal.

In fiscal 2005, we also introduced an innovative pricing program, eliminating periodic sale events in lieu of an “everyday best” price on all of our product offerings. We believe that this initiative demonstrates our commitment to differentiating ourselves through strategies focused on customer credibility and excellence in service. In addition, “everyday best” pricing provided us the opportunity to critically examine all facets of our business, making substantive changes, where necessary, in order to more effectively carry out our solutions-based approach to home decorating.

Product Sourcing Activities

We are one of the largest manufacturers of home furnishings in the United States, currently manufacturing and/or assembling approximately 60-65% of our products within 11 manufacturing facilities, 2 of which include separate sawmill operations. The balance of our production is outsourced, according to our own internally-developed design specifications, through third-party vendors, most of which are located abroad. Our case good facilities are located close to sources of raw materials and skilled craftsmen, predominantly in the Northeast and Southeast regions of the country. Upholstery facilities are located across the country in order to reduce shipping costs to retail IDCs and are situated where skilled craftsmen are available. We believe that continued investment in our manufacturing facilities, combined with an appropriate level of outsourcing through both foreign and domestic vendors, will accommodate future sales growth and allow us to maintain an appropriate degree of control over cost, quality and service to our customers.

Raw Materials and Other Suppliers

The most important raw materials used by us in furniture manufacturing are lumber, veneers, plywood, hardware, glue, finishing materials, glass, mirrored glass, laminates, fabrics, foam, and filling material. The various types of wood used in our products include cherry, ash, oak, maple, prima vera, mahogany, birch and pine, substantially all of which are purchased domestically.

Fabrics and other raw materials are purchased both domestically and abroad. We have no significant long-term supply contracts, and have experienced no significant problems in supplying our operations. We maintain a number of sources for our raw materials which, we believe, contributes to our ability to obtain competitive pricing. Lumber prices fluctuate over time based on factors such as weather and demand, which, in turn, impact availability. Upward trends in prices could have an adverse effect on margins.

Appropriate amounts of lumber and fabric inventory are typically stocked so as to maintain adequate production levels. We believe that our sources of supply for these materials are sufficient and that we are not dependent on any one supplier.

We enter into standard purchase agreements with certain foreign and domestic vendors to source selected case good, upholstery, and home accessory items. The terms of these arrangements are customary for the industry and do not contain any long-term contractual obligations on our behalf. We believe we maintain good relationships with our vendors.

Distribution and Logistics

Within the wholesale segment, we warehouse and distribute our products primarily through a national network of 7 owned and 3 leased distribution centers strategically located throughout the United States. Additionally, we are currently in the process of converting one of our former manufacturing facilities into a regional distribution center. These distribution centers hold finished product received from our manufacturing facilities and our third-party vendors, for shipment to retail IDCs and retail service centers. From time to time, we may also rent temporary warehouse space and/or utilize third-party logistics service providers to accommodate our additional storage needs. We stock selected case goods and accessories to provide for quick delivery of in-stock items and to allow for more efficient production runs.

Wholesale shipments are made utilizing our own fleet of trucks and trailers or through subcontracting agreements with independent carriers. Approximately 43% of our fleet (trucks and trailers) is leased under two to seven-year leases.

Our policy is to sell our products at the same delivered cost to all Company-owned and independently-owned IDCs nationwide, regardless of their shipping point. The adoption of this policy has created pricing credibility and eliminated the need for our independent retailers to carry significant amounts of inventory in their own warehouses. As a result, we obtain more accurate information regarding product demand in order to better plan production runs and manage inventory levels.

Marketing Programs

We believe that our ability to coordinate advertising efforts for all Ethan Allen branded IDCs, including, from time to time, coordination of local market advertising, provides a competitive advantage over other home furnishing manufacturers and retailers. With an exclusive network of more than 300 retail IDCs adhering to a uniform marketing approach and “speaking with one voice”, we believe we are better positioned to fulfill our brand promise on a consistent basis.

In support of our marketing campaign, television (both national and local), direct mail, newspapers, magazines, radio, and our internet website continue to be utilized to promote our products and services. In addition, during fiscal 2006, we introduced a national email marketing campaign which serves to distribute, every other week, electronic newsletters containing inspirational interior design ideas to a growing database of consumers.

Our national television advertising campaign is designed to communicate our position as both a leader in style and a full-service provider of home decorating and design solutions, and to drive qualified traffic into the retail IDC network. Our in-house staff, working with a leading advertising firm, has developed and implemented what we believe to be the most cohesive national television advertising campaign in the home furnishings industry. Coordinated local television advertising serves to support our national television program and allows us, we believe, to capitalize on our existing brand equity and maintain top-of-mind awareness of the breadth of our product and service offerings.

The Ethan Allen direct mail magazine, which features our home furnishing collections in lifestyle settings and communicates the breadth of our services, is one of our most important marketing tools. We publish and sell the magazines to both Company-owned and independently-owned IDCs, who, with demographic information collected through independent market research, are able to target potential customers. Given the importance of this advertising medium, direct mail marketing lists continue to be refined in order to target those consumers that are most likely to purchase, with the objective of improving our return on direct mail expenditures. Approximately 37 million copies of our direct mail magazine were distributed to consumers during fiscal 2006.

Our television advertising and direct mail efforts are supported by strong print and radio campaigns in various markets, along with other public relations efforts. During fiscal 2006, we also created a publication entitled “Ethan Allen Style”. This 320-page book, which includes a complete catalogue of our home furnishing collections, helps customers identify their own personal style using our product offerings. We believe this publication represents one of the most comprehensive and effective home decorating resources in the home furnishings industry.

We are located on the worldwide web at www.ethanallen.com. The primary goal of our website is to drive additional business into the retail IDC network through lead generation and information sourcing. With this is mind, customers may access our website to review home furnishing collections or to purchase selected home accessories.

We have also developed an extranet website which links the retail IDCs with consumer information captured on-line, such as customer requests for design assistance and copies of our catalogue. This medium has become the primary source of communications within our retail network providing a variety of information, including a Company-wide daily news flash, downloads of current advertising materials, prototype IDC display floor plans and detailed product information.

Retail IDC Network

Ethan Allen IDCs are typically located in busy urban settings as freestanding destinations or as part of suburban strip malls, depending upon the real estate opportunities in a particular market. Currently, IDCs range in size from approximately 6,000 square feet to 35,000 square feet, with the average size being approximately 15,000 square feet.

We maximize uniformity of presentation throughout the retail IDC network through a comprehensive set of standards. These standards assist each IDC in presenting the same high quality image and offer retail customers consistent levels of product selection and service. A uniform IDC image is conveyed through our ongoing program to model all retail IDCs with similar and consistent exterior facades and interior layouts. This program is carried out at all IDCs, including those that are independently-owned and operated.

We provide display planning assistance to all Company-owned IDCs and independent retailers to support them in updating the interior projection and to maintain a consistent image. We have developed a standard interior design format for our retail network which, through the use of focused lifestyle settings to display our products and information displays to educate consumers, has positioned Ethan Allen as a specialist in “Classic” and “Casual” lifestyles and decorative accessory retailing.

People

At June 30, 2006, we had approximately 6,400 employees, approximately 5% of which are represented by unions under collective bargaining agreements. Most of these collective bargaining agreements expire at various times throughout the next three years. We expect no significant changes in our relations with these unions and believe we maintain good relationships with our employees.

The retail network, which includes both Company-owned and independently-owned IDCs, is staffed with a sales force of more than 3,000 design consultants and service professionals who provide customers with an effective home decorating solution at no additional charge. Our employees receive appropriate training with respect to the distinctive design and quality features inherent in each of our products, allowing them to more effectively communicate the elements of style and value that serve to differentiate us from the competition. As such, we believe our design consultants, and the complimentary service they provide, create a distinct competitive advantage over other home furnishing retailers.

During the past year, we have made considerable investment within the retail network to strengthen the existing management structure. Implementation of our “project management” initiative, which resulted in the promotion and/or hiring of approximately 200 project managers, has enabled us to increase the level of service, professionalism, interior design competence, efficiency, and effectiveness of retail IDC personnel. With project managers actively partnering with design consultants and their customers, we believe we have improved the customer service experience and facilitated, to some degree, better awareness of potential cross-selling opportunities.

We recognize the importance of our retail IDC network to our long-term success. Accordingly, we believe we have established strong management teams within Company-owned IDCs while, at the same time, maintaining effective relationships with independent retailers. With this in mind, we make our services available to every IDC, whether independently-owned or Company-owned, in support of their marketing efforts, including coordinated advertising, merchandising and display programs, and extensive training seminars and educational materials. We believe that the development of project managers, design consultants, service and delivery personnel, and retailers is important for the growth of our business. As a result, we have committed to make available a comprehensive retail training program which is intended to increase the customer service capabilities of each individual.

Customer Service Offerings

We offer numerous customer service programs, each of which has been developed and introduced to consumers in an effort to make their shopping experience easier and more enjoyable.

Gift Card
This program allows customers to purchase, through our website or at any participating retail IDC, gift cards which can be redeemed for any of our products or services.

Wedding Registry
The primary objectives of the wedding registry program are to increase customer traffic in our network of retail IDCs (and on-line), capture consumers in the early stage of their lifecycle, capitalize on the growing trend for non-traditional registries and promote our complimentary design service. We believe this program further strengthens our competitive advantage by enhancing our current complement of service offerings with a national gift registry.

On-Line Room Planning
We offer, via our website, an interactive on-line room planning resource which serves to further assist consumers with their home decorating needs. Through the use of this web-based tool, customers can determine which of our product offerings best fit their particular needs based on their own individual home floor plan.

Ethan Allen Consumer Credit Programs
The EA Finance Plus program offers consumers two financing options through the use of just one account. Consumers can choose between (i) the “Simple Finance Plan” which consists of fixed monthly payments ranging from 12 to 60 months at an interest rate of 9.99% per annum, and (ii) the revolving credit line which carries a variable interest rate currently ranging from 21.00% to 23.75% per annum. Both plans provide credit lines from $1,000 to $50,000, or greater, if the customer qualifies. Financing offered through both programs is administered by a third-party financial institution and is granted to us on a non-recourse basis. Consumers may apply for an EA Finance Plus card at any participating retail IDC.

Competition

In recent years, the home furnishings industry has faced numerous challenges, not the least of which is an influx of low-priced competition from overseas and some resultant measure of price deflation. As a result, we believe a trend toward product commoditization has developed. In that time, we have, instead, attempted to further differentiate ourselves as a “preferred” brand by adhering to a business strategy focused on providing (i) high-quality products at good value, including the marketing of our products at an “everyday best” price, (ii) a comprehensive complement of home furnishing design solutions, including our complimentary design service, and (iii) excellence in customer service. We consider our vertical integration a significant competitive advantage in the current environment as it allows us to design, manufacture, source, distribute, market, and sell our products through one of the industry’s largest sole-source retail networks.

Industry globalization has provided us an opportunity to introduce selected products to consumers at prices that, until recently, were not practical. As such, we continue to adhere to a blended strategy, establishing relationships with certain manufacturers, both domestically and abroad, to source selected case goods, upholstery, and home accessory items. We intend to continue to balance our domestic production with opportunities to source from foreign and domestic manufacturers, as appropriate, in order to maintain our competitive advantage.

We believe the home furnishings industry competes primarily on the basis of product styling and quality, personal service, prompt delivery, product availability and price. We further believe that we effectively compete on the basis of each of these factors and that, more specifically, our retail format and complimentary design service create a distinct competitive advantage, further supporting our mission of providing consumers with a complete home decorating and design solution. Our objective is to continue to develop and strengthen our retail network by (i) expanding the Company-owned retail business through the opening of new IDCs, relocating existing IDCs and, when appropriate, acquiring IDCs from, or selling IDCs to, independent retailers, and (ii) obtaining and retaining independent retailers, assisting such retailers in expanding their business through the opening or relocation of new IDCs and increasing the volume of their sales.

Trademarks

We currently hold, or have registration applications pending for, numerous trademarks, service marks and design patents for the Ethan Allen name, logos and designs in a broad range of classes for both products and services in the United States and in many foreign countries. In addition, we have registered, or have applications pending for, many of our major collection names as well as certain of our slogans utilized in connection with promoting brand awareness, retail sales and other services. We view such trade and service marks as valuable assets and have an ongoing program to diligently monitor and defend, through appropriate action, against their unauthorized use.

Available Information

We make available, free of charge via our website, all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information filed with, or furnished to, the Securities and Exchange Commission (“SEC”), including amendments to such reports. This information is available at www.ethanallen.com/investors as soon as reasonably practicable after it is electronically filed with, or furnished to, the SEC.

In addition, charters of all committees of our Board of Directors, as well as our Corporate Governance guidelines, are available on our website at www.ethanallen.com/governance or, upon written request, in printed hardcopy form. Written requests should be sent to Office of the Secretary, Ethan Allen Interiors Inc., Ethan Allen Drive, Danbury, Connecticut 06811.

Item 1A. Risk Factors

The following information describes certain significant risks and uncertainties inherent in our business that should be carefully considered, along with other information contained elsewhere in this report and in other filings, when making an investment decision with respect to us. If one or more of these risks actually occurs, the impact on our business, including our financial condition, results of operations, and cash flows could be adversely affected.

We face changes in global and local economic conditions that may adversely affect consumer demand and spending, our manufacturing operations or sources of merchandise.

Historically, the home furnishings industry has been subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. We are currently confronted with the risk of increased expenses and decreased demand from customers as a result of recent natural disasters and other unfavorable weather conditions, the war in Iraq, armed conflicts and terrorist attacks. These global uncertainties, as well as other variations in global economic conditions such as rising fuel costs and increasing interest rates, may continue to cause inconsistent and unpredictable consumer spending habits, while increasing our own fuel, utility, transportation or security costs. These risks, as well as industrial accidents or work stoppages, could also severely disrupt our manufacturing operations, which could have a material adverse effect on our financial performance.

We import a portion of our merchandise from foreign countries. As a result, our costs may be increased by events affecting international commerce and businesses located abroad, including changes in international trade, central bank actions and other governmental policies of the U.S. and the countries from which we import a portion of our merchandise. The inability to import products from certain foreign countries or the imposition of significant tariffs could have a material adverse effect on our results of operations.

Competition from overseas manufacturers continues to increase and may adversely affect our business, operating results or financial condition.

Our wholesale business segment is involved in the development of our brand, which encompasses the design, manufacture, sourcing, sales and distribution of our home furnishings products, and competes with other U.S. and foreign manufacturers. Our retail business segment sells home furnishings to consumers through a network of Company-owned IDCs, and competes against a diverse group of retailers ranging from specialty stores to traditional furniture and department stores, any of which may operate locally, regionally and nationally. We also compete with these and other retailers for appropriate retail locations as well as for qualified design consultants and management personnel. Such competition could adversely affect our future financial performance.

Industry globalization has led to increased competitive pressures brought about by the increasing volume of imported finished goods and components, particularly for case good products, and the development of manufacturing capabilities in other countries, specifically within Asia. The increase in overseas production capacity in recent years has created over-capacity for many U.S. manufacturers, including us, which has led to industry-wide plant consolidation. In addition, because many foreign manufacturers are able to maintain substantially lower production costs, including the cost of labor and overhead, imported product may be capable of being sold at a lower price to consumers, which, in turn, could lead to some measure of industry-wide price deflation.

We cannot provide assurance that we will be able to establish or maintain relationships with certain manufacturers, either abroad or domestically, to supply us with selected case goods, upholstery and home accessory items to enable us to maintain our competitive advantage. In addition, the recent emergence of foreign manufacturers has served to broaden the competitive landscape. Some of these competitors produce furniture types not manufactured by us and may have greater financial and other resources available to them. This competition could adversely affect our future financial performance.

Failure to successfully anticipate or respond to changes in consumer tastes and trends in a timely manner could adversely impact our business, operating results and financial condition.

Sales of our products are dependent upon consumer acceptance of our product designs, styles, quality and price. We continuously monitor changes in home design trends through attendance at international industry events and fashion shows, internal marketing research, and regular communication with our retailers and IDC design consultants who provide valuable input on consumer tendencies. However, as with all retailers, our business is susceptible to changes in consumer tastes and trends. Such tastes and trends can change rapidly and any delay or failure to anticipate or respond to changing consumer tastes and trends in a timely manner could adversely impact our business, operating results and financial condition.

Fluctuations in the price, availability and quality of raw materials could result in increased costs or cause production delays which might result in a decline in sales, either of which could adversely impact our earnings.

We use various types of wood, foam, fibers, fabrics, leathers, and other raw materials in manufacturing our furniture. Certain of our raw materials, including fabrics, are purchased both abroad and domestically. Fluctuations in the price, availability and quality of raw materials could result in increased costs or a delay in manufacturing our products, which in turn could result in a delay in delivering products to our customers. For example, lumber prices fluctuate over time based on factors such as weather and demand, which in turn, impact availability. Production delays or upward trends in raw material prices could result in lower sales or margins, thereby adversely impacting our earnings.

In addition, certain suppliers may require extensive advance notice of our requirements in order to produce products in the quantities we desire. This long lead time may require us to place orders far in advance of the time when certain products will be offered for sale, thereby exposing us to risks relating to shifts in consumer demand and trends, and any downturn in the U.S. economy.

Our business is sensitive to increasing labor costs, competitive labor markets, our continued ability to retain high-quality personnel and risks of work stoppages.

The market for qualified employees and personnel in the retail and manufacturing industries is highly competitive. Our success depends upon our ability to attract, retain and motivate qualified craftsmen, management, marketing and sales personnel and upon the continued contributions of these individuals. We cannot provide assurance that we will be successful in attracting and retaining qualified personnel. A shortage of qualified personnel may require us to enhance our wage and benefits package in order to compete effectively in the hiring and retention of qualified employees. Our labor costs may continue to increase and such increases may not be recovered. In addition, some of our employees are covered by collective bargaining agreements with local labor unions. Although we do not anticipate any difficulty renegotiating these contracts as they expire, a labor-related stoppage by these unionized employees could adversely affect our business and results of operations. The loss of the services of key personnel or our failure to attract additional qualified personnel could have a material adverse effect on our business, operating results and financial condition.

Our success depends upon our brand, marketing and advertising efforts and pricing strategies, and if we are not able to maintain and enhance our brand, or if we are not successful in these efforts, our business and operating results could be adversely affected.

Maintaining and enhancing our brand is critical to our ability to expand our base of customers and may require us to make substantial investments. Our advertising campaign utilizes television, direct mail, newspapers, magazines and radio to maintain and enhance our existing brand equity. We cannot provide assurance that our marketing, advertising and other efforts to promote and maintain awareness of our brand will not require us to incur substantial costs. If these efforts are unsuccessful or we incur substantial costs in connection with these efforts, our business, operating results and financial condition could be adversely affected.

We may not be able to maintain our current IDC locations at current costs. We may also fail to successfully select and secure IDC locations.

Our IDCs are typically located in busy urban settings as freestanding destinations or as part of suburban strip malls, depending upon the real estate opportunities in a particular market. Our business competes with other retailers and as a result, our success may be affected by our ability to renew current IDC leases and to select and secure appropriate retail locations for existing and future IDCs.

We depend on key personnel and could be affected by the loss of their services.

The success of our business depends upon the services of certain senior executives, and in particular, the services of M. Farooq Kathwari, Chairman of the Board, President and Chief Executive Officer, who is the only one of our senior executives who operates under a written employment agreement. The loss of any such person or other key personnel could have a material adverse effect on our business and results of operations.

As we expand and grow our business, we may rely on external funding sources to finance our operations and growth.

Historically, we have relied upon our cash from operations to fund our operations and growth. As we expand our business, we may rely on external funding sources, including the proceeds from the issuance of debt or the $200 million revolving bank line of credit available under our existing credit facility. Any unexpected reduction in cash flow from operations could increase our external funding requirements to levels above those currently available. There can be no assurance that we will not experience unexpected cash flow shortfalls in the future or that any increase in external funding required by such shortfalls will be available.

Our results of operations for any quarter are not necessarily indicative of our results of operations for a full year.

Sales of furniture and other home furnishing products fluctuate from quarter to quarter due to such factors as changes in global and regional economic conditions, changes in competitive conditions, changes in production schedules in response to seasonal changes in energy costs and weather conditions, and changes in consumer order patterns. From time to time, we have experienced, and may continue to experience, volatility with respect to demand for our home furnishing products. Accordingly, results of operations for any quarter are not necessarily indicative of the results of operations for a full year.

Our current and former manufacturing operations are subject to increasingly stringent environmental, health and safety requirements.

We use and generate hazardous substances in our manufacturing and retail operations. In addition, both the manufacturing properties on which we currently operate and those on which we have ceased operations are and have been used for industrial purposes. Our manufacturing operations and, to a lesser extent, our retail operations involve risk of personal injury or death. We are subject to increasingly stringent environmental, health and safety laws and regulations relating to our current and former properties and our current operations. These laws and regulations provide for substantial fines and criminal sanctions for violations and sometimes require the installation of costly pollution control or safety equipment or costly changes in operations to limit pollution or decrease the likelihood of injuries. In addition, we may become subject to potentially material liabilities for the investigation and cleanup of contaminated properties and to claims alleging personal injury or property damage resulting from exposure to or releases of hazardous substances or personal injury as a result of an unsafe workplace. We have been identified as a potentially responsible party in connection with five sites that are currently listed, or proposed for inclusion, on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act or its state counterpart. In addition, noncompliance with, or stricter enforcement of, existing laws and regulations, adoption of more stringent new laws and regulations, discovery of previously unknown contamination or imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could be material.

Failure to protect our intellectual property could adversely affect us.

We believe that our patents, trademarks, service marks, trade secrets, copyrights and all of our other intellectual property are important to our success. We rely on patent, trademark, copyright and trade secret laws, and confidentiality and restricted use agreements, to protect our intellectual property and may seek licenses to intellectual property of others. Some of our intellectual property is not covered by any patent, trademark, or copyright or any applications for the same. We cannot provide assurance that agreements designed to protect our intellectual property will not be breached, that we will have adequate remedies for any such breach, or that the efforts we take to protect our proprietary rights will be sufficient or effective. Any significant impairment of our intellectual property rights or failure to obtain licenses of intellectual property from third parties could harm our business or our ability to compete. Moreover, we cannot provide assurance that the use of our technology or proprietary know-how or information does not infringe the intellectual property rights of others. If we have to litigate to protect or defend any of our rights, such litigation could result in significant expense.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters, located in Danbury, Connecticut, consists of one building containing 144,000 square feet, situated on approximately 18.0 acres of land, all of which is owned by us. Located adjacent to the corporate headquarters, and situated on approximately 5.4 acres, is the Ethan Allen Hotel and Conference Center, containing 195 guestrooms. This hotel, owned by a wholly-owned subsidiary of Ethan Allen, is used in connection with Ethan Allen functions and training programs, as well as for functions and accommodations for the general public.

We have 11 manufacturing facilities located in 6 states. All of these facilities are owned, with the exception of a leased upholstery plant in California, totaling 145,636 square feet. Our 11 facilities consist of 5 case good manufacturing plants (2 of which include separate sawmill operations), totaling 1,811,187 square feet; 5 upholstery furniture plants (including the leased space in California), totaling 1,234,136 square feet; and 1 plant involved in the manufacture and assembly of our home accessory products, totaling 295,000 square feet.

In addition, we own 7 and lease 3 ancillary distribution centers, totaling 1,173,370 square feet. We are currently in the process of converting one of our former manufacturing facilities, located in Dublin, Virginia and totaling approximately 600,000 square feet, into a regional distribution center. This property, which is owned by us, is expected to become fully operational as a distribution center in September 2006. Our manufacturing and distribution facilities are located in North Carolina, Vermont, Pennsylvania, Virginia, Oklahoma, California, New Jersey, Indiana, Illinois and Maine.

We own 3 and lease 29 retail service centers, totaling 1,270,422 square feet. Our retail service centers are located throughout the United States and serve to support our various sales districts. The geographic distribution of our retail IDC network as of June 30, 2006 is as follows:

	Retail IDC Category
	Company Owned	Independently Owned
United States	134	139
North America-Other (1)	5	3
Asia	-	24
Middle East	-	1

Total	139	167

(1)	We own and operate five retail IDCs located in Canada.

Of the 139 retail IDCs owned and operated by us, 54 of the properties are owned and 85 of the properties are leased from independent third parties. Of the 54 Company-owned IDC locations, 12 are subject to land leases. We own an additional 5 retail properties: 4 of which are leased to independent Ethan Allen retailers, and 1 of which is leased to an unaffiliated third party.

Our manufacturing facility located in Maiden, North Carolina and the Ethan Allen Hotel and Conference Center located in Danbury, Connecticut, were financed, in part, with industrial revenue bonds. The bonds associated with the Maiden facility matured in October 2004 and were repaid in full at that time. The bonds associated with the Ethan Allen Hotel and Conference Center bear interest at a fixed rate of 7.50% and have a remaining maturity of 5 years. The Beecher Falls, Vermont manufacturing facility was financed, in part, by the State of Vermont Economic Development Authority (“VEDA”) and the Town of Canaan, Vermont. The VEDA debt matured in June 2006 and was repaid in full at that time. The Town of Canaan debt bears interest at a fixed rate of 3.00% and has a remaining maturity of 5-20 years. We believe that all of our properties are well maintained and in good condition.

We estimate that our manufacturing division is currently operating at approximately 80% of capacity. We believe we have additional capacity at selected facilities, which we could utilize with minimal additional capital expenditures.

Item 3. Legal Proceedings

We are a party to various legal actions with customers, employees and others arising in the normal course of our business. We maintain liability insurance, which is deemed to be adequate for our needs and commensurate with other companies in the home furnishings industry. We believe that the final resolution of pending actions (including any potential liability not fully covered by insurance) will not have a material adverse effect on our financial condition, results of operations, or cash flows.

Environmental Matters

We and our subsidiaries are subject to various environmental laws and regulations. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials.

As of June 30, 2006, we and/or our subsidiaries have been named as a potentially responsible party (“PRP”) with respect to the remediation of four active sites currently listed, or proposed for inclusion, on the National Priorities List (“NPL”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (“CERCLA”). The sites are located in Lyndonville, Vermont; Southington, Connecticut; High Point, North Carolina; and Atlanta, Georgia.

With respect to the Lyndonville, Vermont site, we have substantially resolved our liability by completing remedial construction activities. We continue to work with the U.S. Environmental Protection Agency (“EPA”) and have obtained a certificate of construction completion, subject to certain limited conditions. We do not anticipate incurring significant costs with respect to the Southington, Connecticut, High Point, North Carolina, or Atlanta, Georgia sites as we believe that we are not a major contributor based on the very small volume of waste generated by us in relation to total volume at those sites. Specifically, with respect to the Southington site, our volumetric share is less than 1% of over 51 million gallons disposed of at the site and there are more than 1,000 PRPs. With respect to the High Point site, our volumetric share is less than 1% of over 18 million gallons disposed of at the site and there are more than 2,000 PRPs, including 1,100 “de-minimis” parties (of which we are one). With respect to the Atlanta site, a former solvent recycling/reclamation facility, our volumetric share is less than 1% of over 20 million gallons disposed of at the site by more than 1,700 PRPs. In all three cases, the other PRPs consist of local, regional, national and multi-national companies.

Liability under CERCLA may be joint and several. As such, to the extent certain named PRPs are unable, or unwilling, to accept responsibility and pay their apportioned costs, we could be required to pay in excess of our pro rata share of incurred remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liability.

In addition, in July 2000, we were notified by the State of New York (the “State”) that we may be named a PRP in a separate, unrelated matter with respect to a site located in Carroll, New York. To date, no further notice has been received from the State and an initial environmental study has not yet been conducted at this site.

As of June 30, 2006, we believe that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.

We are subject to other federal, state and local environmental protection laws and regulations and are involved, from time to time, in investigations and proceedings regarding environmental matters. Such investigations and proceedings typically concern air emissions, water discharges, and/or management of solid and hazardous wastes. We believe that our facilities are in material compliance with all such applicable laws and regulations.

Regulations issued under the Clean Air Act Amendments of 1990 required the industry to reformulate certain furniture finishes or institute process changes to reduce emissions of volatile organic compounds. Compliance with many of these requirements has been facilitated through the introduction of high solids coating technology and alternative formulations. In addition, we have instituted a variety of technical and procedural controls, including reformulation of finishing materials to reduce toxicity, implementation of high velocity low pressure spray systems, development of storm water protection plans and controls, and further development of related inspection/audit teams, all of which have served to reduce emissions per unit of production. We remain committed to implementing new waste minimization programs and/or enhancing existing programs with the objective of (i) reducing the total volume of waste, (ii) limiting the liability associated with waste disposal, and (iii) continuously improving environmental and job safety programs on the factory floor which serve to minimize emissions and safety risks for employees. We will continue to evaluate the most appropriate, cost effective, control technologies for finishing operations and design production methods to reduce the use of hazardous materials in the manufacturing process.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders during the fourth quarter of fiscal 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under ticker symbol “ETH”. The following table indicates (i) the high and low stock prices as reported on the New York Stock Exchange and (ii) dividends declared by us:

	Closing Market Price		Dividends
	High	Low	Declared
Fiscal 2006
First Quarter	$33.77	$30.53	$0.18
Second Quarter	38.83	28.86	0.18
Third Quarter	42.83	37.33	0.18
Fourth Quarter	45.09	34.78	0.18

Fiscal 2005
First Quarter	$38.05	$33.69	$0.15
Second Quarter	42.73	33.80	0.15
Third Quarter	39.35	32.00	0.15
Fourth Quarter	34.06	29.80	0.15

As of September 11, 2006, there were 369 shareholders of record of our Common Stock.

On July 25, 2006, we declared a dividend of $0.20 per common share, payable on October 25, 2006 to shareholders of record as of October 10, 2006. We expect to continue to declare quarterly dividends for the foreseeable future.

Issuer Purchases of Equity Securities

Certain information regarding purchases made by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended June 30, 2006 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 2006	-	-	-	2,500,000
May 2006	-	-	-	2,500,000
June 2006 (a)	938,300	$36.20	938,300	1,561,700

Total	938,300	$36.20	938,300

(a)	Purchased in fourteen separate open market transactions on fourteen different trading days.
(b)	On November 21, 2002, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 2,000,000 shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. Subsequent to that date, the Board of Directors increased the remaining authorization as follows: from 904,755 shares to 2,500,000 shares on April 27, 2004; from 753,600 shares to 2,000,000 shares on November 16, 2004; from 691,100 shares to 2,000,000 shares on April 26, 2005; from 393,100 shares to 2,500,000 shares on November 15, 2005; and from 1,110,400 shares to 2,500,000 shares on July 25, 2006.

Subsequent to June 30, 2006 and through September 12, 2006, we repurchased, in 7 separate open market transactions, an additional 478,300 shares of our common stock at a total cost of $16.7 million, representing an average price per share of $34.86. As of September 12, 2006, we had a remaining Board authorization to repurchase 2,473,000 shares.

Stockholder Rights Plan

We have a Stockholder Rights Plan, a description of which is set forth in Note 9 to the Consolidated Financial Statements included under Item 8 of this Annual Report and incorporated herein by reference. Such description contains all of the required information with respect thereto.

Item 6. Selected Financial Data

The following historical consolidated statement of operations and balance sheet data for the fiscal years ended June 30, 2006, 2005, 2004, 2003 and 2002 have been derived from our consolidated financial statements. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements (including the notes thereto) included within this Annual Report.

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2006	2005	2004	2003	2002
Statement of Operations Data:
Net sales	$1,066,390	$949,012	$955,107	$907,264	$892,288

Cost of sales	525,408	487,958	494,072	457,924	471,018

Selling, general and administrative expenses	394,069	332,295	322,111	316,752	286,888

Restructuring and impairment charge, net (1)	4,241	(219)	12,520	13,131	5,123

Operating income	142,672	128,978	126,404	119,457	129,259

Interest and other (income) expense, net	4,567	(442)	(2,691)	(517)	(2,344)

Income before income tax expense	138,105	129,420	129,095	119,974	131,603

Income tax expense	52,423	50,082	49,617	45,350	49,746

Net income	$85,682	$79,338	$79,478	$74,624	$81,857

Per Share Data:
Net income per basic share	$2.58	$2.24	$2.14	$1.98	$2.11
Basic weighted average shares outstanding	33,210	35,400	37,179	37,607	38,828

Net income per diluted share	$2.51	$2.19	$2.08	$1.93	$2.05
Diluted weighted average shares outstanding	34,086	36,193	38,295	38,569	39,942

Cash dividends declared (2)	$0.72	$0.60	$3.40	$0.25	$0.18

Other Information:
Depreciation and amortization (3)	$21,599	$21,338	$21,854	$21,634	$19,503
Capital expenditures, including acquisitions	$49,296	$34,381	$24,976	$39,781	$73,481
Working capital	$278,038	$130,423	$161,772	$228,177	$193,354
Current ratio	2.91	1.97	2.18	2.70	2.50

Balance Sheet Data (at end of period):
Total assets	$812,241	$628,386	$658,367	$735,008	$690,812
Total debt, including capital lease obligations	$202,787	$12,510	$9,221	$10,218	$9,321
Shareholders' equity	$417,442	$434,068	$456,140	$533,922	$508,170
Debt as a percentage of equity	48.6%	2.9%	2.0%	1.9%	1.8%

See footnotes on following page.

(1)	In the first quarter of fiscal 2006, we announced a plan to convert one of our existing manufacturing facilities into a regional distribution center. The facility, involved in the production of wood case goods furniture, is located in Dublin, Virginia. In connection with this initiative, we permanently ceased production at the Dublin location and are currently in the process of consolidating the distribution operations of our existing Old Fort, North Carolina location into this new, larger facility. The decision impacted approximately 325 employees, of which approximately 75 have been (or will be) employed in new positions. We recorded a pre-tax restructuring and impairment charge of $4.2 million during the quarter ended September 30, 2005, of which $1.3 million was related to employee severance and benefits and other plant exit costs, and $2.9 million was related to fixed asset impairment charges, primarily for machinery and equipment, stemming from the decision to cease production activities.

In the fourth quarter of fiscal 2004, we announced a plan to close and consolidate two of our manufacturing facilities. The plants, both involved in the production of case goods, were located in Boonville, New York and Bridgewater, Virginia. The plant closures resulted in a headcount reduction totaling approximately 460 employees: 270 employees effective June 25, 2004, and 190 employees throughout the first quarter of fiscal 2005. A pre-tax restructuring and impairment charge of $12.8 million was recorded for costs associated with these plant closings, of which $4.5 million related to employee severance and benefits and other plant exit costs, and $8.3 million related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities. During the first six months of fiscal 2005, the final cash payments related to these plant closings were made and adjustments totaling $0.2 million were recorded to reverse the remaining previously established accruals which were no longer required.

In the third quarter of fiscal 2003, we announced a plan to close three of our smaller manufacturing facilities. Closure of these facilities resulted in a headcount reduction totaling approximately 580 employees: 340 employees effective April 21, 2003, and 240 employees throughout the last quarter of fiscal 2003 and the first quarter of fiscal 2004. A pre-tax restructuring and impairment charge of $13.4 million was recorded for costs associated with these plant closings, of which $4.5 million related to employee severance and benefits and other plant exit costs, and $8.9 million related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities. During the first quarter of fiscal 2004, adjustments totaling $0.2 million were recorded to reverse certain of these previously established accruals which were no longer required.

In the fourth quarter of fiscal 2002, we announced a plan that involved the closure of one of our manufacturing facilities as well as the rough mill operation of a separate facility. Closure of these facilities resulted in a headcount reduction totaling approximately 220 employees: 150 employees effective June 29, 2002, and 70 employees throughout the first quarter of fiscal 2003. A pre-tax restructuring and impairment charge of $5.1 million was recorded for costs associated with these plant closings, of which $2.0 million related to employee severance and benefits and other plant exit costs, and $3.1 million related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities. During the third quarter of fiscal 2003, adjustments totaling $0.2 million were recorded to reverse certain of these previously established accruals which were no longer required.

In the fourth quarter of fiscal 2001, we announced a plan that involved the closure of three of our manufacturing facilities and a headcount reduction totaling approximately 350 employees effective August 6, 2001. A pre-tax restructuring and impairment charge of $6.9 million was recorded for costs associated with these plant closings, of which $3.3 million related to employee severance and benefits and other plant exit costs, and $3.6 million related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities. During the first quarter of fiscal 2003, adjustments totaling $0.1 million were recorded to reverse certain of these previously established accruals which were no longer required.

(2)	On April 27, 2004, we declared a special, one-time cash dividend of $3.00 per common share, payable on May 27, 2004 to shareholders of record as of May 10, 2004.

(3)	As a result of our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, amortization of goodwill and indefinite-lived intangible assets ceased on July 1, 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of financial condition and results of operations is based upon, and should be read in conjunction with, our Consolidated Financial Statements (and notes thereto) included under Item 8 of this Annual Report.

Forward-Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other sections of this Annual Report contain forward-looking statements relating to our future results. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, and “intends” or words or phrases of similar expression. These forward-looking statements are subject to management decisions and various assumptions, risks and uncertainties, including, but not limited to: the effects of terrorist attacks or conflicts or wars involving the United States or its allies or trading partners; the effects of labor strikes; weather conditions that may affect sales; volatility in fuel, utility, transportation and security costs; changes in global or regional political or economic conditions, including changes in governmental and central bank policies; changes in business conditions in the furniture industry, including changes in consumer spending patterns and demand for home furnishings; effects of our brand awareness and marketing programs, including changes in demand for our existing and new products; our ability to locate new IDC sites and/or negotiate favorable lease terms for additional IDCs or for the expansion of existing IDCs; competitive factors, including changes in products or marketing efforts of others; pricing pressures; fluctuations in interest rates and the cost, availability and quality of raw materials; those matters discussed in Item 1A of this Annual Report and in our SEC filings; and our future decisions. Accordingly, actual circumstances and results could differ materially from those contemplated by the forward-looking statements.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which require, in some cases, that certain estimates and assumptions be made that affect the amounts and disclosures reported in those financial statements and the related accompanying notes. Estimates are based on currently known facts and circumstances, prior experience and other assumptions believed to be reasonable. We use our best judgment in valuing these estimates and may, as warranted, solicit external advice. Actual results could differ from these estimates, assumptions and judgments, and these differences could be material. The following critical accounting policies, some of which are impacted significantly by estimates, assumptions and judgments, affect our consolidated financial statements.

Inventories – Inventories (finished goods, work in process and raw materials) are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory (i.e. material, labor and manufacturing overhead costs). We estimate an inventory valuation allowance for excess quantities and obsolete items based on specific identification and historical write-downs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

Revenue Recognition – Revenue is recognized when all of the following have occurred: persuasive evidence of a sales arrangement exists (e.g. a wholesale purchase order or retail sales invoice); the sales arrangement specifies a fixed or determinable sales price; product is shipped or services are provided to the customer; and collectibility is reasonably assured. As such, revenue recognition occurs upon the shipment of goods to independent retailers or, in the case of Ethan Allen-owned retail IDCs, upon delivery to the customer. Recorded sales provide for estimated returns and allowances. We permit our customers to return defective products and incorrect shipments, and terms we offer are standard for the industry.

Allowance for Doubtful Accounts – We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

Retail IDC Acquisitions — We account for the acquisition of retail IDCs and related assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which requires application of the purchase method for all business combinations initiated after June 30, 2001. Accounting for these transactions as purchase business combinations requires the allocation of purchase price paid to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. The amount paid in excess of the fair value of net assets acquired is accounted for as goodwill.

Impairment of Long-Lived Assets and Goodwill – We periodically evaluate whether events or circumstances have occurred that indicate that long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. The long-term nature of these assets requires the estimation of cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets are evaluated for impairment on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of the goodwill or other intangible asset may exceed its fair value. We conduct our required annual impairment test during the fourth quarter of each fiscal year and use a discounted cash flow model to estimate fair value. This model requires the use of long-term planning forecasts and assumptions regarding industry-specific economic conditions that are outside our control.

Business Insurance Reserves – We have insurance programs in place to cover workers’ compensation and property/casualty claims. The insurance programs, which are funded through self-insured retention, are subject to various stop-loss limitations. We accrue estimated losses using actuarial models and assumptions based on historical loss experience. Although we believe that the insurance reserves are adequate, the reserve estimates are based on historical experience, which may not be indicative of current and future losses. In addition, the actuarial calculations used to estimate insurance reserves are based on numerous assumptions, some of which are subjective. We adjust insurance reserves, as needed, in the event that future loss experience differs from historical loss patterns.

Other Loss Reserves – We have a number of other potential loss exposures incurred in the ordinary course of business such as environmental claims, product liability, litigation, tax liabilities, restructuring charges, and the recoverability of deferred income tax benefits. Establishing loss reserves for these matters requires the use of estimates and judgment with regard to maximum risk exposure and ultimate liability or realization. As a result, these estimates are often developed with our counsel, or other appropriate advisors, and are based on our current understanding of the underlying facts and circumstances. Because of uncertainties related to the ultimate outcome of these issues or the possibilities of changes in the underlying facts and circumstances, additional charges related to these issues could be required in the future.

Basis of Presentation

As of June 30, 2006, Ethan Allen Interiors Inc. has no material assets other than its ownership of the capital stock of Ethan Allen Global, Inc. and conducts all significant transactions through Ethan Allen Global, Inc.; therefore, substantially all of the financial information presented herein is that of Ethan Allen Global, Inc.

Results of Operations

Our revenues are comprised of (i) wholesale sales to independently-owned and Company-owned retail IDCs and (ii) retail sales of Company-owned IDCs. See Note 16 to our Consolidated Financial Statements for the year ended June 30, 2006 included under Item 8 of this Annual Report.

The components of consolidated revenues and operating income are as follows (in millions):

	Fiscal Year Ended June 30,
	2006	2005	2004

Revenue:
Wholesale segment	$736.1	$663.2	$673.8
Retail segment	691.0	586.2	576.2
Elimination of inter-segment sales	(360.7)	(300.4)	(294.9)

Consolidated Revenue	$1,066.4	$949.0	$955.1

Operating Income:
Wholesale segment (1)	$125.2	$115.9	$108.0
Retail segment	19.7	12.8	11.7
Adjustment for inter-company profit (2)	(2.2)	0.3	6.7

Consolidated Operating Income	$142.7	$129.0	$126.4

(1)	Operating income for the wholesale segment includes pre-tax restructuring and impairment charges, net of $4.2 million and $12.5 million recorded in fiscal years 2006 and 2004, respectively.
(2)	Represents the change in the inventory profit elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned IDC inventory existing at the end of the period.

Fiscal 2006 Compared to Fiscal 2005

Consolidated revenue for the fiscal year ended June 30, 2006 totaled $1.1 billion, representing an increase of $117.4 million, or 12.4%, from fiscal 2005 consolidated revenue of $949.0 million. Net sales for the period largely reflect the delivery of product associated with booked orders and backlog existing as of the beginning of the period. During the year, sales benefited, primarily, from an increase in the incoming order rate as a result of (i) continued efforts to reposition the retail network, and (ii) new product introductions. In addition, sales were positively impacted, to some degree, by the continued implementation of our “mission possible” initiative, the objective of which is to reduce the lead time associated with product delivery to both our independent retailers and consumers.

To date, the repositioning of the retail network has involved three primary elements: the opening of new or relocated IDCs in larger and more prominent locations; development of a more focused advertising campaign to highlight our solutions-based approach and position Ethan Allen as an authority in style and design; and, during the last year, investment within the retail network to strengthen the existing management structure. Implementation of our “project management” initiative, which resulted in the promotion and/or hiring of approximately 200 project managers, has enabled us to increase the level of service, professionalism, interior design competence, efficiency, and effectiveness of retail IDC personnel. With project managers actively partnering with design consultants and their customers, we believe we have improved the customer service experience and facilitated, to some degree, better awareness of potential cross-selling opportunities.

Wholesale revenue for fiscal 2006 increased $72.9 million, or 11.0%, to $736.1 million from $663.2 million in the prior year. The year-over-year increase was attributable to an increase in the incoming order rate, coupled with increased throughput within our manufacturing operations, and improved service position within certain imported product lines, both of which resulted in shorter delivery cycle times and higher backlog turnover.

Retail revenue from Ethan Allen-owned IDCs for fiscal 2006 increased $104.8 million, or 17.9%, to $691.0 million from $586.2 million in the prior year. The increase in retail sales by Ethan Allen-owned IDCs was attributable to increases in comparable IDC delivered sales of $66.7 million, or 12.3%, and sales generated by newly opened (including relocated) or acquired IDCs of $56.2 million. These favorable variances were partially offset by a decrease resulting from sold and closed IDCs, which generated $18.1 million fewer sales in fiscal 2006 as compared to fiscal 2005. The number of Ethan Allen-owned IDCs increased to 139 as of June 30, 2006 as compared to 126 as of June 30, 2005. During that twelve month period, we acquired 12 IDCs from independent retailers, closed 1 IDC, and opened 8 IDCs (6 of which were relocations).

Comparable IDCs are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations for newly opened (or relocated) locations. IDCs acquired from independent retailers are included in comparable IDC sales in their 13th full month of Ethan Allen-owned operations.

Year-over-year, written business of Ethan Allen-owned IDCs increased 15.7% and comparable IDC written business increased 10.1%. Over that same period, wholesale orders increased 9.4%. The increase in both retail and wholesale written sales during the period was likely the result of (i) continued efforts to reposition the retail network, (ii) recent product introductions, and, to some degree, (iii) our use of national television as an advertising medium throughout the year.

Gross profit for fiscal 2006 increased $79.9 million, or 17.3%, to $541.0 million from $461.1 million in the prior fiscal year. This increase was primarily attributable to (i) an increase in total sales volume (including a higher proportionate share of retail sales to total sales (65% in the current period compared to 62% in the prior year period), and (ii) improved margins resulting from the continued off-shore sourcing of selected product lines and more efficient plant performance within our domestic manufacturing operations. These favorable variances were partially offset by increased costs associated with selected raw materials, namely foam, and utilities. Consolidated gross margin increased to 50.7% during the twelve months ended June 30, 2006 from 48.6% in the prior year comparable period as a result, primarily, of the factors identified previously.

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during fiscal 2006:

In the first quarter of fiscal 2006, we announced a plan to convert one of our existing manufacturing facilities into a regional distribution center. The facility, involved in the production of wood case goods furniture, is located in Dublin, Virginia. In connection with this initiative, we permanently ceased production at the Dublin location and are currently in the process of consolidating the distribution operations of our existing Old Fort, North Carolina location into this new, larger facility. The decision impacted approximately 325 employees, of which approximately 75 have been (or will be) employed in new positions. A pre-tax restructuring and impairment charge of $4.2 million was recorded for costs associated with this plant conversion, of which $1.3 million was related to employee severance and benefits and other plant exit costs, and $2.9 million was related to fixed asset impairment charges, primarily for machinery and equipment, stemming from the decision to cease production activities. In addition, adjustments totaling $0.2 million were recorded during fiscal 2005 to reverse certain accruals previously established in connection with an earlier plant consolidation plan which were no longer required.

In addition, on July 1, 2005, we adopted the recognition and measurement provisions of SFAS No. 123(R), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. SFAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in our financial statements. In adopting SFAS No. 123(R), we applied the modified prospective approach to transition which requires that the provisions of SFAS No. 123(R) be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS No. 123.

As a result of the adoption of SFAS No. 123(R), operating expenses for the twelve month period ended June 30, 2006 include share-based compensation expense totaling $1.9 million. For the prior year comparable period, during which time we applied the APB No. 25 intrinsic value method of measuring compensation cost, the cost associated with share-based compensation arrangements totaled $0.3 million. As of June 30, 2006, there was $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.5 years.

Including the restructuring and impairment and share-based compensation charges referred to above, operating expenses increased $66.2 million, or 19.9%, to $398.3 million, or 37.4% of net sales, in the current year from $332.1 million, or 35.0% of net sales, in the prior year. This increase was primarily attributable to increased costs associated with our continued efforts to reposition the retail network which has resulted in higher costs associated with managerial salaries and benefits, commissions, occupancy, and delivery and warehousing. In addition, current year operating expenses were unfavorably impacted by (i) increased distribution costs attributable to higher fuel and freight charges, some of which stems from the improved sales volume noted during the period, (ii) an increase in advertising costs, largely as a result of our decision to utilize national television as an advertising medium throughout the year, (iii) the aforementioned restructuring and impairment charge, and (iv) an increase in compensation and benefit related expenses.

Including the restructuring and impairment and share-based compensation charges referred to above, consolidated operating income for the year ended June 30, 2006 totaled $142.7 million, or 13.4% of net sales, as compared to $129.0 million, or 13.6% of net sales, in the prior year. This represents an increase of $13.7 million, or 10.6%, and was attributable to the overall increase in gross profit referred to previously, partially offset by higher operating expenses noted during the period.

Including the restructuring and impairment and share-based compensation charges referred to above, wholesale operating income for the year ended June 30, 2006 was $125.2 million, as compared to $115.9 million for the prior year. The wholesale operating margin in fiscal 2006 and fiscal 2005 amounted to 17.0% and 17.5%, respectively. The $9.3 million, or 8.0%, increase in wholesale operating income was primarily attributable to (i) the increase in wholesale sales volume, and (ii) the continued off-shore sourcing of selected product lines and improved margins attributable to more efficient plant performance within our domestic manufacturing operations, partially offset by higher costs associated with selected raw materials, namely foam, and utilities. These increases were further offset by (i) increased distribution costs attributable to higher fuel and freight charges, (ii) an increase in advertising costs as a result of our decision to utilize national television as an advertising medium throughout the year, (iii) the aforementioned restructuring and impairment charge, (iv) an increase in compensation and benefit related expenses, and (v) losses incurred in connection with the disposition of certain plant machinery and equipment.

Retail operating income increased $6.9 million, or 54.4%, to $19.7 million for fiscal 2006, as compared to $12.8 million in the prior year. The retail operating margin in fiscal 2006 and fiscal 2005 amounted to 2.9% and 2.2%,

respectively.     The increase in retail operating income generated by Ethan Allen-owned IDCs is primarily attributable to higher sales volume generated by comparable, and newly-opened (including relocations) or acquired IDCs, partially offset by higher operating expenses as a result of our continued efforts to reposition the retail network and a decline in operating income associated with IDCs sold or closed during the year.

Interest and other miscellaneous income (net) totaled $4.9 million in fiscal 2006 as compared to $1.2 million in fiscal 2005. The $3.7 million increase was due, primarily, to increased investment income resulting from higher cash and short-term investment balances maintained during the current year, partially offset by higher prior year gains recorded in connection with the sale of real estate.

Interest and other related financing costs for fiscal 2006 increased $8.7 million to $9.5 million from $0.8 million in the prior year. The increase was due, primarily, to interest expense incurred in connection with our issuance of senior unsecured debt in September 2005.

Income tax expense totaled $52.4 million in fiscal 2006 as compared to $50.1 million in fiscal 2005. Our effective tax rate for the current year was 38.0%, down from 38.7% in the prior year. The lower effective tax rate was a result, primarily, of the benefits derived from the manufacturers’ deduction provided for under The Jobs Creation Act of 2004 and certain state-tax planning initiatives. Partially offsetting these items were the adverse effects of recently-enacted changes within certain state tax legislation, and increased state income tax liability arising in connection with the operation of a greater number of Company-owned IDCs.

For fiscal 2006, we recorded net income of $85.7 million as compared to $79.3 million in fiscal 2005. Net income per diluted share totaled $2.51 in the current year and $2.19 in the prior year.

Fiscal 2005 Compared to Fiscal 2004

Consolidated revenue for fiscal 2005 totaled $949.0 million, representing a decrease of $6.1 million, or 0.6%, from fiscal 2004 consolidated revenue of $955.1 million. Net sales for the period reflect the delivery of product associated with a slight decline in total booked orders, and the resultant lower level of backlog noted throughout most of the year. The modest decrease in net sales for the year was due, primarily, to (i) inconsistent consumer spending habits noted throughout much of the last twelve months likely attributable to ongoing economic uncertainty caused by the threat of further interest rate increases, rising fuel prices and a decline in the stock markets, and (ii) our transition to everyday pricing from periodic sale events conducted in the prior year. These factors were partially offset by the continued re-positioning of our retail IDCs to larger and more prominent locations and the impact of recent product introductions. Overall, sales volume for the period was impacted by increased industry competition and the continued use of highly-promotional pricing strategies by our competitors.

Wholesale revenue for fiscal 2005 decreased $10.6 million, or 1.6%, to $663.2 million from $673.8 million in the prior year. The year-over-year decrease was attributable to a decline in the incoming order rate noted during the period, particularly within our case goods operations, partially offset by increased throughput within our upholstery operations, and improved service position, resulting in shorter delivery cycle times, within certain imported product lines.

Retail revenue from Ethan Allen-owned IDCs for fiscal 2005 increased $10.0 million, or 1.7%, to $586.2 million from $576.2 million in the prior year. This increase in retail delivered sales by Ethan Allen-owned IDCs was attributable to an increase in sales generated by newly-opened (including relocations) or acquired IDCs of $25.7 million, partially offset by decreases in comparable IDC delivered sales of $1.2 million, or 0.2%, and closed IDCs, which generated $14.5 million fewer sales in fiscal 2005 as compared to fiscal 2004. The number of Ethan Allen-owned IDCs decreased to 126 as of June 30, 2005 as compared to 127 as of June 30, 2004. During that twelve month period, we acquired 6 IDCs from, and sold 4 IDCs to, independent retailers, closed 5 IDCs and opened 7 IDCs (5 of which were relocations).

Total booked orders, which include wholesale orders and written business of Ethan Allen-owned retail IDCs, decreased 1.4% from the prior year. Year-over-year, wholesale orders decreased 3.0% while Ethan Allen-owned IDC orders increased 2.9% and comparable IDC written business increased 1.0%. The modest increase in retail written sales was likely attributable to the continued re-positioning of our retail IDCs to larger and more prominent locations. During the year, we increased distribution of the “Furnishing Solutions by Ethan Allen” direct mail magazine, distributing approximately 57 million copies which represented a 45% increase over historical annual levels. These positive factors were likely offset, to some degree, by the current year transition to everyday pricing from periodic sale events conducted in the prior year.

Gross profit for fiscal 2005 totaled $461.0 million and was effectively unchanged from prior year. Consolidated gross profit was favorably impacted by a higher proportionate share of retail sales to total sales (62% in fiscal 2005 compared to 60% in fiscal 2004), an overall increase in retail sales volume as a result of the continued re-positioning of our IDC network, and a reduction in costs associated with excess capacity at our manufacturing facilities. These favorable variances were offset by gross profit declines resulting, primarily, from (i) an overall decrease in wholesale shipments, (ii) ordinary inefficiencies within our case goods operations associated with the production of first cuts for new collections, and (iii) price increases within selected raw material categories, namely lumber, foam, plywood and steel. Consolidated gross margin increased to 48.6% for the year ended June 30, 2005 from 48.3% in the prior year as a result, primarily, of the factors identified previously.

Operating expenses decreased $2.5 million, or 0.7%, to $332.1 million, or 35.0% of net sales, in fiscal 2005 from $334.6 million, or 35.0% of net sales, in the prior year, which included restructuring and impairment charges, net of $12.5 million. This decrease is primarily attributable to (i) the aforementioned restructuring and impairment charge recorded in the fourth quarter of the prior year, (ii) cost savings attributable to the closure of selected plant locations, and (iii) a decrease in advertising costs within the wholesale segment stemming from our decision to increase distribution of our direct mail magazine in lieu of more costly national television advertising. These favorable variances were partially offset by costs associated with the continued re-positioning of our retail IDCs to larger and more prominent locations, and increased distribution expenses attributable to higher fuel and freight charges. The initiative to re-position our retail IDC network has resulted in higher costs associated with managerial salaries and benefits, occupancy, credit card fees, advertising, and delivery and warehousing.

Consolidated operating income was $129.0 million, or 13.6% of net sales, for the year ended June 30, 2005, as compared to $126.4 million, or 13.2% of net sales, for the year ended June 30, 2004, which included restructuring and impairment charges, net of $12.5 million. This represents an increase of $2.6 million, or 2.0%, which is primarily attributable to lower operating expenses as referred to previously.

Wholesale operating income for the year ended June 30, 2005 was $115.9 million, or 17.5% of wholesale sales, as compared to $108.0 million, or 16.0% of wholesale sales, for the year ended June 30, 2004, which included restructuring and impairment charges, net of $12.5 million. The increase of $7.9 million, or 7.3%, is primarily attributable to (i) the aforementioned restructuring and impairment charge recorded in the fourth quarter of the prior year, (ii) a decrease in advertising costs, particularly as it relates to national television advertising, (iii) a reduction in costs associated with excess capacity at our manufacturing facilities, and (iv) cost savings attributable to the closure of selected plant locations in recent periods. These decreases were partially offset by (i) an overall decline in wholesale sales volume, (ii) price increases within selected raw material categories, (iii) an increase in selling expenses primarily related to the increased distribution of our direct mail magazine, and (iv) an increase in distribution expenses attributable to higher fuel and freight charges.

Retail operating income increased $1.1 million, or 9.4%, to $12.8 million, or 2.2% of retail sales, for fiscal 2005, as compared to $11.7 million, or 2.0% of retail sales, in fiscal 2004. The increase in retail operating income generated by Ethan Allen-owned IDCs is primarily attributable to higher sales volume generated from newly-opened (including relocations) or acquired IDCs, and the gain recorded upon the sale of selected IDCs. These increases were partially offset by higher operating expenses related to the continued re-positioning of our retail IDC network, and, to a lesser extent, the sell-off of floor inventory necessary to make room for new product introductions.

Interest and other miscellaneous income (net) totaled $1.2 million in fiscal 2005 as compared to $3.3 million in fiscal 2004. The decrease was due, primarily, to a decrease in interest income associated with the lower cash balances maintained during the period, and the favorable settlement of an outstanding legal matter during the prior year period.

Income tax expense totaled $50.1 million for fiscal 2005 as compared to $49.6 million for fiscal 2004. Our effective tax rate was 38.7% in fiscal 2005, up from 38.4% in fiscal 2004. The higher effective tax rate is a result of changes enacted within certain state tax legislation, and increased state income tax liability arising in connection with the operation of a greater number of Company-owned IDCs, some of which are located in new jurisdictions.

For fiscal 2005, we recorded net income of $79.3 million as compared to $79.5 million in fiscal 2004. Net income per diluted share totaled $2.19 in fiscal 2005 and $2.08 in the prior year.

Liquidity and Capital Resources

As of June 30, 2006, we maintained cash and cash equivalents totaling $173.8 million. Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, and borrowing capacity under a $200.0 million revolving credit facility.

The credit facility includes an accordion feature which provides for an additional $100.0 million of liquidity, if needed, as well as sub-facilities for trade and standby letters of credit of $100.0 million and swingline loans of $5.0 million. The credit facility contains various covenants which may limit our ability to: incur debt; engage in mergers and consolidations; make restricted payments; sell certain assets; make investments; and issue stock. We are also required to meet certain financial covenants including a fixed charge coverage ratio, which shall not be less than 3.00 to 1 for any period of four consecutive fiscal quarters ended on or after June 30, 2005, and a leverage ratio, which shall not be greater than 3.00 to 1 at any time. As of June 30, 2006, we had satisfactorily complied with these covenants.

In addition, on September 27, 2005, we completed a private offering of $200.0 million in ten-year senior unsecured notes due 2015 (the “Senior Notes”). The Senior Notes were offered by Ethan Allen Global, Inc. (“Global”), a wholly-owned subsidiary of the Company, and have an annual coupon rate of 5.375%. We intend to utilize the net proceeds of $198.4 million to expand our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes.

In connection with the issuance of the Senior Notes, Global, in July and August 2005, entered into 6 separate forward contracts to hedge the risk-free interest rate associated with $108.0 million of the related debt in order to minimize the negative impact of interest rate fluctuations on earnings, cash flows and equity. The forward contracts were entered into with a major banking institution thereby mitigating the risk of credit loss. Upon issuance of the Senior Notes and settlement of the related forward contracts, losses totaling $0.9 million were incurred representing the change in the fair value of the forward contracts since their respective trade dates. In accordance with SFAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended, it was determined that a portion of the related losses was the result of hedge ineffectiveness and, as such, $0.1 million of the losses was included, within interest and other related financing costs, in the Consolidated Statement of Operations for the three month period ended September 30, 2005. The balance of the losses has been included (on a net-of-tax basis) in the Consolidated Balance Sheets within accumulated other comprehensive income and is being amortized to interest expense over the life of the Senior Notes. The remaining unamortized balance of the forward contract losses totaled $0.7 million as of June 30, 2006.

A summary of net cash provided by (used in) operating, investing, and financing activities for each of the last three fiscal years is provided below (in millions):

	Fiscal Year Ended June 30,
	2006	2005	2004
Operating Activities
Net income plus depreciation and amortization	$107.3	$100.7	$101.3
Working capital	17.0	0.5	16.5
Other (non-cash items, long-term assets and liabilities)	7.3	2.1	8.2

Total provided by operating activities	$131.6	$103.3	$126.0

Investing Activities
Capital expenditures	$(41.5)	$(30.3)	$(23.5)
Acquisitions	(7.8)	(4.1)	(1.4)
Asset sales	4.4	11.2	5.8
Sales of short-term investments	-	-	27.5
Other	0.1	0.7	(0.3)

Total provided by (used in) investing activities	$(44.8)	$(22.5)	$8.1

Financing Activities
Revolving credit borrowings (payments), net	$(8.0)	$8.0	$-
Issuances (payments) of long-term debt, net	198.1	(4.7)	(1.0)
Issuances of common stock	2.3	5.6	4.5
Purchases of company stock	(84.1)	(94.3)	(38.3)
Payment of dividends (1)	(23.1)	(19.6)	(125.8)
Payment of deferred financing costs	(2.2)	-	(0.3)
Other	0.5	-	-

Total provided by (used in) financing activities	$83.5	$(105.0)	$(160.9)

(1)	On April 27, 2004, we declared a special, one-time cash dividend of $3.00 per common share, payable on May 27, 2004 to shareholders of record as of May 10, 2004.

Operating Activities
During fiscal 2006, cash provided by operating activities increased $28.3 million as a result, primarily, of increased sales and operating income, and changes in working capital (accounts receivable, inventories, prepaid and other current assets, customer deposits, payables, and accrued expenses) arising in the ordinary course of business. In addition, operating cash flow for 2006 includes the effects of several non-cash items, including the current year restructuring and impairment charge, losses incurred in connection with the sale of certain property, plant and equipment during the period, and compensation expense as a result of our adoption of SFAS 123(R) on July 1, 2005.

Investing Activities
In fiscal 2006, cash used in investing activities increased $22.3 million due, primarily, to an increase in cash utilized to fund capital expenditures and acquisition activity, and a decrease in proceeds received upon the sale of certain assets, including selected retail IDCs and other property, plant and equipment. The current level of capital spending is principally attributable to (i) new IDC development and renovation, (ii) entity-wide technology initiatives, and (iii) improvements within our remaining manufacturing facilities. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities
For fiscal 2006, cash provided by financing activities increased $188.5 million as a result, primarily, of our receipt of the net proceeds from the issuance of the Senior Notes, and a reduction in payments related to the acquisition of treasury stock. Cash provided as a result of these items was partially offset by an increase in cash utilized to fund net borrowing activity on our revolving credit facility and pay dividends. On July 25, 2006, we declared a dividend of $0.20 per common share, payable on October 25, 2006, to shareholders of record as of October 10, 2006. We expect to continue to declare quarterly dividends for the foreseeable future.

As of June 30, 2006, our outstanding debt and capital lease obligations totaled $202.8 million, the current and long-term portions of which amounted to $0.1 million and $202.7 million, respectively. The aggregate scheduled maturities of long-term debt, including capital lease obligations, for each of the next five fiscal years are: less than $0.1 million in each of fiscal 2007, 2008, 2009, and 2010; and $3.9 million in fiscal 2011. The balance of our long-term debt ($198.7 million) matures in fiscal years 2012 and thereafter.

We had no revolving loans outstanding under the credit facility as of June 30, 2006, and stand-by letters of credit outstanding under the facility at that date totaled $16.2 million. Remaining available borrowing capacity under the facility was $183.8 million at June 30, 2006.

The following table summarizes, as of June 30, 2006, the timing of cash payments related to our outstanding contractual obligations (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Long-term debt obligations:
Debt maturities	$202,787	$39	$81	$3,940	$198,727
Contractual interest	103,668	11,051	22,098	22,094	48,425
Operating lease obligations	191,927	32,896	54,708	36,868	67,455
Letters of credit	16,171	16,171	-	-	-
Purchase obligations (1)	-	-	-	-	-
Other long-term liabilities	357	41	67	34	215

Total contractual obligations	$514,910	$60,198	$76,954	$62,936	$314,822

(1)	For purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. While we are not a party to any significant long-term supply contracts or purchase commitments, we do, in the normal course of business, regularly initiate purchase orders for the procurement of (i) selected finished goods sourced from third-party vendors, (ii) lumber, fabric, leather and other raw materials used in production, and (iii) certain outsourced services. All purchase orders are based on current needs and are fulfilled by suppliers within short time periods. At any point in time, our open purchase orders with respect to such goods and services totals approximately $50-60 million.

Further discussion of our contractual obligations associated with outstanding debt and lease arrangements can be found in Notes 7 and 8, respectively, to the Consolidated Financial Statements included under Item 8 of this Annual Report.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of June 30, 2006, we had working capital of $278.0 million and a current ratio of 2.91 to 1.

In addition to using available cash to fund changes in working capital, necessary capital expenditures, acquisition activity, the repayment of debt, and the payment of dividends, we have been authorized by our Board of Directors to repurchase our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. All of our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity.

During fiscal years 2006, 2005 and 2004, we repurchased and/or retired the following shares of our common stock:

	2006(1)	2005(2)(3)	2004(2)
Common shares repurchased	2,545,200	2,410,400	1,004,445
Cost to repurchase common shares	$85,106,563	$81,435,589	$39,094,203
Average price per share	$33.44	$33.79	$38.92

(1)	The cost to repurchase shares in fiscal year 2006 reflects $1,000,807 in common stock repurchases with a June 2006 trade date and a July 2006 settlement date.
(2)	The cost to repurchase shares in fiscal years 2005 and 2004 reflects $745,735 in common stock repurchases with a June 2004 trade date and a July 2004 settlement date.
(3)	During fiscal 2005, we also retired 405,511 shares of common stock tendered upon the exercise of outstanding employee stock options. The value of such shares on the date redeemed was $12,173,440, representing an average price per share of $30.02.

For each of the fiscal years presented above, we funded our purchases of treasury stock with existing cash on hand and cash generated through current period operations. During the last three fiscal years, the Board of Directors increased the then remaining share repurchase authorization as follows: to 2.5 million shares on April 27, 2004; to 2.0 million shares on November 16, 2004; to 2.0 million shares on April 26, 2005; and to 2.5 million shares on November 15, 2005. As of June 30, 2006 we had a remaining Board authorization to repurchase 1.6 million shares.

Subsequent to June 30, 2006 and through September 12, 2006, we repurchased, in 7 separate open market transactions, an additional 478,300 shares of our common stock at a total cost of $16.7 million, representing an average price per share of $34.86. On July 25, 2006, the Board of Directors increased the then remaining share repurchase authorization to 2.5 million shares. As of September 12, 2006, we had a remaining Board authorization to repurchase 2,473,000 shares.

Off-Balance Sheet Arrangements and Other Commitments, Contingencies and Contractual Obligations

Except as indicated below, we do not utilize or employ any off-balance sheet arrangements, including special-purpose entities, in operating our business. As such, we do not maintain any (i) retained or contingent interests, (ii) derivative instruments (other than as specified below), or (iii) variable interests which could serve as a source of potential risk to our future liquidity, capital resources and results of operations.

In connection with the issuance of the Senior Notes, Global, in July and August 2005, entered into 6 separate forward contracts to hedge the risk-free interest rate associated with $108.0 million of the related debt in order to minimize the negative impact of interest rate fluctuations on earnings, cash flows and equity. The forward contracts were entered into with a major banking institution thereby mitigating the risk of credit loss. Upon issuance of the Senior Notes in September 2005, the related forward contracts were settled. At the present time we have no current plans to engage in further hedging activities.

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. Details of those arrangements for which we act as guarantor or obligor are provided below.

Retailer-Related Guarantees
We have obligated ourselves, on behalf of one of our independent retailers, with respect to a $1.5 million credit facility (the “Credit Facility”) comprised of a $1.1 million revolving line of credit and a $0.4 million term loan. This obligation requires us, in the event of the retailer’s default under the Credit Facility, to repurchase the retailer’s inventory, applying such purchase price to the retailer’s outstanding indebtedness under the Credit Facility. Our obligation remains in effect for the life of the term loan which expires in April 2008. The maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is limited to the amount outstanding under the Credit Facility at the time of default (subject to pre-determined lending limits based on the value of the underlying inventory) and, as such, is not an estimate of future cash flows. No specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this obligation, except to the extent that we maintain the right to take title to the repurchased inventory. We anticipate that the repurchased inventory could subsequently be sold through our retail IDC network.

As of June 30, 2006, the amount outstanding under the Credit Facility totaled approximately $1.0 million, of which $0.9 million was outstanding under the revolving credit line. Based on the underlying creditworthiness of the respective retailer, we believe this obligation will expire without requiring funding by us. However, in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, a liability has been established to reflect our non-contingent obligation under this arrangement as a result of modifications made to the Credit Facility subsequent to January 1, 2003. As of June 30, 2006, the carrying amount of such liability is less than $50,000.

Indemnification Agreement
In connection with our joint venture arrangement with United Kingdom-based MFI Furniture Group Plc., we entered into a tax cross-indemnification agreement with the joint venture partner. The indemnification agreement stipulates that both parties agree to pay fifty percent of the amount of any tax liability arising as a result of (i) an adverse tax judgment or (ii) the imposition of additional taxes against either partner, and attributable to the operations of the joint venture. The indemnification agreement remains in effect until such time that the joint venture is terminated. In December 2005, both parties mutually agreed to dissolve the joint venture and, as of June 30, 2006, the joint venture had been terminated.

Product Warranties
Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to five years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of June 30, 2006, the Company’s product warranty liability totaled $1.5 million.

Impact of Inflation

We do not believe that inflation has had a material impact on our profitability during the last three fiscal years. In the past, we have generally been able to increase prices or seek lower cost alternatives in order to offset increases in operating costs and effectively manage our working capital.

Income Taxes

At June 30, 2006, we had, for federal income tax purposes, approximately $2.2 million of net operating loss carryforwards (“NOLs”) which expire between 2022 and 2025. Our utilization of $1.9 million of these NOLs is limited, pursuant to Section 381(c) of the Internal Revenue Code (“IRC”), based upon the separate earnings and/or eventual liquidation of the wholly-owned subsidiary to which the NOLs relate. The remaining $0.3 million of NOLs is subject to an annual limitation under Section 382 of the IRC. Based on our historical and anticipated future pre-tax earnings, we believe that it is more likely than not that these NOLs will be utilized.

Business Outlook

While we cannot reasonably predict whether the encouraging signs noted during fiscal 2006 with respect to the incoming order rate will prove to be sustainable, we believe that we are well-positioned for the next phase of economic growth based upon our existing business model which includes: (i) an established brand; (ii) a comprehensive complement of home decorating solutions; and (iii) a vertically-integrated operating structure.

As macro-economic factors change, however, it is also possible that our costs associated with production (including raw materials and labor), distribution (including freight and fuel charges), and retail operations (including compensation and benefits, delivery and warehousing, occupancy, and advertising expenses) may increase. We cannot reasonably predict when, or to what extent, such events may occur or what effect, if any, such events may have on our consolidated financial condition or results of operations.

The home furnishings industry remains extremely competitive with respect to both the sourcing of products and the retail sale of those products. Domestic manufacturers continue to face pricing pressures as a result of the manufacturing capabilities developed during recent years in other countries, specifically within Asia. In response to these pressures, a large number of U.S. furniture manufacturers and retailers, including us, have increased their overseas sourcing activities in an attempt to maintain a competitive advantage and retain market share. At the present time, we domestically manufacture and/or assemble approximately 60-65% of our products. We continue to believe that a balanced approach to product sourcing, which includes the domestic manufacture of certain product offerings coupled with the import of other selected products, provides the greatest degree of flexibility and is the most effective approach to ensuring that acceptable levels of quality, service and value are attained.

In addition, we believe that our retail strategy, which involves (i) a continued focus on providing a wide array of product solutions and superior customer service, (ii) the opening of new or relocated IDCs in larger and more prominent locations, while encouraging independent retailers to do the same, and (iii) the development of a more professional management structure within our retail network, provides an opportunity to further grow our business.

Further discussion of the home furnishings industry has been included under Item 1 of this Annual Report.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides a comprehensive model for the recognition, measurement, presentation, and disclosure in a company’s financial statements of uncertain tax positions taken, or expected to be taken, on a tax return. If an income tax position exceeds a more likely than not (i.e. greater than 50%) probability of success upon tax audit, the company is to recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with the respective jurisdictional tax laws. This interpretation is effective for fiscal years beginning after December 15, 2006 (July 1, 2007 for the Company). As such, we are currently in the process of evaluating the impact, if any, of this authoritative guidance on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (i.e., Gross versus Net Presentation), which relates to sales, use, value added and selected excise taxes assessed by a governmental authority on specific revenue-producing transactions between a seller and its customers. EITF 06-3 states that the presentation of such taxes, on either a gross or net basis, is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, Disclosure of Accounting Policies, if those amounts are significant. EITF 06-3 is to be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006 (January 1, 2007 for the Company). The adoption of EITF 06-3 is not expected to have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates.

Interest rate risk exists primarily through our borrowing activities. Our policy has been to utilize United States dollar denominated borrowings to fund our working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements and long-term debt is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but do not impact earnings or cash flows. At June 30, 2006, we had no floating-rate debt obligations outstanding. As of that same date, our fixed-rate debt obligations consist, primarily, of the Senior Notes issued on September 27, 2005. The estimated fair value of the Senior Notes as of June 30, 2006, which is based on interest rate changes subsequent to the date on which the debt was issued, and which has been determined using quoted market prices, was $183.4 million as compared to a carrying value of $198.5 million.

Foreign currency exchange risk is primarily limited to our operation of 5 Ethan Allen-owned retail IDCs located in Canada as substantially all purchases of imported parts and finished goods are denominated in United States dollars. As such, gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on our consolidated results of operations.

Historically, we have not entered into financial instrument, including derivative, transactions for trading or other speculative purposes or to manage interest rate or currency exposure. However, in connection with the issuance of the Senior Notes, Global, in July and August 2005, entered into 6 separate forward contracts to hedge the risk-free interest rate associated with $108.0 million of the related debt in order to minimize the negative impact of interest rate fluctuations on earnings, cash flows and equity. The forward contracts were entered into with a major banking institution thereby mitigating the risk of credit loss. Upon issuance of the Senior Notes in September 2005, the related forward contracts were settled. At the present time, we have no current plans to engage in further hedging activities.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data are listed under Item 15 of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ethan Allen Interiors Inc.:

We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and Subsidiaries (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2006. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Ethan Allen Interiors Inc. and Subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethan Allen Interiors Inc. and Subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, management’s assessment that Ethan Allen Interiors Inc. and Subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Ethan Allen Interiors Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Notes 1 and 11 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of July 1, 2005.

/s/ KPMG LLP

Stamford, Connecticut
September 11, 2006

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2006 and 2005
(In thousands, except share data)

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$173,801	$3,448
Accounts receivable, less allowance for doubtful accounts
of $2,074 at June 30, 2006 and $2,102 at June 30, 2005	22,179	28,019
Inventories (note 4)	189,650	186,479
Prepaid expenses and other current assets	29,430	37,084
Deferred income taxes (note 12)	8,696	9,359

Total current assets	423,756	264,389

Property, plant and equipment, net (note 5)	294,170	275,211
Goodwill and other intangible assets (notes 3 and 6)	87,899	82,897
Other assets	6,416	5,889

Total assets	$812,241	$628,386

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt and capital lease obligations (notes 7 and 8)	$39	$240
Customer deposits	53,203	53,654
Accounts payable	30,560	19,352
Accrued compensation and benefits	33,314	29,916
Accrued expenses and other current liabilities	28,602	30,804

Total current liabilities	145,718	133,966

Long-term debt (note 7)	202,748	12,270
Other long-term liabilities	12,151	12,445
Deferred income taxes (note 12)	34,182	35,637

Total liabilities	394,799	194,318

Shareholders' equity (notes 9, 10, 11 and 15):
Class A common stock, par value $.01, 150,000,000 shares authorized, 46,686,512 shares issued at June 30, 2006 and 46,585,896 shares issued at June 30, 2005	467	466
Class B common stock, par value $.01, 600,000 shares
authorized; no shares issued and outstanding at
June 30, 2006 and June 30, 2005	-	-
Preferred stock, par value $.01, 1,055,000 shares authorized, no shares issued and outstanding at June 30, 2006 and 2005	-	-
Additional paid-in capital	307,852	302,620

	308,319	303,086
Less: Treasury stock (at cost), 14,566,620 shares at
June 30, 2006 and 12,071,866 shares at June 30, 2005	(421,308)	(337,635)

Retained earnings	529,496	467,566
Accumulated other comprehensive income	935	1,051

Total shareholders' equity	417,442	434,068

Total liabilities and shareholders' equity	$812,241	$628,386

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended June 30, 2006, 2005 and 2004
(In thousands, except per share data)

	2006	2005	2004

Net sales	$1,066,390	$949,012	$955,107
Cost of sales	525,408	487,958	494,072

Gross profit	540,982	461,054	461,035

Operating expenses:
Selling	224,404	184,310	176,859
General and administrative	169,665	147,985	145,252
Restructuring and impairment charge, net (note 2)	4,241	(219)	12,520

Total operating expenses	398,310	332,076	334,631

Operating income	142,672	128,978	126,404
Interest and other miscellaneous income, net	4,926	1,203	3,332
Interest and other related financing costs	9,493	761	641

Income before income taxes	138,105	129,420	129,095
Income tax expense (note 12)	52,423	50,082	49,617

Net income	$85,682	$79,338	$79,478

Per share data (notes 10, 11 and 17):
Net income per basic share	$2.58	$2.24	$2.14

Basic weighted average common shares	33,210	35,400	37,179
Net income per diluted share	$2.51	$2.19	$2.08

Diluted weighted average common shares	34,086	36,193	38,295
Dividends declared per common share	$0.72	$0.60	$3.40

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
Operating activities:
Net income	$85,682	$79,338	$79,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,599	21,338	21,854
Restructuring and impairment charge, net	2,915	(219)	8,007
Compensation expense related to restricted stock awards	247	327	254
Compensation expense related to stock option grants	1,653	-	-
Provision (benefit) for deferred income taxes	(792)	3,935	120
(Gain) loss on disposal of property, plant and equipment	2,841	(110)	(1,452)
Gain on sale of retail IDCs	-	(1,384)	-
Other	89	(19)	6
Change in operating assets and liabilities, net of the effects of acquired and divested businesses:
Accounts receivable	3,697	(1,614)	(1,156)
Inventories	3,479	757	13,168
Prepaid and other current assets	3,767	(5,377)	4,782
Other assets	690	(3,155)	1,395
Customer deposits	(4,596)	(3,690)	(1,120)
Income taxes and accounts payable	10,772	4,829	(149)
Accrued expenses	(160)	5,637	963
Other liabilities	(294)	2,742	(118)

Net cash provided by operating activities	131,589	103,335	126,032

Investing activities:
Purchases of short-term investments	-	(12,000)	(37,500)
Proceeds from sale of short-term investments	-	12,000	65,000
Proceeds from the disposal of property, plant and equipment	4,433	7,628	5,796
Proceeds from the sale of retail IDCs	-	3,529	-
Capital expenditures	(41,505)	(30,301)	(23,534)
Acquisitions	(7,791)	(4,080)	(1,442)
Cash payments on hedging contracts	(930)	-	-
Other	978	711	(267)

Net cash provided by (used in) investing activities	(44,815)	(22,513)	8,053

Financing activities:
Borrowings on revolving credit facility	17,000	15,500	-
Payments on revolving credit facility	(25,000)	(7,500)	-
Net proceeds from issuance of long-term debt	198,396	-	-
Payments on long-term debt and capital leases	(242)	(4,716)	(1,027)
Purchases and other retirements of company stock	(84,106)	(94,355)	(38,348)
Proceeds from issuance of common stock	2,349	5,641	4,547
Excess tax benefits from share-based payment arrangements	495	-	-
Payment of deferred financing costs	(2,219)	-	(349)
Payment of cash dividends	(23,128)	(19,625)	(125,783)

Net cash provided by (used in) financing activities	83,545	(105,055)	(160,960)

Effect of exchange rate changes on cash	34	153	47

Net increase (decrease) in cash and cash equivalents	170,353	(24,080)	(26,828)

Cash and cash equivalents - beginning of year	3,448	27,528	54,356

Cash and cash equivalents - end of year	$173,801	$3,448	$27,528

Supplemental cash flow information:
Income taxes paid	$46,159	$44,135	$41,193
Interest paid	6,319	550	510

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
For the Years Ended June 30, 2006, 2005 and 2004
(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balance at June 30, 2003	$454	$281,140	$(204,931)	$580	$456,679	$533,922

Issuance of 362,946 shares of common stock upon the exercise of share-based awards (notes 9 and 11)	4	4,543	-	-	-	4,547
Compensation expense associated with share-based awards (notes 9 and 11)	-	254	-	-	-	254
Tax benefit associated with exercise of share-based awards (notes 9, 11 and 12)	-	3,750	-	-	-	3,750
Charge for early vesting of share-based awards	-	20	-	-	-	20
Purchase/retirement of 1,004,445 shares of company stock (note 9)	-	-	(39,095)	-	-	(39,095)
Dividends declared on common stock	-	-	-	-	(126,756)	(126,756)
Other comprehensive income (note 15):
Currency translation adjustments	-	-	-	20	-	20
Net income	-	-	-	-	79,478	79,478

Total comprehensive income						79,498

Balance at June 30, 2004	458	289,707	(244,026)	600	409,401	456,140

Issuance of 773,864 shares of common stock upon the exercise of share-based awards (notes 9 and 11)	8	5,633	-	-	-	5,641
Compensation expense associated with share-based awards (notes 9 and 11)	-	327	-	-	-	327
Tax benefit associated with exercise of share-based awards (notes 9, 11 and 12)	-	6,953	-	-	-	6,953
Purchase/retirement of 2,815,911 shares of company stock (note 9)	-	-	(93,609)	-	-	(93,609)
Dividends declared on common stock	-	-	-	-	(21,173)	(21,173)
Other comprehensive income (note 15):
Currency translation adjustments	-	-	-	451	-	451
Net income	-	-	-	-	79,338	79,338

Total comprehensive income						79,789

Balance at June 30, 2005	466	302,620	(337,635)	1,051	467,566	434,068

Issuance of 100,616 shares of common stock upon the exercise of share-based awards (notes 9 and 11)	1	2,348	-	-	-	2,349
Compensation expense associated with share-based awards (notes 9 and 11)	-	1,900	-	-	-	1,900
Tax benefit associated with exercise of share-based awards (notes 9, 11 and 12)	-	498	-	-	-	498
Charge for early vesting of share-based awards	-	15	-	-	-	15
Treasury shares issued in connection with retail IDC acquisition (50,446 shares) (note 3)	-	471	1,434	-	-	1,905
Purchase/retirement of 2,545,200 shares of company stock (note 9)	-	-	(85,107)	-	-	(85,107)
Dividends declared on common stock	-	-	-	-	(23,752)	(23,752)
Other comprehensive income (loss) (notes 7 and 15):
Currency translation adjustments	-	-	-	329	-	329
Loss on derivatives, net-of-tax	-	-	-	(445)	-	(445)
Net income	-	-	-	-	85,682	85,682

Total comprehensive income						85,566

Balance at June 30, 2006	$467	$307,852	$(421,308)	$935	$529,496	$417,442

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2006, 2005 and 2004
(In thousands, except share data)

(1)	Summary of Significant Accounting Policies

Basis of Presentation

Ethan Allen Interiors Inc. (“Interiors”) is a Delaware corporation incorporated on May 25, 1989. The consolidated financial statements include the accounts of Interiors, its wholly-owned subsidiary Ethan Allen Global, Inc. (“Global”), and Global’s subsidiaries (collectively “We,” “Us,” “Our,” “Ethan Allen” or the “Company”). All intercompany accounts and transactions have been eliminated in the consolidated financial statements. All of Global’s capital stock is owned by Interiors, which has no assets or operating results other than those associated with its investment in Global.

Nature of Operations

We are a leading manufacturer and retailer of quality home furnishings and accessories, selling a full range of products through an exclusive network of 306 retail interior design centers (“IDCs”), of which 139 are Company-owned and operated and 167 are independently-owned and operated. Nearly all of our Company-owned retail IDCs are located in the United States, with the remaining IDCs located in Canada. The majority of the independently-owned IDCs are also located in the United States, with the remaining IDCs located throughout Asia, Canada and the Middle East. We have 11 manufacturing facilities, 2 of which include separate sawmill operations, located throughout the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts and disclosures reported in those financial statements and the related accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements in order to conform to the current year’s presentation. These changes were made for disclosure purposes only and did not have any impact on previously reported results of operations or shareholders’ equity.

Cash Equivalents

Cash and short-term highly-liquid investments with original maturities of three months or less are considered cash and cash equivalents. We invest excess cash in money market accounts, short-term commercial paper, and U.S. Treasury Bills.

Short-Term Investments

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

Operating Leases

We account for our operating leases in accordance with the provisions of SFAS No. 13, Accounting for Leases, which require minimum lease payments be recognized on a straight-line basis, beginning on the date that the lessee takes possession or control of the property. A number of our operating lease agreements contain provisions for tenant improvement allowances, rent holidays, rent concessions, and/or rent escalations.

Incentive payments received from landlords are recorded as deferred lease incentives and are amortized over the underlying lease term on a straight-line basis as a reduction of rent expense. When the terms of an operating lease provide for periods of free rent, rent concessions, and/or rent escalations, we establish a deferred rent liability for the difference between the scheduled rent payment and the straight-line rent expense recognized. This deferred rent liability is also amortized over the underlying lease term on a straight-line basis as a reduction of rent expense.

Retail IDC Acquisitions

We account for the acquisition of retail IDCs and related assets in accordance with SFAS No. 141, Business Combinations, which requires application of the purchase method for all business combinations initiated after June 30, 2001. Accounting for these transactions as purchase business combinations requires the allocation of purchase price paid to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. The amount paid in excess of the fair value of net assets acquired is accounted for as goodwill.

Goodwill and Other Intangible Assets

Our intangible assets are accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and are comprised, primarily, of goodwill, which represents the excess of cost over the fair value of net assets acquired, product technology, and trademarks. In re-assessing the useful lives of our goodwill and other intangible assets upon adoption of Statement 142, we determined these assets to have indefinite useful lives. Accordingly, amortization of these assets ceased on that date. Prior to the adoption date (July 1, 2001), these assets were amortized on a straight-line basis over forty years.

Statement 142 requires that we perform an annual impairment analysis to assess the recoverability of the recorded balance of goodwill and other intangible assets. We conduct our required annual impairment analysis during the fourth quarter of each fiscal year. The provisions of the Statement indicate that the impairment test should be conducted more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the goodwill or other intangible asset below its carrying value. No impairment losses have been recorded on our goodwill or other intangible assets as a result of applying the provisions of Statement 142.

Financial Instruments

Due to their nature, the carrying value of our cash and cash equivalents, short-term investments, receivables and payables, short-term debt and customer deposit liabilities approximates fair value. The fair value of our long-term debt is based on quoted market prices for the same or similar issue. The fair value of our long-term debt is based on quoted market prices for the same or similar issue and totaled, as of June 30, 2006, $183.4 million as compared to a carrying value of $198.5 million.

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

Revenue Recognition

Revenue is recognized when all of the following have occurred: persuasive evidence of a sales arrangement exists (e.g. a wholesale purchase order or retail sales invoice); the sales arrangement specifies a fixed or determinable sales price; product is shipped or services are provided to the customer; and collectibility is reasonably assured. As such, revenue recognition occurs upon the shipment of goods to independent retailers or, in the case of Ethan Allen-owned retail IDCs, upon delivery to the customer.

Shipping and Handling Costs

Our policy is to sell our products at the same delivered cost to all retailers nationwide, regardless of shipping point. Costs incurred to deliver finished goods to the consumer are expensed and recorded in selling, general and administrative expenses. Shipping and handling costs amounted to $87.6 million, $75.2 million, and $71.6 million for fiscal years 2006, 2005, and 2004, respectively.

Advertising Costs

Advertising costs are expensed when first aired or distributed. Our total advertising costs incurred in fiscal years 2006, 2005 and 2004, amounted to $38.3 million, $28.5 million, and $27.6 million, respectively. These amounts are presented net of income received by us under our agreement with the third-party financial institution responsible for administering our consumer finance programs. Prepaid advertising costs at June 30, 2006 and 2005 totaled $5.7 million and $5.0 million, respectively.

Earnings Per Share

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that the weighted average outstanding shares are adjusted to include the effects of converting all potentially dilutive share-based awards issued under our employee stock plans (see Notes 10 and 11).

Share-Based Compensation

Effective July 1, 2005, our 1992 Stock Option Plan (the “Plan”) is accounted for in accordance with the recognition and measurement provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No.

123(R)”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. SFAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, we adhere to the guidance set forth within Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to July 1, 2005, we accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date. For certain other stock-based awards, where the exercise price was equal to zero, the fair value of the award, measured at the grant date, was amortized to compensation expense on a straight-line basis over the vesting period. In addition, other stock-based award programs provided for under the Plan may have resulted in the recognition of compensation expense (benefit) to the extent they were deemed to be variable (as that term is defined in APB No. 25) in nature.

While SFAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied. In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, was issued which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. We complied with these disclosure requirements for all applicable periods prior to July 1, 2005.

In adopting SFAS No. 123(R) on July 1, 2005 (our required effective date), we applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of SFAS No. 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS No. 123.

Consistent with our practice prior to the adoption of SFAS 123(R), we estimate, as of the date of grant, the fair value of stock options awarded using the Black-Scholes option-pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e. expected volatility) and option exercise activity (i.e. expected life). Expected volatility is based on the historical volatility of our stock and other contributing factors. The expected life of options granted, which represents the period of time that the options are expected to be outstanding, is based, primarily, on historical data.

As a result of the adoption of SFAS 123(R), our results for the twelve months ended June 30, 2006 include share-based compensation expense totaling $1.9 million. Such amounts have been included in the Consolidated Statements of Operations within selling, general and administrative expenses. During that same period, we recognized related tax benefits associated with our share-based compensation arrangements totaling $0.7 million.

The following table, which addresses the disclosure requirements of SFAS No. 148, illustrates the effect on net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable periods.

	Fiscal Year Ended June 30,
	2005	2004
Net income as reported	$79,338	$79,478

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	200	156

Deduct: Stock-based employee compensation expense determined under the fair-value based method for all awards granted since July 1, 1995, net of related tax effects	(6,891)	(5,077)

Pro forma net income	$72,647	$74,558

Earnings per share:
Basic - as reported	$2.24	$2.14
Basic - pro forma	$2.05	$2.01

Diluted - as reported	$2.19	$2.08
Diluted - pro forma	$2.01	$1.96

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

Derivative Instruments

We adopted SFAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 138, which later amended Statement 133, in fiscal 2001. Upon review of our contracts as of June 30, 2006, we have determined that we have no derivative instruments as defined under these standards.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides a comprehensive model for the recognition, measurement, presentation, and disclosure in a company’s financial statements of uncertain tax positions taken, or expected to be taken, on a tax return. If an income tax position exceeds a more likely than not (i.e. greater than 50%) probability of success upon tax audit, the company is to recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with the respective jurisdictional tax laws. This interpretation is effective for fiscal years beginning after December 15, 2006 (July 1, 2007 for the Company). As such, we are currently in the process of evaluating the impact, if any, of this authoritative guidance on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (i.e., Gross versus Net Presentation), which relates to sales, use, value added and selected excise taxes assessed by a governmental authority on specific revenue-producing transactions between a seller and its customers. EITF 06-3 states that the presentation of such taxes, on either a gross or net basis, is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, Disclosure of Accounting Policies, if those amounts are significant. EITF 06-3 is to be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006 (January 1, 2007 for the Company). The adoption of EITF 06-3 is not expected to have a material effect on our consolidated financial statements.

(2)	Restructuring and Impairment Charge

In recent years, we have developed, announced and executed plans to consolidate our manufacturing operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage.

On September 7, 2005, we announced a plan to convert one of our existing manufacturing facilities into a regional distribution center. The facility, formerly involved in the production of wood case goods furniture, is located in Dublin, Virginia. In connection with this initiative, we permanently ceased production at the Dublin location and are currently in the process of consolidating the distribution operations of our existing Old Fort, North Carolina location into this new, larger facility. The decision impacted approximately 325 employees, of which 75 have been (or will be) employed in new positions. We recorded a pre-tax restructuring and impairment charge of $4.2 million during the quarter ended September 30, 2005, of which $1.3 million was related to employee severance and benefits and other plant exit costs, and $2.9 million was related to fixed asset impairment charges, primarily for machinery and equipment, stemming from the decision to cease production activities.

In the fourth quarter of fiscal 2004, we announced a plan to close and consolidate two of our manufacturing facilities. The plants, both involved in the production of wood case goods furniture, were located in Boonville, New York and Bridgewater, Virginia. The plant closures resulted in a headcount reduction totaling approximately 460 employees: 270 employees effective June 25, 2004, and 190 employees throughout the first quarter of fiscal 2005. A pre-tax restructuring and impairment charge of $12.8 million was recorded for costs associated with these plant closings, of which $4.5 million was related to employee severance and benefits and other plant exit costs, and $8.3 million was related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities. In addition, adjustments totaling $0.2 million were recorded to reverse the remaining previously established accruals which were no longer deemed necessary.

As of June 30, 2006, restructuring reserves totaling $0.4 million were included in the Consolidated Balance Sheets as an accrued expense within current liabilities. Activity in our restructuring reserves is summarized as follows (in thousands):

	Original Charges	Cash Payments	Non-cash Utilized	Balance at June 30, 2006

Employee severance and other
related payroll and benefit costs	$1,266	$(824)	$-	$442
Other plant exit costs	60	(60)	-	-
Write-down of long-lived assets	2,915	-	(2,915)	-

	$4,241	$(884)	$(2,915)	$442

(3)	Business Acquisitions

During fiscal 2006, we acquired, in seven separate transactions, twelve Ethan Allen retail IDCs from independent retailers for total consideration of approximately $12.0 million. In connection with the acquisition of two of these IDCs, consideration totaling $2.5 million was provided in the form of 50,446 shares of Ethan Allen stock issued on the closing date and 15,760 shares of Ethan Allen stock held in escrow pending completion of a contractual holdback period.

As a result of these acquisitions, we recorded additional inventory and other assets (including real estate) of $6.6 million and $5.3 million, respectively, and assumed customer deposits and other liabilities of $4.1 million and $0.5 million, respectively. Goodwill associated with these acquisitions totaled $4.7 million and represents the premium paid to the sellers related to the acquired businesses (i.e. market presence) and other fair value adjustments to the assets acquired and liabilities assumed. Further discussion of our intangible assets can be found in Note 6.

A summary of our allocation of purchase price in each of the last three fiscal years is provided below (in thousands):

	Fiscal Year Ended June 30,
	2006	2005	2004

Nature of acquisition	12 IDCs	6 IDCs	4 IDCs
Total consideration	$12,037	$4,642	$2,070
Assets acquired (liabilities assumed):
Inventory	6,650	3,194	1,851
PP&E and other assets	5,308	614	530
Customer deposits	(4,145)	(1,735)	(1,207)
A/P and other liabilities	(483)	(25)	(121)

Goodwill	$4,707	$2,594	$1,017

(4)	Inventories

Inventories at June 30 are summarized as follows (in thousands):

	2006	2005
Finished goods	$155,630	$149,322
Work in process	6,111	8,437
Raw materials	27,909	28,720

	$189,650	$186,479

Inventories are presented net of a related valuation allowance of $2.9 million and $2.7 million at June 30, 2006 and 2005, respectively.

(5)	Property, Plant and Equipment

Property, plant and equipment at June 30 are summarized as follows (in thousands):

	2006	2005
Land and improvements	$71,225	$57,972
Buildings and improvements	254,960	232,453
Machinery and equipment	126,539	137,390

	452,724	427,815
Less: accumulated depreciation and amortization	(158,554)	(152,604)

	$294,170	$275,211

(6)	Goodwill and Other Intangible Assets

As of June 30, 2006, we had goodwill, including product technology, and other identifiable intangible assets of $68.2 million and $19.7 million, respectively. Comparable balances as of June 30, 2005 were $63.2 million and $19.7 million, respectively.

Goodwill in the wholesale and retail segments was $27.5 million and $40.7 million, respectively, at June 30, 2006 and $27.5 million and $35.7 million, respectively, at June 30, 2005. The wholesale segment, at both dates, includes additional intangible assets of $19.7 million. These assets represent Ethan Allen trade names which are considered to have indefinite useful lives.

In accordance with SFAS No. 142, we do not amortize goodwill and other intangible assets but, rather, evaluate such assets for impairment on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of the goodwill or other intangible asset may exceed its fair value. We conduct our required annual impairment test during the fourth quarter of each fiscal year. No impairment losses have been recorded on our goodwill or other intangible assets as a result of applying the provisions of Statement 142.

(7)	Borrowings

Total debt obligations at June 30 consist of the following (in thousands):

	2006	2005
5.375% Senior Notes due 2015	$198,516	$-
Industrial revenue bonds	3,855	3,855
Other debt and capital lease obligations	416	8,655

Total debt	202,787	12,510

Less: current maturities and short-term capital lease obligations	39	240

Total long-term debt	$202,748	$12,270

Senior Notes
On September 27, 2005, we completed a private offering of $200.0 million of ten-year senior unsecured notes due 2015 (the “Senior Notes”). The Senior Notes were offered by Global and have an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2006. Proceeds received in connection with the issuance of the Senior Notes, net of a related discount of $1.6 million, totaled $198.4 million. We intend to use the net proceeds from the offering to expand our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes. As of June 30, 2006, the net proceeds have been included in the Consolidated Balance Sheets within long-term debt. The discount on the Senior Notes is being amortized to interest expense over the life of the related debt.

In connection with the offering, debt issuance costs totaling $2.0 million were incurred related, primarily, to banking, legal, accounting, rating agency, and printing services. As of June 30, 2006, these costs have been included in the Consolidated Balance Sheets as deferred financing costs within other assets and are being amortized to interest expense over the life of the Senior Notes.

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

As part of the Senior Notes offering, Global agreed to file an exchange offer registration statement under the Securities Act of 1933 (the “Securities Act”) covering an exchange offer of registered notes in exchange for the Senior Notes. The registered notes would be identical to the Senior Notes in all respects except that such registered notes would be freely tradable under the Securities Act. If an exchange offer registration statement is not permitted under applicable law, Global agreed to file a shelf registration permitting the resale of the Senior Notes under the Securities Act. If the exchange offer had not been completed or the shelf registration statement had not been declared effective by the earlier of March 27, 2006 or, if an exchange offer had been commenced, with respect to Senior Notes ineligible for participation in the exchange offer, 90 days after a request by the initial purchaser holding such Senior Notes, Global agreed to pay an increased interest rate to holders of the Senior Notes. Following a default caused by the lack of an effective registration statement by such date, for the first subsequent 90-day period, the interest rate on the Senior Notes would accrue at an increased rate per annum of 0.50% of principal amount, and following such 90-day period, the interest rate on the Senior Notes would accrue at an additional increased rate per annum of 0.50% of principal amount (for a total increased rate per annum of 1.00%) until the exchange offer was completed, the shelf registration was declared effective by the SEC or the Senior Notes otherwise became freely tradable under the Securities Act. Under certain circumstances, Global maintained the right to suspend resales under the registration statement.

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

Upon issuance of the Senior Notes and settlement of the related forward contracts, losses totaling $0.9 million were incurred representing the change in the fair value of the forward contracts since their respective trade dates. In accordance with SFAS No. 133, as amended, it was determined that a portion of the related losses was the result of hedge ineffectiveness and, as such, $0.1 million of the losses was included, within interest and other related financing costs, in the Consolidated Statement of Operations for the fiscal year ended June 30, 2006. The balance of the losses has been included (on a net-of-tax basis) in the Consolidated Balance Sheets within accumulated other comprehensive income and is being amortized to interest expense over the life of the Senior Notes. The remaining unamortized balance of the forward contract losses totaled $0.7 million as of June 30, 2006.

Revolving Credit Facility
In July 2005, we entered into a five-year, $200.0 million unsecured revolving credit facility with J.P. Morgan Chase Bank, N.A. (“JP Morgan”), as administrative agent, and certain other lenders (the “Credit Agreement”). The Credit Agreement replaces the five year, $100.0 million unsecured credit facility, effective June 2004.

The Credit Agreement consists of a $200.0 million unsecured revolving credit facility and includes an accordion feature providing an additional $100.0 million of liquidity, if needed. In addition, the Credit Agreement contains sub-facilities for trade and standby letters of credit of $100.0 million and swing line loans of $5.0 million. Revolving loans under the Credit Agreement bear interest at JP Morgan’s Alternate Base Rate (as defined), or adjusted LIBOR plus 0.40% (plus a utilization fee of 0.125% during any period that usage of the facility is 50% or more of the total commitment under the facility), and are subject to adjustment resulting from changes in the credit rating of Ethan Allen’s senior unsecured debt. The Credit Agreement also provides for the payment of (i) a facility fee equal to 0.10% per annum on the average daily amount (whether used or unused) of the revolving credit commitment and (ii) a letter of credit fee equal to 0.525% per annum on the average daily letters of credit outstanding.

The Credit Agreement has a maturity date of July 21, 2010 and there are no minimum repayments required during the term of the facility. The revolving loans may be borrowed, repaid and re-borrowed over the term of the facility until final maturity.

The Credit Agreement also contains various covenants which limit our ability to: incur debt; engage in mergers and consolidations; make restricted payments; sell certain assets; make investments; and issue stock. We are also required to meet certain financial covenants including a fixed charge coverage ratio, which shall not be less than 3.00 to 1 for any period of four consecutive fiscal quarters ended on or after June 30, 2005, and a leverage ratio, which shall not be greater than 3.00 to 1 at any time. As of June 30, 2006, we have satisfactorily complied with these covenants.

In addition, the Credit Agreement contains customary representations and warranties, conditions to borrowing (including the continued accuracy of such representations and warranties) and events of default (the occurrence of which would entitle the lenders to accelerate the maturity of any outstanding borrowings and terminate their commitment to make future loans).

At June 30, 2006, we had no revolving loans and $16.2 million in trade and standby letters of credit outstanding under the Credit Agreement. Remaining available borrowing capacity under the Credit Agreement was $183.8 million at that date. For fiscal years ended June 30, 2006, 2005 and 2004, the weighted-average interest rates applicable under our revolving credit facility were 5.65%, 5.95% and 4.19%, respectively.

Approximately $3.9 million of our outstanding debt is related to industrial revenue bonds which were issued to finance capital improvements at the Ethan Allen Hotel and Conference Center, which is adjacent to our corporate headquarters in Danbury, Connecticut. These bonds bear interest at a fixed rate of 7.50% and have a remaining maturity of 5 years.

We also have loans outstanding in the aggregate amount of approximately $0.4 million related to the modernization of our Beecher Falls, Vermont manufacturing facility. These loans bear interest at a fixed rate of 3.00% have remaining maturities of 5 to 20 years. The loans have a lien in respect of equipment partially financed by such loans and a mortgage interest in respect of the building, the construction of which was also partially financed by such loans.

Aggregate scheduled maturities of our debt obligations for each of the five fiscal years subsequent to June 30, 2006, and thereafter are as follows (in thousands):

Fiscal Year Ended June 30:
2007	$39
2008	40
2009	41
2010	42
2011	3,898
Subsequent to 2011	198,727

Total scheduled debt payments	$202,787

(8)	Leases

We lease real property and equipment under various operating lease agreements expiring through 2029. Leases covering retail IDC locations and equipment may require, in addition to stated minimums, contingent rentals based on retail sales or equipment usage. Generally, the leases provide for renewal for various periods at stipulated rates.

Future minimum lease payments under non-cancelable operating leases for each of the five fiscal years subsequent to June 30, 2006, and thereafter are as follows (in thousands):

Fiscal Year Ended June 30:
2007	$32,896
2008	29,768
2009	24,940
2010	20,393
2011	16,475
Subsequent to 2011	67,455

Total minimum lease payments	$191,927

        The above amounts will be offset in the aggregate by minimum future rentals from subleases of $14.0 million.

Total rent expense for each of the past three fiscal years ended June 30 was as follows (in thousands):

	2006	2005	2004
Basic rentals under operating leases	$35,243	$31,329	$29,361
Contingent rentals under operating leases	772	654	796

	36,015	31,983	30,157
Less: sublease rent	(4,583)	(3,812)	(2,926)

Total rent expense	$31,432	$28,171	$27,231

As of June 30, 2006 and 2005, deferred rent credits totaling $8.3 million and $7.9 million, respectively, and deferred lease incentives totaling $3.6 million and $4.0 million, respectively, are reflected in the Consolidated Balance Sheets. These amounts are amortized over the respective underlying lease terms on a straight-line basis as a reduction of rent expense.

(9)	Shareholders’ Equity

Our authorized capital stock consists of (a) 150,000,000 shares of Class A Common Stock, par value $.01 per share, (b) 600,000 shares of Class B Common Stock, par value $.01 per share, and (c) 1,055,000 shares of Preferred Stock, par value $.01 per share, of which (i) 30,000 shares have been designated Series A Redeemable Convertible Preferred Stock, (ii) 30,000 shares have been designated Series B Redeemable Convertible Preferred Stock, (iii) 155,010 shares have been designated as Series C Junior Participating Preferred Stock, and (iv) the remaining 839,990 shares may be designated by the Board of Directors with such rights and preferences as they determine (all such preferred stock, collectively, the “Preferred Stock”). Shares of Class B Common Stock are convertible to shares of our Common Stock upon the occurrence of certain events or other specified conditions being met. As of June 30, 2006 and 2005, there were no shares of Preferred Stock or Class B Common Stock issued or outstanding.

Share Repurchase Program
On November 21, 2002, the Company’s Board of Directors approved a share repurchase program authorizing us to repurchase up to 2.0 million shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. Subsequent to that date, the Board of Directors increased the then remaining share repurchase authorization as follows: to 2.5 million shares on April 27, 2004; to 2.0 million shares on November 16, 2004; to 2.0 million shares on April 26, 2005; and to 2.5 million shares on November 15, 2005. As of June 30, 2006, we had a remaining Board authorization to repurchase 1.6 million shares.

All of our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity. During fiscal years 2006, 2005 and 2004, we repurchased and/or retired the following shares of our common stock:

	2006(1)	2005(2)(3)	2004(2)
Common shares repurchased	2,545,200	2,410,400	1,004,445
Cost to repurchase common shares	$85,106,563	$81,435,589	$39,094,203
Average price per share	$ 33.44	$ 33.79	$ 38.92

(1)	The cost to repurchase shares in fiscal year 2006 reflects $1,000,807 in common stock repurchases with a June 2006 trade date and a July 2006 settlement date.
(2)	The cost to repurchase shares in fiscal years 2005 and 2004 reflects $745,735 in common stock repurchases with a June 2004 trade date and a July 2004 settlement date.
(3)	During fiscal 2005, we also retired 405,511 shares of common stock tendered upon the exercise of outstanding employee stock options. The value of such shares on the date redeemed was $12,173,440, representing an average price per share of $30.02.

For each of the fiscal years presented above, we funded our purchases of treasury stock with existing cash on hand and cash generated through current period operations.

Stockholder Rights Plan
On May 20, 1996, the Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”) and declared a dividend of one Right for each share of our common stock outstanding as of July 10, 1996. Under the Rights Plan, each share of our common stock issued after July 10, 1996 is accompanied by one Right (or such other number of Rights as results from the adjustments for stock splits and other events described below). Each Right entitles its holder, under certain circumstances, to purchase one one-hundredth of a share of our Series C Junior Participating Preferred Stock at a purchase price of $125. The Rights may not be exercised until 10 days after a person or group acquires 15% or more of our common stock, or 15 days after the commencement or the announcement of the intent to commence a tender offer, which, if consummated, would result in acquisition by a person or group of 15% or more of our common stock. Until then, separate Rights certificates will not be issued and the Rights will not be traded separately from shares of our common stock.

If the Rights become exercisable, then, upon exercise of a Right, our stockholders (other than the acquirer) would have the right to receive, in lieu of our Series C Junior Participating Preferred Stock, a number of shares of our common stock (or a number of shares of the common stock of the acquirer, if we are acquired, or other assets under various circumstances) having a market value equal to two times the purchase price. Under the Rights Plan, as amended by the Board of Directors on July 27, 2004, the Rights will expire on May 31, 2011, unless redeemed prior to that date. The redemption price is $0.01 per Right. The Board of Directors may redeem the Rights at its option any time prior to the time when the Rights become exercisable.

The Rights Plan provides for adjustment to the number of Rights which accompanies each share of our common stock (whether then outstanding or thereafter issued) upon the occurrence of various events after July 10, 1996, including stock splits. We effected a 2-for-1 stock split on September 3, 1997 and a 3-for-2 stock split on May 24, 1999. Accordingly, at June 30, 2006, each share of our common stock was accompanied by one-third of one Right.

(10)	Earnings per Share

The following table sets forth the calculation of weighted average shares for the fiscal years ended June 30 (in thousands):

	2006	2005	2004
Weighted average common shares outstanding
for basic calculation	33,210	35,400	37,179

Effect of dilutive stock options and awards	876	793	1,116

Weighted average common shares outstanding,
adjusted for diluted calculation	34,086	36,193	38,295

In 2006, 2005 and 2004, stock options to purchase 53,226, 778,458 and 63,756 shares, respectively, had exercise prices that exceeded the average market price for each corresponding period. These options have been excluded from the respective diluted earnings per share calculation as their impact is anti-dilutive.

(11)	Share-Based Compensation

We adopted SFAS No. 123(R) on July 1, 2005 (our required effective date), at which time we applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of SFAS No. 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS No. 123.

As a result of the adoption of SFAS No. 123(R), our results for the twelve month period ended June 30, 2006 included share-based compensation expense totaling $1.9 million. Such amount has been included in the Consolidated Statement of Operations within selling, general and administrative expenses. During that same period, we recognized a related tax benefit associated with our share-based compensation arrangements totaling $0.7 million.

Consistent with our practice prior to the adoption of SFAS No. 123(R), we estimate, as of the date of grant, the fair value of stock options awarded using the Black-Scholes option-pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e. expected volatility) and option exercise activity (i.e. expected life). Expected volatility is based on the historical volatility of our stock and other contributing factors. The expected life of options granted, which represents the period of time that the options are expected to be outstanding, is based, primarily, on historical data.

Subsequent to the adoption of SFAS No. 123(R), we continue to utilize the same forms of share-based awards that we had previously. We had 6,320,139 shares of common stock reserved for issuance pursuant to the following share-based compensation plans:

1992 Stock Option Plan
The Plan provides for the grant of non-compensatory stock options to eligible employees and non-employee directors. Stock options granted under the Plan are non-qualified under Section 422 of the Internal Revenue code and allow for the purchase of shares of our common stock. The maximum number of shares of common stock reserved for issuance under the Plan is 5,490,597 shares. The Plan also provides for the issuance of stock appreciation rights (“SARs”) on issued options, however, no SARs have been issued as of June 30, 2006. The awarding of such options is determined by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer. Option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant, vest ratably over a specified service period (4 years for awards to employees; 2 years for awards to independent directors), and have a contractual term of 10 years.

M. Farooq Kathwari, our President and Chief Executive Officer, entered into an employment agreement with the Company dated August 1, 2002 (the “2002 Employment Agreement”). This agreement was effective as of July 1, 2002 and served to supercede all terms and conditions set forth in his previous employment agreement dated July 1, 1997, which expired on June 30, 2002 (the “1997 Employment Agreement”). Pursuant to the terms of the 2002 Employment Agreement, Mr. Kathwari was awarded, on August 1, 2002, August 1, 2003, and August 1, 2004, options to purchase 600,000, 400,000 and 200,000 shares, respectively, of our common stock. These options were issued at exercise prices of $31.02, $35.53, and $37.15 per share, respectively, (the price of a share of our common stock on the New York Stock Exchange as of such dates). The 2002 grant vested ratably over a 3-year period, while the fiscal 2003 grant vested ratably over a 2-year period, and the 2004 grant vested ratably over a 1-year period. As of June 30, 2006, all of Mr. Kathwari’s options are fully vested.

A summary of stock option activity occurring during the fiscal year ended June 30, 2006 is presented below:

	Weighted Average
Options	Number	Exercise Price	Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding - June 30, 2005	3,260,007	$28.69
Granted	62,000	35.45
Exercised	(91,509)	25.62
Canceled (forfeited/expired)	(33,366)	32.70

Outstanding - June 30, 2006	3,197,132	$28.86	4.0	$25,027,255

Exercisable - June 30, 2006	3,055,832	$28.59	3.8	$24,652,355

The weighted average grant-date fair value of options granted during 2006 was $9.86. The following assumptions were used in arriving at the fair value of options granted during the period: risk-free interest rate of 4.86%; dividend yield of 2.04%; expected volatility factor of 28.95%; and expected life of 5.0 years.

For the fiscal years ended June 30, 2005 and 2004, during which time we employed the intrinsic value recognition and measurement provisions of APB No. 25 (see Note 1), the weighted average grant-date fair value of options granted was $15.02 and $17.45, respectively. The fair value of options granted during fiscal years 2005 and 2004 were estimated as of the date of grant using the following assumptions: risk-free interest rates of 4.32% and 4.19%, respectively; dividend yields of 1.69% and 1.11%, respectively; expected volatility factors of 38.7% and 43.1%, respectively; and expected lives of 8.0 years and 8.4 years, respectively.

The table located in Note 1 illustrates the effect on net income and earnings per share as if the fair value recognition and measurement provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable periods.

The total intrinsic value of options exercised during 2006, 2005 and 2004 was $1.3 million, $18.1 million, and $9.8 million, respectively. As of June 30, 2006, there was $1.3 million of total unrecognized compensation cost related to non-vested options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.6 years.

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

A summary of non-vested restricted share activity occurring during the fiscal year ended June 30, 2006 is presented below:

Non-vested Restricted Shares	Number	Weighted Average Grant-Date Fair Value
Non-vested - June 30, 2005	31,500	$35.15
Granted	-	-
Vested	(8,400)	35.03
Canceled (forfeited/expired)	(2,100)	35.03

Non-vested - June 30, 2006	21,000	$35.22

As of June 30, 2006, there was $0.1 million of total unrecognized compensation cost related to non-vested restricted shares granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.0 year. The total fair value of restricted shares vested during the fiscal year ending June 30, 2006 was $0.3 million. No restricted shares vested during fiscal years 2005 or 2004.

Stock Unit Awards
In accordance with the provisions of the 1997 Employment Agreement, we established, during fiscal 1998, a book account for Mr. Kathwari, which was credited with 21,000 stock units as of July 1 of each year, commencing July 1, 1997, for a total of up to 105,000 stock units, over the initial five-year term of the 1997 Employment Agreement, with an additional 21,000 stock units to be credited in connection with each of the two optional one-year extensions. Following the termination of his employment, regardless of the reason for termination, Mr. Kathwari will receive shares of common stock equal to the number of stock units credited to the account. In connection with the establishment of the 2002 Employment Agreement, Mr. Kathwari was deemed to have earned 126,000 of the stock units contemplated under the performance provisions of the 1997 Employment Agreement.

(12)	Income Taxes

Total income taxes were allocated as follows for the fiscal years ended June 30 (in thousands):

	2006	2005	2004
Income from operations	$52,423	$50,082	$49,617
Shareholders' equity	(498)	(6,953)	(3,750)

Total	$51,925	$43,129	$45,867

The income taxes credited to shareholders’ equity relate to the tax benefit arising from the exercise of employee stock options.

Income tax expense (benefit) attributable to income from operations consists of the following for the fiscal years ended June 30 (in thousands):

	2006	2005	2004
Current:
Federal	$43,844	$39,423	$42,997
State	9,371	6,724	6,500

Total current	53,215	46,147	49,497

Deferred:
Federal	(610)	3,445	132
State	(182)	490	(12)

Total deferred	(792)	3,935	120

Income tax expense	$52,423	$50,082	$49,617

The following is a reconciliation of expected income tax expense (computed by applying the federal statutory income tax rate to income before taxes) to actual income tax expense (in thousands):

	2006		2005		2004
Expected income tax expense	$ 48,337	35.0%	$ 45,297	35.0%	$ 45,183	35.0%
State income taxes, net of federal
income tax benefit	6,091	4.4%	4,918	3.8%	4,213	3.2%
Section 199 Qualified Production
Activities deduction	(641)	(0.5)%	-	0.0%	-	0.0%
EIE benefit	(358)	(0.3)%	(257)	(0.2)%	(252)	(0.2)%
Other, net	(1,006)	(0.6)%	124	0.1%	473	0.4%

Actual income tax expense	$ 52,423	38.0%	$ 50,082	38.7%	$ 49,617	38.4%

The significant components of the deferred tax expense (benefit) are as follows (in thousands):

	2006	2005	2004
Deferred tax expense (benefit)	$(978)	$2,858	$(1,229)
Utilization of net operating loss and tax credit carryforwards	186	1,077	1,349

Total deferred tax expense (benefit)	$(792)	$3,935	$120

The tax effects of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows at June 30 (in thousands):

	2006	2005
Deferred tax assets:
Accounts receivable	$787	$817
Employee compensation accruals	8,236	8,091
Other accrued liabilities	20	648
Deferred rent credits	4,433	4,450
Net operating loss carryforwards	774	667
Tax credit carryforwards	20	206

Total deferred tax asset	14,270	14,879

Deferred tax liabilities:
Inventories	1,141	1,007
Property, plant and equipment	16,577	17,691
Intangible assets other than goodwill	18,583	17,857
Non-deductible temporary differences arising as a
result of Section 481a changes in accounting methods	-	889
Other, net	3,455	3,713

Total deferred tax liability	39,756	41,157

Net deferred tax liability	$25,486	$26,278

Deferred income tax balances are classified in the Consolidated Balance Sheets as follows at June 30 (in thousands):

	2006	2005
Current assets	$9,837	$10,366
Non-current assets	4,433	4,513
Current liabilities	1,141	1,007
Non-current liabilities	38,615	40,150

Total net deferred tax liability	$25,486	$26,278

Note:	Current assets and current liabilities and non-current assets and non-current liabilities have been presented net in the Consolidated Balance Sheets.

At June 30, 2006, we had, for federal income tax purposes, approximately $2.2 million of net operating loss carryforwards (“NOLs”) which expire between 2022 and 2025. Our utilization of $1.9 million of these NOLs is limited, pursuant to Section 381(c) of the Internal Revenue Code (“IRC”), based upon the separate earnings and/or eventual liquidation of the wholly-owned subsidiary to which the NOLs relate. The remaining $0.3 million of NOLs is subject to an annual limitation under Section 382 of the IRC.

Based on our historical and anticipated future pre-tax earnings, we believe that it is more likely than not that our deferred tax assets will be realized.

(13)	Employee Retirement Programs

The Ethan Allen Retirement Savings Plan
The Ethan Allen Retirement Savings Plan (the “Savings Plan”) is a defined contribution plan, which is offered to substantially all of our employees who have completed three consecutive months of service regardless of hours worked.

We may, at our discretion, make a matching contribution to the 401(k) portion of the Savings Plan on behalf of each participant, provided the contribution does not exceed the lesser of 50% of the participant’s contribution or $1,300 per participant per Savings Plan year. Total profit sharing and 401(k) Company match expense amounted to $3.7 million in 2006, $4.0 million in 2005, and $3.7 million in 2004.

Other Retirement Plans and Benefits
Ethan Allen provides additional benefits to selected members of senior and middle management in the form of previously entered deferred compensation arrangements and a management cash bonus and other incentive programs. The total cost of these benefits was $4.0 million, $3.0 million, and $3.2 million in 2006, 2005 and 2004, respectively.

(14)	Litigation

We and our subsidiaries are subject to various environmental laws and regulations. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials.

As of June 30, 2006, we and/or our subsidiaries have been named as a potentially responsible party (“PRP”) with respect to the remediation of four active sites currently listed, or proposed for inclusion, on the National Priorities List (“NPL”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (“CERCLA”). The sites are located in Lyndonville, Vermont; Southington, Connecticut; High Point, North Carolina; and Atlanta, Georgia.

With respect to the Lyndonville, Vermont site, we have substantially resolved our liability by completing remedial construction activities. We continue to work with the U.S. Environmental Protection Agency (“EPA”) and have obtained a certificate of construction completion, subject to certain limited conditions. We do not anticipate incurring significant costs with respect to the Southington, Connecticut, High Point, North Carolina, or Atlanta, Georgia sites as we believe that we are not a major contributor based on the very small volume of waste generated by us in relation to total volume at those sites. Specifically, with respect to the Southington site, our volumetric share is less than 1% of over 51 million gallons disposed of at the site and there are more than 1,000 PRPs. With respect to the High Point site, our volumetric share is less than 1% of over 18 million gallons disposed of at the site and there are more than 2,000 PRPs, including 1,100 “de-minimis” parties (of which we are one). With respect to the Atlanta site, a former solvent recycling/reclamation facility, our volumetric share is less than 1% of over 20 million gallons disposed of at the site by more than 1,700 PRPs. In all three cases, the other PRPs consist of local, regional, national and multi-national companies.

Liability under CERCLA may be joint and several. As such, to the extent certain named PRPs are unable, or unwilling, to accept responsibility and pay their apportioned costs, we could be required to pay in excess of our pro rata share of incurred remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liability.

In addition, in July 2000, we were notified by the State of New York (the “State”) that we may be named a PRP in a separate, unrelated matter with respect to a site located in Carroll, New York. To date, no further notice has been received from the State and an initial environmental study has not yet been conducted at this site.

As of June 30, 2006, we believe that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.

We are subject to other federal, state and local environmental protection laws and regulations and are involved, from time to time, in investigations and proceedings regarding environmental matters. Such investigations and proceedings typically concern air emissions, water discharges, and/or management of solid and hazardous wastes. We believe that our facilities are in material compliance with all such applicable laws and regulations.

Regulations issued under the Clean Air Act Amendments of 1990 required the industry to reformulate certain furniture finishes or institute process changes to reduce emissions of volatile organic compounds. Compliance with many of these requirements has been facilitated through the introduction of high solids coating technology and alternative formulations. In addition, we have instituted a variety of technical and procedural controls, including reformulation of finishing materials to reduce toxicity, implementation of high velocity low pressure spray systems, development of storm water protection plans and controls, and further development of related inspection/audit teams, all of which have served to reduce emissions per unit of production. We remain committed to implementing new waste minimization programs and/or enhancing existing programs with the objective of (i) reducing the total volume of waste, (ii) limiting the liability associated with waste disposal, and (iii) continuously improving environmental and job safety programs on the factory floor which serve to minimize emissions and safety risks for employees. We will continue to evaluate the most appropriate, cost effective, control technologies for finishing operations and design production methods to reduce the use of hazardous materials in the manufacturing process.

(15)	Comprehensive Income

Total comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in equity. Such items, which are generally presented on a net-of-tax basis, may include foreign currency translation adjustments, minimum pension liability adjustments, fair value adjustments (i.e. gains and losses) on certain derivative instruments, and unrealized gains and losses on certain investments in debt and equity securities. We have reported our total comprehensive income in the Consolidated Statements of Shareholders’ Equity.

Our accumulated other comprehensive income, which is comprised of losses on certain derivative instruments and accumulated foreign currency translation adjustments, totaled $0.9 million at June 30, 2006 and $1.1 million at June 30, 2005. Losses on derivative instruments are the result of hedging contracts entered into in connection with the issuance of the Senior Notes (see Note 7). Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operation of 5 Ethan Allen-owned retail IDCs located in Canada. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

(16)	Segment Information

Our operations are classified into two operating segments: wholesale and retail. These operating segments represent strategic business areas which, although they operate separately and provide their own distinctive services, enable us to more effectively offer our complete line of home furnishings.

The wholesale segment is principally involved in the development of the Ethan Allen brand, which encompasses the design, manufacture, domestic and off-shore sourcing, sale and distribution of a full range of home furnishings to a network of independently-owned and Ethan Allen-owned IDCs as well as related marketing and brand awareness efforts. Wholesale revenue is generated upon the wholesale sale of our product to all retail IDCs, including those owned by Ethan Allen. Wholesale profitability includes (i) the wholesale gross margin, which represents the difference between the wholesale sales price and the cost associated with manufacturing and/or sourcing the related product, and (ii) other operating costs associated with wholesale segment activities.

The retail segment sells home furnishings to consumers through a network of Company-owned IDCs. Retail revenue is generated upon the retail sale of our products by these IDCs. Retail profitability includes (i) the retail gross margin, which represents the difference between the retail sales price and the cost of goods purchased from the wholesale segment, and (ii) other operating costs associated with retail segment activities.

While the manner in which our home furnishings are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different. Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other).

A breakdown of wholesale sales by these product lines for each of the last three fiscal years is provided below:

	Fiscal Year Ended June 30,
	2006	2005	2004
Case Goods	48%	49%	52%
Upholstered Products	37	36	34
Home Accessories and Other	15	15	14

	100%	100%	100%

Revenue information by product line is not as easily determined within the retail segment. However, because wholesale production and sales are matched, for the most part, to incoming orders, we believe that the allocation of retail sales by product line would be similar to that of the wholesale segment.

We evaluate performance of the respective segments based upon revenues and operating income. Inter-segment eliminations result, primarily, from the wholesale sale of inventory to the retail segment, including the related profit margin.

The following table presents segment information for each of the fiscal years ended June 30, 2006, 2005, and 2004 (in thousands):

	2006	2005	2004

Net Sales:
Wholesale segment	$736,134	$663,218	$673,771
Retail segment	690,967	586,234	576,186
Elimination of inter-company sales	(360,711)	(300,440)	(294,850)

Consolidated Total	$1,066,390	$949,012	$955,107

Operating Income:
Wholesale segment (1)	$125,189	$115,863	$108,033
Retail segment	19,711	12,764	11,721
Adjustment for inter-company profit (2)	(2,228)	351	6,650

Consolidated Total	$142,672	$128,978	$126,404

Capital Expenditures:
Wholesale segment	$6,043	$4,897	$6,801
Retail segment	35,462	25,404	16,733
Acquisitions (3)	7,791	4,080	1,442

Consolidated Total	$49,296	$34,381	$24,976

	2006	2005	2004
Total Assets:
Wholesale segment	$486,092	$348,346	$387,041
Retail segment	361,109	311,263	302,043
Inventory profit elimination (4)	(34,960)	(31,223)	(30,717)

Consolidated Total	$812,241	$628,386	$658,367

(1)	Operating income for the wholesale segment includes pre-tax restructuring and impairment charges, net of $4.2 million and $12.5 million recorded in fiscal years 2006 and 2004, respectively.
(2)	Represents the change in the inventory profit elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned IDC inventory existing at the end of the period. See footnote 4 below.
(3)	Acquisitions include the purchase of 12 retail IDCs in 2006, 6 retail IDCs in 2005 and 4 retail IDCs in 2004.
(4)	Represents the embedded wholesale profit contained in Ethan Allen-owned IDC inventory that has not yet been realized. These profits are realized when the related inventory is sold.

There are 28 independent retail IDCs located outside the United States. Less than 2.0% of our net sales are derived from sales to these retail IDCs.

(17)	Selected Quarterly Financial Data (Unaudited)

Tabulated below are certain data for each quarter of the fiscal years ended June 30, 2006, 2005, and 2004 (in thousands, except per share data):

	Quarter Ended
	September 30	December 31	March 31	June 30
Fiscal 2006:
Net sales	$251,314	$276,003	$267,071	$272,002
Gross profit	126,540	139,854	134,746	139,842
Net income	17,130	26,164	19,994	22,394
Earnings per basic share	0.50	0.79	0.61	0.68
Earnings per diluted share	0.49	0.77	0.59	0.66
Dividend declared per common share	0.18	0.18	0.18	0.18

Fiscal 2005:
Net sales	$230,346	$245,252	$231,154	$242,260
Gross profit	110,382	119,444	110,450	120,778
Net income	18,758	23,134	17,935	19,511
Earnings per basic share	0.52	0.65	0.51	0.57
Earnings per diluted share	0.51	0.63	0.50	0.56
Dividend declared per common share	0.15	0.15	0.15	0.15

Fiscal 2004:
Net sales	$222,765	$241,150	$244,592	$246,600
Gross profit	108,432	116,268	119,262	117,073
Net income	18,690	24,197	23,131	13,460
Earnings per basic share	0.50	0.65	0.62	0.36
Earnings per diluted share	0.49	0.63	0.60	0.35
Dividend declared per common share	0.10	0.10	0.10	3.10	(1)

(1)	On April 27, 2004, we declared a special, one-time cash dividend of $3.00 per common share, payable on May 27, 2004 to shareholders of record as of May 10, 2004.

(18)	Subsequent Events

Restructuring and Impairment Charge
On September 6, 2006, we announced a plan to close our Spruce Pine, North Carolina case goods manufacturing facility and convert our Atoka, Oklahoma upholstery manufacturing facility into a regional distribution center. In connection with this initiative, we will permanently cease production at both locations, allocating production among our remaining domestic manufacturing locations and selected offshore vendors.

The decision impacts approximately 465 employees with the reduction in headcount anticipated to occur throughout the second and third quarters of fiscal 2007. We will record a pre-tax restructuring and impairment charge of approximately $13.5 to $14.5 million ($8.4 to $9.1 million, after-tax) for costs associated with this initiative, of which approximately $3.7 million will result in future cash expenditures relating to employee severance and benefits and other plant exit costs, and approximately $9.8 to $10.8 million, which is non-cash in nature, relating to fixed asset impairment charges, primarily for real property and machinery and equipment.

Business Acquisitions
During the first quarter of fiscal 2007, we acquired, in a single transaction, two Ethan Allen retail IDCs from an independent retailer for total consideration of approximately $3.3 million. As a result of this acquisition, we recorded additional inventory and other assets (including real estate) of $0.9 million and $2.5 million, respectively, and assumed customer deposits and other liabilities of $0.4 million and $0.1 million, respectively. Goodwill associated with this acquisition totaled $0.4 million and represents the premium paid to the seller related to the acquired business (i.e. market presence) and other fair value adjustments to the assets acquired and liabilities assumed. Also in connection with this acquisition, we plan to purchase additional real estate totaling $2.9 million. As of September 12, 2006, the scheduled closing on the purchase of this real estate had not yet occurred.

In addition, in August 2006, the contractual holdback period associated with the fiscal 2006 acquisition of two IDCs ended. In connection with this acquisition, we had previously provided consideration in the form of 50,446 shares of Ethan Allen stock, with 15,760 shares of Ethan Allen stock held in escrow pending completion of the holdback period. Satisfaction of the holdback period resulted in the issuance of 26,269 shares of Ethan Allen stock.

Share-Based Awards
On July 25, 2006, options to purchase 18,000 shares of our common stock were granted to members of the Company’s Board of Directors. These options were issued at an exercise price of $36.80 (the price of a share of our common stock on the New York Stock Exchange as of such date), vest ratably over a 2-year period and have a contractual term of 10 years.

In August 2006, Mr. Kathwari was deemed vested in 4,200 shares of his fiscal 2003 restricted stock award of 10,500 shares. The total fair value of these vested restricted shares was $0.1 million.

Mr. Kathwari holds options to purchase 1.5 million shares of our common stock which are fully vested and contractually expire in September 2007. These options were issued in two separate 750,000 share grants in September 1997 at exercise prices of $21.17 and $27.52. In August 2006, Mr. Kathwari exercised 250,000 of the options with an exercise price of $21.17, tendering 185,930 shares of common stock upon exercise. Such shares were retired and recorded as treasury stock. The value of such shares on the date redeemed was $7.2 million, representing an average price per share of $38.48.

Stock Repurchases and Remaining Authorization
Subsequent to June 30, 2006 and through September 12, 2006, we repurchased, in 7 separate open market transactions, an additional 478,300 shares of our common stock at a total cost of $16.7 million, representing an average price per share of $34.86. On July 25, 2006, the Board of Directors increased the then remaining share repurchase authorization to 2.5 million shares. As of September 12, 2006, we had a remaining Board authorization to repurchase 2,473,000 shares.

(19)	Financial Information About the Parent, the Issuer and the Guarantors

On September 27, 2005, Ethan Allen Global, Inc. (the "Issuer") issued $200 million aggregate principal amount of Senior Notes which have been guaranteed on a senior basis by Ethan Allen Interiors Inc. (the "Parent"), and other wholly-owned subsidiaries of the Issuer and the Parent, including Ethan Allen Retail, Inc., Ethan Allen Operations, Inc., Ethan Allen Realty, LLC, Lake Avenue Associates, Inc. and Manor House, Inc. The Subsidiary guarantors (other than the Parent) are collectively called the "Guarantors". The guarantees of the Guarantors are unsecured. All of the guarantees are full, unconditional and joint and several and the Issuer and each of the Guarantors are 100% owned by the Parent. Ethan Allen (UK) Ltd., KEA International Inc., Northeast Consolidated, Inc., Riverside Water Works, Inc. and our other subsidiaries which are not guarantors are called the "Non-Guarantors". The following tables set forth the condensed consolidating balance sheets as of June 30, 2006 and June 30, 2005, the condensed consolidating statements of operations for the twelve months ended June 30, 2006, 2005 and 2004, and the condensed consolidating statements of cash flows for the twelve months ended June 30, 2006, 2005 and 2004, of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands)
June 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$172,246	$1,555	$-	$-	$173,801
Accounts receivable, net	-	21,530	641	8	-	22,179
Inventories	-	-	215,798	8,812	(34,960)	189,650
Prepaid expenses and other current assets	-	17,685	20,232	209	-	38,126
Intercompany	-	436,352	176,433	-	(612,785)	-

Total current assets	-	647,813	414,659	9,029	(647,745)	423,756

Property, plant and equipment, net	-	12,444	281,644	82	-	294,170
Intangible assets, net	-	37,905	49,994	-	-	87,899
Other assets	-	5,276	1,140	-	-	6,416
Investment in affiliated companies	525,836	186,714	-	-	(712,550)	-

Total assets	$525,836	$890,152	$747,737	$9,111	$(1,360,295)	$812,241

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$-	$-	$39	$-	$-	$39
Customer deposits	-	-	53,203	-	-	53,203
Accounts payable	1,001	13,108	12,410	4,041	-	30,560
Accrued expenses and other current liabilities	5,903	41,407	14,605	1	-	61,916
Intercompany	102,425	42,336	463,021	5,003	(612,785)	-

Total current liabilities	109,329	96,851	543,278	9,045	(612,785)	145,718

Long-term debt	-	198,517	4,231	-	-	202,748
Other long-term liabilities	-	251	11,900	-	-	12,151
Deferred income taxes	-	34,182	-	-	-	34,182

Total liabilities	109,329	329,801	559,409	9,045	(612,785)	394,799

Shareholders' equity	416,507	560,351	188,028	66	(747,510)	417,442

Total liabilities and shareholders' equity	$525,836	$890,152	$747,437	$9,111	$(1,360,295)	$812,241

CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands)
June 30, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$-	$3,344	$104	$-	$3,448
Accounts receivable, net	-	-	28,016	3	-	28,019
Inventories	-	-	208,200	9,502	(31,223)	186,479
Prepaid expenses and other current assets	-	-	46,155	288	-	46,443
Intercompany	-	-	191,131	-	(191,131)	-

Total current assets	-	-	476,846	9,897	(222,354)	264,389

Property, plant and equipment, net	-	-	275,122	89	-	275,211
Intangible assets, net	-	-	82,897	-	-	82,897
Other assets	-	-	5,562	327	-	5,889
Investment in affiliated companies	438,377	-	327	-	(438,704)	-

Total assets	$438,377	$-	$840,754	$10,313	$(661,058)	$628,386

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$-	$-	$240	$-	$-	$240
Customer deposits	-	-	53,654	-	-	53,654
Accounts payable	-	-	13,896	5,456	-	19,352
Accrued expenses and other current liabilities	5,360	-	55,357	3	-	60,720
Intercompany	-	-	186,664	4,467	(191,131)	-

Total current liabilities	5,360	-	309,811	9,926	(191,131)	133,966

Long-term debt	-	-	12,270	-	-	12,270
Other long-term liabilities	-	-	12,445	-	-	12,445
Deferred income taxes	-	-	35,637	-	-	35,637

Total liabilities	5,360	-	370,163	9,926	(191,131)	194,318

Shareholders' equity	433,017	-	470,591	387	(469,927)	434,068

Total liabilities and shareholders' equity	$438,377	$-	$840,754	$10,313	$(661,058)	$628,386

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)
Year Ended June 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$-	$737,213	$1,022,557	$-	$(693,380)	$1,066,390
Cost of sales	-	521,468	694,936	31	(691,027)	525,408

Gross profit	-	215,745	327,621	(31)	(2,353)	540,982

Selling, general and administrative expenses	165	48,937	344,955	12	-	394,069
Restructuring and impairment charges	-	-	4,241	-	-	4,241

Total operating expenses	165	48,937	349,196	12	-	398,310

Operating income (loss)	(165)	166,808	(21,575)	(43)	(2,353)	142,672
Interest and other miscellaneous income	85,847	(20,780)	(427)	(1,177)	(58,537)	4,926
Interest and other related financing costs	-	9,157	336	-	-	9,493

Income before income tax expense	85,682	136,871	(22,338)	(1,220)	(60,890)	138,105

Income tax expense	-	48,559	3,864	-	-	52,423

Net income	$85,682	$88,312	$(26,202)	$(1,220)	$(60,890)	$85,682

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)
Year Ended June 30, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$-	$-	$1,589,622	$-	$(640,610)	$949,012
Cost of sales	-	-	1,128,128	30	(640,200)	487,958

Gross profit	-	-	461,494	(30)	(410)	461,054

Selling, general and administrative expenses	165	-	332,120	13	(3)	332,295
Restructuring and impairment charges	-	-	(219)	-	-	(219)

Total operating expenses	165	-	331,901	13	(3)	332,076

Operating income (loss)	(165)	-	129,593	(43)	(407)	128,978

Interest and other miscellaneous income	79,503	-	10,061	(1,021)	(87,340)	1,203
Interest and other related financing costs	-	-	9,566	-	(8,805)	761

Income before income tax expense	79,338	-	130,088	(1,064)	(78,942)	129,420

Income tax expense	-	-	50,082	-	-	50,082

Net income	$79,338	$-	$80,006	$(1,064)	$(78,942)	$79,338

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)
Year Ended June 30, 2004

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$-	$-	$1,586,058	$-	$(630,951)	$955,107
Cost of sales	-	-	1,130,885	27	(636,840)	494,072

Gross profit	-	-	455,173	(27)	5,889	461,035

Selling, general and administrative expenses	180	-	321,929	7	(5)	322,111
Restructuring and impairment charges	-	-	12,520	-	-	12,520

Total operating expenses	180	-	334,449	7	(5)	334,631

Operating income (loss)	(180)	-	120,724	(34)	5,894	126,404

Interest and other miscellaneous income	79,658	-	3,344	8,027	(87,697)	3,332
Interest and other related financing costs	-	-	9,446	-	(8,805)	641

Income before income tax expense	79,478	-	114,622	7,993	(72,998)	129,095

Income tax expense	-	-	46,236	3,381	-	49,617

Net income	$79,478	$-	$68,386	$4,612	$(72,998)	$79,478

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)
Year Ended June 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$104,885	$(13,651)	$40,459	$(104)	$-	$131,589

Cash flows from investing activities:
Capital expenditures	-	(2,828)	(38,677)	-	-	(41,505)
Acquisitions	-	-	(7,791)	-	-	(7,791)
Proceeds from the disposal of property, plant and equipment	-	5	4,428	-	-	4,433
Other	-	48	-	-	-	48

Net cash used in investing activities	-	(2,775)	(42,040)	-	-	(44,815)

Cash flows from financing activities:
Net proceeds from the issuance of long-term debt	-	198,396	-	-	-	198,396
Net borrowings on revolving credit facility	-	(8,000)	-	-	-	(8,000)
Payments on long-term debt and capital lease obligations	-	-	(242)	-	-	(242)
Payment of deferred financing costs	-	(2,219)	-	-	-	(2,219)
Purchases and retirements of company stock	(84,106)	-	-	-	-	(84,106)
Proceeds from the issuance of common stock	2,349	-	-	-	-	2,349
Excess tax benefits from share-based payment arrangements	-	495	-	-	-	495
Dividends paid	(23,128)	-	-	-	-	(23,128)

Net cash provided by (used in) financing activities	(104,885)	188,672	(242)	-	-	83,545

Effect of exchange rate changes on cash	-	-	34	-	-	34

Net increase (decrease) in cash and cash equivalents	-	172,246	(1,789)	(104)	-	170,353

Cash and cash equivalents - beginning of period	-	-	3,344	104	-	3,448

Cash and cash equivalents - end of period	$-	$172,246	$1,555	$-	$-	$173,801

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)
Year Ended June 30, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$108,339	$-	$(4,827)	$(177)	$-	$103,335

Cash flows from investing activities:
Capital expenditures	-	-	(30,301)	-	-	(30,301)
Acquisitions	-	-	(4,080)	-	-	(4,080)
Proceeds from the disposal of property, plant and equipment	-	-	7,628	-	-	7,628
Proceeds from the sale of retail stores	-	-	3,529	-	-	3,529
Other	-	-	711	-	-	711

Net cash used in investing activities	-	-	(22,513)	-	-	(22,513)

Cash flows from financing activities:
Net borrowings on revolving credit facility	-	-	8,000	-	-	8,000
Payments on long-term debt and capital lease obligations	-	-	(4,716)	-	-	(4,716)
Purchases and retirements of company stock	(94,355)	-	-	-	-	(94,355)
Proceeds from the issuance of common stock	5,641	-	-	-	-	5,641
Dividends paid	(19,625)	-	-	-	-	(19,625)

Net cash provided by (used in) financing activities	(108,339)	-	3,284	-	-	(105,055)

Effect of exchange rate changes on cash	-	-	153	-	-	153

Net decrease in cash and cash equivalents	-	-	(23,903)	(177)	-	(24,080)

Cash and cash equivalents - beginning of period	-	-	27,247	281	-	27,528

Cash and cash equivalents - end of period	$-	$-	$3,344	$104	$-	$3,448

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)
Year Ended June 30, 2004

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$159,854	$-	$(33,764)	$212	$-	$126,032

Cash flows from investing activities:
Capital expenditures	-	-	(23,534)	-	-	(23,534)
Acquisitions	-	-	(1,442)	-	-	(1,442)
Proceeds from the disposal of property, plant and equipment	-	-	5,796	-	-	5,796
Proceeds from the sale of short-term securities	-	-	27,500	-	-	27,500
Other	-	-	(267)	-	-	(267)

Net cash provided by investing activities	-	-	8,053	-	-	8,053

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	-	-	(1,027)	-	-	(1,027)
Payment of deferred financing costs	-	-	(349)	-	-	(349)
Purchases and retirements of company stock	(38,348)	-	-	-	-	(38,348)
Proceeds from the issuance of common stock	4,547	-	-	-	-	4,547
Dividends paid	(125,783)	-	-	-	-	(125,783)

Net cash used in financing activities	(159,584)	-	(1,376)	-	-	(160,960)

Effect of exchange rate changes on cash	-	-	47	-	-	47

Net increase (decrease) in cash and cash equivalents	-	-	(27,040)	212	-	(26,828)

Cash and cash equivalents - beginning of period	-	-	54,287	69	-	54,356

Cash and cash equivalents - end of period	$-	$-	$27,247	$281	$-	$27,528

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No changes in, or disagreements with, accountants as a result of accounting or financial disclosure matters, occurred during fiscal years 2006, 2005 or 2004.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer (“CEO”) and the Vice President-Finance (“VPF”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the CEO and VPF, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2006.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited (i) management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006, and (ii) the effectiveness of our internal control over financial reporting as of June 30, 2006, as stated in their report incorporated by reference under Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 will appear in the Ethan Allen Interiors Inc. proxy statement for the Annual Meeting of Shareholders scheduled to be held on November 14, 2006 (the “Proxy Statement”). The Proxy Statement, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in this Annual Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934). In addition, the information set forth below is provided as required by Item 10 and the listing standards of the New York Stock Exchange (“NYSE”).

Item 10. Directors and Executive Officers of the Registrant

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics can be accessed via our website at www.ethanallen.com/governance.

We intend to disclose any amendment of our Code of Ethics, or waiver of provision thereof, applicable to our principal executive officer and/or principal financial officer, or persons performing similar functions, on our website within 4 days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted, and the date of the waiver will also be disclosed.

Information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with, or furnishes to, the SEC.

Audit Committee Financial Expert

Our Board of Directors has determined that we have three “audit committee financial experts”, as defined under Item 401 of Regulation S-K of the Securities Exchange Act of 1934, currently serving on our Audit Committee. Those members of our Audit Committee who are deemed to be audit committee financial experts are as follows:

Clinton A. Clark Horace G. McDonell Richard A. Sandberg

All persons identified as audit committee financial experts are independent from management as defined by Item 7(d)(3), of Schedule 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of June 30, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved
by security holders (1)	3,344,132	$27.59	441,605
Equity compensation plans not
approved by security holders (2)	-	-	-

Total	3,344,132	$27.59	441,605

(1)	Amount includes stock options outstanding under our 1992 Stock Option Plan (the “Plan”) as well as unvested shares of restricted stock and vested Stock Units which have been provided for under the provisions of the Plan. See Note 11 to our Consolidated Financial Statements included under Item 8 of this Annual Report.
(2)	As of June 30, 2006, we do not maintain any equity compensation plans which have not been approved by our shareholders.

NYSE Certification

Mr.  Kathwari, Chief Executive Officer and President, has certified to the NYSE, pursuant to Section 303A.12 of the NYSE’s listing standards, that he is unaware of any violation by the Company of the NYSE’s corporate governance listing standards.

PART IV

Item 15. Exhibits and Financial Statement Schedules

I.          Listing of Documents

(1)	Financial Statements. Our Consolidated Financial Statements, included under Item 8 hereof, as required at June 30, 2006 and 2005, and for the years ended June 30, 2006, 2005 and 2004, consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule. Our Financial Statement Schedule, appended hereto, as required for the years ended June 30, 2006, 2005 and 2004, consists of the following:

Valuation and Qualifying Accounts

The schedules listed in Reg. 210.5-04, except those listed above, have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	The following Exhibits are filed as part of this report on Form 10-K:

Exhibit Number	Exhibit
3(a)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(c) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
3(a)-1	Certificate of Amendment to Restated Certificate of Incorporation as of August 5, 1997 (incorporated by reference to Exhibit 3(c)-2 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 13, 1999)
3(a)-2	Second Certificate of Amendment to Restated Certificate of Incorporation as of March 27, 1998 (incorporated by reference to Exhibit 3(c)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 13, 1999)
3(a)-3	Third Certificate of Amendment to Restated Certificate of Incorporation as of April 28, 1999 (incorporated by reference to Exhibit 3(c)-4 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 13, 1999)
3(b)	Certificate of Designation relating to the New Convertible Preferred Stock (incorporated by reference to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
3(c)	Certificate of Designation relating to the Series C Junior Participating Preferred Stock (incorporated by reference to Exhibit 1 to Form 8-A of the Company filed with the SEC on July 3, 1996)
3(c)-1	Certificate of Amendment of Certificate of Designation of Series C Junior Participating Preferred Stock
3(d)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3(d) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
3(e)	Certificate of Incorporation of Ethan Allen Global, Inc. (incorporated by reference to Exhibit 3(e) to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)
3(f)	By-laws of Ethan Allen Global, Inc. (incorporated by reference to Exhibit 3(f) to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)

3(g)	Restated Certificate of Incorporation of Ethan Allen Inc. (now known as, Ethan Allen Retail, Inc.) (incorporated by reference to Exhibit 3(g) to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)
3(g)-1	Certificate of Amendment of Restated Certificate of Incorporation of Ethan Allen Inc. (now known as Ethan Allen Retail, Inc.) as of June 29, 2005 (incorporated by reference to Exhibit 3(g)-1 to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)
3(h)	Amended and Restated By-laws of Ethan Allen Inc. (now known as Ethan Allen Retail, Inc.) (incorporated by reference to Exhibit 3(h) to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)
3(i)	Certificate of Incorporation of Ethan Allen Manufacturing Corporation (now known as Ethan Allen Operations, Inc.) (incorporated by reference to Exhibit 3(i) to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)
3(i)-1	Certificate of Amendment of Certificate of Incorporation of Ethan Allen Manufacturing Corporation (now known as, Ethan Allen Operations, Inc.) as of June 29, 2005 (incorporated by reference to Exhibit 3(i)-1 to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)
3(j)	By-laws of Ethan Allen Manufacturing Corporation (now known as, Ethan Allen Operations, Inc.) (incorporated by reference to Exhibit 3(j) to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)
3(k)	Certificate of Formation of Ethan Allen Realty, LLC (incorporated by reference to Exhibit 3(k) to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)
3(l)	Limited Liability Company Operating Agreement of Ethan Allen Realty, LLC (incorporated by reference to Exhibit 3(l) to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)
3(l)-1	Amendment No. 1 to Operating Agreement of Ethan Allen Realty, LLC as of June 30, 2005 (incorporated by reference to Exhibit 3(l)-1 to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)
3(m)	Certificate of Incorporation of Lake Avenue Associates, Inc. (incorporated by reference to Exhibit 3(m) to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)
3(n)	By-laws of Lake Avenue Associates, Inc. (incorporated by reference to Exhibit 3(n) to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)
3(o)	Certificate of Incorporation of Manor House, Inc. (incorporated by reference to Exhibit 3(o) to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)
3(p)	Restated By-laws of Manor House, Inc. (incorporated by reference to Exhibit 3(p) to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)
4(a)	Rights Agreement, dated July 26, 1996, between the Company and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 3, 1996)
4(a)-1	Amendment No. 1 to Rights Agreement, dated as of December 23, 2004 between the Company and Harris Trust Savings Bank and Computershare Investor Services, LLC
4(b)	Form of outstanding 5.375% Senior Note due 2015 pursuant to Rule 144A of the Securities Act (incorporated by reference to Exhibit A to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the SEC on September 30, 2005)
4(c)	Indenture dated September 27, 2005, by and among Ethan Allen Global, Inc., the Guarantors named therein, and the Initial Purchaser named therein, relating to the Notes (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Ethan Allen Interiors Inc. filed with the SEC on September 30, 2005)
4(d)	Form of Exchange Note (incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)

10(a)	Restated Directors Indemnification Agreement dated March 1993, among the Company and Ethan Allen and their Directors (incorporated by reference to Exhibit 10(c) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
10(b)	The Ethan Allen Retirement Savings Plan as Amended and Restated, effective January 1, 2001
10(b)-1	First Amendment of The Ethan Allen Retirement Savings Plan as Amended and Restated
10(b)-2	Second Amendment of The Ethan Allen Retirement Savings Plan as Amended and Restated
10(b)-3	Third Amendment of The Ethan Allen Retirement Savings Plan as Amended and Restated
10(b)-4	Fourth Amendment of The Ethan Allen Retirement Savings Plan as Amended and Restated
10(b)-5	Fifth Amendment of The Ethan Allen Retirement Savings Plan as Amended and Restated
10(b)-6	Sixth Amendment of The Ethan Allen Retirement Savings Plan as Amended and Restated
10(c)	General Electric Capital Corporation Credit Card Program Agreement dated August 25, 1995 (incorporated by reference from Exhibit 10(h) to the Annual Report on Form 10-K of the Company filed with the SEC on September 21, 1995)
10(c)-1	First Amendment to Credit Card Program Agreement dated February 22, 2000 (incorporated by reference to Exhibit 10(h)-1 to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2000)
10(d)	Sales Finance Agreement, dated June 25, 1999, between the Company and MBNA America Bank, N.A. (incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2000)
10(e)	Amended and Restated Consumer Credit Card Program Agreement, dated February 22, 2000, by and among the Company and Monogram Credit Card Bank of Georgia (incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2000)
10(e)-1	Second Amendment to Amended and Restated Consumer Credit Card Program Agreement, dated February 1, 2002, by and among the Company and Monogram Credit Card Bank of Georgia (incorporated by reference to Exhibit 10(k)-2 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 13, 2002) (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)
10(e)-2	Third Amendment to Amended and Restated Consumer Credit Card Program Agreement, dated July 26, 2002, by and among the Company and Monogram Credit Card Bank of Georgia (incorporated by reference to Exhibit 10(k)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 12, 2002)
10(f)	Employment Agreement, dated August 1, 2002, between Mr. Kathwari and Ethan Allen Interiors Inc. (incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-K of the Company filed with the SEC on September 30, 2002)
10(f)-1	First Amendment to Employment Agreement, dated August 1, 2002, between Mr. Kathwari and Ethan Allen Interiors Inc. (incorporated by reference to Exhibit 10(l)-1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 15, 2003)
10(g)	Credit Agreement, dated as of July 21, 2005, by and among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., the J.P. Morgan Chase Bank, N.A., Citizens Bank of Massachusetts, Wachovia Bank, N.A. and certain other lenders (incorporated by reference to Exhibit 10 (g) to Amendment No. 4 to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on March 9, 2006) (confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)
10(h)	Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 4(c)-2 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 14, 1997)

10(h)-1	First Amendment to Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 4(c)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on February 12, 1999)
10(h)-2	Second Amendment to Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 4(c)-4 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on February 14, 2000)
10(h)-3	Third Amendment to Amended and Restated 1992 Stock Option Plan
10(h)-4	Form of Option Agreement for Grants to Independent Directors
10(h)-5	Form of Option Agreement for Grants to Employees
10(i)	Purchase Agreement dated September 22, 2005, by and between Ethan Allen Global, Inc., the Guarantors named therein, and the Initial Purchaser named therein, relating to the Initial Notes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on September 30, 2005)
10(j)	Registration Rights Agreement dated September 27, 2005, by and among Ethan Allen Global, Inc., the Guarantors named therein, and the Initial Purchaser named therein, relating to the Notes (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Ethan Allen Interiors Inc. filed with the SEC on September 30, 2005)
*	12(a) Computation of Ratio of Earnings to Fixed Charges
21 List of wholly-owned subsidiaries of the Company
*	23 Report and Consent of KPMG LLP
*	31.1 Rule 13a-14(a) Certification of Principal Executive Officer
*	31.2 Rule 13a-14(a) Certification of Principal Financial Officer
*	32.1 Section 1350 Certification of Principal Executive Officer
*	32.2 Section 1350 Certification of Principal Financial Officer

* Filed herewith.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
As of and for the Fiscal Years Ended June 30, 2006, 2005 and 2004
(In thousands)

Accounts Receivable:
      Sales discounts, sales returns and
        allowance for doubtful accounts:

	Balance at Beginning of Period	Additions Charged to Income	Adjustments and/or Deductions	Balance at End of Period
June 30, 2006	$2,102	$2	$(30)	$2,074
June 30, 2005	$2,194	$563	$(655)	$2,102
June 30, 2004	$1,490	$1,269	$(565)	$2,194
Inventory:
Inventory valuation allowance:
June 30, 2006	$2,691	$295	$(56)	$2,930
June 30, 2005	$3,181	$1,107	$(1,597)	$2,691
June 30, 2004	$4,668	$1,075	$(2,562)	$3,181

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

                                                             ETHAN ALLEN INTERIORS INC.
                        (Registrant)

By /s/ M. Farooq Kathwari (M. Farooq Kathwari) Chairman, President and Chief Executive Officer (Principal Executive Officer)

By /s/ Jeffrey Hoyt (Jeffrey Hoyt) Vice President, Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ M. Farooq Kathwari (M. Farooq Kathwari)	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey Hoyt (Jeffrey Hoyt)	Vice President, Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Clinton A. Clark (Clinton A. Clark)	Director

/s/ Kristin Gamble (Kristin Gamble)	Director

/s/ Horace G. McDonell (Horace G. McDonell)	Director

/s/ Edward H. Meyer (Edward H. Meyer)	Director

/s/ Richard A. Sandberg (Richard A. Sandberg)	Director

/s/ Frank G. Wisner (Frank G. Wisner)	Director

Date:  September 12, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit
12(a) Computation of Ratio of Earnings to Fixed Charges
23 Report and Consent of KPMG LLP
31.1 Rule 13a-14(a) Certification of Principal Executive Officer
31.2 Rule 13a-14(a) Certification of Principal Financial Officer
32.1 Section 1350 Certification of Principal Executive Officer
32.2 Section 1350 Certification of Principal Financial Officer