Form 10-Q
period 2006-09-30
ETHAN ALLEN INTERIORS INC
filed 2006-11-06
CIK 896156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2006

OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

Commission File Number:	1-11692

Ethan Allen Interiors Inc. (Exact name of registrant as specified in its charter)

Delaware 06-1275288 (State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

Ethan Allen Drive, Danbury, Connecticut 06811 (Address of principal executive offices) (Zip Code)

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

[X] Yes [    ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[    ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At September 30, 2006, there were 31,735,906 shares of Class A Common Stock, par value $.01, outstanding.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2006 (unaudited)	June 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$163,636	$173,801
Accounts receivable, less allowance for doubtful accounts of
$1,839 at September 30, 2006 and $2,074 at June 30, 2006	20,824	22,179
Inventories (note 4)	180,011	189,650
Prepaid expenses and other current assets	30,759	29,430
Deferred income taxes	8,105	8,696

Total current assets	403,335	423,756

Property, plant and equipment, net	298,917	294,170
Goodwill and other intangible assets (notes 6 and 7)	88,259	87,899
Other assets (note 8)	5,971	6,416

Total assets	$796,482	$812,241

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt (note 8)	$39	$39
Customer deposits	52,578	53,203
Accounts payable	25,076	28,549
Accrued compensation and benefits	33,731	33,314
Accrued expenses and other current liabilities (note 5)	34,250	30,613

Total current liabilities	145,674	145,718

Long-term debt (note 8)	202,778	202,748
Other long-term liabilities	12,182	12,151
Deferred income taxes	31,908	34,182

Total liabilities	392,542	394,799

Shareholders' equity:
Class A common stock, par value $.01, 150,000,000 shares authorized; 46,940,487 shares issued at September 30, 2006 and 46,686,512 shares issued at June 30, 2006	469	467
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued
and outstanding at September 30, 2006 and June 30, 2006	-	-
Preferred stock, par value $.01, 1,055,000 shares authorized; no shares issued and outstanding at September 30, 2006 and June 30, 2006	-	-
Additional paid-in capital	315,265	307,852

	315,734	308,319
Less: Treasury stock (at cost), 15,204,581 shares at September 30, 2006 and
14,566,620 shares at June 30, 2006	(444,370)	(421,308)

Retained earnings	531,588	529,496
Accumulated other comprehensive income (notes 8 and 11)	988	935

Total shareholders' equity	403,940	417,442

Total liabilities and shareholders' equity	$796,482	$812,241

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
	2006	2005

Net sales	$242,823	$251,314
Cost of sales	116,494	124,774

Gross profit	126,329	126,540

Operating expenses:
Selling	55,038	53,440
General and administrative	43,125	40,665
Restructuring and impairment charge, net (note 5)	13,936	4,241

Total operating expenses	112,099	98,346

Operating income	14,230	28,194

Interest and other miscellaneous income, net	2,232	42
Interest and other related financing costs (note 8)	2,938	428

Income before income taxes	13,524	27,808

Income tax expense	5,072	10,678

Net income	$8,452	$17,130

Per share data (note 10):
Basic earnings per common share:

Net income per basic share	$0.27	$0.50

Basic weighted average common shares	31,815	33,921

Diluted earnings per common share:

Net income per diluted share	$0.26	$0.49

Diluted weighted average common shares	32,631	34,628

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2006	2005
Operating activities:
Net income	$8,452	$17,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,604	5,320
Compensation expense related to share-based awards	218	1,139
Provision (benefit) for deferred income taxes	(1,683)	(3,014)
Restructuring and impairment charge, net	9,933	2,915
(Gain) loss on disposal of property, plant and equipment	396	165
Other	284	377
Change in assets and liabilities, net of the effects of acquired businesses:
Accounts receivable	1,251	1,402
Inventories	10,669	(4,274)
Prepaid expenses and other current assets	(1,319)	647
Other assets	458	(170)
Customer deposits	(988)	7,283
Accounts payable	(2,472)	8,901
Accrued expenses and other current liabilities	6,109	7,899
Other long-term liabilities	31	(149)

Net cash provided by operating activities	36,943	45,571

Investing activities:
Proceeds from the disposal of property, plant and equipment	42	216
Capital expenditures	(15,652)	(4,841)
Acquisitions	(6,209)	(1,690)
Cash payments on hedging contracts	-	(930)
Other	38	357

Net cash used in investing activities	(21,781)	(6,888)

Financing activities:
Borrowings on revolving credit facility	-	17,000
Payments on revolving credit facility	-	(25,000)
Net proceeds from issuance of long-term debt	-	198,396
Payments on long-term debt and capital leases	(10)	(19)
Proceeds from issuance of common stock	93	65
Excess tax benefits from share-based payment arrangements	-	10
Payment of deferred financing costs	(107)	(1,950)
Payment of cash dividends	(5,790)	(5,193)
Purchases and other retirements of company stock	(19,536)	(36,799)

Net cash (used in) provided by financing activities	(25,350)	146,510

Effect of exchange rate changes on cash	23	66

Net increase (decrease) in cash and cash equivalents	(10,165)	185,259
Cash and cash equivalents - beginning of period	173,801	3,448

Cash and cash equivalents - end of period	$163,636	$188,707

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three Months Ended September 30, 2006

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance at June 30, 2006	$467	$307,852	$(421,308)	$935	$529,496	$417,442

Issuance of 253,975 shares of common stock
upon exercise of share-based awards (note 3)	2	5,383	-	-	-	5,385

Compensation expense associated with share-based awards (note 3)	-	218	-	-	-	218

Tax benefit associated with exercise of
share-based awards (note 3)	-	1,642	-	-	-	1,642

Treasury shares issued in connection with retail IDC acquisition (26,269 shares) (note 6)	-	170	765	-	-	935

Purchase/retirement of 664,230 shares of
company stock	-	-	(23,827)	-	-	(23,827)

Dividends declared on common stock	-	-	-	-	(6,360)	(6,360)

Other comprehensive income (notes 8 and 11):
Currency translation adjustments	-	-	-	40	-	40
Reclass of loss on cash-flow hedge, net-of-tax	-	-	-	13	-	13
Net income	-	-	-	-	8,452	8,452

Total comprehensive income						8,505

Balance at September 30, 2006	$469	$315,265	$(444,370)	$988	$531,588	$403,940

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Basis of Presentation

Ethan Allen Interiors Inc. (“Interiors”) is a Delaware corporation incorporated on May 25, 1989. The consolidated financial statements include the accounts of Interiors, its wholly-owned subsidiary Ethan Allen Global, Inc. (“Global”), and Global’s subsidiaries (collectively “we”, “us”, “our”, “Ethan Allen”, or the “Company”). All intercompany accounts and transactions have been eliminated in the consolidated financial statements. All of Global’s capital stock is owned by Interiors, which has no assets or operating results other than those associated with its investment in Global.

(2)	Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2006.

Certain reclassifications have been made to prior years' financial statements in order for them to conform to the current year’s presentation. These changes were made for disclosure purposes only and did not have any impact on previously reported results of operations or shareholders’ equity.

(3)	Share-Based Compensation

Effective July 1, 2005, our 1992 Stock Option Plan (the “Plan”) is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. SFAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, we adhere to the guidance set forth within Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, which provides the Staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

In adopting SFAS No. 123(R), we applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of SFAS No. 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS No. 123.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Our results for the three months ended September 30, 2006 and 2005 include share-based compensation expense totaling $0.2 million and $1.1 million, respectively. Such amounts have been included in the Consolidated Statements of Operations within selling, general and administrative expenses. We recognized related tax benefits associated with our share-based compensation arrangements totaling $0.1 million and $0.5 million for the three months ended September 30, 2006 and 2005, respectively.

During the quarter ended September 30, 2006, we received proceeds totaling $5.4 million upon the exercise of share-based awards. Approximately $5.3 million of the proceeds were in the form of Ethan Allen common stock (137,517 shares) with the remaining $0.1 million in cash. An additional 48,413 shares of Ethan Allen common stock were received to cover employee tax withholding liabilities associated with such exercise activity. All shares of Ethan Allen common stock received in connection with the exercise of share-based awards have been recorded as treasury stock and result in a reduction in shareholders’ equity. We recognized tax benefits totaling $1.6 million in connection with share-based award exercise activity occurring during the period.

(4)	Inventories

Inventories at September 30, 2006 and June 30, 2006 are summarized as follows (in thousands):

	September 30, 2006	June 30, 2006

Finished goods	$146,618	$155,630
Work in process	6,591	6,111
Raw materials	26,802	27,909

	$180,011	$189,650

Inventories are presented net of a related valuation allowance of $2.9 million at both September 30, 2006 and June 30, 2006.

(5)	Plant Consolidations

In recent years, we have developed, announced and executed plans to consolidate our manufacturing operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage.

On September 6, 2006, we announced a plan to close our Spruce Pine, North Carolina case goods manufacturing facility and convert our Atoka, Oklahoma upholstery manufacturing facility into a regional distribution center. In connection with this initiative, we will permanently cease production at both locations, allocating production among our remaining domestic manufacturing locations and selected offshore vendors. The decision impacts approximately 465 employees with the reduction in headcount anticipated to occur throughout the second and third quarters of fiscal 2007. We recorded a pre-tax restructuring and impairment charge of $14.1 million during the quarter ended September 30, 2006, of which $4.0 million was related to employee severance and benefits and other plant exit costs, and $10.1 million, which is non-cash in nature, was related to fixed asset impairment charges, primarily for real property and machinery and equipment, stemming from the decision to cease production activities.

On September 7, 2005, we announced a plan to convert one of our existing manufacturing facilities into a regional distribution center. The facility, formerly involved in the production of wood case goods furniture, is located in Dublin, Virginia. In connection with this initiative, we permanently ceased production at the Dublin location, allocating production among our remaining domestic manufacturing locations and selected offshore vendors, and have consolidated the distribution operations of our existing Old Fort, North Carolina location into this larger facility. The decision impacted approximately 325 employees, of which 75 have been (or will be) employed in new positions. We recorded a pre-tax restructuring and impairment charge of $4.2 million during the quarter ended September 30, 2005, of which $1.3 million was related to employee severance and benefits and other plant exit costs, and $2.9 million, which is non-cash in nature, was related to fixed asset impairment charges, primarily for machinery and equipment, stemming from the decision to cease production activities. During the three months ended September 30, 2005, there were no cash payments or other adjustments applied against the established reserve. As of June 30, 2006, the remaining reserve totaled $0.4 million. During the three months ended September 30, 2006, adjustments totaling $0.2 million were recorded to reverse remaining previously established accruals which were no longer deemed necessary.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of September 30, 2006, restructuring reserves totaling $4.2 million are included in the Consolidated Balance Sheets as an accrued expense within current liabilities. Activity in the Company’s restructuring reserves is summarized as follows (in thousands):

	Original Charges	Cash Payments	Non-cash Utilized	Adjustments	Balance at September 30, 2006
Spruce Pine, NC / Atoka, OK
Employee severance and other related payroll and benefit costs	$3,903	$-	$-	$-	$3,903
Other plant exit costs	100	(8)	-	-	92
Write-down of long-lived assets	10,099	-	(10,099)	-	-

	$14,102	$(8)	$(10,099)	$-	$3,995

Dublin, VA
Employee severance and other related payroll and benefit costs	$1,266	$(854)	$-	$(166)	$246
Other plant exit costs	60	(60)	-	-	-
Write-down of long-lived assets	2,915	-	(2,915)	-	-

	$4,241	$(914)	$(2,915)	$(166)	$246

(6)	Business Acquisitions

In September 2006, we acquired, in a single transaction, two Ethan Allen retail interior design centers (“IDCs”) from an independent retailer for total consideration of approximately $6.3 million. As a result of this acquisition, we recorded additional inventory and other assets (primarily real estate) of $0.9 million and $5.5 million, respectively, and assumed customer deposits and other liabilities of $0.4 million and $0.1 million, respectively. Goodwill associated with this acquisition totaled $0.4 million.

In August 2006, the contractual holdback period associated with the fiscal 2006 acquisition of two IDCs ended. In connection with this acquisition, we had previously provided consideration in the form of 50,446 shares of Ethan Allen stock, with 15,760 shares of Ethan Allen stock held in escrow pending completion of the holdback period. Satisfaction of the holdback period and reconciliation, with the seller, of certain purchase accounting matters resulted in the issuance of the shares previously held in escrow as well as an additional 10,509 shares of Ethan Allen stock (total of 26,269 shares).

During the three months ended September 30, 2005, we acquired, in a single transaction, three Ethan Allen retail IDCs from an independent retailer for total consideration of $1.9 million. As a result of this acquisition, we recorded additional inventory of $1.3 million and other assets of $0.3 million, and assumed customer deposits of $0.6 million. Goodwill associated with the acquisition totaled $0.9 million.

Goodwill associated with our acquisitions represents the premium paid to the seller related to the acquired business (i.e. market presence) and other fair value adjustments to the assets acquired and liabilities assumed. Further discussion of our goodwill and other intangible assets can be found in Note 7.

A summary of our allocation of purchase price is provided below (in thousands):

	Three Months Ended September 30,
	2006	2005
Nature of acquisition	2 IDCs	3 IDCs
Total consideration	$6,272	$1,949
Fair value of assets acquired and liabilities assumed:
Inventory	948	1,334
PP&E and other assets	5,460	248
Customer deposits	(410)	(581)
A/P and other liabilities	(109)	-

Goodwill	$383	$948

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Goodwill and Other Intangible Assets

As of September 30, 2006, we had goodwill, including product technology, of $68.5 million and other identifiable intangible assets of $19.7 million. Comparable balances as of June 30, 2006 were $68.2 million and $19.7 million, respectively.

Goodwill in the wholesale and retail segments was $41.0 million and $27.5 million, respectively, at September 30, 2006 and $40.7 million and $27.5 million, respectively, at June 30, 2006. The wholesale segment, at both dates, includes additional intangible assets of $19.7 million. These assets represent Ethan Allen trade names which are considered to have indefinite useful lives.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill or other indefinite-lived intangible assets but, rather, evaluate such assets for impairment on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of the goodwill or other intangible asset may exceed its fair value. We conduct our required annual impairment test during the fourth quarter of each fiscal year. No impairment losses have been recorded on our goodwill or other indefinite-lived intangible assets as a result of applying the provisions of SFAS No. 142.

(8)	Borrowings

Total debt obligations at September 30, 2006 and June 30, 2006 consist of the following (in thousands):

	September 30, 2006	June 30, 2006

5.375% Senior Notes due 2015	$198,556	$198,516
Industrial revenue bonds	3,855	3,855
Other debt	406	416

Total debt	202,817	202,787

Less: current maturities	39	39

Total long-term debt	$202,778	$202,748

On September 27, 2005, we completed a private offering of $200.0 million of ten-year senior unsecured notes due 2015 (the “Senior Notes”). The Senior Notes were offered by Global and have an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2006. Proceeds received in connection with the issuance of the Senior Notes, net of a related discount of $1.6 million, totaled $198.4 million. As of September 30, 2006 and June 30, 2006, the net proceeds are included in the Consolidated Balance Sheets within long-term debt. The discount on this borrowing is being amortized to interest expense over the life of the related debt.

In connection with the offering, debt issuance costs totaling $2.0 million were incurred related, primarily, to banking, legal, accounting, rating agency, and printing services. As of September 30, 2006 and June 30, 2006, these costs are included in the Consolidated Balance Sheets as deferred financing costs within other assets and are being amortized to interest expense over the life of the Senior Notes.

Also in connection with the issuance of the Senior Notes, Global, in July and August 2005, entered into 6 separate forward contracts to hedge the risk-free interest rate associated with $108.0 million of the related debt in order to mitigate the negative impact of interest rate fluctuations on earnings, cash flows and equity. The forward contracts were entered into with a major banking institution thereby mitigating the risk of credit loss.

Upon issuance of the Senior Notes and settlement of the related forward contracts, losses totaling $0.9 million were incurred representing the change in the fair value of the forward contracts since their respective trade dates. In accordance with SFAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended, it was determined that a portion of the related losses was the result of hedge ineffectiveness and, as such, $0.1 million of the losses was included, within interest and other related financing costs, in the Consolidated Statement of Operations for the three months ended September 30, 2005. The balance of the losses has been included (on a net-of-tax basis) in the Consolidated Balance Sheets within accumulated other comprehensive income and is being amortized to interest expense over the life of the Senior Notes. The remaining unamortized balance of these forward contract losses totaled $0.7 million ($0.4 million, net-of-tax) as of September 30, 2006.

(9)	Litigation

We and our subsidiaries are subject to various environmental laws and regulations. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials.

As of September 30, 2006, we and/or our subsidiaries have been named as a potentially responsible party (“PRP”) with respect to the remediation of four active sites currently listed, or proposed for inclusion, on the National Priorities List (“NPL”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (“CERCLA”). The sites are located in Lyndonville, Vermont; Southington, Connecticut; High Point, North Carolina; and Atlanta, Georgia.

With respect to the Lyndonville, Vermont site, we have resolved our liability by completing remedial construction activities. We obtained a certificate of construction completion, subject to certain limited conditions which were the obligation of another PRP. We have since been advised that all conditions have been finalized. We do not anticipate incurring significant costs with respect to the Southington, Connecticut, High Point, North Carolina, or Atlanta, Georgia sites as we believe that we are not a major contributor based on the very small volume of waste generated by us in relation to total volume at those sites. Specifically, with respect to the Southington site, our volumetric share is less than 1% of over 51 million gallons disposed of at the site and there are more than 1,000 PRPs. With respect to the High Point site, our volumetric share is less than 1% of over 18 million gallons disposed of at the site and there are more than 2,000 PRPs, including more than 1,000 “de-minimis” parties (of which we are one). With respect to the Atlanta site, a former solvent recycling/reclamation facility, our volumetric share is less than 1% of over 20 million gallons disposed of at the site by more than 1,700 PRPs. In all three cases, the other PRPs consist of local, regional, national and multi-national companies.

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

In addition, in July 2000, we were notified by the State of New York (the “State”) that we may be named a PRP in a separate, unrelated matter with respect to a site located in Carroll, New York. To date, no further notice has been received from the State and the State has not yet conducted an initial environmental study at this site.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of September 30, 2006, we believe that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.

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

(10)	Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three Months Ended September 30,
	2006	2005
Weighted average common shares outstanding for basic calculation	31,815	33,921
Effect of dilutive stock options and other
share-based awards	816	707

Weighted average common shares outstanding, adjusted for diluted calculation	32,631	34,628

As of September 30, 2006 and 2005, stock options to purchase 346,981 and 783,663 common shares, respectively, had exercise prices which exceeded the average market price of the Company’s common stock for the corresponding periods. These options have been excluded from the respective diluted earnings per share calculation as their impact is anti-dilutive.

(11)	Comprehensive Income

Total comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in equity. Such items, which are generally presented on a net-of-tax basis, may include foreign currency translation adjustments, minimum pension liability adjustments, fair value adjustments (i.e. gains and losses) on certain derivative instruments, and unrealized gains and losses on certain investments in

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

debt and equity securities. We have reported our total comprehensive income in the Consolidated Statements of Shareholders’Equity.

Our accumulated other comprehensive income, which is comprised of losses on certain derivative instruments and accumulated foreign currency translation adjustments, totaled $1.0 million at September 30, 2006 and $0.9 million at June 30, 2006. Losses on derivative instruments are the result of cash-flow hedging contracts entered into in connection with the issuance of the Senior Notes (see Note 8). Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operation of five Ethan Allen-owned retail IDCs located in Canada. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

(12)	Segment Information

Our operations are classified into two operating segments: wholesale and retail. These operating segments represent strategic business areas which, although they operate separately and provide their own distinctive services, enable us to more effectively offer our complete line of home furnishings.

The wholesale segment is principally involved in the development of the Ethan Allen brand, which encompasses the design, manufacture, domestic and off-shore sourcing, sale and distribution of a full range of home furnishings to a network of independently-owned and Ethan Allen-owned IDCs, as well as related marketing and brand awareness efforts. Wholesale revenue is generated upon the wholesale sale of our product to all retail IDCs, including those owned by Ethan Allen. Wholesale profitability includes (i) the wholesale gross margin, which represents the difference between the wholesale sales price and the cost associated with manufacturing and/or sourcing the related product, and (ii) other operating costs associated with wholesale segment activities.

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

A breakdown of wholesale sales by these product lines for the three months ended September 30, 2006 and 2005 is provided below:

	Three Months Ended September 30,
	2006	2005
Case Goods	45%	51%
Upholstered Products	39	34
Home Accessories and Other	16	15

	100%	100%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Revenue information by product line is not as easily determined within the retail segment. However, because wholesale production and sales are matched, for the most part, to incoming orders, we believe that the allocation of retail sales by product line would be similar to that of the wholesale segment.

Segment information for the three months ended September 30, 2006 and 2005 is set forth below (in thousands):

	Three Months Ended September 30,
	2006	2005
Net Sales:
Wholesale segment	$155,641	$178,426
Retail segment	165,970	158,380
Elimination of inter-company sales	(78,788)	(85,492)

Consolidated Total	$242,823	$251,314

Operating Income:
Wholesale segment (1)	$11,424	$29,815
Retail segment	2,843	1,668
Adjustment of inter-company profit (2)	(37)	(3,289)

Consolidated Total	$14,230	$28,194

Capital Expenditures:
Wholesale segment	$2,758	$926
Retail segment	12,894	3,915
Acquisitions (3)	6,209	1,690

Consolidated Total	$21,861	$6,531

	September 30, 2006	June 30, 2006

Total Assets:
Wholesale segment	$455,667	$486,092
Retail segment	376,234	361,109
Inventory profit elimination (4)	(35,419)	(34,960)

Consolidated Total	$796,482	$812,241

(1)	Operating income for the wholesale segment for the three months ended September 30, 2006 and 2005 includes pre-tax restructuring and impairment charges, net of $13.9 million and $4.2 million, respectively.
(2)	Represents the change in the inventory profit elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned IDC inventory existing at the end of the period. See footnote 4 below.
(3)	Includes the purchase of 2 retail IDCs and 3 retail IDCs during the three months ended September 30, 2006 and 2005, respectively.
(4)	Represents the embedded wholesale profit contained in Ethan Allen-owned IDC inventory that has not yet been realized. These profits are realized when the related inventory is sold.

There are 29 independent retail IDCs located outside the United States. Approximately 2.0% of our net sales are derived from sales to these retail IDCs.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides a comprehensive model for the recognition, measurement, presentation, and disclosure in a company’s financial statements of uncertain tax positions taken, or expected to be taken, on a tax return. If an income tax position exceeds a more likely than not (i.e., greater than 50%) probability of success upon tax audit, the company is to recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with the respective jurisdictional tax laws. This interpretation is effective for fiscal years beginning after December 15, 2006 (July 1, 2007 for the Company). As such, we are currently in the process of evaluating the impact, if any, of this authoritative guidance on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a single definition of fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement and should be determined based on the assumptions that market participants would use in valuing assets or liabilities. This interpretation is effective for fiscal years beginning after November 15, 2007 (July 1, 2008 for the Company). As such, we are currently in the process of evaluating the impact of this authoritative guidance on our consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative-effect adjustment to correct for misstatements that were not deemed material under a company’s prior approach but are material under the SAB No. 108 approach. SAB No. 108 is effective for the Company for the fiscal year ending June 30, 2007. As such, we are currently in the process of evaluating the impact of this authoritative guidance on our consolidated financial statements.

(14)	Financial Information About the Parent, the Issuer and the Guarantors

On September 27, 2005, Global (the “Issuer”) issued $200 million aggregate principal amount of Senior Notes which have been guaranteed on a senior basis by Interiors (the “Parent”), and other wholly-owned subsidiaries of the Issuer and the Parent, including Ethan Allen Retail, Inc., Ethan Allen Operations, Inc., Ethan Allen Realty, LLC, Lake Avenue Associates, Inc. and Manor House, Inc. The subsidiary guarantors (other than the Parent) are collectively called the “Guarantors”. The guarantees of the Guarantors are unsecured. All of the guarantees are full, unconditional and joint and several and the Issuer and each of the Guarantors are 100% owned by the Parent. Ethan Allen (UK) Ltd., KEA International Inc., Northeast Consolidated, Inc., Riverside Water Works, Inc. and our other subsidiaries which are not guarantors are called the “Non-Guarantors”. The following tables set forth the condensed consolidating balance sheets as of September 30, 2006 and June 30, 2006, the condensed consolidating statements of operations for the three months ended September 30, 2006 and 2005, and the condensed consolidating statements of cash flows for the three months ended September 30, 2006 and 2005, of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands)
September 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$159,571	$4,065	$—	$—	$163,636
Accounts receivable, net	—	20,093	716	15	—	20,824
Inventories	—	—	208,022	7,408	(35,419)	180,011
Prepaid expenses and other current assets	—	16,142	22,513	209	—	38,864
Intercompany	—	487,833	182,442	—	(670,275)	—

Total current assets	—	683,639	417,758	7,632	(705,694)	403,335

Property, plant and equipment, net	—	10,807	288,030	80	—	298,917
Goodwill and other intangible assets	—	37,905	50,354	—	—	88,259
Other assets	1	5,177	793	—	—	5,971
Investment in affiliated companies	536,009	165,962	—	—	(701,971)	—

Total assets	$536,010	$903,490	$756,935	$7,712	$(1,407,665)	$796,482

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$—	$—	$39	$—	$—	$39
Customer deposits	—	—	52,578	—	—	52,578
Accounts payable	—	7,572	13,614	3,890	—	25,076
Accrued expenses and other current liabilities	6,480	41,513	19,986	2	—	67,981
Intercompany	126,578	52,703	487,244	3,750	(670,275)	—

Total current liabilities	133,058	101,788	573,461	7,642	(670,275)	145,674

Long-term debt	—	198,556	4,222	—	—	202,778
Other long-term liabilities	—	242	11,940	—	—	12,182
Deferred income taxes	—	31,908	—	—	—	31,908

Total liabilities	133,058	332,494	589,623	7,642	(670,275)	392,542

Shareholders' equity	402,952	570,996	167,312	70	(737,390)	403,940

Total liabilities and shareholders' equity	$536,010	$903,490	$756,935	$7,712	$(1,407,665)	$796,482

CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands)
June 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$172,246	$1,555	$—	$—	$173,801
Accounts receivable, net	—	21,530	641	8	—	22,179
Inventories	—	—	215,798	8,812	(34,960)	189,650
Prepaid expenses and other current assets	—	17,685	20,232	209	—	38,126
Intercompany	—	436,352	176,433	—	(612,785)	—

Total current assets	—	647,813	414,659	9,029	(647,745)	423,756

Property, plant and equipment, net	—	12,444	281,644	82	—	294,170
Goodwill and other intangible assets	—	37,905	49,994	—	—	87,899
Other assets	—	5,276	1,140	—	—	6,416
Investment in affiliated companies	525,836	186,714	—	—	(712,550)	—

Total assets	$525,836	$890,152	$747,437	$9,111	$(1,360,295)	$812,241

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$—	$—	$39	$—	$—	$39
Customer deposits	—	—	53,203	—	—	53,203
Accounts payable	1,001	11,097	12,410	4,041	—	28,549
Accrued expenses and other current liabilities	5,903	43,418	14,605	1	—	63,927
Intercompany	102,425	42,336	463,021	5,003	(612,785)	—

Total current liabilities	109,329	96,851	543,278	9,045	(612,785)	145,718

Long-term debt	—	198,517	4,231	—	—	202,748
Other long-term liabilities	—	251	11,900	—	—	12,151
Deferred income taxes	—	34,182	—	—	—	34,182

Total liabilities	109,329	329,801	559,409	9,045	(612,785)	394,799

Shareholders' equity	416,507	560,351	188,028	66	(747,510)	417,442

Total liabilities and shareholders' equity	$525,836	$890,152	$747,437	$9,111	$(1,360,295)	$812,241

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)
Three Months Ended September 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$154,927	$239,164	$—	$(151,268)	$242,823
Cost of sales	—	108,888	158,798	5	(151,197)	116,494

Gross profit	—	46,039	80,366	(5)	(71)	126,329

Selling, general and administrative expenses	41	11,468	86,651	3	—	98,163
Restructuring and impairment charge, net	—	—	13,936	—	—	13,936

Total operating expenses	41	11,468	100,587	3	—	112,099

Operating income (loss)	(41)	34,571	(20,221)	(8)	(71)	14,230

Interest and other miscellaneous income, net	8,493	(18,322)	(172)	12	12,221	2,232
Interest and other related financing costs	—	2,862	76	—	—	2,938

Income before income tax expense	8,452	13,387	(20,469)	4	12,150	13,524

Income tax expense	—	4,785	287	—	—	5,072

Net income	$8,452	$8,602	$(20,756)	$4	$12,150	$8,452

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)
Three Months Ended September 30, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$178,388	$235,737	$—	$(162,811)	$251,314
Cost of sales	—	125,136	159,102	5	(159,469)	124,774

Gross profit	—	53,252	76,635	(5)	(3,342)	126,540

Selling, general and administrative expenses	41	12,417	81,643	4	—	94,105
Restructuring and impairment charge, net	—	—	4,241	—	—	4,241

Total operating expenses	41	12,417	85,884	4	—	98,346

Operating income (loss)	(41)	40,835	(9,249)	(9)	(3,342)	28,194

Interest and other miscellaneous income, net	17,171	(9,330)	63	(366)	(7,496)	42
Interest and other related financing costs	—	351	77	—	—	428

Income before income tax expense	17,130	31,154	(9,263)	(375)	(10,838)	27,808

Income tax expense	—	10,610	68	—	—	10,678

Net income	$17,130	$20,544	$(9,331)	$(375)	$(10,838)	$17,130

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)
Three Months Ended September 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$25,233	$(10,338)	$22,048	$—	$—	$36,943

Cash flows from investing activities:
Capital expenditures	—	(2,270)	(13,382)	—	—	(15,652)
Acquisitions	—	—	(6,209)	—	—	(6,209)
Proceeds from the disposal of property, plant and equipment	—	2	40	—	—	42
Other	—	38	—	—	—	38

Net cash used in investing activities	—	(2,230)	(19,551)	—	—	(21,781)

Cash flows from financing activities:
Payments on long-term debt	—	—	(10)	—	—	(10)
Payment of deferred financing costs	—	(107)	—	—	—	(107)
Purchases and other retirements of company stock	(19,536)	—	—	—	—	(19,536)
Proceeds from issuance of common stock	93	—	—	—	—	93
Payment of cash dividends	(5,790)	—	—	—	—	(5,790)

Net cash used in financing activities	(25,233)	(107)	(10)	—	—	(25,350)

Effect of exchange rate changes on cash	—	—	23	—	—	23

Net increase (decrease) in cash and cash equivalents	—	(12,675)	2,510	—	—	(10,165)

Cash and cash equivalents - beginning of period	—	172,246	1,555	—	—	173,801

Cash and cash equivalents - end of period	$—	$159,571	$4,065	$—	$—	$163,636

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)
Three Months Ended September 30, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$41,927	$29	$3,622	$(7)	$—	$45,571

Cash flows from investing activities:
Capital expenditures	—	(300)	(4,541)	—	—	(4,841)
Acquisitions	—	—	(1,690)	—	—	(1,690)
Proceeds from the disposal of property, plant and equipment	—	—	216	—	—	216
Other	—	(573)	—	—	—	(573)

Net cash used in investing activities	—	(873)	(6,015)	—	—	(6,888)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	(8,000)	—	—	—	(8,000)
Net proceeds from issuance of long-term debt	—	198,396	—	—	—	198,396
Payments on long-term debt	—	—	(19)	—	—	(19)
Purchases and other retirements of company stock	(36,799)	—	—	—	—	(36,799)
Proceeds from issuance of common stock	65	—	—	—	—	65
Payment of deferred financing costs	—	(1,950)	—	—	—	(1,950)
Excess tax benefits from share-based payment arrangements	—	10	—	—	—	10
Payment of cash dividends	(5,193)	—	—	—	—	(5,193)

Net cash provided by (used in) financing activities	(41,927)	188,456	(19)	—	—	146,510

Effect of exchange rate changes on cash	—	—	66	—	—	66

Net decrease in cash and cash equivalents	—	187,612	(2,346)	(7)	—	185,259

Cash and cash equivalents - beginning of period	—	—	3,344	104	—	3,448

Cash and cash equivalents - end of period	$—	$187,612	$998	$97	$—	$188,707

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with (i) our Consolidated Financial Statements, and notes thereto, as set forth in this Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended June 30, 2006.

Forward-Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other sections of this Quarterly Report contain forward-looking statements relating to our future results. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, and “intends” or words or phrases of similar expression. These forward-looking statements are subject to management decisions and various assumptions, risks and uncertainties, including, but not limited to: the effects of terrorist attacks or conflicts or wars involving the United States or its allies or trading partners; the effects of labor strikes; weather conditions that may affect sales; volatility in fuel, utility, transportation and security costs; changes in global or regional political or economic conditions, including changes in governmental and central bank policies; changes in business conditions in the furniture industry, including changes in consumer spending patterns and demand for home furnishings; effects of our brand awareness and marketing programs, including changes in demand for our existing and new products; our ability to locate new IDC sites and/or negotiate favorable lease terms for additional IDCs or for the expansion of existing IDCs; competitive factors, including changes in products or marketing efforts of others; pricing pressures; fluctuations in interest rates and the cost, availability and quality of raw materials; those matters discussed in Item 1A (Risk Factors) of our Annual Report of Form 10-K for the year ended June 30, 2006 and in other SEC filings; and our future decisions. Accordingly, actual circumstances and results could differ materially from those contemplated by the forward-looking statements.

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are evaluated for impairment on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of the goodwill or other intangible asset may exceed its fair value. We conduct our required annual impairment test during the fourth quarter of each fiscal year and use a discounted cash flow model to estimate fair value. This model requires the use of long-term planning forecasts and assumptions regarding industry-specific economic conditions that are outside our control.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Results of Operations

Our revenues are comprised of (i) wholesale sales to independently-owned and Company-owned retail IDCs and (ii) retail sales of Company-owned IDCs. See Note 12 to our Consolidated Financial Statements for the three months ended September 30, 2006 and 2005.

The components of consolidated revenue and operating income were as follows (in millions):

	Three Months Ended September 30,
	2006	2005
Revenue:
Wholesale segment	$155.6	$178.4
Retail segment	166.0	158.4
Elimination of inter-company sales	(78.8)	(85.5)

Consolidated Revenue	$242.8	$251.3

Operating Income:
Wholesale segment (1)	$11.4	$29.8
Retail segment	2.8	1.7
Adjustment of inter-company profit (2)	-	(3.3)

Consolidated Operating Income	$14.2	$28.2

(1)	Operating income for the wholesale segment for the three months ended September 30, 2006 and 2005 includes pre-tax restructuring and impairment charges, net of $13.9 million and $4.2 million, respectively.
(2)	Represents the change in the inventory profit elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned IDC inventory existing at the end of the period.

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

Consolidated revenue for the three months ended September 30, 2006 decreased by $8.5 million, or 3.4%, to $242.8 million, from $251.3 million for the three months ended September 30, 2005. Net sales for the period largely reflect the delivery of product associated with booked orders and backlog existing as of the end of the preceding quarter. During the quarter, sales were impacted by (i) a weak retail environment for home furnishings, and (ii) the timing of floor sample shipments associated with new product introduced at our annual retailer conference which was conducted during September 2006 in the current period compared to July 2005 in the prior year period. These factors were partially offset by the positive effects of our continued efforts to reposition the retail network, and recent product introductions. In addition, sales were positively impacted, to some degree, by the continued implementation of our “mission possible” initiative, the objective of which is to reduce the lead time associated with product delivery to both our independent retailers and consumers.

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

Wholesale revenue for the first quarter of fiscal 2007 decreased by $22.8 million, or 12.8%, to $155.6 million from $178.4 million in the prior year comparable period. The quarter-over-quarter decrease was primarily attributable to a decline in the incoming order rate as a result of the softer retail environment for home furnishings noted throughout much of the current period and the timing of floor sample shipments associated with new product introduced during our annual retailer conference.

Retail revenue from Ethan Allen-owned IDCs for the three months ended September 30, 2006 increased by $7.6 million, or 4.8%, to $166.0 million from $158.4 million for the three months ended September 30, 2005. The increase in retail sales by Ethan Allen-owned IDCs was attributable to sales generated by newly opened (including relocated) or acquired IDCs of $12.8 million. This favorable variance was partially offset by a decrease resulting from sold and closed IDCs, which generated $2.7 million fewer sales in the first quarter of fiscal 2007 as compared to the same period in fiscal 2006 and a decrease in comparable IDC delivered sales of $2.5 million, or 1.7%. The number of Ethan Allen-owned IDCs increased to 141 as of September 30, 2006 as compared to 129 as of September 30, 2005. During that twelve month period, we acquired 11 IDCs from independent retailers, closed 1 IDC, and opened 7 IDCs (5 of which were relocations).

Comparable IDCs are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) IDCs. IDCs acquired by us from independent retailers are included in comparable IDC sales in their 13th full month of Ethan Allen-owned operations.

Quarter-over-quarter, written business of Ethan Allen-owned IDCs increased 0.6% and comparable IDC written business decreased 5.9%. Over that same period, wholesale orders decreased 13.4%. Retail written business reflects the softer retail environment for home furnishings noted throughout much of the current period, likely offset, to some degree, by (i) our continued efforts to reposition the retail network, (ii) recent product introductions, and (iii) our use of national television as an advertising medium throughout the quarter. Wholesale written business reflects the impact of the aforementioned factors, as well as the timing of orders placed in connection with our annual retailer conference (September 2006 as compared to July 2005).

Gross profit decreased slightly during the quarter to $126.3 million from $126.5 million in the prior year comparable quarter. The $0.2 million, or 0.2%, decrease in gross profit was primarily attributable to a decline in wholesale sales volume and higher costs associated with selected raw materials, particularly foam. Partially offsetting these factors were an increase in retail sales and a shift in sales mix with retail sales representing a higher proportionate share of total sales in the current quarter (68%) compared to the prior year period (63%). Gross profit also benefited, to a lesser degree, from a gain associated with business interruption insurance recoveries received during the period related to hurricane losses sustained during fiscal 2006. Consolidated gross margin increased to 52.0% in the first quarter of fiscal 2007 from 50.4% in the prior year quarter as a result, primarily, of the factors set forth above.

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the three months ended September 30, 2006 and 2005:

On September 6, 2006, we announced a plan to close our Spruce Pine, North Carolina case goods manufacturing facility and convert our Atoka, Oklahoma upholstery manufacturing facility into a regional distribution center. In connection with this initiative, we will permanently cease production at both locations, allocating production among our remaining domestic manufacturing locations and selected offshore vendors. The decision impacts approximately 465 employees with the reduction in headcount anticipated to occur throughout the second and third quarters of fiscal 2007. We recorded a pre-tax restructuring and impairment charge of $14.1 million during the quarter ended September 30, 2006, of which $4.0 million was related to employee severance and benefits and other plant exit costs, and $10.1 million, which was non-cash in nature, was related to fixed asset impairment charges, primarily for real property and machinery and equipment, stemming from the decision to cease production activities.

On September 7, 2005, we announced a plan to convert another of our existing manufacturing facilities into a regional distribution center. The facility, formerly involved in the production of wood case goods furniture, is located in Dublin, Virginia. In connection with this initiative, we permanently ceased production at the Dublin location, allocating production among our remaining domestic manufacturing locations and selected offshore vendors, and have consolidated the distribution operations of our existing Old Fort, North Carolina location into this larger facility. The decision impacted approximately 325 employees, of which 75 have been (or will be) employed in new positions. We

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

recorded a pre-tax restructuring and impairment charge of $4.2 million during the quarter ended September 30, 2005, of which $1.3 million was related to employee severance and benefits and other plant exit costs, and $2.9 million, which was non-cash in nature, was related to fixed asset impairment charges, primarily for machinery and equipment, stemming from the decision to cease production activities. During the three months ended September 30, 2006, adjustments totaling $0.2 million were recorded to reverse remaining previously established accruals which were no longer deemed necessary.

Including the restructuring and impairment charges referred to above, operating expenses increased $13.8 million, or 14.0%, to $112.1 million, or 46.2% of net sales, in the current quarter from $98.3 million, or 39.1% of net sales, in the prior year quarter. This increase was primarily attributable to increased costs associated with (i) the period-over-period change in the aforementioned restructuring and impairment charges, (ii) our continued efforts to reposition the retail network which has resulted in higher costs associated with managerial salaries and benefits, occupancy, delivery and warehousing, and designer compensation, and (iii) increased distribution costs attributable to higher fuel and freight charges. Partially offsetting these increases was a period-over-period decrease in share-based compensation expense.

Including the restructuring and impairment charges referred to above, consolidated operating income for the three months ended September 30, 2006 totaled $14.2 million, or 5.9% of net sales, compared to $28.2 million, or 11.2% of net sales, for the three months ended September 30, 2005. This represents a decrease of $14.0 million which was primarily attributable to (i) higher period-over-period operating expenses and (ii) a modest decline in gross profit, both of which were discussed previously.

Including the restructuring and impairment charges referred to above, wholesale operating income for the three months ended September 30, 2006 totaled $11.4 million, or 7.3% of net sales, as compared to $29.8 million, or 16.7% of net sales, in the prior year comparable quarter. The decrease of $18.4 million was primarily attributable to (i) the period-over-period change in the aforementioned restructuring and impairment charges, (ii) a decrease in wholesale sales volume, (iii) higher costs associated with selected raw materials, particularly foam, and (iv) increased distribution costs attributable to higher fuel and freight charges. These factors were partially offset by a reduction in share-based compensation expense during the current quarter.

Retail operating income increased $1.1 million to $2.8 million, or 1.7% of sales, for the first quarter of fiscal 2007, from $1.7 million, or 1.1% of sales, for the first quarter of fiscal 2006. The increase in retail operating income generated by Ethan Allen-owned IDCs is primarily attributable to higher sales volume generated by newly-opened (including relocations) or acquired IDCs and the aforementioned gain associated with business interruption insurance recoveries, partially offset by higher operating expenses as a result of our continued efforts to reposition the retail network and a decline in sales volume associated with IDCs closed or sold during the period and comparable IDCs.

Interest and other miscellaneous income, net increased $2.2 million from the prior year comparable quarter. The increase was due, primarily, to increased investment income resulting from higher cash and short-term investment balances maintained during the current period.

Interest and other related financing costs increased $2.5 million from the prior year comparable quarter. The increase was due, primarily, to interest expense incurred in connection with our issuance of senior unsecured debt in September 2005.

Income tax expense for the three months ended September 30, 2006 totaled $5.1 million as compared to $10.7 million for the three months ended September 30, 2005. Our effective tax rate for the current quarter was 37.5%, down from 38.4% in the prior year quarter. The lower effective tax rate was a result, primarily, of the benefits derived from the manufacturers’ deduction provided for under The Jobs Creation Act of 2004 and certain state tax planning initiatives. Partially offsetting these items were the adverse effects of recently-enacted changes within certain state tax legislation, increased state income tax liability arising in connection with the operation of a greater number of Company-owned IDCs, and increased foreign income tax liability associated with our five retail IDCs operating in Canada.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

For the three months ended September 30, 2006, we recorded net income of $8.5 million as compared to $17.3 million in the prior year comparable period. Net income per diluted share totaled $0.26 in the current quarter and $0.49 per diluted share in the prior year quarter.

Liquidity and Capital Resources

As of September 30, 2006, we maintained cash and cash equivalents totaling $163.6 million. Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, and borrowing capacity under a $200.0 million revolving credit facility.

The credit facility includes an accordion feature which provides for an additional $100.0 million of liquidity, if needed, as well as sub-facilities for trade and standby letters of credit of $100.0 million and swingline loans of $5.0 million. The credit facility contains various covenants which may limit our ability to: incur debt; engage in mergers and consolidations; make restricted payments; sell certain assets; make investments; and issue stock. We are also required to meet certain financial covenants including a fixed charge coverage ratio, which shall not be less than 3.00 to 1 for any period of four consecutive fiscal quarters ended on or after June 30, 2005, and a leverage ratio, which shall not be greater than 3.00 to 1 at any time. As of September 30, 2006, we had satisfactorily complied with these covenants.

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

In connection with the issuance of the Senior Notes, Global, in July and August 2005, entered into 6 separate forward contracts to hedge the risk-free interest rate associated with $108.0 million of the related debt in order to mitigate the negative impact of interest rate fluctuations on earnings, cash flows and equity. The forward contracts were entered into with a major banking institution thereby mitigating the risk of credit loss. Upon issuance of the Senior Notes and settlement of the related forward contracts, losses totaling $0.9 million were incurred representing the change in the fair value of the forward contracts since their respective trade dates. In accordance with SFAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended, it was determined that a portion of the related losses was the result of hedge ineffectiveness and, as such, $0.1 million of the losses was included, within interest and other related financing costs, in the Consolidated Statement of Operations for the three month period ended September 30, 2005. The balance of the losses has been included (on a net-of-tax basis) in the Consolidated Balance Sheets within accumulated other comprehensive income and is being amortized to interest expense over the life of the Senior Notes. The remaining unamortized balance of these forward contract losses totaled $0.7 million ($0.4 million, net-of-tax) as of September 30, 2006.

A summary of net cash provided by (used in) operating, investing, and financing activities for the three month periods ended September 30, 2006 and 2005 is provided below (in millions):

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

	Three Months Ended September 30,
	2006	2005
Operating Activities:
Net income plus depreciation and amortization	$14.1	$22.4
Working capital	13.2	21.9
Other (non-cash items, long-term assets and liabilities)	9.6	1.3

Total provided by operating activities	$36.9	$45.6

Investing Activities:
Capital expenditures	$(15.7)	$(4.8)
Acquisitions	(6.2)	(1.7)
Other	0.1	(0.4)

Total used in investing activities	$(21.8)	$(6.9)

Financing Activities:
Revolving credit borrowings (payments), net	$-	$(8.0)
Issuances (payments) of long-term debt, net	-	198.4
Issuances of common stock	0.1	0.1
Purchases and other retirements of company stock	(19.5)	(36.8)
Payment of cash dividends	(5.8)	(5.2)
Payment of deferred financing costs	(0.1)	(2.0)

Total provided by (used in) financing activities	$(25.3)	$146.5

Operating Activities
During the three months ended September 30, 2006, cash provided by operating activities decreased $8.7 million as a result, primarily, of decreased sales and operating income, and changes in working capital (accounts receivable, inventories, prepaid and other current assets, customer deposits, payables, and accrued expenses and other current liabilities) arising in the ordinary course of business. In addition, operating cash flow for the quarter includes the effects of several non-cash items, including the restructuring and impairment charge, losses incurred in connection with the sale of certain property, plant and equipment during the period, and compensation expense related to share-based awards.

Investing Activities
During the three months ended September 30, 2006, cash used in investing activities increased $14.9 million due, primarily, to an increase in cash utilized to fund capital expenditures and acquisition activity. The current level of capital spending is principally attributable to (i) new IDC development and renovation, (ii) entity-wide technology initiatives, and (iii) improvements within our remaining manufacturing and distribution facilities. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities
During the three months ended September 30, 2006, cash provided by financing activities decreased $171.8 million as a result, primarily, of our receipt of the net proceeds from the issuance of the Senior Notes in the prior year period. The decrease in cash provided as a result of this item was partially offset by (i) a reduction in payments related to the acquisition of treasury stock and (ii) a decrease in cash utilized to fund net borrowing activity on our revolving credit facility. On July 25, 2006, we declared a dividend of $0.20 per common share, payable on October 25, 2006, to shareholders of record as of October 10, 2006. We expect to continue to declare quarterly dividends for the foreseeable future.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

As of September 30, 2006, our outstanding debt totaled $202.8 million, the current and long-term portions of which amounted to less than $0.1 million and $202.8 million, respectively. The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are: less than $0.1 million in each of fiscal 2008, 2009, and 2010; and $3.9 million in fiscal 2011. The balance of our long-term debt ($198.5 million) matures in fiscal years 2012 and thereafter.

We had no revolving loans outstanding under the credit facility as of September 30, 2006, and stand-by letters of credit outstanding under the facility at that date totaled $15.7 million. Remaining available borrowing capacity under the facility was $184.3 million at September 30, 2006.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of September 30, 2006, we had working capital of $257.7 million and a current ratio of 2.77 to 1.

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

During the three months ended September 30, 2006 and 2005, we repurchased and/or retired the following shares of our common stock:

	Three Months Ended September 30,
	2006(1)(2)	2005(1)
Common shares repurchased	478,300	1,140,000
Cost to repurchase common shares	$16,672,720	$36,799,643
Average price per share	$34.86	$32.28

(1)	Repurchase activity for the three months ended September 30, 2006 excludes $1,000,807 in common stock repurchases with a June 2006 trade date and a July 2006 settlement date.
(2)	During August 2006, we also retired 185,930 shares of common stock tendered upon the exercise of outstanding employee stock options (137,517 to cover share exercise and 48,413 to cover related employee tax withholding liabilities). The total value of such shares on the date redeemed was $7,154,586, representing an average price per share of $38.48.

For each of the periods presented above, we funded our purchases of treasury stock with existing cash on hand and cash generated through current period operations. On July 25, 2006, the Board of Directors increased the then remaining share repurchase authorization to 2,500,000 shares. As of September 30, 2006, we had a remaining Board authorization to repurchase 2,473,000 shares.

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

In connection with the issuance of the Senior Notes, Global, in July and August 2005, entered into 6 separate forward contracts to hedge the risk-free interest rate associated with $108.0 million of the related debt in order to mitigate the negative impact of interest rate fluctuations on earnings, cash flows and equity. The forward contracts were entered into with a major banking institution thereby mitigating the risk of credit loss. Upon issuance of the Senior Notes in September

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

2005, the related forward contracts were settled. At the present time we have no current plans to engage in further hedging activities.

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

As of September 30, 2006, the amount outstanding under the Credit Facility totaled approximately $1.0 million, substantially all of which was outstanding under the revolving credit line. Based on the underlying creditworthiness of the respective retailer, we believe this obligation will expire without requiring funding by us. However, in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, a liability has been established to reflect our non-contingent obligation under this arrangement as a result of modifications made to the Credit Facility subsequent to January 1, 2003. As of September 30, 2006, the carrying amount of such liability is less than $50,000.

Product Warranties
Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to five years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasions, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of September 30, 2006, our product warranty liability totaled $1.3 million.

Business Outlook

While we cannot forecast with any degree of certainty changes in the various macro-economic factors that influence the incoming order rate, we believe that we are well-positioned for the next phase of economic growth based upon our existing business model which includes: (i) an established brand; (ii) a comprehensive complement of home decorating solutions; and (iii) a vertically-integrated operating structure.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but do not impact earnings or cash flows. At September 30, 2006, we had no floating-rate debt obligations outstanding. As of that same date, our fixed-rate debt obligations consist, primarily, of the Senior Notes. The estimated fair value of the Senior Notes as of September 30, 2006, which is based on interest rate changes subsequent to the date on which the debt was issued, and which has been determined using quoted market prices, was $188.9 million as compared to a carrying value of $198.5 million.

Foreign currency exchange risk is primarily limited to our operation of five Ethan Allen-owned retail IDCs located in Canada as substantially all purchases of imported parts and finished goods are denominated in United States dollars. As such, gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on our consolidated results of operations.

Historically, we have not entered into financial instrument, including derivative, transactions for trading or other speculative purposes or to manage interest rate or currency exposure. However, in connection with the issuance of the Senior Notes, Global, in July and August 2005, entered into 6 separate forward contracts to hedge the risk-free interest rate associated with $108.0 million of the related debt in order to minimize the negative impact of interest rate fluctuations on earnings, cash flows and equity. The forward contracts were entered into with a major banking institution thereby mitigating the risk of credit loss. Upon issuance of the Senior Notes, the related forward contracts were settled. At the present time, we have no current plans to engage in further hedging activities.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer (“CEO”) and the Vice President-Finance (“VPF”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth herein, there has been no material change to the matters discussed in Part I, Item 3 — Legal Proceedings in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 13, 2006.

Item 1A. Risk Factors

There has been no material change to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 13, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Certain information regarding purchases made by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended September 30, 2006 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
July 2006	451,300	$34.82	451,300	2,500,000
August 2006	27,000	$35.46	27,000	2,473,000
September 2006	-	$-	-	2,473,000

Total	478,300	$34.86	478,300

(a)	Purchased in seven separate open market transactions on seven different trading days.

(b)	On November 21, 2002, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 2,000,000 shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. Subsequent to that date, the Board of Directors increased the remaining authorization as follows: from 904,755 shares to 2,500,000 shares on April 27, 2004; from 753,600 shares to 2,000,000 shares on November 16, 2004; from 691,100 shares to 2,000,000 shares on April 26, 2005; from 393,100 shares to 2,500,000 shares on November 15, 2005; and from 1,110,400 shares to 2,500,000 shares on July 25, 2006.

On July 25, 2006, options to purchase 18,000 shares of our common stock were granted to members of the Company’s Board of Directors. These options were issued at an exercise price of $36.80 (the price of a share of our common stock on the New York Stock Exchange as of such date), vest ratably over a 2-year period and have a contractural term of 10 years.

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

ETHAN ALLEN INTERIORS INC.

(Registrant)

DATE: November 3, 2006	BY:/s/ M. Farooq Kathwari M. Farooq Kathwari Chairman, President and Chief Executive Officer (Principal Executive Officer)

DATE: November 3, 2006	BY:/s/ Jeffrey Hoyt Jeffrey Hoyt Vice President, Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Exhibit

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer