Form 10-Q
period 2006-12-31
ETHAN ALLEN INTERIORS INC
filed 2007-02-07
CIK 896156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

At December 31, 2006, there were 31,737,339 shares
of Class A Common Stock, par value $.01, outstanding.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Item	Page
Part I - Financial Information
1. Financial Statements as of December 31, 2006 (unaudited) and June 30, 2006 and for the three and six months ended December 31, 2006 and 2005 (unaudited)
Consolidated Balance Sheets	2
Consolidated Statements of Operations	3
Consolidated Statements of Cash Flows	4
Consolidated Statements of Shareholders' Equity	5
Notes to Consolidated Financial Statements	6
2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22
3. Quantitative and Qualitative Disclosures About Market Risk	34
4. Controls and Procedures	34
Part II - Other Information
1. Legal Proceedings	35
1A. Risk Factors	35
2. Unregistered Sales of Equity Securities and Use of Proceeds	35
3. Defaults Upon Senior Securities	35
4. Submission of Matters to a Vote of Security Holders	35
5. Other Information	35
6. Exhibits	35
Signatures	36

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2006	June 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$155,564	$173,801
Accounts receivable, less allowance for doubtful accounts of $1,928 at December 31, 2006 and $2,074 at June 30, 2006	15,212	22,179
Inventories (note 4)	179,604	189,650
Prepaid expenses and other current assets	34,200	29,430
Deferred income taxes	7,348	8,696

Total current assets	391,928	423,756

Property, plant and equipment, net	312,581	294,170
Goodwill and other intangible assets (notes 6 and 7)	90,127	87,899
Other assets (note 8)	6,122	6,416

Total assets	$800,758	$812,241

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (note 8)	$39	$39
Customer deposits	46,709	53,203
Accounts payable	23,403	28,549
Accrued compensation and benefits	32,709	33,314
Accrued expenses and other current liabilities (note 5)	31,508	30,613

Total current liabilities	134,368	145,718

Long-term debt (note 8)	202,808	202,748
Other long-term liabilities	12,183	12,151
Deferred income taxes	30,985	34,182

Total liabilities	380,344	394,799
Shareholders' equity:
Class A common stock, par value $.01, 150,000,000 shares authorized; 46,941,920 shares issued at December 31, 2006 and 46,686,512 shares issued at June 30, 2006	469	467
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at December 31, 2006 and June 30, 2006	—	—
Preferred stock, par value $.01, 1,055,000 shares authorized; no shares issued and outstanding at December 31, 2006 and June 30, 2006	—	—
Additional paid-in capital	315,548	307,852

	316,017	308,319
Less: Treasury stock (at cost), 15,204,581 shares at December 31, 2006 and 14,566,620 shares at June 30, 2006	(444,370)	(421,308)
Retained earnings	548,009	529,496
Accumulated other comprehensive income (notes 8 and 11)	758	935

Total shareholders' equity	420,414	417,442

Total liabilities and shareholders' equity	$800,758	$812,241

        See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net sales	$257,419	$276,003	$500,242	$527,317
Cost of sales	123,669	136,149	240,163	260,923

Gross profit	133,750	139,854	260,079	266,394

Operating expenses:
Selling	54,175	54,511	109,213	107,951
General and administrative	43,360	41,055	86,485	81,720
Restructuring and impairment charge (credit), net (note 5)	(314)	—	13,622	4,241

Total operating expenses	97,221	95,566	209,320	193,912

Operating income	36,529	44,288	50,759	72,482

Interest and other miscellaneous income, net	2,575	1,161	4,807	1,203
Interest and other related financing costs (note 8)	2,915	2,974	5,853	3,402

Income before income taxes	36,189	42,475	49,713	70,283

Income tax expense	13,397	16,311	18,469	26,989

Net income	$22,792	$26,164	$31,244	$43,294

Per share data (note 10):

Basic earnings per common share:

Net income per basic share	$0.72	$0.79	$0.98	$1.29

Basic weighted average common shares	31,737	33,078	31,776	33,499

Diluted earnings per common share:

Net income per diluted share	$0.70	$0.77	$0.96	$1.26

Diluted weighted average common shares	32,503	33,845	32,567	34,236

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2006	2005
Operating activities:
Net income	$31,244	$43,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,423	10,855
Compensation expense related to share-based awards	427	1,413
Provision (benefit) for deferred income taxes	(1,849)	(3,977)
Excess tax benefits from share-based payment arrangements	(1,661)	(88)
Restructuring and impairment charge (credit), net	9,619	2,915
(Gain) loss on disposal of property, plant and equipment	407	1,748
Other	483	137
Change in assets and liabilities, net of the effects of acquired businesses:
Accounts receivable	6,366	4,488
Inventories	13,796	(4,359)
Prepaid expenses and other current assets	(4,341)	3,544
Other assets	267	474
Customer deposits	(8,181)	(7,125)
Accounts payable	(4,145)	8,005
Accrued expenses and other current liabilities	2,362	5,065
Other long-term liabilities	32	(336)

Net cash provided by operating activities	56,249	66,053

Investing activities:
Proceeds from the disposal of property, plant and equipment	61	1,568
Capital expenditures	(34,947)	(21,149)
Acquisitions	(9,569)	(1,690)
Cash payments on hedging contracts	—	(930)
Other	78	904

Net cash used in investing activities	(44,377)	(21,297)

Financing activities:
Borrowings on revolving credit facility	—	17,000
Payments on revolving credit facility	—	(25,000)
Net proceeds from issuance of long-term debt	—	198,396
Payments on long-term debt	(19)	(40)
Proceeds from issuance of common stock	126	518
Excess tax benefits from share-based payment arrangements	1,661	88
Payment of deferred financing costs	(107)	(2,095)
Payment of cash dividends	(12,159)	(11,220)
Purchases and other retirements of company stock	(19,536)	(51,137)

Net cash (used in) provided by financing activities	(30,034)	126,510

Effect of exchange rate changes on cash	(75)	294

Net increase (decrease) in cash and cash equivalents	(18,237)	171,560
Cash and cash equivalents - beginning of period	173,801	3,448

Cash and cash equivalents - end of period	$155,564	$175,008

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Six Months Ended December 31, 2006

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance at June 30, 2006	$467	$307,852	$(421,308)	$935	$529,496	$417,442

Issuance of 255,408 shares of common stock upon exercise of share-based awards (note 3)	2	5,416	—	—	—	5,418

Compensation expense associated with share-based awards (note 3)	—	427	—	—	—	427

Tax benefit associated with exercise of share-based awards (note 3)	—	1,661	—	—	—	1,661

Charge for early vesting of share-based awards	—	22	—	—	—	22

Treasury shares issued in connection with retail IDC acquisition (26,269 shares) (note 6)	—	170	765	—	—	935

Purchase/retirement of 664,230 shares of company stock (note 3)	—	—	(23,827)	—	—	(23,827)

Dividends declared on common stock	—	—	—	—	(12,731)	(12,731)

Other comprehensive income (notes 8 and 11):
Currency translation adjustments	—	—	—	(201)	—	(201)
Reclass of loss on cash-flow hedge, net-of-tax	—	—	—	24	—	24
Net income	—	—	—	—	31,244	31,244

Total comprehensive income						31,067

Balance at December 31, 2006	$469	$315,548	$(444,370)	$758	$548,009	$420,414

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

Ethan Allen Interiors Inc. ("Interiors") is a Delaware corporation incorporated on May 25, 1989. The consolidated financial statements include the accounts of Interiors, its wholly-owned subsidiary Ethan Allen Global, Inc. ("Global"), and Global’s subsidiaries (collectively "we", "us", "our", "Ethan Allen", or the "Company"). All intercompany accounts and transactions have been eliminated in the consolidated financial statements. All of Global’s capital stock is owned by Interiors, which has no assets or operating results other than those associated with its investment in Global.

(2)	Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and six months ended December 31, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2006.

Certain prior year amounts have been reclassified in order for them to conform to the current year’s presentation. These changes were made for disclosure purposes only and did not have any impact on previously reported results of operations or shareholders’ equity.

(3)	Share-Based Compensation

Effective July 1, 2005, our 1992 Stock Option Plan (the "Plan") is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. SFAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, we adhere to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

options granted, which represents the period of time that the options are expected to be outstanding, is based, primarily, on historical data.

Our results for the three and six months ended December 31, 2006 include share-based compensation expense totaling $0.2 million and $0.4 million, respectively. For the three and six months ended December 31, 2005, share-based compensation expense totaled $0.3 million and $1.4 million, respectively. Such amounts have been included in the Consolidated Statements of Operations within selling, general and administrative expenses. During the three and six months ended December 31, 2006, we recognized related tax benefits associated with our share-based compensation arrangements totaling $0.1 million and $0.2 million, respectively. For the three and six months ended December 31, 2005, tax benefits recognized totaled $0.1 million and $0.6 million, respectively. Such amounts have been included in the Consolidated Statements of Operations within income tax expense.

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

(4)	Inventories

Inventories at December 31, 2006 and June 30, 2006 are summarized as follows (in thousands):

	December 31, 2006	June 30, 2006
Finished goods	$146,562	$155,630
Work in process	6,597	6,111
Raw materials	26,445	27,909

	$179,604	$189,650

Inventories are presented net of a related valuation allowance of $2.9 million at both December 31, 2006 and June 30, 2006.

(5)	Plant Consolidations

In recent years, we have developed, announced and executed plans to consolidate our manufacturing operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage.

On September 6, 2006, we announced a plan to close our Spruce Pine, North Carolina case goods manufacturing facility and convert our Atoka, Oklahoma upholstery manufacturing facility into a regional distribution center. In connection with this initiative, we have permanently ceased production at both locations, allocating production among our remaining domestic manufacturing locations and selected offshore vendors. The decision impacted approximately 465 employees with the reduction in headcount to occur throughout the second and third quarters of fiscal 2007. We recorded a pre-tax restructuring and impairment charge of $14.1 million during the quarter ended September 30, 2006, of which $4.0 million was related to employee severance and benefits and other plant exit costs, and $10.1 million, which is non-cash in nature, was related to fixed asset impairment charges, primarily for real property and machinery and equipment, stemming from the decision to cease production activities. During the three months ended December 31, 2006, adjustments totaling $0.3 million were recorded to reverse remaining previously established accruals which were no longer deemed necessary.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

On September 7, 2005, we announced a plan to convert one of our existing manufacturing facilities into a regional distribution center. The facility, formerly involved in the production of wood case goods furniture, is located in Dublin, Virginia. In connection with this initiative, we permanently ceased production at the Dublin location, allocating production among our remaining domestic manufacturing locations and selected offshore vendors, and have consolidated the distribution operations of our existing Old Fort, North Carolina location into this larger facility. The decision impacted approximately 325 employees, of which approximately 75 have been employed in new positions. We recorded a pre-tax restructuring and impairment charge of $4.2 million during the quarter ended September 30, 2005, of which $1.3 million was related to employee severance and benefits and other plant exit costs, and $2.9 million, which is non-cash in nature, was related to fixed asset impairment charges, primarily for machinery and equipment, stemming from the decision to cease production activities. As of June 30, 2006, the remaining reserve totaled $0.4 million. During the six months ended December 31, 2006, adjustments totaling $0.2 million were recorded to reverse remaining previously established accruals which were no longer deemed necessary.

As of December 31, 2006, restructuring reserves totaling $0.4 million are included in the Consolidated Balance Sheets as an accrued expense within current liabilities. Activity in the Company’s restructuring reserves is summarized as follows (in thousands):

	Original Charges	Cash Payments	Non-cash Utilized	Adjustments	Balance at December 31, 2006
Spruce Pine, NC / Atoka, OK
Employee severance and other related payroll and benefit costs	$3,903	$(3,220)	$—	$(268)	$415
Other plant exit costs	100	(100)	—	—	—
Write-down of long-lived assets	10,099	—	(10,099)	—	—

	$14,102	$(3,320)	$(10,099)	$(268)	$415

Dublin, VA
Employee severance and other related payroll and benefit costs	$1,266	$(1,054)	$—	$(212)	$—
Other plant exit costs	60	(60)	—	—	—
Write-down of long-lived assets	2,915	—	(2,915)	—	—

	$4,241	$(1,114)	$(2,915)	$(212)	$—

(6)	Business Acquisitions

During November and December 2006, we acquired, in three separate transactions, five Ethan Allen retail interior design centers (“IDCs”) from three independent retailers for total consideration of approximately $3.9 million. As a result of these acquisitions, we recorded additional inventory and other assets of $2.7 million and $0.8 million, respectively, and assumed customer deposits and other liabilities of $1.3 million and $0.3 million, respectively. Goodwill associated with these acquisitions totaled $2.0 million.

In September 2006, we acquired, in a single transaction, two Ethan Allen retail IDCs from an independent retailer for total consideration of approximately $6.3 million. As a result of this acquisition, we recorded additional inventory and other assets (primarily real estate) of $0.9 million and $5.5 million, respectively, and assumed customer deposits and other liabilities of $0.4 million and $0.1 million, respectively. Goodwill associated with this acquisition totaled $0.4 million.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

During the three months ended December 31, 2005, we acquired two Ethan Allen retail IDCs from an independent retailer for total consideration of $2.5 million, which included 50,446 shares of our common stock issued on the closing date and 15,760 shares of our common stock held in escrow pending completion of the contractual holdback period. As a result of this acquisition we recorded additional inventory of $2.3 million and other assets of $1.0 million, and assumed customer deposits of $1.5 million and accounts payable and other liabilities of $0.5 million. Goodwill associated with this acquisition totaled $1.2 million. In August 2006, the contractual holdback period associated with this acquisition ended. Satisfaction of the holdback period and reconciliation, with the seller, of certain purchase accounting matters resulted in the issuance of the shares previously held in escrow as well as an additional 10,509 shares of Ethan Allen stock (total of 26,269 shares).

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

A summary of our allocation of purchase price is provided below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Nature of acquisition	5 IDCs	2 IDCs	7 IDCs	5 IDCs
Total consideration	$3,857	$2,505	$10,274	$4,454
Fair value of assets acquired and liabilities assumed:
Inventory	2,720	2,319	3,750	3,653
PP&E and other assets	785	1,010	6,206	1,171
Customer deposits	(1,324)	(1,508)	(1,687)	(2,089)
A/P and other liabilities	(335)	(557)	(349)	(470)

Goodwill	$2,011	$1,241	$2,354	$2,189

(7)	Goodwill and Other Intangible Assets

As of December 31, 2006, we had goodwill, including product technology, of $70.4 million and other indefinite-lived intangible assets of $19.7 million. Comparable balances as of June 30, 2006 were $68.2 million and $19.7 million, respectively.

Goodwill in the retail and wholesale segments was $42.9 million and $27.5 million, respectively, at December 31, 2006 and $40.7 million and $27.5 million, respectively, at June 30, 2006. The wholesale segment, at both dates, includes additional indefinite-lived intangible assets of $19.7 million which represent Ethan Allen trade names.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill or other indefinite-lived intangible assets but, rather, evaluate such assets for impairment on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of the goodwill or other intangible

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

asset may exceed its fair value. We conduct our required annual impairment test during the fourth quarter of each fiscal year. No impairment losses have been recorded on our goodwill or other indefinite-lived intangible assets as a result of applying the provisions of SFAS No. 142.

(8)	Borrowings

Total debt obligations at December 31, 2006 and June 30, 2006 consist of the following (in thousands):

	December 31, 2006	June 30, 2006
5.375% Senior Notes due 2015	$198,596	$198,516
Industrial revenue bonds	3,855	3,855
Other debt	396	416

Total debt	202,847	202,787
Less: current maturities	39	39

Total long-term debt	$202,808	$202,748

On September 27, 2005, we completed a private offering of $200.0 million of ten-year senior unsecured notes due 2015 (the "Senior Notes"). The Senior Notes were offered by Global and have an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2006. Proceeds received in connection with the issuance of the Senior Notes, net of a related discount of $1.6 million, totaled $198.4 million. As of December 31, 2006 and June 30, 2006, outstanding borrowings related to this transaction are included in the Consolidated Balance Sheets within long-term debt. The discount on this borrowing is being amortized to interest expense over the life of the related debt.

In connection with the offering, debt issuance costs totaling $2.0 million were incurred related, primarily, to banking, legal, accounting, rating agency, and printing services. As of December 31, 2006 and June 30, 2006, these costs are included in the Consolidated Balance Sheets as deferred financing costs within other assets and are being amortized to interest expense over the life of the Senior Notes.

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

Upon issuance of the Senior Notes and settlement of the related forward contracts, losses totaling $0.9 million were incurred representing the change in the fair value of the forward contracts since their respective trade dates. In accordance with SFAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended, it was determined that a portion of the related losses was the result of hedge ineffectiveness and, as such, $0.1 million of the losses was included, within interest and other related financing costs, in the Consolidated Statement of Operations for the six months ended December 31, 2005. The balance of the losses is included (on a net-of-tax basis) in the Consolidated Balance Sheets within accumulated other comprehensive income and is being amortized to interest expense over the life of the Senior Notes. The remaining unamortized balance of these forward contract losses totaled $0.7 million ($0.4 million, net-of-tax) as of December 31, 2006.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9)	Litigation

We and our subsidiaries are subject to various environmental laws and regulations. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials.

As of December 31, 2006, we and/or our subsidiaries have been named as a potentially responsible party ("PRP") with respect to the remediation of four active sites currently listed, or proposed for inclusion, on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, ("CERCLA"). The sites are located in Lyndonville, Vermont; Southington, Connecticut; High Point, North Carolina; and Atlanta, Georgia.

With respect to the Lyndonville, Vermont site, we have resolved our liability by completing remedial construction activities. We obtained a certificate of construction completion, subject to certain limited conditions which were the obligation of another PRP. We have since been advised that all conditions have been finalized. We do not anticipate incurring significant costs with respect to the Southington, Connecticut, High Point, North Carolina, or Atlanta, Georgia sites as we believe that we are not a major contributor based on the very small volume of waste generated by us in relation to total volume at those sites. Specifically, with respect to the Southington site, our volumetric share is less than 1% of over 51 million gallons disposed of at the site and there are more than 1,000 PRPs. With respect to the High Point site, our volumetric share is less than 1% of over 18 million gallons disposed of at the site and there are more than 2,000 PRPs, including more than 1,000 "de-minimis" parties (of which we are one). With respect to the Atlanta site, a former solvent recycling/reclamation facility, our volumetric share is less than 1% of over 20 million gallons disposed of at the site by more than 1,700 PRPs. In all three cases, the other PRPs consist of local, regional, national and multi-national companies.

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

In addition, in July 2000, we were notified by the State of New York (the "State") that we may be named a PRP in a separate, unrelated matter with respect to a site located in Carroll, New York. To date, no further notice has been received from the State and the State has not yet conducted an initial environmental study at this site.

As of December 31, 2006, we believe that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

(10)	Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Weighted average common shares
outstanding for basic calculation	31,737	33,078	31,776	33,499

Effect of dilutive stock options and other share-based awards	766	767	791	737

Weighted average common shares outstanding, adjusted for diluted calculation	32,503	33,845	32,567	34,236

As of December 31, 2006 and 2005, stock options to purchase 345,256 and 719,187 common shares, respectively, had exercise prices which exceeded the average market price of our common stock for the corresponding periods. These options have been excluded from the respective diluted earnings per share calculation as their impact is anti-dilutive.

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

Our accumulated other comprehensive income, which is comprised of losses on certain derivative instruments and accumulated foreign currency translation adjustments, totaled $0.8 million at December 31, 2006 and $0.9 million at June 30, 2006. Losses on derivative instruments are the result of cash-flow hedging contracts entered into in connection with the issuance of the Senior Notes (see Note 8). Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operation of five Ethan Allen-owned retail IDCs located in Canada. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

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

A breakdown of wholesale sales by these product lines for the three and six months ended December 31, 2006 and 2005 is provided below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Case Goods	45%	50%	45%	50%
Upholstered Products	39	35	39	35
Home Accessories and Other	16	15	16	15

	100%	100%	100%	100%

Revenue information by product line is not as easily determined within the retail segment. However, because wholesale production and sales are matched, for the most part, to incoming orders, we believe that the allocation of retail sales by product line would be similar to that of the wholesale segment.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Segment information for the three and six months ended December 31, 2006 and 2005 is set forth below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net Sales:
Wholesale segment	$165,661	$187,535	$321,302	$365,961
Retail segment	177,410	179,994	343,380	338,374
Elimination of inter-company sales	(85,652)	(91,526)	(164,440)	(177,018)

Consolidated Total	$257,419	$276,003	$500,242	$527,317

Operating Income:
Wholesale segment (1)	$30,137	$33,494	$41,561	$63,309
Retail segment	5,791	9,441	8,634	11,109
Elimination of inter-company profit (2)	601	1,353	564	(1,936)

Consolidated Total	$36,529	$44,288	$50,759	$72,482

Capital Expenditures:
Wholesale segment	$2,165	$951	$4,923	$1,877
Retail segment	17,130	15,357	30,024	19,272
Acquisitions (3) (4)	3,360	—	9,569	1,690

Consolidated Total	$22,655	$16,308	$44,516	$22,839

	December 31, 2006	June 30, 2006
Total Assets:
Wholesale segment	$443,308	$486,092
Retail segment	392,459	361,109
Inventory profit elimination (5)	(35,009)	(34,960)

Consolidated Total	$800,758	$812,241

(1)	Operating income for the wholesale segment for the six months ended December 31, 2006 and 2005 includes pre-tax restructuring and impairment charges, net of $13.6 million and $4.2 million, respectively.
(2)	Represents the change in the inventory profit elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned IDC inventory existing at the end of the period. See footnote 4 below.
(3)	For the three months ended December 31, 2006 and 2005, acquisitions include the purchase of 5 retail IDCs and 2 retail IDCs, respectively. For the six months ended December 31, 2006 and 2005, acquisitions include the purchase of 7 retail IDCs and 5 retail IDCs, respectively.
(4)	The 2 retail IDCs purchased during the three months ended December 31, 2005 were acquired in exchange for shares of our common stock. See Note 6.
(5)	Represents the embedded wholesale profit contained in Ethan Allen-owned IDC inventory that has not yet been realized. These profits are realized when the related inventory is sold.

There are 29 independent retail IDCs located outside the United States. Approximately 2.0% of our net sales are derived from sales to these retail IDCs.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13)	Subsequent Events

Business Acquisitions
In January 2007, we acquired, in a single transaction, two Ethan Allen retail IDCs from an independent retailer for total consideration of approximately $1.6 million. As a result of this acquisition, we recorded additional inventory and other assets of $1.0 million and $0.2 million, respectively, and assumed customer deposits and other liabilities of $0.5 million and $0.1 million, respectively. Goodwill associated with this acquisition totaled $1.0 million.

Share-Based Awards
At December 31, 2006, M. Farooq Kathwari, our President and Chief Executive Officer, held options to purchase 1.25 million shares of our common stock, which are fully vested and contractually expire in September 2007. These options were originally issued in two separate 750,000 share grants in September 1997 at exercise prices of $21.17 and $27.52. In August 2006, Mr. Kathwari exercised 250,000 of the options with an exercise price of $21.17. In February 2007, Mr. Kathwari exercised the remaining 500,000 options with an exercise price of $21.17, tendering 369,601 shares of common stock upon exercise. Such shares were retired and recorded as treasury stock. The value of such shares on the date redeemed was $14.4 million, representing an average price per share of $38.83.

(14)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides a comprehensive model for the recognition, measurement, presentation, and disclosure in a company’s financial statements of uncertain tax positions taken, or expected to be taken, on a tax return. If an income tax position exceeds a more likely than not (i.e. greater than 50%) probability of success upon tax audit, the company is to recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with the respective jurisdictional tax laws. This interpretation is effective for fiscal years beginning after December 15, 2006 (July 1, 2007 for the Company). As such, we are currently in the process of evaluating the impact of this authoritative guidance on our consolidated financial statements.

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

(15)	Financial Information About the Parent, the Issuer and the Guarantors

On September 27, 2005, Global (the "Issuer") issued $200 million aggregate principal amount of Senior Notes which have been guaranteed on a senior basis by Interiors (the "Parent"), and other wholly-owned subsidiaries of the Issuer and the Parent, including Ethan Allen Retail, Inc., Ethan Allen Operations, Inc., Ethan Allen Realty, LLC, Lake Avenue Associates, Inc. and Manor House, Inc. The subsidiary guarantors (other than the Parent) are collectively called the "Guarantors". The guarantees of the Guarantors are unsecured. All of the guarantees are full, unconditional and joint and several and the Issuer and each of the Guarantors are 100% owned by the Parent. Ethan Allen (UK) Ltd., KEA International Inc., Northeast Consolidated, Inc., Riverside Water Works, Inc. and our other subsidiaries which are not guarantors are called the "Non-Guarantors". The following tables set forth the condensed consolidating balance sheets as of December 31, 2006 and June 30, 2006, the condensed consolidating statements of operations for the three and six months ended December 31, 2006 and 2005, and the condensed consolidating statements of cash flows for the six months ended December 31, 2006 and 2005, of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands)
December 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$150,403	$5,161	$—	$—	$155,564
Accounts receivable, net	—	14,586	606	20	—	15,212
Inventories	—	—	202,273	12,340	(35,009)	179,604
Prepaid expenses and other current assets	—	20,616	20,714	218	—	41,548
Intercompany	—	527,859	182,737	—	(710,596)	—

Total current assets	—	713,464	411,491	12,578	(745,605)	391,928

Property, plant and equipment, net	—	11,069	301,433	79	—	312,581
Goodwill and other intangible assets	—	37,905	52,222	—	—	90,127
Other assets	—	4,855	1,267	—	—	6,122
Investment in affiliated companies	558,638	161,165	—	—	(719,803)	—

Total assets	$558,638	$928,458	$766,413	$12,657	$(1,465,408)	$800,758

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$—	$39	$—	$—	$39
Customer deposits	—	—	46,709	—	—	46,709
Accounts payable	—	6,724	9,825	6,854	—	23,403
Accrued expenses and other current liabilities	6,488	45,255	12,474	—	—	64,217
Intercompany	132,494	53,434	518,930	5,738	(710,596)	—

Total current liabilities	138,982	105,413	587,977	12,592	(710,596)	134,368

Long-term debt	—	198,596	4,212	—	—	202,808
Other long-term liabilities	—	238	11,945	—	—	12,183
Deferred income taxes	—	30,985	—	—	—	30,985

Total liabilities	138,982	335,232	604,134	12,592	(710,596)	380,344

Shareholders’ equity	419,656	593,226	162,279	65	(754,812)	420,414

Total liabilities and shareholders’ equity	$558,638	$928,458	$766,413	$12,657	$(1,465,408)	$800,758

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands)
June 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$172,246	$1,555	$—	$—	$173,801
Accounts receivable, net	—	21,530	641	8	—	22,179
Inventories	—	—	215,798	8,812	(34,960)	189,650
Prepaid expenses and other current assets	—	17,685	20,232	209	—	38,126
Intercompany	—	436,352	176,433	—	(612,785)	—

Total current assets	—	647,813	414,659	9,029	(647,745)	423,756

Property, plant and equipment, net	—	12,444	281,644	82	—	294,170
Goodwill and other intangible assets	—	37,905	49,994	—	—	87,899
Other assets	—	5,276	1,140	—	—	6,416
Investment in affiliated companies	525,836	186,714	—	—	(712,550)	—

Total assets	$525,836	$890,152	$747,437	$9,111	$(1,360,295)	$812,241

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$—	$39	$—	$—	$39
Customer deposits	—	—	53,203	—	—	53,203
Accounts payable	1,001	11,097	12,410	4,041	—	28,549
Accrued expenses and other current liabilities	5,903	43,418	14,605	1	—	63,927
Intercompany	102,425	42,336	463,021	5,003	(612,785)	—

Total current liabilities	109,329	96,851	543,278	9,045	(612,785)	145,718

Long-term debt	—	198,517	4,231	—	—	202,748
Other long-term liabilities	—	251	11,900	—	—	12,151
Deferred income taxes	—	34,182	—	—	—	34,182

Total liabilities	109,329	329,801	559,409	9,045	(612,785)	394,799

Shareholders’ equity	416,507	560,351	188,028	66	(747,510)	417,442

Total liabilities and shareholders’ equity	$525,836	$890,152	$747,437	$9,111	$(1,360,295)	$812,241

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)
Three Months Ended December 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$165,635	$251,626	$—	$(159,842)	$257,419
Cost of sales	—	116,988	167,411	9	(160,739)	123,669

Gross profit	—	48,647	84,215	(9)	897	133,750

Selling, general and administrative expenses	42	9,478	88,008	7	—	97,535
Restructuring and impairment charge, net	—	—	(314)	—	—	(314)

Total operating expenses	42	9,478	87,694	7	—	97,221

Operating income (loss)	(42)	39,169	(3,479)	(16)	897	36,529

Interest and other miscellaneous income, net	22,834	(2,233)	32	11	(18,069)	2,575
Interest and other related financing costs	—	2,838	77	—	—	2,915

Income before income tax expense	22,792	34,098	(3,524)	5	(17,172)	36,189
Income tax expense	—	12,129	1,268	—	—	13,397

Net income (loss)	$22,792	$21,969	$(4,792)	$5	$(17,172)	$22,792

Three Months Ended December 31, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$187,926	$262,217	$—	$(174,140)	$276,003
Cost of sales	—	132,890	178,433	8	(175,182)	136,149

Gross profit	—	55,036	83,784	(8)	1,042	139,854

Selling, general and administrative expenses	42	11,215	84,317	2	(10)	95,566
Restructuring and impairment charge, net	—	—	—	—	—	—

Total operating expenses	42	11,215	84,317	2	(10)	95,566

Operating income (loss)	(42)	43,821	(533)	(10)	1,052	44,288

Interest and other miscellaneous income, net	26,206	(1,770)	(376)	(101)	(22,798)	1,161
Interest and other related financing costs	—	2,896	78	—	—	2,974

Income before income tax expense	26,164	39,155	(987)	(111)	(21,746)	42,475
Income tax expense	—	13,965	2,346	—	—	16,311

Net income (loss)	$26,164	$25,190	$(3,333)	$(111)	$(21,746)	$26,164

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)
Six Months Ended December 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$320,562	$490,790	$—	$(311,110)	$500,242
Cost of sales	—	225,876	326,209	14	(311,936)	240,163

Gross profit	—	94,686	164,581	(14)	826	260,079

Selling, general and administrative expenses	83	20,946	174,659	10	—	195,698
Restructuring and impairment charge, net	—	—	13,622	—	—	13,622

Total operating expenses	83	20,946	188,281	10	—	209,320

Operating income (loss)	(83)	73,740	(23,700)	(24)	826	50,759

Interest and other miscellaneous income, net	31,327	(20,555)	(140)	23	(5,848)	4,807
Interest and other related financing costs	—	5,700	153	—	—	5,853

Income before income tax expense	31,244	47,485	(23,993)	(1)	(5,022)	49,713
Income tax expense	—	16,914	1,555	—	—	18,469

Net income (loss)	$31,244	$30,571	$(25,548)	$(1)	$(5,022)	$31,244

Six Months Ended December 31, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$366,314	$497,954	$—	$(336,951)	$527,317
Cost of sales	—	258,026	337,535	13	(334,651)	260,923

Gross profit	—	108,288	160,419	(13)	(2,300)	266,394

Selling, general and administrative expenses	83	23,632	165,960	6	(10)	189,671
Restructuring and impairment charge, net	—	—	4,241	—	—	4,241

Total operating expenses	83	23,632	170,201	6	(10)	193,912

Operating income (loss)	(83)	84,656	(9,782)	(19)	(2,290)	72,482

Interest and other miscellaneous income, net	43,377	(11,100)	(313)	(467)	(30,294)	1,203
Interest and other related financing costs	—	3,247	155	—	—	3,402

Income before income tax expense	43,294	70,309	(10,250)	(486)	(32,584)	70,283
Income tax expense	—	24,575	2,414	—	—	26,989

Net income (loss)	$43,294	$45,734	$(12,664)	$(486)	$(32,584)	$43,294

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)
Six Months Ended December 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$31,569	$(22,336)	$47,016	$—	$—	$56,249

Cash flows from investing activities:
Capital expenditures	—	(1,139)	(33,808)	—	—	(34,947)
Acquisitions	—	—	(9,569)	—	—	(9,569)
Proceeds from the disposal of property, plant and
equipment	—	—	61	—	—	61
Other	—	78	—	—	—	78

Net cash used in investing activities	—	(1,061)	(43,316)	—	—	(44,377)

Cash flows from financing activities:
Payments on long-term debt	—	—	(19)	—	—	(19)
Payment of deferred financing costs	—	(107)	—	—	—	(107)
Purchases and other retirements of company stock	(19,536)	—	—	—	—	(19,536)
Proceeds from issuance of common stock	126	—	—	—	—	126
Excess tax benefits from share-based payment arrangements	—	1,661	—	—	—	1,661
Payment of cash dividends	(12,159)	—	—	—	—	(12,159)

Net cash provided by (used in) financing activities	(31,569)	1,554	(19)	—	—	(30,034)

Effect of exchange rate changes on cash	—	—	(75)	—	—	(75)

Net increase (decrease) in cash and cash equivalents	—	(21,843)	3,606	—	—	(18,237)

Cash and cash equivalents - beginning of period	—	172,246	1,555	—	—	173,801

Cash and cash equivalents - end of period	$—	$150,403	$5,161	$—	$—	$155,564

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)
Six Months Ended December 31, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$61,839	$(16,929)	$21,297	$(66)	$–	$66,141

Cash flows from investing activities:
Capital expenditures	—	(450)	(20,699)	—	—	(21,149)
Acquisitions	—	—	(1,690)	—	—	(1,690)
Proceeds from the disposal of property, plant and equipment	—	—	1,563	—	—	1,563
Other	—	(21)	—	—	—	(21)

Net cash used in investing activities	—	(471)	(20,826)	—	—	(21,297)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	(8,000)	—	—	—	(8,000)
Net proceeds from issuance of long-term debt	—	198,396	—	—	—	198,396
Payments on long-term debt	—	—	(40)	—	—	(40)
Purchases and other retirements of company stock	(51,137)	—	—	—	—	(51,137)
Proceeds from issuance of common stock	518	—	—	—	—	518
Payment of deferred financing costs	—	(2,095)	—	—	—	(2,095)
Payment of cash dividends	(11,220)	—	—	—	—	(11,220)

Net cash provided by (used in) financing activities	(61,839)	188,301	(40)	—	—	126,422

Effect of exchange rate changes on cash	—	—	294	—	—	294

Net increase (decrease) in cash and cash equivalents	—	170,901	725	(66)	—	171,560

Cash and cash equivalents - beginning of period	—	—	3,344	104	—	3,448

Cash and cash equivalents - end of period	$—	$170,901	$4,069	$38	$—	$175,008

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (i.e., Gross versus Net Presentation), we may elect to present sales in the Consolidated Statements of Operations on either a gross (that is, include tax collections within revenue and related remittances within operating expenses) or a net (that is, excluded from both revenue and operating expenses) basis. Our policy has always been to report such items on a net basis.

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

Retail IDC Acquisitions - We account for the acquisition of retail IDCs and related assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, which requires application of the purchase method for all business combinations initiated after June 30, 2001. Accounting for these transactions as purchase business combinations requires the allocation of purchase price paid to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. The amount paid in excess of the fair value of net assets acquired is accounted for as goodwill.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Results of Operations

Our revenues are comprised of (i) wholesale sales to independently-owned and Company-owned retail IDCs and (ii) retail sales of Company-owned IDCs. See Note 12 to our Consolidated Financial Statements for the three and six months ended December 31, 2006 and 2005.

The components of consolidated revenue and operating income were as follows (in millions):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Revenue:
Wholesale segment	$165.7	$187.5	$321.3	$366.0
Retail segment	177.4	180.0	343.3	338.3
Elimination of inter-company sales	(85.7)	(91.5)	(164.4)	(177.0)

Consolidated Revenue	$257.4	$276.0	$500.2	$527.3

Operating Income:
Wholesale segment (1)	$30.1	$33.5	$41.6	$63.3
Retail segment	5.8	9.4	8.6	11.1
Elimination of inter-company profit (2)	0.6	1.4	0.6	(1.9)

Consolidated Operating Income	$36.5	$44.3	$50.8	$72.5

(1)	Operating income for the wholesale segment for the six months ended December 31, 2006 and 2005 includes pre-tax restructuring and impairment charges, net of $13.6 million and $4.2 million, respectively.
(2)	Represents the change in the inventory profit elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned IDC inventory existing at the end of the period.

Quarter Ended December 31, 2006 Compared to Quarter Ended December 31, 2005

Consolidated revenue for the three months ended December 31, 2006 decreased by $18.6 million, or 6.7%, to $257.4 million, from $276.0 million for the three months ended December 31, 2005. Net sales for the period largely reflect the delivery of product associated with booked orders and backlog existing as of the end of the preceding quarter. During the quarter, sales were impacted by (i) a weak retail environment for home furnishings, and (ii) the prior year effects of a more favorable economic environment and our initiative to reduce the lead time associated with product delivery to both our independent retailers and consumers, both of which resulted in a substantial reduction in backlog during the three months ended December 31, 2005. These factors were partially offset by (i) the positive effects of our continued efforts to reposition the retail network, (ii) new product introductions, and (iii) the timing of floor sample shipments associated with new product introduced at our annual retailer conference which was conducted during September 2006 in the current period compared to July 2005 in the prior year period.

To date, the repositioning of the retail network has involved three primary elements: the opening of larger, new or relocated IDCs in more prominent locations; development of a more focused advertising campaign to highlight our solutions-based approach and position Ethan Allen as an authority in style and design; and investment within the retail network to strengthen the existing management structure. Implementation of our “project management” initiative, which has resulted in the promotion and/or hiring of approximately 400 project managers, has enabled us to increase the level of service, professionalism, interior design competence, efficiency, and effectiveness of retail IDC personnel. With project managers actively partnering with design consultants and their customers, we believe we have improved the customer service experience and facilitated, to some degree, better awareness of potential cross-selling opportunities.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Wholesale revenue for the second quarter of fiscal 2007 decreased by $21.8 million, or 11.7%, to $165.7 million from $187.5 million in the prior year comparable period. The quarter-over-quarter decrease was primarily attributable to a decline in the incoming order rate as a result of the softer retail environment for home furnishings noted throughout much of the current period, partially offset by the timing of floor sample shipments associated with new product introduced during our September 2006 retailer conference.

Retail revenue from Ethan Allen-owned IDCs for the three months ended December 31, 2006 decreased by $2.6 million, or 1.4%, to $177.4 million from $180.0 million for the three months ended December 31, 2005. The decrease in retail sales by Ethan Allen-owned IDCs was attributable to a decrease in comparable IDC delivered sales of $14.4 million, or 8.5%, and reduced revenue from sold and closed IDCs, which generated $3.3 million fewer sales in the second quarter of fiscal 2007 as compared to the same period in fiscal 2006. These unfavorable variances were partially offset by sales generated by newly opened (including relocated) or acquired IDCs of $15.1 million. The number of Ethan Allen-owned IDCs increased to 149 as of December 31, 2006 as compared to 132 as of December 31, 2005. During that twelve month period, we acquired 14 IDCs from independent retailers, closed 1 IDC, and opened 9 IDCs (5 of which were relocations).

Comparable IDCs are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) IDCs. IDCs acquired by us from independent retailers are included in comparable IDC sales in their 13th full month of Ethan Allen-owned operations.

Quarter-over-quarter, written business of Ethan Allen-owned IDCs increased 2.8% and comparable IDC written business decreased 5.0%. Over that same period, wholesale orders decreased 3.9%. Retail written business reflects the softer retail environment for home furnishings noted throughout much of the current period, likely offset, to some degree, by (i) our continued efforts to reposition the retail network, (ii) recent product introductions, and (iii) our use of national television as an advertising medium throughout much of the quarter. Wholesale written business reflects the impact of the aforementioned factors, as well as the timing of orders placed in connection with our annual retailer conference (September 2006 as compared to July 2005).

Gross profit decreased during the quarter to $133.8 million from $139.9 million in the prior year comparable quarter. The $6.1 million, or 4.4%, decrease in gross profit was primarily attributable to a decline in wholesale sales volume and inefficiencies experienced within our Spruce Pine, North Carolina and Atoka, Oklahoma manufacturing operations as a result of the phase-out of production at these facilities during the period. Partially offsetting these factors were (i) a shift in sales mix with retail sales representing a higher proportionate share of total sales in the current quarter (69%) compared to the prior year period (65%), (ii) the impact of selected price increases implemented during March and September 2006, and (iii) improved plant performance among our remaining domestic manufacturing operations, including price stabilization with regard to the cost of foam. Consolidated gross margin increased to 52.0% in the first quarter of fiscal 2007 from 50.7% in the prior year quarter as a result, primarily, of the factors set forth above.

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the three months ended December 31, 2006 and 2005:

Operating expenses increased $1.7 million, or 1.7%, to $97.2 million, or 37.8% of net sales, in the current quarter from $95.5 million, or 34.6% of net sales, in the prior year quarter. This increase was primarily attributable to increased costs associated with our continued efforts to reposition the retail network which has resulted in higher costs associated with managerial salaries and benefits, occupancy, delivery and warehousing, and designer compensation. Partially offsetting these increases was a period-over-period decrease in advertising expenses and operating costs associated with closed manufacturing facilities, including losses incurred in connection with the disposition of certain property, plant and equipment.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated operating income for the three months ended December 31, 2006 totaled $36.5 million, or 14.2% of net sales, as compared to $44.3 million, or 16.0% of net sales, for the three months ended December 31, 2005. This represents a decrease of $7.8 million which was primarily attributable to a decline in gross profit and higher period-over-period operating expenses, both of which were discussed previously.

Wholesale operating income for the three months ended December 31, 2006 totaled $30.1 million, or 18.2% of net sales, as compared to $33.5 million, or 17.9% of net sales, in the prior year comparable quarter. The decrease of $3.4 million was primarily attributable to a decrease in wholesale sales volume and inefficiencies experienced within manufacturing facilities closed during the period. These factors were partially offset by the favorable impact of (i) recent price increases, (ii) improved plant performance among our remaining domestic manufacturing operations, (iii) decreased advertising expenses, and (iv) a reduction in operating costs associated with closed manufacturing facilities, including losses incurred in connection with the disposition of certain property, plant and equipment.

Retail operating income decreased $3.6 million to $5.8 million, or 3.3% of sales, for the second quarter of fiscal 2007, from $9.4 million, or 5.2% of sales, for the second quarter of fiscal 2006. The decrease in retail operating income generated by Ethan Allen-owned IDCs is primarily attributable to a reduction in sales volume generated by comparable IDCs and IDCs closed or sold during the period, and higher operating expenses as a result of our continued efforts to reposition the retail network. These decreases were partially offset by higher sales volume generated by newly-opened (including relocations) or acquired IDCs.

Interest and other miscellaneous income, net increased $1.4 million from the prior year comparable quarter. The increase was due, primarily, to (i) increased investment income resulting from higher interest rates and higher cash and short-term investment balances maintained during the current period, and (ii) a decrease in losses recorded in the prior year period associated with the disposition of certain real property.

Interest and other related financing costs amounted to $2.9 million, essentially unchanged from the prior year period. This amount is comprised, primarily, of interest expense incurred in connection with our issuance of senior unsecured debt in September 2005.

Income tax expense for the three months ended December 31, 2006 totaled $13.4 million as compared to $16.3 million for the three months ended December 31, 2005. Our effective tax rate for the current quarter was 37.0%, down from 38.4% in the prior year quarter. The lower effective tax rate was a result, primarily, of the benefits derived from the manufacturers’ deduction provided for under The Jobs Creation Act of 2004 and certain tax planning initiatives. Partially offsetting these items were the adverse effects of recently-enacted changes within certain state tax legislation, increased state income tax liability arising in connection with the operation of a greater number of Company-owned IDCs, and increased foreign income tax liability associated with our five retail IDCs operating in Canada.

For the three months ended December 31, 2006, we recorded net income of $22.8 million as compared to $26.2 million in the prior year comparable period. Net income per diluted share totaled $0.70 in the current quarter and $0.77 per diluted share in the prior year quarter.

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005

Consolidated revenue for the six months ended December 31, 2006 decreased by $27.1 million, or 5.1%, to $500.2 million, from $527.3 million for the six months ended December 31, 2005. Net sales for the period largely reflect the delivery of product associated with booked orders and backlog existing as of beginning of the period. During the period, sales were impacted by (i) a weak retail environment for home furnishings, and (ii) the prior year effects of a more favorable economic environment and our initiative to reduce the lead time associated with product delivery to both our independent retailers and consumers, both of which resulted in a substantial reduction in backlog during the three

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

months ended December 31, 2005. These factors were partially offset by (i) the positive effects of our continued efforts to reposition the retail network, and (ii) new product introductions.

Wholesale revenue for the first six months of fiscal 2007 decreased by $44.7 million, or 12.2%, to $321.3 million from $366.0 million in the prior year comparable period. The year-over-year decrease was primarily attributable to a decline in the incoming order rate as a result of the softer retail environment for home furnishings noted throughout much of the current period.

Retail revenue from Ethan Allen-owned IDCs for the six months ended December 31, 2006 increased by $5.0 million, or 1.5%, to $343.4 million from $338.4 million for the six months ended December 31, 2005. The increase in retail sales by Ethan Allen-owned IDCs was attributable to higher sales generated by newly opened (including relocated) or acquired IDCs of $27.8 million. This favorable variance was partially offset by unfavorable variances related to a decrease in comparable IDC delivered sales of $16.9 million, or 5.3%, and reduced revenue from sold and closed IDCs, which generated $5.9 million fewer sales during the first six months of fiscal 2007 as compared to the same period in fiscal 2006.

Year-over-year, written business of Ethan Allen-owned IDCs increased 1.6% and comparable IDC written business decreased 5.5%. Over that same period, wholesale orders decreased 9.2%. Retail written business reflects the softer retail environment for home furnishings noted throughout much of the current period, likely offset, to some degree, by (i) our continued efforts to reposition the retail network, (ii) recent product introductions, and (iii) our use of national television as an advertising medium throughout much of the period. Wholesale written business also reflects the impact of the aforementioned factors.

Gross profit decreased during the period to $260.1 million from $266.4 million in the prior year comparable period. The $6.3 million, or 2.4%, decrease in gross profit was primarily attributable to (i) a decline in wholesale sales volume, (ii) higher costs associated with selected raw materials, particularly foam, and (iii) inefficiencies experienced within our Spruce Pine, North Carolina and Atoka, Oklahoma manufacturing operations as a result of the phase-out of production at these facilities during the period. Partially offsetting these factors were (i) a shift in sales mix with retail sales representing a higher proportionate share of total sales in the current quarter (69%) compared to the prior year period (64%), and (ii) the impact of selected price increases implemented during March and September 2006. Gross profit also benefited, to a lesser degree, from a gain associated with business interruption insurance recoveries received during the period related to hurricane losses sustained during fiscal 2006. Consolidated gross margin increased to 52.0% in the first six months of fiscal 2007 from 50.5% in the prior year quarter as a result, primarily, of the factors set forth above.

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the six months ended December 31, 2006 and 2005:

On September 6, 2006, we announced a plan to close our Spruce Pine, North Carolina case goods manufacturing facility and convert our Atoka, Oklahoma upholstery manufacturing facility into a regional distribution center. In connection with this initiative, we have permanently ceased production at both locations, allocating production among our remaining domestic manufacturing locations and selected offshore vendors. The decision impacted approximately 465 employees with the reduction in headcount to occur throughout the second and third quarters of fiscal 2007. We recorded a pre-tax restructuring and impairment charge of $14.1 million during the quarter ended September 30, 2006, of which $4.0 million was related to employee severance and benefits and other plant exit costs, and $10.1 million, which was non-cash in nature, was related to fixed asset impairment charges, primarily for real property and machinery and equipment, stemming from the decision to cease production activities. During the three months ended December 31, 2006, adjustments totaling $0.3 million were recorded to reverse remaining previously established accruals which were no longer deemed necessary.

On September 7, 2005, we announced a plan to convert another of our existing manufacturing facilities into a regional distribution center. The facility, formerly involved in the production of wood case goods furniture, is located in Dublin,

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Virginia. In connection with this initiative, we permanently ceased production at the Dublin location, allocating production among our remaining domestic manufacturing locations and selected offshore vendors, and have consolidated the distribution operations of our existing Old Fort, North Carolina location into this larger facility. The decision impacted approximately 325 employees, of which approximately 75 have been employed in new positions. We recorded a pre-tax restructuring and impairment charge of $4.2 million during the quarter ended September 30, 2005, of which $1.3 million was related to employee severance and benefits and other plant exit costs, and $2.9 million, which is non-cash in nature, was related to fixed asset impairment charges, primarily for machinery and equipment, stemming from the decision to cease production activities. During the three months ended September 30, 2006, adjustments totaling $0.2 million were recorded to reverse remaining previously established accruals which were no longer deemed necessary.

Including the restructuring and impairment charges referred to above, operating expenses increased $15.4 million, or 7.9%, to $209.3 million, or 41.8% of net sales, in the current period from $193.9 million, or 36.8% of net sales, in the prior year period. This increase was primarily attributable to increased costs associated with (i) the period-over-period change in the aforementioned restructuring and impairment charges, (ii) our continued efforts to reposition the retail network which has resulted in higher costs associated with managerial salaries and benefits, occupancy, delivery and warehousing, and designer compensation, and (iii) increased distribution costs attributable to higher fuel and freight charges. Partially offsetting these increases were (i) a decrease in operating costs associated with closed manufacturing facilities, including losses incurred in connection with the disposition of certain property, plant and equipment, and (ii) a reduction in certain compensation related costs, including share-based compensation expense.

Including the restructuring and impairment charges referred to above, consolidated operating income for the six months ended December 31, 2006 totaled $50.8 million, or 10.1% of net sales, compared to $72.5 million, or 13.7% of net sales, for the six months ended December 31, 2005. This represents a decrease of $21.7 million which was primarily attributable to (i) higher period-over-period operating expenses and (ii) a decline in gross profit, both of which were discussed previously.

Including the restructuring and impairment charges referred to above, wholesale operating income for the six months ended December 31, 2006 totaled $41.6 million, or 12.9% of net sales, as compared to $63.3 million, or 17.3% of net sales, in the prior year comparable period. The decrease of $21.7 million was primarily attributable to (i) a decline in wholesale sales volume, (ii) the period-over-period change in the aforementioned restructuring and impairment charges, (iii) higher costs associated with selected raw materials, particularly foam, (iv) inefficiencies experienced within manufacturing facilities closed during the period, and (v) increased distribution costs attributable to higher fuel and freight charges. These factors were partially offset by (i) the impact of selected price increases implemented during March and September 2006, (ii) a decrease in operating costs associated with closed manufacturing facilities, including losses incurred in connection with the disposition of certain property, plant and equipment, and (iii) a reduction in certain compensation related costs, including share-based compensation expense.

Retail operating income decreased $2.5 million to $8.6 million, or 2.5% of sales, for the first six months of fiscal 2007, from $11.1 million, or 3.3% of sales, for the first six months of fiscal 2006. The decrease in retail operating income generated by Ethan Allen-owned IDCs was primarily attributable to higher operating expenses as a result of our continued efforts to reposition the retail network and a decline in sales volume associated with comparable IDCs and IDCs closed or sold during the period. These unfavorable variances were partially offset by higher sales volume generated by newly-opened (including relocations) or acquired IDCs and, to a lesser extent, the aforementioned gain associated with business interruption insurance recoveries.

Interest and other miscellaneous income, net increased $3.6 million from the prior year comparable period. The increase was due, primarily, to increased investment income resulting from higher interest rates and higher cash and short-term investment balances maintained during the current period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Interest and other related financing costs increased $2.5 million from the prior year comparable period. The increase was due, primarily, to interest expense incurred in connection with our issuance of senior unsecured debt in September 2005.

Income tax expense for the six months ended December 31, 2006 totaled $18.5 million as compared to $27.0 million for the six months ended December 31, 2005. Our effective tax rate for the current six month period was 37.2%, down from 38.4% in the prior year comparable period. The lower effective tax rate was a result, primarily, of the benefits derived from the manufacturers’ deduction provided for under The Jobs Creation Act of 2004 and certain tax planning initiatives. Partially offsetting these items were the adverse effects of recently-enacted changes within certain state tax legislation, increased state income tax liability arising in connection with the operation of a greater number of Company-owned IDCs, and increased foreign income tax liability associated with our five retail IDCs operating in Canada.

For the six months ended December 31, 2006, we recorded net income of $31.2 million as compared to $43.3 million in the prior year comparable period. Net income per diluted share totaled $0.96 in the current six month period and $1.26 per diluted share in the prior year period.

Liquidity and Capital Resources

As of December 31, 2006, we maintained cash and cash equivalents totaling $155.6 million. Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, and borrowing capacity under a $200.0 million revolving credit facility.

The credit facility includes an accordion feature which provides for an additional $100.0 million of liquidity, if needed, as well as sub-facilities for trade and standby letters of credit of $100.0 million and swingline loans of $5.0 million. The credit facility contains various covenants which may limit our ability to: incur debt; engage in mergers and consolidations; make restricted payments; sell certain assets; make investments; and issue stock. We are also required to meet certain financial covenants including a fixed charge coverage ratio, which shall not be less than 3.00 to 1 for any period of four consecutive fiscal quarters ended on or after June 30, 2005, and a leverage ratio, which shall not be greater than 3.00 to 1 at any time. As of December 31, 2006, we had satisfactorily complied with these covenants.

In addition, on September 27, 2005, we completed a private offering of $200.0 million in ten-year senior unsecured notes due 2015 (the "Senior Notes"). The Senior Notes were offered by Ethan Allen Global, Inc. ("Global"), a wholly-owned subsidiary of the Company, and have an annual coupon rate of 5.375%. We intend to utilize the net proceeds of $198.4 million to expand our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes.

In connection with the issuance of the Senior Notes, Global, in July and August 2005, entered into 6 separate forward contracts to hedge the risk-free interest rate associated with $108.0 million of the related debt in order to mitigate the negative impact of interest rate fluctuations on earnings, cash flows and equity. The forward contracts were entered into with a major banking institution thereby mitigating the risk of credit loss. Upon issuance of the Senior Notes and settlement of the related forward contracts, losses totaling $0.9 million were incurred representing the change in the fair value of the forward contracts since their respective trade dates. In accordance with SFAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended, it was determined that a portion of the related losses was the result of hedge ineffectiveness and, as such, $0.1 million of the losses was included, within interest and other related financing costs, in the Consolidated Statement of Operations for the three month period ended September 30, 2005. The balance of the losses is included (on a net-of-tax basis) in the Consolidated Balance Sheets within accumulated other comprehensive income and is being amortized to interest expense over the life of the Senior Notes. The remaining unamortized balance of these forward contract losses totaled $0.7 million ($0.4 million, net-of-tax) as of December 31, 2006.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A summary of net cash provided by (used in) operating, investing, and financing activities for the six month periods ended December 31, 2006 and 2005 is provided below (in millions):

	Six Months Ended December 31,
	2006	2005
Operating Activities:
Net income plus depreciation and amortization	$42.7	$54.2
Working capital	5.8	9.6
Excess tax benefits from share-based payment arrangements	(1.7)	(0.1)
Other (non-cash items, long-term assets and liabilities)	9.4	2.3

Total provided by operating activities	$56.2	$66.0

Investing Activities:
Capital expenditures	$(34.9)	$(21.2)
Acquisitions	(9.6)	(1.7)
Asset sales	—	1.6
Other	0.1	—

Total used in investing activities	$(44.4)	$(21.3)

Financing Activities:
Revolving credit borrowings (payments), net	$—	$(8.0)
Issuances (payments) of long-term debt, net	—	198.4
Issuances of common stock	0.1	0.5
Purchases and other retirements of company stock	(19.5)	(51.2)
Payment of cash dividends	(12.2)	(11.2)
Payment of deferred financing costs	(0.1)	(2.1)
Excess tax benefits from share-based payment arrangements	1.7	0.1

Total provided by (used in) financing activities	$(30.0)	$126.5

Operating Activities

During the six months ended December 31, 2006, cash provided by operating activities decreased $9.8 million as a result, primarily, of (i) decreased sales and operating income, (ii) changes in working capital (accounts receivable, inventories, prepaid and other current assets, customer deposits, payables, and accrued expenses and other current liabilities) arising in the ordinary course of business, and (iii) changes in excess tax benefits arising in connection with the exercise of share-based awards. In addition, operating cash flow for the six month period includes the effects of changes in several other non-cash items, including restructuring and impairment charges, losses incurred in connection with the sale of certain property, plant and equipment during the period, and compensation expense related to share-based awards.

Investing Activities

During the six months ended December 31, 2006, cash used in investing activities increased $23.1 million due, primarily, to an increase in cash utilized to fund capital expenditures and acquisition activity. The current level of capital spending is principally attributable to (i) new IDC development and renovation, (ii) conversion of the Dublin, Virginia manufacturing facility to a regional distribution center, (iii) entity-wide technology initiatives, and (iv) improvements within our remaining manufacturing facilities. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Financing Activities

During the six months ended December 31, 2006, cash provided by financing activities decreased $156.5 million as a result, primarily, of our receipt of the net proceeds from the issuance of the Senior Notes in the prior year period. The decrease in cash provided as a result of this item was partially offset by (i) a reduction in payments related to the acquisition of treasury stock, and (ii) a decrease in cash utilized to fund net borrowing activity on our revolving credit facility. On November 14, 2006, we declared a dividend of $0.20 per common share, payable on January 25, 2007, to shareholders of record as of January 10, 2007. We expect to continue to declare quarterly dividends for the foreseeable future.

As of December 31, 2006, our outstanding debt totaled $202.8 million, the current and long-term portions of which amounted to less than $0.1 million and $202.8 million, respectively. The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are: less than $0.1 million in each of fiscal 2008, 2009, and 2010; and $3.9 million in fiscal 2011. The balance of our long-term debt ($198.8 million) matures in fiscal years 2012 and thereafter.

We had no revolving loans outstanding under the credit facility as of December 31, 2006, and stand-by letters of credit outstanding under the facility at that date totaled $15.7 million. Remaining available borrowing capacity under the facility was $184.3 million at December 31, 2006.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of December 31, 2006, we had working capital of $257.6 million and a current ratio of 2.92 to 1.

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

During the six months ended December 31, 2006 and 2005, we repurchased and/or retired the following shares of our common stock:

	Six Months Ended December 31,
	2006(1)(2)	2005
Common shares repurchased	478,300	1,606,900
Cost to repurchase common shares	$16,672,720	$51,136,909
Average price per share	$34.86	$31.82

(1)	Repurchase activity for the six months ended December 31, 2006 excludes $1,000,807 in common stock repurchases with a June 2006 trade date and a July 2006 settlement date.
(2)

During August 2006, we also retired 185,930 shares of common stock tendered upon the exercise of outstanding employee stock options (137,517 to cover share exercise and 48,413 to cover related employee tax withholding liabilities). The total value of such shares on the date redeemed was $7,154,586, representing an average price per share of $38.48.

For each of the periods presented above, we funded our purchases of treasury stock with existing cash on hand and cash generated through current period operations. On July 25, 2006, the Board of Directors increased the then remaining share repurchase authorization to 2,500,000 shares. As of December 31, 2006, we had a remaining Board authorization to repurchase 2,473,000 shares.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Retailer-Related Guarantees

We have obligated ourselves, on behalf of one of our independent retailers, with respect to a $1.5 million credit facility (the "Credit Facility") comprised of a $1.1 million revolving line of credit and a $0.4 million term loan. This obligation requires us, in the event of the retailer’s default under the Credit Facility, to repurchase the retailer’s inventory, applying such purchase price to the retailer’s outstanding indebtedness under the Credit Facility. Our obligation remains in effect for the life of the term loan which expires in April 2008. The maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is limited to the amount outstanding under the Credit Facility at the time of default (subject to pre-determined lending limits based on the value of the underlying inventory) and, as such, is not an estimate of future cash flows. No specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this obligation, except to the extent that we maintain the right to take title to the repurchased inventory. We anticipate that the repurchased inventory could subsequently be sold through our retail IDC network.

As of December 31, 2006, the amount outstanding under the Credit Facility totaled approximately $0.8 million, substantially all of which was outstanding under the revolving credit line. Based on the underlying creditworthiness of the respective retailer, we believe this obligation will expire without requiring funding by us. However, in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, a liability has been established to reflect our non-contingent obligation under this arrangement as a result of modifications made to the Credit Facility subsequent to January 1, 2003. As of December 31, 2006, the carrying amount of such liability is less than $50,000.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to five years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of December 31, 2006, our product warranty liability totaled $1.3 million.

Business Outlook

While we cannot forecast, with any degree of certainty, changes in the various macro-economic factors that influence the incoming order rate, we believe that we are well-positioned for the next phase of economic growth based upon our existing business model which includes: (i) an established brand; (ii) a comprehensive complement of home decorating solutions; and (iii) a vertically-integrated operating structure.

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

In addition, we believe that our retail strategy, which involves (i) a continued focus on providing a wide array of product solutions and superior customer service, (ii) the opening of larger, new or relocated IDCs in more prominent locations, while encouraging independent retailers to do the same, and (iii) the development of a more professional management structure within our retail network, provides an opportunity to further grow our business.

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

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but do not impact earnings or cash flows. At December 31, 2006, we had no floating-rate debt obligations outstanding. As of that same date, our fixed-rate debt obligations consist, primarily, of the Senior Notes. The estimated fair value of the Senior Notes as of December 31, 2006, which is based, primarily, on interest rate changes subsequent to the date on which the debt was issued, and which has been determined using quoted market prices, was $188.3 million as compared to a carrying value of $198.6 million.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer ("CEO") (our principal executive officer) and the Vice President-Finance ("VPF") (our principal financial officer), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth herein, there has been no material change to the matters discussed in Part I, Item 3 - Legal Proceedings in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 13, 2006.

Item 1A. Risk Factors

There has been no material change to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 13, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Certain information regarding purchases made by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended December 31, 2006 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)
October 2006	-	-	-	2,473,000
November 2006	-	-	-	2,473,000
December 2006	-	-	-	2,473,000

Total	-	-	-

(a)

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Ethan Allen Interiors Inc. was held on November 14, 2006. Proxies for The Annual Meeting of Shareholders were solicited pursuant to Rule 14 under the Securities Exchange Act of 1934, as amended; there was no solicitation in opposition to the nominees for the Board of Directors as listed in the proxy statement; and such nominees were elected.

A brief description of each matter voted upon at the Annual Meeting, and the results of the voting, are as follows:

    1.        Election of Directors to serve for a term expiring in 2009:

Name	For	Withheld
Richard A. Sandberg	28,518,963	137,448
Frank A. Wisner	28,516,237	140,174

    2.        Election/ratification of KPMG LLP as independent auditors for the fiscal year ended June 30, 2007:

For	Against	Abstentions
28,424,298	125,805	106,308

    3.        Election/ratification of proposal to amend the 1992 Stock Option Plan:

For	Against	Abstentions
22,540,425	3,266,602	2,849,384

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
*	31.1	Rule 13a-14(a) Certification of Principal Executive Officer
*	31.2	Rule 13a-14(a) Certification of Principal Financial Officer
*	32.1	Section 1350 Certification of Principal Executive Officer
*	32.2	Section 1350 Certification of Principal Financial Officer
*	Filed herewith.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHAN ALLEN INTERIORS INC.

(Registrant)

DATE:	February 6, 2007	BY:	/s/ M. Farooq Kathwari
M. Farooq Kathwari

Chairman, President and Chief Executive Officer

(Principal Executive Officer)

DATE:	February 6, 2007	BY:	/s/ Jeffrey Hoyt
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