Form 10-Q
period 2007-03-31
ETHAN ALLEN INTERIORS INC
filed 2007-05-07
CIK 896156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

At March 31, 2007, there were 31,285,568 shares
of Class A Common Stock, par value $.01, outstanding.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2007	June 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$132,946	$173,801
Accounts receivable, less allowance for doubtful accounts of $1,871 at March 31, 2007 and $2,074 at June 30, 2006	18,811	22,179
Inventories (note 4)	180,753	189,650
Prepaid expenses and other current assets	49,767	31,289
Deferred income taxes	5,983	8,696

Total current assets	388,260	425,615

Property, plant and equipment, net	316,606	294,170
Goodwill and other intangible assets (notes 6 and 7)	91,094	87,899
Other assets (note 8)	5,932	6,416

Total assets	$801,892	$814,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (note 8)	$39	$39
Customer deposits	53,532	53,203
Accounts payable	25,564	28,549
Accrued compensation and benefits	33,942	33,314
Accrued expenses and other current liabilities (note 5)	28,444	32,472

Total current liabilities	141,521	147,577

Long-term debt (note 8)	202,838	202,748
Other long-term liabilities	12,054	12,151
Deferred income taxes	34,250	34,182

Total liabilities	390,663	396,658
Shareholders’ equity:
Class A common stock, par value $.01, 150,000,000 shares authorized; 47,440,950 shares issued at March 31, 2007 and 46,686,512 shares issued at June 30, 2006	474	467
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at March 31, 2007 and June 30, 2006	—	—
Preferred stock, par value $.01, 1,055,000 shares authorized; no shares issued and outstanding at March 31, 2007 and June 30, 2006	—	—
Additional paid-in capital	329,752	307,852

	330,226	308,319
Less: Treasury stock (at cost), 16,155,382 shares at March 31, 2007 and 14,566,620 shares at June 30, 2006	(479,062)	(421,308)
Retained earnings	559,226	529,496
Accumulated other comprehensive income (notes 8 and 11)	839	935

Total shareholders’ equity	411,229	417,442

Total liabilities and shareholders’ equity	$801,892	$814,100

        See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net sales	$246,539	$267,071	$746,781	$794,388
Cost of sales	118,023	132,325	358,186	393,248

Gross profit	128,516	134,746	388,595	401,140

Operating expenses:
Selling	54,880	58,340	164,093	166,291
General and administrative	45,729	43,067	132,214	124,787
Restructuring and impairment charge (credit), net (note 5)	(180)	—	13,442	4,241

Total operating expenses	100,429	101,407	309,749	295,319

Operating income	28,087	33,339	78,846	105,821

Interest and other miscellaneous income, net	2,339	1,747	7,146	2,950
Interest and other related financing costs (note 8)	2,927	3,095	8,780	6,497

Income before income taxes	27,499	31,991	77,212	102,274

Income tax expense	10,000	11,997	28,469	38,986

Net income	$17,499	$19,994	$48,743	$63,288

Per share data (note 10):

Basic earnings per common share:

Net income per basic share	$0.55	$0.61	$1.54	$1.90

Basic weighted average common shares	31,656	33,021	31,736	33,340

Diluted earnings per common share:

Net income per diluted share	$0.54	$0.59	$1.50	$1.85

Diluted weighted average common shares	32,352	34,046	32,495	34,173

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2007	2006
Operating activities:
Net income	$48,743	$63,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,241	16,141
Compensation expense related to share-based awards	637	1,672
Provision (benefit) for deferred income taxes	2,781	848
Excess tax benefits from share-based payment arrangements	(4,954)	(411)
Restructuring and impairment charge (credit), net	9,439	2,915
(Gain) loss on disposal of property, plant and equipment	493	1,809
Other	419	352
Change in assets and liabilities, net of the effects of acquired businesses:
Accounts receivable	2,759	359
Inventories	13,648	(603)
Prepaid expenses and other current assets	(16,703)	(3,304)
Other assets	372	1,271
Customer deposits	(1,899)	2,087
Accounts payable	(5,432)	7,050
Accrued expenses and other current liabilities	2,467	(1,064)
Other long-term liabilities	(97)	(370)

Net cash provided by operating activities	69,914	92,040

Investing activities:
Proceeds from the disposal of property, plant and equipment	1,673	2,357
Capital expenditures	(47,459)	(28,267)
Acquisitions	(11,376)	(6,339)
Cash payments on hedging contracts	—	(930)
Other	86	942

Net cash used in investing activities	(57,076)	(32,237)

Financing activities:
Borrowings on revolving credit facility	—	17,000
Payments on revolving credit facility	—	(25,000)
Net proceeds from issuance of long-term debt	—	198,396
Payments on long-term debt	(29)	(59)
Proceeds from issuance of common stock	249	1,931
Excess tax benefits from share-based payment arrangements	4,954	411
Payment of deferred financing costs	(107)	(2,142)
Payment of cash dividends	(18,529)	(17,161)
Purchases and other retirements of company stock	(40,197)	(51,137)

Net cash (used in) provided by financing activities	(53,659)	122,239

Effect of exchange rate changes on cash	(34)	264

Net increase (decrease) in cash and cash equivalents	(40,855)	182,306
Cash and cash equivalents - beginning of period	173,801	3,448

Cash and cash equivalents - end of period	$132,946	$185,754

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Nine Months Ended March 31, 2007

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance at June 30, 2006	$467	$307,852	$(421,308)	$935	$529,496	$417,442

Issuance of 754,438 shares of common stock upon exercise of share-based awards (note 3)	7	16,117	—	—	—	16,124

Compensation expense associated with share-based awards (note 3)	—	637	—	—	—	637

Tax benefit associated with exercise of share-based awards (note 3)	—	4,954	—	—	—	4,954

Charge for early vesting of share-based awards	—	22	—	—	—	22

Treasury shares issued in connection with retail IDC acquisition (26,269 shares) (note 6)	—	170	765	—	—	935

Purchase/retirement of 1,615,031 shares of company stock (note 3)	—	—	(58,519)	—	—	(58,519)

Dividends declared on common stock	—	—	—	—	(19,013)	(19,013)

Other comprehensive income (notes 8 and 11):
Currency translation adjustments	—	—	—	(132)	—	(132)
Reclass of loss on cash-flow hedge, net-of-tax	—	—	—	36	—	36
Net income	—	—	—	—	48,743	48,743

Total comprehensive income						48,647

Balance at March 31, 2007	$474	$329,752	$(479,062)	$839	$559,226	$411,229

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and nine months ended March 31, 2007 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2006.

Certain prior year amounts have been reclassified in order for them to conform to the current year’s presentation. These changes were made for disclosure purposes only and did not have any impact on previously reported results of operations or shareholders’ equity.

(3)	Share-Based Compensation

Effective July 1, 2005, share-based awards granted under our 1992 Stock Option Plan (the "Plan") are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superceded Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. SFAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, we adhere to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

Our results for the three and nine months ended March 31, 2007 include share-based compensation expense totaling $0.2 million and $0.6 million, respectively. For the three and nine months ended March 31, 2006, share-based compensation expense totaled $0.3 million and $1.7 million, respectively. Such amounts have been included in the Consolidated Statements of Operations within selling, general and administrative expenses. During the three and nine months ended March 31, 2007, we recognized related tax benefits associated with our share-based compensation arrangements totaling $0.1 million and $0.3 million, respectively. For the three and nine months ended March 31, 2006, tax benefits recognized totaled $0.1 million and $0.6 million, respectively. Such amounts have been included in the Consolidated Statements of Operations within income tax expense.

During the quarter ended March 31, 2007, we received proceeds totaling $10.7 million upon the exercise of share-based awards. Approximately $10.6 million of the proceeds were in the form of our common stock (272,556 shares) with the remaining $0.1 million in cash. An additional 97,045 shares of our common stock were received to cover employee tax withholding liabilities associated with such exercise activity. We recognized tax benefits totaling $3.3 million in connection with share-based award exercise activity occurring during the period.

During the quarter ended September 30, 2006, we received proceeds totaling $5.4 million upon the exercise of share-based awards. Approximately $5.3 million of the proceeds were in the form of our common stock (137,517 shares) with the remaining $0.1 million in cash. An additional 48,413 shares of our common stock were received to cover employee tax withholding liabilities associated with such exercise activity. We recognized tax benefits totaling $1.6 million in connection with share-based award exercise activity occurring during the period.

All shares of our common stock received in connection with the exercise of share-based awards have been recorded as treasury stock and result in a reduction in shareholders’ equity.

(4)	Inventories

Inventories at March 31, 2007 and June 30, 2006 are summarized as follows (in thousands):

	March 31, 2007	June 30, 2006
Finished goods	$150,022	$155,630
Work in process	6,867	6,111
Raw materials	23,864	27,909

	$180,753	$189,650

Inventories are presented net of a related valuation allowance of $2.9 million at both March 31, 2007 and June 30, 2006.

(5)	Plant Consolidations

In recent years, we have developed, announced and executed plans to consolidate our manufacturing operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

On September 6, 2006, we announced a plan to close our Spruce Pine, North Carolina case goods manufacturing facility and convert our Atoka, Oklahoma upholstery manufacturing facility into a regional distribution center. In connection with this initiative, we have permanently ceased production at both locations, allocating production among our remaining domestic manufacturing locations and selected offshore vendors. The decision impacted approximately 465 employees with the reduction in headcount occurring during the second and third quarters of fiscal 2007. We recorded a pre-tax restructuring and impairment charge of $14.1 million during the quarter ended September 30, 2006, of which $4.0 million was related to employee severance and benefits and other plant exit costs, and $10.1 million, which was non-cash in nature, was related to fixed asset impairment charges, primarily for real property and machinery and equipment, stemming from the decision to cease production activities. During the three months ended March 31, 2007 and December 31, 2006, adjustments totaling $0.2 million and $0.3 million, respectively, were recorded to reverse remaining previously established accruals which were no longer deemed necessary.

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

As of March 31, 2007, all restructuring related obligations for severance and employee benefits were satisfied. The remaining accrual balances which were deemed unnecessary have been reversed. No restructuring reserves are included in the Consolidated Balance Sheets as accrued expenses within current liabilities. Activity in the Company’s restructuring reserves is summarized as follows (in thousands):

	Original Charges	Cash Payments	Non-cash Utilized	Adjustments	Balance at March 31, 2007
Spruce Pine, NC / Atoka, OK
Employee severance and other related payroll and benefit costs	$3,903	$(3,455)	$—	$(448)	$—
Other plant exit costs	100	(100)	—	—	—
Write-down of long-lived assets	10,099	—	(10,099)	—	—

	$14,102	$(3,555)	$(10,099)	$(448)	$—

Dublin, VA
Employee severance and other related payroll and benefit costs	$1,266	$(1,054)	$—	$(212)	$—
Other plant exit costs	60	(60)	—	—	—
Write-down of long-lived assets	2,915	—	(2,915)	—	—

	$4,241	$(1,114)	$(2,915)	$(212)	$—

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6)           Business Acquisitions

In January 2007, we acquired, in a single transaction, two Ethan Allen retail interior design centers (“IDCs”) from an independent retailer for total consideration of $1.6 million. As a result of this acquisition, we recorded additional inventory and other assets of $1.2 million and assumed customer deposits of $0.5 million and accounts payable and other liabilities of $0.1 million. Goodwill associated with this acquisition totaled $1.0 million.

During November and December 2006, we acquired, in three separate transactions, five Ethan Allen retail IDCs from three independent retailers for total consideration of approximately $3.9 million. As a result of these acquisitions, we recorded additional inventory and other assets of $2.7 million and $0.8 million, respectively, and assumed customer deposits and other liabilities of $1.3 million and $0.3 million, respectively. Goodwill associated with these acquisitions totaled $2.0 million.

In September 2006, we acquired, in a single transaction, two Ethan Allen retail IDCs from an independent retailer for total consideration of approximately $6.3 million. As a result of this acquisition, we recorded additional inventory and other assets (primarily real estate) of $1.0 million and $5.4 million, respectively, and assumed customer deposits and other liabilities of $0.4 million and $0.1 million, respectively. Goodwill associated with this acquisition totaled $0.4 million.

During the three months ended March 31, 2006, we acquired, in two separate transactions, two Ethan Allen retail IDCs from two independent retailers for total consideration of $4.9 million. As a result of these acquisitions, we (i) recorded additional inventory of $0.8 million, property, plant and equipment (real estate) of $3.7 million, and other assets of $0.2 million, and (ii) assumed customer deposits of $0.4 million and accounts payable and other liabilities of $0.2 million. Goodwill associated with these acquisitions totaled $0.8 million.

During the three months ended December 31, 2005, we acquired, in a single transaction, two Ethan Allen retail IDCs from an independent retailer for total consideration of $2.5 million, which included 50,446 shares of our common stock issued on the closing date and 15,760 shares of our common stock held in escrow pending completion of the contractual holdback period. As a result of this acquisition we recorded additional inventory of $2.3 million and other assets of $1.0 million, and assumed customer deposits of $1.5 million and accounts payable and other liabilities of $0.5 million. Goodwill associated with this acquisition totaled $1.2 million. In August 2006, the contractual holdback period associated with this acquisition ended. Satisfaction of the holdback period and reconciliation, with the seller, of certain purchase accounting matters resulted in the issuance of the shares previously held in escrow as well as an additional 10,509 shares of our common stock (total of 26,269 shares).

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

All acquisitions are subject to a contractual holdback, or reconciliation, period during which the parties to the transaction may agree to certain normal and customary purchase accounting adjustments.

Goodwill associated with our acquisitions represents the premium paid to the seller related to the acquired business (i.e. market presence) and other fair value adjustments to the assets acquired and liabilities assumed. Further discussion of our goodwill and other intangible assets can be found in Note 7.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

A summary of our allocation of purchase price is provided below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Nature of acquisition	2 IDCs	2 IDCs	9 IDCs	7 IDCs
Total consideration	$1,592	$4,924	$12,136	$9,378
Fair value of assets acquired and liabilities assumed:
Inventory	1,005	838	4,751	4,491
PP&E and other assets	156	3,861	6,369	5,032
Customer deposits	(540)	(390)	(2,228)	(2,479)
A/P and other liabilities	(34)	(172)	(115)	(642)

Goodwill and other intangible assets	$1,005	$787	$3,359	$2,976

(7)	Goodwill and Other Intangible Assets

As of March 31, 2007, we had goodwill, including product technology, of $71.4 million and other indefinite-lived intangible assets of $19.7 million. Comparable balances as of June 30, 2006 were $68.2 million and $19.7 million, respectively.

Goodwill in the retail and wholesale segments was $43.9 million and $27.5 million, respectively, at March 31, 2007 and $40.7 million and $27.5 million, respectively, at June 30, 2006. The wholesale segment, at both dates, includes additional indefinite-lived intangible assets of $19.7 million which represent Ethan Allen trade names.

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

(8)	Borrowings

Total debt obligations at March 31, 2007 and June 30, 2006 consist of the following (in thousands):

	March 31, 2007	June 30, 2006
5.375% Senior Notes due 2015	$198,636	$198,516
Industrial revenue bonds	3,855	3,855
Other debt	386	416

Total debt	202,877	202,787
Less: current maturities	39	39

Total long-term debt	$202,838	$202,748

On September 27, 2005, we completed a private offering of $200.0 million of ten-year senior unsecured notes due 2015 (the "Senior Notes"). The Senior Notes were offered by Global and have an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2006. Proceeds received in connection with the issuance of the Senior Notes, net of a related discount of $1.6 million,

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

totaled $198.4 million. As of March 31, 2007 and June 30, 2006, outstanding borrowings related to this transaction are included in the Consolidated Balance Sheets within long-term debt. The discount on this borrowing is being amortized to interest expense over the life of the related debt.

In connection with the offering, debt issuance costs totaling $2.0 million were incurred related, primarily, to banking, legal, accounting, rating agency, and printing services. As of March 31, 2007 and June 30, 2006, these costs are included in the Consolidated Balance Sheets as deferred financing costs within other assets and are being amortized to interest expense over the life of the Senior Notes.

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

Upon issuance of the Senior Notes and settlement of the related forward contracts, losses totaling $0.9 million were incurred representing the change in the fair value of the forward contracts since their respective trade dates. In accordance with SFAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended, it was determined that a portion of the related losses was the result of hedge ineffectiveness and, as such, $0.1 million of the losses was included, within interest and other related financing costs, in the Consolidated Statement of Operations for the six months ended December 31, 2005. The balance of the losses is included (on a net-of-tax basis) in the Consolidated Balance Sheets within accumulated other comprehensive income and is being amortized to interest expense over the life of the Senior Notes. The remaining unamortized balance of these forward contract losses totaled $0.7 million ($0.4 million, net-of-tax) as of March 31, 2007.

(9)	Litigation

We and our subsidiaries are subject to various environmental laws and regulations. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials.

As of March 31, 2007, we and/or our subsidiaries have been named as a potentially responsible party ("PRP") with respect to the remediation of four active sites currently listed, or proposed for inclusion, on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The sites are located in Lyndonville, Vermont; Southington, Connecticut; High Point, North Carolina; and Atlanta, Georgia.

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

Notes to Consolidated Financial Statements (Unaudited)

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

As of March 31, 2007, we believe that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.

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

(10)	Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Weighted average common shares
outstanding for basic calculation	31,656	33,021	31,736	33,340

Effect of dilutive stock options and other share-based awards	696	1,025	759	833

Weighted average common shares outstanding, adjusted for diluted calculation	32,352	34,046	32,495	34,173

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

As of March 31, 2007 and 2006, stock options to purchase 304,705 and 52,481 common shares, respectively, had exercise prices which exceeded the average market price of our common stock for the corresponding periods. These options have been excluded from the respective diluted earnings per share calculation as their impact is anti-dilutive.

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

Our accumulated other comprehensive income, which is comprised of losses on certain derivative instruments and accumulated foreign currency translation adjustments, totaled $0.8 million at March 31, 2007 and $0.9 million at June 30, 2006. Losses on derivative instruments are the result of cash-flow hedging contracts entered into in connection with the issuance of the Senior Notes (see Note 8). Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operation of five Ethan Allen-owned retail IDCs located in Canada. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other).

A breakdown of wholesale sales by these product lines for the three and nine months ended March 31, 2007 and 2006 is provided below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Case Goods	46%	48%	45%	49%
Upholstered Products	36	37	38	36
Home Accessories and Other	18	15	17	15

	100%	100%	100%	100%

Revenue information by product line is not as easily determined within the retail segment. However, because wholesale production and sales are matched, for the most part, to incoming orders, we believe that the allocation of retail sales by product line would be similar to that of the wholesale segment.

Segment information for the three and nine months ended March 31, 2007 and 2006 is set forth below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net Sales:
Wholesale segment	$171,906	$192,192	$493,208	$558,153
Retail segment	167,724	168,224	511,104	506,598
Elimination of inter-company sales	(93,091)	(93,345)	(257,531)	(270,363)

Consolidated Total	$246,539	$267,071	$746,781	$794,388

Operating Income:
Wholesale segment (1)	$31,862	$33,974	$73,423	$97,283
Retail segment	(94)	139	8,540	11,248
Elimination of inter-company profit (2)	(3,681)	(774)	(3,117)	(2,710)

Consolidated Total	$28,087	$33,339	$78,846	$105,821

Capital Expenditures:
Wholesale segment	$1,992	$2,226	$6,915	$4,103
Retail segment	10,520	4,892	40,544	24,164
Acquisitions (3) (4)	1,807	4,649	11,376	6,339

Consolidated Total	$14,319	$11,767	$58,835	$34,606

	March 31, 2007	June 30, 2006
Total Assets:
Wholesale segment	$423,668	$487,951
Retail segment	417,221	361,109
Inventory profit elimination (5)	(38,997)	(34,960)

Consolidated Total	$801,892	$814,100

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Operating income for the wholesale segment for the nine months ended March 31, 2007 and 2006 includes pre-tax restructuring and impairment charges, net of $13.4 million and $4.2 million, respectively.
(2)

Represents the change in the inventory profit elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned IDC inventory existing at the end of the period. See footnote 5 below.

(3)

For the three months ended March 31, 2007 and 2006, acquisitions include the purchase of 2 retail IDCs in each period. For the nine months ended March 31, 2007 and 2006, acquisitions include the purchase of 9 retail IDCs and 7 retail IDCs, respectively.

(4)	The 2 retail IDCs purchased during the three months ended December 31, 2005 were acquired in exchange for shares of our common stock. See Note 6.
(5)	Represents the embedded wholesale profit contained in Ethan Allen-owned IDC inventory that has not yet been realized. These profits are realized when the related inventory is sold.

There are 33 independent retail IDCs located outside the United States. Less than 3.0% of our net sales are derived from sales to these retail IDCs.

(13)	Subsequent Events

Business Acquisitions
In May 2007, we acquired, in a single transaction, one Ethan Allen retail IDC from an independent retailer for total consideration of approximately $0.9 million. As a result of this acquisition, we recorded additional inventory and other assets of $0.6 million and $0.1 million, respectively, and assumed customer deposits of $0.2 million. Goodwill associated with this acquisition totaled $0.4 million.

Share Repurchases
During April and May 2007, we purchased, in two separate open market transactions on two different trading days, 62,700 shares of our common stock at a total cost of $2,152,334, or $34.33 per share. All of our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows the Company to choose to measure selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (July 1, 2008 for the Company). As such, we are currently in the process of evaluating the impact of this authoritative guidance on our consolidated financial statements.

(15)	Financial Information About the Parent, the Issuer and the Guarantors

On September 27, 2005, Global (the "Issuer") issued $200 million aggregate principal amount of Senior Notes which have been guaranteed on a senior basis by Interiors (the "Parent"), and other wholly-owned subsidiaries of

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

the Issuer and the Parent, including Ethan Allen Retail, Inc., Ethan Allen Operations, Inc., Ethan Allen Realty, LLC, Lake Avenue Associates, Inc. and Manor House, Inc. The subsidiary guarantors (other than the Parent) are collectively called the "Guarantors". The guarantees of the Guarantors are unsecured. All of the guarantees are full, unconditional and joint and several and the Issuer and each of the Guarantors are 100% owned by the Parent. Ethan Allen (UK) Ltd., KEA International Inc. (which was legally dissolved in January 2007), Northeast Consolidated, Inc., Riverside Water Works, Inc. and our other subsidiaries which are not guarantors are called the "Non-Guarantors". The following tables set forth the condensed consolidating balance sheets as of March 31, 2007 and June 30, 2006, the condensed consolidating statements of operations for the three and nine months ended March 31, 2007 and 2006, and the condensed consolidating statements of cash flows for the nine months ended March 31, 2007 and 2006, of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands)
March 31, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$127,940	$5,006	$—	$—	$132,946
Accounts receivable, net	—	18,237	554	20	—	18,811
Inventories	—	—	211,471	8,279	(38,997)	180,753
Prepaid expenses and other current assets	—	32,347	23,171	232	—	55,750
Intercompany	—	556,384	190,254	—	(746,638)	—

Total current assets	—	734,908	430,456	8,531	(785,635)	388,260

Property, plant and equipment, net	—	11,075	305,531	—	—	316,606
Goodwill and other intangible assets	—	37,905	53,189	—	—	91,094
Other assets	—	4,677	1,255	—	—	5,932
Investment in affiliated companies	579,681	153,728	—	—	(733,409)	—

Total assets	$579,681	$942,293	$790,431	$8,531	$(1,519,044)	$801,892

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$—	$39	$—	$—	$39
Customer deposits	—	—	53,532	—	—	53,532
Accounts payable	3,448	7,110	10,392	4,614	—	25,564
Accrued expenses and other current liabilities	6,407	39,555	16,159	265	—	62,386
Intercompany	159,436	44,241	539,294	3,667	(746,638)	—

Total current liabilities	169,291	90,906	619,416	8,546	(746,638)	141,521

Long-term debt	—	198,636	4,202	—	—	202,838
Other long-term liabilities	—	232	11,822	—	—	12,054
Deferred income taxes	—	34,250	—	—	—	34,250

Total liabilities	169,291	324,024	635,440	8,546	(746,638)	390,663

Shareholders’ equity	410,390	618,269	154,991	(15)	(772,406)	411,229

Total liabilities and shareholders’ equity	$579,681	$942,293	$790,431	$8,531	$(1,519,044)	$801,892

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands)
June 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$172,246	$1,555	$—	$—	$173,801
Accounts receivable, net	—	21,530	641	8	—	22,179
Inventories	—	—	215,798	8,812	(34,960)	189,650
Prepaid expenses and other current assets	—	19,544	20,232	209	—	39,985
Intercompany	—	436,352	176,433	—	(612,785)	—

Total current assets	—	649,672	414,659	9,029	(647,745)	425,615

Property, plant and equipment, net	—	12,444	281,644	82	—	294,170
Goodwill and other intangible assets	—	37,905	49,994	—	—	87,899
Other assets	—	5,276	1,140	—	—	6,416
Investment in affiliated companies	525,836	186,714	—	—	(712,550)	—

Total assets	$525,836	$892,011	$747,437	$9,111	$(1,360,295)	$814,100

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$—	$39	$—	$—	$39
Customer deposits	—	—	53,203	—	—	53,203
Accounts payable	1,001	11,097	12,410	4,041	—	28,549
Accrued expenses and other current liabilities	5,903	45,277	14,605	1	—	65,786
Intercompany	102,425	42,336	463,021	5,003	(612,785)	—

Total current liabilities	109,329	98,710	543,278	9,045	(612,785)	147,577

Long-term debt	—	198,517	4,231	—	—	202,748
Other long-term liabilities	—	251	11,900	—	—	12,151
Deferred income taxes	—	34,182	—	—	—	34,182

Total liabilities	109,329	331,660	559,409	9,045	(612,785)	396,658

Shareholders’ equity	416,507	560,351	188,028	66	(747,510)	417,442

Total liabilities and shareholders’ equity	$525,836	$892,011	$747,437	$9,111	$(1,360,295)	$814,100

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)
Three Months Ended March 31, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$172,477	$235,230	$—	$(161,168)	$246,539
Cost of sales	—	120,586	154,633	1	(157,197)	118,023

Gross profit	—	51,891	80,597	(1)	(3,971)	128,516

Selling, general and administrative expenses	41	11,382	89,185	1	—	100,609
Restructuring and impairment charge, net	—	—	(180)	—	—	(180)

Total operating expenses	41	11,382	89,005	1	—	100,429

Operating income (loss)	(41)	40,509	(8,408)	(2)	(3,971)	28,087

Interest and other miscellaneous income, net	17,540	(5,025)	22	(78)	(10,120)	2,339
Interest and other related financing costs	—	2,851	76	—	—	2,927

Income before income tax expense	17,499	32,633	(8,462)	(80)	(14,091)	27,499
Income tax expense	—	10,000	—	—	—	10,000

Net income (loss)	$17,499	$22,633	$(8,462)	$(80)	$(14,091)	$17,499

Three Months Ended March 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$192,738	$253,407	$—	$(179,074)	$267,071
Cost of sales	—	136,565	173,846	10	(178,096)	132,325

Gross profit	—	56,173	79,561	(10)	(978)	134,746

Selling, general and administrative expenses	41	10,322	91,031	3	10	101,407
Restructuring and impairment charge, net	—	—	—	—	—	—

Total operating expenses	41	10,322	91,031	3	10	101,407

Operating income (loss)	(41)	45,851	(11,470)	(13)	(988)	33,339

Interest and other miscellaneous income, net	20,035	(9,050)	33	(434)	(8,837)	1,747
Interest and other related financing costs	—	3,019	76	—	—	3,095

Income before income tax expense	19,994	33,782	(11,513)	(447)	(9,825)	31,991
Income tax expense	—	11,997	—	—	—	11,997

Net income (loss)	$19,994	$21,785	$(11,513)	$(447)	$(9,825)	$19,994

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)
Nine Months Ended March 31, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$493,039	$726,020	$—	$(472,278)	$746,781
Cost of sales	—	346,462	480,842	15	(469,133)	358,186

Gross profit	—	146,577	245,178	(15)	(3,145)	388,595

Selling, general and administrative expenses	124	32,328	263,844	11	—	296,307
Restructuring and impairment charge, net	—	—	13,442	—	—	13,442

Total operating expenses	124	32,328	277,286	11	—	309,749

Operating income (loss)	(124)	114,249	(32,108)	(26)	(3,145)	78,846

Interest and other miscellaneous income, net	48,867	(25,580)	(118)	(55)	(15,968)	7,146
Interest and other related financing costs	—	8,551	229	—	—	8,780

Income before income tax expense	48,743	80,118	(32,455)	(81)	(19,113)	77,212
Income tax expense	—	28,019	450	—	—	28,469

Net income (loss)	$48,743	$52,099	$(32,905)	$(81)	$(19,113)	$48,743

Nine Months Ended March 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$559,052	$751,361	$—	$(516,025)	$794,388
Cost of sales	—	395,114	511,381	23	(513,270)	393,248

Gross profit	—	163,938	239,980	(23)	(2,755)	401,140

Selling, general and administrative expenses	124	33,954	256,991	9	—	291,078
Restructuring and impairment charge, net	—	—	4,241	—	—	4,241

Total operating expenses	124	33,954	261,232	9	—	295,319

Operating income (loss)	(124)	129,984	(21,252)	(32)	(2,755)	105,821

Interest and other miscellaneous income, net	63,412	(20,150)	(280)	(901)	(39,131)	2,950
Interest and other related financing costs	—	6,266	231	—	—	6,497

Income before income tax expense	63,288	103,568	(21,763)	(933)	(41,886)	102,274
Income tax expense	—	37,322	1,664	—	—	38,986

Net income (loss)	$63,288	$66,246	$(23,427)	$(933)	$(41,886)	$63,288

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)
Nine Months Ended March 31, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$58,477	$(47,172)	$58,609	$—	$—	$69,914

Cash flows from investing activities:
Capital expenditures	—	(2,067)	(45,392)	—	—	(47,459)
Acquisitions	—	—	(11,376)	—	—	(11,376)
Proceeds from the disposal of property, plant and
equipment	—	—	1,673	—	—	1,673
Other	—	86	—	—	—	86

Net cash used in investing activities	—	(1,981)	(55,095)	—	—	(57,076)

Cash flows from financing activities:
Payments on long-term debt	—	—	(29)	—	—	(29)
Payment of deferred financing costs	—	(107)	—	—	—	(107)
Purchases and other retirements of company stock	(40,197)	—	—	—	—	(40,197)
Proceeds from issuance of common stock	249	—	—	—	—	249
Excess tax benefits from share-based payment arrangements	—	4,954	—	—	—	4,954
Payment of cash dividends	(18,529)	—	—	—	—	(18,529)

Net cash provided by (used in) financing activities	(58,477)	4,847	(29)	—	—	(53,659)

Effect of exchange rate changes on cash	—	—	(34)	—	—	(34)

Net increase (decrease) in cash and cash equivalents	—	(44,306)	3,451	—	—	(40,855)

Cash and cash equivalents - beginning of period	—	172,246	1,555	—	—	173,801

Cash and cash equivalents - end of period	$—	$127,940	$5,006	$—	$—	$132,946

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)
Nine Months Ended March 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$66,367	$(320)	$26,097	$(104)	$–	$92,040

Cash flows from investing activities:
Capital expenditures	—	(5,371)	(22,896)	—	—	(28,267)
Acquisitions	—	—	(6,339)	—	—	(6,339)
Proceeds from the disposal of property, plant and equipment	—	5	2,352	—	—	2,357
Other	—	12	—	—	—	12

Net cash used in investing activities	—	(5,354)	(26,883)	—	—	(32,237)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	(8,000)	—	—	—	(8,000)
Net proceeds from issuance of long-term debt	—	198,396	—	—	—	198,396
Payments on long-term debt	—	—	(59)	—	—	(59)
Payment of deferred financing costs	—	(2,142)	—	—	—	(2,142)
Purchases and other retirements of company stock	(51,137)	—	—	—	—	(51,137)
Proceeds from issuance of common stock	1,931	—	—	—	—	1,931
Excess tax benefits from share-based payment arrangements	—	411	—	—	—	411
Payment of cash dividends	(17,161)	—	—	—	—	(17,161)

Net cash provided by (used in) financing activities	(66,367)	188,665	(59)	—	—	122,239

Effect of exchange rate changes on cash	—	—	264	—	—	264

Net increase (decrease) in cash and cash equivalents	—	182,991	(581)	(104)	—	182,306

Cash and cash equivalents - beginning of period	—	—	3,344	104	—	3,448

Cash and cash equivalents - end of period	$—	$182,991	$2,763	$—	$—	$185,754

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with (i) our Consolidated Financial Statements, and notes thereto, as set forth in this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended June 30, 2006.

Forward-Looking Statements

Management's discussion and analysis of financial condition and results of operations and other sections of this Quarterly Report contain forward-looking statements relating to our future results. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to management decisions and various assumptions, risks and uncertainties, including, but not limited to: the effects of terrorist attacks or conflicts or wars involving the United States or its allies or trading partners; the effects of labor strikes; weather conditions that may affect sales; volatility in fuel, utility, transportation and security costs; changes in global or regional political or economic conditions, including changes in governmental and central bank policies; changes in business conditions in the furniture industry, including changes in consumer spending patterns and demand for home furnishings; effects of our brand awareness and marketing programs, including changes in demand for our existing and new products; our ability to locate new IDC sites and/or negotiate favorable lease terms for additional IDCs or for the expansion of existing IDCs; competitive factors, including changes in products or marketing efforts of others; pricing pressures; fluctuations in interest rates and the cost, availability and quality of raw materials; those matters discussed in Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended June 30, 2006 and in other SEC filings; and our future decisions. Accordingly, actual circumstances and results could differ materially from those contemplated by the forward-looking statements.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

In accordance with Emerging Issues Task Force ("EITF") Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (i.e., Gross versus Net Presentation), we may elect to present sales in the Consolidated Statements of Operations on either a gross (that is, include tax collections within revenue and related remittances within operating expenses) or a net (that is, excluded from both revenue and operating expenses) basis. Our policy has always been to report such items on a net basis.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Results of Operations

Our revenues are comprised of (i) wholesale sales to independently-owned and Company-owned retail IDCs and (ii) retail sales of Company-owned IDCs. See Note 12 to our Consolidated Financial Statements for the three and nine months ended March 31, 2007 and 2006.

The components of consolidated revenue and operating income were as follows (in millions):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenue:
Wholesale segment	$171.9	$192.2	$493.2	$558.2
Retail segment	167.7	168.2	511.1	506.6
Elimination of inter-company sales	(93.1)	(93.3)	(257.5)	(270.4)

Consolidated Revenue	$246.5	$267.1	$746.8	$794.4

Operating Income:
Wholesale segment (1)	$31.9	$34.0	$73.4	$97.3
Retail segment	(0.1)	0.1	8.5	11.2
Elimination of inter-company profit (2)	(3.7)	(0.8)	(3.1)	(2.7)

Consolidated Operating Income	$28.1	$33.3	$78.8	$105.8

(1)	Operating income for the wholesale segment for the nine months ended March 31, 2007 and 2006 includes pre-tax restructuring and impairment charges, net of $13.4 million and $4.2 million, respectively.
(2)	Represents the change in the inventory profit elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned IDC inventory existing at the end of the period.

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

Consolidated revenue for the three months ended March 31, 2007 decreased by $20.6 million, or 7.7%, to $246.5 million, from $267.1 million for the three months ended March 31, 2006. Net sales for the period largely reflect the delivery of product associated with booked orders and backlog existing as of the end of the preceding quarter. During the quarter, sales were impacted by (i) a weak retail environment for home furnishings, and (ii) the prior year effects of a more favorable economic environment and our initiative to reduce the lead time associated with product delivery to both our independent retailers and consumers, both of which resulted in a substantial reduction in backlog during the three months ended March 31, 2006. These factors were partially offset by (i) the positive effects of our continued efforts to reposition the retail network, and (ii) new product introductions.

To date, the repositioning of the retail network has involved three primary elements: the opening of larger, new or relocated IDCs in more prominent locations; development of a more focused advertising campaign to highlight our solutions-based approach and position Ethan Allen as an authority in style and design; and investment within the retail network to strengthen the existing management structure. Implementation of our “project management” initiative, which has resulted in the promotion and/or hiring of more than 300 project managers, has enabled us to increase the level of service, professionalism, interior design competence, efficiency, and effectiveness of retail IDC personnel. With project managers actively partnering with design consultants and their customers, we believe we have improved the customer service experience and facilitated, to some degree, better awareness of potential cross-selling opportunities.

Wholesale revenue for the third quarter of fiscal 2007 decreased by $20.3 million, or 10.6%, to $171.9 million from $192.2 million in the prior year comparable period. The quarter-over-quarter decrease was primarily attributable to a decline in the incoming order rate as a result of the softer retail environment for home furnishings noted throughout much of the current period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retail revenue from Ethan Allen-owned IDCs for the three months ended March 31, 2007 decreased by $0.5 million, or 0.3%, to $167.7 million from $168.2 million for the three months ended March 31, 2006. The decrease in retail sales by Ethan Allen-owned IDCs was attributable to a decrease in comparable IDC delivered sales of $13.8 million, or 8.6%, and reduced revenue from sold and closed IDCs, which generated $3.7 million fewer sales in the third quarter of fiscal 2007 as compared to the same period in fiscal 2006. These unfavorable variances were largely offset by sales generated by newly opened (including relocated) or acquired IDCs of $17.0 million. The number of Ethan Allen-owned IDCs increased to 154 as of March 31, 2007 as compared to 134 as of March 31, 2006. During that twelve month period, we acquired 14 IDCs from independent retailers and opened 11 IDCs (5 of which were relocations).

Comparable IDCs are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) IDCs. IDCs acquired by us from independent retailers are included in comparable IDC sales in their 13th full month of Ethan Allen-owned operations.

Quarter-over-quarter, written business of Ethan Allen-owned IDCs increased 2.1% and comparable IDC written business decreased 7.1%. Over that same period, wholesale orders decreased 13.2%. Retail written business reflects the softer retail environment for home furnishings noted throughout much of the current period, likely offset, to some degree, by (i) our continued efforts to reposition the retail network, (ii) recent product introductions, and (iii) our use of national television as an advertising medium throughout much of the quarter. Wholesale written business reflects the impact of the aforementioned factors.

Gross profit decreased during the quarter to $128.5 million from $134.7 million in the prior year comparable quarter. The $6.2 million, or 4.6%, decrease in gross profit was primarily attributable to a decline in wholesale sales volume and inefficiencies associated with our Spruce Pine, North Carolina manufacturing operation as a result of the phase-out of production at this facility during the period. Partially offsetting these factors were (i) a shift in sales mix with retail sales representing a higher proportionate share of total sales in the current quarter (68%) compared to the prior year period (63%), and (ii) improved performance within our remaining product sourcing operations, including price stabilization with regard to the cost of foam and a reduction in overhead as a result of past plant closures. Consolidated gross margin increased to 52.1% in the third quarter of fiscal 2007 from 50.5% in the prior year quarter as a result, primarily, of the factors set forth above.

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the three months ended March 31, 2007 and 2006:

Operating expenses decreased $1.0 million, or 1.0%, to $100.4 million, or 40.7% of net sales, in the current quarter from $101.4 million, or 38.0% of net sales, in the prior year quarter. The decrease was primarily attributable to (i) lower costs experienced within our distribution operations, a portion of which is a result of the aforementioned decrease in volume, (ii) a decrease within certain compensation and benefit related expenses, and (iii) a reduction in operating costs associated with closed manufacturing facilities, including reduced losses incurred in connection with the disposition of certain property, plant and equipment. These decreases were partially offset by (i) an increase in national television advertising costs, and (ii) increased costs associated with our continued efforts to reposition the retail network which, during the period, resulted in higher costs associated with occupancy, managerial salaries and benefits, and delivery and warehousing.

Consolidated operating income for the three months ended March 31, 2007 totaled $28.1 million, or 11.4% of net sales, as compared to $33.3 million, or 12.5% of net sales, for the three months ended March 31, 2006. This represents a decrease of $5.2 million which was primarily attributable to a decline in gross profit, partially offset by lower period-over-period operating expenses, both of which were discussed previously.

Wholesale operating income for the three months ended March 31, 2007 totaled $31.9 million, or 18.5% of net sales, as compared to $34.0 million, or 17.7% of net sales, in the prior year comparable quarter. The decrease of $2.1 million was primarily attributable to (i) a decrease in wholesale sales volume, (ii) inefficiencies experienced with manufacturing

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

facilities closed during the period, and (iii) an increase in national television advertising costs. These factors were partially offset by the favorable impact of (i) improved performance within our remaining product sourcing operations, (ii) lower distribution costs, (iii) a decrease in compensation and benefit related expenses, and (iv) a reduction in operating costs associated with closed manufacturing facilities, including reduced losses incurred in connection with the disposition of certain property, plant and equipment.

Retail operating income decreased $0.2 million to ($0.1) million, or (0.1%) of sales, for the third quarter of fiscal 2007, from $0.1 million, or 0.1% of sales, for the third quarter of fiscal 2006. The decrease in retail operating income generated by Ethan Allen-owned IDCs was primarily attributable to a reduction in sales volume generated by comparable IDCs and IDCs closed or sold during the period, and higher operating expenses as a result of our continued efforts to reposition the retail network. These decreases were partially offset by higher sales volume generated by newly-opened (including relocations) or acquired IDCs.

Interest and other miscellaneous income, net increased $0.6 million from the prior year comparable quarter. The increase was a result, primarily, of prior year losses incurred in connection with our past joint venture with U.K.-based MFI Furniture Group, Plc. As of June 30, 2006, that joint venture had been terminated.

Interest and other related financing costs amounted to $2.9 million, a decrease of $0.1 million from the prior year period. This amount is comprised, primarily, of interest expense incurred in connection with our issuance of senior unsecured debt in September 2005.

Income tax expense for the three months ended March 31, 2007 totaled $10.0 million as compared to $12.0 million for the three months ended March 31, 2006. Our effective tax rate for the current quarter was 36.4%, down from 37.5% in the prior year quarter. The lower effective tax rate was a result, primarily, of the benefits derived from the manufacturers’ deduction provided for under The Jobs Creation Act of 2004 and certain tax planning initiatives. Partially offsetting these items were the adverse effects of recently-enacted changes within certain state tax legislation, increased state income tax liability arising in connection with the operation of a greater number of Company-owned IDCs, and increased foreign income tax liability associated with our five retail IDCs operating in Canada.

For the three months ended March 31, 2007, we recorded net income of $17.5 million as compared to $20.0 million in the prior year comparable period. Net income per diluted share totaled $0.54 in the current quarter and $0.59 per diluted share in the prior year quarter.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

Consolidated revenue for the nine months ended March 31, 2007 decreased by $47.6 million, or 6.0%, to $746.8 million, from $794.4 million for the nine months ended March 31, 2006. Net sales for the period largely reflect the delivery of product associated with booked orders and backlog existing as of beginning of the period. During the period, sales were impacted by (i) a weak retail environment for home furnishings, and (ii) the prior year effects of a more favorable economic environment and our initiative to reduce the lead time associated with product delivery to both our independent retailers and consumers, both of which resulted in a substantial reduction in backlog during the nine months ended March 31, 2006. These factors were partially offset by (i) the positive effects of our continued efforts to reposition the retail network, and (ii) new product introductions.

Wholesale revenue for the first nine months of fiscal 2007 decreased by $65.0 million, or 11.6%, to $493.2 million from $558.2 million in the prior year comparable period. The year-over-year decrease was primarily attributable to a decline in the incoming order rate as a result of the softer retail environment for home furnishings noted throughout much of the current period.

Retail revenue from Ethan Allen-owned IDCs for the nine months ended March 31, 2007 increased by $4.5 million, or 0.9%, to $511.1 million from $506.6 million for the nine months ended March 31, 2006. The increase in retail sales by

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Ethan Allen-owned IDCs was attributable to higher sales generated by newly opened (including relocated) or acquired IDCs of $44.8 million. This favorable variance was partially offset by unfavorable variances related to a decrease in comparable IDC delivered sales of $30.7 million, or 6.4%, and reduced revenue from sold and closed IDCs, which generated $9.6 million fewer sales during the first nine months of fiscal 2007 as compared to the same period in fiscal 2006.

Year-over-year, written business of Ethan Allen-owned IDCs increased 1.8% and comparable IDC written business decreased 6.1%. Over that same period, wholesale orders decreased 10.6%. Retail written business reflects the softer retail environment for home furnishings noted throughout much of the current period, likely offset, to some degree, by (i) our continued efforts to reposition the retail network, (ii) recent product introductions, and (iii) our use of national television as an advertising medium throughout much of the period. Wholesale written business also reflects the impact of the aforementioned factors.

Gross profit decreased during the period to $388.6 million from $401.1 million in the prior year comparable period. The $12.5 million, or 3.1%, decrease in gross profit was primarily attributable to a decline in wholesale sales volume and inefficiencies experienced within our Spruce Pine, North Carolina and Atoka, Oklahoma manufacturing operations as a result of the phase-out of production at these facilities during the period. Partially offsetting these factors were (i) a shift in sales mix with retail sales representing a higher proportionate share of total sales in the current quarter (68%) compared to the prior year period (64%), (ii) the impact of selected price increases implemented during March and September 2006, and (iii) improved performance within our remaining product sourcing operations, including price stabilization with regard to the cost of foam and a reduction in overhead as a result of past plant closures. Gross profit also benefited, to a lesser degree, from a gain associated with business interruption insurance recoveries received during the period related to hurricane losses sustained during fiscal 2006. Consolidated gross margin increased to 52.0% for the first nine months of fiscal 2007 from 50.5% in the prior year period as a result, primarily, of the factors set forth above.

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the nine months ended March 31, 2007 and 2006:

On September 6, 2006, we announced a plan to close our Spruce Pine, North Carolina case goods manufacturing facility and convert our Atoka, Oklahoma upholstery manufacturing facility into a regional distribution center. In connection with this initiative, we have permanently ceased production at both locations, allocating production among our remaining domestic manufacturing locations and selected offshore vendors. The decision impacted approximately 465 employees with the reduction in headcount occurring throughout the second and third quarters of fiscal 2007. We recorded a pre-tax restructuring and impairment charge of $14.1 million during the quarter ended September 30, 2006, of which $4.0 million was related to employee severance and benefits and other plant exit costs, and $10.1 million, which was non-cash in nature, was related to fixed asset impairment charges, primarily for real property and machinery and equipment, stemming from the decision to cease production activities. During the three months ended March 31, 2007 and December 31, 2006, adjustments totaling $0.2 million and $0.3 million, respectively, were recorded to reverse remaining previously established accruals which were no longer deemed necessary.

On September 7, 2005, we announced a plan to convert another of our existing manufacturing facilities into a regional distribution center. The facility, formerly involved in the production of wood case goods furniture, is located in Dublin, Virginia. In connection with this initiative, we permanently ceased production at the Dublin location, allocating production among our remaining domestic manufacturing locations and selected offshore vendors, and have consolidated the distribution operations of our existing Old Fort, North Carolina location into this larger facility. The decision impacted approximately 325 employees, of which approximately 75 have been employed in new positions. We recorded a pre-tax restructuring and impairment charge of $4.2 million during the quarter ended September 30, 2005, of which $1.3 million was related to employee severance and benefits and other plant exit costs, and $2.9 million, which was non-cash in nature, was related to fixed asset impairment charges, primarily for machinery and equipment, stemming from the decision to cease production activities. During the six months ended December 31, 2006, adjustments

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

totaling $0.2 million were recorded to reverse remaining previously established accruals which were no longer deemed necessary.

Including the restructuring and impairment charges referred to above, operating expenses increased $14.4 million, or 4.9%, to $309.7 million, or 41.5% of net sales, in the current period from $295.3 million, or 37.2% of net sales, in the prior year period. This increase was primarily attributable to increased costs associated with (i) our continued efforts to reposition the retail network which, during the period, resulted in higher costs associated with occupancy, managerial salaries and benefits, delivery and warehousing, and designer compensation, and (ii) the period-over-period change in the aforementioned restructuring and impairment charges. Partially offsetting these increases were (i) a decrease within certain compensation and benefit related costs, including share-based compensation expense, and (ii) a reduction in operating costs associated with closed manufacturing facilities, including reduced losses incurred in connection with the disposition of certain property, plant and equipment.

Including the restructuring and impairment charges referred to above, consolidated operating income for the nine months ended March 31, 2007 totaled $78.8 million, or 10.6% of net sales, compared to $105.8 million, or 13.3% of net sales, for the nine months ended March 31, 2006. This represents a decrease of $27.0 million which was primarily attributable to (i) higher period-over-period operating expenses and (ii) a decline in gross profit, both of which were discussed previously.

Including the restructuring and impairment charges referred to above, wholesale operating income for the nine months ended March 31, 2007 totaled $73.4 million, or 14.9% of net sales, as compared to $97.3 million, or 17.4% of net sales, in the prior year comparable period. The decrease of $23.9 million was primarily attributable to (i) a decline in wholesale sales volume, (ii) the period-over-period change in the aforementioned restructuring and impairment charges, and (iii) inefficiencies experienced within our Spruce Pine, North Carolina and Atoka, Oklahoma manufacturing operations as a result of the phase-out of production at these facilities during the period. These factors were partially offset by (i) a reduction in certain compensation and benefit related costs, including share-based compensation expense, (ii) the impact of selected price increases implemented during March and September 2006, (iii) improved performance within our remaining product sourcing operations, including price stabilization with regard to the cost of foam and a reduction in overhead as a result of past plant closures, and (iv) a decrease in operating costs associated with closed manufacturing facilities, including reduced losses incurred in connection with the disposition of certain property, plant and equipment.

Retail operating income decreased $2.7 million to $8.5 million, or 1.7% of sales, for the first nine months of fiscal 2007, from $11.2 million, or 2.2% of sales, for the first nine months of fiscal 2006. The decrease in retail operating income generated by Ethan Allen-owned IDCs was primarily attributable to higher operating expenses as a result of our continued efforts to reposition the retail network and a decline in sales volume associated with comparable IDCs and IDCs closed or sold during the period. These unfavorable variances were partially offset by higher sales volume generated by newly-opened (including relocations) or acquired IDCs and, to a lesser extent, the aforementioned gain associated with business interruption insurance recoveries.

Interest and other miscellaneous income, net increased $4.2 million from the prior year comparable period. The increase was due, primarily, to (i) increased investment income resulting from higher interest rates and higher cash and short-term investment balances maintained during the current period, and (ii) prior year losses incurred in connection with our past joint venture with U.K.-based MFI Furniture Group, Plc. As of June 30, 2006, that joint venture had been terminated.

Interest and other related financing costs increased $2.3 million from the prior year comparable period. The increase was due, primarily, to interest expense incurred in connection with our issuance of senior unsecured debt in September 2005.

Income tax expense for the nine months ended March 31, 2007 totaled $28.5 million as compared to $39.0 million for the nine months ended March 31, 2006. Our effective tax rate for the current nine month period was 36.9%, down from 38.1%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

in the prior year comparable period. The lower effective tax rate was a result, primarily, of the benefits derived from the manufacturers’ deduction provided for under The Jobs Creation Act of 2004 and certain tax planning initiatives. Partially offsetting these items were the adverse effects of recently-enacted changes within certain state tax legislation, increased state income tax liability arising in connection with the operation of a greater number of Company-owned IDCs, and increased foreign income tax liability associated with our five retail IDCs operating in Canada.

For the nine months ended March 31, 2007, we recorded net income of $48.7 million as compared to $63.3 million in the prior year comparable period. Net income per diluted share totaled $1.50 in the current nine month period and $1.85 per diluted share in the prior year period.

Liquidity and Capital Resources

As of March 31, 2007 we maintained cash and cash equivalents totaling $132.9 million. Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, and borrowing capacity under a $200.0 million revolving credit facility.

The credit facility includes an accordion feature which provides for an additional $100.0 million of liquidity, if needed, as well as sub-facilities for trade and standby letters of credit of $100.0 million and swingline loans of $5.0 million. The credit facility contains various covenants which may limit our ability to: incur debt; engage in mergers and consolidations; make restricted payments; sell certain assets; make investments; and issue stock. We are also required to meet certain financial covenants including a fixed charge coverage ratio, which shall not be less than 3.00 to 1 for any period of four consecutive fiscal quarters ended on or after June 30, 2005, and a leverage ratio, which shall not be greater than 3.00 to 1 at any time. As of March 31, 2007, we had satisfactorily complied with these covenants.

In addition, on September 27, 2005, we completed a private offering of $200.0 million in ten-year senior unsecured notes due 2015 (the "Senior Notes"). The Senior Notes were offered by Ethan Allen Global, Inc. ("Global"), a wholly-owned subsidiary of the Company, and have an annual coupon rate of 5.375%. The net proceeds of $198.4 million are being utilized to expand our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes.

In connection with the issuance of the Senior Notes, Global, in July and August 2005, entered into 6 separate forward contracts to hedge the risk-free interest rate associated with $108.0 million of the related debt in order to mitigate the negative impact of interest rate fluctuations on earnings, cash flows and equity. The forward contracts were entered into with a major banking institution thereby mitigating the risk of credit loss. Upon issuance of the Senior Notes and settlement of the related forward contracts, losses totaling $0.9 million were incurred representing the change in the fair value of the forward contracts since their respective trade dates. In accordance with SFAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended, it was determined that a portion of the related losses was the result of hedge ineffectiveness and, as such, $0.1 million of the losses was included, within interest and other related financing costs, in the Consolidated Statement of Operations for the three month period ended September 30, 2005. The balance of the losses is included (on a net-of-tax basis) in the Consolidated Balance Sheets within accumulated other comprehensive income and is being amortized to interest expense over the life of the Senior Notes. The remaining unamortized balance of these forward contract losses totaled $0.7 million ($0.4 million, net-of-tax) as of March 31, 2007.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A summary of net cash provided by (used in) operating, investing, and financing activities for the nine month periods ended March 31, 2007 and 2006 is provided below (in millions):

	Nine Months Ended March 31,
	2007	2006
Operating Activities:
Net income plus depreciation and amortization	$66.0	$79.4
Working capital	(5.2)	4.5
Excess tax benefits from share-based payment arrangements	(4.9)	(0.4)
Other (non-cash items, long-term assets and liabilities)	14.0	8.5

Total provided by operating activities	$69.9	$92.0

Investing Activities:
Capital expenditures	$(47.5)	$(28.3)
Acquisitions	(11.4)	(6.3)
Asset sales	1.7	2.4
Other	0.1	—

Total used in investing activities	$(57.1)	$(32.2)

Financing Activities:
Revolving credit borrowings (payments), net	$—	$(8.0)
Issuances (payments) of long-term debt, net	—	198.4
Issuances of common stock	0.2	1.9
Purchases and other retirements of company stock	(40.2)	(51.2)
Payment of cash dividends	(18.5)	(17.2)
Payment of deferred financing costs	(0.1)	(2.1)
Excess tax benefits from share-based payment arrangements	4.9	0.4

Total provided by (used in) financing activities	$(53.7)	$122.2

Operating Activities

As compared to the same period in 2006, cash provided by operating activities decreased $22.1 million during the nine months ended March 31, 2007 as a result, primarily, of (i) lower sales and operating income, (ii) changes in working capital (accounts receivable, inventories, prepaid and other current assets, customer deposits, payables, and accrued expenses and other current liabilities) arising in the ordinary course of business, and (iii) changes in excess tax benefits arising in connection with the exercise of share-based awards. In addition, operating cash flow for the nine month period includes the effects of changes in several other non-cash items, including restructuring and impairment charges, losses incurred in connection with the sale of certain property, plant and equipment during the period, and compensation expense related to share-based awards.

Investing Activities

As compared to the same period in 2006, cash used in investing activities increased $24.9 million during the nine months ended March 31, 2007 due, primarily, to an increase in cash utilized to fund capital expenditures and acquisition activity. The current level of capital spending is principally attributable to (i) new IDC development and renovation, (ii) conversion of the Atoka, Oklahoma and Dublin, Virginia manufacturing facilities into regional distribution centers, (iii) entity-wide technology initiatives, and (iv) improvements within our remaining manufacturing facilities. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Financing Activities

As compared to the same period in 2006, cash used in financing activities increased $175.9 million during the nine months ended March 31, 2007 as a result, primarily, of our receipt of the net proceeds from the issuance of the Senior Notes in the prior year period. The decrease in cash provided as a result of this item was partially offset by (i) a reduction in payments related to the acquisition of treasury stock, (ii) a decrease in cash utilized to fund net borrowing activity on our revolving credit facility, and (iii) changes in excess tax benefits arising in connection with the exercise of share-based awards. On January 23, 2007, we declared a dividend of $0.20 per common share, payable on April 25, 2007, to shareholders of record as of April 10, 2007. We expect to continue to declare quarterly dividends for the foreseeable future.

As of March 31, 2007, our outstanding debt totaled $202.9 million, the current and long-term portions of which amounted to less than $0.1 million and $202.9 million, respectively. The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are: less than $0.1 million in each of fiscal 2008, 2009, and 2010; and $3.9 million in fiscal 2011. The balance of our long-term debt ($198.8 million) matures in fiscal years 2012 and thereafter.

We had no revolving loans outstanding under the credit facility as of March 31, 2007, and stand-by letters of credit outstanding under the facility at that date totaled $16.1 million. Remaining available borrowing capacity under the facility was $183.9 million at March 31, 2007.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of March 31, 2007, we had working capital of $246.7 million and a current ratio of 2.74 to 1.

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

During the nine months ended March 31, 2007 and 2006, we repurchased and/or retired the following shares of our common stock:

	Nine Months Ended March 31,
	2007(1)(2)(3)	2006
Common shares repurchased	1,059,500	1,606,900
Cost to repurchase common shares	$37,012,601	$51,136,909
Average price per share	$34.93	$31.82

(1)

Repurchase activity for the nine months ended March 31, 2007 includes $3,447,946 in common stock repurchases with a March 2007 trade date and an April 2007 settlement date and excludes $1,000,807 in common stock repurchases with a June 2006 trade date and a July 2006 settlement date.

(2)

During February 2007, we also retired 369,601 shares of common stock tendered upon the exercise of outstanding employee stock options (272,556 to cover share exercise and 97,045 to cover related employee tax withholding liabilities). The total value of such shares on the date redeemed was $14,351,607, representing an average price per share of $38.83.

(3)

During August 2006, we also retired 185,930 shares of common stock tendered upon the exercise of outstanding employee stock options (137,517 to cover share exercise and 48,413 to cover related employee tax withholding liabilities). The total value of such shares on the date redeemed was $7,154,586, representing an average price per share of $38.48.

For each of the periods presented above, we funded our purchases of treasury stock with existing cash on hand and cash generated through current period operations. On July 25, 2006, the Board of Directors increased the then remaining share repurchase authorization to 2,500,000 shares. As of March 31, 2007, we had a remaining Board authorization to repurchase 1,891,800 shares. During April and May 2007, we purchased, in two separate open market transactions on two different trading days, 62,700 shares of our common stock at a total cost of $2,152,334, or $34.33 per share.

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

As of March 31, 2007, the amount outstanding under the Credit Facility totaled approximately $1.0 million, substantially all of which was outstanding under the revolving credit line. Based on the underlying creditworthiness of the respective retailer, we believe this obligation will expire without requiring funding by us. However, in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, a liability has been established to reflect our non-contingent obligation under this arrangement as a result of modifications made to the Credit Facility subsequent to January 1, 2003. As of March 31, 2007, the carrying amount of such liability is less than $50,000.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to five years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of March 31, 2007, our product warranty liability totaled $1.3 million.

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

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but do not impact earnings or cash flows. At March 31, 2007, we had no floating-rate debt obligations outstanding. As of that same date, our fixed-rate debt obligations consist, primarily, of the Senior Notes. The estimated fair value of the Senior Notes as of March 31, 2007, which is based, primarily, on interest rate changes subsequent to the date on which the debt was issued, and which has been determined using quoted market prices, was $189.1 million as compared to a carrying value of $198.6 million.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer ("CEO") (our principal executive officer) and the Vice President-Finance ("VPF") (our principal financial officer), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth in Note 9 to the Consolidated Financial Statements, which is incorporated by reference herein, there has been no material change to the matters discussed in Part I, Item 3 - Legal Proceedings in our Annual Report on Form 10-K for the year ended June 30, 2006 as filed with the Securities and Exchange Commission on September 13, 2006.

Item 1A. Risk Factors

There has been no material change to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 13, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Certain information regarding purchases made by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended March 31, 2007 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)(b)
January 2007	-	-	-	2,473,000
February 2007	-	-	-	2,473,000
March 2007	581,200	$35.00	581,200	1,891,800

Total	581,200	$35.00	581,200

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

(b)	During April and May 2007, we purchased, in two separate open market transactions on two different trading days, 62,700 shares of our common stock at a total cost of $2,152,334, or $34.33 per share.

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

ETHAN ALLEN INTERIORS INC.

(Registrant)

DATE:	May 7, 2007	BY:	/s/ M. Farooq Kathwari
M. Farooq Kathwari

Chairman, President and Chief Executive Officer

(Principal Executive Officer)

DATE:	May 7, 2007	BY:	/s/ Jeffrey Hoyt
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