Form 10-K
period 2007-06-30
ETHAN ALLEN INTERIORS INC
filed 2007-08-28
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 1-11692

Ethan Allen Interiors Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1275288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ethan Allen Drive, Danbury, CT	06811
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(203) 743-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $.01 par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2
of the Act).	Large Accelerated Filer Accelerated Filer Non-accelerated Filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes No

The aggregate market value of the Registrant’s common stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on December 31, 2006, (the last day of the Registrant’s most recently completed second fiscal quarter) was approximately $1,146,035,311. As of July 31, 2007, there were 29,997,803 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The Registrant’s definitive Proxy Statement for the 2007 Annual Meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, is incorporated by reference into Part III hereof.

PART I

Item 1. Business

Background

Incorporated in Delaware in 1989, Ethan Allen Interiors Inc., through its wholly-owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, "We," "Us," "Our," "Ethan Allen" or the "Company"), is a leading manufacturer and retailer of quality home furnishings and accessories, offering a full complement of home decorating and design solutions through one of the country’s largest home furnishing retail networks. In recent years, we have made, and continue to make, considerable investment in our business in order to expand and improve our interior design capabilities. In order to better reflect these expanded capabilities, we have changed the designation of our Ethan Allen retail outlets from "stores" to "design centers". The Company was founded in 1932 and has sold products under the Ethan Allen brand name since 1937.

Mission Statement

Our primary business objective is to provide our customers with a convenient, full-service, one-stop shopping solution for their home decorating needs by offering stylish, high-quality products at good value. In order to meet our stated objective, we have developed and adhere to a focused and comprehensive business strategy. The elements of this strategy, each of which is integral to our solutions-based philosophy, include (i) our vertically integrated operating structure, (ii) our products and related marketing initiatives, (iii) our retail design center network, (iv) our people, and (v) our numerous customer service offerings.

Operating Segments

Our operations are classified into two operating segments: wholesale and retail. These operating segments represent strategic business areas which, although they operate separately and provide their own distinctive services, enable us to more effectively offer our complete line of home furnishings and accessories. For certain financial information regarding our operating segments, see Note 16 to the Consolidated Financial Statements included under Item 8 of this Annual Report and incorporated herein by reference.

The wholesale segment is principally involved in the development of the Ethan Allen brand, which encompasses the design, manufacture, domestic and off-shore sourcing, sale and distribution of a full range of home furnishings and accessories to a network of independently-owned and Ethan Allen-owned design centers as well as related marketing and brand awareness efforts. Wholesale revenue is generated upon the wholesale sale and shipment of our product to all retail design centers, including those owned by Ethan Allen. Wholesale profitability includes (i) the wholesale gross margin, which represents the difference between the wholesale sales price and the cost associated with manufacturing and/or sourcing the related product, and (ii) other operating costs associated with wholesale segment activities.

The retail segment sells home furnishings and accessories to consumers through a network of Company-owned design centers. Retail revenue is generated upon the retail sale and delivery of our product to our customers. Retail profitability includes (i) the retail gross margin, which represents the difference between the retail sales price and the cost of goods purchased from the wholesale segment, and (ii) other operating costs associated with retail segment activities.

While the manner in which our home furnishings and accessories are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different. Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other). Sales of case good items include, but are not limited to, beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture, bathroom vanities, and wood accents. Sales of upholstery home furnishing items include sleepers, recliners, chairs, sofas, loveseats, cut fabrics and leather. Skilled craftsmen cut, sew and upholster custom-designed upholstery items which are available in a variety of frame and fabric options. Home accessory and other items include window treatments, wall decor, lighting, clocks, bedspreads, decorative accessories, area rugs, bedding, and home and garden furnishings.

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

In fiscal 2007, wholesale sales to independent retailers and retail sales of Company-owned design centers accounted for approximately 30% and 70%, respectively, of our total net sales.

Wholesale Segment Overview:

Wholesale net sales for each of the last three fiscal years are summarized below (in millions):

	Fiscal Year Ended June 30,
	2007	2006	2005
Wholesale net sales	$656.0	$736.1	$663.2

Wholesale net sales for each of the last three fiscal years, allocated by product line, were as follows:

	Fiscal Year Ended June 30,
	2007	2006	2005
Case Goods	44%	48%	49%
Upholstered Products	38	37	36
Home Accessories and Other	18	15	15

	100%	100%	100%

We operate 9 manufacturing facilities, including 4 case good plants (2 of which include separate sawmill operations), 4 upholstery plants and 1 home accessory plant, all located within the United States. We also source selected case good, upholstery, and home accessory items from third-party suppliers located both domestically and outside the United States.

As of June 30, 2007, we maintained a wholesale backlog of $43.1 million (as compared to $37.4 million as of June 30, 2006) which is anticipated to be serviced in the first quarter of fiscal 2008. Backlog at a point in time is a result, primarily, of net orders booked in prior periods, manufacturing schedules, timing associated with the receipt of sourced product, and the timing and volume of wholesale shipments. Because orders may be rescheduled and/or canceled, the measure of backlog at a point in time may not necessarily be indicative of future sales performance.

For the twelve months ended June 30, 2007, net orders booked at the wholesale level, which includes orders generated by independently-owned and Company-owned design centers, totaled $670.6 million as compared to $733.6 million for the twelve months ended June 30, 2006. In any given period, net orders booked may be impacted by the timing of floor sample orders received in connection with new product introductions. New product offerings may be made available to the retail network at any time during the year, including in connection with our periodic retailer conferences.

Retail Segment Overview:

Retail net sales for each of the last three fiscal years are summarized below (in millions):

	Fiscal Year Ended June 30,
	2007	2006	2005
Retail net sales	$698.6	$691.0	$586.2

We sell our products through a dedicated network of 313 retail design centers. As of June 30, 2007, we owned and operated 158 design centers and independent retailers owned and operated 155 design centers (as compared to 139 and 167, respectively, at the end of the prior fiscal year). The ten largest independent retailers own a total of 56 design centers, which, based on net orders booked, accounted for approximately 12% of total net sales in fiscal 2007.

During fiscal 2007, we acquired 12 design centers from independent retailers, and opened 10 new design centers (of which 3 were relocations). In addition, during the past year, independent retailers opened 14 new design centers (of which 3 were relocations), and closed 11 design centers. In the past five years, we and our independent retailers have, on a combined basis, opened 89 new design centers, approximately 43% of which were relocations. The geographic distribution of all retail design center locations is included under Item 2 of Part I of this Annual Report.

We pursue further expansion of the Company-owned retail business by opening new design centers, relocating existing design centers and, when appropriate, acquiring design centers from independent retailers. In addition, we continue to promote the growth of our independent retailers through ongoing support in the areas of market analysis, site selection, and business development. All retailers are required to enter into license agreements with us which (i) authorize the use of certain Ethan Allen service marks and (ii) require adherence to certain standards of operation, including a requirement to fulfill related warranty service agreements. We are not subject to any territorial or exclusive retailer agreements in the United States.

In October 2001, we formed a joint venture with MFI Furniture Group, Plc to open a network of retail design centers in the United Kingdom. The initial phase of the agreement called for the two companies to collaborate on the development of a retail design center format that would market their respective retail concepts, allowing for the opening of up to five design centers totaling approximately 8,000 to 15,000 square feet per location. In December 2005, both parties mutually agreed to dissolve the joint venture and, as of June 30, 2006, operations of the joint venture had ceased.

Products

Our strategy has been to position Ethan Allen as a "preferred" brand with superior quality and value while, at the same time, providing consumers with a comprehensive, one-stop shopping solution for their home furnishing needs. In carrying out our strategy, we continue to expand our reach to a broader consumer base through a diverse selection of attractively priced products, many of which have been designed to complement one another, reflecting the recent trend toward more eclectic home decorating. Recent product introductions, as well as increased styles and fabric selections within our custom upholstery line, new finishes for, and redesigns of, previous product introductions, and expanded product offerings to accommodate today’s home theater trends, are serving to redefine Ethan Allen, positioning us as a leader in style.

Throughout the past year, in an effort to more effectively position ourselves as a provider of interior design solutions, we introduced a merchandising strategy which involves the grouping of our product offerings, previously categorized by collection, into seven distinct product lifestyles, each reflecting the diversity and eclecticism that we believe represents the best in American design. In accordance with this merchandising strategy, new products are designed and developed to reflect unique elements applicable to one or more of the following lifestyles: Country House; Estate; Glamour; Global; Loft; Metro; and Villa.

All of our case goods, coordinated upholstered products, and home accessories are styled with distinct design characteristics. Home accessories play an important role in our marketing strategy as they enable us to offer the consumer the convenience of one-stop shopping by creating a comprehensive home furnishing solution. The interior of our design centers is designed to facilitate display of our product offerings in complete room settings in order to project the category lifestyle.

We continuously monitor changes in home design trends through attendance at international industry events and fashion shows, internal market research, and regular communication with our retailers and design center design consultants who provide valuable input on consumer tendencies. Observations and input gathered as a result of our efforts enable us to incorporate appropriate style details into our products thereby allowing us, we believe, to react quickly to changing consumer tastes. For example, since 2003, approximately 65% of our current complement of product offerings is new. The balance has been refined and enhanced through product redesign, additions, deletions, and/or finish changes. Such undertakings are indicative of our ability to adapt to the current consumer trend toward more casual and eclectic lifestyles while, at the same time, maintaining a classic appeal.

In fiscal 2005, we also introduced an innovative pricing program, eliminating periodic sale events in lieu of an "everyday best" price on all of our product offerings. We believe that this initiative demonstrates our commitment to differentiating ourselves through strategies focused on customer credibility and excellence in service. In addition, “everyday best” pricing provided us the opportunity to critically examine all facets of our business, making substantive changes, where necessary, in order to more effectively carry out our solutions-based approach to home decorating.

Product Sourcing Activities

We are one of the largest manufacturers of home furnishings in the United States, currently manufacturing and/or assembling approximately 60% of our products within 9 manufacturing facilities, 2 of which include separate sawmill operations. The balance of our production is outsourced, according to our own internally-developed design specifications, through third-party suppliers, most of which are located outside the United States. Our case good facilities are located in the Northeast and Southeast regions of the country where they are close to sources of raw materials and skilled craftsmen. Upholstery facilities are located across the country in order to reduce shipping costs to retail design centers and are situated where skilled craftsmen are available. We believe that continued investment in our manufacturing facilities, combined with an appropriate level of outsourcing through both foreign and domestic suppliers, will accommodate future sales growth and allow us to maintain an appropriate degree of control over cost, quality and service to our customers.

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

Fabrics and other raw materials are purchased both domestically and outside the United States. We have no significant long-term supply contracts, and have experienced no significant problems in supplying our operations. We maintain a number of sources for our raw materials which, we believe, contributes to our ability to obtain competitive pricing. Lumber prices fluctuate over time based on factors such as weather and demand, which, in turn, impact availability. Upward trends in prices could have an adverse effect on margins.

Appropriate amounts of lumber and fabric inventory are typically stocked so as to maintain adequate production levels. We believe that our sources of supply for these materials are sufficient and that we are not dependent on any one supplier.

We enter into standard purchase agreements with certain foreign and domestic suppliers to source selected case good, upholstery, and home accessory items. The terms of these arrangements are customary for the industry and do not contain any long-term contractual obligations on our behalf. We believe we maintain good relationships with our suppliers.

Distribution and Logistics

Within the wholesale segment, we warehouse and distribute our products primarily through a national network of 5 distribution centers (4 of which are owned) strategically located throughout the United States. These distribution centers hold finished product received from our manufacturing facilities and our third-party suppliers, for shipment to retail design centers and retail service centers. From time to time, we may also rent temporary warehouse space and/or utilize third-party logistics service providers to accommodate our additional storage needs. We stock selected case goods, upholstery and accessories to provide for quick delivery of in-stock items and to allow for more efficient production runs.

Wholesale shipments are made utilizing our own fleet of trucks and trailers or through subcontracting agreements with independent carriers. Approximately 42% of our fleet (trucks and trailers) is leased under operating lease agreements with terms ranging from 36 to 72 months.

Our policy is to sell our products at the same delivered cost to all Company-owned and independently-owned design centers nationwide, regardless of their shipping point. The adoption of this policy has created pricing credibility with our customers and provided our retail network the opportunity to achieve more consistent margins as fluctuations attributable to the cost of shipping have been eliminated. Further, this policy has eliminated the need for our independent retailers to carry significant amounts of inventory in their own warehouses. As a result, we obtain more accurate information regarding product demand in order to better plan production runs and manage inventory levels.

Marketing Programs

We believe that our ability to create high-quality marketing programs and coordinate advertising efforts for Ethan Allen design centers, including, from time to time, coordination of local market advertising, provides a competitive advantage over other home furnishing manufacturers and retailers. With a dedicated network of more than 300 retail design centers taking advantage of such internally-developed marketing efforts, we believe we are better positioned to fulfill our brand promise on a more consistent basis.

The objectives of our marketing campaign are to (i) communicate our position as both a leader in style and a full-service provider of home decorating and design solutions, and (ii) drive traffic into the retail design center network. In support of these objectives, several forms of media are utilized, including television (both national and local), direct mail, newspapers, magazines, radio, and our internet website. In addition, during fiscal 2006, we introduced a national email marketing campaign which serves to distribute, every other week, electronic newsletters containing inspirational interior design ideas to a growing database of consumers.

Our national television advertising campaign is designed to capitalize on our existing brand equity and maintain top-of-mind awareness of the breadth of our product and service offerings. With this is mind, our in-house team of advertising specialists has developed what we believe is the most cohesive national advertising campaign in the home furnishings industry. Coordinated local television, to the extent the medium is utilized, serves to support our national television program.

The Ethan Allen direct mail magazine, which brands our product lifestyles and communicates the breadth of our services, is one of our most important marketing tools. We publish and sell the magazines to both Company-owned and independently-owned design centers, who, with demographic information collected through independent market research, are able to target potential customers. Given the importance of this advertising medium, direct mail marketing lists continue to be refined in order to target those consumers that are most likely to purchase, with the objective of improving our return on direct mail expenditures. Approximately 27 million copies of our direct mail magazine were distributed to consumers during fiscal 2007.

Our television advertising and direct mail efforts are supported by strong print and radio campaigns in various markets. During fiscal 2007, we also updated our 350-page "Ethan Allen Style" book. This publication, which includes a complete catalogue of our home furnishings and accessories, introduces our seven product lifestyles to our clients and helps customers identify their own personal style using our product offerings. We believe this publication represents one of the most comprehensive and effective home decorating resources in the home furnishings industry.

We are located on the worldwide web at www.ethanallen.com. The primary goal of our website is to drive additional business into the retail design center network through lead generation and information sourcing. With this is mind, customers may access our website to review our home furnishing offerings or to purchase selected home accessories.

We have also developed an extranet website which links the retail design centers with consumer information captured on-line, such as customer requests for design assistance and copies of our direct mail magazine. This medium has become the primary source of communications within our retail network providing a variety of information, including a Company-wide daily news flash, downloads of current advertising materials, prototype design center display floor plans and detailed product information.

Retail Design Center Network

Ethan Allen design centers are typically located in busy urban settings as freestanding destinations or as part of suburban strip malls, depending upon the real estate opportunities in a particular market. At the present time, our design centers average approximately 16,000 square feet in size. While the footprint for most of our retail network is similar, our design centers currently range in size from approximately 6,000 square feet to 35,000 square feet.

We maximize uniformity of presentation throughout the retail design center network through a comprehensive set of standards. These standards assist each design center in presenting a high quality image and offer retail customers consistent levels of product selection and service. A uniform design center image is conveyed through our ongoing program to model all retail design centers with similar and consistent exterior facades and interior layouts. This program is carried out at all design centers, including those that are independently-owned and operated.

We provide display planning assistance to all Company-owned design centers and independent retailers to support them in updating the interior projection and to maintain a consistent image. We have developed a standard interior design format for our retail network which, through the use of focused lifestyle settings to display our products and information displays to educate consumers, has positioned Ethan Allen as a leader in home furnishings retailing.

People

At June 30, 2007, we had approximately 6,000 employees, approximately 5% of which are represented by unions under collective bargaining agreements. Most of these collective bargaining agreements expire at various times throughout the next three years. We expect no significant changes in our relations with these unions and believe we maintain good relationships with our employees.

The retail network, which includes both Company-owned and independently-owned design centers, is staffed with a sales force of design consultants and service professionals who provide customers with an effective home decorating solution at no additional charge. Our employees receive appropriate training with respect to the distinctive design and quality features inherent in each of our products and programs, allowing them to more effectively communicate the elements of style and value that serve to differentiate us from the competition. As such, we believe our design consultants, and the complimentary service they provide, create a distinct competitive advantage over other home furnishing retailers.

During the past two years, we have made considerable investment within the retail network to strengthen the existing management structure. Implementation of our “project management” initiative, which resulted in the promotion and/or hiring of more than 300 project managers, has enabled us to increase the level of service, professionalism, interior design competence, efficiency, and effectiveness of retail design center personnel. With project managers actively partnering with design consultants and their customers, we believe we have improved the customer service experience.

We recognize the importance of our retail design center network to our long-term success. Accordingly, we believe we (i) have established strong management teams within Company-owned design centers and (ii) continue to work closely with our independent retailers in order to assist them in strengthening their teams. With this in mind, we make our services available to every design center, whether independently-owned or Company-owned, in support of their marketing efforts, including coordinated advertising, merchandising and display programs, and extensive training seminars and educational materials. We believe that the development of project managers, design consultants, service and delivery personnel, and retailers is important for the growth of our business. As a result, we have committed to make available a comprehensive retail training program which is intended to increase the customer service capabilities of each individual.

Customer Service Offerings

We offer numerous customer service programs, each of which has been developed and introduced to consumers in an effort to make their shopping experience easier and more enjoyable.

Gift Card

This program allows customers to purchase, through our website or at any participating retail design center, gift cards which can be redeemed for any of our products or services.

Wedding Registry

The primary objectives of the wedding registry program are to increase customer traffic in our network of retail design centers (and on-line), capture consumers in the early stage of their lifecycle, capitalize on the growing trend for non-traditional registries and promote our complimentary design service. We believe this program further strengthens our competitive advantage by enhancing our current complement of service offerings with a national gift registry.

On-Line Room Planning

We offer, via our website, an interactive on-line room planning resource which serves to further assist consumers with their home decorating needs. Through the use of this web-based tool, customers can determine which of our product offerings best fit their particular needs based on their own individual home floor plan.

Ethan Allen Consumer Credit Programs

The EA Finance Plus program offers consumers two financing options through the use of just one account. Consumers can choose between (i) the "Simple Finance Plan" which consists of fixed monthly payments ranging from 12 to 60 months at an interest rate of 9.99% per annum, and (ii) the revolving credit line which carries a fixed interest rate at 23.99% per annum. Both plans provide credit lines from $1,000 to $50,000, or greater, if the customer qualifies. Financing offered through both programs is administered by a third-party financial institution and is granted to us on a non-recourse basis. Consumers may apply for an EA Finance Plus card at any participating retail design center.

Competition

In recent years, the home furnishings industry has faced numerous challenges, not the least of which is an influx of low-priced competition from overseas and some resultant measure of price deflation. As a result, we believe a trend toward product commoditization has developed. In that time, we have, instead, attempted to further differentiate ourselves as a "preferred" brand by adhering to a business strategy focused on providing (i) high-quality products at good value, including the marketing of our products at an "everyday best" price, (ii) a comprehensive complement of home furnishing design solutions, including our complimentary design service, and (iii) excellence in customer service. We consider our vertical integration a significant competitive advantage in the current environment as it allows us to design, manufacture, source, distribute, market, and sell our products through one of the industry’s largest single-source retail networks.

Industry globalization has provided us an opportunity to adhere to a blended sourcing strategy, establishing relationships with certain manufacturers, both domestically and outside the United States, to source selected case goods, upholstery, and home accessory items. We intend to continue to balance our domestic production with opportunities to source from foreign and domestic manufacturers, as appropriate, in order to maintain our competitive advantage.

We believe the home furnishings industry competes primarily on the basis of product styling and quality, personal service, prompt delivery, product availability and price. We further believe that we effectively compete on the basis of each of these factors and that, more specifically, our retail format and complimentary design service create a distinct competitive advantage, further supporting our mission of providing consumers with a complete home decorating and design solution. Our objective is to continue to develop and strengthen our retail network by (i) expanding the Company-owned retail business through the relocation of existing design centers, opening of new design centers, and, when appropriate, acquiring design centers from, or selling design centers to, independent retailers, and (ii) obtaining and retaining independent retailers, encouraging such retailers to expand their business through the opening or relocation of new design centers with the objective of increasing the volume of their sales.

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

Available Information

We make available, free of charge via our website, all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information filed with, or furnished to, the Securities and Exchange Commission (the "SEC" or the "Commission"), including amendments to such reports. This information is available at www.ethanallen.com/investors as soon as reasonably practicable after it is electronically filed with, or furnished to, the SEC. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding companies that file electronically with the Commission. This information is available at www.sec.gov.

In addition, charters of all committees of our Board of Directors, as well as our Corporate Governance guidelines, are available on our website at www.ethanallen.com/governance or, upon written request, in printed hardcopy form. Written requests should be sent to Office of the Secretary, Ethan Allen Interiors Inc., Ethan Allen Drive, Danbury, Connecticut 06811.

Item 1A. Risk Factors

The following information describes certain significant risks and uncertainties inherent in our business that should be carefully considered, along with other information contained elsewhere in this report and in other filings, when making an investment decision with respect to us. If one or more of these risks actually occurs, the impact on our business, including our financial condition, results of operations, and cash flows could be adverse.

We face changes in global and local economic conditions that may adversely affect consumer demand and spending, our manufacturing operations or sources of merchandise.

Historically, the home furnishings industry has been subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. Such uncertainty, as well as other variations in global economic conditions such as rising fuel costs and increasing interest rates, may continue to cause inconsistent and unpredictable consumer spending habits, while increasing our own fuel, utility, transportation or security costs. These risks, as well as industrial accidents or work stoppages, could also severely disrupt our manufacturing operations, which could have a material adverse effect on our financial performance.

We import a portion of our merchandise from foreign countries. As a result, our costs may be increased by events affecting international commerce and businesses located outside the United States, including changes in international trade, central bank actions, and other governmental policies of the U.S. and the countries from which we import a portion of our merchandise. The inability to import products from certain foreign countries or the imposition of significant tariffs could have a material adverse effect on our results of operations.

Competition from overseas manufacturers continues to increase and may adversely affect our business, operating results or financial condition.

Our wholesale business segment is involved in the development of our brand, which encompasses the design, manufacture, sourcing, sales and distribution of our home furnishings products, and competes with other U.S. and foreign manufacturers. Our retail business segment sells home furnishings to consumers through a network of Company-owned design centers, and competes against a diverse group of retailers ranging from specialty stores to traditional furniture and department stores, any of which may operate locally, regionally and nationally. We also compete with these and other retailers for appropriate retail locations as well as for qualified design consultants and management personnel. Such competition could adversely affect our future financial performance.

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

We cannot provide assurance that we will be able to establish or maintain relationships with certain manufacturers, whether foreign or domestic, to supply us with selected case goods, upholstery and home accessory items to enable us to maintain our competitive advantage. In addition, the recent emergence of foreign manufacturers has served to broaden the competitive landscape. Some of these competitors produce furniture types not manufactured by us and may have greater financial and other resources available to them. This competition could adversely affect our future financial performance.

Failure to successfully anticipate or respond to changes in consumer tastes and trends in a timely manner could adversely impact our business, operating results and financial condition.

Sales of our products are dependent upon consumer acceptance of our product designs, styles, quality and price. We continuously monitor changes in home design trends through attendance at international industry events and fashion shows, internal marketing research, and regular communication with our retailers and design center design consultants who provide valuable input on consumer tendencies. However, as with all retailers, our business is susceptible to changes in consumer tastes and trends. Such tastes and trends can change rapidly and any delay or failure to anticipate or respond to changing consumer tastes and trends in a timely manner could adversely impact our business, operating results and financial condition.

Fluctuations in the price, availability and quality of raw materials could result in increased costs or cause production delays which might result in a decline in sales, either of which could adversely impact our earnings.

We use various types of wood, foam, fibers, fabrics, leathers, and other raw materials in manufacturing our furniture. Certain of our raw materials, including fabrics, are purchased both outside the United States and domestically. Fluctuations in the price, availability and quality of raw materials could result in increased costs or a delay in manufacturing our products, which in turn could result in a delay in delivering products to our customers. For example, lumber prices fluctuate over time based on factors such as weather and demand, which in turn, impact availability. Production delays or upward trends in raw material prices could result in lower sales or margins, thereby adversely impacting our earnings.

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

Our success depends upon our brand, marketing and advertising efforts and pricing strategies, and if we are not able to maintain and enhance our brand, or if we are not successful in these other efforts, our business and operating results could be adversely affected.

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

We may not be able to maintain our current design center locations at current costs. We may also fail to successfully select and secure design center locations.

Our design centers are typically located in busy urban settings as freestanding destinations or as part of suburban strip malls, depending upon the real estate opportunities in a particular market. Our business competes with other retailers and as a result, our success may be affected by our ability to renew current design center leases and to select and secure appropriate retail locations for existing and future design centers.

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

Our current and former manufacturing and retail operations are subject to increasingly stringent environmental, health and safety requirements.

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

We have been identified as a potentially responsible party in connection with three sites that are currently listed, or proposed for inclusion, on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or its state counterpart, and have received notification that we may be named a PRP in a separate, unrelated matter with respect to a fourth site. In addition, noncompliance with, or stricter enforcement of, existing laws and regulations, adoption of more stringent new laws and regulations, discovery of previously unknown contamination or imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could be material.

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

We operate 9 manufacturing facilities located in 6 states. All of these facilities are owned, with the exception of a leased upholstery plant in California, totaling 145,636 square feet. Our 9 facilities consist of 4 case good manufacturing plants (2 of which include separate sawmill operations), totaling 1,964,897 square feet; 4 upholstery furniture plants (including the leased facility in California), totaling 1,095,336 square feet; and 1 plant involved in the manufacture and assembly of our home accessory products, totaling 295,000 square feet.

In addition, we operate 5 distribution centers, totaling 1,347,739 square feet. All of these facilities are owned, with the exception of 1 leased distribution facility in California, totaling 80,000 square feet. To further support our logistics operation, we also own 1 free-standing warehouse totaling 115,270 square feet that is utilized as a supplemental storage facility for finished goods inventory, and we utilize 6,490 square feet within one of our manufacturing facilities as a garage operation for our fleet of trucks and trailers. Our manufacturing and distribution facilities are located in North Carolina, Vermont, Pennsylvania, Virginia, Oklahoma, California, New Jersey, Indiana and Maine.

We own 3 and lease 33 retail service centers, totaling 1,326,342 square feet. Our retail service centers are located throughout the United States and serve to support our various retail sales districts. The geographic distribution of our retail design center network as of June 30, 2007 is as follows:

	Retail Design Center Category
	Company Owned	Independently Owned
United States	153	118
North America-Other (1)	5	2
Asia	-	34
Middle East	-	1

Total	158	155

(1)	We own and operate five retail design centers located in Canada.

Of the 158 retail design centers owned and operated by us, 66 of the properties are owned and 92 of the properties are leased from independent third parties. Of the 66 design center locations owned by us, 16 are subject to land leases. We own 4 additional retail properties, 3 of which are leased to independent Ethan Allen retailers, and 1 of which is leased to an unaffiliated third party. See Note 8 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

Our manufacturing facility located in Maiden, North Carolina and the Ethan Allen Hotel and Conference Center located in Danbury, Connecticut, were financed, in part, with industrial revenue bonds. The bonds associated with the Maiden facility matured in October 2004 and were repaid in full at that time. The bonds associated with the Ethan Allen Hotel and Conference Center bear interest at a fixed rate of 7.50% and have a remaining maturity of 4 years. The Beecher Falls, Vermont manufacturing facility was financed, in part, by the State of Vermont Economic Development Authority (“VEDA”) and the Town of Canaan, Vermont. The VEDA debt matured in June 2006 and was repaid in full at that time. The Town of Canaan debt bears interest at a fixed rate of 3.00% and has remaining maturities of 4 to 19 years. We believe that all of our properties are well maintained and in good condition.

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

As of June 30, 2007, we and/or our subsidiaries have been named as a potentially responsible party ("PRP") with respect to the remediation of three active sites currently listed, or proposed for inclusion, on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The sites are located in Southington, Connecticut; High Point, North Carolina; and Atlanta, Georgia.

In addition, during the fiscal year ended June 30, 2007, our liability with respect to a fourth site located in Lyndonville, Vermont was resolved. We had previously received a certificate of construction completion for this location, subject to certain limited conditions which were the obligation of another PRP. In July 2007, we obtained the final certificate of construction completion advising us that all conditions had been met.

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

As of June 30, 2007, we believe that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for vote by our security holders during the fourth quarter of fiscal 2007.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under ticker symbol "ETH". The following table sets forth, for each of the past two fiscal years, (i) the high and low stock prices as reported on the New York Stock Exchange and (ii) the dividend per share paid by us:

	Market Price			Dividend
	High	Low	Close	Per Share
Fiscal 2007
First Quarter	$39.77	$33.54	$34.66	$0.20
Second Quarter	38.63	34.17	36.11	0.20
Third Quarter	39.56	34.75	35.34	0.20
Fourth Quarter	37.85	34.19	34.25	0.20

Fiscal 2006
First Quarter	$33.77	$30.53	$31.35	$0.18
Second Quarter	38.83	28.86	36.53	0.18
Third Quarter	42.83	37.33	42.02	0.18
Fourth Quarter	45.09	34.78	36.55	0.18

As of August 24, 2007, there were 356 shareholders of record of our common stock. On July 24, 2007, we declared a dividend of $0.22 per common share, payable on October 25, 2007 to shareholders of record as of October 10, 2007. We expect to continue to declare quarterly dividends for the foreseeable future.

Comparative Company Performance

The following line graph compares cumulative total stockholder return for the Company with a performance indicator of the overall stock market, the Standard & Poor’s 500 Index, and an industry index, the Peer Issuer Group Index, assuming $100 was invested on June 30, 2002.

Equity Compensation Plan Information

The information required by this Item 5 with respect to Equity Compensation Plan Information is set forth in Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, contained in this Annual Report and incorporated herein by reference.

Issuer Purchases of Equity Securities

Certain information regarding purchases made by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended June 30, 2007 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (d)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)
April 2007 (a)	58,200	$34.28	58,200	1,833,600
May 2007 (b)	331,000	$34.78	331,000	1,502,600
June 2007 (c)	100,000	$34.36	100,000	1,402,600
Total	489,200	$34.63	489,200

(a)	Purchased in a single open market transaction.
(b)	Purchased in seven separate open market transactions on seven different trading days.
(c)	Purchased in a single open market transaction.
(d)

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

Subsequent to June 30, 2007 and through August 27, 2007, we repurchased, in 21 separate open market transactions, an additional 1.1 million shares of our common stock at a total cost of $38.3 million, representing an average price per share of $33.45.  On July 24, 2007, the Board of directors increased the then remaining share repurchase authorization to 2.5 million shares. As of August 27, 2007, we had a remaining Board authorization to repurchase 2.1 million shares.

On June 4, 2007, options to purchase 18,000 shares of our common stock were granted to employees of the Company. These options were issued at an exercise price of $36.71 (the price of a share of our common stock on the New York Stock Exchange as of such date), vest ratably over a 4-year period and have a contractual term of 10 years.

Stockholder Rights Plan

We have a Stockholder Rights Plan, a description of which is set forth in Note 9 to the Consolidated Financial Statements included under Item 8 of this Annual Report and incorporated herein by reference. Such description contains all of the required information with respect thereto.

Item 6. Selected Financial Data

The following table presents selected financial data for the fiscal years ended June 30, 2007, 2006, 2005, 2004 and 2003 which has been derived from our consolidated financial statements. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this Annual Report and our Consolidated Financial Statements (including the notes thereto) included under Item 8 of this Annual Report.

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2007	2006	2005	2004	2003
Statement of Operations Data:
Net sales	$1,005,312	$1,066,390	$949,012	$955,107	$907,264

Cost of sales	478,729	525,408	487,958	494,072	457,924

Selling, general and administrative expenses	402,022	394,069	332,295	322,111	316,752

Restructuring and impairment charge, net (1)	13,442	4,241	(219)	12,520	13,131

Operating income	111,119	142,672	128,978	126,404	119,457

Interest and other (income) expense, net	1,393	4,567	(442)	(2,691)	(517)

Income before income tax expense	109,726	138,105	129,420	129,095	119,974

Income tax expense	40,499	52,423	50,082	49,617	45,350

Net income	$69,227	$85,682	$79,338	$79,478	$74,624

Per Share Data:
Net income per basic share	$2.19	$2.58	$2.24	$2.14	$1.98
Basic weighted average shares outstanding	31,566	33,210	35,400	37,179	37,607
Net income per diluted share	$2.15	$2.51	$2.19	$2.08	$1.93
Diluted weighted average shares outstanding	32,261	34,086	36,193	38,295	38,569

Cash dividends per share (2)	$0.80	$0.72	$0.60	$3.40	$0.25

Other Information:
Depreciation and amortization	$23,013	$21,599	$21,338	$21,854	$21,634
Capital expenditures and acquisitions	$74,370	$49,296	$34,381	$24,976	$39,781
Working capital	$234,990	$278,038	$130,423	$161,772	$228,177
Current ratio	2.59 to 1	2.88 to 1	1.97 to 1	2.18 to 1	2.70 to 1
Effective tax rate	36.9%	38.0%	38.7%	38.4%	37.8%

Balance Sheet Data (at end of period):
Total assets	$802,598	$814,100	$628,386	$658,367	$735,008
Total debt, including
capital lease obligations	$202,908	$202,787	$12,510	$9,221	$10,218
Shareholders' equity	$409,642	$417,442	$434,068	$456,140	$533,922
Debt as a percentage of equity	49.5%	48.6%	2.9%	2.0%	1.9%
Debt as a percentage of capital	33.1%	32.7%	2.8%	2.0%	1.9%

See footnotes on following page.

(1)

In the first quarter of fiscal 2007, we announced a plan to close one of our case goods manufacturing facilities, located in Spruce Pine, North Carolina, and convert one of our upholstery manufacturing facilities, located in Atoka, Oklahoma, into a regional distribution center. In connection with this initiative, we have permanently ceased production at both locations, allocating production among our remaining domestic manufacturing locations and selected offshore suppliers. The decision impacted approximately 465 employees with the reduction in headcount occurring during the second and third quarters of fiscal 2007. We recorded a pre-tax restructuring and impairment charge of $14.1 million during the quarter ended September 30, 2006, of which $4.0 million was related to employee severance and benefits and other plant exit costs, and $10.1 million, which was non-cash in nature, was related to fixed asset impairment charges, primarily for real property and machinery and equipment, stemming from the decision to cease production activities. During the three months ended March 31, 2007 and December 31, 2006, adjustments totaling $0.2 million and $0.3 million, respectively, were recorded to reverse remaining previously established accruals which were no longer deemed necessary.

In the first quarter of fiscal 2006, we announced a plan to convert one of our existing manufacturing facilities into a regional distribution center. The facility, formerly involved in the production of wood case goods furniture, is located in Dublin, Virginia. In connection with this initiative, we permanently ceased production at the Dublin location, allocating production among our remaining domestic manufacturing locations and selected offshore suppliers, and consolidated the distribution operations of our existing Old Fort, North Carolina location into this larger facility. The decision impacted approximately 325 employees, of which approximately 75 have been employed in new positions. We recorded a pre-tax restructuring and impairment charge of $4.2 million during the quarter ended September 30, 2005, of which $1.3 million was related to employee severance and benefits and other plant exit costs, and $2.9 million, which was non-cash in nature, was related to fixed asset impairment charges, primarily for machinery and equipment, stemming from the decision to cease production activities. During the first six months of fiscal 2007, adjustments totaling $0.2 million were recorded to reverse remaining previously established accruals which were no longer deemed necessary.

In the fourth quarter of fiscal 2004, we announced a plan to close and consolidate two of our manufacturing facilities. The plants, both involved in the production of case goods, were located in Boonville, New York and Bridgewater, Virginia. The plant closures resulted in a headcount reduction totaling approximately 460 employees: 270 employees effective June 25, 2004, and 190 employees throughout the first quarter of fiscal 2005. A pre-tax restructuring and impairment charge of $12.8 million was recorded for costs associated with these plant closings, of which $4.5 million related to employee severance and benefits and other plant exit costs, and $8.3 million related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities. During the first six months of fiscal 2005, adjustments totaling $0.2 million were recorded to reverse the remaining previously established accruals which were no longer deemed necessary.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of financial condition and results of operations is based upon, and should be read in conjunction with, our Consolidated Financial Statements (including the notes thereto) included under Item 8 of this Annual Report.

Forward-Looking Statements

Management's discussion and analysis of financial condition and results of operations and other sections of this Annual Report contain forward-looking statements relating to our future results. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to management decisions and various assumptions, risks and uncertainties, including, but not limited to: the effects of terrorist attacks or conflicts or wars involving the United States or its allies or trading partners; the effects of labor strikes; weather conditions that may affect sales; volatility in fuel, utility, transportation and security costs; changes in global or regional political or economic conditions, including changes in governmental and central bank policies; changes in business conditions in the furniture industry, including changes in consumer spending patterns and demand for home furnishings; effects of our brand awareness and marketing programs, including changes in demand for our existing and new products; our ability to locate new design center sites and/or negotiate favorable lease terms for additional design centers or for the expansion of existing design centers; competitive factors, including changes in products or marketing efforts of others; pricing pressures; fluctuations in interest rates and the cost, availability and quality of raw materials; those matters discussed in Items 1A and 7A of this Annual Report and in our SEC filings; and our future decisions. Accordingly, actual circumstances and results could differ materially from those contemplated by the forward-looking statements.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles which require, in some cases, that certain estimates and assumptions be made that affect the amounts and disclosures reported in those financial statements and the related accompanying notes. Estimates are based on currently known facts and circumstances, prior experience and other assumptions believed to be reasonable. We use our best judgment in valuing these estimates and may, as warranted, solicit external advice. Actual results could differ from these estimates, assumptions and judgments, and these differences could be material. The following critical accounting policies, some of which are impacted significantly by estimates, assumptions and judgments, affect our consolidated financial statements.

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

Revenue Recognition – Revenue is recognized when all of the following have occurred: persuasive evidence of a sales arrangement exists (e.g. a wholesale purchase order or retail sales invoice); the sales arrangement specifies a fixed or determinable sales price; product is shipped or services are provided to the customer; and collectibility is reasonably assured. As such, revenue recognition occurs upon the shipment of goods to independent retailers or, in the case of Ethan Allen-owned retail design centers, upon delivery to the customer. Recorded sales provide for estimated returns and allowances. We permit our customers to return defective products and incorrect shipments, and terms we offer are standard for the industry.

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

Retail Design Center Acquisitions - We account for the acquisition of retail design centers and related assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, which requires application of the purchase method for all business combinations initiated after June 30, 2001. Accounting for these transactions as purchase business combinations requires the allocation of purchase price paid to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. The amount paid in excess of the fair value of net assets acquired is accounted for as goodwill.

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

Basis of Presentation

As of June 30, 2007, Ethan Allen Interiors Inc. has no material assets other than its ownership of the capital stock of Ethan Allen Global, Inc. and conducts all significant transactions through Ethan Allen Global, Inc.; therefore, substantially all of the financial information presented herein is that of Ethan Allen Global, Inc.

Results of Operations

Our revenues are comprised of (i) wholesale sales to independently-owned and Company-owned retail design centers and (ii) retail sales of Company-owned design centers. See Note 16 to our Consolidated Financial Statements for the year ended June 30, 2007 included under Item 8 of this Annual Report.

The components of consolidated revenues and operating income are as follows (in millions):

	Fiscal Year Ended June 30,
	2007	2006	2005
Revenue:
Wholesale segment	$656.0	$736.1	$663.2
Retail segment	698.6	691.0	586.2
Elimination of inter-segment sales	(349.3)	(360.7)	(300.4)

Consolidated Revenue	$1,005.3	$1,066.4	$949.0

Operating Income:
Wholesale segment (1)	$99.2	$125.2	$115.9
Retail segment	15.2	19.7	12.8
Adjustment for inter-company profit (2)	(3.3)	(2.2)	0.3

Consolidated Operating Income	$111.1	$142.7	$129.0

(1)	Operating income for the wholesale segment for the twelve months ended June 2007 and 2006 includes pre-tax restructuring and impairment charges, net of $13.4 million and $4.2 million, respectively.
(2)

Represents the change in the inventory profit elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned design center inventory existing at the end of the period.

Fiscal 2007 Compared to Fiscal 2006

Consolidated revenue for the fiscal year ended June 30, 2007 decreased by $61.1 million, or 5.7%, to $1.005 billion, from $1.066 billion in fiscal 2006. Net sales for the period largely reflect the delivery of product associated with booked orders and backlog existing as of beginning of the period. During the year, sales were impacted by (i) a weak retail environment for home furnishings, and (ii) a substantial reduction in backlog experienced during the prior year as a result of both a more favorable economic environment and our initiative to reduce the lead time associated with product delivery to both our independent retailers and consumers. These factors were partially offset by (i) the positive effects of our continued efforts to reposition the retail network, and (ii) new product introductions.

To date, the repositioning of the retail network has involved three primary elements: the opening of larger, new or relocated design centers in more prominent locations; development of a more focused advertising campaign to highlight our solutions-based approach and position Ethan Allen as an authority in style and design; and investment within the retail network to strengthen the existing management structure. Implementation of our “project management” initiative, which has resulted in the promotion and/or hiring of more than 300 project managers, has enabled us to increase the level of service, professionalism, interior design competence, efficiency, and effectiveness of retail design center personnel. With project managers actively partnering with design consultants and their customers, we believe we have improved the customer service experience and facilitated, to some degree, better awareness of potential cross-selling opportunities.

Wholesale revenue for fiscal 2007 decreased by $80.1 million, or 10.9%, to $656.0 million from $736.1 million in the prior year. The year-over-year decrease was primarily attributable to a decline in the incoming order rate as a result of the softer retail environment for home furnishings noted throughout much of the current period.

Retail revenue from Ethan Allen-owned design centers for the twelve months ended June 30, 2007 increased by $7.6 million, or 1.1%, to $698.6 million from $691.0 million for the twelve months ended June 30, 2006. The increase in retail sales by Ethan Allen-owned design centers was attributable to higher sales generated by newly opened (including relocated) or acquired design centers of $62.0 million. This favorable variance was partially offset by unfavorable variances related to a decrease in comparable design center delivered sales of $41.3 million, or 6.3%, and reduced revenue from sold and closed design centers, which generated $13.1 million fewer sales during fiscal 2007 as compared to fiscal 2006. The number of Ethan Allen-owned design centers increased to 158 as of June 30, 2007 as compared to 139 as of June 30, 2006. During that twelve month period, we acquired 12 design centers from independent retailers and opened 10 design centers (3 of which were relocations).

Comparable design centers are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design center sales in their 13th full month of Ethan Allen-owned operations.

Year-over-year, written business of Ethan Allen-owned design centers increased 2.9% and comparable design center written business decreased 5.2%. Over that same period, wholesale orders decreased 8.6%. Retail written business reflects the softer retail environment for home furnishings noted throughout much of the current year, likely offset, to some degree, by (i) our continued efforts to reposition the retail network, (ii) recent product introductions, and (iii) our use of national television as an advertising medium throughout much of the year. Wholesale written business also reflects the impact of the aforementioned factors.

Gross profit for fiscal 2007 decreased to $526.6 million from $541.0 million in fiscal 2006. The $14.4 million, or 2.7%, decrease in gross profit was primarily attributable to a decline in wholesale sales volume and inefficiencies experienced within our Spruce Pine, North Carolina and Atoka, Oklahoma manufacturing operations as a result of the phase-out of production at these facilities during the current year. Partially offsetting these factors were (i) a shift in sales mix with retail sales representing a higher proportionate share of total sales in the current year (73%) as compared to the prior year (68%), and (ii) improved performance within our remaining product sourcing operations, including price stabilization with regard to the cost of foam and a reduction in overhead as a result of past plant closures. The consolidated gross margin increased to 52.4% for fiscal 2007 from 50.7% in fiscal 2006 as a result, primarily, of the factors set forth above.

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the twelve months ended June 30, 2007 and 2006:

On September 6, 2006, we announced a plan to close our Spruce Pine, North Carolina case goods manufacturing facility and convert our Atoka, Oklahoma upholstery manufacturing facility into a regional distribution center. In connection with this initiative, we permanently ceased production at both locations, allocating production among our remaining domestic manufacturing locations and selected offshore suppliers. The decision impacted approximately 465 employees with the reduction in headcount occurring during the second and third quarters of fiscal 2007. We recorded a pre-tax restructuring and impairment charge of $14.1 million during the quarter ended September 30, 2006, of which $4.0 million was related to employee severance and benefits and other plant exit costs, and $10.1 million, which was non-cash in nature, was related to fixed asset impairment charges, primarily for real property and machinery and equipment, stemming from the decision to cease production activities. During the three months ended March 31, 2007 and December 31, 2006, adjustments totaling $0.2 million and $0.3 million, respectively, were recorded to reverse remaining previously established accruals which were no longer deemed necessary.

On September 7, 2005, we announced a plan to convert one of our existing manufacturing facilities into a regional distribution center. The facility, formerly involved in the production of wood case goods furniture, is located in Dublin, Virginia. In connection with this initiative, we permanently ceased production at the Dublin location, allocating production among our remaining domestic manufacturing locations and selected offshore suppliers, and consolidated the distribution operations of our existing Old Fort, North Carolina location into this larger facility. The decision impacted approximately 325 employees, of which approximately 75 have been employed in new positions. We recorded a pre-tax restructuring and impairment charge of $4.2 million during the quarter ended September 30, 2005, of which $1.3 million was related to employee severance and benefits and other plant exit costs, and $2.9 million, which was non-cash in nature, was related to fixed asset impairment charges, primarily for machinery and equipment, stemming from the decision to cease production activities. During fiscal 2007, adjustments totaling $0.2 million were recorded to reverse remaining previously established accruals which were no longer deemed necessary.

Including the restructuring and impairment charges referred to above, operating expenses increased $17.2 million, or 4.3%, to $415.5 million, or 41.3% of net sales, in fiscal 2007 from $398.3 million, or 37.4% of net sales, in fiscal 2006. This increase was primarily attributable to increased costs associated with (i) our continued efforts to reposition the retail network which, during the year, resulted in higher costs associated with managerial salaries and benefits, occupancy, delivery and warehousing, and designer compensation, and (ii) the period-over-period change in the aforementioned restructuring and impairment charges. Partially offsetting these increases were (i) a decrease within certain compensation and benefit related costs, including share-based compensation expense, (ii) a decrease in retail advertising costs, and (iii) a reduction in operating costs associated with closed manufacturing facilities, including reduced losses incurred in connection with the disposition of certain property, plant and equipment.

Including the restructuring and impairment charges referred to above, consolidated operating income for the year ended June 30, 2007 totaled $111.1 million, or 11.1% of net sales, compared to $142.7 million, or 13.4% of net sales, in the prior year. The decrease of $31.6 million was primarily attributable to (i) higher period-over-period operating expenses and (ii) a decline in gross profit, both of which were discussed previously.

Including the restructuring and impairment charges referred to above, wholesale operating income for fiscal 2007 totaled $99.2 million, or 15.1% of net sales, as compared to $125.2 million, or 17.0% of net sales, in the prior year. The decrease of $26.0 million was primarily attributable to (i) a decline in wholesale sales volume, (ii) the period-over-period change in the aforementioned restructuring and impairment charges, and (iii) inefficiencies experienced within our Spruce Pine, North Carolina and Atoka, Oklahoma manufacturing operations as a result of the phase-out of production at these facilities during the current year. These factors were partially offset by (i) improved performance within our remaining product sourcing operations, including price stabilization with regard to the cost of foam and a reduction in overhead as a result of past plant closures, (ii) a reduction in certain compensation and benefit related costs, including share-based compensation expense, and (iii) a decrease in operating costs associated with closed manufacturing facilities, including reduced losses incurred in connection with the disposition of certain property, plant and equipment.

Retail operating income decreased $4.5 million to $15.2 million, or 2.2% of sales, for fiscal 2007, from $19.7 million, or 2.9% of sales, for fiscal 2006. The decrease in retail operating income generated by Ethan Allen-owned design centers was primarily attributable to higher operating expenses as a result of our continued efforts to reposition the retail network and a decline in sales volume associated with comparable design centers and design centers closed or sold during the period. These unfavorable variances were partially offset by higher sales volume generated by newly-opened (including relocations) or acquired design centers.

Interest and other miscellaneous income, net totaled $10.4 million in fiscal 2007 as compared to $4.9 million in fiscal 2006. The $5.4 million increase was due, primarily, to (i) increased investment income resulting from higher interest rates and higher cash and short-term investment balances maintained during the current period, (ii) increased gains recorded in connection with the sale of selected real estate assets, and (iii) prior year losses incurred in connection with our past joint venture with U.K.-based MFI Furniture Group, Plc., the operations of which had ceased as of June 30, 2006.

Interest and other related financing costs increased $2.3 million to $11.8 million from $9.5 million in the prior year. The increase was due, primarily, to interest expense incurred in connection with our issuance of senior unsecured debt in September 2005.

Income tax expense totaled $40.5 million for fiscal 2007 as compared to $52.4 million for fiscal 2006. Our effective tax rate for the current year was 36.9%, down from 38.0% in the prior year. The lower effective tax rate was a result, primarily, of the benefits derived from the manufacturers’ deduction provided for under The Jobs Creation Act of 2004 and certain tax planning initiatives. Partially offsetting these items were the adverse effects of recently-enacted changes within certain state tax legislation, increased state income tax liability arising in connection with the operation of a greater number of Company-owned design centers, and increased foreign income tax liability associated with our five retail design centers operating in Canada.

For fiscal 2007, we recorded net income of $69.2 million as compared to $85.7 million in fiscal 2006. Net income per diluted share totaled $2.15 in the current year and $2.51 per diluted share in the prior year.

Fiscal 2006 Compared to Fiscal 2005

Consolidated revenue for the fiscal year ended June 30, 2006 totaled $1.1 billion, representing an increase of $117.4 million, or 12.4%, from fiscal 2005 consolidated revenue of $949.0 million. Net sales for the period largely reflect the delivery of product associated with booked orders and backlog existing as of the beginning of the period. During the year, sales benefited, primarily, from an increase in the incoming order rate as a result of (i) continued efforts to reposition the retail network, and (ii) new product introductions. In addition, sales were positively impacted, to some degree, by the continued implementation of our "mission possible" initiative, the objective of which is to reduce the lead time associated with product delivery to both our independent retailers and consumers.

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

Retail revenue from Ethan Allen-owned design centers for fiscal 2006 increased $104.8 million, or 17.9%, to $691.0 million from $586.2 million in the prior year. The increase in retail sales by Ethan Allen-owned design centers was attributable to increases in comparable design center delivered sales of $66.7 million, or 12.3%, and sales generated by newly opened (including relocated) or acquired design centers of $56.2 million. These favorable variances were partially offset by a decrease resulting from sold and closed design centers, which generated $18.1 million fewer sales in fiscal 2006 as compared to fiscal 2005. The number of Ethan Allen-owned design centers increased to 139 as of June 30, 2006 as compared to 126 as of June 30, 2005. During that twelve month period, we acquired 12 design centers from independent retailers, closed 1 design center, and opened 8 design centers (6 of which were relocations).

Year-over-year, written business of Ethan Allen-owned design centers increased 15.7% and comparable design center written business increased 10.1%. Over that same period, wholesale orders increased 9.4%. The increase in both retail and wholesale written sales during the period was likely the result of (i) continued efforts to reposition the retail network, (ii) recent product introductions, and, to some degree, (iii) our use of national television as an advertising medium throughout the year.

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

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during fiscal 2006:

On September 7, 2005, we announced a plan to convert one of our existing manufacturing facilities into a regional distribution center. The facility, formerly involved in the production of wood case goods furniture, is located in Dublin, Virginia. In connection with this initiative, we permanently ceased production at the Dublin location, allocating production among our remaining domestic manufacturing locations and selected offshore suppliers, and consolidated the distribution operations of our existing Old Fort, North Carolina location into this larger facility. The decision impacted approximately 325 employees, of which approximately 75 have been employed in new positions. We recorded a pre-tax restructuring and impairment charge of $4.2 million during the quarter ended September 30, 2005, of which $1.3 million was related to employee severance and benefits and other plant exit costs, and $2.9 million, which was non-cash in nature, was related to fixed asset impairment charges, primarily for machinery and equipment, stemming from the decision to cease production activities.

In addition, on July 1, 2005, we adopted the recognition and measurement provisions of SFAS No. 123(R), Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superceded Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. SFAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in our financial statements. In adopting SFAS No. 123(R), we applied the modified prospective approach to transition which requires that the provisions of SFAS No. 123(R) be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS No. 123.

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

Including the restructuring and impairment and share-based compensation charges referred to above, wholesale operating income for the year ended June 30, 2006 was $125.2 million, as compared to $115.9 million for the prior year. The wholesale operating margin in fiscal 2006 and fiscal 2005 amounted to 17.0% and 17.5%, respectively. The $9.3 million, or 8.0%, increase in wholesale operating income was primarily attributable to (i) the increase in wholesale sales volume, and (ii) improved margins attributable to the continued off-shore sourcing of selected product lines and more efficient plant performance within our domestic manufacturing operations, partially offset by higher costs associated with selected raw materials, namely foam, and utilities. These increases were further offset by (i) increased distribution costs attributable to higher fuel and freight charges, (ii) an increase in advertising costs as a result of our decision to utilize national television as an advertising medium throughout the year, (iii) the aforementioned restructuring and impairment charge, (iv) an increase in compensation and benefit related expenses, and (v) losses incurred in connection with the disposition of certain plant machinery and equipment.

Retail operating income increased $6.9 million, or 54.4%, to $19.7 million for fiscal 2006, as compared to $12.8 million in the prior year. The retail operating margin in fiscal 2006 and fiscal 2005 amounted to 2.9% and 2.2%, respectively. The increase in retail operating income generated by Ethan Allen-owned design centers is primarily attributable to higher sales volume generated by comparable, and newly-opened (including relocations) or acquired design centers, partially offset by higher operating expenses as a result of our continued efforts to reposition the retail network and a decline in operating income associated with design centers sold or closed during the year.

Interest and other miscellaneous income, net totaled $4.9 million in fiscal 2006 as compared to $1.2 million in fiscal 2005. The $3.7 million increase was due, primarily, to increased investment income resulting from higher cash and short-term investment balances maintained during the current year, partially offset by higher prior year gains recorded in connection with the sale of real estate.

Interest and other related financing costs for fiscal 2006 increased $8.7 million to $9.5 million from $0.8 million in the prior year. The increase was due, primarily, to interest expense incurred in connection with our issuance of senior unsecured debt in September 2005.

Income tax expense totaled $52.4 million in fiscal 2006 as compared to $50.1 million in fiscal 2005. Our effective tax rate for the current year was 38.0%, down from 38.7% in the prior year. The lower effective tax rate was a result, primarily, of the benefits derived from the manufacturers’ deduction provided for under The Jobs Creation Act of 2004 and certain tax planning initiatives. Partially offsetting these items were the adverse effects of recently-enacted changes within certain state tax legislation, and increased state income tax liability arising in connection with the operation of a greater number of Company-owned design centers.

For fiscal 2006, we recorded net income of $85.7 million as compared to $79.3 million in fiscal 2005. Net income per diluted share totaled $2.51 in the current year and $2.19 in the prior year.

Liquidity and Capital Resources

As of June 30, 2007, we maintained cash and cash equivalents totaling $147.9 million. Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, and borrowing capacity under a $200.0 million revolving credit facility.

The credit facility includes an accordion feature which provides for an additional $100.0 million of liquidity, if needed, as well as sub-facilities for trade and standby letters of credit of $100.0 million and swingline loans of

$5.0 million. The credit facility contains various covenants which may limit our ability to: incur debt; engage in mergers and consolidations; make restricted payments; sell certain assets; make investments; and issue stock. We are also required to meet certain financial covenants including a fixed charge coverage ratio, which shall not be less than 3.00 to 1 for any period of four consecutive fiscal quarters ended on or after June 30, 2005, and a leverage ratio, which shall not be greater than 3.00 to 1 at any time. As of June 30, 2007, we had satisfactorily complied with these covenants.

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

In connection with the issuance of the Senior Notes, Global, in July and August 2005, entered into 6 separate forward contracts to hedge the risk-free interest rate associated with $108.0 million of the related debt in order to minimize the negative impact of interest rate fluctuations on earnings, cash flows and equity. The forward contracts were entered into with a major banking institution thereby mitigating the risk of credit loss. Upon issuance of the Senior Notes and settlement of the related forward contracts, losses totaling $0.9 million were incurred representing the change in the fair value of the forward contracts since their respective trade dates. In accordance with SFAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended, it was determined that a portion of the related losses was the result of hedge ineffectiveness and, as such, $0.1 million of the losses was included, within interest and other related financing costs, in the Consolidated Statement of Operations for the three month period ended September 30, 2005. The balance of the losses has been included (on a net-of-tax basis) in the Consolidated Balance Sheets within accumulated other comprehensive income and is being amortized to interest expense over the life of the Senior Notes. The remaining unamortized balance of these forward contract losses totaled $0.6 million ($0.4 million net-of-tax) as of June 30, 2007.

In July 2007, Standard & Poor’s ("S&P") lowered our corporate and senior unsecured credit ratings from "A-" to "BBB+". Despite S&P’s view that we (i) maintain a satisfactory business model consisting of a well-known brand, dedicated distribution network, and efficient manufacturing, and (ii) possess ample liquidity, the ratings action was initiated in response to continued softness in the housing market and its resultant impact on the home furnishings industry, including the credit protection measures of its participants.  The change in our credit rating had no impact on (i) our ability to satisfactorily comply with our existing debt covenants or (ii) the pricing we are subject to under our credit facility.

A summary of net cash provided by (used in) operating, investing, and financing activities for each of the last three fiscal years is provided below (in millions):

	Fiscal Year Ended June 30,
	2007	2006	2005
Operating Activities
Net income plus depreciation and amortization	$92.2	$107.3	$100.7
Working capital	20.9	17.0	0.5
Excess tax benefits from share-based payment arrangements	(5.0)	(0.5)	-
Other (non-cash items, long-term assets and liabilities)	11.1	7.8	2.1
Total provided by operating activities	$119.2	$131.6	$103.3

Investing Activities
Capital expenditures	$(59.0)	$(41.5)	$(30.3)
Acquisitions	(15.3)	(7.8)	(4.1)
Asset sales	5.4	4.4	11.2
Other	0.2	0.1	0.7
Total used in investing activities	$(68.7)	$(44.8)	$(22.5)

Financing Activities
Revolving credit borrowings (payments), net	$-	$(8.0)	$8.0
Issuances (payments) of long-term debt, net	-	198.1	(4.7)
Issuances of common stock	0.5	2.3	5.6
Purchases and other retirements of company stock	(57.2)	(84.1)	(94.3)
Payment of cash dividends	(24.8)	(23.1)	(19.6)
Excess tax benefits from share-based payment arrangements	5.0	0.5	-
Payment of deferred financing costs	(0.1)	(2.2)	-
Total provided by (used in) financing activities	$(76.6)	$83.5	$(105.0)

Operating Activities

During fiscal 2007, cash provided by operating activities decreased $12.4 million as a result, primarily, of (i) lower sales and operating income, and (ii) changes in excess tax benefits arising in connection with the exercise of share-based awards. Partially offsetting these decreases were changes in working capital (accounts receivable, inventories, prepaid and other current assets, customer deposits, payables, and accrued expenses and other current liabilities) arising in the ordinary course of business. In addition, operating cash flow for the twelve month period includes the effects of changes in several other non-cash items, including restructuring and impairment charges, gains incurred in connection with the sale of certain property, plant and equipment during the period, and compensation expense related to share-based awards.

Investing Activities

In fiscal 2007, cash used in investing activities increased $23.9 million due, primarily, to an increase in cash utilized to fund capital expenditures and acquisition activity. The current level of capital spending is principally attributable to (i) new design center development and renovation, (ii) conversion of the Atoka, Oklahoma and Dublin, Virginia manufacturing facilities into regional distribution centers, (iii) entity-wide technology initiatives, and (iv) improvements within our remaining manufacturing facilities. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities

For fiscal 2007, cash used in financing activities increased $160.1 million as a result, primarily, of our receipt of the net proceeds from the issuance of the Senior Notes in the prior year period. The decrease in cash provided as a result of this item was partially offset by (i) a reduction in payments related to the acquisition of treasury stock, (ii) a decrease in cash utilized to fund net borrowing activity on our revolving credit facility, and (iii) changes in excess tax benefits arising in connection with the exercise of share-based awards. On July 24, 2007, we declared a dividend of $0.22 per common share, payable on October 25, 2007, to shareholders of record as of October 10, 2007. We expect to continue to declare quarterly dividends for the foreseeable future.

As of June 30, 2007, our outstanding debt totaled $202.9 million, the current and long-term portions of which amounted to less than $0.1 million and $202.8 million, respectively. The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are: less than $0.1 million in each of fiscal 2008, 2009 and 2010; $3.9 million in fiscal 2011; and less than $0.1 million in fiscal 2012. The balance of our long-term debt ($198.9 million) matures in fiscal year 2016.

We had no revolving loans outstanding under the credit facility as of June 30, 2007, and stand-by letters of credit outstanding under the facility at that date totaled $16.1 million. Remaining available borrowing capacity under the facility was $183.9 million at June 30, 2007.

The following table summarizes, as of June 30, 2007, the timing of cash payments related to our outstanding contractual obligations (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations:
Debt maturities	$202,908	$40	$83	$3,917	$198,868
Contractual interest	92,617	11,050	22,096	21,802	37,669
Operating lease obligations	203,133	37,087	56,094	37,906	72,046
Letters of credit	16,068	16,068	-	-	-
Purchase obligations (1)	-	-	-	-	-
Other long-term liabilities	316	39	59	28	190
Total contractual obligations	$515,042	$64,284	$78,332	$63,653	$308,773

(1)

For purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. While we are not a party to any significant long-term supply contracts or purchase commitments, we do, in the normal course of business, regularly initiate purchase orders for the procurement of (i) selected finished goods sourced from third-party suppliers, (ii) lumber, fabric, leather and other raw materials used in production, and (iii) certain outsourced services. All purchase orders are based on current needs and are fulfilled by suppliers within short time periods. At any point in time, our open purchase orders with respect to such goods and services totals approximately $60-65 million.

Further discussion of our contractual obligations associated with outstanding debt and lease arrangements can be found in Notes 7 and 8, respectively, to the Consolidated Financial Statements included under Item 8 of this Annual Report.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of June 30, 2007, we had working capital of $235.0 million and a current ratio of 2.59 to 1.

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

During fiscal 2007, 2006 and 2005, we repurchased and/or retired the following shares of our common stock:

	2007(1)(2)	2006(3)	2005(4)
Common shares repurchased	1,548,700	2,545,200	2,410,400
Cost to repurchase common shares	$53,955,970	$85,106,563	$81,435,589
Average price per share	$34.84	$33.44	$33.79

(1)	The cost to repurchase shares in fiscal 2007 reflects $3,436,230 in common stock repurchases with a June 2007 trade date and a July 2007 settlement date.
(2)

During fiscal 2007, we also retired 555,531 shares of common stock tendered upon the exercise of outstanding employee stock options (410,073 to cover share exercise and 145,458 to cover related employee tax withholding liabilities). The value of such shares on the date redeemed was $21,506,193, representing an average price per share of $38.71.

(3)	The cost to repurchase shares in fiscal 2006 reflects $1,000,807 in common stock repurchases with a June 2006 trade date and a July 2006 settlement date.
(4)

During fiscal 2005, we also retired 405,511 shares of common stock tendered upon the exercise of outstanding employee stock options (151,818 to cover share exercise and 253,693 to cover related employee tax withholding liabilities). The value of such shares on the date redeemed was $12,173,440, representing an average price per share of $30.02.

For each of the fiscal years presented above, we funded our purchases of treasury stock with existing cash on hand and cash generated through current period operations. During the last three fiscal years, the Board of Directors increased the then remaining share repurchase authorization as follows: to 2.0 million shares on November 16, 2004; to 2.0 million shares on April 26, 2005; to 2.5 million shares on November 15, 2005; and to 2.5 million shares on July 25, 2006. As of June 30, 2007 we had a remaining Board authorization to repurchase 1.4 million shares.

Subsequent to June 30, 2007 and through August 27, 2007, we repurchased, in 21 separate open market transactions, an additional 1.1 million shares of our common stock at a total cost of $38.3 million, representing an average price per share of $33.45. On July 24, 2007, the Board of directors increased the then remaining share repurchase authorization to 2.5 million shares. As of August 27, 2007, we had a remaining Board authorization to repurchase 2.1 million shares.

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

Retailer-Related Guarantees

Independent Retailer Credit Facility

We have obligated ourselves, on behalf of one of our independent retailers, with respect to a $1.5 million credit facility (the "Credit Facility") comprised of a $1.1 million revolving line of credit and a $0.4 million term loan. This obligation requires us, in the event of the retailer’s default under the Credit Facility, to repurchase the retailer’s inventory, applying such purchase price to the retailer’s outstanding indebtedness under the Credit Facility. Our obligation remains in effect for the life of the term loan which expires in April 2008. The maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is limited to the amount outstanding under the Credit Facility at the time of default (subject to pre-determined lending limits based on the value of the underlying inventory) and, as such, is not an estimate of future cash flows. No specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this obligation, except to the extent that we maintain the right to take title to the repurchased inventory. We anticipate that the repurchased inventory could subsequently be sold through our retail design center network.

As of June 30, 2007, the amount outstanding under the Credit Facility totaled approximately $0.9 million, all of which was outstanding under the revolving credit line. Based on the underlying creditworthiness of the respective retailer, we believe this obligation will expire without requiring funding by us. However, in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, a liability has been established to reflect our non-contingent obligation under this arrangement as a result of modifications made to the Credit Facility subsequent to January 1, 2003. As of June 30, 2007, the carrying amount of such liability is less than $50,000.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between us and that financial service provider (the “Program Agreement”). Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of the program (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. Our obligation remains in effect for the term of the Program Agreement which expires in July 2012. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to five years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of June 30, 2007, the Company’s product warranty liability totaled $1.5 million.

Impact of Inflation

We do not believe that inflation has had a material impact on our profitability during the last three fiscal years. In the past, we have generally been able to increase prices or seek lower cost alternatives in order to offset increases in operating costs and effectively manage our working capital.

Income Taxes

At June 30, 2007, we had, for federal income tax purposes, approximately $0.3 million of net operating loss carryforwards ("NOLs") which expire in 2025 and are subject to an annual limitation under Section 382 of the Internal Revenue Code. Based on our historical and anticipated future pre-tax earnings, we believe that it is more likely than not that these NOLs will be utilized.

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

The home furnishings industry remains extremely competitive with respect to both the sourcing of products and the retail sale of those products. Domestic manufacturers continue to face pricing pressures as a result of the manufacturing capabilities developed during recent years in other countries, specifically within Asia. In response to these pressures, a large number of U.S. furniture manufacturers and retailers, including us, have increased their overseas sourcing activities in an attempt to maintain a competitive advantage and retain market share. At the present time, we domestically manufacture and/or assemble approximately 60% of our products. We continue to believe that a balanced approach to product sourcing, which includes the domestic manufacture of certain product offerings coupled with the import of other selected products, provides the greatest degree of flexibility and is the most effective approach to ensuring that acceptable levels of quality, service and value are attained.

In addition, we believe that our retail strategy, which involves (i) a continued focus on providing a wide array of product solutions and superior customer service, (ii) the opening of larger, new or relocated design centers in more prominent locations, while encouraging independent retailers to do the same, and (iii) the development of a more professional management structure within our retail network, provides an opportunity to further grow our business.

Further discussion of the home furnishings industry has been included under Item 1 of this Annual Report.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides a comprehensive model for the recognition, measurement, presentation, and disclosure in a company’s financial statements of uncertain tax positions taken, or expected to be taken, on a tax return. If an income tax position exceeds a more likely than not (i.e. greater than 50%) probability of success upon tax audit, based on the technical merits of the position, the company is to recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with the respective jurisdictional tax laws. This interpretation is effective for fiscal years beginning after December 15, 2006 (July 1, 2007 for the Company), with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We have substantially completed our evaluation of those uncertain tax positions taken, or expected to be taken, in connection with both our Federal and foreign income tax returns. As a result of our analysis with respect to such Federal and foreign tax positions, we do not anticipate that adoption of FIN 48 will have a significant impact on our consolidated financial statements. This conclusion is subject to change due to (i) the finalization of our adoption efforts and (ii) potential changes in the interpretation of FIN 48 by the FASB and other regulatory bodies. Given the nature of our business, including the operation of a national network of Company-owned retail design centers, the majority of our tax exposure matters are typically of a state nature, the analysis of which is often complicated and without legal precedent. As such, we are still in the process of performing our analysis and evaluating the impact of adopting FIN 48 as it relates to uncertain tax positions taken, or expected to be taken, on our various state income tax returns.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative-effect adjustment to correct for misstatements that were not deemed material under a company's prior approach but are material under the SAB No. 108 approach. SAB No. 108 is effective for the Company for the fiscal year ending June 30, 2007. Adoption of this authoritative guidance had no impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a single definition of fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement defined as the price that would be received to sell an asset or liability in an orderly transaction between market participants at the measurement date. Thus, SFAS No. 157 adheres to a definition of fair value based upon exit-price as opposed to entry-price (i.e., the price paid to acquire an asset or liability). This authoritative guidance is effective for fiscal years beginning after November 15, 2007 (July 1, 2008 for the Company). As such, we are currently in the process of evaluating the impact of this authoritative guidance on our consolidated financial statements.

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

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but do not impact earnings or cash flows. At June 30, 2007, we had no floating-rate debt obligations outstanding. As of that same date, our fixed-rate debt obligations consist, primarily, of the Senior Notes issued on September 27, 2005. The estimated fair value of the Senior Notes as of June 30, 2007, which is based on changes, if any, in interest rates and our creditworthiness subsequent to the date on which the debt was issued, and which has been determined using quoted market prices, was $183.4 million as compared to a carrying value of $198.7 million.

Foreign currency exchange risk is primarily limited to our operation of 5 Ethan Allen-owned retail design centers located in Canada as substantially all purchases of imported parts and finished goods are denominated in United States dollars. As such, gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on our consolidated results of operations.

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

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data are listed under Item 15 of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Ethan Allen Interiors Inc.:

We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and Subsidiaries (the "Company") as of June 30, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2007. We also have audited the Company's internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethan Allen Interiors Inc. and Subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with accounting principals generally accepted in the United States of America.  Also, in our opinion, Ethan Allen Interiors Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Notes 1 and 11 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on July 1, 2005.

/s/	KPMG LLP

Stamford, Connecticut

August 28, 2007

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2007 and 2006

(In thousands, except share data)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$147,879	$173,801
Accounts receivable, less allowance for doubtful accounts of $2,042 at June 30, 2007 and $2,074 at June 30, 2006	14,602	22,179
Inventories (note 4)	181,884	189,650
Prepaid expenses and other current assets	33,104	31,289
Deferred income taxes (note 12)	4,960	8,696

Total current assets	382,429	425,615
Property, plant and equipment, net (note 5)	322,185	294,170
Goodwill and other intangible assets (notes 3 and 6)	92,500	87,899
Other assets	5,484	6,416

Total assets	$802,598	$814,100

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt (note 7)	$40	$39
Customer deposits	52,072	53,203
Accounts payable	26,650	28,549
Accrued compensation and benefits	35,243	33,314
Accrued expenses and other current liabilities	33,434	32,472

Total current liabilities	147,439	147,577
Long-term debt (note 7)	202,868	202,748
Other long-term liabilities	12,003	12,151
Deferred income taxes (note 12)	30,646	34,182

Total liabilities	392,956	396,658
Shareholders' equity (notes 9, 10, 11 and 15):
Class A common stock, par value $.01, 150,000,000 shares authorized, 47,454,450 shares issued at June 30, 2007 and 46,686,512 shares issued at June 30, 2006	474	467
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at June 30, 2007 and June 30, 2006	-	-
Preferred stock, par value $.01, 1,055,000 shares authorized, no shares issued and outstanding at June 30, 2007 and 2006	-	-
Additional paid-in capital	330,268	307,852

	330,742	308,319
Less: Treasury stock (at cost), 16,644,582 shares at June 30, 2007 and 14,566,620 shares at June 30, 2006	(496,005)	(421,308)
Retained earnings	573,535	529,496
Accumulated other comprehensive income	1,370	935

Total shareholders' equity	409,642	417,442

Total liabilities and shareholders' equity	$802,598	$814,100

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended June 30, 2007, 2006 and 2005

(In thousands, except per share data)

	2007	2006	2005
Net sales	$1,005,312	$1,066,390	$949,012
Cost of sales	478,729	525,408	487,958

Gross profit	526,583	540,982	461,054
Operating expenses:
Selling	223,146	224,404	184,310
General and administrative	178,876	169,665	147,985
Restructuring and impairment charge (credit), net (note 2)	13,442	4,241	(219)

Total operating expenses	415,464	398,310	332,076

Operating income	111,119	142,672	128,978
Interest and other miscellaneous income, net	10,369	4,926	1,203
Interest and other related financing costs (note 7)	11,762	9,493	761

Income before income taxes	109,726	138,105	129,420
Income tax expense (note 12)	40,499	52,423	50,082

Net income	$69,227	$85,682	$79,338

Per share data (notes 10, 11 and 17):

Net income per basic share	$2.19	$2.58	$2.24

Basic weighted average common shares	31,566	33,210	35,400

Net income per diluted share	$2.15	$2.51	$2.19

Diluted weighted average common shares	32,261	34,086	36,193

Dividends declared per common share	$0.80	$0.72	$0.60

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
Operating activities:
Net income	$69,227	$85,682	$79,338
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	23,013	21,599	21,338
Compensation expense related to share-based awards	821	1,900	327
Provision (benefit) for deferred income taxes	200	(792)	3,935
Excess tax benefits from share-based awards	(5,015)	(495)	-
Restructuring and impairment charge (credit), net	9,439	2,915	(219)
(Gain) loss on disposal of property, plant and equipment	(391)	2,841	(110)
Gain on sale of retail design centers	-	-	(1,384)
Other	500	584	(19)
Change in operating assets and liabilities, net of the effects of acquired and divested businesses:
Accounts receivable	6,677	3,697	(1,614)
Inventories	14,531	3,479	757
Prepaid and other current assets	220	3,767	(5,377)
Other assets	657	690	(3,155)
Customer deposits	(4,201)	(4,596)	(3,690)
Accounts payable	(4,334)	8,730	(2,264)
Accrued expenses and other current liabilities	7,993	1,882	12,730
Other liabilities	(148)	(294)	2,742

Net cash provided by operating activities	119,189	131,589	103,335

Investing activities:
Purchases of short-term investments	-	-	(12,000)
Proceeds from the sale of short-term investments	-	-	12,000
Proceeds from the disposal of property, plant and equipment	5,431	4,433	7,628
Proceeds from the sale of retail design centers	-	-	3,529
Capital expenditures	(59,073)	(41,505)	(30,301)
Acquisitions	(15,297)	(7,791)	(4,080)
Cash payments on hedging contracts	-	(930)	-
Other	198	978	711

Net cash used in investing activities	(68,741)	(44,815)	(22,513)

Financing activities:
Borrowings on revolving credit facility	-	17,000	15,500
Payments on revolving credit facility	-	(25,000)	(7,500)
Net proceeds from issuance of long-term debt	-	198,396	-
Payments on long-term debt and capital lease obligations	(38)	(242)	(4,716)
Purchases and other retirements of company stock	(57,152)	(84,106)	(94,355)
Proceeds from the issuance of common stock	521	2,349	5,641
Excess tax benefits from share-based payment arrangements	5,015	495	-
Payment of deferred financing costs	(107)	(2,219)	-
Payment of cash dividends	(24,797)	(23,128)	(19,625)

Net cash provided by (used in) financing activities	(76,558)	83,545	(105,055)

Effect of exchange rate changes on cash	188	34	153

Net increase (decrease) in cash and cash equivalents	(25,922)	170,353	(24,080)
Cash and cash equivalents - beginning of year	173,801	3,448	27,528

Cash and cash equivalents - end of year	$147,879	$173,801	$3,448

Supplemental cash flow information:
Income taxes paid	$37,561	$46,159	$44,135
Interest paid	11,173	6,319	550

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Years Ended June 30, 2007, 2006 and 2005

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at June 30, 2004	$458	$289,707	$(244,026)	$600	$409,401	$456,140

Issuance of 773,864 shares of common stock upon the exercise of share-based awards (notes 9 and 11)	8	5,633	-	-	-	5,641
Compensation expense associated with share- based awards (notes 9 and 11)	-	327	-	-	-	327
Tax benefit associated with exercise of share- based awards (notes 9, 11 and 12)	-	6,953	-	-	-	6,953
Purchase/retirement of 2,815,911 shares of company stock (note 9)	-	-	(93,609)	-	-	(93,609)
Dividends declared on common stock	-	-	-	-	(21,173)	(21,173)
Other comprehensive income (note 15):
Currency translation adjustments	-	-	-	451	-	451
Net income	-	-	-	-	79,338	79,338

Total comprehensive income						79,789

Balance at June 30, 2005	466	302,620	(337,635)	1,051	467,566	434,068

Issuance of 100,616 shares of common stock upon the exercise of share-based awards (notes 9 and 11)	1	2,348	-	-	-	2,349
Compensation expense associated with share- based awards (notes 9 and 11)	-	1,900	-	-	-	1,900
Tax benefit associated with exercise of share- based awards (notes 9, 11 and 12)	-	498	-	-	-	498
Charge for early vesting of share-based awards	-	15	-	-	-	15
Treasury shares issued in connection with retail design center acquisition (50,446 shares) (note 3)	-	471	1,434	-	-	1,905
Purchase/retirement of 2,545,200 shares of company stock (note 9)	-	-	(85,107)	-	-	(85,107)
Dividends declared on common stock	-	-	-	-	(23,752)	(23,752)
Other comprehensive income (loss) (notes 7 and 15):
Currency translation adjustments	-	-	-	329	-	329
Loss on derivatives, net-of-tax	-	-	-	(445)	-	(445)
Net income	-	-	-	-	85,682	85,682

Total comprehensive income						85,566

Balance at June 30, 2006	467	307,852	(421,308)	935	529,496	417,442

Issuance of 767,938 shares of common stock upon the exercise of share-based awards (notes 9 and 11)	7	16,388	-	-	-	16,395
Compensation expense associated with share- based awards (notes 9 and 11)	-	821	-	-	-	821
Tax benefit associated with exercise of share- based awards (notes 9, 11 and 12)	-	5,015	-	-	-	5,015
Charge for early vesting of share-based awards	-	22	-	-	-	22
Treasury shares issued in connection with retail design center acquisition (26,269 shares) (note 3)	-	170	765	-	-	935
Purchase/retirement of 2,104,231 shares of company stock (note 9)	-	-	(75,462)	-	-	(75,462)
Dividends declared on common stock	-	-	-	-	(25,188)	(25,188)
Other comprehensive income (loss) (notes 7 and 15):
Currency translation adjustments	-	-	-	387	-	387
Loss on derivatives, net-of-tax	-	-	-	48	-	48
Net income	-	-	-	-	69,227	69,227

Total comprehensive income						69,662

Balance at June 30, 2007	$474	$330,268	$(496,005)	$1,370	$573,535	$409,642

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2007, 2006 and 2005

(In thousands, except share data)

(1)	Summary of Significant Accounting Policies

Basis of Presentation

Ethan Allen Interiors Inc. ("Interiors") is a Delaware corporation incorporated on May 25, 1989. The consolidated financial statements include the accounts of Interiors, its wholly-owned subsidiary Ethan Allen Global, Inc. ("Global"), and Global’s subsidiaries (collectively "We," "Us," "Our," "Ethan Allen" or the "Company"). All intercompany accounts and transactions have been eliminated in the consolidated financial statements. All of Global’s capital stock is owned by Interiors, which has no assets or operating results other than those associated with its investment in Global.

Nature of Operations

We are a leading manufacturer and retailer of quality home furnishings and accessories, offering a full complement of home decorating and design solutions. We sell our products through one of the country’s largest home furnishing retail networks with a total of 313 retail design centers, of which 158 are Company-owned and operated and 155 are independently-owned and operated. Nearly all of our Company-owned retail design centers are located in the United States, with the remaining design centers located in Canada. The majority of the independently-owned design centers are also located in the United States, with the remaining design centers located throughout Asia, Canada and the Middle East. We have 9 manufacturing facilities, 2 of which include separate sawmill operations, located throughout the United States.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts and disclosures reported in those financial statements and the related accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified in order to conform to the current year’s presentation. These changes were made for disclosure purposes only and did not have any impact on previously reported results of operations or shareholders’ equity.

Cash Equivalents

Cash and short-term, highly-liquid investments with original maturities of three months or less are considered cash and cash equivalents. We invest excess cash in money market accounts, short-term commercial paper, and U.S. Treasury Bills.

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

Operating Leases

We account for our operating leases in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting for Leases, which require minimum lease payments be recognized on a straight-line basis, beginning on the date that the lessee takes possession or control of the property. A number of our operating lease agreements contain provisions for tenant improvement allowances, rent holidays, rent concessions, and/or rent escalations.

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

Retail Design Center Acquisitions

We account for the acquisition of retail design centers and related assets in accordance with SFAS No. 141, Business Combinations, which requires application of the purchase method for all business combinations initiated after June 30, 2001. Accounting for these transactions as purchase business combinations requires the allocation of purchase price paid to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. The amount paid in excess of the fair value of net assets acquired is accounted for as goodwill.

Goodwill and Other Intangible Assets

Our intangible assets are accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and are comprised, primarily, of goodwill, which represents the excess of cost over the fair value of net assets acquired, product technology, and trademarks. In re-assessing the useful lives of our goodwill and other intangible assets upon adoption of SFAS No. 142, we determined these assets to have indefinite useful lives. Accordingly, amortization of these assets ceased on that date. Prior to the adoption date (July 1, 2001), these assets were amortized on a straight-line basis over forty years.

SFAS No. 142 requires that we perform an annual impairment analysis to assess the recoverability of the recorded balance of goodwill and other indefinite-lived intangible assets. We conduct our required annual impairment analysis during the fourth quarter of each fiscal year. The provisions of the SFAS No. 142 indicate that the impairment test should be conducted more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the goodwill or other intangible asset below its carrying value. No impairment losses have been recorded on our goodwill or other indefinite-lived intangible assets as a result of applying the provisions of SFAS No. 142.

Financial Instruments

Due to their short-term nature, the carrying value of our cash and cash equivalents, receivables and payables, short-term debt and customer deposit liabilities approximates fair value. The estimated fair value of our long-term debt, which is based on changes, if any, in interest rates and our creditworthiness subsequent to the date on which the debt was issued, and which has been determined using quoted market prices, totaled $183.4 million at both June 30, 2007 and 2006, as compared to a carrying value on those dates of $198.7 million and $198.5 million, respectively. See Note 18 for a discussion of the recent change in our credit rating.

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

Revenue Recognition

Revenue is recognized when all of the following have occurred: persuasive evidence of a sales arrangement exists (e.g. a wholesale purchase order or retail sales invoice); the sales arrangement specifies a fixed or determinable sales price; product is shipped or services are provided to the customer; and collectibility is reasonably assured. As such, revenue recognition occurs upon the shipment of goods to independent retailers or, in the case of Ethan Allen-owned retail design centers, upon delivery to the customer.

Shipping and Handling Costs

Our policy is to sell our products at the same delivered cost to all retailers nationwide, regardless of shipping point. Costs incurred to deliver finished goods to the consumer are expensed and recorded in selling, general and administrative expenses. Shipping and handling costs amounted to $87.6 million, $87.2 million, and $75.0 million for fiscal years 2007, 2006, and 2005, respectively.

Advertising Costs

Advertising costs are expensed when first aired or distributed. Our total advertising costs incurred in fiscal years 2007, 2006 and 2005, amounted to $34.3 million, $38.3 million, and $28.5 million, respectively. These amounts are presented net of proceeds received by us under our agreement with the third-party financial institution responsible for administering our consumer finance programs. Prepaid advertising costs at June 30, 2007 and 2006 totaled $6.2 million and $5.7 million, respectively.

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

Share-Based Compensation

Effective July 1, 2005, share-based awards granted under our 1992 Stock Option Plan (the "Plan") are accounted for in accordance with the recognition and measurement provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superceded Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. SFAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, we adhere to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to July 1, 2005, we accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date. For certain other stock-based awards, where the exercise price was equal to zero, the fair value of the award, measured at the grant date, was amortized to compensation expense on a straight-line basis over the vesting period. In addition, other stock-based award programs provided for under the Plan may have resulted in the recognition of comepnsation expense (benefit) to the extent they were deemed to be variable (as that term is defined in APB No. 25) in nature.

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

As a result of the adoption of SFAS No. 123(R), our results for the twelve months ended June 30, 2007 and 2006 include share-based compensation expense totaling $0.8 million and $1.9 million, respectively. Such amounts have been included in the Consolidated Statements of Operations within selling, general and administrative expenses. During the twelve months ended June 30, 2007 and 2006, we recognized related tax benefits associated with our share-based compensation arrangements totaling $0.3 million and $0.7 million, respectively. Such amounts have been included in the Consolidated Statements of Operations within income tax expense.

The following table, which addresses the disclosure requirements of SFAS No. 148, illustrates the effect on net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in fiscal 2005.

Fiscal Year Ended June 30, 2005
Net income as reported	$79,338
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	200
Deduct: Stock-based employee compensation expense determined under the fair-value based method for all awards granted since July 1, 1995, net of related tax effects	(6,891)

Pro forma net income	$72,647

Earnings per share:
Basic - as reported	$2.24
Basic - pro forma	$2.05
Diluted - as reported	$2.19
Diluted - pro forma	$2.01

During the fiscal year ended June 30, 2007, we received proceeds totaling $16.4 million upon the exercise of share-based awards. Approximately $15.9 million of the proceeds were in the form of our common stock (410,073 shares) with the remaining $0.5 million in cash. An additional 145,458 shares of our common stock were received to cover employee tax withholding liabilities totaling $5.6 million associated with such exercise activity. We recognized tax benefits totaling $5.0 million in connection with share-based award exercise activity occurring during fiscal 2007.

During the fiscal year ended June 30, 2006, we received proceeds totaling $2.3 million upon the exercise of share-based awards and recognized tax benefits totaling $0.5 million in connection with such share-based award exercise activity.

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

Derivative Instruments

We account for derivative instruments in accordance with SFAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 138, which later amended SFAS No. 133. Upon review of our contracts as of June 30, 2007, we have determined that we have no derivative instruments as defined under these standards.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides a comprehensive model for the recognition, measurement, presentation, and disclosure in a company’s financial statements of uncertain tax positions taken, or expected to be taken, on a tax return. If an income tax position exceeds a more likely than not (i.e. greater than 50%) probability of success upon tax audit, based on the technical merits of the position, the company is to recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with the respective jurisdictional tax laws. This interpretation is effective for fiscal years beginning after December 15, 2006 (July 1, 2007 for the Company), with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We have substantially completed our evaluation of those uncertain tax positions taken, or expected to be taken, in connection with both our Federal and foreign income tax returns. As a result of our analysis with respect to such Federal and foreign tax positions, we do not anticipate that adoption of FIN 48 will have a significant impact on our consolidated financial statements. This conclusion is subject to change due to (i) the finalization of our adoption efforts and (ii) potential changes in the interpretation of FIN 48 by the FASB and other regulatory bodies. Given the nature of our business, including the operation of a national network of Company-owned retail design centers, the majority of our tax exposure matters are typically of a state nature, the analysis of which is often complicated and without legal precedent. As such, we are still in the process of performing our analysis and evaluating the impact of adopting FIN 48 as it relates to uncertain tax positions taken, or expected to be taken, on our various state income tax returns.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to address diversity in practice in quantifying financial statement misstatements.  SAB No. 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statement to determine materiality.  The guidance provides for a one-time cumulative-effect adjustment to correct for the SAB No. 108 approach.  SAB No. 108 is effective for the Company for the fiscal year ending June 30, 2007.  Adoption of this authorative guidance had no impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a single definition of fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement defined as the price that would be received to sell an asset or liability in an orderly transaction between market participants at the measurement date.  Thus, SFAS No. 157 adheres to a definition of fair value based upon exit-price as opposed to entry-price (i.e. the price paid to acquire an asset or liability).  This authorative guidance is effective for fiscal years beginning after November 15, 2007 (July 1, 2008 for the Company). As such, we are currently in the process of evaluating the impact of this authoritative guidance on our consolidated financial statements.

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

In recent years, we have announced and executed plans to consolidate our manufacturing operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage.

On September 6, 2006, we announced a plan to close our Spruce Pine, North Carolina case goods manufacturing facility and convert our Atoka, Oklahoma upholstery manufacturing facility into a regional distribution center. In connection with this initiative, we permanently ceased production at both locations, allocating production among our remaining domestic manufacturing locations and selected offshore suppliers. The decision impacted approximately 465 employees with the reduction in headcount occurring during the second and third quarters of fiscal 2007. We recorded a pre-tax restructuring and impairment charge of $14.1 million during the quarter ended September 30, 2006, of which $4.0 million was related to employee severance and benefits and other plant exit costs, and $10.1 million, which was non-cash in nature, was related to fixed asset impairment charges, primarily for real property and machinery and equipment, stemming from the decision to cease production activities. During the three months ended March 31, 2007 and December 31, 2006, adjustments totaling $0.2 million and $0.3 million, respectively, were recorded to reverse remaining previously established accruals which were no longer deemed necessary.

On September 7, 2005, we announced a plan to convert one of our existing manufacturing facilities into a regional distribution center. The facility, formerly involved in the production of wood case goods furniture, is located in Dublin, Virginia. In connection with this initiative, we permanently ceased production at the Dublin location, allocating production among our remaining domestic manufacturing locations and selected offshore suppliers, and consolidated the distribution operations of our existing Old Fort, North Carolina location into this larger facility. The decision impacted approximately 325 employees, of which approximately 75 have been employed in new positions. We recorded a pre-tax restructuring and impairment charge of $4.2 million during the quarter ended September 30, 2005, of which $1.3 million was related to employee severance and benefits and other plant exit costs, and $2.9 million, which was non-cash in nature, was related to fixed asset impairment charges, primarily for machinery and equipment, stemming from the decision to cease production activities. During the first six months of fiscal 2007, adjustments totaling $0.2 million were recorded to reverse remaining previously established accruals which were no longer deemed necessary.

In the fourth quarter of fiscal 2004, we announced a plan to close and consolidate two of our manufacturing facilities. The plants, both involved in the production of wood case goods furniture, were located in Boonville, New York and Bridgewater, Virginia. The plant closures resulted in a headcount reduction totaling approximately 460 employees: 270 employees effective June 25, 2004, and 190 employees throughout the first quarter of fiscal 2005. A pre-tax restructuring and impairment charge of $12.8 million was recorded for costs associated with these plant closings, of which $4.5 million was related to employee severance and benefits and other plant exit costs, and $8.3 million was related to fixed asset impairment charges, primarily for real property and machinery and equipment associated with the closed facilities. During the fiscal year ended June 30, 2005, adjustments totaling $0.2 million were recorded to reverse the remaining previously established accruals which were no longer deemed necessary.

As of June 30, 2007, all restructuring related obligations for severance and employee benefits have been satisfied. Any remaining accrual balances which were deemed unnecessary have been reversed. Activity in the Company’s restructuring reserves is summarized as follows (in thousands):

	Original Charges	Cash Payments	Non-cash Utilized	Adjustments	Balance at June 30, 2007
Spruce Pine, NC / Atoka, OK
Employee severance and other related payroll and benefit costs	$3,903	$(3,455)	$-	$(448)	$-
Other plant exit costs	100	(100)	-	-	-
Write-down of long-lived assets	10,099	-	(10,099)	-	-

	$14,102	$(3,555)	$(10,099)	$(448)	$-

Dublin, VA
Employee severance and other related payroll and benefit costs	$1,266	$(1,054)	$-	$(212)	$-
Other plant exit costs	60	(60)	-	-
Write-down of long-lived assets	2,915	-	(2,915)	-	-

	$4,241	$(1,114)	$(2,915)	$(212)	$-

Booneville, NY & Bridgewater, VA
Employee severance and other related payroll and benefit costs	$4,393	$(4,189)	$-	$(204)	$-
Other plant exit costs	120	(120)	-	-	-
Write-down of long-lived assets	8,271	-	(8,271)	-	-

	$12,784	$(4,309)	$(8,271)	$(204)	$-

(3)	Business Acquisitions

During fiscal 2007, we acquired, in seven separate transactions, twelve Ethan Allen retail design centers from independent retailers for total consideration of approximately $17.0 million. As a result of these acquisitions, we recorded additional inventory and other assets (including real estate) of $6.8 million and $9.2 million, respectively, and assumed customer deposits and other liabilities of $3.1 million and $0.4 million, respectively. Goodwill associated with these acquisitions totaled $4.5 million.

During fiscal 2006, we acquired, in seven separate transactions, twelve Ethan Allen retail design centers from independent retailers for total consideration of approximately $12.0 million. As a result of these acquisitions, we recorded additional inventory and other assets (including real estate) of $6.6 million and $5.3 million, respectively, and assumed customer deposits and other liabilities of $4.1 million and $0.5 million, respectively. Goodwill associated with these acquisitions totaled $4.7 million.

In connection with the acquisition of two of these design centers, consideration totaling $2.5 million was provided in the form of 50,446 shares of Ethan Allen stock issued on the closing date and 15,760 shares of Ethan Allen stock held in escrow pending completion of a contractual holdback period. In August 2006, the contractual holdback period associated with this acquisition ended. Satisfaction of the holdback period and reconciliation, with the seller, of certain purchase accounting matters resulted in the issuance of the shares previously held in escrow as well as an additional 10,509 shares of our common stock (total of 26,269 shares).

During fiscal 2005, we acquired, in three separate transactions, six Ethan Allen retail design centers from independent retailers for total consideration of approximately $4.6 million. As a result of these acquisitions, we recorded additional inventory and other assets of $3.2 million and $0.6 million, respectively, and assumed customer deposits and other liabilities of $1.7 million and $0.1 million, respectively. Goodwill associated with these acquisitions totaled $2.6 million.

A summary of our allocation of purchase price in each of the last three fiscal years is provided below (in thousands):

	Fiscal Year Ended June 30,
	2007	2006	2005
Nature of acquisition	12 design centers	12 design centers	6 design centers
Total consideration	$16,957	$12,037	$4,642
Assets acquired (liabilities assumed):
Inventory	6,765	6,650	3,194
PP&E and other assets	9,177	5,308	614
Customer deposits	(3,070)	(4,145)	(1,735)
A/P and other liabilities	(425)	(483)	(25)

Goodwill	$4,510	$4,707	$2,594

All acquisitions are subject to a contractual holdback, or reconciliation, period, during which the parties to the transaction may agree to certain normal and customary purchase accounting adjustments.

Goodwill associated with our acquisitions represents the premium paid to the seller related to the acquired business (i.e. market presence) and other fair value adjustments to the assets acquired and liabilities assumed. Further discussion of our goodwill and other intangible assets can be found in Note 6.

(4)	Inventories

Inventories at June 30 are summarized as follows (in thousands):

	2007	2006
Finished goods	$150,994	$155,630
Work in process	6,172	6,111
Raw materials	24,718	27,909

	$181,884	$189,650

Inventories are presented net of a related valuation allowance of $2.9 million at both June 30, 2007 and 2006.

(5)	Property, Plant and Equipment

Property, plant and equipment at June 30 are summarized as follows (in thousands):

	2007	2006
Land and improvements	$90,170	$71,225
Buildings and improvements	279,212	254,960
Machinery and equipment	126,693	126,539

	496,075	452,724
Less: accumulated depreciation and amortization	(173,890)	(158,554)

	$322,185	$294,170

(6)	Goodwill and Other Intangible Assets

As of June 30, 2007, we had goodwill, including product technology, and other indefinite-lived intangible assets of $72.8 million and $19.7 million, respectively. Comparable balances as of June 30, 2006 were $68.2 million and $19.7 million, respectively.

Goodwill in the wholesale and retail segments was $27.5 million and $45.3 million, respectively, at June 30, 2007 and $27.5 million and $40.7 million, respectively, at June 30, 2006. The wholesale segment, at both dates, includes additional indefinite-lived intangible assets of $19.7 million, which represent Ethan Allen trade names.

In accordance with SFAS No. 142, we do not amortize goodwill or other indefinite-lived intangible assets but, rather, evaluate such assets for impairment on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of the goodwill or other intangible asset may exceed its fair value. We conduct our required annual impairment test during the fourth quarter of each fiscal year. No impairment losses have been recorded on our goodwill or other indefinite-lived intangible assets as a result of applying the provisions of SFAS No. 142.

(7)	Borrowings

Total debt obligations at June 30 consist of the following (in thousands):

	2007	2006
5.375% Senior Notes due 2015	$198,677	$198,516
Industrial revenue bonds	3,855	3,855
Other debt obligations	376	416

Total debt	202,908	202,787
Less: current maturities	40	39

Total long-term debt	$202,868	$202,748

Senior Notes

On September 27, 2005, we completed a private offering of $200.0 million of ten-year senior unsecured notes due 2015 (the “Senior Notes”). The Senior Notes were offered by Global and have an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2006. Proceeds received in connection with the issuance of the Senior Notes, net of a related discount of $1.6 million, totaled $198.4 million. We intend to use the net proceeds from the offering to expand our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes. As of June 30, 2007, outstanding borrowings related to this transaction have been included in the Consolidated Balance Sheets within long-term debt. The discount on the Senior Notes is being amortized to interest expense over the life of the related debt.

In connection with the offering, debt issuance costs totaling $2.0 million were incurred related, primarily, to banking, legal, accounting, rating agency, and printing services. As of June 30, 2007, these costs have been included in the Consolidated Balance Sheets as deferred financing costs within other assets and are being amortized to interest expense over the life of the Senior Notes.

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

Upon issuance of the Senior Notes and settlement of the related forward contracts, losses totaling $0.9 million were incurred representing the change in the fair value of the forward contracts since their respective trade dates. In accordance with SFAS No. 133, as amended, it was determined that a portion of the related losses was the result of hedge ineffectiveness and, as such, $0.1 million of the losses was included, within interest and other related financing costs, in the Consolidated Statement of Operations for the fiscal year ended June 30, 2006. The balance of the losses has been included (on a net-of-tax basis) in the Consolidated Balance Sheets within accumulated other comprehensive income and is being amortized to interest expense over the life of the Senior Notes. The remaining unamortized balance of these forward contract losses totaled $0.6 million ($0.4 million, net-of-tax) as of June 30, 2007 and $0.7 million ($0.4 million, net-of-tax) as of June 30, 2006.

Revolving Credit Facility

In July 2005, we entered into a five-year, $200.0 million unsecured revolving credit facility with J.P. Morgan Chase Bank, N.A. (“JP Morgan”), as administrative agent, and certain other lenders (the “ Credit Agreement”). The Credit Agreement replaces the five year, $100.0 million unsecured credit facility, effective June 2004.

The Credit Agreement consists of a $200.0 million unsecured revolving credit facility and includes an accordion feature providing an additional $100.0 million of liquidity, if needed. In addition, the Credit Agreement contains sub-facilities for trade and standby letters of credit of $100.0 million and swing line loans of $5.0 million. Revolving loans under the Credit Agreement bear interest at JP Morgan’s Alternate Base Rate (as defined), or adjusted LIBOR plus 0.40% (plus a utilization fee of 0.125% during any period that usage of the facility is 50% or more of the total commitment under the facility), and may be subject to adjustment resulting from changes in the credit rating of Ethan Allen’s senior unsecured debt. The Credit Agreement also provides for the payment of (i) a facility fee equal to 0.10% per annum on the average daily amount (whether used or unused) of the revolving credit commitment and (ii) a letter of credit fee equal to 0.525% per annum on the average daily letters of credit outstanding.

The Credit Agreement has a maturity date of July 21, 2010 and there are no minimum repayments required during the term of the facility. The revolving loans may be borrowed, repaid and re-borrowed over the term of the facility until final maturity.

The Credit Agreement also contains various covenants which limit our ability to: incur debt; engage in mergers and consolidations; make restricted payments; sell certain assets; make investments; and issue stock. We are also required to meet certain financial covenants including a fixed charge coverage ratio, which shall not be less than 3.00 to 1 for any period of four consecutive fiscal quarters ended on or after June 30, 2005, and a leverage ratio, which shall not be greater than 3.00 to 1 at any time. As of June 30, 2007, we have satisfactorily complied with these covenants.

In addition, the Credit Agreement contains customary representations and warranties, conditions to borrowing (including the continued accuracy of such representations and warranties) and events of default (the occurrence of which would entitle the lenders to accelerate the maturity of any outstanding borrowings and terminate their commitment to make future loans).

At June 30, 2007, we had no revolving loans and $16.1 million in trade and standby letters of credit outstanding under the Credit Agreement. Remaining available borrowing capacity under the Credit Agreement was $183.9 million at that date.

Approximately $3.9 million of our outstanding debt is related to industrial revenue bonds which were issued to finance capital improvements at the Ethan Allen Hotel and Conference Center, which is adjacent to our corporate headquarters in Danbury, Connecticut. These bonds bear interest at a fixed rate of 7.50% and have a remaining maturity of 4 years.

We also have loans outstanding in the aggregate amount of approximately $0.4 million related to the modernization of our Beecher Falls, Vermont manufacturing facility. These loans bear interest at a fixed rate of 3.00% have remaining maturities of 4 to 19 years. The loans have a lien in respect of equipment partially financed by such loans and a mortgage interest in respect of the building, the construction of which was also partially financed by such loans.

For fiscal years ended June 30, 2007, 2006 and 2005, the weighted-average interest rates applicable under our outstanding debt obligations were 5.53%, 5.65% and 5.95%, respectively.

Aggregate scheduled maturities of our debt obligations for each of the five fiscal years subsequent to June 30, 2007, and thereafter are as follows (in thousands):

Fiscal Year Ended June 30:
2008	$40
2009	41
2010	42
2011	3,898
2012	19
Subsequent to 2012	198,868
Total scheduled debt payments	$202,908

(8)	Leases

We lease real property and equipment under various operating lease agreements expiring through 2032. Leases covering retail design center locations and equipment may require, in addition to stated minimums, contingent rentals based on retail sales or equipment usage. Generally, the leases provide for renewal for various periods at stipulated rates.

Future minimum lease payments under non-cancelable operating leases for each of the five fiscal years subsequent to June 30, 2007, and thereafter are as follows (in thousands):

Fiscal Year Ended June 30:
2008	$37,087
2009	30,769
2010	25,325
2011	20,232
2012	17,674
Subsequent to 2012	72,046
Total minimum lease payments	$203,133

The above amounts will be offset in the aggregate by minimum future rentals from subleases of $9.7 million which is due to be received as follows: $2.2 million in 2008; $1.9 million in 2009; $1.6 million in 2010; $1.4 million in 2011; $1.2 million in 2012; and $1.4 million subsequent to 2012.

Total rent expense for each of the past three fiscal years ended June 30 was as follows (in thousands):

	2007	2006	2005
Basic rentals under operating leases	$35,637	$34,223	$31,329
Contingent rentals under operating leases	524	772	654

	36,161	34,995	31,983
Less: sublease rent	(2,899)	(3,563)	(3,812)

Total rent expense	$33,262	$31,432	$28,171

As of June 30, 2007 and 2006, deferred rent credits totaling $8.6 million and $8.3 million, respectively, and deferred lease incentives totaling $3.2 million and $3.6 million, respectively, are reflected in the Consolidated Balance Sheets. These amounts are amortized over the respective underlying lease terms on a straight-line basis as a reduction of rent expense.

(9)	Shareholders' Equity

Our authorized capital stock consists of (a) 150,000,000 shares of Class A Common Stock, par value $.01 per share, (b) 600,000 shares of Class B Common Stock, par value $.01 per share, and (c) 1,055,000 shares of Preferred Stock, par value $.01 per share, of which (i) 30,000 shares have been designated Series A Redeemable Convertible Preferred Stock, (ii) 30,000 shares have been designated Series B Redeemable Convertible Preferred Stock, (iii) 155,010 shares have been designated as Series C Junior Participating Preferred Stock, and (iv) the remaining 839,990 shares may be designated by the Board of Directors with such rights and preferences as they determine (all such preferred stock, collectively, the "Preferred Stock"). Shares of Class B Common Stock are convertible to shares of our Common Stock upon the occurrence of certain events or other specified conditions being met. As of June 30, 2007 and 2006, there were no shares of Preferred Stock or Class B Common Stock issued or outstanding.

Share Repurchase Program

On November 21, 2002, the Company’s Board of Directors approved a share repurchase program authorizing us to repurchase up to 2.0 million shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. Subsequent to that date, the Board of Directors increased the then remaining share repurchase authorization as follows: to 2.5 million shares on April 27, 2004; to 2.0 million shares on November 16, 2004; to 2.0 million shares on April 26, 2005; to 2.5 million shares on November 15, 2005; and to 2.5 million shares on July 25, 2006. As of June 30, 2007, we had a remaining Board authorization to repurchase 1.4 million shares.

All of our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity. During fiscal years 2007, 2006 and 2005, we repurchased and/or retired the following shares of our common stock:

	2007(1)(2)	2006(3)	2005(4)
Common shares repurchased	1,548,700	2,545,200	2,410,400
Cost to repurchase common shares	$53,955,970	$85,106,563	$81,435,589
Average price per share	$34.84	$33.44	$33.79

(1)	The cost to repurchase shares in fiscal 2007 reflects $3,436,230 in common stock repurchases with a June 2007 trade date and a July 2007 settlement date.
(2)

During fiscal 2007, we also retired 555,531 shares of common stock tendered upon the exercise of outstanding employee stock options (410,073 to cover share exercise and 145,458 to cover related employee tax withholding liabilities). The value of such shares on the date redeemed was $21,506,193, representing an average price per share of $38.71.

(3)	The cost to repurchase shares in fiscal 2006 reflects $1,000,807 in common stock repurchases with a June 2006 trade date and a July 2006 settlement date.
(4)

During fiscal 2005, we also retired 405,511 shares of common stock tendered upon the exercise of outstanding employee stock options (151,818 to cover share exercise and 253,693 to cover related employee tax withholding liabilities). The value of such shares on the date redeemed was $12,173,440, representing an average price per share of $30.02.

For each of the fiscal years presented above, we funded our purchases of treasury stock with existing cash on hand and cash generated through current period operations.

Stockholder Rights Plan

On May 20, 1996, the Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan") and declared a dividend of one Right for each share of our common stock outstanding as of July 10, 1996. Under the Rights Plan, each share of our common stock issued after July 10, 1996 is accompanied by one Right (or such other number of Rights as results from the adjustments for stock splits and other events described below). Each Right entitles its holder, under certain circumstances, to purchase one one-hundredth of a share of our Series C Junior Participating Preferred Stock at a purchase price of $125. The Rights may not be exercised until 10 days after a person or group acquires 15% or more of our common stock, or 15 days after the commencement or the announcement of the intent to commence a tender offer, which, if consummated, would result in acquisition by a person or group of 15% or more of our common stock. Until then, separate Rights certificates will not be issued and the Rights will not be traded separately from shares of our common stock.

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

The Rights Plan provides for adjustment to the number of Rights which accompanies each share of our common stock (whether then outstanding or thereafter issued) upon the occurrence of various events after July 10, 1996, including stock splits. We effected a 2-for-1 stock split on September 3, 1997 and a 3-for-2 stock split on May 24, 1999. Accordingly, at June 30, 2007, each share of our common stock was accompanied by one-third of one Right.

(10)	Earnings per Share

The following table sets forth the calculation of weighted average shares for the fiscal years ended June 30 (in thousands):

	2007	2006	2005
Weighted average common shares outstanding for
basic calculation	31,566	33,210	35,400
Effect of dilutive stock options and share-based awards	695	876	793

Weighted average common shares outstanding, adjusted for diluted calculation	32,261	34,086	36,193

In 2007, 2006 and 2005, stock options to purchase 750,981, 53,226 and 778,458 shares, respectively, had exercise prices that exceeded the average market price for each corresponding period. These options have been excluded from the respective diluted earnings per share calculation as their impact is anti-dilutive.

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

As a result of the adoption of SFAS No. 123(R), our results for the twelve months ended June 30, 2007 and 2006 include share-based compensation expense totaling $0.8 million and $1.9 million, respectively. Such amounts have been included in the Consolidated Statements of Operations within selling, general and administrative expenses. During the twelve months ended June 30, 2007 and 2006, we recognized related tax benefits associated with our share-based compensation arrangements totaling $0.3 million and $0.7 million, respectively. Such amounts have been included in the Consolidated Statements of Operations within income tax expense.

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

Subsequent to the adoption of SFAS No. 123(R), we continue to utilize the same forms of share-based awards that we had previously. We had 7,317,409 shares of common stock reserved for issuance pursuant to the following share-based compensation plans:

1992 Stock Option Plan

The Plan provides for the grant of non-compensatory stock options to eligible employees and non-employee directors. Stock options granted under the Plan are non-qualified under Section 422 of the Internal Revenue code and allow for the purchase of shares of our common stock. The maximum number of shares of common stock reserved for issuance under the Plan is 6,487,867 shares. The Plan also provides for the issuance of stock appreciation rights ("SARs") on issued options, however, no SARs have been issued as of June 30, 2007. The awarding of such options is determined by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer. Option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant, vest ratably over a specified service period (4 years for awards to employees; 2 years for awards to independent directors), and have a contractual term of 10 years.

M. Farooq Kathwari, our President and Chief Executive Officer, entered into an employment agreement with the Company dated August 1, 2002 (the "2002 Employment Agreement"). This agreement was effective as of July 1, 2002 and served to supercede all terms and conditions set forth in his previous employment agreement dated July 1, 1997, which expired on June 30, 2002 (the "1997 Employment Agreement"). Pursuant to the terms of the 2002 Employment Agreement, Mr. Kathwari was awarded, on August 1, 2002, August 1, 2003, and August 1, 2004, options to purchase 600,000, 400,000 and 200,000 shares, respectively, of our common stock. These options were issued at exercise prices of $31.02, $35.53, and $37.15 per share, respectively, (the price of a share of our common stock on the New York Stock Exchange as of such dates). The 2002 grant vested ratably over a 3-year period, while the fiscal 2003 grant vested ratably over a 2-year period, and the 2004 grant vested ratably over a 1-year period. As of June 30, 2007, all of Mr. Kathwari’s options are fully vested.

A summary of stock option activity occurring during the fiscal year ended June 30, 2007 is presented below:

		Weighted Average
Options	Number	Exercise Price	Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding - June 30, 2006	3,197,132	$28.86
Granted	36,000	36.76
Exercised	(774,278)	21.20
Canceled (forfeited/expired)	(38,604)	20.79

Outstanding - June 30, 2007	2,420,250	$31.40	4.0	$8,624,950

Exercisable - June 30, 2007	2,314,888	$31.20	3.8	$8,535,925

The weighted average grant-date fair value of options granted during fiscal 2007 was $9.91. The following assumptions were used in arriving at the fair value of options granted during the period: risk-free interest rate of 4.97%; dividend yield of 2.18%; expected volatility factor of 28.14%; and expected life of 6.0 years.

The weighted average grant-date fair value of options granted during fiscal 2006 was $9.86. The following assumptions were used in arriving at the fair value of options granted during the period: risk-free interest rate of 4.86%; dividend yield of 2.04%; expected volatility factor of 28.95%; and expected life of 5.0 years.

For fiscal 2005, during which time we employed the intrinsic value recognition and measurement provisions of APB No. 25 (see Note 1), the weighted average grant-date fair value of options granted was $15.02. The fair value of options granted during fiscal 2005 was estimated as of the date of grant using the following assumptions: risk-free interest rate of 4.32%; dividend yield of 1.69%; expected volatility factor of 38.7%; and expected life of 8.0 years.

The total intrinsic value of options exercised during 2007, 2006 and 2005 was $13.5 million, $1.3 million, and $18.1 million, respectively. As of June 30, 2007, there was $0.9 million of total unrecognized compensation cost related to non-vested options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.5 years.

In connection with the 1992 Stock Option Plan, the following two stock award plans have also been established:

Restricted Stock Awards
In connection with the 2002 Employment Agreement, Mr. Kathwari received, for each of fiscal years 2002, 2003, and 2004, an annual award of 10,500 shares of restricted stock (for a total award of 31,500 shares), with vesting based on the performance of the Company's stock price during the 3-year period subsequent to the award date as compared to the Standard and Poor’s 500 index.

A summary of non-vested restricted share activity occurring during the fiscal year ended June 30, 2007 is presented below:

Non-vested Restricted Shares	Number	Weighted Average Grant-Date Fair Value
Non-vested - June 30, 2006	21,000	$35.22
Granted	-	-
Vested	(4,200)	34.91
Canceled (forfeited/expired)	(6,300)	34.91

Non-vested - June 30, 2007	10,500	$35.52

As of June 30, 2007, all compensation cost related to restricted shares granted under the Plan has been recognized. The total fair value of restricted shares vested during the fiscal years ending June 30, 2007 and 2006 was $0.1 million and $0.3 million, respectively. No restricted shares vested during fiscal year 2005.

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

(12)	Income Taxes

Total income taxes were allocated as follows for the fiscal years ended June 30 (in thousands):

	2007	2006	2005
Income from operations	$40,499	$52,423	$50,082
Shareholders’ equity	(5,015)	(498)	(6,953)

Total	$35,484	$51,925	$43,129

The income taxes credited to shareholders’ equity relate to the tax benefit arising from the exercise of employee stock options.

Income tax expense (benefit) attributable to income from operations consists of the following for the fiscal years ended June 30 (in thousands):

	2007	2006	2005
Current:
Federal	$34,768	$43,844	$39,423
State	5,125	9,371	6,724
Foreign	406	-	-

Total current	40,299	53,215	46,147

Deferred:
Federal	190	(610)	3,445
State	10	(182)	490

Total deferred	200	(792)	3,935

Income tax expense	$40,499	$52,423	$50,082

The following is a reconciliation of expected income tax expense (computed by applying the federal statutory income tax rate to income before taxes) to actual income tax expense (in thousands):

	2007			2006			2005
Expected income tax expense	$38,404	35.0%		$48,337	35.0%		$45,297	35.0%
State income taxes, net of federal income tax benefit	3,331	3.0%		6,091	4.4%		4,918	3.8%
Section 199 Qualified Production Activities deduction	(630)	(0	.6)%	(641)	(0	.5)%	-	0.	0%
EIE benefit	(59)	(0	.1)%	(358)	(0	.3)%	(257)	(0	.2)%
Other, net	(547)	(0	.4)%	(1,006)	(0	.6)%	124	0.	1%

Actual income tax expense	$40,499	36.9%		$52,423	38.0%		$50,082	38.7%

The significant components of the deferred tax expense (benefit) are as follows (in thousands):

	2007	2006	2005
Deferred tax expense (benefit)	$161	$(978)	$2,858
Utilization of net operating loss and tax credit carryforwards	39	186	1,077

Total deferred tax expense (benefit)	$200	$(792)	$3,935

The tax effects of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows at June 30 (in thousands):

	2007	2006
Deferred tax assets:
Accounts receivable	$776	$787
Employee compensation accruals	8,836	8,236
Other accrued liabilities	-	20
Deferred rent credits	4,401	4,433
Net operating loss carryforwards	107	774
Tax credit carryforwards	20	20

Total deferred tax asset	14,140	14,270

Deferred tax liabilities:
Inventories	2,714	1,141
Property, plant and equipment	12,377	16,577
Intangible assets other than goodwill	19,629	18,583
Other accrued liabilities	2,065	-
Other, net	3,042	3,455

Total deferred tax liability	39,826	39,756

Net deferred tax liability	$25,686	$25,486

Deferred income tax balances are classified in the Consolidated Balance Sheets as follows at June 30 (in thousands):

	2007	2006
Current assets	$9,739	$9,837
Non-current assets	4,401	4,433
Current liabilities	4,779	1,141
Non-current liabilities	35,047	38,615

Total net deferred tax liability	$25,686	$25,486

Note:	Current assets and current liabilities and non-current assets and non-current liabilities have been presented net in the Consolidated Balance Sheets.

At June 30, 2007, we had, for federal income tax purposes, approximately $0.3 million of net operating loss carryforwards ("NOLs") which expire in 2025 and are subject to an annual limitation under Section 382 of the Internal Revenue Code.

Based on our historical and anticipated future pre-tax earnings, we believe that it is more likely than not that our deferred tax assets will be realized.

(13)	Employee Retirement Programs

The Ethan Allen Retirement Savings Plan

The Ethan Allen Retirement Savings Plan (the "Savings Plan") is a defined contribution plan, which is offered to substantially all of our employees who have completed three consecutive months of service regardless of hours worked.

We may, at our discretion, make a matching contribution to the 401(k) portion of the Savings Plan on behalf of each participant, provided the contribution does not exceed the lesser of 50% of the participant's contribution or $1,300 per participant per Savings Plan year. Total profit sharing and 401(k) Company match expense amounted to $4.3 million in 2007, $3.7 million in 2006, and $4.0 million in 2005.

Other Retirement Plans and Benefits

Ethan Allen provides additional benefits to selected members of senior and middle management in the form of previously entered deferred compensation arrangements and a management cash bonus and other incentive programs. The total cost of these benefits was $2.7 million, $4.0 million, and $3.0 million in 2007, 2006 and 2005, respectively.

(14)	Litigation

Environmental Matters

We and our subsidiaries are subject to various environmental laws and regulations. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials.

As of June 30, 2007, we and/or our subsidiaries have been named as a potentially responsible party ("PRP") with respect to the remediation of three active sites currently listed, or proposed for inclusion, on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The sites are located in Southington, Connecticut; High Point, North Carolina; and Atlanta, Georgia.

In addition, during the fiscal year ended June 30, 2007, our liability with respect to a fourth site located in Lyndonville, Vermont was resolved. We had previously received a certificate of construction completion for this location, subject to certain limited conditions which were the obligation of another PRP. In July 2007, we obtained the final certificate of construction completion advising us that all conditions had been met.

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

As of June 30, 2007, we believe that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.

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

Our accumulated other comprehensive income, which is comprised of losses on certain derivative instruments and accumulated foreign currency translation adjustments, totaled $1.4 million at June 30, 2007 and $0.9 million at June 30, 2006. Losses on derivative instruments are the result of hedging contracts entered into in connection with the issuance of the Senior Notes (see Note 7). Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operation of 5 Ethan Allen-owned retail design centers located in Canada. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

(16)	Segment Information

Our operations are classified into two operating segments: wholesale and retail. These operating segments represent strategic business areas which, although they operate separately and provide their own distinctive services, enable us to more effectively offer our complete line of home furnishings and accessories.

The wholesale segment is principally involved in the development of the Ethan Allen brand, which encompasses the design, manufacture, domestic and off-shore sourcing, sale and distribution of a full range of home furnishings and accessories to a network of independently-owned and Ethan Allen-owned design centers as well as related marketing and brand awareness efforts. Wholesale revenue is generated upon the wholesale sale and shipment of our product to all retail design centers, including those owned by Ethan Allen. Wholesale profitability includes (i) the wholesale gross margin, which represents the difference between the wholesale sales price and the cost associated with manufacturing and/or sourcing the related product, and (ii) other operating costs associated with wholesale segment activities.

The retail segment sells home furnishings and accessories to consumers through a network of Company-owned design centers. Retail revenue is generated upon the retail sale and delivery of our product to our customers. Retail profitability includes (i) the retail gross margin, which represents the difference between the retail sales price and the cost of goods purchased from the wholesale segment, and (ii) other operating costs associated with retail segment activities.

Inter-segment eliminations result, primarily, from the wholesale sale of inventory to the retail segment, including the related profit margin.

We evaluate performance of the respective segments based upon revenues and operating income. While the manner in which our home furnishings and accessories are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different. Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other).

A breakdown of wholesale sales by product line for each of the last three fiscal years is provided below:

	Fiscal Year Ended June 30,
	2007	2006	2005
Case Goods	44%	48%	49%
Upholstered Products	38	37	36
Home Accessories and Other	18	15	15

	100%	100%	100%

Revenue information by product line is not as easily determined within the retail segment. However, because wholesale production and sales are matched, for the most part, to incoming orders, we believe that the allocation of retail sales by product line would be similar to that of the wholesale segment.

Segment information for each of the last three fiscal years is provided below (in thousands):

	Fiscal Year Ended June 30,
	2007	2006	2005
Net Sales:
Wholesale segment	$656,035	$736,134	$663,218
Retail segment	698,611	690,967	586,234
Elimination of inter-company sales	(349,334)	(360,711)	(300,440)

Consolidated Total	$1,005,312	$1,066,390	$949,012

Operating Income:
Wholesale segment (1)	$99,215	$125,189	$115,863
Retail segment	15,162	19,711	12,764
Adjustment for inter-company profit (2)	(3,258)	(2,228)	351

Consolidated Total	$111,119	$142,672	$128,978

Capital Expenditures:
Wholesale segment	$8,791	$6,043	$4,897
Retail segment	50,282	35,462	25,404
Acquisitions (3) (4)	15,906	7,791	4,080

Consolidated Total	$74,979	$49,296	$34,381

	June 30, 2007	June 30, 2006	June 30, 2005
Total Assets:
Wholesale segment	$416,237	$487,951	$348,346
Retail segment	425,382	361,109	311,263
Inventory profit elimination (5)	(39,021)	(34,960)	(31,223)

Consolidated Total	$802,598	$814,100	$628,386

61

(1)

Operating income for the wholesale segment for the twelve months ended June 30, 2007 and 2006 includes pre-tax restructuring and impairment charges, net of $13.4 million and $4.2 million, respectively.

(2)

Represents the change in the inventory profit elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned design center inventory existing at the end of the period. See footnote 4 below.

(3)

Acquisitions include the purchase of 12 retail design centers 2007, 12 retail design centers in 2006, and 6 retail design centers in 2005. Two of the retail design centers purchased during the twelve months ended June 30, 2006 were acquired in exchange for shares of our common stock. See Note 3.

(4)

Amount reflected as acquisitions for 2007 includes our purchase of a retail design center with an effective (closing) date of June 30, 2007. However, the consideration paid in connection with this acquisition was not funded until July 2, 2007.

(5)	Represents the embedded wholesale profit contained in Ethan Allen-owned design center inventory that has not yet been realized. These profits are realized when the related inventory is sold.

There are 37 independent retail design centers located outside the United States. Approximately 2.0% of our net sales are derived from sales to these retail design centers.

(17)	Selected Quarterly Financial Data (Unaudited)

Tabulated below is selected financial data for each quarter of the fiscal years ended June 30, 2007, 2006, and 2005 (in thousands, except per share data):

	Quarter Ended
	September 30	December 31	March 31	June 30
Fiscal 2007:
Net sales	$242,823	$257,419	$246,539	$258,531
Gross profit	126,329	133,750	128,516	137,988
Net income	8,452	22,792	17,499	20,484
Earnings per basic share (1)	0.27	0.72	0.55	0.66
Earnings per diluted share (1)	0.26	0.70	0.54	0.65
Dividend per common share	0.20	0.20	0.20	0.20
Fiscal 2006:
Net sales	$251,314	$276,003	$267,071	$272,002
Gross profit	126,540	139,854	134,746	139,842
Net income	17,130	26,164	19,994	22,394
Earnings per basic share (1)	0.50	0.79	0.61	0.68
Earnings per diluted share (1)	0.49	0.77	0.59	0.66
Dividend per common share	0.18	0.18	0.18	0.18
Fiscal 2005:
Net sales	$230,346	$245,252	$231,154	$242,260
Gross profit	110,382	119,444	110,450	120,778
Net income	18,758	23,134	17,935	19,511
Earnings per basic share (1)	0.52	0.65	0.51	0.57
Earnings per diluted share (1)	0.51	0.63	0.50	0.56
Dividend per common share	0.15	0.15	0.15	0.15

(1)	The sum of the quarterly earnings per share may not equal the full-year total due to rounding and/or changes in share count.
(18)	Subsequent Events

Share-Based Awards

At June 30, 2007, Mr. Kathwari held options to purchase 750,000 shares of our common stock, all of which were fully vested and contractually expire in September 2007. These options were issued in September 1997 at an exercise price of $27.52. In August 2007, Mr. Kathwari exercised these options, tendering 661,688 shares of common stock to cover the related exercise cost and employee tax withholding liabilities associated with such exercise activities. All such shares were retired and recorded as treasury stock. The value of such shares on the date redeemed was $23.0 million, representing an average price per share of $34.81.

Stock Repurchases and Remaining Authorization

Subsequent to June 30, 2007 and through August 27, 2007, we repurchased, in 21 separate open market transactions, an additional 1.1 million shares of our common stock at a total cost of $38.3 million, representing an average price per share of $33.45. On July 24, 2007, the Board of directors increased the then remaining share repurchase authorization to 2.5 million shares. As of August 27, 2007, we had a remaining Board authorization to repurchase 2.1 million shares.

Other Matters

In July 2007, Standard & Poor’s ("S&P") lowered our corporate and senior unsecured credit ratings from "A-" to "BBB+". Despite S&P’s view that we (i) maintain a satisfactory business model consisting of a well-known brand, dedicated distribution network, and efficient manufacturing, and (ii) possess ample liquidity, the ratings action was initiated in response to continued softness in the housing market and its resultant impact on the home furnishings industry, including the credit protection measures of its participants. The change in our credit rating had no impact on (i) our ability to satisfactorily comply with our existing debt covenants or (ii) the pricing we are subject to under the Credit Agreement.

(19)	Financial Information About the Parent, the Issuer and the Guarantors

On September 27, 2005, Global (the "Issuer") issued $200 million aggregate principal amount of Senior Notes which have been guaranteed on a senior basis by Interiors (the "Parent"), and other wholly-owned subsidiaries of the Issuer and the Parent, including Ethan Allen Retail, Inc., Ethan Allen Operations, Inc., Ethan Allen Realty, LLC, Lake Avenue Associates, Inc. and Manor House, Inc. The subsidiary guarantors (other than the Parent) are collectively called the "Guarantors". The guarantees of the Guarantors are unsecured. All of the guarantees are full, unconditional and joint and several and the Issuer and each of the Guarantors are 100% owned by the Parent. Ethan Allen (UK) Ltd., KEA International Inc. (which was legally dissolved in January 2007), Northeast Consolidated, Inc., Riverside Water Works, Inc. and our other subsidiaries which are not guarantors are called the "Non-Guarantors". The following tables set forth the condensed consolidating balance sheets as of June 30, 2007 and June 30, 2006, the condensed consolidating statements of operations for the twelve months ended June 30, 2007, 2006, and 2005, and the condensed consolidating statements of cash flows for the twelve months ended June 30, 2007, 2006, and 2005, of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

CONDENSED CONSOLIDATING BALANCE SHEET

(in thousands)

June 30, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$142,253	$5,626	$—	$—	$147,879
Accounts receivable, net	—	14,118	471	13	—	14,602
Inventories	—	—	210,146	10,759	(39,021)	181,884
Prepaid expenses and other current assets	—	15,743	21,969	352	—	38,064
Intercompany	—	591,102	195,444	—	(786,546)	—
Total current assets	—	763,216	433,656	11,124	(825,567)	382,429

Property, plant and equipment, net	—	11,104	311,081	—	—	322,185
Intangible assets, net	—	37,905	54,595	—	—	92,500
Other assets	—	4,299	1,185	—	—	5,484
Investment in affiliated companies	600,453	149,524	—	—	(749,977)	—

Total assets	$600,453	$966,048	$800,517	$11,124	$(1,575,544)	$802,598

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$—	$40	$—	$—	$40
Customer deposits	—	—	52,072	—	—	52,072
Accounts payable	3,436	6,509	12,732	3,973	—	26,650
Accrued expenses and other current liabilities	6,286	47,471	14,920	—	—	68,677
Intercompany	182,458	43,443	553,479	7,166	(786,546)	—
Total current liabilities	192,180	97,423	633,243	11,139	(786,546)	147,439

Long-term debt	—	198,676	4,192	—	—	202,868
Other long-term liabilities	—	227	11,776	—	—	12,003
Deferred income taxes	—	30,646	—	—	—	30,646
Total liabilities	192,180	326,972	649,211	11,139	(786,546)	392,956

Shareholders’ equity	408,273	639,076	151,306	(15)	(788,998)	409,642

Total liabilities and shareholders’ equity	$600,453	$966,048	$800,517	$11,124	$(1,575,544)	$802,598

CONDENSED CONSOLIDATING BALANCE SHEET

(in thousands)

June 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$172,246	$1,555	$—	$—	$173,801
Accounts receivable, net	—	21,530	641	8	—	22,179
Inventories	—	—	215,798	8,812	(34,960)	189,650
Prepaid expenses and other current assets	—	19,544	20,232	209	—	39,985
Intercompany	—	436,352	176,433	—	(612,785)	—
Total current assets	—	649,672	414,659	9,029	(647,745)	425,615

Property, plant and equipment, net	—	12,444	281,644	82	—	294,170
Intangible assets, net	—	37,905	49,994	—	—	87,899
Other assets	—	5,276	1,140	—	—	6,416
Investment in affiliated companies	525,836	186,714	—	—	(712,550)	—

Total assets	$525,836	$892,011	$747,437	$9,111	$(1,360,295)	$814,100

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$—	$39	$—	$—	$39
Customer deposits	—	—	53,203	—	—	53,203
Accounts payable	1,001	11,097	12,410	4,041	—	28,549
Accrued expenses and other current liabilities	5,903	45,277	14,605	1	—	65,786
Intercompany	102,425	42,336	463,021	5,003	(612,785)	—
Total current liabilities	109,329	98,710	543,278	9,045	(612,785)	147,577

Long-term debt	—	198,517	4,231	—	—	202,748
Other long-term liabilities	—	251	11,900	—	—	12,151
Deferred income taxes	—	34,182	—	—	—	34,182
Total liabilities	109,329	331,660	559,409	9,045	(612,785)	396,658

Shareholders’ equity	416,507	560,351	188,028	66	(747,510)	417,442

Total liabilities and shareholders’ equity	$525,836	$892,011	$747,437	$9,111	$(1,360,295)	$814,100

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(in thousands)

Year Ended June 30, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$655,967	$982,503	$—	$(633,158)	$1,005,312
Cost of sales	—	461,479	647,249	15	(630,014)	478,729
Gross profit	—	194,488	335,254	(15)	(3,144)	526,583

Selling, general and administrative expenses	166	45,232	356,613	11	—	402,022
Restructuring and impairment charges	—	—	13,442	—	—	13,442
Total operating expenses	166	45,232	370,055	11	—	415,464

Operating income (loss)	(166)	149,256	(34,801)	(26)	(3,144)	111,119

Interest and other miscellaneous income, net	69,393	(26,557)	(97)	(55)	(32,315)	10,369
Interest and other related financing costs	—	11,457	305	—	—	11,762

Income (loss) before income tax expense	69,227	111,242	(35,203)	(81)	(35,459)	109,726

Income tax expense	—	38,593	1,906	—	—	40,499

Net income (loss)	$69,227	$72,649	$(37,109)	$(81)	$(35,459)	$69,227

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(in thousands)

Year Ended June 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$737,213	$1,022,557	$—	$(693,380)	$1,066,390
Cost of sales	—	521,468	694,936	31	(691,027)	525,408
Gross profit	—	215,745	327,621	(31)	(2,353)	540,982

Selling, general and administrative expenses	165	48,937	344,955	12	—	394,069
Restructuring and impairment charges	—	—	4,241	—	—	4,241
Total operating expenses	165	48,937	349,196	12	—	398,310

Operating income (loss)	(165)	166,808	(21,575)	(43)	(2,353)	142,672

Interest and other miscellaneous income, net	85,847	(20,780)	(427)	(1,177)	(58,537)	4,926
Interest and other related financing costs	—	9,157	336	—	—	9,493

Income (loss) before income tax expense	85,682	136,871	(22,338)	(1,220)	(60,890)	138,105

Income tax expense	—	48,559	3,864	—	—	52,423

Net income (loss)	$85,682	$88,312	$(26,202)	$(1,220)	$(60,890)	$85,682

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(in thousands)

Year Ended June 30, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$—	$1,589,622	$—	$(640,610)	$949,012
Cost of sales	—	—	1,128,128	30	(640,200)	487,958
Gross profit	—	—	461,494	(30)	(410)	461,054

Selling, general and administrative expenses	165	—	332,120	13	(3)	332,295
Restructuring and impairment charges	—	—	(219)	—	—	(219)
Total operating expenses	165	—	331,901	13	(3)	332,076

Operating income (loss)	(165)	—	129,593	(43)	(407)	128,978

Interest and other miscellaneous income, net	79,503	—	10,061	(1,021)	(87,340)	1,203
Interest and other related financing costs	—	—	9,566	—	(8,805)	761

Income (loss) before income tax expense	79,338	—	130,088	(1,064)	(78,942)	129,420

Income tax expense	—	—	50,082	—	—	50,082

Net income (loss)	$79,338	$—	$80,006	$(1,064)	$(78,942)	$79,338

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(in thousands)

Year Ended June 30, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$81,428	$(32,386)	$70,147	$—	$—	$119,189

Cash flows from investing activities:
Capital expenditures	—	(2,713)	(56,360)	—	—	(59,073)
Acquisitions	—	—	(15,297)	—	—	(15,297)
Proceeds from the disposal of property, plant and equipment	—	—	5,431	—	—	5,431
Other	—	198	—	—	—	198
Net cash used in investing activities	—	(2,515)	(66,226)	—	—	(68,741)

Cash flows from financing activities:
Payments on long-term debt	—	—	(38)	—	—	(38)
Payment of deferred financing costs	—	(107)	—	—	—	(107)
Purchases and other retirements of company stock	(57,152)	—	—	—	—	(57,152)
Proceeds from the issuance of common stock	521	—	—	—	—	521
Excess tax benefits from share-based payment arrangements	—	5,015	—	—	—	5,015
Dividends paid	(24,797)	—	—	—	—	(24,797)
Net cash provided by (used in) financing activities	(81,428)	4,908	(38)	—	—	(76,558)

Effect of exchange rate changes on cash	—	—	188	—	—	188

Net increase (decrease) in cash and cash equivalents	—	(29,993)	4,071	—	—	(25,922)

Cash and cash equivalents – beginning of period	—	172,246	1,555	—	—	173,801

Cash and cash equivalents – end of period	$—	$142,253	$5,626	$—	$—	$147,879

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(in thousands)

Year Ended June 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$104,885	$(13,651)	$40,459	$(104)	$—	$131,589

Cash flows from investing activities:
Capital expenditures	—	(2,828)	(38,677)	—	—	(41,505)
Acquisitions	—	—	(7,791)	—	—	(7,791)
Proceeds from the disposal of property, plant and equipment	—	5	4,428	—	—	4,433
Other	—	48	—	—	—	48
Net cash used in investing activities	—	(2,775)	(42,040)	—	—	(44,815)

Cash flows from financing activities:
Net proceeds from the issuance of long-term debt	—	198,396	—	—	—	198,396
Net borrowings on revolving credit facility	—	(8,000)	—	—	—	(8,000)
Payments on long-term debt	—	—	(242)	—	—	(242)
Payment of deferred financing costs	—	(2,219)	—	—	—	(2,219)
Purchases and other retirements of company stock	(84,106)	—	—	—	—	(84,106)
Proceeds from the issuance of common stock	2,349	—	—	—	—	2,349
Excess tax benefits from share-based payment arrangements	—	495	—	—	—	495
Dividends paid	(23,128)	—	—	—	—	(23,128)
Net cash provided by (used in) financing activities	(104,885)	188,672	(242)	—	—	83,545

Effect of exchange rate changes on cash	—	—	34	—	—	34

Net increase (decrease) in cash and cash equivalents	—	172,246	(1,789)	(104)	—	170,353

Cash and cash equivalents – beginning of period	—	—	3,344	104	—	3,448

Cash and cash equivalents – end of period	$—	$172,246	$1,555	$—	$—	$173,801

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(in thousands)

Year Ended June 30, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$108,339	$—	$(4,827)	$(177)	$—	$103,335

Cash flows from investing activities:
Capital expenditures	—	—	(30,301)	—	—	(30,301)
Acquisitions	—	—	(4,080)	—	—	(4,080)
Proceeds from the disposal of property, plant and equipment	—	—	7,628	—	—	7,628
Net proceeds from the sale of short-term securities	—	—	3,529	—	—	3,529
Other	—	—	711	—	—	711
Net cash used in investing activities	—	—	(22,513)	—	—	(22,513)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	8,000	—	—	8,000
Payments on long-term debt and capital lease obligations	—	—	(4,716)	—	—	(4,716)
Purchases and other retirements of company stock	(94,355)	—	—	—	—	(94,355)
Proceeds from the issuance of common stock	5,641	—	—	—	—	5,641
Dividends paid	(19,625)	—	—	—	—	(19,625)
Net cash provided by (used in) financing activities	(108,339)	—	3,284	—	—	(105,055)

Effect of exchange rate changes on cash	—	—	153	—	—	153

Net decrease in cash and cash equivalents	—	—	(23,903)	(177)	—	(24,080)

Cash and cash equivalents – beginning of period	—	—	27,247	281	—	27,528

Cash and cash equivalents – end of period	$—	$—	$3,344	$104	$—	$3,448

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No changes in, or disagreements with, accountants as a result of accounting or financial disclosure matters, occurred during fiscal years 2007, 2006 or 2005.

Item 9A. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Vice President-Finance ("VPF"), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and VPF, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the CEO and VPF, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2007.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2007, as stated in their report included under Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 will appear in the Ethan Allen Interiors Inc. proxy statement for the Annual Meeting of Shareholders scheduled to be held on November 13, 2007 (the "Proxy Statement"). The Proxy Statement, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in this Annual Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934). In addition, the information set forth below is provided as required by Item 10 and the listing standards of the New York Stock Exchange ("NYSE").

Item 10. Directors, Executive Officers and Corporate Governance

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

Information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with, or furnish to, the SEC.

Audit Committee Financial Expert

Our Board of Directors has determined that we have three "audit committee financial experts", as defined under Item 401 of Regulation S-K of the Securities Exchange Act of 1934, currently serving on our Audit Committee. Those members of our Audit Committee who are deemed to be audit committee financial experts are as follows:

Clinton A. Clark

Horace G. McDonell

Richard A. Sandberg

All persons identified as audit committee financial experts are independent from management as defined by Item 7(d)(3), of Schedule 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of June 30, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders (1)	2,556,750	$29.72	1,441,479
Equity compensation plans not approved by security holders (2)	-	-	-
Total	2,556,750	$29.72	1,441,479

(1)

Amount includes stock options outstanding under our 1992 Stock Option Plan (the "Plan") as well as unvested shares of restricted stock and vested Stock Units which have been provided for under the provisions of the Plan. See Note 11 to our Consolidated Financial Statements included under Item 8 of this Annual Report.

(2) (3)

As of June 30, 2007, we do not maintain any equity compensation plans which have not been approved by our shareholders.
Amount includes 997,270 shares approved by security holders in November 2006 and reserved for future issuance under the Plan.

NYSE Certification

Mr. Kathwari, Chief Executive Officer and President, has certified to the NYSE, pursuant to Section 303A.12 of the NYSE’s listing standards, that he is unaware of any violation by the Company of the NYSE’s corporate governance listing standards.

PART IV

Item 15. Exhibits and Financial Statement Schedules

I.	Listing of Documents

(1)

Financial Statements. Our Consolidated Financial Statements, included under Item 8 hereof, as required at June 30, 2007 and 2006, and for the years ended June 30, 2007, 2006 and 2005, consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders' Equity

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule. Our Financial Statement Schedule, appended hereto, as required for the years ended June 30, 2007, 2006 and 2005, consists of the following:

Valuation and Qualifying Accounts

The schedules listed in Reg. 210.5-04, except those listed above, have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	The following Exhibits are filed as part of this report on Form 10-K:

Exhibit Number	Exhibit

3 (a)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(c) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
3 (a)-1

Certificate of Amendment to Restated Certificate of Incorporation as of August 5, 1997 (incorporated by reference to Exhibit 3(c)-2 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 13, 1999)

3 (a)-2

Second Certificate of Amendment to Restated Certificate of Incorporation as of March 27, 1998 (incorporated by reference to Exhibit 3(c)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 13, 1999)

3 (a)-3

Third Certificate of Amendment to Restated Certificate of Incorporation as of April 28, 1999 (incorporated by reference to Exhibit 3(c)-4 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 13, 1999)

3 (b)	Certificate of Designation relating to the New Convertible Preferred Stock (incorporated by reference to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
3 (c)	Certificate of Designation relating to the Series C Junior Participating Preferred Stock (incorporated by reference to Exhibit 1 to Form 8-A of the Company filed with the SEC on July 3, 1996)
3 (c)-1	Certificate of Amendment of Certificate of Designation of Series C Junior Participating Preferred Stock
3 (d)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3(d) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
3 (e)

Certificate of Incorporation of Ethan Allen Global, Inc. (incorporated by reference to Exhibit 3(e) to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)

3 (f)	By-laws of Ethan Allen Global, Inc. (incorporated by reference to Exhibit 3(f) to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)

3 (g)

Restated Certificate of Incorporation of Ethan Allen Inc. (now known as, Ethan Allen Retail, Inc.) (incorporated by reference to Exhibit 3(g) to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)

3 (g)-1

Certificate of Amendment of Restated Certificate of Incorporation of Ethan Allen Inc. (now known as Ethan Allen Retail, Inc.) as of June 29, 2005 (incorporated by reference to Exhibit 3(g)-1 to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)

3 (h)

Amended and Restated By-laws of Ethan Allen Inc. (now known as Ethan Allen Retail, Inc.) (incorporated by reference to Exhibit 3(h) to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)

3 (i)

Certificate of Incorporation of Ethan Allen Manufacturing Corporation (now known as Ethan Allen Operations, Inc.) (incorporated by reference to Exhibit 3(i) to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)

3 (i)-1

Certificate of Amendment of Certificate of Incorporation of Ethan Allen Manufacturing Corporation (now known as, Ethan Allen Operations, Inc.) as of June 29, 2005 (incorporated by reference to Exhibit 3(i)-1 to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)

3 (j)

By-laws of Ethan Allen Manufacturing Corporation (now known as, Ethan Allen Operations, Inc.) (incorporated by reference to Exhibit 3(j) to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)

3 (k)

Certificate of Formation of Ethan Allen Realty, LLC (incorporated by reference to Exhibit 3(k) to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)

3 (l)

Limited Liability Company Operating Agreement of Ethan Allen Realty, LLC (incorporated by reference to Exhibit 3(l) to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)

3 (l)-1

Amendment No. 1 to Operating Agreement of Ethan Allen Realty, LLC as of June 30, 2005 (incorporated by reference to Exhibit 3(l)-1 to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)

3 (m)

Certificate of Incorporation of Lake Avenue Associates, Inc. (incorporated by reference to Exhibit 3(m) to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)

3 (n)	By-laws of Lake Avenue Associates, Inc. (incorporated by reference to Exhibit 3(n) to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)
3 (o)

Certificate of Incorporation of Manor House, Inc. (incorporated by reference to Exhibit 3(o) to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)

3 (p)	Restated By-laws of Manor House, Inc. (incorporated by reference to Exhibit 3(p) to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)
4 (a)

Rights Agreement, dated July 26, 1996, between the Company and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 3, 1996)

4 (a)-1	Amendment No. 1 to Rights Agreement, dated as of December 23, 2004 between the Company and Harris Trust Savings Bank and Computershare Investor Services, LLC
4 (b)

Form of outstanding 5.375% Senior Note due 2015 pursuant to Rule 144A of the Securities Act (incorporated by reference to Exhibit A to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the SEC on September 30, 2005)

4 (c)	Indenture dated September 27, 2005, by and among Ethan Allen Global, Inc., the Guarantors named therein, and the Initial Purchaser named therein, relating to the Notes (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Ethan Allen Interiors Inc. filed with the SEC on September 30, 2005)

4 (d)	Form of Exchange Note (incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)
10 (a)

Restated Directors Indemnification Agreement dated March 1993, among the Company and Ethan Allen and their Directors (incorporated by reference to Exhibit 10(c) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)

10 (b)	The Ethan Allen Retirement Savings Plan as Amended and Restated, effective January 1, 2001
10 (b)-1	First Amendment of The Ethan Allen Retirement Savings Plan as Amended and Restated
10 (b)-2	Second Amendment of The Ethan Allen Retirement Savings Plan as Amended and Restated
10 (b)-3	Third Amendment of The Ethan Allen Retirement Savings Plan as Amended and Restated
10 (b)-4	Fourth Amendment of The Ethan Allen Retirement Savings Plan as Amended and Restated
10 (b)-5	Fifth Amendment of The Ethan Allen Retirement Savings Plan as Amended and Restated
10 (b)-6	Sixth Amendment of The Ethan Allen Retirement Savings Plan as Amended and Restated
10 (c)

General Electric Capital Corporation Credit Card Program Agreement dated August 25, 1995 (incorporated by reference from Exhibit 10(h) to the Annual Report on Form 10-K of the Company filed with the SEC on September 21, 1995)

10 (c)-1

First Amendment to Credit Card Program Agreement dated February 22, 2000 (incorporated by reference to Exhibit 10(h)-1 to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2000)

10 (d)

Sales Finance Agreement, dated June 25, 1999, between the Company and MBNA America Bank, N.A. (incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2000)

10 (e)

Amended and Restated Consumer Credit Card Program Agreement, dated February 22, 2000, by and among the Company and Monogram Credit Card Bank of Georgia (incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2000)

10 (e)-1

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

Third Amendment to Amended and Restated Consumer Credit Card Program Agreement, dated July 26, 2002, by and among the Company and Monogram Credit Card Bank of Georgia (incorporated by reference to Exhibit 10(k)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 12, 2002)

10 (f)

Employment Agreement, dated August 1, 2002, between Mr. Kathwari and Ethan Allen Interiors Inc. (incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-K of the Company filed with the SEC on September 30, 2002)

10 (f)-1

First Amendment to Employment Agreement, dated August 1, 2002, between Mr. Kathwari and Ethan Allen Interiors Inc. (incorporated by reference to Exhibit 10(l)-1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 15, 2003)

10 (g)

Credit Agreement, dated as of July 21, 2005, by and among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., the J.P. Morgan Chase Bank, N.A., Citizens Bank of Massachusetts, Wachovia Bank, N.A. and certain other lenders (incorporated by reference to Exhibit 10 (g) to Amendment No. 4 to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on March 9, 2006)

(confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

10 (h)	Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 4(c)-2 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 14, 1997)
10 (h)-1	First Amendment to Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 4(c)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on February 12, 1999)
10 (h)-2

Second Amendment to Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 4(c)-4 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on February 14, 2000)

10 (h)-3	Third Amendment to Amended and Restated 1992 Stock Option Plan
10 (h)-4	Form of Option Agreement for Grants to Independent Directors
10 (h)-5	Form of Option Agreement for Grants to Employees
10 (h)-6	Fourth Amendment to Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on November 16, 2006)
10 (i)

Purchase Agreement dated September 22, 2005, by and between Ethan Allen Global, Inc., the Guarantors named therein, and the Initial Purchaser named therein, relating to the Initial Notes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on September 30, 2005)

10 (j)

Registration Rights Agreement dated September 27, 2005, by and among Ethan Allen Global, Inc., the Guarantors named therein, and the Initial Purchaser named therein, relating to the Notes (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Ethan Allen Interiors Inc. filed with the SEC on September 30, 2005)

*	12 (a)	Computation of Ratio of Earnings to Fixed Charges
*	21	List of wholly-owned subsidiaries of the Company
*	23	Report and Consent of KPMG LLP
*	31.1	Rule 13a-14(a) Certification of Principal Executive Officer
*	31.2	Rule 13a-14(a) Certification of Principal Financial Officer
*	32.1	Section 1350 Certification of Principal Executive Officer
*	32.2	Section 1350 Certification of Principal Financial Officer

*	Filed herewith.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

As of and for the Fiscal Years Ended June 30, 2007, 2006 and 2005

(In thousands)

	Balance at Beginning of Period	Additions Charged to Income	Adjustments and/or Deductions	Balance at End of Period

Accounts Receivable: Sales discounts, sales returns and allowance for doubtful accounts:
June 30, 2007	$2,074	$10	$(42)	$2,042
June 30, 2006	$2,102	$2	$(30)	$2,074
June 30, 2005	$2,194	$563	$(655)	$2,102

Inventory:

    Inventory valuation allowance:

June 30, 2007	$2,930	$-	$-	$2,930
June 30, 2006	$2,691	$295	$(56)	$2,930
June 30, 2005	$3,181	$1,107	$(1,597)	$2,691

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHAN ALLEN INTERIORS INC.

(Registrant)

By/s/ M. Farooq Kathwari
(M. Farooq Kathwari)
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By/s/ Jeffrey Hoyt
(Jeffrey Hoyt)
Vice President, Finance and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ M. Farooq Kathwari	Chairman, President and
(M. Farooq Kathwari)	Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey Hoyt	Vice President, Finance and Treasurer
(Jeffrey Hoyt)	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Clinton A. Clark	Director
(Clinton A. Clark)

/s/ Kristin Gamble	Director
(Kristin Gamble)

/s/ Horace G. McDonell	Director
(Horace G. McDonell)

/s/ Edward H. Meyer	Director
(Edward H. Meyer)

/s/ Richard A. Sandberg	Director
(Richard A. Sandberg)

/s/ Frank G. Wisner	Director
(Frank G. Wisner)

Date: August 28, 2007

