Form 10-Q
period 2007-09-30
ETHAN ALLEN INTERIORS INC
filed 2007-11-05
CIK 896156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(203) 743-8000 (Registrants telephone number, including area code)

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

[X] Yes [    ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[    ] Yes [X] No

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

At September 30, 2007, there were 29,767,645 shares of  Class A Common Stock, par value $.01, outstanding

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2007	June 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$133,484	$147,879
Accounts receivable, less allowance for doubtful accounts of $2,093 at September 30, 2007 and $2,042 at June 30, 2007	14,255	14,602
Inventories (note 4)	181,297	181,884
Prepaid expenses and other current assets	29,572	33,104
Deferred income taxes	4,464	4,960

Total current assets	363,072	382,429

Property, plant and equipment, net	326,460	322,185
Goodwill and other intangible assets (notes 6 and 7)	92,656	92,500
Other assets (note 8)	5,246	5,484

Total assets	$787,434	$802,598

LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
Current maturities of long-term debt (note 8)	$40	$40
Customer deposits	56,216	52,072
Accounts payable	25,184	26,650
Accrued compensation and benefits	36,656	35,243
Accrued expenses and other current liabilities (note 5)	31,469	33,434

Total current liabilities	149,565	147,439

Long-term debt (note 8)	202,899	202,868
Other long-term liabilities (note 3)	21,144	12,003
Deferred income taxes	30,199	30,646

Total liabilities	403,807	392,956
Shareholders equity:
Class A common stock, par value $.01, 150,000,000 shares authorized; 48,217,915 shares issued at September 30, 2007 and 47,454,450 shares issued at June 30, 2007	482	474
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at September 30, 2007 and June 30, 2007	-	-
Preferred stock, par value $.01, 1,055,000 shares authorized; no shares issued and outstanding at September 30, 2007 and June 30, 2007	-	-
Additional paid-in capital	353,418	330,268

	353,900	330,742
Less: Treasury stock (at cost), 18,450,270 shares at September 30, 2007 and 16,644,582 shares at June 30, 2007	(557,307)	(496,005)
Retained earnings	585,168	573,535
Accumulated other comprehensive income (notes 8 and 11)	1,866	1,370

Total shareholders equity	383,627	409,642

Total liabilities and shareholders equity	$787,434	$802,598

        See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
	2007	2006
Net sales	$248,727	$242,823
Cost of sales	115,270	116,494

Gross profit	133,457	126,329
Operating expenses:
Selling	57,578	55,038
General and administrative	48,082	43,125
Restructuring and impairment charge, net (note 5)	-	13,936

Total operating expenses	105,660	112,099

Operating income	27,797	14,230

Interest and other miscellaneous income, net	2,922	2,232
Interest and other related financing costs (note 8)	2,935	2,938

Income before income taxes	27,784	13,524
Income tax expense	10,280	5,072

Net income	$17,504	$8,452

Per share data (note 10):
Basic earnings per common share:
Net income per basic share	$0.58	$0.27

Basic weighted average common shares	30,084	31,815
Diluted earnings per common share:

Net income per diluted share	$0.57	$0.26

Diluted weighted average common shares	30,464	32,631

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2007	2006
Operating activities:
Net income	$17,504	$8,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,937	5,604
Compensation expense related to share-based awards	132	218
Provision (benefit) for deferred income taxes	49	(1,683)
Excess tax benefits from share-based payment arrangements	(2,081)	(1,643)
Restructuring and impairment charge, net	-	9,933
(Gain) loss on disposal of property, plant and equipment	(552)	396
Other	69	284
Change in assets and liabilities, net of the effects of acquired businesses:
Accounts receivable	347	1,251
Inventories	587	10,669
Prepaid expenses and other current assets	1,509	(1,319)
Other assets	142	458
Customer deposits	4,144	(988)
Accounts payable	1,970	(2,472)
Accrued expenses and other current liabilities	2,552	6,109
Other long-term liabilities	9,141	31

Net cash provided by operating activities	41,450	35,300

Investing activities:
Proceeds from the disposal of property, plant and equipment	5,063	42
Capital expenditures	(12,545)	(15,652)
Acquisitions	(705)	(6,209)
Other	6	38

Net cash used in investing activities	(8,181)	(21,781)

Financing activities:
Payments on long-term debt	(9)	(10)
Proceeds from issuance of common stock	307	93
Excess tax benefits from share-based payment arrangements	2,081	1,643
Payment of deferred financing costs	-	(107)
Payment of cash dividends	(6,185)	(5,790)
Purchases and other retirements of company stock	(44,101)	(19,536)

Net cash used in financing activities	(47,907)	(23,707)

Effect of exchange rate changes on cash	243	23

Net decrease in cash and cash equivalents	(14,395)	(10,165)
Cash and cash equivalents - beginning of period	147,879	173,801

Cash and cash equivalents - end of period	$133,484	$163,636

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders Equity

Three Months Ended September 30, 2007

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balance at June 30, 2007	$474	$330,268	$(496,005)	$1,370	$573,535	$409,642

Issuance of 763,465 shares of common stock upon exercise of share-based awards	8	20,937	-	-	-	20,945

Compensation expense associated with share-based awards	-	132	-	-	-	132

Tax benefit associated with exercise of share-based awards	-	2,081	-	-	-	2,081

Purchase/retirement of 1,805,688 shares of company stock	-	-	(61,302)	-	-	(61,302)

FIN 48 transition adjustment (note 3)	-	-	-	-	683	683

Dividends declared on common stock	-	-	-	-	(6,554)	(6,554)

Other comprehensive income (notes 8 and 11):
Currency translation adjustments	-	-	-	484	-	484
Reclass of loss on cash-flow hedge, net-of-tax	-	-	-	12	-	12
Net income	-	-	-	-	17,504	17,504

Total comprehensive income	-	-	-	-	-	18,000

Balance at September 30, 2007	$482	$353,418	$(557,307)	$1,866	$585,168	$383,627

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

Ethan Allen Interiors Inc. ("Interiors") is a Delaware corporation incorporated on May 25, 1989. The consolidated financial statements include the accounts of Interiors, its wholly-owned subsidiary Ethan Allen Global, Inc. ("Global"), and Globals subsidiaries (collectively "We", "Us", "Our", "Ethan Allen", or the "Company"). All intercompany accounts and transactions have been eliminated in the consolidated financial statements. All of Globals capital stock is owned by Interiors, which has no assets or operating results other than those associated with its investment in Global.

(2)	Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2007.

Certain prior year amounts have been reclassified in order for them to conform to the current years presentation. These changes were made for disclosure purposes only and did not have any impact on previously reported results of operations or shareholders equity.

(3)	Income Taxes -- Adoption of FIN 48

Effective July 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which provides a comprehensive model for the recognition, measurement, presentation, and disclosure in a companys financial statements of uncertain tax positions taken, or expected to be taken, on a tax return. Under FIN 48, if an income tax position exceeds a more likely than not (i.e. greater than 50%) probability of success upon tax audit, based solely on the technical merits of the position, the company is to recognize an income tax benefit in its financial statements. The tax benefits recognized are to be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If it is not more than likely than not that the benefit will be sustained on its technical merits, no benefit is to be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold for purposes of applying FIN 48. Therefore, if it can be established that the only uncertainty is when an item is taken on a tax return, such positions have satisfied the recognition step for purposes of FIN 48 and uncertainty related to timing should be assessed as part of measurement.

FIN 48 requires that a liability associated with an unrecognized tax benefit be classified as a long-term liability, except for the amount for which a cash payment is expected to be made within one year. Further, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with the respective jurisdictional tax laws.

The adoption of FIN 48 resulted in a non-cash transition (cumulative effect of a change in accounting principle) adjustment of $0.7 million which was recorded as an increase to beginning retained earnings. The transition adjustment is a result, primarily, of tax positions associated with state income tax exposures where the original tax benefit related to periods dating back to 1998. Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

As of July 1, 2007, we had unrecognized income tax benefits totaling $4.8 million and related accrued interest and penalties of $1.4 million (after related tax benefits), all of which was reclassified from current to long-term liabilities upon adoption. If recognized, essentially all of the unrecognized tax benefits and related interest and penalties would be recorded as a benefit to income tax expense. Since adopting FIN 48, our unrecognized tax benefits and related interest and penalties have increased by $0.3 million and $0.2 million, respectively. We do not currently anticipate significant changes in such amounts over the next twelve months.

As of July 1, 2007, we remained subject to examination in the following major tax jurisdictions for the tax years indicated below:

Major Tax Jurisdictions	Open Audit Years
North America United States:
New York	1998 through 2006
New Jersey	2001 through 2006
Massachusetts	2001 through 2006
North Carolina	2001 through 2006

(4)	Inventories

Inventories at September 30, 2007 and June 30, 2007 are summarized as follows (in thousands):

	September 30, 2007	June 30, 2007
Finished goods	$150,655	$150,994
Work in process	6,290	6,172
Raw materials	24,352	24,718
	$181,297	$181,884

Inventories are presented net of a related valuation allowance of $2.7 million at September 30, 2007 and $2.9 million at June 30, 2007.

(5)	Plant Consolidations

In recent years, we have developed, announced and executed plans to consolidate our manufacturing operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage.

On September 6, 2006, we announced a plan to close our Spruce Pine, North Carolina case goods manufacturing facility and convert our Atoka, Oklahoma upholstery manufacturing facility into a regional distribution center. In connection with this initiative, we permanently ceased production at both locations, allocating production among our remaining domestic manufacturing locations and selected offshore suppliers. The decision impacted approximately 465 employees with the reduction in headcount occurring during the second and third quarters of fiscal 2007. We recorded a pre-tax restructuring and impairment charge of $14.1 million during the quarter ended September 30, 2006, of which $4.0 million was related to employee severance and benefits and other plant exit costs, and $10.1 million, which was non-cash in nature, was related to fixed asset impairment charges, primarily for real property and machinery and equipment, stemming from the decision to cease production activities. During the three months ended March 31, 2007 and December 31, 2006, adjustments totaling $0.2 million and $0.3 million, respectively, were recorded to reverse remaining previously established accruals which were no longer deemed necessary.  There were no restructuring and impairment charges associated with plant consolidations recorded during the three months ended September 30, 2007.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2007, all restructuring related obligations for severance and employee benefits have been satisfied and any remaining accrual balances which were deemed unnecessary have been reversed. No restructuring reserves remain in the Consolidated Balance Sheets as accrued expenses within current liabilities. Activity with respect to our September 2006 restructuring reserve is summarized as follows (in thousands):

	Original Charges	Cash Payments	Non-cash Utilized	Adjustments	Balance at September 30, 2007
Spruce Pine, NC/Atoka, OK Employee severance and other related payroll and benefit costs	$3,903	$(3,455)	$-	$(448)	$-
Other plant exit costs	100	(100)	-	-	-
Write-down of long-lived assets	10,099	-	(10,099)	-	-
	$14,102	$(3,555)	$(10,099)	$(448)	$-

(6)	Business Acquisitions

In September 2006, we acquired, in a single transaction, two Ethan Allen retail design centers from an independent retailer for total consideration of approximately $6.3 million. As a result of this acquisition, we recorded additional inventory and other assets (primarily real estate) of $0.9 million and $5.5 million, respectively, and assumed customer deposits and other liabilities of $0.4 million and $0.1 million, respectively. Goodwill associated with this acquisition totaled $0.4 million. There were no acquisitions completed during the three months ended September 30, 2007.  However, the Consolidated Statements of Cash Flows reflect $0.6 million of consideration paid during the period in connection with the acquisition of a retail design center with an effective (closing) date of June 30, 2007 and for which funding did not occur until July 2, 2007.

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

A summary of our allocation of purchase price associated with acquisitions occurring during the three months ended September 30, 2006 is provided below (in thousands):

Nature of acquisition	2 design centers
Total consideration	$6,272
Fair value of assets acquired and liabilities assumed:
Inventory	948
PP&E and other assets	5,460
Customer deposits	(410)
A/P and other liabilities	(109)
Goodwill and other intangible assets	$383
(7)	Goodwill and Other Intangible Assets

As of September 30, 2007, we had goodwill, including product technology, of $73.0 million and other indefinite-lived intangible assets of $19.7 million. Comparable balances as of June 30, 2007 were $72.8 million and $19.7 million, respectively.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Goodwill in the wholesale and retail segments was $45.5 million and $27.5 million, respectively, at September 30, 2007 and $45.3 million and $27.5 million, respectively, at June 30, 2007. The wholesale segment, at both dates, includes additional indefinite-lived intangible assets of $19.7 million which represent Ethan Allen trade names.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill or other indefinite-lived intangible assets but, rather, evaluate such assets for impairment on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of the goodwill or other intangible asset may exceed its fair value. We conduct our required annual impairment test during the fourth quarter of each fiscal year. No impairment losses have been recorded on our goodwill or other indefinite-lived intangible assets as a result of applying the provisions of SFAS No. 142.

(8)	Borrowings

Total debt obligations at September 30, 2007 and June 30, 2007 consist of the following (in thousands):

	September 30, 2007	June 30, 2007
5.375% Senior Notes due 2015	$198,717	$198,677
Industrial revenue bonds	3,855	3,855
Other debt	367	376
Total debt	202,939	202,908
Less: current maturities	40	40
Total long-term debt	$202,899	$202,868

On September 27, 2005, we completed a private offering of $200.0 million of ten-year senior unsecured notes due 2015 (the "Senior Notes"). The Senior Notes were offered by Global and have an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2006. Proceeds received in connection with the issuance of the Senior Notes, net of a related discount of $1.6 million, totaled $198.4 million. We intend to use the net proceeds from the offering to expand our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes. As of September 30, 2007, outstanding borrowings related to this transaction have been included in the Consolidated Balance Sheets within long-term debt. The discount on the Senior Notes is being amortized to interest expense over the life of the related debt.

In connection with the offering, debt issuance costs totaling $2.0 million were incurred related, primarily, to banking, legal, accounting, rating agency, and printing services. As of September 30, 2007, these costs have been included in the Consolidated Balance Sheets as deferred financing costs within other assets and are being amortized to interest expense over the life of the Senior Notes.

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

Upon issuance of the Senior Notes and settlement of the related forward contracts, losses totaling $0.9 million were incurred representing the change in the fair value of the forward contracts since their respective trade dates. In accordance with SFAS No. 133, as amended, it was determined that a portion of the related losses was the result of hedge ineffectiveness and, as such, $0.1 million of the losses was included, within interest and other related financing costs, in the Consolidated Statement of Operations for the fiscal year ended June 30, 2006. The

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

balance of the losses has been included (on a net-of-tax basis) in the Consolidated Balance Sheets within accumulated other comprehensive income and is being amortized to interest expense over the life of the Senior Notes. The remaining unamortized balance of these forward contract losses totaled $0.6 million ($0.4 million, net-of-tax) at both September 30, 2007 and June 30, 2007.

(9)	Litigation

Environmental Matters

We and our subsidiaries are subject to various environmental laws and regulations. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials.

As of September 30, 2007, we and/or our subsidiaries have been named as a potentially responsible party ("PRP") with respect to the remediation of three active sites currently listed, or proposed for inclusion, on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The sites are located in Southington, Connecticut; High Point, North Carolina; and Atlanta, Georgia.

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

As of September 30, 2007, we believe that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.

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

Regulations issued under the Clean Air Act Amendments of 1990 required the industry to reformulate certain furniture finishes or institute process changes to reduce emissions of volatile organic compounds. Compliance with many of these requirements has been facilitated through the introduction of high solids coating technology and alternative formulations. In addition, we have instituted a variety of technical and procedural controls, including reformulation of finishing materials to reduce toxicity, implementation of high velocity low pressure spray systems, development of storm water protection plans and controls, and further development of related inspection/audit teams, all of which have served to reduce emissions per unit of production. We remain committed to implementing new waste minimization programs and/or enhancing existing programs with the objective of (i) reducing the total volume of waste, (ii) limiting the liability associated with waste disposal, and (iii) continuously improving environmental and job safety programs on the factory floor which serve to minimize emissions and safety risks for employees. We will continue to evaluate the most appropriate, cost effective control technologies for finishing operations and design production methods to reduce the use of hazardous materials in the manufacturing process.

(10)	Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three Months Ended September 30,
	2007	2006
Weighted average common shares outstanding for basic calculation	30,084	31,815
Effect of dilutive stock options and other share-based awards	380	816
Weighted average common shares outstanding, adjusted for diluted calculation	30,464	32,631

As of September 30, 2007 and 2006, stock options to purchase 785,326 and 346,981 common shares, respectively, had exercise prices which exceeded the average market price of our common stock for the corresponding periods. These options have been excluded from the respective diluted earnings per share calculation as their impact is anti-dilutive.

(11)	Comprehensive Income

Total comprehensive income represents the sum of net income and items of "other comprehensive income or loss" that are reported directly in equity. Such items, which are generally presented on a net-of-tax basis, may include foreign currency translation adjustments, minimum pension liability adjustments, fair value adjustments (i.e. gains and losses) on certain derivative instruments, and unrealized gains and losses on certain investments in debt and equity securities. We have reported our total comprehensive income in the Consolidated Statements of Shareholders Equity.

Our accumulated other comprehensive income, which is comprised of losses on certain derivative instruments and accumulated foreign currency translation adjustments, totaled $1.9 million at September 30, 2007 and $1.4 million at June 30, 2007. Losses on derivative instruments are the result of cash-flow hedging contracts entered into in connection with the issuance of the Senior Notes (see Note 8). Foreign currency translation adjustments

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

are the result of changes in foreign currency exchange rates related to our operation of five Ethan Allen-owned retail design centers located in Canada. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

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

A breakdown of wholesale sales by these product lines for the three months ended September 30, 2007 and 2006 is provided below:

	Three Months Ended September 30,
	2007	2006
Case Goods	47%	45%
Upholstered Products	37	39
Home Accessories and Other	16	16
	100%	100%

Revenue information by product line is not as easily determined within the retail segment. However, because wholesale production and sales are matched, for the most part, to incoming orders, we believe that the allocation of retail sales by product line would be similar to that of the wholesale segment.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Segment information for the three months ended September 30, 2007 and 2006 is set forth below (in thousands):

	Three Months Ended September 30,
	2007	2006
Net Sales:
Wholesale segment	$156,323	155,641
Retail segment	182,754	165,970
Elimination of inter-company sales	(90,350)	(78,788)
Consolidated Total	$248,727	$242,823

Operating Income:
Wholesale segment(1)	$26,780	$11,424
Retail segment	899	2,843
Adjustment of inter-company profit (2)	118	(37)
Consolidated Total	$27,797	$14,230

Capital Expenditures:
Wholesale segment	$2,044	$2,758
Retail segment	10,501	12,894
Acquisitions (3) (4)	96	6,209
Consolidated Total	$12,641	$21,861

	September 30, 2007	June 30, 2007

Total Assets:
Wholesale segment	$396,476	416,237
Retail segment	429,885	425,382
Inventory profit elimination (5)	(38,927)	(39,021)
Consolidated Total	$787,434	$802,598

(1)	Operating income for the wholesale segment for the three months ended September 30, 2006 includes a pre-tax restructuring and impairment charge, net of $13.9 million.
(2)

Represents the change in the inventory profit elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned design center inventory existing at the end of the period. See footnote 5 below.

(3)

Amount reflected as acquisitions for 2007 excludes the purchase (for consideration totaling $0.6 million) of a retail design center with an effective (closing) date of
June 30, 2007 and for which funding did not occur until July 2, 2007.

(4)	Amount reflected as acquisitions for 2006 includes the purchase of 2 retail design centers.
(5)	Represents the embedded wholesale profit contained in Ethan Allen-owned design center inventory that has not yet been realized. These profits are realized when the related inventory is sold.

There are 37 independent retail design centers located outside the United States. Approximately 2% of our net sales are derived from sales to these retail design centers.

(13)	Subsequent Events

Business Acquisitions

On October 1, 2007, we acquired, in a single transaction, two Ethan Allen retail design centers from an independent retailer for total consideration of approximately $2.1 million. As a result of this acquisition, we recorded additional inventory and other assets of $1.9 million and $0.4 million, respectively, and assumed customer deposits and other liabilities of $1.1 million and $0.1 million, respectively. Goodwill associated with this acquisition totaled $1.0 million.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

On October 25, 2007, Ethan Allen Operations, Inc., a wholly-owned subsidiary of Global, acquired a cut and sew upholstery facility from Americraft Leather for total consideration of approximately $4.4 million. The facility, which contains 40,000 square feet of manufacturing space and employs 165 people, is located in Silao, in the state of Guanajuato, Mexico. As a result of this acquisition, we recorded additional property, plant and equipment of $2.7 million, and inventory of $1.1 million. Goodwill associated with this acquisition totaled $0.6 million.

Stock Repurchases and Remaining Authorization

Subsequent to September 30, 2007 and through November 2, 2007, we repurchased, in 3 separate open market transactions, an additional 0.3 million shares of our common stock at a total cost of $7.8 million, representing an average price per share of $30.10. As of November 2, 2007, we had a remaining Board authorization to repurchase 1.8 million shares.

Employment Agreement / Share-Based Awards

On October 10, 2007, the Companys Board of Directors and M. Farooq Kathwari, our President and Chief Executive Officer, agreed to the terms of a new employment agreement expiring on June 30, 2012 (the "Agreement"). Pursuant to the terms of the Agreement, Mr. Kathwari was awarded, on October 10, 2007, options to purchase 150,000 shares of our common stock. These options were issued at an exercise price of $34.03 (the closing price of a share of our common stock on the New York Stock Exchange as of such date), and vest ratably over a 3-year period. The Agreement provides for additional grants of 90,000 and 60,000 shares on July 1, 2008 and July 1, 2009, respectively, with exercise prices equal to the closing price of a share of our common stock on the New York Stock Exchange as of such dates. The 2008 grant will vest ratably over a 2-year period and the 2009 grant will vest ratably over a 1-year period. All options awarded under the Agreement have a contractual term of 10 years.

(14)	Recent Accounting Pronouncements

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

(15)	Financial Information About the Parent, the Issuer and the Guarantors

On September 27, 2005, Global (the "Issuer") issued $200 million aggregate principal amount of Senior Notes which have been guaranteed on a senior basis by Interiors (the "Parent"), and other wholly-owned subsidiaries of the Issuer and the Parent, including Ethan Allen Retail, Inc., Ethan Allen Operations, Inc., Ethan Allen Realty, LLC, Lake Avenue Associates, Inc. and Manor House, Inc. The subsidiary guarantors (other than the Parent) are collectively called the "Guarantors". The guarantees of the Guarantors are unsecured. All of the guarantees are

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

full, unconditional and joint and several and the Issuer and each of the Guarantors are 100% owned by the Parent. Ethan Allen (UK) Ltd., KEA International Inc. (which was legally dissolved in January 2007), Northeast Consolidated, Inc. (which was legally dissolved in June 2007), Riverside Water Works, Inc. (which was legally dissolved in June 2007), and our other subsidiaries which are not guarantors are called the "Non-Guarantors".

The following tables set forth the condensed consolidating balance sheets as of September 30, 2007 and June 30, 2007, the condensed consolidating statements of operations for the three months ended September 30, 2007 and 2006, and the condensed consolidating statements of cash flows for the three months ended September 30, 2007 and 2006 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

(in thousands)

September 30, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$128,830	$4,654	$-	$-	$133,484
Accounts receivable, net	-	13,800	442	13	-	14,255
Inventories	-	-	220,224	-	(38,927)	181,297
Prepaid expenses and other current assets	-	13,355	20,681	-	-	34,036
Intercompany	-	638,543	201,864	-	(840,407)	-

Total current assets	-	794,528	447,865	13	(879,334)	363,072

Property, plant and equipment, net	-	11,639	314,821	-	-	326,460
Goodwill and other intangible assets	-	37,905	54,751	-	-	92,656
Other assets	-	4,062	1,184	-	-	5,246
Investment in affiliated companies	620,894	142,534	-	-	(763,428)	-

Total assets	$620,894	$990,668	$818,621	$13	$(1,642,762)	$787,434

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$-	$-	$40	$-	$-	$40
Customer deposits	-	-	56,216	-	-	56,216
Accounts payable	-	6,531	18,653	-	-	25,184
Accrued expenses and other current liabilities	6,683	43,337	18,105	-	-	68,125
Intercompany	232,450	43,443	564,462	52	(840,407)	-

Total current liabilities	239,133	93,311	657,476	52	(840,407)	149,565

Long-term debt	-	198,717	4,182	-	-	202,899
Other long-term liabilities	-	9,005	12,139	-	-	21,144
Deferred income taxes	-	30,199	-	-	-	30,199

Total liabilities	239,133	331,232	673,797	52	(840,407)	403,807

Shareholders' equity	381,761	659,436	144,824	(39)	(802,355)	383,627

Total liabilities and shareholders' equity	$620,894	$990,668	$818,621	$13	$(1,642,762)	$787,434

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

(in thousands)

June 30, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$142,253	$5,626	$-	$-	$147,879
Accounts receivable, net	-	14,118	471	13	-	14,602
Inventories	-	-	210,146	10,759	(39,021)	181,884
Prepaid expenses and other current assets	-	15,743	21,969	352	-	38,064
Intercompany	-	591,102	195,444	-	(786,546)	-

Total current assets	-	763,216	433,656	11,124	(825,567)	382,429

Property, plant and equipment, net	-	11,104	311,081	-	-	322,185
Goodwill and other intangible assets	-	37,905	54,595	-	-	92,500
Other assets	-	4,299	1,185	-	-	5,484
Investment in affiliated companies	600,453	149,524	-	-	(749,977)	-

Total assets	$600,453	$966,048	$800,517	$11,124	$(1,575,544)	$802,598

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$-	$-	$40	$-	$-	$40
Customer deposits	-	-	52,072	-	-	52,072
Accounts payable	3,436	6,509	12,732	3,973	-	26,650
Accrued expenses and other current liabilities	6,286	47,471	14,920	-	-	68,677
Intercompany	182,458	43,443	553,479	7,166	(786,546)	-

Total current liabilities	192,180	97,423	633,243	11,139	(786,546)	147,439

Long-term debt	-	198,676	4,192	-	-	202,868
Other long-term liabilities	-	227	11,776	-	-	12,003
Deferred income taxes	-	30,646	-	-	-	30,646

Total liabilities	192,180	326,972	649,211	11,139	(786,546)	392,956

Shareholders' equity	408,273	639,076	151,306	(15)	(788,998)	409,642

Total liabilities and shareholders' equity	$600,453	$966,048	$800,517	$11,124	$(1,575,544)	$802,598

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(in thousands)

Three Months Ended September 30, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$156,547	$250,964	$-	$(158,784)	$248,727
Cost of sales	-	110,533	163,641	-	(158,904)	115,270

Gross profit	-	46,014	87,323	-	120	133,457

Selling, general and administrative expenses	41	11,004	94,615	-	-	105,660
Restructuring and impairment charge, net	-	-	-	-	-	-

Total operating expenses	41	11,004	94,615	-	-	105,660

Operating income (loss)	(41)	35,010	(7,292)	-	120	27,797

Interest and other miscellaneous income, net	17,545	(4,456)	414	-	(10,581)	2,922
Interest and other related financing costs	-	2,859	76	-	-	2,935

Income before income tax expense	17,504	26,540	(6,954)	-	(10,461)	27,784
Income tax expense	-	10,244	36	-	-	10,280

Net income (loss)	$17,504	$17,451	$(6,990)	$-	$(10,461)	$17,504

Three Months Ended September 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$154,927	$239,164	$-	$(151,268)	$242,823
Cost of sales	-	108,888	158,798	5	(151,197)	116,494
Gross profit	-	46,039	80,366	(5)	(71)	126,329

Selling, general and administrative expenses	41	11,468	86,651	3	-	98,163
Restructuring and impairment charge, net	-	-	13,936	-	-	13,936
Total operating expenses	41	11,468	100,587	3	-	112,099
Operating income (loss)	(41)	34,571	(20,221)	(8)	(71)	14,230

Interest and other miscellaneous income, net	8,493	(18,322)	(172)	12	12,221	2,232
Interest and other related financing costs	-	2,862	76	-	-	2,938
Income before income tax expense	8,452	13,387	(20,469)	4	12,150	13,524
Income tax expense	-	4,785	287	-	-	5,072

Net income (loss)	$8,452	$8,602	$(20,756)	$4	$12,150	$8,452

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(in thousands)

Three Months Ended September 30, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$49,979	$(14,216)	$5,687	$-	$-	$41,450

Cash flows from investing activities:
Capital expenditures	-	(1,294)	(11,251)	-	-	(12,545)
Acquisitions	-	-	(705)	-	-	(705)
Proceeds from the disposal of property, plant and
equipment	-	-	5,063	-	-	5,063
Other	-	6	-	-	-	6

Net cash used in investing activities	-	(1,288)	(6,893)	-	-	(8,181)

Cash flows from financing activities:
Payments on long-term debt	-	-	(9)	-	-	(9)
Purchases and other retirements of company stock	(44,101)	-	-	-	-	(44,101)
Proceeds from issuance of common stock	307	-	-	-	-	307
Excess tax benefits from share-based payment
arrangements	-	2,081	-	-	-	2,081
Dividends paid	(6,185)	-	-	-	-	(6,185)

Net cash provided by (used in) financing activities	(49,979)	2,081	(9)	-	-	(47,907)

Effect of exchange rate changes on cash	-	-	243	-	-	243

Net decrease in cash and cash equivalents	-	(13,423)	(972)	-	-	(14,395)

Cash and cash equivalents - beginning of period	-	142,253	5,626	-	-	147,879

Cash and cash equivalents - end of period	$-	$128,830	$4,654	$-	$-	$133,484

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(in thousands)

Three Months Ended September 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$25,233	$(11,981)	$22,048	$-	$-	$35,300

Cash flows from investing activities:
Capital expenditures	-	(2,270)	(13,382)	-	-	(15,652)
Acquisitions	-	-	(6,209)	-	-	(6,209)
Proceeds from the disposal of property, plant and
equipment	-	2	40	-	-	42
Other	-	38	-	-	-	38

Net cash used in investing activities	-	(2,230)	(19,551)	-	-	(21,781)

Cash flows from financing activities:
Payments on long-term debt	-	-	(10)	-	-	(10)
Payment of deferred financing costs	-	(107)	-	-	-	(107)
Purchases and other retirements of company stock	(19,536)	-	-	-	-	(19,536)
Proceeds from issuance of common stock	93	-	-	-	-	93
Excess tax benefits from share-based payment arrangements	-	1,643	-	-	-	1,643
Dividends paid	(5,790)	-	-	-	-	(5,790)

Net cash provided by (used in) financing activities	(25,233)	1,536	(10)	-	-	(23,707)

Effect of exchange rate changes on cash	-	-	23	-	-	23

Net increase (decrease) in cash and cash equivalents	-	(12,675)	2,510	-	-	(10,165)
Cash and cash equivalents - beginning of period	-	172,246	1,555	-	-	173,801

Cash and cash equivalents - end of period	$-	$159,571	$4,065	$-	$-	$163,636

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with (i) our Consolidated Financial Statements, and notes thereto, as set forth in this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended June 30, 2007.

Forward-Looking Statements

Management's discussion and analysis of financial condition and results of operations and other sections of this Quarterly Report contain forward-looking statements relating to our future results. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to management decisions and various assumptions, risks and uncertainties, including, but not limited to: the effects of terrorist attacks or conflicts or wars involving the United States or its allies or trading partners; the effects of labor strikes; weather conditions that may affect sales; volatility in fuel, utility, transportation and security costs; changes in global or regional political or economic conditions, including changes in governmental and central bank policies; changes in business conditions in the furniture industry, including changes in consumer spending patterns and demand for home furnishings; effects of our brand awareness and marketing programs, including changes in demand for our existing and new products; our ability to locate new design center sites and/or negotiate favorable lease terms for additional design centers or for the expansion of existing design centers; competitive factors, including changes in products or marketing efforts of others; pricing pressures; fluctuations in interest rates and the cost, availability and quality of raw materials; those matters discussed in Items 1A and 7A of our Annual Report on Form 10-K for the year ended June 30, 2007 and in our SEC filings; and our future decisions. Accordingly, actual circumstances and results could differ materially from those contemplated by the forward-looking statements.

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

Inventories Inventories (finished goods, work in process and raw materials) are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory (i.e. material, labor and manufacturing overhead costs). We estimate an inventory valuation allowance for excess quantities and obsolete items based on specific identification and historical write-downs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Allowance for Doubtful Accounts We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

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

Impairment of Long-Lived Assets and Goodwill We periodically evaluate whether events or circumstances have occurred that indicate that long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the assets carrying value over its fair value is recorded. The long-term nature of these assets requires the estimation of cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test.

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

Business Insurance Reserves We have insurance programs in place to cover workers compensation and property/casualty claims. The insurance programs, which are funded through self-insured retention, are subject to various stop-loss limitations. We accrue estimated losses using actuarial models and assumptions based on historical loss experience. Although we believe that the insurance reserves are adequate, the reserve estimates are based on historical experience, which may not be indicative of current and future losses. In addition, the actuarial calculations used to estimate insurance reserves are based on numerous assumptions, some of which are subjective. We adjust insurance reserves, as needed, in the event that future loss experience differs from historical loss patterns.

Other Loss Reserves We have a number of other potential loss exposures incurred in the ordinary course of business such as environmental claims, product liability, litigation, tax liabilities, restructuring charges, and the recoverability of deferred income tax benefits. Establishing loss reserves for these matters requires the use of estimates and judgment with regard to maximum risk exposure and ultimate liability or realization. As a result, these estimates are often developed with our counsel, or other appropriate advisors, and are based on our current understanding of the underlying facts and circumstances. Because of uncertainties related to the ultimate outcome of these issues or the possibilities of changes in the underlying facts and circumstances, additional charges related to these issues could be required in the future.

Results of Operations

Our revenues are comprised of (i) wholesale sales to independently-owned and Company-owned retail design centers and (ii) retail sales of Company-owned design centers. See Note 12 to our Consolidated Financial Statements for the three months ended September 30, 2007 and 2006.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The components of consolidated revenue and operating income were as follows (in millions):

	Three Months Ended September 30,
	2007	2006
Revenue:
Wholesale segment	$156.3	$155.6
Retail segment	182.8	166.0
Elimination of inter-company sales	(90.4)	(78.8)
Consolidated Revenue	$248.7	$242.8

Operating Income:
Wholesale segment (1)	$26.8	$11.4
Retail segment	0.9	2.8
Adjustment of inter-company profit (2)	0.1	-
Consolidated Operating Income	$27.8	$14.2

(1)	Operating income for the wholesale segment for the three months ended September 30, 2006 includes a pre-tax restructuring and impairment charge, net of $13.9 million.
(2)

Represents the change in the inventory profit elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned design center inventory existing at the end of the period.

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

Consolidated revenue for the three months ended September 30, 2007 increased by $5.9 million, or 2.4%, to $248.7 million, from $242.8 million for the three months ended September 30, 2006. Net sales for the period largely reflect the delivery of product associated with booked orders and backlog existing as of the end of the preceding quarter. During the quarter, sales were positively impacted by (i) our continued efforts to reposition the retail network, and (ii) new product introductions. These factors were partially offset by a weak retail environment for home furnishings likely attributable, to some degree, to continued economic concerns, particularly as it relates to consumer credit.

To date, our repositioning of the retail network has involved three primary elements: the opening of larger, new or relocated design centers in more prominent locations; development of a more focused advertising campaign to highlight our solutions-based approach and position Ethan Allen as an authority in style and design; and investment within the retail network to strengthen the existing management structure. Implementation of our project management initiative, which has resulted in the promotion and/or hiring of more than 300 project managers, has enabled us to increase the level of service, professionalism, interior design competence, efficiency, and effectiveness of retail design center personnel. With project managers actively partnering with design consultants and their customers, we believe we have improved the customer service experience and facilitated, to some degree, better awareness of potential cross-selling opportunities.

Wholesale revenue for the first quarter of fiscal 2008 increased by $0.7 million, or 0.4%, to $156.3 million from $155.6 million in the prior year comparable period. The quarter-over-quarter increase was primarily attributable to improved service position within certain imported product lines which resulted in shorter delivery cycle times, partially offset by a decline in the incoming order rate as a result of the softer retail environment for home furnishings noted during the period.

Retail revenue from Ethan Allen-owned design centers for the three months ended September 30, 2007 increased by $16.8 million, or 10.1%, to $182.8 million from $166.0 million for the three months ended September 30, 2006.The increase in retail sales by Ethan Allen-owned design centers was attributable to (i) an increase in sales generated by newly opened (including relocated) or acquired design centers of $18.9 million, and (ii) an increase in comparable design center delivered sales of $0.4 million, or 0.2%. These favorable variances were partially offset by reduced revenue from sold and closed design centers, which generated $2.5 million fewer sales in the first quarter of fiscal 2008 as compared to the same

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

period in fiscal 2007. The number of Ethan Allen-owned design centers increased to 158 as of September 30, 2007 as compared to 141 as of September 30, 2006. During that twelve month period, we acquired 10 design centers from independent retailers and opened 13 design centers (4 of which were relocations), and closed 2 design centers.

Comparable design centers are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design centers sales in their 13th full month of Ethan Allen-owned operations.

Quarter-over-quarter, written business of Ethan Allen-owned design centers increased 9.8% and comparable design centers written business increased 0.3%. Over that same period, wholesale orders decreased 8.4%. Retail written business likely reflects (i) our continued efforts to reposition the retail network, (ii) recent product introductions, and (iii) our continued use of national television as an advertising medium. These factors have likely been offset, to some degree, by the softer retail environment for home furnishings noted throughout the period. Wholesale written business reflects the impact of the aforementioned factors, as well as the timing of floor sample orders placed in connection with our annual retailer conference (October 2007 as compared to September 2006).

Gross profit increased during the quarter to $133.5 million from $126.3 million in the prior year comparable quarter. The $7.2 million, or 5.6%, increase in gross profit was primarily attributable to a shift in sales mix with retail sales representing a higher proportionate share of total sales in the current quarter (74%) compared to the prior year period (68%), and (ii) improved performance within our remaining product sourcing operations, including a reduction in overhead as a result of past plant closures and price stabilization with regard to the selected raw materials. These favorable factors were partially offset by (i) increased costs incurred during the period which stem from excess capacity experienced within our case good manufacturing facilities during the fourth quarter of fiscal 2007 and (ii) a prior period gain associated with business interruption insurance recoveries received in connection with hurricane losses sustained during fiscal 2006. Consolidated gross margin increased to 53.7% for the first quarter of fiscal 2008 from 52.0% in the prior year quarter as a result, primarily, of the factors set forth above.

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the three months ended September 30, 2007 and 2006:

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

Including the restructuring and impairment charge referred to above, operating expenses decreased $6.4 million, or 5.7%, to $105.7 million, or 42.5% of sales, in the current quarter from $112.1 million, or 46.2% of sales, in the prior year quarter. The decrease was primarily attributable to (i) the aforementioned prior period restructuring and impairment charge, and (ii) a reduction in costs associated with our distribution operations. These decreases were partially offset by increased costs associated with our continued efforts to reposition the retail network which, during the period, resulted in higher costs associated with occupancy, designer compensation, managerial salaries and benefits, and delivery and warehousing.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Including the restructuring and impairment charge referred to above, consolidated operating income for the three month period ended September 30, 2007 totaled $27.8 million, or 11.2% of sales, as compared to $14.2 million, or 5.9% of sales, for the three months ended September 30, 2006.This represents an increase of $13.6 million which was attributable to an increase in gross profit and lower period-over-period operating expenses, both of which were discussed previously.

Wholesale operating income for the three months ended September 30, 2007 totaled $26.8 million, or 17.1% of sales, as compared to $11.4 million, or 7.3% of sales, in the prior year comparable quarter. The increase of $15.4 million was primarily attributable to (i)the prior period restructuring and impairment charge mentioned above, (ii) an increase in sales volume, (iii) lower distribution costs, and (iv) improved performance within our remaining product sourcing operations, including a reduction in overhead as a result of past plant closures and price stabilization with regard to the selected raw materials. These factors were partially offset by increased costs incurred during the period which stem from excess capacity experienced within our case good manufacturing facilities during the fourth quarter of fiscal 2007.

Retail operating income decreased $1.9 million to $0.9 million, or 0.5% of sales, for the first quarter of fiscal 2008 from $2.8 million, or 1.7% of sales, for the first quarter of fiscal 2007. The decrease in retail operating income generated by Ethan Allen-owned design centers was primarily attributable to (i) higher operating expenses as a result of our continued efforts to reposition the retail network, (ii) a decline in sales volume associated with design centers closed or sold during the period, and (iii) a prior period gain associated with business interruption insurance recoveries received in connection with hurricane losses sustained during fiscal 2006. These unfavorable variances were partially offset by higher sales volume generated by newly-opened (including relocations), acquired and comparable design centers.

Interest and other miscellaneous income, net increased $0.7 million from the prior year comparable quarter. The increase was due, primarily, to gains recorded in connection with the sale of selected real estate assets, partially offset by a decrease in investment income resulting from lower cash and short-term investment balances maintained during the current period.

Interest and other related financing costs amounted to $2.9 million in both the current and prior year periods. This amount consists, primarily, of interest expense incurred in connection with our issuance of senior unsecured debt in September 2005.

Income tax expense for the three months ended September 30, 2007 totaled $10.3 million as compared to $5.1 million for the three months ended September 30, 2006. Our effective tax rate for the current quarter was 37.0%, down from 37.5% in the prior year quarter. The lower effective tax rate was a result, primarily, of the benefits derived from the manufacturers deduction provided for under The Jobs Creation Act of 2004 and certain tax planning initiatives. Partially offsetting these items were the adverse effects of recently-enacted changes within certain state tax legislation, increased state income tax liability arising in connection with the operation of a greater number of Company-owned design centers, and increased foreign income tax liability associated with our five retail design centers operating in Canada.

For the three months ended September 30, 2007, we recorded net income of $17.5 million as compared to $8.5 million in the prior year comparable period, which included the aforementioned restructuring and impairment charge. Net income per diluted share totaled $0.57 in the current quarter and $0.26 per diluted share in the prior year quarter.

Liquidity and Capital Resources

As of September 30, 2007 we maintained cash and cash equivalents totaling $133.5 million. Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, and borrowing capacity under a $200.0 million revolving credit facility.

The credit facility includes an accordion feature which provides for an additional $100.0 million of liquidity, if needed, as well as sub-facilities for trade and standby letters of credit of $100.0 million and swingline loans of $5.0 million. The credit facility contains various covenants which may limit our ability to: incur debt; engage in mergers and

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

consolidations; make restricted payments; sell certain assets; make investments; and issue stock. We are also required to meet certain financial covenants including a fixed charge coverage ratio, which shall not be less than 3.00 to 1 for any period of four consecutive fiscal quarters ended on or after June 30, 2005, and a leverage ratio, which shall not be greater than 3.00 to 1 at any time. As of September 30, 2007, we had satisfactorily complied with these covenants.

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

In connection with the issuance of the Senior Notes, Global, in July and August 2005, entered into 6 separate forward contracts to hedge the risk-free interest rate associated with $108.0 million of the related debt in order to mitigate the negative impact of interest rate fluctuations on earnings, cash flows and equity. The forward contracts were entered into with a major banking institution thereby mitigating the risk of credit loss. Upon issuance of the Senior Notes and settlement of the related forward contracts, losses totaling $0.9 million were incurred representing the change in the fair value of the forward contracts since their respective trade dates. In accordance with SFAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended, it was determined that a portion of the related losses was the result of hedge ineffectiveness and, as such, $0.1 million of the losses was included, within interest and other related financing costs, in the Consolidated Statement of Operations for the three month period ended September 30, 2005. The balance of the losses is included (on a net-of-tax basis) in the Consolidated Balance Sheets within accumulated other comprehensive income and is being amortized to interest expense over the life of the Senior Notes. The remaining unamortized balance of these forward contract losses totaled $0.6 million ($0.4 million, net-of-tax) as of September 30, 2007.

A summary of net cash provided by (used in) operating, investing, and financing activities for the three month periods ended September 30, 2007 and 2006 is provided below (in millions):

	Three Months Ended September 30,
	2007	2006
Operating Activities:
Net income plus depreciation and amortization	$23.4	$14.1
Working capital	11.2	13.2
Excess tax benefits from share-based payment arrangements	(2.1)	(1.6)
Other (non-cash items, long-term assets and liabilities)	9.0	9.6
Total provided by operating activities	$41.5	$35.3

Investing Activities:
Capital expenditures	$(12.5)	$(15.7)
Acquisitions	(0.7)	(6.2)
Asset sales	5.0	-
Other	-	0.1
Total used in investing activities	$(8.2)	$(21.8)

Financing Activities:
Issuances of common stock	0.3	0.1
Purchases and other retirements of company stock	(44.1)	(19.5)
Payment of cash dividends	(6.2)	(5.8)
Payment of deferred financing costs	-	(0.1)
Excess tax benefits from share-based payment arrangements	2.1	1.6
Total used in financing activities	$(47.9)	$(23.7)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Operating Activities

As compared to the same period in fiscal year 2007, cash provided by operating activities increased $6.2 million during the three months ended September 30, 2007 as a result, primarily, of higher sales and operating income. Partially offsetting this increase in profitability were changes in working capital (accounts receivable, inventories, prepaid and other current assets, customer deposits, payables, and accrued expenses and other current liabilities) arising in the ordinary course of business.  In addition, operating cash flow for the three month period includes the effects of changes in several other non-cash items, including restructuring and impairment charges and gains incurred in connection with the sale of certain property, plant and equipment during the period.

Investing Activities

As compared to the same period in fiscal year 2007, cash used in investing activities decreased $13.6 million during the three months ended September 30, 2007 due, primarily, to (i) a reduction in cash utilized to fund acquisition activity and capital expenditures, and (ii) an increase in proceeds related to the disposition of certain property, plant and equipment. The current level of capital spending is principally attributable to (i) new design center development and renovation, (ii) entity-wide technology initiatives, and (iii) improvements within our remaining manufacturing facilities. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities

As compared to the same period in fiscal year 2007, cash used in financing activities increased $24.2 million during the three months ended September 30, 2007 as a result, primarily, of an increase in payments related to the acquisition of treasury stock. On July 24, 2007, we declared a dividend of $0.22 per common share, payable on October 25, 2007, to shareholders of record as of October 10, 2007. We expect to continue to declare quarterly dividends for the foreseeable future.

As of September 30, 2007, our outstanding debt totaled $202.9 million, the current and long-term portions of which amounted to less than $0.1 million and $202.9 million, respectively. The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are: less than $0.1 million in each of fiscal 2008, 2009, and 2010; and $3.9 million in fiscal 2011. The balance of our long-term debt ($198.9 million) matures in fiscal years 2012 and thereafter.

We had no revolving loans outstanding under the credit facility as of September 30, 2007, and stand-by letters of credit outstanding under the facility at that date totaled $15.1 million. Remaining available borrowing capacity under the facility was $184.9 million at September 30, 2007.

Except as set forth below, there has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 Managements Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended June 30, 2007 as filed with the Securities and Exchange Commission on August 28, 2007.

On July 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. As discussed further in Note 3, FIN 48 requires the recognition of a liability for unrecognized tax benefits, including related interest and penalties. As of July 1, 2007, we had unrecognized income tax benefits totaling $4.8 million and related accrued interest and penalties of $1.4 million (after related tax benefits), all of which was reclassified from current to long-term liabilities upon adoption. Since adopting FIN 48, our unrecognized tax benefits and related interest and penalties have increased by $0.3 million and $0.2 million, respectively. We do not currently anticipate significant changes in such amounts over the next twelve months. The payment obligations associated with these liabilities have not been reflected in our contractual obligations disclosure referred to above due to the absence of scheduled maturities and the resultant uncertainty regarding the timing of future cash outflows associated with such obligations. Therefore, the timing of these payments

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

cannot be determined, except for amounts estimated to be payable within twelve months that are included in current liabilities, of which there are none as September 30, 2007.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of September 30, 2007, we had working capital of $213.5 million and a current ratio of 2.43 to 1.

In addition to using available cash to fund changes in working capital, necessary capital expenditures, acquisition activity, the repayment of debt, and the payment of dividends, we have been authorized by our Board of Directors to repurchase our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. All of our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders equity.

During the three months ended September 30, 2007 and 2006, we repurchased and/or retired the following shares of our common stock:

   Three Months Ended

     September 30,

2007(1)(2)	2006(3)(4)
Common shares repurchased	1,144,000	478,300
Cost to repurchase common shares	$38,268,917	$16,672,720
Average price per share	$33.45	$34.86

(1)	Repurchase activity for the three months ended September 30, 2007 excludes $3,436,230 in common stock repurchases with a June 2007 trade date and a July 2007 settlement date.
(2)

During August 2007, we also retired 661,688 shares of common stock tendered upon the exercise of outstanding employee stock options (592,861 to cover share exercise and 68,827 to cover related employee tax withholding liabilities). The total value of such shares on the date redeemed was $23,033,359, representing an average price per share of $34.81.

(3)	Repurchase activity for the three months ended September 30, 2006 excludes $1,000,807 in common stock repurchases with a June 2006 trade date and a July 2006 settlement date.
(4)

During August 2006, we also retired 185,930 shares of common stock tendered upon the exercise of outstanding employee stock options (137,517 to cover share exercise and 48,413 to cover related employee tax withholding liabilities). The total value of such shares on the date redeemed was $7,154,586, representing an average price per share of $38.48.

For each of the periods presented above, we funded our purchases of treasury stock with existing cash on hand and cash generated through current period operations. On July 24, 2007, the Board of Directors increased the then remaining share repurchase authorization to 2,500,000 shares. As of September 30, 2007, we had a remaining Board authorization to repurchase 2,051,300 shares.

Subsequent to September 30, 2007 and through November 2, 2007, we repurchased, in 3 separate open market transactions, an additional 0.3 million shares of our common stock at a total cost of $7.8 million, representing an average price per share of $30.10. As of November 2, 2007, we had a remaining Board authorization to repurchase 1.8 million shares.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Retailer-Related Guarantees

Independent Retailer Credit Facility

We have obligated ourselves, on behalf of one of our independent retailers, with respect to a $1.5 million credit facility (the "Credit Facility") comprised of a $1.1 million revolving line of credit and a $0.4 million term loan. This obligation requires us, in the event of the retailers default under the Credit Facility, to repurchase the retailers inventory, applying such purchase price to the retailers outstanding indebtedness under the Credit Facility. Our obligation remains in effect for the life of the term loan which expires in April 2008. The maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is limited to the amount outstanding under the Credit Facility at the time of default (subject to pre-determined lending limits based on the value of the underlying inventory) and, as such, is not an estimate of future cash flows. No specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this obligation, except to the extent that we maintain the right to take title to the repurchased inventory. We anticipate that the repurchased inventory could subsequently be sold through our retail design center network.

As of September 30, 2007, the amount outstanding under the Credit Facility totaled approximately $0.9 million, substantially all of which was outstanding under the revolving credit line. Based on the underlying creditworthiness of the respective retailer, we believe this obligation will expire without requiring funding by us. However, in accordance with the provisions of FASB Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, a liability has been established to reflect our non-contingent obligation under this arrangement as a result of modifications made to the Credit Facility subsequent to January 1, 2003. As of September 30, 2007, the carrying amount of such liability is less than $50,000.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between us and that financial service provider (the "Program Agreement"). Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the "Retailer Agreement"). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. Our obligation remains in effect for the term of the Program Agreement which expires in July 2012. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to five years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of September 30, 2007, our product warranty liability totaled $1.5 million.

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

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but do not impact earnings or cash flows. At September 30, 2007, we had no floating-rate debt obligations outstanding. As of that same date, our fixed-rate debt obligations consist, primarily, of the Senior Notes. The estimated fair value of the Senior Notes as of September 30, 2007, which is based, primarily, on interest rate changes subsequent to the date on which the debt was issued, and which has been determined using quoted market prices, was $187.4 million as compared to a carrying value of $198.7 million.

Foreign currency exchange risk is primarily limited to our operation of five Ethan Allen-owned retail design centers located in Canada as substantially all purchases of imported parts and finished goods are denominated in United States dollars. As such, gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on our consolidated results of operations.

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

Item 4. Controls and Procedures

Managements Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Vice President-Finance ("VPF"), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms, and (ii) accumulated and communicated to management, including the CEO and VPF, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth in Note 9 to the Consolidated Financial Statements, which is incorporated by reference herein, there has been no material change to the matters discussed in Part I, Item 3 - Legal Proceedings in our Annual Report on Form 10-K for the year ended June 30, 2007 as filed with the Securities and Exchange Commission on August 28, 2007.

Item 1A. Risk Factors

There has been no material change to the matters discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2007 as filed with the Securities and Exchange Commission on August 28, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Certain information regarding purchases made by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended September 30, 2007 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 2007	812,500	$33.68	812,500	2,382,800
August 2007	331,500	$32.90	331,500	2,051,300
September 2007	-	-	-	2,051,300
Total	1,144,000	$33.45	1,144,000

(a)

We have been authorized by our Board of Directors to repurchase our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. In recent years, the Board of Directors has increased the then remaining share repurchase authorization as follows: from 753,600 shares to 2,000,000 shares on November 16, 2004; from 691,100 shares to 2,000,000 shares on April 26, 2005; from 393,100 shares to 2,500,000 shares on November 15, 2005; from 1,110,400 shares to 2,500,000 shares on July 25, 2006; and from 707,300 shares to 2,500,000 shares on July 24, 2007.

Subsequent to September 30, 2007 and through November 2, 2007, we repurchased, in 3 separate open market transactions, an additional 0.3 million shares of our common stock at a total cost of $7.8 million, representing an average price per share of $30.10.  As of November 2, 2007, we had a remaining Board authorization to repurchase 1.8 million shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10 (b)-7	The Ethan Allen Retirement Savings Plan, as Amended and Restated, effective January 1, 2006
10 (e)-3

Second Amended and Restated Private Label Consumer Credit Card Program Agreement, dated July 23, 2007, between Ethan Allen Global, Inc., Ethan Allen Retail, Inc., and GE Money Bank (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

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

ETHAN ALLEN INTERIORS INC.

(Registrant)

DATE:	November 5, 2007	BY:	/s/ M. Farooq Kathwari
M. Farooq Kathwari

Chairman, President and Chief Executive Officer

(Principal Executive Officer)

DATE:	November 5, 2007	BY:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Vice President, Finance and Treasurer

(Principal Financial Officer and

Principal Accounting Officer)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit

Number	Exhibit

10 (b)-7	The Ethan Allen Retirement Savings Plan, as Amended and Restated, effective January 1, 2006

10 (e)-3

Second Amended and Restated Private Label Consumer Credit Card Program Agreement, dated July 23, 2007, between Ethan Allen Global, Inc., Ethan Allen Retail, Inc., and GE Money Bank (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer