Form 10-Q
period 2007-12-31
ETHAN ALLEN INTERIORS INC
filed 2008-02-06
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 1-11692

                Ethan Allen Interiors Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1275288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ethan Allen Drive, Danbury, Connecticut (Address of principal executive offices)	06811 (Zip Code)

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

☒ Yes	[	] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer [	]	Non-accelerated filer [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[	] Yes	☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At December 31, 2007, there were 29,022,070 shares of Class A Common Stock,

par value $.01, outstanding.

TABLE OF CONTENTS

Item	Page

Part I – Financial Information

1.	Financial Statements as of December 31, 2007 (unaudited) and June 30, 2007 and for the three and six months ended December 31, 2007 and 2006 (unaudited)

Consolidated Balance Sheets	2

Consolidated Statements of Operations	3

Consolidated Statements of Cash Flows	4

Consolidated Statements of Shareholders’ Equity	5

Notes to Consolidated Financial Statements	6

2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations	23

3.	Quantitative and Qualitative Disclosures About Market Risk	34

4.	Controls and Procedures	34

Part II - Other Information

1.	Legal Proceedings	35

1A.	Risk Factors	35

2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

3.	Defaults Upon Senior Securities	35

4.	Submission of Matters to a Vote of Security Holders	35

5.	Other Information	36

6.	Exhibits	36

Signatures	37

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2007	June 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,268	$147,879
Accounts receivable, less allowance for doubtful accounts of $2,171 at December 31, 2007 and $2,042 at June 30, 2007	12,330	14,602
Inventories (note 4)	184,353	181,884
Prepaid expenses and other current assets	30,464	33,104
Deferred income taxes	4,429	4,960

Total current assets	317,844	382,429

Property, plant and equipment, net	341,019	322,185
Goodwill and other intangible assets (notes 6 and 7)	94,197	92,500
Other assets (note 8)	5,034	5,484

Total assets	$758,094	$802,598

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (note 8)	$40	$40
Customer deposits	44,881	52,072
Accounts payable	23,886	26,650
Accrued compensation and benefits	35,709	35,243
Accrued expenses and other current liabilities (note 5)	25,816	33,434

Total current liabilities	130,332	147,439

Long-term debt (note 8)	202,928	202,868
Other long-term liabilities (note 3)	20,542	12,003
Deferred income taxes	28,960	30,646

Total liabilities	382,762	392,956

Shareholders’ equity:
Class A common stock, par value $.01, 150,000,000 shares authorized; 48,250,640 shares issued at December 31, 2007 and 47,454,450 shares issued at June 30, 2007	482	474
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at December 31, 2007 and June 30, 2007	-	-
Preferred stock, par value $.01, 1,055,000 shares authorized; no shares issued and outstanding at December 31, 2007 and June 30, 2007	-	-
Additional paid-in capital	353,901	330,268

	354,383	330,742
Less: Treasury stock (at cost), 19,228,570 shares at December 31, 2007 and 16,644,582 shares at June 30, 2007	(580,397)	(496,005)

Retained earnings	599,381	573,535
Accumulated other comprehensive income (notes 8 and 12)	1,965	1,370

Total shareholders’ equity	375,332	409,642

Total liabilities and shareholders’ equity	$758,094	$802,598

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Net sales	$259,510	$257,419	$508,237	$500,242
Cost of sales	120,057	123,669	235,327	240,163

Gross profit	139,453	133,750	272,910	260,079

Operating expenses:
Selling	57,600	54,175	115,178	109,213
General and administrative	48,356	43,360	96,438	86,485
Restructuring and impairment charge (credit), net (note 5)	-	(314)	-	13,622

Total operating expenses	105,956	97,221	211,616	209,320

Operating income	33,497	36,529	61,294	50,759

Interest and other miscellaneous income, net	2,181	2,575	5,103	4,807
Interest and other related financing costs (note 8)	2,944	2,915	5,879	5,853

Income before income taxes	32,734	36,189	60,518	49,713

Income tax expense	12,112	13,397	22,392	18,469

Net income	$20,622	$22,792	$38,126	$31,244

Per share data (note 11):
Basic earnings per common share:

Net income per basic share	$0.70	$0.72	$1.28	$0.98

Basic weighted average common shares	29,391	31,737	29,738	31,776

Diluted earnings per common share:

Net income per diluted share	$0.70	$0.70	$1.27	$0.96

Diluted weighted average common shares	29,542	32,503	30,003	32,567

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2007	2006
Operating activities:
Net income	$38,126	$31,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,086	11,423
Compensation expense related to share-based awards	505	427
Provision (benefit) for deferred income taxes	(1,155)	(1,849)
Excess tax benefits from share-based payment arrangements	(2,085)	(1,661)
Restructuring and impairment charge, net	-	9,619
(Gain) loss on disposal of property, plant and equipment	(633)	407
Other	113	483
Change in assets and liabilities, net of the effects of acquired businesses:
Accounts receivable	1,865	6,366
Inventories	469	13,796
Prepaid expenses and other current assets	976	(4,341)
Other assets	275	267
Customer deposits	(8,324)	(8,181)
Accounts payable	672	(4,145)
Accrued expenses and other current liabilities	(4,019)	2,362
Other long-term liabilities	8,539	32

Net cash provided by operating activities	47,410	56,249

Investing activities:
Proceeds from the disposal of property, plant and equipment	5,198	61
Capital expenditures	(30,313)	(34,947)
Acquisitions	(6,747)	(9,569)
Other	12	78

Net cash used in investing activities	(31,850)	(44,377)

Financing activities:
Payments on long-term debt	(20)	(19)
Proceeds from issuance of common stock	414	126
Excess tax benefits from share-based payment arrangements	2,085	1,661
Payment of deferred financing costs	-	(107)
Payment of cash dividends	(12,759)	(12,159)
Purchases and other retirements of company stock	(67,191)	(19,536)

Net cash used in financing activities	(77,471)	(30,034)

Effect of exchange rate changes on cash	300	(75)

Net decrease in cash and cash equivalents	(61,611)	(18,237)
Cash and cash equivalents - beginning of period	147,879	173,801

Cash and cash equivalents - end of period	$86,268	$155,564

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Six Months Ended December 31, 2007

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at June 30, 2007	$474	$330,268	$(496,005)	$1,370	$573,535	$409,642

Issuance of 796,190 shares of common stock upon exercise of share-based awards	8	21,043	-	-	-	21,051

Compensation expense associated with share-based awards (note 10)	-	505	-	-	-	505

Tax benefit associated with exercise of share-based awards	-	2,085	-	-	-	2,085

Purchase/retirement of 2,583,988 shares of common stock	-	-	(84,392)	-	-	(84,392)

FIN 48 transition adjustment (note 3)	-	-	-	-	683	683

Dividends declared on common stock	-	-	-	-	(12,963)	(12,963)

Other comprehensive income (notes 8 and 12):
Currency translation adjustments	-	-	-	571	-	571
Reclass of loss on cash-flow hedge, net-of-tax	-	-	-	24	-	24
Net income	-	-	-	-	38,126	38,126
Total comprehensive income	-	-	-	-	-	38,721

Balance at December 31, 2007	$482	$353,901	$(580,397)	$1,965	$599,381	$375,332

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and six months ended December 31, 2007 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2007.

Certain prior year amounts have been reclassified in order for them to conform to the current year’s presentation. These changes were made for disclosure purposes only and did not have any impact on previously reported results of operations or shareholders’ equity.

(3)	Income Taxes -- Adoption of FIN 48

Effective July 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which provides a comprehensive model for the recognition, measurement, presentation, and disclosure in a company’s financial statements of uncertain tax positions taken, or expected to be taken, on a tax return. Under FIN 48, if an income tax position exceeds a more likely than not (i.e. greater than 50%) probability of success upon tax audit, based solely on the technical merits of the position, the company is to recognize an income tax benefit in its financial statements. The tax benefits recognized are to be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit is to be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold for purposes of applying FIN 48. Therefore, if it can be established that the only uncertainty is when an item is taken on a tax return, such positions have satisfied the recognition step for purposes of FIN 48 and uncertainty related to timing should be assessed as part of measurement.

FIN 48 requires that a liability associated with an unrecognized tax benefit be classified as a long-term liability except for the amount for which a cash payment is expected to be made within one year. Further, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with the respective jurisdictional tax laws.

The adoption of FIN 48 resulted in a non-cash transition (cumulative effect of a change in accounting principle) adjustment of $0.7 million, which was recorded as an increase to beginning retained earnings. The transition adjustment is a result, primarily, of tax positions associated with state income tax exposures where the original tax benefit related to periods dating back to 1998. Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

As of July 1, 2007, upon adoption of FIN 48, we had unrecognized income tax benefits totaling $4.8 million and related accrued interest and penalties of $1.4 million (after related tax benefits), all of which was reclassified from current to long-term liabilities upon adoption. If recognized, essentially all of the unrecognized tax benefits and related interest and penalties would be recorded as a benefit to income tax expense.

Since adopting FIN 48, our unrecognized tax benefits have decreased by $0.7 million and related interest and penalties have increased by $0.3 million. These changes resulted from a settlement reached during the quarter ended December 31, 2007 with New York State for tax years 1998 through 2003 that reduced the unrecognized tax benefits and related interest by $1.5 million and was partially offset by additional unrecognized tax benefits of $0.5 million in state exposures for our 2007 tax year. We do not currently anticipate significant changes in such amounts over the next twelve months.

As of December 31, 2007 we remained subject to examination in the following major tax jurisdictions for the tax years indicated below:

Major Tax Jurisdictions	Open Audit Years
North America – United States:
New York	2004 through 2007
New Jersey	2001 through 2007
Massachusetts	2001 through 2007
North Carolina	2001 through 2007

(4)	Inventories

Inventories at December 31, 2007 and June 30, 2007 are summarized as follows (in thousands):

	December 31, 2007	June 30, 2007
Finished goods	$149,920	$150,994
Work in process	7,554	6,172
Raw materials	26,879	24,718

	$184,353	$181,884

Inventories are presented net of a related valuation allowance of $2.8 million at December 31, 2007 and $2.9 million at June 30, 2007.

(5)	Plant Consolidations

In recent years, we have developed, announced and executed plans to consolidate our manufacturing operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage.

On September 6, 2006, we announced a plan to close our Spruce Pine, North Carolina case goods manufacturing facility and convert our Atoka, Oklahoma upholstery manufacturing facility into a regional distribution center. In connection with this initiative, we permanently ceased production at both locations, allocating production among our remaining domestic manufacturing locations and selected offshore suppliers. The decision impacted approximately 465 employees with the reduction in headcount occurring during the second and third quarters of fiscal 2007. We recorded a pre-tax restructuring and impairment charge of $14.1 million during the quarter ended September 30, 2006, of which $4.0 million was related to employee severance and benefits and other plant exit

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

costs, and $10.1 million, which was non-cash in nature, was related to fixed asset impairment charges, primarily for real property and machinery and equipment, stemming from the decision to cease production activities. During the three months ended March 31, 2007 and December 31, 2006, adjustments totaling $0.2 million and $0.3 million, respectively, were recorded to reverse remaining previously established accruals which were no longer deemed necessary. There were no restructuring and impairment charges associated with plant consolidations recorded during the six months ended December 31, 2007.

As of December 31, 2007, all restructuring related obligations for severance and employee benefits have been satisfied and any remaining accrual balances which were deemed unnecessary have been reversed. No restructuring reserves remain in the Consolidated Balance Sheets as accrued expenses within current liabilities.

(6)	Business Acquisitions

In October 2007, we acquired, in a single transaction, two Ethan Allen retail design centers from an independent retailer for consideration of approximately $2.1 million of cash and forgiveness of receivables, assumed customer deposits of $1.1 million and other liabilities of $0.1 million. As a result of this acquisition, we recorded additional inventory of $1.9 million, other assets of  0.4 million, and goodwill of $1.0 million.

In October of 2007, Ethan Allen Operations, Inc., a wholly-owned subsidiary of Global, acquired a cut and sew upholstery facility from Americraft Leather for total consideration of approximately $4.4 million. The facility, which contains 40,000 square feet of manufacturing space and employs 165 people, is located in Silao, in the state of Guanajuato, Mexico. As a result of this acquisition, our initial purchase price allocation resulted in additional property, plant and equipment of $2.7 million, inventory of $1.1 million, and goodwill of $0.6 million.

The Consolidated Statements of Cash Flows for the six months ended December 31, 2007 reflect $0.6 million of consideration paid during the period in connection with the acquisition of a retail design center with an effective (closing) date of June 30, 2007 and for which funding did not occur until July 2, 2007.

During November and December 2006, we acquired, in three separate transactions, five Ethan Allen retail interior design centers (“IDCs”) from three independent retailers for consideration of approximately $3.9 million of cash and forgiveness of receivables. As a result of these acquisitions, we recorded additional inventory and other assets of $2.7 million and $0.8 million, respectively, and assumed customer deposits and other liabilities of $1.3 million and $0.3 million, respectively. Goodwill associated with these acquisitions totaled $2.0 million.

In September 2006, we acquired, in a single transaction, two Ethan Allen retail design centers from an independent retailer for consideration of approximately $6.3 million of cash and forgiveness of receivables. As a result of this acquisition, we recorded additional inventory and other assets (primarily real estate) of $0.9 million and $5.5 million, respectively, and assumed customer deposits and other liabilities of $0.4 million and $0.1 million, respectively. Goodwill associated with this acquisition totaled $0.4 million.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

A summary of our allocation of purchase price associated with acquisitions occurring during the three and six months ended December 31, 2007 and 2006 is provided below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Nature of acquisition	2 IDCs	5 IDCs	2 IDCs	7 IDCs
	1 Plant		1 Plant
Consideration	$6,520	$3,857	$6,520	$10,274
Fair value of assets acquired and liabilities assumed:
Inventory	2,953	2,720	2,953	3,750
PP&E and other assets	3,099	785	3,099	6,206
Customer deposits	(1,112)	(1,324)	(1,112)	(1,687)
A/P and other liabilities	(100)	(335)	(100)	(349)
Goodwill	$1,680	$2,011	$1,680	$2,354

(7)	Goodwill and Other Intangible Assets

As of December 31, 2007, we had goodwill, including product technology, of $74.5 million and other indefinite-lived intangible assets of $19.7 million. Comparable balances as of June 30, 2007 were $72.8 million and $19.7 million, respectively.

Goodwill in the retail and wholesale segments was $46.3 million and $28.2 million, respectively, at December 31, 2007 and $45.3 million and $27.5 million, respectively, at June 30, 2007. The wholesale segment, at both dates, includes additional indefinite-lived intangible assets of $19.7 million which represent Ethan Allen trade names.

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

(8) Borrowings

Total debt obligations at December 31, 2007 and June 30, 2007 consist of the following (in thousands)

	December 31, 2007	June 30, 2007
5.375% Senior Notes due 2015	$198,757	$198,677
Industrial revenue bonds	3,855	3,855
Other debt	356	376

Total debt	202,968	202,908
Less: current maturities	40	40

Total long-term debt	$202,928	$202,868

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Proceeds received in connection with the issuance of the Senior Notes, net of a related discount of $1.6 million, totaled $198.4 million. We intend to use the net proceeds from the offering to expand our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes. As of December 31, 2007, outstanding borrowings related to this transaction have been included in the Consolidated Balance Sheets within long-term debt. The discount on the Senior Notes is being amortized to interest expense over the life of the related debt.

In connection with the offering, debt issuance costs totaling $2.0 million were incurred related, primarily, to banking, legal, accounting, rating agency, and printing services. As of December 31, 2007, these costs have been included in the Consolidated Balance Sheets as deferred financing costs within other assets and are being amortized to interest expense over the life of the Senior Notes.

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

Upon issuance of the Senior Notes and settlement of the related forward contracts, losses totaling $0.9 million were incurred representing the change in the fair value of the forward contracts since their respective trade dates. In accordance with SFAS No. 133, as amended, it was determined that a portion of the related losses was the result of hedge ineffectiveness and, as such, $0.1 million of the losses was included, within interest and other related financing costs, in the Consolidated Statement of Operations for the fiscal year ended June 30, 2006. The balance of the losses has been included (on a net-of-tax basis) in the Consolidated Balance Sheets within accumulated other comprehensive income and is being amortized to interest expense over the life of the Senior Notes. The remaining unamortized balance of these forward contract losses totaled $0.6 million ($0.4 million, net-of-tax) at both December 31, 2007 and June 30, 2007.

(9)	Litigation

Environmental Matters

We and our subsidiaries are subject to various environmental laws and regulations. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials.

As of December 31, 2007, we and/or our subsidiaries have been named as a potentially responsible party ("PRP") with respect to the remediation of three active sites currently listed, or proposed for inclusion, on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The sites are located in Southington, Connecticut; High Point, North Carolina; and Atlanta, Georgia.

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

As of December 31, 2007, we believe that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.

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

(10)	Share-Based Compensation

On October 10, 2007, the Company’s Board of Directors and M. Farooq Kathwari, our President and Chief Executive Officer, agreed to the terms of a new employment agreement expiring on June 30, 2012 (the "Agreement"). Pursuant to the terms of the Agreement, Mr. Kathwari was awarded, on October 10, 2007, options to purchase 150,000 shares of our common stock. These options were issued at an exercise price of $34.03 (the closing price of a share of our common stock on the New York Stock Exchange as of such date), and vest ratably over a 3-year period. The Agreement provides for additional grants of 90,000 and 60,000 shares on July 1, 2008 and July 1, 2009, respectively, with exercise prices equal to the closing price of a share of our common stock on the New York Stock Exchange as of such dates. The 2008 grant will vest ratably over a 2-year period and the 2009 grant will vest ratably over a 1-year period. All options awarded under the Agreement have a contractual term of 10 years.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

In connection with the Agreement, Mr. Kathwari received an award of 20,000 restricted shares with vesting based on continuing service and the performance of the Company’s stock price during the 32 month period subsequent to the award date as compared to the Standard and Poor’s 500 index. Mr. Kathwari will also receive, as per the Agreement, additional restricted share grants of 20,000 shares on each of July 1, 2008 and July 1, 2009. Each of these awards will also vest based on continuing service and the Company’s stock performance as compared to the Standard and Poor’s 500 index for the 3-year period subsequent to the relevant award dates.

Also in connection with the Agreement, Mr. Kathwari received an award of 15,000 restricted shares. These shares are service-based with 3,000 shares vesting on June 30 for each of the years 2008 through 2012.

(11)	Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Weighted average common shares
outstanding for basic calculation	29,391	31,737	29,738	31,776

Effect of dilutive stock options and other share-based awards	151	766	265	791

Weighted average common shares outstanding, adjusted for diluted calculation	29,542	32,503	30,003	32,567

As of December 31, 2007 and 2006, stock options to purchase 1,638,060 and 345,256 common shares, respectively, had exercise prices which exceeded the average market price of our common stock for the corresponding periods. These options have been excluded from the respective diluted earnings per share calculation as their impact is anti-dilutive.

(12)	Comprehensive Income

Total comprehensive income represents the sum of net income and items of "other comprehensive income or loss" that are reported directly in equity. Such items, which are generally presented on a net-of-tax basis, may include foreign currency translation adjustments, prior service costs and actuarial gains and losses, fair value adjustments (i.e. gains and losses) on certain derivative instruments, and unrealized gains and losses on certain investments in debt and equity securities. We have reported our total comprehensive income in the Consolidated Statements of Shareholders’ Equity.

Our accumulated other comprehensive income, which is comprised of losses on certain derivative instruments and accumulated foreign currency translation adjustments, totaled $2.0 million at December 31, 2007 and $1.4 million at June 30, 2007. Losses on derivative instruments are the result of cash-flow hedging contracts entered into in connection with the issuance of the Senior Notes (see Note 8). Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operation of five Ethan Allen-owned retail design centers located in Canada and our cut and sew plant located in Mexico. Foreign currency translation

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

(13)	Segment Information

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

A breakdown of wholesale sales by these product lines for the three and six months ended December 31, 2007 and 2006 is provided below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Case Goods	43%	45%	45%	45%
Upholstered Products	40	39	39	39
Home Accessories and Other	17	16	16	16

	100%	100%	100%	100%

Revenue information by product line is not as easily determined within the retail segment. However, because wholesale production and sales are matched, for the most part, to incoming orders, we believe that the allocation of retail sales by product line would be similar to that of the wholesale segment.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Segment information for the three months ended December 31, 2007 and 2006 is set forth below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net Sales:
Wholesale segment	$155,930	$165,661	$312,253	$321,302
Retail segment	192,579	177,410	375,333	343,380
Elimination of inter-company sales	(88,999)	(85,652)	(179,349)	(164,440)

Consolidated Total	$259,510	$257,419	$508,237	$500,242

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Operating Income:

Wholesale segment (1)	$26,376	$30,137	$53,156	$41,561
Retail segment	6,351	5,791	7,250	8,634
Elimination of inter-company profit (2)	770	601	888	564

Consolidated Total	$33,497	$36,529	$61,294	$50,759

Capital Expenditures:
Wholesale segment	$2,316	$2,165	$4,360	$4,923
Retail segment	15,452	17,130	25,953	30,024
Acquisitions (3) (4)	6,042	3,360	6,138	9,569

Consolidated Total	$23,810	$22,655	$36,451	$44,516

	December 31, 2007	June 30, 2007
Total Assets:
Wholesale segment	$366,015	$416,237
Retail segment	430,129	425,382
Inventory profit elimination (5)	(38,050)	(39,021)

Consolidated Total	$758,094	$802,598

(1)	Operating income for the wholesale segment for the six months ended December 31, 2006 includes a pre-tax restructuring and impairment charge, net of $13.6 million.
(2)

Represents the change in the inventory profit elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned design center inventory existing at the end of the period. See note 5 below.

(3)

Amount reflected as acquisitions for 2007 excludes the purchase (for consideration totaling $0.6 million) of a retail design center with an effective (closing) date of June 30, 2007 and for which funding did not occur until July 2, 2007.

(4)

Amount reflected as acquisitions for the three and six months ended December 31, 2007 includes the purchase of 2 retail design centers and the purchase of a cut and sew plant in Mexico. The amount reflected as acquisitions for the three months ended December 31, 2006 includes the purchase of 5 retail design centers. The amount reflected as acquisitions for the six months ended December 31, 2006 includes the purchase of 7 retail design centers.

(5)	Represents the embedded wholesale profit contained in Ethan Allen-owned design center inventory that has not yet been realized. These profits are realized when the related inventory is sold.

There are 40 independent retail design centers located outside the United States. Approximately 2% of our net sales are derived from sales to these retail design centers.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14)	Subsequent Events

Restructuring, impairment and other related charges

On January 10, 2008, we announced a plan to consolidate the operations of certain retail design centers and service centers. For the most part, business currently serviced by these locations will be transferred to other locations serving the same general market areas. All customer orders will continue to be serviced in the ordinary course of business. About half of the full and part-time positions affected by this decision are expected to transfer into nearby operations.

Stock Repurchases and Remaining Authorization

Subsequent to December 31, 2007 and through the date of this filing we repurchased, in five separate open market transactions, an additional 0.2 million shares of our common stock at a total cost of $5.3 million, representing an average price per share of $24.10. As of the date of this filing, we had a remaining Board authorization to repurchase 1.7 million shares.

(15)	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008 (July 1, 2009 for the Company). As such, we are currently in the process of evaluating the impact of this authoritative guidance on our consolidated financial statements.

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

(16)	Financial Information About the Parent, the Issuer and the Guarantors

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

The following tables set forth the condensed consolidating balance sheets as of December 31, 2007 and June 30, 2007, the condensed consolidating statements of operations for the three and six months ended December 31, 2007 and 2006, and the condensed consolidating statements of cash flows for the six months ended December 31, 2007 and 2006 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Condensed Consolidating Balance Sheet

(in thousands)

December 31, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$83,251	$3,017	$-	$-	$86,268
Accounts receivable, net	-	11,306	1,024	-	-	12,330
Inventories	-	-	222,403	-	(38,050)	184,353
Prepaid expenses and other current assets	-	18,045	16,848	-	-	34,893
Intercompany	-	697,193	196,275	-	(893,468)	-

Total current assets	-	809,795	439,567	-	(931,518)	317,844

Property, plant and equipment, net	-	12,526	328,493	-	-	341,019
Goodwill and other intangible assets	-	37,905	56,292	-	-	94,197
Other assets	-	3,885	1,149	-	-	5,034
Investment in affiliated companies	641,934	140,228	-	-	(782,162)	-

Total assets	$641,934	$1,004,339	$825,501	$-	$(1,713,680)	$758,094

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$-	$-	$40	$-	$-	$40
Customer deposits	-	-	44,881	-	-	44,881
Accounts payable	-	3,453	20,433	-	-	23,886
Accrued expenses and other current liabilities	6,527	42,253	12,745	-	-	61,525
Intercompany	262,040	43,443	587,933	52	(893,468)	-

Total current liabilities	268,567	89,149	666,032	52	(893,468)	130,332

Long-term debt	-	198,757	4,171	-	-	202,928
Other long-term liabilities	-	7,862	12,680	-	-	20,542
Deferred income taxes	-	28,960	-	-	-	28,960

Total liabilities	268,567	324,728	682,883	52	(893,468)	382,762

Shareholders’ equity	373,367	679,611	142,618	(52)	(820,212)	375,332

Total liabilities and shareholders’ equity	$641,934	$1,004,339	$825,501	$-	$(1,713,680)	$758,094

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(in thousands)

Three Months Ended December 31, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$156,233	$265,672	$-	$(162,395)	$259,510
Cost of sales	-	109,789	173,560	-	(163,292)	120,057

Gross profit	-	46,444	92,112	-	897	139,453

Selling, general and administrative expenses	42	12,261	93,640	13	-	105,956
Restructuring and impairment charge, net	-	-	-	-	-	-

Total operating expenses	42	12,261	93,640	13	-	105,956

Operating income (loss)	(42)	34,183	(1,528)	(13)	897	33,497

Interest and other miscellaneous income, net	20,664	(306)	201	-	(18,378)	2,181
Interest and other related financing costs	-	2,867	77	-	-	2,944

Income before income tax expense	20,622	31,010	(1,404)	(13)	(17,481)	32,734
Income tax expense	-	11,223	889	-	-	12,112

Net income (loss)	$20,622	$19,787	$(2,293)	$(13)	$(17,481)	$20,622

Three Months Ended December 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$165,635	$251,626	$-	$(159,842)	$257,419
Cost of sales	-	116,988	167,411	9	(160,739)	123,669

Gross profit	-	48,647	84,215	(9)	897	133,750

Selling, general and administrative expenses	42	9,478	88,008	7	-	97,535
Restructuring and impairment credit	-	-	(314)	-	-	(314)

Total operating expenses	42	9,478	87,694	7	-	97,221

Operating income (loss)	(42)	39,169	(3,479)	(16)	897	36,529

Interest and other miscellaneous income, net	22,834	(2,233)	32	11	(18,069)	2,575
Interest and other related financing costs	-	2,838	77	-	-	2,915

Income before income tax expense	22,792	34,098	(3,524)	(5)	(17,172)	36,189
Income tax expense	-	12,129	1,268	-	-	13,397

Net income (loss)	$22,792	$21,969	$(4,792)	$(5)	$(17,172)	$22,792

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(in thousands)

Six Months Ended December 31, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$312,780	$516,636	$-	$(321,179)	$508,237
Cost of sales	-	220,322	337,201	-	(322,196)	235,327

Gross profit	-	92,458	179,435	-	1,017	272,910

Selling, general and administrative expenses	83	23,265	188,255	13	-	211,616
Restructuring and impairment charge, net	-	-	-	-	-	-

Total operating expenses	83	23,265	188,255	13	-	211,616

Operating income (loss)	(83)	69,193	(8,820)	(13)	1,017	61,294

Interest and other miscellaneous income, net	38,209	(4,762)	615	-	(28,959)	5,103
Interest and other related financing costs	-	5,726	153	-	-	5,879

Income before income tax expense	38,126	58,705	(8,358)	(13)	(27,942)	60,518
Income tax expense	-	21,467	925	-	-	22,392

Net income (loss)	$38,126	$37,238	$(9,283)	$(13)	$(27,942)	$38,126

Six Months Ended December 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$320,562	$490,790	$-	$(311,110)	$500,242
Cost of sales	-	225,876	326,209	14	(311,936)	240,163

Gross profit	-	94,686	164,581	(14)	826	260,079

Selling, general and administrative expenses	83	20,946	174,659	10	-	195,698
Restructuring and impairment charge, net	-	-	13,622	-	-	13,622

Total operating expenses	83	20,946	188,281	10	-	209,320

Operating income (loss)	(83)	73,740	(23,700)	(24)	826	50,759

Interest and other miscellaneous income, net	31,327	(20,555)	(140)	23	(5,848)	4,807
Interest and other related financing costs	-	5,700	153	-	-	5,853

Income before income tax expense	31,244	47,485	(23,993)	(1)	(5,022)	49,713
Income tax expense	-	16,914	1,555	-	-	18,469

Net income (loss)	$31,244	$30,571	$(25,548)	$(1)	$(5,022)	$31,244

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(in thousands)

Six Months Ended December 31, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$79,536	$(57,995)	$25,869	$-	$-	$47,410

Cash flows from investing activities:
Capital expenditures	-	(3,104)	(27,209)	-	-	(30,313)
Acquisitions	-	-	(6,747)	-	-	(6,747)
Proceeds from the disposal of property, plant
and equipment	-	-	5,198	-	-	5,198
Other	-	12	-	-	-	12

Net cash used in investing activities	-	(3,092)	(28,758)	-	-	(31,850)

Cash flows from financing activities:
Payments on long-term debt	-	-	(20)	-	-	(20)
Purchases and other retirements of company stock	(67,191)	-	-	-	-	(67,191)
Proceeds from issuance of common stock	414	-	-	-	-	414
Excess tax benefits from share-based payment
arrangements	-	2,085	-	-	-	2,085
Dividends paid	(12,759)	-	-	-	-	(12,759)

Net cash provided by (used in) financing activities	(79,536)	2,085	(20)	-	-	(77,471)
Effect of exchange rate changes on cash	-	-	300	-	-	300

Net decrease in cash and cash equivalents	-	(59,002)	(2,609)	-	-	(61,611)
Cash and cash equivalents - beginning of period	-	142,253	5,626	-	-	147,879

Cash and cash equivalents - end of period	$-	$83,251	$3,017	$-	$-	$86,268

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(in thousands)

Six Months Ended December 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$31,569	$(22,336)	$47,016	$-	$-	$56,249

Cash flows from investing activities:
Capital expenditures	-	(1,139)	(33,808)	-	-	(34,947)
Acquisitions	-	-	(9,569)	-	-	(9,569)
Proceeds from the disposal of property, plant and equipment	-	-	61	-	-	61
Other	-	78	-	-	-	78

Net cash used in investing activities	-	(1,061)	(43,316)	-	-	(44,377)

Cash flows from financing activities:
Payments on long-term debt	-	-	(19)	-	-	(19)
Payment of deferred financing costs	-	(107)	-	-	-	(107)
Purchases and other retirements of company stock	(19,536)	-	-	-	-	(19,536)
Proceeds from issuance of common stock	126	-	-	-	-	126
Excess tax benefits from share-based payment arrangements	-	1,661	-	-	-	1,661
Dividends paid	(12,159)	-	-	-	-	(12,159)

Net cash provided by (used in) financing activities	(31,569)	1,554	(19)	-	-	(30,034)
Effect of exchange rate changes on cash	-	-	(75)	-	-	(75)

Net increase (decrease) in cash and cash equivalents	-	(21,843)	3,606	-	-	(18,237)
Cash and cash equivalents - beginning of period	-	172,246	1,555	-	-	173,801

Cash and cash equivalents - end of period	$-	$150,403	$5,161	$-	$-	$155,564

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

Critical Accounting Policies

There have been no material changes with respect to the Company’s critical accounting policies from those disclosed in its 2007 Annual Report on Form 10-K filed with the SEC on August 28, 2007.

Results of Operations

Our revenues are comprised of (i) wholesale sales to independently-owned and Company-owned retail design centers and (ii) retail sales of Company-owned design centers. See Note 13 to our Consolidated Financial Statements for the three and six months ended December 31, 2007 and 2006.

The components of consolidated revenue and operating income were as follows (in millions):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenue:
Wholesale segment	$155.9	$165.7	$312.3	$321.3
Retail segment	192.6	177.4	375.3	343.4
Elimination of inter-company sales	(89.0)	(85.7)	(179.4)	(164.5)

Consolidated Revenue	$259.5	$257.4	$508.2	$500.2

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Operating Income:
Wholesale segment (1)	$26.4	$30.1	$53.2	$41.6
Retail segment	6.3	5.8	7.2	8.6
Adjustment of inter-company profit (2)	0.8	0.6	0.9	0.6

Consolidated Operating Income	$33.5	$36.5	$61.3	$50.8

(1)	Operating income for the wholesale segment for the six months ended December 31, 2006 includes a pre-tax restructuring and impairment charge, net of $13.6 million.
(2)

Represents the change in the inventory profit elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned design center inventory existing at the end of the period.

Quarter Ended December 31, 2007 Compared to Quarter Ended December 31, 2006

Consolidated revenue for the three months ended December 31, 2007 increased by $2.1 million, or 0.8%, to $259.5 million, from $257.4 million for the three months ended December 31, 2006. Net sales for the period largely reflect the delivery of product associated with booked orders and backlog existing as of the end of the preceding quarter. During the quarter, sales were positively impacted by (i) our continued efforts to reposition the retail network, and (ii) new product introductions. These factors were partially offset by a weak retail environment for home furnishings likely attributable, to some degree, to continued economic concerns, particularly as it relates to the sub-prime mortgage crisis.

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

Wholesale revenue for the second quarter of fiscal 2008 decreased by $9.8 million, or 5.9%, to $155.9 million from $165.7 million in the prior year comparable period. The quarter-over-quarter decrease was primarily attributable to a decline in the incoming order rate as a result of the softer retail environment for home furnishings noted during the period.

Retail revenue from Ethan Allen-owned design centers for the three months ended December 31, 2007 increased by $15.2 million, or 8.6%, to $192.6 million from $177.4 million for the three months ended December 31, 2006.The increase in retail sales by Ethan Allen-owned design centers was attributable to an increase in sales generated by newly opened (including relocated) or acquired design centers of $20.1 million. These favorable variances were partially offset by (i) reduced revenue from sold and closed design centers, which generated $3.9 million fewer sales in the second quarter of fiscal 2008 as compared to the same period in fiscal 2007, and (ii) a decrease in comparable design center delivered sales of $1.0 million, or 0.6%. The number of Ethan Allen-owned design centers increased to 160 as of December 31, 2007 as compared to 149 as of December 31, 2006. During that twelve month period, we acquired 7 design centers from independent retailers and opened 12 design centers (5 of which were relocations), and closed 3 design centers.

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

Quarter-over-quarter, written business of Ethan Allen-owned design centers increased 1.6% while comparable design centers written business decreased 7.0%. Over that same period, wholesale orders decreased 1.2%. Retail written business likely reflects (i) our continued efforts to reposition the retail network, (ii) recent product introductions, and (iii)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

our continued use of national television as an advertising medium. These factors have likely been offset, to some degree, by the softer retail environment for home furnishings noted throughout the period. Wholesale written business reflects the impact of the aforementioned factors.

Gross profit increased during the quarter to $139.5 million from $133.8 million in the prior year comparable quarter. The $5.7 million, or 4.3%, increase in gross profit was primarily attributable to a shift in sales mix with retail sales representing a higher proportionate share of total sales in the current quarter (74%) compared to the prior year period (69%), and (ii) improved performance within our remaining product sourcing operations, including a reduction in overhead as a result of past plant closures and price stabilization with regard to the selected raw materials. These favorable factors were partially offset by (i) an overall decrease in shipments within the wholesale segment, and (ii) a shift in product mix within the upholstery division. Consolidated gross margin increased to 53.7% for the second quarter of fiscal 2008 from 52.0% in the prior year quarter as a result, primarily, of the factors set forth above.

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the three months ended December 31, 2007 and 2006:

Operating expenses increased $8.7 million, or 9.0%, to $105.9 million, or 40.8% of sales, in the current quarter from $97.2 million, or 37.8% of sales, in the prior year quarter. The increase was primarily attributable to increased costs associated with occupying and operating eleven additional design centers since last year at this time plus sales volume related costs on higher sales within retail. These include our continued efforts to reposition the retail network which, during the period, resulted in higher costs associated with occupancy, designer compensation, managerial salaries and benefits, and delivery and warehousing. These increases were partially offset by decreased costs associated with our distribution operations.

Consolidated operating income for the three month period ended December 31, 2007 totaled $33.5 million, or 12.9% of sales, as compared to $36.5 million, or 14.2% of sales, for the three months ended December 31, 2006.This represents a decrease of $3.0 million which was attributable to an increase in period-over-period operating expenses, partially offset by an increase in gross profit, both of which were discussed previously.

Wholesale operating income for the three months ended December 31, 2007 totaled $26.4 million, or 16.9% of sales, as compared to $30.1 million, or 18.2% of sales, in the prior year comparable quarter. The decrease of $3.7 million was primarily attributable to (i)a decrease in sales volume, and (ii) a shift in product mix within the upholstery division. These unfavorable factors were partially offset by (i) improved performance within our remaining product sourcing operations, including a reduction in overhead as a result of past plant closures and price stabilization with regard to the selected raw materials, and (ii) lower distribution costs.

Retail operating income increased $0.6 million to $6.4 million, or 3.3% of sales, for the second quarter of fiscal 2008 from $5.8 million, or 3.3% of sales, for the second quarter of fiscal 2007. The increase in retail operating income generated by Ethan Allen-owned design centers was primarily attributable to higher sales volume generated by newly-opened (including relocations) and acquired design centers. These favorable variances were partially offset by (i) higher operating expenses as a result of our continued efforts to reposition the retail network including costs for newly opened (including relocated) and acquired design centers, and (ii) increased costs driven by higher sales volume including commissions and warehousing costs.

Interest and other miscellaneous income, net decreased $0.4 million from the prior year comparable quarter. The decrease was due, primarily to a decrease in investment income resulting from lower cash and short-term investment balances maintained during the current period and lower rates of interest, partially offset by gains recorded in connection with the sale of selected real estate assets.

Interest and other related financing costs amounted to $2.9 million in both the current and prior year periods. This amount consists, primarily, of interest expense incurred in connection with our issuance of senior unsecured debt in September 2005.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Income tax expense for the three months ended December 31, 2007 totaled $12.1 million as compared to $13.4 million for the three months ended December 31, 2006. Our effective tax rate for the current and prior year quarters was 37.0%. Factors affecting the effective tax rate include the benefits derived from the manufacturers’ deduction provided for under The Jobs Creation Act of 2004 and certain tax planning initiatives. Offsetting these items were the adverse effects of recently-enacted changes within certain state tax legislation, increased state income tax liability arising in connection with the operation of a greater number of Company-owned design centers, and increased foreign income tax liability associated with our five retail design centers operating in Canada and our manufacturing operation in Mexico.

For the three months ended December 31, 2007, we recorded net income of $20.6 million as compared to $22.8 million in the prior year comparable period. Net income per diluted share totaled $0.70 in both the current and prior year quarters.

Six Months Ended December 31, 2007 Compared to six Months Ended December 31, 2006

Consolidated revenue for the six months ended December 31, 2007 increased by $8.0 million, or 1.6%, to $508.2 million, from $500.2 million for the six months ended December 31, 2006. Net sales for the period largely reflect the delivery of product associated with booked orders and backlog existing as of the beginning of the period. During the six month period, sales were positively impacted by (i) our continued efforts to reposition the retail network, and (ii) new product introductions. These factors were partially offset by a weak retail environment for home furnishings likely attributable, to some degree, to continued economic concerns, particularly as it relates to the sub-prime mortgage crisis.

Wholesale revenue for the first six months of fiscal 2008 decreased by $9.0 million, or 2.8%, to $312.3 million from $321.3 million in the prior year comparable period. The decrease was primarily attributable a decline in the incoming order rate as a result of the softer retail environment for home furnishings noted during the period.

Retail revenue from Ethan Allen-owned design centers for the six months ended December 31, 2007 increased by $31.9 million, or 9.3%, to $375.3 million from $343.4 million for the six months ended December 31, 2006.This increase was attributable to an increase in sales generated by newly opened (including relocated) or acquired design centers of $38.5 million. This favorable variance was partially offset by (i) reduced revenue from sold and closed design centers, which generated $6.0 million fewer sales in the first six months of fiscal 2008 as compared to the same period in fiscal 2007, and (ii) a decrease in comparable design center delivered sales of $0.6 million, or 0.2%.

During the first six months of fiscal 2008, written business of Ethan Allen-owned design centers increased 5.9% and comparable design centers written business decreased 3.2% as compared to the prior year comparable period. Over that same period, wholesale orders decreased 5.0%. Retail written business likely reflects (i) our continued efforts to reposition the retail network, (ii) recent product introductions, and (iii) our continued use of national television as an advertising medium. These factors have likely been offset, to some degree, by the softer retail environment for home furnishings noted throughout the period. Wholesale written business reflects the impact of the aforementioned factors.

Gross profit increased during the first six months of fiscal 2008 to $272.9 million from $260.1 million in the prior year comparable period. The $12.8 million, or 4.9%, increase in gross profit was primarily attributable to (i) a shift in sales mix with retail sales representing a higher proportionate share of total sales in the current six month period (74%) compared to the prior year period (69%), and (ii) improved performance within our remaining product sourcing operations, including a reduction in overhead as a result of past plant closures and price stabilization with regard to the selected raw materials. These favorable factors were partially offset by (i) an overall decrease in shipments within the wholesale segment, and (ii) a shift in product mix within the upholstery division. Consolidated gross margin increased to 53.7% for the first six months of fiscal 2008 from 52.0% in the prior year comparable period as a result, primarily, of the factors set forth above.

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the six months ended December 31, 2007 and 2006:

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

On September 6, 2006, we announced a plan to close our Spruce Pine, North Carolina case goods manufacturing facility and convert our Atoka, Oklahoma upholstery manufacturing facility into a regional distribution center. In connection with this initiative, we permanently ceased production at both locations, allocating production among our remaining domestic manufacturing locations and selected offshore suppliers. The decision impacted approximately 465 employees with the reduction in headcount occurring during the second and third quarters of fiscal 2007. We recorded a pre-tax restructuring and impairment charge of $14.1 million during the quarter ended December 31, 2006, of which $4.0 million was related to employee severance and benefits and other plant exit costs, and $10.1 million, which was non-cash in nature, was related to fixed asset impairment charges, primarily for real property and machinery and equipment, stemming from the decision to cease production activities. During the three months ended March 31, 2007 and December 31, 2006, adjustments totaling $0.2 million and $0.3 million, respectively, were recorded to reverse remaining previously established accruals which were no longer deemed necessary.

Including the restructuring and impairment charge referred to above, operating expenses increased $2.3 million, or 1.1%, to $211.6 million, or 41.6% of sales, in the current six month period from $209.3 million, or 41.8% of sales, in the prior year comparable period. The increase was primarily attributable to increased costs associated with our continued efforts to reposition the retail network which, during the period, resulted in higher costs associated with occupancy, designer compensation, managerial salaries and benefits, and delivery and warehousing. These increases were partially offset by decreases associated with (i) the aforementioned prior period restructuring and impairment charge, and (ii) a reduction in costs associated with our distribution operations.

Including the restructuring and impairment charge in the year-to-date period referred to above, consolidated operating income for the six month period ended December 31, 2007 totaled $61.3 million, or 12.1% of sales, as compared to $50.8 million, or 10.1% of sales, for the six months ended December 31, 2006.This represents an increase of $10.5 million which was attributable to an increase in gross profit and lower total operating expenses including the restructuring and impairment charge recorded in the prior year period.

Wholesale operating income for the six months ended December 31, 2007 totaled $53.2 million, or 17.0% of sales, as compared to $41.6 million, or 12.9% of sales, in the prior year comparable period. The increase of $11.6 million was primarily attributable to (i)the prior period restructuring and impairment charge mentioned above, (ii) lower distribution costs, and (iii) improved performance within our remaining product sourcing operations, including a reduction in overhead as a result of past plant closures and price stabilization with regard to the selected raw materials. These factors were partially offset by (i) an overall decrease in wholesale shipments during the period, and (ii) a shift in product mix within the upholstery division.

Retail operating income decreased $1.4 million to $7.2 million, or 1.9% of sales, for the first six months of fiscal 2008 from $8.6 million, or 2.5% of sales, for the first six months of fiscal 2007. The decrease in retail operating income generated by Ethan Allen-owned design centers was primarily attributable to (i) higher operating expenses as a result of our continued efforts to reposition the retail network including costs for newly opened (including relocated) and acquired design centers, and (ii) increased costs driven by higher sales volume including commissions and warehousing costs. These unfavorable variances were partially offset by gross margin on higher sales volume generated by newly-opened (including relocations) and acquired design centers.

Interest and other miscellaneous income, net increased $0.3 million from the prior year comparable period. The increase was due, primarily, to gains recorded in connection with the sale of selected real estate assets, partially offset by a decrease in investment income resulting from lower cash and short-term investment balances maintained during the current period and lower rates of interest.

Interest and other related financing costs amounted to $5.9 million in both the current and prior year periods. This amount consists, primarily, of interest expense incurred in connection with our issuance of senior unsecured debt in September 2005.

Income tax expense for the six months ended December 31, 2007 totaled $22.4 million as compared to $18.5 million for the six months ended December 31, 2006. Our effective tax rate for the current six month period was 37.0%, down from

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

37.2% in the prior year comparable period. The lower effective tax rate was a result, primarily, of the benefits derived from the manufacturers’ deduction provided for under The Jobs Creation Act of 2004 and certain tax planning initiatives. Partially offsetting these items were the adverse effects of recently-enacted changes within certain state tax legislation, increased state income tax liability arising in connection with the operation of a greater number of Company-owned design centers, and increased foreign income tax liability associated with our five retail design centers operating in Canada and our manufacturing operation in Mexico.

For the six months ended December 31, 2007, we recorded net income of $38.1 million as compared to $31.2 million in the prior year comparable period, which included the aforementioned restructuring and impairment charge. Net income per diluted share totaled $1.27 in the current period and $0.96 per diluted share in the prior year period.

Liquidity and Capital Resources

As of December 31, 2007, we maintained cash and cash equivalents totaling $86.3 million. Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, and borrowing capacity under a $200.0 million revolving credit facility.

The credit facility includes an accordion feature which provides for an additional $100.0 million of liquidity, if needed, as well as sub-facilities for trade and standby letters of credit of $100.0 million and swingline loans of $5.0 million. The credit facility contains various covenants which may limit our ability to: incur debt; engage in mergers and consolidations; make restricted payments; sell certain assets; make investments; and issue stock. We are also required to meet certain financial covenants including a fixed charge coverage ratio, which shall not be less than 3.00 to 1 for any period of four consecutive fiscal quarters ended on or after June 30, 2005, and a leverage ratio, which shall not be greater than 3.00 to 1 at any time. As of December 31, 2007, we had satisfactorily complied with these covenants.

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

In connection with the issuance of the Senior Notes, Global, in July and August 2005, entered into 6 separate forward contracts to hedge the risk-free interest rate associated with $108.0 million of the related debt in order to mitigate the negative impact of interest rate fluctuations on earnings, cash flows and equity. The forward contracts were entered into with a major banking institution thereby mitigating the risk of credit loss. Upon issuance of the Senior Notes and settlement of the related forward contracts, losses totaling $0.9 million were incurred representing the change in the fair value of the forward contracts since their respective trade dates. In accordance with SFAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended, it was determined that a portion of the related losses was the result of hedge ineffectiveness and, as such, $0.1 million of the losses was included, within interest and other related financing costs, in the Consolidated Statement of Operations for the three month period ended September 30, 2005. The balance of the losses is included (on a net-of-tax basis) in the Consolidated Balance Sheets within accumulated other comprehensive income and is being amortized to interest expense over the life of the Senior Notes. The remaining unamortized balance of these forward contract losses totaled $0.6 million ($0.4 million, net-of-tax) as of December 31, 2007.

A summary of net cash provided by (used in) operating, investing, and financing activities for the six month periods ended December 31, 2007 and 2006 is provided below (in millions):

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

	Six Months Ended December 31,
	2007	2006
Operating Activities:
Net income plus depreciation and amortization	$50.2	$42.7
Working capital	(8.4)	5.8
Excess tax benefits from share-based payment arrangements	(2.1)	(1.7)
Other (non-cash items, long-term assets and liabilities)	7.7	9.4

Total provided by operating activities	$47.4	$56.2

Investing Activities:
Capital expenditures	$(30.3)	$(34.9)
Acquisitions	(6.8)	(9.6)
Asset sales	5.2	-
Other	-	0.1

Total used in investing activities	$(31.9)	$(44.4)

Financing Activities:
Issuances of common stock	$0.4	$0.1
Purchases and other retirements of company stock	(67.2)	(19.5)
Payment of cash dividends	(12.8)	(12.2)
Payment of deferred financing costs	-	(0.1)
Excess tax benefits from share-based payment arrangements	2.1	1.7

Total used in financing activities	$(77.5)	$(30.0)

Operating Activities

As compared to the same period in fiscal year 2007, cash provided by operating activities decreased $8.8 million during the six months ended December 31, 2007 as a result, primarily, of changes in working capital (accounts receivable, inventories, prepaid and other current assets, customer deposits, payables, and accrued expenses and other current liabilities) arising in the ordinary course of business. In addition, operating cash flow for the six month period includes the effects of changes in several other non-cash items, including restructuring and impairment charges and gains incurred in connection with the sale of certain property, plant and equipment during the period. Partially offsetting these unfavorable variances was an increase in profitability resulting, primarily, from higher sales and operating income.

Investing Activities

As compared to the same period in fiscal year 2007, cash used in investing activities decreased $12.5 million during the six months ended December 31, 2007 due, primarily, to (i) a reduction in cash utilized to fund acquisition activity and capital expenditures, and (ii) an increase in proceeds related to the disposition of certain property, plant and equipment. The current level of capital spending is principally attributable to (i) new design center development and renovation, (ii) entity-wide technology initiatives, and (iii) improvements within our remaining manufacturing facilities. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities

As compared to the same period in fiscal year 2007, cash used in financing activities increased $47.5 million during the six months ended December 31, 2007 as a result, primarily, of an increase in payments related to the acquisition of treasury stock. On November 13, 2007, we declared a dividend of $0.22 per common share, payable on January 25, 2008, to shareholders of record as of January 10, 2008. We also declared a dividend of $0.22 per share on January 22, 2008, payable to shareholders of record as of April 10, 2008, payable on April 25, 2008. We expect to continue to declare quarterly dividends for the foreseeable future.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

As of December 31, 2007, our outstanding debt totaled $203.0 million, the current and long-term portions of which amounted to less than $0.1 million and $202.9 million, respectively. The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are: less than $0.1 million in each of fiscal 2008, 2009, and 2010; and $3.9 million in fiscal 2011. The balance of our long-term debt ($199.0 million) matures in fiscal years 2012 and thereafter.

We had no revolving loans outstanding under the credit facility as of December 31, 2007, and stand-by letters of credit outstanding under the facility at that date totaled $15.2 million. Remaining available borrowing capacity under the facility was $184.8 million at December 31, 2007.

Except as set forth below, there has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended June 30, 2007 as filed with the Securities and Exchange Commission on August 28, 2007.

On July 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. As discussed further in Note 3 to the Company’s consolidated financial statements, FIN 48 requires the recognition of a liability for unrecognized tax benefits, including related interest and penalties. As of July 1, 2007, upon adoption of FIN 48, we had unrecognized income tax benefits totaling $4.8 million and related accrued interest and penalties of $1.4 million (after related tax benefits), all of which was reclassified from current to long-term liabilities upon adoption. Since adopting FIN 48, our unrecognized tax benefits have decreased by $0.7 million and related interest and penalties have increased $0.3 million. These changes resulted from a settlement reached during the quarter ended December 31, 2007 with New York State for tax years 1998 through 2003 that reduced the unrecognized tax benefits and related interest by $1.5 million and was partially offset by additional unrecognized tax benefits of $0.5 million in state exposures for our 2007 tax year. We do not currently anticipate significant changes in such amounts over the next twelve months. The payment obligations associated with these liabilities have not been reflected in our contractual obligations disclosure referred to above due to the absence of scheduled maturities and the resultant uncertainty regarding the timing of future cash outflows associated with such obligations. Therefore, the timing of these payments cannot be determined, except for amounts estimated to be payable within twelve months that are included in current liabilities, of which there are none as December 31, 2007.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of December 31, 2007, we had working capital of $187.5 million and a current ratio of 2.44 to 1.

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

During the six months ended December 31, 2007 and 2006, we repurchased and/or retired the following shares of our common stock:

	Six Months Ended December 31,
	2007(1)(2)	2006(3)(4)
Common shares repurchased	1,922,300	478,300
Cost to repurchase common shares	$61,358,709	$16,672,720
Average price per share	$31.92	$34.86

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(1)	Repurchase activity for the six months ended December 31, 2007 excludes $3,436,230 in common stock repurchases with a June 2007 trade date and a July 2007 settlement date.
(2)

During August 2007, we also retired 661,688 shares of common stock tendered upon the exercise of outstanding employee stock options (592,861 to cover share exercise and 68,827 to cover related employee tax withholding liabilities). The total value of such shares on the date redeemed was $23,033,359, representing an average price per share of $34.81.

(3)	Repurchase activity for the six months ended December, 2006 excludes $1,000,807 in common stock repurchases with a June 2006 trade date and a July 2006 settlement date.
(4)

During August 2006, we also retired 185,930 shares of common stock tendered upon the exercise of outstanding employee stock options (137,517 to cover share exercise and 48,413 to cover related employee tax withholding liabilities). The total value of such shares on the date redeemed was $7,154,586, representing an average price per share of $38.48.

For each of the periods presented above, we funded our purchases of treasury stock with existing cash on hand and cash generated through current period operations. On July 24, 2007, the Board of Directors increased the then remaining share repurchase authorization to 2,500,000 shares. On November 13, 2007, the Board of Directors increased the then remaining share repurchase authorization to 2,000,000 shares. As of December 31, 2007, we had a remaining Board authorization to repurchase 1,905,000 shares.

Subsequent to December 31, 2007 and through the date of this filing, we repurchased, in five separate open market transactions, an additional 0.2 million shares of our common stock at a total cost of $5.3 million, representing an average price per share of $24.10. As of the date of this filing, we had a remaining Board authorization to repurchase 1.7 million shares.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

would enable recovery of any portion of amounts paid under this obligation, except to the extent that we maintain the right to take title to the repurchased inventory. We anticipate that the repurchased inventory could subsequently be sold through our retail design center network.

As of December 31, 2007, the amount outstanding under the Credit Facility totaled approximately $0.9 million, substantially all of which was outstanding under the revolving credit line. Based on the underlying creditworthiness of the respective retailer, we believe this obligation will expire without requiring funding by us. However, in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, a liability has been established to reflect our non-contingent obligation under this arrangement as a result of modifications made to the Credit Facility subsequent to January 1, 2003. As of December 31, 2007, the carrying amount of such liability is less than $50,000.

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

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of December 31, 2007, our product warranty liability totaled $1.6 million.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

As macro-economic factors change, however, it is also possible that our costs associated with production (including raw materials, labor and utilities), distribution (including freight and fuel charges), and retail operations (including compensation, benefits, delivery, warehousing, occupancy, and advertising expenses) may increase. We cannot reasonably predict when, or to what extent, such events may occur or what effect, if any, such events may have on our consolidated financial condition or results of operations.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risks as disclosed in our Annual Report on Form 10-K filed for the year ended June 30, 2007.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Vice President-Finance ("VPF"), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and VPF, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There has been no material change to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2007 as filed with the Securities and Exchange Commission on August 28, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Certain information regarding purchases made by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended December 31, 2007 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)
October 2007	55,500	$30.54	55,500	1,995,800
November 2007	672,800	$29.80	672,800	1,955,000
December 2007	50,000	$26.91	50,000	1,905,000

Total	778,300	$29.67	778,300

(a)

We have been authorized by our Board of Directors to repurchase our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. In recent years, the Board of Directors has increased the then remaining share repurchase authorization as follows: from 753,600 shares to 2,000,000 shares on November 16, 2004; from 691,100 shares to 2,000,000 shares on April 26, 2005; from 393,100 shares to 2,500,000 shares on November 15, 2005; from 1,110,400 shares to 2,500,000 shares on July 25, 2006; from 707,300 shares to 2,500,000 shares on July 24, 2007, and from 1,368,000 to 2,000,000 on November 13, 2007.

Subsequent to December 31, 2007 and through the date of this filing, we repurchased, in five separate open market transactions, an additional 0.2 million shares of our common stock at a total cost of $5.3 million, representing an average price per share of $24.10. As of the date of this filing, we had a remaining Board authorization to repurchase 1.7 million shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Ethan Allen Interiors Inc. was held on November 13, 2007. Proxies for the Annual Meeting were solicited pursuant to Rule 14 under the Exchange Act; there was no solicitation in opposition to the nominees for the Board of Directors as listed in the proxy statement; and such nominees were elected.

A brief description of each matter voted upon at the Annual Meeting, and the results of the voting, are as follows:

1. Election of Directors to serve for a term expiring in 2010:

Name	For	Withheld
Clinton A. Clark	24,692,037	764,333
Kristen Gamble	24,692,528	763,842
Edward H. Meyer	25,050,593	405,777

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

2. Election/ratification of KPMG LLP as independent auditors for the fiscal year ended June 30, 2008:

For	Against	Abstentions
25,270,767	56,870	128,730

3. Election/ratification of proposal to amend the 1992 Stock Option Plan:

For	Against	Abstentions
21,434,348	1,927,049	29,935

4. Election/ratification of proposal to approve incentive performance components of new employment agreement:

For	Against	Abstentions
20,678,487	4,745,473	32,407

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10(f)	Amended and Restated 1992 Stock Option Plan of the Company (incorporated by reference to Exhibit 10(f) of the Form 8-K filed 11/19/07)
10(f)-1	Form of Restricted Stock Award for Employees (incorporated by reference to Exhibit 10(f)-1 of the Form 8-K filed 11/19/07)
10(f)-2	Form of Restricted Stock Award for Outside Directors (incorporated by reference to Exhibit 10(f)-2 of the Form 8-K filed 11/19/07)
10(h)	Employment Agreement between the Company and M. Farooq Kathwari dated November 13, 2007 (incorporated by reference to Exhibit 10(h) of the Form 8-K filed 11/19/07)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHAN ALLEN INTERIORS INC.

(Registrant)

DATE:	February 6, 2008	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari Chairman, President and Chief Executive Officer (Principal Executive Officer)

DATE:	February 6, 2008	BY: /s/ David R.Callen
David R. Callen Vice President, Finance & Treasurer (Principal Financial Officer and Principal Accounting Officer)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Exhibit
10(f)	Amended and Restated 1992 Stock Option Plan of the Company (incorporated by reference to Exhibit 10(f) of the Form 8-K filed 11/19/07)
10(f)-1	Form of Restricted Stock Award for Employees (incorporated by reference to Exhibit 10(f)-1 of the Form 8-K filed 11/19/07)
10(f)-2	Form of Restricted Stock Award for Outside Directors (incorporated by reference to Exhibit 10(f)-2 of the Form 8-K filed 11/19/07)
10(h)	Employment Agreement between the Company and M. Farooq Kathwari dated November 13, 2007 (incorporated by reference to Exhibit 10(h) of the Form 8-K filed 11/19/07)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer