Form 10-Q
period 2008-03-31
ETHAN ALLEN INTERIORS INC
filed 2008-05-08
CIK 896156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
[X] Yes                 [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer[X]	Accelerated filer [ ]
Non-accelerated filer[ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes                 [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At March 31, 2008, there were 28,685,859 shares of Class A Common Stock, par value $.01, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2008	June 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,011	$147,879
Accounts receivable, less allowance for doubtful accounts of $2,537 at March 31, 2008 and $2,042 at June 30, 2007	12,551	14,602
Inventories (note 4)	186,357	181,884
Prepaid expenses and other current assets	39,117	33,104
Deferred income taxes	2,327	4,960
Total current assets	317,363	382,429

Property, plant and equipment, net	343,160	322,185
Goodwill and other intangible assets (notes 6 and 7)	94,045	92,500
Other assets (note 8)	4,823	5,484
Total assets	$759,391	$802,598

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (note 8)	$41	$40
Customer deposits	46,363	52,072
Accounts payable	22,934	26,650
Accrued compensation and benefits	37,192	35,243
Accrued expenses and other current liabilities (note 5)	31,649	33,434
Total current liabilities	138,179	147,439

Long-term debt (note 8)	202,958	202,868
Other long-term liabilities (note 3)	20,515	12,003
Deferred income taxes	28,067	30,646
Total liabilities	389,719	392,956

Shareholders’ equity:
Class A common stock, par value $.01, 150,000,000 shares authorized; 48,251,680 shares issued at March 31, 2008 and 47,454,450 shares issued at June 30, 2007	482	474
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at March 31, 2008 and June 30, 2007	-	-
Preferred stock, par value $.01, 1,055,000 shares authorized; no shares issued and outstanding at March 31, 2008 and June 30, 2007	-	-
Additional paid-in capital	354,375	330,268
	354,857	330,742
Less: Treasury stock (at cost), 19,565,901 shares at March 31, 2008 and 16,644,582 shares at June 30, 2007	(588,783)	(496,005)

Retained earnings	601,888	573,535
Accumulated other comprehensive income (notes 8 and 12)	1,710	1,370
Total shareholders’ equity	369,672	409,642
Total liabilities and shareholders’ equity	$759,391	$802,598

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net sales	$235,901	$246,539	$744,138	$746,781
Cost of sales	110,714	118,023	346,041	358,186
Gross profit	125,187	128,516	398,097	388,595

Operating expenses:
Selling	56,112	54,880	171,290	164,093
General and administrative	49,502	45,729	145,940	132,214
Restructuring and impairment charge (credit),
net (note 5)	3,993	(180)	3,993	13,442
Total operating expenses	109,607	100,429	321,223	309,749

Operating income	15,580	28,087	76,874	78,846
Interest and other miscellaneous income, net	1,375	2,339	6,478	7,146
Interest and other related financing costs (note 8)	2,914	2,927	8,793	8,780

Income before income taxes	14,041	27,499	74,559	77,212

Income tax expense	5,195	10,000	27,587	28,469

Net income	$8,846	$17,499	$46,972	$48,743

Per share data (note 11):
Basic earnings per common share:
Net income per basic share	$0.31	$0.55	$1.59	$1.54
Basic weighted average common shares	28,909	31,656	29,461	31,736
Diluted earnings per common share:
Net income per diluted share	$0.30	$0.54	$1.58	$1.50
Diluted weighted average common shares	29,049	32,352	29,685	32,495

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2008	2007
Operating activities:
Net income	$46,972	$48,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,077	17,241
Compensation expense related to share-based awards	913	637
Provision (benefit) for deferred income taxes	54	2,781
Excess tax benefits from share-based payment arrangements	(2,093)	(4,954)
Restructuring and impairment charge, net	2,579	9,439
(Gain) loss on disposal of property, plant and equipment	(280)	493
Other	175	419
Change in assets and liabilities, net of the effects of acquired businesses:
Accounts receivable	1,644	2,759
Inventories	(1,683)	13,648
Prepaid and other current assets	(4,443)	(16,703)
Other assets	395	372
Customer deposits	(6,799)	(1,899)
Accounts payable	(280)	(5,432)
Accrued expenses and other current liabilities	3,445	2,467
Other long-term liabilities	8,584	(97)
Net cash provided by operating activities	67,260	69,914

Investing activities:
Proceeds from the disposal of property, plant & equipment	6,936	1,673
Capital expenditures	(46,297)	(47,459)
Acquisitions	(6,762)	(11,376)
Other	25	86
Net cash used in investing activities	(46,098)	(57,076)

Financing activities:
Payments on long-term debt	(30)	(29)
Proceeds from issuance of common stock	472	249
Excess tax benefits from share-based payment arrangements	2,093	4,954
Payment of deferred financing costs	-	(107)
Payment of cash dividends	(19,164)	(18,529)
Purchases and other retirements of company stock	(75,577)	(40,197)
Net cash used in financing activities	(92,206)	(53,659)
Effect of exchange rate changes on cash	176	(34)
Net decrease in cash & cash equivalents	(70,868)	(40,855)
Cash & cash equivalents - beginning of period	147,879	173,801
Cash & cash equivalents - end of period	$77,011	$132,946

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Nine months Ended March 31, 2008
(Unaudited)
(In thousands, except share data)
	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at June 30, 2007	$474	$330,268	$(496,005)	$1,370	$573,535	$409,642

Issuance of 797,230 shares of common stock upon exercise of share-based awards	8	21,101	-	-	-	21,109

Compensation expense associated with share-based awards (note 10)	-	913	-	-	-	913

Tax benefit associated with exercise of share-based awards	-	2,093	-	-	-	2,093

Purchase/retirement of 2,921,319 shares of common stock	-	-	(92,778)	-	-	(92,778)

FIN 48 transition adjustment (note 3)	-	-	-	-	683	683

Dividends declared on common stock	-	-	-	-	(19,302)	(19,302)

Other comprehensive income (notes 8 and 12):
Currency translation adjustments	-	-	-	304	-	304
Reclass of loss on cash-flow hedge, net-of-tax	-	-	-	36	-	36
Net income	-	-	-	-	46,972	46,972
Total comprehensive income	-	-	-	-	-	47,312

Balance at March 31, 2008	$482	$354,375	$(588,783)	$1,710	$601,888	$369,672

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(1)           Basis of Presentation

Ethan Allen Interiors Inc. ("Interiors") is a Delaware corporation incorporated on May 25, 1989. The consolidated financial statements include the accounts of Interiors, its wholly owned subsidiary Ethan Allen Global, Inc. ("Global"), and Global’s subsidiaries (collectively "We", "Us", "Our", "Ethan Allen", or the "Company").  All intercompany accounts and transactions have been eliminated in the consolidated financial statements.  All of Global’s capital stock is owned by Interiors, which has no assets or operating results other than those associated with its investment in Global.

(2)           Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the consolidated financial statements.  In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2007.

Certain prior year amounts have been reclassified in order for them to conform to the current year’s presentation.  These changes were made for disclosure purposes only and did not have any impact on previously reported results of operations or shareholders’ equity.

(3)           Income Taxes - Adoption of FIN 48

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

Since adopting FIN 48, our unrecognized tax benefits have decreased by $1.0 million and related interest and penalties have increased by $0.4 million.  These changes resulted from a settlement reached with New York for tax years 1998 through 2003 that reduced the unrecognized tax benefits and related interest by $1.8 million.  The settlements were partially offset by unrecognized tax benefits of $0.8 million in state exposures.  We do not currently anticipate significant changes in such amounts over the next twelve months.

As of March 31, 2008, we remained subject to examination in the following major tax jurisdictions for the tax years indicated below:

Major Tax Jurisdictions	Open Audit Years
North America – United States:
New York	2004 through 2007
New Jersey	2001 through 2007
Massachusetts	2001 through 2007
North Carolina	2001 through 2007

(4)           Inventories

Inventories at March 31, 2008 and June 30, 2007 are summarized as follows (in thousands):

	March 31, 2008	June 30, 2007
Finished goods	$150,902	$150,994
Work in process	7,129	6,172
Raw materials	28,326	24,718
	$186,357	$181,884

Inventories are presented net of a related valuation allowance of $2.6 million at March 31, 2008 and $2.9 million at June 30, 2007.

(5)           Plant and Retail Consolidations

In recent years, we have developed, announced and executed plans to consolidate our operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage.

On January 10, 2008, we announced a plan to consolidate the operations of certain company owned retail design centers and retail service centers. During the quarter ended March 31, 2008 four design centers were converted to design studios better suited to the markets they serve.  In addition, seven design centers and two retail service centers were closed and, for the most part, were consolidated into other existing operations.  We recorded a pre-tax restructuring and impairment charge of $4.0 million during the quarter ended March 31, 2008, of which $1.3 million was related to employee severance and benefits and other exit costs (including $0.9 million for lease cancellation costs), and $2.6 million, which was non-cash in nature, related to fixed asset impairment charges, primarily for real property and leasehold improvements associated with the closure of several retail locations.  The Company expects to incur an additional $3.0 million to $4.0 million pre-tax restructuring and impairment charge during the fourth quarter of fiscal 2008, after which time the consolidation plan should be complete, apart from the sale of owned properties affected by the action, which we anticipate completing within the next twelve months. At March 31, 2008, $1.1 million in accrued liabilities were unpaid, and are included in other current liabilities.  A summary of costs incurred during the current quarter and the reserve balances at March 31, 2008 follows (in thousands):

	Total Charges	Cash Payments		Non-cash Utilized	Balance at March 31, 2008
Employee severance and other related payroll and benefit costs	$240	$	(99)	$-	$141
Write-down of long-lived assets	2,546		-	(2,546)	-
Other associated costs	227		(122)	(105)	-
Lease termination costs	980		(77)	72	975
	$3,993		$(298)	$(2,579)	$1,116

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

(6)           Business Acquisitions

In October 2007, we acquired in a single transaction, two Ethan Allen retail design centers from an independent retailer for consideration of approximately $2.1 million of cash and forgiveness of receivables, assumed customer deposits of $1.1 million and other liabilities of $0.1 million.  As a result of this acquisition, we recorded additional inventory of $1.9 million, other assets of $0.4 million, and goodwill of $1.0 million.

In October 2007, Ethan Allen Operations, Inc., a wholly owned subsidiary of Global, acquired a cut and sew upholstery facility from Americraft Leather for total consideration of approximately $4.4 million. The facility, which contains 40,000 square feet of manufacturing space and employs 165 people, is located in Silao, in the state of Guanajuato, Mexico.  As a result of this acquisition, our purchase price allocation resulted in additional property, plant and equipment of $2.7 million, inventory of $1.1 million, and goodwill of $0.6 million.

The Consolidated Statements of Cash Flows for the nine months ended March 31, 2008 reflect $0.6 million of consideration paid during the period in connection with the acquisition of a retail design center with an effective (closing) date of June 30, 2007 and for which funding did not occur until July 2, 2007.  During November and December 2006, we acquired, in three separate transactions, five Ethan Allen retail interior design centers (“DCs”) from three independent retailers for total consideration of approximately $3.9 million of cash and forgiveness of receivables.  As a result of these acquisitions, we recorded additional inventory and other assets of $2.7 million and $0.8 million, respectively, and assumed customer deposits and other liabilities of $1.3 million and $0.3 million, respectively.  Goodwill associated with these acquisitions totaled $2.0 million.

In September 2006, we acquired, in a single transaction, two Ethan Allen retail design centers from an independent retailer for total consideration of approximately $6.3 million of cash and forgiveness of receivables.  As a result of this acquisition, we recorded additional inventory and other assets (primarily real estate) of $0.9 million and $5.5 million, respectively, and assumed customer deposits and other liabilities of $0.4 million and $0.1 million, respectively.  Goodwill associated with this acquisition totaled $0.4 million.

All acquisitions are subject to a contractual holdback or reconciliation period, during which the parties to the transaction may agree to certain normal and customary purchase accounting adjustments.

Goodwill associated with our acquisitions represents the premium paid to the seller related to the acquired business (i.e. market presence) and other fair value adjustments to the assets acquired and liabilities assumed.  Further discussion of our goodwill and other intangible assets can be found in Note 7.

A summary of our allocation of purchase price associated with acquisitions occurring during the three and nine months ended March 31, 2008 and 2007 is provided below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Nature of acquisition		2 DCs	2 DCs	9 DCs
			1 Plant
Total consideration	$(15)	$1,592	$6,560	$12,136
Fair value of assets acquired and liabilities assumed:
Inventory	(43)	1,005	2,895	4,751
PP&E and other assets	(51)	156	3,047	6,369
Customer deposits	43	(540)	(1,090)	(2,228)
A/P and other liabilities	74	(34)	34	(115)
Goodwill	$(8)	$1,005	$1,674	$3,359

(7)           Goodwill and Other Intangible Assets

As of March 31, 2008, we had goodwill, including product technology, of $74.3 million and other indefinite-lived intangible assets of $19.7 million. Comparable balances as of June 30, 2007 were $72.8 million and $19.7 million, respectively.

Goodwill in the retail and wholesale segments was $46.1 million and $28.2 million, respectively, at March 31, 2008 and $45.3 million and $27.5 million, respectively, at June 30, 2007. The wholesale segment, at both dates, includes additional indefinite-lived intangible assets of $19.7 million which represent Ethan Allen trade names.

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

(8)           Borrowings

Total debt obligations at March 31, 2008 and June 30, 2007 consist of the following (in thousands):

	March 31, 2008	June 30, 2007
5.375% Senior Notes due 2015	$198,797	$198,677
Industrial revenue bonds	3,855	3,855
Other debt	347	376
Total debt	202,999	202,908
Less: current maturities	41	40
Total long-term debt	$202,958	$202,868

On September 27, 2005, we completed a private offering of $200.0 million of ten-year senior unsecured notes due 2015 (the "Senior Notes"). The Senior Notes were offered by Global and have an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2006.  Proceeds received in connection with the issuance of the Senior Notes, net of a related discount of $1.6 million, totaled $198.4 million. We intend to use the net proceeds from the offering to expand our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes.  As of March 31, 2008, outstanding borrowings related to this transaction have been included in the Consolidated Balance Sheets within long-term debt. The discount on the Senior Notes is being amortized to interest expense over the life of the related debt.

In connection with the offering, debt issuance costs totaling $2.0 million were incurred related, primarily, to banking, legal, accounting, rating agency, and printing services. As of March 31, 2008, these costs have been included in the Consolidated Balance Sheets as deferred financing costs within other assets and are being amortized to interest expense over the life of the Senior Notes.

Also in connection with the issuance of the Senior Notes, Global, in July and August 2005, entered into six separate forward contracts to hedge the risk-free interest rate associated with $108.0 million of the related debt in order to minimize the negative impact of interest rate fluctuations on earnings, cash flows and equity. The forward contracts were entered into with a major banking institution thereby mitigating the risk of credit loss.

Upon issuance of the Senior Notes and settlement of the related forward contracts, losses totaling $0.9 million were incurred representing the change in the fair value of the forward contracts since their respective trade dates. In accordance with SFAS No. 133, as amended, it was determined that a portion of the related losses was the result of hedge ineffectiveness and, as such, $0.1 million of the losses was included, within interest and other related financing costs, in the Consolidated Statement of Operations for the fiscal year ended June 30, 2006.  The balance of the losses has been included (on a net-of-tax basis) in the Consolidated Balance Sheets within accumulated other comprehensive income and is being amortized to interest expense over the life of the Senior Notes.  The remaining unamortized balance of these forward contract losses totaled $0.6 million ($0.4 million, net-of-tax) at both March 31, 2008 and June 30, 2007.

 (9)          Litigation

Environmental Matters
We and our subsidiaries are subject to various environmental laws and regulations. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials.

As of March 31, 2008, we and/or our subsidiaries have been named as a potentially responsible party ("PRP") with respect to the remediation of three active sites currently listed, or proposed for inclusion, on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The sites are located in Southington, Connecticut; High Point, North Carolina; and Atlanta, Georgia.

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

As of March 31, 2008, we believe that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.  We believe our currently anticipated capital expenditures for environmental control facility matters are not material.

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

(10)         Share-Based Compensation

On October 10, 2007, the Company’s Board of Directors and M. Farooq Kathwari, our President and Chief Executive Officer, agreed to the terms of a new employment agreement expiring on June 30, 2012 (the "Agreement").  Pursuant to the terms of the Agreement, Mr. Kathwari was awarded, on October 10, 2007, options to purchase 150,000 shares of our common stock.  These options were issued at an exercise price of $34.03 (the closing price of a share of our common stock on the New York Stock Exchange as of such date), and vest ratably over a three year period.  The Agreement provides for additional grants of 90,000 and 60,000 shares on July 1, 2008 and July 1, 2009, respectively, with exercise prices equal to the closing price of a share of our common stock on the New York Stock Exchange as of such dates.  The 2008 grant will vest ratably over a two year period and the 2009 grant will vest ratably over a one year period.  All options awarded under the Agreement have a contractual term of 10 years.

In connection with the Agreement, Mr. Kathwari received an award of 20,000 restricted shares with vesting based on continuing service and the performance of the Company’s stock price during the 32 month period subsequent to the award date as compared to the Standard and Poor’s 500 index.  Mr. Kathwari will also receive, as per the Agreement, additional restricted share grants of 20,000 shares on each of July 1, 2008 and July 1, 2009.  Each of these awards will also vest based on continuing service and the Company’s stock performance as compared to the Standard and Poor’s 500 index for the three year period subsequent to the relevant award dates.

Also in connection with the Agreement, Mr. Kathwari received an award of 15,000 restricted shares.  These shares are service-based with 3,000 shares vesting on June 30 for each of the years 2008 through 2012.

(11)           Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Weighted average common shares
Outstanding for basic calculation	28,909	31,656	29,461	31,736
Effect of dilutive stock options and other
share-based awards	140	696	224	759
Weighted average common shares outstanding
adjusted for diluted calculation	29,049	32,352	29,685	32,495

As of March 31, 2008 and 2007, stock options to purchase 1,706 and 305 common shares, respectively, had exercise prices which exceeded the average market price of our common stock for the corresponding periods. These options have been excluded from the respective diluted earnings per share calculation as their impact is anti-dilutive.

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

Our accumulated other comprehensive income, which is comprised of losses on certain derivative instruments and accumulated foreign currency translation adjustments, totaled $1.7 million at March 31, 2008 and $1.4 million at June 30, 2007.  Losses on derivative instruments are the result of cash-flow hedging contracts entered into in connection with the issuance of the Senior Notes (see Note 8).  Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operation of five Ethan Allen-owned retail design centers located in Canada and our cut and sew plant located in Mexico.  Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

(13)         Segment Information

Our operations are classified into two operating segments: wholesale and retail.  These operating segments represent strategic business areas which, although they operate separately and provide their own distinctive services, enable us to more effectively offer our complete line of home furnishings and accessories.

The wholesale segment is principally involved in the development of the Ethan Allen brand, which encompasses the design, manufacture, domestic and offshore sourcing, sale and distribution of a full range of home furnishings and accessories to a network of independently owned and Ethan Allen-owned design centers as well as related marketing and brand awareness efforts.  Wholesale revenue is generated upon the wholesale sale and shipment of our product to all retail design centers, including those owned by Ethan Allen.  Wholesale profitability includes (i) the wholesale gross margin, which represents the difference between the wholesale sales price and the cost associated with manufacturing and/or sourcing the related product, and (ii) other operating costs associated with wholesale segment activities.

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

A breakdown of wholesale sales by these product lines for the three and nine months ended March 31, 2008 and 2007 is provided as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Case Goods	41%	46%	44%	45%
Upholstered Products	41	36	39	38
Home Accessories and Other	18	18	17	17
	100%	100%	100%	100%

Revenue information by product line is not as easily determined within the retail segment. However, because wholesale production and sales are matched, for the most part, to incoming orders, we believe that the allocation of retail sales by product line would be similar to that of the wholesale segment.

Segment information for the three and nine month periods ended March 31, 2008 and 2007 is set forth as follows:

	Three Months Ended, March 31		Nine Months Ended March 31,
	2008	2007	2008	2007
Net Sales:
Wholesale segment	$156,269	$171,906	$468,522	$493,208
Retail segment	172,779	167,724	548,112	511,104
Elimination of inter-company sales	(93,147)	(93,091)	(272,496)	(257,531)
Consolidated Total	$235,901	$246,539	$744,138	$746,781

	Three Months Ended, March 31		Nine Months Ended March 31,
	2008	2007	2008	2007
Operating Income:
Wholesale segment (1)	$26,676	$31,862	$79,832	$73,423
Retail segment (2)	(8,544)	(94)	(1,294)	8,540
Elimination of inter-company profit (3)	(2,552)	(3,681)	(1,664)	(3,117)
Consolidated Total	$15,580	$28,087	$76,874	$78,846

Capital Expenditures:
Wholesale segment	$1,098	$1,992	$5,458	$6,915
Retail segment	14,886	10,520	40,839	40,544
Acquisitions (4) (5)	15	1,807	6,153	11,376
Consolidated Total	$15,999	$14,319	$52,450	$58,835

	March 31, 2008	June 30, 2007
Total Assets:
Wholesale segment	$353,957	$416,237
Retail segment	446,375	425,382
Inventory profit elimination (6)	(40,941)	(39,021)
Consolidated Total	$759,391	$802,598

(1)	Operating income for the wholesale segment for 2007 includes a pre-tax restructuring and impairment net recovery of $0.2 million for the March quarter and a charge of $13.4 million year to date.
(2)	Operating income for the retail segment for 2008 includes pre-tax restructuring and impairment charge of $4.0 million for the March quarter and year to date.

(3)
Represents the change in the inventory profit elimination necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned design center inventory existing at the end of the period.

(4)
Amount reflected as acquisitions for 2007 excludes the purchase (for consideration totaling $0.6 million) of a retail design center with an effective (closing) date of June 30, 2007 and for which funding did not occur until July 2, 2007.

(5)
Amount reflected as acquisitions for the three and nine months ended March 31, 2008 includes the purchase of two retail design centers and the purchase of a cut and sew plant in Mexico.  The amount reflected as acquisitions for the three months ended March 31, 2007 includes the purchase of two retail design centers.  The amount reflected as acquisitions for the nine months ended March 31, 2007 includes the purchase of nine retail design centers.

(6)	Represents the embedded wholesale profit contained in Ethan Allen-owned design center inventory that has not yet been realized. These profits are realized when the related inventory is sold.

There were 40 independent retail design centers located outside the United States at March 31, 2008. Approximately 2% to 3% of our net sales are derived from sales to these retail design centers.

(14)         Subsequent Events

Business Acquisitions
On May 2, 2008, we acquired, in a single transaction, three Ethan Allen retail design centers from an independent retailer for consideration of approximately $2.0 million of cash and forgiveness of receivables and assumed customer deposits of $3.2 million.

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

The following tables set forth the condensed consolidating balance sheets as of March 31, 2008 and June 30, 2007, the condensed consolidating statements of operations for the three and nine months ended March 31, 2008 and 2007, and the condensed consolidating statements of cash flows for the nine months ended March 31, 2008 and 2007 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Condensed Consolidating Balance Sheet
 (in thousands)
March 31, 2008
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$72,862	$4,149	$-	$-	$77,011
Accounts receivable, net	-	11,784	767	-	-	12,551
Inventories	-	-	227,298	-	(40,941)	186,357
Prepaid expenses and other current assets	-	19,810	21,634	-	-	41,444
Intercompany	-	735,894	201,026	-	(936,920)	-
Total current assets	-	840,350	454,874	-	(977,861)	317,363

Property, plant and equipment, net	-	12,625	330,535	-	-	343,160
Goodwill and other intangible assets	-	37,905	56,140	-	-	94,045
Other assets	-	3,764	1,059	-	-	4,823
Investment in affiliated companies	651,238	125,986	-	-	(777,224)	-
Total assets	$651,238	$1,020,630	$842,608	$-	$(1,755,085)	$759,391

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$-	$-	$41	$-	$-	$41
Customer deposits	-	-	46,363	-	-	46,363
Accounts payable	-	7,569	15,365	-	-	22,934
Accrued expenses and other current liabilities	6,462	43,550	18,829	-	-	68,841
Intercompany	276,814	43,443	616,611	52	(936,920)	-
Total current liabilities	283,276	94,562	697,209	52	(936,920)	138,179

Long-term debt	-	198,797	4,161	-	-	202,958
Other long-term liabilities	-	7,386	13,129	-	-	20,515
Deferred income taxes	-	28,067	-	-	-	28,067
Total liabilities	283,276	328,812	714,499	52	(936,920)	389,719

Shareholders’ equity	367,962	691,818	128,109	(52)	(818,165)	369,672
Total liabilities and shareholders’ equity	$651,238	$1,020,630	$842,608	$-	$(1,755,085)	$759,391

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)
Three Months Ended March 31, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$-	$157,138	$246,116	$-	$(167,353)	$235,901
Cost of sales	-	110,602	164,587	-	(164,475)	110,714
Gross profit	-	46,536	81,529	-	(2,878)	125,187

Selling, general and administrative expenses	42	12,893	92,679	-	-	105,614
Restructuring and impairment charge, net	-	-	3,993	-	-	3,993
Total operating expenses	42	12,893	96,672	-	-	109,607
Operating income (loss)	(42)	33,643	(15,143)	-	(2,878)	15,580

Interest and other miscellaneous income, net	8,888	(12,906)	52	-	5,341	1,375
Interest and other related financing costs	-	2,838	76	-	-	2,914
Income before income tax expense	8,846	17,899	(15,167)	-	2,463	14,041
Income tax expense	-	5,195	-	-	-	5,195

Net income (loss)	$8,846	$12,704	$(15,167)	$-	$2,463	$8,846

Three Months Ended March 31, 2007
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$-	$172,477	$235,230	$-	$(161,168)	$246,539
Cost of sales	-	120,586	154,633	1	(157,197)	118,023
Gross profit	-	51,891	80,597	(1)	(3,971)	128,516

Selling, general and administrative expenses	41	11,382	89,185	1	-	100,609
Restructuring and impairment charge, net	-	-	(180)	-	-	(180)
Total operating expenses	41	11,382	89,005	1	-	100,429
Operating income (loss)	(41)	40,509	(8,408)	(2)	(3,971)	28,087

Interest and other miscellaneous income, net	17,540	(5,025)	22	(78)	(10,120)	2,339
Interest and other related financing costs	-	2,851	76	-	-	2,927
Income before income tax expense	17,499	32,633	(8,462)	(80)	(14,091)	27,499
Income tax expense	-	10,000	-	-	-	10,000

Net income (loss)	$17,499	$22,633	$(8,462)	$(80)	$(14,091)	$17,499

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)
Nine months Ended March 31, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$469,918	$762,752	$-	$(488,532)	$744,138
Cost of sales	-	330,924	501,788	-	(486,671)	346,041
Gross profit	-	138,994	260,964	-	(1,861)	398,097

Selling, general and administrative expenses	125	36,158	280,934	13	-	317,230
Restructuring and impairment charge, net	-	-	3,993	-	-	3,993
Total operating expenses	125	36,158	284,927	13	-	321,223
Operating income (loss)	(125)	102,836	(23,963)	(13)	(1,861)	76,874

Interest and other miscellaneous income, net	47,097	(17,668)	667	-	(23,618)	6,478
Interest and other related financing costs	-	8,564	229	-	-	8,793
Income before income tax expense	46,972	76,604	(23,525)	(13)	(25,479)	74,559
Income tax expense	-	27,587	-	-	-	27,587

Net income (loss)	$46,972	$49,017	$(23,525)	$(13)	$(25,479)	$46,972

Nine months Ended March 31, 2007
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$-	$493,039	$726,020	$-	$(472,278)	$746,781
Cost of sales	-	346,462	480,842	15	(469,133)	358,186
Gross profit	-	146,577	245,178	(15)	(3,145)	388,595

Selling, general and administrative expenses	124	32,328	263,844	11	-	296,307
Restructuring and impairment charge, net	-	-	13,442	-	-	13,442
Total operating expenses	124	32,328	277,286	11	-	309,749
Operating income (loss)	(124)	114,249	(32,108)	(26)	(3,145)	78,846

Interest and other miscellaneous income, net	48,867	(25,580)	(118)	(55)	(15,968)	7,146
Interest and other related financing costs	-	8,551	229	-	-	8,780
Income before income tax expense	48,743	80,118	(32,455)	(81)	(19,113)	77,212
Income tax expense	-	28,019	450	-	-	28,469

Net income (loss)	$48,743	$52,099	$(32,905)	$(81)	$(19,113)	$48,743

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)
Nine months Ended March 31, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$94,269	$(67,614)	$40,605	$-	$-	$67,260

Cash flows from investing activities:
Capital expenditures	-	(3,895)	(42,402)	-	-	(46,297)
Acquisitions	-	-	(6,762)	-	-	(6,762)
Proceeds from the disposal of property, plant and equipment	-	-	6,936	-	-	6,936
Other	-	25	-	-	-	25
Net cash used in investing activities	-	(3,870)	(42,228)	-	-	(46,098)

Cash flows from financing activities:
Payments on long-term debt	-	-	(30)	-	-	(30)
Purchases and other retirements of company stock	(75,577)	-	-	-	-	(75,577)
Proceeds from issuance of common stock	472	-	-	-	-	472
Excess tax benefits from share-based payment arrangements	-	2,093	-	-	-	2,093
Dividends paid	(19,164)	-	-	-	-	(19,164)
Net cash provided by (used in) financing activities	(94,269)	2,093	(30)	-	-	(92,206)
Effect of exchange rate changes on cash	-	-	176	-	-	176

Net decrease in cash and cash equivalents	-	(69,391)	(1,477)	-	-	(70,868)
Cash and cash equivalents – beginning of period	-	142,253	5,626	-	-	147,879

Cash and cash equivalents – end of period	$-	$72,862	$4,149	$-	$-	$77,011

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)
Nine months Ended March 31, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$58,477	$(47,172)	$58,609	$-	$-	$69,914

Cash flows from investing activities:
Capital expenditures	-	(2,067)	(45,392)	-	-	(47,459)
Acquisitions	-	-	(11,376)	-	-	(11,376)
Proceeds from the disposal of property, plant and equipment	-	-	1,673	-	-	1,673
Other	-	86	-	-	-	86
Net cash used in investing activities	-	(1,981)	(55,095)	-	-	(57,076)

Cash flows from financing activities:
Payments on long-term debt	-	-	(29)	-	-	(29)
Payment of deferred financing costs	-	(107)	-	-	-	(107)
Purchases and other retirements of company stock	(40,197)	-	-	-	-	(40,197)
Proceeds from issuance of common stock	249	-	-	-	-	249
Excess tax benefits from share-based payment arrangements	-	4,954	-	-	-	4,954
Payment of cash dividends	(18,529)	-	-	-	-	(18,529)
Net cash provided by (used in) financing activities	(58,477)	4,847	(29)	-	-	(53,659)

Effect of exchange rate changes on cash	-	-	(34)	-	-	(34)

Net increase (decrease) in cash and cash equivalents	-	(44,306)	3,451	-	-	(40,855)

Cash and cash equivalents – beginning of period	-	172,246	1,555	-	-	173,801

Cash and cash equivalents – end of period	$-	$127,940	$5,006	$-	$-	$132,946

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

Results of Operations

Our revenues are comprised of (i) wholesale sales to independently owned and Company-owned retail design centers and (ii) retail sales of Company-owned design centers.  See Note 13 to our Consolidated Financial Statements for the three and nine months ended March 31, 2008 and 2007.

The components of consolidated revenue and operating income were as follows (in millions):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenue:
Wholesale segment	$156.3	$171.9	$468.5	$493.2
Retail segment	172.8	167.7	548.1	511.1
Elimination of inter-company sales	(93.1)	(93.1)	(272.5)	(257.5)
Consolidated Revenue	$235.9	$246.5	$744.1	$746.8

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

	Three Months Ended March 31,		Nine months Ended March 31,
	2008	2007	2008	2007
Operating Income:
Wholesale segment (1)	$26.7	$31.9	$79.8	$73.4
Retail segment (2)	(8.6)	(0.1)	(1.3)	8.5
Adjustment of inter-company profit (3)	(2.6)	(3.7)	(1.7)	(3.1)
Consolidated Operating Income	$15.6	$28.1	$76.9	$78.8

(1)	Operating income for the wholesale segment for 2007 includes a pre-tax restructuring and impairment net recovery of $0.2 million for the March quarter and a charge of $13.4 million year to date.
(2)	Operating income for the retail segment for 2008 includes a pre-tax restructuring and impairment net charge of $4.0 million for the March quarter and year to date.
(3)
Represents the change in the inventory profit elimination necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned design center inventory existing at the end of the period.

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

Consolidated revenue for the three months ended March 31, 2008 decreased by $10.6 million, or 4.3%, to $235.9 million, from $246.5 million for the three months ended March 31, 2007. During the quarter, sales were negatively affected by a weak retail environment for home furnishings which we believe is due to a continued weakening of consumer confidence with current economic conditions in the U.S. and abroad.  These factors were partially offset by (i) our ongoing efforts to reposition the retail network, (ii) new product introductions and (iii) an increase in the continued use of national television as an advertising medium.  Net sales for the period largely reflect the delivery of product associated with booked orders and backlog existing as of the end of the preceding quarter.

To date, our repositioning of the retail network has involved three primary elements; opening of design centers appropriately sized for the market, whether new or relocated, in more prominent locations; development of a more focused advertising campaign to highlight our solutions-based approach and position Ethan Allen as an authority in style and design; and investment within the retail network to strengthen the existing management structure.  Implementation of our project management initiative, which has resulted in the promotion and/or hiring of more than 300 project managers, has enabled us to increase the level of service, professionalism, interior design competence, efficiency, and effectiveness of retail design center personnel. With project managers actively partnering with design consultants and their customers, we believe we have improved the customer service experience and facilitated, to some degree, better awareness of potential cross-selling opportunities.

Wholesale revenue for the third quarter of fiscal 2008 decreased by $15.6 million, or 9.1%, to $156.3 million from $171.9 million in the prior year comparable period.  The quarter-over-quarter decrease was primarily attributable to a lower incoming order rate resulting in lower shipments to independent dealers, lower sales in comparable Retail design centers, and one less shipping day this quarter.  The incoming order rate reflects the softer retail environment for home furnishings as well as fewer independent dealers during the period.

Retail revenue from Ethan Allen-owned design centers for the three months ended March 31, 2008 increased by $5.1 million, or 3.0%, to $172.8 million from $167.7 million for the three months ended March 31, 2007. The increase in retail sales by Ethan Allen-owned design centers was attributable to an increase in sales generated by newly opened (including relocated) or acquired design centers of $12.7 million.  These favorable variances were partially offset by (i) reduced revenue from sold and closed design centers,  which generated $5.9 million fewer sales in the third quarter of fiscal 2008 as compared to the same period in fiscal 2007, and (ii) a decrease in comparable design center delivered sales of $1.8 million, or 1.1%.  The number of Ethan Allen-owned design centers decreased to 153 as of March 31, 2008 as compared to 154 as of March 31, 2007.  During that twelve month period, we acquired five design centers from independent retailers and opened twelve design centers (eight of which were relocations), closed ten design centers, and converted four from traditional design centers to design studios.

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

Quarter-over-quarter, written business of Ethan Allen-owned design centers decreased 3.8% while comparable design centers written business decreased 6.8%.  Over that same period, wholesale orders decreased 11.8%.  Both retail and wholesale written business likely reflects the softer retail environment for home furnishings noted throughout the period.  This has likely been offset, to some degree, by (i) our continued efforts to reposition the retail network, (ii) recent product introductions, and (iii) an increase in the continued use of national television as an advertising medium.

Gross profit decreased during the quarter to $125.2 million from $128.5 million in the prior year comparable quarter.  The $3.3 million, or 2.6%, decrease in gross profit was primarily attributable to (i) the reduction in net sales of 4.3%, (ii) an overall decrease in shipments within the wholesale segment, and (iii) lower margin percentages within the retail segment due to low margin closeout sales and consolidation events at locations being closed and discontinued product sales. These factors were partially offset by (i) a favorable shift in sales mix with retail sales representing a higher proportionate share of total sales in the current quarter (73%) compared to the prior year period (68%), and (ii) improved margins resulting from better plant performance within the Company’s domestic manufacturing operations.  Consolidated gross margin increased to 53.1% for the third quarter of fiscal 2008 from 52.1% in the prior year quarter as a result, primarily, of the factors set forth above.

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the three months ended March 31, 2008 and 2007:

On January 10, 2008 we announced a plan to consolidate the operations of certain company owned retail design centers and retail service centers. During the quarter ended March 31, 2008 four design centers were converted to design studios better suited to the markets they serve.  In addition, seven design centers and two retail service centers were closed and, for the most part, were consolidated into other existing operations.  We recorded pre-tax restructuring and impairment charge of $4.0 million during the quarter ended March 31, 2008, including $0.9 million of lease cancellation costs, $0.4 million for employee severance, benefits and other exit costs, and $2.6 million, in non-cash fixed asset impairment charges, primarily for real property and leasehold improvements associated with the closure of several retail locations.  The Company expects to incur an additional $3.0 million to $4.0 million pre-tax restructuring and impairment charge during the fourth quarter of fiscal 2008, after which time the consolidation plan should be complete, apart from the sale of owned properties affected by the action, which we anticipate completing within the next twelve months.

Operating expenses increased $9.2 million, or 9.1%, to $109.6 million, or 46.5% of sales, in the current quarter from $100.4 million, or 40.7% of sales, in the prior year quarter.  Other contributing factors to the increase were costs associated with occupying and operating additional design centers since last year at this time, plus higher advertising costs and sales volume related costs on higher sales within retail.  These include our continued efforts to reposition the retail network which, during the period, resulted in higher costs associated with occupancy, designer compensation, managerial salaries and benefits, and delivery and warehousing.

Consolidated operating income for the three month period ended March 31, 2008 totaled $15.6 million, or 6.6% of sales, as compared to $28.1 million, or 11.4% of sales, for the three months ended March 31, 2007. This decrease of $12.5 million is due to an increase in period over period operating expenses, and a decrease in gross profit, both of which were discussed previously.

Wholesale operating income for the three months ended March 31, 2008 totaled $26.7 million, or 17.1% of sales, as compared to $31.9 million, or 18.5% of sales, in the prior year comparable quarter. The decrease of $5.2 million was primarily attributable to (i) a decrease in sales volume, (ii) a shift in product mix within the upholstery division, and (iii)

higher energy and material costs.  These unfavorable factors were partially offset by improved performance within our manufacturing operations, including a reduction in overhead as a result of past plant closures.

Retail operating income decreased $8.4 million to a loss of $8.5 million, or 4.9% of sales, for the third quarter of fiscal 2008 from a loss of $0.1 million, or 0.1% of sales, for the third quarter of fiscal 2007.  The decrease in retail operating income generated by Ethan Allen-owned design centers was primarily attributable to (i) higher operating expenses as a result of our continued efforts to reposition the retail network including costs for newly opened (including relocated) and acquired design centers, (ii) the restructuring and impairment charge mentioned above, and (iii) incremental markdowns on closeout sales and higher than normal Lifestyle conversion activity in the quarter.  These unfavorable variances were partially offset by higher sales volume generated by newly opened, relocated, and acquired design centers.

Interest and other miscellaneous income, net decreased $1.0 million from the prior year comparable quarter.  The decrease was due, primarily to a decrease in investment income resulting from lower cash and short-term investment balances maintained during the current period and lower rates of interest, partially offset by gains recorded in connection with the sale of selected real estate assets.

Interest and other related financing costs amounted to $2.9 million in both the current and prior year periods.  This amount consists, primarily, of interest expense incurred in connection with our issuance of senior unsecured debt in September 2005.

Income tax expense for the three months ended March 31, 2008 totaled $5.2 million as compared to $10.0 million for the three months ended March 31, 2007.  Our effective tax rate for the current quarter was 37.0% compared to 36.4% in the prior year quarter.  The effective tax rate was a result, primarily, of the adverse effects of recently-enacted changes within certain state tax legislation, increased state income tax liability arising in connection with the operation of a greater number of Company-owned design centers, and increased foreign income tax liability associated with our five retail design centers operating in Canada and our manufacturing operation in Mexico.  Partially offsetting these items were the benefits derived from the manufacturers’ deduction provided for under The Jobs Creation Act of 2004 and certain tax planning initiatives.

For the three months ended March 31, 2008, we recorded net income of $8.8 million as compared to $17.5 million in the prior year comparable period.  Net income per diluted share totaled $0.30 in the current quarter and $0.54 in the prior year quarter.

Nine months Ended March 31, 2008 Compared to nine months Ended March 31, 2007

Consolidated revenue for the nine months ended March 31, 2008 decreased by $2.6 million, or 0.4%, to $744.1 million, from $746.8 million for the nine months ended March 31, 2007. Net sales for the period largely reflect the delivery of product associated with booked orders and backlog existing as of the beginning of the period.  During the nine month period, sales were positively impacted by (i) our continued efforts to reposition the retail network, and (ii) new product introductions. These factors were offset by a weak retail environment for home furnishings that we attribute partly to continued economic concerns in the U.S. and abroad.

Wholesale revenue for the first nine months of fiscal 2008 decreased by $24.7 million, or 5.0%, to $468.5 million from $493.2 million in the prior year comparable period.  The decrease was largely from a decline in the incoming order rate as a result of the softer retail environment for home furnishings noted during the period.

Retail revenue from Ethan Allen-owned design centers for the nine months ended March 31, 2008 increased by $37.0 million, or 7.2%, to $548.1 million from $511.1 million for the nine months ended March 31, 2007. This increase was attributable to an increase in sales generated by newly opened (including relocated) or acquired design centers of $49.8 million.  This favorable variance was partially offset by (i) reduced revenue from sold and closed design centers, which generated $10.5 million fewer sales in the first nine months of fiscal 2008 as compared to the same period in fiscal 2007, and (ii) a decrease in comparable design center delivered sales of $2.3 million, or 0.5%.

During the first nine months of fiscal 2008, written business of Ethan Allen-owned design centers increased 2.4% and comparable design centers written business decreased 4.5% as compared to the prior year comparable period.  Over that same period, wholesale orders decreased 7.3%.  Retail written business likely reflects (i) our continued efforts to reposition the retail network, (ii) recent product introductions, and (iii) our continued use of national television as an advertising medium.  These factors have likely been offset, to some degree, by the softer retail environment for home furnishings noted throughout the period.  Wholesale written business reflects the impact of the aforementioned factors.

Gross profit increased during the first nine months of fiscal 2008 to $398.1 million from $388.6 million in the prior year comparable period.  The $9.5 million, or 2.4%, increase in gross profit was primarily attributable to (i) a shift in sales mix with retail sales representing a higher proportionate share of total sales in the current nine month period (74%) compared to the prior year period (68%), and (ii) improved performance within our remaining product sourcing operations, including a reduction in overhead as a result of past plant closures.  These favorable factors were partially offset by (i) an overall decrease in shipments within the wholesale segment, (ii) a shift in product mix within the upholstery division and (iii) higher energy and material costs.  Consolidated gross margin increased to 53.5% for the first nine months of fiscal 2008 from 52.0% in energy and the prior year comparable period as a result, primarily, of the factors set forth above.

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the nine months ended March 31, 2008 and 2007:

We explained in the preceding paragraph on operating profit for the quarter the impact of our January 10, 2008 plans to consolidate the operations of about twelve company owned retail design centers and two retail service centers on operating profit. During the three and nine months ended March 31, 2008, pre-tax restructuring and impairment charges of $4.0 million are included in operating expenses.

On September 6, 2006, we announced a plan to close our Spruce Pine, North Carolina case goods manufacturing facility and convert our Atoka, Oklahoma upholstery manufacturing facility into a regional distribution center.  In connection with this initiative, we permanently ceased production at both locations, allocating production among our remaining domestic manufacturing locations and selected offshore suppliers. The decision impacted approximately 465 employees with the reduction in headcount occurring during the second and third quarters of fiscal 2007.  We recorded a pre-tax restructuring and impairment charge of $14.1 million during the quarter ended September 30, 2006, of which $4.0 million was related to employee severance and benefits and other plant exit costs, and $10.1 million, which was non-cash in nature, was related to fixed asset impairment charges, primarily for real property and machinery and equipment, stemming from the decision to cease production activities.  During the nine months ended March 31, 2007, adjustments totaling $0.2 million were recorded to reverse remaining previously established accruals which were no longer deemed necessary.

Operating expenses increased $11.5 million, or 3.7%, to $321.2 million, or 43.2% of sales, in the current nine month period from $309.7 million, or 41.5% of sales, in the prior year comparable period.  The increase was primarily attributable to increased costs associated with our continued efforts to reposition the retail network which, during the period, resulted in higher costs associated with occupancy, designer compensation, managerial salaries and benefits, and delivery and warehousing.

Consolidated operating income for the nine month period ended March 31, 2008 totaled $76.9 million, or 10.3% of sales, as compared to $78.8 million, or 10.6% of sales, for the nine months ended March 31, 2007. This decrease of $2.0 million is largely due to the factors impacting operating expenses discussed above, partially offset by improvements in gross profit and restructuring and impairment charges.

Wholesale operating income for the nine months ended March 31, 2008 totaled $79.8 million, or 17.0% of sales, as compared to $73.4 million, or 14.9% of sales, in the prior year comparable period. The increase of $6.4 million was primarily attributable to (i) the prior period restructuring and impairment charge mentioned above, and (ii) improved performance within our remaining product sourcing operations, including a reduction in overhead as a result of past plant closures.  These factors were partially offset by an overall decrease in wholesale shipments during the period.

Retail operating income decreased $9.8 million to a loss of $1.3 million, or 0.2% of sales, for the first nine months of fiscal 2008 from operating income of $8.5 million, or 1.7% of sales, for the first nine months of fiscal 2007. The decrease in retail operating income generated by Ethan Allen-owned design centers was primarily attributable to (i) higher operating expenses as a result of our continued efforts to reposition the retail network including costs for newly opened (including relocated) and acquired design centers including the restructuring charges noted above, and (ii) increased costs driven by higher sales volume including commissions and warehousing costs.  These unfavorable variances were partially offset by gross margin on higher sales volume generated by newly opened (including relocations) and acquired design centers.

Interest and other miscellaneous income, net decreased $0.7 million from the prior year comparable period.  The decrease was primarily due to a decrease in investment income resulting from lower cash and short-term investment balances maintained during the current period and lower rates of interest, partially offset by gains recorded in connection with the sale of selected real estate assets.

Interest and other related financing costs amounted to $8.8 million in both the current and prior year periods.  This amount consists, primarily, of interest expense incurred in connection with our issuance of senior unsecured debt in September 2005.

Income tax expense for the nine months ended March 31, 2008 totaled $27.6 million as compared to $28.5 million for the nine months ended March 31, 2007.  Our effective tax rate for the current nine month period was 37.0%, compared to 36.9% in the prior year comparable period. The effective tax rate was a result, primarily, of the adverse effects of recently-enacted changes within certain state tax legislation, increased state income tax liability arising in connection with the operation of a greater number of Company-owned design centers, and increased foreign income tax liability associated with our five retail design centers operating in Canada and our manufacturing operation in Mexico.  Partially offsetting these items were the benefits derived from the manufacturers’ deduction provided for under The Jobs Creation Act of 2004 and certain tax planning initiatives.

For the nine months ended March 31, 2008, we recorded net income of $47.0 million as compared to $48.7 million in the prior year comparable period, both of which included the aforementioned restructuring and impairment charges.  Net income per diluted share totaled $1.58 in the current period and $1.50 per diluted share in the prior year period.

Liquidity and Capital Resources

At March 31, 2008, we held cash and cash equivalents of $77.0 million.  Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, and borrowing capacity under a $200.0 million revolving credit facility.

The credit facility includes an accordion feature which provides for an additional $100.0 million of liquidity, if needed, as well as sub-facilities for trade and standby letters of credit of $100.0 million and swingline loans of $5.0 million.  The credit facility contains various covenants which may limit our ability to incur debt; engage in mergers and consolidations; make restricted payments; sell certain assets; make investments; and issue stock. We are also required to meet certain financial covenants including a fixed charge coverage ratio, which shall not be less than 3.00 to 1 for any period of four consecutive fiscal quarters ended on or after June 30, 2005, and a leverage ratio, which shall not be greater than 3.00 to 1 at any time.  As of March 31, 2008, we had satisfactorily complied with these covenants.

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

In connection with the issuance of the Senior Notes, Global, in July and August 2005, entered into six separate forward contracts to hedge the risk-free interest rate associated with $108.0 million of the related debt in order to mitigate the negative impact of interest rate fluctuations on earnings, cash flows and equity. The forward contracts were entered into with a major banking institution thereby mitigating the risk of credit loss. Upon issuance of the Senior Notes and settlement of the related forward contracts, losses totaling $0.9 million were incurred representing the change in the fair value of the forward contracts since their respective trade dates. In accordance with SFAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended, it was determined that a portion of the related losses was the result of hedge ineffectiveness and, as such, $0.1 million of the losses was included, within interest and other related financing costs, in the Consolidated Statement of Operations for the three month period ended September 30, 2005.  The balance of the losses is included (on a net-of-tax basis) in the Consolidated Balance Sheets within accumulated other comprehensive income and is being amortized to interest expense over the life of the Senior Notes.  The remaining unamortized balance of these forward contract losses totaled $0.6 million ($0.4 million, net-of-tax) as of March 31, 2008.

A summary of net cash provided by (used in) operating, investing, and financing activities for the nine month periods ended March 31, 2008 and 2007 is provided below (in millions):

	Nine Months Ended March 31,
	2008	2007
Operating Activities
Net income plus depreciation and amortization	$65.0	$66.0
Working capital	(9.2)	(5.2)
Excess tax benefits from share-based payment arrangements	(2.1)	(4.9)
Other (non-cash items, long-term assets and liabilities)	13.5	14.0
Total provided by operating activities	$67.3	$69.9

Investing Activities
Capital expenditures	$(46.3)	$(47.5)
Acquisitions	(6.8)	(11.4)
Asset sales	6.9	1.7
Other	0.0	0.1
Total provided by (used in) investing activities	$(46.1)	$(57.1)

Financing Activities
Issuances of common stock	0.5	0.2
Purchases of company stock	(75.6)	(40.2)
Payment of dividends	(19.2)	(18.5)
Payment of deferred financing costs	-	(0.1)
Excess tax benefits from share-based payment arrangements	2.1	4.9
Total provided by (used in) financing activities	$(92.2)	$(53.7)

Operating Activities
As compared to the same period in fiscal year 2007, cash provided by operating activities decreased $2.7 million during the nine months ended March 31, 2008, primarily as a result of changes in working capital (accounts receivable, inventories, prepaid and other current assets, customer deposits, payables, and accrued expenses and other current liabilities) arising in the ordinary course of business. These effects were partially offset by reductions in cash paid for restructuring charges, and income taxes .

Investing Activities
As compared to the same period in fiscal year 2007, cash used in investing activities decreased $11.0 million during the nine months ended March 31, 2008 due, primarily, to (i) a reduction in cash utilized to fund acquisition activity and capital expenditures, and (ii) an increase in proceeds related to the disposition of certain property, plant and equipment.

The current level of capital spending is principally attributable to (i) new design center development and renovation, (ii) entity-wide technology initiatives, and (iii) improvements within our remaining manufacturing facilities.  We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities
As compared to the same period in fiscal year 2007, cash used in financing activities increased $38.5 million during the nine months ended March 31, 2008 as a result, primarily, of an increase in payments related to the acquisition of treasury stock.  On November 13, 2007, we declared a dividend of $0.22 per common share, payable on January 25, 2008, to shareholders of record as of January 10, 2008.  On April 22, 2008 we also declared a dividend of $0.22 per common share, payable on July 25, 2008 to shareholders of record on July 10, 2008.  We expect to continue to declare quarterly dividends for the foreseeable future.

As of March 31, 2008, our outstanding debt totaled $203.0 million, the current and long-term portions of which amounted to less than $0.1 million and $203.0 million, respectively.  The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are: less than $0.1 million in each of fiscal 2008, 2009, and 2010; and $3.9 million in fiscal 2011.  The balance of our long-term debt ($199.0 million) matures in fiscal years 2012 and thereafter.

We had no revolving loans outstanding under the credit facility as of March 31, 2008, and stand-by letters of credit outstanding under the facility at that date totaled $15.1 million.  Remaining available borrowing capacity under the facility was $184.9 million at March 31, 2008.

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

On July 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  As discussed further in Note 3 to the Company’s consolidated financial statements, FIN 48 requires the recognition of a liability for unrecognized tax benefits, including related interest and penalties. As of July 1, 2007, upon adoption of FIN 48, we had unrecognized income tax benefits totaling $4.8 million and related accrued interest and penalties of $1.4 million (after related tax benefits), all of which was reclassified from current to long-term liabilities upon adoption. Since adopting FIN 48, our unrecognized tax benefits have decreased by $1.0 million and related interest and penalties have increased $0.4 million.  These changes resulted from settlements reached with New York for tax years 1998 through 2003 that reduced the unrecognized tax benefits and related interest by $1.8 million.  The settlements were partially offset by additional unrecognized tax benefits of $0.8 million in state exposures.  We do not currently anticipate significant changes in such amounts over the next twelve months. The payment obligations associated with these liabilities have not been reflected in our contractual obligations disclosure referred to above due to the absence of scheduled maturities and the resultant uncertainty regarding the timing of future cash outflows associated with such obligations. Therefore, the timing of these payments cannot be determined, except for amounts estimated to be payable within twelve months that are included in current liabilities, of which there are none as March 31, 2008.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements.  As of March 31, 2008, we had working capital of $179.2 million and a current ratio of 2.30 to 1.   In addition to using available cash to fund changes in working capital, necessary capital expenditures, acquisition activity, the repayment of debt, and the payment of dividends, we have been authorized by our Board of Directors to repurchase our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us.  All of our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity.

During the nine months ended March 31, 2008 and 2007, we repurchased and/or retired the following shares of our common stock:

	Nine Months Ended March 31,
	2008(1)(2)	2007(3)(4)(5)
Common shares repurchased	2,259,631	1,059,500
Cost to repurchase common shares	$69,745,024	$37,012,601
Average price per share	$30.87	$34.93

(1)	Repurchase activity for the nine months ended March 31, 2008 excludes $3,436,230 in common stock repurchases with a June 2007 trade date and a July 2007 settlement date.
(2)
During August 2007, we also retired 661,688 shares of common stock tendered upon the exercise of outstanding employee stock options (592,861 to cover share exercise and 68,827 to cover related employee tax withholding liabilities). The total value of such shares on the date redeemed was $23,033,359, representing an average price per share of $34.81.

(3)	Repurchase activity for the nine months ended March, 2007 excludes $1,000,807 in common stock repurchases with a June 2006 trade date and a July 2006 settlement date.
(4)
During February 2007 we also retired 369,601 shares of common stock tendered upon the exercise of outstanding employee stock options (272,556 to cover share exercise and 97,045 to cover related employee tax withholding liabilities).  The total value of such shares on the date redeemed was $14,351,607, at an average price per share of $38.83.

(5)
During August 2006, we also retired 185,930 shares of common stock tendered upon the exercise of outstanding employee stock options (137,517 to cover share exercise and 48,413 to cover related employee tax withholding liabilities). The total value of such shares on the date redeemed was $7,154,586, at an average price per share of $38.48.

For each of the periods presented above, we funded our purchases of treasury stock with existing cash on hand and cash generated through current period operations.  On July 24, 2007, the Board of Directors increased the then remaining share repurchase authorization to 2,500,000 shares.  On November 13, 2007, the Board of Directors increased the then remaining share repurchase authorization to 2,000,000 shares.  As of March 31, 2008, we had a remaining Board authorization to repurchase 1,567,669 shares.

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

In connection with the issuance of the Senior Notes, Global, in July and August 2005, entered into six separate forward contracts to hedge the risk-free interest rate associated with $108.0 million of the related debt in order to mitigate the negative impact of interest rate fluctuations on earnings, cash flows and equity. The forward contracts were entered into with a major banking institution thereby mitigating the risk of credit loss. Upon issuance of the Senior Notes in September 2005, the related forward contracts were settled. At the present time we have no current plans to engage in further hedging activities.

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

Retailer-Related Guarantees

Independent Retailer Credit Facility
We have obligated ourselves, on behalf of one of our independent retailers, with respect to a $1.5 million credit facility (the "Credit Facility") comprised of a $1.1 million revolving line of credit and a $0.4 million term loan. This obligation requires us, in the event of the retailer’s default under the Credit Facility, to repurchase the retailer’s inventory, applying such purchase price to the retailer’s outstanding indebtedness under the Credit Facility. Our obligation remains in effect for the life of the term loan.  The original agreement, which expired in April 2008, was replaced with a new agreement with the same terms and conditions which expires in December 2008. The maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is limited to the amount outstanding under the Credit Facility at the time of default (subject to pre-determined lending limits based on the value of the underlying inventory) and, as such, is not an estimate of future cash flows.  No specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this obligation, except to the extent that we maintain the right to take title to the repurchased inventory. We anticipate that the repurchased inventory could subsequently be sold through our retail design center network.

As of March 31, 2008, the amount outstanding under the Credit Facility totaled approximately $1.2 million, of which $0.9 million was outstanding under the revolving credit line and $0.3 million under the term loan.  Based on the underlying creditworthiness of the respective retailer, we believe this obligation will expire without requiring funding by us. However, in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, a liability has been established to reflect our non-contingent obligation under this arrangement as a result of modifications made to the Credit Facility subsequent to January 1, 2003.  As of March 31, 2008, the carrying amount of such liability is less than $50,000.

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

Product Warranties
Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry.  All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation.  In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of March 31, 2008, our product warranty liability totaled $1.6 million.

Business Outlook

While we cannot forecast, with any degree of certainty, changes in the various macro-economic factors that influence the incoming order rate, we believe that we are well positioned for the next phase of economic growth based upon our existing business model which includes: (i) an established brand; (ii) a comprehensive complement of home decorating solutions; and (iii) a vertically-integrated operating structure.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Vice President-Finance ("VPF"), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and VPF, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Certain information regarding purchases made by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2008 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 2008	220,100	$24.10	220,100	1,684,900
February 2008	-	-	-	1,684,900
March 2008	117,231	$26.29	117,231	1,567,669
Total	337,331	$24.86	337,331

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

DATE:	May 7, 2008	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari Chairman, President and Chief Executive Officer (Principal Executive Officer)
DATE:	May 7, 2008	BY: /s/ David R. Callen
David R. Callen Vice President, Finance & Treasurer (Principal Financial Officer and Principal Accounting Officer)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Exhibit
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer