Form 10-K
period 2008-06-30
ETHAN ALLEN INTERIORS INC
filed 2008-08-22
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008 OR

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

None

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☒ Yes ☐ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                       ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                 ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).                     ☐  Yes  ☒  No

The aggregate market value of the Registrant’s common stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on December 31, 2007, (the last day of the Registrant’s most recently completed second fiscal quarter) was approximately $827,128,995.  As of July 31, 2008, there were 28,708,959 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  The Registrant’s definitive Proxy Statement for the 2008 Annual Meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, is incorporated by reference into Part III hereof.

PART I

Item 1. Business

Background

Incorporated in Delaware in 1989, Ethan Allen Interiors Inc., through its wholly-owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, “We,” “Us,” “Our,” “Ethan Allen” or the “Company”), is a leading manufacturer and retailer of quality home furnishings and accessories, offering a full complement of home decorating and design solutions through one of the country’s largest home furnishing retail networks.  In recent years, we have made, and continue to make, considerable investment in our business in order to expand and improve our interior design capabilities.  In order to better reflect these expanded capabilities, we have changed the designation of our Ethan Allen retail outlets from “stores” to “design centers”.  The Company was founded in 1932 and has sold products under the Ethan Allen brand name since 1937.

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

The retail segment sells home furnishings and accessories to consumers through a network of Company owned design centers.  Retail revenue is generated upon the retail sale and delivery of our product to our customers.  Retail profitability includes (i) the retail gross margin, which represents the difference between the retail sales price and the cost of goods purchased from the wholesale segment, and (ii) other operating costs associated with retail segment activities.

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

In fiscal 2008, wholesale sales to independent retailers and retail sales of Company owned design centers accounted for approximately 26% and 74%, respectively, of our total net sales.

Wholesale Segment Overview:

Wholesale net sales for each of the last three fiscal years are summarized below (in millions):

	Fiscal Year Ended June 30,
	2008	2007	2006
Wholesale net sales	$616.2	$656.0	$736.1

Wholesale net sales for each of the last three fiscal years, allocated by product line, were as follows:

	Fiscal Year Ended June 30,
	2008	2007	2006
Case Goods	43%	44%	48%
Upholstered Products	40	38	37
Home Accessories and Other	17	18	15
	100%	100%	100%

We operate ten manufacturing facilities, including four case good plants (two of which include separate sawmill operations), five upholstery plants and one home accessory plant, located within the United States and one in Mexico.  We also source selected case good, upholstery, and home accessory items from third-party suppliers located both domestically and outside the United States.

As of June 30, 2008, we maintained a wholesale backlog of $33.0 million (as compared to $43.1 million as of June 30, 2007) which is anticipated to be serviced in the first quarter of fiscal 2009.  Backlog at a point in time is a result, primarily, of net orders booked in prior periods, manufacturing schedules, timing associated with the receipt of sourced product, and the timing and volume of wholesale shipments. Because orders may be rescheduled and/or canceled, the measure of backlog at a point in time may not necessarily be indicative of future sales performance.

For the twelve months ended June 30, 2008, net orders booked at the wholesale level, which includes orders generated by independently owned and Company owned design centers, totaled $617.1 million as compared to $670.6 million for the twelve months ended June 30, 2007.  In any given period, net orders booked may be impacted by the timing of floor sample orders received in connection with new product introductions.  New product offerings may be made available to the retail network at any time during the year, including in connection with our periodic retailer conferences.

Retail Segment Overview:

Retail net sales for each of the last three fiscal years are summarized below (in millions):

	Fiscal Year Ended June 30,
	2008	2007	2006
Retail net sales	$724.6	$698.6	$691.0

We sell our products through a dedicated network of 295 retail design centers.  As of June 30, 2008, we owned and operated 159 design centers and independent retailers owned and operated 136 design centers (as compared to 158 and 155, respectively, at the end of the prior fiscal year). The ten largest independent retailers own a total of 55 design centers, which, based on net orders booked, accounted for approximately 10% of total net sales in fiscal 2008.

During fiscal 2008 we acquired five design centers from, and opened one previously owned by independent retailers, and opened eighteen new design centers (of which eleven were relocations).  In addition, during the past year, independent retailers opened five new design centers (of which one was a relocation), and closed seventeen design centers.  In the past five years, we and our independent retailers have, on a combined basis, opened 98 new design centers, 43 of which were relocations.  The geographic distribution of all retail design center locations is included under Item 2 of Part I of this Annual Report.

We pursue further expansion of the Company owned retail business by opening new design centers, relocating existing design centers and, when appropriate, acquiring design centers from independent retailers. In addition, we continue to promote the growth of our independent retailers through ongoing support in the areas of market analysis, site selection, and business development. All retailers are required to enter into license agreements with us which (i) authorize the use of certain Ethan Allen service marks and (ii) require adherence to certain standards of operation, including a requirement to fulfill related warranty service agreements.  We are not subject to any territorial or exclusive retailer agreements in the United States.

Products

Our strategy has been to position Ethan Allen as a “preferred” brand with superior quality and value while, at the same time, providing consumers with a comprehensive, one-stop shopping solution for their home furnishing needs.  In carrying out our strategy, we continue to expand our reach to a broader consumer base through a diverse selection of attractively priced products, many of which have been designed to complement one another, reflecting the recent trend toward more eclectic home decorating.  Recent product introductions, as well as increased styles and fabric selections within our custom upholstery line, new finishes for, and redesigns of, previous product introductions, and expanded product offerings to accommodate today’s home decorating trends, are serving to redefine Ethan Allen, positioning us as a leader in style.

In an effort to more effectively position ourselves as a provider of interior design solutions, we introduced a merchandising strategy which involves the grouping of our product offerings, previously categorized by collection, into seven distinct product “lifestyles”, each reflecting the diversity and eclecticism that we believe represents the best in American design.  In accordance with this merchandising strategy, new products are designed and developed to reflect unique elements applicable to one or more of the following lifestyles: Country House; Estate; Glamour; Global; Loft; Metro; and Villa.

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

We continuously monitor changes in home design trends through attendance at international industry events and fashion shows, internal market research, and regular communication with our retailers and design center design consultants who provide valuable input on consumer tendencies.  Observations and input gathered as a result of our efforts enable us to incorporate appropriate style details into our products thereby allowing us, we believe, to react quickly to changing consumer tastes. For example, since 2004, approximately 63% of our current complement of product offerings is new.  The balance has been refined and enhanced through product redesign, additions, deletions, and/or finish changes. Such undertakings are indicative of our ability to adapt to the current consumer trend toward more casual and eclectic lifestyles while, at the same time, maintaining a classic appeal.

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

Product Sourcing Activities

We are one of the largest manufacturers of home furnishings in the United States, currently manufacturing and/or assembling approximately 60% of our products within ten manufacturing facilities, two of which include separate sawmill operations. The balance of our production is outsourced, according to our own internally-developed design specifications, through third-party suppliers, most of which are located outside the United States.  Our case good facilities are located in the Northeast and Southeast regions of the country where they are close to sources of raw materials and skilled craftsmen. Upholstery facilities are located across the country in order to reduce shipping costs to retail design centers and are situated where skilled craftsmen are available.  Our U.S. plants are supported by a cut and sew operation in Mexico.  We believe that continued investment in our manufacturing facilities, combined with an appropriate level of outsourcing through both foreign and domestic suppliers, will accommodate future sales growth and allow us to maintain an appropriate degree of control over cost, quality and service to our customers.

Raw Materials and Other Suppliers

The most important raw materials we use in furniture manufacturing are lumber, veneers, plywood, hardware, glue, finishing materials, glass, mirrored glass, laminates, fabrics, foam, and filling material.  The various types of wood used in our products include cherry, ash, oak, maple, prima vera, mahogany, birch and pine, substantially all of which are purchased domestically.

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

Distribution and Logistics

Within the wholesale segment, we warehouse and distribute our products primarily through a national network of five distribution centers (four of which are owned) strategically located throughout the United States. These distribution centers hold finished product received from our manufacturing facilities and our third-party suppliers, for shipment to retail design centers and retail service centers.  From time to time, we may also rent temporary warehouse space and/or utilize third-party logistics service providers to accommodate our additional storage needs.  We stock selected case goods, upholstery and accessories to provide for quick delivery of in-stock items and to allow for more efficient production runs.

Wholesale shipments are made utilizing our own fleet of trucks and trailers or through subcontracting agreements with independent carriers.  Approximately 46% of our fleet (trucks and trailers) is leased under operating lease agreements with terms ranging from 24 to 72 months.

Our policy is to sell our products at the same delivered cost to all Company owned and independently owned design centers nationwide, regardless of their shipping point. The adoption of this policy has created pricing credibility with our customers and provided our retail network the opportunity to achieve more consistent margins as fluctuations attributable to the cost of shipping have been eliminated.  Further, this policy has eliminated the need for our independent retailers to carry significant amounts of inventory in their own warehouses.  As a result, we obtain more accurate information regarding product demand in order to better plan production runs and manage inventory levels.

Marketing Programs

We believe that our ability to create high-quality marketing programs and coordinate advertising efforts for Ethan Allen design centers, including, from time to time, coordination of local market advertising, provides a competitive advantage over other home furnishing manufacturers and retailers.  With a dedicated network of about 300 retail design centers taking advantage of such internally-developed marketing efforts, we believe we are better positioned to fulfill our brand promise on a more consistent basis.

The objectives of our marketing campaign are to (i) communicate our position as both a leader in style and a full-service provider of home decorating and design solutions, and (ii) drive traffic into the retail design center network.  In support of these objectives, several forms of media are utilized, including television (both national and local), direct mail, newspapers, magazines, radio, and our internet website.  We also conduct a national email marketing campaign which serves to distribute electronic newsletters containing inspirational interior design ideas to a growing database of consumers.

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

The Ethan Allen direct mail magazine, which brands our product lifestyles and communicates the breadth of our services, is one of our most important marketing tools.  We publish and sell the magazines to both Company owned and independently owned design centers, who, with demographic information collected through independent market research, are able to target potential customers.  Given the importance of this advertising medium, direct mail marketing lists continue to be refined in order to target those consumers that are most likely to purchase, with the objective of improving our return on direct mail expenditures.  Approximately 23 million copies of our direct mail magazine were distributed to consumers during fiscal 2008.

Our television advertising and direct mail efforts are supported by strong print and radio campaigns in various markets.  During fiscal 2008, we also updated our 220-page “Ethan Allen Style” book.  This publication, which includes a catalogue of our home furnishings and accessories, projects our seven product lifestyles to our clients and helps customers identify their own personal style using our product offerings. We believe this publication represents one of the most comprehensive and effective home decorating resources in the home furnishings industry.

We are located on the worldwide web at www.ethanallen.com.  The primary goal of our website is to drive additional business into the retail design center network through lead generation and information sourcing. With this is mind, customers may access our website to review our home furnishing offerings or to purchase selected home accessories. The Company has been developing a new state-of-the-art website which we expect to launch later in calendar 2008. We believe this new website will enable us to add the newest technology of the web to the personal service of our design consultants, giving us a unique competitive advantage. The new website will also enable our clients to place orders for Ethan Allen’s product offering which will be serviced through our retail network

We have also developed an extranet website which links the retail design centers with consumer information captured on-line, such as customer requests for design assistance and copies of our direct mail magazine. This medium has become the primary source of communications within our retail network providing a variety of information, including a Company-wide daily news flash, downloads of current advertising materials, prototype design center display floor plans and detailed product information.

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

We maximize uniformity of presentation throughout the retail design center network through a comprehensive set of standards.  These standards assist each design center in presenting a high quality image and offer retail customers consistent levels of product selection and service. A uniform design center image is conveyed through our ongoing program to model all retail design centers with similar and consistent exterior facades and interior layouts.  This program is carried out at all design centers, including those that are independently owned and operated.

We provide display planning assistance to all Company owned design centers and independent retailers to support them in updating the interior projection and to maintain a consistent image.  We have developed a standard interior design format for our retail network which, through the use of focused lifestyle settings to display our products and information displays to educate consumers, has positioned Ethan Allen as a leader in home furnishings retailing.

People

At June 30, 2008, we had approximately 5,800 employees, approximately 5% of whom are represented by unions under collective bargaining agreements.  Most of these collective bargaining agreements expire at various times throughout the next three years.  We expect no significant changes in our relations with these unions and believe we maintain good relationships with our employees.

The retail network, which includes both Company owned and independently owned design centers, is staffed with a sales force of design consultants and service professionals who provide customers with an effective home decorating solution at no additional charge.  Our employees receive appropriate training with respect to the distinctive design and quality features inherent in each of our products and programs, allowing them to more effectively communicate the elements of style and value that serve to differentiate us from the competition. As such, we believe our design consultants, and the complimentary service they provide, create a distinct competitive advantage over other home furnishing retailers.

We have strengthened the retail division with many initiatives, including rationalization of our structure, with 23 newer locations added during the year including relocations.  We converted 8% of the network to design studios. Twelve locations in underperforming markets closed. We consolidated 16 retail service centers into larger service centers, and most importantly, implemented the team concept, with the development of interior design teams.

We have made considerable investment within the retail network to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of retail design center personnel. The implementation of the “team” concept is the latest phase of that progression, which resulted in the development of over 280 interior design teams. We believe that with this structure, along with the emphasis in our messaging to clients that “we can help as little or as much as you like”, as well as offering the benefit of making appointments with our design professionals, we continue to improve the customer service experience.

We recognize the importance of our retail design center network to our long-term success. Accordingly, we believe we (i) have established strong management teams within Company owned design centers and (ii) continue to work closely with our independent retailers in order to assist them in strengthening their teams.  With this in mind, we make our services available to every design center, whether independently owned or Company owned, in support of their marketing efforts, including coordinated advertising, merchandising and display programs, and extensive training seminars and educational materials.  We believe that the development of design teams, design consultants, service and delivery personnel, and retailers is important for the growth of our business. As a result, we have committed to make available a comprehensive retail training program which is intended to increase the customer service capabilities of each individual.

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

Ethan Allen Consumer Credit Programs

The Ethan Allen Finance Plus program offers consumers (clients) a menu of three custom financing options through the use of just one account.  Consumers (clients) can choose between (1) “Term Choice” which offers fixed monthly payments the customer chooses from 12 to 60 months at an interest rate from 3.99% to 9.99% per annum, (2) “No Payment / Deferred Interest” which offers clients a way to borrow interest free for three or six months with no monthly payments. If the purchase is not paid by the due date, interest is charged from the date of purchase at a fixed interest rate of 23.99% per annum, and (3) “Ethan Allen Prime” which offers the lowest minimum monthly payment plan including no payments the first three months; interest is accrued at a rate that matches the current prime rate.  All plans provide credit lines from $1,000 to $30,000, or greater, if the customer qualifies.  Financing offered is administered by a third-party financial institution and is granted to us on a non-recourse basis.  Consumers (clients) may apply for an Ethan Allen Finance Plus card at any participating design center.

Competition

In recent years, the home furnishings industry has faced numerous challenges, not the least of which is an influx of low-priced competition from overseas and some resultant measure of price deflation.  As a result, we believe a trend toward product commoditization has developed.  In that time, we have, instead, attempted to further differentiate ourselves as a “preferred” brand by adhering to a business strategy focused on providing (i) high-quality, well designed products at good value, including the marketing of our products at an “everyday best” price, (ii) a comprehensive complement of home furnishing design solutions, including our complimentary design service, and (iii) excellence in customer service. We consider our vertical integration a significant competitive advantage in the current environment as it allows us to design, manufacture, source, distribute, market, and sell our products through one of the industry’s largest single-source retail networks.

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

We believe the home furnishings industry competes primarily on the basis of product styling and quality, personal service, prompt delivery, product availability and price.  We further believe that we effectively compete on the basis of each of these factors and that, more specifically, our retail format and complimentary design service create a distinct competitive advantage, further supporting our mission of providing consumers with a complete home decorating and design solution.  Our objective is to continue to develop and strengthen our retail network by (i) expanding the Company owned retail business through the relocation of existing design centers, opening of new design centers, and, when appropriate, acquiring design centers from, or selling design centers to, independent retailers, and (ii) obtaining and retaining independent retailers, encouraging such retailers to expand their business through the opening or relocation of new design centers with the objective of increasing the volume of their sales.

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

Available Information

We make available, free of charge via our website, all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information filed with, or furnished to, the Securities and Exchange Commission (the “SEC” or the “Commission”), including amendments to such reports. This information is available at www.ethanallen.com/investors as soon as reasonably practicable after it is electronically filed with, or furnished to, the SEC.  In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding companies that file electronically with the Commission.  This information is available at www.sec.gov.

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

We import a portion of our merchandise from foreign countries. As a result, our costs may be increased by events affecting international commerce and businesses located outside the United States, including changes in international trade, central bank actions, changes in the relationship of the U.S. dollar versus other currencies, and other governmental policies of the U.S. and the countries from which we import a portion of our merchandise. The inability to import products from certain foreign countries or the imposition of significant tariffs could have a material adverse effect on our results of operations.

Competition from overseas manufacturers continues to increase and may adversely affect our business, operating results or financial condition.

Our wholesale business segment is involved in the development of our brand, which encompasses the design, manufacture, sourcing, sales and distribution of our home furnishings products, and competes with other U.S. and foreign manufacturers.  Our retail business segment sells home furnishings to consumers through a network of Company owned design centers, and competes against a diverse group of retailers ranging from specialty stores to traditional furniture and department stores, any of which may operate locally, regionally and nationally.  We also compete with these and other retailers for appropriate retail locations as well as for qualified design consultants and management personnel. Such competition could adversely affect our future financial performance.

Industry globalization has led to increased competitive pressures brought about by the increasing volume of imported finished goods and components, particularly for case good products, and the development of manufacturing capabilities in other countries, specifically within Asia. The increase in overseas production capacity in recent years has created over-capacity for many U.S. manufacturers, including us, which has led to industry-wide plant consolidation. In addition, because many foreign manufacturers are able to maintain substantially lower production costs, including the cost of labor and overhead, imported product may be capable of being sold at a lower price to consumers, which, in turn, could lead to some measure of further industry-wide price deflation.

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

We operate ten manufacturing facilities located in six states and Mexico. All of these facilities are owned, with the exception of a leased upholstery plant in California, totaling 145,636 square feet. Our ten facilities consist of four case good manufacturing plants (two of which include separate sawmill operations), totaling 1,964,897 square feet; five upholstery furniture plants (including the leased facility in California), totaling 1,137,732 square feet; and one plant involved in the manufacture and assembly of our home accessory products, totaling 295,000 square feet.

In addition, we operate five distribution centers, totaling 1,347,739 square feet.  All of these facilities are owned, with the exception of one leased distribution facility in California, totaling 80,000 square feet.  We utilize 6,490 square feet within one of our manufacturing facilities as a garage operation for our fleet of trucks and trailers. Our U.S. manufacturing and distribution facilities are located in North Carolina, Vermont, Pennsylvania, Virginia, Oklahoma, California, New Jersey, Indiana and Maine, and our Mexico plant is located in Guanajuato.

We own three and lease 30 retail service centers, totaling 1,296,902 square feet. Our retail service centers are located throughout the United States and serve to support our various retail sales districts.

The geographic distribution of our retail design center network as of June 30, 2008 is as follows:

	Retail Design Center Category
	Company Owned	Independently Owned
United States	154	95
North America-Other (1)	5	2
Asia	—	38
Middle East	—	1
Total	159	136

(1)          We own and operate five retail design centers located in Canada.

Of the 159 retail design centers owned and operated by us, 74 of the properties are owned and 85 of the properties are leased from independent third parties.  Of the 74 design center locations owned by us, 17 are subject to land leases. We own three additional retail properties, two of which are leased to independent Ethan Allen retailers, and one of which is leased to an unaffiliated third party.  See Note 8 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

Our Ethan Allen Hotel and Conference Center located in Danbury, Connecticut, was financed, in part, with industrial revenue bonds.  The bonds bear interest at a fixed rate of 7.50% and have a remaining balance at June 30, 2008 of $3.9 million which matures in three years.  The Beecher Falls, Vermont manufacturing facility was financed, in part, by the State of Vermont Economic Development Authority (“VEDA”) and the Town of Canaan, Vermont.  The VEDA debt matured in June 2006 and was repaid in full at that time.  The Town of Canaan debt bears interest at a fixed rate of 3.00% and has remaining balance at June 30, 2008 of $0.3 million, with maturities of three to 18 years.  We believe that all of our properties are well maintained and in good condition.

We estimate that our manufacturing division is currently operating at approximately 75% to 80% of capacity. We believe we have additional capacity at selected facilities, which we could utilize with minimal additional capital expenditures.

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

As of June 30, 2008, we and/or our subsidiaries have been named as a potentially responsible party (“PRP”) with respect to the remediation of three active sites currently listed, or proposed for inclusion, on the National Priorities List (“NPL”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). The sites are located in Southington, Connecticut; High Point, North Carolina; and Atlanta, Georgia.

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

As of June 30, 2008, we believe that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.  We believe our currently anticipated capital expenditures for environmental control facility matters are not material.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for vote by our security holders during the fourth quarter of fiscal 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under ticker symbol “ETH”. The following table sets forth, for each of the past two fiscal years, (i) the high and low stock prices as reported on the New York Stock Exchange and (ii) the dividend per share paid by us:

	Market Price			Dividend
	High	Low	Close	Per Share
Fiscal 2008
First Quarter	$36.55	$31.57	$32.69	$0.22
Second Quarter	35.41	25.87	28.50	0.22
Third Quarter	31.98	22.67	28.43	0.22
Fourth Quarter	31.37	24.48	24.60	0.22

Fiscal 2007
First Quarter	$39.77	$33.54	$34.66	$0.20
Second Quarter	38.63	34.17	36.11	0.20
Third Quarter	39.56	34.75	35.34	0.20
Fourth Quarter	37.85	34.19	34.25	0.20

As of August 13, 2008, there were 348 shareholders of record of our common stock.  Management estimates there are over eleven thousand beneficial shareholders of the Company’s common stock.  On July 22, 2008, we declared a dividend of $0.25 per common share, payable on October 27, 2008 to shareholders of record as of October 10, 2008.  We expect to continue to declare quarterly dividends for the foreseeable future.

Comparative Company Performance

The following line graph compares cumulative total stockholder return for the Company with a performance indicator of the overall stock market, the Standard & Poor’s 500 Index, and an industry index, the Peer Issuer Group Index, assuming $100 was invested on June 30, 2003.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Ethan Allen Interiors Inc., The S&P 500 Index

And A Peer group

*$100 invested on 6/30/03 in stock & Index-Including reinvestment of dividends. (Fiscal year ending June 30.)

Copyright © 2008 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Note - Peer Issuer Group Includes Bassett Furniture Industries, Inc., Chromcraft Revington, Inc., Flexsteel Industries Inc., Furniture Brands International, Inc., Haverty Furniture Companies, Inc., La-Z Boy Inc., Legett & Platt, Inc., and Pier 1 Imports Inc. The returns of each company have been weighted according to each company’s market capitalization.

Equity Compensation Plan Information

The information required by this Item 5 with respect to Equity Compensation Plan Information is set forth in Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, contained in this Annual Report and incorporated herein by reference.

Issuer Purchases of Equity Securities

On November 21, 2002, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 2,000,000 shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. Subsequent to that date, the Board of Directors increased the remaining authorization as follows: from 904,755 shares to 2,500,000 shares on April 27, 2004; from 753,600 shares to 2,000,000 shares on November 16, 2004; from 691,100 shares to 2,000,000 shares on April 26, 2005; from 393,100 shares to 2,500,000 shares on November 15, 2005; from 1,110,400 shares to 2,500,000 shares on July 25, 2006; from 707,300 to 2,500,000 shares on July 24, 2007, and from 1,368,000 to 2,000,000 shares on November 13, 2007.  As of June 30, 2008 we had a remaining Board authorization to repurchase 1,567,669 shares.

There were no share repurchases during the quarter ended June 30, 2008.  Since the Company began repurchasing shares in 1995, approximately 17.7 million shares have been repurchased (adjusted for splits).

On June 20, 2008, options to purchase 19,600 shares of our common stock were granted to employees of the Company.  These options were issued at an exercise price of $25.71 (the price of a share of our common stock on the New York Stock Exchange as of such date), vest ratably over a 4-year period and have a contractual term of 10 years.

Stockholder Rights Plan

We have a Stockholder Rights Plan, a description of which is set forth in Note 9 to the Consolidated Financial Statements included under Item 8 of this Annual Report and incorporated herein by reference.  Such description contains all of the required information with respect thereto.

Item 6. Selected Financial Data

The following table presents selected financial data for the fiscal years ended June 30, 2008, 2007, 2006, 2005 and 2004 which has been derived from our consolidated financial statements.  The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this Annual Report and our Consolidated Financial Statements (including the notes thereto) included under Item 8 of this Annual Report.

	Fiscal Year Ended June 30,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Net sales	$980,045	$1,005,312	$1,066,390	$949,012	$955,107
Cost of sales	453,980	478,729	525,408	487,958	494,072
Selling, general and administrative expenses	423,229	402,022	394,069	332,295	322,111
Restructuring and impairment charge, net (1)	6,836	13,442	4,241	(219)	12,520
Operating income	96,000	111,119	142,672	128,978	126,404
Interest and other expense (income), net	3,822	1,393	4,567	(442)	(2,691)
Income before income tax expense	92,178	109,726	138,105	129,420	129,095
Income tax expense	34,106	40,499	52,423	50,082	49,617
Net income	$58,072	$69,227	$85,682	$79,338	$79,478

Per Share Data:
Net income per basic share	$1.98	$2.19	$2.58	$2.24	$2.14
Basic weighted average shares outstanding	29,267	31,566	33,210	35,400	37,179
Net income per diluted share	$1.97	$2.15	$2.51	$2.19	$2.08
Diluted weighted average shares outstanding	29,470	32,261	34,086	36,193	38,295
Cash dividends per share (2)	$0.88	$0.80	$0.72	$0.60	$3.40

Other Information:
Depreciation and amortization	$24,670	$23,013	$21,599	$21,338	$21,854
Capital expenditures and acquisitions	$67,815	$74,370	$49,296	$34,381	$24,976
Working capital	$174,676	$234,990	$278,038	$130,423	$161,772
Current ratio	2.29 to 1	2.59 to 1	2.88 to 1	1.97 to 1	2.18 to 1
Effective tax rate	37.0%	36.9%	38.0%	38.7%	38.4%

Balance Sheet Data (at end of period):
Total assets	$761,973	$802,598	$814,100	$628,386	$658,367
Total debt, including capital lease obligations	203,029	202,908	202,787	12,510	9,221
Shareholders’ equity	$375,773	$409,642	$417,442	$434,068	$456,140
Debt as a percentage of equity	54.0%	49.5%	48.6%	2.9%	2.0%
Debt as a percentage of capital	35.1%	33.1%	32.7%	2.8%	2.0%

See footnotes on following page.

(1)           On January 10, 2008, we announced a plan to consolidate the operations of certain company owned retail design centers and retail service centers. In connection with this initiative, we have permanently ceased operations at ten design centers and six retail service centers which, for the most part, were consolidated into other existing operations.  We also implemented our design team concept across the Retail division at the end of the fiscal year.  These decisions resulted in a reduction in headcount of approximately 400 employees, with the reduction in headcount occurring during the third and fourth quarters of fiscal 2008.  Additionally, other actions taken during fiscal 2008 were not included in the restructuring plan. Altogether, there were more than 500 fewer associates in our Retail business by the end of the fiscal year. We recorded a pre-tax restructuring and impairment charge of $4.0 million during the third quarter of fiscal 2008 and $2.8 million in the fourth quarter.  Of the $6.8 million for the fiscal year, $3.3 million is for lease cancellation and other costs which will be paid out over periods ranging from less than one to seven years; $2.7 million, which was non-cash in nature, related to fixed asset impairment charges, primarily for real property and leasehold improvements; and $0.9 million was related to employee severance and benefits.  Within the next six months, the Company expects to record a net gain of approximately $2.5 to $3.5 million on the sale of real estate held for sale, net of restructuring for remaining charges of lease termination and other costs, after which time the consolidation plan should be complete.  The cumulative net pre-tax cost of implementing the 2008 restructuring is estimated to be between $3.3 million and $4.3 million ($2.1 million and $2.7 million after tax).

On September 6, 2006, we announced a plan to close our Spruce Pine, North Carolina case goods manufacturing facility and convert our Atoka, Oklahoma upholstery manufacturing facility into a regional distribution center.  In connection with this initiative, we permanently ceased production at both locations, allocating production among our remaining domestic manufacturing locations and selected offshore suppliers. The decision impacted approximately 465 employees with the reduction in headcount occurring during the second and third quarters of fiscal 2007.  We recorded a pre-tax restructuring and impairment charge of $14.1 million during the quarter ended September 30, 2006, of which $4.0 million was related to employee severance and benefits and other plant exit costs, and $10.1 million, which was non-cash in nature, was related to fixed asset impairment charges, primarily for real property and machinery and equipment, stemming from the decision to cease production activities.  During the first six months of fiscal 2007, adjustments totaling $0.4 million were recorded to reverse remaining previously established accruals which were no longer deemed necessary.

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

Retail Design Center Acquisitions - We account for the acquisition of retail design centers and related assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which requires application of the purchase method for all business combinations initiated after June 30, 2001.  Accounting for these transactions as purchase business combinations requires the allocation of purchase price paid to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. The amount paid in excess of the fair value of net assets acquired is accounted for as goodwill.

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

Basis of Presentation

As of June 30, 2008, Ethan Allen Interiors Inc. has no material assets other than its ownership of the capital stock of Ethan Allen Global, Inc. and conducts all significant transactions through Ethan Allen Global, Inc.; therefore, substantially all of the financial information presented herein is that of Ethan Allen Global, Inc.

Results of Operations

Our revenues are comprised of (i) wholesale sales to independently owned and Company owned retail design centers and (ii) retail sales of Company owned design centers.  See Note 16 to our Consolidated Financial Statements for the year ended June 30, 2008 included under Item 8 of this Annual Report.

The components of consolidated revenues and operating income are as follows (in millions):

	Fiscal Year Ended June 30,
	2008	2007	2006

Revenue:
Wholesale segment	$616.2	$656.0	$736.1
Retail segment	724.6	698.6	691.0
Elimination of inter-segment sales	(360.8)	(349.3)	(360.7)
Consolidated revenue	$980.0	$1,005.3	$1,066.4

Operating Income:
Wholesale segment (1)	$100.3	$99.2	$125.2
Retail segment (2)	(2.8)	15.2	19.7
Adjustment for inter-company profit(3)	(1.5)	_ (3.3)	_ _(2.2)
Consolidated operating income	$96.0	$111.1	$142.7

(1)   Operating income for the Wholesale segment for the twelve months ended June 2007 and 2006 includes pre-tax restructuring and impairment charges of $13.4 million and $4.2 million, respectively.

(2)   Operating income for the Retail segment for the twelve months ended June 2008 includes pre-tax restructuring and impairment charges of $6.8 million.

(3)   Represents the change in the inventory profit elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned design center inventory existing at the end of the period.

Fiscal 2008 Compared to Fiscal 2007

Consolidated revenue for the fiscal year ended June 30, 2008 decreased by $25.3 million, or 2.5%, to $980 million, from $1.005 billion in fiscal 2007. Net sales for the period largely reflect the delivery of product associated with booked orders and backlog existing as of beginning of the period.  During the year, sales were impacted by a weak retail environment for home furnishings, particularly during the latter half of the year.  We believe this is due to continued weakening of consumer confidence with the current economic conditions in the U.S. and abroad.  These factors were partially offset by (i) the positive effects of our continued efforts to reposition the retail network, (ii) new product introductions, and (iii) an increase in the continued use of national television as an advertising medium, where we emphasize to clients our interior design services and the full line of our quality product offerings.

We have made considerable investment within the retail network to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of retail design center personnel. The implementation of the “team” concept is the latest phase of that progression, which resulted in the development of over 280 interior design teams. We believe that with this structure along with the emphasis in our messaging to clients that we are here to “help as little or as much” as they like, as well as offering the benefit of making appointments with our design professionals, we continue to improve the customer service experience.

Wholesale revenue for fiscal 2008 decreased by $39.8 million, or 6.1%, to $616.2 million from $656.0 million in the prior year.  The year-over-year decrease was primarily attributable to a decline in the incoming order rate as a result of the softer retail environment for home furnishings noted throughout much of the current period and from fewer independent retail design centers, which decreased to 136 from 155 including six locations transferred in to the company’s Retail division during the year.

Retail revenue from Ethan Allen-owned design centers for the twelve months ended June 30, 2008 increased by $26.0 million, or 3.7%, to $724.6 million from $698.6 million for the twelve months ended June 30, 2007.  The increase in retail sales by Ethan Allen-owned design centers was attributable to higher sales generated by newly opened (including relocated) or acquired design centers of $66.8 million.  This favorable variance was partially offset by unfavorable variances related to a decrease in comparable design center delivered sales of $21.3 million, or 3.2%, and reduced revenue from sold and closed design centers of $19.5 million. The number of Ethan Allen-owned design centers increased to 159 as of June 30, 2008 as compared to 158 as of June 30, 2007.  During that twelve month period, we acquired five design centers from, and opened one previously owned by independent retailers, and opened eighteen new design centers (of which eleven were relocations).

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

Year-over-year, written business of Ethan Allen-owned design centers increased 0.6% and comparable design center written business decreased 5.6%.  Over that same period, wholesale orders decreased 8.0%.  Retail written business reflects the softer retail environment for home furnishings noted throughout much of the current year, likely offset, to some degree, by (i) our continued efforts to reposition the retail network, (ii) recent product introductions, and (iii) our continued use of national television as an advertising medium throughout much of the year.

Gross profit for fiscal 2008 declined slightly to $526.1 million from $526.6 million in fiscal 2007.  The $0.5 million decrease in gross profit was primarily attributable to a decline in wholesale sales volume partially offset by a shift in sales mix with retail sales representing a higher proportionate share of total sales in the current full year (74%) as compared to the prior full year (69%). The consolidated gross margin increased to 53.7% for fiscal 2008 from 52.4% in fiscal 2007 as a result, primarily, of the factors set forth above.

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the twelve months ended June 30, 2008 and 2007:

On January 10, 2008, we announced a plan to consolidate the operations of certain company owned retail design centers and retail service centers. In connection with this initiative, we have permanently ceased operations at ten design centers and six retail service centers which, for the most part, were consolidated into other existing operations.  We also implemented our design team concept across the Retail division at the end of the fiscal year.  These decisions resulted in a reduction in headcount of approximately 400 employees, with the reduction in headcount occurring during the third and fourth quarters of fiscal 2008.  Additionally, other actions taken during fiscal 2008 were not included in the restructuring plan. Altogether, there were more than 500 fewer associates in our Retail business by the end of the fiscal year. We recorded a pre-tax restructuring and impairment charge of $4.0 million during the third quarter of fiscal 2008 and $2.8 million in the fourth quarter.  Of the $6.8 million for the fiscal year, $3.3 million is for lease cancellation and other costs which will be paid out over periods ranging from less than one to seven years; $2.7 million, which was non-cash in nature, related to fixed asset impairment charges, primarily for real property and leasehold improvements; and $0.9 million was related to employee severance and benefits.  Within the next six months, the Company expects to record a net gain of approximately $2.5 million to $3.5 million on the sale of real estate held for sale, net of restructuring for remaining charges of lease termination and other costs, after which time the consolidation plan should be complete.  The cumulative net pre-tax cost of implementing the 2008 restructuring is estimated to be between $3.3 million and $4.3 million ($2.1 million and $2.7 million after tax).

On September 6, 2006, we announced a plan to close our Spruce Pine, North Carolina case goods manufacturing facility and convert our Atoka, Oklahoma upholstery manufacturing facility into a regional distribution center.  In connection with this initiative, we permanently ceased production at both locations, allocating production among our remaining domestic manufacturing locations and selected offshore suppliers. The decision impacted approximately 465 employees with the reduction in headcount occurring during the second and third quarters of fiscal 2007.  We recorded a pre-tax restructuring and impairment charge of $14.1 million during the quarter ended September 30, 2006, of which $4.0 million was related to employee severance and benefits and other plant exit costs, and $10.1 million, which was non-cash in nature, was related to fixed asset impairment charges, primarily for real property and machinery and equipment, stemming from the decision to cease production activities.  During the first six months of fiscal 2007, adjustments totaling $0.4 million were recorded to reverse remaining previously established accruals which were no longer deemed necessary.

Operating expenses increased $14.6 million, or 3.5%, to $430.1 million, or 43.9% of net sales, in fiscal 2008 from $415.5 million, or 41.3% of net sales, in fiscal 2007. This increase was primarily attributable to increased costs associated with (i) occupancy, managerial salaries and benefits, and designer compensation largely because of our continued efforts to be located in more prominent locations and to upgrade our ability to provide professional service during the year, as well as (ii) the impact of higher fuel costs on warehousing and delivery.  Partially offsetting these increases were (i) decreases in workers compensation insurance and health insurance and compensation costs as a result of improved claim experience, and (ii) a period-over-period reduction in the restructuring and impairment charges mentioned earlier.

Consolidated operating income for the year ended June 30, 2008 totaled $96.0 million, or 9.8% of net sales, compared to $111.1 million, or 11.1% of net sales, in the prior year.  The decrease of $15.1 million was primarily attributable to higher period-over-period operating expenses discussed above, partially offset by (i) a reduction in restructuring and impairment charges and (ii) a small decline in gross profit, all of which were discussed previously.

Wholesale operating income for fiscal 2008 totaled $100.3 million, or 16.3% of net sales, as compared to $99.2 million, or 15.1% of net sales, in the prior year. The improvement of $1.1 million was primarily attributable to (i) the reduction in restructuring and impairment charges mentioned above, and (ii) improved performance within our remaining product sourcing operations, including a reduction in overhead as a result of past plant closures.  These factors were partially offset by an overall decrease in wholesale shipments during the year.

Retail operating income decreased $18.0 million to a $2.8 million loss, or (0.4)% of sales, for fiscal 2008, from $15.2 million, or 2.2% of sales, for fiscal 2007. The decrease in retail operating income generated by Ethan Allen-owned design centers was primarily attributable to higher operating expenses as a result of our continued efforts to reposition the retail network including the $6.8 million restructuring and impairment charges recorded in the year.  These unfavorable variances were partially offset by higher gross profit on the higher sales recorded during the year.

Interest and other miscellaneous income, net totaled $7.9 million in fiscal 2008 as compared to $10.4 million in fiscal 2007. The $2.5 million decrease was mostly due to decreased investment income resulting from lower cash and short term investment balances maintained during the current period coupled with lower rates of interest.

Interest and other related financing costs remained largely unchanged at $11.7 million from $11.8 million in the prior year. This amount mostly consists of interest expense on our senior unsecured debt issued in September 2005.

Income tax expense totaled $34.1 million for fiscal 2008 as compared to $40.5 million for fiscal 2007.  Our effective tax rate for the current year was 37.0%, compared to 36.9% in the prior year. The effective tax rate was a result, primarily, of the adverse effects of recently-enacted changes within certain state tax legislation, increased state income tax liability arising in connection with the operation of a greater number of Company owned design centers, and increased foreign income tax liability associated with our five retail design centers operating in Canada and our manufacturing operation in Mexico.  Partially offsetting these items were the benefits derived from the manufacturers’ deduction provided for under The Jobs Creation Act of 2004 and certain tax planning initiatives.

Net income for fiscal 2008 was of $58.1 million as compared to $69.2 million in fiscal 2007.  Net income per diluted share totaled $1.97 in the current year and $2.15 per diluted share in the prior year.

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

Year-over-year, written business of Ethan Allen-owned design centers increased 2.9% and comparable design center written business decreased 5.2%.  Over that same period, wholesale orders decreased 8.6%.  Retail written business reflects the softer retail environment for home furnishings noted throughout much of fiscal 2007, likely offset, to some degree, by (i) our continued efforts to reposition the retail network, (ii) recent product introductions, and (iii) our use of national television as an advertising medium throughout much of the year.  Wholesale written business also reflects the impact of the aforementioned factors.

Gross profit for fiscal 2007 decreased to $526.6 million from $541.0 million in fiscal 2006.  The $14.4 million, or 2.7%, decrease in gross profit was primarily attributable to a decline in wholesale sales volume and inefficiencies experienced within our Spruce Pine, North Carolina and Atoka, Oklahoma manufacturing operations as a result of the phase-out of production at these facilities during the current year.  Partially offsetting these factors were (i) a shift in sales mix with retail sales representing a higher proportionate share of total sales in fiscal 2007 (73%) as compared to the prior year (68%), and (ii) improved performance within our remaining product sourcing operations, including price stabilization with regard to the cost of foam and a reduction in overhead as a result of past plant closures. The consolidated gross margin increased to 52.4% for fiscal 2007 from 50.7% in fiscal 2006 as a result, primarily, of the factors set forth above.

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

Including the restructuring and impairment charges referred to above, wholesale operating income for fiscal 2007 totaled $99.2 million, or 15.1% of net sales, as compared to $125.2 million, or 17.0% of net sales, in the prior year. The decrease of $26.0 million was primarily attributable to (i) a decline in wholesale sales volume, (ii) the period-over-period change in the aforementioned restructuring and impairment charges, and (iii) inefficiencies experienced within our Spruce Pine, North Carolina and Atoka, Oklahoma manufacturing operations as a result of the phase-out of production at these facilities during fiscal 2007.  These factors were partially offset by (i) improved performance within our remaining product sourcing operations, including price stabilization with regard to the cost of foam and a reduction in overhead as a result of past plant closures, (ii) a reduction in certain compensation and benefit related costs, including share-based compensation expense, and (iii) a decrease in operating costs associated with closed manufacturing facilities, including reduced losses incurred in connection with the disposition of certain property, plant and equipment.

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

Interest and other miscellaneous income, net totaled $10.4 million in fiscal 2007 as compared to $4.9 million in fiscal 2006. The $5.4 million increase was due, primarily, to (i) increased investment income resulting from higher interest rates and higher cash and short-term investment balances maintained during fiscal 2007, (ii) increased gains recorded in connection with the sale of selected real estate assets, and (iii) prior year losses incurred in connection with our past joint venture with U.K.-based MFI Furniture Group, Plc., the operations of which had ceased as of June 30, 2006.

Interest and other related financing costs increased $2.3 million to $11.8 million from $9.5 million in the prior year. The increase was due, primarily, to interest expense incurred in connection with our issuance of senior unsecured debt in September 2005.

Income tax expense totaled $40.5 million for fiscal 2007 as compared to $52.4 million for fiscal 2006.  Our effective tax rate for fiscal 2007 was 36.9%, down from 38.0% in the prior year. The lower effective tax rate was a result, primarily, of the benefits derived from the manufacturers’ deduction provided for under The Jobs Creation Act of 2004 and certain tax planning initiatives. Partially offsetting these items were the adverse effects of recently-enacted changes within certain state tax legislation, increased state income tax liability arising in connection with the operation of a greater number of Company owned design centers, and increased foreign income tax liability associated with our five retail design centers operating in Canada.

For fiscal 2007, we recorded net income of $69.2 million as compared to $85.7 million in fiscal 2006.  Net income per diluted share totaled $2.15 in fiscal 2007 and $2.51 per diluted share in the prior year.

Liquidity and Capital Resources

As of June 30, 2008, we held cash and cash equivalents totaling $74.4 million.  Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, and borrowing capacity under a $200.0 million revolving credit facility.

The credit facility includes an accordion feature which provides for an additional $100.0 million of liquidity, if needed, as well as sub-facilities for trade and standby letters of credit of $100.0 million and swingline loans of $5.0 million.  The credit facility contains various covenants which may limit our ability to: incur debt; engage in mergers and consolidations; make restricted payments; sell certain assets; make investments; and issue stock. We are also required to meet certain financial covenants including a fixed charge coverage ratio, which shall not be less than 3.00 to 1 for any period of four consecutive fiscal quarters ended on or after June 30, 2005, and a leverage ratio, which shall not be greater than 3.00 to 1 at any time.  As of June 30, 2008, we had satisfactorily complied with these covenants.

In addition, on September 27, 2005, we completed a private offering of $200.0 million in ten-year senior unsecured notes due 2015 (the “Senior Notes”). The Senior Notes were offered by Ethan Allen Global, Inc. (“Global”), a wholly-owned subsidiary of the Company, and have an annual coupon rate of 5.375%.  We have used the net proceeds of $198.4 million to expand our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes.

In July 2007, Standard & Poor’s (“S&P”) lowered our corporate and senior unsecured credit ratings from “A-” to “BBB+”. Despite S&P’s view that we (i) maintain a satisfactory business model consisting of a well-known brand, dedicated distribution network, and efficient manufacturing, and (ii) possess ample liquidity, the ratings action was initiated in response to continued softness in the housing market and its resultant impact on the home furnishings industry, including the credit protection measures of its participants.  The change in our credit rating had no impact on (i) our ability to satisfactorily comply with our existing debt covenants or (ii) the pricing we are subject to under our credit facility.

A summary of net cash provided by (used in) operating, investing, and financing activities for each of the last three fiscal years is provided below (in millions):

	Fiscal Year Ended June 30,
	2008	2007	2006
Operating Activities
Net income plus depreciation and amortization	$82.7	$92.2	$107.3
Working capital	(5.5)	20.9	17.0
Excess tax benefits from share-based payment arrangements	(2.1)	(5.0)	(0.5)
Other (non-cash items, long-term assets and liabilities)	11.0	11.1	7.8
Total provided by operating activities	$86.1	$119.2	$131.6

Investing Activities
Capital expenditures	$(60.0)	$(59.0)	$(41.5)
Acquisitions	(7.8)	(15.3)	(7.8)
Asset sales	6.9	5.4	4.4
Other	(0.5)	0.2	0.1
Total used in investing activities	$(61.3)	$(68.7)	$(44.8)

Financing Activities
Revolving credit borrowings (payments), net	$—	$—	$(8.0)
Issuances (payments) of long-term debt, net	—	—	198.1
Issuances of common stock	0.5	0.5	2.3
Purchases and retirement of company stock	(75.6)	(57.2)	(84.1)
Payment of cash dividends	(25.5)	(24.8)	(23.1)
Excess tax benefits from share-based payment arrangements	2.1	5.0	0.5
Payment of deferred financing costs	—	(0.1)	(2.2)
Total provided by (used in) financing activities	$(98.5)	$(76.6)	$83.5

Operating Activities

During fiscal 2008, cash provided by operating activities decreased $33.1 million because working capital (accounts receivable, inventories, prepaid and other current assets, customer deposits, payables, accrued expenses, and other current liabilities) arising in the ordinary course of business decreased in the prior fiscal year, and increased in the current fiscal year.  Lower net income largely the result of lower sales than in the prior fiscal year was the other primary driver of the decrease in cash provided by operating activities.

Investing Activities

In fiscal 2008, cash used in investing activities was lower by $7.4 million due, primarily, to a $7.5 million decrease in cash utilized to fund acquisition activity.  The level of capital expenditures remained relatively constant in fiscal 2008 as compared to fiscal 2007.  The current level of capital spending is principally attributable to (i) new design center development and renovation, and (ii) entity-wide technology initiatives.  We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities

For fiscal 2008, cash used in financing activities increased $21.9 million as a result, primarily, of an increase in payments for the acquisition of treasury stock, and to a lesser extent by changes in excess tax benefits arising in connection with the exercise of share-based awards.  On July 22, 2008, we declared a dividend of $0.25 per common share, payable on October 27, 2008, to shareholders of record as of October 10, 2008.  We expect to continue to declare quarterly dividends for the foreseeable future.

As of June 30, 2008, our outstanding debt totaled $203.0 million, the current and long-term portions of which amounted to less than $0.1 million and $203.0 million, respectively.  The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are: less than $0.1 million in both fiscal 2009 and fiscal 2010, $3.9 million in fiscal 2011; and less than $0.1 million in both fiscal 2012 and in fiscal 2013.  The balance of our long-term debt ($199.0 million) matures in fiscal 2016.

We had no revolving loans outstanding under the credit facility as of June 30, 2008, and stand-by letters of credit outstanding under the facility at that date totaled $14.9 million.  Remaining available borrowing capacity under the facility was $185.1 million at June 30, 2008.

The following table summarizes, as of June 30, 2008, the timing of cash payments related to our outstanding contractual obligations (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations:
Debt maturities	$203,029	$40	$3,917	$30	$199,042
Contractual interest	81,567	11,049	22,094	21,511	26,913
Operating lease obligations	245,703	39,221	64,287	47,916	94,279
Letters of credit	14,881	14,881	—	—	—
Purchase obligations (1)	—	—	—	—	—
Other long-term liabilities	277	28	34	26	189
Total contractual obligations	$545,457	$65,219	$90,332	$69,483	$320,423

(1) For purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. While we are not a party to any significant long-term supply contracts or purchase commitments, we do, in the normal course of business, regularly initiate purchase orders for the procurement of (i) selected finished goods sourced from third-party suppliers, (ii) lumber, fabric, leather and other raw materials used in production, and (iii) certain outsourced services.  All purchase orders are based on current needs and are fulfilled by suppliers within short time periods. At June 30, 2008, our open purchase orders with respect to such goods and services totaled approximately $55 million.

Further discussion of our contractual obligations associated with outstanding debt and lease arrangements can be found in Notes 7 and 8, respectively, to the Consolidated Financial Statements included under Item 8 of this Annual Report.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements.  As of June 30, 2008, we had working capital of $174.7 million and a current ratio of 2.29 to 1.

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

During fiscal 2008, 2007 and 2006, we repurchased and/or retired the following shares of our common stock:

	2008 (1)	2007(2)(3)	2006(4)
Common shares repurchased	2,259,631	1,548,700	2,545,200
Cost to repurchase common shares	$69,745,024	$53,955,970	$85,106,563
Average price per share	$30.87	$34.84	$33.44

(1)   During fiscal 2008, we also retired 661,688 shares of common stock tendered upon the exercise of outstanding employee stock options (592,861 to cover share exercise and 68,827 to cover related employee tax withholding liabilities).  The value of such shares on the date redeemed was $23,033,359, representing an average price per share of $34.81.

(2)   The cost to repurchase shares in fiscal 2007 reflects $3,436,230 in common stock repurchases with a June 2007 trade date and a July 2007 settlement date.

(3)   During fiscal 2007, we also retired 555,531 shares of common stock tendered upon the exercise of outstanding employee stock options (410,073 to cover share exercise and 145,458 to cover related employee tax withholding liabilities).  The value of such shares on the date redeemed was $21,506,193, representing an average price per share of $38.71.

(4)   The cost to repurchase shares in fiscal 2006 reflects $1,000,807 in common stock repurchases with a June 2006 trade date and a July 2006 settlement date.

For each of the fiscal years presented above, we funded our purchases of treasury stock with existing cash on hand and cash generated through current period operations. During the last three fiscal years, the Board of Directors increased the then remaining share repurchase authorization as follows: to 2.5 million shares on November 15, 2005; to 2.5 million shares on July 25, 2006; to 2.5 million shares on July 24, 2007 and to 2.0 million shares on November 13, 2007.  As of June 30, 2008, we had a remaining Board authorization to repurchase 1.6 million shares.

Off-Balance Sheet Arrangements and Other Commitments, Contingencies and Contractual Obligations

Except as indicated below, we do not utilize or employ any off-balance sheet arrangements, including special-purpose entities, in operating our business.  As such, we do not maintain any (i) retained or contingent interests, (ii) derivative instruments, or (iii) variable interests which could serve as a source of potential risk to our future liquidity, capital resources and results of operations.

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

As of June 30, 2008, the amount outstanding under the Credit Facility totaled approximately $1.3 million, with $1.0 million outstanding under the revolving credit line and $0.3 million under the term loan.  Based on the underlying creditworthiness of the respective retailer, we believe this obligation will expire without requiring funding by us. However, in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, a liability has been established to reflect our non-contingent obligation under this arrangement as a result of modifications made to the Credit Facility subsequent to January 1, 2003.  As of June 30, 2008, the carrying amount of such liability is less than $50,000.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between us and that financial service provider (the “Program Agreement”). Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. Our obligation remains in effect for the term of the Program Agreement which expires in July 2012. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to five years and are provided based on terms that are generally accepted in the industry.  All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation.  In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of June 30, 2008, the Company’s product warranty liability totaled $1.6 million.

Impact of Inflation

We believe inflation had an impact on our business the last three fiscal years but we have generally been able to increase prices, create operational efficiencies, or seek lower cost alternatives in order to offset increases in operating costs and effectively manage our working capital.

Business Outlook

While we cannot forecast, with any degree of certainty, changes in the various macro-economic factors that influence the incoming order rate, we believe that we are well-positioned both for the possibility of continued market softness and the next phase of economic growth based upon our existing business model which includes: (i) an established brand; (ii) a comprehensive complement of home decorating solutions; and (iii) a vertically-integrated operating structure.

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

In addition, we believe that our retail strategy, which involves (i) a continued focus on providing a wide array of product solutions and superior customer service, (ii) the opening of new or relocated design centers in more prominent locations, while encouraging independent retailers to do the same, (iii) the implementation of design teams within our retail network, and (iv) further expansion internationally, provides an opportunity to further grow our business.

Further discussion of the home furnishings industry has been included under Item 1 of this Annual Report.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (July 1, 2009 for the Company). The impact of this Statement on the Company’s financial position, results of operations and cash flows will be dependent on the terms, conditions and details of such acquisitions.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a single definition of fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement defined as the price that would be received to sell an asset or liability in an orderly transaction between market participants at the measurement date.  Thus, SFAS No. 157 adheres to a definition of fair value based upon exit price as opposed to entry price (i.e. the price paid to acquire an asset or liability). This pronouncement is effective for fiscal years beginning after November 15, 2007 (July 1, 2008 for the Company).  We are currently in the process of evaluating the impact of this authoritative guidance on our consolidated financial statements.

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

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but do not impact earnings or cash flows. At June 30, 2008, we had no floating-rate debt obligations outstanding.  As of that same date, our fixed-rate debt obligations consist, primarily, of the Senior Notes issued on September 27, 2005. The estimated fair value of the Senior Notes as of June 30, 2008, which is based on changes, if any, in interest rates and our creditworthiness subsequent to the date on which the debt was issued, and which has been determined using quoted market prices, was $182.1 million as compared to a carrying value of $198.8 million.

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

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data are listed under Item 15 of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Ethan Allen Interiors Inc.:

We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and Subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2008. We also have audited the Company’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethan Allen Interiors Inc. and Subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ethan Allen Interiors Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Notes 1 and 11 to the consolidated financial statements, effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.  Also, as discussed in Notes 1 and 12 to the consolidated financial statements, effective July 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.

/s/ KPMG LLP

Stamford, Connecticut
August 21, 2008

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2008 and 2007

(In thousands, except share data)

	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$74,376	$147,879
Accounts receivable, less allowance for doubtful accounts of $2,535 at June 30, 2008 and $2,042 at June 30, 2007	12,672	14,602
Inventories (note 4)	186,265	181,884
Prepaid expenses and other current assets	32,860	33,104
Deferred income taxes (note 12)	4,005	4,960
Total current assets	310,178	382,429

Property, plant and equipment, net (note 5)	350,432	322,185
Goodwill and other intangible assets (notes 3 and 6)	96,823	92,500
Other assets	4,540	5,484
Total assets	$761,973	$802,598

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt (note 7)	$41	$40
Customer deposits	47,297	52,072
Accounts payable	26,444	26,650
Accrued compensation and benefits	32,568	35,243
Accrued expenses and other current liabilities	29,152	33,434
Total current liabilities	135,502	147,439

Long-term debt (note 7)	202,988	202,868
Other long-term liabilities	20,383	12,003
Deferred income taxes (note 12)	27,327	30,646
Total liabilities	386,200	392,956

Shareholders’ equity (notes 9, 10, 11 and 15):
Class A common stock, par value $.01, 150,000,000 shares authorized, 48,251,780 shares issued at June 30, 2008 and 47,454,450 shares issued at June 30, 2007	482	474
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at June 30, 2008 and June 30, 2007	—	—
Preferred stock, par value $.01, 1,055,000 shares authorized, no shares issued and outstanding at June 30, 2008 and 2007	—	—
Additional paid-in capital	354,725	330,268
	355,207	330,742
Less: Treasury stock (at cost), 19,565,901 shares at June 30, 2008 and 16,644,582 shares at June 30, 2007	(588,783)	(496,005)
Retained earnings	606,648	573,535
Accumulated other comprehensive income	2,701	1,370
Total shareholders’ equity	375,773	409,642
Total liabilities and shareholders’ equity	$761,973	$802,598

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For Years Ended June 30, 2008, 2007 and 2006

(In thousands, except per share data)

	2008	2007	2006

Net Sales	$980,045	$1,005,312	$1,066,390
Cost of sales	453,980	478,729	525,408
Gross profit	526,065	526,583	540,982

Operating expenses:
Selling	229,590	223,146	224,404
General and administrative	193,639	178,876	169,665
Restructuring and impairment charge (note 2)	6,836	13,442	4,241
Total operating expenses	430,065	415,464	398,310

Operating income	96,000	111,119	142,672

Interest and other miscellaneous income, net	7,891	10,369	4,926

Interest and other related financing costs (note 7)	11,713	11,762	9,493

Income before income taxes	92,178	109,726	138,105

Income tax expense (note 12)	34,106	40,499	52,423

Net income	$58,072	$69,227	$85,682

Per share data (notes 10 and 17):

Net income per basic share	$1.98	$2.19	$2.58

Basic weighted average common shares	29,267	31,566	33,210

Net income per diluted share	$1.97	$2.15	$2.51

Diluted weighted average common shares	29,470	32,261	34,086

Dividends declared per common share	$0.88	$0.80	$0.72

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years Ended June 30, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
Operating activities
Net income	$58,072	$69,227	$85,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,670	23,013	21,599
Compensation expense related to share-based awards	1,260	821	1,900
Provision (benefit) for deferred income taxes	(2,364)	200	(792)
Excess tax benefits from shared-based awards	(2,093)	(5,015)	(495)
Restructuring and impairment charge	1,762	9,439	2,915
(Gain) loss on disposal of property, plant and equipment	110	(391)	2,841
Other	221	500	584
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	618	6,677	3,697
Inventories	(91)	14,531	3,479
Prepaid and other current assets	3,626	220	3,767
Other assets	660	657	690
Customer deposits	(9,086)	(4,201)	(4,596)
Accounts payable	3,230	(4,334)	8,730
Accrued expenses and other current liabilities	(3,784)	7,993	1,882
Other liabilities	9,326	(148)	(294)

Net cash provided by operating activities	86,137	119,189	131,589

Investing activities:
Proceeds from the disposal of property, plant and equipment	6,943	5,431	4,433
Capital expenditures	(60,038)	(59,073)	(41,505)
Acquisitions	(7,777)	(15,297)	(7,791)
Cash payment on hedging contracts	—	—	(930)
Other	(462)	198	978

Net cash used in investing activities	(61,334)	(68,741)	(44,815)

Financial activities:
Borrowings on revolving credit facility	—	—	17,000
Payments on revolving credit facility	—	—	(25,000)
Net proceeds from issuance of long-term debt	—	—	198,396
Payments on long-term debt and capital lease obligations	(40)	(38)	(242)
Purchases and retirements of company stock	(75,577)	(57,152)	(84,106)
Proceeds from the issuance of common stock	474	521	2,349
Excess tax benefits from share-based payment arrangements	2,093	5,015	495
Payment of deferred financing costs	—	(107)	(2,219)
Payment of cash dividends	(25,495)	(24,797)	(23,128)

Net cash provided by (used in) financing activities	(98,545)	(76,558)	83,545

Effect of exchange rate changes on cash	239	188	34

Net increase (decrease) in cash and cash equivalents	(73,503)	(25,922)	170,353

Cash and cash equivalents – beginning of year	147,879	173,801	3,448
Cash and cash equivalents – end of year	$74,376	$147,879	$173,801

Supplemental cash flow information:
Income taxes paid	$33,618	$37,561	$46,159
Interest paid	$11,132	$11,173	$6,319

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Years Ended June 30, 2008, 2007 and 2006

(In thousands, except share data)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Retained
	Stock	Capital	Stock	Income	Earnings	Total

Balance as of June 30, 2005	$466	$302,620	$(337,635)	$1,051	$467,566	$434,068

Issuance of 100,616 shares of common stock upon the exercise of share-based awards (notes 9 and 11)	1	2,348	—	—	—	2,349
Compensation expense associated with share- based awards (notes 9 and 11)	—	1,900	—	—	—	1,900
Tax benefit associated with exercise of share- based awards (notes 9, 11 and 12)	—	498	—	—	—	498
Charge for early vesting of share-based awards	—	15	—	—	—	15
Treasury shares issued in connection with retail design center acquisition (50,446 shares) (note 3)	—	471	1,434	—	—	1,905
Purchase/retirement of 2,545,200 shares of company stock (note 9)	—	—	(85,107)	—	—	(85,107)
Dividends declared on common stock	—	—	—	—	(23,752)	(23,752)
Other comprehensive income (loss) (notes 7 and 15): Currency translation adjustments	—	—	—	329	—	329
Loss on derivatives, net-of-tax	—	—	—	(445)	—	(445)
Net income	—	—	—	—	85,682	85,682
Total comprehensive income						85,566

Balance as of June 30, 2006	467	307,852	(421,308)	935	529,496	417,442

Issuance of 767,938 shares of common stock upon the exercise of share-based awards (notes 9 and 11)	7	16,388	—	—	—	16,395
Compensation expense associated with share- based awards (notes 9 and 11)	—	821	—	—	—	821
Tax benefit associated with exercise of share- based awards (notes 9, 11 and 12)	—	5,015	—	—	—	5,015
Charge for early vesting of share-based awards	—	22	—	—	—	22
Treasury shares issued in connection with retail design center acquisition (26,269 shares) (note 3)	—	170	765	—	—	935
Purchase/retirement of 2,104,231 shares of company stock (note 9)	—	—	(75,462)	—	—	(75,462)
Dividends declared on common stock	—	—	—	—	(25,188)	(25,188)
Other comprehensive income (loss) (notes 7 and 15): Currency translation adjustments	—	—	—	387	—	387
Loss on derivatives, net-of-tax	—	—	—	48	—	48
Net income	—	—	—	—	69,227	69,227
Total comprehensive income						69,662

Balance as of June 30, 2007	474	330,268	(496,005)	1,370	573,535	409,642

Issuance of 770,337 shares of common stock upon the exercise of share-based awards (notes 9 and 11)	8	21,104	—	—	—	21,112
Compensation expense associated with share- based awards (notes 9 and 11)	—	1,260	—	—	—	1,260
Tax benefit associated with exercise of share- based awards (notes 9, 11 and 12)	—	2,093	—	—	—	2,093
FIN 48 transition adjustment	—	—	—	—	683	683
Purchase/retirement of 2,921,319 shares of company stock (note 9)	—	—	(92,778)	—	—	(92,778)
Dividends declared on common stock	—	—	—	—	(25,642)	(25,642)
Other comprehensive income (loss) (notes 7 and 15): Currency translation adjustments	—	—	—	1,283	—	1,283
Loss on derivatives, net-of-tax	—	—	—	48	—	48
Net income	—	—	—	—	58,072	58,072
Total comprehensive income						59,403

Balance at June 30, 2008	$482	$354,725	$(588,783)	$2,701	$606,648	$375,773

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2008, 2007 and 2006

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

Nature of Operations

We are a leading manufacturer and retailer of quality home furnishings and accessories, offering a full complement of home decorating and design solutions. We sell our products through one of the country’s largest home furnishing retail networks with a total of 295 retail design centers, of which 159 are Company owned and operated and 136 are independently owned and operated. Nearly all of our Company owned retail design centers are located in the United States, with the remaining design centers located in Canada. The majority of the independently owned design centers are also located in the United States, with the remaining design centers located throughout Asia, Canada and the Middle East. We have ten manufacturing facilities, two of which include separate sawmill operations, located throughout the United States and one in Mexico.

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

Operating Leases

We account for our operating leases in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, which require minimum lease payments be recognized on a straight-line basis, beginning on the date that the lessee takes possession or control of the property. A number of our operating lease agreements contain provisions for tenant improvement allowances, rent holidays, rent concessions, and/or rent escalations.

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

Goodwill and Other Intangible Assets

Our intangible assets are accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and are comprised, primarily, of goodwill, which represents the excess of cost over the fair value of net assets acquired, and trademarks. In re-assessing the useful lives of our goodwill and other intangible assets upon adoption of SFAS No. 142, we determined these assets to have indefinite useful lives. Accordingly, amortization of these assets ceased on that date. Prior to the adoption date (July 1, 2001), these assets were amortized on a straight-line basis over forty years.

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

Financial Instruments

Due to their short-term nature, the carrying value of our cash and cash equivalents, receivables and payables, short-term debt and customer deposit liabilities approximates fair value. The estimated fair value of our long-term debt, which is based on changes, if any, in interest rates and our creditworthiness subsequent to the date on which the debt was issued, and which has been determined using quoted market prices, totaled $182.1 million at June 30, 2008 and $183.4 million and at June 30, 2007, as compared to a carrying value on those dates of $198.8 million and $198.7 million, respectively. See Note 7 for a discussion of the change in July 2007 of our credit rating.

Income Taxes

Effective July 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which provides a comprehensive model for the recognition, measurement, presentation, and disclosure in a company’s financial statements of uncertain tax positions taken, or expected to be taken, on a tax return. If an income tax position exceeds a 50% probability of success upon tax audit, based solely on the technical merits of the position, the company recognizes an income tax benefit in its financial statements. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

The liability associated with an unrecognized tax benefit is classified as a long-term liability except for the amount for which a cash payment is expected to be made within one year. We recognize interest and penalties related to income tax matters as a component of income tax expense.

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

Shipping and Handling Costs

Our policy is to sell our products at the same delivered cost to all retailers nationwide, regardless of shipping point. Costs incurred to deliver finished goods to the consumer are expensed and recorded in selling, general and administrative expenses. Shipping and handling costs amounted to $87.4 million, $87.6 million, and $87.2 million for fiscal years 2008, 2007, and 2006, respectively.

Advertising Costs

Advertising costs are expensed when first aired or distributed. Our total advertising costs incurred in fiscal years 2008, 2007 and 2006, amounted to $37.9 million, $34.3 million, and $38.3 million, respectively. These amounts are presented net of proceeds received by us under our agreement with the third-party financial institution responsible for administering our consumer finance programs. Prepaid advertising costs at June 30, 2008 and 2007 totaled $1.6 million and $6.2 million, respectively.

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

Share-Based Compensation

Effective July 1, 2005, share-based awards are accounted for in accordance with the recognition and measurement provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. SFAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements.

In adopting SFAS No. 123(R) on July 1, 2005, we applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of SFAS No. 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date is recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS No. 123.

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

Share-based compensation expense is included in the Consolidated Statements of Operations within selling, general and administrative expenses. Tax benefits associated with our share-based compensation arrangements are included in the Consolidated Statements of Operations within income tax expense.

All shares of our common stock received in connection with the exercise of share-based awards have been recorded as treasury stock and result in a reduction in shareholders’ equity.

Foreign Currency Translation

The functional currency of each Company owned foreign retail location is the respective local currency. Assets and liabilities are translated into United States dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred. Resulting translation adjustments are reported as a component of accumulated other comprehensive income within shareholders’ equity.

Derivative Instruments

We account for derivative instruments in accordance with SFAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 138, which later amended SFAS No. 133. Upon review of our contracts as of June 30, 2008, we have determined that we have no derivative instruments.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (July 1, 2009 for the Company). The impact of this Statement on the Company’s financial position, results of operations and cash flows will be dependent on the terms, conditions and details of such acquisitions.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a single definition of fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement defined as the price that would be received to sell an asset or liability in an orderly transaction between market participants at the measurement date. Thus, SFAS No. 157 adheres to a definition of fair value based upon exit price as opposed to entry price (i.e. the price paid to acquire an asset or liability). This pronouncement is effective for fiscal years beginning after November 15, 2007 (July 1, 2008 for the Company). We are currently in the process of evaluating the impact of this authoritative guidance on our consolidated financial statements.

(2)                                 Restructuring and Impairment Charges

In recent years, we have announced and executed plans to consolidate our operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage.

On January 10, 2008, we announced a plan to consolidate the operations of certain company owned retail design centers and retail service centers. In connection with this initiative, we have permanently ceased operations at ten design centers and six retail service centers which, for the most part, were consolidated into other existing operations. We also implemented our design team concept across the Retail division at the end of the fiscal year. These decisions resulted in a reduction in headcount of approximately 400 employees, with the reduction in headcount occurring during the third and fourth quarters of fiscal 2008. Additionally, other actions taken during fiscal 2008 were not included in the restructuring plan. Altogether, there were more than 500 fewer associates in our Retail business by the end of the fiscal year. We recorded a pre-tax restructuring and impairment charge of $4.0 million during the third quarter of fiscal 2008 and $2.8 million in the fourth quarter. Of the $6.8 million for the fiscal year, $3.3 million is for lease cancellation and other costs which will be paid out over periods ranging from less than one to seven years, $2.7 million, which was non-cash in nature, related to fixed asset impairment charges, primarily for real property and leasehold improvements, and $0.9 million was related to employee severance and benefits.

On September 6, 2006, we announced a plan to close our Spruce Pine, North Carolina case goods manufacturing facility and convert our Atoka, Oklahoma upholstery manufacturing facility into a regional distribution center. In connection with this initiative, we permanently ceased production at both locations, allocating production among our remaining domestic manufacturing locations and selected offshore suppliers. The decision impacted approximately 465 employees with the reduction in headcount occurring during the second and third quarters of fiscal 2007. We recorded a pre-tax restructuring and impairment charge of $14.1 million during the quarter ended September 30, 2006, of which $4.0 million was related to employee severance and benefits and other plant exit costs, and $10.1 million, which was non-cash in nature, was related to fixed asset impairment charges, primarily for real property and machinery and equipment, stemming from the decision to cease production activities. During the first six months of fiscal 2007, adjustments totaling $0.4 million were recorded to reverse remaining previously established accruals which were no longer deemed necessary.

Activity in the Company’s restructuring reserves is summarized as follows (in thousands):

	Original Charges	Cash Payments	Non-cash Utilized	Adjust- ments	Balance at June 30 2008
Retail operations
Employee severance and other payroll and benefit costs	$856	$(856)	$—	$—	$—
Other plant exit costs	3,271	(617)	704	—	3,358
Write down of long-lived assets	2,709	—	(2,709)	—	—
	$6,836	$(1,473)	$(2,005)	$—	$3,358

Spruce Pine, NC/Atoka, OK
Employee severance and other payroll and benefit costs	$3,903	$(3,455)	$—	$(448)	$—
Other plant exit costs	100	(100)	—	—	—
Write down of long-lived assets	10,099	—	(10,099)	—	—
	$14,102	$(3,555)	$(10,099)	$(448)	$—

(3)                                 Business Acquisitions

The Company’s business acquisition practice with respect to independent retail design centers is to selectively acquire, at market value, design centers located in markets of strategic interest to the Company. The Company does not actively pursue acquisitions, but is sometimes approached by independent retailers who are retiring. Acquisitions are subject to a contractual holdback, or reconciliation, period, during which the parties to the transaction may agree to certain normal and customary purchase accounting adjustments. Goodwill associated with our acquisitions represents the premium paid to the seller related to the acquired business (i.e. market presence) and other fair value adjustments to the assets acquired and liabilities assumed. See Note 6 for further discussion of our goodwill and other intangible assets.

During fiscal 2008, we acquired, in two separate transactions, five Ethan Allen retail design centers (“DCs”) from independent retailers for consideration of approximately $4.2 million in cash and forgiveness of receivables, and assumed customer deposits of $4.3 million and other liabilities of $0.1 million.

Also in fiscal 2008, we acquired a cut and sew upholstery facility from Americraft Leather in order to strengthen the Company’s vertically integrated structure and secure an additional reliable source for our leather products. Total consideration of approximately $4.3 million was paid in cash for the acquisition. The facility, which contains 40,000 square feet of manufacturing space and employs 165 people, is located in Guanajuato, Mexico.

During fiscal 2007, we acquired, in seven separate transactions, twelve Ethan Allen retail design centers from independent retailers for total consideration of approximately $17.0 million in cash and forgiveness of receivables.

During fiscal 2006, we acquired, in seven separate transactions, twelve Ethan Allen retail design centers from independent retailers for a total consideration of approximately $12.0 million. In connection with the acquisition of two of these design centers, consideration totaling $2.5 million was provided in the form of 50,446 shares of Ethan Allen stock issued on the closing date and 15,760 shares of Ethan Allen stock held in escrow pending completion of a contractual holdback period. In August 2006, satisfaction of the holdback period and reconciliation with the seller of certain purchase accounting matters resulted in the issuance of the shares previously held in escrow as well as an additional 10,509 shares of our common stock (total of 26,269 shares).

A summary of our allocation of purchase price in each of the last three fiscal years is provided below (in thousands):

	Fiscal Year Ended June 30,
	2008		2007	2006
	Wholesale	Retail	Retail	Retail
Business segment
Total consideration	$4,298	$4,182	$16,957	$12,037
Assets acquired (liabilities assumed)
Inventory	1,054	3,236	6,765	6,650
PP&E and other assets	2,707	1,029	9,177	5,308
Customer deposits	—	(4,311)	(3,070)	(4,145)
A/P and other liabilities	(100)	34	(425)	(483)
Goodwill	$637	$4,194	$4,510	$4,707

(4)                                 Inventories

Inventories at June 30 are summarized as follows (in thousands):

	2008	2007
Finished goods	$153,981	$150,994
Work in process	5,985	6,172
Raw materials	26,299	24,718
	$186,265	$181,884

Inventories are presented net of a related valuation allowance of $2.3 million at June 30, 2008 and $2.9 million at June 30, 2007

(5)                                 Property, Plant and Equipment

Property, plant and equipment at June 30 are summarized as follows (in thousands):

	2008	2007
Land and improvements	$89,352	$90,170
Buildings and improvements	382,354	346,093
Machinery and equipment	120,243	127,862
	591,949	564,125
Less: accumulated depreciation and amortization	(241,517)	(241,940)
	$350,432	$322,185

(6)                                 Goodwill and Other Intangible Assets

As of June 30, 2008, we had goodwill and other indefinite-lived intangible assets of $77.1 million and $19.7 million, respectively.  Comparable balances as of June 30, 2007 were $72.8 million and $19.7 million, respectively.

Goodwill in the wholesale and retail segments was $28.2 million and $48.9 million, respectively, at June 30, 2008 and $27.5 million and $45.2 million, respectively, at June 30, 2007. The wholesale segment, at both dates, includes additional indefinite-lived intangible assets of $19.7 million, which represent Ethan Allen trade names.

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

(7)                                 Borrowings

Total debt obligations at June 30 consist of the following (in thousands):

	2008	2007
5.375% Senior Notes due 2015	$198,837	$198,677
Industrial revenue bonds	3,855	3,855
Other debt obligations	337	376
Total debt	203,029	202,908
Less: current maturities	41	40
Total long-term debt	$202,988	$202,868

Senior Notes

On September 27, 2005, we completed a private offering of $200.0 million of ten-year senior unsecured notes due 2015 (the “Senior Notes”). The Senior Notes were offered by Global and have an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1 of each year.  Proceeds received in connection with the issuance of the Senior Notes, net of a related discount of $1.6 million, totaled $198.4 million. We used the net proceeds from the offering to expand our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes.  As of June 30, 2008, outstanding borrowings related to this transaction have been included in the Consolidated Balance Sheets within long-term debt. The discount on the Senior Notes is being amortized to interest expense over the life of the related debt as is debt issuance costs of $2.0 million primarily for banking, legal, accounting, rating agency, and printing services and $0.8 million of losses on settled forward contracts entered in conjunction with this debt issuance.

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

The Credit Agreement consists of a $200.0 million unsecured revolving credit facility and includes an accordion feature providing an additional $100.0 million of liquidity, if needed.  In addition, the Credit Agreement contains sub-facilities for trade and standby letters of credit of $100.0 million and swing line loans of $5.0 million.  Revolving loans under the Credit Agreement bear interest at JP Morgan’s Alternate Base Rate (as defined), or adjusted LIBOR plus 0.40% (plus a utilization fee of 0.125% during any period that usage of the facility is 50% or more of the total commitment under the facility), and may be subject to adjustment resulting from changes in the credit rating of Ethan Allen’s senior unsecured debt. The Credit Agreement also provides for the payment of (i) a facility fee equal to 0.10% per annum on the average daily amount (whether used or unused) of the revolving credit commitment and (ii) a letter of credit fee equal to 0.425% per annum on the average daily letters of credit outstanding.

The Credit Agreement has a maturity date of July 21, 2010 and there are no minimum repayments required during the term of the facility.  The revolving loans may be borrowed, repaid and re-borrowed over the term of the facility until final maturity.

The Credit Agreement also contains various covenants which limit our ability to: incur debt; engage in mergers and consolidations; make restricted payments; sell certain assets; make investments; and issue stock.  We are also required to meet certain financial covenants including a fixed charge coverage ratio, which shall not be less than 3.00 to 1 for any period of four consecutive fiscal quarters ended on or after June 30, 2005, and a leverage ratio, which shall not be greater than 3.00 to 1 at any time. As of June 30, 2008, we have satisfactorily complied with these covenants.

In addition, the Credit Agreement contains customary representations and warranties, conditions to borrowing (including the continued accuracy of such representations and warranties) and events of default (the occurrence of which would entitle the lenders to accelerate the maturity of any outstanding borrowings and terminate their commitment to make future loans).

At June 30, 2008, we had no revolving loans and $14.9 million in trade and standby letters of credit outstanding under the Credit Agreement. Remaining available borrowing capacity under the Credit Agreement was $185.1 million at that date.

Other Borrowings

Approximately $3.9 million of our outstanding debt is related to industrial revenue bonds which were issued to finance capital improvements at the Ethan Allen Hotel and Conference Center, which is adjacent to our corporate headquarters in Danbury, Connecticut. These bonds bear interest at a fixed rate of 7.50% and have a remaining maturity of three years.

For fiscal years ended June 30, 2008, 2007 and 2006, the weighted-average interest rates applicable under our outstanding debt obligations were 5.53%, 5.53% and 5.65%, respectively.

Aggregate scheduled maturities of our debt obligations for each of the five fiscal years subsequent to June 30, 2008, and thereafter are as follows (in thousands):

Fiscal Year Ended June 30
2009	$41
2010	42
2011	3,898
2012	19
2013	11
Subsequent to 2013	199,018
Total scheduled debt payments	$203,029

In July 2007, Standard & Poor’s (“S&P”) lowered our corporate and senior unsecured credit ratings from “A-” to “BBB+”. Despite S&P’s view that we (i) maintain a satisfactory business model consisting of a well-known brand, dedicated distribution network, and efficient manufacturing, and (ii) possess ample liquidity, the ratings action was initiated in response to continued softness in the housing market and its resultant impact on the home furnishings industry, including the credit protection measures of its participants.  The change in our credit rating had no impact on (i) our ability to satisfactorily comply with our existing debt covenants or (ii) the pricing we are subject to under our credit facility.

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

(8)                                 Leases

We lease real property and equipment under various operating lease agreements expiring through 2033. Leases covering retail design center locations and equipment may require, in addition to stated minimums, contingent rentals based on retail sales or equipment usage. Generally, the leases provide for renewal for various periods at stipulated rates.

Future minimum lease payments under non-cancelable operating leases for each of the five fiscal years subsequent to June 30, 2008, and thereafter are as follows (in thousands):

Fiscal Year Ended June 30
2009	$39,222
2010	34,877
2011	29,409
2012	26,402
2013	21,514
Subsequent to 2013	94,279
Total minimum lease payments	$245,703

The above amounts will be offset in the aggregate by minimum future rentals from subleases of $5.1 million, which is due to be received as follows: $1.2 million in 2009; $1.2 million in 2010; $0.9 million in 2011; $0.7 million in 2012; $0.7 million in 2013; and $0.6 million subsequent to 2013.

Total rent expense for each of the past three fiscal years ended June 30 was as follows (in thousands):

	2008	2007	2006
Basic rentals under operating leases	$40,387	$35,637	$34,223
Contingent rentals under operating lease	589	524	772
	40,976	36,161	34,995
Less: sublease rent	(2,395)	(2,899)	(3,563)
Total rent expense	$38,580	$33,262	$31,432

As of June 30, 2008 and 2007, deferred rent credits totaling $9.8 million and $8.6 million, respectively, and deferred lease incentives totaling $2.8 million and $3.2 million, respectively, are reflected in the Consolidated Balance Sheets.  These amounts are amortized over the respective underlying lease terms on a straight-line basis as a reduction of rent expense.

(9)                                 Shareholders’ Equity

Our authorized capital stock consists of (a) 150,000,000 shares of Class A Common Stock, par value $.01 per share, (b) 600,000 shares of Class B Common Stock, par value $.01 per share, and (c) 1,055,000 shares of Preferred Stock, par value $.01 per share, of which (i) 30,000 shares have been designated Series A Redeemable Convertible Preferred Stock, (ii) 30,000 shares have been designated Series B Redeemable Convertible Preferred Stock, (iii) 155,010 shares have been designated as Series C Junior Participating Preferred Stock, and (iv) the remaining 839,990 shares may be designated by the Board of Directors with such rights and preferences as they determine (all such preferred stock, collectively, the “Preferred Stock”).  Shares of Class B Common Stock are convertible to shares of our Common Stock upon the occurrence of certain events or other specified conditions being met. As of June 30, 2008 and 2007, there were no shares of Preferred Stock or Class B Common Stock issued or outstanding.

Share Repurchase Program

On November 21, 2002, the Company’s Board of Directors approved a share repurchase program authorizing us to repurchase up to 2.0 million shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us.  Subsequent to that date, the Board of Directors increased the then remaining share repurchase authorization as follows: to 2.5 million shares on April 27, 2004; to 2.0 million shares on November 16, 2004; to 2.0 million shares on April 26, 2005; to 2.5 million shares on November 15, 2005; to 2.5 million shares on July 25, 2006; to 2.5 million shares on July 24, 2007, and to 2.0 million shares on November 13, 2007.  As of June 30, 2008 we had a remaining Board authorization to repurchase 1.6 million shares.  Since the Company began repurchasing shares in 1995, approximately 17.7 million shares have been repurchased (adjusted for splits).

All of our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity. During fiscal years 2008, 2007 and 2006, we repurchased and/or retired the following shares of our common stock:

	2008 (1)	2007(2)(3)	2006(4)
Common shares repurchased	2,259,631	1,548,700	2,545,200
Cost to repurchase common shares	$69,745,024	$53,955,970	$85,106,563
Average price per share	$30.87	$34.84	$33.44

(1)                During fiscal 2008, we also retired 661,688 shares of common stock tendered upon the exercise of outstanding employee stock options (592,861 to cover share exercise and 68,827 to cover related employee tax withholding liabilities).  The value of such shares on the date redeemed was $23,033,359, representing an average price per share of $34.81.

(2)                The cost to repurchase shares in fiscal 2007 reflects $3,436,230 in common stock repurchases with a June 2007 trade date and a July 2007 settlement date.

(3)                During fiscal 2007, we also retired 555,531 shares of common stock tendered upon the exercise of outstanding employee stock options (410,073 to cover share exercise and 145,458 to cover related employee tax withholding liabilities).  The value of such shares on the date redeemed was $21,506,193, representing an average price per share of $38.71.

(4)                The cost to repurchase shares in fiscal 2006 reflects $1,000,807 in common stock repurchases with a June 2006 trade date and a July 2006 settlement date.

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

The Rights Plan provides for adjustment to the number of Rights which accompanies each share of our common stock (whether then outstanding or thereafter issued) upon the occurrence of various events after July 10, 1996, including stock splits.  We effected a 2-for-1 stock split on September 3, 1997 and a 3-for-2 stock split on May 24, 1999.  Accordingly, at June 30, 2008, each share of our common stock was accompanied by one-third of one Right.

(10)                          Earnings per Share

The following table sets forth the calculation of weighted average shares for the fiscal years ended June 30 (in thousands):

	2008	2007	2006
Weighted average common shares outstanding for basic calculation	29,267	31,566	33,210
Effect of dilutive stock options and share based awards	203	695	876
Weighted average common shares outstanding adjusted for diluted calculation	29,470	32,261	34,086

Certain restricted stock awards and the potential exercise of certain stock options were excluded from the respective diluted earnings per share calculation because their impact is anti-dilutive.  In 2008, 2007 and 2006, stock options and share based awards of 1,713,323, 750,981 and 53,226, respectively, have been excluded.

(11)                          Share-Based Compensation

For the twelve months ended June 30, 2008, 2007, and 2006, share-based compensation expense totaled $1.3 million, $0.8 million, and $1.9 million respectively.  These amounts have been included in the Consolidated Statements of Operations within selling, general and administrative expenses.  During the twelve months ended June 30, 2008, 2007, and 2006, we recognized related tax benefits associated with our share-based compensation arrangements totaling $0.5 million, $0.3 million and $0.7 million, respectively.  Such amounts have been included in the Consolidated Statements of Operations within income tax expense.

We estimate, as of the date of grant, the fair value of stock options awarded using the Black-Scholes option-pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e. expected volatility) and option exercise activity (i.e. expected life). Expected volatility is based on the historical volatility of our stock and other contributing factors.  The expected life of options granted, which represents the period of time that the options are expected to be outstanding, is based, primarily, on historical data.  The weighted average assumptions used for fiscal years ended June 30 are noted in the following table:

	2008	2007	2006
Volatility	35.8%	28.14%	28.95%
Risk-free rate of return	4.51%	4.97%	4.86%
Dividend yield	2.69%	2.18%	2.04%
Expected average life	9.3 years	6.0 years	5.0 years

At June 30, 2008, we had 7,317,409 shares of common stock reserved for issuance pursuant to the following share-based compensation plans:

1992 Stock Option Plan

The Plan provides for the grant of non-compensatory stock options to eligible employees and non-employee directors.  Stock options granted under the Plan are non-qualified under Section 422 of the Internal Revenue code and allow for the purchase of shares of our common stock.  The maximum number of shares of common stock reserved for issuance under the Plan is 6,487,867 shares. The Plan also provides for the issuance of stock appreciation rights (“SARs”) on issued options, however, no SARs have been issued as of June 30, 2008.  The awarding of such options is determined by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer.  Option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant, vest ratably over a specified service period (4 years for awards to employees; 2 years for awards to independent directors), and have a contractual term of 10 years.

On October 10, 2007, the Company’s Board of Directors and M. Farooq Kathwari, our President and Chief Executive Officer, agreed to the terms of a new employment agreement expiring on June 30, 2012 (“2007 Employment Agreement”).  This agreement was effective as of October 1, 2007 and served to supersede all terms and conditions set forth in his previous employment agreement dated August 1, 2002 (the “2002 Employment Agreement”). Pursuant to the terms of the 2007 Employment Agreement, Mr. Kathwari was awarded, on October 10, 2007, and will be awarded on July 1, 2008 and July 1, 2009, options to purchase 150,000, 90,000 and 60,000 shares respectively, of our common stock.  The October 10, 2007 options were issued at an exercise price of $34.03 per share (the price of a share of our common stock on the New York Stock Exchange on that date).  This grant will vest in three installments of 33 1/3% on each June 30 of 2008, 2009, and 2010.  The July 1, 2008 grant will vest in two installments of 50% on each June 30 of 2009 and 2010.  The July 1, 2009 grant will vest on June 30, 2010.

A summary of stock option activity occurring during the fiscal year ended June 30, 2008 is presented below:

Options	Shares	Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding - June 30, 2007	2,420,250	$31.40
Granted	175,600	32.98
Exercised	(769,790)	27.40
Canceled (forfeited/expired)	(57,603)	33.34
Outstanding - June 30, 2008	1,768,457	33.23	5.2	—
Exercisable – June 30, 2008	1,598,181	$32.56	4.8	—

The weighted average grant-date fair value of options granted during fiscal 2008, 2007, and 2006 was $12.06, $9.91 and $9.86 respectively.  The total intrinsic value of options exercised during 2008, 2007 and 2006 was $5.7 million, $13.5 million, and $1.3 million, respectively. As of June 30, 2008, there was $2.0 million of total unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.3 years.  A summary of the nonvested shares as of June 30, 2008 and changes during the year then ended is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested June 30, 2007	105,362	$10.10
Granted	175,600	12.06
Vested	(95,766)	11.73
Canceled (forfeited/expired)	(14,920)	10.65
Nonvested at June 30, 2008	170,276	$11.16

In connection with the 1992 Stock Option Plan, the following two stock award plans have also been established:

Restricted Stock Awards

In connection with the 2007 Employment Agreement, Mr. Kathwari received on November 13, 2007, and will be awarded on July 1, 2008 and July 1, 2009, an annual award of 20,000 shares of restricted stock (for a total award of 60,000 shares), with vesting based on the performance of the Company’s stock price during the three year periods subsequent to the award date as compared to the Standard and Poor’s 500 index.  Mr. Kathwari also received on November 13, 2007, 15,000 shares of restricted stock which vest ratably over a five year period through June 30, 2012.  A summary of nonvested restricted share activity occurring during the fiscal year ended June 30, 2008 is presented below.

		Weighed Average
		Grant-Date
Nonvested Restricted Shares	Shares	Fair Value
Nonvested - June 30, 2007	10,500	$35.52
Granted	38,000	30.55
Vested	3,000	30.55
Canceled (forfeited/expired)	(10,500)	35.52
Nonvested - June 30, 2008	35,000	$30.55

As of June 30, 2008, there was $0.8 million of total unrecognized compensation cost related to restricted shares granted under the Plan.  That cost is expected to be recognized over a weighted average period of 2.9 years.  The total fair value of restricted shares vested during the fiscal years ending June 30, 2008 and 2007 was $0.1 million in each year and $0.3 million during 2006.

Stock Unit Awards

In connection with previous employment agreements, Mr. Kathwari was deemed to have earned 126,000 stock units.  In the event of the termination of his employment, regardless of the reason for termination, Mr. Kathwari will receive shares of common stock equal to the number of stock units earned.

(12)                          Income Taxes

Total income taxes were allocated as follows for the fiscal years ended June 30 (in thousands):

	2008	2007	2006
Income from operations	$34,106	$40,499	$52,423
Shareholders’ equity	(2,093)	(5,015)	(498)
Total	$32,013	$35,484	$51,925

The income taxes credited to shareholders’ equity relate to the excess tax benefit arising from the exercise of employee stock options.

Income tax expense (benefit) attributable to income from operations consists of the following for the fiscal years ended June 30 (in thousands):

	2008	2007	2006
Current:
Federal	$32,431	$34,768	$43,844
State	4,151	5,125	9,371
Foreign	(112)	406	—
Total current	36,470	40,299	53,215
Deferred:
Federal	(2,172)	190	(610)
State	(192)	10	(182)
Total deferred	(2,364)	200	(792)
Income tax expense	$34,106	$40,499	$52,423

The following is a reconciliation of expected income tax expense (computed by applying the federal statutory income tax rate to income before taxes) to actual income tax expense (in thousands):

	2008		2007		2006
Expected income tax expense	$32,262	35.0%	$38,404	35.0%	$48,337	35.0%
State income taxes, net of federal income tax benefit	2,698	2.9%	3,331	3.0%	6,091	4.4%
Section 199 Qualified Production Activities deduction	(1,100)	(1.2)%	(630)	(0.6)%	(641)	(0.5)%
EIE benefit	—	0.0%	(59)	(0.1)%	(358)	(0.3)%
Other, net	246	0.4%	(547)	(0.4)%	(1,006)	(0.6)%
Actual income tax expense	$34,106	37.0%	$40,499	36.9%	$52,423	38.0%

The significant components of the deferred tax expense (benefit) are as follows (in thousands):

	2008	2007	2006
Deferred tax expense (benefit)	$(2,403)	$161	$(978)
Utilization of net operating loss and tax credit carryforwards	39	39	186
Total deferred tax expense (benefit)	$(2,364)	$200	$(792)

	2008	2007
Deferred tax assets:
Accounts receivable	$963	$776
Employee compensation accruals	8,116	8,836
Deferred rent credits	4,619	4,401
Net operating loss carryforwards	30	107
Tax credit carryforwards	20	20
Total deferred tax asset	13,748	14,140

Deferred tax liabilities:
Inventories	2,719	2,714
Property, plant and equipment	10,458	12,377
Intangible assets other than goodwill	20,737	19,629
Other accrued liabilities	2,483	2,065
Other, net	674	3,042
Total deferred tax liability	37,070	39,826

Net deferred tax liability	$23,322	$25,686

The deferred income tax balances are classified in the Consolidated Balance Sheets as follows at June 30 (in thousands):

	2008	2007
Current assets	$8,991	$9,739
Non-current assets	4,757	4,401
Current liabilities	4,986	4,779
Non-current liabilities	32,084	35,047
Total net deferred tax liability	$23,322	$25,686

Note: Current deferred tax assets and liabilities and non-current deferred tax assets and liabilities have been presented net in the Consolidated Balance Sheets.

At June 30, 2008, we had, for federal income tax purposes, approximately $0.1 million of net operating loss carryforwards (“NOLs”) which expire in 2025 and are subject to an annual limitation under Section 382 of the Internal Revenue Code.

Based on our historical and anticipated future pre-tax earnings, we believe that it is more likely than not that our deferred tax assets will be realized.

Uncertain Tax Positions

Effective July 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which provides a comprehensive model for the recognition, measurement, presentation, and disclosure in a company’s financial statements of uncertain tax positions taken, or expected to be taken, on a tax return. Under FIN 48, if an income tax position exceeds a 50% probability of success upon tax audit, based solely on the technical merits of the position, the company is to recognize an income tax benefit in its financial statements. The tax benefits recognized are to be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold for purposes of applying FIN 48.  Therefore, if it can be established that the only uncertainty is when an item is taken on a tax return, such positions have satisfied the recognition step for purposes of FIN 48 and uncertainty related to timing should be assessed as part of measurement.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of June 30, 2008 is as follows (in thousands):

Balance at July 1, 2007	$6,233
Additions based on tax positions related to the current year	305
Additions for tax positions of prior years	1,628
Reductions for tax positions of prior years due to statute expiration	(233)
Settlements	(1,840)
Balance at June 30, 2008	$6,093

We do not currently anticipate significant changes in such amounts over the next twelve months.

Since adopting FIN 48, our unrecognized tax benefits have decreased by $0.7 million and related interest and penalties have increased by $0.6 million.  These changes resulted from a settlement reached with New York for tax years 1998 through 2003 that reduced the unrecognized tax benefits and related interest by $1.8 million.  The settlements were partially offset by unrecognized tax benefits of $1.1 million in state exposures.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by the taxing authorities in such major jurisdictions as Canada, Mexico and the U.S. As of June 30, 2008 certain subsidiaries of the Company are currently under audit from 2001 through 2007 in the U.S. It is reasonably possible that these audits may be completed during the next twelve months. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant.

(13)                          Employee Retirement Programs

The Ethan Allen Retirement Savings Plan

The Ethan Allen Retirement Savings Plan (the “Savings Plan”) is a defined contribution plan, which is offered to substantially all of our employees who have completed three consecutive months of service regardless of hours worked.

We may, at our discretion, make a matching contribution to the 401(k) portion of the Savings Plan on behalf of each participant, provided the contribution does not exceed the lesser of 50% of the participant’s contribution or $1,300 per participant per Savings Plan year.  Total profit sharing and 401(k) Company match expense amounted to $3.7 million in 2008, $4.3 million in 2007, and $3.7 million in 2006.

Other Retirement Plans and Benefits

Ethan Allen provides additional benefits to selected members of senior and middle management in the form of previously entered deferred compensation arrangements and a management cash bonus and other incentive programs.  The total cost of these benefits was $1.2 million, $2.7 million, and $4.0 million in 2008, 2007 and 2006, respectively.

(14)                          Litigation

Environmental Matters

We and our subsidiaries are subject to various environmental laws and regulations. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials.

As of June 30, 2008, we and/or our subsidiaries have been named as a potentially responsible party (“PRP”) with respect to the remediation of three active sites currently listed, or proposed for inclusion, on the National Priorities List (“NPL”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). The sites are located in Southington, Connecticut; High Point, North Carolina; and Atlanta, Georgia.

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

As of June 30, 2008, we believe that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.  We believe our currently anticipated capital expenditures for environmental control facility matters are not material.

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

Our accumulated other comprehensive income, which is comprised of losses on certain derivative instruments and accumulated foreign currency translation adjustments, totaled $2.7 million at June 30, 2008 and $1.4 million at June 30, 2007.  Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operation of five Ethan Allen-owned retail design centers located in Canada. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

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

The retail segment sells home furnishings and accessories to consumers through a network of Company owned design centers.  Retail revenue is generated upon the retail sale and delivery of our product to our customers.  Retail profitability includes (i) the retail gross margin, which represents the difference between the retail sales price and the cost of goods purchased from the wholesale segment, and (ii) other operating costs associated with retail segment activities.

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

A breakdown of wholesale sales by product line for each of the last three fiscal years ended June 30 is provided below:

	2008	2007	2006
Case Goods	43%	44%	48%
Upholstered Products	40	38	37
Home Accessories and Other	17	18	15
	100%	100%	100%

Revenue information by product line is not as easily determined within the retail segment. However, because wholesale production and sales are matched, for the most part, to incoming orders, we believe that the allocation of retail sales by product line would be similar to that of the wholesale segment.  Information for each of the last three fiscal years ended June 30 is provided below (in thousands):

	2008	2007	2006
Net Sales:
Wholesale segment	$616,230	$656,035	$736,134
Retail segment	724,586	698,611	690,967
Elimination of inter-company sales	(360,771)	(349,334)	(360,711)
Consolidated Total	$980,045	$1,005,312	$1,066,390

Operating Income:
Wholesale segment (1)	$100,324	$99,215	$125,189
Retail segment (2)	(2,800)	15,162	19,711
Adjustment for inter-company profit (3)	(1,524)	(3,258)	(2,228)
Consolidated Total	$96,000	$111,119	$142,672

Capital Expenditures:
Wholesale segment	$7,347	$8,791	$6,043
Retail segment	52,691	50,282	35,462
Acquisitions (4) (5)	7,168	15,906	7,791
Consolidated Total	$67,206	$74,979	$49,296

	June 30	June 30,	June 30,
	2008	2007	2006
Total Assets:
Wholesale segment	$342,960	$416,237	$487,951
Retail segment	459,842	425,382	361,109
Inventory profit elimination (6)	(40,829)	(39,021)	(34,960)
Consolidated Total	$761,973	$802,598	$814,100

(1)	Operating income for the wholesale segment for the twelve months ended June 30, 2007 and 2006 includes pre-tax restructuring and impairment charges of $13.4 million and $4.2 million, respectively.

(2)	Operating income for the retail segment for the twelve months ended June 30, 2008 includes pre-tax restructuring and impairment charges of $6.8 million.

(3)

Represents the change in the inventory profit elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned design center inventory existing at the end of the period. See footnote 6 below.

(4)

Acquisitions include the purchase of five retail design centers and a cut and sew upholstery facility in 2008, 12 retail design centers in 2007, and 12 retail design centers in 2006. Two of the retail design centers purchased during the twelve months ended June 30, 2006 were acquired in exchange for shares of our common stock. See Note 3.

(5)

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

There are 41 independent retail design centers located outside the United States. Approximately 2.7% of our net sales are derived from sales to these retail design centers.

(17)                          Selected Quarterly Financial Data (Unaudited)

Tabulated below is selected financial data for each quarter of the fiscal years ended June 30, 2008, 2007, and 2006 (in thousands, except per share data):

	Quarter Ended
	September 30	December 31	March 31	June 30
Fiscal 2008:
Net sales	$248,727	$259,510	$235,901	$235,907
Gross profit	133,457	139,453	125,187	127,968
Net income	17,504	20,622	8,846	11,100
Earnings per basic share (1)	0.58	0.70	0.31	0.39
Earnings per diluted share (1)	0.57	0.70	0.30	0.39
Dividend per common share	0.22	0.22	0.22	0.22

Fiscal 2007:
Net sales	$242,823	$257,419	$246,539	$258,531
Gross profit	126,329	133,750	128,516	137,988
Net income	8,452	22,792	17,499	20,484
Earnings per basic share (1)	0.27	0.72	0.55	0.66
Earnings per diluted share (1)	0.26	0.70	0.54	0.65
Dividend per common share	0.20	0.20	0.20	0.20

Fiscal 2006:
Net sales	$251,314	$276,003	$267,071	$272,002
Gross profit	126,540	139,854	134,746	139,842
Net income	17,130	26,164	19,994	22,394
Earnings per basic share (1)	0.50	0.79	0.61	0.68
Earnings per diluted share (1)	0.49	0.77	0.59	0.66
Dividend per common share	0.18	0.18	0.18	0.18

(1) The sum of the quarterly earnings per share may not equal the full-year total due to rounding and/or changes in share count.

(18)                          Subsequent Events

None.

(19)                          Financial Information About the Parent, the Issuer and the Guarantors

On September 27, 2005, Global (the “Issuer”) issued $200 million aggregate principal amount of Senior Notes which have been guaranteed on a senior basis by Interiors (the “Parent”), and other wholly-owned subsidiaries of the Issuer and the Parent, including Ethan Allen Retail, Inc., Ethan Allen Operations, Inc., Ethan Allen Realty, LLC, Lake Avenue Associates, Inc. and Manor House, Inc. The subsidiary guarantors (other than the Parent) are collectively called the “Guarantors”.  The guarantees of the Guarantors are unsecured.  All of the guarantees are full, unconditional and joint and several and the Issuer and each of the Guarantors are 100% owned by the Parent. Ethan Allen (UK) Ltd., KEA International Inc. (which was legally dissolved in January 2007), Northeast Consolidated, Inc., Riverside Water Works, Inc. and our other subsidiaries which are not guarantors are called the “Non-Guarantors”. The following tables set forth the condensed consolidating balance sheets as of June 30, 2008 and June 30, 2007, the condensed consolidating statements of operations for the twelve months ended June 30, 2008, 2007, and 2006, and the condensed consolidating statements of cash flows for the twelve months ended June 30, 2008, 2007, and 2006 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

CONDENSED CONSOLIDATING BALANCE SHEET

(in thousands)

June 30, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$71,117	$3,259	$—	$—	$74,376
Accounts receivable, net	—	11,937	735	—	—	12,672
Inventories	—	—	227,094	—	(40,829)	186,265
Prepaid expenses and other current assets	—	15,355	21,510	—	—	36,865
Intercompany receivables	—	713,984	209,471	—	(923,455)	0
Total current assets	—	812,393	462,069	—	(964,284)	310,178

Property, plant and equipment, net	—	13,186	337,246	—	—	350,432
Goodwill and other intangible assets	—	37,905	58,918	—	—	96,823
Other assets	—	3,604	936	—	—	4,540
Investment in affiliated companies	662,726	117,368	—	—	(780,094)	—
Total assets	662,726	984,456	859,169	—	(1,744,378)	761,973

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	—	—	41	—	—	41
Customer deposits	—	—	47,297	—	—	47,297
Accounts payable	—	9,785	16,659	—	—	26,444
Accrued expenses and other current liabilities	6,438	36,885	18,397	—	—	61,720
Intercompany payables	283,216	597	639,601	41	(923,455)	—
Total current liabilities	289,654	47,267	721,995	41	(923,455)	135,502

Long-term debt	—	198,837	4,151	—	—	202,988
Other long-term liabilities	—	7,819	12,564	—	—	20,383
Deferred income taxes	—	27,327	—	—	—	27,327
Total liabilities	289,654	281,250	738,710	41	(923,455)	386,200

Shareholders’ equity	373,072	703,206	120,459	(41)	(820,923)	375,773
Total liabilities and shareholders’ equity	$662,726	$984,456	$859,169	$—	$(1,744,378)	$761,973

CONDENSED CONSOLIDATING BALANCE SHEET

(in thousands)

June 30, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$142,253	$5,626	$—	$—	$147,879
Accounts receivable, net	—	14,118	471	13	—	14,602
Inventories	—	—	210,146	10,759	(39,021)	181,884
Prepaid expenses and other current assets	—	15,743	21,969	352	—	38,064
Intercompany	—	591,102	195,444	—	(786,546)	—
Total current assets	—	763,216	433,656	11,124	(825,567)	382,429

Property, plant and equipment, net	—	11,104	311,081	—	—	322,185
Intangible assets, net	—	37,905	54,595	—	—	92,500
Other assets	—	4,299	1,185	—	—	5,484
Investment in affiliated companies	600,453	149,524	—	—	(749,977)	—

Total assets	$600,453	$966,048	$800,517	$11,124	$(1,575,544)	$802,598

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$—	$40	$—	$—	$40
Customer deposits	—	—	52,072	—	—	52,072
Accounts payable	3,436	6,509	12,732	3,973	—	26,650
Accrued expenses and other current liabilities	6,286	47,471	14,920	—	—	68,677
Intercompany	182,458	43,443	553,479	7,166	(786,546)	—
Total current liabilities	192,180	97,423	633,243	11,139	(786,546)	147,439

Long-term debt	—	198,676	4,192	—	—	202,868
Other long-term liabilities	—	227	11,776	—	—	12,003
Deferred income taxes	—	30,646	—	—	—	30,646
Total liabilities	192,180	326,972	649,211	11,139	(786,546)	392,956

Shareholders’ equity	408,273	639,076	151,306	(15)	(788,998)	409,642

Total liabilities and shareholders’ equity	$600,453	$966,048	$800,517	$11,124	$(1,575,544)	$802,598

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(in thousands)

Year Ended June 30, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$617,547	$1,009,596	$—	$(647,098)	$980,045
Cost of sales	—	436,642	662,716	—	(645,378)	453,980
Gross profit	—	180,905	346,880	—	(1,720)	526,065

Selling, general and administrative expenses	166	50,555	372,506	2	—	423,229
Restructuring and impairment charges	—	—	6,836	—	—	6,836
Total operating expenses	166	50,555	379,342	2	—	430,065
Operating income (loss)	(166)	130,350	(32,462)	(2)	(1,720)	96,000

Interest and other miscellaneous income, net	58,238	(24,901)	724	—	(26,170)	7,891
Interest and other related financing costs	—	11,408	305	—	—	11,713
Income before income tax expense	58,072	94,041	(32,043)	(2)	(27,890)	92,178
Income tax expense	—	33,995	111	—	—	34,106
Net income/(loss)	$58,072	$60,046	$(32,154)	$(2)	$(27,890)	$58,072

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(in thousands)

Year Ended June 30, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$655,967	$982,503	$—	$(633,158)	$1,005,312
Cost of sales	—	461,479	647,249	15	(630,014)	478,729
Gross profit	—	194,488	335,254	(15)	(3,144)	526,583

Selling, general and administrative expenses	166	45,232	356,613	11	—	402,022
Restructuring and impairment charges	—	—	13,442	—	—	13,442
Total operating expenses	166	45,232	370,055	11	—	415,464

Operating income (loss)	(166)	149,256	(34,801)	(26)	(3,144)	111,119

Interest and other miscellaneous income, net	69,393	(26,557)	(97)	(55)	(32,315)	10,369
Interest and other related financing costs	—	11,457	305	—	—	11,762

Income (loss) before income tax expense	69,227	111,242	(35,203)	(81)	(35,459)	109,726

Income tax expense	—	38,593	1,906	—	—	40,499

Net income (loss)	$69,227	$72,649	$(37,109)	$(81)	$(35,459)	$69,227

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(in thousands)

Year Ended June 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$737,213	$1,022,557	$—	$(693,380)	$1,066,390
Cost of sales	—	521,468	694,936	31	(691,027)	525,408
Gross profit	—	215,745	327,621	(31)	(2,353)	540,982

Selling, general and administrative expenses	165	48,937	344,955	12	—	394,069
Restructuring and impairment charges	—	—	4,241	—	—	4,241
Total operating expenses	165	48,937	349,196	12	—	398,310

Operating income (loss)	(165)	166,808	(21,575)	(43)	(2,353)	142,672

Interest and other miscellaneous income, net	85,847	(20,780)	(427)	(1,177)	(58,537)	4,926
Interest and other related financing costs	—	9,157	336	—	—	9,493

Income (loss) before income tax expense	85,682	136,871	(22,338)	(1,220)	(60,890)	138,105

Income tax expense	—	48,559	3,864	—	—	52,423

Net income (loss)	$85,682	$88,312	$(26,202)	$(1,220)	$(60,890)	$85,682

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(in thousands)

Year Ended June 30, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$100,598	$(68,050)	$53,589	$—	$—	$86,137

Cash flows from investing activities:
Capital expenditures	—	(5,217)	(54,821)	—	—	(60,038)
Acquisitions	—	—	(7,777)	—	—	(7,777)
Proceeds from the disposal of property, plant and equipment	—	—	6,943	—	—	6,943
Other	—	38	(500)	—	—	(462)
Net cash used in investing activities	—	(5,179)	(56,155)	—	—	(61,334)

Cash flows from financing activities:
Payments on long-term debt	—	—	(40)	—	—	(40)
Purchases and other retirements of company stock	(75,577)	—	—	—	—	(75,577)
Proceeds from issuance of common stock	474	—	—	—	—	474
Excess tax benefits from share-based payment arrangements	—	2,093	—	—	—	2,093
Dividends paid	(25,495)	—	—	—	—	(25,495)
Net cash provided by (used in) financing activities	(100,598)	2,093	(40)	—	—	(98,545)
Effect of exchange rate changes on cash	—	—	239	—	—	239

Net decrease in cash and cash equivalents	—	(71,136)	(2,367)	—	—	(73,503)

Cash and cash equivalents – beginning of period	—	142,253	5,626	—	—	147,879

Cash and cash equivalents – end of period	$—	$71,117	$3,259	$—	$—	$74,376

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(in thousands)

Year Ended June 30, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$81,428	$(32,386)	$70,147	$—	$—	$119,189

Cash flows from investing activities:
Capital expenditures	—	(2,713)	(56,360)	—	—	(59,073)
Acquisitions	—	—	(15,297)	—	—	(15,297)
Proceeds from the disposal of property, plant and equipment	—	—	5,431	—	—	5,431
Other	—	198	—	—	—	198
Net cash used in investing activities	—	(2,515)	(66,226)	—	—	(68,741)

Cash flows from financing activities:
Payments on long-term debt	—	—	(38)	—	—	(38)
Payment of deferred financing costs	—	(107)	—	—	—	(107)
Purchases and other retirements of company stock	(57,152)	—	—	—	—	(57,152)
Proceeds from the issuance of common stock	521	—	—	—	—	521
Excess tax benefits from share-based payment arrangements	—	5,015	—	—	—	5,015
Dividends paid	(24,797)	—	—	—	—	(24,797)
Net cash provided by (used in) financing activities	(81,428)	4,908	(38)	—	—	(76,558)

Effect of exchange rate changes on cash	—	—	188	—	—	188

Net increase (decrease) in cash and cash equivalents	—	(29,993)	4,071	—	—	(25,922)

Cash and cash equivalents – beginning of period	—	172,246	1,555	—	—	173,801

Cash and cash equivalents – end of period	$—	$142,253	$5,626	$—	$—	$147,879

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(in thousands)

Year Ended June 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$104,885	$(13,651)	$40,459	$(104)	$—	$131,589

Cash flows from investing activities:
Capital expenditures	—	(2,828)	(38,677)	—	—	(41,505)
Acquisitions	—	—	(7,791)	—	—	(7,791)
Proceeds from the disposal of property, plant and equipment	—	5	4,428	—	—	4,433
Other	—	48	—	—	—	48
Net cash used in investing activities	—	(2,775)	(42,040)	—	—	(44,815)

Cash flows from financing activities:
Net proceeds from the issuance of long-term debt	—	198,396	—	—	—	198,396
Net borrowings on revolving credit facility	—	(8,000)	—	—	—	(8,000)
Payments on long-term debt	—	—	(242)	—	—	(242)
Payment of deferred financing costs	—	(2,219)	—	—	—	(2,219)
Purchases and other retirements of company stock	(84,106)	—	—	—	—	(84,106)
Proceeds from the issuance of common stock	2,349	—	—	—	—	2,349
Excess tax benefits from share-based payment arrangements	—	495	—	—	—	495
Dividends paid	(23,128)	—	—	—	—	(23,128)
Net cash provided by (used in) financing activities	(104,885)	188,672	(242)	—	—	83,545

Effect of exchange rate changes on cash	—	—	34	—	—	34

Net increase (decrease) in cash and cash equivalents	—	172,246	(1,789)	(104)	—	170,353

Cash and cash equivalents – beginning of period	—	—	3,344	104	—	3,448

Cash and cash equivalents – end of period	$—	$172,246	$1,555	$—	$—	$173,801

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No changes in, or disagreements with, accountants as a result of accounting or financial disclosure matters, occurred during fiscal years 2008, 2007 or 2006.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer (“CEO”) and the Vice President-Finance (“VPF”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and VPF, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the CEO and VPF, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2008.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2008, as stated in their report included under Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 will appear in the Ethan Allen Interiors Inc. proxy statement for the Annual Meeting of Shareholders scheduled to be held on November 11, 2008 (the “Proxy Statement”). The Proxy Statement, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in this Annual Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934). In addition, the information set forth below is provided as required by Item 10 and the listing standards of the New York Stock Exchange (“NYSE”).

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

On July 22, 2008, Mr. McDonell notified us that he would be retiring at the end of his term as a director and would not be seeking re-election. Mr. McDonell agreed to continue as Chairman of the Audit Committee until the filing of this Annual Report, at which point Mr. Clark will take over as Chairman. Mr. McDonell will remain a member of the Audit Committee until the end of his term as a director at the 2008 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of June 30, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	1,929,457	$30.46	1,323,029
Equity compensation plans not approved by security holders (2)	—	—	—
Total	1,929,457	$30.46	1,323,029

(1)          Amount includes stock options outstanding under our 1992 Stock Option Plan (the “Plan”) as well as nonvested shares of restricted stock and vested Stock Units which have been provided for under the provisions of the Plan. See Note 11 to our Consolidated Financial Statements included under Item 8 of this Annual Report.

(2)          As of June 30, 2008, we do not maintain any equity compensation plans which have not been approved by our shareholders.

NYSE Certification

Mr. Kathwari, Chief Executive Officer and President, has certified to the NYSE, pursuant to Section 303A.12 of the NYSE’s listing standards, that he is unaware of any violation by the Company of the NYSE’s corporate governance listing standards.

PART IV

Item 15. Exhibits and Financial Statement Schedules

I.                                         Listing of Documents

(1)                                  Financial Statements. Our Consolidated Financial Statements, included under Item 8 hereof, as required at June 30, 2008 and 2007, and for the years ended June 30, 2008, 2007 and 2006 consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity

Notes to Consolidated Financial Statements

(2)                                  Financial Statement Schedule. Our Financial Statement Schedule, appended hereto, as required for the years ended June 30, 2008, 2007 and 2006 consists of the following:

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
3 (c)-1

Certificate of Amendment of Certificate of Designation of Series C Junior Participating Preferred Stock (incorporated by reference to Exhibit 3(c)-1 to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2005

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

10.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 3, 1996)
4 (a)-1

Amendment No. 1 to Rights Agreement, dated as of December 23, 2004 between the Company and Harris Trust Savings Bank and Computershare Investor Services, LLC (incorporated by reference to Exhibit 4(a)-1 to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2005

4 (b)

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

The Ethan Allen Retirement Savings Plan as Amended and Restated, effective January 1, 2006 (incorporated by reference to Exhibit 10(b)-7 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 5, 2007

10 (c)

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

Second Amended and Restated Private Label Consumer Credit Card Program Agreement, dated as of July 23, 2007, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc. and GE Money Bank (incorporated by reference to Exhibit 10(e)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 5, 2007)

10 (f)

Employment Agreement, dated As of November 13, 2007, between Mr. Kathwari and Ethan Allen Interiors Inc. (incorporated by reference to Exhibit 10(h) to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2007

10 (g)

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

10 (h)	Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 10(f) to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2007)

	10 (h)-1	Form of Option Agreement for Grants to Independent Directors (incorporated by reference to Exhibit 10(h)-4 to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2005
	10 (h)-2	Form of Option Agreement for Grants to Employees (incorporated by reference to Exhibit 10(h)-5 to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2005
	10(h)-3	Form of Restricted Stock Agreement for Executives (incorporated by reference to Exhibit 10(f)-1 to the Current Report on Form 10-8 of the Company filed with the SEC on November 19, 2007
	10(h)-4	Form of Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10(f)-2 to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2007
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

* Filed herewith.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

As of and for the Fiscal Years Ended June 30, 2008, 2007 and 2006

(In thousands)

	Balance at Beginning of Period	Additions Charged to Income	Adjustments and/or Deductions	Balance at End of Period

Accounts Receivable:
Sales discounts, sales returns and allowance for doubtful accounts:

June 30, 2008	$2,042	$493	$—	$2,535
June 30, 2007	$2,074	$10	$(42)	$2,042
June 30, 2006	$2,102	$2	$(30)	$2,074

Inventory:
Inventory valuation allowance:

June 30, 2008	$2,930	$—	$(670)	$2,260
June 30, 2007	$2,930	$—	$—	$2,930
June 30, 2006	$2,691	$295	$(56)	$2,930

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHAN ALLEN INTERIORS INC.
(Registrant)

By	/s/ M. Farooq Kathwari
(M. Farooq Kathwari)
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By	/s/ David R. Callen
(David R. Callen)
Vice President, Finance and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ M. Farooq Kathwari	Chairman, President and
(M. Farooq Kathwari)	Chief Executive Officer
(Principal Executive Officer)

/s/ David R. Callen	Vice President, Finance and Treasurer
(David R. Callen)	(Principal Financial Officer and
Principal Accounting Officer)

/s/ John P. Birkelund	Director
(John P. Birkelund)

/s/ Clinton A. Clark	Director
(Clinton A. Clark)

/s/ Kristin Gamble	Director
(Kristin Gamble)

/s/ Horace G. McDonell	Director
(Horace G. McDonell)

/s/ Edward H. Meyer	Director
(Edward H. Meyer)

/s/ Richard A. Sandberg	Director
(Richard A. Sandberg)

/s/ Frank G. Wisner	Director
(Frank G. Wisner)

Date: August 22, 2008