Form 10-Q
period 2008-09-30
ETHAN ALLEN INTERIORS INC
filed 2008-11-07
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                 ☒ Yes☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At September 30, 2008, there were 28,709,049 shares of Class A Common Stock,

par value $.01, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2008	June 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,917	$74,376
Accounts receivable, less allowance for doubtful accounts of $1,842 at September 30, 2008 and $2,535 at June 30, 2008	11,549	12,672
Inventories (note 4)	187,495	186,265
Prepaid expenses and other current assets	22,016	32,860
Deferred income taxes	4,188	4,005
Total current assets	305,165	310,178

Property, plant and equipment, net	355,036	350,432
Goodwill and other intangible assets (notes 6 and 7)	94,633	96,823
Other assets	4,423	4,540
Total assets	$759,257	$761,973

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (note 8)	$41	$41
Customer deposits	42,640	47,297
Accounts payable	25,894	26,444
Accrued compensation and benefits	33,725	32,568
Accrued expenses and other current liabilities (note 5)	34,331	29,152
Total current liabilities	136,631	135,502

Long-term debt (note 8)	203,018	202,988
Other long-term liabilities	20,661	20,383
Deferred income taxes	22,948	27,327
Total liabilities	383,258	386,200

Shareholders’ equity:
Class A common stock, par value $.01, 150,000,000 shares authorized; 48,274,870 shares issued at September 30, 2008 and 48,251,780 shares issued at June 30, 2008	482	482
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at September 30, 2008 and June 30, 2008	—	—
Preferred stock, par value $.01, 1,055,000 shares authorized; no shares issued and outstanding at September 30, 2008 and June 30, 2008	—	—
Additional paid-in capital	355,121	354,725
	355,603	355,207
Less: Treasury stock (at cost), 19,565,821 shares at September 30, 2008 and 19,565,901 shares at June 30, 2008	(588,783)	(588,783)
Retained earnings	606,857	606,648
Accumulated other comprehensive income (note 12)	2,322	2,701
Total shareholders’ equity	375,999	375,773
Total liabilities and shareholders’ equity	$759,257	$761,973

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
	2008	2007
Net sales	$205,841	$248,727
Cost of sales	93,900	115,270
Gross profit	111,941	133,457

Operating expenses:
Selling	55,302	57,578
General and administrative	46,058	48,082
Restructuring and impairment charge (credit), net (note 5)	(1,630)	—
Total operating expenses	99,730	105,660

Operating income	12,211	27,797
Interest and other miscellaneous income, net	1,100	2,922
Interest and other related financing costs (note 8)	2,901	2,935

Income before income taxes	10,410	27,784

Income tax expense (note 3)	2,988	10,280

Net income	$7,422	$17,504

Per share data (note 11):
Basic earnings per common share:
Net income per basic share	$0.26	$0.58
Basic weighted average common shares	28,703	30,084
Diluted earnings per common share:
Net income per diluted share	$0.26	$0.57
Diluted weighted average common shares	28,847	30,464

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	September 30,
	2008	2007
Operating activities:
Net income	$7,422	$17,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,318	5,937
Compensation expense related to share-based awards	394	132
Provision (benefit) for deferred income taxes	(1,850)	49
Excess tax benefits from share-based payment arrangements	—	(2,081)
Restructuring and impairment charge (benefit), net	(3,854)	—
(Gain) loss on disposal of property, plant and equipment	(5)	(552)
Other	66	69
Change in assets and liabilities, net of the effects of acquired businesses:
Accounts receivable	931	347
Inventories	(561)	587
Prepaid and other current assets	9,192	1,509
Other assets	84	142
Customer deposits	(5,312)	4,144
Accounts payable	(550)	1,970
Accrued expenses and other current liabilities	5,253	2,552
Other long-term liabilities	547	9,141
Net cash provided by operating activities	18,075	41,450

Investing activities:
Proceeds from the disposal of property, plant & equipment	5,729	5,063
Capital expenditures	(11,093)	(12,545)
Acquisitions	(375)	(705)
Other	(249)	6
Net cash used in investing activities	(5,988)	(8,181)

Financing activities:
Payments on long-term debt	(10)	(9)
Proceeds from issuance of common stock	2	307
Excess tax benefits from share-based payment arrangements	—	2,081
Payment of cash dividends	(6,331)	(6,185)
Purchases and other retirements of company stock	—	(44,101)
Net cash used in financing activities	(6,339)	(47,907)
Effect of exchange rate changes on cash	(207)	243
Net increase (decrease) in cash & cash equivalents	5,541	(14,395)
Cash & cash equivalents - beginning of period	74,376	147,879
Cash & cash equivalents - end of period	$79,917	$133,484

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three Months Ended September 30, 2008

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at June 30, 2008	$482	$354,725	$(588,783)	$2,701	$606,648	$375,773

Share-based compensation expense (note 10)	—	394	—	—	—	394

Issuance of common stock upon issuance of share-based awards		2				2

Dividends declared on common stock	—	—	—	—	(7,213)	(7,213)

Other comprehensive income (note 12):
Currency translation adjustments	—	—	—	(391)	—	(391)
Loss on derivatives, net of tax and other	—	—	—	12	—	12
Net income	—	—	—	—	7,422	7,422
Total comprehensive income						7,043

Balance at September 30, 2008	$482	$355,121	$(588,783)	$2,322	$606,857	$375,999

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)          Basis of Presentation and Recent Accounting Pronouncements

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

Recently Adopted Accounting Pronouncements

On July 1, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, yet does not require any new fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP No. 157-2”), which delayed the effective date of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities until July 1, 2009 for the Company, except for items that are recognized or disclosed at fair value by the Company on a recurring basis.  Effective July 1, 2008, the Company adopted the provisions of SFAS No. 157, except as it relates to those nonfinancial assets and nonfinancial liabilities excluded under FSP No. 157-2.  Those excluded items for which the Company has not applied the fair value provisions of SFAS No. 157 include goodwill and other intangible assets (note 7), assets held for sale (note 5), liabilities for exit or disposal activities (note 5), and business acquisitions (note 6).  The Company is currently evaluating the impact of this statement on the Company’s financial position, results of operations and cash flows as it relates to nonfinancial assets and nonfinancial liabilities.  For the impact of adoption of this statement on financial assets, financial liabilities, and nonfinancial assets recognized at fair value on a recurring basis, see note 13.

Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), became effective for us on July 1, 2008.  SFAS No. 159 gives us the option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities, with the difference between the carrying value before election and the fair value recorded upon election as an adjustment to beginning retained earnings.  The fair value option may be elected on an instrument by instrument basis and is irrevocable, unless a new election date occurs.  The Company did not apply the fair value option to any of its outstanding instruments, and therefore, SFAS No. 159 did not have an impact on the Company’s consolidated financial statements.

(2)   Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the consolidated financial statements.  In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2008.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3)           Income Taxes

The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to actual or forecasted permanent book to tax differences; impacts from future tax audits with state, federal or foreign tax authorities; or impacts from tax law changes.  The Company identifies items which are not normal and are nonrecurring in nature and treats these as discrete events. The tax effect of discrete items is recorded in the quarter in which the discrete events occur. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis.

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”) we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We adopted the provisions set forth by FIN 48 effective July 1, 2007.

Essentially all of the unrecognized tax benefits, if recognized, would be recorded as a benefit to income tax expense. Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.

 The Company’s consolidated effective income tax rate was 28.7% and 37.0% for the three months ended September 30, 2008 and 2007, respectively. The current period lower effective tax rate is due primarily to a one time adjustment of $0.7 million made in the current quarter.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by the taxing authorities in such major jurisdictions as Canada, Mexico and the U.S. As of September 30, 2008, certain subsidiaries of the Company are currently under audit from 2001 through 2007 in the U.S. It is reasonably possible that some of these audits may be completed during the next twelve months. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant.

(4)           Inventories

Inventories at September 30, 2008 and June 30, 2008 are summarized as follows (in thousands):

	September 30, 2008	June 30, 2008

Finished goods	$154,214	$153,981
Work in process	7,480	5,985
Raw materials	25,801	26,299
	$187,495	$186,265

Inventories are presented net of a related valuation allowance of $2.2 million at September 30, 2008 and $2.3 million at June 30, 2008.

(5)           Restructuring and Impairment Charges

In recent years, we have developed, announced and executed plans to consolidate our operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

On January 10, 2008, we announced a plan to consolidate the operations of certain company owned retail design centers and retail service centers. In connection with this initiative, we have permanently ceased operations at eleven design centers and six retail service centers which, for the most part, were consolidated into other existing operations.  We also implemented our design team concept across the Retail division at the end of fiscal 2008.  These decisions resulted in a reduction in headcount of approximately 400 employees, with the reduction in headcount occurring mostly during the third and fourth quarters of fiscal 2008.  Additionally, other actions taken during fiscal 2008 were not included in the restructuring plan. Altogether, there were more than 500 fewer associates in our Retail business by the end of fiscal 2008. In the first quarter of fiscal 2009, a $1.6 million restructuring and impairment net gain was recorded.  Of this amount, $4.2 million was a realized gain on the sale of property classified as held for sale and was partially offset by $2.2 million in lease termination costs and adjustments for expected charges on leased properties no longer being used.  Since the plan was announced, we have recorded pre-tax restructuring and impairment charges totaling $4.8 million, including $0.9 million in employee severance and other payroll and benefit costs, $5.3 million in lease termination and other exit costs, and a benefit of $1.4 million on long-lived assets.  We do not anticipate any additional new charges related to this retail restructuring, however, the estimated present value of future lease payments with terms ranging from less than one to seven years, and one ground lease with 25 years remaining are included in the balance at September 30, 2008 and contain estimates that will likely require adjustment in the future.  In addition to the retail charges, $0.4 million was recorded in the quarter to update the fair value of a wholesale plant site held for sale.  These charges are reported together in the following table.

Activity in the Company’s restructuring reserves is summarized as follows (in thousands):

	Balance at June 30, 2008	New charges (credits)	Utilized	Adjustments	Balance at September 30, 2008
Employee severance and other payroll and benefit costs	$—	$64	$(64)	$—	$—
Other plant exit costs	3,358	1,677	(1,581)	318	3,772
Write down of long-lived assets	—	(4,080)	3,688	392	—
	$3,358	$(2,339)	$(2,043)	$709	$3,772

 (6)     Business Acquisitions

In August 2008, we acquired in two transactions, two Ethan Allen retail design centers from independent retailers for consideration of approximately $0.6 million of cash and forgiveness of receivables, assumed customer deposits of $0.7 million and other liabilities of $0.2 million.  As a result of this acquisition, we recorded additional inventory of $0.7 million and goodwill of $0.7 million.  There were no acquisitions completed during the three months ended September 30, 2007.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

A summary of our allocation of purchase price associated with acquisitions occurring during the three months ended September 30, 2008 is provided below (in thousands):

Nature of acquisition	2 design centers
Total consideration	$567
Fair value of assets acquired and liabilities assumed:
Inventory	669
PP&E and other assets	49
Customer deposits	(655)
A/P and other liabilities	(200)
Goodwill	$704

(7)           Goodwill and Other Intangible Assets

As of September 30, 2008, we had goodwill of $74.9 million and other indefinite-lived intangible assets of $19.7 million. Comparable balances as of June 30, 2008 were $77.1 million and $19.7 million, respectively.

Goodwill in the retail and wholesale segments was $49.4 million and $25.4 million, respectively, at September 30, 2008 and $48.9 million and $28.2 million, respectively, at June 30, 2008. Goodwill in the wholesale segment decreased $2.7 million in the quarter due to the effective settlement of tax positions taken in previous years.  The wholesale segment, at both dates, includes indefinite-lived intangible assets of $19.7 million which represent Ethan Allen trade names.

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

 (8)          Borrowings

Total debt obligations at September 30, 2008 and June 30, 2008 consist of the following (in thousands):

	September 30,	June 30,
	2008	2008
5.375% Senior Notes due 2015	$198,877	$198,837
Industrial revenue bonds	3,855	3,855
Other debt	327	337
Total debt	203,059	203,029
Less current maturities	41	41
Total long-term debt	$203,018	$202,988

On September 27, 2005, we completed a private offering of $200.0 million of ten-year senior unsecured notes due 2015 (the “Senior Notes”). The Senior Notes were offered by Global and have an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1 of each year.  Proceeds received in connection with the issuance of the Senior Notes, net of a related discount of $1.6 million, totaled $198.4 million. We used the net proceeds from the offering to expand our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes.  As of September 30, 2008, outstanding borrowings related to this

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

transaction have been included in the Consolidated Balance Sheets within long-term debt. The discount on the Senior Notes is being amortized to interest expense over the life of the related debt as is debt issuance costs of $2.0 million primarily for banking, legal, accounting, rating agency, and printing services and $0.8 million of losses on settled forward contracts entered in conjunction with this debt issuance.

 (9)          Litigation and Environmental Matters

We and our subsidiaries are subject to various environmental laws and regulations. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials.

During the quarter ended September 30, 2008, we resolved our liability as a potentially responsible party (“PRP”) with respect to the remediation of two active sites listed, or proposed for inclusion, on the National Priorities List (“NPL”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). The sites two sites are located in Southington, Connecticut and Atlanta, Georgia.  In each case, we were able to resolve our liability as part of de minimis settlements.

As a result, as of September 30, 2008 we remained a PRP only with respect to the NPL site located in High Point, North Carolina.  We do not anticipate incurring significant costs with respect to the High Point, North Carolina site as we believe that we are not a major contributor based on the very small volume of waste generated by us in relation to total volume at that site.  Our volumetric share at the High Point site is less than 1% of over 18 million gallons disposed of at the site and there are more than 2,000 PRPs, including more than 1,000 de minimis parties (of which we are one).  The other PRPs at the site consist of local, regional, national and multi-national companies.

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

As of September 30, 2008, we believe that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.  We believe our currently anticipated capital expenditures for environmental control facility matters are not material.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

 (10)        Share-Based Compensation

On October 10, 2007, the Company’s Board of Directors and M. Farooq Kathwari, our President and Chief Executive Officer, agreed to the terms of a new employment agreement expiring on June 30, 2012 (the “Agreement”).  Pursuant to the terms of the Agreement, Mr. Kathwari was awarded options to purchase 150,000 shares of our common stock on October 10, 2007, and options to purchase an additional 90,000 shares on July 1, 2008, in each case at the closing stock price on the grant date.  The 2007 grant was issued at an exercise price of $34.03, and vests in three installments of 33 1/3% on each June 30 of 2008, 2009 and 2010.  The 2008 grant was issued at an exercise price of $24.62, and vests in two installments of 50% on each of June 30, 2009 and 2010.  The Agreement provides for an additional grant of 60,000 options on July 1, 2009, with an exercise price equal to the closing price of a share of our common stock on the New York Stock Exchange on that date.  The 2009 grant will vest on June 30, 2010.  All options awarded under the Agreement have a contractual term of 10 years.

In connection with the Agreement, Mr. Kathwari received an award of 20,000 restricted shares with vesting based on continuing service and the performance of the Company’s stock price during the 32 month period subsequent to the award date as compared to the Standard and Poor’s 500 index.  On July 1, 2008, an additional award of 20,000 restricted shares with the same vesting conditions (over a 36 month period) was granted.  Mr. Kathwari will also receive, as per the Agreement, an additional grant of 20,000 restricted shares on July 1, 2009 with the same 36 month vesting, continuing service and performance conditions.

Also in connection with the Agreement, Mr. Kathwari received on November 13, 2007 an award of 15,000 restricted shares.  These shares are service-based with 3,000 shares vesting on June 30 for each of the years 2008 through 2012.

 (11)        Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three Months Ended
	September 30,
	2008	2007
Weighted average common shares outstanding for basic calculation	28,703	30,084
Effect of dilutive stock options and other share-based awards	144	380
Weighted average common shares outstanding adjusted for dilution calculation	28,847	30,464

As of September 30, 2008 and 2007, stock options to purchase 1,814 and 785 common shares, respectively, were excluded from the respective diluted earnings per share calculation because their impact was anti-dilutive.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12)         Comprehensive Income

Total comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in equity.  Such items, which are generally presented on a net of tax basis, may include foreign currency translation adjustments, minimum pension liability adjustments (i.e. gains and losses) on certain derivative instruments, and unrealized gains and losses on certain investments in debt and equity securities.  We have reported our total comprehensive income in the Consolidated Statements of Shareholders’ Equity.

Our accumulated other comprehensive income, which is comprised of losses on certain derivative instruments and accumulated foreign currency translation adjustments, totaled $2.3 million at September 30, 2008 and $2.7 million at June 30, 2008.  Losses on derivative instruments are the result of cash flow hedging contracts entered into in connection with the issuance of the Senior Notes (see Note 8).  Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operation of five Ethan Allen owned retail design centers located in Canada and our cut and sew plant located in Mexico.  Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

(13)         Financial Instruments

We adopted SFAS No. 157 on July 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

SFAS No. 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•      Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•      Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•      Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following section describes the valuation methodologies we use to measure different financial assets and liabilities at fair value.

Cash Equivalents

Cash equivalents consist of money market accounts and mutual funds in U.S. government and agency securities.

We use quoted prices in active markets for identical assets or liabilities to determine fair value.  This pricing methodology applies to our Level 1 cash equivalents.  We do not hold any Level 2 or Level 3 investments in our cash equivalents.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

At September 30, 2008, the Company’s assets and liabilities measured at fair value on a recurring basis consist of $70.3 million in cash equivalents, which were valued using Level 1 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including our cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended September 30, 2008, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.

(14)         Segment Information

Our operations are classified into two operating segments: wholesale and retail.  These operating segments represent strategic business areas which, although they operate separately and provide their own distinctive services, enable us to more effectively offer our complete line of home furnishings and accessories.

The wholesale segment is principally involved in the development of the Ethan Allen brand, which encompasses the design, manufacture, domestic and offshore sourcing, sale and distribution of a full range of home furnishings and accessories to a network of independently owned and Ethan Allen owned design centers as well as related marketing and brand awareness efforts.  Wholesale revenue is generated upon the wholesale sale and shipment of our product to all retail design centers, including those owned by Ethan Allen.  Wholesale profitability includes (i) the wholesale gross margin, which represents the difference between the wholesale sales price and the cost associated with manufacturing and/or sourcing the related product, and (ii) other operating costs associated with wholesale segment activities.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other).

A breakdown of wholesale sales by these product lines for the three months ended September 30, 2008 and 2007 is provided as follows:

	Three Months Ended
	September 30,
	2008	2007
Case Goods	41%	47%
Upholstered Products	42	37
Home Accessories and Other	17	16
	100%	100%

Revenue information by product line is not as easily determined within the retail segment. However, because wholesale production and sales are matched, for the most part, to incoming orders, we believe that the allocation of retail sales by product line would be similar to that of the wholesale segment.

Segment information for the three months ended September 30, 2008 and 2007 is set forth as follows:

	Three Months Ended
	September 30,
	2008	2007
Net Sales:
Wholesale segment	$121,295	$156,323
Retail segment	155,870	182,754
Elimination of inter-company sales	(71,324)	(90,350)
Consolidated Total	$205,841	$248,727

Operating Income:
Wholesale segment (1)	$11,885	$26,780
Retail segment (2)	(3,052)	899
Adjustment of inter-company profit (3)	3,378	118
Consolidated Total	$12,211	$27,797

Capital Expenditures:
Wholesale segment	$1,632	$2,044
Retail segment	9,461	10,501
Acquisitions (4) (5)	375	96
Consolidated Total	$11,468	$12,641

	September 30,	June 30,
	2008	2008
Total Assets
Wholesale segment	$344,444	$342,960
Retail segment	452,130	459,842
Inventory profit elimination(6)	(37,317)	(40,829)
Consolidated Total	$759,257	$761,973

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Operating income for the wholesale segment for 2008 includes a pre-tax restructuring and impairment charge of $0.4 million for the September quarter.
(2)	Operating income for the retail segment for 2008 includes pre-tax restructuring and impairment net recovery of $2.0 million for the September quarter.
(3)

Represents the change in the inventory profit elimination necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned design center inventory existing at the end of the period.

(4)	Amount reflected as acquisitions for the three months ended September 30, 2008 includes the purchase of two retail design centers.
(5)

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

There were 40 independent retail design centers located outside the United States at September 30, 2008. Approximately 3% to 4% of our net sales were derived from sales to these retail design centers.

(15)      Subsequent Events

None

(16)       Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (July 1, 2009 for the Company). The impact of this statement on the Company’s financial position, results of operations and cash flows will be dependent upon the terms, conditions and details of such acquisitions.

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 to July 1, 2009 for us, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

(17)         Financial Information About the Parent, the Issuer and the Guarantors

On September 27, 2005, Global (the “Issuer”) issued $200 million aggregate principal amount of Senior Notes which have been guaranteed on a senior basis by Interiors (the “Parent”), and other wholly owned subsidiaries of the Issuer and the Parent, including Ethan Allen Retail, Inc., Ethan Allen Operations, Inc., Ethan Allen Realty, LLC, Lake Avenue Associates, Inc. and Manor House, Inc. The subsidiary guarantors (other than the Parent) are collectively called the “Guarantors”.  The guarantees of the Guarantors are unsecured.  All of the guarantees are full, unconditional and joint and several and the Issuer and each of the Guarantors are 100% owned by the Parent. Ethan Allen (UK) Ltd., KEA International Inc. (which was legally dissolved in January 2007), Northeast Consolidated, Inc. (which was legally dissolved in June 2007), Riverside Water Works, Inc. (which was legally dissolved in June 2007), and our other subsidiaries which are not guarantors are called the “Non-Guarantors”.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables set forth the condensed consolidating balance sheets as of September 30, 2008 and June 30, 2008, the condensed consolidating statements of operations for the three months ended September 30, 2008 and 2007, and the condensed consolidating statements of cash flows for the three months ended September 30, 2008 and 2007 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

September 30, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$76,960	$2,957	$—	$—	$79,917
Accounts receivable, net	—	10,947	602	—	—	11,549
Inventories	—	—	224,812	—	(37,317)	187,495
Prepaid expenses and other current assets	—	11,823	14,381	—	—	26,204
Intercompany	—	732,361	212,547	—	(944,908)	—
Total current assets	—	832,091	455,299	—	(982,225)	305,165

Property, plant and equipment, net	—	12,979	342,057	—	—	355,036
Goodwill and other intangible assets	—	37,905	56,728	—	—	94,633
Other assets	—	3,509	914	—	—	4,423
Investment in affiliated companies	670,584	106,157	—	—	(776,741)	—
Total assets	$670,584	$992,641	$854,998	$—	$(1,758,966)	$759,257

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$—	$41	$—	$—	$41
Customer deposits	—	—	42,640	—	—	42,640
Accounts payable	—	10,546	15,348	—	—	25,894
Accrued expenses and other current liabilities	7,316	44,329	16,411	—	—	68,056
Intercompany	289,590	597	654,721	—	(944,908)	—
Total current liabilities	296,906	55,472	729,161	—	(944,908)	136,631

Long-term debt	—	198,877	4,141	—	—	203,018
Other long-term liabilities	—	7,781	12,880	—	—	20,661
Deferred income taxes	—	22,948	—	—	—	22,948
Total liabilities	296,906	285,078	746,182	—	(944,908)	383,258

Shareholders’ equity	373,678	707,563	108,816	—	(814,058)	375,999
Total liabilities and shareholders’ equity	$670,584	$992,641	$854,998	$—	$(1,758,966)	$759,257

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

June 30, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$71,117	$3,259	$—	$—	$74,376
Accounts receivable, net	—	11,937	735	—	—	12,672
Inventories	—	—	227,094	—	(40,829)	186,265
Prepaid expenses and other current assets	—	15,355	21,510	—	—	36,865
Intercompany receivables	—	713,984	209,471	—	(923,455)	0
Total current assets	—	812,393	462,069	—	(964,284)	310,178

Property, plant and equipment, net	—	13,186	337,246	—	—	350,432
Goodwill and other intangible assets	—	37,905	58,918	—	—	96,823
Other assets	—	3,604	936	—	—	4,540
Investment in affiliated companies	662,726	117,368	—	—	(780,094)	—
Total assets	$662,726	$984,456	$859,169	$—	$(1,744,378)	$761,973

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	—	—	41	—	—	41
Customer deposits	—	—	47,297	—	—	47,297
Accounts payable	—	9,785	16,659	—	—	26,444
Accrued expenses and other current liabilities	6,438	36,885	18,397	—	—	61,720
Intercompany payables	283,216	597	639,601	41	(923,455)	—
Total current liabilities	289,654	47,267	721,995	41	(923,455)	135,502
Long-term debt	—	198,837	4,151	—	—	202,988
Other long-term liabilities	—	7,819	12,564	—	—	20,383
Deferred income taxes	—	27,327	—	—	—	27,327
Total liabilities	289,654	281,250	738,710	41	(923,455)	386,200
Shareholders’ equity	373,072	703,206	120,459	(41)	(820,923)	375,773
Total liabilities and shareholders’ equity	$662,726	$984,456	$859,169	$—	$(1,744,378)	$761,973

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Three Months Ended September 30, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$121,596	$214,880	$—	$(130,635)	$205,841
Cost of sales	—	88,405	139,666	—	(134,171)	93,900
Gross profit	—	33,191	75,214	—	3,536	111,941

Selling, general and administrative expenses	41	13,291	88,028	—	—	101,360
Restructuring and impairment charge, (credit) net	—	—	(1,630)	—	—	(1,630)
Total operating expenses	41	3,291	86,398	—	—	99,730
Operating income (loss)	(41)	19,900	(11,184)	—	3,536	12,211

Interest and other miscellaneous income, net	7,463	(10,136)	8	—	3,765	1,100
Interest and other related financing costs	—	2,825	76	—	—	2,901
Income before income tax expense	7,422	6,939	(11,252)	—	7,301	10,410
Income tax expense	—	2,988	—	—	—	2,988

Net income (loss)	$7,422	$3,951	$(11,252)	$—	$7,301	$7,422

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Three Months Ended September 30, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$156,547	$250,964	$—	$(158,784)	$248,727
Cost of sales	—	110,533	163,641	—	(158,904)	115,270
Gross profit	—	46,014	87,323	—	120	133,457

Selling, general and administrative expenses	41	11,004	94,615	—	—	105,660
Restructuring and impairment charge, net	—	—	—	—	—	—
Total operating expenses	41	11,004	94,615	—	—	105,660
Operating income (loss)	(41)	35,010	(7,292)	—	120	27,797

Interest and other miscellaneous income, net	17,545	(4,456)	414	—	(10,581)	2,922
Interest and other related financing costs	—	2,859	76	—	—	2,935
Income before income tax expense	17,504	27,695	(6,954)	—	(10,461)	27,784
Income tax expense	—	10,244	36	—	—	10,280

Net income (loss)	$17,504	$17,451	$(6,990)	$—	$(10,461)	$17,504

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

Three Months Ended September 30, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$6,329	$6,500	$5,246	$—	$—	$18,075

Cash flows from investing activities:
Capital expenditures	—	(644)	(10,449)	—	—	(11,093)
Acquisitions	—	—	(375)	—	—	(375)
Proceeds from the disposal of property, plant and equipment	—	19	5,710	—	—	5,729
Other	—	(32)	(217)	—	—	(249)
Net cash used in investing activities	—	(657)	(5,331)	—	—	(5,988)

Cash flows from financing activities:
Payments on long-term debt	—	—	(10)	—	—	(10)
Purchases and other retirements of company stock	—	—	—	—	—	—
Proceeds from issuance of common stock	2	—	—	—	—	2
Excess tax benefits from share-based payment arrangements	—	—	—	—	—	—
Dividends paid	(6,331)	—	—	—	—	(6,331)
Net cash provided by (used in) financing activities	(6,329)	—	(10)	—	—	(6,339)

Effect of exchange rate changes on cash	—	—	(207)	—	—	(207)

Net increase (decrease) in cash and cash equivalents	—	5,843	(302)	—	—	(5,541)

Cash and cash equivalents – beginning of period	—	71,117	3,259	—	—	74,376

Cash and cash equivalents – end of period	$—	$76,960	$2,957	$—	$—	$79,917

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

Three Months Ended September 30, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$49,979	$(14,216)	$5,687	$—	$—	$41,450

Cash flows from investing activities:
Capital expenditures	—	(1,294)	(11,251)	—	—	(12,545)
Acquisitions	—	—	(705)	—	—	(705)
Proceeds from the disposal of property, plant and equipment	—	—	5,063	—	—	5,063
Other	—	6	—	—	—	6
Net cash used in investing activities	—	(1,288)	(6,893)	—	—	(8,181)

Cash flows from financing activities:
Payments on long-term debt	—	—	(9)	—	—	(9)
Purchases and other retirements of company stock	(44,101)	—	—	—	—	(44,101)
Proceeds from issuance of common stock	307	—	—	—	—	307
Excess tax benefits from share-based payment arrangements	—	2,081	—	—	—	2,081
Dividends paid	(6,185)	—	—	—	—	(6,185)
Net cash provided by (used in) financing activities	(49,979)	2,081	(9)	—	—	(47,907)

Effect of exchange rate changes on cash	—	—	243	—	—	243

Net increase (decrease) in cash and cash equivalents	—	(13,423)	(972)	—	—	(14,395)

Cash and cash equivalents – beginning of period	—	142,253	5,626	—	—	147,879

Cash and cash equivalents – end of period	$—	$128,830	$4,654	$—	$—	$133,484

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with (i) our Consolidated Financial Statements, and notes thereto, as set forth in this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended June 30, 2008.

Forward-Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other sections of this Quarterly Report contain forward-looking statements relating to our future results. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, and “intends” or words or phrases of similar expression. These forward-looking statements are subject to management decisions and various assumptions, risks and uncertainties, including, but not limited to: the effects of terrorist attacks or conflicts or wars involving the United States or its allies or trading partners; the effects of labor strikes; weather conditions that may affect sales; volatility in fuel, utility, transportation and security costs; changes in global or regional political or economic conditions, including changes in governmental and central bank policies; changes in business conditions in the furniture industry, including changes in consumer spending patterns and demand for home furnishings; effects of our brand awareness and marketing programs, including changes in demand for our existing and new products; our ability to locate new design center sites and/or negotiate favorable lease terms for additional design centers or for the expansion of existing design centers; competitive factors, including changes in products or marketing efforts of others; pricing pressures; fluctuations in interest rates and the cost, availability and quality of raw materials; those matters discussed in Items 1A and 7A of our Annual Report on Form 10-K for the year ended June 30, 2008 and in our SEC filings; and our future decisions. Accordingly, actual circumstances and results could differ materially from those contemplated by the forward-looking statements.

Critical Accounting Policies

There have been no material changes with respect to the Company’s critical accounting policies from those disclosed in its 2008 Annual Report on Form 10-K filed with the SEC on August 22, 2008.

Results of Operations

Our revenues are comprised of (i) wholesale sales to independently owned and Company-owned retail design centers and (ii) retail sales of Company-owned design centers.  See Note 14 to our Consolidated Financial Statements for the three months ended September 30, 2008 and 2007.

The components of consolidated revenue and operating income were as follows (in millions):

	Three Months Ended September 30,
	2008	2007
Revenue:
Wholesale segment	$121.3	$156.3
Retail segment	155.9	182.8
Elimination of inter-company sales	(71.3)	(90.4)
Consolidated Revenue	$205.8	$248.7

	Three Months Ended September 30,
	2008	2007
Operating Income:
Wholesale segment (1)	$11.9	$26.8
Retail segment (2)	(3.1)	0.9
Adjustment of inter-company profit (3)	3.4	0.1
Consolidated Operating Income	$12.2	$27.8

(1)	Operating income for the wholesale segment for 2008 includes a pre-tax restructuring and impairment charge of $0.4 million for the September quarter.
(2)	Operating income for the retail segment for 2008 includes a pre-tax restructuring and impairment net recovery of $2.0 million for the September quarter.
(3)	Represents the change in the inventory profit elimination necessary to adjust for the wholesale profit contained in Ethan Allen-owned design center inventory existing at the end of the period.

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

Consolidated revenue for the three months ended September 30, 2008 decreased by $42.9 million, or 17.2%, to $205.8 million, from $248.7 million for the three months ended September 30, 2007.  During the quarter, sales were negatively affected by a weak retail environment for home furnishings which we believe is due to a continued weakening of consumer confidence with current economic conditions in the U.S. and abroad.  We believe these factors were partially offset by (i) our ongoing efforts to reposition the retail network, (ii) new product introductions, and (iii) an increase in the continued use of national television as an advertising medium. Net sales for the period largely reflect the delivery of product associated with booked orders and backlog existing as of the end of the preceding quarter.  The Company’s sales decrease is primarily the result of lower volume, not lower prices.  By maintaining our everyday best price policy, we believe we have avoided the cyclicality associated with discount sales and preserved decent profitability during these challenging times.

Wholesale revenue for the first quarter of fiscal 2008 decreased by $35.0 million, or 22.4%, to $121.3 million from $156.3 million in the prior year comparable period.  The quarter-over-quarter decrease was primarily attributable to a decline in the incoming order rate due to a continued soft retail environment for home furnishings noted throughout the current period.  In addition, there were 20 fewer independent retail design centers, which decreased to 132 from 152, including eight locations transferred in to the company’s Retail division during the year.   There was one more shipping day this quarter.

Retail revenue from Ethan Allen-owned design centers for the three months ended September 30, 2008 decreased by $26.9 million, or 14.7%, to $155.9 million from $182.8 million for the three months ended September 30, 2007.  We believe the decrease in retail sales by Ethan Allen-owned design centers is due to the same soft market conditions experienced by the wholesale segment, as evidenced by a 19% decrease in comparable store sales. Partially offsetting this was a $4.0 million increase in new/closed store sales, and a net increase in the number of Ethan Allen-owned design centers to 160 as of September 30, 2008 as compared to 159 as of September 30, 2007.  During that twelve month period, we acquired eight design centers from independent retailers and opened fourteen design centers (nine of which were relocations), and closed twelve design centers.

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

Quarter-over-quarter, written business of Ethan Allen-owned design centers decreased 24.3% while comparable design centers written business decreased 27.7%.  Over that same period, wholesale orders decreased 25.6%.  Both retail and wholesale written business reflects the softer retail environment for home furnishings noted throughout the period.  We believe this has been offset, to some degree, by (i) our continued efforts to reposition the retail network, (ii) product introductions, and (iii) an increase in the continued use of national television as an advertising medium. During the quarter, we also believe we benefitted from the continued access to credit for our clients through our third party consumer credit program.

We have made considerable investment within the retail network to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of the retail design center personnel.  The implementation of the “team” concept has resulted in the development of over 280 interior design teams.  We believe that this team structure will help us continue to improve the customer service experience.

Gross profit decreased during the quarter to $111.9 million from $133.5 million in the prior year comparable quarter.  The $21.5 million, or 16.1%, decrease in gross profit was primarily attributable to (i) the reduction in net sales of 17.2%, with an overall decrease in shipments in both market segments, and (ii) lower margin percentages within the wholesale segment due to under absorbing of plant overhead costs on the lower production volume.  These factors were partially offset by (i) an improved margin percentage in our retail segment and (ii) a favorable shift in sales mix with retail sales representing a higher proportionate share of total sales in the current quarter (76%) compared to the prior year period (73%).  Consolidated gross margin increased to 54.4% for the first quarter of fiscal 2009 from 53.7% in the prior year quarter as a result, primarily, of the factors set forth above.

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the three months ended September 30, 2008 and 2007:

On January 10, 2008, we announced a plan to consolidate the operations of certain company owned retail design centers and retail service centers. In connection with this initiative, we have permanently ceased operations at eleven design centers and six retail service centers which, for the most part, were consolidated into other existing operations.  We also implemented our design team concept across the Retail division at the end of fiscal 2008.  These decisions resulted in a reduction in headcount of approximately 400 employees, with the reduction in headcount occurring mostly during the third and fourth quarters of fiscal 2008.  Additionally, other actions taken during fiscal 2008 were not included in the restructuring plan. Altogether, there were more than 500 fewer associates in our Retail business by the end of fiscal 2008. In the first quarter of fiscal 2009, a $1.6 million restructuring and impairment net gain was recorded.  Of this amount, $4.2 million was a realized gain on the sale of property classified as held for sale and was partially offset by $2.2 million in lease termination costs and adjustments for expected charges on leased properties no longer being used.  Since the plan was announced, we have recorded pre-tax restructuring and impairment charges totaling $4.8 million, including $0.9 million in employee severance and other payroll and benefit costs, $5.3 million in lease termination and other exit costs, and a benefit of $1.4 million on long-lived assets.  We do not anticipate any additional new charges related to this retail restructuring, however, the estimated present value of future lease payments with terms ranging from less than one to seven years, and one ground lease with 25 years remaining are included in the balance at September 30, 2008 and contain estimates that will likely require adjustment in the future.  In addition to the retail charges, $0.4 million was recorded in the quarter to update the fair value of a wholesale plant site held for sale.

Operating expenses decreased $5.9 million, or 5.6%, to $99.7 million, or 48.5% of sales, in the current quarter from $105.7 million, or 42.5% of sales, in the prior year quarter.  Decreases in salary related costs were experienced due to the reduced number of employees.  Advertising expenses were down $2.7 million despite a 32% increase in national TV advertising.  These reductions were partly offset by an incremental charge of $4.6 million due to the implementation of the team concept in the retail division whereby design associates are paid a base salary with an opportunity to earn a bonus.  This caused a temporary overlap of expenses.

Consolidated operating income for the three month period ended September 30, 2008 totaled $12.2 million, or 5.9% of sales, as compared to $27.8 million, or 11.2% of sales, for the three months ended September 30, 2007.  This decrease of $15.6 million is due to a decrease in gross profit mostly due to reduced sales, partly offset by a decrease in period over period operating expenses, both of which were discussed previously.

Wholesale operating income for the three months ended September 30, 2008 totaled $11.9 million, or 9.8% of sales, as compared to $26.8 million, or 17.1% of sales, in the prior year comparable quarter. The decrease of $14.9 million was primarily attributable to (i) a decrease in sales volume, (ii) higher unabsorbed costs in our manufacturing plants due to lower production volumes.

Retail operating income decreased $4.0 million to a loss of $3.1 million, or 2.0% of sales, for the first quarter of fiscal 2009 from income of $0.9 million, or 0.5% of sales, for the first quarter of fiscal 2008.  The decrease in retail operating income generated by Ethan Allen-owned design centers was primarily due to reduced sales attributed to the weak retail environment for home furnishings.

Interest and other miscellaneous income, net decreased $1.8 million from the prior year comparable quarter.  The decrease was due, primarily to a decrease in investment income resulting from lower cash and cash equivalent balances and lower rates of interest during the current period, and by gains recorded in connection with the sale of selected real estate assets in the prior year.

Interest and other related financing costs amounted to $2.9 million in both the current and prior year periods.  This amount consists, primarily, of interest expense incurred in connection with our issuance of senior unsecured debt in September 2005.

Income tax expense for the three months ended September 30, 2008 totaled $3.0 million as compared to $10.3 million for the three months ended September 30, 2007.  Our effective tax rate for the current quarter was 28.7% compared to 37.0% in the prior year quarter.  The reduction in effective tax rate for the current quarter was primarily due to a one time adjustment of $0.7 million made during the current quarter.

Net income for the three months ended September 30, 2008, was $7.4 million as compared to $17.5 million in the prior year comparable period.  Net income per diluted share totaled $0.26 in the current quarter and $0.57 in the prior year quarter.

Liquidity and Capital Resources

At September 30, 2008, we held cash and cash equivalents of $79.9 million.  Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, and borrowings.

Global capital markets have recently been disrupted and volatile.  The cost and availability of funding has been and may continue to be adversely affected by illiquid credit markets.  Some lenders have reduced or, in some cases, ceased to provide funding to borrowers.  However, our lenders have not indicated to us that they would not continue to provide funding to us or not honor or be able to fully perform their obligations under the credit facility.  Continued turbulence in the financial markets, however, could adversely affect the cost and availability of financing to us in the future.

We maintain a $200 million revolving credit facility with a group of lenders that expires in July 2010.  At September 30, 2008, we had no revolving loans, and $12.5 million in trade and standby letters of credit outstanding under the agreement. This facility includes an accordion feature which provides for an additional $100.0 million of liquidity, if needed, as well as sub-facilities for trade and standby letters of credit of $100.0 million and swingline loans of $5.0 million.  The credit facility contains various covenants which may limit our ability to incur debt; engage in mergers and consolidations; make restricted payments; sell certain assets; make investments; and issue stock. We are also required to meet certain financial covenants including a fixed charge coverage ratio, which shall not be less than 3.00 to 1 for any period of four consecutive fiscal quarters ended on or after June 30, 2005, and a leverage ratio, which shall not be greater than 3.00 to 1 at any time.  As of September 30, 2008, we had satisfactorily complied with these covenants.  If unfavorable business conditions persist, we may not comply with one or more of these covenants in the future. To address this possibility, we are discussing with our group of lenders possible amendments or changes to the facility.  As noted above, our lenders have not indicated to us that they would not continue to provide funding to us under the credit facility.  It is possible, however, that any amendments to the credit facility could result in a higher cost of borrowing for us.  We believe that we will continue to have adequate liquidity to meet our current needs.

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

A summary of net cash provided by (used in) operating, investing, and financing activities for the three month periods ended September 30, 2008 and 2007 is provided below (in millions):

	Three Months Ended
	September 30,
	2008	2007
Operating Activities
Net income plus depreciation and amortization	$13.7	$23.4
Working capital	9.0	11.2
Excess tax benefits from share-based payment arrangements	—	(2.1)
Other (non-cash items, long-term assets and liabilities)	(4.6)	9.0
Total provided by operating activities	$18.1	$41.5

Investing Activities
Capital expenditures	$(11.1)	$(12.5)
Acquisitions	(0.4)	(0.7)
Asset sales	5.7	5.0
Other	(0.2)	—
Total provided by (used in) investing activities	$(6.0)	$(8.2)

Financing Activities
Issuances of common stock	—	0.3
Purchases of company stock	—	(44.1)
Payment of dividends	(6.3)	(6.2)
Excess tax benefits from share-based payment arrangements	—	2.1
Total provided by (used in) financing activities	$(6.3)	$(47.9)

Operating Activities

As compared to the same period in fiscal year 2008, cash provided by operating activities decreased $23.4 million, primarily due to a $10.1 million decrease in net income, and a lower year to date benefit from a decrease in working capital (accounts receivable, inventories, prepaid and other current assets, customer deposits, payables, and accrued expenses and other current liabilities) largely arising from a decrease in customer deposits liability.

Investing Activities

As compared to the same period in fiscal year 2008, cash used in investing activities decreased $2.2 million during the three months ended September 30, 2008 due, primarily, to a reduction in cash utilized to fund capital expenditures and acquisitions.  We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities

As compared to the same period in fiscal year 2008, cash used in financing activities decreased $41.6 million during the three months ended September 30, 2008, primarily as a result of a decrease in payments for the acquisition of treasury stock.  On July 22, 2008, we declared a dividend of $0.25 per common share, payable on October 27, 2008, to shareholders of record as of October 10, 2008.  We expect to continue to declare quarterly dividends for the foreseeable future.

As of September 30, 2008, our outstanding debt totaled $203.0 million, the current and long-term portions of which amounted to less than $0.1 million and $203.0 million, respectively.  The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are: less than $0.1 million in each of fiscal 2009 and 2010, $3.9 million in fiscal 2011 and less than $0.1 million in fiscal 2012.  The balance of our long-term debt ($199.1 million) matures in fiscal years 2013 and thereafter.

We had no revolving loans outstanding under the credit facility as of September 30, 2008, and stand-by letters of credit outstanding under the facility at that date totaled $12.5 million.  Remaining available borrowing capacity under the facility was $187.5 million at September 30, 2008.

There has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended June 30, 2008 as filed with the Securities and Exchange Commission on August 22, 2008.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements.  As of September 30, 2008, we had working capital of $168.5 million and a current ratio of 2.23 to 1.

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

During the three months ended September 30, 2008 and 2007, we repurchased and/or retired the following shares of our common stock:

	Three Months Ended
	September 30
	2008	2007(1)(2)
Common shares repurchased	—	1,144,000
Cost to repurchase common shares	—	$38,268,917
Average price per share	—	$33.45

(1)	Repurchase activity for the three months ended September 30, 2007 excludes $3,436,230 in common stock repurchases with a June 2007 trade date and a July 2007 settlement date.
(2)

During August 2007, we also retired 661,688 shares of common stock tendered upon the exercise of outstanding employee stock options (592,861 to cover share exercise and 68,827 to cover related employee tax withholding liabilities). The total value of such shares on the date redeemed was $23,033,359, representing an average price per share of $34.81.

For each of the periods presented above, we funded our purchases of treasury stock with existing cash on hand and cash generated through current period operations.  On November 13, 2007, the Board of Directors increased the then remaining share repurchase authorization to 2,000,000 shares.  As of September 30, 2008, we had a remaining Board authorization to repurchase 1,567,669 shares.

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

As of September 30, 2008, the amount outstanding under the Credit Facility totaled approximately $1.3 million, of which $1.0 million was outstanding under the revolving credit line and $0.3 million under the term loan.  Based on the underlying creditworthiness of the respective retailer, we believe this obligation will expire without requiring funding by us. However, in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, a liability has been established to reflect our non-contingent obligation under this arrangement as a result of modifications made to the Credit Facility subsequent to January 1, 2003.  As of September 30, 2008, the carrying amount of such liability is less than $50,000.

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

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry.  All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation.  In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of September 30 2008, our product warranty liability totaled $1.4 million.

Business Outlook

Global capital markets have recently been disrupted and volatile.  While we cannot forecast, with any degree of certainty, changes in the various macro-economic factors that influence the incoming order rate, we believe that we are well positioned for the next phase of economic growth based upon our existing business model which includes: (i) an established brand; (ii) a comprehensive complement of home decorating solutions; and (iii) a vertically-integrated operating structure.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008 as filed with the Securities and Exchange Commission on August 22, 2008.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer (“CEO”) and the Vice President-Finance (“VPF”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and VPF, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth in Note 9 to the Consolidated Financial Statements included in Part I – “Financial Statements” of this report, Item 1, which is incorporated by reference herein, there has been no material change to the matters discussed in Part I, Item 3 - Legal Proceedings in our Annual Report on Form 10-K for the year ended June 30, 2008 as filed with the Securities and Exchange Commission on August 22, 2008.

Item 1A. Risk Factors

There has been no material change to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2008 as filed with the Securities and Exchange Commission on August 22, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There have been no purchases made by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2008, as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 2008	—	—	—	1,567,669
August 2008	—	—	—	1,567,669
September 2008	—	—	—	1,567,669
Total	—	—	—

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

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

ETHAN ALLEN INTERIORS INC.

(Registrant)

DATE:	November 7, 2008	BY:	/s/ M. Farooq Kathwari
Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE:	November 7, 2008	BY:	/s/ David R. Callen
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