Form 10-Q
period 2008-12-31
ETHAN ALLEN INTERIORS INC
filed 2009-02-09
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At December 31, 2008, there were 28,769,049 shares of Class A Common Stock, par value $.01, outstanding.

Item		Page

	Part I – Financial Information

1.	Financial Statements as of December 31, 2008 (unaudited) and June 30, 2008 and for the three and six months ended December 31, 2008 and 2007 (unaudited)

	Consolidated Balance Sheets	2

	Consolidated Statements of Operations	3

	Consolidated Statements of Cash Flows	4

	Consolidated Statements of Shareholders’ Equity	5

	Notes to Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

3.	Quantitative and Qualitative Disclosures About Market Risk	36

4.	Controls and Procedures	37

	Part II - Other Information

1.	Legal Proceedings	37

1A.	Risk Factors	37

2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

3.	Defaults Upon Senior Securities	38

4.	Submission of Matters to a Vote of Security Holders	38

5.	Other Information	38

6.	Exhibits	38

	Signatures	39

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2008	June 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,544	$74,376
Accounts receivable, less allowance for doubtful accounts of $1,814 at December 31, 2008 and $2,535 at June 30, 2008	8,865	12,672
Inventories (note 4)	187,831	186,265
Prepaid expenses and other current assets	20,419	32,860
Deferred income taxes	4,399	4,005
Total current assets	286,058	310,178

Property, plant and equipment, net	353,247	350,432
Goodwill and other intangible assets (notes 6 and 7)	94,077	96,823
Other assets	4,317	4,540
Total assets	$737,699	$761,973

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (note 8)	$41	$41
Customer deposits	29,686	47,297
Accounts payable	26,457	26,444
Accrued compensation and benefits	33,239	32,568
Accrued expenses and other current liabilities (note 5)	29,658	29,152
Total current liabilities	119,081	135,502

Long-term debt (note 8)	203,047	202,988
Other long-term liabilities	21,040	20,383
Deferred income taxes	21,195	27,327
Total liabilities	364,363	386,200

Shareholders’ equity:
Class A common stock, par value $.01, 150,000,000 shares authorized; 48,334,870 shares issued at December 31, 2008 and 48,251,780 shares issued at June 30, 2008	482	482
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at December 31, 2008 and June 30, 2008	—	—
Preferred stock, par value $.01, 1,055,000 shares authorized; no shares issued and outstanding at December 31, 2008 and June 30, 2008	—	—
Additional paid-in capital	355,711	354,725
	356,193	355,207
Less: Treasury stock (at cost), 19,565,821 shares at December 31, 2008 and 19,565,901 shares at June 30, 2008	(588,783)	(588,783)
Retained earnings	605,124	606,648
Accumulated other comprehensive income (note 12)	802	2,701
Total shareholders’ equity	373,336	375,773
Total liabilities and shareholders’ equity	$737,699	$761,973

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net sales	$189,558	$259,510	$395,399	$508,237
Cost of sales	87,757	120,057	181,657	235,327
Gross profit	101,801	139,453	213,742	272,910

Operating expenses:
Selling	48,721	57,600	104,023	115,178
General and administrative	42,967	48,356	89,025	96,438
Restructuring and impairment charge (credit), net (note 5)	26	—	(1,604)	—
Total operating expenses	91,714	105,956	191,444	211,616

Operating income	10,087	33,497	22,298	61,294
Interest and other miscellaneous income, net	1,113	2,181	2,213	5,103
Interest and other related financing costs (note 8)	2,932	2,944	5,833	5,879

Income before income taxes	8,268	32,734	18,678	60,518

Income tax expense (note 3)	2,780	12,112	5,768	22,392

Net income	$5,488	$20,622	$12,910	$38,126

Per share data (note 11):
Basic earnings per common share:
Net income per basic share	$0.19	$0.70	$0.45	$1.28
Basic weighted average common shares	28,739	29,391	28,721	29,738
Diluted earnings per common share:
Net income per diluted share	$0.19	$0.70	$0.45	$1.27
Diluted weighted average common shares	28,739	29,542	28,793	30,003

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	December 31,
	2008	2007
Operating activities:
Net income	$12,910	$38,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,808	12,086
Compensation expense related to share-based awards	984	505
Provision (benefit) for deferred income taxes	(3,819)	(1,155)
Excess tax benefits from share-based payment arrangements	—	(2,085)
Restructuring and impairment charge (benefit), net	(3,854)	—
(Gain) loss on disposal of property, plant and equipment	59	(633)
Other	102	113
Change in assets and liabilities, net of the effects of acquired businesses:
Accounts receivable	3,543	1,865
Inventories	(740)	469
Prepaid and other current assets	10,769	976
Other assets	97	275
Customer deposits	(18,172)	(8,324)
Accounts payable	13	672
Accrued expenses and other current liabilities	81	(4,019)
Other long-term liabilities	926	8,539
Net cash provided by operating activities	15,707	47,410

Investing activities:
Proceeds from the disposal of property, plant & equipment	5,745	5,198
Capital expenditures	(16,146)	(30,313)
Acquisitions	(647)	(6,747)
Other	(213)	12
Net cash used in investing activities	(11,261)	(31,850)

Financing activities:
Payments on long-term debt	(20)	(20)
Proceeds from issuance of common stock	2	414
Excess tax benefits from share-based payment arrangements	—	2,085
Payment of cash dividends	(13,525)	(12,759)
Purchases and other retirements of company stock	—	(67,191)
Net cash used in financing activities	(13,543)	(77,471)
Effect of exchange rate changes on cash	(735)	300
Net increase (decrease) in cash & cash equivalents	(9,832)	(61,611)
Cash & cash equivalents - beginning of period	74,376	147,879
Cash & cash equivalents - end of period	$64,544	$86,268

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Six Months Ended December 31, 2008

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at June 30, 2008	$482	$354,725	$(588,783)	$2,701	$606,648	$375,773

Share-based compensation expense (note 10)	—	984	—	—	—	984

Issuance of common stock upon issuance of share-based awards		2				2

Dividends declared on common stock	—	—	—	—	(14,434)	(14,434)

Other comprehensive income (note 12):
Currency translation adjustments	—	—	—	(1,923)	—	(1,923)
Hedge amortization, net of tax and other	—	—	—	24	—	24
Net income	—	—	—	—	12,910	12,910
Total comprehensive income						11,011

Balance at December 31, 2008	$482	$355,711	$(588,783)	$802	$605,124	$373,336

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

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates.  Areas in which significant estimates have been made include, but are not limited to, revenue recognition, the allowance for doubtful accounts receivable, inventory obsolescence, tax valuation allowances, useful lives for property, plant and equipment and definite lived intangible assets, goodwill and indefinite lived intangible asset impairment analyses, the evaluation of uncertain tax positions and the fair value of assets acquired and liabilities assumed in business combinations.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, yet does not require any new fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP No. 157-2”), which delayed the effective date of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities until July 1, 2009 for the Company, except for items that are recognized or disclosed at fair value by the Company on a recurring basis.  Effective July 1, 2008, the Company adopted the provisions of SFAS No. 157, except as it relates to those nonfinancial assets and nonfinancial liabilities excluded under FSP No. 157-2.  Those excluded items for which the Company has not applied the fair value provisions of SFAS No. 157 include goodwill and other intangible assets (note 7), assets held for sale (note 5), liabilities for exit or disposal activities (note 5), and business acquisitions (note 6).  The Company is currently evaluating the impact of this statement on the Company’s financial position, results of operations and cash flows as it relates to nonfinancial assets and nonfinancial liabilities.  For the impact of adoption of this statement on financial assets, financial liabilities, and nonfinancial assets recognized at fair value on a recurring basis, see note 13.

Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), became effective for us on July 1, 2008.  SFAS No. 159 gives us the option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities, with the difference between the carrying value before election and the fair value recorded upon election as an adjustment to beginning retained earnings.  The fair value option may be elected on an instrument by instrument basis and is irrevocable, unless a new election date occurs.  The Company did not apply the fair value option to any of its outstanding instruments, and therefore, SFAS No. 159 did not have an impact on the Company’s consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2)         Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the consolidated financial statements.  In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the six months ended December 31, 2008 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2008.

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

The Company’s consolidated effective income tax rate was 30.9% and 37.0% for the six months ended December 31, 2008 and 2007, respectively. The current period lower effective tax rate is due primarily to a one time adjustment of $0.7 million made in the first quarter of fiscal 2009.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by the taxing authorities in such major jurisdictions as Canada, Mexico and the U.S. As of December 31, 2008, certain subsidiaries of the Company are currently under audit from 2001 through 2007 in the U.S. It is reasonably possible that some of these audits may be completed during the next twelve months. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4)           Inventories

Inventories at December 31, 2008 and June 30, 2008 are summarized as follows (in thousands):

	December 31, 2008	June 30, 2008

Finished goods	$153,690	$153,981
Work in process	8,417	5,985
Raw materials	25,724	26,299
	$187,831	$186,265

Inventories are presented net of a related valuation allowance of $2.2 million at December 31, 2008 and $2.3 million at June 30, 2008.

(5)           Restructuring and Impairment Charges

In recent years, we have developed, announced and executed plans to consolidate our operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage.

On January 10, 2008, we announced a plan to consolidate the operations of certain company owned retail design centers and retail service centers. In connection with this initiative, we have permanently ceased operations at eleven design centers and six retail service centers which, for the most part, were consolidated into other existing operations.  We also implemented our design team concept across the Retail division at the end of fiscal 2008.  These decisions resulted in a reduction in headcount of approximately 400 employees, with the reduction in headcount occurring mostly during the third and fourth quarters of fiscal 2008.  Additionally, other actions taken during fiscal 2008 were not included in the restructuring plan. Altogether, there were more than 500 fewer associates in our Retail business by the end of June 2008. In fiscal 2009, a $1.6 million restructuring and impairment net gain was recorded.  Of this amount, $4.2 million was a realized gain on the sale of property classified as held for sale and was partially offset by $2.2 million in lease termination costs and adjustments for expected charges on leased properties no longer being used.  Since the plan was announced, we have recorded pre-tax restructuring and impairment charges totaling $4.8 million, including $0.9 million in employee severance and other payroll and benefit costs, $5.3 million in lease termination and other exit costs, and a benefit of $1.4 million on long-lived assets.  We do not anticipate any additional new charges related to this retail restructuring, however, the estimated present value of future lease payments with terms ranging from less than one to seven years, and one ground lease with 25 years remaining are included in the balance at December 31, 2008 and contain estimates that will likely require adjustment in the future.  In addition to the retail charges, $0.4 million was recorded in the first fiscal quarter of 2009 to update the fair value of a wholesale plant site held for sale.  These charges are reported together in the following table.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Activity in the Company’s restructuring reserves for the three and six months ended December 31, 2008 are summarized as follows (in thousands):

		Three months ended December 31, 2008
	Balance at September 30, 2008	New charges (credits)	Utilized	Adjust- ments	Balance at December 31, 2008
Employee severance and other payroll and benefit costs	$—	$—	$—	$—	$—
Other plant exit costs	3,772	—	(304)	26	3,494
Write down of long-lived assets	—	—	—	—	—
	$3,772	$—	$(304)	$26	$3,494

		Six months ended December 31, 2008
	Balance at June 30, 2008	New charges (credits)	Utilized	Adjust- ments	Balance at December 31, 2008
Employee severance and other payroll and benefit costs	$—	$64	$(64)	$—	$—
Other plant exit costs	3,358	1,677	(1,885)	344	3,494
Write down of long-lived assets	—	(4,080)	3,688	392	—
	$3,358	$(2,339)	$1,739	$736	$3,494

(6)           Business Acquisitions

In October 2008, we acquired, in a single transaction, one Ethan Allen retail design center from an independent retailer for consideration of approximately $0.3 million of cash and forgiveness of receivables.  As a result of this acquisition, we recorded additional inventory of $0.2 million and goodwill of $0.1 million.

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

Also in October 2007, we acquired a cut and sew upholstery facility from Americraft Leather for total consideration of approximately $4.4 million.  The facility, which contains 40,000 square feet of manufacturing space and employs about 165 people, is located in Silao, in the state of Guanajuato, Mexico.  As a result of this acquisition, our initial purchase price allocation resulted in additional property, plant and equipment of $2.7 million, inventory of $1.1 million, and goodwill of $0.6 million.

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

A summary of our allocation of purchase price accounting for acquisitions during the three and six months ended December 31, 2008 is provided below (in thousands).

	Three Months Ended December 31,			Six Months Ended December 31,
	2008	2007		2008	2007
Business segment	Retail	Wholesale	Retail	Retail	Wholesale	Retail
Total consideration	$344	$4,298	$2,151	$911	$4,298	$2,247
Fair value of assets acquired and liabilities assumed:
Inventory	157	1,054	1,884	826	1,054	1,884
PP&E and other assets	11	2,707	395	60	2,707	391
Customer deposits	94	—	(1,133)	(561)	—	(1,133)
A/P and other liabilities	14	(100)	(40)	(186)	(100)	60
Goodwill	$68	$637	$1,045	$772	$637	$1,045

 (7)   Goodwill and Other Intangible Assets

As of December 31, 2008, we had goodwill of $74.3 million and other indefinite-lived intangible assets of $19.7 million. Comparable balances as of June 30, 2008 were $77.1 million and $19.7 million, respectively.

Goodwill in the retail and wholesale segments was $48.9 million and $25.4 million, respectively, at December 31, 2008 and $48.9 million and $28.2 million, respectively, at June 30, 2008. Goodwill in the wholesale segment decreased $2.7 million in the first fiscal quarter due to the effective settlement of tax positions taken in previous years.  The wholesale segment, at both dates, includes indefinite-lived intangible assets of $19.7 million for Ethan Allen trade names.

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

During the second quarter of fiscal 2009, management determined there had been a significant adverse change in the business climate as evidenced by the sudden and dramatic decline in macroeconomic indicators like consumer confidence and in our net sales coupled with a decline in our stock price. As a result, we performed an interim evaluation of the goodwill and other long lived assets of the Company. After completing this assessment, we determined that the fair value of these assets exceeded their carrying values, and therefore were not impaired.  If macroeconomic factors, our stock price and our operating results decline beyond anticipated levels, the Company may again need to evaluate the fair values of these assets and that test might result in an impairment at that time.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8)           Borrowings

Total debt obligations at December 31, 2008 and June 30, 2008 consist of the following (in thousands):

	December 31,	June 30,
	2008	2008
5.375% Senior Notes due 2015	$198,917	$198,837
Industrial revenue bonds	3,855	3,855
Other debt	316	337
Total debt	203,088	203,029
Less current maturities	41	41
Total long-term debt	$203,047	$202,988

On September 27, 2005, we completed a private offering of $200.0 million of ten-year senior unsecured notes due 2015 (the “Senior Notes”). The Senior Notes were offered by Global and have an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1 of each year.  Proceeds received in connection with the issuance of the Senior Notes, net of a related discount of $1.6 million, totaled $198.4 million. We used the net proceeds from the offering to expand our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes.  As of December 31, 2008, outstanding borrowings related to this transaction have been included in the Consolidated Balance Sheets within long-term debt. The discount on the Senior Notes is being amortized to interest expense over the life of the related debt as is debt issuance costs of $2.0 million primarily for banking, legal, accounting, rating agency, and printing services and $0.8 million of losses on settled forward contracts entered in conjunction with this debt issuance.

(9)   Litigation and Environmental Matters

We and our subsidiaries are subject to various environmental laws and regulations. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials.

During the quarter ended December 31, 2008, we resolved our liability as a potentially responsible party (“PRP”) with respect to the remediation of the one remaining active site listed, or proposed for inclusion, on the National Priorities List (“NPL”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). The site is located in High Point, North Carolina.  We were able to resolve our liability as part of a de minimis settlement.

In addition, in July 2000, we were notified by the State of New York (the “State”) that we may be named a PRP in a separate, unrelated matter with respect to a site located in Carroll, New York. To date, no further notice has been received from the State and the State has not yet conducted an initial environmental study at this site.

As of December 31, 2008, we believe that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.  We believe our currently anticipated capital expenditures for environmental control facility matters are not material.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

(10)         Share-Based Compensation

On November 11, 2008, Mr. Kathwari was awarded options to purchase 50,000 shares of the Company’s common stock at the closing stock price on the grant date.  The grant was issued at an exercise price of $15.93, and vests in four equal annual installments on the anniversary date of the grant.  Also on November 11, 2008, Mr. Kathwari received an award of 0 to 60,000 restricted shares, with vesting based on specific financial performance over the final three quarters of fiscal 2009.

On November 5, 2008, the Company awarded options to purchase 148,060 shares of our common stock to a large group of associates at the closing stock price on the grant date of $17.60. These grants vest in four equal annual installments on the anniversary date of the grant.

On October 10, 2007, the Company’s Board of Directors and M. Farooq Kathwari, our President and Chief Executive Officer, agreed to the terms of a new employment agreement expiring on June 30, 2012 (the “Agreement”).  Pursuant to the terms of the Agreement, Mr. Kathwari was awarded options to purchase 150,000 shares of our common stock on October 10, 2007, and options to purchase an additional 90,000 shares on July 1, 2008, in each case at the closing stock price on the grant date.  The 2007 grant was issued at an exercise price of $34.03, and vests in three equal installments on each June 30 of 2008, 2009 and 2010.  The 2008 grant was issued at an exercise price of $24.62, and vests in two equal installments on each of June 30, 2009 and 2010.  The Agreement provides for an additional grant of 60,000 options on July 1, 2009, with an exercise price equal to the closing price of a share of our common stock on the New York Stock Exchange on that date.  The 2009 grant will vest on June 30, 2010.  All options awarded under the Agreement have a contractual term of 10 years.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

 (11)        Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Weighted average common shares outstanding for basic calculation	28,739	29,391	28,721	29,738
Effect of dilutive stock options and other share-based awards	—	151	72	265
Weighted average common shares outstanding adjusted for dilution calculation	28,739	29,542	28,793	30,003

As of December 31, 2008 and 2007, stock options to purchase 2,287,725 and 1,638,060 common shares, respectively, were excluded from the respective diluted earnings per share calculation because their impact was anti-dilutive.

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

Our accumulated other comprehensive income, which is comprised of losses on certain derivative instruments and accumulated foreign currency translation adjustments, totaled $0.8 million at December 31, 2008 and $2.7 million at June 30, 2008.  Losses on derivative instruments are the result of cash flow hedging contracts entered into in connection with the issuance of the Senior Notes (see Note 8).  Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operation of five Ethan Allen owned retail design centers located in Canada and our cut and sew plant located in Mexico.  Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

At December 31, 2008, the Company’s assets and liabilities measured at fair value on a recurring basis consist of $58.0 million in cash equivalents, which were valued using Level 1 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including our cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the six months ended December 31, 2008, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.

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

A breakdown of wholesale sales by these product lines for the three and six months ended December 31, 2008 and 2007 is provided as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Case Goods	42%	43%	42%	45%
Upholstered Products	40	40	41	39
Home Accessories and Other	18	17	17	16
	100%	100%	100%	100%

Revenue information by product line is not as easily determined within the retail segment. However, because wholesale production and sales are matched, for the most part, to incoming orders, we believe that the allocation of retail sales by product line would be similar to that of the wholesale segment.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Segment information for the three and six months ended December 31, 2008 and 2007 is set forth as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net Sales:
Wholesale segment	$108,848	$155,930	$230,143	$312,253
Retail segment	147,183	192,579	303,053	375,333
Elimination of inter-company sales	(66,473)	(88,999)	(137,797)	(179,349)
Consolidated Total	$189,558	$259,510	$395,399	$508,237

Operating Income:
Wholesale segment (1)	$8,580	$26,376	$20,465	$53,156
Retail segment (2)	(3,185)	6,351	(6,237)	7,250
Adjustment of inter-company profit (3)	4,692	770	8,070	888
Consolidated Total	$10,087	$33,497	$22,298	$61,294

Capital Expenditures:
Wholesale segment	$682	$2,316	$2,314	$4,360
Retail segment	4,371	15,452	13,832	25,953
Acquisitions (4) (5) (6) (7)	272	6,042	647	6,138
Consolidated Total	$5,325	$23,810	$16,793	$36,451

	December 31,	June 30,
	2008	2008
Total Assets
Wholesale segment	$339,008	$342,960
Retail segment	431,169	459,842
Inventory profit elimination (8)	(32,478)	(40,829)
Consolidated Total	$737,699	$761,973

(1)	Operating income for the wholesale segment for 2008 includes a pre-tax restructuring and impairment charge of $0.4 million for the six months ended December 31, 2008.
(2)	Operating income for the retail segment for 2008 includes pre-tax restructuring and impairment net recovery of $2.0 million for the six months ended December 31, 2008.
(3)

Represents the change in the inventory profit elimination necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned design center inventory existing at the end of the period.

(4)	Acquisitions for the three months ended December 31, 2008 includes the purchase of one retail design center.
(5)	Acquisitions for the six months ended December 31, 2008 include the purchase of three retail design centers.
(6)

Acquisitions for 2007 excludes the purchase (for consideration totaling $0.6 million) of a retail design center with an effective (closing) date of June 30, 2007 and for which funding did not occur until July 2, 2007.

(7)	Acquisitions for the three and six months ended December 31, 2007 includes the purchase of two retail design centers and the purchase of a cut and sew plant in Mexico.
(8)	Represents the wholesale profit contained in Ethan Allen-owned design center inventory that has not yet been realized. These profits are realized when the related inventory is sold.

There were 42 independent retail design centers located outside the United States at December 31, 2008. Approximately 3% to 4% of our net sales were derived from sales to these retail design centers.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(15)         Subsequent Events

Restructuring, impairment and other related charges

On January 6, 2009, the Company announced a plan to consolidate the operations of its Eldred, Pennsylvania upholstery manufacturing plant and several of its retail service centers. As a result, the company expects to record in the second half of our fiscal year ending June 30, 2009, approximately $8.0 to $9.0 million pretax restructuring, impairment and other related charges, the majority of which will be non-cash in nature.  Business currently serviced by the Eldred Pennsylvania facility will be transferred to the Company’s facilities in North Carolina and California, and the Company plans to expand the production in those facilities. Business currently served by the retail service centers will be transferred to other Company locations serving the same general market areas.  These consolidations impact about 350 employees.

Amendment to revolving credit agreement

On January 29, 2009, the Company’s credit facility was amended to reduce the line to $100 million, amend the fixed charge coverage ratio to 1.75 to 1, change the leverage ratio to 3.25 to 1, add a triggering lien if a ratio of fixed charges falls below 2.00, and places certain limitations on acquisitions and divestitures. It also limits cash dividends if the fixed charge coverage on a rolling four quarter basis is below 2.00 to 1. We complied with the covenants of the amended agreement at December 31, 2008.

Ethan Allen declares quarterly cash dividend

Ethan Allen’s Board of Directors has declared a regular quarterly cash dividend of $0.10 per share, which will be payable to shareholders of record as of April 14, 2009 and paid on April 28, 2009.

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

(17)         Financial Information About the Parent, the Issuer and the Guarantors

On September 27, 2005, Global (the “Issuer”) issued $200 million aggregate principal amount of Senior Notes which have been guaranteed on a senior basis by Interiors (the “Parent”), and other wholly owned domestic subsidiaries of the Issuer and the Parent, including Ethan Allen Retail, Inc., Ethan Allen Operations, Inc., Ethan Allen Realty, LLC, Lake Avenue Associates, Inc. and Manor House, Inc. The subsidiary guarantors (other than the Parent) are collectively called the “Guarantors”.  The guarantees of the Guarantors are unsecured.  All of the guarantees are full, unconditional and joint and several and the Issuer and each of the Guarantors are 100% owned by the Parent. Ethan

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Allen (UK) Ltd., KEA International Inc. (which was legally dissolved in January 2007), Northeast Consolidated, Inc. (which was legally dissolved in June 2007), Riverside Water Works, Inc. (which was legally dissolved in June 2007), and our other subsidiaries which are not guarantors are called the “Non-Guarantors”. During the current period, we determined that our international subsidiaries in Canada and Mexico are non-guarantors. The Company has reclassified, for all prior periods presented, the financial results of these international subsidiaries to reflect their non-guarantor status.

The following tables set forth the condensed consolidating balance sheets as of December 31, 2008 and June 30, 2008, the condensed consolidating statements of operations for the three and six months ended December 31, 2008 and 2007, and the condensed consolidating statements of cash flows for the six months ended December 31, 2008 and 2007 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

December 31, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$62,669	$957	$918	$—	$64,544
Accounts receivable, net	—	8,062	496	307	—	8,865
Inventories	—	—	215,944	4,365	(32,478)	187,831
Prepaid expenses and other current assets	—	15,929	8,604	285	—	24,818
Intercompany	—	751,300	213,505	—	(964,805)	—
Total current assets	—	837,960	439,506	5,875	(997,283)	286,058

Property, plant and equipment, net	—	12,493	335,807	4,947	—	353,247
Goodwill and other intangible assets	—	37,905	53,089	3,083	—	94,077
Other assets	—	3,333	978	6	—	4,317
Investment in affiliated companies	677,506	96,001	—	—	(773,507)	—
Total assets	$677,506	$987,692	$829,380	$13,911	$(1,770,790)	$737,699

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$—	$41	$—	$—	$41
Customer deposits	—	—	28,321	1,365	—	29,686
Accounts payable	—	9,954	15,751	752	—	26,457
Accrued expenses and other current liabilities	7,339	39,527	15,742	289	—	62,897
Intercompany	296,830	597	659,800	7,578	(964,805)	—
Total current liabilities	304,169	50,078	719,655	9,984	(964,805)	119,081

Long-term debt	—	198,917	4,130	—	—	203,047
Other long-term liabilities	—	7,519	13,380	141	—	21,040
Deferred income taxes	—	21,195	—	—	—	21,195
Total liabilities	304,169	277,709	737,165	10,125	(964,805)	364,363

Shareholders’ equity	373,337	709,983	92,215	3,786	(805,985)	373,336
Total liabilities and shareholders’ equity	$677,506	$987,692	$829,380	$13,911	$(1,770,790)	$737,699

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

June 30, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$71,117	$1,307	$1,952	$—	$74,376
Accounts receivable, net	—	11,937	431	304	—	12,672
Inventories	—	—	222,130	4,964	(40,829)	186,265
Prepaid expenses and other current assets	—	15,355	21,020	490	—	36,865
Intercompany receivables	—	713,984	209,471	(2,457)	(920,998)	0
Total current assets	—	812,393	454,359	5,253	(961,827)	310,178

Property, plant and equipment, net	—	13,186	331,581	5,665	—	350,432
Goodwill and other intangible assets	—	37,905	55,189	3,729	—	96,823
Other assets	—	3,604	929	7	—	4,540
Investment in affiliated companies	665,427	117,368	—	—	(782,795)	—
Total assets	$665,427	$984,456	$842,058	$14,654	$(1,744,622)	$761,973

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	—	—	41	—	—	41
Customer deposits	—	—	45,486	1,811	—	47,297
Accounts payable	—	9,785	15,936	723	—	26,444
Accrued expenses and other current liabilities	6,438	36,885	18,022	375	—	61,720
Intercompany payables	283,216	597	631,408	5,777	(920,998)	—
Total current liabilities	289,654	47,267	710,893	8,686	(920,998)	135,502
Long-term debt	—	198,837	4,151	—	—	202,988
Other long-term liabilities	—	7,819	12,380	184	—	20,383
Deferred income taxes	—	27,327	—	—	—	27,327
Total liabilities	289,654	281,250	727,424	8,870	(920,998)	386,200
Shareholders’ equity	375,773	703,206	114,634	5,784	(823,624)	375,773
Total liabilities and shareholders’ equity	$665,427	$984,456	$842,058	$14,654	$(1,744,622)	$761,973

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Three Months Ended December 31, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$109,126	$194,648	$5,981	$(120,197)	$189,558
Cost of sales	—	80,998	128,343	3,469	(125,053)	87,757
Gross profit	—	28,128	66,305	2,512	4,856	101,801

Selling, general and administrative expenses	42	11,644	77,394	2,608	—	91,688
Restructuring and impairment charge, (credit) net	—	—	26	—	—	26
Total operating expenses	42	11,644	77,420	2,608	—	91,714
Operating income (loss)	(42)	16,484	(11,115)	(96)	4,856	10,087

Interest and other miscellaneous income, net	5,530	(10,157)	6	(2)	5,736	1,113
Interest and other related financing costs	—	2,856	76	—	—	2,932
Income before income tax expense	5,488	3,471	(11,185)	(98)	10,592	8,268
Income tax expense	—	2,780	—	—	—	2,780

Net income (loss)	$5,488	$691	$(11,185)	$(98)	$10,592	$5,488

Three Months Ended December 31, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$156,233	$258,497	$7,175	$(162,395)	$259,510
Cost of sales	—	109,789	169,880	3,680	(163,292)	120,057
Gross profit	—	46,444	88,617	3,495	897	139,453

Selling, general and administrative expenses	42	12,261	90,474	3,179	—	105,956
Restructuring and impairment charge, (credit) net	—	—	—	—	—	—
Total operating expenses	42	12,261	90,474	3,179	—	105,956
Operating income (loss)	(42)	34,183	(1,857)	316	897	33,497

Interest and other miscellaneous income, net	20,664	87	169	32	(18,771)	2,181
Interest and other related financing costs	—	2,867	77	—	—	2,944
Income before income tax expense	20,622	31,403	(1,765)	348	(17,874)	32,734
Income tax expense	—	11,616	496	—	—	12,112

Net income (loss)	$20,622	$19,787	$(2,261)	$348	$(17,874)	$20,622

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Six Months Ended December 31, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$230,722	$403,448	$12,061	$(250,832)	$395,399
Cost of sales	—	169,403	264,737	6,741	(259,224)	181,657
Gross profit	—	61,319	138,711	5,320	8,392	213,742

Selling, general and administrative expenses	83	24,935	162,380	5,650	—	193,048
Restructuring and impairment charge, net	—	—	(1,604)	—	—	(1,604)
Total operating expenses	83	24,935	160,776	5,650	—	191,444
Operating income (loss)	(83)	36,384	(22,065)	(330)	8,392	22,298

Interest and other miscellaneous income, net	12,993	(20,293)	8	4	9,501	2,213
Interest and other related financing costs	—	5,681	152	—	—	5,833
Income before income tax expense	12,910	10,410	(22,209)	(326)	17,893	18,678
Income tax expense	—	5,768	—	—	—	5,768

Net income (loss)	$12,910	$4,642	$(22,209)	$(326)	$17,893	$12,910

Six Months Ended December 31, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$312,780	$502,756	$13,880	$(321,179)	$508,237
Cost of sales	—	220,322	330,486	6,715	(322,196)	235,327
Gross profit	—	92,458	172,270	7,165	1,017	272,910

Selling, general and administrative expenses	83	23,265	181,946	6,322	—	211,616
Restructuring and impairment charge, net	—	—	—	—	—	—
Total operating expenses	83	23,265	181,946	6,322	—	211,616
Operating income (loss)	(83)	69,193	(9,676)	843	1,017	61,294

Interest and other miscellaneous income, net	38,209	(4,369)	583	32	(29,352)	5,103
Interest and other related financing costs	—	5,726	153	—	—	5,879
Income before income tax expense	38,126	59,098	(9,246)	875	(28,335)	60,518
Income tax expense	—	21,860	532	—	—	22,392

Net income (loss)	$38,126	$37,238	$(9,778)	$875	$(28,335)	$38,126

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

Six Months Ended December 31, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$13,523	$(7,350)	$9,740	$(206)	$—	$15,707

Cash flows from investing activities:
Capital expenditures	—	(1,085)	(14,968)	(93)	—	(16,146)
Acquisitions	—	—	(647)	—	—	(647)
Proceeds from the disposal of property, plant and equipment	—	19	5,726	—	—	5,745
Other	—	(32)	(181)	—	—	(213)
Net cash used in investing activities	—	(1,098)	(10,070)	(93)	—	(11,261)

Cash flows from financing activities:
Payments on long-term debt	—	—	(20)	—	—	(20)
Purchases and other retirements of company stock	—	—	—	—	—	—
Proceeds from issuance of common stock	2	—	—	—	—	2
Excess tax benefits from share-based payment arrangements	—	—	—	—	—	—
Dividends paid	(13,525)	—	—	—	—	(13,525)
Net cash provided by (used in) financing activities	(13,523)	—	(20)	—	—	(13,543)

Effect of exchange rate changes on cash	—	—	—	(735)	—	(735)

Net increase (decrease) in cash and cash equivalents	—	(8,448)	(350)	(1,034)	—	(9,832)

Cash and cash equivalents — beginning of period	—	71,117	1,307	1,952	—	74,376

Cash and cash equivalents — end of period	$—	$62,669	$957	$918	$—	$64,544

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

Six Months Ended December 31, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$79,536	$(57,995)	$26,047	$(178)	$—	$47,410

Cash flows from investing activities:
Capital expenditures	—	(3,104)	(27,190)	(19)	—	(30,313)
Acquisitions	—	—	(6,747)	—	—	(6,747)
Proceeds from the disposal of property, plant and equipment	—	—	5,198	—	—	5,198
Other	—	12	—	—	—	12
Net cash used in investing activities	—	(3,092)	(28,739)	(19)	—	(31,850)

Cash flows from financing activities:
Payments on long-term debt	—	—	(20)	—	—	(20)
Purchases and other retirements of company stock	(67,191)	—	—	—	—	(67,191)
Proceeds from issuance of common stock	414	—	—	—	—	414
Excess tax benefits from share-based payment arrangements	—	2,085	—	—	—	2,085
Dividends paid	(12,759)	—	—	—	—	(12,759)
Net cash provided by (used in) financing activities	(79,536)	2,085	(20)	—	—	(77,471)

Effect of exchange rate changes on cash	—	—	—	300	—	300

Net increase (decrease) in cash and cash equivalents	—	(59,002)	(2,712)	103	—	(61,611)

Cash and cash equivalents — beginning of period	—	142,253	4,953	673	—	147,879

Cash and cash equivalents — end of period	$—	$83,251	$2,241	$776	$—	$86,268

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

Results of Operations

On January 6, 2009, the Company announced a plan to consolidate the operations of its Eldred, Pennsylvania upholstery manufacturing plant and several of its retail service centers. Business currently serviced by the Eldred Pennsylvania facility will be transferred to the Company’s facilities in North Carolina and California, and the Company plans to expand the production in those facilities. Business currently served by the retail service centers will be transferred to other Company locations serving the same general market areas.  These consolidations impact about 350 employees. In the second half of our fiscal year ending June 30, 2009, the Company expects to record pre-tax restructuring, impairment, and other related charges of approximately $8.0 million to $9.0 million, the majority of which will be non-cash in nature representing an after-tax impact of $5.1 million to $5.7 million or $0.18 to $0.20 per diluted share.  These actions had no impact on the financial results for the quarter or year-to-date ended December 31, 2008 but will in the second half of our fiscal year 2009.

On January 10, 2008, we announced a plan to consolidate the operations of certain company owned retail design centers and retail service centers. In connection with this initiative, we have permanently ceased operations at eleven design centers and six retail service centers which, for the most part, were consolidated into other existing operations.  We also implemented our design team concept across the Retail division at the end of fiscal 2008.  These decisions resulted in a reduction in headcount of approximately 400 employees, with the reduction in headcount occurring mostly during the third and fourth quarters of fiscal 2008.  Additionally, other actions taken during fiscal 2008 were not included in the restructuring plan. Altogether, there were more than 500 fewer associates in our Retail business by the end of June 2008.  In the first quarter of fiscal 2009, a $1.6 million restructuring and impairment net gain was recorded.  Of this amount, $4.2 million was a realized gain on the sale of property classified as held for sale and was partially offset by $2.2 million in lease termination costs and adjustments for expected charges on leased properties no longer being used.  Since the plan was announced, we have recorded pre-tax restructuring and impairment charges totaling $4.8 million, including $0.9 million in employee severance and other payroll and benefit costs, $5.3 million in lease termination and other exit costs, and a benefit of $1.4 million on long-lived assets.  We do not anticipate any additional new charges related to this retail restructuring, however, the estimated present value of future lease payments with terms ranging from less than one to seven years, and one ground lease with 25 years remaining are included in the balance at December 31, 2008 and contain estimates that will likely require adjustment in the future.  In addition to the retail charges, $0.4 million was recorded in the first quarter to update the fair value of a wholesale plant site held for sale.

Our revenues are comprised of (i) wholesale sales to independently owned and Company-owned retail design centers and (ii) retail sales of Company-owned design centers.  See Note 14 to our Consolidated Financial Statements for the three and six months ended December 31, 2008 and 2007.

The components of consolidated revenue and operating income were as follows (in millions):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenue:
Wholesale segment	$108.8	$155.9	$230.1	$312.3
Retail segment	147.2	192.6	303.1	375.3
Elimination of inter-company sales	(66.4)	(89.0)	(137.8)	(179.4)
Consolidated Revenue	$189.6	$259.5	$395.4	$508.2

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Operating Income:
Wholesale segment (1)	$8.6	$26.4	$20.4	$53.2
Retail segment (2)	(3.2)	6.3	(6.2)	7.2
Adjustment of inter-company profit (3)	4.7	0.8	8.1	0.9
Consolidated Operating Income	$10.1	$33.5	$22.3	$61.3

(1)                Operating income for the wholesale segment for 2008 includes a pre-tax restructuring and impairment charge of $0.4 million for the six months ended December 31, 2008.

(2)                Operating income for the retail segment for 2008 includes a pre-tax restructuring and impairment net recovery of $2.0 million for the six months ended December 31, 2008.

(3)                Represents the change in the inventory profit elimination necessary to adjust for the wholesale profit contained in Ethan Allen-owned design center inventory existing at the end of the period.

Quarter Ended December 31, 2008 Compared to Quarter Ended December 31, 2007

Consolidated revenue for the three months ended December 31, 2008 decreased by $69.9 million, or 27.0%, to $189.6 million, from $259.5 million for the three months ended December 31, 2007.  During the quarter, sales were negatively affected by the ongoing weak retail environment for home furnishings, which we believe, is due to a continued weakening of consumer confidence stemming from the current economic crises concerning declines in housing prices and low housing turnover, along with volatility in equity and credit market in the U.S. and abroad.  During the current quarter, it has been widely reported that there has been a tightening of consumer credit, which has disproportionately affected the lower income households.  Although we saw some credit tightening through our third party consumer credit program, we believe the majority of our clientele have household incomes in higher income categories which have been less affected than average.  However, the continuing declines in values in equity markets and uncertainties about the duration of the current recession have caused consumer confidence levels to drop to, or near, historic lows.  We believe these factors were partially offset by (i) our ongoing efforts to reposition the retail network, (ii) new product introductions, (iii) improved use of technology including our state-of-the-art website coupled with personal service from our design professionals and (iv) the continued use of national television and shelter magazines as advertising medium. Net sales for the period largely reflect the delivery of product associated with booked orders and backlog existing as of the end of the preceding quarter.  The Company’s sales decrease is primarily the result of lower volume, not lower prices.  By maintaining our everyday best price policy, we believe we have avoided the cyclicality associated with discounted sales.

Wholesale revenue for the second quarter of fiscal 2009 decreased by $47.1 million, or 30.2%, to $108.8 million from $155.9 million in the prior year comparable period.  The quarter-over-quarter decrease was primarily attributable to a decline in the incoming order rate due to a continued soft retail environment for home furnishings noted throughout the current period.  In addition, there were 14 fewer independent retail design centers at December 31, 2008, which decreased to 131 from 145, including seven locations transferred in to the company’s Retail division during the year.   There were the same number of shipping days in the quarter both this year and last year.

Retail revenue from Ethan Allen-owned design centers for the three months ended December 31, 2008 decreased by $45.4 million, or 23.6%, to $147.2 million from $192.6 million for the three months ended December 31, 2007.  We believe the decrease in retail sales by Ethan Allen-owned design centers is due to the same soft market conditions experienced by the wholesale segment, as evidenced by a 26.9% decrease in comparable store sales. Partially offsetting this was a net $1.1 million increase in new/closed store sales, and a net increase in the number of Ethan Allen-owned design centers to 162 as of December 31, 2008 as compared to 160 as of December 31, 2007.  During that twelve month period, we acquired seven design centers from independent retailers and opened thirteen design centers (six of which were relocations where the original site was also closed), and closed twelve design centers.

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

Quarter-over-quarter, written business of Ethan Allen-owned design centers decreased 29.9% while comparable design centers written business decreased 32.8%.  Over that same period, wholesale orders decreased 33.6%.  Both retail and wholesale written business reflects the softer retail environment for home furnishings noted throughout the period as a result of significant declines in consumer confidence, declines in pricing and turnover in the housing market, a tightening of credit, declines in equity market values, and general uncertainty about the economy in the U.S. and abroad.

We have made considerable investment within the retail network to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of the retail design center personnel.  The implementation of the “team” concept has resulted in the development of over 280 interior design teams.  We believe that this team structure will help us continue to improve the customer service experience.  We also believe that over time, we will benefit from (i) our repositioning of the retail network, (ii) regular new product introductions, (iii) improved use of technology including our state-of-the-art website coupled with personal service from our design professionals, and (iv) the continued use of national television and shelter magazines as advertising medium.

Gross profit decreased during the quarter to $101.8 million from $139.5 million in the prior year comparable quarter.  The $37.7 million, or 27.0%, decrease in gross profit was primarily attributable to (i) the reduction in net sales of 27.0%, with an overall decrease in shipments in both market segments, (ii) lower margin percentages within the wholesale segment due to under absorbing of plant overhead costs on the lower production volume, and (iii) slightly lower margins within the retail segment, due to sales of discontinued product and floor samples to make room for the new American Artisan product introduction, and design center consolidations and repositioning.  These factors were partially offset by a favorable shift in sales mix with retail sales representing a higher proportionate share of total sales in the current quarter (78%) compared to the prior year period (74%) Consolidated gross margin remained consistent with the prior year at 53.7% as a result, primarily, of the factors set forth above.

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the three months ended December 31, 2008 and 2007:

Operating expenses decreased $14.3 million, or 13.5%, to $91.7 million, or 48.4% of sales, in the current quarter from $106.0 million, or 40.8% of sales, in the prior year quarter.  Decreases in salary related costs were experienced due to the reduced number of employees and other cost cutting efforts taken by the Company that impacted bonus and benefits.  Advertising expenses were down $2.0 million despite a slight increase in national TV advertising.  These reductions were partly offset by the final incremental charge of $2.4 million due to the implementation of the team concept in the retail division whereby design associates are paid a base salary with an opportunity to earn a bonus.  This caused a temporary overlap of expenses which is now concluded.

Consolidated operating income for the three month period ended December 31, 2008 totaled $10.1 million, or 5.3% of sales, as compared to $33.5 million, or 12.9% of sales, for the three months ended December 31, 2007.  This decrease of $23.4 million is due to a decrease in gross profit mostly due to reduced sales, partly offset by a decrease in period over period operating expenses, both of which were discussed previously.

Wholesale operating income for the three months ended December 31, 2008 totaled $8.6 million, or 7.9% of sales, as compared to $26.4 million, or 16.9% of sales, in the prior year comparable quarter. The decrease of $17.8 million was primarily attributable to a decrease in sales volume, and higher unabsorbed costs in our manufacturing plants due to lower production volumes.

Retail operating income decreased $9.5 million to a loss of $3.2 million, or -2.2% of sales, for the second quarter of fiscal 2009 from income of $6.3 million, or 3.3% of sales, for the second quarter of fiscal 2008.  The decrease in retail operating income generated by Ethan Allen-owned design centers was primarily due to reduced sales attributed to the weak retail environment for home furnishings.

Interest and other miscellaneous income, net decreased $1.1 million from the prior year comparable quarter.  The decrease was due, primarily to a decrease in investment income resulting from lower cash and cash equivalent balances and lower rates of interest during the current period.

Interest and other related financing costs amounted to $2.9 million in both the current and prior year periods.  This amount consists, primarily, of interest expense incurred in connection with our issuance of senior unsecured debt in September 2005.

Income tax expense for the three months ended December 31, 2008 totaled $2.8 million as compared to $12.1 million for the three months ended December 31, 2007.  Our effective tax rate for the current quarter was 33.6% compared to 37.0% in the prior year quarter.  The reduction in effective tax rate for the current quarter was primarily due to beneficial mix of earnings and a benefit from US based manufacturing.

Net income for the three months ended December 31, 2008, was $5.5 million as compared to $20.6 million in the prior year comparable period.  Net income per diluted share totaled $0.19 in the current quarter and $0.70 in the prior year quarter.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007

Consolidated revenue for the six months ended December 31, 2008 decreased by $112.8 million, or 22.2%, to $395.4 million, from $508.2 million for the six months ended December 31, 2007.  During the period, sales were negatively affected by a weak retail environment for home furnishings which we believe is due to a continued weakening of consumer confidence with current economic conditions in the U.S. and abroad.  It has been widely reported that there has been a tightening of consumer credit, which has disproportionately affected lower income households.  Although we saw some credit tightening in the second quarter through our third party consumer credit program, we believe the majority of our clientele have household incomes in higher income categories which have been less affected than average.  However, the continuing declines in values in equity markets and uncertainties about the duration of the current recession, consumer confidence levels have dropped to nearly historic lows.  We believe these factors were partially offset by (i) our ongoing efforts to reposition the retail network, (ii) new product introductions, (iii) improved use of technology including our state-of-the-art website coupled with personal service from our design professionals and (iv) the continued use of national television and shelter magazines as advertising medium. Net sales for the period largely reflect the delivery of product associated with booked orders and backlog existing as of the end of the preceding quarter.  The Company’s sales decrease is primarily the result of lower volume, not lower prices.  By maintaining our everyday best price policy, we believe we have avoided the cyclicality associated with discount sales.

Wholesale revenue for the first six months of fiscal 2009 decreased by $82.2 million, or 26.3%, to $230.1 million from $312.3 million in the prior year comparable period.  The period-over-period decrease was primarily attributable to a decline in the incoming order rate due to a continued soft retail environment for home furnishings noted throughout the current period.  In addition, there were 14 fewer independent retail design centers, which decreased to 131 from 145, including seven locations transferred in to the company’s Retail division during the year.  There was one more shipping day during the current six month period.

Retail revenue from Ethan Allen-owned design centers for the six months ended December 31, 2008 decreased by $72.2 million, or 19.3%, to $303.1 million from $375.3 million for the six months ended December 31, 2007.  We believe the decrease in retail sales by Ethan Allen-owned design centers is due to the same soft market conditions experienced by the wholesale segment, as evidenced by a 23% decrease in comparable store sales. Partially offsetting this was a net $5.1 million increase in new/closed store sales, and a net increase in the number of Ethan Allen-owned design centers to 162 as of December 31, 2008 as compared to 160 as of December 31, 2007.  During that twelve month period, we acquired seven design centers from independent retailers and opened thirteen design centers (six of which were relocations), and closed twelve design centers.

Period-over-period, written business of Ethan Allen-owned design centers decreased 26.9% while comparable design centers written business decreased 30.0%.  Over that same period, wholesale orders decreased 29.6%.  Both retail and wholesale written business reflects the softer retail environment for home furnishings noted throughout the period and discussed in the analysis of the quarter results.

Gross profit decreased during the six months to $213.7 million from $272.9 million in the prior year comparable period.  The $59.2 million, or 21.7%, decrease in gross profit was primarily attributable to the reduction in net sales of 22.2%, with an overall decrease in shipments in both market segments, and lower margin percentages within the wholesale segment due to under absorbing of plant overhead costs on the lower production volume.  These factors were partially offset by (i) an improved margin percentage in our retail segment and (ii) a favorable shift in sales mix with retail sales representing a higher proportionate share of total sales in the current six months (77%) compared to the prior year period (74%) and from lower elimination of profit in consolidations due primarily to lower Retail inventory.

Consolidated gross margin increased to 54.1% for the first six months of fiscal 2009 from 53.7% in the prior year period as a result, primarily, of the factors set forth above.

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the six months ended December 31, 2008 and 2007:

Operating expenses decreased $20.2 million, or 9.5%, to $191.4 million, or 48.4% of sales, in the current period from $211.6 million, or 41.6% of sales, in the prior six month period.  Decreases in salary related costs were experienced due to the reduced number of employees and other cost cutting efforts taken by the Company that impacted bonuses and benefits.  Advertising expenses were down $4.6 million despite a 20% increase in national TV advertising.  These reductions were partly offset by an incremental charge of $7.0 million due to the implementation of the team concept in the retail division whereby design associates are paid a base salary with an opportunity to earn a bonus.  This caused a temporary overlap of expenses which is now concluded.

Consolidated operating income for the six month period ended December 31, 2008 totaled $22.3 million, or 5.6% of sales, as compared to $61.3 million, or 12.1% of sales, for the six months ended December 31, 2007.  This decrease of $39.0 million is due to a decrease in gross profit mostly due to reduced sales, partly offset by a decrease in period over period operating expenses, both of which were discussed previously.

Wholesale operating income for the six months ended December 31, 2008 totaled $20.4 million, or 8.9% of sales, as compared to $53.2 million, or 17.0% of sales, in the prior year comparable period. The decrease of $32.8 million was primarily attributable to a decrease in sales volume and higher unabsorbed costs in our manufacturing plants due to lower production volumes.

Retail operating income decreased $13.4 million to a loss of $6.2 million, or -2.1% of sales, for the first six months of fiscal 2009 from income of $7.2 million, or 1.9% of sales, for the same period of fiscal 2008.  The decrease in retail operating income generated by Ethan Allen-owned design centers was primarily due to reduced sales attributed to the weak retail environment for home furnishings.

Interest and other miscellaneous income, net decreased $2.9 million from the prior year comparable quarter.  The decrease was due, primarily to a decrease in investment income resulting from lower cash and cash equivalent balances and lower rates of interest during the current period, and by gains recorded in connection with the sale of selected real estate assets in the prior year.

Interest and other related financing costs amounted to approximately $5.8 million in the current period as compared to $5.9 million in the prior year period.  This amount consists primarily of interest expense incurred in connection with our issuance of senior unsecured debt in September 2005.

Income tax expense for the six months ended December 31, 2008 totaled $5.8 million as compared to $22.4 million for the six months ended December 31, 2007.  Our effective tax rate for the current period was 30.9% compared to 37.0% in the prior year period.  The reduction in effective tax rate for the current period was primarily due to a one time adjustment of $0.7 million made during the first quarter and to a beneficial mix of earnings and a benefit from US based manufacturing.

Net income for the six months ended December 31, 2008, was $12.9 million as compared to $38.1 million in the prior year comparable period.  Net income per diluted share totaled $0.45 in the current period and $1.27 in the prior year.

Liquidity and Capital Resources

At December 31, 2008, we held cash and cash equivalents of $64.5 million.  Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, and borrowings.

Global capital markets have recently been disrupted and volatile.  The cost and availability of funding has been and may continue to be adversely affected by illiquid credit markets.  Some lenders have reduced or, in some cases, ceased to provide funding to borrowers.  However, our lenders have not indicated to us that they would not continue to provide funding to us or not honor or be able to fully perform their obligations under the credit facility.  Our access to the credit facility could also be negatively affected if operating results fall below prescribed levels.  Continued turbulence in the financial markets could also adversely affect the cost and availability of financing to us in the future.

On January 29, 2009, we amended the revolving credit facility entered into in July 2005, with a group of lenders that expires in July 2010.  The amended credit facility reduced the line from $200 million to $100 million and contains various covenants which may limit our ability to incur debt; engage in mergers and consolidations; make restricted payments; sell certain assets; make investments; and issue stock. We are also required to meet certain financial covenants including a fixed charge coverage ratio, which shall not be less than 1.75 to 1 for any period of four consecutive fiscal quarters ended on or after December 31, 2008, and a leverage ratio, which shall not be greater than 3.25 to 1 at any time.  This facility includes sub-facilities for trade and standby letters of credit of $25.0 million and swingline loans of $5.0 million.  The amended facility also contains a triggering lien against accounts receivable and inventory if the fixed charge coverage ratio falls below 2.00 to 1 and this measure would also limit cash dividends for the subsequent quarter to $4.0 million.  Ethan Allen paid the lenders a customary fee for entering into the Amendment and increased the fees and interest rates under the Amendment.  At December 31, 2008, we had no revolving loans, and $12.5 million in trade and standby letters of credit outstanding under the agreement.  We believe that we will continue to have adequate liquidity to meet our current needs. We complied with the covenants of the amended agreement at December 31, 2008.

In September 2005, we completed a private offering of $200.0 million in ten-year senior unsecured notes due 2015 (the “Senior Notes”). The Senior Notes were offered by Ethan Allen Global, Inc. (“Global”), a wholly-owned subsidiary of the Company, and have an annual coupon rate of 5.375%.  We have used the net proceeds of $198.4 million to expand our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes.

A summary of net cash provided by (used in) operating, investing, and financing activities for the six month periods ended December 31, 2008 and 2007 is provided below (in millions):

	Six Months Ended
	December 31,
	2008	2007
Operating Activities
Net income plus depreciation and amortization	$25.7	$50.2
Working capital	(4.5)	(8.4)
Excess tax benefits from share-based payment arrangements	—	(2.1)
Other (non-cash items, long-term assets and liabilities)	(5.5)	7.7
Total provided by operating activities	$15.7	$47.4

Investing Activities
Capital expenditures	$(16.1)	$(30.3)
Acquisitions	(0.7)	(6.8)
Asset sales	5.7	5.2
Other	(0.2)	—
Total provided by (used in) investing activities	$(11.3)	$(31.9)

Financing Activities
Issuances of common stock	—	0.4
Purchases of company stock	—	(67.2)
Payment of dividends	(13.5)	(12.8)
Excess tax benefits from share-based payment arrangements	—	2.1
Total provided by (used in) financing activities	$(13.5)	$(77.5)

Operating Activities

As compared to the same period in fiscal year 2008, cash provided by operating activities decreased $31.7 million, primarily due to a $25.2 million decrease in net income, and a lower year to date benefit from changes in working capital (accounts receivable, inventories, prepaid and other current assets, customer deposits, payables, and accrued expenses and other current liabilities) largely arising from a decrease in customer deposits liability.

Investing Activities

As compared to the same period in fiscal year 2008, cash used in investing activities decreased $20.6 million during the six months ended December 31, 2008 due, primarily, to a reduction in cash utilized to fund capital expenditures and acquisitions.  We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities

As compared to the same period in fiscal year 2008, cash used in financing activities decreased $64.0 million during the six months ended December 31, 2008, primarily as a result of a decrease in payments for the acquisition of treasury stock.  On November 12, 2008, we declared a dividend of $0.25 per common share, payable on January 23, 2009, to shareholders of record as of January 9, 2009.  On January 29, 2009, Ethan Allen’s Board of Directors declared a regular quarterly cash dividend of $0.10 per share, which will be payable to shareholders of record as of April 14, 2009 and paid on April 28, 2009. The Company has continuously paid dividends every quarter since 1996.  If adverse economic conditions continue, the Company may temporarily alter our quarterly dividend policy.

As of December 31, 2008, our outstanding debt totaled $203.1 million, the current and long-term portions of which amounted to less than $0.1 million and $203.0 million, respectively.  The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are: less than $0.1 million in each of fiscal 2009 and 2010, $3.9 million in fiscal 2011 and less than $0.1 million in fiscal 2012.  The balance of our long-term debt ($199.1 million) matures in fiscal years 2013 and thereafter.

We had no revolving loans outstanding under the credit facility as of December 31, 2008, and stand-by letters of credit outstanding under the facility at that date totaled $12.5 million.  Remaining available borrowing capacity under the amended facility would have been $87.5 million at December 31, 2008.

There has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended June 30, 2008 as filed with the Securities and Exchange Commission on August 22, 2008.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements.  As of December 31, 2008, we had working capital of $167.0 million and a current ratio of 2.4 to 1.

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

During the six months ended December 31, 2008 and 2007, we repurchased and/or retired the following shares of our common stock:

	Six Months Ended
	December 31
	2008	2007(1)(2)
Common shares repurchased	—	1,922,300
Cost to repurchase common shares	—	$61,358,709
Average price per share	—	$31.92

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

For each of the periods presented above, we funded our purchases of treasury stock with existing cash on hand and cash generated through current period operations.  On November 13, 2007, the Board of Directors increased the then remaining share repurchase authorization to 2,000,000 shares.  As of December 31, 2008, we had a remaining Board authorization to repurchase 1,567,669 shares.

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

Retailer-Related Guarantees

Independent Retailer Credit Facility

On December 24, 2008, we have obligated ourselves, on behalf of one of our independent retailers, with respect to a $0.9 million credit facility (the “Credit Facility”) comprised of a $0.6 million revolving line of credit and a $0.3 million term loan. This obligation requires us, in the event of the retailer’s default under the Credit Facility, to repurchase the retailer’s inventory, applying such purchase price to the retailer’s outstanding indebtedness under the Credit Facility. Our obligation remains in effect for the life of the term loan.  The agreement expires in April 2009. The maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is limited to the amount outstanding under the Credit Facility at the time of default (subject to pre-determined lending limits based on the value of the underlying inventory) and, as such, is not an estimate of future cash flows.  No specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this obligation, except to the extent that we maintain the right to take title to the repurchased inventory. We anticipate that the repurchased inventory could subsequently be sold through our retail design center network.

As of December 31, 2008, the amount outstanding under the Credit Facility totaled approximately $0.9 million, of which $0.6 million was outstanding under the revolving credit line and $0.3 million under the term loan.  Based on the underlying creditworthiness of the respective retailer, we believe this obligation will expire without requiring funding by us. However, in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, a liability has been established to reflect our non-contingent obligation under this arrangement as a result of modifications made to the Credit Facility subsequent to January 1, 2003.  As of December 31, 2008, the carrying amount of such liability is less than $50,000.

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

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry.  All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation.  In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of December 31 2008, our product warranty liability totaled $1.4 million.

Business Outlook

The United States economy has entered a recession and there are growing concerns as to the effect a United States recession will have in Europe, Asia and elsewhere.  The current overall weakness in the U.S. economy has adversely affected our business and we cannot predict, with any degree of certainty when these difficult economic conditions will begin to improve.

As macro-economic factors change, it is also possible that our costs associated with production (including raw materials, labor and utilities), distribution (including freight and fuel charges), and retail operations (including compensation, benefits, delivery, warehousing, occupancy, and advertising expenses) may increase.  We cannot reasonably predict when, or to what extent, such events may occur or what effect, if any, such events may have on our consolidated financial condition or results of operations.

The home furnishings industry remains extremely competitive with respect to both the sourcing of products and the retail sale of those products. Domestic manufacturers continue to face pricing pressures as a result of the manufacturing capabilities developed during recent years in other countries, specifically within Asia. In response to these pressures, a large number of U.S. furniture manufacturers and retailers, including the Company, have increased their overseas sourcing activities in an attempt to maintain a competitive advantage and retain market share. At the present time, we domestically manufacture and/or assemble approximately 60% of our products. We continue to believe that a balanced approach to product sourcing, which includes the domestic manufacture of certain product offerings coupled with the import of other selected products, provides the greatest degree of flexibility and is the most effective approach to ensuring that acceptable levels of quality, service and value are attained.

We believe that our existing business model which includes: (i) an established brand; (ii) a comprehensive complement of home decorating solutions and complementary interior design services and (iii) a vertically-integrated operating structure will position us well to take advantage of improved economic conditions when they occur.

In addition, we believe that our retail strategy, which involves (i) a continued focus on providing a wide array of product solutions and superior customer service coupled with state-of-the-art technology in our newly launched website, (ii) the opening of new or relocated design centers in more prominent locations, while encouraging independent retailers to do the same, and (iii) the development of a more professional, team based structure within our retail network, provides an opportunity to grow our business when the current difficult economic conditions improve.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Other than noted below, there have been no material changes to the market risks disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008 as filed with the Securities and Exchange Commission on August 22, 2008.

A prolonged economic downturn may continue to materially adversely affect our business.

Our business and results of operations are affected by international, national and regional economic conditions.  The United States and other international economies have entered a recession and concerns over the duration or depth appear to be increasing. Our primary customer base, direct or indirect, is composed of individual consumers.  The current overall weakness in the U.S. economy, including the turmoil in the credit markets, weakness in the housing market and volatile equity markets, have resulted in considerable negative pressure on consumer spending.  We believe these events have impacted consumers in our markets in ways that have negatively affected our business.  In the event the current economic downturn continues, or worsens, our current and potential customers may be inclined to delay their purchases.  In addition, further tightening of credit markets may restrict our customers ability and willingness to make purchases.

Access to consumer credit could be interrupted and reduce sales and profitability.

Our ability to continue to access consumer credit for our clients could be negatively affected by conditions outside our control. Given the current turmoil in equity and credit markets, there is a risk that though we have agreements that do not expire until July 2012, there is risk that our business partner may not be able to fulfill their obligations under that agreement.

Impairment charges could reduce our profitability.

We have significant long-lived intangible assets recorded on our balance sheets.  If our operating results continue to decline, we may incur impairment charges in the future, which could have a material impact on our financial results.  Although any such impairment charge would be a non-cash expense, it could materially increase our expenses and reduce our profitability in the period recorded. We will continue to evaluate the recoverability of the carrying amount of our long-lived intangible assets on an ongoing basis.  There can be no assurance that the outcome of such future reviews will not result in substantial impairment charges.  Impairment assessment inherently involves judgments as to assumptions about expected future cash flows and the impact of market conditions on those assumptions.  Future events and changing market conditions may impact our assumptions as to prices, costs or other factors that may result in changes in our estimates of future cash flows.  Although we believe the assumptions we use in testing for impairment are reasonable, significant changes in any of our assumptions could produce a significantly different result.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer (“CEO”) and the Vice President-Finance (“VPF”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and VPF, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth in Note 9 to the Consolidated Financial Statements included in Part I — “Financial Statements” of this report, Item 1, which is incorporated by reference herein, there has been no material change to the matters discussed in Part I, Item 3 - Legal Proceedings in our Annual Report on Form 10-K for the year ended June 30, 2008 as filed with the Securities and Exchange Commission on August 22, 2008.

Item 1A. Risk Factors

Other than noted below, there have been no material changes to the market risks disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008 as filed with the Securities and Exchange Commission on August 22, 2008.

A prolonged economic downturn may continue to materially adversely affect our business.

Our business and results of operations are affected by international, national and regional economic conditions.  The United States and other international economies have entered a recession and concerns over the duration or depth appear to be increasing. Our primary customer base, direct or indirect, is composed of individual consumers.  The current overall weakness in the U.S. economy, including the turmoil in the credit markets, weakness in the housing market and volatile equity markets, have resulted in considerable negative pressure on consumer spending.  We believe these events have impacted consumers in our markets in ways that have negatively affected our business.  In the event the current economic downturn continues, or worsens, our current and potential customers may be inclined to delay their purchases.  In addition, further tightening of credit markets may restrict our customers ability and willingness to make purchases.

Access to consumer credit could be interrupted and reduce sales and profitability.

Our ability to continue to access consumer credit for our clients could be negatively affected by conditions outside our control. Given the current turmoil in equity and credit markets, there is a risk that though we have agreements that do not expire until July 2012, there is risk that our business partner may not be able to fulfill their obligations under that agreement.

Impairment charges could reduce our profitability.

We have significant long-lived intangible assets recorded on our balance sheets.  If our operating results continue to decline, we may incur impairment charges in the future, which could have a material impact on our financial results.  Although any such impairment charge would be a non-cash expense, it could materially increase our expenses and reduce our profitability in the period recorded. We will continue to evaluate the recoverability of the carrying amount of our long-lived intangible assets on an ongoing basis.  There can be no assurance that the outcome of such future reviews will not result in substantial impairment charges.  Impairment assessment inherently involves judgments as to assumptions about expected future cash flows and the impact of market conditions on those assumptions.  Future events and changing market conditions may impact our assumptions as to prices, costs or other factors that may result in changes in our estimates of future cash flows.  Although we believe the assumptions we use in testing for impairment are reasonable, significant changes in any of our assumptions could produce a significantly different result.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There have been no purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended December 31, 2008.  The maximum number of shares that may yet be purchased under the plans or program is 1,567,669 shares.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
10.1	Amendment number 1 dated as of January 29, 2009 to credit agreement dated as of July 21, 2005
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHAN ALLEN INTERIORS INC.

(Registrant)

DATE:	February 9, 2009	BY:	/s/ M. Farooq Kathwari
Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE:	February 9, 2009	BY:	/s/ David R. Callen
David R. Callen
Vice President, Finance & Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1	Amendment number 1 dated as of January 29, 2009 to credit agreement dated as of July 21, 2005
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer