Form 10-Q
period 2009-03-31
ETHAN ALLEN INTERIORS INC
filed 2009-05-11
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files);   ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At March 31, 2009, there were 28,953,929 shares of Class A Common Stock, par value $.01, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2009	June 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,159	$74,376
Accounts receivable, less allowance for doubtful accounts of $1,589 at March 31, 2009 and $2,535 at June 30, 2008	10,434	12,672
Inventories (note 4)	174,310	186,265
Prepaid expenses and other current assets	28,425	32,860
Deferred income taxes	4,865	4,005
Total current assets	269,193	310,178

Property, plant and equipment, net	347,744	350,432
Goodwill and other intangible assets (notes 6 and 7)	45,156	96,823
Other assets	3,945	4,540
Total assets	$666,038	$761,973

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (note 8)	$42	$41
Customer deposits	31,200	47,297
Accounts payable	19,621	26,444
Accrued compensation and benefits	33,358	32,568
Accrued expenses and other current liabilities (note 5)	26,949	29,152
Total current liabilities	111,170	135,502

Long-term debt (note 8)	203,077	202,988
Other long-term liabilities	21,059	20,383
Deferred income taxes	6,579	27,327
Total liabilities	341,885	386,200

Shareholders’ equity:
Class A common stock, par value $.01, 150,000,000 shares authorized; 48,334,870 shares issued at March 31, 2009 and 48,251,780 shares issued at June 30, 2008	483	482
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at March 31, 2009 and June 30, 2008	—	—
Preferred stock, par value $.01, 1,055,000 shares authorized; no shares issued and outstanding at March 31, 2009 and June 30, 2008	—	—
Additional paid-in capital	356,084	354,725
	356,567	355,207
Less: Treasury stock (at cost), 19,380,941 shares at March 31, 2009 and 19,565,901 shares at June 30, 2008	(583,220)	(588,783)
Retained earnings	550,123	606,648
Accumulated other comprehensive income (note 12)	683	2,701
Total shareholders’ equity	324,153	375,773
Total liabilities and shareholders’ equity	$666,038	$761,973

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net sales	$140,221	$235,901	$535,620	$744,138
Cost of sales	74,171	110,714	255,828	346,041
Gross profit	66,050	125,187	279,742	398,097

Operating expenses:
Selling	42,251	56,112	146,274	171,290
General and administrative	42,781	49,502	131,806	145,940
Goodwill impairment (note 7)	48,400	—	48,400	—
Restructuring and impairment charge net (note 5)	7,325	3,993	5,721	3,993
Total operating expenses	140,757	109,607	332,801	321,223

Operating income (loss)	(74,707)	15,580	(52,409)	76,874
Interest and other miscellaneous income, net	806	1,375	3,019	6,478
Interest and other related financing costs (note 8)	2,985	2,914	8,818	8,793

Income (loss) before income taxes	(76,886)	14,041	(58,208)	74,559

Income tax expense (benefit) (note 3)	(28,212)	5,195	(22,444)	27,587

Net income (loss)	$(48,674)	$8,846	$(35,764)	$46,972

Per share data (note 11):
Basic earnings per common share:
Net income (loss) per basic share	$(1.69)	$0.31	$(1.24)	$1.59
Basic weighted average common shares	28,861	28,909	28,768	29,461
Diluted earnings per common share:
Net income (loss) per diluted share	$(1.69)	$0.30	$(1.24)	$1.58
Diluted weighted average common shares	28,861	29,049	28,768	29,685

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2009	2008
Operating activities:
Net income (loss)	$(35,764)	$46,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,285	18,077
Compensation expense related to share-based awards	1,357	913
Provision (benefit) for deferred income taxes	(18,865)	54
Excess tax benefits from share-based payment arrangements	—	(2,093)
Goodwill impairment	48,400	—
Restructuring and impairment charge (benefit), net	(1,124)	2,579
(Gain) loss on disposal of property, plant and equipment	758	(280)
Other	168	175
Change in assets and liabilities, net of the effects of acquired businesses:
Accounts receivable	1,974	1,644
Inventories	12,784	(1,683)
Prepaid and other current assets	1,945	(4,443)
Other assets	764	395
Customer deposits	(16,457)	(6,799)
Accounts payable	(6,413)	(280)
Accrued expenses and other current liabilities	4,021	3,445
Other long-term liabilities	960	8,584
Net cash provided by operating activities	13,793	67,260

Investing activities:
Proceeds from the disposal of property, plant & equipment	6,283	6,936
Capital expenditures	(20,466)	(46,297)
Acquisitions	(741)	(6,762)
Other	(147)	25
Net cash used in investing activities	(15,071)	(46,098)

Financing activities:
Payments on long-term debt	(31)	(30)
Proceeds from issuance of common stock	2	472
Excess tax benefits from share-based payment arrangements	—	2,093
Payment of deferred financing costs	(447)	—
Payment of cash dividends	(20,720)	(19,164)
Purchases and other retirements of company stock	—	(75,577)
Net cash used in financing activities	(21,196)	(92,206)
Effect of exchange rate changes on cash	(743)	176
Net decrease in cash & cash equivalents	(23,217)	(70,868)
Cash & cash equivalents - beginning of period	74,376	147,879
Cash & cash equivalents - end of period	$51,159	$77,011

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Nine Months Ended March 31, 2009

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at June 30, 2008	$482	$354,725	$(588,783)	$2,701	$606,648	$375,773

Share-based compensation expense (note 10)	—	1,357	—	—	—	1,357

Issuance of common stock upon exercise of share-based awards	1	2	—	—	—	3

Issuance of treasury shares for 401k company match	—	—	5,563	—	(3,431)	2,132

Dividends declared on common stock	—	—	—	—	(17,330)	(17,330)

Other comprehensive income (note 12):
Currency translation adjustments	—	—	—	(2,054)	—	(2,054)
Hedge amortization, net of tax and other	—	—	—	36	—	36
Net income (loss)	—	—	—	—	(35,764)	(35,764)
Total comprehensive income (loss)						(37,782)

Balance at March 31, 2009	$483	$356,084	$(583,220)	$683	$550,123	$324,153

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

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, yet does not require any new fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP No. 157-2”), which delayed the effective date of SFAS No. 157 as it relates to non-financial assets and non-financial liabilities until July 1, 2009 for the Company, except for items that are recognized or disclosed at fair value by the Company on a recurring basis.  Effective July 1, 2008, the Company adopted the provisions of SFAS No. 157, except as it relates to those non-financial assets and non-financial liabilities excluded under FSP No. 157-2.  Those excluded items for which the Company has not applied the fair value provisions of SFAS No. 157 include goodwill and other intangible assets (note 7), assets held for sale (note 5), liabilities for exit or disposal activities (note 5), and business acquisitions (note 6).  The Company is currently evaluating the impact of this statement on the Company’s financial position, results of operations and cash flows as it relates to non-financial assets and non-financial liabilities.  For the impact of adoption of this statement on financial assets, financial liabilities, and non-financial assets recognized at fair value on a recurring basis, see note 13.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2)      Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the consolidated financial statements.  In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the nine months ended March 31, 2009 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2008.

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

The Company’s consolidated effective income tax rate was 38.6% and 37.0% for the nine months ended March 31, 2009 and 2008, respectively. The current effective tax rate is higher due primarily to the impact of the deduction for domestic production activities.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by the taxing authorities in such major jurisdictions as Canada, Mexico and the U.S. As of March 31, 2009, certain subsidiaries of the Company are currently under audit from 2001 through 2007 in the U.S. It is reasonably possible that some of these audits may be completed during the next twelve months. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4)                   Inventories

Inventories at March 31, 2009 and June 30, 2008 are summarized as follows (in thousands):

	March 31, 2009	June 30, 2008

Finished goods	$145,292	$153,981
Work in process	7,411	5,985
Raw materials	21,607	26,299
	$174,310	$186,265

Inventories are presented net of a related valuation allowance of $2.2 million at March 31, 2009 and $2.3 million at June 30, 2008.

(5)                   Restructuring and Impairment Charges

In recent years, we have developed, announced and executed plans to consolidate our operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage.

On January 6, 2009, the Company announced a plan to consolidate the operations of its Eldred, Pennsylvania upholstery manufacturing plant and several of its retail service centers. Business previously serviced by the Eldred Pennsylvania facility has been transferred to the Company’s facilities in North Carolina and California, and the Company is expanding the production in those facilities.  Business currently served by the retail service centers is being transferred to other Company locations serving the same general market areas.  The Company expects pre-tax restructuring, impairment, and other related charges will total approximately $9 million, with approximately $4 million in employee severance and other payroll and benefit costs, $3 million in write down of long-lived assets, and $2 million in other associated costs, after which time we expect the actions to be complete.  By segment, we expect $6 million in costs for the wholesale segment and $3 million for the retail segment.  The majority of charges will be non-cash in nature representing an approximate after-tax impact of $5.7 million or $0.20 per diluted share.  The total costs incurred in the current period, and the cumulative amount incurred to date are shown in the following table (in thousands).

	Three months ended March 31, 2009
	New charges (credits)	Utilized	Balance at March 31, 2009
Employee severance and other payroll and benefit costs	$3,936	$3,137	$799
Write down of long-lived assets	2,721	2,721	—
Other associated costs	394	(15)	409
	$7,051	$5,843	$1,208

On January 10, 2008, we announced a plan to consolidate the operations of certain company owned retail design centers and retail service centers. In connection with this initiative, we permanently ceased operations at eleven design centers and six retail service centers which, for the most part, were consolidated into other existing operations.  We also implemented our design team concept across the Retail division at the end of fiscal 2008.  These decisions resulted in a reduction in headcount of approximately 400 employees, with the reduction in headcount occurring mostly during the third and fourth quarters of fiscal 2008.  Additionally, other actions taken during fiscal 2008 were not included in the restructuring plan. Altogether, there were more than 500 fewer associates in our Retail business by the end of June 2008. In fiscal 2009, a $1.8 million restructuring and impairment net gain was recorded.  Of this amount,

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

$4.2 million was a realized gain on the sale of property classified as held for sale and was partially offset by $2.4 million in lease termination costs and adjustments for expected charges on leased properties no longer being used.  Since the plan was announced, we have recorded pre-tax restructuring and impairment charges totaling $5.2 million, including $0.9 million in employee severance and other payroll and benefit costs, $5.6 million in lease termination and other exit costs, and a benefit of $1.4 million on long-lived assets.  The estimated present value of future lease payments with terms ranging from less than one to seven years, and one ground lease with 25 years remaining are included in the balance at March 31, 2009 and contain estimates that will likely require adjustment in the future.  In addition to the retail charges, $0.4 million was recorded in the first fiscal quarter of 2009 to update the fair value of a wholesale plant site held for sale.  These charges are reported together in the following table (in thousands).

		Three months ended March 31, 2009
	Balance at December 31, 2008	New charges (credits)	Utilized	Adjustments	Balance at March 31, 2009
Employee severance and other payroll and benefit costs	$—	$	$—	$—	$—
Other associated costs	3,494	—	(472)	249	3,271
Write down of long-lived assets	—	—	(24)	24	—
	$3,494	$—	$(496)	$273	$3,271

		Nine months ended March 31, 2009
	Balance at June 30, 2008	New charges (credits)	Utilized	Adjustments	Balance at March 31, 2009
Employee severance and other payroll and benefit costs	$—	$64	$(64)	$—	$—
Other associated costs	3,358	1,677	(2,358)	594	3,271
Write down of long-lived assets	—	(4,080)	3,665	415	—
	$3,358	$(2,339)	$1,243	$1,009	$3,271

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

Also in October 2007, we acquired a cut and sew upholstery facility from Americraft Leather for total consideration of approximately $4.4 million.  The facility, which contains 40,000 square feet of manufacturing space and employs about 180 people, is located in Silao, in the state of Guanajuato, Mexico.  As a result of this acquisition, our initial

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

purchase price allocation resulted in additional property, plant and equipment of $2.7 million, inventory of $1.1 million, and goodwill of $0.6 million.

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

A summary of our allocation of purchase price accounting for acquisitions during the three and nine months ended March 31, 2009 and 2008 is provided below (in thousands).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Business segment	Retail	Retail	Retail	Wholesale	Retail
Total consideration	$94	$15	$1,005	$4,298	$2,262
Fair value of assets acquired and liabilities assumed:
Inventory	3	(43)	829	1,054	1,841
PP&E and other assets	(5)	(51)	55	2,707	340
Customer deposits	5	43	(556)	—	(1,090)
A/P and other liabilities	100	74	(86)	(100)	134
Goodwill	$(9)	$(8)	$763	$637	$1,037

(7)                   Goodwill, Other Intangible Assets and Goodwill Impairment

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

The Company determined that it was appropriate to perform an interim impairment test as of March 31, 2009 due to the severe adverse changes in the business climate, as evidenced by the sudden and dramatic decline in macroeconomic indicators including consumer confidence and in our net sales.  We determined that the carrying value of the goodwill on our retail division’s books exceeded its fair value. Therefore, we recorded a non-cash impairment charge of $48.4 million.

As of March 31, 2009, we had remaining goodwill of $25.4 million and other indefinite-lived intangible assets of $19.7 million. Comparable balances as of June 30, 2008 were $77.1 million and $19.7 million, respectively.

Goodwill in the retail and wholesale segments was $0 and $25.4 million, respectively, at March 31, 2009 and $48.9 million and $28.2 million, respectively, at June 30, 2008. Goodwill in the wholesale segment decreased $2.7 million in the first quarter of fiscal 2009 due to the effective settlement of tax positions taken in previous years.  The wholesale segment, at both dates, includes indefinite-lived intangible assets of $19.7 million for Ethan Allen trade names.  If

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

our stock price and operating results decline beyond anticipated levels, the Company may again need to conduct an evaluation of the fair values of these assets, which might result in an additional impairment.

(8)                   Borrowings

Total debt obligations at March 31, 2009 and June 30, 2008 consist of the following (in thousands):

	March 31, 2009	June 30, 2008
5.375% Senior Notes due 2015	$198,958	$198,837
Industrial revenue bonds	3,855	3,855
Other debt	306	337
Total debt	203,119	203,029
Less current maturities	42	41
Total long-term debt	$203,077	$202,988

On September 27, 2005, we completed a private offering of $200.0 million of ten-year senior unsecured notes due 2015 (the “Senior Notes”). The Senior Notes were offered by Global and have an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1 of each year.  Proceeds received in connection with the issuance of the Senior Notes, net of a related discount of $1.6 million, totaled $198.4 million. We used the net proceeds from the offering to expand our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes.  As of March 31, 2009, outstanding borrowings related to this transaction have been included in the Consolidated Balance Sheets within long-term debt. The discount on the Senior Notes is being amortized to interest expense over the life of the related debt as is debt issuance costs of $2.0 million primarily for banking, legal, accounting, rating agency, and printing services and $0.8 million of losses on settled forward contracts entered in conjunction with this debt issuance.

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

As of March 31, 2009, we believe that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.  We believe our currently anticipated capital expenditures for environmental control facility matters are not material.

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

(10)            Share-Based Compensation

On November 11, 2008, M. Farooq Kathwari, our President and Chief Executive Officer, was awarded options to purchase 50,000 shares of the Company’s common stock at the closing stock price on the grant date.  The grant was issued at an exercise price of $15.93, and vests in four equal annual installments on the anniversary date of the grant.  Also on November 11, 2008, Mr. Kathwari received an award of 0 to 60,000 restricted shares, with vesting based on specific financial performance over the final three quarters of fiscal 2009.

On November 5, 2008, the Company awarded options to purchase 148,060 shares of our common stock to a large group of associates at the closing stock price on the grant date of $17.60. These grants vest in four equal annual installments on the anniversary date of the grant.

On October 10, 2007, the Company’s Board of Directors and Mr. Kathwari agreed to the terms of a new employment agreement expiring on June 30, 2012 (the “Agreement”).  Pursuant to the terms of the Agreement, Mr. Kathwari was awarded options to purchase 150,000 shares of our common stock on October 10, 2007, and options to purchase an additional 90,000 shares on July 1, 2008, in each case at the closing stock price on the grant date.  The 2007 grant was issued at an exercise price of $34.03, and vests in three equal installments on each June 30 of 2008, 2009 and 2010.  The 2008 grant was issued at an exercise price of $24.62, and vests in two equal installments on each of June 30, 2009 and 2010.  The Agreement provides for an additional grant of 60,000 options on July 1, 2009, with an exercise price equal to the closing price of a share of our common stock on the New York Stock Exchange on that date.  The 2009 grant will vest on June 30, 2010.  All options awarded under the Agreement have a contractual term of 10 years.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11)            Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Weighted average common shares outstanding for basic calculation	28,861	28,909	28,768	29,461
Effect of dilutive stock options and other share-based awards	—	140	—	224
Weighted average common shares outstanding adjusted for dilution calculation	28,861	29,049	28,768	29,685

As of March 31, 2009 and 2008, stock options to purchase 2,276,345 and 1,705,547 common shares, respectively, were excluded from the respective diluted earnings per share calculation because their impact was anti-dilutive.

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

Our accumulated other comprehensive income, which is comprised of losses on certain derivative instruments and accumulated foreign currency translation adjustments, totaled $0.7 million at March 31, 2009 and $2.7 million at June 30, 2008.  Losses on derivative instruments are the result of cash flow hedging contracts entered into in connection with the issuance of the Senior Notes (see Note 8).  Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operation of five Ethan Allen owned retail design centers located in Canada and our cut and sew plant located in Mexico.  Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

(13)            Financial Instruments

We adopted SFAS No. 157 on July 1, 2008 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

At March 31, 2009, the Company’s assets and liabilities measured at fair value on a recurring basis consist of $40.7 million in cash equivalents, which were valued using Level 1 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including our cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended March 31, 2009, we determined that the goodwill for the Retail segment was impaired, and a goodwill impairment charge of $48.4 million was recorded (see note 7).

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

A breakdown of wholesale sales by these product lines for the three and nine months ended March 31, 2009 and 2008 is provided as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Case Goods	42%	41%	41%	44%
Upholstered Products	40	41	41	39
Home Accessories and Other	18	18	18	17
	100%	100%	100%	100%

Revenue information by product line is not as easily determined within the retail segment. However, because wholesale production and sales are matched, for the most part, to incoming orders, we believe that the allocation of retail sales by product line would be similar to that of the wholesale segment.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Segment information for the three and nine months ended March 31, 2009 and 2008 is set forth as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net sales:
Wholesale segment	$88,072	$156,269	$318,215	$468,522
Retail segment	103,305	172,779	406,358	548,112
Elimination of inter-company sales	(51,156)	(93,147)	(188,953)	(272,496)
Consolidated Total	$140,221	$235,901	$535,620	$744,138

Operating income (loss):
Wholesale segment (1)(2)	$(6,068)	$26,676	$14,396	$79,832
Retail segment (3)(4)	(71,920)	(8,544)	(78,156)	(1,294)
Adjustment of inter-company profit (5)	3,281	(2,552)	11,351	(1,664)
Consolidated Total	$(74,707)	$15,580	$(52,409)	$76,874

Capital expenditures:
Wholesale segment	$350	$1,098	$2,664	$5,458
Retail segment	3,970	14,886	17,802	40,839
Acquisitions (6)(7)(8)	94	15	741	6,153
Consolidated Total	$4,414	$15,999	$21,207	$52,450

Total assets	March 31, 2009	June 30, 2008
Wholesale segment	$315,442	$342,960
Retail segment	379,543	459,842
Inventory profit elimination (9)	(28,947)	(40,829)
Consolidated Total	$666,038	$761,973

(1)	Operating income (loss) for the wholesale segment for 2009 includes a pre-tax restructuring and impairment charge of $5.5 million for the three months ended March 31, 2009.
(2)	Operating income (loss) for the wholesale segment for 2009 includes a pre-tax restructuring and impairment charge of $5.9 million for the nine months ended March 31, 2009.
(3)

Operating income (loss) for the retail segment for 2009 includes a goodwill impairment charge of $48.4 million and a pre-tax restructuring and impairment charge of $1.9 million for the three months ended March 31, 2009.

(4)

Operating income (loss) for the retail segment for 2009 includes a goodwill impairment charge of $48.4 million and a pre-tax restructuring and impairment credit of $0.2 million for the nine months ended March 31, 2009.

(5)

Represents the change in the inventory profit elimination necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned design center inventory existing at the end of the period.

(6)	Acquisitions for the nine months ended March 31, 2009 include the purchase of three retail design centers.
(7)

Acquisitions for 2008 exclude the purchase (for consideration totaling $0.6 million) of a retail design center with an effective (closing) date of June 30, 2007 and for which funding did not occur until July 2, 2007.

(8)	Acquisitions for the nine months ended March 31, 2008 include the purchase of two retail design centers and the purchase of a cut and sew plant in Mexico.
(9)	Represents the wholesale profit contained in Ethan Allen-owned design center inventory that has not yet been realized. These profits are realized when the related inventory is sold.

There were 42 independent retail design centers located outside the United States at March 31, 2009. Approximately 3% to 4% of our net sales were derived from sales to these retail design centers.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(15)            Subsequent Events

Revolver Termination

The Company terminated its $100 million cash flow based revolving credit facility effective May 4, 2009.  Although we have no plans to use any revolving credit facility in the near term, we are in negotiations to establish an asset based revolving credit facility of up to $60 million.  At March 31, 2009, we had $12.5 million in trade and standby letters of credit outstanding under the revolving credit facility. These letters of credit continue to be supported by a separate facility with JP Morgan.  We believe we will continue to have adequate liquidity to meet our current needs.

Ethan Allen declares quarterly cash dividend

Ethan Allen’s Board of Directors has declared a quarterly cash dividend of $0.05 per share, which will be payable to shareholders of record as of July 10, 2009 and paid on July 24, 2009.

(16)            Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (July 1, 2009 for the Company). The impact of this statement on the Company’s financial position, results of operations and cash flows will be dependent upon the terms, conditions and details of such acquisitions.

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 to July 1, 2009 for us, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company is currently evaluating the impact of this statement on the Company’s financial position, results of operations and cash flows as it relates to non-financial assets and non-financial liabilities.

(17)            Financial Information About the Parent, the Issuer and the Guarantors

On September 27, 2005, Global (the “Issuer”) issued $200 million aggregate principal amount of Senior Notes which have been guaranteed on a senior basis by Interiors (the “Parent”), and other wholly owned domestic subsidiaries of the Issuer and the Parent, including Ethan Allen Retail, Inc., Ethan Allen Operations, Inc., Ethan Allen Realty, LLC, Lake Avenue Associates, Inc. and Manor House, Inc. The subsidiary guarantors (other than the Parent) are collectively called the “Guarantors”.  The guarantees of the Guarantors are unsecured.  All of the guarantees are full, unconditional and joint and several and the Issuer and each of the Guarantors are 100% owned by the Parent. Ethan Allen (UK) Ltd., KEA International Inc. (which was legally dissolved in January 2007), Northeast Consolidated, Inc. (which was legally dissolved in June 2007), Riverside Water Works, Inc. (which was legally dissolved in June 2007), and our other subsidiaries which are not guarantors are called the “Non-Guarantors”. During the quarter ended December 31, 2008, we determined that our international subsidiaries in Canada and Mexico are non-guarantors. The Company has reclassified, for all prior periods presented, the financial results of these international subsidiaries to reflect their non-guarantor status.

The following tables set forth the condensed consolidating balance sheets as of March 31, 2009 and June 30, 2008, the condensed consolidating statements of operations for the three and nine months ended March 31, 2009 and 2008, and the condensed consolidating statements of cash flows for the nine months ended March 31, 2009 and 2008 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

March 31, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$47,999	$2,200	$960	$—	$51,159
Accounts receivable, net	—	9,723	408	303	—	10,434
Inventories	—	—	199,089	4,168	(28,947)	174,310
Prepaid expenses and other current assets	—	26,089	6,689	512	—	33,290
Intercompany	—	777,623	220,324	(3,173)	(994,774)	—
Total current assets	—	861,434	428,710	2,770	(1,023,721)	269,193

Property, plant and equipment, net	—	12,450	330,501	4,793	—	347,744
Goodwill and other intangible assets	—	37,905	7,251	—	—	45,156
Other assets	—	3,062	878	5	—	3,945
Investment in affiliated companies	629,127	9,213	—	—	(638,340)	—
Total assets	$629,127	$924,064	$767,340	$7,568	$(1,662,061)	$666,038

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$—	$42	$—	$—	$42
Customer deposits	—	—	30,076	1,124	—	31,200
Accounts payable	—	9,788	9,719	114	—	19,621
Accrued expenses and other current liabilities	3,028	43,153	13,899	227	—	60,307
Intercompany	301,946	597	686,869	5,362	(994,774)	—
Total current liabilities	304,974	53,538	740,605	6,827	(994,774)	111,170

Long-term debt	—	198,958	4,119	—	—	203,077
Other long-term liabilities	—	7,352	13,574	133	—	21,059
Deferred income taxes	—	6,579	—	—	—	6,579
Total liabilities	304,974	266,427	758,298	6,960	(994,774)	341,885

Shareholders’ equity	324,153	657,637	9,042	608	(667,287)	324,153
Total liabilities and shareholders’ equity	$629,127	$924,064	$767,340	$7,568	$(1,662,061)	$666,038

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

June 30, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$71,117	$1,307	$1,952	$—	$74,376
Accounts receivable, net	—	11,937	431	304	—	12,672
Inventories	—	—	222,130	4,964	(40,829)	186,265
Prepaid expenses and other current assets	—	15,355	21,020	490	—	36,865
Intercompany receivables	—	712,981	209,471	—	(922,452)	0
Total current assets	—	811,390	454,359	7,710	(963,281)	310,178

Property, plant and equipment, net	—	13,186	331,581	5,665	—	350,432
Goodwill and other intangible assets	—	37,905	55,189	3,729	—	96,823
Other assets	—	3,604	929	7	—	4,540
Investment in affiliated companies	665,427	118,371	—	—	(783,798)	—
Total assets	$665,427	$984,456	$842,058	$17,111	$(1,747,079)	$761,973

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	—	—	41	—	—	41
Customer deposits	—	—	45,486	1,811	—	47,297
Accounts payable	—	9,785	15,936	723	—	26,444
Accrued expenses and other current liabilities	6,438	36,885	18,022	375	—	61,720
Intercompany payables	283,216	597	628,925	9,714	(922,452)	—
Total current liabilities	289,654	47,267	708,410	12,623	(922,452)	135,502
Long-term debt	—	198,837	4,151	—	—	202,988
Other long-term liabilities	—	7,819	12,380	184	—	20,383
Deferred income taxes	—	27,327	—	—	—	27,327
Total liabilities	289,654	281,250	724,941	12,807	(922,452)	386,200
Shareholders’ equity	375,773	703,206	117,117	4,304	(824,627)	375,773
Total liabilities and shareholders’ equity	$665,427	$984,456	$842,058	$17,111	$(1,747,079)	$761,973

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Three Months Ended March 31, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$88,573	$139,264	$3,993	$(91,609)	$140,221
Cost of sales	—	67,571	99,103	2,646	(95,149)	74,171
Gross profit	—	21,002	40,161	1,347	3,540	66,050

Selling, general and administrative expenses	41	12,611	70,020	2,360	—	85,032
Restructuring and impairment charge, (credit) net	—	—	55,725	—	—	55,725
Total operating expenses	41	12,611	125,745	2,360	—	140,757
Operating income (loss)	(41)	8,391	(85,584)	(1,013)	3,540	(74,707)

Interest and other miscellaneous income, net	(48,633)	(85,859)	5	5	135,288	806
Interest and other related financing costs	—	2,908	77	—	—	2,985
Income (loss) before income tax expense	(48,674)	(80,376)	(85,656)	(1,008)	138,828	(76,886)
Income tax expense	—	(28,212)	—	—	—	(28,212)

Net income (loss)	$(48,674)	$(52,164)	$(85,656)	$(1,008)	$138,828	$(48,674)

Three Months Ended March 31, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$157,138	$239,316	$6,800	$(167,353)	$235,901
Cost of sales	—	110,602	160,661	3,926	(164,475)	110,714
Gross profit	—	46,536	78,655	2,874	(2,878)	125,187

Selling, general and administrative expenses	42	12,893	89,316	3,363	—	105,614
Restructuring and impairment charge, (credit) net	—	—	3,993	—	—	3,993
Total operating expenses	42	12,893	93,309	3,363	—	109,607
Operating income (loss)	(42)	33,643	(14,654)	(489)	(2,878)	15,580

Interest and other miscellaneous income, net	8,888	(13,299)	8	44	5,734	1,375
Interest and other related financing costs	—	2,838	76	—	—	2,914
Income (loss) before income tax expense	8,846	17,506	(14,722)	(445)	2,856	14,041
Income tax expense	—	5,195	—	—	—	5,195

Net income (loss)	$8,846	$12,311	$(14,722)	$(445)	$2,856	$8,846

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Nine Months Ended March 31, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$319,295	$542,712	$16,054	$(342,441)	$535,620
Cost of sales	—	236,974	363,840	9,387	(354,373)	255,828
Gross profit	—	82,321	178,872	6,667	11,932	279,792

Selling, general and administrative expenses	124	37,546	232,400	8,010	—	278,080
Restructuring and impairment charge, net	—	—	54,121	—	—	54,121
Total operating expenses	124	37,546	286,521	8,010	—	332,201
Operating income (loss)	(124)	44,775	(107,649)	(1,343)	11,932	(52,409)

Interest and other miscellaneous income, net	(35,640)	(106,152)	13	9	144,789	3,019
Interest and other related financing costs	—	8,589	229	—	—	8,818
Income (loss) before income tax expense	(35,764)	(69,966)	(107,865)	(1,334)	156,721	(58,208)
Income tax expense	—	(22,444)	—	—	—	(22,444)

Net income (loss)	$(35,764)	$(47,522)	$(107,865)	$(1,334)	$156,721	$(35,764)

Nine Months Ended March 31, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$469,918	$742,072	$20,680	$(488,532)	$744,138
Cost of sales	—	330,924	491,147	10,641	(486,671)	346,041
Gross profit	—	138,994	250,925	10,039	(1,861)	398,097

Selling, general and administrative expenses	125	36,158	271,262	9,685	—	317,230
Restructuring and impairment charge, net	—	—	3,993	—	—	3,993
Total operating expenses	125	36,158	275,255	9,685	—	321,223
Operating income (loss)	(125)	102,836	(24,330)	354	(1,861)	76,874

Interest and other miscellaneous income, net	47,097	(17,668)	591	76	(23,618)	6,478
Interest and other related financing costs	—	8,564	229	—	—	8,793
Income (loss) before income tax expense	46,972	76,604	(23,968)	430	(25,479)	74,559
Income tax expense	—	27,587	—	—	—	27,587

Net income (loss)	$46,972	$49,017	$(23,968)	$430	$(25,479)	$46,972

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

Nine Months Ended March 31, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$20,718	$(21,503)	$14,724	$(146)	$—	$13,793

Cash flows from investing activities:
Capital expenditures	—	(1,257)	(19,106)	(103)	—	(20,466)
Acquisitions	—	—	(741)	—	—	(741)
Proceeds from the disposal of property, plant and equipment	—	19	6,264	—	—	6,283
Other	—	70	(217)	—	—	(147)
Net cash used in investing activities	—	(1,168)	(13,800)	(103)	—	(15,071)

Cash flows from financing activities:
Payments on long-term debt	—	—	(31)	—	—	(31)
Purchases and other retirements of company stock	—	—	—	—	—	—
Proceeds from issuance of common stock	2	—	—	—	—	2
Payment of deferred financing costs	—	(447)	—	—	—	(447)
Dividends paid	(20,720)	—	—	—	—	(20,720)
Net cash provided by (used in) financing activities	(20,718)	(447)	(31)	—	—	(21,196)

Effect of exchange rate changes on cash	—	—	—	(743)	—	(743)

Net increase (decrease) in cash and cash equivalents	—	(23,118)	893	(992)	—	(23,217)

Cash and cash equivalents – beginning of period	—	71,117	1,307	1,952	—	74,376

Cash and cash equivalents – end of period	$—	$47,999	$2,200	$960	$—	$51,159

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

Nine Months Ended March 31, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$94,269	$(67,614)	$39,951	$654	$—	$67,260

Cash flows from investing activities:
Capital expenditures	—	(3,895)	(42,381)	(21)	—	(46,297)
Acquisitions	—	—	(6,762)	—	—	(6,762)
Proceeds from the disposal of property, plant and equipment	—	—	6,936	—	—	6,936
Other	—	25	—	—	—	25
Net cash used in investing activities	—	(3,870)	(42,207)	(21)	—	(46,098)

Cash flows from financing activities:
Payments on long-term debt	—	—	(30)	—	—	(30)
Purchases and other retirements of company stock	(75,577)	—	—	—	—	(75,577)
Proceeds from issuance of common stock	472	—	—	—	—	472
Excess tax benefits from share-based payment arrangements	—	2,093	—	—	—	2,093
Dividends paid	(19,164)	—	—	—	—	(19,164)
Net cash provided by (used in) financing activities	(94,269)	2,093	(30)	—	—	(92,206)

Effect of exchange rate changes on cash	—	—	—	176	—	176

Net increase (decrease) in cash and cash equivalents	—	(69,391)	(2,286)	809	—	(70,868)

Cash and cash equivalents – beginning of period	—	142,253	4,953	673	—	147,879

Cash and cash equivalents – end of period	$—	$72,862	$2,667	$1,482	$—	$77,011

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

Results of Operations

Our Company has been severely impacted by the ongoing recession in the United States and abroad.  Continued weakness in the U.S. economy, high unemployment, volatile capital markets, depressed housing prices and tight consumer lending practices have driven consumer confidence down to, or near, historical lows and resulted in considerable negative pressure on spending by individual consumers, our primary customer base.  The Company is continuing to adjust our infrastructure to match our sales volumes as we work through these difficult times.

Management performed testing for the impairment of goodwill as of March 31, 2009 due to the acceleration of severe adverse changes in the business climate, as evidenced by the sudden and dramatic adverse changes in macroeconomic indicators like unemployment, capital market prices, housing prices and consumer lending practices, coupled with a decline in our net sales.  The fair value of goodwill was measured by first determining the fair value of the Wholesale and Retail segment, using both a market approach and an income approach, and then reconciling to the total market capitalization of the Company (“step 1”).  For the Retail segment, a separate estimation of the fair value of all identifiable assets and liabilities was required (“step 2”).  The estimated fair value determined from step 2 was greater than the value of the Retail segment determined in step 1.  Consequently all goodwill on the Retail segment was considered impaired and a non-cash charge of $48.4 million was recorded against income.

On January 6, 2009, the Company announced a plan to consolidate the operations of its Eldred, Pennsylvania upholstery manufacturing plant and several of its retail service centers. Business previously serviced by the

Eldred Pennsylvania facility has been transferred to the Company’s facilities in North Carolina and California, and the Company is expanding the production in those facilities.  Business currently served by the retail service centers is being transferred to other Company locations serving the same general market areas.  The Company expects pre-tax restructuring, impairment, and other related charges will total approximately $9 million, with approximately $4 million in employee severance and other payroll and benefit costs, $3 million in write down of long-lived assets, and $2 million in other associated costs, after which time we expect the actions to be complete.  By segment, we expect $6 million in costs for the wholesale segment and $3 million for the retail segment.  The majority of charges will be non-cash in nature representing an approximate after-tax impact of $5.7 million or $0.20 per diluted share.

On January 10, 2008, we announced a plan to consolidate the operations of certain company owned retail design centers and retail service centers. In connection with this initiative, we permanently ceased operations at eleven design centers and six retail service centers which, for the most part, were consolidated into other existing operations.  We also implemented our design team concept across the Retail division at the end of fiscal 2008.  These decisions resulted in a reduction in headcount of approximately 400 employees, with the reduction in headcount occurring mostly during the third and fourth quarters of fiscal 2008.  Additionally, other actions taken during fiscal 2008 were not included in the restructuring plan. Altogether, there were more than 500 fewer associates in our Retail business by the end of June 2008. In fiscal 2009, a $1.8 million restructuring and impairment net gain was recorded.  Of this amount, $4.2 million was a realized gain on the sale of property classified as held for sale and was partially offset by $2.4 million in lease termination costs and adjustments for expected charges on leased properties no longer being used.  Since the plan was announced, we have recorded pre-tax restructuring and impairment charges totaling $5.2 million, including $0.9 million in employee severance and other payroll and benefit costs, $5.6 million in lease termination and other exit costs, and a benefit of $1.4 million on long-lived assets.  The estimated present value of future lease payments with terms ranging from less than one to seven years, and one ground lease with 25 years remaining are included in the balance at March 31, 2009 and contain estimates that will likely require adjustment in the future.  In addition to the retail charges, $0.4 million was recorded in the first fiscal quarter of 2009 to update the fair value of a wholesale plant site held for sale.

Our revenues are comprised of (i) wholesale sales to independently owned and Company-owned retail design centers and (ii) retail sales of Company-owned design centers.  See Note 14 to our Consolidated Financial Statements for the three and nine months ended March 31, 2009 and 2008.

The components of consolidated revenue and operating income were as follows (in millions):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenue:
Wholesale segment	$88.1	$156.3	$318.2	$468.5
Retail segment	103.3	172.8	406.4	548.1
Elimination of inter-company sales	(51.2)	(93.1)	(189.0)	(272.5)
Consolidated revenue	$140.2	$235.9	$535.6	$744.1

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Operating income (loss):
Wholesale segment (1)(2)	$(6.1)	$26.7	$14.4	$79.8
Retail segment (3)(4)	(71.9)	(8.6)	(78.2)	(1.3)
Adjustment of inter-company profit (5)	3.3	(2.6)	11.4	(1.7)
Consolidated operating income (loss)	$(74.7)	$15.6	$(52.4)	$76.9

(1)	Operating income (loss) for the wholesale segment for 2009 includes a pre-tax restructuring and impairment charge of $5.5 million for the three months ended March 31, 2009.
(2)	Operating income (loss) for the wholesale segment for 2009 includes a pre-tax restructuring and impairment charge of $5.9 million for the nine months ended March 31, 2009.
(3)

Operating income (loss) for the retail segment for 2009 includes a goodwill impairment charge of $48.4 million and a pre-tax restructuring and impairment charge of $1.9 million for the three months ended March 31, 2009.

(4)

Operating income (loss) for the retail segment for 2009 includes a goodwill impairment charge of $48.4 million and a pre-tax restructuring and impairment credit of $0.2 million for the nine months ended March 31, 2009.

(5)	Represents the change in the inventory profit elimination necessary to adjust for the wholesale profit contained in Ethan Allen-owned design center inventory existing at the end of the period.

Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008

Consolidated revenue for the three months ended March 31, 2009 decreased 40.6% to $140.2 million, from $235.9 million for the three months ended March 31, 2008.  During the quarter, sales were negatively affected by a number of factors including, but not limited to, the continued weakness in the U.S. economy, high unemployment, volatile capital markets, depressed housing prices and tight consumer lending practices. Although the granting of new credit through our third party consumer credit program saw a return to stability, default rates continue to rise.  We believe the factors cited above have caused consumer confidence levels to drop to, or near, historic lows.  We believe these factors were partially offset by (i) our ongoing efforts to reposition the retail network, (ii) new product introductions, (iii) improved use of technology including our state-of-the-art website coupled with personal service from our design professionals and (iv) the continued use of national television and shelter magazines as advertising medium. Net sales for the period largely reflect the delivery of product associated with booked orders and backlog existing as of the end of the preceding quarter.  The Company’s sales decrease is primarily the result of lower volume, not lower prices.

Wholesale revenue for the third quarter of fiscal 2009 decreased 43.6% to $88.1 million from $156.3 million in the prior year comparable period.  The quarter-over-quarter decrease was primarily attributable to a decline in the incoming order rate due to a continued soft retail environment for home furnishings noted throughout the current period.  In addition, there were 8 fewer independent retail design centers at March 31, 2009, which decreased to 131 from 139, including seven locations transferred in to the company’s Retail division during the year.   There were the same number of shipping days in the quarter both this year and last year.

Retail revenue from Ethan Allen-owned design centers for the three months ended March 31, 2009 decreased 40.2% to $103.3 million from $172.8 million for the three months ended March 31, 2008.  We believe the decrease in retail sales by Ethan Allen-owned design centers is due to the same soft market conditions experienced by the wholesale segment, as evidenced by a 41.8% decrease in comparable store sales. Partially offsetting this was a net $5.2 million decrease in new/closed store sales, and a net increase in the number of Ethan Allen-owned design centers to 159 as of March 31, 2009 as compared to 153 as of March 31, 2008.  During that twelve month period, we acquired seven design centers from independent retailers and opened eleven design centers (four of which were relocations where the original site was also closed), and closed eight design centers.

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

Quarter-over-quarter, written business of Ethan Allen-owned design centers decreased 38.5% while comparable design centers written business decreased 40.4%.  Over that same period, wholesale orders decreased 42.6%.  Both retail and wholesale written business reflect the softer retail environment for home furnishings noted throughout the period as a result of continued weakness in the U.S. economy, high unemployment, volatile capital markets, depressed housing prices and tight consumer lending practices, and general uncertainty about the economy in the U.S. and abroad.

We have made considerable investment within the retail network to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of the retail design center personnel.  The implementation of the “team” concept has resulted in the development of over 280 interior design teams.  We believe that this team structure will help us continue to improve the customer service experience.  We also believe that over time, we will benefit from (i) our repositioning of the retail network, (ii) regular new product introductions, (iii) improved use of technology including our state-of-the-art website coupled with personal service from our design professionals, and (iv) the continued use of national television and shelter magazines as advertising media.

Gross profit decreased during the quarter to $66.1 million from $125.2 million in the prior year comparable quarter.  The 47.2%, decrease in gross profit was primarily attributable to (i) the reduction in net sales of 40.6%, with an overall decrease in shipments in both market segments, (ii) lower margin percentages within the wholesale segment due to under absorbing of plant overhead costs on the lower production volume, as well as disruptions and costs due to restructuring activities, and (iii) slightly lower margins within the retail segment, due to sales of discontinued product and floor samples to make room for the new American Artisan product introduction, and design center consolidations and repositioning.  These factors were partially offset by a favorable shift in sales mix with retail sales representing a higher proportionate share of total sales in the current quarter (74%) compared to the prior year period (73%). Consolidated gross margin decreased to 47.1% from 53.1% in the prior year as a result, primarily, of the factors set forth above.

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the three months ended March 31, 2009 and 2008:

Operating expenses increased 28.4% to $140.8 million, and increased to 100.4% of sales, in the current quarter from $109.6 million, or 46.5% of sales, in the prior year quarter.  Selling expenses were down in absolute terms due to lower sales volume.  Salary related costs decreased due to the reduced number of employees and other cost cutting efforts taken by the Company that impacted bonus and benefits.  Advertising expenses were down $4.7 million.

Consolidated operating income (loss) for the three month period ended March 31, 2009 was a loss of $74.7 million, or 53.3% of sales, as compared to income of $15.6 million, or 6.6% of sales, for the three months ended March 31, 2008.  This decrease of $90.3 million is due to a decrease in gross profit mostly due to reduced sales, partly offset by a decrease in period over period operating expenses, both of which were discussed previously.

Wholesale operating income (loss) for the three months ended March 31, 2009 totaled a loss of $6.1 million, or 6.9% of sales, as compared to income of $26.7 million, or 17.1% of sales, in the prior year comparable quarter. The decrease of $32.7 million was primarily attributable to a decrease in sales volume, and higher unabsorbed costs in our manufacturing plants due to lower production volumes.

Retail operating income (loss) decreased $63.4 million to a loss of $71.9 million, or -69.6% of sales, for the third quarter of fiscal 2009 from a loss of $8.5 million, or -4.9% of sales, for the third quarter of fiscal 2008.  The decrease in retail operating income generated by Ethan Allen-owned design centers was primarily due to reduced sales attributed to the weak retail environment for home furnishings.

Interest and other miscellaneous income, net decreased $0.6 million from the prior year comparable quarter.  The decrease was due, primarily to a decrease in investment income resulting from lower cash and cash equivalent balances and lower rates of interest during the current period.

Interest and other related financing costs amounted to just under $3.0 million in both the current and prior year periods.  This amount consists, primarily, of interest expense incurred in connection with our issuance of senior unsecured debt in September 2005.

Income tax expense for the three months ended March 31, 2009 totaled a benefit of $28.2 million as compared to an expense of $5.2 million for the three months ended March 31, 2008.  Our effective tax rate for the current quarter was 36.7% compared to 37.0% in the prior year quarter.

Net income (loss) for the three months ended March 31, 2009, was a loss of $48.7 million as compared to net income of $8.8 million in the prior year comparable period.  There was a net loss per diluted share of $1.69 in the current quarter and net income per diluted share of $0.30 in the prior year quarter.

Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008

Consolidated revenue for the nine months ended March 31, 2009 decreased by 28.0%, to $535.6 million, from $744.1 million for the nine months ended March 31, 2008.  During the period, sales were negatively affected by a weak retail environment for home furnishings which we believe is due to a number of factors including but not limited to continued weakness in the U.S. economy, high unemployment, volatile capital markets, depressed housing prices and tight consumer lending practices.  Net sales for the period largely reflect the delivery of product associated with booked orders and backlog existing as of the end of the preceding quarter.  The Company’s sales decrease is primarily the result of lower volume, not lower prices.

Wholesale revenue for the first nine months of fiscal 2009 decreased 32.1%, to $318.2 million from $468.5 million in the prior year comparable period.  The period-over-period decrease was primarily attributable to a decline in the incoming order rate due to a continued soft retail environment for home furnishings noted throughout the current period.  In addition, there were 8 fewer independent retail design centers, which decreased to 131 from 139, including seven locations transferred in to the company’s Retail division during the year.  There was one more shipping day during the current nine month period.

Retail revenue from Ethan Allen-owned design centers for the nine months ended March 31, 2009 decreased by 25.9%, to $406.4 million from $548.1 million for the nine months ended March 31, 2008.  We believe the decrease in retail sales by Ethan Allen-owned design centers is due to the same soft market conditions experienced by the wholesale segment, as evidenced by a 28.9% decrease in comparable store sales. Partially offsetting this was a net $0.1 million decrease in new/closed store sales, and a net increase in the number of Ethan Allen-owned design centers to 159 as of March 31, 2009 as compared to 153 as of March 31, 2008.  During that twelve month period, we acquired seven design centers from independent retailers and opened eleven design centers (four of which were relocations), and closed eight design centers.

Period-over-period, written business of Ethan Allen-owned design centers decreased 30.8% while comparable design centers written business decreased 33.6%.  Over that same period, wholesale orders decreased 33.8%.  Both retail and wholesale written business reflects the softer retail environment for home furnishings noted throughout the period and discussed in the analysis of the quarter results.

Gross profit decreased during the nine months to $279.8 million from $398.1 million in the prior year comparable period.  The 29.7%, decrease in gross profit was primarily attributable to the reduction in net sales of 28.0%, with an overall decrease in shipments in both market segments, and lower margin percentages within the wholesale segment due to under absorbing of plant overhead costs on the lower production volume.  These factors were partially offset by (i) an improved margin percentage in our retail segment and (ii) a favorable shift in sales mix with retail sales representing a higher proportionate share of total sales in the current nine months (76%) compared to the prior year period (74%) and from lower elimination of profit in consolidations due primarily to lower Retail inventory.

Consolidated gross margin decreased to 52.2% for the first nine months of fiscal 2009 from 53.5% in the prior year period as a result, primarily, of the factors set forth above.

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the nine months ended March 31, 2009 and 2008:

Operating expenses increased $11.0 million, or 3.4%, to $332.2 million, and increased to 62.0% of sales, in the current period from $321.2 million, or 43.2% of sales, in the prior nine month period.  Decreases in salary related costs were experienced due to the reduced number of employees and other cost cutting efforts taken by the Company that impacted bonuses and benefits.  Advertising expenses were down $9.2 million while enhancing our national TV and shelter magazine presence.  These reductions were partly offset by an incremental charge of $7.0 million due to the implementation of the team concept in the retail division whereby design associates are paid a base salary with an opportunity to earn a bonus.  This caused a temporary overlap of expenses which is now concluded.

Consolidated operating income (loss) for the nine month period ended March 31, 2009 totaled a loss of $52.4 million, or 9.8% of sales, as compared to income of $76.9 million, or 10.3% of sales, for the nine months ended March 31, 2008.  This decrease of $129.3 million is due to a decrease in gross profit mostly due to reduced sales, partly offset by a decrease in period over period operating expenses, both of which were discussed previously.

Wholesale operating income (loss) for the nine months ended March 31, 2009 totaled $14.4 million, or 4.5% of sales, as compared to $79.8 million, or 17.0% of sales, in the prior year comparable period. The decrease of $65.4 million was primarily attributable to a decrease in sales volume and higher unabsorbed costs in our manufacturing plants due to lower production volumes.

Retail operating income (loss) increased $76.9 million to a loss of $78.2 million, or -19.2% of sales, for the first nine months of fiscal 2009 from a loss of $1.3 million, or -0.2% of sales, for the same period of fiscal 2008.  The decrease in retail operating income generated by Ethan Allen-owned design centers was primarily due to reduced sales attributed to the weak retail environment for home furnishings.

Interest and other miscellaneous income, net decreased $3.5 million from the prior year comparable quarter.  The decrease was due, primarily to a decrease in investment income resulting from lower cash and cash equivalent balances and lower rates of interest during the current period, and by gains recorded in connection with the sale of selected real estate assets in the prior year.

Interest and other related financing costs amounted to approximately $8.8 million in both the current and prior year periods.  This amount consists primarily of interest expense incurred in connection with our issuance of senior unsecured debt in September 2005.

Income tax expense for the nine months ended March 31, 2009 totaled a benefit of $22.4 million as compared to expense of $27.6 million for the nine months ended March 31, 2008.  Our effective tax rate for the current period was 38.6% compared to 37.0% in the prior year period.  The current effective tax rate is higher due primarily to the impact of the deduction for domestic production activities.

Net income (loss) for the nine months ended March 31, 2009, was a loss of $35.8 million as compared to income of $47.0 million in the prior year comparable period.  Net income (loss) per diluted share totaled ($1.24) in the current period and $1.58 in the prior year.

Liquidity and Capital Resources

At March 31, 2009, we held cash and cash equivalents of $51.2 million.  Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, and borrowings.

Global capital markets continue to be disrupted and volatile.  The cost and availability of funding has been and may continue to be adversely affected by illiquid credit markets.  Some lenders have reduced or, in some cases, ceased to provide funding to borrowers.  However, our lenders have not indicated to us that they would not continue to provide funding to us or not honor or be able to fully perform their obligations under the credit facility.  Our access to the credit facility could also be negatively affected if operating results fall below prescribed levels.  Continued turbulence in the financial markets could also adversely affect the cost and availability of financing to us in the future.

The Company terminated its $100 million cash flow based revolving credit facility effective May 4, 2009.  Although we have no plans to use any revolving credit facility in the near term, we are in negotiations to establish an asset based revolving credit facility of up to $60 million.  At March 31, 2009, we had $12.5 million in trade and standby letters of credit outstanding under the revolving credit facility. These letters of credit continue to be supported by a separate facility with JP Morgan.  We believe that we will continue to have adequate liquidity to meet our current needs.

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

A summary of net cash provided by (used in) operating, investing, and financing activities for the nine month periods ended March 31, 2009 and 2008 is provided below (in millions):

	Nine Months Ended March 31,
	2009	2008
Operating Activities
Net income plus depreciation and amortization	$(16.5)	$65.0
Working capital	(2.1)	(8.1)
Excess tax benefits from share-based payment arrangements	—	(2.1)
Other (non-cash items, long-term assets and liabilities)	32.4	12.5
Total provided by operating activities	$13.8	$67.3

Investing Activities
Capital expenditures	$(20.5)	$(46.3)
Acquisitions	(0.7)	(6.7)
Asset sales	6.3	6.9
Other	(0.2)	(0.0)
Total provided by (used in) investing activities	$(15.1)	$(46.1)

Financing Activities
Issuances of common stock	—	0.5
Purchases of company stock	—	(75.6)
Payment of dividends	(20.7)	(19.2)
Payment of deferred financing costs	0.5	—
Excess tax benefits from share-based payment arrangements	—	2.1
Total provided by (used in) financing activities	$(21.2)	$(92.2)

Operating Activities

As compared to the same period in fiscal year 2008, cash provided by operating activities decreased $53.5 million, primarily due to an $82.7 million decrease in net income, and a lower year to date benefit from changes in working capital (accounts receivable, inventories, prepaid and other current assets, customer deposits, payables, and accrued expenses and other current liabilities) largely arising from a decrease in customer deposits liability.  During the quarter we extended our trade receivable terms with our independent dealers by 15 days.

Investing Activities

As compared to the same period in fiscal year 2008, cash used in investing activities decreased $31.1 million during the nine months ended March 31, 2009 due, primarily, to a reduction in cash utilized to fund capital expenditures and acquisitions.  We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities

As compared to the same period in fiscal year 2008, cash used in financing activities decreased $71.0 million during the nine months ended March 31, 2009, primarily as a result of a decrease in payments for the acquisition of treasury stock.  The Company has continuously paid dividends every quarter since 1996.  On November 12, 2008, the Board declared a dividend of $0.25 per common share, payable on January 23, 2009, to shareholders of record as of January 9, 2009.  However, in an effort to maintain prudent levels of cash in the current difficult economic conditions, and in light of our recent decline in revenues, our Board of Directors has recently reduced our dividend payments.  On January 29, 2009, the Board declared a quarterly cash dividend of $0.10 per share, payable to shareholders of record as of April 14, 2009 and payable on April 28, 2009. On April 21, 2009, the Board declared a dividend of $0.05 per common share, payable on July 24, 2009 to shareholders of record on July 10, 2009.  If adverse economic conditions continue, the Company may further reduce our quarterly dividends.

As of March 31, 2009, our outstanding debt totaled $203.1 million, the current and long-term portions of which amounted to less than $0.1 million and $203.1 million, respectively.  The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are: less than $0.1 million in each of fiscal 2009 and 2010, $3.9 million in fiscal 2011 and less than $0.1 million in fiscal 2012.  The balance of our long-term debt ($199.1 million) matures in fiscal years 2013 and thereafter.

There has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended June 30, 2008 as filed with the Securities and Exchange Commission on August 22, 2008.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements.  As of March 31, 2009, we had working capital of $158.0 million and a current ratio of 2.4 to 1.

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

During the nine months ended March 31, 2009 and 2008, we repurchased and/or retired the following shares of our common stock:

	Nine Months Ended March 31
	2009	2008(1)(2)
Common shares repurchased	—	2,259,631
Cost to repurchase common shares	—	$69,745,024
Average price per share	—	$30.87

(1)	Repurchase activity for the nine months ended March 31, 2008 excludes $3,436,230 in common stock repurchases with a June 2007 trade date and a July 2007 settlement date.
(2)

During August 2007, we also retired 661,688 shares of common stock tendered upon the exercise of outstanding employee stock options (592,861 to cover share exercise and 68,827 to cover related employee tax withholding liabilities). The total value of such shares on the date redeemed was $23,033,359, representing an average price per share of $34.81.

For each of the periods presented above, we funded our purchases of treasury stock with existing cash on hand and cash generated through current period operations.  On November 13, 2007, the Board of Directors increased the then remaining share repurchase authorization to 2,000,000 shares.  As of March 31, 2009, we had a remaining Board authorization to repurchase 1,567,669 shares.

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

Retailer-Related Guarantees

Independent Retailer Credit Facility

On April 9, 2009, we have obligated ourselves, on behalf of one of our independent retailers, with respect to a $0.9 million credit facility (the “Credit Facility”) comprised of a $0.6 million revolving line of credit and a $0.3 million term loan. This obligation requires us, in the event of the retailer’s default under the Credit Facility, to repurchase the retailer’s inventory, applying such purchase price to the retailer’s outstanding indebtedness under the Credit Facility. Our obligation remains in effect for the life of the term loan.  The agreement expires in April 2011. The maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is limited to the amount outstanding under the Credit Facility at the time of default (subject to pre-determined lending limits based on the value of the underlying inventory) and, as such, is not an estimate of future cash flows.  No specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this obligation, except to the extent that we maintain the right to take title to the repurchased inventory. We anticipate that the repurchased inventory could subsequently be sold through our retail design center network.

As of March 31, 2009, the amount outstanding under the Credit Facility totaled approximately $0.9 million, of which $0.6 million was outstanding under the revolving credit line and $0.3 million under the term loan.  Based on the underlying creditworthiness of the respective retailer, we believe this obligation will expire without requiring funding by us. However, in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, a liability has been established to reflect our non-contingent obligation under this arrangement as a result of modifications made to the Credit Facility subsequent to January 1, 2003.  As of March 31, 2009, the carrying amount of such liability is less than $50,000.

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

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry.  All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation.  In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of March 31 2009, our product warranty liability totaled $1.2 million.

Business Outlook

The United States economy is in a recession which has spread to Europe, Asia and elsewhere.  The current overall weakness in the U.S. economy continues to adversely affected our business and we cannot predict, with any degree of certainty when these difficult economic conditions will begin to improve.

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

The home furnishings industry remains extremely competitive with respect to both the sourcing of products and the retail sale of those products. Domestic manufacturers continue to face pricing pressures as a result of the manufacturing capabilities developed during recent years in other countries, specifically within Asia. In response to these pressures, a large number of U.S. furniture manufacturers and retailers, including the Company, have increased their overseas sourcing activities in an attempt to maintain a competitive advantage and retain market share. At the present time, we domestically manufacture and/or assemble approximately 65% of our products. We continue to believe that a balanced approach to product sourcing, which includes the domestic manufacture of certain product offerings coupled with the import of other selected products, provides the greatest degree of flexibility and is the most effective approach to ensuring that acceptable levels of quality, service and value are attained.

We believe that our existing business model which includes: (i) an established brand; (ii) a comprehensive complement of home decorating solutions and complimentary interior design services and (iii) a vertically-integrated operating structure will position us well to take advantage of improved economic conditions when they occur.

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

Our business and results of operations are affected by international, national and regional economic conditions.  The United States and other international economies have entered a recession and concerns over the duration or depth appear to be increasing. Our primary customer base, direct or indirect, is composed of individual consumers.  Continued weakness in the U.S. economy, high unemployment, volatile capital markets, depressed housing prices and tight consumer lending practices have resulted in considerable negative pressure on consumer spending.  We believe these events have impacted consumers in our markets in ways that have negatively affected our business.  In the event the current economic downturn continues, or worsens, our current and potential customers may be inclined to further delay their purchases.  In addition, further tightening of credit markets may restrict our customers ability and willingness to make purchases.

Access to consumer credit could be interrupted and reduce sales and profitability.

Our ability to continue to access consumer credit for our clients could be negatively affected by conditions outside our control. Given the current turmoil in capital markets, there is a risk that though we have agreements that do not expire until July 2012, our business partner may not be able to fulfill their obligations under that agreement.

Additional impairment charges could reduce our profitability.

We have significant long-lived tangible and intangible assets recorded on our balance sheets.  If our operating results continue to decline, we may incur additional impairment charges in the future, which could have a material impact on our financial results.  Although any such impairment charge would be a non-cash expense, it could materially increase our expenses and reduce our profitability in the period recorded. We will continue to evaluate the recoverability of the carrying amount of our long-lived tangible and intangible assets on an ongoing basis.  There can be no assurance that the outcome of such future reviews will not result in substantial impairment charges.  Impairment assessment inherently involves judgments as to assumptions about expected future cash flows and the impact of market conditions on those assumptions.  Future events and changing market conditions may impact our assumptions as to prices, costs or other factors that may result in changes in our estimates of future cash flows.  Although we believe the assumptions we use in testing for impairment are reasonable, significant changes in any of our assumptions could produce a significantly different result.

Failure to establish a revolving credit facility could significantly reduce our financial flexibility.

The Company terminated its $100 million cash flow based revolving credit facility effective May 4, 2009, and we are in negotiations to establish an asset based revolving credit facility of up to $60 million.  At March 31, 2009, we had $12.5 million in trade and standby letters of credit outstanding under the revolving credit facility. These letters of credit continue to be supported by a separate facility with JP Morgan.  If the Company were unable to establish a new revolving credit facility, we might need to find a different source to fund our trade and standby letters of credit, and our financial flexibility would be significantly reduced.

Continued operating losses could reduce our liquidity and impact our dividend policy.

Historically, we have relied on our cash from operations to fund our operations and the payment of cash dividends.  If the Company continues to experience operating losses we may not be able to fund a shortfall from operations and would require external funding.  Due to recent changes in the capital markets, some financing instruments used by the Company in the past are currently not available to the Company. We cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company’s capital requirements exceed cash available from operations and existing cash and cash equivalents.  In such circumstances the Company may further reduce its quarterly dividends.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer (“CEO”) and the Vice President-Finance (“VPF”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and VPF, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and results of operations are affected by international, national and regional economic conditions.  The United States and other international economies have entered a recession and concerns over the duration or depth appear to be increasing. Our primary customer base, direct or indirect, is composed of individual consumers.  Continued weakness in the U.S. economy, high unemployment, volatile capital markets, depressed housing prices and tight consumer lending practices have resulted in considerable negative pressure on consumer spending.  We believe these events have impacted consumers in our markets in ways that have negatively affected our business.  In the event the current economic downturn continues, or worsens, our current and potential customers may be inclined to further delay their purchases.  In addition, further tightening of credit markets may restrict our customers ability and willingness to make purchases.

Access to consumer credit could be interrupted and reduce sales and profitability.

Our ability to continue to access consumer credit for our clients could be negatively affected by conditions outside our control. Given the current turmoil in capital markets, there is a risk that though we have agreements that do not expire until July 2012, our business partner may not be able to fulfill their obligations under that agreement.

Additional impairment charges could reduce our profitability.

We have significant long-lived tangible and intangible assets recorded on our balance sheets.  If our operating results continue to decline, we may incur additional impairment charges in the future, which could have a material impact on our financial results.  Although any such impairment charge would be a non-cash expense, it could materially increase our expenses and reduce our profitability in the period recorded. We will continue to evaluate the recoverability of the carrying amount of our long-lived tangible and intangible assets on an ongoing basis.  There can be no assurance that the outcome of such future reviews will not result in substantial impairment charges.  Impairment assessment inherently involves judgments as to assumptions about expected future cash flows and the impact of market conditions on those assumptions.  Future events and changing market conditions may impact our assumptions as to prices, costs or other factors that may result in changes in our estimates of future cash flows.  Although we believe the assumptions we use in testing for impairment are reasonable, significant changes in any of our assumptions could produce a significantly different result.

Failure to establish a revolving credit facility could significantly reduce our financial flexibility.

The Company terminated its $100 million cash flow based revolving credit facility effective May 4, 2009, and we are in negotiations to establish an asset based revolving credit facility of up to $60 million.  At March 31, 2009, we had $12.5 million in trade and standby letters of credit outstanding under the revolving credit facility. These letters of credit continue to be supported by a separate facility with JP Morgan.  If the Company were unable to establish a new revolving credit facility, we might need to find a different source to fund our trade and standby letters of credit, and our financial flexibility would be significantly reduced.

Continued operating losses could reduce our liquidity and impact our dividend policy.

Historically, we have relied on our cash from operations to fund our operations and the payment of cash dividends.  If the Company continues to experience operating losses we may not be able to fund a shortfall from operations and would require external funding.  Due to recent changes in the capital markets, some financing instruments used by the Company in the past are currently not available to the Company. We cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company’s capital requirements exceed cash available from operations and existing cash and cash equivalents.  In such circumstances the Company may further reduce its quarterly dividends.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There have been no purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2009.  The maximum number of shares that may yet be purchased under the plans or program is 1,567,669 shares.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

DATE: May 11, 2009	BY:	/s/ M. Farooq Kathwari
Farooq Kathwari
Chairman, President and Chief Executive Officer (Principal Executive Officer)

DATE: May 11, 2009	BY:	/s/ David R. Callen
David R. Callen
Vice President, Finance & Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer