Form 10-K
period 2009-06-30
ETHAN ALLEN INTERIORS INC
filed 2009-08-24
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009 OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the Registrant’s common stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on December 31, 2008, (the last day of the Registrant’s most recently completed second fiscal quarter) was approximately $413,411,234.  As of July 31, 2009, there were 28,916,929 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  The Registrant’s definitive Proxy Statement for the 2009 Annual Meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, is incorporated by reference into Part III hereof.

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

The wholesale segment is principally involved in the development of the Ethan Allen brand, which encompasses the design, manufacture, domestic and off-shore sourcing, sale and distribution of a full range of home furnishings and accessories to a network of independently operated and Ethan Allen operated design centers as well as related marketing and brand awareness efforts.  Wholesale revenue is generated upon the wholesale sale and shipment of our product to all retail design centers, including those operated by Ethan Allen.  Wholesale profitability includes (i) the wholesale gross margin, which represents the difference between the wholesale sales price and the cost associated with manufacturing and/or sourcing the related product, and (ii) other operating costs associated with wholesale segment activities.

The retail segment sells home furnishings and accessories to consumers through a network of Company-operated design centers.  Retail revenue is generated upon the retail sale and delivery of our product to our customers.  Retail profitability includes (i) the retail gross margin, which represents the difference between the retail sales price and the cost of goods purchased from the wholesale segment, and (ii) other operating costs associated with retail segment activities.

While the manner in which our home furnishings and accessories are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different.  Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other).  Sales of case good items include, but are not limited to, beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture, and wood accents.  Sales of upholstery home furnishing items include sleepers, recliners, chairs, sofas, loveseats, cut fabrics and leather.  Skilled craftsmen cut, sew and upholster custom-designed upholstery items which are available in a variety of frame and fabric options.  Home accessory and other items include window treatments, wall decor, lighting, clocks, bedding and bedspreads, decorative accessories, area rugs, and home and garden furnishings.

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

In fiscal 2009, wholesale sales to independent retailers and retail sales of Company-operated design centers accounted for approximately 25% and 75%, respectively, of our c consolidated net sales.

Wholesale Segment Overview:

Wholesale net sales for each of the last three fiscal years are summarized below (in millions):

	Fiscal Year Ended June 30,
	2009	2008	2007
Wholesale net sales	$403.4	$616.2	$656.0

Wholesale net sales for each of the last three fiscal years, allocated by product line, were as follows:

	Fiscal Year Ended June 30,
	2009	2008	2007
Case Goods	41%	43%	44%
Upholstered Products	41	40	38
Home Accessories and Other	18	17	18
	100%	100%	100%

During fiscal 2009, we operated as many as ten manufacturing facilities, including four case good plants (two of which include separate sawmill operations), four upholstery plants and one home accessory plant, located within the United States and one cut and sew operation in Mexico.  As announced during the fiscal year, we are consolidating two upholstery plants into existing operations and one case goods plant including its sawmill operation.  By the end of our first fiscal quarter of 2010, we plan to operate three case goods plants (including one sawmill), three upholstery plants (two upholstery plants on our Maiden, North Carolina campus and one cut and sew plant in Mexico) and one home accessory plant. We also source selected case good, upholstery, and home accessory items from third-party suppliers located both domestically and outside the United States.

As of June 30, 2009, we maintained a wholesale backlog of $20.6 million (as compared to $33.0 million as of June 30, 2008) which is anticipated to be serviced in the first quarter of fiscal 2010.  Backlog at a point in time is a result, primarily, of net orders booked in prior periods, manufacturing schedules, timing associated with the receipt of sourced product, and the timing and volume of wholesale shipments. Because orders may be rescheduled and/or canceled, the measure of backlog at a point in time may not necessarily be indicative of future sales performance.

For the twelve months ended June 30, 2009, net orders booked at the wholesale level, which includes orders generated by independently operated and Company-operated design centers, totaled $398.5 million as compared to $617.1 million for the twelve months ended June 30, 2008.  In any given period, net orders booked may be impacted by the timing of floor sample orders received in connection with new product introductions.  New product offerings may be made available to the retail network at any time during the year, including in connection with our periodic retailer conferences.

Retail Segment Overview:

Retail net sales for each of the last three fiscal years are summarized below (in millions):

	Fiscal Year Ended June 30,
	2009	2008	2007
Retail net sales	$508.6	$724.6	$698.6

We sell our products through a dedicated network of 293 retail design centers.  As of June 30, 2009, we operated 159 design centers and independent retailers operated 134 design centers (as compared to 159 and 136, respectively, at the end of the prior fiscal year). The ten largest independent retailers own a total of 62 design centers, which, based on net orders booked, accounted for approximately 11% of total net sales in fiscal 2009.

During fiscal 2009 we acquired four design centers from independent retailers, opened six new design centers (of which three were relocations), and closed seven design centers.  In addition, during the past year, independent retailers opened fourteen new design centers (of which three were relocations), and closed nine design centers.  In the past five years, we and our independent retailers have, on a combined basis, opened 107 new design centers (of which 44 were relocations), and closed 81.  The geographic distribution of all retail design center locations is included under Item 2 of Part I of this Annual Report.

We pursue further expansion of the Company-operated retail business by opening new design centers, relocating existing design centers and, when appropriate, acquiring design centers from independent retailers. In addition, we continue to promote the growth and expansion of our independent retailers through ongoing support in the areas of market analysis, site selection, and business development. All retailers are required to enter into license agreements with us which (i) authorize the use of certain Ethan Allen service marks and (ii) require adherence to certain standards of operation, including a requirement to fulfill related warranty service agreements.  We are not subject to any territorial or exclusive retailer agreements in North America.

Products

Our strategy has been to position Ethan Allen as a preferred brand with superior quality and value while, at the same time, providing consumers with a comprehensive, one-stop shopping solution for their home furnishing needs.  In carrying out our strategy, we continue to expand our reach to a broader consumer base through a diverse selection of attractively priced products, many of which have been designed to complement one another, reflecting the recent trend toward more eclectic home decorating.  Recent product introductions, as well as increased styles and fabric selections within our custom upholstery line, new finishes for, and redesigns of, previous product introductions, and expanded product offerings to accommodate today’s home decorating trends, are serving to redefine Ethan Allen, positioning us as a leader in style.

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

All of our case goods, upholstered products, and home accessories are styled with distinct design characteristics. Home accessories play an important role in our marketing strategy as they enable us to offer the consumer the convenience of one-stop shopping by creating a comprehensive home furnishing solution. The interior of our design centers is designed to facilitate display of our product offerings in complete room settings in order to project the category lifestyle.

We continuously monitor changes in home design trends through attendance at international industry events and fashion shows, internal market research, and regular communication with our retailers and design center design consultants who provide valuable input on consumer tendencies.  Observations and input gathered as a result of our efforts enable us to incorporate appropriate style details into our products thereby allowing us, we believe, to react quickly to changing consumer tastes. For example, since 2005, approximately 70% of our current complement of product offerings is new.  Much of the balance has been refined and enhanced through product redesign, additions, deletions, and/or finish changes. Such undertakings are indicative of our ability to adapt to the current consumer trend toward more casual and eclectic lifestyles while, at the same time, maintaining a classic appeal.

In fiscal 2005, we also introduced an innovative pricing program, eliminating periodic sale events in lieu of a nation-wide uniform everyday best price on all of our product offerings.  We believe that this approach demonstrates our commitment to differentiating ourselves through strategies focused on customer credibility and excellence in service. In addition, everyday best pricing provided us the opportunity to critically examine all facets of our business, making substantive changes, where necessary, in order to more effectively carry out our solutions-based approach to home decorating.  In response to the recession, in the latter part of fiscal 2009 the Company offered special savings mostly on select initiatives including new product introductions.

Product Sourcing Activities

We are one of the largest manufacturers of home furnishings in the United States, manufacturing and/or assembling approximately 65% of our products within six manufacturing facilities, one of which includes separate sawmill operations. Our facilities are located in the Northeast and Southeast regions of the United States and in Mexico where they are close to sources of raw materials and skilled craftsmen.  The balance of our production is outsourced according to our own internally-developed design specifications, through third-party suppliers, most of which are located outside the United States. These suppliers, primarily in Asia, have been carefully selected and generally have supplied us for many years.  We believe that continued investment in our manufacturing facilities, combined with an appropriate level of outsourcing through both foreign and domestic suppliers, will accommodate future sales growth and allow us to maintain an appropriate degree of control over cost, quality and service to our customers.

We also take pride in our “green” initiatives which include the use of responsibly harvested Appalachian woods, water based finishes, organic textiles and recycled materials.

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

Fabrics and other raw materials are purchased both domestically and outside the United States.  We have no significant long-term supply contracts, and have sufficient alternate sources of supply to prevent disruption in supplying our operations.  We maintain a number of sources for our raw materials which, we believe, contributes to our ability to obtain competitive pricing.  Lumber prices fluctuate over time based on factors such as weather and demand, which, in turn, impact availability.  Higher material prices could have an adverse effect on margins.

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

Distribution and Logistics

Within the wholesale segment, we warehouse and distribute our products primarily through a national network of four primary distribution centers (three of which are owned) strategically located throughout the United States. These distribution centers hold finished product received from our manufacturing facilities and our third-party suppliers, for shipment to retail design centers and retail service centers.  From time to time, we may also rent temporary warehouse space and/or utilize third-party logistics service providers to accommodate our additional storage needs.  We stock selected case goods, upholstery and accessories to provide for quick delivery of in-stock items and to allow for more efficient production runs.

Wholesale shipments are made utilizing our own fleet of trucks and trailers or through subcontracting agreements with independent carriers.  Approximately 45% of our fleet (trucks and trailers) is leased under operating lease agreements with terms ranging from one to 72 months.

Our policy is to sell our products at the same delivered cost to all Company-operated and independently operated design centers nationwide, regardless of their shipping point. The adoption of this policy has created pricing credibility with our customers and provided our retail network the opportunity to achieve more consistent margins as fluctuations attributable to the cost of shipping have been eliminated.  Further, this policy has eliminated the need for our independent retailers to carry significant amounts of inventory in their own warehouses.  As a result, we obtain more accurate information regarding product demand in order to better plan production runs and manage inventory levels.

Retail service centers are operated by the Company and the independent retailers to prepare products for delivery into clients’ homes. The Company-operated service centers have been made more efficient and enabled us to reduce the total number from 50 at the beginning of fiscal 2008 to 26 at the end of fiscal 2009. We continue to evaluate the entire logistics and distribution model to further streamline these operations.

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

Our national television and print advertising campaigns are designed to capitalize on our existing brand equity and maintain top-of-mind awareness of the breadth of our product and service offerings.  With this is mind, our in-house team of advertising specialists has developed what we believe is the most cohesive national advertising campaign in the home furnishings industry.  Coordinated local television and print, to the extent these media are utilized, serve to support our national programs.

The Ethan Allen direct mail magazine, which brands our product lifestyles and communicates the breadth of our services, is one of our most important marketing tools.  We publish and sell the magazines to both Company-operated and independently operated design centers, which, with demographic information collected through independent market research, are able to target potential customers.  Given the importance of this advertising medium, direct mail marketing lists continue to be refined in order to target those consumers that are most likely to purchase, with the objective of improving our return on direct mail expenditures.  Approximately 12 million copies of our direct mail magazine were distributed to consumers during fiscal 2009.

Our television advertising and direct mail efforts are supported by strong print and radio campaigns in various markets.  During fiscal 2009, we also updated our 200-page “Ethan Allen Style” book.  This publication, which includes a catalogue of our home furnishings and accessories, projects our seven product lifestyles to our clients and helps customers identify their own personal style using our product offerings. We believe this publication represents one of the most comprehensive and effective home decorating resources in the home furnishings industry.

In 2009, the Company launched the all-new ethanallen.com website which combines personal service and technology.  The new state-of-the-art website provides a new way to shop for Ethan Allen and is designed to inspire visitors with videos, feature stories, design and style solutions, new photography, and Ethan Allen’s portfolio for livable design—the Seven Lifestyles.  It offers a new interactive design tool called My Projects that allows site visitors to create idea boards and room plans and get feedback online from a design consultant at a local design center.  The website’s Inspire section includes editorial features, new product stories, design trend information, decorating solutions, and a collection of creative films and TV clips showcasing Ethan Allen’s Lifestyles and looks. The As Seen In column shows visitors how Ethan Allen products have influenced style around the globe.  Ethan Allen’s direct mail magazines are viewable online with full browsing and shopping capabilities. In the Design section, visitors can explore the Seven Lifestyles in depth and after finding their own style with our style quiz, shop the furnishings featured in the fully designed rooms.  For the first time, visitors to ethanallen.com can now access nearly all of the Company’s more than 3,000 products online. The new ethanallen.com received recognition at the 2008 IAC Awards (Internet Advertising Committee) as “outstanding website”.

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

Retail Design Center Network

Ethan Allen design centers are typically located in busy urban settings as freestanding destinations or as part of suburban strip malls, depending upon the real estate opportunities in a particular market.  At the present time, our design centers average approximately 16,000 square feet in size.  While the footprint for most of our retail network is similar, our design centers currently range in size from approximately 3,000 square feet to 35,000 square feet.

We maximize uniformity of presentation throughout the retail design center network through a comprehensive set of standards.  These standards assist each design center in presenting a high quality image and offer retail customers consistent levels of product selection and service. A uniform design center image is conveyed through our ongoing program to model all retail design centers with similar and consistent exterior facades and interior layouts.  This program is carried out at all design centers, including those that are independently operated.

We provide display planning assistance to all Company-operated design centers and independent retailers to support them in updating the interior projection and to maintain a consistent image.  We have developed a standard interior design format for our retail network which, through the use of focused lifestyle settings to display our products and information displays to educate consumers, has positioned Ethan Allen as a leader in home furnishings retailing.

We have strengthened the retail division with many initiatives, including the opening of new and relocated design centers in desirable locations, introduction of Lifestyle presentations and floor plans, strengthening of the professionalism of our designers through training and a team approach, and the consolidation of certain design centers and service centers. The bulk of this effort was completed by the end of fiscal 2008, but continued in fiscal 2009 with six new Company-operated design centers during the year including relocations and seven in underperforming markets closed. We consolidated 16 Company-operated retail service centers into larger service centers in fiscal 2008 and another eleven in fiscal 2009. We also opened three Company-operated service centers in fiscal 2009.  This effort continues to reduce the retail logistics infrastructure needed to provide “white glove” delivery service to our customers.

People

At June 30, 2009, we had approximately 4,300 employees (“associates”), less than one percent of whom are represented by unions.  These collective bargaining agreements expire at various times within the next two years.  We expect no significant changes in our relations with these unions and believe we maintain good relationships with our employees.

The retail network, which includes both Company-operated and independently operated design centers, is staffed with a sales force of design consultants and service professionals who operate in teams to provide customers with an effective home decorating solution at no additional charge.  Our associates receive appropriate training with respect to the distinctive design and quality features inherent in each of our products and programs, allowing them to more effectively communicate the elements of style and value that serve to differentiate us from the competition. As such, we believe our design consultants, and the complimentary service they provide, create a distinct competitive advantage over other home furnishing retailers.

We have made considerable investment within the retail network to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of retail design center personnel. The implementation of the “team” concept is the latest phase of that progression, which resulted in the development of over 280 interior design teams within the Company design centers. We believe that with this structure, along with the emphasis in our messaging to clients that “we can help as little or as much as you like”, as well as offering the benefit of making appointments with our design professionals, we continue to improve the customer service experience.

We recognize the importance of our retail design center network to our long-term success. Accordingly, we believe we (i) have established strong management teams within Company-operated design centers and (ii) continue to work closely with our independent retailers in order to assist them in strengthening their teams.  With this in mind, we make our services available to every design center, whether independently operated or Company-operated, in support of their marketing efforts, including coordinated advertising, merchandising and display programs, and extensive training seminars and educational materials.  We believe that the development of design teams, design consultants, service and delivery personnel, and retailers is important for the growth of our business. As a result, we have committed to make available a comprehensive retail training program which is intended to increase the customer service capabilities of each individual.

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

Rewards

In celebration of the new website, the Company recently launched its “Become a Member” campaign.  Members who are eligible receive 500 reward points.  Each point is redeemable toward future qualifying purchases for up to the lesser of $500 or 5% of the total qualifying purchase price. Shoppers can redeem their points both in Design Centers or online, through a limited time.

On-Line Room Planning

We offer, via our website, an interactive on-line room planning resource which serves to further assist consumers with their home decorating needs. Through the use of this web-based tool, customers can determine which of our product offerings best fit their particular needs based on their own individual home floor plan.

Ethan Allen Consumer Credit Programs

The Ethan Allen Finance Plus program offers consumers (clients) a menu of three custom financing options through the use of just one account.  Clients can choose between (1) “Term Choice” which offers fixed monthly payments the customer chooses from 12 to 60 months at an interest rate from 3.99% to 9.99% per annum, (2) “No Payment / Deferred Interest” which offers clients a way to borrow interest free for three or six months with no monthly payments. If the purchase is not paid by the due date, interest is charged from the date of purchase at a fixed interest rate of 24.99% per annum, and (3) “Ethan Allen Prime” which offers the lowest minimum monthly payment plan including no payments the first three months; interest is accrued at a rate that matches the current prime rate.  All plans provide credit lines from $1,000 to $20,000, or greater, if the customer qualifies.  Financing offered is administered by a third-party financial institution and is granted to our customers on a non-recourse basis to the Company.  Clients may apply for an Ethan Allen Finance Plus card at any participating design center or on-line at ethanallen.com.

Competition

In recent years, the home furnishings industry has faced numerous challenges, not the least of which is an influx of low-priced competition from overseas.  As a result, we believe a trend toward product commoditization has developed.  In fiscal 2009, the economic recession resulted in many small furniture retailers going out of business and other well-established competitors resorting to heavy discounts to liquidate inventory. Instead of following this trend, we differentiate ourselves as a preferred brand by adhering to a business strategy focused on providing (i) high-quality, well designed and often custom handmade products at good value, (ii) a comprehensive complement of home furnishing design solutions, including our complimentary design service, and (iii) excellence in customer service. We consider our vertical integration a significant competitive advantage in the current environment as it allows us to design, manufacture and source, distribute, market, and sell our products through one of the industry’s largest single-source retail networks.

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

We believe the home furnishings industry competes primarily on the basis of product styling and quality, personal service, prompt delivery, product availability and price.  We further believe that we effectively compete on the basis of each of these factors and that, more specifically, our retail format, our award winning website, and complimentary design service create a distinct competitive advantage, further supporting our mission of providing consumers with a complete home decorating and design solution.  Our objective is to continue to develop and strengthen our retail network by (i) expanding the Company-operated retail business through the relocation of existing design centers, opening of new design centers, and, when appropriate, acquiring design centers from, or selling design centers to, independent retailers, and (ii) obtaining and retaining independent retailers, encouraging such retailers to expand their business through the opening or relocation of new design centers with the objective of increasing the volume of their sales.

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

Our business and results of operations are affected by international, national and regional economic conditions.  The United States and many other international economies have entered a recession. Our primary customer base, direct or indirect, is composed of individual consumers.  Continued weakness in the U.S. economy, high unemployment, volatile capital markets, depressed housing prices and tight consumer lending practices have resulted in considerable negative pressure on consumer spending.  We believe these events have impacted consumers in our markets in ways that have negatively affected our business.  In the event the current economic downturn continues, or worsens, our current and potential customers may be inclined to further delay their purchases.  In addition, further tightening of credit markets may restrict our customers’ ability and willingness to make purchases.

Access to consumer credit could be interrupted and reduce sales and profitability.

Our ability to continue to access consumer credit for our clients could be negatively affected by conditions outside our control. Given the difficult capital markets, there is a risk that, though we have agreements that do not expire until July 2012, our business partner which issues our private label credit card program, may not be able to fulfill their obligations under that agreement.

We may be unable to obtain sufficient external funding to finance our operations and growth.

Historically, we have relied upon our cash from operations to fund our operations and growth. As we operate and expand our business, we may rely on external funding sources, including the proceeds from the issuance of debt or the $40 million revolving bank line of credit (expandable to $60 million) under our existing credit facility. Any unexpected reduction in cash flow from operations could increase our external funding requirements to levels above those currently available. If our Standard & Poor’s credit rating remains below investment grade through March 2010, the issuer of our private label credit cards may exercise a right to demand up to $12 million in letters of credit which would reduce the credit available for borrowings from the $27.5 million remaining available at June 30, 2009. If the total remaining availability of the revolver is below $17.5 million, a lien by the banks would be imposed on the Company’s intellectual property. If our credit ratings were lowered further, the Company’s access to debt (including its ability to expand the current revolver from $40 million to up to $60 million) could be negatively impacted. There can be no assurance that we will not experience unexpected cash flow shortfalls in the future or that any increase in external funding required by such shortfalls will be available.

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

Our wholesale business segment is involved in the development of our brand, which encompasses the design, manufacture, sourcing, sales and distribution of our home furnishings products, and competes with other U.S. and foreign manufacturers.  Our retail business segment sells home furnishings to consumers through a network of Company-operated design centers, and competes against a diverse group of retailers ranging from specialty stores to traditional furniture and department stores, any of which may operate locally, regionally and nationally.  We also compete with these and other retailers for appropriate retail locations as well as for qualified design consultants and management personnel. Such competition could adversely affect our future financial performance.

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

The consolidation of manufacturing and logistics operations into fewer sites may increase the exposure to business disruption and could result in higher transportation costs.

The Company has reduced the number of redundant manufacturing sites in both our case goods and upholstery operations. Our upholstery operations consist of two upholstery plants on our Maiden, North Carolina campus supported in part by one cut and sew plant in Mexico. If any of these upholstery manufacturing sites experience significant business interruption, our ability to manufacture products timely would likely be impacted. Our plants require various raw materials and commodities such as logs and lumber for our case goods plants and foam, springs and engineered hardwood board for our upholstery plants. While we have long standing relationships with multiple outside suppliers of our raw materials and commodities, there can be no assurance of their ability to fulfill our supply needs on a timely basis. The consolidation to fewer retail logistics operations has resulted in longer distances for delivery and could result in higher costs to transport products if fuel costs increase significantly.

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

We have been identified as a potentially responsible party in connection with one site that is currently listed, or proposed for inclusion, on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or its state counterpart.  In addition, noncompliance with, or stricter enforcement of, existing laws and regulations, adoption of more stringent new laws and regulations, discovery of previously unknown contamination or imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could be material.

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

In addition, certain suppliers may require extensive advance notice of our requirements in order to produce products in the quantities we desire. This long lead time may require us to place orders far in advance of the time when certain products will be offered for sale, thereby exposing us to risks relating to shifts in consumer demand and trends, and any further downturn in the U.S. economy.

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

During fiscal 2009, we operated as many as ten manufacturing facilities located in six states and Mexico. All of these facilities are owned, with the exception of a 145,636 square foot leased upholstery plant in California which will be closed by January 2010. As announced during fiscal year 2009, we are consolidating select upholstery and case goods plants into existing operations.  By the end of our first quarter of fiscal 2010, we plan to operate three case goods plants (including one sawmill) totaling 1,644,522 square feet, three upholstery furniture plants (consisting of two upholstery plants on our Maiden, North Carolina campus and one cut and sew plant in Mexico) totaling 649,396 square feet, and one home accessory plant that is 295,000 square feet all of which are owned by the company.

In addition, we operate four primary distribution centers, totaling 1,179,029 square feet.  All of these facilities are owned, with the exception of one leased distribution facility in California, which is 80,000 square feet.  Our U.S. manufacturing and distribution facilities for future operations are located in North Carolina, Vermont, Virginia, Oklahoma, California, New Jersey and Indiana, and our Mexico plant is located in Guanajuato.

We own four and lease 22 retail service centers, totaling 1,268,631 square feet. Our retail service centers are located throughout the United States and Canada and serve to support our various retail sales districts.

The geographic distribution of our retail design center network as of June 30, 2009 is as follows:

	Retail Design Center Category
	Company Operated	Independently Operated
United States	154	88
North America-Other (1)	5	2
Asia	—	41
Middle East	—	3
Total	159	134

(1)          We own and operate five retail design centers located in Canada.

Of the 159 retail design centers operated by us, 76 of the properties are owned and 83 of the properties are leased from independent third parties.  Of the 76 design center locations owned by us, 20 are subject to land leases. We own three additional retail properties, two of which are leased to independent Ethan Allen retailers, and one of which is leased to an unaffiliated third party.  See Note 8 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

Our Ethan Allen Hotel and Conference Center located in Danbury, Connecticut, was financed, in part, with industrial revenue bonds.  The bonds bear interest at a fixed rate of 7.50% and have a remaining balance at June 30, 2009 of $3.9 million which matures in two years.  The Beecher Falls, Vermont manufacturing facility was financed, in part, by the State of Vermont Economic Development Authority (“VEDA”) and the Town of Canaan, Vermont.  The VEDA debt matured in June 2006 and was repaid in full at that time.  The Town of Canaan debt bears interest at a fixed rate of 3.00% and has a remaining balance at June 30, 2009 of $0.3 million, with maturities of three to 18 years.  We believe that all of our properties are well maintained and in good condition.

We estimate that our manufacturing division is currently operating at approximately 50% of capacity.   As a result, we announced the consolidation of our Eldred, Pennsylvania and Chino, California upholstery plants into existing operations as well as the closure of our Andover, Maine case goods plant and realignment of other case goods operations in the Northeast. We believe we have additional capacity at selected facilities, which we could utilize with minimal additional capital expenditures.

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

During the fiscal year ending June 30, 2009, our liability with respect to three active sites currently listed, or proposed for inclusion, on the National Priorities List (“NPL”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), where we and/or our subsidiaries had been named as a Potentially Responsive Party (“PRP”) located in Southington, Connecticut; High Point, North Carolina; and Atlanta, Georgia has been resolved.

In each case we were not a major contributor based on the very small volume of waste generated by us in relation to total volume at those sites and were able to take part in de minimus settlement arrangements.  Specifically, with respect to the Southington site, our volumetric share is less than 1% of over 51 million gallons disposed of at the site and there are more than 1,000 PRPs.  With respect to the High Point site, our volumetric share is less than 1% of over 18 million gallons disposed of at the site and there are more than 2,000 PRPs, including more than 1,000 de minimis parties (of which we are one). With respect to the Atlanta site, a former solvent recycling/reclamation facility, our volumetric share is less than 1% of over 20 million gallons disposed of at the site by more than 1,700 PRPs.

In addition to the now settled actions discussed above, in July 2000, we were notified by the State of New York (the “State”) that we may be named a PRP in a separate, unrelated matter with respect to a site located in Carroll, New York.   In May, 2009, we were notified by the State that it had conducted an initial environmental study and that we have been named as a PRP.  We believe that we are not a major contributor; however, a review of the initial environmental study is ongoing.

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

As of June 30, 2009, we believe that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.  We believe our currently anticipated capital expenditures for environmental control facility matters are not material.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for vote by our security holders during the fourth quarter of fiscal 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under ticker symbol “ETH”. The following table sets forth, for each of the past two fiscal years, (i) the high and low stock prices as reported on the New York Stock Exchange and (ii) the dividend per share paid by us:

	Market Price			Dividend
	High	Low	Close	Per Share
Fiscal 2009
First Quarter	$34.02	$22.34	$28.02	$0.25
Second Quarter	28.90	11.26	14.37	0.25
Third Quarter	15.05	6.98	11.26	0.10
Fourth Quarter	14.47	9.86	10.36	0.05

Fiscal 2008
First Quarter	$36.55	$31.57	$32.69	$0.22
Second Quarter	35.41	25.87	28.50	0.22
Third Quarter	31.98	22.67	28.43	0.22
Fourth Quarter	31.37	24.48	24.60	0.22

As of August 13, 2009, there were 328 shareholders of record of our common stock.  Management estimates there are over eleven thousand beneficial shareholders of the Company’s common stock.  On July 21, 2009, we declared a dividend of $0.05 per common share, payable on October 26, 2009 to shareholders of record as of October 9, 2009.  We expect to continue to declare quarterly dividends for the foreseeable future, business conditions permitting.

Equity Compensation Plan Information

The information required by this Item 5 with respect to Equity Compensation Plan Information is set forth in Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, contained in this Annual Report and incorporated herein by reference.

Issuer Purchases of Equity Securities

On November 21, 2002, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 2,000,000 shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. Subsequent to that date, the Board of Directors increased the remaining authorization as follows: from 904,755 shares to 2,500,000 shares on April 27, 2004; from 753,600 shares to 2,000,000 shares on November 16, 2004; from 691,100 shares to 2,000,000 shares on April 26, 2005; from 393,100 shares to 2,500,000 shares on November 15, 2005; from 1,110,400 shares to 2,500,000 shares on July 25, 2006; from 707,300 to 2,500,000 shares on July 24, 2007,  and from 1,368,000 to 2,000,000 shares on November 13, 2007.  As of June 30, 2009 we had a remaining Board authorization to repurchase 1,567,669 shares. There were no share repurchases during the quarter or fiscal year ended June 30, 2009.

Stockholder Rights Plan

We have a Stockholder Rights Plan, a description of which is set forth in Note 9 to the Consolidated Financial Statements included under Item 8 of this Annual Report and incorporated herein by reference.  Such description contains all of the required information with respect thereto.

Comparative Company Performance

The following line graph compares cumulative total stockholder return for the Company with a performance indicator of the overall stock market, the Standard & Poor’s 500 Index, and an industry index, the Peer Issuer Group Index, assuming $100 was invested on June 30, 2004.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Ethan Allen Interiors Inc., The S&P 500 Index

And A Peer Group

*$100 invested on 6/30/04 in stock or index, including reinvestment of dividends.  Fiscal year ending June 30.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Peer group includes Bassett Furniture Industries, Inc., Chromcraft Revington, Inc., Flexsteel Industries, Inc., Furniture Brands International, Inc., Haverty Furniture Companies, Inc., La-Z-boy Inc., Legett & Platt, Inc., and Pier 1 Imports Inc.  The returns of each company have been weighted according to each company’s market capitalization.

Item 6. Selected Financial Data

The following table presents selected financial data for the fiscal years ended June 30, 2009, 2008, 2007, 2006 and 2005 which has been derived from our consolidated financial statements.  The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this Annual Report and our Consolidated Financial Statements (including the notes thereto) included under Item 8 of this Annual Report.

	Fiscal Year Ended June 30,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Net sales	$674,277	$980,045	$1,005,312	$1,066,390	$949,012
Cost of sales	326,935	453,980	478,729	525,408	487,958
Selling, general and administrative expenses	353,112	423,229	402,022	394,069	332,295
Restructuring and impairment charges, net	67,001	6,836	13,442	4,241	(219)
Operating income (loss)	(72,771)	96,000	111,119	142,672	128,978
Interest and other expense (income), net	8,409	3,822	1,393	4,567	(442)
Income (loss) before income tax expense	(81,180)	92,178	109,726	138,105	129,420
Income tax expense (benefit)	(28,493)	34,106	40,499	52,423	50,082
Net income (loss)	$(52,687)	$58,072	$69,227	$85,682	$79,338
Per Share Data:
Net income (loss) per basic share	$(1.83)	$1.98	$2.19	$2.58	$2.24
Basic weighted average shares outstanding	28,814	29,267	31,566	33,210	35,400
Net income (loss) per diluted share	$(1.83)	$1.97	$2.15	$2.51	$2.19
Diluted weighted average shares outstanding	28,814	29,470	32,261	34,086	36,193
Cash dividends per share	$0.65	$0.88	$0.80	$0.72	$0.60
Other Information:
Depreciation and amortization	$25,635	$24,670	$23,013	$21,599	$21,338
Capital expenditures and acquisitions	$23,903	$67,815	$74,370	$49,296	$34,381
Working capital	$139,239	$176,796	$234,990	$278,038	$130,423
Current ratio	2.24 to 1	2.30 to 1	2.59 to 1	2.88 to 1	1.97 to 1
Effective tax rate	35.1%	37.0%	36.9%	38.0%	38.7%
Balance Sheet Data (at end of period):
Total assets	$646,485	$764,093	$802,598	$814,100	$628,386
Total debt, including capital lease obligations	203,148	203,029	202,908	202,787	12,510
Shareholders’ equity	$305,923	$375,773	$409,642	$417,442	$434,068
Debt as a percentage of equity	66.4%	54.0%	49.5%	48.6%	2.9%
Debt as a percentage of capital	39.9%	35.1%	33.1%	32.7%	2.8%

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

Inventories — Inventories (finished goods, work in process and raw materials) are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory (i.e. material, labor and manufacturing overhead costs). We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-downs, taking into account future demand and market conditions.  If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

Revenue Recognition — Revenue is recognized when all of the following have occurred: persuasive evidence of a sales arrangement exists (e.g. a wholesale purchase order or retail sales invoice); the sales arrangement specifies a fixed or determinable sales price; product is shipped or services are provided to the customer; and collectibility is reasonably assured. As such, revenue recognition occurs upon the shipment of goods to independent retailers or, in the case of Ethan Allen-operated retail design centers, upon delivery to the customer. Recorded sales provide for estimated returns and allowances. We permit our customers to return defective products and incorrect shipments, and terms we offer are standard for the industry.

Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis.  Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends.  Actual losses could differ from those estimates.

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

Impairment of Long-Lived Assets and Goodwill — We periodically evaluate whether events or circumstances have occurred that indicate that long-lived assets may not be recoverable or that the remaining useful life may warrant revision.  When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset.  In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.  The long-term nature of these assets requires the estimation of cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test.

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

Income Taxes — Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Additional factors that we consider when making judgments about the deferred tax valuation include tax law changes, a recent history of cumulative losses, and variances in future projected profitability.

Effective July 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which provides a comprehensive model for the recognition, measurement, presentation, and disclosure in a company’s financial statements of uncertain tax positions taken, or expected to be taken, on a tax return. If an income tax position exceeds a 50% probability of success upon tax audit, based solely on the technical merits of the position, the company recognizes an income tax benefit in its financial statements. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The liability associated with an unrecognized tax benefit is classified as a long-term liability except for the amount for which a cash payment is expected to be made or tax positions settled within one year. We recognize interest and penalties related to income tax matters as a component of income tax expense.

Business Insurance Reserves — We have insurance programs in place to cover workers’ compensation and property/casualty claims.  The insurance programs, which are funded through self-insured retention, are subject to various stop-loss limitations. We accrue estimated losses using actuarial models and assumptions based on historical loss experience.  Although we believe that the insurance reserves are adequate, the reserve estimates are based on historical experience, which may not be indicative of current and future losses.  In addition, the actuarial calculations used to estimate insurance reserves are based on numerous assumptions, some of which are subjective.  We adjust insurance reserves, as needed, in the event that future loss experience differs from historical loss patterns.

Other Loss Reserves — We have a number of other potential loss exposures incurred in the ordinary course of business such as environmental claims, product liability, litigation, tax liabilities, restructuring charges, and the recoverability of deferred income tax benefits.  Establishing loss reserves for these matters requires the use of estimates and judgment with regard to maximum risk exposure and ultimate liability or realization.  As a result, these estimates are often developed with our counsel, or other appropriate advisors, and are based on our current understanding of the underlying facts and circumstances. Because of uncertainties related to the ultimate outcome of these issues or the possibilities of changes in the underlying facts and circumstances, additional charges related to these issues could be required in the future.

Basis of Presentation

As of June 30, 2009, Ethan Allen Interiors Inc. has no material assets other than its ownership of the capital stock of Ethan Allen Global, Inc. and conducts all significant transactions through Ethan Allen Global, Inc.; therefore, substantially all of the financial information presented herein is that of Ethan Allen Global, Inc.

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

Restructuring Activities:

In 2009, the Company made several announcements on changes to our operations as we continue to improve the structure of our business especially in light of the recent economic downturn.  In January 2009, the Company announced a plan to consolidate the operations of its Eldred, Pennsylvania upholstery manufacturing plant and several of its retail service centers. In June 2009, the Company announced the consolidation of its Chino, California operations into its Maiden, North Carolina facility and the consolidation of its Andover, Maine sawmill and dimension mill to its Beecher Falls, Vermont sawmill and dimension mill operations. For these fiscal 2009 actions, the Company estimates pre-tax restructuring, impairment, and other related charges will ultimately approximate $30 million, consisting of $15 million in write down of long-lived assets, $8 million in employee severance and other payroll and benefit costs, and $7 million in other associated costs.  By segment, we expect $23 million in costs for the wholesale segment and $7 million for the retail segment.  Total costs for these 2009 actions in the current fiscal year by segment are $17.0 million for Wholesale, and $2.6 million for Retail all of which have been classified in the Statement of Operations as restructuring and impairment charges. Approximately 800 employee positions and 140 contract worker positions will be eliminated due to these actions.

In January 2008, we announced a plan to consolidate the operations of certain Company-operated retail design centers and retail service centers. In connection with this initiative, we have permanently ceased operations at ten design centers and six retail service centers which, for the most part, were consolidated into other existing operations.  We also implemented our design team concept across the Retail division at the end of the fiscal year.  We recorded pre-tax restructuring, impairment, and other related charges of $6.8 million for fiscal 2008, with $3.3 million for lease cancellation and other costs which will be paid out over periods ranging from less than one to seven years, $2.7 million, which was non-cash in nature, related to fixed asset impairment charges, primarily for real property and leasehold improvements, and $0.9 million was related to employee severance and benefits.  During fiscal 2009, we recorded a net reduction of pre-tax restructuring, impairment, and other related charges of $1.0 million, primarily due to net gains on the sale of real estate of $4.2 million, partly offset by additional charges and adjustments to previous estimates for leased facilities of $2.3 million and employee severance, benefits and other charges of $0.5 million. Cumulative charges to date for these actions total $5.5 million, all of which have been classified in the Statement of Operations as restructuring and impairment charges. In addition to the Retail charges, $0.4 million was recorded in the first quarter of fiscal 2009 to update the fair value of a wholesale plant site held for sale.

On September 6, 2006, we announced a plan to close our Spruce Pine, North Carolina case goods manufacturing facility and convert our Atoka, Oklahoma upholstery manufacturing facility into a regional distribution center.  The decision impacted approximately 465 employees.  We recorded a pre-tax restructuring and impairment charge of $14.1 million during the quarter ended September 30, 2006, of which $4.0 million was related to employee severance and benefits and other plant exit costs, and $10.1 million of fixed asset impairment charges. During the first six months of fiscal 2007, adjustments totaling $0.4 million were recorded to reverse remaining previously established accruals which were no longer deemed necessary.

Analysis of Goodwill and Other Intangible Assets:

We conduct an annual impairment analysis of goodwill and other indefinite lived intangible assets the first of April each fiscal year, unless events occur or circumstances change that would more likely than not reduce the fair value of the goodwill or other indefinite lived intangible assets below their carrying value. In determining whether an interim test is appropriate, management considers several factors including changes in the Company’s stock price, financial performance, third party ratings on its long term debt, and expected financial outlook of the business. Methods employed to value the enterprise and the Company’s retail and wholesale segments include the market approach and the income approach, which are reconciled with the total market capitalization of the Company. These valuation methods use historical revenues and cash flows, as well as Company and external analysts’ financial projections and apply discount rates, weighted average cost of capital rates, total invested capital multiples, and premium control multiples. Fair value of our trade name is valued using the relief-from-royalty method. Significant factors used in trade name valuation are royalty rates, future growth and discount rates, and expense rates.

In the fiscal quarter ended December 31, 2008, net sales declined 7.9% from the previous quarter and there was a meaningful decline (34.5%) in the company’s average stock price from the first fiscal quarter to the second (from $26.35 to $17.27). This decline coupled with the sudden and dramatic change in the business climate as seen through the financial crisis with global banking institutions led to an interim evaluation of goodwill and other intangible assets. As a result of these tests, management concluded that the estimated value of the wholesale and retail segments exceeded their carrying values and no impairment was indicated.

In the fiscal quarter ended March 31, 2009, net sales declined 26.0% from the previous quarter resulting in a 660 basis point decline in gross margin plus a further decline (36.2%) in the company’s average stock price (from $17.27 to $11.02). These declines coupled with a significant loss from operations led to a second interim evaluation of goodwill and other intangible assets. As a result of these tests, management concluded the carrying value of goodwill on our retail division’s books exceeded its fair value. Therefore, we recorded a non-cash impairment charge of $48.4 million. No impairment of the goodwill or other indefinite lived assets on our wholesale division’s books was appropriate.

In the fiscal quarter ended June 30, 2009, the Company performed its annual impairment test on April 1 and noted no additional impairment was appropriate. During the quarter, business performance stabilized with net sales slightly lower (1%) than the previous quarter, gross margin improved 160 basis points and there was a slight increase in cash on hand (to $53 million). The average price of our stock increased 9.8% (from $11.02 to $12.11). The ratings on the Company’s long term debt were lowered by third parties to speculative grade and the Company updated its forecasts. The Company considered these factors and concluded that an interim impairment test was not required on the wholesale segment. No additional evaluation of the retail segment was appropriate as all goodwill was written off in the previous fiscal quarter.

There can be no assurance that the outcome of future reviews will not result in substantial impairment charges.  Impairment assessment inherently involves judgments as to assumptions about expected future cash flows and the impact of market conditions on those assumptions.  Future events and changing market conditions may impact our assumptions as to prices, costs or other factors that may result in changes in our estimates of future cash flows.  Although we believe the assumptions we use in testing for impairment are reasonable, significant changes in any of our assumptions could produce a significantly different result.

Business Results:

Our revenues are comprised of (i) wholesale sales to independently operated and Company-operated retail design centers and (ii) retail sales of Company-operated design centers.  See Note 16 to our Consolidated Financial Statements for the year ended June 30, 2009 included under Item 8 of this Annual Report.

The components of consolidated revenues and operating income (loss) are as follows (in millions):

	Fiscal Year Ended June 30,
	2009	2008	2007

Revenue:
Wholesale segment	$403.4	$616.2	$656.0
Retail segment	508.6	724.6	698.6
Elimination of inter-segment sales	(237.7)	(360.8)	(349.3)
Consolidated revenue	$674.3	$980.0	$1,005.3

Operating Income (loss):
Wholesale segment (1)	$6.7	$100.3	$99.2
Retail segment (2)	(92.1)	(2.8)	15.2
Adjustment for inter-company profit(3)	12.6	(1.5)	(3.3)
Consolidated operating income	$(72.8)	$96.0	$111.1

(1)   Operating income for the Wholesale segment for the twelve months ended June 2009 and 2007 includes pre-tax restructuring and impairment charges of $17.4 million and $13.4 million, respectively.

(2)   Operating income for the Retail segment for the twelve months ended June 2009 and 2008 includes pre-tax restructuring and impairment charges of $49.6 million and $6.8 million, respectively.

(3)   Represents the change in the inventory profit elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-operated design center inventory existing at the end of the period.

Fiscal 2009 Compared to Fiscal 2008

Consolidated revenue for the fiscal year ended June 30, 2009 decreased by $305.7 million, or 31.2%, to $674.3 million, from $980 million in fiscal 2008. Net sales for the period largely reflect the delivery of product associated with booked orders and backlog existing as of beginning of the period.  During the year, sales were negatively affected by a weak retail environment for home furnishings which we believe is due to a number of factors including but not limited to continued weakness in the U.S. economy, high unemployment, volatile capital markets, depressed housing prices and tight consumer lending practices as well as the use of highly-promotional pricing strategies by the Company’s competitors.  These factors were partially offset by (i) the positive effects of our continued efforts to reposition the retail network, (ii) the introduction of our new American Artisan product line, (iii) several new marketing initiatives including the launching of our new interactive web site ethanalleninc.com and our rewards program, and in the latter part of the fiscal year, special savings pricing, and (iv) the continued use of national television media, where we emphasize to clients our interior design services and the full line of our quality product offerings.

Wholesale revenue for fiscal 2009 decreased by $212.9 million, or 34.5%, to $403.4 million from $616.2 million in the prior year.  The year-over-year decrease was primarily attributable to a decline in the incoming order rate as a result of the softer retail environment for home furnishings noted throughout the current period and from fewer independent retail design centers, which decreased to 134 from 136 including four locations transferred in to the company’s Retail division during the year.

Retail revenue from Ethan Allen-operated design centers for the twelve months ended June 30, 2009 decreased by $216.0 million, or 29.8%, to $508.6 million from $724.6 million for the twelve months ended June 30, 2008.  The decrease in retail sales by Ethan Allen-operated design centers was attributable to a decrease in comparable design center delivered sales of $211.9 million, or 32.5%, and reduced revenue from sold and closed design centers of $64.4 million. This unfavorable variance was partially offset by higher sales generated by newly opened (including relocated) or acquired design centers of $60.4 million. The number of Ethan Allen-operated design centers remained at 159 at both June 30, 2009 and June 30, 2008.  During that twelve month period, we acquired four design centers from independent retailers, and opened six new design centers (of which three were relocations).

Comparable design centers are those which have been operating for at least 15 months.  Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) design centers.  Design centers acquired by us from independent retailers are included in comparable design center sales in their 13th full month of Ethan Allen-operated operations.

Year-over-year, written business of Ethan Allen-operated design centers decreased 32.6% and comparable design center written business decreased 35.4%.  Over that same period, wholesale orders decreased 35.4%.  Retail written business reflects the softer retail environment for home furnishings noted throughout the current year, likely offset, to some degree, by (i) our continued efforts to reposition the retail network, (ii) recent product introductions, (iii) several new marketing initiatives described previously, and (iv) our continued use of national television as an advertising medium throughout much of the year.

Gross profit for fiscal 2009 declined to $347.3 million from $526.1 million in fiscal 2008.  The $178.7 million decrease in gross profit was primarily attributable to a combined decline in both wholesale and retail sales volume of 31.2%, partially offset by a shift in sales mix with retail sales representing a higher proportionate share of total sales in the current full year (75.4%) as compared to the prior full year (73.9%). As a result of reduced sales, and to reduce inventories, manufacturing plants were operated at approximately 50% of capacity.  This resulted in higher unabsorbed costs in our manufacturing plants which were charged to expense during the period. The consolidated gross margin decreased to 51.5% for fiscal 2009 from 53.7% in fiscal 2008 as a result, primarily, of the factors set forth above.

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the twelve months ended June 30, 2009 and 2008:

Operating expenses decreased $10.0 million, or 2.3%, to $420.1 million, or 62.3% of net sales, in fiscal 2009 from $430.1 million, or 43.9% of net sales, in fiscal 2008. Decreases in salary related costs were experienced due to the reduced number of employees and other cost cutting efforts taken by the Company that impacted bonuses and benefits.  Advertising expenses decreased, while still maintaining our national TV and shelter magazine presence. Delivery and warehousing costs were lower due to decreased sales. Partially offsetting these decreases were (i) a non-cash goodwill impairment charge of $48.4 million recorded in the March 2009 quarter and (ii) an $11.8 million period-over-period increase in restructuring and impairment charges, both discussed earlier, and (iii) added costs of $7 million due to the implementation of the team concept which caused a temporary overlap of expenses and is now concluded.

Consolidated operating income for the year ended June 30, 2009 totaled a loss of $72.8 million, or 10.8% of net sales, compared to income of $96.0 million, or 9.8% of net sales, in the prior year.  The decrease of $168.8 million was largely attributable to (i) a 31.2% reduction in net sales, resulting in a $178.7 million reduction in gross profit, (ii) a goodwill impairment charge, (iii) increased restructuring and impairment charges and (iv) net declines in other operating expenses, all of which were discussed previously.

Wholesale operating income for fiscal 2009 totaled $6.7 million, or 1.7% of net sales, as compared to $100.3 million, or 16.3% of net sales, in the prior year. The decrease of $93.7 million was primarily attributable to (i) the $212.9 reduction in net sales, and (ii) a $17.4 million increase in restructuring and impairment charges due to the 2009 actions discussed earlier.

Retail operating income decreased $89.3 million to a $92.1 million loss, or 18.1% of sales, for fiscal 2009, from a loss of $2.8 million, or 0.4% of sales, for fiscal 2008. The decrease in retail operating income generated by Ethan Allen-operated design centers was primarily attributable to reduced sales caused by the weak retail environment for home furnishings, as well as the $48.4 million goodwill impairment charge.

Interest and other miscellaneous income, net totaled $3.4 million in fiscal 2009 as compared to $7.9 million in fiscal 2008. The $4.5 million decrease was mostly due to lower investment income resulting from reduced cash and cash equivalent balances maintained along with lower rates of interest during the current period and by gains recorded in connection with the sale of selected real estate assets in the prior year.

Interest and other related financing costs remained largely unchanged at $11.8 million from $11.7 million in the prior year. This amount mostly consists of interest expense on our senior unsecured debt issued in September 2005.

Income tax totaled a benefit of $28.5 million for fiscal 2009 as compared to an expense of $34.1 million for fiscal 2008.  Our effective tax rate for the current year was 35.1%, compared to 37.0% in the prior year. The effective tax rate was a result, primarily, of the total current year loss before tax and the resulting valuation allowance taken against certain deferred tax assets and the inability to apply the manufacturers’ deduction provided for under The Jobs Creation Act of 2004.

Net income for fiscal 2009 was a loss of $52.7 million as compared to income of $58.1 million in fiscal 2008.  Net loss per diluted share totaled $1.83 in the current year compared to net income of $1.97 per diluted share in the prior year.

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

Retail revenue from Ethan Allen-operated design centers for the twelve months ended June 30, 2008 increased by $26.0 million, or 3.7%, to $724.6 million from $698.6 million for the twelve months ended June 30, 2007.  The increase in retail sales by Ethan Allen-operated design centers was attributable to higher sales generated by newly opened (including relocated) or acquired design centers of $66.8 million.  This favorable variance was partially offset by unfavorable variances related to a decrease in comparable design center delivered sales of $21.3 million, or 3.2%, and reduced revenue from sold and closed design centers of $19.5 million. The number of Ethan Allen-operated design centers increased to 159 as of June 30, 2008 as compared to 158 as of June 30, 2007.  During that twelve month period, we acquired five design centers from, and opened one previously operated by independent retailers, and opened eighteen new design centers (of which eleven were relocations).

Comparable design centers are those which have been operating for at least 15 months.  Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) design centers.  Design centers acquired by us from independent retailers are included in comparable design center sales in their 13th full month of Ethan Allen-operated operations.

Year-over-year, written business of Ethan Allen-operated design centers increased 0.6% and comparable design center written business decreased 5.6%.  Over that same period, wholesale orders decreased 8.0%.  Retail written business reflects the softer retail environment for home furnishings noted throughout much of the current year, likely offset, to some degree, by (i) our continued efforts to reposition the retail network, (ii) recent product introductions, and (iii) our continued use of national television as an advertising medium throughout much of the year.

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

Retail operating income decreased $18.0 million to a $2.8 million loss, or 0.4% of sales, for fiscal 2008, from $15.2 million, or 2.2% of sales, for fiscal 2007. The decrease in retail operating income generated by Ethan Allen-operated design centers was primarily attributable to higher operating expenses as a result of our continued efforts to reposition the retail network including the $6.8 million restructuring and impairment charges recorded in the year.  These unfavorable variances were partially offset by higher gross profit on the higher sales recorded during the year.

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

Income tax expense totaled $34.1 million for fiscal 2008 as compared to $40.5 million for fiscal 2007.  Our effective tax rate for the current year was 37.0%, compared to 36.9% in the prior year. The effective tax rate was a result, primarily, of the adverse effects of recently-enacted changes within certain state tax legislation, increased state income tax liability arising in connection with the operation of a greater number of Company-operated design centers, and increased foreign income tax liability associated with our five retail design centers operating in Canada and our manufacturing operation in Mexico.  Partially offsetting these items were the benefits derived from the manufacturers’ deduction provided for under The Jobs Creation Act of 2004 and certain tax planning initiatives.

Net income for fiscal 2008 was of $58.1 million as compared to $69.2 million in fiscal 2007.  Net income per diluted share totaled $1.97 in the current year and $2.15 per diluted share in the prior year.

Liquidity and Capital Resources

As of June 30, 2009, we held cash and cash equivalents totaling $53.0 million.  Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, and borrowing capacity under revolving credit facility.

During fiscal 2009, the Company terminated its unsecured $200 million revolving credit facility which had never been used for other than support of outstanding letters of credit. On May 29, 2009, we entered into a three-year secured $40 million asset-based revolving credit facility (the “Facility”) with fewer covenant restrictions which the Company believes to be more appropriate in the current credit environment. The Facility is subject to borrowing base availability and includes an opportunity for expansion of up to an additional $20 million of financing.

At the Company’s option, revolving loans under the Agreement bear interest at an annual rate of either:

(a)     London Interbank Offered rate (“LIBOR”) plus 3.25% to 4.25%, based on the average availability, or

(b)     the higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) a LIBOR plus 1.00% plus, in each case, an additional 2.25% to 3.25%, based on average availability.

The Company will pay a commitment fee of 0.50% per annum on the unused portion of the Facility and participation fees on issued letters of credit at an annual rate of 1.625% to 4.25%, based on the average availability and the letter of credit type, and a fronting fee of 0.125% per annum.

The borrowing base at any time equals the sum of: up to 90% of eligible credit card receivables; plus up to 85% of eligible accounts receivable; plus up to 85% of the net orderly liquidation value of eligible inventory. The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and also excludes any intellectual property owned by the Company unless availability is less than or equal to $17.5 million.

The Facility contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends); sell certain assets; and make investments. The Company may make restricted payments (including dividends) as long as availability equals or exceeds the greater of (i) 25% of the aggregate commitment or (ii) $12 million.  If the average monthly availability is less than the greater of (i) 15% of the aggregate commitment and (ii) $9 million, the Company is also required to meet a fixed charge coverage ratio financial covenant which may not be less than 1 to 1 for any period of four consecutive fiscal quarters. The Facility also contains customary borrowing conditions and events of default, the occurrence of which would entitle the lenders to accelerate the maturity of any outstanding borrowings and terminate their commitment to make future loans.

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

In June 2009, Moodys Investors Service lowered our corporate and senior unsecured credit ratings to Ba1 from Baa3, and Standard & Poor’s (“S&P”) lowered our corporate and senior unsecured credit ratings to BB from BBB-. Both rating services cited the weak economy and the resultant pressure on the home furnishings industry as reasons for the downgrade.  While the change in our credit rating had no impact on our existing credit facilities, the S&P downgrade, if not improved to investment grade by March 2010, the issuer of our private label credit cards has a right to demand a standby letter of credit of up to $12 million. At June 30, 2009, we had $12.5 million in letters of credit outstanding, leaving $27.5 million remaining available credit under the revolver. Any additional letters of credit would reduce the credit available for borrowings under the revolver.

The Company believes it has sufficient cash and access to credit (including its ability to expand the $40 million credit facility to up to $60 million) to fund its operations and growth plans.

A summary of net cash provided by (used in) operating, investing, and financing activities for each of the last three fiscal years is provided below (in millions):

	Fiscal Year Ended June 30,
	2009	2008	2007
Operating Activities
Net income plus depreciation and amortization	$(27.1)	$82.7	$92.2
Working capital	24.8	(5.5)	20.9
Excess tax benefits from share-based payment arrangements	—	(2.1)	(5.0)
Other (non-cash items, long-term assets and liabilities)	24.2	11.0	11.1
Total provided by operating activities	$21.9	$86.1	$119.2

Investing Activities
Capital expenditures	$(22.5)	$(60.0)	$(59.0)
Acquisitions	(1.4)	(7.8)	(15.3)
Asset sales	6.4	6.9	5.4
Other	—	(0.5)	0.2
Total used in investing activities	$(17.5)	$(61.3)	$(68.7)

Financing Activities
Issuances of common stock	$—	$0.5	$0.5
Purchases and retirement of company stock	—	(75.6)	(57.2)
Payment of cash dividends	(23.6)	(25.5)	(24.8)
Excess tax benefits from share-based payment arrangements	—	2.1	5.0
Payment of deferred financing costs	(1.4)	—	(0.1)
Total provided by (used in) financing activities	$(25.0)	$(98.5)	$(76.6)

Operating Activities

During fiscal 2009, cash provided by operating activities decreased $64.2 million, mostly because of the decrease in net income. While expenses were reduced and restructuring actions were taken to counteract these conditions, cash savings in the current year were not enough to offset reduced income.  Cash generated from working capital (accounts receivable, inventories, prepaid and other current assets, customer deposits, payables, accrued expenses, and other current liabilities) reduction, increased cash by $30.3 million largely from inventory reduction initiatives taken. The $13.2 million change from other operating activities was largely driven by the non-cash restructuring and goodwill impairment charges net of tax effects recorded this fiscal year.

Investing Activities

In fiscal 2009, cash used in investing activities was lower by $43.8 million due, primarily, to a $37.5 million decrease in cash utilized to fund capital expenditures.  The level of acquisitions decreased $6.4 million in fiscal 2009 as compared to fiscal 2008.  The current level of capital spending is principally attributable to (i) continued design center development and renovation, but at a reduced level from the prior two years, and (ii) entity-wide technology initiatives including the new interactive website.  We anticipate that cash from operations will be sufficient to fund future capital expenditures, business conditions permitting.

Financing Activities

For fiscal 2009, cash used in financing activities decreased $73.5 million as a result, primarily, of a curtailment in payments for the acquisition of treasury stock.  On July 21, 2009, we declared a dividend of $0.05 per common share, payable on October 26, 2009, to shareholders of record as of October 9, 2009.  We expect to continue to declare quarterly dividends for the foreseeable future.

As of June 30, 2009, our outstanding debt totaled $203.1 million, the current and long-term portions of which amounted to less than $0.1 million and $203.1 million, respectively.  The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are: less than $0.1 million in fiscal 2010; $3.9 million in fiscal 2011; and less than $0.1 million in fiscal 2012, 2013 and 2014.  The balance of our long-term debt ($199.2 million) matures in fiscal 2015.  We had no revolving loans outstanding under the credit facility as of June 30, 2009, and stand-by letters of credit outstanding under the facility at that date totaled $12.5 million.  Remaining available borrowing capacity under the facility was $27.5 million at June 30, 2009.

The following table summarizes, as of June 30, 2009, the timing of cash payments related to our outstanding contractual obligations (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations:
Debt maturities	$203,148	$42	$3,917	$22	$199,167
Contractual interest	70,519	11,048	21,802	21,511	16,158
Operating lease obligations	234,518	36,863	59,636	41,068	96,951
Letters of credit	12,460	12,460	—	—	—
Purchase obligations (1)	—	—	—	—	—
Other long-term liabilities	249	30	51	48	120
Total contractual obligations	$520,894	$60,443	$85,406	$62,649	$312,396

(1)  For purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. While we are not a party to any significant long-term supply contracts or purchase commitments, we do, in the normal course of business, regularly initiate purchase orders for the procurement of (i) selected finished goods sourced from third-party suppliers, (ii) lumber, fabric, leather and other raw materials used in production, and (iii) certain outsourced services.  All purchase orders are based on current needs and are fulfilled by suppliers within short time periods. At June 30, 2009, our open purchase orders with respect to such goods and services totaled approximately $22 million.

Further discussion of our contractual obligations associated with outstanding debt and lease arrangements can be found in Notes 7 and 8, respectively, to the Consolidated Financial Statements included under Item 8 of this Annual Report.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements.  As of June 30, 2009, we had working capital of $139.2 million and a current ratio of 2.24 to 1.

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

During fiscal 2009, 2008 and 2007, we repurchased and/or retired the following shares of our common stock:

	2009	2008 (1)	2007(2)(3)
Common shares repurchased	—	2,259,631	1,548,700
Cost to repurchase common shares	—	$69,745,024	$53,955,970
Average price per share	—	$30.87	$34.84

(1)   During fiscal 2008, we also retired 661,688 shares of common stock tendered upon the exercise of outstanding employee stock options (592,861 to cover share exercise and 68,827 to cover related employee tax withholding liabilities).  The value of such shares on the date redeemed was $23,033,359, representing an average price per share of $34.81.

(2)   The cost to repurchase shares in fiscal 2008 reflects $3,436,230 in common stock repurchases with a June 2007 trade date and a July 2007 settlement date.

(3)   During fiscal 2008, we also retired 555,531 shares of common stock tendered upon the exercise of outstanding employee stock options (410,073 to cover share exercise and 145,458 to cover related employee tax withholding liabilities).  The value of such shares on the date redeemed was $21,506,193, representing an average price per share of $38.71.

For each of the fiscal years presented above, we funded our purchases of treasury stock with existing cash on hand and cash generated through current period operations. During the last three fiscal years, the Board of Directors increased the then remaining share repurchase authorization as follows: to 2.5 million shares on November 15, 2005; to 2.5 million shares on July 25, 2006; to 2.5 million shares on July 24, 2007 and to 2.0 million shares on November 13, 2007.  As of June 30, 2009, we had a remaining Board authorization to repurchase 1.6 million shares.

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

Retailer-Related Guarantees

Independent Retailer Credit Facility

On June 11, 2009, we obligated ourselves, on behalf of one of our independent retailers, with respect to a $0.5 million credit facility (the “Amended Credit Facility”). The Company had previously guaranteed on April 9, 2009, on behalf of the independent retailer, a $0.9 million credit facility (the “Credit Facility”).  This obligation requires us, in the event of the retailer’s default under the Amended Credit Facility, to repurchase the retailer’s inventory, applying such purchase price to the retailer’s outstanding indebtedness under the Amended Credit Facility. Our obligation remains in effect for the life of the term loan.  The agreement expires in April 2011.  The maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is limited to the amount outstanding under the Credit Facility at the time of default (subject to pre-determined lending limits based on the value of the underlying inventory) and, as such, is not an estimate of future cash flows.  No specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this obligation, except to the extent that we maintain the right to take title to the repurchased inventory. We anticipate that the repurchased inventory could subsequently be sold through our retail design center network.

As of June 30, 2009, the amount outstanding under the Amended Credit Facility totaled approximately $0.5 million.  Based on the underlying creditworthiness of the respective retailer, we believe this obligation will expire without requiring funding by us. However, in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, a liability has been established to reflect our non-contingent obligation under this arrangement as a result of modifications made to the Credit Facility subsequent to January 1, 2003.  As of June 30, 2009, the carrying amount of such liability is less than $50,000.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between us and that financial service provider (the “Program Agreement”). Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. Our obligation remains in effect for the term of the Program Agreement which expires in July 2012. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of this agreement also contain a right for the credit card issuer to demand from the Company a letter of credit of up to $12 million if the Company’s credit rating is below investment grade for more than 270 consecutive days. See the Liquidity and Capital Resource section above for more information.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to five years and are provided based on terms that are generally accepted in the industry.  All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation.  In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of June 30, 2009, the Company’s product warranty liability totaled $1.0 million.

Impact of Inflation

We believe inflation had an impact on our business the last three fiscal years but we have generally been able to increase prices, create operational efficiencies, or seek lower cost alternatives in order to offset increases in operating costs and effectively manage our working capital.

Business Outlook

While we cannot forecast, with any degree of certainty, changes in the various macro-economic factors that influence the incoming order rate, we believe that we are well-positioned both for the possibility of continued market weakness and the next phase of economic growth based upon our existing business model which includes: (i) an established brand; (ii) a comprehensive complement of home decorating solutions; and (iii) a vertically-integrated operating structure.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows the Company to choose to measure selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  We adopted SFAS No. 159 on July 1, 2008 and have not elected the permitted fair value measurement provisions of this statement.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, yet does not require any new fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP No. 157-2”), which delayed the effective date of SFAS No. 157 as it relates to non-financial assets and non-financial liabilities until July 1, 2009 for the Company, except for items that are recognized or disclosed at fair value by the Company on a recurring basis.  Effective July 1, 2008, the Company adopted the provisions of SFAS No. 157, except as it relates to those non-financial assets and non-financial liabilities excluded under FSP No. 157-2.  Those excluded items for which the

Company has not applied the fair value provisions of SFAS No. 157 include goodwill and other intangible assets (note 6), assets held for sale (note 2), liabilities for exit or disposal activities (note 2), and business acquisitions (note 3).  The Company is currently evaluating the impact of this statement on the Company’s financial position, results of operations and cash flows as it relates to non-financial assets and non-financial liabilities.  This pronouncement became effective for us on July 1, 2008.  See note 18 for more information.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which requires that unvested share-based payment awards containing non-forfeited rights to dividends be included in the computation of earnings per common share.  The adoption of FSB EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years (July 1, 2009 for the Company).  Retrospective application is required.  We are evaluating this pronouncement but do not expect it to impact basic or diluted earnings per share.

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

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but do not impact earnings or cash flows. At June 30, 2009, we had no floating-rate debt obligations outstanding.  As of that same date, our fixed-rate debt obligations consist, primarily, of the Senior Notes issued on September 27, 2005. The estimated fair value of the Senior Notes as of June 30, 2009, which is based on changes, if any, in interest rates and our creditworthiness subsequent to the date on which the debt was issued, and which has been determined using quoted market prices, was $146 million as compared to a carrying value of $199 million.

Foreign currency exchange risk is primarily limited to our operation of five Ethan Allen-operated retail design centers located in Canada as substantially all purchases of imported parts and finished goods are denominated in United States dollars.  As such, gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on our consolidated results of operations.

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

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data are listed under Item 15 of this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Ethan Allen Interiors Inc.:

We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2009. We also have audited the Company’s internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethan Allen Interiors Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of its operations and their cash flows for each of the years in the three-year period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Ethan Allen Interiors, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Notes 1 and 12 to the consolidated financial statements, effective July 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.

/s/ KPMG LLP

Stamford, Connecticut
August 24, 2009

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2009 and 2008

(In thousands, except share data)

	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$52,960	$74,376
Accounts receivable, less allowance for doubtful accounts of $1,362 at June 30, 2009 and $2,535 at June 30, 2008	13,086	12,672
Inventories (note 4)	156,519	186,265
Prepaid expenses and other current assets	21,060	32,860
Deferred income taxes (note 12)	8,077	6,125
Total current assets	251,702	312,298

Property, plant and equipment, net (note 5)	333,599	350,432
Goodwill and other intangible assets (notes 3 and 6)	45,128	96,823
Other assets	16,056	4,540
Total assets	$646,485	$764,093

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt (note 7)	$42	$41
Customer deposits	31,691	47,297
Accounts payable	22,199	26,444
Accrued compensation and benefits	29,533	32,568
Accrued expenses and other current liabilities	28,998	29,152
Total current liabilities	112,463	135,502

Long-term debt (note 7)	203,106	202,988
Other long-term liabilities	24,993	27,924
Deferred income taxes (note 12)	—	21,906
Total liabilities	340,562	388,320

Shareholders’ equity (notes 9, 10, 11 and 15):
Class A common stock, par value $.01, 150,000,000 shares authorized, 48,334,870 shares issued at June 30, 2009 and 48,251,780 shares issued at June 30, 2008	483	482
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at June 30, 2009 and June 30, 2008	—	—
Preferred stock, par value $.01, 1,055,000 shares authorized, no shares issued and outstanding at June 30, 2009 and 2008	—	—
Additional paid-in capital	356,446	354,725
	356,929	355,207
Less: Treasury stock (at cost), 19,380,941 shares at June 30, 2009 and 19,656,901 shares at June 30, 2008	(583,220)	(588,783)
Retained earnings	531,747	606,648
Accumulated other comprehensive income	467	2,701
Total shareholders’ equity	305,923	375,773
Total liabilities and shareholders’ equity	$646,485	$764,093

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For Years Ended June 30, 2009, 2008 and 2007

(In thousands, except per share data)

	2009	2008	2007

Net Sales	$674,277	$980,045	$1,005,312
Cost of sales	326,935	453,980	478,729
Gross profit	347,342	526,065	526,583

Operating expenses:
Selling	182,800	229,590	223,146
General and administrative	170,312	193,639	178,876
Goodwill impairment (note 6)	48,400	—	—
Restructuring and impairment charge (note 2)	18,601	6,836	13,442
Total operating expenses	420,113	430,065	415,464

Operating income (loss)	(72,771)	96,000	111,119

Interest and other miscellaneous income, net	3,355	7,891	10,369

Interest and other related financing costs (note 7)	11,764	11,713	11,762

Income (loss) before income taxes	(81,180)	92,178	109,726

Income tax expense (benefit) (note 12)	(28,493)	34,106	40,499

Net income (loss)	$(52,687)	$58,072	$69,227

Per share data (notes 10 and 17):

Net income (loss) per basic share	$(1.83)	$1.98	$2.19

Basic weighted average common shares	28,814	29,267	31,566

Net income (loss) per diluted share	$(1.83)	$1.97	$2.15

Diluted weighted average common shares	28,814	29,470	32,261

Dividends declared per common share	$0.65	$0.88	$0.80

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years Ended June 30, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
Operating activities
Net income (loss)	$(52,687)	$58,072	$69,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,635	24,670	23,013
Compensation expense related to share-based awards	1,719	1,260	821
Provision (benefit) for deferred income taxes	(32,158)	(2,364)	200
Excess tax benefits from shared-based awards	—	(2,093)	(5,015)
Goodwill impairment	48,400	—	—
Restructuring and impairment charge	7,038	1,762	9,439
(Gain) loss on disposal of property, plant and equipment	1,001	110	(391)
Other	198	221	500
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(776)	618	6,677
Inventories	31,428	(91)	14,531
Prepaid and other current assets	10,627	3,626	220
Other assets	1,354	660	657
Customer deposits	(16,266)	(9,086)	(4,201)
Accounts payable	(3,835)	3,230	(4,334)
Accrued expenses and other current liabilities	3,590	(3,784)	7,993
Other liabilities	(3,335)	9,326	(148)

Net cash provided by operating activities	21,933	86,137	119,189

Investing activities:
Proceeds from the disposal of property, plant and equipment	6,384	6,943	5,431
Capital expenditures	(22,537)	(60,038)	(59,073)
Acquisitions	(1,366)	(7,777)	(15,297)
Other	(7)	(462)	198

Net cash used in investing activities	(17,526)	(61,334)	(68,741)

Financial activities:
Payments on long-term debt and capital lease obligations	(41)	(40)	(38)
Purchases and retirements of company stock	—	(75,577)	(57,152)
Proceeds from the issuance of common stock	2	474	521
Excess tax benefits from share-based payment arrangements	—	2,093	5,015
Payment of deferred financing costs	(1,380)	—	(107)
Payment of cash dividends	(23,617)	(25,495)	(24,797)

Net cash used in financing activities	(25,036)	(98,545)	(76,558)

Effect of exchange rate changes on cash	(787)	239	188

Net increase (decrease) in cash and cash equivalents	(21,416)	(73,503)	(25,922)

Cash and cash equivalents — beginning of year	74,376	147,879	173,801
Cash and cash equivalents — end of year	$52,960	$74,376	$147,879

Supplemental cash flow information:
Income taxes paid	$8,237	$33,618	$37,561
Interest paid	$11,098	$11,132	$11,173

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Years Ended June 30, 2009, 2008 and 2007

(In thousands, except share data)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Retained
	Stock	Capital	Stock	Income	Earnings	Total

Balance as of June 30, 2006	$467	$307,852	$(421,308)	$935	$529,496	$417,442

Issuance of 767,938 common shares upon the exercise of share-based awards (notes 9 and 11)	7	16,388	—	—	—	16,395
Compensation expense associated with share-based awards (notes 9 and 11)	—	821	—	—	—	821
Tax benefit associated with exercise of share-based awards (notes 9, 11 and 12)	—	5,015	—	—	—	5,015
Charge for early vesting of share-based awards	—	22	—	—	—	22
Treasury shares issued in connection with retail design center acquisition (26,269 shares) (note 3)	—	170	765	—	—	935
Purchase/retirement of 2,104,231 shares of company stock (note 9)	—	—	(75,462)	—	—	(75,462)
Dividends declared on common stock	—	—	—	—	(25,188)	(25,188)
Other comprehensive income (loss) (notes 7 and 15)
Currency translation adjustments	—	—	—	387	—	387
Loss on derivatives, net-of-tax	—	—	—	48	—	48
Net income	—	—	—	—	69,227	69,227
Total comprehensive income						69,662
Balance as of June 30, 2007	474	330,268	(496,005)	1,370	573,535	409,642

Issuance of 770,337 common shares upon the exercise of share-based awards (notes 9 and 11)	8	21,104	—	—	—	21,112
Compensation expense associated with share-based awards (notes 9 and 11)	—	1,260	—	—	—	1,260
Tax benefit associated with exercise of share-based awards (notes 9, 11 and 12)	—	2,093	—	—	—	2,093
FIN 48 transition adjustment	—	—	—	—	683	683
Purchase/retirement of 2,921,319 shares of company stock (note 9)	—	—	(92,778)	—	—	(92,778)
Dividends declared on common stock	—	—	—	—	(25,642)	(25,642)
Other comprehensive income (loss) (notes 7 and 15)
Currency translation adjustments	—	—	—	1,283	—	1,283
Loss on derivatives, net-of-tax	—	—	—	48	—	48
Net income	—	—	—	—	58,072	58,072
Total comprehensive income						59,403
Balance as of June 30, 2008	482	354,725	(588,783)	2,701	606,648	375,773

Issuance of 90 common shares upon the exercise of share-based awards (notes 9 and 11)	1	2	—	—	—	3
Compensation expense associated with share-based awards (notes 9 and 11)	—	1,719	—	—	—	1,719
Tax benefit associated with exercise of share-based awards (notes 9, 11 and 12)	—	—	—	—	—	—
Issuance of treasury shares for 401k match	—	—	5,563	—	(3,431)	2,132
Dividends declared on common stock	—	—	—	—	(18,783)	(18,783)
Other comprehensive income (loss) (note 15)
Currency translation adjustments	—	—	—	(2,282)	—	(2,282)
Loss on derivatives, net-of-tax	—	—	—	48	—	48
Net income	—	—	—	—	(52,687)	(52,687)
Total comprehensive income						52,120
Balance at June 30, 2009	$483	$356,446	$(583,220)	$467	$531,747	$305,923

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2009, 2008 and 2007

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

Nature of Operations

We are a leading manufacturer and retailer of quality home furnishings and accessories, offering a full complement of home decorating and design solutions.  We sell our products through one of the country’s largest home furnishing retail networks with a total of 293 retail design centers, of which 159 are Company-operated and 134 are independently operated.  Nearly all of our Company-operated retail design centers are located in the United States, with the remaining design centers located in Canada. The majority of the independently operated design centers are also located in the United States, with the remaining design centers located throughout Asia, Canada and the Middle East.  We have ten manufacturing facilities, two of which include separate sawmill operations, located throughout the United States and one in Mexico.

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

Goodwill and Other Intangible Assets

Our intangible assets are accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and are comprised, primarily, of goodwill, which represents the excess of cost over the fair value of net assets acquired, and trademarks. In re-assessing the useful lives of our goodwill and other intangible assets upon adoption of SFAS No. 142, we determined these assets to have indefinite useful lives. Accordingly, amortization of these assets ceased on that date.  Prior to the adoption date (July 1, 2001), these assets were amortized on a straight-line basis over forty years.  We conduct an annual impairment analysis the first of April each fiscal year, unless events occur or circumstances change that would more likely than not reduce the fair value of the goodwill or other intangible asset below its carrying value. See note 6 for additional information.

Financial Instruments

Due to their short-term nature, the carrying value of our cash and cash equivalents, receivables and payables, short-term debt and customer deposit liabilities approximates fair value.  The estimated fair value of our long-term debt, which is based on changes, if any, in interest rates and our creditworthiness subsequent to the date on which the debt was issued, and which has been determined using quoted market prices, totaled $146.0 million at June 30, 2009 and $182.1 million and at June 30, 2008, as compared to a carrying value on those dates of $199.0 million and $198.8 million, respectively.  See Note 7 for a discussion of the change in July 2007 of our credit rating.

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

The liability associated with an unrecognized tax benefit is classified as a long-term liability except for the amount for which a cash payment is expected to be made or tax positions settled within one year. We recognize interest and penalties related to income tax matters as a component of income tax expense.

Revenue Recognition

Revenue is recognized when all of the following have occurred: persuasive evidence of a sales arrangement exists (e.g. a wholesale purchase order or retail sales invoice); the sales arrangement specifies a fixed or determinable sales price; product is shipped or services are provided to the customer; and collectibility is reasonably assured.  As such, revenue recognition occurs upon the shipment of goods to independent retailers or, in the case of Ethan Allen-operated retail design centers, upon delivery to the customer.

Shipping and Handling Costs

Our policy is to sell our products at the same delivered cost to all retailers nationwide, regardless of shipping point. Costs incurred to deliver finished goods to the consumer are expensed and recorded in selling, general and administrative expenses. Shipping and handling costs amounted to $68.2 million, $87.4 million, and $87.6 million for fiscal years 2009, 2008, and 2007, respectively.

Advertising Costs

Advertising costs are expensed when first aired or distributed. Our total advertising costs incurred in fiscal years 2009, 2008 and 2007, amounted to $25.1 million, $39.4 million, and $35.9 million, respectively. These amounts are presented net of proceeds received by us under our agreement with the third-party financial institution responsible for administering our consumer finance programs.  Prepaid advertising costs at June 30, 2009 and 2008 totaled $0.9 million and $1.6 million, respectively.

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

Foreign Currency Translation

The functional currency of each Company-operated foreign retail location is the respective local currency.  Assets and liabilities are translated into United States dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred.  Resulting translation adjustments are reported as a component of accumulated other comprehensive income within shareholders’ equity.

Derivative Instruments

We account for derivative instruments in accordance with SFAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 138, which later amended SFAS No. 133.  Upon review of our contracts as of June 30, 2009, we have determined that we have no derivative instruments.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows the Company to choose to measure selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  We adopted SFAS No. 159 on July 1, 2008 and have not elected the permitted fair value measurement provisions of this statement.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, yet does not require any new fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP No. 157-2”), which delayed the effective date of SFAS No. 157 as it relates to non-financial assets and non-financial liabilities until July 1, 2009 for the Company, except for items that are recognized or disclosed at fair value by the Company on a recurring basis.  Effective July 1, 2008, the Company adopted the provisions of SFAS No. 157, except as it relates to those non-financial assets and non-financial liabilities excluded under FSP No. 157-2.  Those excluded items for which the Company has not applied the fair value provisions of SFAS No. 157 include goodwill and other intangible assets (note 6), assets held for sale (note 2), liabilities for exit or disposal activities (note 2), and business acquisitions (note 3).  The Company is currently evaluating the impact of this statement on the Company’s financial position, results of operations and cash flows as it relates to non-financial assets and non-financial liabilities.  This pronouncement became effective for us on July 1, 2008.  See note 18 for more information.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which requires that unvested share-based payment awards containing non-forfeited rights to dividends be included in the computation of earnings per common share.  The adoption of FSB EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years (July 1, 2009 for the Company).  Retrospective application is required.  We are evaluating this pronouncement but do not expect it to impact basic or diluted earnings per share.

(2)           Restructuring and Impairment Charges

In recent years, we have announced and executed plans to consolidate our operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage.

In 2009, the Company made several announcements on changes to our operations as we continue to improve the structure of our business especially in light of the recent economic downturn.  In January 2009, the Company announced a plan to consolidate the operations of its Eldred, Pennsylvania upholstery manufacturing plant and several of its retail service centers. In June 2009, the Company announced the consolidation of its Chino, California operations into its Maiden, North Carolina facility and the consolidation of its Andover, Maine sawmill and dimension mill to its Beecher Falls, Vermont sawmill and dimension mill operations. For these fiscal

2009 actions, the Company estimates pre-tax restructuring, impairment, and other related charges will ultimately approximate $30 million, consisting of $15 million in write down of long-lived assets, $8 million in employee severance and other payroll and benefit costs, and $7 million in other associated costs.  By segment, we expect $23 million in costs for the wholesale segment and $7 million for the retail segment.  Total costs for these 2009 actions in the current fiscal year by segment are $17.0 million for Wholesale, and $2.6 million for Retail all of which have been classified in the Statement of Operations as restructuring and impairment charges. Approximately 800 employee positions and 140 contract worker positions will be eliminated due to these actions.

In January 2008, we announced a plan to consolidate the operations of certain Company-operated retail design centers and retail service centers. In connection with this initiative, we have permanently ceased operations at ten design centers and six retail service centers which, for the most part, were consolidated into other existing operations.  We also implemented our design team concept across the Retail division at the end of the fiscal year.  We recorded pre-tax restructuring, impairment, and other related charges of $6.8 million for fiscal 2008, with $3.3 million for lease cancellation and other costs which will be paid out over periods ranging from less than one to seven years, $2.7 million, which was non-cash in nature, related to fixed asset impairment charges, primarily for real property and leasehold improvements, and $0.9 million was related to employee severance and benefits.  During fiscal 2009, we recorded a net reduction of pre-tax restructuring, impairment, and other related charges of $1.0 million, primarily due to net gains on the sale of real estate of $4.2 million, partly offset by additional charges and adjustments to previous estimates for leased facilities of $2.3 million and employee severance, benefits and other charges of $0.5 million. Cumulative charges to date for these actions total $5.5 million, all of which have been classified in the Statement of Operations as restructuring and impairment charges. In addition to the Retail charges, $0.4 million was recorded in the first quarter of fiscal 2009 to update the fair value of a wholesale plant site held for sale.  These charges are reported to together in the following table.

On September 6, 2006, we announced a plan to close our Spruce Pine, North Carolina case goods manufacturing facility and convert our Atoka, Oklahoma upholstery manufacturing facility into a regional distribution center.  The decision impacted approximately 465 employees.  We recorded a pre-tax restructuring and impairment charge of $14.1 million during the quarter ended September 30, 2006, of which $4.0 million was related to employee severance and benefits and other plant exit costs, and $10.1 million of fixed asset impairment charges. During the first six months of fiscal 2007, adjustments totaling $0.4 million were recorded to reverse remaining previously established accruals which were no longer deemed necessary.

Activity in the Company’s restructuring reserves is summarized in the table below (in thousands) and is classified with accrued expenses and other current liabilities in the Consolidated Balance Sheets:

	Balance June 30, 2008	New charges (credits)	Utilized	Adjust- ments	Balance June 30, 2009
2009 Actions
Employee severance, other payroll and benefit costs	$—	$7,849	$(3,985)	$—	$3,864
Other plant exit costs	—	825	(171)	—	654
Write down of long-lived assets	—	11,347	(10,921)	(426)	—
	$—	$20,021	$(15,077)	$(426)	$4,518

2008 Actions
Employee severance, other payroll and benefit costs	$—	$369	$—	$—	$369
Other plant exit costs	3,358	1,677	(2,769)	626	2,892
Write down of long-lived assets	—	(4,080)	3,664	416	—
	$3,358	$(2,034)	$895	$1,042	$3,261

(3)           Business Acquisitions

The Company’s business acquisition practice with respect to independent retail design centers is to selectively acquire, at market value, design centers located in markets of strategic interest to the Company.  The Company does not actively pursue acquisitions, but is sometimes approached by independent retailers who are retiring.  Acquisitions are subject to a contractual holdback, or reconciliation, period, during which the parties to the transaction may agree to certain normal and customary purchase accounting adjustments.  Goodwill associated with our acquisitions represents the premium paid to the seller related to the acquired business (i.e. market presence).  See Note 6 for further discussion of our goodwill and other intangible assets.

During fiscal 2009, we acquired, in four separate transactions, four Ethan Allen retail design centers (“DCs”) from independent retailers for consideration of approximately $1.8 million in cash and forgiveness of receivables, and assumed customer deposits of $0.7 million and other liabilities of $0.2 million.

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

A summary of our allocation of purchase price in each of the last three fiscal years is provided below (in thousands):

		Fiscal Year Ended June 30,
	2009	2008		2007
	Retail	Wholesale	Retail	Retail
Business segment
Total consideration	$1,841	$4,298	$4,182	$16,957
Assets acquired (liabilities assumed)
Inventory	1,682	1,054	3,236	6,765
PP&E and other assets	242	2,707	1,029	9,177
Customer deposits	(660)	—	(4,311)	(3,070)
A/P and other liabilities	(186)	(100)	34	(425)
Goodwill	$763	$637	$4,194	$4,510

(4)           Inventories

Inventories at June 30 are summarized as follows (in thousands):

	2009	2008
Finished goods	$130,180	$153,981
Work in process	7,476	5,985
Raw materials	18,863	26,299
	$156,519	$186,265

Inventories are presented net of a related valuation allowance of $2.2 million at June 30, 2009 and $2.3 million at June 30, 2008

(5)           Property, Plant and Equipment

Property, plant and equipment at June 30 are summarized as follows (in thousands):

	2009	2008
Land and improvements	$92,903	$89,352
Buildings and improvements	392,940	382,354
Machinery and equipment	110,057	120,243
	595,900	591,949
Less: accumulated depreciation and amortization	(262,301)	(241,517)
	$333,599	$350,432

(6)           Goodwill and Other Intangible Assets

As of June 30, 2009, we had goodwill and other indefinite-lived intangible assets of $25.4 million and $19.7 million, respectively.  Comparable balances as of June 30, 2008 were $77.1 million and $19.7 million, respectively. Goodwill in the wholesale and retail segments was $25.4 million and $0 million, respectively, at June 30, 2009 and $28.2 million and $48.9 million, respectively, at June 30, 2008. The wholesale segment, at both dates, includes additional indefinite-lived intangible assets of $19.7 million, which represent Ethan Allen trade names.

In accordance with SFAS No. 142, we do not amortize goodwill or other indefinite-lived intangible assets but, rather, we conduct an annual impairment analysis of goodwill and other indefinite lived intangible assets the first of April each fiscal year, unless events occur or circumstances change that would more likely than not reduce the fair value of the goodwill or other indefinite lived intangible assets below their carrying value. In determining whether an interim test is appropriate, management considers several factors including changes in the Company’s stock price, financial performance, third party ratings on its long term debt, and expected financial outlook of the business. Methods employed to value the enterprise and the Company’s retail and wholesale segments include the market approach and the income approach, which are reconciled with the total market capitalization of the Company. These valuation methods use historical revenues and cash flows, as well as Company and external analysts’ financial projections and apply discount rates, weighted average cost of capital rates, total invested capital multiples, and premium control multiples. Fair value of our trade name is valued using the relief-from-royalty method. Significant factors used in trade name valuation are royalty rates, future growth and discount rates, and expense rates.

In the fiscal quarter ended December 31, 2008, net sales declined 7.9% from the previous quarter and there was a meaningful decline (34.5%) in the company’s average stock price from the first fiscal quarter to the second (from $26.35 to $17.27). This decline coupled with the sudden and dramatic change in the business climate as seen through the financial crisis with global banking institutions led to an interim evaluation of goodwill and other intangible assets. As a result of these tests, management concluded that the estimated value of the wholesale and retail segments exceeded their carrying values and no impairment was indicated.

In the fiscal quarter ended March 31, 2009, net sales declined 26.0% from the previous quarter resulting in a 660 basis point decline in gross margin plus a further decline (36.2%) in the company’s average stock price (from $17.27 to $11.02). These declines coupled with a significant loss from operations led to a second interim evaluation of goodwill and other intangible assets. As a result of these tests, management concluded the carrying value of goodwill on our retail division’s books exceeded its fair value. Therefore, we recorded a non-cash impairment charge of $48.4 million. No impairment of the goodwill or other indefinite lived assets on our wholesale division’s books was appropriate.

In the fiscal quarter ended June 30, 2009, the Company performed its annual impairment test on April 1 and noted no additional impairment was appropriate. During the quarter, business performance stabilized with net sales slightly lower (1%) than the previous quarter, gross margin improved 160 basis points and there was a slight increase in cash on hand (to $53 million). The average price of our stock increased 9.8% (from $11.02 to $12.11). The ratings on the Company’s long term debt were lowered by third parties to speculative grade and the Company updated its forecasts. The Company considered these factors and concluded that an interim impairment test was not required on the wholesale segment. No additional evaluation of the retail segment was appropriate as all goodwill was written off in the previous fiscal quarter.

There can be no assurance that the outcome of future reviews will not result in substantial impairment charges.  Impairment assessment inherently involves judgments as to assumptions about expected future cash flows and the impact of market conditions on those assumptions.  Future events and changing market conditions may impact our assumptions as to prices, costs or other factors that may result in changes in our estimates of future cash flows.  Although we believe the assumptions we use in testing for impairment are reasonable, significant changes in any of our assumptions could produce a significantly different result.

(7)                                 Borrowings

Total debt obligations at June 30 consist of the following (in thousands):

	2009	2008
5.375% Senior Notes due 2015	$198,997	$198,837
Industrial revenue bonds	3,855	3,855
Other debt obligations	296	337
Total debt	203,148	203,029
Less: current maturities	42	41
Total long-term debt	$203,106	$202,988

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

We used the net proceeds from the offering to expand our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes.  As of June 30, 2009, outstanding borrowings related to this transaction have been included in the Consolidated Balance Sheets within long-term debt. The discount on the Senior Notes is being amortized to interest expense over the life of the related debt as is debt issuance costs of $2.0 million primarily for banking, legal, accounting, rating agency, and printing services and $0.8 million of losses on settled forward contracts entered in conjunction with this debt issuance.

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

Revolving Credit Facility

On January 29, 2009, the Company amended its July 2005 five-year, $200 million unsecured revolving credit facility.  The Amendment reduced the line to $100 million, and contained various operating and financial covenants. On April 29, 2009 the Company terminated the revolving credit facility, due to the Company’s desire to have in place a revolver that provided greater flexibility.  On May 29, 2009, the Company entered into a new three-year, $40 million senior secured asset-based revolving credit facility (“the “Facility”). The Facility provides revolving credit financing of up to $40 million, subject to borrowing base availability, and includes an accordion feature which, if exercised, would provide up to an additional $20 million of financing.

At the Company’s option, revolving loans under the Agreement bear interest at an annual rate of either:

(a)                London Interbank Offered rate (“LIBOR”) plus 3.25% to 4.25%, based on the average availability, or

(b)               the higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) a LIBOR rate plus 1.00% plus, in each case, an additional 2.25% to 3.25%, based on average availability.

The Company will pay a commitment fee of 0.50% per annum on the unused portion of the Facility and participation fees on issued letters of credit at an annual rate of 1.625% to 4.25%, based on the average availability and the letter of credit type, and a fronting fee of 0.125% per annum.

The borrowing base at any time equals the sum of: up to 90% of eligible credit card receivables; plus up to 85% of eligible accounts receivable; plus up to 85% of the net orderly liquidation value of eligible inventory.

The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and also excludes any intellectual property owned by the Company unless availability is less than or equal to $17.5 million.

The Facility contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends); sell certain assets; and make investments. The Company may make restricted payments (including dividends) as long as availability equals or exceeds the greater of (i) 25% of the aggregate commitment or (ii) $12 million.  If the average monthly availability is less than the greater of (i) 15% of the aggregate commitment and (ii) $9 million, the Company is also required to meet a fixed charge coverage ratio financial covenant which may not be less than 1 to 1 for any period of four consecutive fiscal quarters.

The Facility contains customary borrowing conditions and events of default (the occurrence of which would entitle the lenders to accelerate the maturity of any outstanding borrowings and terminate their commitment to make future loans).

At June 30, 2009, we had no revolving loans and $12.5 million in trade and standby letters of credit outstanding under the Credit Agreement. Remaining available borrowing capacity under the Credit Agreement was $27.5 million at that date. During fiscal 2009, Standard & Poor’s (“S&P”) lowered our corporate and senior unsecured credit ratings to BB from BBB-. While the change in our credit rating had no impact on our existing credit facilities, the S&P downgrade, if not improved to investment grade by March 2010, gives a right to the issuer of our private label credit cards to demand a standby letter of credit of up to $12 million. Any additional letters of credit would reduce the credit available for borrowings under the revolver.

Other Borrowings

Approximately $3.9 million of our outstanding debt is related to industrial revenue bonds which were issued to finance capital improvements at the Ethan Allen Hotel and Conference Center, which is adjacent to our corporate headquarters in Danbury, Connecticut. These bonds bear interest at a fixed rate of 7.50% and have a remaining maturity of three years.  For fiscal years ended June 30, 2009, 2008 and 2007, the weighted-average interest rates applicable under our outstanding debt obligations for each year were 5.53%.

Aggregate scheduled maturities of our debt obligations for each of the five fiscal years subsequent to June 30, 2009, and thereafter are as follows (in thousands):

Fiscal Year Ended June 30
2010	$42
2011	3,898
2012	19
2013	11
2014	11
Subsequent to 2014	199,167
Total scheduled debt payments	$203,148

Independent Retailer Credit Facility

On June 11, 2009, we obligated ourselves, on behalf of one of our independent retailers, with respect to a $0.5 million non-revolving line of credit facility on which there is no further availability for borrowing (the “Amended Credit Facility”). The Company had previously guaranteed on April 9, 2009, on behalf of the independent retailer, a $0.9 million credit facility comprised of a $0.6 million revolving line of credit and a $0.3 million term loan (the “Credit Facility”).  On June 11, 2009, the Company purchased from the independent retailer one of the design centers which was collateral under the Credit Facility.  Some of the proceeds were used by the independent retailer to pay down a portion of the Credit Facility, whereupon the Company entered into the Amended Credit Facility.  This obligation requires us, in the event of the retailer’s default under the Amended Credit Facility, to repurchase the retailer’s inventory, applying such purchase price to the retailer’s outstanding indebtedness under the Amended Credit Facility. Our obligation remains in effect for the life of the term loan.  The agreement expires in April 2011.  The original agreement, which expired in April 2008, was replaced with a new agreement with the same terms and conditions dated December 2008, and amended on April 9, 2009.  The maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is limited to the amount outstanding under the Credit Facility at the time of default (subject to pre-determined lending limits based on the value of the underlying inventory) and, as such, is not an estimate of future cash flows.  No specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this obligation, except to the extent that we maintain the right to take title to the repurchased inventory. We anticipate that the repurchased inventory could subsequently be sold through our retail design center network.

As of June 30, 2009, the amount outstanding under the Amended Credit Facility totaled approximately $0.5 million.  Based on the underlying creditworthiness of the respective retailer, we believe this obligation will expire without requiring funding by us. However, in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, a liability has been established to reflect our non-contingent obligation under this arrangement as a result of modifications made to the Credit Facility subsequent to January 1, 2003.  As of June 30, 2009, the carrying amount of such liability is less than $50,000.

(8)           Leases

We lease real property and equipment under various operating lease agreements expiring through 2033. Leases covering retail design center locations and equipment may require, in addition to stated minimums, contingent rentals based on retail sales or equipment usage. Generally, the leases provide for renewal for various periods at stipulated rates. Future minimum lease payments under non-cancelable operating leases for each of the five fiscal years subsequent to June 30, 2009, and thereafter are as follows (in thousands):

Fiscal Year Ended June 30
2010	$36,863
2011	31,057
2012	28,579
2013	24,059
2014	17,009
Subsequent to 2014	96,951
Total minimum lease payments	$234,518

The above amounts will be offset in the aggregate by minimum future rentals from subleases of $6.2 million, which is due to be received as follows: $1.0 million in 2010; $0.9 million in 2011; $0.9 million in 2012; $0.9 million in 2013; $0.5 million in 2014; and $2.0 million subsequent to 2014.

Total rent expense for each of the past three fiscal years ended June 30 was as follows (in thousands):

	2009	2008	2007
Basic rentals under operating leases	$38,522	$40,387	$35,637
Contingent rentals under operating lease	182	589	524
	38,704	40,976	36,161
Less: sublease rent	(1,256)	(2,395)	(2,899)
Total rent expense	$37,448	$38,580	$33,262

As of June 30, 2009 and 2008, deferred rent credits totaling $11.6 million and $9.8 million, respectively, and deferred lease incentives totaling $2.8 million at both year ends, are reflected in the Consolidated Balance Sheets.  These amounts are amortized over the respective underlying lease terms on a straight-line basis as a reduction of rent expense.

(9)           Shareholders’ Equity

Our authorized capital stock consists of (a) 150,000,000 shares of Class A Common Stock, par value $.01 per share, (b) 600,000 shares of Class B Common Stock, par value $.01 per share, and (c) 1,055,000 shares of Preferred Stock, par value $.01 per share, of which (i) 30,000 shares have been designated Series A Redeemable Convertible Preferred Stock, (ii) 30,000 shares have been designated Series B Redeemable Convertible Preferred Stock, (iii) 155,010 shares have been designated as Series C Junior Participating Preferred Stock, and (iv) the remaining 839,990 shares may be designated by the Board of Directors with such rights and preferences as they determine (all such preferred stock, collectively, the “Preferred Stock”).  Shares of Class B Common Stock are convertible to shares of our Common Stock upon the occurrence of certain events or other specified conditions being met. As of June 30, 2009 and 2008, there were no shares of Preferred Stock or Class B Common Stock issued or outstanding.

Share Repurchase Program

On November 21, 2002, the Company’s Board of Directors approved a share repurchase program authorizing us to repurchase up to 2.0 million shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us.  Subsequent to that date, the Board of Directors increased the then remaining share repurchase authorization as follows: to 2.5 million shares on April 27, 2004; to 2.0 million shares on November 16, 2004; to 2.0 million shares on April 26, 2005; to 2.5 million shares on November 15, 2005; to 2.5 million shares on July 25, 2006; to 2.5 million shares on July 24, 2007, and to 2.0 million shares on November 13, 2007.  As of June 30, 2009 we had a remaining Board authorization to repurchase 1.6 million shares.

All of our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity. During fiscal years 2009, 2008 and 2007, we repurchased and/or retired the following shares of our common stock:

	2009	2008 (1)	2007(2)(3)
Common shares repurchased	—	2,259,631	1,548,700
Cost to repurchase common shares	—	$69,745,024	$53,955,970
Average price per share	—	$30.87	$34.84

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

The Rights Plan provides for adjustment to the number of Rights which accompanies each share of our common stock (whether then outstanding or thereafter issued) upon the occurrence of various events after July 10, 1996, including stock splits.  We effected a 2-for-1 stock split on September 3, 1997 and a 3-for-2 stock split on May 24, 1999.  Accordingly, at June 30, 2009, each share of our common stock was accompanied by one-third of one Right.

(10)         Earnings per Share

The following table sets forth the calculation of weighted average shares for the fiscal years ended June 30 (in thousands):

	2009	2008	2007
Weighted average common shares outstanding for basic calculation	28,814	29,267	31,566
Effect of dilutive stock options and share based awards	—	203	695
Weighted average common shares outstanding adjusted for diluted calculation	28,814	29,470	32,261

Certain restricted stock awards and the potential exercise of certain stock options were excluded from the respective diluted earnings per share calculation because their impact is anti-dilutive.  In 2009, 2008 and 2007, stock options and share based awards of 2,228,121, 1,713,323 and 750,981, respectively, have been excluded.

(11)         Share-Based Compensation

For the twelve months ended June 30, 2009, 2008, and 2007, share-based compensation expense totaled $1.7 million, $1.3 million, and $0.8 million respectively.  These amounts have been included in the Consolidated Statements of Operations within selling, general and administrative expenses.  During the twelve months ended June 30, 2009, 2008, and 2007, we recognized related tax benefits associated with our share-based compensation arrangements totaling $0.6 million, $0.5 million and $0.3 million, respectively.  Such amounts have been included in the Consolidated Statements of Operations within income tax expense.

We estimate, as of the date of grant, the fair value of stock options awarded using the Black-Scholes option-pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e. expected volatility) and option exercise activity (i.e. expected life). Expected volatility is based on the historical volatility of our stock. The risk-free rate of return is based on the U.S. Treasury bill rate for the term closest matching the expected life of the grant. The dividend yield is based on the annualized dividend rate at the grant date relative to the grant date stock price. The expected life of options granted, which represents the period of time that the options are expected to be outstanding, is based, primarily, on historical data.  The weighted average assumptions used for fiscal years ended June 30 are noted in the following table:

	2009	2008	2007
Volatility	34.4%	35.8%	28.14%
Risk-free rate of return	3.21%	4.51%	4.97%
Dividend yield	5.11%	2.69%	2.18%
Expected average life	7.4 years	9.3 years	6.0 years

At June 30, 2009, we had 7,317,409 shares of common stock reserved for issuance pursuant to the following share-based compensation plans:

1992 Stock Option Plan

The Plan provides for the grant of non-compensatory stock options to eligible employees and non-employee directors.  Stock options granted under the Plan are non-qualified under Section 422 of the Internal Revenue code and allow for the purchase of shares of our common stock.  The maximum number of shares of common stock reserved for issuance under the Plan is 6,487,867 shares. The Plan also provides for the issuance of stock appreciation rights (“SARs”) on issued options, however, no SARs have been issued as of June 30, 2009.  The awarding of such options is determined by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer.  Option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant, vest ratably over a specified service period (4 years for awards to employees; 2 years for awards to independent directors), and have a contractual term of 10 years.

On October 10, 2007, the Company’s Board of Directors and M. Farooq Kathwari, our President and Chief Executive Officer, agreed to the terms of a new employment agreement expiring on June 30, 2012 (“2007 Employment Agreement”).  This agreement was effective as of October 1, 2007 and served to supersede all terms and conditions set forth in his previous employment agreement dated August 1, 2002 (the “2002 Employment Agreement”). Pursuant to the terms of the 2007 Employment Agreement, Mr. Kathwari was awarded on October 10, 2007, July 1, 2008, and July 1, 2009, options to purchase 150,000, 90,000 and 60,000 shares respectively, of our common stock.  These options were issued at an exercise price of $34.03, $24.62, and $10.68 per share respectively (the price of a share of our common stock on the New York Stock Exchange on those dates).  The 2007 grant vests in three installments of 33 1/3% on each June 30 of 2008, 2009, and 2010.  The 2008 grant vests in two installments of 50% on each June 30 of 2009 and 2010.  The 2009 grant vests on June 30, 2010. On November 11, 2008 Mr. Kathwari was awarded options to purchase 50,000 shares of our common stock at an exercise price of $15.93 (the price of a share of our common stock on the New York Stock Exchange on that date). This grant vests in four equal installments on the anniversary date of the grant.

A summary of stock option activity occurring during the fiscal year ended June 30, 2009 is presented below:

Options	Shares	Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding - June 30, 2008	1,768,457	$33.23
Granted	291,060	19.58
Exercised	(90)	25.00
Canceled (forfeited/expired)	(73,291)	27.22
Outstanding - June 30, 2009	1,986,136	31.45	5.0	—
Exercisable – June 30, 2009	1,667,380	$33.19	4.2	—

The weighted average grant-date fair value of options granted during fiscal 2009, 2008, and 2007 was $4.58, $12.06 and $9.91 respectively.  The total intrinsic value of options exercised during 2009, 2008 and 2007 was $0.0 million, $5.7 million, and $13.5 million, respectively. As of June 30, 2009, there was $1.9 million of total unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.7 years.  A summary of the nonvested shares as of June 30, 2009 and changes during the year then ended is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested June 30, 2008	170,276	$11.16
Granted	291,060	4.58
Vested	(130,820)	10.18
Canceled (forfeited/expired)	(11,760)	4.32
Nonvested at June 30, 2009	318,756	$5.80

In connection with the 1992 Stock Option Plan, the following two stock award plans have also been established:

Restricted Stock Awards

In connection with the 2007 Employment Agreement, Mr. Kathwari received on November 13, 2007 and July 1, 2008, and will be awarded on July 1, 2009, an annual award of 20,000 shares of restricted stock (for a total award of 60,000 shares), with vesting based on the performance of the Company’s stock price during the three year periods subsequent to the award date as compared to the Standard and Poor’s 500 index.  Mr. Kathwari also received on November 13, 2007, 15,000 shares of restricted stock which vest ratably over a five year period through June 30, 2012.  On November 11, 2008 Mr. Kathwari received an award of 60,000 shares of restricted stock, which provided for vesting to occur if specific financial objectives were achieved during the final three quarters of fiscal 2009.  The financial objectives were not achieved and the shares were forfeited. A summary of nonvested restricted share activity occurring during the fiscal year ended June 30, 2009 is presented below.

		Weighed Average
		Grant-Date
Nonvested Restricted Shares	Shares	Fair Value
Nonvested - June 30, 2008	35,000	$22.19
Granted	83,000	10.28
Vested	(5,000)	30.55
Canceled (forfeited/expired)	(60,000)	8.22
Nonvested - June 30, 2009	53,000	$18.56

As of June 30, 2009, there was $0.5 million of total unrecognized compensation cost related to restricted shares granted under the Plan.  That cost is expected to be recognized over a weighted average period of 2.7 years.  The total fair value of restricted shares vested during the fiscal years ending June 30, 2009 and 2008 was $0.2 million and $0.1 million respectively.

Stock Unit Awards

In connection with previous employment agreements, Mr. Kathwari was deemed to have earned 126,000 stock units.  In the event of the termination of his employment, regardless of the reason for termination, Mr. Kathwari will receive shares of common stock equal to the number of stock units earned.

(12)         Income Taxes

Total income taxes were allocated as follows for the fiscal years ended June 30 (in thousands):

	2009	2008	2007
Income (loss) from operations	$(28,493)	$34,106	$40,499
Shareholders’ equity	—	(2,093)	(5,015)
Total	$(28,493)	$32,013	$35,484

The income taxes credited to shareholders’ equity relate to the excess tax benefit arising from the exercise of employee stock options.

Income tax expense (benefit) attributable to income from operations consists of the following for the fiscal years ended June 30 (in thousands):

	2009	2008	2007
Current:
Federal	$2,657	$32,431	$34,768
State	975	4,151	5,125
Foreign	33	(112)	406
Total current	3,665	36,470	40,299
Deferred:
Federal	(30,200)	(2,172)	190
State	(1,958)	(192)	10
Total deferred	(32,158)	(2,364)	200
Income tax expense	$(28,493)	$34,106	$40,499

The following is a reconciliation of expected income tax expense (benefit) (computed by applying the federal statutory income tax rate to income before taxes) to actual income tax expense (benefit) (in thousands):

	2009		2008		2007
Expected income tax expense (benefit)	$(28,413)	35.0%	$32,262	35.0%	$38,404	35.0%
State income taxes (benefit), net of federal income tax	(3,237)	4.0%	2,698	2.9%	3,331	3.0%
Valuation allowance	2,088	(2.6)%	—	0.0%	—	0.0%
Goodwill impairment	1,402	(1.7)%	—	0.0%	—	0.0%
Section 199 Qualified Production Activities deduction	—	0.0%	(1,100)	(1.2)%	(630)	(0.6)%
Other, net	(333)	0.4%	246	0.3%	(606)	(0.5)%
Actual income tax expense (benefit)	$(28,493)	35.1%	$34,106	37.0%	$40,499	36.9%

The significant components of the deferred tax expense (benefit) are as follows (in thousands):

	2009	2008	2007
Deferred tax expense (benefit):
Commissions	$(3,045)	$(426)	$211
Restructuring costs	(4,469)	(1,238)	—
Acquired goodwill	(16,191)	1,018	927
Amortization and depreciation	(7,126)	(1,767)	(1,515)
Federal, foreign and state net operating losses	(2,870)	—	—
Other	(545)	10	538
Utilization of net operating loss and tax credit carryforwards	—	39	39
Total deferred tax expense (benefit)	$(34,246)	$(2,364)	$200
Less: Valuation allowance	2,088	—	—
Net deferred tax expense (benefit)	$(32,158)	$(2,364)	$200

The deferred income tax asset and liability balances at June 30 (in thousands) include:

	2009	2008
Deferred tax assets:
Accounts receivable	$531	$963
Property, plant and equipment	2,391	—
Employee compensation accruals	6,436	10,236
Stock based compensation	2,227	1,514
Deferred rent credits	5,439	4,619
Restructuring charges	5,762	1,345
Net operating loss carryforwards	2,870	30
Other, net	3,301	2,670
Total deferred tax asset	28,957	21,377
Less: Valuation allowance	(2,088)	—
Net deferred tax assets	26,869	21,377

Deferred tax liabilities:
Inventories	1,425	2,719
Property, plant and equipment	—	7,577
Intangible assets other than goodwill	5,180	20,737
Commissions	353	3,642
Other accrued liabilities	—	2,483
Other, net	37	—
Total deferred tax liability	6,995	37,158

Net deferred tax asset (liability)	$19,874	$(15,781)

The deferred income tax balances are classified in the Consolidated Balance Sheets as follows at June 30 (in thousands):

	2009	2008
Current assets	$9,502	$11,111
Non-current assets	17,367	10,266
Current liabilities	1,425	4,986
Non-current liabilities	5,570	32,172
Total net deferred tax asset (liability)	$19,874	$(15,781)

Note:   Current deferred tax assets and liabilities and non-current deferred tax assets and liabilities have been presented net in the Consolidated Balance Sheets.

In accordance with SFAS No. 109, Accounting for Income Taxes, we evaluate our deferred taxes to determine if the “more likely than not” standard of evidence has not been met thereby supporting the need for a valuation allowance. In fiscal 2009, due to significant losses incurred in our retail segment, the uncertain outlook regarding the current economic recession, and the lack of carry-back availability due to limitations imposed by certain states and Canada, we established valuation allowances of $2.1 million against certain state and Canada deferred tax assets primarily for net operating losses. Our state net operating losses and credits expire between fiscal year 2014 and 2029 and for Canada expire in fiscal 2029. At June 30, 2009 we had, for U.S. federal income tax purposes, a net operating loss of $4.3 million which expires in 2029. We believe it is more likely than not that our deferred tax assets and credits for U.S. federal income tax purposes will be realized due to sufficient historical and anticipated future pre-tax earnings and we therefore have not established valuation allowances for these assets.

Uncertain Tax Positions

Effective July 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. As a result of the adoption of FIN 48, we recorded a cumulative effect of a change in accounting principle adjustment of $0.7 million as an increase to beginning retained earnings. Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense. If the $13.1 million of unrecognized tax benefits and related interest and penalties as of June 30, 2009 were recognized, approximately $10.8 million would be recorded as a benefit to income tax expense.

	2009	2008
A reconciliation of the beginning and ending amount of unrecognized tax benefits including related interest and penalties as of June 30, 2009 is as follows (in thousands):
Beginning balance	$13,633	$13,988
Additions based on tax positions in the current year	399	458
Additions for tax positions in prior years	1,264	2,377
Reductions for tax positions of prior years due to:
Statute expiration	(895)	(360)
Settlements	(1,341)	(2,830)

Ending balance	$13,060	$13,633

It is reasonably possible that various issues relating to approximately $3.7 million of the total gross unrecognized tax benefits as of June 30, 2009 will be resolved within the next twelve months as exams are completed or statutes expire. If recognized, approximately $3.7 million of unrecognized tax benefits would reduce our tax expense in the period realized. However, actual results could differ from those currently anticipated.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions.  In the normal course of business, the Company is subject to examination by the taxing authorities in such major jurisdictions as Canada, Mexico and the U.S.   As of June 30, 2009 certain subsidiaries of the Company are currently under audit from 2001 through 2008 in the U.S.  While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant.

(13)         Employee Retirement Programs

The Ethan Allen Retirement Savings Plan

The Ethan Allen Retirement Savings Plan (the “Savings Plan”) is a defined contribution plan, which is offered to substantially all of our employees who have completed three consecutive months of service regardless of hours worked.

We may, at our discretion, make a matching contribution to the 401(k) portion of the Savings Plan on behalf of each participant, provided the contribution does not exceed the lesser of 50% of the participant’s contribution or $500 per participant per Savings Plan year.  Total profit sharing and 401(k) Company match expense amounted to $1.3 million in 2009, $3.7 million in 2008, and $4.3 million in 2007.  The contribution was made in shares of the Company’s common stock in 2009 and in cash in 2008 and 2007.

Other Retirement Plans and Benefits

Ethan Allen provides additional benefits to selected members of senior and middle management in the form of previously entered deferred compensation arrangements and a management cash bonus and other incentive programs.  The total cost (credit) of these benefits was ($0.7) million, $1.2 million, and $2.7 million in 2009, 2008 and 2007, respectively.

(14)         Litigation

Environmental Matters

We and our subsidiaries are subject to various environmental laws and regulations. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials.

During the fiscal year ending June 30, 2009, our liability with respect to three active sites currently listed, or proposed for inclusion, on the National Priorities List (“NPL”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), where we and/or our subsidiaries had been named as a Potentially Responsive Party (“PRP”) located in Southington, Connecticut; High Point, North Carolina; and Atlanta, Georgia has been resolved.

In each case we were not a major contributor based on the very small volume of waste generated by us in relation to total volume at those sites and were able to take part in de minimus settlement arrangements.  Specifically, with respect to the Southington site, our volumetric share is less than 1% of over 51 million gallons disposed of at the site and there are more than 1,000 PRPs.  With respect to the High Point site, our volumetric share is less than 1% of over 18 million gallons disposed of at the site and there are more than 2,000 PRPs, including more than 1,000 de minimis parties (of which we are one). With respect to the Atlanta site, a former solvent recycling/reclamation facility, our volumetric share is less than 1% of over 20 million gallons disposed of at the site by more than 1,700 PRPs.

In addition to the now settled actions discussed above, in July 2000, we were notified by the State of New York (the “State”) that we may be named a PRP in a separate, unrelated matter with respect to a site located in Carroll, New York.   In May, 2009, we were notified by the State that it had conducted an initial environmental study and that we have been named as a PRP.  We believe that we are not a major contributor; however, a review of the initial environmental study is ongoing.

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

As of June 30, 2009, we believe that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.  We believe our currently anticipated capital expenditures for environmental control facility matters are not material.

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

Our accumulated other comprehensive income, which is comprised of losses on certain derivative instruments and accumulated foreign currency translation adjustments, totaled $0.5 million at June 30, 2009 and $2.7 million at June 30, 2008.  Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operation of five Ethan Allen-operated retail design centers located in Canada. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

(16)         Segment Information

Our operations are classified into two operating segments: wholesale and retail.  These operating segments represent strategic business areas which, although they operate separately and provide their own distinctive services, enable us to more effectively offer our complete line of home furnishings and accessories.

The wholesale segment is principally involved in the development of the Ethan Allen brand, which encompasses the design, manufacture, domestic and off-shore sourcing, sale and distribution of a full range of home furnishings and accessories to a network of independently operated and Ethan Allen-operated design centers as well as related marketing and brand awareness efforts.  Wholesale revenue is generated upon the wholesale sale and shipment of our product to all retail design centers, including those operated by Ethan Allen.  Wholesale profitability includes (i) the wholesale gross margin, which represents the difference between the wholesale sales price and the cost associated with manufacturing and/or sourcing the related product, and (ii) other operating costs associated with wholesale segment activities.

The retail segment sells home furnishings and accessories to consumers through a network of Company-operated design centers.  Retail revenue is generated upon the retail sale and delivery of our product to our customers.  Retail profitability includes (i) the retail gross margin, which represents the difference between the retail sales price and the cost of goods purchased from the wholesale segment, and (ii) other operating costs associated with retail segment activities.

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

A breakdown of wholesale sales by product line for each of the last three fiscal years ended June 30 is provided below:

	2009	2008	2007
Case Goods	41%	43%	44%
Upholstered Products	41	40	38
Home Accessories and Other	18	17	18
	100%	100%	100%

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

	2009	2008	2007
Net Sales:
Wholesale segment	$403,378	$616,230	$656,035
Retail segment	508,621	724,586	698,611
Elimination of inter-company sales	(237,722)	(360,771)	(349,334)
Consolidated Total	$674,277	$980,045	$1,005,312

Operating Income:
Wholesale segment (1)	$6,670	$100,324	$99,215
Retail segment (2)	(92,100)	(2,800)	15,162
Adjustment for inter-company profit (3)	12,659	(1,524)	(3,258)
Consolidated Total	$(72,771)	$96,000	$111,119

Capital Expenditures:
Wholesale segment	$3,246	$7,347	$8,791
Retail segment	19,291	52,691	50,282
Acquisitions (4) (5)	1,366	7,168	15,906
Consolidated Total	$23,903	$67,206	$74,979

	June 30	June 30	June 30,
	2009	2008	2007
Total Assets:
Wholesale segment	$276,250	$345,080	$416,237
Retail segment	397,877	459,842	425,382
Inventory profit elimination (6)	(27,642)	(40,829)	(39,021)
Consolidated Total	$646,485	$764,093	$802,598

(1)   Operating income for the wholesale segment for the twelve months ended June 30, 2009 and 2007 includes pre-tax restructuring and impairment charges of $17.4 million and $13.4 million, respectively.

(2)   Operating income for the retail segment for the twelve months ended June 30, 2009 and 2008 includes pre-tax restructuring and impairment charges of $49.6 million and $6.8 million respectively.

(3)   Represents the change in the inventory profit elimination entry necessary to adjust for the embedded wholesale profit contained in Ethan Allen-operated design center inventory existing at the end of the period.  See footnote 6 below.

(4)   Acquisitions include the purchase of four retail design centers in 2009, five retail design centers and a cut and sew upholstery facility in 2008 and 12 retail design centers in 2007.   See Note 3.

(5)   Amount reflected as acquisitions for 2007 includes purchase of a retail design center with an effective (closing) date of June 30, 2007.  However, the consideration paid in connection with this acquisition was not funded until July 2, 2007.

(6)   Represents the embedded wholesale profit contained in Ethan Allen-operated design center inventory that has not yet been realized. These profits are realized when the related inventory is sold.

There are 46 independent retail design centers located outside the United States.  Approximately 3.3% of our net sales are derived from sales to these retail design centers.

(17)         Selected Quarterly Financial Data (Unaudited)

Tabulated below is selected financial data for each quarter of the fiscal years ended June 30, 2009, 2008, and 2007 (in thousands, except per share data):

	Quarter Ended
	September 30	December 31	March 31	June 30
Fiscal 2009:
Net sales	$205,841	$189,558	$140,221	$138,657
Gross profit	111,941	101,801	66,050	67,550
Net income (loss)	7,422	5,488	(48,674)	(16,923)
Earnings (loss) per basic share (1)	0.26	0.19	(1.69)	(0.58)
Earnings (loss) per diluted share (1)	0.26	0.19	(1.69)	(0.58)
Dividend per common share	0.25	0.25	0.10	0.05

Fiscal 2008:
Net sales	$248,727	$259,510	$235,901	$235,907
Gross profit	133,457	139,453	125,187	127,968
Net income	17,504	20,622	8,846	11,100
Earnings per basic share (1)	0.58	0.70	0.31	0.39
Earnings per diluted share (1)	0.57	0.70	0.30	0.39
Dividend per common share	0.22	0.22	0.22	0.22

Fiscal 2007:
Net sales	$242,823	$257,419	$246,539	$258,531
Gross profit	126,329	133,750	128,516	137,988
Net income	8,452	22,792	17,499	20,484
Earnings per basic share (1)	0.27	0.72	0.55	0.66
Earnings per diluted share (1)	0.26	0.70	0.54	0.65
Dividend per common share	0.20	0.20	0.20	0.20

(1)    The sum of the quarterly earnings per share may not equal the full-year total due to rounding and/or changes in share count.

(18)         Financial Instruments

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

At June 30, 2009, the Company’s assets and liabilities measured at fair value on a recurring basis consist of $53.0 million in cash equivalents, which were valued using Level 1 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including our cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the third quarter of fiscal, 2009, we determined that the goodwill for the Retail segment was impaired, and a goodwill impairment charge of $48.4 million was recorded (also see note 6).

(19)         Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2009 through August 24, 2009, which was the date the financial statements were issued (filed with the SEC).

(20)         Financial Information About the Parent, the Issuer and the Guarantors

On September 27, 2005, Global (the “Issuer”) issued $200 million aggregate principal amount of Senior Notes which have been guaranteed on a senior basis by Interiors (the “Parent”), and other wholly owned domestic subsidiaries of the Issuer and the Parent, including Ethan Allen Retail, Inc., Ethan Allen Operations, Inc., Ethan Allen Realty, LLC, Lake Avenue Associates, Inc. and Manor House, Inc. The subsidiary guarantors (other than the Parent) are collectively called the “Guarantors”.  The guarantees of the Guarantors are unsecured.  All of the guarantees are full, unconditional and joint and several and the Issuer and each of the Guarantors are 100% owned by the Parent. Ethan Allen (UK) Ltd. and our other subsidiaries which are not guarantors are called the “Non-Guarantors”. During the quarter ended December 31, 2008, we determined that our international subsidiaries in Canada and Mexico are non-guarantors. The Company has reclassified, for all prior periods presented, the financial results of these international subsidiaries to reflect their non-guarantor status.

The following tables set forth the condensed consolidating balance sheets as of June 30, 2009 and June 30, 2008, the condensed consolidating statements of operations for the twelve months ended June 30, 2009, 2008 and 2007, and the condensed consolidating statements of cash flows for the twelve months ended June 30, 2009, 2008 and 2007of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

CONDENSED CONSOLIDATING BALANCE SHEET

(in thousands)

June 30, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$47,712	$3,592	$1,656	$—	$52,960
Accounts receivable, net	—	12,049	783	254	—	13,086
Inventories	—	—	179,705	4,456	(27,642)	156,519
Prepaid expenses and other current assets	—	20,509	8,084	544	—	29,137
Intercompany receivables	—	782,736	227,453	(3,010)	(1,007,179)	0
Total current assets	—	863,006	419,617	3,900	(1,034,821)	251,702

Property, plant and equipment, net	—	11,748	317,144	4,707	—	333,599
Goodwill and other intangible assets	—	37,905	7,223	—	—	45,128
Other assets	—	15,323	727	6	—	16,056
Investment in affiliated companies	612,391	(20,616)	—	—	(591,775)	—
Total assets	612,391	907,366	744,711	8,613	(1,626,596)	646,485

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	—	—	42	—	—	42
Customer deposits	—	—	30,412	1,279	—	31,691
Accounts payable	—	8,851	13,106	242	—	22,199
Accrued expenses and other current liabilities	1,552	41,004	15,707	268	—	58,531
Intercompany payables	304,917	8,123	687,826	6,313	(1,007,179)	—
Total current liabilities	306,469	57,978	747,093	8,102	(1,007,179)	112,463

Long-term debt	—	198,998	4,108	—	—	203,106
Other long-term liabilities	—	10,565	14,290	138	—	24,993
Deferred income taxes	—	—	—	—	—	—
Total liabilities	306,469	267,541	765,491	8,240	(1,007,179)	340,562

Shareholders’ equity	305,922	639,825	(20,780)	373	(619,417)	305,923
Total liabilities and shareholders’ equity	$612,391	$907,366	$744,711	$8,613	$(1,626,596)	$646,485

CONDENSED CONSOLIDATING BALANCE SHEET

(in thousands)

June 30, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$71,117	$1,307	$1,952	$—	$74,376
Accounts receivable, net	—	11,937	431	304	—	12,672
Inventories	—	—	222,130	4,964	(40,829)	186,265
Prepaid expenses and other current assets	—	17,475	21,020	490	—	38,985
Intercompany receivables	—	712,981	209,471	—	(922,452)	—
Total current assets	—	813,510	454,359	7,710	(963,281)	312,298

Property, plant and equipment, net	—	13,186	331,581	5,665	—	350,432
Goodwill and other intangible assets	—	37,905	55,189	3,729	—	96,823
Other assets	—	3,604	929	7	—	4,540
Investment in affiliated companies	665,427	118,371	—	—	(783,798)	—
Total assets	665,427	986,576	842,058	17,111	(1,747,079)	764,093

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	—	—	41	—	—	41
Customer deposits	—	—	45,486	1,811	—	47,297
Accounts payable	—	9,785	15,936	723	—	26,444
Accrued expenses and other current liabilities	6,438	36,885	18,022	375	—	61,720
Intercompany payables	283,216	597	628,925	9,714	(922,452)	—
Total current liabilities	289,654	47,267	708,410	12,623	(922,452)	135,502

Long-term debt	—	198,837	4,151	—	—	202,988
Other long-term liabilities	—	15,360	12,380	184	—	27,924
Deferred income taxes	—	21,906	—	—	—	21,906
Total liabilities	289,654	283,370	724,941	12,807	(922,452)	388,320

Shareholders’ equity	375,773	703,206	117,117	4,304	(824,627)	375,773
Total liabilities and shareholders’ equity	$665,427	$986,576	$842,058	$17,111	$(1,747,079)	$764,093

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(in thousands)

Year Ended June 30, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$404,543	$676,740	$21,042	$(428,048)	$674,277
Cost of sales	—	302,359	453,868	12,007	(441,299)	326,935
Gross profit	—	102,184	222,872	9,035	13,251	347,342

Selling, general and administrative expenses	165	49,191	293,296	10,460	—	353,112
Restructuring and impairment charges	—	—	67,001	—	—	67,001
Total operating expenses	165	49,191	360,297	10,460	—	420,113
Operating income (loss)	(165)	52,993	(137,425)	(1,425)	13,251	(72,771)

Interest and other miscellaneous income (expense), net	(52,522)	(135,736)	43	83	191,487	3,355
Interest and other related financing costs	—	11,459	305	—	—	11,764
Income (loss) before income tax expense	(52,687)	(94,202)	(137,687)	(1,342)	204,738	(81,180)
Income tax expense (benefit)	—	(28,493)	—	—	—	(28,493)
Net income/(loss)	$(52,687)	$(65,709)	$(137,687)	$(1,342)	$204,738	$(52,687)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(in thousands)

Year Ended June 30, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$617,547	$982,404	$27,192	$(647,098)	$980,045
Cost of sales	—	436,642	648,437	14,279	(645,378)	453,980
Gross profit	—	180,905	333,967	12,913	(1,720)	526,065

Selling, general and administrative expenses	166	50,555	359,719	12,789	—	423,229
Restructuring and impairment charges	—	—	6,836	—	—	6,836
Total operating expenses	166	50,555	366,555	12,789	—	430,065
Operating income (loss)	(166)	130,350	(32,588)	124	(1,720)	96,000

Interest and other miscellaneous income (expense), net	58,238	(24,901)	603	121	(26,170)	7,891
Interest and other related financing costs	—	11,408	305	—	—	11,713
Income (loss) before income tax expense	58,072	94,041	(32,290)	245	(27,890)	92,178
Income tax expense (benefit)	—	33,995	111	—	—	34,106
Net income/(loss)	$58,072	$60,046	$(32,401)	$245	$(27,890)	$58,072

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(in thousands)

Year Ended June 30, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$655,967	$959,799	$22,704	$(633,158)	$1,005,312
Cost of sales	—	461,479	636,246	11,018	(630,014)	478,729
Gross profit	—	194,488	323,553	11,686	(3,144)	526,583

Selling, general and administrative expenses	166	45,232	346,051	10,573	—	402,022
Restructuring and impairment charges	—	—	13,442	—	—	13,442
Total operating expenses	166	45,232	359,493	10,573	—	415,464
Operating income (loss)	(166)	149,256	(35,940)	1,113	(3,144)	111,119

Interest and other miscellaneous income (expense), net	69,393	(26,137)	(97)	(55)	(32,735)	10,369
Interest and other related financing costs	—	11,457	305	—	—	11,762
Income (loss) before income tax expense	69,227	111,662	(36,342)	1,058	(35,879)	109,726
Income tax expense (benefit)	—	39,013	1,486	—	—	40,499
Net income/(loss)	$69,227	$72,649	$(37,828)	$1,058	$(35,879)	$69,227

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(in thousands)

Year Ended June 30, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$23,615	$(20,986)	$18,710	$594	$—	$21,933

Cash flows from investing activities:
Capital expenditures	—	(1,337)	(21,097)	(103)	—	(22,537)
Acquisitions	—	—	(1,366)	—	—	(1,366)
Proceeds from the disposal of property, plant and equipment	—	88	6,296	—	—	6,384
Other	—	210	(217)	—	—	(7)
Net cash used in investing activities	—	(1,039)	(16,384)	(103)	—	(17,526)

Cash flows from financing activities:
Payments on long-term debt	—	—	(41)	—	—	(41)
Purchases and other retirements of company stock	—	—	—	—	—	—
Proceeds from issuance of common stock	2	—	—	—	—	2
(Increase) decrease in deferred financing costs	—	(1,380)	—	—	—	(1,380)
Dividends paid	(23,617)	—	—	—	—	(23,617)
Net cash provided by (used in) financing activities	(23,615)	(1,380)	(41)	—	—	(25,036)
Effect of exchange rate changes on cash	—	—	—	(787)	—	(787)

Net increase (decrease) in cash and cash equivalents	—	(23,405)	2,285	(296)	—	(21,416)

Cash and cash equivalents — beginning of period	—	71,117	1,307	1,952	—	74,376

Cash and cash equivalents — end of period	$—	$47,712	$3,592	$1,656	$—	$52,960

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(in thousands)

Year Ended June 30, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$100,598	$(68,050)	$52,512	$1,077	$—	$86,137

Cash flows from investing activities:
Capital expenditures	—	(5,217)	(54,784)	(37)	—	(60,038)
Acquisitions	—	—	(7,777)	—	—	(7,777)
Proceeds from the disposal of property, plant and equipment	—	—	6,943	—	—	6,943
Other	—	38	(500)	—	—	(462)
Net cash used in investing activities	—	(5,179)	(56,118)	(37)	—	(61,334)

Cash flows from financing activities:
Payments on long-term debt	—	—	(40)	—	—	(40)
Purchases and other retirements of company stock	(75,577)	—	—	—	—	(75,577)
Proceeds from issuance of common stock	474	—	—	—	—	474
Excess tax benefits from share-based payment arrangements	—	2,093	—	—	—	2,093
Dividends paid	(25,495)	—	—	—	—	(25,495)
Net cash provided by (used in) financing activities	(100,598)	2,093	(40)	—	—	(98,545)
Effect of exchange rate changes on cash	—	—	—	239	—	239

Net increase (decrease) in cash and cash equivalents	—	(71,136)	(3,646)	1,279	—	(73,503)

Cash and cash equivalents — beginning of period	—	142,253	4,953	673	—	147,879

Cash and cash equivalents — end of period	$—	$71,117	$1,307	$1,952	$—	$74,376

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(in thousands)

Year Ended June 30, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$81,428	$(32,386)	$69,841	$306	$—	$119,189

Cash flows from investing activities:
Capital expenditures	—	(2,713)	(56,084)	(276)	—	(59,073)
Acquisitions	—	—	(15,297)	—	—	(15,297)
Proceeds from the disposal of property, plant and equipment	—	—	5,431	—	—	5,431
Other	—	198	—	—	—	198
Net cash used in investing activities	—	(2,515)	(65,950)	(276)	—	(68,741)

Cash flows from financing activities:
Payments on long-term debt	—	—	(38)	—	—	(38)
Payment of deferred financing costs	—	(107)	—	—	—	(107)
Purchases and other retirements of company stock	(57,152)	—	—	—	—	(57,152)
Proceeds from the issuance of common stock	521	—	—	—	—	521
Excess tax benefits from share-based payment arrangements	—	5,015	—	—	—	5,015
Dividends paid	(24,797)	—	—	—	—	(24,797)
Net cash provided by (used in) financing activities	(81,428)	4,908	(38)	—	—	(76,558)

Effect of exchange rate changes on cash	—	—	—	188	—	188

Net increase (decrease) in cash and cash equivalents	—	(29,993)	3,853	218	—	(25,922)

Cash and cash equivalents — beginning of period	—	172,246	1,100	455	—	173,801

Cash and cash equivalents — end of period	$—	$142,253	$4,953	$673	$—	$147,879

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No changes in, or disagreements with, accountants as a result of accounting or financial disclosure matters, occurred during fiscal years 2009, 2008 or 2007.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer (“CEO”) and the Vice President-Finance (“VPF”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and VPF, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the CEO and VPF, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2009.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2009, as stated in their report included under Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 will appear in the Ethan Allen Interiors Inc. proxy statement for the Annual Meeting of Shareholders scheduled to be held on November 17, 2009 (the “Proxy Statement”).  The Proxy Statement, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in this Annual Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934).  In addition, the information set forth below is provided as required by Item 10 and the listing standards of the New York Stock Exchange (“NYSE”).

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

Audit Committee Financial Expert

Our Board of Directors has determined that we have three “audit committee financial experts”, as defined under Item 407(d)(5)(ii) of Regulation S-K of the Securities Exchange Act of 1934, currently serving on our Audit Committee.  Those members of our Audit Committee who are deemed to be audit committee financial experts are as follows:

Clinton A. Clark

Kristin Gamble

Richard A. Sandberg

All persons identified as audit committee financial experts are independent from management as defined by Item 7(d)(3), of Schedule 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans at June 30, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	2,165,136	$28.85	1,105,260
Equity compensation plans not approved by security holders (2)	—	—	—
Total	2,165,136	$28.85	1,105,260

(1)                    Amount includes stock options outstanding under our 1992 Stock Option Plan (the “Plan”) as well as nonvested shares of restricted stock and vested Stock Units which have been provided for under the provisions of the Plan.  See Note 11 to our Consolidated Financial Statements included under Item 8 of this Annual Report.

(2)                    As of June 30, 2009, we do not maintain any equity compensation plans which have not been approved by our shareholders.

NYSE Certification

Mr. Kathwari, Chief Executive Officer and President, has certified to the NYSE, pursuant to Section 303A.12 of the NYSE’s Listing Company Manual, that he is unaware of any violation by the Company of the NYSE’s corporate governance listing standards.

PART IV

Item 15. Exhibits and Financial Statement Schedules

I.                                        Listing of Documents

(1)                                  Financial Statements. Our Consolidated Financial Statements, included under Item 8 hereof, as required at June 30, 2009 and 2008, and for the years ended June 30, 2009, 2008 and 2007 consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity

Notes to Consolidated Financial Statements

(2)                                  Financial Statement Schedule. Our Financial Statement Schedule, appended hereto, as required for the years ended June 30, 2009, 2008 and 2007 consists of the following:

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

Employment Agreement, dated As of November 13, 2007, between Mr. Kathwari and Ethan Allen Interiors Inc. (incorporated by reference to Exhibit 10(h) to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2007

10 (g)-1

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
*		10 (g)-2

Credit Agreement, dated as of May 29, 2009, among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P. Morgan Chase Bank, N.A., and Capital One Leverage Finance Corp (confidential treatment requested as to certain portions)

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

* Filed herewith.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

As of and for the Fiscal Years Ended June 30, 2009, 2008 and 2007

(In thousands)

	Balance at Beginning of Period	Additions (Reductions) Charged to Income	Adjustments and/or Deductions	Balance at End of Period
Accounts Receivable:
Sales discounts, sales returns and allowance for doubtful accounts:

June 30, 2009	$2,535	$(773)	$(400)	$1,362
June 30, 2008	$2,042	$493	$—	$2,535
June 30, 2007	$2,074	$10	$(42)	$2,042

Inventory:
Inventory valuation allowance:

June 30, 2009	$2,260	$—	$(56)	$2,204
June 30, 2008	$2,930	$—	$(670)	$2,260
June 30, 2007	$2,930	$—	$—	$2,930

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

Date: August 24, 2009