Form 10-K/A
period 2009-06-30
ETHAN ALLEN INTERIORS INC
filed 2009-08-27
CIK 896156

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

EXPLANATORY NOTE

Ethan Allen Interiors, , Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 (the “Original Filing”), to correct a typographical error in the description and subtotal for total comprehensive income (loss) appearing in the Consolidated Statements of Shareholders’ Equity for the year ended June 30, 2009.  See the Consolidated Statements of Shareholders’ Equity appearing on page 43 of the audited consolidated financial statements contained in this form 10-K/A.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety.  However, this form 10-K/A only amends Item 8 of part II of the Original Filing, to correct a typographical error in the description and subtotal for other comprehensive income (loss), and no other information in the Original Filing is amended hereby .  In addition, Item 15 of Part IV of the Original Filing has been amended to contain currently dated consent, and certifications from the Company’s Chief Executive Officer and Chief Financial Officer, and are attached to this form 10-K/A as Exhibits 23, 31.1, 31.2, 32.1 and 32.2

PART I

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Years Ended June 30, 2009, 2008 and 2007

(In thousands, except share data)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Retained
	Stock	Capital	Stock	Income	Earnings	Total

Balance as of June 30, 2006	$467	$307,852	$(421,308)	$935	$529,496	$417,442

Issuance of 767,938 common shares upon the exercise of share-based awards (notes 9 and 11)	7	16,388	—	—	—	16,395
Compensation expense associated with share-based awards (notes 9 and 11)	—	821	—	—	—	821
Tax benefit associated with exercise of share-based awards (notes 9, 11 and 12)	—	5,015	—	—	—	5,015
Charge for early vesting of share-based awards	—	22	—	—	—	22
Treasury shares issued in connection with retail design center acquisition (26,269 shares) (note 3)	—	170	765	—	—	935
Purchase/retirement of 2,104,231 shares of company stock (note 9)	—	—	(75,462)	—	—	(75,462)
Dividends declared on common stock	—	—	—	—	(25,188)	(25,188)
Other comprehensive income (loss) (notes 7 and 15)
Currency translation adjustments	—	—	—	387	—	387
Loss on derivatives, net-of-tax	—	—	—	48	—	48
Net income	—	—	—	—	69,227	69,227
Total comprehensive income						69,662
Balance as of June 30, 2007	474	330,268	(496,005)	1,370	573,535	409,642

Issuance of 770,337 common shares upon the exercise of share-based awards (notes 9 and 11)	8	21,104	—	—	—	21,112
Compensation expense associated with share-based awards (notes 9 and 11)	—	1,260	—	—	—	1,260
Tax benefit associated with exercise of share-based awards (notes 9, 11 and 12)	—	2,093	—	—	—	2,093
FIN 48 transition adjustment	—	—	—	—	683	683
Purchase/retirement of 2,921,319 shares of company stock (note 9)	—	—	(92,778)	—	—	(92,778)
Dividends declared on common stock	—	—	—	—	(25,642)	(25,642)
Other comprehensive income (loss) (notes 7 and 15)
Currency translation adjustments	—	—	—	1,283	—	1,283
Loss on derivatives, net-of-tax	—	—	—	48	—	48
Net income	—	—	—	—	58,072	58,072
Total comprehensive income						59,403
Balance as of June 30, 2008	482	354,725	(588,783)	2,701	606,648	375,773

Issuance of 90 common shares upon the exercise of share-based awards (notes 9 and 11)	1	2	—	—	—	3
Compensation expense associated with share-based awards (notes 9 and 11)	—	1,719	—	—	—	1,719
Tax benefit associated with exercise of share-based awards (notes 9, 11 and 12)	—	—	—	—	—	—
Issuance of treasury shares for 401k match	—	—	5,563	—	(3,431)	2,132
Dividends declared on common stock	—	—	—	—	(18,783)	(18,783)
Other comprehensive income (loss) (note 15)
Currency translation adjustments	—	—	—	(2,282)	—	(2,282)
Loss on derivatives, net-of-tax	—	—	—	48	—	48
Net income (loss)	—	—	—	—	(52,687)	(52,687)
Total comprehensive income (loss)						(54,921)
Balance at June 30, 2009	$483	$356,446	$(583,220)	$467	$531,747	$305,923

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
	10 (g)-2

Credit Agreement, dated as of May 29, 2009, among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P. Morgan Chase Bank, N.A., and Capital One Leverage Finance Corp (confidential treatment requested as to certain portions. Incorporated by reference to Exhibit 10(g)-2 to the Annual Report on Form 10-K of the Company filed with the SEC on August 24, 2009)

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

	12 (a)	Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12.(a) to the Annual Report on Form 10-K of the Company filed with the SEC on August 24, 2009)
	21	List of wholly-owned subsidiaries of the Company (Incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K of the Company filed with the SEC on August 24, 2009)
*	23	Consent of KPMG LLP
*	31.1	Rule 13a-14(a) Certification of Principal Executive Officer
*	31.2	Rule 13a-14(a) Certification of Principal Financial Officer
*	32.1	Section 1350 Certification of Principal Executive Officer
*	32.2	Section 1350 Certification of Principal Financial Officer

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

Date: August 27, 2009