Form 10-Q
period 2009-09-30
ETHAN ALLEN INTERIORS INC
filed 2009-11-09
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

At October 30, 2009, there were 28,916,929 shares of Class A Common Stock, par value $.01, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2009	June 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,452	$52,960
Accounts receivable, less allowance for doubtful accounts of $1,243 at September 30, 2009 and $1,362 at June 30, 2009	13,053	13,086
Inventories (note 4)	146,661	156,519
Prepaid expenses and other current assets	12,075	21,060
Deferred income taxes	7,750	8,077
Total current assets	251,991	251,702

Property, plant and equipment, net	320,184	333,599
Goodwill and other intangible assets (notes 6 and 7)	45,128	45,128
Other assets	21,262	16,056
Total assets	$638,565	$646,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (note 8)	$42	$42
Customer deposits	38,885	31,691
Accounts payable	21,077	22,199
Accrued compensation and benefits	26,989	29,533
Accrued expenses and other current liabilities (note 5)	31,203	28,998
Total current liabilities	118,196	112,463

Long-term debt (note 8)	203,136	203,106
Other long-term liabilities	25,449	24,993
Total liabilities	346,781	340,562

Shareholders’ equity:
Class A common stock, par value $.01, 150,000,000 shares authorized; 48,297,870 shares issued at September 30, 2009 and 48,334,870 shares issued at June 30, 2009	483	483
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at September 30, 2009 and June 30, 2009	—	—
Preferred stock, par value $.01, 1,055,000 shares authorized; no shares issued and outstanding at September 30, 2009 and June 30, 2009	—	—
Additional paid-in capital	356,969	356,446
	357,452	356,929
Less: Treasury stock (at cost), 19,380,941 shares at September 30, 2009 and 19,380,941 shares at June 30, 2009	(583,220)	(583,220)
Retained earnings	516,716	531,747
Accumulated other comprehensive income (note 12)	836	467
Total shareholders’ equity	291,784	305,923
Total liabilities and shareholders’ equity	$638,565	$646,485

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
	2009	2008
Net sales	$136,190	$205,841
Cost of sales	77,881	93,900
Gross profit	58,309	111,941

Operating expenses:
Selling	33,605	55,302
General and administrative	39,980	46,058
Restructuring and impairment charge, net (note 5)	812	(1,630)
Total operating expenses	74,397	99,730

Operating income (loss)	(16,088)	12,211
Interest and other miscellaneous income, net	797	1,100
Interest and other related financing costs (note 8)	2,981	2,901

Income (loss) before income taxes	(18,272)	10,410

Income tax expense (benefit) (note 3)	(4,693)	2,988

Net income (loss)	$(13,579)	$7,422

Per share data (note 11):
Basic earnings per common share:
Net income (loss) per basic share	$(0.47)	$0.26
Basic weighted average common shares	28,926	28,703
Diluted earnings per common share:
Net income (loss) per diluted share	$(0.47)	$0.26
Diluted weighted average common shares	28,926	28,847

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	September 30,
	2009	2008
Operating activities:
Net income (loss)	$(13,579)	$7,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,697	6,318
Compensation expense related to share-based awards	523	394
Provision (benefit) for deferred income taxes	(5,197)	(1,850)
Restructuring and impairment charge (benefit), net	266	(3,854)
(Gain) loss on disposal of property, plant and equipment	(470)	(5)
Other	55	66
Change in assets and liabilities, net of the effects of acquired businesses:
Accounts receivable	33	931
Inventories	9,858	(561)
Prepaid and other current assets	6,427	9,192
Other assets	186	84
Customer deposits	7,194	(5,312)
Accounts payable	(1,122)	(550)
Accrued expenses and other current liabilities	(332)	5,253
Other long-term liabilities	456	547
Net cash provided by operating activities	16,995	18,075

Investing activities:
Proceeds from the disposal of property, plant & equipment	5,935	5,729
Capital expenditures	(2,488)	(11,093)
Acquisitions	—	(375)
Other	6	(249)
Net cash provided by (used in) investing activities	3,453	(5,988)

Financing activities:
Payments on long-term debt	(10)	(10)
Proceeds from issuance of common stock	—	2
Payment of deferred financing costs	(22)	—
Payment of cash dividends	(1,448)	(6,331)
Net cash used in financing activities	(1,480)	(6,339)
Effect of exchange rate changes on cash	524	(207)
Net increase in cash & cash equivalents	19,492	5,541
Cash & cash equivalents - beginning of period	52,960	74,376
Cash & cash equivalents - end of period	$72,452	$79,917

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three Months Ended September 30, 2009

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at June 30, 2009	$483	$356,446	$(583,220)	$467	$531,747	$305,923

Share-based compensation expense (note 10)	—	523	—	—	—	523

Dividends declared on common stock	—	—	—	—	(1,452)	(1,452)

Other comprehensive income (note 12):
Currency translation adjustments	—	—	—	357	—	357
Hedge amortization, net of tax and other	—	—	—	12	—	12
Net income (loss)	—	—	—	—	(13,579)	(13,579)
Total comprehensive income (loss)						(13,210)

Balance at September 30, 2009	$483	$356,969	$(583,220)	$836	$516,716	$291,784

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

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2009 through November 9, 2009, the date of public issuance of this Quarterly Report on form 10-Q.  Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates.  Areas in which significant estimates have been made include, but are not limited to, revenue recognition, the allowance for doubtful accounts receivable, inventory obsolescence, tax valuation allowances, useful lives for property, plant and equipment and definite lived intangible assets, goodwill and indefinite lived intangible asset impairment analyses, the evaluation of uncertain tax positions and the fair value of assets acquired and liabilities assumed in business combinations.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP.  ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the ASC will be considered non-authoritative. These provisions of ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. References to the pre-codification pronouncements are noted in parenthesis.

In September 2006, FASB issued guidance now codified as ASC Topic 820, “Fair Value Measurements and Disclosures,” (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements and does not require any new fair value measurements.   In February 2008, the FASB released additional ASC Topic 820 guidance (FSP No. 157-2), which delayed the effective date of the application of certain guidance related to non-financial assets and non-financial liabilities until July 1, 2009 for the Company, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted certain provisions of ASC Topic 820 effective July 1, 2008, except as it relates to those non-financial assets and non-financial liabilities excluded as noted above.  The Company adopted the provisions of ASC Topic 820 with respect to our non-financial assets and non-financial liabilities effective July 1, 2009. The

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

implementation of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued guidance now codified as ASC Topic 805, “Business Combinations” (SFAS No. 141(R), which replaced SFAS No. 141).  ASC Topic 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC Topic 805 is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (July 1, 2009 for the Company). The impact of this Statement on the Company’s financial position, results of operations and cash flows will be dependent on the terms, conditions and details of such acquisitions.

In June 2008, the FASB issued guidance now codified as ASC Topic 260, “Earnings Per Share” (EITF 03-6). Under ASC Topic 260, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The implementation of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.

(2)      Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the consolidated financial statements.  In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K/A for the year ended June 30, 2009.

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

The Company’s consolidated effective income tax rate was 25.7% and 28.7% for the three months ended September 30, 2009 and 2008, respectively. The current effective tax rate, resulting in a tax benefit, was adversely affected by the valuation allowances against certain state and Canadian deferred tax assets. The prior period effective tax rate benefitted from a one time adjustment of $0.7 million made in the prior year quarter.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by the taxing authorities in such major jurisdictions as Canada, Mexico and the U.S. As of September 30, 2009, certain subsidiaries of the Company are currently under audit from 2001 through 2007 in the U.S. It is reasonably possible that some of these audits may be completed during the next twelve months. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant.

(4)      Inventories

Inventories at September 30, 2009 and June 30, 2009 are summarized as follows (in thousands):

	September 30, 2009	June 30, 2009

Finished goods	$119,721	$130,180
Work in process	7,355	7,476
Raw materials	19,585	18,863
	$146,661	$156,519

Inventories are presented net of a related valuation allowance of $2.2 million at both September 30, 2009 and June 30, 2009.

(5)      Restructuring and Impairment Charges

In recent years, we have announced and executed plans to consolidate our operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage.

In fiscal 2009, the Company made several announcements on changes to our operations as we continue to improve the structure of our business especially in light of the recent economic downturn.  In January 2009, the Company announced a plan to consolidate the operations of its Eldred, Pennsylvania upholstery manufacturing plant and several of its retail service centers. In June 2009, the Company announced the consolidation of its Chino, California operations into its Maiden, North Carolina facility and the consolidation of its Andover, Maine sawmill and dimension mill to its Beecher Falls, Vermont sawmill and dimension mill operations. For these fiscal 2009 actions, the Company estimates pre-tax restructuring, impairment, accelerated depreciation and other related charges will ultimately approximate $31 million, consisting of an $18 million impact from long-lived assets, $8 million in employee severance and other payroll and benefit costs, and $5 million in other associated costs.  By segment, we expect $24 million in costs for the wholesale segment and $7 million for the retail segment.  Total costs for these 2009 actions in the current fiscal year by segment are $0.2 million of restructuring charges and $6.6 million in accelerated depreciation for Wholesale, and $0.4 million of restructuring charges for Retail. Cumulative charges to date for these actions totaling $20.2 million have been classified in the Statement of Operations as restructuring and impairment charges and $6.6 million of accelerated depreciation recorded in cost of sales. Approximately 800 employee positions and 140 contract worker positions have been or will be eliminated due to these actions.

In fiscal 2008, we announced a plan to consolidate the operations of certain Company-operated retail design centers and retail service centers. In connection with this initiative, we have permanently ceased operations at ten design centers and six retail service centers which, for the most part, were consolidated into other existing operations.  We also implemented our design team concept across the Retail division at the end of fiscal 2008.  Costs for the January 2008 actions in the current fiscal year by segment totaled $0.2 million, all of which was for the Retail segment, mostly due to net losses on the sale of real estate. Cumulative charges to date for these actions total $5.8 million, all of which have been classified in the Statement of Operations as restructuring and impairment charges of the Retail segment.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Activity in the Company’s restructuring reserves is summarized in the table below (in thousands) and is classified with accrued expenses and other current liabilities in the Consolidated Balance Sheets:

	Balance June 30, 2009	New charges (credits)	Utilized	Adjustments	Balance September 30, 2009
Fiscal 2009 Actions
Employee severance, other payroll and benefit costs	$3,864	$96	$(1,404)	$—	$2,556
Other plant exit costs	654	412	(523)	—	543
Write down of long-lived assets	—	54	(54)	—	—
	$4,518	$562	$(1,981)	$—	$3,099

Fiscal 2008 Actions
Employee severance, other payroll and benefit costs	$369	$—	$(10)	$—	$359
Other plant exit costs	2,892	—	(353)	38	2,577
Write down of long-lived assets	—	—	(212)	212	—
	$3,261	$—	$(575)	$250	$2,936

(6)      Business Acquisitions

There were no acquisitions completed during the three months ended September 30, 2009.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

A summary of our allocation of purchase price accounting for acquisitions during the three months ended September 30, 2008 is provided below (in thousands).

Three Months Ended September 30, 2008
Business segment	Retail
Total consideration	$567
Fair value of assets acquired and liabilities assumed:
Inventory	669
PP&E and other assets	49
Customer deposits	(655)
A/P and other liabilities	(200)
Goodwill	$704

(7)      Goodwill, Other Intangible Assets and Goodwill Impairment

At both September 30, 2009 and June 30, 2009, we had goodwill and other indefinite-lived intangible assets of $25.4 million and $19.7 million, respectively, all of which is included in the Wholesale segment.  The indefinite-lived intangible assets represent Ethan Allen trade names.  The Company previously had goodwill in the Retail segment, all of which was considered impaired and written off during the third quarter of fiscal 2009.

In accordance with ASC Topic 350, “Intangibles-Goodwill and Other” (SFAS No. 142), we do not amortize goodwill or other indefinite-lived intangible assets but, rather, we conduct an annual impairment analysis of goodwill and other indefinite lived intangible assets the first of April each fiscal year, unless events occur or circumstances change that would more likely than not reduce the fair value of the goodwill or other indefinite lived intangible assets below their carrying value. In determining whether an interim test is appropriate, management considers several factors including changes in the Company’s stock price, financial performance, third party ratings on its long term debt, and expected financial outlook of the business. Methods employed to value the enterprise and the Company’s retail and wholesale segments include the market approach and the income approach, which are reconciled with the total market capitalization of the Company. These valuation methods use historical revenues and cash flows, as well as Company and external analysts’ financial projections and apply discount rates, weighted average cost of capital rates, total invested capital multiples, and premium control multiples. Fair value of our trade name is valued using the relief-from-royalty method. Significant factors used in trade name valuation are royalty rates, future growth and discount rates, and expense rates.

The Company performed impairment evaluations during the second and third quarters of fiscal 2009 as a result of sudden and dramatic changes in the business climate and the Company’s performance, and determined as of March 31, 2009 that the $48.4 million of goodwill in the Retail segment was considered impaired and fully written off at that time.  In the fiscal quarter ended June 30, 2009, the Company performed its annual impairment test and concluded there was no additional impairment.

During the quarter ending September 30, 2009, the business performance was consistent with management’s expectations, revenues and operating costs were on plan, the Company’s average quarterly stock price increased 13% (from $12.11 for the quarter ended June 30, 2009, to $13.69 for the quarter ended September 30, 2009), and cash reserves increased to $72.5 million at September 30, 2009 from $53.0 million at June 30, 2009. The Company considered these and other factors and concluded that an interim impairment test was not required.

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

(8)      Borrowings

Total debt obligations at September 30, 2009 and June 30, 2009 consist of the following (in thousands):

	September 30,	June 30,
	2009	2009
5.375% Senior Notes due 2015	$199,037	$198,997
Industrial revenue bonds	3,855	3,855
Other debt	286	296
Total debt	203,178	203,148
Less current maturities	42	42
Total long-term debt	$203,136	$203,106

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

On May 29, 2009, the Company entered into a three-year, $40 million senior secured asset-based revolving credit facility (“the “Facility”). The Facility provides revolving credit financing of up to $40 million, subject to borrowing base availability, and includes an accordion feature which, if exercised, would provide up to an additional $20 million of financing.    At the Company’s option, revolving loans under the Agreement bear interest at an annual rate of either:

(a) London Interbank Offered rate (“LIBOR”) plus 3.25% to 4.25%, based on the average availability, or

(b) the higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) a LIBOR rate plus 1.00% plus, in each case, an additional 2.25% to 3.25%, based on average availability.

The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and also excludes any intellectual property owned by the Company unless availability is less than or equal to $17.5 million, and contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends); sell certain assets; and make investments.

At September 30, 2009, we had no revolving loans, and $12.5 million in trade and standby letters of credit outstanding under the Facility. Remaining availability under the revolver totaled $27.5 million subject to limitations set forth in the agreement noted above. We are in compliance with the terms and conditions of the agreement and as a result, the coverage charge ratio, or other restricted payment limitations did not apply. As of September 30, 2009, we are in compliance with all covenants of our credit facility.

On October 23, 2009, the Facility was expanded to $60 million. See Note 15 - Subsequent Events for additional details.

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

As of September 30, 2009, we believe that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.  We believe our currently anticipated capital expenditures for environmental control facility matters are not material.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

(10)    Share-Based Compensation

On October 10, 2007, the Company’s Board of Directors and Mr. Kathwari agreed to the terms of a new employment agreement expiring on June 30, 2012 (the “Agreement”).  Pursuant to the terms of the Agreement, Mr. Kathwari was awarded options to purchase 150,000 shares of our common stock on October 10, 2007, options to purchase an additional 90,000 shares on July 1, 2008, and options to purchase an additional 60,000 shares on July 1, 2009, in each case at the closing stock price on the grant date.  The 2007 grant was issued at an exercise price of $34.03, and vests in three equal installments on each June 30 of 2008, 2009 and 2010.  The 2008 grant was issued at an exercise price of $24.62, and vests in two equal installments on each of June 30, 2009 and 2010.  The 2009 grant was issued at an exercise price of $10.68 and vests on June 30, 2010. All options awarded under the Agreement have a contractual term of 10 years.

In connection with the Agreement, Mr. Kathwari received an award of 20,000 restricted shares with vesting based on continuing service and the performance of the Company’s stock price during the 32 month period subsequent to the award date as compared to the Standard and Poor’s 500 index.  On July 1, 2008, an additional award of 20,000 restricted shares with the same vesting conditions (over a 36 month period) was granted.  Mr. Kathwari received, as per the Agreement, an additional grant of 20,000 restricted shares on July 1, 2009 with the same 36 month vesting, continuing service and performance conditions.

Also in connection with the Agreement, Mr. Kathwari received on November 13, 2007 an award of 15,000 restricted shares.  These shares are service-based with 3,000 shares vesting on June 30 for each of the years 2008 through 2012.

(11)    Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Weighted average common shares outstanding for basic calculation	28,926	28,703
Effect of dilutive stock options and other share-based awards	—	144
Weighted average common shares outstanding adjusted for dilution calculation	28,926	28,847

As of September 30, 2009 and 2008, stock options to purchase 2,251,389 and 1,813,855 common shares, respectively, were excluded from the respective diluted earnings per share calculation because their impact was anti-dilutive.

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

Accumulated other comprehensive income, comprised of losses on certain derivative instruments and accumulated foreign currency translation adjustments, totaled $0.8 million at September 30, 2009 and $0.5 million at June 30, 2009.  Losses on derivative instruments are the result of cash flow hedging contracts entered into in connection with the issuance of the Senior Notes (see Note 8).  Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operation of five Ethan Allen owned retail design centers located in Canada and our cut and sew plant located in Mexico.  Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

(13)    Financial Instruments

ACS Topic 820, “Fair value measurements and disclosures” (SFAS No. 157) defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, ASC Topic 820 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•                  Level 1 — inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•                  Level 2 — inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•                  Level 3 — inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The following section describes the valuation methodologies we use to measure different financial assets and liabilities at fair value.

The Company partially adopted ASC Topic 820 on July 1, 2008 due to the fact that a portion of ASC Topic 820 was previously deferred for one year for all nonfinancial assets and nonfinancial liabilities that were not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On July 1, 2009, the Company adopted the deferred portion of ACS Topic 820.  There was no impact to the Company’s financial position

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

or results of operations resulting from the adoption of the deferred portion of ACS Topic 820.  The Company has now fully adopted ASC Topic 820.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

At September 30, 2009, the Company’s assets and liabilities measured at fair value on a recurring basis consist of $59.7 million in cash equivalents, which were valued using Level 1 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including our cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended September 30, 2009, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

A breakdown of wholesale sales by these product lines for the three months ended September 30, 2009 and 2008 is provided as follows:

	Three Months Ended
	September 30,
	2009	2008
Case Goods	40%	41%
Upholstered Products	45	42
Home Accessories and Other	15	17
	100%	100%

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Segment information for the three months ended September 30, 2009 and 2008 is set forth as follows:

	Three Months Ended
	September 30,
	2009	2008
Net sales:
Wholesale segment	$81,281	$121,295
Retail segment	103,150	155,870
Elimination of inter-company sales	(48,241)	(71,324)
Consolidated Total	$136,190	$205,841

Operating income (loss):
Wholesale segment (1)	$(4,660)	$11,885
Retail segment (2)	(11,349)	(3,052)
Adjustment of inter-company profit (3)	(79)	3,378
Consolidated Total	$(16,088)	$12,211

Capital expenditures:
Wholesale segment	$801	$1,632
Retail segment	1,687	9,461
Acquisitions (4)	—	375
Consolidated Total	$2,488	$11,468

	September 30,	June 30,
Total assets	2009	2009
Wholesale segment	$281,075	$276,250
Retail segment	385,279	397,877
Inventory profit elimination (5)	(27,789)	(27,642)
Consolidated Total	$638,565	$646,485

(1)          Operating income (loss) for the wholesale segment for the three months ended September 30, 2009 and 2008 includes pre-tax restructuring and impairment charges of $0.2 million and $0.4 million, respectively.

(2)          Operating income (loss) for the retail segment for the three months ended September 30, 2009 and 2008 includes pre-tax restructuring and impairment charges of $0.7 million and a net recovery of $2.0 million, respectively.

(3)          Represents the change in the inventory profit elimination necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned design center inventory existing at the end of the period.

(4)          Acquisitions for the three months ended September 30, 2008 include the purchase of two retail design centers.

(5)          Represents the wholesale profit contained in Ethan Allen-owned design center inventory that has not yet been realized. These profits are realized when the related inventory is sold.

There were 49 independent retail design centers located outside the United States at September 30, 2009. Less than five percent of our net sales were derived from sales to those retail design centers.

(15)    Subsequent Events

Ethan Allen declares quarterly cash dividend

Ethan Allen’s Board of Directors has declared a quarterly cash dividend of $0.05 per share, which will be payable to shareholders of record as of October 9, 2009 and paid on October 26, 2009.

Ethan Allen expands revolving credit facility

On October 23, 2009, the Company amended its three-year revolving credit facility by increasing the credit financing by $20 million, with total borrowing under the agreement (subject to borrowing base availability) of up to $60

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

million. The Amended Facility is secured by all assets owned, leased or operated by the Company in the United States including intellectual property, and excludes any real estate owned by the Company.

Standard & Poor’s lowers credit rating

On November 2, 2009, Standard & Poor’s Rating Services lowered its corporate credit and senior unsecured debt ratings to ‘B+’ from ‘BB’ and indicated the outlook was negative. The rating agency cited very weak operating performance due to lower consumer spending and a tough retail environment in its rating action. The Company believes this change does not materially affect its ability to operate and further believes it has adequate liquidity and cash flow to meet current business needs.

(16)    Financial Information About the Parent, the Issuer and the Guarantors

On September 27, 2005, Global (the “Issuer”) issued $200 million aggregate principal amount of Senior Notes which have been guaranteed on a senior basis by Interiors (the “Parent”), and other wholly owned domestic subsidiaries of the Issuer and the Parent, including Ethan Allen Retail, Inc., Ethan Allen Operations, Inc., Ethan Allen Realty, LLC, Lake Avenue Associates, Inc. and Manor House, Inc. The subsidiary guarantors (other than the Parent) are collectively called the “Guarantors”.  The guarantees of the Guarantors are unsecured.  All of the guarantees are full, unconditional and joint and several and the Issuer and each of the Guarantors are 100% owned by the Parent. Ethan Allen (UK) Ltd. (which was legally dissolved in October 2009), and our other subsidiaries which are not guarantors are called the “Non-Guarantors”. During the quarter ended December 31, 2008, we determined that our international subsidiaries in Canada and Mexico are non-guarantors. The Company has reclassified, for all prior periods presented, the financial results of these international subsidiaries to reflect their non-guarantor status.

The following tables set forth the condensed consolidating balance sheets as of September 30, 2009 and June 30, 2009, the condensed consolidating statements of operations for the three months ended September 30, 2009 and 2008, and the condensed consolidating statements of cash flows for the three months ended September 30, 2009 and 2008 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

September 30, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$68,296	$2,888	$1,268	$—	$72,452
Accounts receivable, net	—	12,269	540	244	—	13,053
Inventories	—	—	169,742	4,708	(27,789)	146,661
Prepaid expenses and other current assets	—	12,736	6,469	620	—	19,825
Intercompany	—	767,471	229,281	(3,294)	(993,458)	—
Total current assets	—	860,772	408,920	3,546	(1,021,247)	251,991

Property, plant and equipment, net	—	11,201	304,005	4,978	—	320,184
Goodwill and other intangible assets	—	37,905	7,223	—	—	45,128
Other assets	—	20,454	802	6	—	21,262
Investment in affiliated companies	599,745	(39,991)	—	—	(559,754)	—
Total assets	$599,745	$890,341	$720,950	$8,530	$(1,581,001)	$638,565

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$—	$42	$—	$—	$42
Customer deposits	—	—	37,175	1,710	—	38,885
Accounts payable	—	6,278	14,559	240	—	21,077
Accrued expenses and other current liabilities	1,559	39,363	16,968	302	—	58,192
Intercompany	306,402	8,123	673,183	5,750	(993,458)	—
Total current liabilities	307,961	53,764	741,927	8,002	(993,458)	118,196

Long-term debt	—	199,038	4,098	—	—	203,136
Other long-term liabilities	—	10,571	14,737	141	—	25,449
Deferred income taxes	—	—	—	—	—	—
Total liabilities	307,961	263,373	760,762	8,143	(993,458)	346,781

Shareholders’ equity	291,784	626,968	(39,812)	387	(587,543)	291,784
Total liabilities and shareholders’ equity	$599,745	$890,341	$720,950	$8,530	$(1,581,001)	$638,565

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

June 30, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$47,712	$3,592	$1,656	$—	$52,960
Accounts receivable, net	—	12,049	783	254	—	13,086
Inventories	—	—	179,705	4,456	(27,642)	156,519
Prepaid expenses and other current assets	—	20,509	8,084	544	—	29,137
Intercompany receivables	—	782,736	227,453	(3,010)	(1,007,179)	—
Total current assets	—	863,006	419,617	3,900	(1,034,821)	251,702

Property, plant and equipment, net	—	11,748	317,144	4,707	—	333,599
Goodwill and other intangible assets	—	37,905	7,223	—	—	45,128
Other assets	—	15,323	727	6	—	16,056
Investment in affiliated companies	612,391	(20,616)	—	—	(591,775)	—
Total assets	612,391	907,366	744,711	8,613	(1,626,596)	646,485

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	—	—	42	—	—	42
Customer deposits	—	—	30,412	1,279	—	31,691
Accounts payable	—	8,851	13,106	242	—	22,199
Accrued expenses and other current liabilities	1,552	41,004	15,707	268	—	58,531
Intercompany payables	304,917	8,123	687,826	6,313	(1,007,179)	—
Total current liabilities	306,469	57,978	747,093	8,102	(1,007,179)	112,463

Long-term debt	—	198,998	4,108	—	—	203,106
Other long-term liabilities	—	10,565	14,290	138	—	24,993
Deferred income taxes	—	—	—	—	—	—
Total liabilities	306,469	267,541	765,491	8,240	(1,007,179)	340,562

Shareholders’ equity	305,922	639,825	(20,780)	373	(619,417)	305,923
Total liabilities and shareholders’ equity	$612,391	$907,366	$744,711	$8,613	$(1,626,596)	$646,485

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Three Months Ended September 30, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$81,410	$136,996	$4,899	$(87,115)	$136,190
Cost of sales	—	66,961	95,200	2,703	(86,983)	77,881
Gross profit	—	14,449	41,796	2,196	(132)	58,309

Selling, general and administrative expenses	41	11,032	59,973	2,539	—	73,585
Restructuring and impairment charge, (credit) net	—	—	812	—	—	812
Total operating expenses	41	11,032	60,785	2,539	—	74,397
Operating income (loss)	(41)	3,417	(18,989)	(343)	(132)	(16,088)

Interest and other miscellaneous income, net	(13,538)	(18,596)	33	—	32,898	797
Interest and other related financing costs	—	2,905	76	—	—	2,981
Income (loss) before income tax expense	(13,579)	(18,084)	(19,032)	(343)	32,766	(18,272)
Income tax expense	—	(4,693)	—	—	—	(4,693)

Net income (loss)	$(13,579)	$(13,391)	$(19,032)	$(343)	$32,766	$(13,579)

Three Months Ended September 30, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$121,596	$208,800	$6,080	$(130,635)	$205,841
Cost of sales	—	88,405	136,394	3,272	(134,171)	93,900
Gross profit	—	33,191	72,406	2,808	3,536	111,941

Selling, general and administrative expenses	41	13,291	84,986	3,042	—	101,360
Restructuring and impairment charge, (credit) net	—	—	(1,630)	—	—	(1,630)
Total operating expenses	41	13,291	83,356	3,042	—	99,730
Operating income (loss)	(41)	19,900	(10,950)	(234)	3,536	12,211

Interest and other miscellaneous income, net	7,463	(10,136)	2	6	3,765	1,100
Interest and other related financing costs	—	2,825	76	—	—	2,901
Income (loss) before income tax expense	7,422	6,939	(11,024)	(228)	7,301	10,410
Income tax expense	—	2,988	—	—	—	2,988

Net income (loss)	$7,422	$3,951	$(11,024)	$(228)	$7,301	$7,422

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

Three Months Ended September 30, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$1,448	$20,697	$(4,238)	$(912)	$—	$16,995

Cash flows from investing activities:
Capital expenditures	—	(97)	(2,391)	—	—	(2,488)
Acquisitions	—	—	—	—	—	—
Proceeds from the disposal of property, plant and equipment	—	—	5,935	—	—	5,935
Other	—	6	—	—	—	6
Net cash used in investing activities	—	(91)	3,544	—	—	3,453

Cash flows from financing activities:
Payments on long-term debt	—	—	(10)	—	—	(10)
Purchases and other retirements of company stock	—	—	—	—	—	—
Proceeds from issuance of common stock	—	—	—	—	—	—
Payment of deferred financing costs	—	(22)	—	—	—	(22)
Dividends paid	(1,448)	—	—	—	—	(1,448)
Net cash provided by (used in) financing activities	(1,448)	(22)	(10)	—	—	(1,480)

Effect of exchange rate changes on cash	—	—	—	524	—	524

Net increase (decrease) in cash and cash equivalents	—	20,584	(704)	(388)	—	19,492

Cash and cash equivalents — beginning of period	—	47,712	3,592	1,656	—	52,960

Cash and cash equivalents — end of period	$—	$68,296	$2,888	$1,268	$—	$72,452

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

Three Months Ended September 30, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$6,329	$6,500	$5,807	$(561)	$—	$18,075

Cash flows from investing activities:
Capital expenditures	—	(644)	(10,445)	(4)	—	(11,093)
Acquisitions	—	—	(375)	—	—	(375)
Proceeds from the disposal of property, plant and equipment	—	19	5,710	—	—	5,729
Other	—	(32)	(217)	—	—	(249)
Net cash used in investing activities	—	(657)	(5,327)	(4)	—	(5,988)

Cash flows from financing activities:
Payments on long-term debt	—	—	(10)	—	—	(10)
Purchases and other retirements of company stock	—	—	—	—	—	—
Proceeds from issuance of common stock	2	—	—	—	—	2
Excess tax benefits from share-based payment arrangements	—	—	—	—	—	—
Dividends paid	(6,331)	—	—	—	—	(6,331)
Net cash provided by (used in) financing activities	(6,329)	—	(10)	—	—	(6,339)

Effect of exchange rate changes on cash	—	—	—	(207)	—	(207)

Net increase (decrease) in cash and cash equivalents	—	5,843	470	(772)	—	5,541

Cash and cash equivalents — beginning of period	—	71,117	1,307	1,952	—	74,376

Cash and cash equivalents — end of period	$—	$76,960	$1,777	$1,180	$—	$79,917

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with (i) our Consolidated Financial Statements, and notes thereto, as set forth in this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K/A for the year ended June 30, 2009.

Forward-Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other sections of this Quarterly Report contain forward-looking statements relating to our future results. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, and “intends” or words or phrases of similar expression. These forward-looking statements are subject to management decisions and various assumptions, risks and uncertainties, including, but not limited to: the effects of terrorist attacks or conflicts or wars involving the United States or its allies or trading partners; the effects of labor strikes; weather conditions that may affect sales; volatility in fuel, utility, transportation and security costs; changes in global or regional political or economic conditions, including changes in governmental and central bank policies; changes in business conditions in the furniture industry, including changes in consumer spending patterns and demand for home furnishings; effects of our brand awareness and marketing programs, including changes in demand for our existing and new products; our ability to locate new design center sites and/or negotiate favorable lease terms for additional design centers or for the expansion of existing design centers; competitive factors, including changes in products or marketing efforts of others; pricing pressures; fluctuations in interest rates and the cost, availability and quality of raw materials; those matters discussed in Items 1A and 7A of our Annual Report on Form 10-K/A for the year ended June 30, 2009 and in our SEC filings; and our future decisions. Accordingly, actual circumstances and results could differ materially from those contemplated by the forward-looking statements.

Critical Accounting Policies

The Company’s consolidated financial statements are based on the accounting policies used.  Certain accounting polices require that estimates and assumptions be made by management for use in the preparation of the financial statements.  Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results and that require subjective or complex estimates by management.  The Company updated its disclosure regarding Impairment of Long-Lived Assets and Goodwill.  For further information regarding the Company’s other critical accounting policies, see the Company’s 2009 Annual Report on Form 10-K/A filed with the SEC on August 27, 2009

Impairment of Long-Lived Assets and Goodwill — We periodically evaluate whether events or circumstances have occurred that indicate that long-lived and indefinite-lived assets may not be recoverable or that the remaining useful life may warrant revision.  When such events or circumstances are present, the Company determines whether the carrying value exceeds the fair value as described below.

In accordance with ASC Topic 360, “Property, Plant and Equipment” (SFAS No. 144), the recoverability of long-lived assets are evaluated for impairment by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset.  In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.  The long-term nature of these assets requires the estimation of cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test.

In accordance with ASC Topic 350, “Intangibles-Goodwill and Other” (SFAS No. 142), goodwill and other indefinite-lived intangible assets are evaluated for impairment on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of the goodwill or other intangible asset may exceed its fair value. We conduct our required annual impairment test of goodwill and other intangible assets during the fourth quarter of each fiscal year.

To evaluate goodwill, the Company determines the current fair value of the Reporting Units using a combination of “Market” and “Income” approaches.  In the Market approach, the “Guideline Company” method is used, which focuses on comparing the Company’s risk profile and growth prospects to reasonably similar publicly traded companies.  Key assumptions used for the Guideline Company method are total invested capital (“TIC”) multiples for revenues and operating cash flows, as well as consideration of control premiums.  The TIC multiples are determined based on public furniture companies within our peer group, and if appropriate, recent comparable transactions are also considered. Control premiums are determined using recent comparable transactions in the open market. Under the Income approach, a discounted cash flow method is used, which includes a terminal value, and is based on external analyst financial projection estimates, as well as internal financial projection estimates prepared by management. The long-term terminal growth rate assumptions reflect our current long-term view of the market in which we compete.  Discount rates use the weighted average cost of capital for companies within our peer group, adjusted for specific company risk premium factors.

The fair value of our trade name, which is the Company’s only indefinite lived intangible asset other than goodwill, is valued using the relief-from-royalty method. Significant factors used in trade name valuation are rates for royalties, future growth, and a discount factor.  Royalty rates are determined using an average of recent comparable values.  Future growth rates are based on the Company’s perception of the long term values in the market in which we compete, and the discount rate is determined using the weighted average cost of capital for companies within our peer group, adjusted for specific company risk premium factors. The fair value of the trade name substantially exceeded the carrying value in fiscal 2009.

As a result of the economic downturn that began in the fall of 2008, the Company’s revenues and operating margins were negatively impacted.  In response, the Company reduced headcount, consolidated its manufacturing, retail, and logistics footprint and repositioned its marketing approach.  As a result of these changes, the Company’s cash flow forecasts were continually updated to reflect the rapid changes in the business and the industry.  During fiscal 2009, the Company determined that $48.4 million of goodwill in the Retail segment was considered impaired and fully written off. The cash flow projections used in its fair value evaluations are the best estimates of the Company and require significant management judgment.

In the fiscal quarter ended June 30, 2009, the Company performed its annual impairment test and no impairment of goodwill was appropriate as the fair value of the wholesale reporting unit net assets exceeded the book value by approximately 10%. During the quarter ending September 30, 2009, the business performance was consistent with the previous quarter, revenues and operating costs were on plan, the Company’s average quarterly stock price increased 13% (from $12.11 for the quarter ended June 30, 2009, to $13.69 for the quarter ended September 30, 2009), and cash reserves increased to $72.5 million at September 30, 2009 from $53.0 million at June 30, 2009. The Company considered these and other factors and concluded that an interim impairment test was not required. There can be no assurance that the outcome of future reviews will not result in substantial impairment charges.

To calculate fair value of the assets described above, management relies on estimates and assumptions which by their nature have varying degrees of uncertainty. Wherever possible, management therefore looks for third party transactions as described above to provide the best possible support for the assumptions incorporated. Management considers several factors to be significant when estimating fair value including expected financial outlook of the business, changes in the Company’s stock price, the impact of changing market conditions on financial performance and expected future cash flows, and other factors. Deterioration in any of these factors may result in a lower fair value assessment which could lead to impairment of the long-lived assets and goodwill of the Company.

Results of Operations

Our Company has been severely impacted by the economic factors in the United States and abroad which we began to feel in earnest during our second quarter of fiscal 2009.  Weakness in the U.S. economy from continued high unemployment, volatile capital markets, depressed housing prices and tight consumer spending have all put negative stress on the economy which continues to have a negative impact on our business.  As we work through these difficult times, we have taken dramatic actions to significantly reduce our infrastructure in all facets of our business including closing and realigning manufacturing plants, consolidating logistics operations, and closing under-performing retail design centers. We have also launched initiatives to increase sales, such as special savings product promotions, our designer affiliate program and converting our case goods business to custom.

In fiscal 2009, the Company made several announcements on changes to our operations.  In January 2009, the Company announced a plan to consolidate the operations of its Eldred, Pennsylvania upholstery manufacturing plant and several of its retail service centers. In June 2009, the Company announced the consolidation of its Chino, California operations into its Maiden, North Carolina facility and the consolidation of its Andover, Maine sawmill and dimension mill to its Beecher Falls, Vermont sawmill and dimension mill operations which will continue to operate while the other manufacturing operations from Beecher Falls were moved to our plant in Orleans, Vermont. In large part, these efforts to realign our manufacturing operations were concluded in this first quarter of fiscal 2009. The Company estimates pre-tax restructuring, impairment, accelerated depreciation and other related charges for all of the fiscal 2009 actions will ultimately approximate $31 million, consisting of an $18 million impact from long-lived assets, $8 million in employee severance and other payroll and benefit costs, and $5 million in other associated costs.  By segment, we expect $24 million in costs for the wholesale segment and $7 million for the retail segment.  Total costs for these 2009 actions in the current fiscal year by segment are $0.2 million of restructuring charges and $6.6 million in accelerated depreciation for Wholesale, and $0.4 million of restructuring charges for Retail. Cumulative charges to date for these actions totaling $20.2 million have been classified in the Statement of Operations as restructuring and impairment charges and $6.6 million of accelerated depreciation recorded in cost of sales. Approximately 800 employee positions and 140 contract worker positions have been or will be eliminated due to these actions.

In fiscal 2008, we announced a plan to consolidate the operations of certain Company-operated retail design centers and retail service centers. In connection with this initiative, we have permanently ceased operations at ten design centers and six retail service centers which, for the most part, were consolidated into other existing operations.  We also implemented our design team concept across the Retail division at the end of fiscal 2008.  Costs for the January 2008 actions in the current fiscal year totaled $0.2 million, all of which was for the Retail segment, mostly due to net losses on the sale of real estate. Cumulative charges to date for these actions total $5.8 million, all of which have been classified in the Statement of Operations as restructuring and impairment charges of the Retail segment.

Our revenues are comprised of (i) wholesale sales to independently owned and Company-owned retail design centers and (ii) retail sales of Company-owned design centers.  See Note 14 to our Consolidated Financial Statements for the three months ended September 30, 2009 and 2008 for the components of consolidated revenue and operating income, capital expenditures, and total assets by segment.

Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008

Consolidated revenue for the three months ended September 30, 2009 decreased 33.8% to $136.2 million, from $205.8 million for the three months ended September 30, 2008. During the quarter, sales continue to be affected by the negative economic stresses mentioned earlier, as well as the use of highly-promotional pricing strategies by the Company’s competitors.  These factors were partially offset by (i) several new marketing initiatives including our rewards program and special savings pricing, and our new interactive web site ethanalleninc.com, (ii) the continued use of national television media, where we emphasize to clients our interior design services and the full line of our quality product offerings, and (iii) the positive effects of efforts to reposition the retail network.

Wholesale revenue for the first quarter of fiscal 2009 decreased 33.0% to $81.3 million from $121.3 million in the prior year comparable period.  The quarter-over-quarter decrease was primarily attributable to a decline in the incoming order rate due to a continued soft retail environment for home furnishings noted throughout the current period. These decreases were partially offset by our rewards program and celebration pricing during the quarter.  In addition, there were two more independent retail design centers at September 30, 2009, which increased to 134 from 132, including two locations transferred into the company’s Retail division during the year. There were the same number of shipping days in the quarter both this year and last year.

Retail revenue from Ethan Allen-owned design centers for the three months ended September 30, 2009 decreased 33.8% to $103.2 million from $155.9 million for the three months ended September 30, 2008.  We believe the decrease in retail sales by Ethan Allen-operated design centers is due to the same soft market conditions experienced by the wholesale segment, as evidenced by a 35.3% decrease in comparable store sales, a net $2.1 million decrease in new/closed store sales, and a net decrease in the number of Ethan Allen-operated design centers to 155 as of September 30, 2009 as compared to 160 as of September 30, 2008.  These decreases were partially offset by our rewards program and celebration pricing during the quarter.  During the quarter, we opened two (including one relocation) and closed five design centers.

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

Quarter-over-quarter, written business of Ethan Allen-owned design centers decreased 19.5% while comparable design centers written business decreased 20.0%.  Over that same period, wholesale orders decreased 21.4%.  Both retail and wholesale written business reflect the softer retail environment for home furnishings noted throughout the period as a result of continued negative economic stresses previously discussed.

We have made considerable investment within the retail network to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of the retail design center personnel.  We believe that implementation of the “team” concept has helped us continue to improve the customer service experience.  We also believe that over time, we will benefit from (i) our repositioning of the retail network, (ii) new product introductions, (iii) new marketing initiatives such as our rewards program, special savings pricing, and our new interior design affiliate (IDA) program, (iv) continued use of technology including our state-of-the-art website coupled with personal service from our design professionals, and (iv) ongoing use of national television and shelter magazines as advertising media.

Gross profit decreased during the quarter to $58.3 million from $111.9 million in the prior year comparable quarter.  The 47.9% decrease in gross profit was primarily attributable to (i) the reduction in net sales of 33.8%, with an overall decrease in shipments in both market segments, (ii) lower margin percentages within the wholesale segment due to accelerated depreciation from closed manufacturing operations totaling $6.6 million, under absorption of plant overhead costs on the lower production volume, and other plant transition costs related to the restructuring of our manufacturing plants, and (iii) lower margins within the retail segment, due to discounted sales through our rewards program and celebration pricing initiatives and sales of discontinued product and floor samples.  The sales mix remained constant with retail sales representing 76% of total sales in both the current and prior year period. Consolidated gross margin decreased to 42.8% from 54.4% in the prior year as a result, primarily, of the factors set forth above.

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the three months ended September 30, 2009 and 2008:

Operating expenses decreased 25.4% to $74.4 million, but increased to 54.6% of sales in the current quarter from $99.7 million, or 48.5% of sales in the prior year quarter.  Selling expenses were down in absolute terms due to actions taken and lower sales volume.  Salary related costs decreased due to the reduced number of employees and other cost cutting efforts taken by the Company.  Advertising expenses were down $2.3 million versus the previous year first fiscal quarter.

Consolidated operating income (loss) for the three month period ended September 30, 2009 was a loss of $16.1 million, or 11.8% of sales, as compared to income of $12.2 million, or 5.9% of sales, for the three months ended September 30, 2008.  This decrease of $28.3 million is due to a decrease in gross profit mostly due to reduced sales, and accelerated depreciation charges due to restructuring activities, partly offset by a decrease in period over period operating expenses, both of which were discussed previously.

Wholesale operating income (loss) for the three months ended September 30, 2009 totaled a loss of $4.7 million, or a negative 5.7% of sales, as compared to income of $11.9 million, or 9.8% of sales, in the prior year comparable quarter. The decrease of $16.5 million was primarily attributable to a decrease in sales volume, and the plant transition costs including the $6.6 million of accelerated depreciation noted above relating to the closure of manufacturing plants as discussed previously.

Retail operating loss increased $8.3 million to a loss of $11.3 million, or a negative 11.0% of sales, for the first quarter of fiscal 2010 from a loss of $3.1 million, or a negative 2.0% of sales, for the first quarter of fiscal 2009.  The increase in retail operating loss generated by Ethan Allen-operated design centers was primarily due to reduced sales attributed to the weak retail environment for home furnishings offset partially by cost cutting actions taken.

Interest and other miscellaneous income, net decreased $0.3 million from the prior year comparable quarter.  The decrease was due, primarily to a decrease in investment income resulting from lower cash and cash equivalent balances and lower rates of interest during the current period.

Interest and other related financing costs amounted to just under $3.0 million in both the current and prior year periods.  This amount consists, primarily, of interest expense incurred in connection with our issuance of senior unsecured debt in September 2005.

Income tax expense for the three months ended September 30, 2009 totaled a benefit of $4.7 million as compared to an expense of $3.0 million for the three months ended September 30, 2008.  Our effective tax rate for the current quarter was 25.7% compared to 28.7% in the prior year quarter. The current effective tax rate, resulting in a tax benefit, was adversely affected by valuation allowances against certain state and Canadian deferred tax assets. The prior period tax rate benefitted from a one time adjustment of $0.7 million made in the prior year quarter.

Net income (loss) for the three months ended September 30, 2009, was a loss of $13.6 million as compared to net income of $7.4 million in the prior year comparable period.  This resulted in a net loss per diluted share of $0.47 in the current quarter and net income per diluted share of $0.26 in the prior year quarter.

Liquidity and Capital Resources

At September 30, 2009, we held cash and cash equivalents of $72.5 million.  Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, the revolving line of credit, and borrowings.  The global economy continues to be unsettled, and capital markets continue to be disrupted and volatile.  The cost and availability of funding has been and may continue to be adversely affected by illiquid credit markets. Some lenders have reduced or, in some cases, ceased to provide funding to borrowers.  However, our lenders have not indicated to us that they would not continue to provide funding to us or not honor or be able to fully perform their obligations under the credit facility.  Our access to the credit facility could also be negatively affected if operating results fall below prescribed levels or if the assets used to determine the borrowing base availability fall below the total available credit under the facility.  Continued turbulence in the financial markets could also adversely affect the cost and availability of financing to us in the future.

On May 29, 2009, the Company entered into a three-year, $40 million senior secured asset-based revolving credit facility (“the “Facility”). The Facility provides revolving credit financing of up to $40 million, subject to borrowing base availability, and includes an accordion feature which, if exercised, would provide up to an additional $20 million of financing.    At the Company’s option, revolving loans under the Agreement bear interest at an annual rate of either:

(a) London Interbank Offered rate (“LIBOR”) plus 3.25% to 4.25%, based on the average availability, or

(b) the higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) a LIBOR rate plus 1.00% plus, in each case, an additional 2.25% to 3.25%, based on average availability.

The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and, at September 30, 2009, also excluded any intellectual property owned by the Company unless availability was less than or equal to $17.5 million.  The Facility contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends); sell certain assets; and make investments. The Company may make restricted payments (including dividends) as long as availability equals or exceeds the greater of (i) 25% of the aggregate commitment or (ii) $12 million.  If the average monthly availability is less than the greater of (i) 15% of the aggregate commitment and (ii) $9 million, the Company is also required to meet a fixed charge coverage ratio financial covenant which may not be less than 1 to 1 for any period of four consecutive fiscal quarters. The Facility also contains customary borrowing conditions and events of default, the occurrence of which would entitle the lenders to accelerate the maturity of any outstanding borrowings and terminate their commitment to make future loans.

The Company has not drawn any cash advances against the facility, and has no plans to do so.  At September 30, 2009, after excluding the $12.5 million we had utilized in letters of credit, remaining availability under the revolver totaled $27.5 million subject to limitations set forth in the agreement noted above. We are in compliance with the terms and conditions of the agreement and as a result, the coverage charge ratio, or other restricted payment limitations did not apply.  As of September 30, 2009, we are in compliance with all covenants of our credit facility.

On October 23, 2009, the Company amended the revolving credit facility, increasing the line by $20 million, with total borrowing under the agreement (subject to borrowing base availability and limitations set forth in the agreement noted above) of up to $60 million. The amended facility is secured by all assets owned, leased or operated by the Company in the United States including intellectual property, other than real estate owned by the Company.

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

In June 2009, Moodys Investors Service lowered our corporate and senior unsecured credit ratings to Ba1 from Baa3, and Standard & Poor’s (“S&P”) lowered our corporate and senior unsecured credit ratings to BB from BBB-. In November 2009 S&P lowered our corporate and senior unsecured credit ratings to B+. Both rating services pointed to the Company’s depressed operating performance due to lower consumer spending and a tough retail environment as reasons for the downgrades.  While the change in our credit rating had no impact on our existing credit facilities, the S&P rating, if not improved to investment grade by March 2010, the issuer of our private label credit cards has a right to demand a standby letter of credit of up to $12 million, which would reduce availability under the revolving credit agreement. It does not appear likely that the S&P rating will improve to investment grade prior to March 2010.  The Company believes it has sufficient cash and access to credit (including its ability to expand the $40 million credit facility to $60 million) to fund operations and growth plans.

A summary of net cash provided by (used in) operating, investing, and financing activities for the three month periods ended September 30, 2009 and 2008 is provided below (in millions):

	Three Months Ended
	September 30,
	2009	2008
Operating Activities
Net income plus depreciation and amortization	$(0.9)	$13.7
Working capital	22.1	9.0
Excess tax benefits from share-based payment arrangements	—	—
Other (non-cash items, long-term assets and liabilities)	(4.2)	(4.6)
Total provided by operating activities	$17.0	$18.1

Investing Activities
Capital expenditures	$(2.5)	$(11.1)
Acquisitions	—	(0.4)
Asset sales	5.9	5.7
Other	—	(0.2)
Total provided by (used in) investing activities	$3.4	$(6.0)

Financing Activities
Issuances of common stock	—	—
Purchases of company stock	—	—
Payment of dividends	(1.5)	(6.3)
Payment of deferred financing costs	—	—
Excess tax benefits from share-based payment arrangements	—	—
Total provided by (used in) financing activities	$(1.5)	$(6.3)

Operating Activities

As compared to the same period in fiscal year 2009, cash provided by operating activities decreased $1.1 million mostly because of the $21.0 million decrease in net income (partially offset by $6.6 million in depreciation charges due to restructuring activities).  Cash generated from working capital (accounts receivable, inventories, prepaid and other current assets, customer deposits, payables, accrued expenses, and other current liabilities) increased cash by $13.1 million, largely from inventory reduction initiatives taken, income tax refunds, and an increase in customer deposits, offset by decreases in accrued expenses.  The $0.4 million in cash generated from other items was largely a result of restructuring charges, partially offset by a net increase in deferred tax benefits.

Investing Activities

As compared to the same period in fiscal year 2009, cash used in investing activities decreased $9.4 million during the three months ended September 30, 2009 due, primarily, to a reduction in cash utilized to fund capital expenditures and acquisitions.  We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities

As compared to the same period in fiscal year 2009, cash used in financing activities decreased $4.8 million during the three months ended September 30, 2009, primarily as a result of a decrease in dividend payments.  The Company has continuously paid dividends every quarter since 1996.  On July 21, 2009, the Board declared a dividend of $0.05 per common share, payable on October 26, 2009, to shareholders of record as of October 9, 2009.  If adverse economic conditions continue, the Company may further reduce our quarterly dividends.

As of September 30, 2009, our outstanding debt totaled $203.2 million, the current and long-term portions of which amounted to less than $0.1 million and $203.1 million, respectively.  The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are: less than $0.1 million in fiscal 2010, $3.9 million in fiscal 2011 and less than $0.1 million in fiscal 2012 and 2013.  The balance of our long-term debt ($199.2 million) matures in fiscal years 2014 and thereafter.

There has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K/A for the year ended June 30, 2009 as filed with the Securities and Exchange Commission on August 27, 2009.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements.  As of September 30, 2009, we had working capital of $133.8 million and a current ratio of 2.1 to 1.

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

There were no repurchases during the three months ended September 30, 2009 and 2008.  As of September 30, 2009, we had a remaining Board authorization to repurchase 1,567,669 shares.

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

Retailer-Related Guarantees

Independent Retailer Credit Facility

On June 11, 2009, we obligated ourselves, on behalf of one of our independent retailers, with respect to a $0.5 million credit facility (the “Amended Credit Facility”). The Company had previously guaranteed on April 9, 2009, on behalf of the independent retailer, a $0.9 million credit facility (the “Credit Facility”).  This obligation requires us, in the event of the retailer’s default under the Amended Credit Facility, to repurchase the retailer’s inventory, applying such purchase price to the retailer’s outstanding indebtedness under the Amended Credit Facility. Our obligation remains in effect for the life of the term loan.  The agreement expires in April 2011.  The maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is limited to the amount outstanding under the Amended Credit Facility at the time of default (subject to pre-determined lending limits based on the value of the underlying inventory) and, as such, is not an estimate of future cash flows.  No specific recourse or collateral provisions exist that would enable recovery of any portion of amounts paid under this obligation, except to the extent that we maintain the right to take title to the repurchased inventory. We anticipate that the repurchased inventory could subsequently be sold through our retail design center network.

As of September 30, 2009, the amount outstanding under the Amended Credit Facility totaled approximately $0.5 million.  Based on the underlying creditworthiness of the respective retailer, we believe this obligation will expire without requiring funding by us.  Our non-contingent obligations under this arrangement as a result of modifications made to the Credit Facility subsequent to January 1, 2003 are not material.

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

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry.  All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation.  In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of September 30 2009, our product warranty liability totaled $0.9 million.

Business Outlook

Stresses in the U.S. economy from continued high unemployment, volatile capital markets, depressed housing prices and tight consumer spending continue to have a negative impact on our business.  While we remain optimistic about our long term outlook, current business conditions have only marginally improved in the quarter ended September 30, 2009.  We cannot predict, with any degree of certainty when these difficult economic conditions will improve meaningfully.

As macro-economic factors change, it is also possible that our costs associated with production (including raw materials, labor and utilities), distribution (including freight and fuel charges), and retail operations (including compensation, benefits, delivery, warehousing, occupancy, and advertising expenses) may increase.  We may also experience production difficulties as we consolidate manufacturing plants and convert our case goods to custom.  We cannot reasonably predict when, or to what extent, such events may occur or what effect, if any, such events may have on our consolidated financial condition or results of operations.

The home furnishings industry remains extremely competitive with respect to both the sourcing of products and the retail sale of those products. Domestic manufacturers continue to face pricing pressures as a result of the manufacturing capabilities and significant manufacturing capacities developed during recent years in other countries, specifically within Asia. In response to these pressures, a large number of U.S. furniture manufacturers and retailers, including the Company, have increased their overseas sourcing activities in an attempt to maintain a competitive advantage and retain market share. We continue to believe that a balanced approach to product sourcing, which includes the domestic manufacture of certain product offerings coupled with the import of other selected products, provides the greatest degree of flexibility and is the most effective approach to ensuring that acceptable levels of quality, service and value are attained.

We believe that our existing business model which includes: (i) an established brand; (ii) a comprehensive complement of home decorating solutions and complimentary interior design services and (iii) a vertically-integrated operating structure will position us well to take advantage of improved economic conditions when they occur.

In addition, we believe that our retail strategy, which involves (i) a continued focus on providing a wide array of product solutions including custom upholstery and case goods products and superior customer service coupled with state-of-the-art technology in our newly launched website, (ii) the opening of new or relocated design centers in more prominent locations, while encouraging independent retailers to do the same, and (iii) the development of a more professional, team based structure within our retail network, provides an opportunity to grow our business when the current difficult economic conditions improve.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K/A for the year ended June 30, 2009 as filed with the Securities and Exchange Commission on August 27, 2009.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer (“CEO”) and the Vice President-Finance (“VPF”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and VPF, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the matters discussed in Part I, Item 3 - Legal Proceedings in our Annual Report on Form 10-K/A for the year ended June 30, 2009 as filed with the Securities and Exchange Commission on August 27, 2009.

Item 1A. Risk Factors

There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K/A for the year ended June 30, 2009 as filed with the Securities and Exchange Commission on August 27, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There have been no purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2009.  The maximum number of shares that may yet be purchased under the plans or program is 1,567,669 shares.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
10.(g) -3	Amendment one dated October 23, 2009 to Credit Agreement dated May 29, 2009
31.1	Rule 13a-14(a)	Certification of Principal Executive Officer
31.2	Rule 13a-14(a)	Certification of Principal Financial Officer
32.1	Section 1350	Certification of Principal Executive Officer
32.2	Section 1350	Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHAN ALLEN INTERIORS INC.

(Registrant)

DATE: November 9, 2009	BY:	/s/ M. Farooq Kathwari
Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 9,, 2009	BY:	/s/ David R. Callen
David R. Callen
Vice President, Finance & Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10.(g) -3	Amendment one dated October 23, 2009 to Credit Agreement dated May 29, 2009
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer