Form 10-Q
period 2009-12-31
ETHAN ALLEN INTERIORS INC
filed 2010-02-05
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At January 29, 2010, there were 28,916,929 shares of Class A Common Stock, par value $.01, outstanding.

Item		Page

Part I — Financial Information

1.	Financial Statements as of December 31, 2009 (unaudited) and June 30, 2009 and for the three and six months ended December 31, 2009 and 2008 (unaudited)

	Consolidated Balance Sheets	2

	Consolidated Statements of Operations	3

	Consolidated Statements of Cash Flows	4

	Consolidated Statements of Shareholders’ Equity	5

	Notes to Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

3.	Quantitative and Qualitative Disclosures About Market Risk	37

4.	Controls and Procedures	37

Part II - Other Information

1.	Legal Proceedings	37

1A.	Risk Factors	37

2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

3.	Defaults Upon Senior Securities	38

4.	Submission of Matters to a Vote of Security Holders	38

5.	Other Information	38

6.	Exhibits	38

	Signatures	39

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2009	June 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,138	$52,960
Accounts receivable, less allowance for doubtful accounts of $1,153 at December 31, 2009 and $1,362 at June 30, 2009	12,581	13,086
Inventories (note 4)	141,991	156,519
Prepaid expenses and other current assets	10,536	21,060
Deferred income taxes	14,899	8,077
Total current assets	256,145	251,702

Property, plant and equipment, net	313,528	333,599
Goodwill and other intangible assets (notes 6 and 7)	45,128	45,128
Other assets	17,669	16,056
Total assets	$632,470	$646,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (note 8)	$43	$42
Customer deposits	36,573	31,691
Accounts payable	23,236	22,199
Accrued compensation and benefits	30,151	29,533
Accrued expenses and other current liabilities (note 5)	26,100	28,998
Total current liabilities	116,103	112,463

Long-term debt (note 8)	203,165	203,106
Other long-term liabilities	25,323	24,993
Total liabilities	344,591	340,562

Shareholders’ equity:
Class A common stock, par value $.01, 150,000,000 shares authorized; 48,297,870 shares issued at December 31, 2009 and 48,334,870 shares issued at June 30, 2009	483	483
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at December 31, 2009 and June 30, 2009	—	—
Preferred stock, par value $.01, 1,055,000 shares authorized; no shares issued and outstanding at December 31, 2009 and June 30, 2009	—	—
Additional paid-in capital	357,521	356,446
	358,004	356,929
Less: Treasury stock (at cost), 19,380,941 shares at December 31, 2009 and 19,380,941 shares at June 30, 2009	(583,220)	(583,220)
Retained earnings	511,927	531,747
Accumulated other comprehensive income (note 12)	1,168	467
Total shareholders’ equity	287,879	305,923
Total liabilities and shareholders’ equity	$632,470	$646,485

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Net sales	$143,302	$189,558	$279,492	$395,399
Cost of sales	74,278	87,757	152,159	181,657
Gross profit	69,024	101,801	127,333	213,742

Operating expenses:
Selling	33,801	48,721	67,406	104,023
General and administrative	39,729	42,967	79,709	89,025
Restructuring and impairment charge (credit), net (note 5)	777	26	1,589	(1,604)
Total operating expenses	74,307	91,714	148,704	191,444

Operating income (loss)	(5,283)	10,087	(21,371)	22,298
Interest and other miscellaneous income, net	1,020	1,113	1,817	2,213
Interest and other related financing costs (note 8)	2,978	2,932	5,959	5,833

Income (loss) before income taxes	(7,241)	8,268	(25,513)	18,678

Income tax expense (benefit) (note 3)	(3,903)	2,780	(8,596)	5,768

Net income (loss)	$(3,338)	$5,488	$(16,917)	$12,910

Per share data (note 11):
Basic earnings per common share:
Net income (loss) per basic share	$(0.12)	$0.19	$(0.58)	$0.45
Basic weighted average common shares	28,917	28,739	28,922	28,721
Diluted earnings per common share:
Net income (loss) per diluted share	$(0.12)	$0.19	$(0.58)	$0.45
Diluted weighted average common shares	28,917	28,739	28,922	28,793

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	December 31,
	2009	2008
Operating activities:
Net income (loss)	$(16,917)	$12,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,330	12,808
Compensation expense related to share-based awards	1,075	984
Provision (benefit) for deferred income taxes	(8,967)	(3,819)
Restructuring and impairment charge (benefit), net	(161)	(3,854)
Loss (gain) on disposal of property, plant and equipment	(3)	59
Other	110	102
Change in assets and liabilities, net of the effects of acquired businesses:
Accounts receivable	505	3,543
Inventories	14,528	(740)
Prepaid and other current assets	7,969	10,769
Other assets	406	97
Customer deposits	4,882	(18,172)
Accounts payable	1,037	13
Accrued expenses and other current liabilities	(2,275)	81
Other long-term liabilities	330	926
Net cash provided by operating activities	20,849	15,707

Investing activities:
Proceeds from the disposal of property, plant & equipment	10,084	5,745
Capital expenditures	(5,315)	(16,146)
Acquisitions	—	(647)
Other	19	(213)
Net cash provided by (used in) investing activities	4,788	(11,261)

Financing activities:
Payments on long-term debt	(21)	(20)
Proceeds from issuance of common stock	—	2
Payment of deferred financing costs	(193)	—
Payment of cash dividends	(2,897)	(13,525)
Net cash used in financing activities	(3,111)	(13,543)
Effect of exchange rate changes on cash	652	(735)
Net increase (decrease) in cash & cash equivalents	23,178	(9,832)
Cash & cash equivalents - beginning of period	52,960	74,376
Cash & cash equivalents - end of period	$76,138	$64,544

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

 Six months ended December 31, 2009

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at June 30, 2009	$483	$356,446	$(583,220)	$467	$531,747	$305,923

Share-based compensation expense (note 10)	—	1,075	—	—	—	1,075

Dividends declared on common stock	—	—	—	—	(2,903)	(2,903)

Other comprehensive income (note 12):
Currency translation adjustments	—	—	—	677	—	677
Hedge amortization, net of tax and other	—	—	—	24	—	24
Net income (loss)	—	—	—	—	(16,917)	(16,917)
Total comprehensive income (loss)						(16,216)

Balance at December 31, 2009	$483	$357,521	$(583,220)	$1,168	$511,927	$287,879

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

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  In preparing these financial statements, the Company has evaluated events and transactions subsequent to December 31, 2009 through February 5, 2010, the date of public issuance of this Quarterly Report on form 10-Q.  Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates.  Areas in which significant estimates have been made include, but are not limited to, revenue recognition, the allowance for doubtful accounts receivable, inventory obsolescence, tax valuation allowances, useful lives for property, plant and equipment and intangible assets, goodwill and indefinite-lived intangible asset impairment analyses, the evaluation of uncertain tax positions and the fair value of assets acquired and liabilities assumed in business combinations.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP.  ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the ASC will be considered non-authoritative. These provisions of ASC Topic 105 became effective for the Company in the first quarter of fiscal 2010. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. References to the pre-codification pronouncements are noted in parenthesis.

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

(2)        Interim Financial Presentation

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K/A for the year ended June 30, 2009.

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

The Company’s consolidated effective tax rate was 33.7% and 30.9% for the six months ended December 31, 2009 and 2008, respectively. In the current quarter, the effective tax rate is primarily related to the tax benefit on the current quarter loss. The tax benefit is partially offset by the foreign valuation allowance on the Canadian net operating losses, by state valuation allowance on certain state net operating losses and by state income tax expense in states where the Company’s subsidiaries file on a separate company basis. The prior period effective tax rate benefited from a one time adjustment of $0.7 million made in the first quarter of fiscal 2009.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Company is subject to examination by the taxing authorities in such major jurisdictions as Canada, Mexico and the U.S. As of December 31, 2009, certain subsidiaries of the Company are currently under audit from 2001 through 2007 in the U.S. It is reasonably possible that some of these audits may be completed during the next twelve months. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant.

A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. In prior periods, the Company established a valuation allowance for the state deferred tax assets and Canadian net operating losses in its Retail segment. As of December 31, 2009, after considering both positive and negative evidence, management’s assessment is that a valuation allowance is not needed for the Company’s other deferred tax assets.  Due to the economic times and recent losses, management will continue to assess the realizability of the tax assets based on actual and forecasted operating results on a quarterly basis, as required under ASC topic 740.  It is possible during the current fiscal year, that the realization of tax assets is not reasonably assured due to a of lack of available objective evidence.  Management would then record a valuation allowance against the tax assets which would result in a non-cash charge to earnings.

(4)        Inventories

Inventories at December 31, 2009 and June 30, 2009 are summarized as follows (in thousands):

	December 31, 2009	June 30, 2009

Finished goods	$114,025	$130,180
Work in process	7,290	7,476
Raw materials	20,676	18,863
	$141,991	$156,519

Inventories are presented net of a related valuation allowance of $2.2 million at both December 31, 2009 and June 30, 2009.

(5)        Restructuring and Impairment Charges

In recent years, we have announced and executed plans to consolidate our operations as part of an overall strategy to maximize efficiencies and maintain our competitive advantage.

In fiscal 2009, the Company consolidated several operations. Upholstery plants in Eldred, Pennsylvania and Chino, California were consolidated into the Maiden, North Carolina operations. Sawmill and dimension mill production in Andover, Maine was transferred to the Beecher Falls, Vermont site.  All remaining case goods plants are being converted to produce custom case goods products. Wholesale distribution locations, and several retail service centers were consolidated. For these actions, the Company estimates pre-tax restructuring, impairment, accelerated depreciation and other related charges will ultimately approximate $31 million ($24 million wholesale, $7 million retail), consisting of an $18 million impact from long-lived assets, $8 million in employee severance and other payroll and benefit costs, and $5 million in other associated costs.   In the current fiscal year, total costs were $0.2 million of restructuring credits and $6.6 million in accelerated depreciation charges for Wholesale, and $1.3 million of restructuring charges for the Retail segment. Cumulative charges to date for these actions totaling $20.7 million have been classified in the Statement of Operations as restructuring and impairment charges, and $6.6 million of accelerated depreciation was recorded in cost of sales.  Adjustments to the restructuring reserve in the current period consist primarily of gains on the sale of equipment sold and adjustments on non-cancellable leases.  The activity in the restructuring reserve related to these plans is presented in the following table (in thousands) and is classified with accrued expenses and other current liabilities in the Consolidated Balance Sheets.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Fiscal 2009 plans:

	Three months ended December 31, 2009
	Balance at September 30, 2009	New charges (credits)	Utilized	Adjustments	Balance at December 31, 2009
Employee severance and other payroll and benefit costs	$2,556	$7	$(1,968)	$43	$638
Other associated costs	543	965	(196)	(48)	1,264
Write down of long-lived assets	—	—	427	(427)	—
	$3,099	$972	$(1,737)	$(432)	$1,902

Fiscal 2009 plans:

	Six months ended December 31, 2009
	Balance at June 30, 2009	New charges (credits)	Utilized	Adjustments	Balance at December 31, 2009
Employee severance and other payroll and benefit costs	$3,864	$103	$(3,372)	$43	$638
Other associated costs	654	1,377	(719)	(48)	1,264
Write down of long-lived assets	—	54	373	(427)	—
	$4,518	$1,534	$(3,718)	$(432)	$1,902

In fiscal 2008, we announced a plan to consolidate the operations of certain Ethan Allen-operated retail design centers and retail service centers. In connection with this initiative, we permanently ceased operations at ten design centers and six retail service centers which, for the most part, were consolidated into other existing operations.  Costs for these actions in the current fiscal year totaled $0.5 million, all for the Retail segment, due to non-cancellable lease adjustments and net losses on the sale of real estate. Cumulative charges to date for these actions total $6.0 million, all of which have been classified in the Statement of Operations as restructuring and impairment charges of the Retail segment.

Activity in the Company’s restructuring reserves related to these plans is summarized in the table below (in thousands) and is classified with accrued expenses and other current liabilities in the Consolidated Balance Sheets:

Fiscal 2008 plans:

	Three months ended December 31, 2009
	Balance at September 30, 2009	New charges (credits)	Utilized	Adjustments	Balance at December 31, 2009
Employee severance and other payroll and benefit costs	$359	$—	$(10)	$—	$349
Other associated costs	2,577	68	(353)	170	2,462
	$2,936	$68	$(363)	$170	$2,811

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Fiscal 2008 plans:

	Six months ended December 31, 2009
	Balance at June 30, 2009	New charges (credits)	Utilized	Adjustments	Balance at December 31, 2009
Employee severance and other payroll and benefit costs	$369	$—	$(20)	$—	$349
Other associated costs	2,892	68	(706)	208	2,462
Write down of long-lived assets	—	—	(212)	212	—
	$3,261	$68	$(938)	$420	$2,811

(6)           Business Acquisitions

There were no acquisitions completed during the six months ended December 31, 2009.

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

	Three months ended December 31, 2008	Six months ended December 31, 2008
Business segment	Retail	Retail
Total consideration	$344	$911
Fair value of assets acquired and liabilities assumed:
Inventory	157	826
PP&E and other assets	11	60
Customer deposits	94	(561)
A/P and other liabilities	14	(186)
Goodwill	$68	$772

(7)        Goodwill, Other Intangible Assets and Goodwill Impairment

At both December 31, 2009 and June 30, 2009, we had goodwill and other indefinite-lived intangible assets of $25.4 million and $19.7 million, respectively, all of which is included in the Wholesale segment.  The indefinite-lived intangible assets represent Ethan Allen trade names.  The Company previously had goodwill in the Retail segment, all of which was considered impaired and written off during the third quarter of fiscal 2009.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

In accordance with ASC Topic 350, “Intangibles-Goodwill and Other” (SFAS No. 142), we do not amortize goodwill or other indefinite-lived intangible assets but, rather, we conduct an annual impairment analysis of goodwill and other indefinite-lived intangible assets the first of April each fiscal year, unless events occur or circumstances change that would more likely than not reduce the fair value of the goodwill or other indefinite-lived intangible assets below their carrying value. In determining whether an interim test is appropriate, management considers several factors including changes in the Company’s stock price, financial performance, third party ratings on its long-term debt, and expected financial outlook of the business. Methods employed to value the enterprise and the Company’s retail and wholesale segments include the market approach and the income approach, which are reconciled with the total market capitalization of the Company. These valuation methods use historical revenues and cash flows, as well as Company and external analysts’ financial projections and apply discount rates, weighted average cost of capital rates, total invested capital multiples, and premium control multiples. Fair value of our trade name is valued using the relief-from-royalty method. Significant factors used in trade name valuation are royalty rates, future growth and discount rates, and expense rates.

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

In fiscal 2010, the Company concluded for the first and second quarters that no interim impairment test was required.  During the six months ended December 31, 2009, although business performance was slightly below management’s expectations, our sales, gross profit, operating income, net income and other indicators improved from the previous quarter, and our long-term outlook has not changed.  The Company’s average quarterly stock price increased 12% (from $12.11 for the quarter ended June 30, 2009, to $13.53 for the quarter ended December 31, 2009), and cash balances increased to $76.1 million at December 31, 2009 from $53.0 million at June 30, 2009.

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

(8)        Borrowings

Total debt obligations at December 31, 2009 and June 30, 2009 consist of the following (in thousands):

	December 31,	June 30,
	2009	2009
5.375% Senior Notes due 2015	$199,078	$198,997
Industrial revenue bonds	3,855	3,855
Other debt	275	296
Total debt	203,208	203,148
Less current maturities	43	42
Total long-term debt	$203,165	$203,106

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

On October 23, 2009, the Company expanded to $60 million the three-year senior secured asset-based revolving credit facility (the “Facility”) established on May 29, 2009.  The Facility provides revolving credit financing of up to $60 million, subject to borrowing base availability.  At the Company’s option, revolving loans under the Agreement bear interest at an annual rate of either:

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

At December 31, 2009, we had no revolving loans, and $12.5 million in trade and standby letters of credit outstanding under the Facility. Remaining availability under the revolver totaled $47.5 million subject to limitations set forth in the agreement noted above. We are in compliance with the terms and conditions of the agreement and as a result, the coverage charge ratio, or other restricted payment limitations did not apply.  As of December 31, 2009, we are in compliance with all covenants of our credit facility.

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

As of December 31, 2009, we believe that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.  We believe our currently anticipated capital expenditures for environmental control facility matters are not material.

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

(10)     Share-Based Compensation

On October 10, 2007, the Company’s Board of Directors and M. Farooq Kathwari, our Chairman, President and Chief Executive Officer, agreed to the terms of a new employment agreement expiring on June 30, 2012 (the “Agreement”).  Pursuant to the terms of the Agreement, Mr. Kathwari was awarded options to purchase 150,000 shares of our common stock on October 10, 2007, options to purchase an additional 90,000 shares on July 1, 2008, and options to purchase an additional 60,000 shares on July 1, 2009, in each case at the closing stock price on the grant date.  The 2007 grant was issued at an exercise price of $34.03, and vests in three equal installments on each June 30 of 2008, 2009 and 2010.  The 2008 grant was issued at an exercise price of $24.62, and vests in two equal installments on each of June 30, 2009 and 2010.  The 2009 grant was issued at an exercise price of $10.68 and vests on June 30, 2010. All options awarded under the Agreement have a contractual term of 10 years.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

per the Agreement, an additional grant of 20,000 restricted shares on July 1, 2009 with the same 36 month vesting, continuing service and performance conditions.

Also in connection with the Agreement, Mr. Kathwari received on November 13, 2007 an award of 15,000 restricted shares.  These shares are service-based with 3,000 shares vesting on June 30 for each of the years 2008 through 2012.

On November 12, 2009, the Company awarded options to purchase 83,500 shares of our common stock to a large group of associates at the closing stock price on the grant date of $11.74.  These grants vest in four equal annual installments on the anniversary date of the grant.

(11)     Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Weighted average common shares outstanding for basic calculation	28,917	28,739	28,922	28,721
Effect of dilutive stock options and other share-based awards	—	—	—	72
Weighted average common shares outstanding adjusted for dilution calculation	28,917	28,739	28,922	28,793

As of December 31, 2009 and 2008, stock options to purchase 2,251,389 and 2,287,725 common shares, respectively, were excluded from the respective diluted earnings per share calculation because their impact was anti-dilutive.

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

Accumulated other comprehensive income, comprised of losses on certain derivative instruments and accumulated foreign currency translation adjustments, totaled $1.2 million at December 31, 2009 and $0.5 million at June 30, 2009.  Losses on derivative instruments are the result of cash flow hedging contracts entered into in connection with the issuance of the Senior Notes (see Note 8).  Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operation of five Ethan Allen owned retail design centers located in Canada and our cut and sew plant located in Mexico.  Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

The Company partially adopted ASC Topic 820 on July 1, 2008 due to the fact that a portion of ASC Topic 820 was previously deferred for one year for all nonfinancial assets and nonfinancial liabilities that were not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On July 1, 2009, the Company adopted the deferred portion of ACS Topic 820.  There was no impact to the Company’s financial position or results of operations resulting from the adoption of the deferred portion of ACS Topic 820.  The Company has now fully adopted ASC Topic 820.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

At December 31, 2009, the Company’s assets and liabilities measured at fair value on a recurring basis consist of $70.0 million in cash equivalents, which were valued using Level 1 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including our cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the six months ended December 31, 2009, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.

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

A breakdown of wholesale sales by these product lines for the three and six months ended December 31, 2009 and 2008 is provided as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Case Goods	42%	42%	41%	42%
Upholstered Products	44	40	44	41
Home Accessories and Other	14	18	15	17
	100%	100%	100%	100%

Revenue information by product line is not as easily determined within the retail segment. However, because wholesale production and sales are matched, for the most part, to incoming orders, we believe that the allocation of retail sales by product line would be similar to that of the wholesale segment.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Segment information for the three and six months ended December 31, 2009 and 2008 is set forth as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net sales:
Wholesale segment	$84,499	$108,848	$165,780	$230,143
Retail segment	107,123	147,183	210,273	303,053
Elimination of inter-company sales	(48,320)	(66,473)	(96,561)	(137,797)
Consolidated Total	$143,302	$189,558	$279,492	$395,399

Operating income (loss):
Wholesale segment (1)(2)	$1,022	$8,580	$(3,638)	$20,465
Retail segment (3)(4)	(9,792)	(3,185)	(21,141)	(6,237)
Adjustment of inter-company profit (5)	3,487	4,692	3,408	8,070
Consolidated Total	$(5,283)	$10,087	$(21,371)	$22,298

Capital expenditures:
Wholesale segment	$835	$682	$1,636	$2,314
Retail segment	1,992	4,371	3,679	13,832
Acquisitions (6)(7)	—	272	—	647
Consolidated Total	$2,827	$5,325	$5,315	$16,793

	December 31,	June 30,
	2009	2009
Total assets
Wholesale segment	$273,045	$276,250
Retail segment	383,676	397,877
Inventory profit elimination (8)	(24,251)	(27,642)
Consolidated Total	$632,470	$646,485

(1)     Operating income (loss) for the wholesale segment for the three months ended December 31, 2009 includes a pre-tax restructuring and impairment net recovery of $0.4 million.

(2)     Operating income (loss) for the wholesale segment for the six months ended December 31, 2009 and 2008 include a pre-tax restructuring and impairment net recovery of $0.2 million and charges of $0.4 million, respectively.

(3)     Operating income (loss) for the retail segment for the three months ended December 31, 2009 includes pre-tax restructuring and impairment charges of $1.2 million.

(4)     Operating income (loss) for the retail segment for the six months ended December 31, 2009 and 2008 include pre-tax restructuring and impairment charges of $1.8 million and a net recovery of $2.0 million, respectively.

(5)     Represents the change in the inventory profit elimination necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned design center inventory existing at the end of the period.

(6)     Acquisitions for the three months ended December 31, 2008 include the purchase of one retail design center.

(7)     Acquisitions for the six months ended December 31, 2008 include the purchase of three retail design centers.

(8)     Represents the wholesale profit contained in Ethan Allen-owned design center inventory that has not yet been realized. These profits are realized when the related inventory is sold.

There were 50 independent retail design centers located outside the United States at December 31, 2009. Less than five percent of our net sales were derived from sales to those retail design centers.

(15)     Subsequent Events

Ethan Allen declares quarterly cash dividend

Ethan Allen’s Board of Directors has declared a quarterly cash dividend of $0.05 per share, which will be payable to shareholders of record as of April 9, 2010 and paid on April 26, 2010.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

16)       Recent Accounting Pronouncements

In June 2009, the FASB released additional guidance on ASC Topic 810, “Consolidation” (SFAS No. 167) which will revise previous guidance applicable to variable interest entities (“VIEs”). The new guidance will require ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, as opposed to reconsideration only when specific events occurred, as under present rules. The new guidance will also replace the quantitative approach previously required for determining the primary beneficiary of a VIE with a qualitative approach, and changes some disclosure requirements. This revised guidance is effective for fiscal years beginning after November 15, 2009 (July 1, 1010 for the Company).  The Company is currently evaluating the impact, if any, on our financial statements and results of operations.

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

The following tables set forth the condensed consolidating balance sheets as of December 31, 2009 and June 30, 2009, the condensed consolidating statements of operations for the three and six months ended December 31, 2009 and 2008, and the condensed consolidating statements of cash flows for the six months ended December 31, 2009 and 2008 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

December 31, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$72,802	$2,125	$1,211	$—	$76,138
Accounts receivable, net	—	12,002	324	255	—	12,581
Inventories	—	—	161,489	4,753	(24,251)	141,991
Prepaid expenses and other current assets	—	19,580	5,220	635	—	25,435
Intercompany	—	781,359	228,088	(3,663)	(1,005,784)	—
Total current assets	—	885,743	397,246	3,191	(1,030,035)	256,145

Property, plant and equipment, net	—	6,667	301,352	5,509	—	313,528
Goodwill and other intangible assets	—	19,740	25,388	—	—	45,128
Other assets	—	16,972	693	4	—	17,669
Investment in affiliated companies	597,334	(53,551)	—	—	(543,783)	—
Total assets	$597,334	$875,571	$724,679	$8,704	$(1,573,818)	$632,470

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$—	$43	$—	$—	$43
Customer deposits	—	—	34,783	1,790	—	36,573
Accounts payable	—	8,143	14,773	320	—	23,236
Accrued expenses and other current liabilities	1,568	36,599	17,808	276	—	56,251
Intercompany	307,887	597	691,982	5,318	(1,005,784)	—
Total current liabilities	309,455	45,339	759,389	7,704	(1,005,784)	116,103

Long-term debt	—	199,078	4,087	—	—	203,165
Other long-term liabilities	—	10,455	14,729	139	—	25,323
Deferred income taxes	—	—	—	—	—	—
Total liabilities	309,455	254,872	778,205	7,843	(1,005,784)	344,591

Shareholders’ equity	287,879	620,699	(53,526)	861	(568,034)	287,879
Total liabilities and shareholders’ equity	$597,334	$875,571	$724,679	$8,704	$(1,573,818)	$632,470

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Three months ended December 31, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$84,465	$144,000	$5,527	$(90,690)	$143,302
Cost of sales	—	69,012	96,688	2,821	(94,243)	74,278
Gross profit	—	15,453	47,312	2,706	3,553	69,024

Selling, general and administrative expenses	42	10,738	60,189	2,561	—	73,530
Restructuring and impairment charge, (credit) net	—	—	777	—	—	777
Total operating expenses	42	10,738	60,966	2,561	—	74,307
Operating income (loss)	(42)	4,715	(13,654)	145	3,553	(5,283)

Interest and other miscellaneous income, net	(3,296)	(12,550)	16	9	16,841	1,020
Interest and other related financing costs	—	2,902	76	—	—	2,978
Income (loss) before income tax expense	(3,338)	(10,737)	(13,714)	154	20,394	(7,241)
Income tax expense	—	(3,903)	—	—	—	(3,903)

Net income (loss)	$(3,338)	$(6,834)	$(13,714)	$154	$20,394	$(3,338)

Three Months Ended December 31, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$109,126	$194,648	$5,981	$(120,197)	$189,558
Cost of sales	—	80,998	128,343	3,469	(125,053)	87,757
Gross profit	—	28,128	66,305	2,512	4,856	101,801

Selling, general and administrative expenses	42	11,644	77,394	2,608	—	91,688
Restructuring and impairment charge, (credit) net	—	—	26	—	—	26
Total operating expenses	42	11,644	77,420	2,608	—	91,714
Operating income (loss)	(42)	16,484	(11,115)	(96)	4,856	10,087

Interest and other miscellaneous income, net	5,530	(10,157)	6	(2)	5,736	1,113
Interest and other related financing costs	—	2,856	76	—	—	2,932
Income before income tax expense	5,488	3,471	(11,185)	(98)	10,592	8,268
Income tax expense	—	2,780	—	—	—	2,780

Net income (loss)	$5,488	$691	$(11,185)	$(98)	$10,592	$5,488

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Six Months Ended December 31, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$165,875	$280,996	$10,426	$(177,805)	$279,492
Cost of sales	—	135,973	191,888	5,524	(181,226)	152,159
Gross profit	—	29,902	89,108	4,902	3,421	127,333

Selling, general and administrative expenses	83	21,770	120,162	5,100	—	147,115
Restructuring and impairment charge, net	—	—	1,589	—	—	1,589
Total operating expenses	83	21,770	121,751	5,100	—	148,704
Operating income (loss)	(83)	8,132	(32,643)	(198)	3,421	(21,371)

Interest and other miscellaneous income, net	(16,834)	(31,146)	49	9	49,739	1,817
Interest and other related financing costs	—	5,807	152	—	—	5,959
Income before income tax expense	(16,917)	(28,821)	(32,746)	(189)	53,160	(25,513)
Income tax expense	—	(8,596)	—	—	—	(8,596)

Net income (loss)	$(16,917)	$(20,225)	$(32,746)	$(189)	$53,160	$(16,917)

Six Months Ended December 31, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$230,722	$403,448	$12,061	$(250,832)	$395,399
Cost of sales	—	169,403	264,737	6,741	(259,224)	181,657
Gross profit	—	61,319	138,711	5,320	8,392	213,742

Selling, general and administrative expenses	83	24,935	162,380	5,650	—	193,048
Restructuring and impairment charge, net	—	—	(1,604)	—	—	(1,604)
Total operating expenses	83	24,935	160,776	5,650	—	191,444
Operating income (loss)	(83)	36,384	(22,065)	(330)	8,392	22,298

Interest and other miscellaneous income, net	12,993	(20,293)	8	4	9,501	2,213
Interest and other related financing costs	—	5,681	152	—	—	5,833
Income before income tax expense	12,910	10,410	(22,209)	(326)	17,893	18,678
Income tax expense	—	5,768	—	—	—	5,768

Net income (loss)	$12,910	$4,642	$(22,209)	$(326)	$17,893	$12,910

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

Six months ended December 31, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$2,897	$25,505	$(7,501)	$(52)	$—	$20,849

Cash flows from investing activities:
Capital expenditures	—	(241)	(4,029)	(1,045)	—	(5,315)
Acquisitions	—	—	—	—	—	—
Proceeds from the disposal of property, plant and equipment	—	—	10,084	—	—	10,084
Other	—	19	—	—	—	19
Net cash used in investing activities	—	(222)	6,055	(1,045)	—	4,788

Cash flows from financing activities:
Payments on long-term debt	—	—	(21)	—	—	(21)
Increase in deferred financing costs	—	(193)	—	—	—	(193)
Proceeds from issuance of common stock	—	—	—	—	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	—	—	—
Dividends paid	(2,897)	—	—	—	—	(2,897)
Net cash provided by (used in) financing activities	(2,897)	(193)	(21)	—	—	(3,111)

Effect of exchange rate changes on cash	—	—	—	652	—	652

Net decrease in cash and cash equivalents	—	25,090	(1,467)	(445)	—	23,178

Cash and cash equivalents – beginning of period	—	47,712	3,592	1,656	—	52,960

Cash and cash equivalents – end of period	$—	$72,802	$2,125	$1,211	$—	$76,138

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

Six months ended December 31, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$13,523	$(7,350)	$9,740	$(206)	$—	$15,707

Cash flows from investing activities:
Capital expenditures	—	(1,085)	(14,968)	(93)	—	(16,146)
Acquisitions	—	—	(647)	—	—	(647)
Proceeds from the disposal of property, plant and equipment	—	19	5,726	—	—	5,745
Other	—	(32)	(181)	—	—	(213)
Net cash used in investing activities	—	(1,098)	(10,070)	(93)	—	(11,261)

Cash flows from financing activities:
Payments on long-term debt	—	—	(20)	—	—	(20)
Purchases and other retirements of company stock	—	—	—	—	—	—
Proceeds from issuance of common stock	2	—	—	—	—	2
Excess tax benefits from share-based payment arrangements	—	—	—	—	—	—
Dividends paid	(13,525)	—	—	—	—	(13,525)
Net cash provided by (used in) financing activities	(13,523)	—	(20)	—	—	(13,543)

Effect of exchange rate changes on cash	—	—	—	(735)	—	(735)

Net increase (decrease) in cash and cash equivalents	—	(8,448)	(350)	(1,034)	—	(9,832)

Cash and cash equivalents – beginning of period	—	71,117	1,307	1,952	—	74,376

Cash and cash equivalents – end of period	$—	$62,669	$957	$918	$—	$64,544

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

Critical Accounting Policies

The Company’s consolidated financial statements are based on the accounting policies used.  Certain accounting polices require that estimates and assumptions be made by management for use in the preparation of the financial statements.  Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results and that require subjective or complex estimates by management.  The Company’s critical accounting policies regarding Impairment of Long-Lived Assets and Goodwill are described below.  For information regarding the Company’s other critical accounting policies, see the Company’s 2009 Annual Report on Form 10-K/A filed with the SEC on August 27, 2009

Impairment of Long-Lived Assets and Goodwill — We periodically evaluate whether events or circumstances have occurred that indicate that long-lived and indefinite-lived assets may not be recoverable or that the remaining useful life may warrant revision.  When such events or circumstances are present, the Company determines whether the carrying value exceeds the fair value as described below.

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

The fair value of our trade name, which is the Company’s only indefinite-lived intangible asset other than goodwill, is valued using the relief-from-royalty method. Significant factors used in trade name valuation are rates for royalties, future growth, and a discount factor.  Royalty rates are determined using an average of recent comparable values.  Future growth rates are based on the Company’s perception of the long-term values in the market in which we compete, and the discount rate is determined using the weighted average cost of capital for companies within our peer group, adjusted for specific company risk premium factors. The fair value of the trade name substantially exceeded the carrying value in fiscal 2009.

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

In the fiscal quarter ended June 30, 2009, the Company performed its annual impairment test and no impairment of goodwill was appropriate as the fair value of the Wholesale reporting unit net assets exceeded the book value by approximately 10%.  In fiscal 2010, the Company concluded for the first and second quarters that no interim impairment test was required.  During the six months ended December 31, 2009, although business performance was slightly below management’s expectations, our sales, gross profit, operating income, net income and other indicators improved from the previous quarter, and our long-term outlook has not changed.  The Company’s average quarterly stock price increased 12% (from $12.11 for the quarter ended June 30, 2009, to $13.53 for the quarter ended December 31, 2009), and cash balances increased to $76.1 million at December 31, 2009 from $53.0 million at June 30, 2009.  There can be no assurance that the outcome of future reviews will not result in substantial impairment charges.

To calculate fair value of the assets described above, management relies on estimates and assumptions which by their nature have varying degrees of uncertainty. Wherever possible, management therefore looks for third party transactions as described above to provide the best possible support for the assumptions incorporated. Management considers several factors to be significant when estimating fair value including expected financial outlook of the business, changes in the Company’s stock price, the impact of changing market conditions on financial performance and expected future cash flows, and other factors. Deterioration in any of these factors may result in a lower fair value assessment, which could lead to impairment of the long-lived assets and goodwill of the Company.

Results of Operations

Our business has been severely impacted by the economic factors in the United States and abroad which we began to feel in earnest during our second quarter of fiscal 2009.  Weakness in the U.S. economy from continued high unemployment, volatile capital markets, depressed housing prices and tight consumer spending have all put negative stress on the economy which continues to have a negative impact on our business.  As we work through these difficult times, we have taken dramatic actions to significantly reduce costs in all facets of our business including closing and realigning manufacturing plants, consolidating logistics operations, and closing under-performing retail design centers. These actions have been taken with appropriate consideration for demand and management believes it has retained sufficient scalable capacity.  We have also launched initiatives to increase sales, such as special savings product promotions, our designer affiliate program and conversion of our case goods products to custom.

In fiscal 2009, the Company consolidated several operations. Upholstery plants in Eldred, Pennsylvania and Chino, California were consolidated into the Maiden, North Carolina operations. Sawmill and dimension mill production in Andover, Maine was transferred to the Beecher Falls, Vermont site.  All remaining case goods plants are being converted to produce custom case goods products. Wholesale distribution locations, and several retail service centers were consolidated. For these actions, the Company estimates pre-tax restructuring, impairment, accelerated depreciation and other related charges will ultimately approximate $31 million ($24 million wholesale, $7 million retail), consisting of an $18 million impact from long-lived assets, $8 million in employee severance and other payroll and benefit costs, and $5 million in other associated costs.   In the current fiscal year, total costs were $0.2 million of restructuring credits and $6.6 million in accelerated depreciation charges for Wholesale, and $1.3 million of restructuring charges for the Retail segment. Cumulative charges to date for these actions totaling $20.7 million have been classified in the Statement of Operations as restructuring and impairment charges, and $6.6 million of accelerated depreciation was recorded in cost of sales.  Adjustments to the restructuring reserve in the current period consist primarily of gains on the sale of equipment sold and adjustments on non-cancellable leases.

In fiscal 2008, we announced a plan to consolidate the operations of certain Ethan Allen-operated retail design centers and retail service centers. In connection with this initiative, we permanently ceased operations at ten design centers and six retail service centers which, for the most part, were consolidated into other existing operations.  Costs for these actions in the current fiscal year totaled $0.5 million, all for the Retail segment, due to non-cancellable lease adjustments and net losses on the sale of real estate. Cumulative charges to date for these actions total $6.0 million, all of which have been classified in the Statement of Operations as restructuring and impairment charges of the Retail segment.

Our revenues are comprised of (i) wholesale sales to independently owned and Company-owned retail design centers and (ii) retail sales of Company-owned design centers.  See Note 14 to our Consolidated Financial Statements for the three months and six months ended December 31, 2009 and 2008 for the components of consolidated revenue and operating income, capital expenditures, and total assets by segment.

Quarter Ended December 31, 2009 Compared to Quarter Ended December 31, 2008

Consolidated revenue for the three months ended December 31, 2009 decreased 24.4% to $143.3 million, from $189.6 million for the three months ended December 31, 2008. During the quarter, sales continued to be affected by the negative economic stresses mentioned earlier, as well as the use of highly promotional pricing strategies by the Company’s competitors.  These factors were partially offset by (i) several new marketing initiatives including our special savings pricing, and our new interactive web site ethanalleninc.com, (ii) the continued use of national television media, where we emphasize to clients our interior design services and the full line of our quality product offerings, and (iii) the positive effects of efforts to reposition the retail network.

Wholesale revenue for the second quarter of fiscal 2010 decreased 22.4% to $84.5 million from $108.8 million in the prior year comparable period.  The quarter-over-quarter decrease was primarily attributable to a decline in the incoming order rate due to a continued soft retail environment for home furnishings noted throughout the current period. These decreases were partially offset by our special savings pricing during the quarter.  In addition, there were three more independent retail design centers at December 31, 2009, which increased to 134 from 131 at December 31, 2008, and twelve fewer Ethan Allen-operated design centers as noted below.  There were the same number of shipping days in the quarter both this year and last year.

Retail revenue from Ethan Allen-owned design centers for the three months ended December 31, 2009 decreased 27.2% to $107.1 million from $147.2 million for the three months ended December 31, 2008.  We believe the decrease in retail sales by Ethan Allen-operated design centers is due to the same soft market conditions experienced by the wholesale segment, as evidenced by a 25.3% decrease in comparable store sales, a net $6.0 million decrease in new/closed store sales, and a net decrease in the number of Ethan Allen-operated design centers to 150 as of December 31, 2009 as compared to 162 as of December 31, 2008.  These decreases were partially offset by more aggressive marketing campaigns including special savings pricing during the quarter.  During the quarter, we opened one (a relocation) and closed five design centers.

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

Quarter-over-quarter, written business of Ethan Allen-owned design centers decreased 9.0% while comparable design centers written business decreased 6.1%.  Over that same period, wholesale orders decreased 18.2%.  Both retail and wholesale written business reflect the softer retail environment for home furnishings noted throughout the period as a result of the continued negative economic stresses previously discussed.

We have made considerable investment within the retail network to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of the retail design center personnel.  We also believe that over time, we will benefit from (i) our repositioning of the retail network, (ii) new product introductions, (iii) new marketing initiatives such as our special savings pricing, and our new interior design affiliate (IDA) program, (iv) continued use of technology including our state-of-the-art website coupled with personal service from our design professionals, and (v) ongoing use of national television and shelter magazines as advertising media.

Gross profit decreased during the quarter to $69.0 million from $101.8 million in the prior year comparable quarter.  The 32.2% decrease in gross profit was primarily attributable to (i) the reduction in net sales of 24.4%, with an overall decrease in shipments in both market segments, (ii) plant transition costs related to the restructuring of our manufacturing plants, ramping up upholstery production, and transition to custom case goods, and (iii) lower margins within the retail segment, due to discounted sales through our special savings pricing initiatives and sales of discontinued product and floor samples.  The sales mix had a slightly unfavorable shift with retail sales representing a lower proportionate share of total sales in the current quarter (75%) compared to the prior year period (78%). Consolidated gross margin decreased to 48.2% from 53.7% in the prior year as a result, primarily, of the factors set forth above.

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the three months ended December 31, 2009 and 2008:

Operating expenses decreased 19.0% to $74.3 million, but increased to 51.9% of sales in the current quarter from $91.7 million, or 48.4% of sales in the prior year quarter.  Selling expenses were down in absolute terms due to cost cutting actions taken and lower sales volume, and increased as a percentage of sales due to significantly lower sales volume.  Salary related costs decreased due to the reduced number of employees and other cost cutting efforts taken by the Company.

Consolidated operating income (loss) for the three month period ended December 31, 2009 was a loss of $5.2 million, or 3.7% of sales, as compared to income of $10.1 million, or 5.3% of sales, for the three months ended December 31, 2008.  This decrease of $15.4 million is due to a decrease in gross profit mostly due to reduced sales, and transitional costs due to restructuring activities, partly offset by a decrease in period over period operating expenses, both of which were discussed previously.

Wholesale operating income for the three months ended December 31, 2009 was $1.0 million, or 1.2% of sales, as compared to income of $8.6 million, or 7.9% of sales, in the prior year comparable quarter. The decrease of $7.6 million was primarily attributable to a decrease in sales volume, and the plant transition costs relating to the closure of manufacturing plants as discussed previously.

Retail operating loss increased $6.6 million to a loss of $9.8 million, or a negative 9.1% of sales, for the second quarter of fiscal 2010 from a loss of $3.2 million, or a negative 2.2% of sales, for the second quarter of fiscal 2009.  The increase in retail operating loss generated by Ethan Allen-operated design centers was primarily due to reduced sales attributed to the weak retail environment for home furnishings offset partially by cost cutting actions taken.

Interest and other miscellaneous income, net decreased $0.1 million from the prior year comparable quarter.  The decrease was due, primarily to lower rates of interest during the current period.

Interest and other related financing costs amounted to just under $3.0 million in both the current and prior year periods.  This amount consists, primarily, of interest expense incurred in connection with our issuance of senior unsecured debt in September 2005.

Income Tax Expense for the three months ended December 31, 2009 totaled a benefit of $3.9 million as compared to an expense of $2.8 million for the three months ended December 31, 2008. Our effective tax rate for the current quarter was 53.9% compared to 33.6% in the prior year quarter. In the current quarter, the effective tax rate is primarily related to the tax benefit on the current quarter loss. The tax benefit is partially offset by the foreign valuation allowance on the Canadian net operating losses, by state valuation allowance on certain state net operating losses and by state income tax expense in states where the Company’s subsidiaries file on a separate company basis. The prior period effective tax rate benefited from a one time adjustment of $0.7 million made in the first quarter of fiscal 2009.

Net income (loss) for the three months ended December 31, 2009, was a loss of $3.3 million as compared to net income of $5.5 million in the prior year comparable period.  This resulted in a net loss per diluted share of $0.12 in the current quarter and net income per diluted share of $0.19 in the prior year quarter.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

Consolidated revenue for the six months ended December 31, 2009 decreased 29.3% to $279.5 million, from $395.4 million for the six months ended December 31, 2008. During the period, sales continue to be affected by the negative economic stresses mentioned earlier, as well as the use of highly promotional pricing strategies by the Company’s competitors.  These factors were partially offset by (i) several new marketing initiatives including our special savings pricing, and our new interactive web site ethanalleninc.com, (ii) the continued use of national television media, where we emphasize to clients our interior design services and the full line of our quality product offerings, and (iii) the positive effects of efforts to reposition the retail network.

Wholesale revenue for the first six months of fiscal 2010 decreased 28.0% to $165.8 million from $230.1 million in the prior year comparable period.  The period-over-period decrease was primarily attributable to a decline in the incoming order rate due to a continued soft retail environment for home furnishings noted throughout the current period. These decreases were partially offset by our special savings pricing during the quarter.  In addition, there were three more independent retail design centers at December 31, 2009, which increased to 134 from 131, and twelve fewer Ethan Allen-operated design centers as noted below. There were the same number of shipping days in the current six month period both this year and last year.

Retail revenue from Ethan Allen-owned design centers for the six months ended December 31, 2009 decreased 30.6% to $210.3 million from $303.1 million for the six months ended December 31, 2008.  We believe the decrease in retail sales by Ethan Allen-operated design centers is due to the same soft market conditions experienced by the wholesale segment, as evidenced by a 30.5% decrease in comparable store sales, a net $8.2 million decrease in new/closed store sales, and a net decrease in the number of Ethan Allen-operated design centers to 150 as of December 31, 2009 as compared to 162 as of December 31, 2008.  These decreases were partially offset by our special savings pricing during the period.  During the period, we opened six (including four relocations) and closed fifteen design centers.

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

Year-over-year, written business of Ethan Allen-owned design centers decreased 14.9% while comparable design centers written business decreased 13.9%.  Over that same period, wholesale orders decreased 19.9%.  Both retail and wholesale written business reflect the softer retail environment for home furnishings noted throughout the period as a result of continued negative economic stresses previously discussed.

We have made considerable investment within the retail network to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of the retail design center personnel.  We also believe that over time, we will benefit from (i) our repositioning of the retail network, (ii) new product introductions, (iii) new marketing initiatives such as our special savings pricing, and our new interior design affiliate (IDA) program, (iv) continued use of technology including our state-of-the-art website coupled with personal service from our design professionals, and (iv) ongoing use of national television and shelter magazines as advertising media.

Gross profit decreased during the six months to $127.3 million from $213.7 million in the prior year comparable period.  The 40.4% decrease in gross profit was primarily attributable to (i) the reduction in net sales of 29.3%, with an overall decrease in shipments in both market segments, (ii) lower margin percentages within the wholesale segment due to accelerated depreciation from closed manufacturing operations totaling $6.6 million, under absorption of plant overhead costs on the lower production volume, both in the first fiscal quarter, and other plant transition costs related to the restructuring of our manufacturing plants throughout the six month period, and (iii) lower margins within the retail segment, due to discounted sales through our special pricing initiatives and sales of discontinued product and floor samples.  The sales mix had a slightly unfavorable shift with retail sales representing a lower proportionate share of total sales in the current six month period (75%) compared to the prior year (77%).   Consolidated gross margin decreased to 45.6% from 54.1% in the prior year as a result, primarily, of the factors set forth above.

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the six months ended December 31, 2009 and 2008:

Operating expenses decreased 22.3% to $148.7 million, but increased to 53.2% of sales in the current quarter from $191.4 million, or 48.4% of sales in the prior six month period.  Selling expenses were down in absolute terms due to cost cutting actions taken and lower sales volume.  Salary related costs decreased due to the reduced number of employees and other cost cutting efforts taken by the Company.  Advertising expenses were down $3.7 million versus the previous year.

Consolidated operating income (loss) for the six month period ended December 31, 2009 was a loss of $21.4 million, or a negative 7.6% of sales, as compared to income of $22.3 million, or 5.6% of sales, for the six months ended December 31, 2008.  This decrease of $43.7 million is due to a decrease in gross profit mostly due to reduced sales, and accelerated depreciation charges due to restructuring activities, partly offset by a decrease in period over period operating expenses, both of which were discussed previously.

Wholesale operating income (loss) for the six months ended December 31, 2009 totaled a loss of $3.6 million, or a negative 2.2% of sales, as compared to income of $20.4 million, or 8.9% of sales, in the prior year comparable period. The decrease of $24.1 million was primarily attributable to a decrease in sales volume, and to plant transition costs including the $6.6 million of accelerated depreciation relating to the closure of manufacturing plants as discussed previously.

Retail operating loss increased $14.9 million to a loss of $21.1 million, or a negative 10.1% of sales, for the first six months of fiscal 2010 from a loss of $6.2 million, or a negative 2.1% of sales, for the comparable period of fiscal 2009.  The increase in retail operating loss generated by Ethan Allen-operated design centers was primarily due to reduced sales attributable to the weak retail environment for home furnishings offset partially by cost cutting actions taken.

Interest and other miscellaneous income, net decreased $0.4 million from the prior year comparable period.  The decrease was due, primarily to a decrease in investment income resulting from lower rates of interest during the current period.

Interest and other related financing costs amounted to just under $6.0 million in both the current and prior year periods.  This amount consists, primarily, of interest expense incurred in connection with our issuance of senior unsecured debt in September 2005.

Income tax expense for the six months ended December 31, 2009 totaled a benefit of $8.6 million as compared to an expense of $5.8 million for the six months ended December 31, 2008. Our effective tax rate for the current period was 33.7% compared to 30.9% in the prior year period. In the current period, the effective tax rate is primarily related to the tax benefit on the current period loss. The tax benefit is partially offset by the foreign valuation allowance on the Canadian net operating losses, by state valuation allowance on certain state net operating losses and by state income tax expense in states where the Company’s subsidiaries file on a separate company basis. The prior period effective tax rate benefited from a one-time adjustment of $0.7 million made in the first quarter of fiscal 2009. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. In prior periods, the Company established a valuation allowance for the state deferred tax assets and Canadian net operating losses in its Retail segment. As of December 31, 2009, after considering both positive and negative evidence, management’s assessment is that a valuation allowance is not needed for the Company’s other deferred tax assets.  Due to the economic times and recent losses, management will continue to assess the realizability of the tax assets based on actual and forecasted operating results on a quarterly basis, as required under ASC topic 740.  It is possible during the current fiscal year, that the realization of tax assets is not reasonably assured due to a lack of available objective evidence.  Management would then record a valuation allowance against the tax assets which would result in a non-cash charge to earnings.

Net income (loss) for the six months ended December 31, 2009, was a loss of $16.9 million as compared to net income of $12.9 million in the prior year comparable period.  This resulted in a net loss per diluted share of $0.58 in the current period and net income per diluted share of $0.45 in the prior year period.

Liquidity and Capital Resources

At December 31, 2009, we held cash and cash equivalents of $76.1 million.  Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, the revolving line of credit, and borrowings.

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

On October 23, 2009, the Company expanded to $60 million the three-year senior secured asset-based revolving credit facility (“the “Facility”) established on May 29, 2009.  The Facility provides revolving credit financing of up to $60 million, subject to borrowing base availability.  At the Company’s option, revolving loans under the Agreement bear interest at an annual rate of either:

(a) London Interbank Offered rate (“LIBOR”) plus 3.25% to 4.25%, based on the average availability, or

(b) the higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) a LIBOR rate plus 1.00% plus, in each case, an additional 2.25% to 3.25%, based on average availability.

The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and, at December 31, 2009, also excluded any intellectual property owned by the Company unless availability was less than or equal to $17.5 million.  The Facility contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends); sell certain assets; and make investments. The Company may make restricted payments (including dividends) as long as availability equals or exceeds the greater of (i) 25% of the aggregate commitment or (ii) $12 million.  If the average monthly availability is less than the greater of (i) 15% of the aggregate commitment and (ii) $9 million, the Company is also required to meet a fixed charge coverage ratio financial covenant which may not be less than 1 to 1 for any period of four consecutive fiscal quarters. The Facility also contains customary borrowing conditions and events of default, the occurrence of which would entitle the lenders to accelerate the maturity of any outstanding borrowings and terminate their commitment to make future loans.

The Company has not drawn any cash advances against the facility, and has no plans to do so.  At December 31, 2009, after excluding the $12.5 million we had utilized in letters of credit, remaining availability under the revolver totaled $47.5 million subject to limitations set forth in the agreement noted above. We are in compliance with the terms and conditions of the agreement and as a result, the coverage charge ratio, or other restricted payment limitations did not apply.  As of December 31, 2009, we are in compliance with all covenants of our credit facility.

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

In June 2009, Moodys Investors Service lowered our corporate and senior unsecured credit ratings to Ba1 from Baa3, and Standard & Poor’s (“S&P”) lowered our corporate and senior unsecured credit ratings to BB from BBB-. In November 2009, S&P lowered our corporate and senior unsecured credit ratings to B+. Both rating services pointed to the Company’s depressed operating performance due to lower consumer spending and a tough retail environment as reasons for the downgrades.  While the change in our credit rating had no impact on our existing credit facilities, if the S&P rating is not improved to investment grade by March 13, 2010, the issuer of our private label credit cards has a right to demand a standby letter of credit of up to $12 million, which would reduce availability under the revolving credit agreement. It does not appear likely that the S&P rating will improve to investment grade prior to March 13, 2010.  The Company believes it has sufficient cash and access to credit to fund operations and growth plans.

A summary of net cash provided by (used in) operating, investing, and financing activities for the six month periods ended December 31, 2009 and 2008 is provided below (in millions):

	Six Months Ended
	December 31,
	2009	2008
Operating Activities
Net income plus depreciation and amortization	$1.4	$25.7
Working capital	26.6	(4.5)
Other (non-cash items, long-term assets and liabilities)	(7.2)	(5.5)
Total provided by operating activities	$20.8	$15.7

Investing Activities
Capital expenditures	$(5.3)	$(16.1)
Acquisitions	—	(0.7)
Asset sales	10.1	5.7
Other	—	(0.2)
Total provided by (used in) investing activities	$4.8	$(11.3)

Financing Activities
Payment of dividends	$(2.9)	$(13.5)
Payment of deferred financing costs	(0.2)	—
Total provided by (used in) financing activities	$(3.1)	$(13.5)

Operating Activities

Compared to the same period in fiscal year 2009, cash provided by operating activities increased $5.1 million.  This occurred due to the $31.1 million increase in cash generated from working capital (accounts receivable, inventories, prepaid and other current assets, customer deposits, payables, accrued expenses, and other current liabilities) resulting from an increase in customer deposits, inventory initiatives taken and income tax refunds, offset by decreases in accounts receivable and accrued expenses.  This was offset by a decrease in net income of $29.8 million (partially offset by $6.6 million in depreciation charges due to restructuring activities).  The $1.7 million in cash generated from other items was largely a result of restructuring charges, partially offset by a net increase in deferred tax benefits.

Investing Activities

As compared to the same period in fiscal year 2009, cash used in investing activities decreased $16.0 million during the six months ended December 31, 2009 due, primarily, to a reduction in cash utilized to fund capital expenditures and acquisitions and an increase in proceeds from the sale of assets.  We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities

As compared to the same period in fiscal year 2009, cash used in financing activities decreased $10.4 million during the six months ended December 31, 2009, primarily as a result of a decrease in dividend payments.  The Company has continuously paid dividends every quarter since 1996.  On November 16, 2009, the Board declared a dividend of $0.05 per common share, payable on January 25, 2010, to shareholders of record as of January 11, 2010.  On January 19, 2010, the Board declared a dividend of $0.05 per common share, payable on April 26, 2010, to shareholders of record as of April 9, 2010.  If adverse economic conditions continue, the Company may further reduce our quarterly dividends.

As of December 31, 2009, our outstanding debt totaled $203.2 million, the current and long-term portions of which amounted to less than $0.1 million and $203.2 million, respectively.  The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are: less than $0.1 million in fiscal 2010, $3.9 million in fiscal 2011 and less than $0.1 million in fiscal 2012 and 2013.  The balance of our long-term debt ($199.3 million) matures in fiscal years 2014 and thereafter.

There has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K/A for the year ended June 30, 2009 as filed with the Securities and Exchange Commission on August 27, 2009.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements.  As of December 31, 2009, we had working capital of $140.0 million and a current ratio of 2.2 to 1.

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

There were no repurchases during the six months ended December 31, 2009 and 2008.  As of December 31, 2009, we had a remaining Board authorization to repurchase 1,567,669 shares.

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

As of December 31, 2009, the amount outstanding under the Amended Credit Facility totaled approximately $0.5 million.  Based on the underlying creditworthiness of the respective retailer, we believe this obligation will expire without requiring funding by us.  Our non-contingent obligations under this arrangement as a result of modifications made to the Credit Facility subsequent to January 1, 2003 are not material.

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

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry.  All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation.  In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of December 31, 2009, our product warranty liability totaled $0.8 million.

Business Outlook

Stresses in the U.S. economy from continued high unemployment, volatile capital markets, depressed housing prices and tight consumer spending continue to have a negative impact on our business.  We remain cautiously optimistic about our long term outlook, as current business conditions have marginally improved in the six months ended December 31, 2009.  We cannot predict, with any degree of certainty when these difficult economic conditions will improve meaningfully.

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

We believe that our existing business model which includes: (i) an established brand with a broad offering of Company designed quality products; (ii) a comprehensive complement of home decorating solutions and complimentary interior design services and (iii) a vertically-integrated operating structure will position us well to take advantage of improved economic conditions when they occur.

In addition, we believe that our retail strategy, which involves (i) a continued focus on providing a wide array of product solutions including custom upholstery and case goods products and superior customer service coupled with state-of-the-art technology in our newly launched website, (ii) the opening of new or relocated design centers in more prominent locations, while encouraging independent retailers to do the same, and (iii) the development of a more professional structure within our retail network, provides an opportunity to grow our business when the current difficult economic conditions improve.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K/A for the year ended June 30, 2009 as filed with the Securities and Exchange Commission on August 27, 2009.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer (“CEO”) and the Vice President-Finance (“VPF”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and VPF, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended December 31, 2009.  The maximum number of shares that may yet be purchased under the plans or program is 1,567,669 shares.

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

ETHAN ALLEN INTERIORS INC.

(Registrant)

DATE: February 5, 2010	BY:	/s/ M. Farooq Kathwari
Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: February 5, 2010	BY:	/s/ David R. Callen
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