Form 10-Q
period 2010-03-31
ETHAN ALLEN INTERIORS INC
filed 2010-05-10
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

At April 30, 2010, there were 29,114,424 shares of Class A Common Stock,

par value $.01, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2010	June 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,925	$52,960
Marketable securities	2,023	—
Accounts receivable, less allowance for doubtful accounts of $1,122 at March 31, 2010 and $1,362 at June 30, 2009	15,725	13,086
Inventories (note 6)	140,369	156,519
Prepaid expenses and other current assets	12,163	21,060
Deferred income taxes	16,442	8,077
Total current assets	258,647	251,702

Property, plant and equipment, net	310,578	333,599
Goodwill and other intangible assets (notes 8 and 9)	45,128	45,128
Other assets	18,733	16,056
Restricted cash and investments	11,300	—
Total assets	$644,386	$646,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (note 10)	$43	$42
Customer deposits	49,278	31,691
Accounts payable	23,862	22,199
Accrued compensation and benefits	25,888	29,533
Accrued expenses and other current liabilities (note 7)	29,754	28,998
Total current liabilities	128,825	112,463

Long-term debt (note 10)	203,194	203,106
Other long-term liabilities	23,817	24,993
Total liabilities	355,836	340,562

Shareholders’ equity:
Class A common stock, par value $.01, 150,000,000 shares authorized; 48,346,570 shares issued at March 31, 2010 and 48,334,870 shares issued at June 30, 2009	483	483
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at March 31, 2010 and June 30, 2009	—	—
Preferred stock, par value $.01, 1,055,000 shares authorized; no shares issued and outstanding at March 31, 2010 and June 30, 2009	—	—
Additional paid-in capital	358,104	356,446
	358,587	356,929
Less: Treasury stock (at cost), 19,232,146 shares at March 31, 2010 and 19,380,941 shares at June 30, 2009	(578,742)	(583,220)
Retained earnings	507,335	531,747
Accumulated other comprehensive income (note 14)	1,370	467
Total shareholders’ equity	288,550	305,923
Total liabilities and shareholders’ equity	$644,386	$646,485

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Net sales	$147,258	$140,221	$426,750	$535,620
Cost of sales	75,231	74,171	227,390	255,828
Gross profit	72,027	66,050	199,360	279,792

Operating expenses:
Selling	37,321	42,251	109,541	146,274
General and administrative	37,129	42,781	112,024	131,806
Goodwill impairment (note 9)	—	48,400	—	48,400
Restructuring and impairment charge , net (note 7)	400	7,325	1,989	5,721
Total operating expenses	74,850	140,757	223,554	332,201

Operating income (loss)	(2,823)	(74,707)	(24,194)	(52,409)
Interest and other miscellaneous income, net	894	806	2,711	3,019
Interest and other related financing costs (note 10)	2,979	2,985	8,938	8,818

Income (loss) before income taxes	(4,908)	(76,886)	(30,421)	(58,208)

Income tax expense (benefit) (note 3)	(4,053)	(28,212)	(12,649)	(22,444)

Net income (loss)	$(855)	$(48,674)	$(17,772)	$(35,764)

Per share data (note 13):
Basic earnings per common share:
Net income (loss) per basic share	$(0.03)	$(1.69)	$(0.61)	$(1.24)
Basic weighted average common shares	29,016	28,861	28,953	28,768
Diluted earnings per common share:
Net income (loss) per diluted share	$(0.03)	$(1.69)	$(0.61)	$(1.24)
Diluted weighted average common shares	29,016	28,861	28,953	28,768

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	March 31,
	2010	2009
Operating activities:
Net income (loss)	$(17,772)	$(35,764)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,849	19,285
Compensation expense related to share-based awards	1,658	1,357
Provision (benefit) for deferred income taxes	(11,762)	(18,865)
Goodwill impairment	—	48,400
Restructuring and impairment charge (benefit), net	(230)	(1,124)
Loss (gain) on disposal of property, plant and equipment	22	758
Other	162	168
Change in assets and liabilities, net of the effects of acquired businesses:
Accounts receivable	(2,639)	1,974
Inventories	16,150	12,784
Prepaid and other current assets	6,340	1,945
Other assets	531	764
Customer deposits	17,587	(16,457)
Accounts payable	1,663	(6,413)
Accrued expenses and other current liabilities	(695)	4,021
Other long-term liabilities	(1,263)	960
Net cash provided by operating activities	33,601	13,793

Investing activities:
Proceeds from the disposal of property, plant & equipment	10,256	6,283
Capital expenditures	(7,611)	(20,466)
Acquisitions	—	(741)
Increase in restricted cash and investments	(11,300)	—
Purchase of marketable securities	(2,023)	—
Other	25	(147)
Net cash provided by (used in) investing activities	(10,653)	(15,071)

Financing activities:
Payments on long-term debt	(31)	(31)
Proceeds from issuance of common stock	—	2
Payment of deferred financing costs	(199)	(447)
Payment of cash dividends	(4,345)	(20,720)
Net cash used in financing activities	(4,575)	(21,196)
Effect of exchange rate changes on cash	592	(743)
Net increase (decrease) in cash & cash equivalents	18,965	(23,217)
Cash & cash equivalents - beginning of period	52,960	74,376
Cash & cash equivalents - end of period	$71,925	$51,159

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

 Nine months ended March 31, 2010

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at June 30, 2009	$483	$356,446	$(583,220)	$467	$531,747	$305,923

Share-based compensation expense (note 12)	—	1,658	—	—	—	1,658

Issuance of treasury shares for 401k company match	—	—	4,478	—	(2,275)	2,203

Dividends declared on common stock	—	—	—	—	(4,365)	(4,365)

Other comprehensive income (note 14):
Currency translation adjustments	—	—	—	866	—	866
Hedge amortization, net of tax and other	—	—	—	37	—	37
Net income (loss)	—	—	—	—	(17,772)	(17,772)
Total comprehensive income (loss)						(16,869)

Balance at March 31, 2010	$483	$358,104	$(578,742)	$1,370	$507,335	$288,550

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

(2)           Interim Financial Presentation

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K/A for the year ended June 30, 2009. Certain prior period amounts have been reclassified in order for them to conform to the current year’s presentation.

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

The Company’s consolidated effective tax rate was 82.6% and 36.7% for the three months ended March 31, 2010 and 2009 respectively, and 41.6% and 38.6% for the nine months ended March 31, 2010 and 2009, respectively. In the current quarter, the effective tax rate is related to the tax benefit on the current quarter loss and the expiration of certain statutes of limitation causing certain unrecognized tax benefits to be recognized.  The tax benefit is partially offset by the foreign valuation allowance on the Canadian net operating losses, by state valuation allowance on certain state net operating losses and by state income tax expense in states where the Company’s subsidiaries file on a separate company basis.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Company is subject to examination by the taxing authorities in such major jurisdictions as Canada, Mexico and the U.S. As of March 31, 2010, certain subsidiaries of the Company are currently under audit from 2001 through 2007 in the U.S. It is reasonably possible that some of these audits may be completed during the next twelve months. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant.

A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. As of March 31, 2010, the Company continues to maintain a valuation allowance for the state deferred tax assets and Canadian net operating losses in its Retail segment. After considering both positive and negative evidence, management’s assessment is that a valuation allowance is not needed for the Company’s other deferred tax assets.  Due to the economic times and recent losses, management will continue to assess the realizability of the tax assets based on actual and forecasted operating results on a quarterly basis, as required under ASC topic 740.  It is possible during the current fiscal year, that the realization of tax assets is not reasonably assured due to a lack of available objective evidence.  Management would then record a valuation allowance against the tax assets which would result in a non-cash charge to earnings.

(4)           Restricted Cash and Investments

During the quarter ended March 31, 2010, we transferred $11.3 million of cash into a restricted account.  The restricted cash, maintained as security for our workmen’s compensation and other insurance liabilities, previously was secured by a letter of credit.  The restricted funds, which can be invested by us in money market mutual funds, and U.S. Treasuries and U.S. Government agency fixed income instruments with maturities of two years or less, cannot be withdrawn from our account without the prior written consent of the secured party.  These restricted funds are classified as long-term assets because they are not expected to be used within one year to fund operations.  At March 31, 2010, the restricted cash was pledged for the purchase of U.S. municipal bonds with a settlement date of April 12, 2010, are callable, and mature in two years.  The balance is carried at cost, which approximates market value.  See also Note 15, “Financial Instruments”.

(5)           Marketable Securities

The Company’s investments are classified as either available-for-sale or held-to-maturity at the time of purchase, and reassessed as of each balance sheet date.  Our marketable securities consist of available-for-sale securities, and are marked-to-market based on prices provided by our investment advisors, with unrealized gains and temporary unrealized losses, when material, reported as a component of other comprehensive income, net of tax until realized.  When realized, the Company recognizes gains and losses on the sales of the securities on a specific identification method and includes the realized gains or losses in other income, net, in the consolidated statements of operations.  The Company includes interest, dividends, and amortization of premium or discount on securities classified as available-for-sale in other income, net in the consolidated statements of operations.  We also evaluate our available-for-sale securities to determine whether a decline in fair value of a security below the amortized cost basis is other than temporary.  Should the decline be considered other than temporary, we write down the cost of the security and include the loss in earnings. In making this determination we consider such factors as the reason for and significance of the decline, current economic conditions, the length of time for which there has been an unrealized loss, the time to maturity, and other relevant information.  Available-for-sale securities are classified as either short-term or long-term based on management’s intention of when to sell the securities.

At March 31, 2010, the Company held $2.0 million of marketable securities consisting of $0.2 million in U.S. municipal bonds with maturities of less than one year and $1.8 million in U.S. municipal bonds with maturities of less than two years.  There have been no material unrealized gains or losses recorded in other comprehensive income, and no realized gains or losses as of March 31, 2010.  Based on discussions with our investment advisors, we

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

do not believe there are any impairments considered to be other than temporary at March 31, 2010.  Also see Note 4, “Restricted Cash and Investments” and Note 15, “Financial Instruments”.

(6)           Inventories

Inventories at March 31, 2010 and June 30, 2009 are summarized as follows (in thousands):

	March 31, 2010	June 30, 2009

Finished goods	$112,409	$130,180
Work in process	8,436	7,476
Raw materials	19,524	18,863
	$140,369	$156,519

Inventories are presented net of a related valuation allowance of $2.1 million at both March 31, 2010 and $2.2 million at June 30, 2009.

(7)           Restructuring and Impairment Charges

In recent years, we have announced and executed plans to consolidate our operations as part of an overall strategy to maximize efficiencies and maintain our competitive advantage.

In fiscal 2009, the Company consolidated several operations. Upholstery plants in Eldred, Pennsylvania and Chino, California were consolidated into the Maiden, North Carolina and Silao, Mexico operations. Sawmill and dimension mill production in Andover, Maine was transferred to the Beecher Falls, Vermont site.  Our remaining case goods plants are being converted to produce custom case goods products. Wholesale distribution locations, and several retail service centers were consolidated. For these actions, the Company estimates pre-tax restructuring, impairment, accelerated depreciation and other related charges will ultimately approximate $29 million ($23 million wholesale, $6 million retail), consisting of a $17 million impact from long-lived assets, $8 million in employee severance and other payroll and benefit costs, and $4 million in other associated costs.   In the current fiscal year, total costs were $0.2 million of restructuring credits and $6.6 million in accelerated depreciation charges for Wholesale, and $2.2 million of restructuring charges for the Retail segment. Cumulative charges to date for these actions totaling $21.2 million have been classified in the Statement of Operations as restructuring and impairment charges, and $6.6 million of accelerated depreciation was recorded in cost of sales.  Adjustments to the restructuring reserve in the current period consist primarily of increased costs for severance above initial estimates for both our wholesale and retail segments, gains on the sale of equipment sold and adjustments on non-cancellable leases.  The activity in the restructuring reserve related to these plans is presented in the following table (in thousands) and is classified with accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Fiscal 2009 plans:

	Three months ended March 31, 2010
	Balance at December 31, 2009	New charges (credits)	Utilized	Adjustments	Balance at March 31, 2010
Employee severance and other payroll and benefit costs	$638	$—	$(794)	$271	$115
Other associated costs	1,264	187	(348)	71	1,174
Write down of long-lived assets	—	—	69	(69)	—
	$1,902	$187	$(1,073)	$273	$1,289

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Fiscal 2009 plans:

	Nine months ended March 31, 2010
	Balance at June 30, 2009	New charges (credits)	Utilized	Adjustments	Balance at March 31, 2010
Employee severance and other payroll and benefit costs	$3,864	$103	$(4,166)	$314	$115
Other associated costs	654	1,564	(1,067)	23	1,174
Write down of long-lived assets	—	54	442	(496)	—
	$4,518	$1,721	$(4,791)	$(159)	$1,289

In fiscal 2008, we announced a plan to consolidate the operations of certain Ethan Allen-operated retail design centers and retail service centers. In connection with this initiative, we permanently ceased operations at ten design centers and six retail service centers which, for the most part, were consolidated into other existing operations.  Costs for these actions in the current fiscal year totaled $0.4 million, all for the Retail segment, due to non-cancellable lease adjustments and net losses on the sale of real estate. Cumulative charges to date for these actions total $5.9 million, all of which have been classified in the Statement of Operations as restructuring and impairment charges of the Retail segment. Adjustments to the restructuring reserve in the current period consist primarily of adjustments on non-cancellable leases.  Activity in the Company’s restructuring reserves related to these plans is summarized in the following table (in thousands) and is classified with accrued expenses and other current liabilities in the Consolidated Balance Sheets:

Fiscal 2008 plans:

	Three months ended March 31, 2010
	Balance at December 31, 2009	New charges (credits)	Utilized	Adjustments	Balance at March 31, 2010
Employee severance and other payroll and benefit costs	$349	$—	$(10)	$—	$339
Other associated costs	2,462	—	(434)	(61)	1,967
	$2,811	$—	$(444)	$(61)	$2,306

Fiscal 2008 plans:

	Nine months ended March 31, 2010
	Balance at June 30, 2009	New charges (credits)	Utilized	Adjustments	Balance at March 31, 2010
Employee severance and other payroll and benefit costs	$369	$—	$(30)	$—	$339
Other associated costs	2,892	68	(1,140)	147	1,967
Write down of long-lived assets	—	—	(212)	212	—
	$3,261	$68	$(1,382)	$359	$2,306

(8)                                 Business Acquisitions

There were no acquisitions completed during the nine months ended March 31, 2010.

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

Goodwill associated with our acquisitions represents the premium paid to the seller related to the acquired business (i.e. market presence) and other fair value adjustments to the assets acquired and liabilities assumed.  Further discussion of our goodwill and other intangible assets can be found in Note 9.

A summary of our allocation of purchase price accounting for acquisitions during the three and nine months ended March 31, 2009 is provided below (in thousands).

	Three months ended March 31, 2009	Nine months ended March 31, 2009
Business segment	Retail	Retail
Total consideration	$94	$1,005
Fair value of assets acquired and liabilities assumed:
Inventory	3	829
PP&E and other assets	(5)	55
Customer deposits	5	(556)
A/P and other liabilities	100	(86)
Goodwill	$(9)	$763

(9)         Goodwill, Other Intangible Assets and Goodwill Impairment

At March 31, 2010 and June 30, 2009, we had goodwill and other indefinite-lived intangible assets of $25.4 million and $19.7 million, respectively, all of which is included in the Wholesale segment.  The indefinite-lived intangible assets represent Ethan Allen trade names.  The Company previously had goodwill in the Retail segment, all of which was considered impaired and written off during the third quarter of fiscal 2009.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

time.  In the fiscal quarter ended June 30, 2009, the Company performed its annual impairment test and concluded there was no additional impairment.

In fiscal 2010, the Company concluded for each of the first three quarters that no interim impairment test was required.  During the nine months ended March 31, 2010, although financial results were below management’s expectations, our sales, gross profit, operating income, net income, written orders, and other indicators improved from the previous quarter, and our long-term outlook has not changed significantly.  The Company’s average quarterly stock price increased 40% (from $12.11 for the quarter ended June 30, 2009, to $16.91 for the quarter ended March 31, 2010), and cash (including restricted cash) and marketable securities increased to $85.2 million at March 31, 2010 from $53.0 million at June 30, 2009.

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

(10)                          Borrowings

Total debt obligations at March 31, 2010 and June 30, 2009 consist of the following (in thousands):

	March 31,	June 30,
	2010	2009
5.375% Senior Notes due 2015	$199,118	$198,997
Industrial revenue bonds	3,855	3,855
Other debt	264	296
Total debt	203,237	203,148
Less current maturities	43	42
Total long-term debt	$203,194	$203,106

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

The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends); sell certain assets; and make investments.

At March 31, 2010, we had no revolving loans, and $1.2 million in standby letters of credit outstanding under the Facility. During the quarter, the Company cancelled $11.3 million in standby letters of credit after transferring the same amount from operating cash into a restricted cash and investment account as security primarily for workmen’s compensation insurance liabilities.  Remaining availability under the revolver totaled $58.8 million subject to limitations set forth in the agreement noted above. We are in compliance with the terms and conditions of the agreement and as a result, the coverage charge ratio, or other restricted payment limitations did not apply.  As of March 31, 2010, we are in compliance with all covenants of our credit facility.

(11)                          Litigation

Environmental Matters

We and our subsidiaries are subject to various environmental laws and regulations. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials.

During the fiscal year ending June 30, 2009, our liability with respect to three active sites listed, or proposed for inclusion, on the National Priorities List (“NPL”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), where we and/or our subsidiaries had been named as a Potentially Responsive Party (“PRP”) located in Southington, Connecticut; High Point, North Carolina; and Atlanta, Georgia has been resolved.

In each case we were not a major contributor based on the very small volume of waste generated by us in relation to total volume at those sites and were able to take part in de minimus settlement arrangements.  Specifically, with respect to the Southington site, our volumetric share was less than 1% of over 51 million gallons disposed of at the site and there were more than 1,000 PRPs.  With respect to the High Point site, our volumetric share was less than 1% of over 18 million gallons disposed of at the site and there are more than 2,000 PRPs, including more than 1,000 de minimis parties (of which we are one). With respect to the Atlanta site, a former solvent recycling/reclamation facility, our volumetric share was less than 1% of over 20 million gallons disposed of at the site by more than 1,700 PRPs.

In addition to the now settled actions discussed above, in July 2000, we were notified by the State of New York (the “State”) that we may be named a PRP in a separate, unrelated matter with respect to a site located in Carroll, New York.   In May, 2009, we were notified by the State that it had conducted an initial environmental study and that we have been named as a PRP.  We believe that we are not a major contributor; however, a review of the initial environmental study and our contributions, if any, is ongoing.

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

As of March 31, 2010, we believe that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.  We believe our currently anticipated capital expenditures for environmental control facility matters are not material.

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

(12)                          Share-Based Compensation

On October 10, 2007, the Company’s board of directors and M. Farooq Kathwari, Chairman, President and Chief Executive Officer, agreed to the terms of a new employment agreement expiring on June 30, 2012 (the “Agreement”).  Pursuant to the terms of the Agreement, Mr. Kathwari was awarded options to purchase 150,000 shares of our common stock on October 10, 2007, an additional 90,000 shares on July 1, 2008, and 60,000 shares on July 1, 2009.  The 2007 grant was issued at an exercise price of $34.03, and vests in three equal annual installments on each June 30 of 2008 through 2010.  The 2008 grant, issued at an exercise price of $24.62, vests in two equal annual installments on each June 30 of 2009 and 2010.  The 2009 grant, issued at an exercise price of $10.68, vests on June 30, 2010.  All options awarded under the Agreement were issued at the closing stock price on each grant date, and have a contractual term of 10 years.

In connection with the Agreement, Mr. Kathwari received an award of 20,000 restricted shares with vesting based on continuing service and the performance of the Company’s stock price during the 32 month period subsequent to the award date as compared to the Standard and Poor’s 500 index.  An additional 20,000 shares on July 1, 2008, and 20,000 shares on July 1, 2009, with the same service, performance, and vesting conditions (over a 36 month period) were granted.  Also in connection with the Agreement, Mr. Kathwari received on November 13, 2007 an award of 15,000 restricted shares.  These shares are service-based and vest in five equal annual installments on each June 30 of 2008 through 2012.

In recognition of Mr. Kathwari’s extraordinary efforts during the recent challenging times for our industry, on February 3, 2010 our Compensation Committee awarded Mr. Kathwari (i) options to purchase an additional 50,000 shares of our common stock at an exercise price of $14.86 per share, and (ii) an additional 15,000 restricted shares.  The stock options vest in four equal annual installments on each February 3 from 2011 through 2014.  The restricted shares are service-based and vest in three equal annual installments on each February 3 from 2011 through 2013.  These awards were in addition to those provided for in the Agreement.

On November 12, 2009, the Company awarded options to purchase 83,500 shares of our common stock to a large group of associates at the closing stock price on the grant date of $11.74.  These grants vest in four equal annual installments on the anniversary date of the grant. In February 2010, the Company also awarded 33,700 restricted shares to a large group of associates.  These shares are service-based and vest in three equal annual installments each February of 2011 through 2013.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

All options awarded were issued at the closing stock price on each grant date, and have a contractual term of 10 years.

(13)                          Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Weighted average common shares outstanding for basic calculation	29,016	28,861	28,953	28,768
Effect of dilutive stock options and other share-based awards	—	—	—	—
Weighted average common shares outstanding adjusted for dilution calculation	29,016	28,861	28,953	28,768

As of March 31, 2010 and 2009, stock options to purchase 2,403,464 and 2,276,345 common shares, respectively, were excluded from the respective diluted earnings per share calculation because their impact was anti-dilutive.

(14)                          Comprehensive Income

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

Accumulated other comprehensive income, comprised of losses on certain derivative instruments and accumulated foreign currency translation adjustments, totaled $1.4 million at March 31, 2010 and $0.5 million at June 30, 2009.  Losses on derivative instruments are the result of cash flow hedging contracts entered into in connection with the issuance of the Senior Notes (see Note 10).  Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operation of five Ethan Allen owned retail design centers located in Canada and our cut and sew plant located in Mexico.  Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

(15)                          Financial Instruments

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Net Balance
Cash equivalents	$83,225	$—	$—	$83,225
Available-for-sale securities	—	$2,023	—	2,023
Total	$83,225	$2,023	$—	$85,248

Cash equivalents consist of money market accounts and mutual funds in U.S. government and agency fixed income securities.  We use quoted prices in active markets for identical assets or liabilities to determine fair value.  At March 31, 2010, $11.3 million of cash equivalents was restricted and is classified as a long-term asset.

Available-for-sale securities consist of U.S. municipal bonds with maturities of less than two years.  We obtain fair value from our investment advisors, based upon quoted prices for similar instruments in active markets.  Also see note 4, “Restricted Cash and Investments”, and note 5, “Marketable Securities”.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including our cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the nine months ended March 31, 2010, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.

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

A breakdown of wholesale sales by these product lines for the three and nine months ended March 31, 2010 and 2009 is provided as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Case Goods	40%	42%	40%	41%
Upholstered Products	46	40	45	41
Home Accessories and Other	14	18	15	18
	100%	100%	100%	100%

Revenue information by product line is not as easily determined within the retail segment. However, because wholesale production and sales are matched, for the most part, to incoming orders, we believe that the allocation of retail sales by product line would be similar to that of the wholesale segment.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Segment information for the three and nine months ended March 31, 2010 and 2009 is set forth as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net sales:
Wholesale segment	$96,594	$88,072	$262,374	$318,215
Retail segment	107,113	103,305	317,386	406,358
Elimination of inter-company sales	(56,449)	(51,156)	(153,010)	(188,953)
Consolidated Total	$147,258	$140,221	$426,750	$535,620

Operating income (loss):
Wholesale segment (1)(2)	$6,737	$(6,068)	$3,099	$14,396
Retail segment (3)(4)	(10,366)	(71,920)	(31,507)	(78,156)
Adjustment of inter-company profit (5)	806	3,281	4,214	11,351
Consolidated Total	$(2,823)	$(74,707)	$(24,194)	$(52,409)

Capital expenditures:
Wholesale segment	$1,319	$350	$2,955	$2,664
Retail segment	977	3,970	4,656	17,802
Acquisitions (6)	—	94	—	741
Consolidated Total	$2,296	$4,414	$7,611	$21,207

	March 31,	June 30,
	2010	2009
Total assets
Wholesale segment	$284,468	$276,250
Retail segment	383,386	397,877
Inventory profit elimination (7)	(23,468)	(27,642)
Consolidated Total	$644,386	$646,485

(1)	Operating income (loss) for the wholesale segment for the three months ended March 31, 2009 includes pre-tax restructuring and impairment charges of $5.5 million.
(2)

Operating income (loss) for the wholesale segment for the nine months ended March 31, 2010 and 2009 includes a pre-tax restructuring and impairment net recovery of $0.2 million and charges of $5.9 million, respectively.

(3)

Operating income (loss) for the retail segment for the three months ended March 31, 2010 includes pre-tax restructuring and impairment charges of $0.4 million. For the three months ended March 31, 2009 it includes a goodwill impairment charge of $48.4 million and a pre-tax restructuring and impairment charge of $1.9 million.

(4)

Operating income (loss) for the retail segment for the nine months ended March 31, 2010 includes pre-tax restructuring and impairment charges of $2.2 million. For the nine months ended March 31, 2009 it includes a goodwill impairment charge of $48.4 million and a pre-tax restructuring and impairment credit of $0.2 million.

(5)

Represents the change in the inventory profit elimination necessary to adjust for the embedded wholesale profit contained in Ethan Allen-owned design center inventory existing at the end of the period.

(6)	Acquisitions for the nine months ended March 31, 2009 include the purchase of three retail design centers.
(7)	Represents the wholesale profit contained in Ethan Allen-owned design center inventory that has not yet been realized. These profits are realized when the related inventory is sold.

There were 50 independent retail design centers located outside the United States at March 31, 2010. Less than five percent of our net sales were derived from sales to those retail design centers.

(17)                      Subsequent Events

Ethan Allen declares quarterly cash dividend

Ethan Allen’s Board of Directors has declared a quarterly cash dividend of $0.05 per share, which will be payable to shareholders of record as of July 9, 2010 and paid on July 26, 2010.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(18)                          Recent Accounting Pronouncements

In June 2009, the FASB released additional guidance on ASC Topic 810, “Consolidation” (SFAS No. 167) which will revise previous guidance applicable to variable interest entities (“VIEs”). The new guidance will require ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, as opposed to reconsideration only when specific events occurred, as under present rules. The new guidance will also replace the quantitative approach previously required for determining the primary beneficiary of a VIE with a qualitative approach, and changes some disclosure requirements. This revised guidance is effective for fiscal years beginning after November 15, 2009 (July 1, 2010 for the Company).  The Company is currently evaluating the impact, if any, on our financial statements and results of operations.

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

The following tables set forth the condensed consolidating balance sheets as of March 31, 2010 and June 30, 2009, the condensed consolidating statements of operations for the three and nine months ended March 31, 2010 and 2009, and the condensed consolidating statements of cash flows for the nine months ended March 31, 2010 and 2009 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

March 31, 2010

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$69,765	$1,704	$456	$—	$71,925
Marketable securities	—	2,023	—	—	—	2,023
Accounts receivable, net	—	15,004	455	266	—	15,725
Inventories	—	—	159,138	4,699	(23,468)	140,369
Prepaid expenses and other current assets	—	20,736	7,007	862	—	28,605
Intercompany	—	776,902	232,030	(4,393)	(1,004,539)	—
Total current assets	—	884,430	400,334	1,890	(1,028,007)	258,647

Property, plant and equipment, net	—	10,116	293,973	6,489	—	310,578
Goodwill and other intangible assets	—	19,740	25,388	—	—	45,128
Restricted cash and investments	—	11,300	—	—	—	11,300
Other assets	—	18,059	670	4	—	18,733
Investment in affiliated companies	597,331	(69,962)	—	—	(527,369)	—
Total assets	$597,331	$873,683	$720,365	$8,383	$(1,555,376)	$644,386

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$—	$43	$—	$—	$43
Customer deposits	—	—	47,148	2,130	—	49,278
Accounts payable	—	8,182	15,444	236	—	23,862
Accrued expenses and other current liabilities	1,597	37,012	16,688	345	—	55,642
Intercompany	307,184	597	692,172	4,586	(1,004,539)	—
Total current liabilities	308,781	45,791	771,495	7,297	(1,004,539)	128,825

Long-term debt	—	199,118	4,076	—	—	203,194
Other long-term liabilities	—	9,050	14,630	137	—	23,817
Total liabilities	308,781	253,959	790,201	7,434	(1,004,539)	355,836

Shareholders’ equity	288,550	619,724	(69,836)	949	(550,837)	288,550
Total liabilities and shareholders’ equity	$597,331	$873,683	$720,365	$8,383	$(1,555,376)	$644,386

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Three months ended March 31, 2010

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$96,955	$152,446	$5,630	$(107,773)	$147,258
Cost of sales	—	74,425	106,339	3,033	(108,566)	75,231
Gross profit	—	22,530	46,107	2,597	793	72,027

Selling, general and administrative expenses	67	9,732	61,953	2,698	—	74,450
Restructuring and impairment charge, (credit) net	—	—	400	—	—	400
Total operating expenses	67	9,732	62,353	2,698	—	74,850
Operating income (loss)	(67)	12,798	(16,246)	(101)	793	(2,823)

Interest and other miscellaneous income, net	(788)	(15,519)	12	—	17,189	894
Interest and other related financing costs	—	2,903	76	—	—	2,979
Income (loss) before income tax expense	(855)	(5,624)	(16,310)	(101)	17,982	(4,908)
Income tax expense	—	(4,053)	—	—	—	(4,053)

Net income (loss)	$(855)	$(1,571)	$(16,310)	$(101)	$17,982	$(855)

Three Months Ended March 31, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$88,573	$139,264	$3,993	$(91,609)	$140,221
Cost of sales	—	67,571	99,103	2,646	(95,149)	74,171
Gross profit	—	21,002	40,161	1,347	3,540	66,050

Selling, general and administrative expenses	41	12,611	70,020	2,360	—	85,032
Restructuring and impairment charge, (credit) net	—	—	55,725	—	—	55,725
Total operating expenses	41	12,611	125,745	2,360	—	140,757
Operating income (loss)	(41)	8,391	(85,584)	(1,013)	3,540	(74,707)

Interest and other miscellaneous income, net	(48,633)	(85,859)	5	5	135,288	806
Interest and other related financing costs	—	2,908	77	—	—	2,985
Income before income tax expense	(48,674)	(80,376)	(85,656)	(1,008)	138,828	(76,886)
Income tax expense	—	(28,212)	—	—	—	(28,212)

Net income (loss)	$(48,674)	$(52,164)	$(85,656)	$(1,008)	$138,828	$(48,674)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Nine Months Ended March 31, 2010

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$262,830	$433,442	$16,056	$(285,578)	$426,750
Cost of sales	—	210,398	298,227	8,557	(289,792)	227,390
Gross profit	—	52,432	135,215	7,499	4,214	199,360

Selling, general and administrative expenses	150	31,502	182,115	7,798	—	221,565
Restructuring and impairment charge, net	—	—	1,989	—	—	1,989
Total operating expenses	150	31,502	184,104	7,798	—	223,554
Operating income (loss)	(150)	20,930	(48,889)	(299)	4,214	(24,194)

Interest and other miscellaneous income, net	(17,622)	(46,665)	61	9	66,928	2,711
Interest and other related financing costs	—	8,710	228	—	—	8,938
Income before income tax expense	(17,772)	(34,445)	(49,056)	(290)	71,142	(30,421)
Income tax expense	—	(12,649)	—	—	—	(12,649)

Net income (loss)	$(17,772)	$(21,796)	$(49,056)	$(290)	$71,142	$(17,772)

Nine Months Ended March 31, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$319,295	$542,712	$16,054	$(342,441)	$535,620
Cost of sales	—	236,974	363,840	9,387	(354,373)	255,828
Gross profit	—	82,321	178,872	6,667	11,932	279,792

Selling, general and administrative expenses	124	37,546	232,400	8,010	—	278,080
Restructuring and impairment charge, net	—	—	54,121	—	—	54,121
Total operating expenses	124	37,546	286,521	8,010	—	332,201
Operating income (loss)	(124)	44,775	(107,649)	(1,343)	11,932	(52,409)

Interest and other miscellaneous income, net	(35,640)	(106,152)	13	9	144,789	3,019
Interest and other related financing costs	—	8,589	229	—	—	8,818
Income before income tax expense	(35,764)	(69,966)	(107,865)	(1,334)	156,721	(58,208)
Income tax expense	—	(22,444)	—	—	—	(22,444)

Net income (loss)	$(35,764)	$(47,522)	$(107,865)	$(1,334)	$156,721	$(35,764)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

Nine months ended March 31, 2010

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$4,345	$35,836	$(6,668)	$88	$—	$33,601

Cash flows from investing activities:
Capital expenditures	—	(286)	(5,445)	(1,880)	—	(7,611)
Acquisitions	—	—	—	—	—	—
Proceeds from the disposal of property, plant and equipment			10,256			10,256
Increase in restricted cash and investments	—	(11,300)	—	—	—	(11,300)
Purchase of marketable securities	—	(2,023)	—	—	—	(2,023)
Other	—	25	—	—	—	25
Net cash used in investing activities	—	(13,584)	4,811	(1,880)	—	(10,653)

Cash flows from financing activities:
Payments on long-term debt	—	—	(31)	—	—	(31)
Increase in deferred financing costs	—	(199)	—	—	—	(199)
Proceeds from issuance of common stock	—	—	—	—	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	—	—	—
Dividends paid	(4,345)	—	—	—	—	(4,345)
Net cash provided by (used in) financing activities	(4,345)	(199)	(31)	—	—	(4,575)

Effect of exchange rate changes on cash	—	—	—	592	—	592

Net decrease in cash and cash equivalents	—	22,053	(1,888)	(1,200)	—	18,965

Cash and cash equivalents – beginning of period	—	47,712	3,592	1,656	—	52,960

Cash and cash equivalents – end of period	$—	$69,765	$1,704	$456	$—	$71,925

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

Critical Accounting Policies

The Company’s consolidated financial statements are based on the accounting policies used.  Certain accounting polices require that estimates and assumptions be made by management for use in the preparation of the financial statements.  Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results and that require subjective or complex estimates by management.  The Company’s critical accounting policies regarding Marketable Securities, and Impairment of Long-Lived Assets and Goodwill are described below.  For information regarding the Company’s other critical accounting policies, see the Company’s 2009 Annual Report on Form 10-K/A filed with the SEC on August 27, 2009.

Marketable Securities - The Company’s investments are classified as either available-for-sale or held-to-maturity at the time of purchase, and reassessed as of each balance sheet date.  Our marketable securities consist of available-for-sale securities, and are marked-to-market based on prices provided by our investment advisors, with unrealized gains and temporary unrealized losses, when material, reported as a component of other comprehensive income, net of tax until realized.  When realized, the Company recognizes gains and losses on the sales of the securities on a specific identification method and includes the realized gains or losses in other income, net, in the consolidated statements of operations.  The Company includes interest, dividends, and amortization of premium or discount on securities classified as available-for-sale in other income, net in the consolidated statements of operations.  We also evaluate our available-for-sale securities to determine whether a decline in fair value of a security below the amortized cost basis is other than temporary.  Should the decline be considered other than temporary, we write down the cost of the security and include the loss in earnings. In making this determination we consider such factors as the reason for and significance of the decline, current economic conditions, the length of time for which there has been an unrealized loss, the time to maturity, and other relevant information.  Available-for-sale securities are classified as either short-term or long-term based on management’s intention of when to sell the securities.

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

In the fiscal quarter ended June 30, 2009, the Company performed its annual impairment test and no impairment of goodwill was appropriate as the fair value of the Wholesale reporting unit net assets exceeded the book value by approximately 10%.  In fiscal 2010, the Company concluded for each of the first three quarters that no interim impairment test was required.  During the nine months ended March 31, 2010, although financial results were  below management’s expectations, our sales, gross profit, operating income, net income, written orders, and other indicators improved from the previous quarter, and our long-term outlook has not changed significantly.  The Company’s average quarterly stock price increased 40% (from $12.11 for the quarter ended June 30, 2009, to $16.91 for the quarter ended March 31, 2010), and cash (including restricted cash) and marketable securities increased to $85.2 million at March 31, 2010 from $53.0 million at June 30, 2009.  There can be no assurance that the outcome of future reviews will not result in substantial impairment charges.

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

Results of Operations

Our business has been severely impacted by the economic factors in the United States and abroad which we began to feel in earnest during our second quarter of fiscal 2009.  High unemployment, volatile capital markets, depressed housing prices and tight consumer spending all put negative stress on the economy which continues to have a negative impact on our business.  As we work through these difficult times, we have taken dramatic actions to significantly reduce costs in all facets of our business including closing and realigning manufacturing plants, consolidating logistics operations, and closing under-performing retail design centers. These actions have been taken with appropriate consideration for demand and management believes it has retained sufficient scalable capacity.  We have also launched initiatives to increase sales, such as special savings product promotions, our designer affiliate program and conversion of our case goods products to custom.

In fiscal 2009, the Company consolidated several operations. Upholstery plants in Eldred, Pennsylvania and Chino, California were consolidated into the Maiden, North Carolina operations. Sawmill and dimension mill production in Andover, Maine was transferred to the Beecher Falls, Vermont site.  Our remaining case goods plants are being converted to produce custom case goods products. Wholesale distribution locations, and several retail service centers were consolidated. For these actions, the Company estimates pre-tax restructuring, impairment, accelerated depreciation and other related charges will ultimately approximate $29 million ($23 million wholesale, $6 million retail), consisting of a $17 million impact from long-lived assets, $8 million in employee severance and other payroll and benefit costs, and $4 million in other associated costs.   In the current fiscal year, total costs were $0.2 million of restructuring credits and $6.6 million in accelerated depreciation charges for Wholesale, and $2.2 million of restructuring charges for the Retail segment. Cumulative charges to date for these actions totaling $21.2 million have been classified in the Statement of Operations as restructuring and impairment charges, and $6.6 million of accelerated depreciation was recorded in cost of sales.  Adjustments to the restructuring reserve in the current period consist primarily of increased costs for severance above initial estimates for both our wholesale and retail segments, gains on the sale of equipment sold and adjustments on non-cancellable leases.

In fiscal 2008, we announced a plan to consolidate the operations of certain Ethan Allen-operated retail design centers and retail service centers. In connection with this initiative, we permanently ceased operations at ten design centers and six retail service centers which, for the most part, were consolidated into other existing operations.  Costs for these actions in the current fiscal year totaled $0.4 million, all for the Retail segment, due to non-cancellable lease adjustments and net losses on the sale of real estate. Cumulative charges to date for these actions total $5.9 million, all of which have been classified in the Statement of Operations as restructuring and impairment charges of the Retail segment. Adjustments to the restructuring reserve in the current period consist primarily of adjustments on non-cancellable leases.

Our revenues are comprised of (i) wholesale sales to independently owned and Company-owned retail design centers and (ii) retail sales of Company-owned design centers.  See Note 16 to our Consolidated Financial Statements for the three months and nine months ended March 31, 2010 and 2009 for the components of consolidated revenue and operating income, capital expenditures, and total assets by segment.

Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009

Consolidated revenue for the three months ended March 31, 2010 increased 5% to $147.3 million, from $140.2 million for the three months ended March 31, 2009, with increases in both the wholesale and retail segments. This improvement partly reflects the strong increase in new orders during the quarter.  We attribute this to (i) continued new marketing initiatives including our special savings promotions, and our interactive web site ethanalleninc.com, (ii) the continued use of national television media, where we emphasize to clients our interior design services and the full line of our quality product offerings, and (iii) the positive effects of efforts to reposition the retail network.  This has been partly offset by the lingering effects of the negative economic stresses mentioned earlier, as well as the use of highly promotional pricing strategies by the Company’s competitors.

Wholesale revenue for the third quarter of fiscal 2010 increased 9.7% to $96.6 million from $88.1 million in the prior year comparable period.  The quarter-over-quarter increase was primarily attributable to an increase in the incoming order rate due to our special savings promotions during the quarter.  The increase was partially offset by the continued negative economic stresses for home furnishings noted throughout the current period.  There was one more independent retail design center at March 31, 2010, which increased to 132 from 131 at March 31, 2009, and thirteen fewer Ethan Allen-operated design centers as noted below.  There were the same number of shipping days in the quarter both this year and last year.

Retail revenue from Ethan Allen-owned design centers for the three months ended March 31, 2010 increased 3.7% to $107.1 million from $103.3 million for the three months ended March 31, 2009.  We believe the increase in retail sales by Ethan Allen-operated design centers is due to continued use of more aggressive marketing campaigns including special savings promotions during the quarter, as evidenced by an 8.2% increase in comparable store sales and meaningful increases in orders.  These increases were partially offset by the same economic stresses experienced by the wholesale segment, a net $3.9 million decrease in new/closed store sales, and a net decrease in the number of Ethan Allen-operated design centers to 146 as of March 31, 2010 as compared to 159 as of March 31, 2009.  During the quarter, we closed four design centers.

Comparable design centers are those which have been operating for at least 15 months.  Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design centers sales in their 13th full month of Ethan Allen-owned operations.  Quarter-over-quarter, written business of Ethan Allen-owned design centers increased 18.6% while comparable design centers written business increased 23.7%.  Over that same period, there was a 24.2% increase in wholesale orders.

We have made considerable investment within the retail network to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of the retail design center personnel.

We also believe that over time, we will benefit from (i) our repositioning of the retail network, (ii) new product introductions, (iii) new marketing initiatives such as our special savings promotions, and our new interior design affiliate (IDA) program, (iv) continued use of technology including our state-of-the-art website coupled with personal service from our design professionals, and (v) ongoing use of national television and shelter magazines as advertising media.

Gross profit increased during the quarter to $72.0 million from $66.1 million in the prior year comparable quarter.  The 9.0% increase in gross profit was primarily attributable to (i) the increase in net sales of 5.0%, with an overall increase in shipments in both market segments, and (ii) increased absorption of fixed costs due to fewer manufacturing plants.  These factors were partly offset by (i) plant transition costs related to the restructuring of our manufacturing plants, ramping up upholstery production, and transition to custom case goods, and (ii) discounted sales through our special savings product promotions and sales of discontinued product and floor samples.  The sales mix had a slightly unfavorable shift with retail sales representing a lower proportionate share of total sales in the current quarter (73%) compared to the prior year period (74%). Consolidated gross margin increased to 48.9% from 47.1% in the prior year as a result, primarily, of the factors set forth above.

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the three months ended March 31, 2010 and 2009:

Operating expenses decreased 46.8% to $74.9 million, and decreased to 50.8% of sales in the current quarter from $140.8 million, or 100.4% of sales in the prior year quarter.  Selling, general and administrative expenses were down in both absolute terms and as a percent of sales due to cost cutting actions taken.  Salary related costs decreased due to the reduced number of employees and other cost cutting efforts taken by the Company.  During the March 2009 quarter the Company recorded an impairment charge of $48.4 million due to the write-down of goodwill in the retail segment, and restructuring and impairment charges of $7.3 million for activities initiated during that quarter.

Consolidated operating income (loss) for the three month period ended March 31, 2010 was a loss of $2.8 million, or 1.9% of sales, as compared to a loss of $74.7 million, or 53.3% of sales, for the three months ended March 31, 2009.  This improvement of $71.9 million is due mostly to the goodwill impairment and restructuring charges in the prior year of $55.7 million not recurring in the current year, cost savings realized this year and increased sales, as discussed previously.

Wholesale operating income for the three months ended March 31, 2010 was $6.7 million, or 7.0% of sales, as compared to a loss of $6.1 million, or 6.9% of sales, in the prior year comparable quarter. The increase of $12.8 million was primarily attributable to an increase in sales volume, and savings relating to the closure of manufacturing plants as well as restructuring and impairment charges of $5.5 million in the prior year that did not recur in the current quarter.

Retail operating loss was $10.4 million, or a negative 9.7% of sales, for the third quarter of fiscal 2010 and a loss of $71.9 million, or a negative 69.6% of sales, for the third quarter of fiscal 2009.  The improvement was primarily due to charges in the prior year for impairment of goodwill and restructuring activities of $50.3 million not in the current period, as well as current year cost savings due to the benefit of the cost cutting actions taken.

Interest and other miscellaneous income, net increased $0.1 million from the prior year comparable quarter.  The increase was related, primarily to fees incurred in the prior year not recurring in the current period.

Interest and other related financing costs amounted to just under $3.0 million in both the current and prior year periods.  This amount consists, primarily, of interest expense incurred in connection with our issuance of senior unsecured debt in September 2005.

Income Tax Expense for the three months ended March 31, 2010 totaled a benefit of $4.1 million as compared to a benefit of $28.2 million for the three months ended March 31, 2009. Our effective tax rate for the current quarter was 82.6% compared to 36.7% in the prior year quarter. In the current quarter, the effective tax rate is related to the tax benefit on the current quarter loss and the expiration of certain statutes of limitation causing certain unrecognized tax benefits to be recognized. The tax benefit is partially offset by the foreign valuation allowance on the Canadian net operating losses, by state valuation allowance on certain state net operating losses and by state income tax expense in states where the Company’s subsidiaries file on a separate company basis.

Net income (loss) for the three months ended March 31, 2010, was a loss of $0.9 million as compared to a loss of $48.7 million in the prior year comparable period.  This resulted in net losses per diluted share of $0.03 in the current quarter and $1.69 in the prior year quarter.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

Consolidated revenue for the nine months ended March 31, 2010 decreased 20.3% to $426.8 million, from $535.6 million for the nine months ended December 31, 2009. During the period, sales continue to be affected by the negative economic stresses mentioned earlier, as well as the use of highly promotional pricing strategies by the Company’s competitors.  These factors were partially offset by (i) several new marketing initiatives including our special savings promotions, and our new interactive web site ethanalleninc.com, (ii) the continued use of national television media, where we emphasize to clients our interior design services and the full line of our quality product offerings, (iii) the positive effects of efforts to reposition the retail network, and (iv) an increase in incoming orders during the third quarter of fiscal 2010.

Wholesale revenue for the first nine months of fiscal 2010 decreased 17.5% to $262.4 million from $318.2 million in the prior year comparable period.  The period-over-period decrease was primarily attributable to a decline in the incoming order rate in the first two quarters of fiscal 2010 due to a continued soft retail environment for home furnishings noted through most of the current period. These decreases were partially offset by our special savings promotions during the quarter.  In addition, there was one more independent retail design center at March 31, 2010, which increased to 132 from 131, and thirteen fewer Ethan Allen-operated design centers as noted below. There were the same number of shipping days in the current nine month period both this year and last year.

Retail revenue from Ethan Allen-owned design centers for the nine months ended March 31, 2010 decreased 21.9% to $317.4 million from $406.4 million for the nine months ended March 31, 2009.  We believe the decrease in retail sales by Ethan Allen-operated design centers is due to the same soft market conditions experienced by the wholesale segment, as evidenced by a 20.6% decrease in comparable store sales, a net $12.1 million decrease in new/closed store sales, and a net decrease in the number of Ethan Allen-operated design centers to 146 as of March 31, 2010 as compared to 159 as of March 31, 2009.  These decreases were partially offset by our special savings promotions during the period, and an increase in orders during the current fiscal quarter.  During the period, we acquired one design center from an independent retailer, opened four (of which two were relocations), and closed sixteen design centers.

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

Year-over-year, written orders of Ethan Allen-owned design centers decreased 4.8% while comparable design centers written orders decreased 2.4%.  Over that same period, wholesale orders decreased 7.6%.  Both retail and wholesale written business reflect the softer retail environment for home furnishings noted throughout the period as a result of continued negative economic stresses previously discussed.

We have made considerable investment within the retail network to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of the retail design center personnel.  We also believe that over time, we will benefit from (i) our repositioning of the retail network, (ii) new product introductions, (iii) new marketing initiatives such as our special savings promotions, and our new interior design affiliate (IDA) program, (iv) continued use of technology including our state-of-the-art website coupled with personal service from our design professionals, and (iv) ongoing use of national television and shelter magazines as advertising media.

Gross profit decreased during the nine months to $199.4 million from $279.8 million in the prior year comparable period.  The 28.7% decrease in gross profit was primarily attributable to (i) the reduction in net sales of 20.3%, with an overall decrease in shipments in both market segments, (ii) lower margin percentages within the wholesale segment due to accelerated depreciation from closed manufacturing operations totaling $6.6 million, under absorption of plant overhead costs on the lower production volume, both in the first fiscal quarter, and other plant transition costs related to the restructuring of our manufacturing plants throughout the nine month period, and (iii) lower margins within the retail segment for the first two fiscal quarters of 2010, due to discounted sales through our special savings promotions and sales of discontinued product and floor samples.  The sales mix had a slightly unfavorable shift with retail sales representing a lower proportionate share of total sales in the current nine month period (74%) compared to the prior year (76%).  Consolidated gross margin decreased to 46.7% from 52.2% in the prior year as a result, primarily, of the factors set forth above.

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the nine months ended March 31, 2010 and 2009:

Operating expenses decreased 32.7% to $223.6 million, and decreased to 52.4% of sales in the current quarter from $332.2 million, or 62.0% of sales in the prior nine month period.  Selling, general and administrative expenses were down in absolute terms due to cost cutting actions taken and lower sales volume.  Salary related costs decreased due to the reduced number of employees and other cost cutting efforts taken by the Company.  Advertising expenses were down $4.8 million versus the previous year.  Goodwill impairment charges of $48.4 million in the prior year did not recur, and restructuring and impairment charges were reduced significantly as those activities are winding down.

Consolidated operating income (loss) for the nine month period ended March 31, 2010 was a loss of $24.2 million, or a negative 5.7% of sales, as compared to a loss of $52.4 million, or 9.8% of sales, for the nine months ended March 31, 2009.  This improvement of $28.2 million is due to the prior year goodwill impairment charge which did not recur, and a decrease in period over period operating expenses due to restructuring activities, partly offset by a decrease in gross profit mostly due to reduced sales, and accelerated depreciation charges due to restructuring activities, all discussed previously.

Wholesale operating income for the nine months ended March 31, 2010 totaled $3.1 million, or a 1.2% of sales, as compared to $14.4 million, or 4.5% of sales, in the prior year comparable period. The decrease of $11.3 million was primarily attributable to a decrease in sales volume, and to plant transition costs including the $6.6 million of accelerated depreciation relating to the closure of manufacturing plants as discussed previously.

Retail operating loss was $31.5 million, or a negative 9.9% of sales, for the first nine months of fiscal 2010 and a loss of $78.2 million, or a negative 19.2% of sales, for the comparable period of fiscal 2009.  The improvement was primarily due to the fiscal 2009 goodwill impairment charge not in the current period, as well as cost cutting actions taken.  This was partly offset by reduced sales attributable to the weak retail environment for home furnishings.

Interest and other miscellaneous income, net decreased $0.3 million from the prior year comparable period.  The decrease was due, primarily to a decrease in investment income resulting from lower rates of interest during the current year-to-date period.

Interest and other related financing costs amounted to just under $9.0 million in both the current and prior year periods.  This amount consists, primarily, of interest expense incurred in connection with our issuance of senior unsecured debt in September 2005.

Income tax expense for the nine months ended March 31, 2010 totaled a benefit of $12.6 million as compared to a benefit of $22.4 million for the nine months ended March 31, 2009. Our effective tax rate for the current period was 41.6% compared to 38.6% in the prior year period. In the current period, the effective tax rate is related to the tax benefit on the current period loss and the expiration of certain statutes of limitation causing certain unrecognized tax benefits to be recognized.  The tax benefit is partially offset by the foreign valuation allowance on the Canadian net operating losses, by state valuation allowance on certain state net operating losses and by state income tax expense in states where the Company’s subsidiaries file on a separate company basis.

A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. As of March 31, 2010, the Company continues to maintain a valuation allowance for the state deferred tax assets and Canadian net operating losses in its Retail segment. After considering both positive and negative evidence, management’s assessment is that a valuation allowance is not needed for the Company’s other deferred tax assets.  Due to the economic times and recent losses, management will continue to assess the realizability of the tax assets based on actual and forecasted operating results on a quarterly basis, as required under ASC topic 740.  It is possible during the current fiscal year, that the realization of tax assets is not reasonably assured due to a lack of available objective evidence.  Management would then record a valuation allowance against the tax assets which would result in a non-cash charge to earnings.

Net income (loss) for the nine months ended March 31, 2010, was a loss of $17.8 million as compared to a loss of $35.8 million in the prior year comparable period.  This resulted in net losses per diluted share of $0.61 in the current period and $1.24 in the prior year period.

Liquidity and Capital Resources

At March 31, 2010, we held cash and cash equivalents of $71.9 million, marketable securities of $2.0 million, and restricted cash and investments of $11.3 million.  Our principal sources of liquidity include cash and cash equivalents, marketable securities, cash flow from operations, the revolving line of credit, and borrowings.

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

The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned or leased by the Company.  The Facility contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends); sell certain assets; and make investments. The Company may make restricted payments (including dividends) as long as availability equals or exceeds the greater of (i) 25% of the aggregate commitment or (ii) $12 million.  If the average monthly availability is less than the greater of (i) 15% of the aggregate commitment and (ii) $9 million, the Company is also required to meet a fixed charge coverage ratio financial covenant which may not be less than 1 to 1 for any period of four consecutive fiscal quarters. The Facility also contains customary borrowing conditions and events of default, the occurrence of which would entitle the lenders to accelerate the maturity of any outstanding borrowings and terminate their commitment to make future loans.

The Company has not drawn any cash advances against the facility, and has no plans to do so.  At March 31, 2010, after excluding the $1.2 million we had utilized in letters of credit, remaining availability under the revolver totaled $58.8 million subject to limitations set forth in the agreement noted above. We are in compliance with the terms and conditions of the agreement and as a result, the coverage charge ratio, or other restricted payment limitations did not apply.  As of March 31, 2010, we are in compliance with all covenants of our credit facility.

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

During fiscal 2010, the credit rating agencies Moody’s Corporation and Standard and Poor’s (“S&P”) lowered our corporate and senior unsecured credit ratings to Ba2 and B+ respectively. Both rating services pointed to the Company’s depressed operating performance due to lower consumer spending and a tough retail environment as reasons for the downgrades.  These changes in our credit rating had no impact on our existing credit facilities.  However, the issuer of our private label credit cards was enabled by a contract provision to demand a standby letter of credit of up to $12 million, which they have done.  The letter of credit is to be delivered by May 17, 2010.  This issuance would reduce availability under the revolving credit agreement.  The Company believes it has sufficient cash and access to credit to fund operations and growth plans.

A summary of net cash provided by (used in) operating, investing, and financing activities for the nine month periods ended March 31, 2010 and 2009 is provided below (in millions):

	Nine Months Ended
	March 31,
	2010	2009
Operating Activities
Net income plus depreciation and amortization	$6.1	$(16.5)
Working capital	38.4	(2.1)
Other (non-cash items, long-term assets and liabilities)	(10.9)	32.4
Total provided by operating activities	$33.6	$13.8

Investing Activities
Capital expenditures	$(7.6)	$(20.5)
Acquisitions	—	(0.7)
Asset sales	10.3	6.3
Increase in restricted cash and investments	(11.3)	—
Purchases of marketable securities	(2.0)	—
Other	—	(0.2)
Total provided by (used in) investing activities	$(10.6)	$(15.1)

Financing Activities
Payment of dividends	$(4.4)	$(20.7)
Payment of deferred financing costs	(0.2)	(0.5)
Total provided by (used in) financing activities	$(4.6)	$(21.2)

Operating Activities

Compared to the same period in fiscal year 2009, cash provided by operating activities increased $19.8 million.  This occurred due to the $40.5 million improvement in cash generated from working capital (accounts receivable, inventories, prepaid and other current assets, customer deposits, payables, accrued expenses, and other current liabilities) resulting from an increase in customer deposits, inventory initiatives taken and income tax refunds, offset by decreases in accounts receivable and accrued expenses.  Also contributing to the increase was a reduction in the net loss of $18.0 million (including $6.6 million in depreciation charges due to restructuring activities).  The $43.3 million year over year change in other non-cash items is mostly a result of a $48.4 million non-cash goodwill impairment charge during the prior fiscal year.

Investing Activities

During the quarter ended March 31, 2010, we initiated two actions expected to improve our return on marketable investments.  We transferred $11.3 million of cash into a restricted cash and investment account and cancelled a letter of credit for the same amount, on which we had been paying interest.  We also placed excess available cash with an investment advisor to improve yields on that investment. The funds in both accounts will be invested in highly rated money market mutual funds, U.S. Treasuries and U.S. government agency fixed income instruments with maturities of two years or less.  As compared to the same period in fiscal year 2009, cash used in investing activities decreased $4.5 million during the nine months ended March 31, 2010 due, primarily, to a reduction in cash utilized to fund capital expenditures and acquisitions and an increase in proceeds from the sale of assets.  We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities

As compared to the same period in fiscal year 2009, cash used in financing activities decreased $16.6 million during the nine months ended March 31, 2010, primarily as a result of a decrease in dividend payments.  The Company has continuously paid dividends every quarter since 1996.  On November 16, 2009, the Board declared a dividend of $0.05 per common share, payable on January 25, 2010, to shareholders of record as of January 11, 2010.  On January 19, 2010, the Board declared a dividend of $0.05 per common share, payable on April 26, 2010, to shareholders of record as of April 9, 2010.  On April 20, 2010, the Board declared a dividend of $0.05 per common share, payable on July 26, 2010, to shareholders of record as of July 9, 2010.  If adverse economic conditions continue, the Company may reduce our quarterly dividends.

As of March 31, 2010, our outstanding debt totaled $203.2 million, the current and long-term portions of which amounted to less than $0.1 million and $203.2 million, respectively.  The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are: less than $0.1 million in fiscal 2010, $3.9 million in fiscal 2011 and less than $0.1 million in fiscal 2012 and 2013.  The balance of our long-term debt ($199.2 million) matures in fiscal years 2014 and thereafter.

There has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K/A for the year ended June 30, 2009 as filed with the Securities and Exchange Commission on August 27, 2009.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements.  As of March 31, 2010, we had working capital of $129.8 million compared to $140.0 million at December 31, 2010, a decrease of $10.2 million.  Our transfer of cash from a current asset to a long-term restricted cash and investment account during the quarter decreased working capital by $11.3 million (see Notes 4 and 10).  The Company had a current ratio of 2.0 to 1 at March 31, 2010.

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

There were no repurchases during the nine months ended March 31, 2010 and 2009.  As of March 31, 2010, we had a remaining Board authorization to repurchase 1,567,669 shares.

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

Retailer-Related Guarantees

Independent Retailer Credit Facility

On June 11, 2009, we obligated ourselves, on behalf of one of our independent retailers, with respect to a $0.5 million credit facility (the “Amended Credit Facility”). The Company had previously guaranteed on April 9, 2009, on behalf of the independent retailer, a $0.9 million credit facility (the “Credit Facility”).  This obligation requires us, in the event of the retailer’s default under the Amended Credit Facility, to repurchase the retailer’s inventory at cost, applying such purchase price to the retailer’s outstanding indebtedness under the Amended Credit Facility. Our obligation remains in effect for the life of the term loan.  The agreement expires in April 2011.  The maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is limited to the lesser of the cost of the retailer’s inventory or the amount outstanding under the Amended Credit Facility at the time of default (subject to pre-determined lending limits based on the value of the underlying inventory) and, as such, is not an estimate of future cash flows.  No specific recourse or collateral provisions exist beyond the right for the Company to take title to the repurchased inventory. We anticipate that the repurchased inventory could subsequently be sold through our retail design center network.

As of March 31, 2010, the amount outstanding under the Amended Credit Facility totaled approximately $0.5 million.  Based on the underlying creditworthiness of the retailer, we believe this obligation will expire without requiring funding by us.  Our non-contingent obligations under this arrangement as a result of modifications made to the Credit Facility subsequent to January 1, 2003 are not material.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between us and that financial service provider (the “Program Agreement”). On February 16, 2010, the Company modified the Program Agreement to comply with recent changes in Laws and made certain other changes to fees payable to the service provider.  Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. Our obligation remains in effect for the term of the Program Agreement which expires in July 2012. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry.  All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation.  In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of March 31, 2010, our product warranty liability totaled $0.8 million.

Business Outlook

Stresses in the U.S. economy from continued high unemployment, volatile capital markets, depressed housing prices and tight consumer spending continue to have a negative impact on our business.  We remain cautiously optimistic about our long term outlook, as current business conditions have marginally improved in the nine months ended March 31, 2010.  We cannot predict, with any degree of certainty when these difficult economic conditions will improve meaningfully.

As macro-economic factors change, it is also possible that our costs associated with production (including raw materials, labor and utilities), distribution (including freight and fuel charges), and retail operations (including compensation, benefits, delivery, warehousing, occupancy, and advertising expenses) may increase.  We may also experience production difficulties as we increase capacity of our manufacturing plants and convert our case goods to custom.  We cannot reasonably predict when, or to what extent, such events may occur or what effect, if any, such events may have on our consolidated financial condition or results of operations.

The home furnishings industry remains extremely competitive with respect to both the sourcing of products and the retail sale of those products. Domestic manufacturers continue to face pricing pressures as a result of the manufacturing capabilities and significant manufacturing capacities developed during recent years in other countries, specifically within Asia. In response to these pressures, a large number of U.S. furniture manufacturers and retailers, including the Company, source significantly from overseas in an attempt to maintain a competitive advantage and retain market share. We continue to believe that a balanced approach to product sourcing, which includes the domestic manufacture of certain product offerings coupled with the import of other selected products, provides the greatest degree of flexibility and is the most effective approach to ensuring that acceptable levels of quality, service and value are attained.

We believe that our existing business model which includes: (i) an established brand with a broad offering of Company designed quality products; (ii) a comprehensive complement of home decorating solutions and complimentary interior design services and (iii) a vertically-integrated operating structure will position us well to take advantage of improved economic conditions when they occur.

In addition, we believe that our retail strategy, which involves (i) a continued focus on providing a wide array of product solutions including custom upholstery and custom case goods products and superior customer service coupled with state-of-the-art technology in our newly launched website, (ii) the opening of new or relocated design centers in more prominent locations, while encouraging independent retailers to do the same, and (iii) the development of a more professional structure within our retail network, provides an opportunity to grow our business when the current difficult economic conditions improve.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K/A for the year ended June 30, 2009 as filed with the Securities and Exchange Commission on August 27, 2009.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer (“CEO”) and the Vice President-Finance (“VPF”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and VPF, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2010.  The maximum number of shares that may yet be purchased under the plans or program is 1,567,669 shares.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Reserved

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
10(e)-1	First Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement dated July 25, 2008.
10(e)-2

Second Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement dated February 16, 2010 between Ethan Allen Global, Inc., Ethan Allen Retail, Inc. and GE Money Bank (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC).

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

ETHAN ALLEN INTERIORS INC.

(Registrant)

DATE: May 10, 2010	BY:	/s/ M. Farooq Kathwari
Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 10, 2010	BY:	/s/ David R. Callen
David R. Callen
Vice President, Finance & Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10(e)-1	First Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement dated July 25, 2008.
10(e)-2

Second Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement dated February 16, 2010 between Ethan Allen Global, Inc., Ethan Allen Retail, Inc. and GE Money Bank (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer