Form 10-K
period 2010-06-30
ETHAN ALLEN INTERIORS INC
filed 2010-08-19
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

None

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the Registrant’s common stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on December 31, 2009, (the last day of the Registrant’s most recently completed second fiscal quarter) was approximately $388,065,187.  As of July 31, 2010, there were 28,740,575 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  The Registrant’s definitive Proxy Statement for the 2010 Annual Meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, is incorporated by reference into Part III hereof.

PART I

Item 1. Business

Background

Incorporated in Delaware in 1989, Ethan Allen Interiors Inc., through its wholly-owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, “We,” “Us,” “Our,” “Ethan Allen” or the “Company”), is a leading manufacturer and retailer of quality home furnishings and accessories, offering a full complement of home decorating and design solutions through one of the country’s largest home furnishing retail networks.  We refer to our Ethan Allen retail outlets as “design centers” instead of “stores” to better reflect these expanded capabilities.  We have made, and continue to make, considerable investment in our business in order to expand and improve our interior design capabilities and to leverage our domestic manufacturing and logistics operations.  The Company was founded in 1932 and has sold products under the Ethan Allen brand name since 1937.

Mission Statement

Our primary business objective is to provide our customers with a convenient, full-service, one-stop shopping solution for their home decorating needs by offering stylish, high-quality products at good value.  In order to meet our stated objective, we have developed and adhere to a focused and comprehensive business strategy.  The elements of this strategy, each of which is integral to our solutions-based philosophy, include (i) our vertically integrated operating structure, (ii) our stylish products and related marketing initiatives, (iii) our retail design center network, (iv) our people, and (v) our focus on providing design solutions.

Operating Segments

Our products are sold through a dedicated network of 281 retail design centers. As of June 30, 2010, the Company operated 145 design centers (our retail segment) and our independent retailers operated 136 design centers (as compared to 159 and 134, respectively, at the end of the prior fiscal year). Our wholesale segment net sales include sales to our retail segment and sales to our independent retailers.  Our retail segment net sales accounted for 74% of our consolidated net sales in fiscal 2010 while wholesale segment net sales to independent retailers accounted for 26%. Our net sales to the ten largest independent retailers, who operate 68 design centers, accounted for approximately 15% of our consolidated net sales in fiscal 2010.

Our wholesale and retail operating segments represent strategic business areas of our vertically integrated business that operate separately and provide their own distinctive services (further outlined below).  This enables us to more effectively offer our complete line of home furnishings and accessories and more efficiently control quality and cost. For certain financial information regarding our operating segments, see Note 16 to the Consolidated Financial Statements included under Item 8 of this Annual Report and incorporated herein by reference.

While the manner in which our home furnishings and accessories are marketed and sold is consistent between our wholesale and retail segments, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different.  Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other).  Sales of case good items include, but are not limited to, beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture, and wooden accents. Sales of upholstery home furnishing items include sleepers, recliners, chairs, sofas, loveseats, cut fabrics and leather.  Skilled craftsmen cut, sew and upholster custom-designed upholstery items which are available in a variety of frame and fabric options.  Home accessory and other items include window treatments, wall decor, lighting, clocks, bedding and bedspreads, decorative accessories, area rugs, and home and garden furnishings.

Revenue information by product line is not as easily determined within the retail segment. However, because wholesale sales are matched, for the most part, to incoming orders, we believe that the allocation of retail sales by product line would be similar to that of the wholesale segment.

We evaluate performance of the respective segments based upon revenues and operating income. Inter-segment eliminations result, primarily, from the wholesale sale of inventory to the retail segment, including the related profit margin.

Wholesale Segment Overview:

Wholesale net sales for each of the last three fiscal years are summarized below (in millions):

	Fiscal Year Ended June 30,
	2010	2009	2008
Wholesale net sales	$362.5	$403.4	$616.2

Wholesale net sales for each of the last three fiscal years, allocated by product line, were as follows:

	Fiscal Year Ended June 30,
	2010	2009	2008
Case Goods	40%	41%	43%
Upholstered Products	46	41	40
Home Accessories and Other	14	18	17
	100%	100%	100%

The wholesale segment, principally involved in the development of the Ethan Allen brand, encompasses all aspects of design, manufacture, sourcing, sale, and distribution of our broad range of home furnishings and accessories.  Wholesale revenue is generated upon the wholesale sale and shipment of our products to our network of independently operated design centers and Ethan Allen operated design centers (see Company operated retail comments below) through its national distribution center and one other smaller fulfillment center.

During the past year, independent retailers opened 12 new design centers (of which two were relocations), and closed seven design centers. We continue to promote the growth and expansion of our independent retailers through ongoing support in the areas of market analysis, site selection, and business development.  As in the past, our independent retailers are required to enter into license agreements with us, which (i) authorize the use of certain Ethan Allen service marks and (ii) require adherence to certain standards of operation, including a requirement to fulfill related warranty service agreements.  We are not subject to any territorial or exclusive retailer agreements in North America. The wholesale segment also develops and implements related marketing and brand awareness programs.

Wholesale profitability includes (i) the wholesale gross margin, which represents the difference between the wholesale net sales price and the cost associated with manufacturing and/or sourcing the related product, and (ii) other operating costs associated with wholesale segment activities.

The Company’s domestic manufacturing is included in the results of the wholesale segment. During fiscal years 2009 and 2010, we consolidated two upholstery plants and one case goods sawmill plant and dramatically reduced operations of another case goods plant. All redundant operations were moved into other existing plants, thereby improving overall utilization of our domestic manufacturing. During fiscal 2010, we also converted our domestic case goods manufacturing to custom operations. Case goods products are no longer produced to a forecast and held in inventory; but rather, are produced to specific customer orders with the options specified by our clients. We now operate three case goods plants (including one sawmill), three upholstery plants (two upholstery plants on our Maiden, North Carolina campus and one cut and sew plant in Mexico) and one home accessory plant. We also source selected case good, upholstery, and home accessory items from third-party suppliers located both domestically and outside the United States.

As of June 30, 2010, we maintained a wholesale backlog of $57.0 million (as compared to $20.6 million as of June 30, 2009) which is anticipated to be serviced in the first quarter of fiscal 2011.  Backlog at a point in time is a result, primarily, of net orders booked in prior periods, manufacturing schedules, timing associated with the receipt of sourced product, and the timing and volume of wholesale shipments. Because orders may be rescheduled and/or canceled, the measure of backlog at a point in time may not necessarily be indicative of future sales performance.

For the twelve months ended June 30, 2010, net orders booked at the wholesale level, which includes orders generated by independently operated and Company operated design centers, totaled $403.7 million as compared to $398.5 million for the twelve months ended June 30, 2009.  In any given period, net orders booked may be impacted by the timing of floor sample orders received in connection with new product introductions.  New product offerings may be made available to the retail network at any time during the year, including in connection with our periodic retailer conferences.

Retail Segment Overview:

Retail net sales for each of the last three fiscal years are summarized below (in millions):

	Fiscal Year Ended June 30,
	2010	2009	2008
Retail net sales	$438.5	$508.6	$724.6

The retail segment sells home furnishings and accessories to consumers through a network of Company-operated design centers. During fiscal 2010 we acquired one design center from an independent retailer, opened four new design centers (of which three were relocations), and closed sixteen design centers.  In addition, we recently initiated a program that provides the opportunity for Ethan Allen designers to work with independent interior design affiliates that apply and meet Ethan Allen standards. This program provides the opportunity for the Company to reach additional clients with over 1,300 interior designers (serving both Company operated and independent retail operations) not otherwise affiliated with Ethan Allen and compensates them for the incremental business. Retail revenue is generated upon the retail sale and delivery of our products to our retail customers through its network of 18 service centers (as of June 30, 2010). Retail profitability includes (i) the retail gross margin, which represents the difference between the retail net sales price and the cost of goods purchased from the wholesale segment, and (ii) other operating costs associated with retail segment activities.

We pursue further expansion of the Company-operated retail business by opening new design centers, relocating existing design centers and, when appropriate, acquiring design centers from independent retailers. The geographic distribution of retail design center locations is included under Item 2 of Part I of this Annual Report.

Products

Our strategy has been to position Ethan Allen as a preferred brand with superior style, quality and value while, at the same time, providing consumers with a comprehensive, one-stop shopping solution for their home furnishing and design needs.  In carrying out our strategy, we continue to expand our reach to a broader consumer base through a diverse selection of attractively priced products, designed to complement one another, reflecting the popular trend toward eclectic home decorating.  Regular product introductions, a broad range of styles and selections within our custom upholstery and case good lines, new finishes for, and redesigns of, previous product introductions, and expanded product offerings to accommodate today’s home decorating trends, continue to redefine Ethan Allen, positioning us as a leader in style. During fiscal 2010, we further enhanced the opportunities to create individualized design solutions for our clients with the conversion of our entire domestic case goods products to custom, made-to-order manufacturing.

In an effort to more effectively position ourselves as a provider of interior design solutions, we offer a merchandising strategy which involves the grouping of our product offerings, previously categorized by collection, into seven distinct product “lifestyles”, each reflecting the diversity and eclecticism that we believe represents the best in American design.  In accordance with this merchandising strategy, new products are designed and developed to reflect unique elements applicable to one or more of the following lifestyles: Country House; Estate; Glamour; Global; Loft; Metro; and Villa.

All of our case goods, upholstered products, and home accessories are styled with distinct design characteristics. Home accessories play an important role in our marketing strategy as they enable us to offer the consumer the convenience of one-stop shopping by creating a comprehensive home furnishing solution. The interior of our design centers is organized to facilitate display of our product offerings, both in room settings that project the category lifestyle and by product grouping to facilitate comparisons of the styles and tastes of our clients. To further enhance the experience, technology is used to expand the range of products viewed by including content from our award-winning website and advanced large touch-screen flat panel displays.

We continuously monitor changes in home design trends through attendance at international industry events and fashion shows, internal market research, and regular communication with our retailers and design center design consultants who provide valuable input on consumer tendencies.  We believe that the observations and input gathered enables us to incorporate appropriate style details into our products to react quickly to changing consumer tastes. For example, since 2006, 58% of our current product lines are new. Much of the balance has been refined and enhanced through product redesign, additions, deletions, and/or finish changes. Such undertakings are indicative of our ability to adapt to the current consumer trend toward more casual and eclectic lifestyles while, at the same time, maintaining a classic appeal.

In response to the demands of our clients for even greater values during the recession of 2009 and 2010, the Company began offering special savings on many products during specified marketing initiatives. This was a necessary move away from our discipline of an everyday best price on all of our product offerings.  While we believe that a stable uniform everyday best price approach best allows us to differentiate ourselves through strategies focused on customer credibility and excellence in service, we recognize that in today’s economy, consumers demand the even greater values obtained through our periodic savings events. We will continue to monitor consumer sentiments and adjust our promotional activity accordingly.

Product Sourcing Activities

We are one of the largest manufacturers of home furnishings in the United States, manufacturing and/or assembling approximately 70% of our products in our six domestic manufacturing facilities. Our facilities are located in the Northeast and Southeast regions of the United States where they are close to sources of raw materials and skilled craftsmen. Our domestic upholstery manufacturing is supported by our high quality upholstery cut and sew plant in Mexico that doubled in size during fiscal 2010. The balance of our production is outsourced according to our own internally-developed design specifications, through third-party suppliers, most of which are located outside the United States. These suppliers, primarily in Asia, have been carefully selected and generally have supplied us for many years.  We believe that strategic investment in our manufacturing facilities, combined with an appropriate level of outsourcing through both foreign and domestic suppliers, will accommodate future sales growth and allow us to maintain an appropriate degree of control over cost, quality and service to our customers.

We also take pride in our “green” initiatives that include, in select product offerings, the use of responsibly harvested Appalachian woods, water based finishes, organic textiles and recycled materials.

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

Distribution and Logistics

We continued to streamline our logistics operations during fiscal 2010 in both our wholesale and retail segments.

In the wholesale segment, the conversion of our domestic case goods to custom manufacturing enabled us to consolidate the warehousing and distribution of our products through one primary distribution center, owned by the Company, strategically located in the Southeast United States. This national distribution center is supported by a smaller Company-owned order fulfillment center located in the South Central United States. Our primary distribution center provides efficient cross-dock operations to receive and ship product from our manufacturing facilities and third-party suppliers to our network of retail design centers and retail service centers.  While we manufacture to custom order the majority of our products, we also stock selected case goods, upholstery and accessories to provide for quick delivery of in-stock items and to allow for more efficient production runs. We have established two large “supermarkets of parts” within our existing manufacturing sites for the components used in our custom case goods manufacturing.

Wholesale shipments utilize our own fleet of trucks and trailers or are subcontracted with independent carriers.  Approximately 45% of our fleet (trucks and trailers) is leased under operating lease agreements with remaining terms ranging from one to 27 months.

Our policy is to sell our products at the same delivered cost to all Company-operated and independently operated design centers nationwide, regardless of their shipping point. The adoption of this policy has created pricing credibility with our wholesale customers and provided our retail network the opportunity to achieve more consistent margins as fluctuations attributable to the cost of shipping have been eliminated.  Further, this policy has eliminated the need for our independent retailers to carry significant amounts of inventory in their own warehouses.  As a result, we obtain more accurate end-consumer product demand information.

Retail service centers are operated by the Company and the independent retailers to prepare products for delivery into clients’ homes. We continued to streamline Company-operated service centers and reduced the total number from 26 at the end of fiscal 2009 to 18 at the end of fiscal 2010. We continue to evaluate the entire logistics and distribution model to further improve these operations.

Marketing Programs

Our marketing and advertising strategies are developed to drive traffic into our network of design centers or to shop online at ethanallen.com.  We believe these strategies give Ethan Allen a strong competitive advantage in the home furnishings industry.  We create and coordinate print and television campaigns nationally, as well as assist in local marketing and promotional efforts. The Company’s network of approximately 280 retail design centers and more than 1,300 independent members of the Interior Design Affiliate program benefit from these marketing efforts, and we believe these efforts position us to consistently fulfill our brand promise.

Our in-house team of advertising specialists in collaboration with outside professionals sends consistent, clear messages that Ethan Allen is a leader in style and service, with everything for the well-designed home. We use several forms of media to accomplish this, including television (national and local), direct mail, newspapers, shelter magazines, email, and online, at ethanallen.com. A strong national email marketing campaign delivers emails and design and product brochures to a growing database of clients.

Our national television and print advertising campaigns are designed to leverage our strong brand equity, finding creative and compelling ways to remind consumers of our tremendous range of products, services, special programs, and custom options. We believe that we consistently deliver the most cohesive national advertising campaign in the home furnishings industry. Coordinated local television and print, to the extent these media are utilized, serve to support our national programs.

The Ethan Allen direct mail magazine, which brands our product lifestyles and communicates the breadth of our products and services, is one of our most important marketing tools. We publish these magazines and sell them to Company and independently operated design centers who use demographic information collected through independent market research to target potential clients. Given the importance of this advertising medium, direct mail marketing lists are continually refined to target those consumers who are most likely to purchase, and improve the return on direct mail expenditures. Approximately 11 million copies of our direct mail magazine were distributed to consumers during fiscal 2010.

Our television advertising and direct mail efforts are supported by strong print campaigns. We also update our Style Book approximately every six months. In addition to its use as a catalog of our case goods and upholstery products, the Style Book is full of quality, design, and service stories, and looks and ideas to spark inspiration. This publication is a comprehensive and effective resource for clients.

The Company’s award winning website, ethanallen.com, provides our customers and design associates a great way to shop and design with videos, feature stories, design and style solutions, and fresh, new looks. Visitors will find all our latest news and promotional information here too. The site’s myprojects tool lets visitors create idea boards and room plans. If they like, a design professional from their local Ethan Allen design center can give them feedback.

The website’s Inspire section includes editorial features, new product stories, design trend information, decorating solutions, and a collection of creative films and TV clips showcasing the many looks of Ethan Allen. The As Seen In area shows visitors how Ethan Allen products have influenced style around the globe. Ethan Allen’s direct mail magazines are viewable online with full browsing and shopping capabilities. In the Design section, visitors can find their own style with our style quiz and shop the full assortment of furnishings. Nearly all of Ethan Allen’s products are now available for purchase online.

We also have a robust and informative extranet available to our retailers and design professionals. It is the primary source of communication in and among members of our retail network. It provides information about every aspect of the business of Ethan Allen at retail, including advertising materials, prototype floor plan displays, and extensive product details.

Retail Design Center Network

Ethan Allen design centers are typically located in busy urban settings as freestanding destinations or as part of suburban strip malls, depending upon the real estate opportunities in a particular market.  Our design centers average approximately 16,000 square feet in size but range from approximately 3,000 square feet to 35,000 square feet.

We maximize uniformity of presentation throughout the retail design center network through a comprehensive set of standards and display planning assistance. These standard interior design formats assist each design center in presenting a high quality image by using focused lifestyle settings and select product category groupings to display our products and information to facilitate design solutions and to educate consumers. We also create a uniform design center image with consistent exterior facades in addition to the interior layouts.  The adherence to all of these standards have helped position Ethan Allen as a leader in home furnishings retailing.

We have strengthened the retail network with many initiatives, including the opening of new and relocated design centers in desirable locations, introduction of Lifestyle presentations and floor plans, strengthening of the professionalism of our designers through training and certification, and the consolidation of certain design centers and service centers. This continuous improvement resulted in fiscal 2010 with four new Company-operated design centers and twelve new independently operated design centers during the year including relocations. Sixteen Company-operated and seven independently operated design centers in underperforming markets were closed or consolidated into existing design centers. The Company also converted a Company-owned wholesale distribution center into a regional retail service center and consolidated nine service centers into larger regional service centers. These actions effectively completed the project begun with the consolidation of 27 service centers during fiscal 2008 and 2009, significantly reducing the retail logistics infrastructure needed to provide “white glove” delivery service to our customers.

People

At June 30, 2010, the Company had approximately 4,400 employees (“associates”), less than one percent of whom are represented by unions whose collective bargaining agreements expire within the next year.  We expect no significant changes in our relations with the unions and believe we maintain good relationships with our employees.

The retail network, which includes both Company-operated and independently operated design centers, is staffed with a sales force of design consultants and service professionals who provide customers with effective home decorating solutions at no additional charge. Our interior design associates receive specialty training with respect to the distinctive design and quality features inherent in each of our products and programs. This enables them to more effectively communicate the elements of style and value that serve to differentiate us from our competition. As such, we believe our design consultants, and the complimentary service they provide, create a distinct competitive advantage over other home furnishing retailers. We continue to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of retail design center personnel.

The Company’s interior design affiliate program, launched in fiscal 2010, resulted in the registration with the Company of more than 1,300 qualified professional interior designers who add strength and breadth to our interior design reach. We believe that this program augments the Company and independent retailer design staffs to reach more clients and improve market penetration. This structure, along with the emphasis in our messaging to clients that “we can help as little or as much as you like”SM, continues to improve the customer service experience.

We recognize the importance of our retail design center network to our long-term success. Accordingly, we believe we (i) have established a strong management team within Company-operated design centers and (ii) continue to work closely with our independent retailers in order to assist them.  With this in mind, we make our services available to every design center, whether independently operated or Company-operated, in support of their marketing efforts, including coordinated advertising, merchandising and display programs, and extensive training seminars and educational materials.  We believe that the development of design consultants, service and delivery personnel, and retailers is important for the growth of our business. As a result, we have committed to make available comprehensive retail training programs intended to increase the customer service capabilities of each individual.

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

Ethan Allen Consumer Credit Programs

The Ethan Allen Finance Plus program offers consumers (clients) a menu of custom financing options through the use of just one account.  Clients can choose between (i) “Fixed Payment” which offers fixed monthly payments the customer chooses (12, 24, or 36 months) at an interest rate of 9.99% per annum, and (ii) “Deferred Interest” which offers clients a way to borrow interest free for six months with small minimum monthly payments. If the purchase is not paid by the due date, interest is charged from the date of purchase at a fixed interest rate of 29.99% per annum. All plans provide credit lines from $1,000 to $20,000, or greater, if the customer qualifies.  Financing offered is administered by a third-party financial institution and is granted to our customers on a non-recourse basis to the Company.  Clients may apply for an Ethan Allen Finance Plus card at any participating design center or on-line at ethanallen.com.

Competition

The home furnishings industry has faced numerous challenges, not the least of which is an influx of low-priced products from overseas. As a result, we believe a trend toward product commoditization has developed.  In fiscal 2009, the economic recession resulted in many small furniture retailers going out of business and other well-established competitors resorting to heavy discounts to liquidate inventory. Instead of following this trend, we differentiated ourselves as a preferred brand by adhering to a business strategy focused on providing (i) high-quality, well designed and often custom handmade products at good value, (ii) a comprehensive complement of home furnishing design solutions, including our complimentary design service, and (iii) excellence in customer service. We consider our vertical integration a significant competitive advantage in the current environment as it allows us to design, manufacture and source, distribute, market, and sell our products through one of the industry’s largest single-source retail networks.

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

We believe the home furnishings industry competes primarily on the basis of product styling and quality, personal service, prompt delivery, product availability and price.  We further believe that we effectively compete on the basis of each of these factors and that, more specifically, our retail format, our award winning website, and complimentary design service create a distinct competitive advantage, further supporting our mission of providing consumers with a complete home decorating and design solution.  We also believe that we differentiate ourselves further with the quality of our design service through our internal training and certification programs along with our interior design affiliate program.  Our objective is to continue to develop and strengthen our retail network by (i) expanding the Company-operated retail business through the relocation of existing design centers, opening of new design centers, and, when appropriate, acquiring design centers from, or selling design centers to, independent retailers, and (ii) obtaining and retaining independent retailers, encouraging such retailers to expand their business through the opening or relocation of new design centers with the objective of increasing the volume of their sales and (iii) further expanding our sales network through our interior designer affiliate program.

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

Our business and results of operations are affected by international, national and regional economic conditions.  The United States and many other international economies experienced a major recession, with continuing effects for our industry. Our primary customer base, direct or indirect, is composed of individual consumers.  A hesitant recovery in the U.S. economy, high unemployment, volatile capital markets, depressed housing prices and tight consumer lending practices have resulted in considerable negative pressure on consumer spending.  We believe these events have impacted consumers in our markets in ways that have negatively affected our business.  In the event the current economic conditions worsen, our current and potential customers may be inclined to further delay their purchases.  In addition, further tightening of credit markets may restrict our customers’ ability and willingness to make purchases.

Access to consumer credit could be interrupted and reduce sales and profitability.

Our ability to continue to access consumer credit for our clients could be negatively affected by conditions outside our control. Given the difficult capital markets, there is a risk that, though we have agreements that do not expire until July 2014, our business partner which issues our private label credit card program, may not be able to fulfill their obligations under that agreement.

We may be unable to obtain sufficient external funding to finance our operations and growth.

Historically, we have relied upon our cash from operations to fund our operations and growth. As we operate and expand our business, we may rely on external funding sources, including the proceeds from the issuance of debt or the $60 million revolving bank line of credit under our existing credit facility. Any unexpected reduction in cash flow from operations could increase our external funding requirements to levels above those currently available. During fiscal 2010, the credit rating agencies Moody’s Corporation and Standard and Poor’s lowered our corporate and senior unsecured credit ratings to Ba2 and B+ respectively. If our credit ratings were lowered further, the Company’s access to debt could be negatively impacted. There can be no assurance that we will not experience unexpected cash flow shortfalls in the future or that any increase in external funding required by such shortfalls will be available.

Continued operating losses could reduce our liquidity and impact our dividend policy.

Historically, we have relied on our cash from operations to fund our operations and the payment of cash dividends.  If the Company continues to experience operating losses we may not be able to fund a shortfall from operations and would require external funding.  Some financing instruments used by the Company historically may not be available to the Company in the future. We cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company’s capital requirements exceed cash available from operations and existing cash and cash equivalents.  In such circumstances, the Company may further reduce its quarterly dividends.

Additional impairment charges could reduce our profitability.

We have significant long-lived tangible and intangible assets recorded on our balance sheets.  If our operating results decline, we may incur additional impairment charges in the future, which could have a material impact on our financial results.  We evaluate the recoverability of the carrying amount of our long-lived tangible and intangible assets on an ongoing basis.  There can be no assurance that the outcome of such future reviews will not result in substantial impairment charges.  Impairment assessment inherently involves judgments as to assumptions about expected future cash flows and the impact of market conditions on those assumptions.  Future events and changing market conditions may impact our assumptions as to prices, costs or other factors that may result in changes in our estimates of future cash flows.  Although we believe the assumptions we use in testing for impairment are reasonable, significant changes in any of our assumptions could produce a significantly different result.

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

Industry globalization has led to increased competitive pressures brought about by the increasing volume of imported finished goods and components, particularly for case good products, and the development of manufacturing capabilities in other countries, specifically within Asia. The increase in overseas production capacity has created over-capacity for many U.S. manufacturers, including us, which has led to industry-wide plant consolidation. In addition, because many foreign manufacturers are able to maintain substantially lower production costs, including the cost of labor and overhead, imported product may be capable of being sold at a lower price to consumers, which, in turn, could lead to some measure of further industry-wide price deflation.

We cannot provide assurance that we will be able to establish or maintain relationships with certain manufacturers, whether foreign or domestic, to supply us with selected case goods, upholstery and home accessory items to enable us to maintain our competitive advantage. In addition, the emergence of foreign manufacturers has served to broaden the competitive landscape. Some of these competitors produce furniture types not manufactured by us and may have greater financial and other resources available to them. This competition could adversely affect our future financial performance.

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

The Company has reduced the number of redundant manufacturing sites in both our case goods and upholstery operations and operates a single accessories plant. Our upholstery operations consist of two upholstery plants on our Maiden, North Carolina campus supported by one cut and sew plant in Mexico. If any of these upholstery manufacturing sites experience significant business interruption, our ability to manufacture products timely would likely be impacted. The Company operates one sawmill in support of our case goods operations. Our plants require various raw materials and commodities such as logs and lumber for our case good plants and foam, springs and engineered hardwood board for our upholstery plants. While we have long-standing relationships with multiple outside suppliers of our raw materials and commodities, there can be no assurance of their ability to fulfill our supply needs on a timely basis. The consolidation to fewer wholesale and retail logistics operations has resulted in longer distances for delivery and could result in higher costs to transport products if fuel costs increase significantly.

Our current and former manufacturing and retail operations and products are subject to increasingly stringent environmental, health and safety requirements.

We use and generate hazardous substances in our manufacturing and retail operations. In addition, both the manufacturing properties on which we currently operate and those on which we have ceased operations are and have been used for industrial purposes. Our manufacturing operations and, to a lesser extent, our retail operations involve risk of personal injury or death. We are subject to increasingly stringent environmental, health and safety laws and regulations relating to our products, current and former properties and our current operations. These laws and regulations provide for substantial fines and criminal sanctions for violations and sometimes require product recalls and/or redesign, the installation of costly pollution control or safety equipment, or costly changes in operations to limit pollution or decrease the likelihood of injuries. In addition, we may become subject to potentially material liabilities for the investigation and cleanup of contaminated properties and to claims alleging personal injury or property damage resulting from exposure to or releases of hazardous substances or personal injury because of an unsafe workplace.

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

We use various types of wood, foam, fibers, fabrics, leathers, and other raw materials in manufacturing our furniture. Certain of our raw materials, including fabrics, are purchased domestically and outside the United States. Fluctuations in the price, availability and quality of raw materials could result in increased costs or a delay in manufacturing our products, which in turn could result in a delay in delivering products to our customers. For example, lumber prices fluctuate over time based on factors such as weather and demand, which in turn, impact availability. Production delays or upward trends in raw material prices could result in lower sales or margins, thereby adversely impacting our earnings.

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

The market for qualified employees and personnel in the retail and manufacturing industries is highly competitive. Our success depends upon our ability to attract, retain and motivate qualified craftsmen, professional and clerical associates and upon the continued contributions of these individuals. We cannot provide assurance that we will be successful in attracting and retaining qualified personnel. A shortage of qualified personnel may require us to enhance our wage and benefits package in order to compete effectively in the hiring and retention of qualified employees.  Our labor costs may continue to increase and such increases may not be recovered. In addition, some of our employees are covered by collective bargaining agreements with local labor unions. Although we do not anticipate any difficulty renegotiating these contracts as they expire, a labor-related stoppage by these unionized employees could adversely affect our business and results of operations. The loss of the services of such personnel or our failure to attract additional qualified personnel could have a material adverse effect on our business, operating results and financial condition.

Our success depends upon our brand, marketing and advertising efforts and pricing strategies. If we are not able to maintain and enhance our brand, or if we are not successful in these other efforts, our business and operating results could be adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters, located in Danbury, Connecticut, consists of one building containing 144,000 square feet, situated on approximately 18.0 acres of land, all of which is owned by us.  Located adjacent to the corporate headquarters, and situated on approximately 5.4 acres, is the Ethan Allen Hotel and Conference Center, containing 193 guestrooms. This hotel, owned by a wholly-owned subsidiary of Ethan Allen, is used in connection with Ethan Allen functions and training programs, as well as for functions and accommodations for the general public.

We operate seven manufacturing facilities located in five states and Mexico. All of these facilities are owned by the Company and include three case goods plants (including one sawmill) totaling 1,548,845 square feet, three upholstery furniture plants (consisting of two upholstery plants on our Maiden, North Carolina campus and one cut and sew plant in Mexico) totaling 649,396 square feet, and one home accessory plant of 295,000 square feet. In our wholesale division, we own and operate one national distribution center supported by one owned small parcel and fulfillment center which are a combined 823,414 square feet. Our U.S. manufacturing and distribution facilities are located in North Carolina, Vermont, Virginia, Oklahoma, and New Jersey, and our Mexico plant is located in Guanajuato.

We own five and lease 13 retail service centers, totaling 1,099,500 square feet. Our retail service centers are located throughout the United States and Canada and serve to support our various retail sales districts.

The geographic distribution of our retail design center network as of June 30, 2010 is as follows:

	Retail Design Center Category
	Company Operated	Independently Operated
United States	140	81
Canada	5	2
Asia	—	49
Middle East	—	4
Total	145	136

Of the 145 Company-operated retail design centers, 68 of the properties are owned and 77 of the properties are leased from independent third parties.  Of the 68 owned design centers, 18 are subject to land leases. We own nine additional retail properties, one of which is leased to an independent Ethan Allen retailer, and two of which are leased to unaffiliated third parties. See Note 8 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

Our Ethan Allen Hotel and Conference Center located in Danbury, Connecticut, was financed, in part, with industrial revenue bonds.  The bonds bear interest at a fixed rate of 7.50% and have a remaining balance at June 30, 2010 of $3.9 million which matures in one year.  The Beecher Falls, Vermont manufacturing facility was financed, in part, by the Town of Canaan, Vermont. The associated remaining debt bears interest at a fixed rate of 3.00% and a balance at June 30, 2010 of $0.3 million, with maturities of two to 17 years. We believe that all of our properties are well maintained and in good condition.

We estimate that our manufacturing plants are currently operating at approximately 65% of capacity.  We believe we have additional capacity at selected facilities, which we could utilize with minimal additional capital expenditures.

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

During fiscal 2009, three locations where we and/or our subsidiaries had been named as a Potentially Responsible Party (“PRP”) were resolved. In each case, we were not a major contributor based on the very small volume of waste generated by us in relation to total volume at those sites and were able to take part in de minimis settlement arrangements.  One additional site in Carroll, New York continued to be evaluated as of June 30, 2010. We believe that we are not a major contributor. Liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended may be joint and several. As such, to the extent certain named PRPs are unable, or unwilling, to accept responsibility and pay their apportioned costs, we could be required to pay in excess of our pro rata share of incurred remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liability.  As of June 30, 2010, we believe that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of this site.  We believe our currently anticipated capital expenditures for environmental control facility matters are not material.

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

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under ticker symbol “ETH”. The following table sets forth, for each of the past two fiscal years, (i) closing, and intraday high and low and stock prices as reported on the New York Stock Exchange and (ii) the dividend per share paid by us:

	Market Price			Dividend
	High	Low	Close	Per Share
Fiscal 2010
First Quarter	$17.62	$9.97	$16.50	$0.05
Second Quarter	16.96	11.00	13.42	0.05
Third Quarter	22.00	13.00	20.63	0.05
Fourth Quarter	25.40	13.82	13.99	0.05

Fiscal 2009
First Quarter	$34.02	$22.34	$28.02	$0.25
Second Quarter	28.90	11.26	14.37	0.25
Third Quarter	15.05	6.98	11.26	0.10
Fourth Quarter	14.47	9.86	10.36	0.05

As of August 13, 2010, there were 336 shareholders of record of our common stock.  Management estimates there are over eleven thousand beneficial shareholders of the Company’s common stock.  On July 20, 2010, we declared a dividend of $0.05 per common share, payable on October 25, 2010 to shareholders of record as of October 11, 2010.  We expect to continue to declare quarterly dividends for the foreseeable future, business conditions permitting.

Equity Compensation Plan Information

The information required by this Item 5 with respect to Equity Compensation Plan Information is set forth in Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, contained in this Annual Report and incorporated herein by reference.

Issuer Purchases of Equity Securities

Certain information regarding purchases made by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended June 30, 2010 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 2010	—	—	—	1,567,669
May 2010	—	—	—	1,567,669
June 2010 (a)	182,600	$14.18	182,600	1,385,069
Total	182,600	$14.18	182,600

(a)                Purchased in two separate open market transactions on two different trading days.

(b)               On November 21, 2002, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 2,000,000 shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. Subsequent to that date, the Board of Directors increased the remaining authorization on seven separate occasions, the last of which was on November 13, 2007.

Subsequent to June 30, 2010 and through August 19, 2010, we repurchased, in three separate open market transactions, an additional 204,286 shares of our common stock at a total cost of $2.8 million, representing a weighted average price per share of $13.65.  As of August 19, 2009, we had a remaining Board authorization to repurchase 1,180,783 million shares.

Stockholder Rights Plan

We have a Stockholder Rights Plan, a description of which is set forth in Note 9 to the Consolidated Financial Statements included under Item 8 of this Annual Report and incorporated herein by reference.  Such description contains all of the required information with respect thereto.

Comparative Company Performance

The following line graph compares cumulative total stockholder return for the Company with a performance indicator of the overall stock market, the Standard & Poor’s 500 Index, and an industry index, the Peer Issuer Group Index, assuming $100 was invested on June 30, 2005.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Ethan Allen Interiors Inc., the S&P 500 Index

and a Peer Group

*$100 invested on 6/30/05 in stock or index, including reinvestment of dividends.

Fiscal years ending June 30.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Peer group includes Bassett Furniture Industries, Inc., Chromcraft Revington, Inc., Flexsteel Industries, Inc., Furniture Brands International, Inc., Haverty Furniture Companies, Inc., La-Z-boy Inc., Legett & Platt, Inc., and Pier 1 Imports Inc.  The returns of each company have been weighted according to each company’s market capitalization.

Item 6. Selected Financial Data

The following table presents selected financial data for the fiscal years ended June 30, 2010, 2009, 2008, 2007 and 2006 which has been derived from our consolidated financial statements.  The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this Annual Report and our Consolidated Financial Statements (including the notes thereto) included under Item 8 of this Annual Report.

	Fiscal Year Ended June 30,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Net sales	$590,054	$674,277	$980,045	$1,005,312	$1,066,390
Cost of sales	309,777	326,935	453,980	478,729	525,408
Selling, general and administrative expenses	289,575	353,112	423,229	402,022	394,069
Restructuring and impairment charges, net	2,437	67,001	6,836	13,442	4,241
Operating income (loss)	(11,735)	(72,771)	96,000	111,119	142,672
Interest and other expense, net	7,052	8,409	3,822	1,393	4,567
Income (loss) before income tax expense	(18,787)	(81,180)	92,178	109,726	138,105
Income tax expense (benefit)	25,529	(28,493)	34,106	40,499	52,423
Net income (loss)	$(44,316)	$(52,687)	$58,072	$69,227	$85,682
Per Share Data:
Net income (loss) per basic share	$(1.53)	$(1.83)	$1.98	$2.19	$2.58
Basic weighted average shares outstanding	28,982	28,814	29,267	31,566	33,210
Net income (loss) per diluted share	$(1.53)	$(1.83)	$1.97	$2.15	$2.51
Diluted weighted average shares outstanding	28,982	28,814	29,470	32,261	34,086
Cash dividends per share	$0.20	$0.65	$0.88	$0.80	$0.72
Other Information:
Depreciation and amortization	$29,398	$25,635	$24,670	$23,013	$21,599
Capital expenditures and acquisitions	$9,972	$23,903	$67,815	$74,370	$49,296
Working capital	$113,950	$139,239	$176,796	$234,990	$278,038
Current ratio	1.78 to 1	2.24 to 1	2.30 to 1	2.59 to 1	2.88 to 1
Effective tax rate	-135.9%	35.1%	37.0%	36.9%	38.0%
Balance Sheet Data (at end of period):
Total assets	$631,777	$646,485	$764,093	$802,598	$814,100
Total debt, including capital lease obligations	203,267	203,148	203,029	202,908	202,787
Shareholders’ equity	$258,459	$305,923	$375,773	$409,642	$417,442
Debt as a percentage of equity	78.6%	66.4%	54.0%	49.5%	48.6%
Debt as a percentage of capital	44.0%	39.9%	35.1%	33.1%	32.7%

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles that require, in some cases, that certain estimates and assumptions be made that affect the amounts and disclosures reported in those financial statements and the related accompanying notes. Estimates are based on currently known facts and circumstances, prior experience and other assumptions believed to be reasonable. We use our best judgment in valuing these estimates and may, as warranted, solicit external advice. Actual results could differ from these estimates, assumptions and judgments, and these differences could be material. The following critical accounting policies, some of which are impacted significantly by estimates, assumptions and judgments, affect our consolidated financial statements.

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

Retail Design Center Acquisitions - We account for the acquisition of retail design centers and related assets with the purchase method.  Accounting for these transactions as purchase business combinations requires the allocation of purchase price paid to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. The amount paid in excess of the fair value of net assets acquired is accounted for as goodwill.

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

The economic downturn that began in the fall of 2008 negatively impacted the Company’s revenues and operating margins.  In response, the Company reduced headcount, consolidated its manufacturing, retail, and logistics footprint and repositioned its marketing approach.  The Company’s cash flow forecasts were updated regularly to reflect the rapid changes in the business and the industry.  The cash flow projections used in its fair value evaluations are the best estimates of the Company and require significant management judgment.  During fiscal 2009, the Company determined that $48.4 million of goodwill in the Retail segment was considered impaired and fully written off. The Company performed its annual impairment test in fiscal 2009 and determined that no impairment of its remaining goodwill, reported in its wholesale segment was appropriate as the fair value of its net assets exceeded the book value by approximately 10%.

During fiscal 2010, the Company concluded that no interim impairment test of its indefinite lived assets was required.  Net sales, gross profit, operating income, net income, written orders, and other indicators improved from previous quarters, and though some financial metrics were below management forecasts, our long-term outlook had not changed significantly.  The Company’s average quarterly stock price increased from $12.11 for the quarter ended June 30, 2009, to $16.91 for the quarter ended March 31, 2010), and cash (including restricted cash) and marketable securities increased to $85.2 million at March 31, 2010 from $53.0 million at June 30, 2009. During the third and fourth quarters of fiscal 2010, business performance improved with net sales up sequentially and from the previous year, gross margin improved and cash (including restricted cash) and marketable securities increased to $102.2 million by fiscal year end. The average price of our stock during the fourth fiscal quarter of 2010 was $19.67. In the fourth fiscal quarter ended June 30, 2010, the Company performed its annual impairment test and determined that the fair values of the Wholesale reporting unit and trade name exceeded their carrying value by a substantial margin.

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

The Company evaluates quarterly uncertain tax positions taken or expected to be taken on tax returns for recognition, measurement, presentation, and disclosure in its financial statements. If an income tax position exceeds a 50% probability of success upon tax audit, based solely on the technical merits of the position, the Company recognizes an income tax benefit in its financial statements. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The liability associated with an unrecognized tax benefit is classified as a long-term liability except for the amount for which a cash payment is expected to be made or tax positions settled within one year. We recognize interest and penalties related to income tax matters as a component of income tax expense.

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

Basis of Presentation

As of June 30, 2010, Ethan Allen Interiors Inc. has no material assets other than its ownership of the capital stock of Ethan Allen Global, Inc. and conducts all significant transactions through Ethan Allen Global, Inc.; therefore, substantially all of the financial information presented herein is that of Ethan Allen Global, Inc.

Results of Operations

Our business has been severely impacted by the economic factors in the United States and abroad which we began to feel in earnest during our second quarter of fiscal 2009.  High unemployment, volatile capital markets, depressed housing prices and tight consumer spending all put negative stress on the economy and continue to have a negative impact on our business.  As we work through these difficult times, we have taken dramatic actions to significantly reduce costs in all facets of our business including closing and realigning manufacturing plants, consolidating logistics operations, and closing under-performing retail design centers. These actions have been taken with appropriate consideration for demand and management believes it has retained sufficient scalable capacity.  We have also launched initiatives to increase sales, such as special savings product promotions, our designer affiliate program, and completed the conversion of our case goods products to custom this fiscal year.

Income Tax Valuation Allowance:

As a result of losses we sustained for fiscal 2010 and 2009, which were brought on by the severe economic factors discussed earlier, we reassessed the likelihood that we would be able to realize the benefits of our deferred federal, state and foreign deferred tax assets.  As a result, we recorded a $34.1 million valuation allowance against those assets, with a non-cash charge to earnings in the fourth quarter of fiscal 2010.

Restructuring Activities:

In recent years, we have announced and executed plans to consolidate our operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage. Activity in the Company’s restructuring reserves is classified with accrued expenses and other current liabilities in the Consolidated Balance Sheets:

In fiscal 2009, the Company announced (i) upholstery plants in Eldred, Pennsylvania and Chino, California were consolidated into the Maiden, North Carolina and Silao, Mexico operations, (ii) closure of the Andover, Maine sawmill, (iii) the move of assembly and finishing operations from Beecher Falls, Vermont to Orleans, Vermont, and (iv) wholesale distribution and retail service centers were consolidated. We also began the conversion of our domestic case goods manufacturing from producing to a forecast to producing to fill custom orders already written. The total pre-tax restructuring, impairment, accelerated depreciation and other related charges for these fiscal 2009 actions was $29 million ($23 million in the wholesale segment and $6 million in the retail segment). The charges arose from (i) a $17 million impact on long-lived assets, (ii) $8 million in employee severance, compensation, and benefit costs, and (iii) $4 million in other associated costs.  Current fiscal year charges for these actions include $6.6 million in accelerated depreciation charges for Wholesale (included in cost of sales in the Statement of Operations) partially offset by $0.2 million of restructuring credits, and $2.7 million of restructuring charges for the Retail segment (primarily due to adjustments on non-cancellable leases). These restructuring actions announced in fiscal 2009 were completed during fiscal 2010, with the remaining liability at June 30, 2010 primarily for non-cancellable lease obligations (expirations of less than one year up to five years).

In fiscal 2008, we announced a plan to consolidate the operations of certain Ethan Allen-operated retail design centers and retail service centers. In connection with this initiative, we permanently ceased operations at ten design centers and six retail service centers which, for the most part, were consolidated into other existing operations.  The restructuring is now complete, with the remaining liability at June 30, 2010 primarily for non-cancellable lease obligations (expirations of less than one year up to 23 years) and other employee benefit costs.   Costs for these actions in the current fiscal year resulted in a net $0.2 million credit in the Retail segment due primarily to non-cancellable lease adjustments. Cumulative charges to date for these actions total $5.7 million.

All charges for the fiscal 2009 and 2008 restructuring activities above are included as restructuring and impairment charges in the Statement of Operations unless otherwise noted above.

Business Results:

Our revenues are comprised of (i) wholesale sales to independently operated and Company-operated retail design centers and (ii) retail sales of Company-operated design centers.  See Note 16 to our Consolidated Financial Statements for the year ended June 30, 2010 included under Item 8 of this Annual Report.

The components of consolidated revenues and operating income (loss) are as follows (in millions):

	Fiscal Year Ended June 30,
	2010	2009	2008
Revenue:
Wholesale segment	$362.5	$403.4	$616.2
Retail segment	438.5	508.6	724.6
Elimination of inter-segment sales	(210.9)	(237.7)	(360.8)
Consolidated revenue	$590.1	$674.3	$980.0

Operating Income (loss):
Wholesale segment (1)	$14.2	$6.7	$100.3
Retail segment (2)	(28.7)	(92.1)	(2.8)
Adjustment for inter-company profit(3)	2.8	12.6	(1.5)
Consolidated operating income	$(11.7)	$(72.8)	$96.0

(1)          Operating income for the Wholesale segment for the twelve months ended June 2010 and 2009 includes pre-tax restructuring and impairment charges (credit) of ($0.2) million and $17.4 million, respectively.

(2)          Operating income for the Retail segment for the twelve months ended June 2010, 2009 and 2008 includes pre-tax restructuring and impairment charges of $2.7 million, $49.6 million and $6.8 million, respectively.

(3)          Represents the change in wholesale profit contained in Ethan Allen-operated design center inventory existing at the end of the period.

Fiscal 2010 Compared to Fiscal 2009

Consolidated revenue for the fiscal year ended June 30, 2010 decreased by $84.2 million, or 12.5%, to $590.1 million, from $674.3 million in fiscal 2009. Net sales for the period largely reflect the delivery of product associated with booked orders and the change in backlog from the beginning to the end of the period.  Especially in the first half of fiscal 2010, sales continued to be affected by the negative economic stresses mentioned earlier which we experienced since the second quarter of fiscal 2009.  These factors were partially offset by (i) several new marketing initiatives that focus on the exceptional value proposition of our offerings through special savings promotions and our interactive web site ethanalleninc.com, (ii) the continued use of national television media supported by direct mail and electronic magazines, and (iii) the positive effects of efforts to reposition the retail network. These efforts resulted in a 21% increase in incoming retail orders during the second half of fiscal 2010.

Wholesale revenue for fiscal 2010 decreased by $40.9 million, or 10.1%, to $362.5 million from $403.4 million in the prior year.  The year-over-year decrease was primarily attributable to a decline in the incoming order rate during the first half of fiscal 2010 as a result of the continued soft retail environment for home furnishings.  This was partly offset by an increase in the incoming order rate during the second half of fiscal 2010, and from an increase in independent retail design centers to 136 from 134 including one location transferred in to the company’s Retail division during the year. Wholesale orders increased 30% during the second half of fiscal 2010 compared to the second half of fiscal 2009, after decreasing 20% during the first half of fiscal 2010 compared to the first half of fiscal 2009.

Retail revenue from Ethan Allen-operated design centers for the twelve months ended June 30, 2010 decreased by $70.1 million, or 13.8%, to $438.5 million from $508.6 million for the twelve months ended June 30, 2009.  The decrease in retail sales by Ethan Allen-operated design centers was attributable to a decrease in comparable design center delivered sales of $84.6 million, or 30% during the first half of the fiscal year. This unfavorable variance was partially offset during the second half of the fiscal year by a $31.2 million, or 17% increase in comparable design center delivered sales compared to prior year.  Newly opened (including relocated) or acquired design centers contributed sales of $13.7 million. The number of Ethan Allen-operated design centers decreased to 145 at June 30, 2010 from 159 at June 30, 2009.  During that twelve month period, we acquired one design center from an independent retailer, and opened four new design centers (of which three were relocations).

Comparable design centers are those that have been operating for at least 15 months.  Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) design centers.  Design centers acquired by us from independent retailers are included in comparable design center sales in their 13th full month of Ethan Allen-operated operations.

Year-over-year, written business of Ethan Allen-operated design centers increased 1.4% for the year, and comparable design center written business increased 4.9%, reflecting to some degree the benefit of our retail consolidation strategy to serve given markets with fewer design centers but to improve the use of technology and design support.  While written business continues to reflect the soft retail environment for home furnishings noted throughout the current year, retail written orders during the second half of fiscal 2010 have increased 21% from the prior year, having decreased 15% from the prior year during the first half.   We believe that over time, we will benefit from our (i) repositioning the retail network, (ii) new product introductions including custom case good products, (iii) several new marketing initiatives described previously, and (iv) our continued use of national television and shelter magazines as advertising media supported by direct mail and electronic magazines.

Gross profit for fiscal 2010 declined to $280.3 million from $347.3 million in fiscal 2009.  The $67.1 million decrease in gross profit was primarily attributable to a combined decline in both wholesale and retail sales of 12.5%, along with a shift in sales mix with retail sales representing a lower proportionate share of total sales in the current full year (74.3%) as compared to the prior full year (75.4%). Gross margin decreased partially due to $6.6 million of accelerated depreciation recorded in fiscal 2010 related to restructuring actions, temporary manufacturing disruptions caused by restructuring activities, and the conversion of our domestic case goods to custom manufacturing. Because of the consolidation of several wholesale distribution, upholstery and case good plants, we were able to increase absorption of overhead costs despite the sales decline, and to operate at approximately 60% of capacity during fiscal 2010, up from 50% one year prior. The consolidated gross margin decreased to 47.5% for fiscal 2010 from 51.5% in fiscal 2009 as a result, primarily, of the factors set forth above.

Operating expenses decreased $128.1 million, or 30.5%, to $292.0 million, or 49.5% of net sales, in fiscal 2010 from $420.1 million, or 62.3% of net sales, in fiscal 2009. Decreases were experienced due to a non-cash goodwill impairment charge of $48.4 million recorded in the March 2009 quarter that did not recur in the current fiscal year and a $16.2 million year-over-year decrease in restructuring and impairment charges, both discussed earlier.  There was also a $12.2 million reduction in commission charges due to changes in the commission plans occurring in both years. Cost cutting efforts taken by the Company also reduced salaries, benefits and occupancy costs.  Advertising expenses were reduced while still maintaining our national presence, and delivery and warehousing costs were lower due to decreased sales.

Consolidated operating loss for the year ended June 30, 2010 totaled a loss of $11.7 million, or 2.0% of net sales, compared to a loss of $72.8 million, or 10.8% of net sales, in the prior year.  The improvement of $61.1 million was largely attributable to (i) the one-time nature of the March 2009 $48.4 million goodwill impairment charge, (ii) decreased restructuring and impairment charges and (iii) net declines in other operating expenses, all of which were discussed previously and partially offset by the decline in gross profit due in part by the $6.6 million accelerated depreciation recorded in the first quarter of fiscal 2010.

Wholesale operating income for fiscal 2010 totaled $14.2 million, or 3.9% of net sales, as compared to $6.7 million, or 1.7% of net sales, in the prior year. The increase of $7.5 million was primarily attributable to (i) a $17.6 million decrease in restructuring and impairment charges due to the 2009 restructuring actions discussed earlier, partly offset by the $6.6 million in accelerated depreciation taken during the first quarter of fiscal 2010 as a result of those same restructuring activities.

Retail operating loss was $28.7 million, or 6.6% of sales, for fiscal 2010,compared to a loss of $92.1 million, or 18.1% of sales, for fiscal 2009, an improvement of $63.4 million. The primary reasons for the improvement was the $48.4 million goodwill impairment charge in March 2009, net impact of commission changes in both years, and the positive effects of cost cutting efforts taken by the Company.

Interest and other income, net totaled $4.9 million in fiscal 2010 as compared to $3.4 million in fiscal 2009. The $1.5 million increase was mostly due to miscellaneous non-operating fees, partly offset by reduced investment income resulting from with lower rates of interest during the current year.

Interest and other related financing costs remained largely unchanged at $11.9 million from $11.8 million in the prior year. This amount mostly consists of interest expense on our senior unsecured debt issued in September 2005.

Income tax expense was $25.5 million for fiscal 2010 as compared to a benefit of $28.5 million for fiscal 2009.  Our effective tax rate for the current year was a negative (136%) compared to 35.1% in the prior year. The effective tax rate for the current year was impacted by an additional valuation allowance recorded during fiscal 2010 against all of our federal and certain state deferred tax assets.

Net income for fiscal 2010 was a loss of $44.3 million as compared to a loss of $52.7 million in fiscal 2009.  Net loss per diluted share totaled $1.53 in the current year compared to net loss of $1.83 per diluted share in the prior year.

Fiscal 2009 Compared to Fiscal 2008

Consolidated revenue for the fiscal year ended June 30, 2009 decreased by $305.7 million, or 31.2%, to $674.3 million, from $980 million in fiscal 2008. Net sales for the period largely reflect the delivery of product associated with booked orders and the change in backlog from the beginning to the end of the period.  During fiscal 2009, sales were negatively affected by a weak retail environment for home furnishings which we believe is due to a number of factors including but not limited to continued weakness in the U.S. economy, high unemployment, volatile capital markets, depressed housing prices and tight consumer lending practices as well as the use of highly-promotional pricing strategies by the Company’s competitors.  These factors were partially offset by (i) the positive effects of our continued efforts to reposition the retail network, (ii) the introduction of our new American Artisan product line, (iii) several new marketing initiatives including the launching of our new interactive web site ethanalleninc.com and our rewards program, and in the latter part of the fiscal year, special savings pricing, and (iv) the continued use of national television media, where we emphasize to clients our interior design services and the full line of our quality product offerings.

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

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the twelve months ended June 30, 2009 and 2008:

Operating expenses decreased $10.0 million, or 2.3%, to $420.1 million, or 62.3% of net sales, in fiscal 2009 from $430.1 million, or 43.9% of net sales, in fiscal 2008. Decreases in salary related costs were experienced due to the reduced number of employees and other cost cutting efforts taken by the Company that impacted bonuses and benefits.  Advertising expenses decreased, while still maintaining our national TV and shelter magazine presence. Delivery and warehousing costs were lower due to decreased sales. Partially offsetting these decreases were (i) a non-cash goodwill impairment charge of $48.4 million recorded in the March 2009 quarter and (ii) an $11.8 million period-over-period increase in restructuring and impairment charges, both discussed earlier, and (iii) added costs of $7 million due to the implementation of the team concept which caused a temporary overlap of expenses.

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

Income tax totaled a benefit of $28.5 million for fiscal 2009 as compared to an expense of $34.1 million for fiscal 2008.  Our effective tax rate for the current year was 35.1%, compared to 37.0% in fiscal 2008. The effective tax rate was a result, primarily, of the total current year loss before tax and the resulting valuation allowance taken against certain deferred tax assets and the inability to apply the manufacturers’ deduction provided for under The Jobs Creation Act of 2004.

Net income for fiscal 2009 was a loss of $52.7 million as compared to income of $58.1 million in fiscal 2008.  Net loss per diluted share totaled $1.83 in the current year compared to net income of $1.97 per diluted share in the prior year.

Liquidity and Capital Resources

As of June 30, 2010, we held cash and cash equivalents of $73.9 million, marketable securities of $11.1 million, and restricted cash and investments of $17.3 million.  Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, and borrowing capacity under our revolving credit facility.

In October 2009, the Company expanded to $60 million the three-year senior secured asset-based revolving credit facility (the “Facility”) established on May 29, 2009.  The Facility provides revolving credit financing of up to $60 million, subject to borrowing base availability that at June 30, 2010 was $59.5 million. At the Company’s option, revolving loans under the Facility bear interest at an annual rate of either:

(a)   London interbank offered rate (“LIBOR”) plus 3.25% to 4.25%, based on the average availability, or

(b)   The higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) a LIBOR plus 1.00% plus, in each case, an additional 2.25% to 3.25%, based on average availability.

The Company pays a commitment fee of 0.50% per annum on the unused portion of the Facility and participation fees on issued letters of credit at an annual rate of 1.625% to 4.25%, based on the average availability and the letter of credit type, and a fronting fee of 0.125% per annum.

The borrowing base at any time equals the sum of: (i) up to 90% of eligible credit card receivables; (ii) plus up to 85% of eligible accounts receivable; and (iii) plus up to 85% of the net orderly liquidation value of eligible inventory. The Facility is secured by all property owned, leased or operated by the Company in the United States excluding all real property owned by the Company.  The Facility contains customary covenants which may limit the Company’s ability to incur debt, engage in mergers and consolidations, make restricted payments (including dividends), sell certain assets, and make investments. The Company may make restricted payments (including dividends) as long as availability equals or exceeds the greater of 25% of the aggregate commitment or $12 million.  If the average monthly availability is less than the greater of 15% of the aggregate commitment and $9 million, the Company is also required to meet a fixed charge coverage ratio financial covenant which may not be less than 1 to 1 for any period of four consecutive fiscal quarters. The Facility also contains customary borrowing conditions and events of default, the occurrence of which would entitle the lenders to accelerate the maturity of any outstanding borrowings and terminate their commitment to make future loans. The Company has not drawn any cash advances against the facility, and has no plans to do so.  At June 30, 2010, we had $1.0 million in letters of credit outstanding, and $58.5 million remaining available credit under the revolver subject to limitations set forth in the agreement noted above.  As of June 30, 2010, we are in compliance with the terms and conditions and all covenants of the Facility and as a result, the coverage charge ratio, or other restricted payment limitations did not apply.

In September 2005 we completed a private offering of $200.0 million in ten-year senior unsecured notes due 2015 (the “Senior Notes”).  The Senior Notes were offered by Ethan Allen Global, Inc, a wholly owned subsidiary of the Company, and have an annual coupon rate of 5.375%.  We have used the net proceeds of $198.4 million to expand our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes.  As of June 30, 2010, we are in compliance with the terms and conditions and all covenants of the Senior Notes.

A summary of net cash provided by (used in) operating, investing, and financing activities for each of the last three fiscal years is provided below (in millions):

	Fiscal Year Ended June 30,
	2010	2009	2008
Operating Activities
Net income plus depreciation and amortization	$(14.9)	$(27.1)	$82.7
Working capital	37.0	24.8	(5.5)
Excess tax benefits from share-based payment arrangements	—	—	(2.1)
Other (non-cash items, long-term assets and liabilities)	29.2	24.2	11.0
Total provided by operating activities	$51.3	$21.9	$86.1

Investing Activities
Capital expenditures	$(9.9)	$(22.5)	$(60.0)
Acquisitions	(0.1)	(1.4)	(7.8)
Asset sales	13.2	6.4	6.9
Increase in restricted cash and investments	(17.3)	—	—
Purchases of marketable securities (net)	(11.2)	—	—
Other	0.2	—	(0.5)
Total used in investing activities	$(25.1)	$(17.5)	$(61.3)

Financing Activities
Issuances of common stock	$—	$—	$0.5
Purchases and retirement of company stock	—	—	(75.6)
Payment of cash dividends	(5.8)	(23.6)	(25.5)
Excess tax benefits from share-based payment arrangements	—	—	2.1
Payment of deferred financing costs	(0.2)	(1.4)	—
Total provided by (used in) financing activities	$(6.0)	$(25.0)	$(98.5)

Operating Activities

In fiscal 2010, $29.4 million more cash was generated by operating activities than in fiscal 2009.  The change in cash arising from customer deposits due to increased written orders and backlogs especially toward the end of each fiscal year accounted for $37.0 million of this change.  This was partially offset by an $8.6 million lower reduction in inventory that while significant in fiscal 2010, was a lower reduction than achieved in fiscal 2009.

Investing Activities

In fiscal 2010, $7.6 million more cash was used in investing activities than in fiscal 2009.  This was due primarily to the $17.3 million increase in restricted cash and investments and $11.2 million purchase of marketable securities.  This was partly offset by a decrease in capital expenditures and acquisitions of $13.9 million, and an increase in proceeds from sale of property, plant and equipment (primarily retail real estate) of $6.8 million.  The current level of capital spending is principally attributable to continued design center development and renovation, but at a reduced level from the prior two years, and expansion of our upholstery operations in Mexico.  We anticipate that cash from operations will be sufficient to fund future capital expenditures, business conditions permitting.

Financing Activities

In fiscal 2010, $19.0 million less cash was used in financing activities than in fiscal 2009 primarily the result of a decrease in dividend payouts.  On July 20, 2010, we declared a dividend of $0.05 per common share, payable on October 25, 2010, to shareholders of record as of October 11, 2010.  We expect to continue to declare quarterly dividends for the foreseeable future.

As of June 30, 2010, our outstanding debt totaled $203.3 million, the current and long-term portions of which amounted to $3.9 million and $199.4 million, respectively.  The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are: $3.9 million in fiscal 2011; and less than $0.1 million in each of fiscal 2012, 2013, 2014 and 2015.  The balance of our long-term debt ($199.3 million) matures in fiscal 2016.

The following table summarizes, as of June 30, 2010, the timing of cash payments related to our outstanding contractual obligations (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations:
Debt maturities	$203,267	$3,898	$30	$23	$199,316
Contractual interest	59,471	11,046	21,512	21,510	5,403
Operating lease obligations	210,228	32,336	55,728	34,752	87,412
Letters of credit	1,006	1,006	—	—	—
Purchase obligations (1)	—	—	—	—	—
Other long-term liabilities	237	4	18	48	167
Total contractual obligations	$474,209	$48,290	$77,288	$56,333	$292,298

(1)  For purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. While we are not a party to any significant long-term supply contracts or purchase commitments, we do, in the normal course of business, regularly initiate purchase orders for the procurement of (i) selected finished goods sourced from third-party suppliers, (ii) lumber, fabric, leather and other raw materials used in production, and (iii) certain outsourced services.  All purchase orders are based on current needs and are fulfilled by suppliers within short time periods. At June 30, 2010, our open purchase orders with respect to such goods and services totaled approximately $28 million.

Further discussion of our contractual obligations associated with outstanding debt and lease arrangements can be found in Notes 7 and 8, respectively, to the Consolidated Financial Statements included under Item 8 of this Annual Report.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements.  As of June 30, 2010, we had working capital of $114.0 million and a current ratio of 1.78 to 1.

In addition to using available cash to fund changes in working capital, necessary capital expenditures, acquisition activity, the repayment of debt, and the payment of dividends, the Company has been authorized by our Board of Directors to repurchase our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us.

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

Retailer-Related Guarantees

Independent Retailer Credit Facility

In June 2009, we obligated ourselves, on behalf of one of our independent retailers, with respect to a $0.5 million credit facility (the “Amended Credit Facility”).  This obligation requires us, in the event of the retailer’s default under the Amended Credit Facility, to repurchase the retailer’s inventory, applying such purchase price to the retailer’s outstanding indebtedness under the Amended Credit Facility. Our obligation remains in effect for the life of the term loan.  The agreement expires in April 2011. We believe this obligation will expire without requiring funding by us.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”).  In February and June 2010, the Company modified the Program Agreement to comply with recent changes in laws and made certain other changes to fees payable to the service provider. Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. Our obligation remains in effect for the term of the Program Agreement that expires in July 2014. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of this agreement also contain a right for the credit card issuer to demand from the Company collateral of up to $12 million if the Company does not meet certain covenants.  As of June 30, 2010, the Company had established a restricted cash and investment collateral account of $6 million to satisfy the current requirement under this demand.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to seven years and are provided based on terms that are generally accepted in the industry.  All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation.  In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of June 30, 2010, the Company’s product warranty liability totaled $0.8 million.

Impact of Inflation

We believe inflation had an impact on our business the last three fiscal years but we have generally been able to create operational efficiencies, seek lower cost alternatives, or raise selling prices in order to offset increases in product and operating costs. It is possible in the future that we will not be successful in our efforts to offset the impacts from inflation.

Business Outlook

While we cannot forecast, with any degree of certainty, changes in the various macro-economic factors that influence the incoming order rate, we believe that we are well-positioned to respond to both market weakness and economic growth based upon our existing business model which includes: (i) an established brand; (ii) a comprehensive complement of home decorating solutions; and (iii) a vertically-integrated operating structure.

As macro-economic factors change, however, it is possible that our costs associated with production (including raw materials and labor), distribution (including freight and fuel charges), and retail operations (including compensation and benefits, delivery and warehousing, occupancy, and advertising expenses) may increase.  We cannot reasonably predict when, or to what extent, such events may occur or what effect, if any, such events may have on our consolidated financial condition or results of operations.

The home furnishings industry remains extremely competitive with respect to both the sourcing of products and the retail sale of those products. Domestic manufacturers continue to face pricing pressures because of the manufacturing capabilities of other countries, specifically within Asia. In response to these pressures, a large number of U.S. furniture manufacturers have increased their overseas sourcing activities in an attempt to maintain a competitive advantage and retain market share. While we have also turned to overseas sourcing to remain competitive, we choose to differentiate ourselves by maintaining a substantial domestic manufacturing base.  Consequently, we make and/or assemble approximately 70% of our products domestically. We continue to believe that a balanced approach to product sourcing, which includes the domestic manufacture of certain product offerings coupled with the import of other selected products, provides the greatest degree of responsiveness and is the most effective approach to ensuring that acceptable levels of quality, service and value are attained.

Our retail strategy involves (i) a continued focus on providing a wide array of product solutions and superior customer service, (ii) the opening of new or relocated design centers in more prominent locations, while encouraging independent retailers to do the same, (iii) leveraging the use of technology with personal service within our retail network, and (iv) further expansion internationally. We believe this strategy provides an opportunity to grow our business.

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

Interest rate risk exists primarily through our borrowing activities. We utilize United States dollar denominated borrowings to fund substantially all our working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements and long-term debt is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. At June 30, 2010, we had no floating-rate debt obligations outstanding.  As of that same date, our fixed-rate debt obligations consist, primarily, of the Senior Notes issued on September 27, 2005. The estimated fair value of the Senior Notes as of June 30, 2010, which is based on changes, if any, in interest rates and our creditworthiness subsequent to the date on which the debt was issued, and which has been determined using quoted market prices, was $191 million as compared to a carrying value of $199 million.

Foreign currency exchange risk is primarily limited to our operation of five Ethan Allen-operated retail design centers located in Canada and our plant in Mexico, as substantially all purchases of imported parts and finished goods are denominated in United States dollars.  As such, gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on our consolidated results of operations. A decrease in the value of foreign currencies (in particular Asian) relative to the United States dollar may affect the profitability of our vendors but as we employ a balanced sourcing strategy, we believe any impact would be moderated relative to peers in the industry.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data are listed under Item 15 of this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Ethan Allen Interiors Inc.:

We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2010. We also have audited the Company’s internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethan Allen Interiors Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Ethan Allen Interiors, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30,

2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Effective July 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (included in FASB Accounting Standards Codification Topic 740, Income Taxes).

/s/ KPMG LLP

Stamford, Connecticut

August 19, 2010

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2010 and 2009

(In thousands, except share data)

	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$73,852	$52,960
Marketable Securities	11,075	—
Accounts receivable, less allowance for doubtful accounts of $1,160 at June 30, 2010 and $1,362 at June 30, 2009	17,105	13,086
Inventories (note 4)	134,040	156,519
Prepaid expenses and other current assets	23,620	21,060
Deferred income taxes (note 12)	—	8,077
Total current assets	259,692	251,702

Property, plant and equipment, net (note 5)	305,747	333,599
Goodwill and other intangible assets (notes 3 and 6)	45,128	45,128
Restricted cash and investments (note 19)	17,318	—
Other assets	3,892	16,056
Total assets	$631,777	$646,485

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt (note 7)	$3,898	$42
Customer deposits	52,605	31,691
Accounts payable	23,952	22,199
Accrued compensation and benefits	28,353	29,533
Accrued expenses and other current liabilities	36,934	28,998
Total current liabilities	145,742	112,463

Long-term debt (note 7)	199,369	203,106
Other long-term liabilities	19,123	24,993
Deferred income taxes (note 12)	9,084	—
Total liabilities	373,318	340,562

Shareholders’ equity (notes 9, 10, 11 and 15):
Class A common stock, par value $.01, 150,000,000 shares authorized, 48,346,607 shares issued at June 30, 2010 and 48,334,870 shares issued at June 30, 2009	483	483
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at June 30, 2010 and June 30, 2009	—	—
Preferred stock, par value $.01, 1,055,000 shares authorized, no shares issued and outstanding at June 30, 2010 and 2009	—	—
Additional paid-in capital	358,722	356,446
	359,205	356,929
Less: Treasury stock (at cost), 19,414,746 shares at June 30, 2010 and 19,380,941 shares at June 30, 2009	(581,331)	(583,220)
Retained earnings	479,341	531,747
Accumulated other comprehensive income	1,244	467
Total shareholders’ equity	258,459	305,923
Total liabilities and shareholders’ equity	$631,777	$646,485

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For Years Ended June 30, 2010, 2009 and 2008

(In thousands, except per share data)

	2010	2009	2008

Net Sales	$590,054	$674,277	$980,045
Cost of sales	309,777	326,935	453,980
Gross profit	280,277	347,342	526,065

Operating expenses:
Selling	142,562	182,800	229,590
General and administrative	147,013	170,312	193,639
Goodwill impairment (note 6)	—	48,400	—
Restructuring and impairment charge (note 2)	2,437	18,601	6,836
Total operating expenses	292,012	420,113	430,065

Operating income (loss)	(11,735)	(72,771)	96,000

Interest and other miscellaneous income, net	4,872	3,355	7,891

Interest and other related financing costs (note 7)	11,924	11,764	11,713

Income (loss) before income taxes	(18,787)	(81,180)	92,178

Income tax expense (benefit) (note 12)	25,529	(28,493)	34,106

Net income (loss)	$(44,316)	$(52,687)	$58,072

Per share data (notes 10 and 17):

Net income (loss) per basic share	$(1.53)	$(1.83)	$1.98

Basic weighted average common shares	28,982	28,814	29,267

Net income (loss) per diluted share	$(1.53)	$(1.83)	$1.97

Diluted weighted average common shares	28,982	28,814	29,470

Dividends declared per common share	$0.20	$0.65	$0.88

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years Ended June 30, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
Operating activities
Net income (loss)	$(44,316)	$(52,687)	$58,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,398	25,635	24,670
Compensation expense related to share-based	2,276	1,719	1,260
Provision (benefit) for deferred income taxes	33,789	(32,158)	(2,364)
Excess tax benefits from shared-based awards	—	—	(2,093)
Goodwill impairment	—	48,400	—
Restructuring and impairment charge	(230)	7,038	1,762
(Gain) loss on disposal of property, plant and	(1,303)	1,001	110
Other	242	198	221
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(4,197)	(776)	618
Inventories	22,863	31,428	(91)
Prepaid and other current assets	(5,179)	10,627	3,626
Other assets	304	1,354	660
Customer deposits	20,759	(16,266)	(9,086)
Accounts payable	(836)	(3,835)	3,230
Accrued expenses and other current liabilities	3,631	3,590	(3,784)
Other liabilities	(5,870)	(3,335)	9,326
Net cash provided by operating activities	51,331	21,933	86,137

Investing activities:
Proceeds from the disposal of property, plant and	13,198	6,384	6,943
Increase in restricted cash and investments	(17,318)	—	—
Capital expenditures	(9,922)	(22,537)	(60,038)
Acquisitions	(50)	(1,366)	(7,777)
Purchases of marketable securities	(11,364)	—	—
Sales of marketable securities	200	—	—
Other	165	(7)	(462)
Net cash used in investing activities	(25,091)	(17,526)	(61,334)

Financial activities:
Payments on long-term debt	(42)	(41)	(40)
Purchases and retirements of company stock	—	—	(75,577)
Proceeds from the issuance of common stock	1	2	474
Excess tax benefits from share-based payment	—	—	2,093
Payment of deferred financing costs	(199)	(1,380)	—
Payment of cash dividends	(5,801)	(23,617)	(25,495)
Net cash used in financing activities	(6,041)	(25,036)	(98,545)
Effect of exchange rate changes on cash	693	(787)	239

Net increase (decrease) in cash and cash equivalents	20,892	(21,416)	(73,503)

Cash and cash equivalents — beginning of year	52,960	74,376	147,879
Cash and cash equivalents — end of year	$73,852	$52,960	$74,376
Supplemental cash flow information:
Income taxes paid (received)	$(8,213)	$8,237	$33,618
Interest paid	$11,097	$11,098	$11,132

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Years Ended June 30, 2010, 2009 and 2008

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance as of June 30, 2007	$474	$330,268	$(496,005)	$1,370	$573,535	$409,642

Issuance of 770,337 common shares upon the exercise of share-based awards (notes 9 and 11)	8	21,104	—	—	—	21,112
Compensation expense associated with share-based awards (notes 9 and 11)	—	1,260	—	—	—	1,260
Tax benefit associated with exercise of share-based awards (notes 9, 11 and 12)	—	2,093	—	—	—	2,093
FIN 48 transition adjustment	—	—	—	—	683	683
Purchase/retirement of 2,921,319 shares of company stock (note 9)	—	—	(92,778)	—	—	(92,778)
Dividends declared on common stock	—	—	—	—	(25,642)	(25,642)
Other comprehensive income (loss) (notes 7 and 15)
Currency translation adjustments	—	—	—	1,283	—	1,283
Loss on derivatives, net-of-tax	—	—	—	48	—	48
Net income	—	—	—	—	58,072	58,072
Total comprehensive income						59,403

Balance as of June 30, 2008	482	354,725	(588,783)	2,701	606,648	375,773
Issuance of 90 common shares upon the exercise of share-based awards (notes 9 and 11)	1	2	—	—	—	3
Compensation expense associated with share-based awards (notes 9 and 11)	—	1,719	—	—	—	1,719
Issuance of treasury shares for 401k match	—	—	5,563	—	(3,431)	2,132
Dividends declared on common stock	—	—	—	—	(18,783)	(18,783)
Other comprehensive income (loss) (note 15)
Currency translation adjustments	—	—	—	(2,282)	—	(2,282)
Loss on derivatives, net-of-tax	—	—	—	48	—	48
Net income (loss)	—	—	—	—	(52,687)	(52,687)
Total comprehensive income (loss)						(54,921)

Balance as of June 30, 2009	483	356,446	(583,220)	467	531,747	305,923
Issuance of 37 common shares upon the exercise of share-based awards (notes 9 and 11)	—	—	—	—	—	—
Compensation expense associated with share-based awards (notes 9 and 11)	—	2,276	—	—	—	2,276
Purchase/retirement of 182,600 shares of company stock	—	—	(2,589)	—	—	(2,589)
Issuance of treasury shares for 401k match	—	—	4,478	—	(2,275)	2,203
Dividends declared on common stock	—	—	—	—	(5,815)	(5,815)
Other comprehensive income (loss) (note 15)
Currency translation adjustments	—	—	—	722	—	722
Unrealized gain (loss) on investments				6		6
Loss on derivatives, net-of-tax	—	—	—	49	—	49
Net income (loss)	—	—	—	—	(44,316)	(44,316)
Total comprehensive income (loss)						(43,539)
Balance at June 30, 2010	$483	$358,722	$(581,331)	$1,244	$479,341	$258,459

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

Nature of Operations

We are a leading manufacturer and retailer of quality home furnishings and accessories, offering a full complement of home decorating and design solutions.  We sell our products through one of the country’s largest home furnishing retail networks with a total of 281 retail design centers, of which 145 are Company-operated and 136 are independently operated.  Nearly all of our Company-operated retail design centers are located in the United States, with the remaining design centers located in Canada. The majority of the independently operated design centers are also located in the United States, with the remaining design centers located throughout Asia, Canada and the Middle East.  We have six manufacturing facilities, one of which includes a separate sawmill operation, located throughout the United States, and one in Mexico.

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

Marketable Securities

The Company’s investments are classified at the time of purchase as either available-for-sale or held-to-maturity, and reassessed as of each balance sheet date.  Our marketable securities consist of available-for-sale securities, and are marked-to-market based on prices provided by our investment advisors, with unrealized gains and temporary unrealized losses reported as a component of other comprehensive income net of tax, until realized.  When realized, the Company recognizes gains and losses on the sales of the securities on a specific identification method and includes the realized gains or losses in other income, net, in the consolidated statements of operations.  The Company includes interest, dividends, and amortization of premium or discount on securities classified as available-for-sale in other income, net in the consolidated statements of operations.  We also evaluate our available-for-sale securities to determine whether a decline in fair value of a security below the amortized cost basis is other than temporary.  Should the decline be considered other than temporary, we write down the cost of the security and include the loss in earnings. In making this determination we consider such factors as the reason for and significance of the decline, current economic conditions, the length of time for which there has been an unrealized loss, the time to maturity, and other relevant information.  Available-for-sale securities are classified as either short-term or long-term based on management’s intention of when to sell the securities.

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

Operating Leases

We record expense for operating leases by recognizing the minimum lease payments on a straight-line basis, beginning on the date that the lessee takes possession or control of the property. A number of our operating lease agreements contain provisions for tenant improvement allowances, rent holidays, rent concessions, and/or rent escalations.

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

Retail Design Center Acquisitions

We account for the acquisition of retail design centers and related assets with the purchase method.  Accounting for these transactions as purchase business combinations requires the allocation of purchase price paid to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition.  The amount paid in excess of the fair value of net assets acquired is accounted for as goodwill.

Goodwill and Other Intangible Assets

Our intangible assets are comprised primarily of goodwill, which represents the excess of cost over the fair value of net assets acquired, and trademarks.  We determined these assets have indefinite useful lives, and are therefore not amortized.

Impairment of Long-Lived Assets and Goodwill

Long-lived assets are regularly evaluated as to whether events or circumstances have occurred that indicate that they may not be recoverable or that their remaining useful lives may warrant revision. Goodwill and our trade name (the Company’s only other indefinite-lived intangible asset) are evaluated for impairment on an annual basis in the fourth quarter and between annual tests whenever events or circumstances indicate that the carrying value may exceed its fair value. When such events or circumstances are present for either long-lived or indefinite-lived assets, the Company determines whether the carrying value exceeds the fair value as described below.

The recoverability of long-lived assets are evaluated for impairment by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset.  In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.  The long-term nature of these assets requires the estimation of cash inflows and outflows several years into the future with assumptions considered at the time of the impairment test.

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

The fair value of our trade name is valued using the relief-from-royalty method. Significant factors used in trade name valuation are rates for royalties, future growth, and a discount factor.  Royalty rates are determined using an average of recent comparable values.  Future growth rates are based on the Company’s perception of the long-term values in the market in which we compete, and the discount rate is determined using the weighted average cost of capital for companies within our peer group, adjusted for specific company risk premium factors.

Financial Instruments

Due to their short-term nature, the carrying value of our cash and cash equivalents, receivables and payables, short-term debt and customer deposit liabilities approximates fair value.  The estimated fair value of our long-term debt, which is based on changes, if any, in interest rates and our creditworthiness subsequent to the date on which the debt was issued, and which has been determined using quoted market prices, totaled $191.3 million at June 30, 2010 and $146.0 million at June 30, 2009, as compared to a carrying value on those dates of $199.2 million and $199.0 million, respectively.

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

A valuation allowance must be established for deferred tax assets when it is more likely than not that the assets will not be realized. The Company has determined that valuation allowances are needed for all of its deferred tax assets and has recorded valuation allowances accordingly which resulted in non-cash charges to earnings during fiscal 2009 and 2010.

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

Shipping and Handling Costs

Our policy is to sell our products at the same delivered cost to all retailers nationwide, regardless of shipping point. Costs incurred to deliver finished goods to the consumer are expensed and recorded in selling, general and administrative expenses. Shipping and handling costs amounted to $56.6 million, $68.2 million, and $87.4 million for fiscal years 2010, 2009 and 2008, respectively.

Advertising Costs

Advertising costs are expensed when first aired or distributed. Our total advertising costs incurred in fiscal years 2010, 2009 and 2008, amounted to $20.8 million, $25.1 million, and $39.4 million, respectively. These amounts are presented net of proceeds received by us under our agreement with the third-party financial institution responsible for administering our consumer finance programs.  Prepaid advertising costs at June 30, 2010 and 2009 totaled $0.6 million and $0.9 million, respectively.

Earnings Per Share

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated similarly, except that the weighted average outstanding shares are adjusted to include the effects of converting all potentially dilutive share-based awards issued under our employee stock plans (see Notes 10 and 11).  Certain unvested share-based payment awards are participating securities because they contain rights to receive non-forfeitable dividends (if paid), and effective July 1, 2009, are included in the two-class method of computing earnings per share. The impact of this change was not material.

Share-Based Compensation

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

Recent Accounting Pronouncements

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

(2)           Restructuring and Impairment Charges

In recent years, we have announced and executed plans to consolidate our operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage. Activity in the Company’s restructuring reserves is summarized in the table below (in thousands) and is classified with accrued expenses and other current liabilities in the Consolidated Balance Sheets:

	Balance June 30, 2009	New charges (credits)	Utilized	Adjustments	Balance June 30, 2010
2009 Actions
Employee severance, other payroll and benefit costs	$3,864	$103	$(4,283)	$316	$—
Other property exit costs	654	2,581	(1,490)	41	1,786
Write down of long-lived assets	—	54	442	(496)	—
	$4,518	$2,738	$(5,331)	$(139)	$1,786
2008 Actions
Employee severance, other payroll and benefit costs	$369	$—	$(55)	$(24)	$290
Other property exit costs	2,892	68	(1,528)	(418)	1,014
Write down of long-lived assets	—	—	(212)	212	—
	$3,261	$68	$(1,795)	$(230)	$1,304

In fiscal 2009, the Company announced (i) upholstery plants in Eldred, Pennsylvania and Chino, California were consolidated into the Maiden, North Carolina and Silao, Mexico operations, (ii) closure of the Andover, Maine sawmill, (iii) the move of assembly and finishing operations from Beecher Falls, Vermont to Orleans, Vermont, and (iv) wholesale distribution and retail service centers were consolidated. We also began the conversion of our domestic case goods manufacturing from producing to a forecast to producing to fill custom orders already written. The total pre-tax restructuring, impairment, accelerated depreciation and other related charges for these fiscal 2009 actions was $29 million ($23 million in the wholesale segment and $6 million in the retail segment). The charges arose from (i) a $17 million impact on long-lived assets, (ii) $8 million in employee severance, compensation, and benefit costs, and (iii) $4 million in other associated costs.  Current fiscal year charges for these actions include $6.6 million in accelerated depreciation charges for Wholesale (included in cost of sales in the Statement of Operations) partially offset by $0.2 million of restructuring credits, and $2.7 million of restructuring charges for the Retail segment (primarily due to adjustments on non-cancellable leases). These restructuring actions announced in fiscal 2009 were completed during fiscal 2010, with the remaining liability at June 30, 2010 primarily for non-cancellable lease obligations (expirations of less than one year up to five years).

In fiscal 2008, we announced a plan to consolidate the operations of certain Ethan Allen-operated retail design centers and retail service centers. In connection with this initiative, we permanently ceased operations at ten design centers and six retail service centers which, for the most part, were consolidated into other existing operations.  The restructuring is now complete, with the remaining liability at June 30, 2010 primarily for non-cancellable lease obligations (expirations of less than one year up to 23 years) and other employee benefit costs.  Costs for these actions in the current fiscal year resulted in a net $0.2 million credit in the Retail segment due primarily to non-cancellable lease adjustments. Cumulative charges to date for these actions total $5.7 million.

All charges for the fiscal 2009 and 2008 restructuring activities above are included as restructuring and impairment charges in the Statement of Operations unless otherwise noted above.

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

During fiscal 2010, we acquired in one transaction, one Ethan Allen retail design center (“DCs”) from an independent retailer for consideration of approximately $0.2 million in cash and forgiveness of receivables, and assumed customer deposits of $0.2 million and other liabilities of $0.1 million.

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

A summary of our allocation of purchase price in each of the last three fiscal years is provided below (in thousands):

	Fiscal Year Ended June 30,
	2010	2009	2008
	Retail	Retail	Wholesale	Retail
Business segment
Total consideration	$228	$1,841	$4,298	$4,182
Assets acquired (liabilities assumed)
Inventory	384	1,682	1,054	3,236
PP&E and other assets	99	242	2,707	1,029
Customer deposits	(155)	(660)	—	(4,311)
A/P and other liabilities	(100)	(186)	(100)	34
Goodwill	$—	$763	$637	$4,194

(4)           Inventories

Inventories at June 30 are summarized as follows (in thousands):

	2010	2009
Finished goods	$104,782	$130,180
Work in process	8,421	7,476
Raw materials	20,837	18,863
	$134,040	$156,519

Inventories are presented net of a related valuation allowance of $2.1 million at June 30, 2010 and $2.2 million at June 30, 2009.

(5)           Property, Plant and Equipment

Property, plant and equipment at June 30 are summarized as follows (in thousands):

	2010	2009
Land and improvements	$88,174	$92,903
Buildings and improvements	373,452	392,940
Machinery and equipment	107,438	110,057
	569,064	595,900
Less: accumulated depreciation and amortization	(263,317)	(262,301)
	$305,747	$333,599

(6)           Goodwill and Other Intangible Assets

As of June 30, 2010 and 2009, we had goodwill and other indefinite-lived intangible assets, Ethan Allen trade names of $25.4 million and $19.7 million, respectively.  These assets are reported in the Company’s wholesale segment for both periods.

The economic downturn that began in the fall of 2008 negatively impacted the Company’s revenues and operating margins.  In response, the Company reduced headcount, consolidated its manufacturing, retail, and logistics footprint and repositioned its marketing approach.  The Company’s cash flow forecasts were updated regularly to reflect the rapid changes in the business and the industry.  The cash flow projections used in its fair value evaluations are the best estimates of the Company and require significant management judgment.  During fiscal 2009, the Company determined that the entire $48.4 million of goodwill in the Retail segment was considered impaired and wrote it off. The Company performed its annual impairment test in fiscal 2009 and determined that no impairment of its remaining goodwill, reported in its wholesale segment was appropriate as the fair value of its net assets exceeded the book value by approximately 10%.

During fiscal 2010, the Company concluded that no interim impairment test of its indefinite lived assets was required.  Net sales, gross profit, operating income, net income, written orders, and other indicators improved from previous quarters, and though some financial metrics were below management forecasts, our long-term outlook had not changed significantly.  The Company’s average quarterly stock price increased from $12.11 for the quarter ended June 30, 2009, to $16.91 for the quarter ended March 31, 2010), and cash (including restricted cash) and marketable securities increased to $85.2 million at March 31, 2010 from $53.0 million at June 30, 2009. During the third and fourth quarters of fiscal 2010, business performance improved with net sales up sequentially and from the previous year, gross margin improved and cash (including restricted cash) and marketable securities increased to $102.2 million by fiscal year end. The average price of our stock during the fourth fiscal quarter of 2010 was $19.67. In the fourth fiscal quarter ended June 30, 2010, the Company performed its annual impairment test and determined that the fair values of the Wholesale reporting unit and trade name exceeded their carrying value by a substantial margin.

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

(7)                                 Borrowings

Total debt obligations at June 30 consist of the following (in thousands):

	2010	2009
5.375% Senior Notes due 2015	$199,158	$198,997
Industrial revenue bonds	3,855	3,855
Other debt obligations	254	296
Total debt	203,267	203,148
Less: current maturities	3,898	42
Total long-term debt	$199,369	$203,106

Senior Notes

On September 27, 2005, we completed a private offering of $200.0 million of ten-year senior unsecured notes due 2015 (the “Senior Notes”). The Senior Notes were offered by Global and have an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1 of each year.  Proceeds received in connection with the issuance of the Senior Notes, net of a related discount of $1.6 million, totaled $198.4 million. We used the net proceeds from the offering to expand our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes.  As of June 30, 2010, outstanding borrowings related to this transaction have been included in the Consolidated Balance Sheets within long-term debt. The discount on the Senior Notes is being amortized to interest expense over the life of the related debt as is debt issuance costs of $2.0 million primarily for banking, legal, accounting, rating agency, and printing services and $0.8 million of losses on settled forward contracts entered in conjunction with this debt issuance.

The Senior Notes may be redeemed in whole or in part, at Global’s option at any time at the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes to be redeemed, discounted to the date of redemption on a semi-annual basis at the applicable treasury rate plus 20 basis points, plus, in each case, accrued and unpaid interest to the redemption date.  In the event of default, the trustee or the holders of 25% of the outstanding principal amount of the Senior Notes may accelerate payment of principal, premium, if any, and accrued and unpaid interest.  Events of default include failure to pay in accordance with the terms of the indenture, including failure, under certain circumstances, to pay indebtedness other than the Senior Notes.  As of June 30, 2010, we are in compliance with the terms and conditions and all covenants of the Senior Notes.

Revolving Credit Facility

On October 23, 2009, the Company expanded to $60 million the three-year senior secured asset-based revolving credit facility (the “Facility”) established on May 29, 2009.  The Facility provides revolving credit financing of up to $60 million, subject to borrowing base availability that at June 30, 2010 was $59.5 million. At the Company’s option, revolving loans under the Facility bear interest at an annual rate of either:

(a)                London interbank offered rate (“LIBOR”) plus 3.25% to 4.25%, based on the average availability, or

(b)               The higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) a LIBOR plus 1.00% plus, in each case, an additional 2.25% to 3.25%, based on average availability.

The Company pays a commitment fee of 0.50% per annum on the unused portion of the Facility and participation fees on issued letters of credit at an annual rate of 1.625% to 4.25%, based on the average availability and the letter of credit type, and a fronting fee of 0.125% per annum.

The borrowing base at any time equals the sum of: (i) up to 90% of eligible credit card receivables; (ii) plus up to 85% of eligible accounts receivable; and (iii) plus up to 85% of the net orderly liquidation value of eligible inventory. The Facility is secured by all property owned, leased or operated by the Company in the United States excluding all real property owned by the Company.  The Facility contains customary covenants which may limit the Company’s ability to incur debt, engage in mergers and consolidations, make restricted payments (including dividends), sell certain assets, and make investments. The Company may make restricted payments (including dividends) as long as availability equals or exceeds the greater of 25% of the aggregate commitment or $12 million.  If the average monthly availability is less than the greater of 15% of the aggregate commitment and $9 million, the Company is also required to meet a fixed charge coverage ratio financial covenant which may not be less than 1 to 1 for any period of four consecutive fiscal quarters. The Facility also contains customary borrowing conditions and events of default, the occurrence of which would entitle the lenders to accelerate the maturity of any outstanding borrowings and terminate their commitment to make future loans. The Company has not drawn any cash advances against the facility, and has no plans to do so.  At June 30, 2010, we had $1.0 million in letters of credit outstanding, and $58.5 million remaining available credit under the revolver subject to limitations set forth in the agreement noted above.  As of June 30, 2010, we are in compliance with the terms and conditions and all covenants of the Facility and as a result, the coverage charge ratio, or other restricted payment limitations did not apply.

Other Borrowings

Approximately $3.9 million of our outstanding debt is related to industrial revenue bonds that were issued to finance capital improvements at the Ethan Allen Hotel and Conference Center, which is adjacent to our corporate headquarters in Danbury, Connecticut. These bonds bear interest at a fixed rate of 7.50% and have a remaining maturity of one year.  For fiscal years ended June 30, 2010, 2009 and 2008, the weighted-average interest rates applicable under our outstanding debt obligations for each year was 5.53%.

Aggregate scheduled maturities of our debt obligations for each of the five fiscal years subsequent to June 30, 2010, and thereafter are as follows (in thousands):

Fiscal Year Ended June 30
2011	$3,898
2012	19
2013	11
2014	11
2015	12
Subsequent to 2015	199,316
Total scheduled debt payments	$203,267

Independent Retailer Credit Facility

In June 2009, we obligated ourselves, on behalf of one of our independent retailers, with respect to a $0.5 million non-revolving line of credit facility on which there is no further availability for borrowing (the “Amended Credit Facility”). This obligation requires us, in the event of the retailer’s default under the Amended Credit Facility, to repurchase the retailer’s inventory, applying such purchase price to the retailer’s outstanding indebtedness under the Amended Credit Facility. The agreement expires in April 2011.  We believe this obligation will expire without requiring funding by us.

(8)           Leases

We lease real property and equipment under various operating lease agreements expiring through 2033. Leases covering retail design center locations and equipment may require, in addition to stated minimums, contingent rentals based on retail sales or equipment usage. Generally, the leases provide for renewal for various periods at stipulated rates. Future minimum lease payments under non-cancelable operating leases for each of the five fiscal years subsequent to June 30, 2010, and thereafter are as follows (in thousands):

Fiscal Year Ended June 30
2011	$32,336
2012	30,364
2013	25,364
2014	18,643
2015	16,109
Subsequent to 2015	87,412
Total minimum lease payments	$210,228

The above amounts will be offset in the aggregate by minimum future rentals from subleases of $11.2 million, which is due to be received as follows: $1.5 million in 2011; $1.7 million in 2012; $1.8 million in 2013; $1.5 million in 2014; $1.4 million in 2015; and $3.3 million subsequent to 2015.

Total rent expense for each of the past three fiscal years ended June 30 was as follows (in thousands):

	2010	2009	2008
Basic rentals under operating leases	$33,334	$38,522	$40,387
Contingent rentals under operating lease	121	182	589
	33,455	38,704	40,976
Less: sublease rent	(957)	(1,256)	(2,395)
Total rent expense	$32,498	$37,448	$38,580

As of June 30, 2010 and 2009, deferred rent credits totaling $11.8 million and $11.6 million, respectively, and deferred lease incentives totaling $2.4 million and $2.8 million, respectively, are reflected in the Consolidated Balance Sheets.  These amounts are amortized over the respective underlying lease terms on a straight-line basis as a reduction of rent expense.

(9)           Shareholders’ Equity

Our authorized capital stock consists of (a) 150,000,000 shares of Class A Common Stock, par value $.01 per share, (b) 600,000 shares of Class B Common Stock, par value $.01 per share, and (c) 1,055,000 shares of Preferred Stock, par value $.01 per share, of which (i) 30,000 shares have been designated Series A Redeemable Convertible Preferred Stock, (ii) 30,000 shares have been designated Series B Redeemable Convertible Preferred Stock, (iii) 155,010 shares have been designated as Series C Junior Participating Preferred Stock, and (iv) the remaining 839,990 shares may be designated by the Board of Directors with such rights and preferences as they determine (all such preferred stock, collectively, the “Preferred Stock”).  Shares of Class B Common Stock are convertible to shares of our Common Stock upon the occurrence of certain events or other specified conditions being met. As of June 30, 2010 and 2009, there were no shares of Preferred Stock or Class B Common Stock issued or outstanding.

Share Repurchase Program

On November 21, 2002, the Company’s Board of Directors approved a share repurchase program authorizing us to repurchase up to 2.0 million shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us.  Subsequent to that date, the Board of Directors increased the then remaining share repurchase authorization on seven separate occasions the last of which was on November 13, 2007.  As of June 30, 2010 we had a remaining Board authorization to repurchase 1.4 million shares.

During the fourth quarter of fiscal 2010, we resumed our stock repurchase activity due to our ability to generate excess cash and the favorable stock price.  Between 2010 and 2008, we repurchased and/or retired the following shares of our common stock:

	2010 (1)	2009	2008 (2)
Common shares repurchased	182,600	—	2,259,631
Cost to repurchase common shares	$2,588,519	—	$69,745,024
Average price per share	$14.18	—	$30.87

(1)          The cost to repurchase shares in fiscal 2010 all had a June 2010 trade date and a July 2010 settlement date.

(2)          During fiscal 2008, we also retired 661,688 shares of common stock tendered upon the exercise of outstanding employee stock options (592,861 to cover share exercise and 68,827 to cover related employee tax withholding liabilities).  The market value when redeemed was $23,033,359; an average per share of $34.81.

For the fiscal years presented above, we funded our purchases of treasury stock with existing cash on hand and cash generated through current period operations. All of our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity.

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

The Rights Plan provides for adjustment to the number of rights which accompanies each share of our common stock (whether then outstanding or thereafter issued) upon the occurrence of various events after July 10, 1996, including stock splits.  We effected a 2-for-1 stock split on September 3, 1997 and a 3-for-2 stock split on May 24, 1999.  Accordingly, at June 30, 2010, each share of our common stock was accompanied by one-third of one right.

(10)         Earnings per Share

The following table sets forth the calculation of weighted average shares for the fiscal years ended June 30 (in thousands):

	2010	2009	2008
Weighted average common shares outstanding for basic calculation	28,982	28,814	29,267
Effect of dilutive stock options and share based awards	—	—	203
Weighted average common shares outstanding adjusted for diluted calculation	28,982	28,814	29,470

Certain restricted stock awards and the potential exercise of certain stock options were excluded from the respective diluted earnings per share calculation because their impact is anti-dilutive.  In 2010, 2009 and 2008, stock options and share based awards of 2,336,984, 2,228,121 and 1,713,323, respectively, have been excluded.

(11)         Share-Based Compensation

For the twelve months ended June 30, 2010, 2009, and 2008, share-based compensation expense totaled $2.3 million, $1.7 million, and $1.3 million respectively.  These amounts have been included in the Consolidated Statements of Operations within selling, general and administrative expenses.  During the twelve months ended June 30, 2010, 2009, and 2008, we recognized related tax benefits associated with our share-based compensation arrangements totaling $0.8 million, $0.6 million and $0.5 million, respectively (before valuation allowances).  Such amounts have been included in the Consolidated Statements of Operations within income tax expense.

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

	2010	2009	2008
Volatility	43.7%	34.4%	35.8%
Risk-free rate of return	3.05%	3.21%	4.51%
Dividend yield	1.67%	5.11%	2.69%
Expected average life	7.8 years	7.4 years	9.3 years

At June 30, 2010, we had 6,487,867 shares of common stock reserved for issuance pursuant to the 1992 Stock Option Plan (the “Plan”).  Following is a description of grants made under the Plan.

Stock Option Awards

The Plan provides for the grant of non-compensatory stock options to eligible employees and non-employee directors.  Stock options granted under the Plan are non-qualified under Section 422 of the Internal Revenue code and allow for the purchase of shares of our common stock.  The maximum number of shares of common stock reserved for issuance under the Plan is 6,487,867 shares. The Plan also provides for the issuance of stock appreciation rights (“SARs”) on issued options, however, no SARs have been issued as of June 30, 2010.  The awarding of such options is determined by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer.  Option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant, vest ratably over a specified service period (4 years for awards to employees; 2 years for awards to independent directors), and have a contractual term of 10 years.

On October 10, 2007, the Company’s Board of Directors and M. Farooq Kathwari, our President and Chief Executive Officer, agreed to the terms of a new employment agreement expiring on June 30, 2012 (“the Employment Agreement”).  Pursuant to the terms of the Employment Agreement, Mr. Kathwari was awarded on October 10, 2007, July 1, 2008, and July 1, 2009, options to purchase 150,000, 90,000 and 60,000 shares respectively, of our common stock.  These options were issued at an exercise price of $34.03, $24.62, and $10.68 per share respectively.  The 2007 grant vested in three installments of 33 1/3% on each June 30 of 2008, 2009, and 2010.  The 2008 grant vested in two installments of 50% on each June 30 of 2009 and 2010.  The 2009 grant vested on June 30, 2010. On November 11, 2008, Mr. Kathwari was awarded options to purchase 50,000 shares of our common stock at an exercise price of $15.93, which vests in four equal installments on the anniversary date of the grant.

In recognition of Mr. Kathwari’s extraordinary efforts during the recent challenging times for our industry, on February 3, 2010 our Compensation Committee awarded Mr. Kathwari options to purchase an additional 50,000 shares of our common stock at an exercise price of $14.86 per share.  The stock options vest in four equal installments on the anniversary date of the grant.  These awards were in addition to those provided for in the Employment Agreement.

On November 12, 2009, the Company awarded options to purchase 83,500 shares of our common stock to a large group of associates at the closing stock price on the grant date of $11.74.  These grants vest in four equal annual installments on the anniversary date of the grant.

All options awarded were issued at the closing stock price on each grant date, and have a contractual term of 10 years. A summary of stock option activity occurring during the fiscal year ended June 30, 2010 is presented below:

Options	Shares	Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding - June 30, 2009	1,986,136	$31.45
Granted	199,500	12.19
Exercised	(37)	17.60
Canceled (forfeited/expired)	(72,315)	26.78
Outstanding - June 30, 2010	2,113,284	29.79	4.6	—
Exercisable — June 30, 2010	1,818,625	$32.08	4.0	—

The weighted average grant-date fair value of options granted during fiscal 2010, 2009, and 2008 was $5.17, $4.58 and $12.06 respectively.  The total intrinsic value of options exercised during 2010, 2009 and 2008 was $0.0 million, $0.0 million, and $5.7 million, respectively. As of June 30, 2010, there was $1.1 million of total unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.9 years.  A summary of the nonvested shares as of June 30, 2010 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Grant Date Fair Value
Nonvested June 30, 2009	318,756	$5.80
Granted	199,500	5.17
Vested	(222,484)	7.21
Canceled (forfeited/expired)	(1,113)	4.32
Nonvested at June 30, 2010	294,659	$4.32

Restricted Stock Awards

In connection with the Employment Agreement, Mr. Kathwari received on November 13, 2007, July 1, 2008, and July 1, 2009, an annual award of 20,000 shares of restricted stock (for a total award of 60,000 shares), with vesting based on the performance of the Company’s stock price during the three year periods subsequent to the award date as compared to the Standard and Poor’s 500 index.  The measurement period for the first tranche ended on June 30, 2010.  The stock performance was partially achieved, and 8,000 shares were awarded.  Mr. Kathwari also received on November 13, 2007, 15,000 shares of restricted stock which vest ratably over a five year period through June 30, 2012.

In recognition of Mr. Kathwari’s extraordinary efforts during the recent challenging times for our industry and in addition to the provisions of the Agreement, on February 3, 2010 our Compensation Committee awarded Mr. Kathwari 15,000 restricted shares.  The restricted shares are service-based and vest in three equal annual installments on each February 3 from 2011 through 2013.

In February 2010, the Company also awarded 33,700 restricted shares to a large group of associates which vest in three equal annual installments each February of 2011 through 2013. All these shares are service-based.

A summary of nonvested restricted share activity occurring during the fiscal year ended June 30, 2009 is presented below.

Restricted Awards	Shares	Weighted Average Grant-Date Fair Value
Nonvested - June 30, 2009	53,000	$18.56
Granted	71,700	12.51
Vested	(15,000)	20.96
Canceled (forfeited/expired)	(12,000)	15.92
Nonvested - June 30, 2010	97,700	$14.07

As of June 30, 2010, there was $1.0 million of total unrecognized compensation cost related to restricted shares granted under the Plan.  That cost is expected to be recognized over a weighted average period of 2.2 years.  The total fair value of restricted shares vested during the fiscal years ending June 30, 2010 and 2009 was $0.4 million and $0.2 million respectively.

Stock Unit Awards

In connection with previous employment agreements, Mr. Kathwari was deemed to have earned 126,000 stock units.  In the event of the termination of his employment, regardless of the reason for termination, Mr. Kathwari will receive shares of common stock equal to the number of stock units earned.

(12)         Income Taxes

Total income taxes were allocated as follows for the fiscal years ended June 30 (in thousands):

	2010	2009	2008
Income (loss) from operations	$25,529	$(28,493)	$34,106
Shareholders’ equity	—	—	(2,093)
Total	$25,529	$(28,493)	$32,013

The income taxes credited to shareholders’ equity relate to the excess tax benefit arising from the exercise of employee stock options.

Income tax expense (benefit) attributable to income from operations consists of the following for the fiscal years ended June 30 (in thousands):

	2010	2009	2008
Current:
Federal	$(11,497)	$2,657	$32,431
State	3,106	975	4,151
Foreign	131	33	(112)
Total current	(8,260)	3,665	36,470
Deferred:
Federal	33,290	(30,200)	(2,172)
State	490	(1,958)	(192)
Foreign	9	—	—
Total deferred	33,789	(32,158)	(2,364)
Income tax expense	$25,529	$(28,493)	$34,106

The following is a reconciliation of expected income tax expense (benefit) (computed by applying the federal statutory income tax rate to income before taxes) to actual income tax expense (benefit) (in thousands):

	2010		2009		2008
Expected income tax expense (benefit)	$(6,575)	35.0%	$(28,413)	35.0%	$32,262	35.0%
State income taxes (benefit), net of federal income tax	(717)	3.8%	(3,237)	4.0%	2,698	2.9%
Valuation allowance	34,139	(181.7)%	2,088	(2.6)%	—	0.0%
Goodwill impairment	—	0.0%	1,402	(1.7)%	—	0.0%
Section 199 Qualified Production Activities deduction	—	0.0%	—	0.0%	(1,100)	(1.2)%
Unrecognized tax benefit	(2,232)	11.9%	47	0.0%	527	0.6%
Other, net	914	(4.9)%	(380)	0.4%	(281)	(0.3)%
Actual income tax expense (benefit)	$25,529	(135.9)%	$(28,493)	35.1%	$34,106	37.0%

The significant components of the deferred tax expense (benefit) are as follows (in thousands):

	2010	2009	2008
Deferred tax expense (benefit):
Commissions	$2,732	$(3,045)	$(426)
Restructuring costs	4,551	(4,469)	(1,238)
Acquired goodwill	475	(16,191)	1,018
Amortization and depreciation	(4,813)	(7,126)	(1,767)
Federal, foreign and state net operating losses	(1,896)	(2,870)	—
Other	(1,399)	(545)	49
Total deferred tax benefit	(350)	(34,246)	(2,364)
Less: Valuation allowance	34,139	2,088	—
Net deferred tax expense (benefit)	$33,789	$(32,158)	$(2,364)

The deferred income tax asset and liability balances at June 30 (in thousands) include:

	2010	2009
Deferred tax assets:
Accounts receivable	$437	$531
Property, plant and equipment	7,204	2,391
Employee compensation accruals	6,377	6,436
Stock based compensation	3,008	2,227
Deferred rent credits	5,444	5,439
Restructuring charges	1,211	5,762
Net operating loss carryforwards	4,766	2,870
Goodwill	8,640	9,603
Other, net	5,100	3,301
Total deferred tax asset	42,187	38,560
Less: Valuation allowance	(36,226)	(2,088)
Net deferred tax assets	5,961	36,472

Deferred tax liabilities:
Inventories	2,824	1,425
Property, plant and equipment	—	—
Intangible assets other than goodwill	14,295	14,783
Commissions	3,085	353
Other accrued liabilities	—	—
Other, net	66	37
Total deferred tax liability	20,270	16,598

Net deferred tax asset (liability)	$(14,309)	$19,874

The deferred income tax balances are classified in the Consolidated Balance Sheets as follows at June 30 (in thousands):

	2010	2009
Current assets	$—	$8,077
Non-current assets	—	11,797
Current liabilities	(5,225)	—
Non-current liabilities	(9,084)	—
Total net deferred tax asset (liability)	$(14,309)	$19,874

Note: Current deferred tax assets and liabilities and non-current deferred tax assets and liabilities have been presented net in the Consolidated Balance Sheets.

We evaluate our deferred taxes to determine if the “more likely than not” standard of evidence has not been met thereby supporting the need for a valuation allowance.

In fiscal 2009, due to significant losses incurred in our retail segment, the uncertain outlook regarding the current economic recession, and the lack of carry-back availability, we established valuation allowances of $2.1 million against all of our state and Canadian deferred tax assets in our retail segment, primarily for net operating losses.

As of June 30, 2010, the Company has a three year cumulative taxable loss.  Due to the economic times and recent losses and after considering both positive and negative evidence, management’s assessment is that the realization of tax assets is not reasonably assured due to a lack of available objective evidence. Accordingly, the Company has recorded a full valuation allowance against remaining deferred tax assets which resulted in a $34.1 million non-cash charge to earnings.

The Company’s deferred income tax assets at June 30, 2010 with respect to the net operating losses expire as follows (in thousands):

	Deferred Income Tax Assets	Net Operating Loss Carryforwards
United States (Federal), expiring 2029	$1,923	$5,408
United States (State), expiring between 2012 and 2039	2,047	43,189
Foreign, expiring between 2029 and 2030	796	2,430

Deferred U.S. federal income taxes are not provided for unremitted foreign earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested.

Uncertain Tax Positions

We recognize interest and penalties related to income tax matters as a component of income tax expense. If the $11.5 million of unrecognized tax benefits and related interest and penalties as of June 30, 2010 were recognized, approximately $8.2 million would be recorded as a benefit to income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits including related interest and penalties as of June 30, 2010 and 2009 is as follows (in thousands):

	2010	2009
Beginning balance	$13,060	$13,633
Additions based on tax positions in the current year	3,247	399
Additions for tax positions in prior years	585	1,264
Reductions for tax positions of prior years due to:
Statute expiration	(5,120)	(895)
Settlements	(296)	(1,341)
Ending balance	$11,476	$13,060

It is reasonably possible that various issues relating to approximately $7.2 million of the total gross unrecognized tax benefits as of June 30, 2010 will be resolved within the next twelve months as exams are completed or statutes expire. If recognized, approximately $5.4 million of unrecognized tax benefits would reduce our tax expense in the period realized. However, actual results could differ from those currently anticipated.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions.  In the normal course of business, the Company is subject to examination by the taxing authorities in such major jurisdictions as Canada, Mexico and the U.S.  As of June 30, 2010 certain subsidiaries of the Company are currently under audit from 2001 through 2009 in the U.S.  While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant.

(13)         Employee Retirement Programs

The Ethan Allen Retirement Savings Plan

The Ethan Allen Retirement Savings Plan (the “Savings Plan”) is a defined contribution plan, which is offered to substantially all of our employees who have completed three consecutive months of service regardless of hours worked. We may, at our discretion, make a matching contribution to the 401(k) portion of the Savings Plan on behalf of each participant.  Total 401(k) Company match expense amounted to $2.3 million in 2010, $1.3 million in 2009, and $3.7 million in 2008.  The contribution was made in shares of the Company’s common stock in 2010 and 2009 and in cash in 2008.

Other Retirement Plans and Benefits

Ethan Allen provides additional benefits to selected members of senior and middle management in the form of previously entered deferred compensation arrangements and a management cash bonus and other incentive programs.  The total cost (credit) of these benefits was $1.2 million, ($0.7) million, and $1.2 million in 2010, 2009 and 2008, respectively.

(14)         Litigation

Environmental Matters

We and our subsidiaries are subject to various environmental laws and regulations. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials.

During fiscal 2009, three locations where we and/or our subsidiaries had been named as a Potentially Responsible Party (“PRP”) were resolved. In each case, we were not a major contributor based on the very small volume of waste generated by us in relation to total volume at those sites and were able to take part in de minimus settlement arrangements.  One additional site in Carroll, New York continued to be evaluated as of June 30, 2010. We believe that we are not a major contributor. Liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended may be joint and several. As such, to the extent certain named PRPs are unable, or unwilling, to accept responsibility and pay their apportioned costs, we could be required to pay in excess of our pro rata share of incurred remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liability.  As of June 30, 2010, we believe that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.  We believe our currently anticipated capital expenditures for environmental control facility matters are not material.

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

Our accumulated other comprehensive income, which is comprised of losses on certain derivative instruments and accumulated foreign currency translation adjustments, totaled $1.2 million at June 30, 2010 and $0.5 million at June 30, 2009.  Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada and Mexico. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

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

A breakdown of wholesale sales by product line for each of the last three fiscal years ended June 30 is provided below:

	2010	2009	2008
Case Goods	40%	41%	43%
Upholstered Products	46	41	40
Home Accessories and Other	14	18	17
	100%	100%	100%

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

	2010	2009	2008
Net Sales:
Wholesale segment	$362,468	$403,378	$616,230
Retail segment	438,539	508,621	724,586
Elimination of inter-company sales	(210,953)	(237,722)	(360,771)
Consolidated Total	$590,054	$674,277	$980,045

Operating Income:
Wholesale segment (1)	$14,201	$6,670	$100,324
Retail segment (2)	(28,764)	(92,100)	(2,800)
Adjustment for inter-company profit (3)	2,828	12,659	(1,524)
Consolidated Total	$(11,735)	$(72,771)	$96,000

Capital Expenditures:
Wholesale segment	$4,553	$3,246	$7,347
Retail segment	5,369	19,291	52,691
Acquisitions (4)	50	1,366	7,168
Consolidated Total	$9,972	$23,903	$67,206

	June 30	June 30	June 30
	2010	2009	2008
Total Assets:
Wholesale segment	$296,363	$276,250	$345,080
Retail segment	360,413	397,877	459,842
Inventory profit elimination (5)	(24,999)	(27,642)	(40,829)
Consolidated Total	$631,777	$646,485	$764,093

(1) Operating income for the wholesale segment for the twelve months ended June 30, 2010 and 2009 includes pre-tax restructuring and impairment charges (credit) of ($0.2) million and $17.4 million, respectively.

(2) Operating income for the retail segment for the twelve months ended June 30, 2010, 2009 and 2008 includes pre-tax restructuring and impairment charges of $2.6 million, $49.6 million and $6.8 million respectively.

(3) The change in wholesale profit contained in Ethan Allen-operated design center inventory at the end of the period.

(4) Acquisitions include the purchase of one retail design center in 2010, four retail design centers in 2009 and five retail design centers and a cut and sew upholstery facility in 2008.  See Note 3.

(5) The wholesale profit contained in Ethan Allen-operated design center inventory that has not yet been realized. These profits are realized when the related inventory is sold.

There are 55 independent retail design centers located outside the United States.  Approximately 4.7% of our net sales are derived from sales to these retail design centers.

(17)         Selected Quarterly Financial Data (Unaudited)

Tabulated below is selected financial data for each quarter of the fiscal years ended June 30, 2010, 2009, and 2008 (in thousands, except per share data):

	Quarter Ended
	September 30	December 31	March 31	June 30
Fiscal 2010:
Net sales	$136,190	$143,302	$147,258	$163,304
Gross profit	58,309	69,024	72,027	80,917
Net income (loss)	(13,579)	(3,338)	(855)	(26,544)
Earnings (loss) per basic share (1)	(0.47)	(0.12)	(0.03)	(0.91)
Earnings (loss) per diluted share (1)	(0.47)	(0.12)	(0.03)	(0.91)
Dividend per common share	0.05	0.05	0.05	0.05

Fiscal 2009:
Net sales	$205,841	$189,558	$140,221	$138,657
Gross profit	111,941	101,801	66,050	67,550
Net income (loss)	7,422	5,488	(48,674)	(16,923)
Earnings (loss) per basic share (1)	0.26	0.19	(1.69)	(0.58)
Earnings (loss) per diluted share (1)	0.26	0.19	(1.69)	(0.58)
Dividend per common share	0.25	0.25	0.10	0.05

Fiscal 2008:
Net sales	$248,727	$259,510	$235,901	$235,907
Gross profit	133,457	139,453	125,187	127,968
Net income	17,504	20,622	8,846	11,100
Earnings per basic share (1)	0.58	0.70	0.31	0.39
Earnings per diluted share (1)	0.57	0.70	0.30	0.39
Dividend per common share	0.22	0.22	0.22	0.22

(1)   The sum of the quarterly earnings per share may not equal the full-year total due to rounding and/or changes in share count.

(18)         Financial Instruments

ASC Topic 820, “Fair value measurements and disclosures” (SFAS No. 157) defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

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

The Company partially adopted ASC Topic 820 on July 1, 2008 due to the fact that a portion of ASC Topic 820 was previously deferred for one year for all nonfinancial assets and nonfinancial liabilities that were not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On July 1, 2009, the Company adopted the deferred portion of ASC Topic 820.  There was no impact on the Company’s financial position or results of operations resulting from the adoption of the deferred portion of ASC Topic 820.  The Company has now fully adopted ASC Topic 820.

The following section describes the valuation methodologies we use to measure different financial assets and liabilities at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Balance
Cash equivalents	$91,170	$—	$—	$91,170

Available-for-sale securities	—	11,075	—	11,075

Total	$91,170	$11,075	$—	$102,245

Cash equivalents consist of money market accounts and mutual funds in U.S. government and agency fixed income securities.  We use quoted prices in active markets for identical assets or liabilities to determine fair value.  At June 30, 2010, $17.3 million of cash equivalents was restricted and is classified as a long-term asset.

Available-for-sale securities consist of U.S. municipal bonds with maturities of less than two years.

As of June 30, 2010, additional information on available-for-sale securities balances are provided in the following table (in thousands).  There were no available-for-sale securities at June 30, 2009.

Cost	Gross Unrealized		Market
Basis	Gains	Losses	Value
$10,976	$17	$7	$10,986

As of June 30, 2010, the contractual maturities of our available-for-sale investments were as follows:

	Cost	Estimated Fair Value
Due in one year or less	$2,932	$2,933
Due after one year through five years	$8,044	$8,053

Proceeds from sales of investments available for sale during fiscal 2010 were $0.2 million, resulting in no gain or loss.  There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including our cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired.

During the year ended June 30, 2010, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.  During the third quarter of fiscal, 2009, we determined that the goodwill for the Retail segment was impaired, and a goodwill impairment charge of $48.4 million was recorded (also see note 6).

(19)         Restricted Cash and Investments

During fiscal 2010, we transferred $17.3 million of cash into two restricted accounts.  We transferred $11.3 million as collateral for our workmen’s compensation and other insurance liabilities, previously secured by a letter of credit.  We also transferred $6.0 million into a separate restricted account as collateral for the issuer of our private label credits to ensure funding for delivery of products sold.  These restricted funds, which can be invested by us in money market mutual funds, and U.S. Treasuries and U.S. Government agency fixed income instruments with maturities of two years or less, cannot be withdrawn from our account without the prior written consent of the secured parties.  These restricted funds are classified as long-term assets because they are not expected to be used within one year to fund operations.

(20)         Subsequent Events

In July 2010, a jury entered an award of $1.5 million against the Company related to an ongoing litigation with a former independent retailer. The Company believes that the jury’s verdict is not supported by the evidence in the record and is reviewing its options. The Company believes it is adequately reserved for this matter.

In August 2010, the Company resolved the remaining environmental case in Carroll, New York in which it had been named as a potentially responsible party. The Company believes it is adequately reserved for this matter.

(21)         Financial Information About the Parent, the Issuer and the Guarantors

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

The following tables set forth the condensed consolidating balance sheets as of June 30, 2010 and June 30, 2009, the condensed consolidating statements of operations for the twelve months ended June 30, 2010, 2009 and 2008, and the condensed consolidating statements of cash flows for the twelve months ended June 30, 2010, 2009 and 2008 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

CONDENSED CONSOLIDATING BALANCE SHEET

(in thousands)

June 30, 2010

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$67,269	$5,720	$863	$—	$73,852
Marketable securities	—	11,075	—	—	—	11,075
Accounts receivable, net	—	16,385	274	446	—	17,105
Inventories	—	—	154,621	4,418	(24,999)	134,040
Prepaid expenses and other current assets	—	11,018	12,011	591	—	23,620
Intercompany receivables	—	756,998	233,887	(4,815)	(986,070)	0
Total current assets	—	862,745	406,513	1,503	(1,011,069)	259,692

Property, plant and equipment, net	—	9,659	289,031	7,057	—	305,747
Goodwill and other intangible assets	—	37,905	7,223	—	—	45,128
Restricted cash and investments	—	17,318	—	—	—	17,318
Other assets	—	3,179	709	4	—	3,892
Investment in affiliated companies	571,323	(69,963)	—	—	(501,360)	—
Total assets	571,323	860,843	703,476	8,564	(1,512,429)	631,777
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	—	—	3,898	—	—	3,898
Customer deposits	—	—	49,990	2,615	—	52,605
Accounts payable	2,589	7,059	14,117	187	—	23,952
Accrued expenses and other current liabilities	1,559	44,642	18,540	546	—	65,287
Intercompany payables	308,716	597	672,644	4,113	(986,070)	—
Total current liabilities	312,864	52,298	759,189	7,461	(986,070)	145,742

Long-term debt	—	199,158	211	—	—	199,369
Other long-term liabilities	—	4,912	14,084	127	—	19,123
Deferred income taxes	—	9,084	—	—	—	9,084
Total liabilities	312,864	265,452	773,484	7,588	(986,070)	373,318
Shareholders’ equity	258,459	595,391	(70,008)	976	(526,359)	258,459
Total liabilities and shareholders’ equity	$571,323	$860,843	$703,476	$8,564	$(1,512,429)	$631,777

CONDENSED CONSOLIDATING BALANCE SHEET

(in thousands)

June 30, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$47,712	$3,592	$1,656	$—	$52,960
Accounts receivable, net	—	12,049	783	254	—	13,086
Inventories	—	—	179,705	4,456	(27,642)	156,519
Prepaid expenses and other current assets	—	20,509	8,084	544	—	29,137
Intercompany receivables	—	782,736	227,453	(3,010)	(1,007,179)	0
Total current assets	—	863,006	419,617	3,900	(1,034,821)	251,702

Property, plant and equipment, net	—	11,748	317,144	4,707	—	333,599
Goodwill and other intangible assets	—	37,905	7,223	—	—	45,128
Other assets	—	15,323	727	6	—	16,056
Investment in affiliated companies	612,392	(20,616)	—	—	(591,776)	—
Total assets	612,392	907,366	744,711	8,613	(1,626,597)	646,485

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	—	—	42	—	—	42
Customer deposits	—	—	30,412	1,279	—	31,691
Accounts payable	—	8,851	13,106	242	—	22,199
Accrued expenses and other current liabilities	1,552	41,004	15,707	268	—	58,531
Intercompany payables	304,917	8,123	687,826	6,313	(1,007,179)	—
Total current liabilities	306,469	57,978	747,093	8,102	(1,007,179)	112,463

Long-term debt	—	198,998	4,108	—	—	203,106
Other long-term liabilities	—	10,565	14,290	138	—	24,993
Deferred income taxes	—	—	—	—	—	—
Total liabilities	306,469	267,541	765,491	8,240	(1,007,179)	340,562

Shareholders’ equity	305,923	639,825	(20,780)	373	(619,418)	305,923
Total liabilities and shareholders’ equity	$612,392	$907,366	$744,711	$8,613	$(1,626,597)	$646,485

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(in thousands)

Year Ended June 30, 2010

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$363,038	$603,191	$22,463	$(398,638)	$590,054
Cost of sales	—	286,185	412,992	11,939	(401,339)	309,777
Gross profit	—	76,853	190,199	10,524	2,701	280,277

Selling, general and administrative expenses	195	41,930	236,791	10,659	—	289,575
Restructuring and impairment charges	—	—	2,437	—	—	2,437
Total operating expenses	195	41,930	239,228	10,659	—	292,012
Operating income (loss)	(195)	34,923	(49,029)	(135)	2,701	(11,735)

Interest and other miscellaneous income (expense), net	(44,121)	(44,539)	106	16	93,410	4,872
Interest and other related financing costs	—	11,619	305	—	—	11,924
Income (loss) before income tax expense	(44,316)	(21,235)	(49,228)	(119)	96,111	(18,787)
Income tax expense (benefit)	—	25,529	—	—	—	25,529
Net income/(loss)	$(44,316)	$(46,764)	$(49,228)	$(119)	$96,111	$(44,316)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(in thousands)

Year Ended June 30, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$404,543	$676,740	$21,042	$(428,048)	$674,277
Cost of sales	—	302,359	453,868	12,007	(441,299)	326,935
Gross profit	—	102,184	222,872	9,035	13,251	347,342

Selling, general and administrative expenses	165	49,191	293,296	10,460	—	353,112
Restructuring and impairment charges	—	—	67,001	—	—	67,001
Total operating expenses	165	49,191	360,297	10,460	—	420,113
Operating income (loss)	(165)	52,993	(137,425)	(1,425)	13,251	(72,771)

Interest and other miscellaneous income (expense), net	(52,522)	(135,736)	43	83	191,487	3,355
Interest and other related financing costs	—	11,459	305	—	—	11,764
Income (loss) before income tax expense	(52,687)	(94,202)	(137,687)	(1,342)	204,738	(81,180)
Income tax expense (benefit)	—	(28,493)	—	—	—	(28,493)
Net income/(loss)	$(52,687)	$(65,709)	$(137,687)	$(1,342)	$204,738	$(52,687)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(in thousands)

Year Ended June 30, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$617,547	$982,404	$27,192	$(647,098)	$980,045
Cost of sales	—	436,642	648,437	14,279	(645,378)	453,980
Gross profit	—	180,905	333,967	12,913	(1,720)	526,065

Selling, general and administrative expenses	166	50,555	359,719	12,789	—	423,229
Restructuring and impairment charges	—	—	6,836	—	—	6,836
Total operating expenses	166	50,555	366,555	12,789	—	430,065
Operating income (loss)	(166)	130,350	(32,588)	124	(1,720)	96,000

Interest and other miscellaneous income (expense), net	58,238	(24,901)	603	121	(26,170)	7,891
Interest and other related financing costs	—	11,408	305	—	—	11,713
Income (loss) before income tax expense	58,072	94,041	(32,290)	245	(27,890)	92,178
Income tax expense (benefit)	—	33,995	111	—	—	34,106
Net income/(loss)	$58,072	$60,046	$(32,401)	$245	$(27,890)	$58,072

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(in thousands)

Year Ended June 30, 2010

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$5,800	$48,466	$(4,272)	$1,337	$—	$51,331

Cash flows from investing activities:
Capital expenditures	—	(393)	(6,706)	(2,823)	—	(9,922)
Acquisitions	—	—	(50)	—	—	(50)
Proceeds from the disposal of property, plant and equipment	—	—	13,198	—	—	13,198
Increase in restricted cash and investments	—	(17,318)	—	—	—	(17,318)
Purchases of marketable securities	—	(11,364)	—	—	—	(11,364)
Sales of marketable securities	—	200	—	—	—	200
Other	—	165	—	—	—	165
Net cash used in investing activities	—	(28,710)	6,442	(2,823)	—	(25,091)

Cash flows from financing activities:
Payments on long-term debt	—	—	(42)	—	—	(42)
Purchases and other retirements of company stock	—	—	—	—	—	—
Proceeds from issuance of common stock	1	—	—	—	—	1
(Increase) decrease in deferred financing costs	—	(199)	—	—	—	(199)
Dividends paid	(5,801)	—	—	—	—	(5,801)
Net cash provided by (used in) financing activities	(5,800)	(199)	(42)	—	—	(6,041)
Effect of exchange rate changes on cash	—	—	—	693	—	693

Net increase (decrease) in cash and cash equivalents	—	19,557	2,128	(793)	—	20,892

Cash and cash equivalents — beginning of period	—	47,712	3,592	1,656	—	52,960

Cash and cash equivalents — end of period	$—	$67,269	$5,720	$863	$—	$73,852

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(in thousands)

Year Ended June 30, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$23,615	$(20,986)	$18,710	$594	$—	$21,933

Cash flows from investing activities:
Capital expenditures	—	(1,337)	(21,097)	(103)	—	(22,537)
Acquisitions	—	—	(1,366)	—	—	(1,366)
Proceeds from the disposal of property, plant and equipment	—	88	6,296	—	—	6,384
Other	—	210	(217)	—	—	(7)
Net cash used in investing activities	—	(1,039)	(16,384)	(103)	—	(17,526)

Cash flows from financing activities:
Payments on long-term debt	—	—	(41)	—	—	(41)
Purchases and other retirements of company stock	—	—	—	—	—	—
Proceeds from issuance of common stock	2	—	—	—	—	2
(Increase) decrease in deferred financing costs	—	(1,380)	—	—	—	(1,380)
Dividends paid	(23,617)	—	—	—	—	(23,617)
Net cash provided by (used in) financing activities	(23,615)	(1,380)	(41)	—	—	(25,036)
Effect of exchange rate changes on cash	—	—	—	(787)	—	(787)

Net increase (decrease) in cash and cash equivalents	—	(23,405)	2,285	(296)	—	(21,416)

Cash and cash equivalents — beginning of period	—	71,117	1,307	1,952	—	74,376

Cash and cash equivalents — end of period	$—	$47,712	$3,592	$1,656	$—	$52,960

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(in thousands)

Year Ended June 30, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$100,598	$(68,050)	$52,512	$1,077	$—	$86,137

Cash flows from investing activities:
Capital expenditures	—	(5,217)	(54,784)	(37)	—	(60,038)
Acquisitions	—	—	(7,777)	—	—	(7,777)
Proceeds from the disposal of property, plant and equipment	—	—	6,943	—	—	6,943
Other	—	38	(500)	—	—	(462)
Net cash used in investing activities	—	(5,179)	(56,118)	(37)	—	(61,334)

Cash flows from financing activities:
Payments on long-term debt	—	—	(40)	—	—	(40)
Purchases and other retirements of company stock	(75,577)	—	—	—	—	(75,577)
Proceeds from issuance of common stock	474	—	—	—	—	474
Excess tax benefits from share-based payment arrangements	—	2,093	—	—	—	2,093
Dividends paid	(25,495)	—	—	—	—	(25,495)
Net cash provided by (used in) financing activities	(100,598)	2,093	(40)	—	—	(98,545)
Effect of exchange rate changes on cash	—	—	—	239	—	239

Net increase (decrease) in cash and cash equivalents	—	(71,136)	(3,646)	1,279	—	(73,503)

Cash and cash equivalents — beginning of period	—	142,253	4,953	673	—	147,879

Cash and cash equivalents — end of period	$—	$71,117	$1,307	$1,952	$—	$74,376

(22)         VALUATION AND QUALIFYING ACCOUNTS

The following table provides information regarding the Company’s sales discounts, sales returns and allowance for doubtful accounts, and inventory valuation allowances (in thousands):

	Balance at Beginning of Period	Additions (Reductions) Charged to Income	Adjustments and/or Deductions	Balance at End of Period
Accounts Receivable:
Sales discounts, sales returns and allowance for doubtful accounts:

June 30, 2010	$1,362	$(202)	$—	$1,160
June 30, 2009	$2,535	$(773)	$(400)	$1,362
June 30, 2008	$2,042	$493	$—	$2,535

Inventory:
Inventory valuation allowance:

June 30, 2010	$2,204	$400	$(532)	$2,072
June 30, 2009	$2,260	$—	$(56)	$2,204
June 30, 2008	$2,930	$—	$(670)	$2,260

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No changes in, or disagreements with, accountants as a result of accounting or financial disclosure matters, occurred during fiscal years 2010, 2009 or 2008.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer (“CEO”) and the Vice President-Finance (“VPF”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and VPF, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the CEO and VPF, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2010.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2010, as stated in their report included under Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 will appear in the Ethan Allen Interiors Inc. proxy statement for the Annual Meeting of Shareholders scheduled to be held on November 16, 2010 (the “Proxy Statement”).  The Proxy Statement, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in this Annual Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934).  In addition, the information set forth below is provided as required by Item 10 and the listing standards of the New York Stock Exchange (“NYSE”).

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

John P. Birkelund

Clinton A. Clark

Kristen Gamble

All persons identified as audit committee financial experts are independent from management as defined by Item 7(d)(3), of Schedule 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans at June 30, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	2,336,984	$26.94	814.217
Equity compensation plans not approved by security holders (2)	—	—	—
Total	2,336,984	$26.94	814.217

(1)          Amount includes stock options outstanding under our 1992 Stock Option Plan (the “Plan”) as well as nonvested shares of restricted stock and vested Stock Units which have been provided for under the provisions of the Plan.  See Note 11 to our Consolidated Financial Statements included under Item 8 of this Annual Report.

(2)          As of June 30, 2010, we do not maintain any equity compensation plans which have not been approved by our shareholders.

NYSE Certification

Mr. Kathwari, Chief Executive Officer and President, has certified to the NYSE, pursuant to Section 303A.12 of the NYSE’s Listing Company Manual, that he is unaware of any violation by the Company of the NYSE’s corporate governance listing standards.

PART IV

Item 15. Exhibits and Financial Statement Schedules

I.                                         Listing of Documents

(1)                                  Financial Statements. Our Consolidated Financial Statements, included under Item 8 hereof, as required at June 30, 2010 and 2009, and for the years ended June 30, 2010, 2009 and 2008 consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity

Notes to Consolidated Financial Statements

(2)                                  Financial Statement Schedule. The schedules listed in Reg. 210.5-04 have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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

Second Amended and Restated Private Label Consumer Credit Card Program Agreement, dated as of July 23, 2007, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc. and GE Money Bank (incorporated by reference to Exhibit 10(e)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 5, 2007)(confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10(e)-1

First Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement, dated as of July 25, 2008, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc. and GE Money Bank (incorporated by reference as Exhibit 10(e)-1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 10, 2010)

10(e)-2

Second Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement, dated as of February 16, 2010, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc. and GE Money Bank (incorporated by reference as Exhibit 10(e)-2 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 10, 2010) (confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC).

10(e)-3

Third Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement, dated as of June 30, 2010, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc. and GE Money Bank (incorporated by reference to Exhibit 10(e)-3 to the Annual Report on Form 10-K of the Company filed with the SEC on August 19, 2010) (Confidential treatment under Rule 24b-2 requested as to certain portions which are omitted and filed separately with the SEC).

10 (f)

Employment Agreement, dated As of November 13, 2007, between Mr. Kathwari and Ethan Allen Interiors Inc. (incorporated by reference to Exhibit 10(h) to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2007

10 (g)-1

Credit Agreement, dated as of July 21, 2005, by and among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., the J.P. Morgan Chase Bank, N.A., Citizens Bank of Massachusetts, Wachovia Bank, N.A. and certain other lenders (incorporated by reference to Exhibit 10 (g) to Amendment No. 4 to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on March 9, 2006) (confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

10. (g)-2

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

	12. (a)	Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12.(a) to the Annual Report on Form 10-K of the Company filed with the SEC on August 19, 2010)
	21	List of wholly-owned subsidiaries of the Company (Incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K of the Company filed with the SEC on August 19, 2010)
*	23	Consent of KPMG LLP
*	31.1	Rule 13a-14(a) Certification of Principal Executive Officer
*	31.2	Rule 13a-14(a) Certification of Principal Financial Officer
*	32.1	Section 1350 Certification of Principal Executive Officer
*	32.2	Section 1350 Certification of Principal Financial Officer

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

/s/ M. Farooq Kathwari	Chairman, President and
(M. Farooq Kathwari)	Chief Executive Officer
(Principal Executive Officer)

/s/ David R. Callen	Vice President, Finance and Treasurer
(David R. Callen)	(Principal Financial Officer and
Principal Accounting Officer)

/s/ John P. Birkelund	Director
(John P. Birkelund)

/s/ Clinton A. Clark	Director
(Clinton A. Clark)

/s/ Kristin Gamble	Director
(Kristin Gamble)

/s/ Edward H. Meyer	Director
(Edward H. Meyer)

/s/Dr. James W. Schmotter	Director
(Dr. James W. Schmotter)

/s/ Frank G. Wisner	Director
(Frank G. Wisner)

Date: August 19, 2010