Form 10-Q
period 2010-09-30
ETHAN ALLEN INTERIORS INC
filed 2010-11-03
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

At October 29, 2010, there were 28,728,575 shares of Class A Common Stock, par value $.01, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2010	June 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,728	$73,852
Marketable securities (note 5)	11,671	11,075
Accounts receivable, less allowance for doubtful accounts of $1,158 at September 30, 2010 and $1,160 at June 30, 2010	16,484	17,105
Inventories (note 6)	138,518	134,040
Prepaid expenses and other current assets	26,565	23,620
Total current assets	255,966	259,692

Property, plant and equipment, net	302,095	305,747
Goodwill and other intangible assets (notes 8 and 9)	45,128	45,128
Restricted cash and investments (note 4)	16,329	17,318
Other assets	3,495	3,892
Total assets	$623,013	$631,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (note 10)	$3,899	$3,898
Customer deposits	51,111	52,605
Accounts payable	20,422	23,952
Accrued compensation and benefits	24,678	28,353
Accrued expenses and other current liabilities (note 7)	40,377	36,934
Total current liabilities	140,487	145,742

Long-term debt (note 10)	197,042	199,369
Other long-term liabilities	18,060	19,123
Deferred income taxes	8,956	9,084
Total liabilities	364,545	373,318

Shareholders’ equity:
Class A common stock, par value $.01, 150,000,000 shares authorized; 48,347,607 shares issued at September 30, 2010 and 48,346,607 shares issued at June 30, 2010	483	483
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at September 30, 2010 and June 30, 2010	—	—
Preferred stock, par value $.01, 1,055,000 shares authorized; no shares issued and outstanding at September 30, 2010 and June 30, 2010	—	—
Additional paid-in capital	358,953	358,722
	359,436	359,205
Less: Treasury stock (at cost), 19,619,032 shares at September 30, 2010 and 19,414,746 shares at June 30, 2010	(584,119)	(581,331)
Retained earnings	481,723	479,341
Accumulated other comprehensive income (note 14)	1,428	1,244
Total shareholders’ equity	258,468	258,459
Total liabilities and shareholders’ equity	$623,013	$631,777

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended September 30,
	2010	2009
Net sales	$164,841	$136,190
Cost of sales	82,460	77,881
Gross profit	82,381	58,309

Operating expenses:
Selling	39,327	35,934
General and administrative	37,443	37,651
Restructuring and impairment charge , net (note 7)	225	812
Total operating expenses	76,995	74,397

Operating income (loss)	5,386	(16,088)
Interest and other miscellaneous income, net	3,157	797
Interest and other related financing costs (note 10)	2,974	2,981

Income (loss) before income taxes	5,569	(18,272)

Income tax expense (benefit) (note 3)	1,756	(4,693)

Net income (loss)	$3,813	$(13,579)

Per share data (note 13):
Basic earnings per common share:
Net income (loss) per basic share	$0.13	$(0.47)
Basic weighted average common shares	28,779	28,926
Diluted earnings per common share:
Net income (loss) per diluted share	$0.13	$(0.47)
Diluted weighted average common shares	28,950	28,926

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	September 30,
	2010	2009
Operating activities:
Net income (loss)	$3,813	$(13,579)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,607	12,697
Compensation expense related to share-based awards	231	523
Provision (benefit) for deferred income taxes	(6)	(5,197)
Restructuring and impairment charge (benefit), net	—	266
Loss (gain) on disposal of property, plant and equipment	56	(470)
Other	(93)	55
Change in assets and liabilities, net of the effects of acquired businesses:
Accounts receivable	621	33
Inventories	(4,478)	9,858
Prepaid and other current assets	(3,001)	6,427
Other assets	227	186
Customer deposits	(1,494)	7,194
Accounts payable	(941)	(1,122)
Accrued expenses and other current liabilities	(360)	(332)
Other long-term liabilities	(1,063)	456
Net cash provided by (used in) operating activities	(881)	16,995

Investing activities:
Proceeds from the disposal of property, plant & equipment	57	5,935
Capital expenditures	(1,504)	(2,488)
Decrease in restricted cash and investments	989	—
Purchases of marketable securities	(613)	—
Other	18	6
Net cash provided by (used in) investing activities	(1,053)	3,453

Financing activities:
Payments on long-term debt	(2,296)	(10)
Purchase and retirements of company stock	(5,377)	—
Payment of deferred financing costs	—	(22)
Payment of cash dividends	(1,438)	(1,448)
Net cash used in financing activities	(9,111)	(1,480)
Effect of exchange rate changes on cash	(79)	524
Net increase (decrease) in cash & cash equivalents	(11,124)	19,492
Cash & cash equivalents - beginning of period	73,852	52,960
Cash & cash equivalents - end of period	$62,728	$72,452

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three  months ended September 30, 2010

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at June 30, 2010	$483	$358,722	$(581,331)	$1,244	$479,341	$258,459

Share-based compensation expense (note 12)	—	231	—	—	—	231

Purchase/retirement of 204,286 shares of company stock	—	—	(2,788)	—	—	(2,788)

Dividends declared on common stock	—	—	—	—	(1,431)	(1,431)

Other comprehensive income (note 14):
Currency translation adjustments	—	—	—	153	—	153
Unrealized gain (loss) on investments	—	—	—	17	—	17
Loss on derivatives, net of tax and other	—	—	—	14	—	14
Net income (loss)	—	—	—	—	3,813	3,813
Total comprehensive income (loss)						3,997

Balance at September 30, 2010	$483	$358,953	$(584,119)	$1,428	$481,723	$258,468

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

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accountings Standards Board (“FASB”) released additional guidance on Accounting Standards Codification Topic (“ASC”) 810, “Consolidation” which revised previous guidance applicable to variable interest entities (“VIEs”). ASC 810 requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, as opposed to reconsideration only when specific events occurred, as under former rules. The new guidance also replaced the quantitative approach previously required for determining the primary beneficiary of a VIE with a qualitative approach, and changes some disclosure requirements. We have adopted these provisions effective July 1, 2010, and there was no significant impact on our financial statements and results of operations.

(2)      Interim Financial Presentation

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2010. Certain prior period amounts have been reclassified in order for them to conform to the current year’s presentation.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Company’s consolidated effective tax rate was 31.5% and 25.7% for the three months ended September 30, 2010 and 2009 respectively. In the current quarter, the effective tax rate is related to the tax expense on the current quarter’s net income increased by current quarter interest expense on uncertain tax positions and partially offset by a reduction in valuation allowance driven primarily by utilization of certain deferred tax assets.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by the taxing authorities in such major jurisdictions as Canada, Mexico and the U.S. As of September 30, 2010, certain subsidiaries of the Company are currently under audit from 2001 through 2007 in the U.S. It is reasonably possible that some of these audits may be completed during the next twelve months.   It is reasonable to expect that various issues relating to uncertain tax benefits will be resolved within the next twelve months as exams are completed or as statutes expire and will impact the effective tax rate.

A full valuation allowance was established as of June 30, 2010 since the Company had a three year cumulative loss. As of September 30, 2010, the Company remains in a three year cumulative loss and the full valuation allowance remains in place. Due to the economic times and recent losses and after considering both positive and negative evidence, management’s assessment is that realization of tax assets is not reasonably assured due to a lack of available objective evidence. Management will continue to assess the realizability of the tax assets based on actual and forecasted operating results on a quarterly basis.

(4)      Restricted Cash and Investments

During fiscal 2010, we transferred $11.3 million as collateral for our workmen’s compensation and other insurance liabilities previously secured by letters of credit, and $6.0 million as collateral for our private label credit card issuer to ensure funding for delivery of products sold, into two restricted investment accounts.  During the current quarter, $1.0 million of the collateral for workmen’s compensation liabilities was released by our insurance carrier due to a reduction in projected reserves.  Both restricted investment accounts, which can be invested by us in money market mutual funds, and U.S. Treasuries and U.S. Government agency fixed income instruments with maturities of two years or less, cannot be withdrawn without the prior written consent of the secured party.  These restricted investments are classified as long-term assets because they are not expected to be used within one year to fund operations.  The balance is carried at cost, which approximates market value.  See also Note 15, “Financial Instruments”.

(5)      Marketable Securities

At September 30, 2010, the Company held $11.7 million of marketable securities consisting of $5.0 million in U.S. municipal bonds with maturities of less than one year and $6.7 million in U.S. municipal bonds with maturities of one year or greater but less than two years.  There are no material unrealized gains or losses recorded in other comprehensive income.  There have been no realized gains or losses for the quarter ended September 30, 2010.  We do not believe there are any impairments considered to be other than temporary at September 30, 2010.  Also see Note 4, “Restricted Cash and Investments” and Note 15, “Financial Instruments”.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6)      Inventories

Inventories at September 30, 2010 and June 30, 2010 are summarized as follows (in thousands):

	September 30, 2010	June 30, 2010

Finished goods	$108,290	$104,782
Work in process	8,099	8,421
Raw materials	22,129	20,837
	$138,518	$134,040

Inventories are presented net of a related valuation allowance of $1.6 million at September 30, 2010 and $2.1 million at June 30, 2010.

(7)      Restructuring and Impairment Charges

In recent years, we have announced and executed plans to consolidate our operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage. Activity in the Company’s restructuring reserves for actions initiated in fiscal years 2008 and 2009 is combined in the summarized table below (in thousands) and is classified within accrued expenses and other current liabilities in the Consolidated Balance Sheets:

	Balance June 30, 2010	New charges (credits)	Utilized	Adjustments	Balance September 30, 2010
Employee severance, other payroll and benefit costs	$290	$—	$(294)	$4	$—
Other property exit costs	2,800	—	(613)	221	2,408
Write down of long-lived assets	—	—	—	—	—
	$3,090	$—	$(907)	$225	$2,408

In fiscal 2009, the Company announced the consolidation of its domestic case goods and upholstery manufacturing capacity along with its logistics operations in both wholesale and retail.  The total pre-tax restructuring, impairment, accelerated depreciation and other related charges for these fiscal 2009 actions was $29 million ($23 million in the wholesale segment and $6 million in the retail segment). The charges arose from (i) a $17 million impact on long-lived assets, (ii) $8 million in employee severance, compensation, and benefit costs, and (iii) $4 million in other associated costs.  Current fiscal year charges for these actions totaled $0.2 million primarily due to adjustments on non-cancellable leases.  In fiscal 2008, we announced a plan to consolidate ten retail design centers and six retail service centers.  Cumulative charges to date for the fiscal 2008 actions total $5.7 million, and there were no charges incurred for these actions in the current fiscal year.  Although the restructuring actions announced in fiscal years 2009 and 2008 are now complete, there is a remaining liability at September 30, 2010 for non-cancellable lease obligations with expirations of less than one year up to 23 years.

All charges for the restructuring activities above are included as restructuring and impairment charges in the Statement of Operations.

(8)      Business Acquisitions

There were no acquisitions completed during the three months ended September 30, 2010 or 2009.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9)      Goodwill, Other Intangible Assets and Goodwill Impairment

There were no changes to our goodwill, other intangible assets or goodwill impairment during the three months ended September 30, 2010.

(10)   Borrowings

Total debt obligations at September 30, 2010 and June 30, 2010 consist of the following (in thousands):

	September 30,	June 30,
	2010	2010
5.375% Senior Notes due 2015	$196,842	$199,158
Industrial revenue bonds	3,855	3,855
Other debt	244	254
Total debt	200,941	203,267
Less current maturities	3,899	3,898
Total long-term debt	$197,042	$199,369

In September 2005, we completed a private offering of $200.0 million in ten-year senior unsecured notes due 2015 (the “Senior Notes”). The Senior Notes were offered by Global and have an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1 of each year.  We have used the net proceeds of $198.4 million to expand our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes.  In September 2010, the Company repurchased $2.4 million of the Senior Notes in three unsolicited open market transactions.

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

The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends); sell certain assets; and make investments.

At September 30, 2010, we had no revolving loans, and $1.0 million in standby letters of credit outstanding under the Facility. Remaining availability under the revolver totaled $59.0 million subject to limitations set forth in the agreement noted above. We are in compliance with the terms and conditions of the agreement and as a result, the coverage charge ratio, or other restricted payment limitations did not apply.

As of September 30, 2010, we are in compliance with all covenants of the Facility and our Senior Notes.

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

During fiscal 2009, three locations where we and/or our subsidiaries had been named as a Potentially Responsible Party (“PRP”) were resolved. In each case, we were not a major contributor based on the very small volume of waste generated by us in relation to total volume at those sites and were able to take part in de minimus settlement arrangements.  One additional site in Carroll, New York continued to be evaluated as of September 30, 2010. We believe that we are not a major contributor. Liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended may be joint and several. As such, to the extent certain named PRPs are unable, or unwilling, to accept responsibility and pay their apportioned costs, we could be required to pay in excess of our pro rata share of incurred remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liability.  As of September 30, 2010, we believe that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.  We believe our currently anticipated capital expenditures for environmental control facility matters are not material.

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

(12)    Share-Based Compensation

On October 10, 2007, the Company’s Board of Directors and M. Farooq Kathwari, our President and Chief Executive Officer, agreed to the terms of a new employment agreement expiring on June 30, 2012 (“the Employment Agreement”).  Pursuant to the terms of the Employment Agreement, Mr. Kathwari was awarded on October 10, 2007, July 1, 2008, and July 1, 2009, options to purchase 150,000, 90,000 and 60,000 shares respectively, of our common stock.  These options were issued at an exercise price of $34.03, $24.62, and $10.68 per share respectively.  The 2007 grant vested in three equal installments on each June 30 of 2008, 2009, and 2010.  The 2008 grant vested in two equal installments on June 30, 2009 and June 30, 2010 respectively.  The 2009 grant vested on June 30, 2010. On November 11, 2008, Mr. Kathwari was awarded options to purchase 50,000 shares of our common stock at an exercise price of $15.93, which vests in four equal installments on the anniversary date of the grant.  In addition, in

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

recognition of Mr. Kathwari’s extraordinary efforts during the recent challenging times for our industry, on February 3, 2010 our Compensation Committee awarded Mr. Kathwari options to purchase an additional 50,000 shares of our common stock at an exercise price of $14.86 per share.  These stock options vest in four equal installments on the anniversary date of the grant.  These awards were in addition to those provided for in the Employment Agreement.  All options awarded were issued at the closing stock price on each grant date, and have a contractual term of 10 years.

In connection with the Employment Agreement, Mr. Kathwari received on each of November 13, 2007, July 1, 2008, and  July 1, 2009, an annual award of 20,000 shares of restricted stock (for a total award of 60,000 shares), with vesting based on the performance of the Company’s stock price during the three year periods subsequent to the respective award date as compared to the Standard and Poor’s 500 index.  The measurement period for the first tranche ended on June 30, 2010.  The stock performance was partially achieved, and 8,000 shares vested with the balance of 12,000 shares forfeited.  Mr. Kathwari also received on November 13, 2007, 15,000 shares of restricted stock which vest ratably over a five year period through June 30, 2012.  In recognition of Mr. Kathwari’s extraordinary efforts during the recent challenging times for our industry and in addition to the provisions of the Employment Agreement, on February 3, 2010 our Compensation Committee awarded Mr. Kathwari 15,000 restricted shares.   The restricted shares are service-based and vest in three equal annual installments on the anniversary of the grant date.  Mr. Kathwari was also awarded due to his extraordinary efforts 11,000 service-based restricted shares on July 20, 2010, which vest in two equal annual installments on the grant date anniversary.  These awards were in addition to those provided for in the Employment Agreement.

(13)    Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Weighted average common shares outstanding for basic calculation	28,779	28,926
Effect of dilutive stock options and other share-based awards	171	—
Weighted average common shares outstanding adjusted for dilution calculation	28,950	28,926

As of September 30, 2010 and 2009, stock options to purchase 2,060,628 and 2,251,389 common shares, respectively, were excluded from the respective diluted earnings per share calculation because their impact was anti-dilutive.

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

Our accumulated other comprehensive income, comprised of losses on certain derivative instruments and accumulated foreign currency translation adjustments, totaled $1.4 million at September 30, 2010 and $1.2 million at

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2010.  Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada and Mexico. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

(15)    Financial Instruments

ASC 820, “Fair value measurements and disclosures” defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk. ASC 820 defines a hierarchy which prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1	Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2

Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3

Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The following section describes the valuation methodologies we use to measure different financial assets and liabilities at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Balance
Cash equivalents	$79,057	$—	$—	$79,057
Available-for-sale securities	—	11,671	—	11,671
Total	$79,057	$11,671	$—	$90,728

Cash equivalents consist of money market accounts and mutual funds in U.S. government and agency fixed income securities.  We use quoted prices in active markets for identical assets or liabilities to determine fair value.  At September 30, 2010, $16.3 million of cash equivalents was restricted and is classified as a long-term asset.

Available-for-sale securities consist of U.S. municipal bonds with maturities of less than two years.  We obtain fair value from our investment advisors, based upon quoted prices for similar instruments in active markets.  As of September 30, 2010 there were no material gross unrealized gains or losses on available-for-sale securities.

As of September 30, 2010, the contractual maturities of our available-for-sale investments were as follows:

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	Cost	Estimated Fair Value
Due in one year or less	$4,905	$4,910
Due after one year through five years	$6,597	$6,618

No investments have been in a continuous loss position for more than one year, and no other-than-temporary impairments were recognized.  Also see note 4, “Restricted Cash and Investments”, and note 5, “Marketable Securities”.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended September 30, 2010, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.

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

The retail segment sells home furnishings and accessories to consumers through a network of Company operated design centers.  Retail revenue is generated upon the retail sale and delivery of our product to our customers.  Retail profitability includes (i) the retail gross margin, which represents the difference between the retail sales price and the cost of goods purchased from the wholesale segment, and (ii) other operating costs associated with retail segment activities.

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

A breakdown of wholesale sales by these product lines for the three months ended September 30, 2010 and 2009 is provided as follows:

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended
	September 30,
	2010	2009
Case Goods	37%	40%
Upholstered Products	48	45
Home Accessories and Other	15	15
	100%	100%

Revenue information by product line is not as easily determined within the retail segment. However, because wholesale production and sales are matched, for the most part, to incoming orders, we believe that the allocation of retail sales by product line would be similar to that of the wholesale segment.  Information for the three months ended September 30, 2010 and 2009 is provided below (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Net sales:
Wholesale segment	$107,555	$81,281
Retail segment	121,023	103,150
Elimination of inter-company sales	(63,737)	(48,241)
Consolidated Total	$164,841	$136,190

Operating income (loss):
Wholesale segment (1)	$11,939	$(4,660)
Retail segment (2)	(4,290)	(11,349)
Adjustment of inter-company profit (3)	(2,263)	(79)
Consolidated Total	$5,386	$(16,088)

Capital expenditures:
Wholesale segment	$1,091	$801
Retail segment	413	1,687
Consolidated Total	$1,504	$2,488

	September 30,	June 30,
Total assets	2010	2010
Wholesale segment	$302,357	$296,363
Retail segment	348,040	360,413
Inventory profit elimination (4)	(27,384)	(24,999)
Consolidated Total	$623,013	$631,777

(1)	Operating income (loss) for the wholesale segment for the three months ended September 30, 2009 includes pre-tax restructuring and impairment charges of $0.2 million.
(2)

Operating income (loss) for the retail segment for the three months ended September 30, 2010 and 2009 includes pre-tax restructuring and impairment charges of $0.2 million and $0.7 million, respectively.

(3)	Represents the change in wholesale profit contained in Ethan Allen operated design center inventory at the end of the period.
(4)	Represents the wholesale profit contained in Ethan Allen operated design center inventory that has not yet been realized. These profits are realized when the related inventory is sold.

At September 30, 2010, there were 57 independent retail design centers located outside the United States compared with 49 at September 30, 2009.  Approximately 6.4% of our net sales during the current quarter were derived from sales to these retail design centers compared with less than five percent in the prior year.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(17)    Subsequent Events

Ethan Allen declares quarterly cash dividend

Ethan Allen’s Board of Directors has declared a quarterly cash dividend of $0.05 per share, which will be payable to shareholders of record as of October 11, 2010 and paid on October 25, 2010.

Ethan Allen repurchases a portion of its Senior Notes

The Company repurchased $3.0 million of its’ Senior Notes with a trade date of October 4, 2010.

(18)    Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements during the three months ended September 30, 2010 or impending accounting changes that are expected to have a material effect on the Company’s financial statements.

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

The following tables set forth the condensed consolidating balance sheets as of September 30, 2010 and June 30, 2010, the condensed consolidating statements of operations for the three months ended September 30, 2010 and 2009, and the condensed consolidating statements of cash flows for the three months ended September 30, 2010 and 2009 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

September 30, 2010

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$59,095	$3,106	$527	$—	$62,728
Marketable securities	—	11,671	—	—	—	11,671
Accounts receivable, net	—	15,799	247	438	—	16,484
Inventories	—	—	161,112	4,790	(27,384)	138,518
Prepaid expenses and other current assets	—	13,049	12,848	668	—	26,565
Intercompany receivables	—	778,428	237,309	(5,182)	(1,010,555)	0
Total current assets	—	878,042	414,622	1,241	(1,037,939)	255,966

Property, plant and equipment, net	—	9,381	285,154	7,560	—	302,095
Goodwill and other intangible assets	—	37,905	7,223	—	—	45,128
Restricted cash and investments	—	16,329	—	—	—	16,329
Other assets	—	2,747	744	4	—	3,495
Investment in affiliated companies	575,596	(77,053)	—	—	(498,543)	—
Total assets	$575,596	$867,351	$707,743	$8,805	$(1,536,482)	$623,013
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$—	$3,899	$—	$—	$3,899
Customer deposits	—	—	48,452	2,659	—	51,111
Accounts payable	—	7,367	12,824	231	—	20,422
Accrued expenses and other current liabilities	1,558	47,803	15,211	483	—	65,055
Intercompany payables	315,570	597	690,545	3,843	(1,010,555)	—
Total current liabilities	317,128	55,767	770,931	7,216	(1,010,555)	140,487

Long-term debt	—	196,843	199	—	—	197,042
Other long-term liabilities	—	3,889	14,048	123	—	18,060
Deferred income taxes	—	8,956	—	—	—	8,956
Total liabilities	317,128	265,455	785,178	7,339	(1,010,555)	364,545
Shareholders’ equity	258,468	601,896	(77,435)	1,466	(525,927)	258,468
Total liabilities and shareholders’ equity	$575,596	$867,351	$707,743	$8,805	$(1,536,482)	$623,013

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

June 30, 2010

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$67,269	$5,720	$863	$—	$73,852
Marketable securities	—	11,075	—	—	—	11,075
Accounts receivable, net	—	16,385	274	446	—	17,105
Inventories	—	—	154,621	4,418	(24,999)	134,040
Prepaid expenses and other current assets	—	11,018	12,011	591	—	23,620
Intercompany receivables	—	756,998	233,887	(4,815)	(986,070)	—
Total current assets	—	862,745	406,513	1,503	(1,011,069)	259,692

Property, plant and equipment, net	—	9,659	289,031	7,057	—	305,747
Goodwill and other intangible assets	—	37,905	7,223	—	—	45,128
Restricted cash and investments	—	17,318	—	—	—	17,318
Other assets	—	3,179	709	4	—	3,892
Investment in affiliated companies	571,323	(69,963)	—	—	(501,360)	—
Total assets	$571,323	$860,843	$703,476	$8,564	$(1,512,429)	$631,777
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$—	$3,898	$—	$—	$3,898
Customer deposits	—	—	49,990	2,615	—	52,605
Accounts payable	2,589	7,059	14,117	187	—	23,952
Accrued expenses and other current liabilities	1,559	44,642	18,540	546	—	65,287
Intercompany payables	308,716	597	672,644	4,113	(986,070)	—
Total current liabilities	312,864	52,298	759,189	7,461	(986,070)	145,742

Long-term debt	—	199,158	211	—	—	199,369
Other long-term liabilities	—	4,912	14,084	127	—	19,123
Deferred income taxes	—	9,084	—	—	—	9,084
Total liabilities	312,864	265,452	773,484	7,588	(986,070)	373,318
Shareholders’ equity	258,459	595,391	(70,008)	976	(526,359)	258,459
Total liabilities and shareholders’ equity	$571,323	$860,843	$703,476	$8,564	$(1,512,429)	$631,777

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Three months ended September 30, 2010

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$107,518	$174,970	$6,913	$(124,560)	$164,841
Cost of sales	—	82,434	118,562	3,639	(122,175)	82,460
Gross profit	—	25,084	56,408	3,274	(2,385)	82,381

Selling, general and administrative expenses	45	10,262	63,521	2,942	—	76,770
Restructuring and impairment charge, (credit) net	—	—	225	—	—	225
Total operating expenses	45	10,262	63,746	2,942	—	76,995
Operating income (loss)	(45)	14,822	(7,338)	332	(2,385)	5,386

Interest and other miscellaneous income, net	3,858	(3,925)	(13)	5	3,232	3,157
Interest and other related financing costs	—	2,898	76	—	—	2,974
Income (loss) before income tax expense	3,813	7,999	(7,427)	337	847	5,569
Income tax expense	—	1,756	—	—	—	1,756

Net income (loss)	$3,813	$6,243	$(7,427)	$337	$847	$3,813

Three Months Ended September 30, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$81,410	$136,996	$4,899	$(87,115)	$136,190
Cost of sales	—	66,961	95,200	2,703	(86,983)	77,881
Gross profit	—	14,449	41,796	2,196	(132)	58,309

Selling, general and administrative expenses	41	11,032	59,973	2,539	—	73,585
Restructuring and impairment charge, (credit) net	—	—	812	—	—	812
Total operating expenses	41	11,032	60,785	2,539	—	74,397
Operating income (loss)	(41)	3,417	(18,989)	(343)	(132)	(16,088)

Interest and other miscellaneous income, net	(13,538)	(18,596)	33	—	32,898	797
Interest and other related financing costs	—	2,905	76	—	—	2,981
Income before income tax expense	(13,579)	(18,084)	(19,032)	(343)	32,766	(18,272)
Income tax expense	—	(4,693)	—	—	—	(4,693)

Net income (loss)	$(13,579)	$(13,391)	$(19,032)	$(343)	$32,766	$(13,579)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

Three months ended September 30, 2010

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$6,815	$(5,951)	$(1,888)	$143	$—	$(881)

Cash flows from investing activities:
Capital expenditures	—	(332)	(772)	(400)	—	(1,504)
Proceeds from the disposal of property, plant and equipment	—	—	57	—	—	57
Decrease in restricted cash and investments	—	989	—	—	—	989
Purchase of marketable securities	—	(613)	—	—	—	(613)
Other	—	18	—	—	—	18
Net cash used in investing activities	—	62	(715)	(400)	—	(1,053)

Cash flows from financing activities:
Payments on long-term debt	—	(2,285)	(11)	—	—	(2,296)
Purchase and other retirements of company stock	(5,377)	—	—	—	—	(5,377)
Dividends paid	(1,438)	—	—	—	—	(1,438)
Net cash provided by (used in) financing activities	(6,815)	(2,285)	(11)	—	—	(9,111)

Effect of exchange rate changes on cash	—	—	—	(79)	—	(79)

Net decrease in cash and cash equivalents	—	(8,174)	(2,614)	(336)	—	(11,124)

Cash and cash equivalents — beginning of period	—	67,269	5,720	863	—	73,852

Cash and cash equivalents — end of period	$—	$59,095	$3,106	$527	$—	$62,728

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with (i) our Consolidated Financial Statements, and notes thereto, as set forth in this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended June 30, 2010.

Forward-Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other sections of this Quarterly Report contain forward-looking statements relating to our future results. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, and “intends” or words or phrases of similar expression. These forward-looking statements are subject to management decisions and various assumptions, risks and uncertainties, including, but not limited to: the effects of terrorist attacks or conflicts or wars involving the United States or its allies or trading partners; the effects of labor strikes; weather conditions that may affect sales; volatility in fuel, utility, transportation and security costs; changes in global or regional political or economic conditions, including changes in governmental and central bank policies; changes in business conditions in the furniture industry, including changes in consumer spending patterns and demand for home furnishings; effects of our brand awareness and marketing programs, including changes in demand for our existing and new products; our ability to locate new design center sites and/or negotiate favorable lease terms for additional design centers or for the expansion of existing design centers; competitive factors, including changes in products or marketing efforts of others; pricing pressures; fluctuations in interest rates and the cost, availability and quality of raw materials; those matters discussed in Items 1A and 7A of our Annual Report on Form 10-K for the year ended June 30, 2010 and in our SEC filings; and our future decisions. Accordingly, actual circumstances and results could differ materially from those contemplated by the forward-looking statements.

Critical Accounting Policies

The Company’s consolidated financial statements are based on the accounting policies used.  Certain accounting polices require that estimates and assumptions be made by management for use in the preparation of the financial statements.  Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results and that require subjective or complex estimates by management.  There have been no material changes with respect to the Company’s critical accounting policies from those disclosed in its 2010 Annual Report on Form 10-K filed with the SEC on August 19, 2010.

Results of Operations

Our Company and the furniture industry have been dramatically affected by the economic factors in the United States and abroad.  High unemployment, volatile capital markets, depressed housing markets and tight consumer spending all put negative stress on the economy, which has significantly affected our business.  In response, we took many actions that significantly reduced costs and changed many aspects of our business.  We consolidated our manufacturing footprint to seven facilities in North America where approximately 70% of our products are made. We also converted our case goods manufacturing to custom, made to order manufacturing, providing a significant differentiating factor in the market. We believe we have retained sufficient scalable capacity to meet higher volumes of demand. We consolidated our logistics for both our wholesale and retail divisions resulting in one major wholesale distribution center and 17 retail service centers operated by the company.

We have also changed our retail footprint. Where it made sense, we consolidated multiple design centers serving the same market into one, prominently located design center and closed underperforming locations. At September 30, 2010, the Company operated 143 design centers compared with 159 at June 30, 2009. Independent retailers operated 138 design centers at September 30, 2010 compared with 134 at June 30, 2009, with nine more international design centers than at June 30, 2009. The increase in international design centers improved our international net sales to 6.4% of our consolidated net sales in the quarter ended September 30, 2010.

In recent months, we have seen improvement in new orders and had a quarterly profit for the first time since December 2008. As a result, we have begun to hire to associates to support the ramping up of production in our manufacturing. We have also begun to add highly skilled interior designers in our retail division, and increased our spending in advertising to drive consumer traffic.  In taking these actions to grow the business, we remain cautious but optimistic.

Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009

Consolidated revenue for the three months ended September 30, 2010 increased 21.0% to $164.8 million, from $136.2 million for the three months ended September 30, 2009, with increases in both the wholesale and retail segments. This improvement partly reflects the strong increase in new orders and backlog.  We attribute this to (i) continued new marketing initiatives including our “two ways to save” promotions, and our interactive web site ethanalleninc.com, (ii) the continued use of national television media and an increase in direct mail media, emphasizing to targeted audiences our interior design services and the full line of our quality product offerings, and (iii) increased use of digital communication including periodic distribution of e-magazines to increase client exposures and drive traffic to our website and design centers and (iv) the positive effects of repositioning the retail network.  This has been partly offset by the lingering effects of the negative economic stresses mentioned earlier, as well as the use of highly promotional pricing strategies by the Company’s competitors.

Wholesale revenue for the first quarter of fiscal 2011 increased 32.3% to $107.6 million from $81.3 million in the prior year comparable period.  The increase was primarily attributable to an increase in the incoming order rate due to our special savings promotions during the quarter.  The increase was partially offset by the continued negative economic stresses for home furnishings noted throughout the current period.  There were four more independently operated retail design centers at September 30, 2010, which increased to 138 from 134 at September 30, 2009, and twelve fewer Ethan Allen-operated design centers as noted below.  There were the same number of shipping days in the quarter both this year and last year.

Retail revenue from Ethan Allen-operated design centers for the three months ended September 30, 2010 increased 17.3% to $121.0 million from $103.2 million for the three months ended September 30, 2009.  We believe the increase in retail sales by Ethan Allen-operated design centers is due to the use of promotional marketing campaigns.  During the quarter, total written orders decreased 2.4% compared to the prior year period, which we believe reflects the timing of when savings events end in relation to quarter-end.  There was a net decrease in the number of Ethan Allen-operated design centers to 143 as of September 30, 2010 as compared to 155 as of September 30, 2009.  During the current quarter, we closed two design centers.

Comparable design centers are those which have been operating for at least 15 months.  Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design centers sales in their 13th full month of Ethan Allen-owned operations.  Quarter-over-quarter, written business of Ethan Allen-operated design centers decreased 2.4% while comparable design centers written business increased 3.5%.  Over that same period, there was a 2.0% increase in wholesale orders.

We have made considerable investment within the retail network to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of the retail design center personnel.  We believe that over time, we will benefit from (i) our repositioning of the retail network, (ii) new product introductions, (iii) new marketing initiatives such as our special savings and “one piece at a time” promotions, and our interior design affiliate (IDA) program, (iv) continued use of technology including our state-of-the-art website coupled with personal service from our design professionals, and (v) ongoing use of national television and other targeted advertising media.

Gross profit increased during the quarter to $82.4 million from $58.3 million in the prior year comparable quarter.  The 41.3% increase in gross profit was primarily attributable to (i) the increase in net sales of 21.0%, with an overall increase in shipments in both market segments, and (ii) streamlined and more efficient manufacturing, resulting in decreased fixed costs due to fewer manufacturing plants, including a $6.6 million reduction due to prior year accelerated depreciation charges related to restructuring actions.  The sales mix had a slightly unfavorable shift with retail sales representing a lower proportionate share of total sales in the current quarter (73%) compared to the prior year period (76%).  Consolidated gross margin increased to 50.0% from 42.8% in the prior year as a result, primarily, of the factors set forth above.

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the three months ended September 30, 2010 and 2009:

Operating expenses increased 3.5% to $77.0 million from $74.4 million in the prior year quarter, and decreased as a percent of sales to 46.7% from 54.6% of sales in the prior year quarter.  Operating expenses increased in total due to the impact of increased sales on selling expenses and an increase in advertising expenses, but were down as a percentage of sales on the higher volume of sales.

Consolidated operating income (loss) for the three month period ended September 30, 2010 was income of $5.4 million, or 3.3% of sales, as compared to a loss of $16.1 million, or a negative 11.8% of sales, for the three months ended September 30, 2009.  This improvement of $21.5 million is due mostly to increased sales as well as cost savings realized this year.

Wholesale operating income for the three months ended September 30, 2010 was $11.9 million, or 11.1% of sales, as compared to a loss of $4.7 million, or a negative 5.7% of sales, in the prior year comparable quarter. The increase of $16.6 million was primarily attributable to an increase in sales volume and current year savings relating to the closure of certain manufacturing plants, including the accelerated depreciation incurred in the prior year.

Retail operating loss was $4.3 million, or a negative 3.5% of sales, for the first quarter of fiscal 2011 compared to a loss of $11.3 million, or a negative 11.0% of sales, for the first quarter of fiscal 2010.  The improvement was primarily due to current year improvement in sales as well as cost savings due to the benefit of the cost cutting actions taken.

Interest and other miscellaneous income, net increased $2.4 million from the prior year comparable quarter.  The increase was primarily due to the recording of a $1.5 million out of period adjustment related to non-operating income recorded in the current period.

Interest and other related financing costs amounted to just under $3.0 million in both the current and prior year periods.  This amount consists primarily of interest expense on our senior unsecured debt.

Income tax expense for the three months ended September 30, 2010 totaled an expense of $1.8 million as compared to a benefit of $4.7 million for the three months ended September 30, 2009. Our effective tax rate for the current quarter was 31.5% compared to 25.7% in the prior year quarter. In the current quarter, the effective tax rate is related to the tax expense on the current quarter’s net income increased by current quarter interest expense on uncertain tax positions and partially offset by a reduction in valuation allowance driven primarily by utilization of certain deferred tax assets.

Net income (loss) for the three months ended September 30, 2010, was income of $3.8 million as compared to a loss of $13.6 million in the prior year comparable period.  This resulted in net income per diluted share of $0.13 in the current quarter compared to a loss per diluted share of $0.47 in the prior year quarter.

Liquidity and Capital Resources

At September 30, 2010, we held cash and cash equivalents of $62.7 million, marketable securities of $11.7 million, and restricted cash and investments of $16.3 million.  Our principal sources of liquidity include cash and cash equivalents, marketable securities, cash flow from operations, the revolving line of credit, and borrowings.

In September 2005, we completed a private offering of $200.0 million in ten-year senior unsecured notes due 2015 (the “Senior Notes”). The Senior Notes were offered by Global and have an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1 of each year.  We have used the net proceeds of $198.4 million to expand our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes.  In September 2010, the Company repurchased $2.4 million of the Senior Notes in three unsolicited open market transactions.

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

The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends); sell certain assets; and make investments.

At September 30, 2010, we had no revolving loans, and $1.0 million in standby letters of credit outstanding under the Facility. Remaining availability under the revolver totaled $59.0 million subject to limitations set forth in the agreement noted above. We are in compliance with the terms and conditions of the agreement and as a result, the coverage charge ratio, or other restricted payment limitations did not apply.

As of September 30, 2010, we are in compliance with all covenants of our Facility and our Senior Notes.

A summary of net cash provided by (used in) operating, investing, and financing activities for the three month periods ended September 30, 2010 and 2009 is provided below (in millions):

	Three Months Ended
	September 30,
	2010	2009
Operating Activities
Net income plus depreciation and amortization	$9.4	$(0.9)
Working capital	(9.7)	22.1
Other (non-cash items, long-term assets and liabilities)	(0.6)	(4.2)
Total provided by (used in) operating activities	$(0.9)	$17.0

Investing Activities
Capital expenditures	$(1.5)	$(2.5)
Asset sales	0.1	5.9
Decrease in restricted cash and investments	1.0	—
Other	(0.7)	—
Total provided by (used in) investing activities	$(1.1)	$3.4

Financing Activities
Common share repurchases	$(5.4)	$—
Early extinguishment of debt	(2.3)	—
Payment of dividends	(1.4)	(1.5)
Total used in financing activities	$(9.1)	$(1.5)

Operating Activities

Compared to the same period in fiscal year 2010, cash provided by operating activities decreased $17.9 million.  This occurred due to a $31.7 million decrease in cash generated from working capital (accounts receivable, inventories, prepaid and other current assets, customer deposits, payables, accrued expenses, and other current liabilities) resulting mostly from an increase in inventory and customer deposits totaling $23.0 million related to improved sales and orders, as well as a large tax refund received in July 2009 which did not recur in the current quarter. Partly offsetting the decrease in working capital was a $17.4 million improvement in net income (including $6.6 million in accelerated depreciation in fiscal 2010).

Investing Activities

During the quarter ended September 30, 2010, we continued our capital spending at a reduced rate.  As compared to the same period in fiscal year 2010, cash used in investing activities decreased $4.5 million during the three months ended September 30, 2010 due, primarily, to a decrease in proceeds from the sale of retail properties compared to the first quarter of fiscal 2010.  In addition, we transferred a portion of restricted cash to our operating cash account during the current quarter due to a reduction in our workmen’s compensation claims.  We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities

As compared to the same period in fiscal year 2010, cash used in financing activities increased $7.6 million during the three months ended September 30, 2010, primarily as a result of the resumption of our stock repurchase activity due to our ability to generate excess cash and the favorable stock price.  We repurchased 386,886 shares during the fourth quarter of fiscal 2010 and first quarter of fiscal 2011, all of which were settled during the current fiscal quarter.  We also repurchased $2.4 million of our Senior Notes in three unsolicited open market transactions.  We may make additional unsolicited repurchases of our Senior Notes in the future, but we have no specific plans to do so.  The Company has continuously paid dividends every quarter since 1996.  On July 20, 2010, the Board declared a dividend of $0.05 per common share, payable on October 25, 2010, to shareholders of record as of October 11, 2010.  If economic conditions worsen, the Company may reduce our quarterly dividends.

As of September 30, 2010, our outstanding debt totaled $200.9 million, the current and long-term portions of which amounted to $3.9 million and $197.0 million, respectively.  The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are: $3.9 million in fiscal 2011, and less than $0.1 million in fiscal 2012 through 2015.  The balance of our long-term Senior Notes ($196.8 million) matures in September 2015 (fiscal 2016).

There has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended June 30, 2010 as filed with the Securities and Exchange Commission on August 19, 2010.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements.  As of September 30, 2010, we had working capital of $115.5 million compared to $114.0 million at June 30, 2010, an increase of $1.5 million (1.3%).    The Company had a current ratio of 1.8 to 1 at September 30, 2010 and June 30, 2010.

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

During the three months ended September 30, 2010 and 2009, we repurchased and/or retired the following shares of our common stock:

	Three Months Ended
	September 30,
	2010	2009
Common shares repurchased	204,286	—
Cost to repurchase common shares	$2,787,777	—
Average price per share	$13.65	—

As of September 30, 2010, we had a remaining Board authorization to repurchase 1,180,783 shares.

Off-Balance Sheet Arrangements and Other Commitments, Contingencies and Contractual Obligations

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

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”).  In February and June 2010, the Company modified the Program Agreement to comply with recent changes in laws and made certain other changes to fees payable to the service provider. Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. Our obligation remains in effect for the term of the Program Agreement that expires in July 2014. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of this agreement also contain a right for the credit card issuer to demand from the Company collateral of up to $12 million if the Company does not meet certain covenants.  As of September 30, 2010, the Company had established a restricted cash and investment collateral account of $6 million to satisfy the current collateral requirement.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry.  All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation.  In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of September 30, 2010, our product warranty liability totaled $0.8 million.

Business Outlook

We cannot forecast when the stresses in the U.S. economy from continued high unemployment, depressed housing market and tight consumer spending, which had a negative impact on our business, will improve meaningfully.  As business conditions have gradually improved we have begun to hire for both our manufacturing and retail operations as well as to invest in incremental advertising to drive traffic to our design centers. While optimistic about our long-term outlook, we remain cautious.

As macro-economic factors change, it is also possible that our costs associated with production (including raw materials and labor), distribution (including freight and fuel charges), and retail operations (including compensation and benefits, delivery and warehousing, occupancy, and advertising expenses) may increase.  We may also experience production difficulties as we continue to increase capacity of our remaining manufacturing plants to match demand, and improve efficiency in our custom case goods production.  We cannot reasonably predict when, or to what extent, such events may occur or what effect, if any, such events may have on our consolidated financial condition or results of operations.

The home furnishings industry remains extremely competitive with respect to both the sourcing of products and the wholesale and retail sale of those products. Domestic manufacturers continue to face pricing pressures because of the manufacturing capabilities of other countries, particularly within Asia. In response to these pressures, a large number of U.S. furniture manufacturers have increased their overseas sourcing to retain market share. While we have also turned to overseas sourcing to remain competitive, we choose to differentiate ourselves by maintaining a substantial domestic manufacturing base.  Consequently  we make and/or assemble approximately 70% of our products domestically.  We continue to believe that a balanced approach to product sourcing, which includes the domestic manufacture of certain product offerings coupled with the import of other selected products, provides the greatest degree of flexibility and is the most effective approach to ensuring that acceptable levels of quality, service and value are attained.

Our retail strategy involves (i) a continued focus on providing a wide array of product solutions and superior customer service, (ii) the opening of new or relocated design centers in more prominent locations, while encouraging independent retailers to do the same, and (iii) leveraging the use of technology and personal service within our retail network, and (iv) further expansion internationally.  We believe this strategy provides an opportunity to grow our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010 as filed with the Securities and Exchange Commission on August 19, 2010.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer (“CEO”) and the Vice President-Finance (“VPF”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and VPF, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the matters discussed in Part I, Item 3 - Legal Proceedings in our Annual Report on Form 10-K for the year ended June 30, 2010 as filed with the Securities and Exchange Commission on August 19, 2010.

Item 1A. Risk Factors

There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010 as filed with the Securities and Exchange Commission on August 19, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Certain information regarding purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2010 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July	204,286	$13.65	204,286	1,180,783
August	—	—	—	1,180,783
September	—	—	—	1,180,783
Total	204,286	$13.65	204,286

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
10(e)-3

Third Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement dated June 30, 2010 between Ethan Allen Global, Inc., Ethan Allen Retail, Inc. and GE Money Bank (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC).

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

DATE: November 3, 2010	BY:	/s/ M. Farooq Kathwari
Farooq Kathwari Chairman, President and Chief Executive Officer (Principal Executive Officer)

DATE: November 3, 2010	BY:	/s/ David R. Callen
David R. Callen Vice President, Finance & Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10(e)-3

Third Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement dated June 30, 2010 between Ethan Allen Global, Inc., Ethan Allen Retail, Inc. and GE Money Bank (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer