Form 10-Q
period 2010-12-31
ETHAN ALLEN INTERIORS INC
filed 2011-02-02
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At January 28, 2011, there were 28,727,575 shares of Class A Common Stock, par value $.01, outstanding.

Item		Page

	Part I — Financial Information

1.	Financial Statements as of December 31, 2010 (unaudited) and June 30, 2010 and for the three and six months ended December 31, 2010 and 2009 (unaudited)	2

	Consolidated Balance Sheets	2

	Consolidated Statements of Operations	3

	Consolidated Statements of Cash Flows	4

	Consolidated Statements of Shareholders’ Equity	5

	Notes to Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

3.	Quantitative and Qualitative Disclosures About Market Risk	30

4.	Controls and Procedures	31

	Part II - Other Information	31

1.	Legal Proceedings	31

1A.	Risk Factors	31

2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

3.	Defaults Upon Senior Securities	31

4.	[Reserved]

5.	Other Information	31

6.	Exhibits	32

	Signatures	33

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2010	June 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,031	$73,852
Marketable securities (note 5)	16,258	11,075
Accounts receivable, less allowance for doubtful accounts of $1,138 at December 31, 2010 and $1,160 at June 30, 2010	14,732	17,105
Inventories (note 6)	137,045	134,040
Prepaid expenses and other current assets	35,939	23,620
Total current assets	257,005	259,692

Property, plant and equipment, net	298,403	305,747
Goodwill and other intangible assets (notes 8 and 9)	45,128	45,128
Restricted cash and investments (note 4)	16,306	17,318
Other assets	3,342	3,892
Total assets	$620,184	$631,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (note 10)	$3,891	$3,898
Customer deposits	39,633	52,605
Accounts payable	19,326	23,952
Accrued compensation and benefits	28,326	28,353
Accrued expenses and other current liabilities (note 7)	34,463	36,934
Total current liabilities	125,639	145,742

Long-term debt (note 10)	192,596	199,369
Other long-term liabilities	17,903	19,123
Deferred income taxes	11,939	9,084
Total liabilities	348,077	373,318

Shareholders’ equity:
Class A common stock, par value $.01, 150,000,000 shares authorized; 48,345,607 shares issued at December 31, 2010 and 48,346,607 shares issued at June 30, 2010	483	483
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at December 31, 2010 and June 30, 2010	—	—
Preferred stock, par value $.01, 1,055,000 shares authorized; no shares issued and outstanding at December 31, 2010 and June 30, 2010	—	—
Additional paid-in capital	359,158	358,722
	359,641	359,205
Less: Treasury stock (at cost), 19,619,032 shares at December 31, 2010 and 19,414,746 shares at June 30, 2010	(584,119)	(581,331)
Retained earnings	495,026	479,341
Accumulated other comprehensive income (note 14)	1,559	1,244
Total shareholders’ equity	272,107	258,459
Total liabilities and shareholders’ equity	$620,184	$631,777

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Net sales	$173,345	$143,302	$338,186	$279,492
Cost of sales	83,484	74,278	165,944	152,159
Gross profit	89,861	69,024	172,242	127,333

Operating expenses:
Selling	40,068	36,286	79,395	72,220
General and administrative	39,259	37,244	76,702	74,895
Restructuring and impairment charge , net (note 7)	59	777	284	1,589
Total operating expenses	79,386	74,307	156,381	148,704

Operating income (loss)	10,475	(5,283)	15,861	(21,371)
Interest and other miscellaneous income, net	1,168	1,020	4,325	1,817
Interest and other related financing costs (note 10)	2,902	2,978	5,876	5,959

Income (loss) before income taxes	8,741	(7,241)	14,310	(25,513)

Income tax benefit (note 3)	(6,003)	(3,903)	(4,247)	(8,596)

Net income (loss)	$14,744	$(3,338)	$18,557	$(16,917)

Per share data (note 13):
Basic earnings per common share:
Net income (loss) per basic share	$0.51	$(0.12)	$0.65	$(0.58)
Basic weighted average common shares	28,728	28,917	28,753	28,922
Diluted earnings per common share:
Net income (loss) per diluted share	$0.51	$(0.12)	$0.64	$(0.58)
Diluted weighted average common shares	28,921	28,917	28,936	28,922

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	December 31,
	2010	2009
Operating activities:
Net income (loss)	$18,557	$(16,917)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,929	18,330
Compensation expense related to share-based awards	436	1,075
Provision (benefit) for deferred income taxes	(11)	(8,967)
Restructuring and impairment charge (benefit), net	—	(161)
Loss (gain) on disposal of property, plant and equipment	273	(3)
Other	(90)	110
Change in assets and liabilities, net of the effects of acquired businesses:
Accounts receivable	2,429	505
Inventories	(2,664)	14,528
Prepaid and other current assets	(10,726)	7,969
Other assets	388	406
Customer deposits	(13,843)	4,882
Accounts payable	(2,037)	1,037
Accrued expenses and other current liabilities	351	(2,275)
Other long-term liabilities	(1,220)	330
Net cash provided by operating activities	2,772	20,849

Investing activities:
Proceeds from the disposal of property, plant & equipment	99	10,084
Capital expenditures and acquisitions	(4,157)	(5,315)
Decrease in restricted cash and investments	981	—
Purchases of marketable securities	(6,358)	—
Sales of marketable securities	1,000	—
Other	(218)	19
Net cash provided by (used in) investing activities	(8,653)	4,788

Financing activities:
Payments on long-term debt	(6,655)	(21)
Purchase and retirements of company stock	(5,377)	—
Payment of deferred financing costs	—	(193)
Payment of cash dividends	(2,876)	(2,897)
Net cash used in financing activities	(14,908)	(3,111)
Effect of exchange rate changes on cash	(32)	652
Net increase (decrease) in cash & cash equivalents	(20,821)	23,178
Cash & cash equivalents - beginning of period	73,852	52,960
Cash & cash equivalents - end of period	$53,031	$76,138

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Six Months Ended December 31, 2010

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at June 30, 2010	$483	$358,722	$(581,331)	$1,244	$479,341	$258,459

Share-based compensation expense (note 12)	—	436	—	—	—	436

Purchase/retirement of 204,286 shares of company stock	—	—	(2,788)	—	—	(2,788)

Dividends declared on common stock	—	—	—	—	(2,872)	(2,872)

Other comprehensive income (note 14):
Currency translation adjustments	—	—	—	303	—	303
Unrealized loss on investments	—	—	—	(20)	—	(20)
Amortization of loss on derivatives	—	—	—	32	—	32
Net income	—	—	—	—	18,557	18,557
Total comprehensive income						18,872

Balance at December 31, 2010	$483	$359,158	$(584,119)	$1,559	$495,026	$272,107

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

(2)                   Interim Financial Presentation

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and six months ended December 31, 2010 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2010. Certain prior period amounts have been reclassified in order for them to conform to the current year’s presentation.

(3)                   Income Taxes

The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to actual or forecasted permanent book to tax differences; impacts from future tax audits with state, federal or foreign tax authorities; impacts from tax law changes; or change in judgment as to the realizability of deferred tax assets.  The Company identifies items which are not normal and are non-recurring in nature and treats these as discrete events. The tax effect of discrete items is recorded in the quarter in which the discrete events occur. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Company’s consolidated effective tax rate was a negative 29.7% and a positive 33.7% for the six months ended December 31, 2010 and 2009 respectively. The current quarter effective tax rate was primarily impacted by a tax benefit from the reduction of the valuation allowance. The tax benefit was partially offset by the tax expense on the current quarter’s net income.

The significant decrease in the valuation allowance recorded this quarter was due to a change in tax accounting methods applied in the Company’s U.S. federal tax filing for the fiscal year ended June 30, 2010 which accelerated tax expenses for depreciation, inventory and professional fees that were previously treated as deferred tax assets. This change resulted in an increase in the U.S. federal and state net operating losses (“NOL”) reported for the fiscal year ended June 30, 2010. The federal NOL was carried back to fiscal year ended June 30, 2008 and other current assets have been adjusted to record a receivable for the additional expected cash refund which has been increased to approximately $17.3 million.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by the taxing authorities in such major jurisdictions as the U.S., Canada, and Mexico. As of December 31, 2010, certain subsidiaries of the Company are currently under U.S. audit from 2001 through 2007. It is reasonably possible that some of these audits may be completed during the next twelve months.   It is reasonable to expect that various issues relating to uncertain tax benefits will be resolved within the next twelve months as exams are completed or as statutes expire and will impact the effective tax rate.

A full valuation allowance was established as of June 30, 2010 since the Company had a three year cumulative loss. As of December 31, 2010, the Company remains in a three year cumulative loss and the full valuation allowance remains in place, though at a reduced level after recording the impact of the changes in tax accounting methods made in the quarter ended December 31, 2010.  The valuation allowance at December 31, 2010 was $24.3 million vs. $36.2 million at June 30, 2010, and $10.2 million of the decrease is related to tax accounting method changes reported in the fiscal year ended 2010 tax returns.

Due to the economic times and recent losses and after considering both positive and negative evidence, management’s assessment is that realization of tax assets is not reasonably assured due to a lack of available objective evidence. Management will continue to assess the realizability of the tax assets based on actual and forecasted operating results on a quarterly basis which will likely cause volatility in the effective tax rate of the Company.

(4)                   Restricted Cash and Investments

At December 31, 2010, we held $16.3 million of restricted cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation and other insurance and for the benefit of the issuer of our private label credit card. These funds can be invested in high quality money market mutual funds, U.S. Treasuries and U.S. Government agency fixed income instruments, and cannot be withdrawn without the prior written consent of the secured party.  These assets are carried at cost, which approximates market value and are classified as long-term assets because they are not expected to be used within one year to fund operations.  See also Note 15, “Financial Instruments”.

(5)                   Marketable Securities

At December 31, 2010, the Company held marketable securities of $16.3 million classified as current assets, consisting of U.S. municipal bonds with maturities ranging from less than one year to less than two years, which were rated A+/A1 or better by the rating services Standard & Poors (“S&P”) and Moodys Investors Service

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(“Moodys”) respectively. There are no material unrealized gains or losses recorded in other comprehensive income and there have been no realized gains or losses for the six months ended December 31, 2010. We do not believe there are any impairments considered to be other than temporary at December 31, 2010.  Also see Note 4, “Restricted Cash and Investments” and Note 15, “Financial Instruments”.

(6)                   Inventories

Inventories at December 31, 2010 and June 30, 2010 are summarized as follows (in thousands):

	December 31, 2010	June 30, 2010

Finished goods	$107,340	$104,782
Work in process	8,008	8,421
Raw materials	21,697	20,837
	$137,045	$134,040

Inventories are presented net of a related valuation allowance of $1.6 million at December 31, 2010 and $2.1 million at June 30, 2010.

(7)                   Restructuring and Impairment Charges

In recent years, we have announced and executed plans to consolidate our operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage. Plans announced in fiscal 2008 and 2009 had no material impact on fiscal 2011 financial statements and the balance of reserves for these actions, primarily for non-cancellable lease obligations with expirations up to 23 years, totaled $2.1 million at December 31, 2010.

(8)                   Business Acquisitions

No material acquisitions were completed in fiscal 2011 or 2010.

(9)                   Goodwill, Other Intangible Assets and Goodwill Impairment

There were no changes to our goodwill, other intangible assets or goodwill impairment during the six months ended December 31, 2010.

(10)            Borrowings

Total debt obligations at December 31, 2010 and June 30, 2010 consist of the following (in thousands):

	December 31,	June 30,
	2010	2010
5.375% Senior Notes due 2015	$192,399	$199,158
Industrial revenue bonds	3,855	3,855
Other debt	233	254
Total debt	196,487	203,267
Less current maturities	3,891	3,898
Total long-term debt	$192,596	$199,369

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

In September 2005, we issued $200.0 million in ten-year senior unsecured notes due 2015 (the “Senior Notes”). The Senior Notes were issued by Global, bearing an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1.  We have used the net proceeds of $198.4 million to improve our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes.  During the current fiscal year, the Company repurchased $6.9 million of the Senior Notes in several unsolicited open market transactions.

In fiscal 2009, the Company established a $60 million, three-year senior secured, asset-based, revolving credit facility (the “Facility”).  The Facility provides revolving credit financing of up to $60 million, subject to borrowing base availability. Revolving loans under the Agreement bear, at the Company’s option, interest at an annual rate of either:

(a) London Interbank Offered rate (“LIBOR”) plus 3.25% to 4.25%, based on the average availability, or

(b) the higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) a LIBOR rate plus 1.00% plus, in each case, an additional 2.25% to 3.25%, based on average availability.

The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends); sell certain assets; and make investments.  At December 31, 2010, we had no revolving loans and $1.2 million of standby letters of credit outstanding under the Facility. Remaining availability under the revolver totaled $58.8 million subject to limitations set forth in the agreement and as a result, the coverage charge ratio, and other restricted payment limitations did not apply.

As of December 31, 2010, we are in compliance with all covenants of the Facility and our Senior Notes.

(11)              Litigation

Environmental Matters

We and our subsidiaries are subject to various environmental laws and regulations. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials.

During fiscal 2009, three locations where we and/or our subsidiaries had been named as a Potentially Responsible Party (“PRP”) were resolved. In each case, we were not a major contributor based on the very small volume of waste generated by us in relation to total volume at those sites and were able to take part in de minimus settlement arrangements.  One additional site in Carroll, New York continued to be evaluated as of December 31, 2010. We believe that we are not a major contributor. Liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended may be joint and several. As such, to the extent certain named PRPs are unable, or unwilling, to accept responsibility and pay their apportioned costs, we could be required to pay in excess of our pro rata share of incurred remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liability.  As of December 31, 2010, we believe that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.  We believe our currently anticipated capital expenditures for environmental control facility matters are not material.

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

(12)              Share-Based Compensation

On July 20, 2010, in recognition of his extraordinary efforts during these challenging times for the Company, the Compensation Committee of the Company’s board of directors awarded M. Farooq Kathwari, our President and Chief Executive Officer 11,000 service-based restricted shares which vest in two equal annual installments on the grant date anniversary.  No other significant share based awards have been issued in fiscal 2011 to date.

(13)              Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Weighted average common shares outstanding for basic calculation	28,728	28,917	28,753	28,922
Effect of dilutive stock options and other share-based awards	193	—	183	—
Weighted average common shares outstanding adjusted for dilution calculation	28,921	28,917	28,936	28,922

As of December 31, 2010 and 2009, stock options to purchase 1,922,853 and 2,251,389 common shares, respectively, were excluded from the respective diluted earnings per share calculation because their impact was anti-dilutive.

(14)              Comprehensive Income

Our accumulated other comprehensive income, comprised of losses on certain derivative instruments and accumulated foreign currency translation adjustments, totaled $1.6 million at December 31, 2010 and $1.2 million at June 30, 2010.  Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada and Mexico. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(15)              Financial Instruments

We determine fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value is calculated based on assumptions that market participants use in pricing the asset or liability, and not on assumptions specific to the Company. In addition, the fair value of liabilities include consideration of non-performance risk including our own credit risk. Each fair value measurement is reported in one of three levels, determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

The following section describes the valuation methodologies we use to measure different financial assets and liabilities at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Balance
Cash equivalents	$59,368	$—	$—	$59,368
Available-for-sale securities	—	26,227	—	26,227
Total	$59,368	$26,227	$—	$85,595

Cash equivalents consist of money market accounts and mutual funds in U.S. government and agency fixed income securities.  We use quoted prices in active markets for identical assets or liabilities to determine fair value.  At December 31, 2010, $6.3 million of the cash equivalents were restricted, and classified as a long-term asset.

Available-for-sale securities consist of U.S. agency bonds with a maturity of five years, and U.S. municipal bonds with maturities of less than two years.  The agency bonds are rated AAA/Aaa by S&P/Moody’s, and the municipal bonds are rated A+/A1 or better by S&P/Moodys respectively. At December 31, 2010, $10.0 million of the available-for-sale securities were restricted and classified as a long-term asset.  We obtain fair value based upon quoted prices for similar instruments in active markets.  As of December 31, 2010, there were no material gross unrealized gains or losses on available-for-sale securities.

As of December 31, 2010, the contractual maturities of our available-for-sale investments were as follows:

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	Cost	Estimated Fair Value
Due in one year or less	$8,204	$8,272
Due after one year through five years	$17,907	$17,955

No investments have been in a continuous loss position for more than one year, and no other-than-temporary impairments were recognized.  Also see note 4, “Restricted Cash and Investments”, and note 5, “Marketable Securities”.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We measure certain assets at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the six months ended December 31, 2010, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis.

(16)            Segment Information

Our operations are classified into two operating segments: wholesale and retail.  These operating segments represent strategic business areas that operate separately and provide their own distinctive services. These two segments enable us to effectively offer our complete line of home furnishings and accessories to different target markets.

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

We evaluate performance of the respective segments based upon revenues and operating income. While the manner in which our home furnishings and accessories are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different.  Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other).   The allocation of retail sales by product line is reasonably similar to that of the wholesale segment.  A breakdown of wholesale sales by these product lines for the three and six months ended December 31, 2010 and 2009 is provided as follows:

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Case Goods	40%	42%	38%	41%
Upholstered Products	46%	44%	47%	44%
Home Accessories and Other	14%	14%	15%	15%
	100%	100%	100%	100%

Segment information for the three and six months ended December 31, 2010 and 2009 is provided below (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net sales:
Wholesale segment	$100,793	$84,499	$208,348	$165,780
Retail segment	131,014	107,123	252,037	210,273
Elimination of inter-company sales	(58,462)	(48,320)	(122,199)	(96,561)
Consolidated Total	$173,345	$143,302	$338,186	$279,492

Operating income (loss):
Wholesale segment (1)(2)	$9,884	$1,022	$21,823	$(3,638)
Retail segment (3)(4)	(1,206)	(9,792)	(5,496)	(21,141)
Adjustment of inter-company profit (5)	1,797	3,487	(466)	3,408
Consolidated Total	$10,475	$(5,283)	$15,861	$(21,371)

Capital expenditures:
Wholesale segment	$1,595	$835	$2,686	$1,636
Retail segment	873	1,992	1,286	3,679
Acquisitions (6)	185	—	185	—
Consolidated Total	$2,653	$2,827	$4,157	$5,315

	December 31,	June 30,
	2010	2010
Total assets
Wholesale segment	$310,467	$296,363
Retail segment	335,378	360,413
Inventory profit elimination (7)	(25,661)	(24,999)
Consolidated Total	$620,184	$631,777

(1)         Operating income (loss) for the wholesale segment for the three months ended December 31, 2009 includes a pre-tax restructuring and impairment net recovery of $0.4 million.

(2)         Operating income (loss) for the wholesale segment for the six months ended December 31, 2009 includes a pre-tax restructuring and impairment net recovery of $0.2 million.

(3)         Operating income (loss) for the retail segment for the three months ended December 31, 2010 and 2009 includes pre-tax restructuring and impairment charges of $0.1 million and $1.2 million, respectively.

(4)         Operating income (loss) for the retail segment for the six months ended December 31, 2010 and 2009 includes pre-tax restructuring and impairment charges of $0.3 million and $1.8 million, respectively.

(5)         Represents the change in wholesale profit contained in Ethan Allen operated design center inventory at the end of the period.

(6)         Acquisitions for the three and six months ended December 31, 2010 include the purchase of two retail design centers.

(7)         Represents the wholesale profit contained in Ethan Allen operated design center inventory that has not yet been realized. These profits are realized when the related inventory is sold.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At December 31, 2010, there were 61 independent retail design centers located outside the United States compared with 50 at December 31, 2009.  Approximately 6.2% of our net sales during the current six months were derived from sales to these retail design centers compared with less than five percent in the prior year.

(17)            Subsequent Events

Ethan Allen declares quarterly cash dividend

Ethan Allen’s Board of Directors has declared a quarterly cash dividend of $0.05 per share, which will be payable to shareholders of record as of April 8, 2011 and paid on April 25, 2011.

(18)            Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements during the six months ended December 31, 2010 or impending accounting changes that are expected to have a material effect on the Company’s financial statements.

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

The following tables set forth the condensed consolidating balance sheets as of December 31, 2010 and June 30, 2010, the condensed consolidating statements of operations for the three and six months ended December 31, 2010 and 2009, and the condensed consolidating statements of cash flows for the six months ended December 31, 2010 and 2009 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

December 31, 2010

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$50,864	$1,178	$989	$—	$53,031
Marketable securities	—	16,258	—	—	—	16,258
Accounts receivable, net	—	13,885	202	645	—	14,732
Inventories	—	—	158,165	4,541	(25,661)	137,045
Prepaid expenses and other current assets	—	23,298	12,066	575	—	35,939
Intercompany receivables	—	785,287	242,639	(6,150)	(1,021,776)	—
Total current assets	—	889,592	414,250	600	(1,047,437)	257,005

Property, plant and equipment, net	—	8,862	281,105	8,436	—	298,403
Goodwill and other intangible assets	—	37,905	7,223	—	—	45,128
Restricted cash and investments	—	16,306	—	—	—	16,306
Other assets	—	2,590	748	4	—	3,342
Investment in affiliated companies	590,721	(80,153)	—	—	(510,568)	—
Total assets	$590,721	$875,102	$703,326	$9,040	$(1,558,005)	$620,184
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$—	$3,891	$—	$—	$3,891
Customer deposits	—	—	37,587	2,046	—	39,633
Accounts payable	—	5,564	13,623	139	—	19,326
Accrued expenses and other current liabilities	1,567	45,637	15,056	529	—	62,789
Intercompany payables	317,047	597	700,048	4,084	(1,021,776)	—
Total current liabilities	318,614	51,798	770,205	6,798	(1,021,776)	125,639

Long-term debt	—	192,399	197	—	—	192,596
Other long-term liabilities	—	3,831	13,952	120	—	17,903
Deferred income taxes	—	11,939	—	—	—	11,939
Total liabilities	318,614	259,967	784,354	6,918	(1,021,776)	348,077
Shareholders’ equity	272,107	615,135	(81,028)	2,122	(536,229)	272,107
Total liabilities and shareholders’ equity	$590,721	$875,102	$703,326	$9,040	$(1,558,005)	$620,184

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Three Months Ended December 31, 2010

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$100,980	$182,505	$7,899	$(118,039)	$173,345
Cost of sales	—	77,387	121,588	4,271	(119,762)	83,484
Gross profit	—	23,593	60,917	3,628	1,723	89,861

Selling, general and administrative expenses	45	11,789	64,358	3,135	—	79,327
Restructuring and impairment charge, (credit) net	—	—	59	—	—	59
Total operating expenses	45	11,789	64,417	3,135	—	79,386
Operating income (loss)	(45)	11,804	(3,500)	493	1,723	10,475

Interest and other miscellaneous income, net	14,789	(1,916)	(16)	—	(11,689)	1,168
Interest and other related financing costs	—	2,825	77	—	—	2,902
Income (loss) before income tax expense	14,744	7,063	(3,593)	493	(9,966)	8,741
Income tax expense	—	(6,003)	—	—	—	(6,003)

Net income (loss)	$14,744	$13,066	$(3,593)	$493	$(9,966)	$14,744

Three Months Ended December 31, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$84,465	$144,000	$5,527	$(90,690)	$143,302
Cost of sales	—	69,012	96,688	2,821	(94,243)	74,278
Gross profit	—	15,453	47,312	2,706	3,553	69,024

Selling, general and administrative expenses	42	10,738	60,189	2,561	—	73,530
Restructuring and impairment charge, (credit) net	—	—	777	—	—	777
Total operating expenses	42	10,738	60,966	2,561	—	74,307
Operating income (loss)	(42)	4,715	(13,654)	145	3,553	(5,283)

Interest and other miscellaneous income, net	(3,296)	(12,550)	16	9	16,841	1,020
Interest and other related financing costs	—	2,902	76	—	—	2,978
Income (loss) before income tax expense	(3,338)	(10,737)	(13,714)	154	20,394	(7,241)
Income tax expense	—	(3,903)	—	—	—	(3,903)

Net income (loss)	$(3,338)	$(6,834)	$(13,714)	$154	$20,394	$(3,338)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Six Months Ended December 31, 2010

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$208,498	$357,475	$14,812	$(242,599)	$338,186
Cost of sales	—	159,821	240,150	7,910	(241,937)	165,944
Gross profit	—	48,677	117,325	6,902	(662)	172,242

Selling, general and administrative expenses	90	22,051	127,879	6,077	—	156,097
Restructuring and impairment charge, (credit) net	—	—	284	—	—	284
Total operating expenses	90	22,051	128,163	6,077	—	156,381
Operating income (loss)	(90)	26,626	(10,838)	825	(662)	15,861

Interest and other miscellaneous income, net	18,647	(5,841)	(29)	5	(8,457)	4,325
Interest and other related financing costs	—	5,723	153	—	—	5,876
Income (loss) before income tax expense	18,557	15,062	(11,020)	830	(9,119)	14,310
Income tax expense	—	(4,247)	—	—	—	(4,247)

Net income (loss)	$18,557	$19,309	$(11,020)	$830	$(9,119)	$18,557

Six Months Ended December 31, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$165,875	$280,996	$10,426	$(177,805)	$279,492
Cost of sales	—	135,973	191,888	5,524	(181,226)	152,159
Gross profit	—	29,902	89,108	4,902	3,421	127,333

Selling, general and administrative expenses	83	21,770	120,162	5,100	—	147,115
Restructuring and impairment charge, net	—	—	1,589	—	—	1,589
Total operating expenses	83	21,770	121,751	5,100	—	148,704
Operating income (loss)	(83)	8,132	(32,643)	(198)	3,421	(21,371)

Interest and other miscellaneous income, net	(16,834)	(31,146)	49	9	49,739	1,817
Interest and other related financing costs	—	5,807	152	—	—	5,959
Income before income tax expense	(16,917)	(28,821)	(32,746)	(189)	53,160	(25,513)
Income tax expense	—	(8,596)	—	—	—	(8,596)

Net income (loss)	$(16,917)	$(20,225)	$(32,746)	$(189)	$53,160	$(16,917)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

Six Months Ended December 31, 2010

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$8,253	$(4,790)	$(2,135)	$1,444	$—	$2,772

Cash flows from investing activities:
Capital expenditures and acquisitions	—	(387)	(2,484)	(1,286)	—	(4,157)
Proceeds from the disposal of property, plant and equipment	—	—	99	—	—	99
Decrease in restricted cash and investments	—	981	—	—	—	981
Purchases of marketable securities	—	(6,358)	—	—	—	(6,358)
Sales of marketable securities	—	1,000	—	—	—	1,000
Other	—	(218)	—	—	—	(218)
Net cash used in investing activities	—	(4,982)	(2,385)	(1,286)	—	(8,653)

Cash flows from financing activities:
Payments on long-term debt	—	(6,633)	(22)	—	—	(6,655)
Purchase and other retirements of company stock	(5,377)	—	—	—	—	(5,377)
Dividends paid	(2,876)	—	—	—	—	(2,876)
Net cash provided by (used in) financing activities	(8,253)	(6,633)	(22)	—	—	(14,908)

Effect of exchange rate changes on cash	—	—	—	(32)	—	(32)

Net decrease in cash and cash equivalents	—	(16,405)	(4,542)	126	—	(20,821)

Cash and cash equivalents — beginning of period	—	67,269	5,720	863	—	73,852

Cash and cash equivalents — end of period	$—	$50,864	$1,178	$989	$—	$53,031

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

Six Months Ended December 31, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$2,897	$25,505	$(7,501)	$(52)	$—	$20,849

Cash flows from investing activities:
Capital expenditures	—	(241)	(4,029)	(1,045)	—	(5,315)
Acquisitions	—	—	—	—	—	—
Proceeds from the disposal of property, plant and equipment	—	—	10,084	—	—	10,084
Other	—	19	—	—	—	19
Net cash used in investing activities	—	(222)	6,055	(1,045)	—	4,788

Cash flows from financing activities:
Payments on long-term debt	—	—	(21)	—	—	(21)
Increase in deferred financing costs	—	(193)	—	—	—	(193)
Proceeds from issuance of common stock	—	—	—	—	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	—	—	—
Dividends paid	(2,897)	—	—	—	—	(2,897)
Net cash provided by (used in) financing activities	(2,897)	(193)	(21)	—	—	(3,111)

Effect of exchange rate changes on cash	—	—	—	652	—	652

Net decrease in cash and cash equivalents	—	25,090	(1,467)	(445)	—	23,178

Cash and cash equivalents — beginning of period	—	47,712	3,592	1,656	—	52,960

Cash and cash equivalents — end of period	$—	$72,802	$2,125	$1,211	$—	$76,138

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

Results of Operations

Our Company and the furniture industry have been dramatically affected by the ‘Great Recession’ in the United States and abroad.  High unemployment, volatile capital markets, depressed housing markets and tight consumer spending all put negative stress on the economy, which has significantly affected our business.  In response, we took many actions that significantly reduced costs and changed many aspects of our business.  We consolidated our manufacturing footprint to seven facilities in North America where approximately 75% of our products are made. We also converted our case goods manufacturing to custom, made to order manufacturing, providing a significant differentiating factor in the market. We believe we have retained sufficient scalable capacity to meet higher volumes of demand. We consolidated our logistics for both our wholesale and retail divisions resulting in one major wholesale distribution center and 17 retail service centers operated by the Company.

We have also changed our retail footprint. Where it made sense, we consolidated multiple design centers serving the same market into one, prominently located design center and closed underperforming locations. At December 31, 2010, the Company operated 143 design centers compared with 159 at June 30, 2009. Independent retailers operated 138 design centers at December 31, 2010 compared with 134 at June 30, 2009, with fifteen more international design centers than at June 30, 2009. The increase in international design centers improved our international net sales to 5.9% of our consolidated net sales in the quarter ended December 31, 2010.

In the current fiscal year, we continue to see year-over-year improvement in new orders and had our first two consecutive quarterly profits since December 2008. We have been hiring associates to support the ramping up of production in our manufacturing, adding highly skilled interior designers in our retail division, and increasing our spending in advertising to drive consumer traffic. In taking these actions to grow the business, we remain cautious but optimistic.

Quarter Ended December 31, 2010 Compared to Quarter Ended December 31, 2009

Consolidated revenue for the three months ended December 31, 2010 increased 21.0% to $173.3 million, from $143.3 million for the three months ended December 31, 2009, with increases in both the wholesale and retail segments. Written orders and backlogs also increased over the prior year for both segments.  We attribute this growth to (i) a continued refresh of our marketing initiatives including promotional pricing and our interactive web site ethanalleninc.com, (ii) the continued use of national television media and an increase in direct mail media, emphasizing to targeted audiences our interior design services and the full line of our quality product offerings, (iii) increased use of digital communication including periodic distribution of e-magazines to increase client exposures and drive traffic to our website and design centers and (iv) the positive effects of repositioning the retail network.

Wholesale revenue for the second quarter of fiscal 2011 increased 19.3% to $100.8 million from $84.5 million in the prior year comparable period.  The increase was primarily attributable to an increase in the incoming order rate due to our special savings promotions as well as our ability to increase production through operating efficiencies and increased staffing.  These favorable factors were partially offset by a decrease in the number of total design centers globally from 284 last year to 281, and continued challenging conditions in the home furnishings market. The independently operated retail network grew by four design centers to 138 at December 31, 2010 but there were seven fewer Ethan Allen-operated design centers as noted below. There was also one less shipping day in the current quarter compared to last year.

Retail revenue from Ethan Allen-operated design centers for the three months ended December 31, 2010 increased 22.3% to $131.0 million from $107.1 million for the three months ended December 31, 2009.  We believe the increase in retail sales by Ethan Allen-operated design centers is due to our promotional marketing campaigns and the design solutions approach of our interior design professionals, our use of national television and direct mail media, our digital communications to prospective clients, and the positive effects of repositioning the retail network.  These favorable factors were partially offset by a net decline of seven Ethan Allen-operated design centers between December 31, 2009 and December 31, 2010.  We ended the current quarter with 143 Ethan Allen-operated design centers;  two were closed during the quarter.

Comparable design centers are those which have been operating for at least 15 months.  Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design centers sales in their 13th full month of Ethan Allen-owned operations.  Quarter-over-quarter, written business of Ethan Allen-operated design centers increased 5.7% while comparable design centers written business increased 10.7%. Over that same period, there was a 4.5% increase in wholesale orders. The frequency of our promotional events as well as the timing of the end of those events can impact the orders booked in a given period.

We have made considerable investment within the retail network to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of the retail design center personnel.  We believe that over time, we will continue to benefit from (i) our repositioning of the retail network, (ii) new product introductions, (iii) new marketing promotions, and our interior design affiliate (IDA) program, (iv) continued use of technology including our state-of-the-art website coupled with personal service from our design professionals, and (v) ongoing use of national television and other targeted advertising media.

Gross profit increased during the quarter to $89.9 million (51.8% of net sales) from $69.0 million (48.2% of net sales) in the prior year comparable quarter.  The 30.2% increase in gross profit was primarily attributable to (i) the increase in net sales of 21.0%, with an overall increase in shipments in both market segments, (ii) streamlined and more efficient manufacturing including lower fixed costs with fewer manufacturing plants, and (iii) net improved pricing.  The sales mix had a slightly favorable shift with retail sales representing a higher proportionate share of total sales in the current quarter (76%) compared to the prior year period (75%).

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the three months ended December 31, 2010 and 2009:

Operating expenses increased 6.8% to $79.4 million from $74.3 million in the prior year quarter and decreased as a percent of sales to 45.8% from 51.9% of sales in the prior year quarter. The dollar increase was driven primarily by higher selling and delivery costs from the higher net sales and an increase in advertising expenses.

Consolidated operating income (loss) for the three month period ended December 31, 2010 was income of $10.5 million, or 6.0% of sales, as compared to a loss of $5.3 million, or a negative 3.7% of sales, for the three months ended December 31, 2009.  This improvement of $15.8 million is due mostly to increased sales and operating efficiencies noted earlier.

Wholesale operating income for the three months ended December 31, 2010 was $9.9 million, or 9.8% of sales, as compared to $1.0 million, or 1.2% of sales, in the prior year comparable quarter. The increase of $8.9 million was primarily attributable to an increase in sales volume and operating efficiencies of our manufacturing plants and wholesale logistics operations.

Retail operating loss was $1.2 million, or a negative 0.9% of sales, for the second quarter of fiscal 2011 compared to a loss of $9.8 million, or a negative 9.1% of sales, for the second quarter of fiscal 2010.  The improvement was primarily due to higher sales and cost savings from cost cutting actions taken.

Interest and other miscellaneous income, net increased $0.1 million from the prior year comparable quarter.

Interest and other related financing costs amounted to $2.9 million in the current quarter as compared to $3.0 million in the prior year comparable quarter.  This amount consists primarily of interest expense on our senior unsecured debt.  During the current quarter $6.9 million of this debt was repurchased.

Income tax benefit for the three months ended December 31, 2010 totaled $6.0 million as compared to a benefit of $3.9 million for the three months ended December 31, 2009. Our effective tax rate for the current quarter was a negative 68.7% compared to a positive 53.9% in the prior year quarter. The current quarter effective tax rate was primarily impacted by a tax benefit from partial utilization of deferred tax assets previously subject to a full valuation allowance.  The tax benefit was decreased by the tax expense on the current quarter’s net income.  The prior period effective tax rate was primarily impacted by the tax benefit recorded on the quarterly loss for the prior year quarter.  The tax benefit was partially offset by the foreign valuation allowance on the Canadian net operating losses, state valuation allowance on certain state net operating losses, and by state income tax expense in states where the Company’s subsidiaries file on a separate company basis.

Net income (loss) for the three months ended December 31, 2010, was income of $14.7 million as compared to a loss of $3.3 million in the prior year comparable period.  This resulted in net income per diluted share of $0.51 in the current quarter compared to a loss per diluted share of $0.12 in the prior year quarter.

Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009

Consolidated revenue for the six months ended December 31, 2010 increased 21.0% to $338.2 million, from $279.5 million for the six months ended December 31, 2009, with increases in both the wholesale and retail segments for both the first and second quarters. This improvement partly reflects the strong increase in new orders, as well as our ability to increase production to service our backlog.  We attribute this growth to (i) a continued refresh of our marketing initiatives including promotional pricing and our interactive web site ethanalleninc.com, (ii) the continued use of national television media and an increase in direct mail media, emphasizing to targeted audiences our interior design services and the full line of our quality product offerings, and (iii) increased use of digital communication including periodic distribution of e-magazines to increase client exposures and drive traffic to our website and design centers and (iv) the positive effects of repositioning the retail network.

Wholesale revenue for the first six months of fiscal 2011 increased 25.7% to $208.3 million from $165.8 million in the prior year comparable period.  The increase was primarily attributable to an increase in the incoming order rate due to our special savings promotions as well as our ability to increase production through operating efficiencies and increased staffing.  These favorable factors were partially offset by a decrease in the number of total design centers globally from 284 last year to 281 and continued challenging conditions in the home furnishings market. The independently operated retail network grew by four design centers to 138 at December 31, 2010 but there were seven fewer Ethan Allen-operated design centers as noted below. There was also one less shipping day in the current six month period than last year.

Retail revenue from Ethan Allen-operated design centers for the six months ended December 31, 2010 increased 19.9% to $252.0 million from $210.3 million for the six months ended December 31, 2009.  We believe the increase in retail sales by Ethan Allen-operated design centers is due to our promotional marketing campaigns, our use of national television and direct mail media, our digital communications to prospective clients, and the positive effects of repositioning the retail network.  There was a net decrease in the number of Ethan Allen-operated design centers to 143 as of December 31, 2010 as compared to 150 as of December 31, 2009.  We closed ten design centers since December 31, 2009, including four in the current fiscal year.

Comparable design centers are those which have been operating for at least 15 months.  Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design centers sales in their 13th full month of Ethan Allen-owned operations.  Year-over-year, written business of Ethan Allen-operated design centers increased 1.4% while comparable design centers written business increased 6.9%.  Over that same period, there was a 3.1% increase in wholesale orders.

We have made considerable investment within the retail network to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of the retail design center personnel.  We believe that over time, we will benefit from (i) our repositioning of the retail network, (ii) new product introductions, (iii) new marketing initiatives such as our special savings and “one piece at a time” advertising campaigns, and our interior design affiliate (IDA) program, (iv) continued use of technology including our state-of-the-art website coupled with personal service from our design professionals, and (v) ongoing use of national television and other targeted advertising media.

Gross profit increased during the period to $172.2 million (50.9% of net sales) from $127.3 million (45.6% of net sales) in the prior year comparable period.  The 35.3% increase in gross profit was primarily attributable to (i) the increase in net sales of 21.0%, with an overall increase in shipments in both market segments, and (ii) streamlined and more efficient manufacturing, resulting in decreased fixed costs due to fewer manufacturing plants, including a $6.6 million reduction due to prior year accelerated depreciation charges related to restructuring actions, and (iii) a modest sales price increase.  The sales mix of retail sales to total sales in the period remained relatively constant (75%).

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the six months ended December 31, 2010 and 2009:

Operating expenses increased 5.2% to $156.4 million from $148.7 million in the prior year period, and decreased as a percent of sales to 46.2% from 53.2% of sales in the prior year period.  Operating expenses increased in total due to the impact of increased sales on selling expenses and an increase in advertising expenses, but were down as a percentage of sales due to the higher volume of sales.

Consolidated operating income (loss) for the six month period ended December 31, 2010 was income of $15.9 million, or 4.7% of sales, as compared to a loss of $21.4 million, or a negative 7.6% of sales, for the six months ended December 31, 2009.  This improvement of $37.2 million is due mostly to increased sales as well as cost savings realized this year.

Wholesale operating income for the six months ended December 31, 2010 was $21.8 million, or 10.5% of sales, as compared to a loss of $3.6 million, or a negative 2.2% of sales, in the prior year comparable period. The increase of $25.5 million was primarily attributable to an increase in sales volume and current year efficiencies and savings relating to the closure of certain manufacturing plants, including the accelerated depreciation incurred in the prior year.

Retail operating loss was $5.5 million, or a negative 2.2% of sales, for the first six months of fiscal 2011 compared to a loss of $21.1 million, or a negative 10.1% of sales, for the comparable period of fiscal 2010.  The improvement was primarily due to current year improvement in sales as well as cost savings due to the benefit of the cost cutting actions taken.

Interest and other miscellaneous income, net increased $2.5 million from the prior year comparable period.  The increase was primarily due to the recording of a $1.5 million out of period adjustment related to non-operating income recorded in the first quarter of the current fiscal year.

Interest and other related financing costs amounted $5.9 million in the current year and $6.0 million in the prior year.  This amount consists primarily of interest expense on our senior unsecured debt.

Income tax benefit for the six months ended December 31, 2010 totaled $4.2 million as compared to a benefit of $8.6 million for the six months ended December 31, 2009. Our effective tax rate for the current period was a negative 29.7% compared to a positive 33.7% in the prior year to date. The current period effective tax rate was primarily impacted by a tax benefit from partial utilization of deferred tax assets previously subject to a full valuation allowance.  The tax benefit was decreased by the tax expense on the current period’s net income.

Net income (loss) for the six months ended December 31, 2010, was income of $18.6 million as compared to a loss of $16.9 million in the prior year comparable period.  This resulted in net income per diluted share of $0.64 in the current period compared to a loss per diluted share of $0.58 in the prior year period.

Liquidity and Capital Resources

At December 31, 2010, we held cash and cash equivalents of $53.0 million, marketable securities of $16.3 million, and restricted cash and investments of $16.3 million.  Our principal sources of liquidity include cash and cash equivalents, marketable securities, cash flow from operations, the Facility (as defined below), and borrowings.

In September 2005, we issued $200.0 million in ten-year senior unsecured notes due 2015 (the “Senior Notes”). The Senior Notes were issued by Global, bearing an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1.  We have used the net proceeds of $198.4 million to improve our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes.  During the current fiscal year, the Company repurchased $6.9 million of the Senior Notes in several unsolicited open market transactions.

In fiscal 2009, the Company established a $60 million, three-year senior secured, asset-based, revolving credit facility (the “Facility”).  The Facility provides revolving credit financing of up to $60 million, subject to borrowing base availability. Revolving loans under the Agreement bear, at the Company’s option, interest at an annual rate of either:

(a) London Interbank Offered rate (“LIBOR”) plus 3.25% to 4.25%, based on the average availability, or

(b) the higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) a LIBOR rate plus 1.00% plus, in each case, an additional 2.25% to 3.25%, based on average availability.

The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends); sell certain assets; and make investments.  At December 31, 2010, we had no revolving loans and $1.2 million of standby letters of credit outstanding under the Facility. Remaining availability under the revolver totaled $58.8 million subject to limitations set forth in the agreement and as a result, the coverage charge ratio, or other restricted payment limitations did not apply.

As of December 31, 2010, we are in compliance with all covenants of the Facility and our Senior Notes.

A summary of net cash provided by (used in) operating, investing, and financing activities for the six month periods ended December 31, 2010 and 2009 is provided below (in millions):

	Six Months Ended December 31,
	2010	2009
Operating Activities
Net income plus depreciation and amortization	$29.5	$1.4
Working capital	(26.5)	26.6
Other (non-cash items, long-term assets and liabilities)	(0.2)	(7.2)
Total provided by operating activities	$2.8	$20.8

Investing Activities
Capital expenditures	$(4.0)	$(5.3)
Acquisitions	(0.2)	—
Asset sales	0.1	10.1
Decrease in restricted cash and investments	1.0	—
Net purchases of marketable securities	(5.4)	—
Other	(0.2)	—
Total provided by (used in) investing activities	$(8.7)	$4.8

Financing Activities
Common share repurchases	$(5.4)	$—
Early extinguishment of debt	(6.6)	—
Payment of dividends	(2.9)	(2.9)
Payment of deferred financing costs	—	(0.2)
Total used in financing activities	$(14.9)	$(3.1)

Operating Activities

Compared to the same six month period in fiscal year 2010, cash provided by operating activities decreased $18.0 million.  This occurred due to a $53.1 million decrease in cash generated from working capital (accounts receivable, inventories, prepaid and other current assets, customer deposits, payables, accrued expenses, and other current liabilities).  The decrease in cash generated from working capital was primarily attributable to (i) a $13.8 million decrease in customer deposits during the six months ended December 31, 2010 as a result of increased production to reduce the backlog,  compared to a $4.9 million increase during the six months ended December 31, 2009 (or a net decline in cash generated of $18.7 million), (ii) a prepaid and other current assets increase of $10.7 million during the six months ended December 31, 2010 due primarily to an increase in income taxes receivable related to a change in tax method, compared to a $8.0 million decrease in the comparable prior year period due to a tax refund received, and (iii) relatively steady inventory levels during the six months ended December 31, 2010 compared to substantial decreases in inventory levels which occurred during the six months ended December 31, 2009, in response to the economic environment (which resulted in a decrease in $17.2 million in cash generated from inventory in the six months ended December 31, 2010).  Partly offsetting the decrease in working capital was a $35.5 million improvement in net income (including $6.6 million in accelerated depreciation in fiscal 2010).

Investing Activities

Investing activities went from a source of funds of $4.8 during the six months ended December 31, 2009 to a use of funds of $8.7 million during the six months ended December 31, 2010.  This net change of approximately $13.5 million was primarily attributable to a decrease in proceeds from the sale of retail properties compared to the first six months of fiscal 2010, and the purchase of additional marketable securities during the first six months of fiscal

2011 in order to improve our investment earnings.  During the period ended December 31, 2010, we continued our capital spending at a reduced rate.  We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities

As compared to the same period in fiscal year 2010, $11.8 million more cash was used in financing activities during the six months ended December 31, 2010, primarily as a result of Senior Note repurchases, and the resumption of our stock repurchase activity. We repurchased $6.9 million of our Senior Notes in several unsolicited open market transactions during the first six months of fiscal 2011.  We may make additional unsolicited repurchases of our Senior Notes from time to time in the future, but we have no specific plans to do so.  We also repurchased 386,886 shares of our common stock due to our ability to generate excess cash and the favorable stock price.  The total number of shares repurchased includes shares which were repurchased in transactions initiated during the fourth quarter of fiscal year 2010 but which settled during the first quarter of fiscal year 2011.  The Company has continuously paid dividends every quarter since 1996.  On November 16, 2010, the Board declared a dividend of $0.05 per common share, payable on January 25, 2011, to shareholders of record as of January 10, 2011.  If economic conditions worsen, the Company may reduce our quarterly dividends.

As of December 31, 2010, our outstanding debt totaled $196.5 million, the current and long-term portions of which amounted to $3.9 million and $192.6 million, respectively.  The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are: $3.9 million in fiscal 2011, and less than $0.1 million in each of fiscal 2012 through 2015.  The balance of our long-term Senior Notes ($192.4 million) matures in September 2015 (fiscal 2016).

There has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended June 30, 2010 as filed with the Securities and Exchange Commission on August 19, 2010.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements.  As of December 31, 2010, we had working capital of $131.4 million compared to $114.0 million at June 30, 2010, an increase of $17.4 million (15.3%).    The Company had a current ratio of 2.0 to 1 at December 31, 2010 and 1.8 to 1 at June 30, 2010.

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

During the six months ended December 31, 2010 and 2009, we repurchased and/or retired the following shares of our common stock:

	Six Months Ended December 31,
	2010	2009
Common shares repurchased	204,286	—
Cost to repurchase common shares	$2,787,777	—
Average price per share	$13.65	—

As of December 31, 2010, we had a remaining Board authorization to repurchase 1,180,783 shares.

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

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”).  In February and June 2010, the Company modified the Program Agreement to comply with recent changes in laws and made certain other changes to fees payable to the service provider. Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. Our obligation remains in effect for the term of the Program Agreement that expires in July 2014. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of this agreement also contain a right for the credit card issuer to demand from the Company collateral of up to $12 million if the Company does not meet certain covenants.  As of December 31, 2010, the Company had established a restricted cash and investment collateral account of $6 million to satisfy the current collateral requirement.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry.  All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation.  In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of December 31, 2010, our product warranty liability totaled $0.8 million.

Business Outlook

While there have been signs of improvement in the overall economy including strong equity markets performance and slight improvements in unemployment, we cannot forecast when other economic factors important to our customer base including depressed housing values and housing turnover and tight consumer credit, all of which have a negative impact on our business, will improve meaningfully. As business conditions have gradually improved, we continue to hire for both our manufacturing and retail operations and continue to invest in incremental advertising to drive traffic to our design centers. While optimistic about our long-term outlook, we remain cautious.

As macro-economic factors change, it is also possible that our costs associated with production (including raw materials and labor), distribution (including freight and fuel charges), and retail operations (including compensation and benefits, delivery and warehousing, occupancy, and advertising expenses) may increase.  We may also experience production difficulties as we continue to increase capacity of our remaining manufacturing plants to match demand, and to improve efficiency in our custom case goods production.  We cannot reasonably predict when, or to what extent, such events may occur or what effect, if any, such events may have on our consolidated financial condition or results of operations.

The home furnishings industry remains extremely competitive with respect to both the sourcing of products and the wholesale and retail sale of those products. Domestic manufacturers continue to face pricing pressures because of the manufacturing capabilities of other countries, particularly within Asia. In response to these pressures, a large number of U.S. furniture manufacturers have increased their overseas sourcing to retain market share. While we have also turned to overseas sourcing to remain competitive, we choose to differentiate ourselves by maintaining a substantial domestic manufacturing base.  Consequently, we make and/or assemble approximately 75% of our products domestically.  We continue to believe that a balanced approach to product sourcing, which includes the domestic manufacture of certain product offerings coupled with the import of other selected products, provides the greatest degree of flexibility and is the most effective approach to ensuring that acceptable levels of quality, service and value are attained.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer (“CEO”) and the Vice President-Finance (“VPF”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and VPF, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended December 31, 2010.  The maximum number of shares that may yet be purchased under the plans or program is 1,180,783.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

DATE:	February 2, 2011	BY:	/s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE:	February 2, 2011	BY:	/s/ David R. Callen
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