Form 10-Q
period 2011-03-31
ETHAN ALLEN INTERIORS INC
filed 2011-05-05
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

At April 29, 2011, there were 28,775,873 shares of Class A Common Stock,

par value $.01, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2011	June 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,812	$73,852
Marketable securities (note 5)	12,990	11,075
Accounts receivable, less allowance for doubtful accounts of $1,051 at March 31, 2011 and $1,160 at June 30, 2010	20,174	17,105
Inventories (note 6)	131,499	134,040
Prepaid expenses and other current assets	20,532	23,620
Total current assets	256,007	259,692

Property, plant and equipment, net	295,433	305,747
Goodwill and other intangible assets (notes 8 and 9)	45,128	45,128
Restricted cash and investments (note 4)	16,377	17,318
Other assets	4,162	3,892
Total assets	$617,107	$631,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (note 10)	$3,882	$3,898
Customer deposits	53,540	52,605
Accounts payable	22,781	23,952
Accrued compensation and benefits	23,969	28,353
Accrued expenses and other current liabilities (note 7)	33,005	36,934
Total current liabilities	137,177	145,742

Long-term debt (note 10)	172,953	199,369
Other long-term liabilities	19,834	19,123
Deferred income taxes	11,157	9,084
Total liabilities	341,121	373,318

Shareholders’ equity:
Class A common stock, par value $.01, 150,000,000 shares authorized; 48,346,890 shares issued at March 31, 2011 and 48,346,607 shares issued at June 30, 2010	483	483
Class B common stock, par value $.01, 600,000 shares authorized; no shares issued and outstanding at March 31, 2011 and June 30, 2010	—	—
Preferred stock, par value $.01, 1,055,000 shares authorized; no shares issued and outstanding at March 31, 2011 and June 30, 2010	—	—
Additional paid-in capital	359,420	358,722
	359,903	359,205
Less: Treasury stock (at cost), 19,571,092 shares at March 31, 2011 and 19,414,746 shares at June 30, 2010	(582,691)	(581,331)
Retained earnings	496,755	479,341
Accumulated other comprehensive income (note 14)	2,019	1,244
Total shareholders’ equity	275,986	258,459
Total liabilities and shareholders’ equity	$617,107	$631,777

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Net sales	$162,822	$147,258	$501,008	$426,750
Cost of sales	79,753	75,231	245,697	227,390
Gross profit	83,069	72,027	255,311	199,360

Operating expenses:
Selling	39,147	37,321	118,542	109,541
General and administrative	39,056	37,129	115,758	112,024
Restructuring and impairment charge , net (note 7)	109	400	393	1,989
Total operating expenses	78,312	74,850	234,693	223,554

Operating income (loss)	4,757	(2,823)	20,618	(24,194)
Interest and other miscellaneous income, net	1,128	894	5,453	2,711
Interest and other related financing costs (note 10)	2,773	2,979	8,649	8,938

Income (loss) before income taxes	3,112	(4,908)	17,422	(30,421)

Income tax benefit (note 3)	(406)	(4,053)	(4,653)	(12,649)

Net income (loss)	$3,518	$(855)	$22,075	$(17,772)

Per share data (note 13):
Basic earnings per common share:
Net income (loss) per basic share	$0.12	$(0.03)	$0.77	$(0.61)
Basic weighted average common shares	28,751	29,016	28,753	28,953
Diluted earnings per common share:
Net income (loss) per diluted share	$0.12	$(0.03)	$0.76	$(0.61)
Diluted weighted average common shares	28,987	29,016	28,953	28,953

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	March 31,
	2011	2010
Operating activities:
Net income (loss)	$22,075	$(17,772)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,120	23,849
Compensation expense related to share-based awards	669	1,658
Provision (benefit) for deferred income taxes	15	(11,762)
Restructuring and impairment charge (benefit), net	—	(230)
(Gain) loss on disposal of property, plant and equipment	310	22
Other	(268)	162
Change in assets and liabilities, net of the effects of acquired businesses:
Accounts receivable	(3,875)	(2,639)
Inventories	3,462	16,150
Prepaid and other current assets	4,854	6,340
Other assets	473	531
Customer deposits	(90)	17,587
Accounts payable	1,418	1,663
Accrued expenses and other current liabilities	(5,288)	(695)
Other long-term liabilities	711	(1,263)
Net cash provided by operating activities	40,586	33,601

Investing activities:
Proceeds from the disposal of property, plant & equipment	145	10,256
Capital expenditures	(5,731)	(7,611)
Change in restricted cash and investments	953	(11,300)
Acquisitions	(611)	—
Purchases of marketable securities	(8,214)	(2,023)
Sales of marketable securities	6,069	—
Other	(456)	25
Net cash provided by (used in) investing activities	(7,845)	(10,653)

Financing activities:
Payments on long-term debt	(26,070)	(31)
Purchase and retirements of company stock	(5,377)	—
Proceeds from the issuance of common stock	29	—
Payment of deferred financing costs	(125)	(199)
Payment of cash dividends	(4,313)	(4,345)
Net cash used in financing activities	(35,856)	(4,575)
Effect of exchange rate changes on cash	75	592
Net increase (decrease) in cash & cash equivalents	(3,040)	18,965
Cash & cash equivalents - beginning of period	73,852	52,960
Cash & cash equivalents - end of period	$70,812	$71,925

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Nine Months Ended March 31, 2011

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at June 30, 2010	$483	$358,722	$(581,331)	$1,244	$479,341	$258,459

Issuance of common shares upon the exercise of share-based awards	—	29	—	—	—	29

Share-based compensation expense (note 12)	—	669	—	—	—	669

Purchase/retirement of 204,286 shares of company stock	—	—	(2,787)	—	—	(2,787)
Issuance of treasury shares for 401k match	—	—	1,427	—	(345)	1,082
Dividends declared on common stock	—	—	—	—	(4,316)	(4,316)

Other comprehensive income (note 14):
Currency translation adjustments	—	—	—	698	—	698
Unrealized gain (loss) on investments	—	—	—	12	—	12
Amortization of loss on derivatives	—	—	—	65	—	65
Net income	—	—	—	—	22,075	22,075
Total comprehensive income						22,850

Balance at March 31, 2011	$483	$359,420	$(582,691)	$2,019	$496,755	$275,986

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

During the third quarter of fiscal 2011, as a result of the growth of our independent retailer in China, and at their request, a separate section of an existing Ethan Allen warehouse was established by us to hold sold product on their behalf.  At March 31, 2011, $5.2 million of sold product was held in the warehouse, and are part of our net sales.  Under this arrangement, after a fixed commitment by the customer is made, the Company recognizes revenue when the sales price is fixed, collectability is reasonably assured, title and risk of ownership has passed to the customer, no specific performance obligations remain, and a fixed schedule of delivery is agreed upon and in place.  The substantial business purpose for the customer request was to provide additional warehouse space to support their business expansion plans and to reduce delivery lead times.

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

(2)         Interim Financial Presentation

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and nine months

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

ended March 31, 2011 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2010. Certain prior period amounts have been reclassified in order for them to conform to the current year’s presentation.

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

The Company’s consolidated effective tax rate was a negative 13.0% and a positive 82.6% for the three months ended March 31, 2011 and 2010 respectively, and a negative 26.7% and a positive 41.6% for the nine months ended March 31, 2011 and 2010 respectively. The current quarter effective tax rate includes tax expense on the current quarter’s net income more than offset by a tax benefit from the reduction in valuation allowance due to a decrease in deferred tax assets which were subject to a full valuation allowance. The current rate was also impacted by a net tax benefit from the expiration of certain federal statutes of limitation largely offset by additional state tax contingency reserves for various states where the Company is currently under audit.

The nine month year to date effective tax rate includes tax expense on the nine month year to date net income offset by a larger tax benefit from the reduction in valuation allowance due to a decrease in deferred tax assets which were subject to a full valuation allowance. The rate was also impacted by a net tax benefit from the expiration of certain federal statutes of limitation largely offset by additional state tax contingency reserves for various states where the Company is currently under audit. The significant decrease in the valuation allowance recorded was due primarily to a change in tax accounting methods applied in the Company’s U.S. federal tax filing for the fiscal year ended June 30, 2010 which accelerated tax expenses for depreciation, inventory and professional fees that were previously treated as deferred tax assets. This change resulted in an increase in the U.S. federal and state net operating losses (“NOL”) reported for the fiscal year ended June 30, 2010. The federal NOL was carried back to fiscal year ended June 30, 2008 and other current assets have been adjusted to record a receivable for the additional expected cash refund which has been increased to approximately $17.3 million. The cash refund was received in the quarter ended March 31, 2011.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by the taxing authorities in such major jurisdictions as the U.S., Canada, and Mexico. As of March 31, 2011, certain subsidiaries of the Company are currently under U.S. audit from 2001 through 2008. It is reasonably possible that some of these audits may be completed during the next twelve months.  It is reasonable to expect that various issues relating to uncertain tax benefits will be resolved within the next twelve months as exams are completed or as statutes expire and will impact the effective tax rate.

A full valuation allowance was established as of June 30, 2010 since the Company had a three year cumulative loss. As of March 31, 2011, the Company remains in a three year cumulative loss and the full valuation allowance remains in place, though at a reduced level after recording the impact of the changes in tax accounting methods made in the prior quarter ended December 31, 2010.  The valuation allowance at March 31, 2011 was $23.5 million vs. $36.2

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

million at June 30, 2010, and $10.2 million of the decrease is related to tax accounting method changes reported in the fiscal year ended 2010 tax returns.

Due to the economic times and recent losses and after considering both positive and negative evidence, management’s assessment is that realization of tax assets is not reasonably assured due to a lack of available objective evidence. Management will continue to assess the realizability of the tax assets based on actual and forecasted operating results on a quarterly basis, which will likely cause volatility in the effective tax rate of the Company.

(4)         Restricted Cash and Investments

At March 31, 2011, we held $16.4 million of restricted cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation and other insurance and for the benefit of the issuer of our private label credit card. These funds can be invested in high quality money market mutual funds, U.S. Treasuries and U.S. Government agency fixed income instruments, and cannot be withdrawn without the prior written consent of the secured party.  These assets are carried at cost, which approximates market value and are classified as long-term assets because they are not expected to be used within one year to fund operations.  See also Note 15, “Financial Instruments”.

(5)         Marketable Securities

At March 31, 2011, the Company held marketable securities of $13.0 million classified as current assets, consisting of U.S. municipal bonds with maturities ranging from less than one year to less than two years, which were rated A+/A1 or better by the rating services Standard & Poors (“S&P”) and Moodys Investors Service (“Moodys”) respectively. There have been no material realized or unrealized gains or losses for the nine months ended March 31, 2011. We do not believe there are any impairments considered to be other than temporary at March 31, 2011.  Also see Note 4, “Restricted Cash and Investments” and Note 15, “Financial Instruments”.

(6)         Inventories

Inventories at March 31, 2011 and June 30, 2010 are summarized as follows (in thousands):

	March 31, 2011	June 30, 2010

Finished goods	$100,406	$104,782
Work in process	9,115	8,421
Raw materials	21,978	20,837
	$131,499	$134,040

Inventories are presented net of a related valuation allowance of $1.6 million at March 31, 2011 and $2.1 million at June 30, 2010.

(7)         Restructuring and Impairment Charges

In recent years, we have announced and executed plans to consolidate our operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage. Plans announced in fiscal 2008 and 2009 had no material impact on fiscal 2011 financial statements and the balance of reserves for these actions, primarily for non-cancellable lease obligations with expirations up to 23 years, totaled $2.0 million at March 31, 2011.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8)         Business Acquisitions

From time to time the Company acquires from its independent retailers design centers in arms length transactions.  During the nine months ended March 31, 2011, the Company acquired in separate transactions four Ethan Allen retail design centers with no material impact from transactions.  There were no acquisitions completed during the nine months ended March 31, 2010.

(9)         Goodwill, Other Intangible Assets and Goodwill Impairment

There were no changes to our goodwill, other intangible assets or goodwill impairment during the nine months ended March 31, 2011.

(10)            Borrowings

Total debt obligations at March 31, 2011 and June 30, 2010 consist of the following (in thousands):

	March 31,	June 30,
	2011	2010
5.375% Senior Notes due 2015	$172,759	$199,158
Industrial revenue bonds	3,855	3,855
Other debt	221	254
Total debt	176,835	203,267
Less current maturities	3,882	3,898
Total long-term debt	$172,953	$199,369

In September 2005, we issued $200.0 million in ten-year senior unsecured notes due 2015 (the “Senior Notes”). The Senior Notes were issued by Global, bearing an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1.  We have used the net proceeds of $198.4 million to improve our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes.  During the current fiscal year, the Company repurchased $26.6 million of the Senior Notes in several unsolicited transactions.

In March 2011, the Company amended its $60 million senior secured, asset-based, revolving credit facility which was due to expire in fiscal 2012.  As amended, this facility (the “Amended Facility”) provides revolving credit financing of up to $50 million, subject to borrowing base availability, and includes a right for the Company to increase the total facility to $100 million either with existing or additional lenders subject to certain conditions.  The Amended Facility was extended by approximately four years to March 25, 2016, or to June 26, 2015 if the Company’s 5.375% long term bonds have not been refinanced. At the Company’s option, revolving loans under the Amended Facility bear interest at an annual rate of either:

(a)                   London Interbank Offered rate (“LIBOR”) plus 2.0% to 2.5%, based on the average availability, or

(b)                  The higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus, in each case, an additional 1.0% to 1.5%, based on average availability.

The Company will pay a commitment fee of 0.25% per annum on the unused portion of the Amended Facility and participation fees on issued letters of credit at an annual rate of 1.0% to 2.5%, based on the average availability and the letter of credit type.  If the average monthly availability is less than the greater of (i) 12.5% of the aggregate commitment and (ii) $6.3 million, the Company’s fixed charge coverage ratio may not be less than 1 to 1 for any period of four consecutive fiscal quarters. Certain payments are restricted if the availability of the collateral supporting the facility falls below $10 million or 20% of the facility size.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Amended Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends); sell certain assets; and make investments.  At March 31, 2011, we had no revolving loans and $0.7 million of standby and trade letters of credit outstanding under the Amended Facility. Remaining availability under the facility totaled $49.3 million subject to limitations set forth in the agreement and as a result, the coverage charge ratio, and other restricted payment limitations did not apply.

As of March 31, 2011, we are in compliance with all covenants of the Amended Facility and our Senior Notes.

(11)    Litigation

Environmental Matters

We and our subsidiaries are subject to various environmental laws and regulations. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials.

During fiscal 2009, three locations where we and/or our subsidiaries had been named as a Potentially Responsible Party (“PRP”) were resolved. In each case, we were not a major contributor based on the very small volume of waste generated by us in relation to total volume at those sites and were able to take part in de minimus settlement arrangements.  One additional site in Carroll, New York continued to be evaluated as of March 31, 2011. We believe that we are not a major contributor. Liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended may be joint and several. As such, to the extent certain named PRPs are unable, or unwilling, to accept responsibility and pay their apportioned costs, we could be required to pay in excess of our pro rata share of incurred remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liability.  As of March 31, 2011, we believe that established reserves related to these environmental contingencies are adequate to cover probable and reasonably estimable costs associated with the remediation and restoration of these sites.  We believe our currently anticipated capital expenditures for environmental control facility matters are not material.

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

(13)            Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Weighted average common shares outstanding for basic calculation	28,751	29,016	28,753	28,953
Effect of dilutive stock options and other share-based awards	236	—	200	—
Weighted average common shares outstanding adjusted for dilution calculation	28,987	29,016	28,953	28,953

As of March 31, 2011 and 2010, stock options to purchase 1,711,771 and 2,056,264 common shares, respectively, were excluded from the respective diluted earnings per share calculation because their impact was anti-dilutive.

(14)            Comprehensive Income

Our accumulated other comprehensive income, comprised of losses on certain derivative instruments and accumulated foreign currency translation adjustments, totaled $2.0 million at March 31, 2011 and $1.2 million at June 30, 2010.  Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada and Mexico. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Level 3                    Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The following section describes the valuation methodologies we use to measure different financial assets and liabilities at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Balance
Cash equivalents	$77,151	$—	$—	$77,151
Available-for-sale securities	—	23,028	—	23,028
Total	$77,151	$23,028	$—	$100,179

Cash equivalents consist of money market accounts and mutual funds in U.S. government and agency fixed income securities.  We use quoted prices in active markets for identical assets or liabilities to determine fair value.  At March 31, 2011, $6.3 million of the cash equivalents were restricted, and classified as a long-term asset.

Available-for-sale securities consist of U.S. agency bonds with a maturity of five years, and U.S. municipal bonds with maturities of less than two years.  The agency bonds are rated AAA/Aaa by S&P/Moody’s, and the municipal bonds are rated A+/A1 or better by S&P/Moodys respectively. At March 31, 2011, $10.0 million of the available-for-sale securities were restricted and classified as a long-term asset.  We obtain fair value based upon quoted prices for similar instruments in active markets.  As of March 31, 2011, there were no material gross unrealized gains or losses on available-for-sale securities.

As of March 31, 2011, the contractual maturities of our available-for-sale investments were as follows:

	Cost	Estimated Fair Value
Due in one year or less	$6,005	$6,085
Due after one year through five years	$16,824	$16,943

No investments have been in a continuous loss position for more than one year, and no other-than-temporary impairments were recognized.  Also see note 4, “Restricted Cash and Investments”, and note 5, “Marketable Securities”.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We measure certain assets at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the nine months ended March 31, 2011, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis.

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

We evaluate performance of the respective segments based upon revenues and operating income. While the manner in which our home furnishings and accessories are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different.  Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other).  The allocation of retail sales by product line is reasonably similar to that of the wholesale segment.  A breakdown of wholesale sales by these product lines for the three and nine months ended March 31, 2011 and 2010 is provided as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Case Goods	43%	40%	40%	40%
Upholstered Products	41%	46%	45%	45%
Home Accessories and Other	16%	14%	15%	15%
	100%	100%	100%	100%

Segment information for the three and nine months ended March 31, 2011 and 2010 is provided below (in thousands):

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net sales:
Wholesale segment	$104,119	$96,594	$312,467	$262,374
Retail segment	117,029	107,113	369,066	317,386
Elimination of inter-company sales	(58,326)	(56,449)	(180,525)	(153,010)
Consolidated Total	$162,822	$147,258	$501,008	$426,750

Operating income (loss):
Wholesale segment (1)	$13,253	$6,737	$35,076	$3,099
Retail segment (2)(3)	(7,271)	(10,366)	(12,767)	(31,507)
Adjustment of inter-company profit (4)	(1,225)	806	(1,691)	4,214
Consolidated Total	$4,757	$(2,823)	$20,618	$(24,194)

Capital expenditures:
Wholesale segment	$1,450	$1,319	$4,136	$2,955
Retail segment	309	977	1,595	4,656
Acquisitions (5)(6)	426	—	611	—
Consolidated Total	$2,185	$2,296	$6,342	$7,611

	March 31,	June 30,
	2011	2010
Total assets
Wholesale segment	$302,983	$296,363
Retail segment	341,064	360,413
Inventory profit elimination (7)	(26,940)	(24,999)
Consolidated Total	$617,107	$631,777

(1)	Operating income (loss) for the wholesale segment for the nine months ended March 31, 2010 includes a pre-tax restructuring and impairment net recovery of $0.2 million.
(2)	Operating income (loss) for the retail segment for the three months ended March 31, 2011 and 2010 includes pre-tax restructuring and impairment charges of $0.1 million and $0.4 million, respectively.
(3)	Operating income (loss) for the retail segment for the nine months ended March 31, 2011 and 2010 includes pre-tax restructuring and impairment charges of $0.4 million and $2.2 million, respectively.
(4)	Represents the change in wholesale profit contained in Ethan Allen operated design center inventory at the end of the period.
(5)	Acquisitions for the three months ended March 31, 2011 include the purchase of two retail design centers.
(6)	Acquisitions for the nine months ended March 31, 2011 include the purchase of four retail design centers.
(7)	Represents the wholesale profit contained in Ethan Allen operated design center inventory that has not yet been realized. These profits are realized when the related inventory is sold.

At March 31, 2011, there were 64 independent retail design centers located outside the United States compared with 50 at March 31, 2010.  Approximately 7.0% of our net sales during the current nine months were derived from sales to these retail design centers compared with less than five percent in the prior year.

(17)            Subsequent Events

Ethan Allen’s Board of Directors on April 27, 2011 declared a quarterly cash dividend of $0.07 per share, which will be payable to shareholders of record as of July 11, 2011 and paid on July 25, 2011.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(18)            Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements during the nine months ended March 31, 2011 or impending accounting changes that are expected to have a material effect on the Company’s financial statements.

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

The following tables set forth the condensed consolidating balance sheets as of March 31, 2011 and June 30, 2010, the condensed consolidating statements of operations for the three and nine months ended March 31, 2011 and 2010, and the condensed consolidating statements of cash flows for the nine months ended March 31, 2011 and 2010 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

March 31, 2011

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$64,516	$5,346	$950	$—	$70,812
Marketable securities	—	12,990	—	—	—	12,990
Accounts receivable, net	—	19,048	335	791	—	20,174
Inventories	—	—	153,750	4,689	(26,940)	131,499
Prepaid expenses and other current assets	—	5,172	14,697	663	—	20,532
Intercompany receivables	—	781,394	247,638	(7,112)	(1,021,920)	—
Total current assets	—	883,120	421,766	(19)	(1,048,860)	256,007

Property, plant and equipment, net	—	8,371	277,684	9,378	—	295,433
Goodwill and other intangible assets	—	37,905	7,223	—	—	45,128
Restricted cash and investments	—	16,377	—	—	—	16,377
Other assets	—	3,409	753	—	—	4,162
Investment in affiliated companies	594,977	(90,239)	—	—	(504,738)	—
Total assets	$594,977	$858,943	$707,426	$9,359	$(1,553,598)	$617,107
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$—	$3,882	$—	$—	$3,882
Customer deposits	—	—	51,043	2,497	—	53,540
Accounts payable	—	8,115	14,409	257	—	22,781
Accrued expenses and other current liabilities	1,579	40,118	14,713	564	—	56,974
Intercompany payables	317,412	597	700,116	3,795	(1,021,920)	—
Total current liabilities	318,991	48,830	784,163	7,113	(1,021,920)	137,177

Long-term debt	—	172,759	194	—	—	172,953
Other long-term liabilities	—	5,909	13,809	116	—	19,834
Deferred income taxes	—	11,157	—	—	—	11,157
Total liabilities	318,991	238,655	798,166	7,229	(1,021,920)	341,121
Shareholders’ equity	275,986	620,288	(90,740)	2,130	(531,678)	275,986
Total liabilities and shareholders’ equity	$594,977	$858,943	$707,426	$9,359	$(1,553,598)	$617,107

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Three Months Ended March 31, 2011

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$104,481	$167,548	$6,692	$(115,899)	$162,822
Cost of sales	—	78,061	112,671	3,641	(114,620)	79,753
Gross profit	—	26,420	54,877	3,051	(1,279)	83,069

Selling, general and administrative expenses	45	10,330	64,404	3,424	—	78,203
Restructuring and impairment charge, (credit) net	—	—	109	—	—	109
Total operating expenses	45	10,330	64,513	3,424	—	78,312
Operating income (loss)	(45)	16,090	(9,636)	(373)	(1,279)	4,757

Interest and other miscellaneous income, net	3,563	(8,956)	(1)	(1)	6,523	1,128
Interest and other related financing costs	—	2,698	75	—	—	2,773
Income (loss) before income tax expense	3,518	4,436	(9,712)	(374)	5,244	3,112
Income tax expense	—	(406)	—	—	—	(406)

Net income (loss)	$3,518	$4,842	$(9,712)	$(374)	$5,244	$3,518

Three Months Ended March 31, 2010

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$96,955	$152,446	$5,630	$(107,773)	$147,258
Cost of sales	—	74,425	106,339	3,033	(108,566)	75,231
Gross profit	—	22,530	46,107	2,597	793	72,027

Selling, general and administrative expenses	67	9,732	61,953	2,698	—	74,450
Restructuring and impairment charge, (credit) net	—	—	400	—	—	400
Total operating expenses	67	9,732	62,353	2,698	—	74,850
Operating income (loss)	(67)	12,798	(16,246)	(101)	793	(2,823)

Interest and other miscellaneous income, net	(788)	(15,519)	12	—	17,189	894
Interest and other related financing costs	—	2,903	76	—	—	2,979
Income (loss) before income tax expense	(855)	(5,624)	(16,310)	(101)	17,982	(4,908)
Income tax expense	—	(4,053)	—	—	—	(4,053)

Net income (loss)	$(855)	$(1,571)	$(16,310)	$(101)	$17,982	$(855)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Nine Months Ended March 31, 2011

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$312,979	$525,023	$21,504	$(358,498)	$501,008
Cost of sales	—	237,882	352,821	11,551	(356,557)	245,697
Gross profit	—	75,097	172,202	9,953	(1,941)	255,311

Selling, general and administrative expenses	135	32,381	192,283	9,501	—	234,300
Restructuring and impairment charge, (credit) net	—	—	393	—	—	393
Total operating expenses	135	32,381	192,676	9,501	—	234,693
Operating income (loss)	(135)	42,716	(20,474)	452	(1,941)	20,618

Interest and other miscellaneous income, net	22,210	(14,797)	(30)	4	(1,934)	5,453
Interest and other related financing costs	—	8,421	228	—	—	8,649
Income (loss) before income tax expense	22,075	19,498	(20,732)	456	(3,875)	17,422
Income tax expense	—	(4,653)	—	—	—	(4,653)

Net income (loss)	$22,075	$24,151	$(20,732)	$456	$(3,875)	$22,075

Nine Months Ended March 31, 2010

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$262,830	$433,442	$16,056	$(285,578)	$426,750
Cost of sales	—	210,398	298,227	8,557	(289,792)	227,390
Gross profit	—	52,432	135,215	7,499	4,214	199,360

Selling, general and administrative expenses	150	31,502	182,115	7,798	—	221,565
Restructuring and impairment charge, net	—	—	1,989	—	—	1,989
Total operating expenses	150	31,502	184,104	7,798	—	223,554
Operating income (loss)	(150)	20,930	(48,889)	(299)	4,214	(24,194)

Interest and other miscellaneous income, net	(17,622)	(46,665)	61	9	66,928	2,711
Interest and other related financing costs	—	8,710	228	—	—	8,938
Income before income tax expense	(17,772)	(34,445)	(49,056)	(290)	71,142	(30,421)
Income tax expense	—	(12,649)	—	—	—	(12,649)

Net income (loss)	$(17,772)	$(21,796)	$(49,056)	$(290)	$71,142	$(17,772)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

Nine Months Ended March 31, 2011

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$9,661	$25,531	$3,709	$1,685	$—	$40,586

Cash flows from investing activities:
Capital expenditures	—	(473)	(3,585)	(1,673)	—	(5,731)
Acquisitions	—	—	(611)	—	—	(611)
Proceeds from the disposal of property, plant and equipment	—	—	145	—	—	145
Decrease in restricted cash and investments	—	953	—	—	—	953
Purchases of marketable securities	—	(8,214)	—	—	—	(8,214)
Sales of marketable securities	—	6,069	—	—	—	6,069
Other	—	(456)	—	—	—	(456)
Net cash used in investing activities	—	(2,121)	(4,051)	(1,673)	—	(7,845)

Cash flows from financing activities:
Payments on long-term debt	—	(26,038)	(32)	—	—	(26,070)
Purchase and other retirements of company stock	(5,377)	—	—	—	—	(5,377)
Proceeds from issuance of common stock	29	—	—	—	—	29
Increase in deferred financing costs	—	(125)	—	—	—	(125)
Dividends paid	(4,313)	—	—	—	—	(4,313)
Net cash provided by (used in) financing activities	(9,661)	(26,163)	(32)	—	—	(35,856)

Effect of exchange rate changes on cash	—	—	—	75	—	75

Net decrease in cash and cash equivalents	—	(2,753)	(374)	87	—	(3,040)

Cash and cash equivalents — beginning of period	—	67,269	5,720	863	—	73,852

Cash and cash equivalents — end of period	$—	$64,516	$5,346	$950	$—	$70,812

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

Nine Months Ended March 31, 2010

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$4,345	$35,836	$(6,668)	$88	$—	$33,601

Cash flows from investing activities:
Capital expenditures	—	(286)	(5,445)	(1,880)	—	(7,611)
Acquisitions	—	—	—	—	—	—
Proceeds from the disposal of property, plant and equipment	—	—	10,256	—	—	10,256
Increase in restricted cash and investments	—	(11,300)	—	—	—	(11,300)
Purchase of marketable securities	—	(2,023)	—	—	—	(2,023)
Other	—	25	—	—	—	25
Net cash used in investing activities	—	(13,584)	4,811	(1,880)	—	(10,653)

Cash flows from financing activities:
Payments on long-term debt	—	—	(31)	—	—	(31)
Increase in deferred financing costs	—	(199)	—	—	—	(199)
Dividends paid	(4,345)	—	—	—	—	(4,345)
Net cash provided by (used in) financing activities	(4,345)	(199)	(31)	—	—	(4,575)

Effect of exchange rate changes on cash	—	—	—	592	—	592

Net decrease in cash and cash equivalents	—	22,053	(1,888)	(1,200)	—	18,965

Cash and cash equivalents — beginning of period	—	47,712	3,592	1,656	—	52,960

Cash and cash equivalents — end of period	$—	$69,765	$1,704	$456	$—	$71,925

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

Critical Accounting Policies

The Company’s consolidated financial statements are based on the accounting policies used.  Certain accounting polices require that estimates and assumptions be made by management for use in the preparation of the financial statements.  Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results and that require subjective or complex estimates by management.  During the quarter, the Company’s critical accounting policy regarding revenue recognition was modified as described below.  For information regarding the Company’s other critical accounting policies, see the Company’s 2010 Annual Report on Form 10-K filed with the SEC on August 19, 2010.

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

During the third quarter of fiscal 2011, as a result of the growth of our independent retailer in China, and at their request, a separate section of an existing Ethan Allen warehouse was established by us to hold sold product on their behalf.  At March 31, 2011, $5.2 million of sold product was held in the warehouse, and are part of our net sales.  Under this arrangement, after a fixed commitment by the customer is made, the Company recognizes revenue when the sales price is fixed, collectability is reasonably assured, title and risk of ownership has passed to the customer, no specific performance obligations remain, and a fixed schedule of delivery is agreed upon and in place.  The substantial business purpose for the customer request was to provide additional warehouse space to support their business expansion plans and to reduce delivery lead times.

Results of Operations

Our Company and the furniture industry are slowly recovering from the ‘Great Recession’ in the United States and abroad.  Unemployment remains high, capital markets volatile, and housing markets remain well below pre-Great Recession levels.  Despite this, we see consumer spending slowly improving.  The many actions we have taken to significantly reduce costs have allowed us to return to profitability, by changing many aspects of our business.  We consolidated our manufacturing footprint to seven facilities in North America where more than 70% of our products are made. We also converted our case goods manufacturing to custom, made to order manufacturing, providing a significant differentiating factor in the market. We believe we have retained sufficient scalable capacity domestically and abroad to meet higher volumes of demand. We consolidated our logistics for both our wholesale and retail divisions resulting in one major wholesale distribution center and 17 retail service centers operated by the Company.

We have also changed our retail footprint. Where it made sense, we consolidated multiple design centers serving the same market into one, prominently located design center and closed underperforming locations. At March 31, 2011, the Company operated 145 design centers compared with 159 at June 30, 2009. Independent retailers operated 136 design centers at March 31, 2011 compared with 134 at June 30, 2009, with eighteen more international design centers than at June 30, 2009. The increase in international design centers improved our international net sales to 7.0% of our consolidated net sales in the quarter ended March 31, 2011, with most of the improvement coming from China.

We continue to see improvement in consumer spending.  For both our wholesale and retail business segments, we’ve had five consecutive quarters of year over year sales growth.  The Company’s written business for the quarter was the highest since the quarter ended June 2008.  We’ve also had our first three consecutive quarterly profits since December 2008.  We have been hiring associates to support the ramping up of production in our manufacturing.  We have been adding highly skilled interior designers in our retail division, and continuing our spending in marketing and advertising to drive consumer traffic. In taking these actions to grow the business, we remain cautious but optimistic.

Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010

Consolidated revenue for the three months ended March 31, 2011 increased 10.6% to $162.8 million, from $147.3 million for the three months ended March 31, 2010, with increases in both the wholesale and retail segments. Written orders and backlogs also increased over the prior year for both segments.  We attribute this growth to (i) continued new and innovative marketing initiatives including promotional pricing and our interactive web site ethanalleninc.com, (ii) a significant increase in both national television and direct mail media, where we continue to emphasize to our target audience our interior design services and the full line of our quality product offerings, (iii) increased use of digital communication including periodic distribution of e-magazines to increase client exposures and drive traffic to our website and design centers, (iv) an increase in the number of our highly skilled interior designers and other retail associates, and (v) our continued repositioning of the retail network.

Wholesale revenue for the third quarter of fiscal 2011 increased 7.8% to $104.1 million from $96.6 million in the prior year comparable period.  The increase was primarily attributable to an increase in the incoming order rate due to promotional activities, our ability to increase production through operating efficiencies, staffing increases, and to a lesser extent, an increase in the number of total design centers globally from 278 last year to 281.  These favorable factors were partially offset by continued challenging conditions in the home furnishings market. The independently operated retail network grew by four design centers to 136 at March 31, 2011 but there was one less

Ethan Allen-operated design center.  There was also one additional shipping day in the current quarter compared to last year. Included in wholesale revenue is $5.2 million awaiting delivery to a customer in China pursuant to a warehouse arrangement described under “Critical Accounting Policies, Revenue Recognition” above.

Retail revenue from Ethan Allen-operated design centers for the three months ended March 31, 2011 increased 9.3% to $117.0 million from $107.1 million for the three months ended March 31, 2010.  We believe the increase in retail sales by Ethan Allen-operated design centers is due to our promotional marketing campaigns and the design solutions approach of our interior design professionals, increases in both our national television and direct mail media campaigns, our digital communications to prospective clients, the positive effects of repositioning the retail network, and an increase in the number of highly skilled interior designers and other retail associates.  These favorable factors were partially offset by a net decline of one Ethan Allen-operated design center between March 31, 2010 and March 31, 2011.  We ended the current quarter with 145 Ethan Allen-operated design centers; including five acquired from independent dealers since March 31, 2010.

Comparable design centers are those which have been operating for at least 15 months.  Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design centers sales in their 13th full month of Ethan Allen-owned operations.  Quarter-over-quarter, written business of Ethan Allen-operated design centers increased 11.4% while comparable design centers written business increased 13.4%. Over that same period, there was a 20.6% increase in wholesale orders. The frequency of our promotional events as well as the timing of the end of those events can impact the orders booked during a given quarter.

We have made considerable investment within the retail network to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of the retail design center personnel.  We believe that over time, we will continue to benefit from (i) our repositioning of the retail network, (ii) new product introductions, (iii) new marketing promotions, and our interior design affiliate (IDA) program, (iv) continued use of technology including our state-of-the-art website coupled with personal service from our design professionals, and (v) ongoing use of targeted advertising media.

Gross profit increased during the quarter to $83.1 million (51.0% of net sales) from $72.0 million (48.9% of net sales) in the prior year comparable quarter.  The 15.4% increase in gross profit was primarily attributable to (i) streamlined and more efficient manufacturing including lower fixed costs with fewer manufacturing plants this year, whereas during the prior year both the ramping up of upholstery production and the transition to custom case goods were under way, (ii) an overall increase in net sales of 10.6%, with increases in shipments in both market segments, and (iii) net improved pricing.  The sales mix had a slightly unfavorable shift with retail sales representing a lower proportionate share of total sales in the current quarter (72%) compared to the prior year period (73%).

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the three months ended March 31, 2011 and 2010:

Operating expenses increased 4.6% in absolute terms to $78.3 million from $74.9 million in the prior year quarter, but decreased as a percent of sales to 48.1% from 50.8% of sales in the prior year quarter. The dollar increase was driven primarily by higher selling and delivery costs from the higher net sales and a 31% increase in advertising expenses, primarily an increase in direct mail campaigns.

Consolidated operating income (loss) for the three month period ended March 31, 2011 was income of $4.8 million, or 2.9% of sales, as compared to a loss of $2.8 million, or a negative 1.9% of sales, for the three months ended March 31, 2010.  This improvement of $7.6 million is due mostly to the increased sales and operating efficiencies noted earlier.

Wholesale operating income for the three months ended March 31, 2011 was $13.3 million, or 12.7% of sales, as compared to $6.7 million, or 7.0% of sales, in the prior year comparable quarter. The increase was primarily attributable to an increase in sales volume and operating efficiencies of our manufacturing plants and wholesale logistics operations.

Retail operating loss was $7.3 million, or a negative 6.2% of sales, for the third quarter of fiscal 2011 compared to a loss of $10.4 million, or a negative 9.7% of sales, for the third quarter of fiscal 2010.  The improvement was primarily due to higher sales and cost savings from cost cutting actions taken, which were partly offset by costs related to the increase in the number of retail associates.

Interest and other miscellaneous income, net increased $0.2 million from the prior year comparable quarter.

Interest and other related financing costs amounted to $2.8 million in the current quarter as compared to $3.0 million in the prior year comparable quarter.  This amount consists primarily of interest expense on our senior unsecured debt.  During the current quarter, an aggregate of $19.8 million of this debt was repurchased in unsolicited transactions.

Income tax benefit for the three months ended March 31, 2011 totaled $0.4 million as compared to a benefit of $4.1 million for the three months ended March 31, 2010. Our effective tax rate for the current quarter was a negative 13.0% compared to a positive 82.6% in the prior year quarter. The current quarter effective tax rate includes tax expense on the current quarter’s net income more than offset by a tax benefit from the reduction in valuation allowance due to a decrease in deferred tax assets which were subject to a full valuation allowance. The current rate was also impacted by a net tax benefit from the expiration of certain federal statutes of limitation largely offset by additional state tax contingency reserves for various states where the Company is currently under audit.

The prior period effective tax rate was primarily impacted by the tax benefit recorded on the quarterly loss for the prior year quarter.  The tax benefit was partially offset by the foreign valuation allowance on the Canadian net operating losses, state valuation allowance on certain state net operating losses, and by state income tax expense in states where the Company’s subsidiaries filed on a separate company basis. The prior period rate was also impacted by a net tax benefit from the expiration of certain statutes of limitation causing certain unrecognized tax benefits to be recognized.

Net income (loss) for the three months ended March 31, 2011, was income of $3.5 million as compared to a loss of $0.9 million in the prior year comparable period.  This resulted in net income per diluted share of $0.12 in the current quarter compared to a loss per diluted share of $0.03 in the prior year quarter.

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010

Consolidated revenue for the nine months ended March 31, 2011 increased 17.4% to $501.0 million, from $426.8 million for the nine months ended March 31, 2010, with increases in both the wholesale and retail segments for all three quarters. This improvement partly reflects the strong increase in new orders, as well as our ability to increase production to service our backlog.  We attribute this growth to (i) continued new and innovative marketing initiatives including promotional pricing and our interactive web site ethanalleninc.com, (ii) the continued use of national television media and an increase in direct mail media, emphasizing to targeted audiences our interior design services and the full line of our quality product offerings, (iii) increased use of digital communication including periodic distribution of e-magazines to increase client exposures and drive traffic to our website and design centers, and (iv) the positive effects of repositioning the retail network.

Wholesale revenue for the first nine months of fiscal 2011 increased 19.1% to $312.5 million from $262.4 million in the prior year comparable period.  The increase was primarily attributable to an increase in the incoming order rate due to our special savings promotions as well as our ability to increase production through operating efficiencies, and increased staffing.  These favorable factors also included an increase in the number of total design centers globally from 278 last year to 281. The independently operated retail network grew by four design centers to 136 at March 31, 2011 but there was one less Ethan Allen-operated design center as noted below. The number of shipping days was constant in both the current and prior nine month period.

Retail revenue from Ethan Allen-operated design centers for the nine months ended March 31, 2011 increased 16.3% to $369.1 million from $317.4 million for the nine months ended March 31, 2010.  We believe the increase in retail sales by Ethan Allen-operated design centers is due to our promotional marketing campaigns, our use of national television and direct mail media campaigns, our digital communications to prospective clients, and the positive effects of repositioning the retail network.  There was a net decrease in the number of Ethan Allen-operated design centers to 145 as of March 31, 2011 as compared to 146 as of March 31, 2010.  We closed six design centers since March 31, 2010, including four in the current fiscal year.

Comparable design centers are those which have been operating for at least 15 months.  Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design centers sales in their 13th full month of Ethan Allen-owned operations.  Year-over-year, written business of Ethan Allen-operated design centers increased 5.2% while comparable design centers written business increased 9.4%.  Over that same period, there was a 9.7% increase in wholesale orders.

We have made considerable investment within the retail network to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of the retail design center personnel.  We believe that over time, we will benefit from (i) our repositioning of the retail network, (ii) new product introductions, (iii) new marketing promotions, and our interior design affiliate (IDA) program, (iv) continued use of technology including our state-of-the-art website coupled with personal service from our design professionals, and (v) ongoing use of targeted advertising media.

Gross profit increased during the period to $255.3 million (51.0% of net sales) from $199.4 million (46.7% of net sales) in the prior year comparable period.  The 28.1% increase in gross profit was primarily attributable to (i) the increase in net sales of 17.4%, with an overall increase in shipments in both market segments, (ii) streamlined and more efficient manufacturing, resulting in decreased fixed costs due to fewer manufacturing plants than in the prior year, (iii) a $6.6 million reduction due to accelerated depreciation charges in the prior year related to restructuring actions that did not recur in the current year, and (iv) a modest sales price increase.

Operating profit, the elements of which are discussed in greater detail below, was impacted by the following items during the nine months ended March 31, 2011 and 2010:

Operating expenses increased 5.0% in absolute terms to $234.7 million from $223.6 million in the prior year period, but decreased as a percent of sales to 46.8% from 52.4% of sales in the prior year period.  Operating expenses increased on higher variable selling expenses on the higher net sales and increased advertising expenses, but were down as a percentage of sales.

Consolidated operating income (loss) for the nine month period ended March 31, 2011 was income of $20.6 million, or 4.1% of sales, as compared to a loss of $24.2 million, or a negative 5.7% of sales, for the nine months ended March 31, 2010.  This improvement of $44.8 million is due mostly to the increased sales and operating efficiencies realized this year, and the absence in the current year of the $6.6 million accelerated depreciation incurred in the prior year.

Wholesale operating income for the nine months ended March 31, 2011 was $35.1 million, or 11.2% of sales, as compared to $3.1 million, or 1.2% of sales, in the prior year comparable period. The increase of $32.0 million was primarily attributable to an increase in sales volume and current year efficiencies and savings relating to the closure of certain manufacturing plants, as well as the absence in the current year of the $6.6 million accelerated depreciation incurred in the prior year.

Retail operating loss was $12.8 million, or a negative 3.5% of sales, for the first nine months of fiscal 2011 compared to a loss of $31.5 million, or a negative 9.9% of sales, for the comparable period of fiscal 2010.  The improvement was primarily due to current year improvement in sales as well as cost savings from the cost cutting actions taken.

Interest and other miscellaneous income, net increased $2.7 million from the prior year comparable period.  The increase was primarily due to the recording of a $1.5 million out of period adjustment related to non-operating income recorded in the first quarter of the current fiscal year.

Interest and other related financing costs were $8.6 million in the current year and $8.9 million in the prior year.  This amount consists primarily of interest expense on our senior unsecured debt.

Income tax benefit for the nine months ended March 31, 2011 totaled $4.6 million as compared to a benefit of $12.6 million for the nine months ended March 31, 2010. Our effective tax rate for the current period was a negative 26.7% compared to a positive 41.6% in the prior year to date. The nine month year to date effective tax rate includes tax expense on the nine month year to date net income offset by a larger tax benefit from the reduction in valuation allowance due to a decrease in deferred tax assets which were subject to a full valuation allowance. The rate was also impacted by a net tax benefit from the expiration of certain federal statutes of limitation largely offset by additional state tax contingency reserves for various states where the Company is currently under audit.

The prior period effective tax rate is primarily related to the tax benefit on the prior period loss. The tax benefit was partially offset by the foreign valuation allowance on the Canadian net operating losses, by state valuation allowance on certain state net operating losses and by state income tax expense in states where the Company’s subsidiaries filed on a separate company basis.  The prior period rate was also impacted by a net tax benefit from the expiration of certain statutes of limitation causing certain unrecognized tax benefits to be recognized.

Net income (loss) for the nine months ended March 31, 2011, was income of $22.1 million as compared to a loss of $17.8 million in the prior year comparable period.  This resulted in net income per diluted share of $0.76 in the current period compared to a loss per diluted share of $0.61 in the prior year period.

Liquidity and Capital Resources

At March 31, 2011, we held cash and cash equivalents of $70.8 million, marketable securities of $13.0 million, and restricted cash and investments of $16.4 million.  Our principal sources of liquidity include cash and cash equivalents, marketable securities, cash flow from operations, amounts available under our Amended Facility (as defined below), and other borrowings.

In September 2005, we issued $200.0 million in ten-year senior unsecured notes due 2015 (the “Senior Notes”). The Senior Notes were issued by Global, bearing an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1.  We have used the net proceeds of $198.4 million to improve our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes.  During the current fiscal year, the Company repurchased $26.6 million of the Senior Notes in several unsolicited transactions.

In March 2011, the Company amended its $60 million senior secured, asset-based, revolving credit facility which was due to expire in fiscal 2012.  As amended, this facility (the “Amended Facility”) provides revolving credit financing of up to $50 million, subject to borrowing base availability, and includes a right for the Company to increase the total facility to $100 million either with existing or additional lenders subject to certain conditions.  The Amended Facility was extended by approximately four years to March 25, 2016, or to June 26, 2015 if the Company’s 5.375% long term bonds have not been refinanced. At the Company’s option, revolving loans under the Amended Facility bear interest at an annual rate of either:

(a)                   London Interbank Offered rate (“LIBOR”) plus 2.0% to 2.5%, based on the average availability, or

(b)                  The higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus, in each case, an additional 1.0% to 1.5%, based on average availability.

The Company will pay a commitment fee of 0.25% per annum on the unused portion of the Amended Facility and participation fees on issued letters of credit at an annual rate of 1.0% to 2.5%, based on the average availability and the letter of credit type.  If the average monthly availability is less than the greater of (i) 12.5% of the aggregate commitment and (ii) $6.3 million, the Company’s fixed charge coverage ratio may not be less than 1 to 1 for any period of four consecutive fiscal quarters. Certain payments are restricted if the availability of the collateral supporting the facility falls below $10 million or 20% of the facility size.

The Amended Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends); sell certain assets; and make investments.  At March 31, 2011, we had no revolving loans and $0.7 million of standby and trade letters of credit outstanding under the Amended Facility. Remaining availability under the facility totaled $49.3 million subject to limitations set forth in the agreement and as a result, the coverage charge ratio, and other restricted payment limitations did not apply.

As of March 31, 2011, we are in compliance with all covenants of the Amended Facility and our Senior Notes.

A summary of net cash provided by (used in) operating, investing, and financing activities for the nine month periods ended March 31, 2011 and 2010 is provided below (in millions):

	Nine Months Ended
	March 31,
	2011	2010
Operating Activities
Net income plus depreciation and amortization	$38.2	$6.1
Working capital	0.5	38.4
Other (non-cash items, long-term assets and liabilities)	1.9	(10.9)
Total provided by operating activities	$40.6	$33.6

Investing Activities
Capital expenditures	$(5.7)	$(7.6)
Acquisitions	(0.6)	—
Asset sales	0.1	10.3
Change in restricted cash and investments	1.0	(11.3)
Net purchases of marketable securities	(2.1)	(2.0)
Other	(0.5)	—
Total provided by (used in) investing activities	$(7.8)	$(10.6)

Financing Activities
Common share repurchases	$(5.4)	$—
Early extinguishment of debt	(26.1)	—
Payment of dividends	(4.3)	(4.4)
Payment of deferred financing costs	(0.1)	(0.2)
Total used in financing activities	$(35.9)	$(4.6)

Operating Activities

The following discussion compares the nine month period ended March 31 2011 to the nine month period ended March 31, 2010.  Cash provided by operating activities increased $7.0 million in the current fiscal period.  This occurred due to a $39.8 million improvement in net income, driven primarily by a $74.3 million (17.4%) increase in sales, and operating efficiencies.  This was partly offset by a $37.9 million decrease in cash generated from working capital (accounts receivable, inventories, prepaid and other current assets, customer deposits, payables, accrued expenses, and other current liabilities).  The decrease in cash generated from working capital was primarily attributable to lower benefit from changes in customer deposits and inventories in the current year.

Investing Activities

Comparing the same nine month periods in fiscal year 2011 to fiscal 2010, $2.8 million less was spent during fiscal 2011 in investing activities.  This reduction in spending was primarily attributable to two events that occurred in the prior fiscal year.  We transferred $11.3 million of cash into a restricted cash investment account and cancelled a letter of credit for the same amount, on which we had been paying interest.  This was partly offset by proceeds from the disposal of real estate properties.  During fiscal 2011 , we continued our capital spending at a reduced rate.  We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities

As compared to the same period in fiscal year 2010, $31.3 million more cash was used in financing activities during the nine months ended March 31, 2011, primarily due to the $26.6 million of Senior Note repurchases and $5.4 million of stock repurchases settled in fiscal 2011.  The Company has continuously paid dividends every quarter since 1996 and we expect to continue to do so as economic conditions and liquidity permit.

As of March 31, 2011, our outstanding debt totaled $176.8 million, the current and long-term portions of which amounted to $3.9 million and $173.0 million, respectively.  The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are: $3.9 million in fiscal 2011, and less than $0.1 million in each of fiscal 2012 through 2015.  The balance of our long-term Senior Notes ($172.8 million) matures in September 2015 (fiscal 2016).

There has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended June 30, 2010 as filed with the Securities and Exchange Commission on August 19, 2010.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements.  As of March 31, 2011, we had working capital of $118.8 million compared to $114.0 million at June 30, 2010, an increase of $4.8 million (4.2%).    The Company had a current ratio of 1.9 to 1 at March 31, 2011 and 1.8 to 1 at June 30, 2010.

In addition to using available cash to fund changes in working capital, necessary capital expenditures, acquisition activity, the repayment of debt, the payment of dividends and debt repurchases, we have been authorized by our Board of Directors to repurchase our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. All of our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity.

During the nine months ended March 31, 2011 and 2010, we repurchased and/or retired the following shares of our common stock:

	Nine Months Ended
	March 31,
	2011	2010
Common shares repurchased	204,286	—
Cost to repurchase common shares	$2,787,777	—
Average price per share	$13.65	—

As of March 31, 2011, we had a remaining Board authorization to repurchase 1,180,783 shares.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such program in place at March 31, 2011 was for our consumer credit program.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”).  In February and June 2010, the Company

modified the Program Agreement to comply with recent changes in laws and made certain other changes to fees payable to the service provider. Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. Our obligation remains in effect for the term of the Program Agreement that expires in July 2014. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of this agreement also contain a right for the credit card issuer to demand from the Company collateral of up to $12 million if the Company does not meet certain covenants.  As of March 31, 2011, the Company had established a restricted cash and investment collateral account of $6 million to satisfy the current collateral requirement.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry.  All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation.  In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of March 31, 2011, our product warranty liability totaled $0.7 million.

Business Outlook

Our year-over-year increases in sales for both business segments, strong incoming orders during the current quarter, and three quarters of profitability are indicators that the overall business climate for the Company is improving somewhat.  Although some of the economic factors we feel are important to our customer base including housing values, housing turnover, and home mortgage and other consumer credit availability have not improved meaningfully, customers are nevertheless returning to our design centers and buying our quality products. We will continue to hire for both our manufacturing and retail operations, and continue to invest in advertising in new and creative ways to drive traffic to our design centers.  We remain cautiously optimistic about our long-term outlook.

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

The home furnishings industry remains extremely competitive with respect to both the sourcing of products and the wholesale and retail sale of those products. Domestic manufacturers continue to face pricing pressures because of the manufacturing capabilities of other countries, particularly within Asia. In response to these pressures, a large number of U.S. furniture manufacturers have increased their overseas sourcing to retain market share. While we have also turned to overseas sourcing to remain competitive, we choose to differentiate ourselves by maintaining a substantial domestic manufacturing base.  Consequently, we make and/or assemble over 70% of our products domestically.  We continue to believe that a balanced approach to product sourcing, which includes the domestic manufacture of certain product offerings coupled with the import of other selected products, provides the greatest degree of flexibility and is the most effective approach to ensuring that acceptable levels of quality, service and value are attained.

Our retail strategy involves (i) a continued focus on providing a wide array of product solutions and superior interior design solutions, (ii) the opening of new or relocated design centers in more prominent locations, while encouraging independent retailers to do the same, and (iii) leveraging the use of technology and personal service within our retail network, and (iv) further expansion internationally.  We believe this strategy provides an opportunity to grow our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010 as filed with the Securities and Exchange Commission on August 19, 2010.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer (“CEO”) and the Vice President-Finance (“VPF”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and VPF, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2011.  The maximum number of shares that may yet be purchased under the plans or program is 1,180,783.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Reserved

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
10 (g)-3

Amendment No. 2 Dated as of March 25, 2011to Credit Agreement Dated as of May 29, 2009 among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P. Morgan Chase Bank, N.A. and Wells Fargo Bank; National Association

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

DATE: May 5, 2011	BY:	/s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 5, 2011	BY:	/s/ David R. Callen
David R. Callen
Vice President, Finance & Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10 (g)-3

Amendment No. 2 Dated as of March 25, 2011to Credit Agreement Dated as of May 29, 2009 among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P. Morgan Chase Bank, N.A. and Wells Fargo Bank; National Association

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer