Form 10-K
period 2011-06-30
ETHAN ALLEN INTERIORS INC
filed 2011-08-18
CIK 896156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
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
[   ] Yes [ X ] No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[   ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  [ X ] Yes [   ] No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
[   ] Yes [   ] No

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
[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer[ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company[ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
[   ] Yes [X] No

The aggregate market value of the Registrant’s common stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on December 31, 2010, (the last day of the Registrant’s most recently completed second fiscal quarter) was approximately $574,818,766. As of July 31, 2011, there were 28,792,973 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Certain information contained in the Registrant’s definitive Proxy Statement for the 2011 Annual Meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, is incorporated by reference into Part III hereof.

PART I

Item 1. Business

Background

Incorporated in Delaware in 1989, Ethan Allen Interiors Inc., through its wholly-owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, "We," "Us," "Our," "Ethan Allen" or the "Company"), is a leading manufacturer and retailer of quality home furnishings and accessories, offering a full complement of home decorating and design solutions through one of the country’s largest home furnishing retail networks. We refer to our Ethan Allen retail outlets as "design centers" instead of "stores" to better reflect these expanded capabilities. We have made, and continue to make, considerable investment in our business in order to expand and improve our interior design capabilities and to leverage our domestic manufacturing and logistics operations. The Company was founded in 1932 and has sold products under the Ethan Allen brand name since 1937.

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

Operating Segments

Our products are sold through a dedicated global network of 287 retail design centers. As of June 30, 2011, the Company operated 147 design centers (our retail segment) and our independent retailers operated 140 design centers (as compared to 145 and 136, respectively, at the end of the prior fiscal year). Our wholesale segment net sales include sales to our retail segment and sales to our independent retailers. Our retail segment net sales accounted for 75% of our consolidated net sales in fiscal 2011 while wholesale segment net sales to independent retailers accounted for 25%. Our net sales to the ten largest independent retailers, who operate 77 design centers, accounted for approximately 13% of our consolidated net sales in fiscal 2011.

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

Wholesale Segment Overview:

Wholesale net sales for each of the last three fiscal years are summarized below (in millions):

	Fiscal Year Ended June 30,
	2011	2010	2009
Wholesale net sales	$422.9	$362.5	$403.4

Wholesale net sales for each of the last three fiscal years, allocated by product line, were as follows:

	Fiscal Year Ended June 30,
	2011	2010	2009
Case Goods	39%	40%	41%
Upholstered Products	46	46	41
Home Accessories and Other	15	14	18
	100%	100%	100%

The wholesale segment, principally involved in the development of the Ethan Allen brand, encompasses all aspects of design, manufacture, sourcing, sale, and distribution of our broad range of home furnishings and accessories. Wholesale revenue is generated upon the wholesale sale and shipment of our products to our network of independently operated design centers and Company-operated design centers (see Company operated retail comments below) through its national distribution center and one other smaller fulfillment center.

During the past year, independent retailers opened 15 new design centers, closed five, and six design centers were acquired from independent retailers by the Company. We continue to promote the growth and expansion of our independent retailers through ongoing support in the areas of market analysis, site selection, and business development. As in the past, our independent retailers are required to enter into license agreements with us, which (i) authorize the use of certain Ethan Allen trademarks and (ii) require adherence to certain standards of operation, including a requirement to fulfill related warranty service agreements. We are not subject to any territorial or exclusive retailer agreements in North America. The wholesale segment also develops and implements related marketing and brand awareness programs.

Wholesale profitability includes (i) the wholesale gross margin, which represents the difference between the wholesale net sales price and the cost associated with manufacturing and/or sourcing the related product, and (ii) other operating costs associated with wholesale segment activities.

The Company’s domestic manufacturing is included in the results of the wholesale segment. During fiscal 2011, the Company’s domestic manufacturing footprint remained stable and we focused on achieving operational efficiencies. We doubled the size of our Mexico plant to 130,000 square feet in fiscal 2011. We operate three case good plants (including one sawmill), three upholstery plants (two upholstery plants on our Maiden, North Carolina campus and one cut and sew plant in Mexico) and one home accessory plant. We also source selected case goods, upholstery, and home accessory items from third-party suppliers located both domestically and outside the United States.

As of June 30, 2011, we maintained a wholesale backlog of $62.8 million (as compared to $57.0 million as of June 30, 2010) which is anticipated to be serviced in the first quarter of fiscal 2012. Backlog at a point in time is a result, primarily, of net orders booked in prior periods, manufacturing schedules, timing associated with the receipt of sourced product, and the timing and volume of wholesale shipments. Because orders may be rescheduled and/or canceled, the measure of backlog at a point in time may not necessarily be indicative of future sales performance.

For the twelve months ended June 30, 2011, net orders booked at the wholesale level, which includes orders generated by independently operated and Company operated design centers, totaled $427.9 million as compared to $403.7 million for the twelve months ended June 30, 2010. In any given period, net orders booked may be impacted by the timing of floor sample orders received in connection with new product introductions. New product offerings may be made available to the retail network at any time during the year, including in connection with our periodic retailer conferences.

Retail Segment Overview:

Retail net sales for each of the last three fiscal years are summarized below (in millions):

	Fiscal Year Ended June 30,
	2011	2010	2009
Retail net sales	$505.9	$438.5	$508.6

The retail segment sells home furnishings and accessories to consumers through a network of Company-operated design centers. During fiscal 2011, we acquired six design centers from independent retailers, relocated one, and closed four design centers. The number of independent interior designers affiliated with the Company has grown to over 2,300 interior designers. The interior design affiliate program, initiated in fiscal 2010, provides the opportunity for Ethan Allen designers to work with independent interior design affiliates that apply and meet Ethan Allen standards. This program allows the Company to reach additional clients serving both Company operated and independent retail operations not otherwise affiliated with Ethan Allen and compensates them for the incremental business. Retail revenue is generated upon the retail sale and delivery of our products to our retail customers through its network of service centers. Retail profitability includes (i) the retail gross margin, which represents the difference between the retail net sales price and the cost of goods purchased from the wholesale segment, and (ii) other operating costs associated with retail segment activities.

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

In an effort to more effectively position ourselves as a provider of interior design solutions, we offer a merchandising strategy which involves the grouping of our product offerings into five distinct product “lifestyles”, each reflecting the diversity and eclecticism that we believe represents the best in American design. In accordance with this merchandising strategy, new products are designed and developed to reflect unique elements applicable to one or more of the following lifestyles: Elegance; Modern; Romance; Explorer; and Vintage.

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

We continuously monitor changes in home design trends through attendance at international industry events and fashion shows, internal market research, and regular communication with our retailers and design center design consultants who provide valuable input on consumer tendencies. We believe that the observations and input gathered enable us to incorporate appropriate style details into our products to react quickly to changing consumer tastes.

Product Sourcing Activities

We are one of the largest manufacturers of home furnishings in the United States, manufacturing and/or assembling approximately 70% of our products in our six domestic manufacturing facilities. Our facilities are located in the Northeast and Southeast regions of the United States where they are close to sources of raw materials and skilled craftsmen. Our domestic upholstery manufacturing is supported by our high quality upholstery cut and sew plant in Mexico. The balance of our production is outsourced according to our own internally developed design specifications, through third-party suppliers, most of which are located outside the United States. These suppliers, primarily in Asia, have been carefully selected and generally have supplied us for many years. We believe that strategic investment in our manufacturing facilities, combined with an appropriate level of outsourcing through both foreign and domestic suppliers, will accommodate future sales growth and allow us to maintain an appropriate degree of control over cost, quality and service to our customers.

We also take pride in our “green” initiatives that include, in select product offerings, the use of responsibly harvested Appalachian woods, water based finishes, organic cotton textiles and recycled materials.

Raw Materials and Other Suppliers

The most important raw materials we use in furniture manufacturing are lumber, veneers, plywood, hardware, glue, finishing materials, glass, mirrored glass, laminates, fabrics, foam, and filling material. The various types of wood used in our products include cherry, ash, oak, maple, prima vera, mahogany, birch and pine; substantially all of which are purchased domestically.

Fabrics and other raw materials are purchased both domestically and outside the United States. We have no significant long-term supply contracts, and have sufficient alternate sources of supply to prevent disruption in supplying our operations. We maintain a number of sources for our raw materials, which we believe contribute to our ability to obtain competitive pricing. Lumber prices fluctuate over time based on factors such as weather and demand, which, in turn, impact availability. Higher material prices could have an adverse effect on margins.

Appropriate amounts of lumber and fabric inventory are typically stocked to maintain adequate production levels. We believe that our sources of supply for these materials are sufficient and that we are not dependent on any one supplier.

We enter into standard purchase agreements with certain foreign and domestic suppliers to source selected case goods, upholstery, and home accessory items. The terms of these arrangements are customary for the industry and do not contain any long-term contractual obligations on our behalf. We believe we maintain good relationships with our suppliers.

Distribution and Logistics

We distribute our products through one primary distribution center, owned by the Company, strategically located in the Southeast United States. This national distribution center is supported by a smaller Company-owned order fulfillment center located in the South Central United States. Our primary distribution center provides efficient cross-dock operations to receive and ship product from our manufacturing facilities and third-party suppliers to our network of retail design centers and retail service centers. While we manufacture to custom order the majority of our products, we also stock selected case goods, upholstery and accessories to provide for quick delivery of in-stock items and to allow for more efficient production runs. Within our existing manufacturing sites, we have two large “supermarkets of parts” for the components used in our custom case goods manufacturing.

Wholesale shipments utilize our own fleet of trucks and trailers or are subcontracted with independent carriers. Approximately 88% of our fleet (trucks and trailers) is leased under operating lease agreements with remaining terms ranging from one to 15 months.

Our policy is to sell our products at the same delivered cost to all Company-operated and independently operated design centers nationwide, regardless of their shipping point. The adoption of this policy has created pricing credibility with our wholesale customers and provided our retail network the opportunity to achieve more consistent margins as fluctuations attributable to the cost of shipping have been eliminated. Further, this policy has eliminated the need for our independent retailers to carry significant amounts of inventory in their own warehouses. As a result, we obtain more accurate consumer product demand information.

Retail service centers are operated by the Company, independent retailers, and subcontractors to prepare products for delivery into clients’ homes. There were 16 Company-operated service centers at the end of fiscal 2011, down from 18 one year earlier.

Marketing Programs

Our marketing and advertising strategies are developed to drive traffic into our network of design centers and to ethanallen.com. We believe these strategies give Ethan Allen a strong competitive advantage in the home furnishings industry. We create and coordinate print, digital and television campaigns nationally, as well as assist in local marketing and promotional efforts. The Company’s network of approximately 290 retail design centers and more than 2,300 independent members of the Interior Design Affiliate program benefit from these marketing efforts, and we believe these efforts position us to consistently fulfill our brand promise.

Our in-house team of advertising specialists send consistent, clear messages that Ethan Allen is a leader in style and service, with everything for the well-designed home. We use several forms of media to accomplish this, including television (national and local), direct mail, newspapers, regional shelter magazines, social media, email, online sponsorships and ads as well as at ethanallen.com. A strong national email marketing campaign delivers emails and design and product brochures to a growing database of clients.

Our national television and print advertising campaigns are designed to leverage our strong brand equity, finding creative and compelling ways to remind consumers of our tremendous range of products, services, special programs, and custom options. We believe that we consistently deliver the most cohesive national advertising campaign in the home furnishings industry. Coordinated local television, print and online ads serve to support our national programs.

The Ethan Allen direct mail magazine, which brands our new five Signature Lifestyles and communicates the breadth of our products and services, is one of our most important marketing tools. We publish these magazines and sell them to Company and independently operated design centers who use demographic information collected through independent market research to target potential clients. Given the importance of this advertising medium, direct mail marketing lists are continually refined to target those consumers who are most likely to purchase, and improve the return on direct mail expenditures. Approximately 18 million copies of our direct mail magazine were distributed to consumers during fiscal 2011.

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

The Company's award winning website, ethanallen.com, provides our customers and design associates a great way to shop and design. The website features a series of helpful tabs with videos, feature stories, design and style solutions, and fresh, new looks. For example, the site's myprojects tool lets visitors create idea boards and room plans. If they like, a design professional from their local Ethan Allen design center can give them feedback. Visitors will find all our latest news and promotional information here too. Nearly all of Ethan Allen’s products are available for purchase online.

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

We have strengthened the retail network with many initiatives, including the opening of new and relocated design centers in desirable locations, introduction of Lifestyle presentations and floor plans, strengthening of the professionalism of our designers through training and certification, and the consolidation of certain design centers and service centers. This continuous improvement resulted in fiscal 2011 with one new Company-operated design center and 15 new independently operated design centers during the year including relocations. Four Company-operated and five independently operated design centers in underperforming markets were closed or consolidated into existing design centers.

People

At June 30, 2011, the Company had approximately 4,700 employees (“associates”), less than one percent of whom are represented by unions whose collective bargaining agreements expire within the next three years. We expect no significant changes in our relations with the unions and believe we maintain good relationships with our employees.

The retail network, which includes both Company-operated and independently operated design centers, is staffed with a sales force of design consultants and service professionals who provide customers with effective home decorating solutions at no additional charge. Our interior design associates receive specialty training with respect to the distinctive design and quality features inherent in each of our products and programs. This enables them to more effectively communicate the elements of style and value that serve to differentiate us from our competition. As such, we believe our design consultants, and the complimentary service they provide, create a distinct competitive advantage over other home furnishing retailers. We continue to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of retail design center associates.

The Company’s interior design affiliate program, launched in fiscal 2010, resulted in the registration with the Company of more than 2,300 qualified professional interior designers who add strength and breadth to our interior design reach. We believe that this program augments the Company and independent retailer design staffs to reach more clients and improve market penetration. This structure, along with the emphasis in our messaging to clients that “we can help as little or as much as you like”R, continues to improve the customer service experience.

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

Gift Card

This program allows customers to purchase gift cards through our website or at any participating retail design center, which can be redeemed for any of our products or services.

On-Line Room Planning

We offer, via our website, an interactive on-line room planning resource which serves to further assist consumers with their home decorating needs. Through the use of this web-based tool, customers can determine which of our product offerings best fit their particular needs based on their own individual home floor plan.

Ethan Allen Consumer Credit Programs

The Ethan Allen Finance Plus program offers consumers (clients) a menu of custom financing options through the use of just one account. Clients can choose between (i) “Fixed Payment” which offers fixed monthly payments the customer chooses (12, 24, or 36 months) at an interest rate of 9.99% per annum, and (ii) "Deferred Interest" which offers clients a way to borrow interest free for six months with small minimum monthly payments. If the purchase is not paid by the due date, interest is charged from the date of purchase at a fixed interest rate of 29.99% per annum. All plans provide credit lines from $1,000 to $20,000, or greater, if the customer qualifies. Financing offered is administered by a third-party financial institution and is granted to our customers on a non-recourse basis to the Company. Clients may apply for an Ethan Allen Finance Plus card at any participating design center or on-line at ethanallen.com.

Competition

The domestic and global home furnishings industry faces numerous challenges, not the least of which is an influx of low-priced products from overseas. As a result, we believe a trend toward product commoditization has developed. The economic recession resulted in many small and medium sized furniture retailers going out of business, and other well-established competitors resorting to heavy discounts to attract customers. We differentiate ourselves as a preferred brand by adhering to a business strategy focused on providing (i) high-quality, well designed and often custom handmade products at good value, (ii) a comprehensive complement of home furnishing design solutions, including our complimentary design service, and (iii) excellence in customer service. We consider our vertical integration a significant competitive advantage in the current environment as it allows us to design, manufacture and source, distribute, market, and sell our products through one of the industry’s largest single-source retail networks.

The internet also provides a highly competitive medium for the sale of a significant amount of home furnishings each year. Much of that product is sold through commodity oriented, low priced and low service retailers. At Ethan Allen the ultimate goal of our internet strategy is to drive traffic into our network of design centers by coupling technology with excellent personal service. At EthanAllen.com, customers have the opportunity to buy our products online but we take the process further. With so much of our product offering being custom, we encourage our website customers to get online help from our network of interior design professionals. This complimentary interior design support creates a competitive advantage through our excellent personal service. This enhances the experience and regularly leads to internet customers becoming clients of our network of interior design centers.

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

Trademarks

We currently hold, or have registration applications pending for, numerous trademarks, service marks and design patents for the Ethan Allen name, logos and designs in a broad range of classes for both products and services in the United States and in many foreign countries. In addition, we have registered, or have applications pending for certain of our slogans utilized in connection with promoting brand awareness, retail sales and other services and certain collection names. We view such trademarks and service marks as valuable assets and have an ongoing program to diligently monitor and defend, through appropriate action, against their unauthorized use.

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

A prolonged economic downturn may materially adversely affect our business.

Our business and results of operations are affected by international, national and regional economic conditions. The United States and many other international economies experienced a major recession, with continuing effects for our industry. Our primary customer base, direct or indirect, is composed of individual consumers. A hesitant recovery in the U.S. economy, continuing high unemployment, volatile capital markets, depressed housing prices and tight consumer lending practices have resulted in considerable negative pressure on consumer spending. We believe these events have impacted consumers in our markets in ways that have negatively affected our business. In the event the current economic conditions worsen, our current and potential customers may be inclined to further delay their purchases. In addition, further tightening of credit markets may restrict our customers’ ability and willingness to make purchases.

Access to consumer credit could be interrupted and reduce sales and profitability.

Our ability to continue to access consumer credit for our clients could be negatively affected by conditions outside our control. Given the difficult capital markets, there is a risk that, though we have agreements that do not expire until July 2014, our business partner which issues our private label credit card program, may not be able to fulfill its obligations under that agreement.

We may be unable to obtain sufficient external funding to finance our operations and growth.

Historically, we have relied upon our cash from operations to fund our operations and growth. As we operate and expand our business, we may rely on external funding sources, including the proceeds from the issuance of debt or the $50 million revolving bank line of credit under our existing credit facility. Any unexpected reduction in cash flow from operations could increase our external funding requirements to levels above those currently available. The credit rating agencies Moody’s Corporation and Standard and Poor’s most recent rating of our corporate and senior unsecured credit is Ba2 and B+ respectively. If our credit ratings were lowered further, the Company’s access to debt could be negatively impacted. There can be no assurance that we will not experience unexpected cash flow shortfalls in the future or that any increase in external funding required by such shortfalls will be available.

Operating losses could reduce our liquidity and impact our dividend policy.

Historically, we have relied on our cash from operations to fund our operations and the payment of cash dividends. If the Company’s financial performance were to deteriorate resulting in financial losses we may not be able to fund a shortfall from operations and would require external funding. Some financing instruments used by the Company historically may not be available to the Company in the future. We cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations and existing cash and cash equivalents. In such circumstances, the Company may reduce its quarterly dividends.

Additional impairment charges could reduce our profitability.

We have significant long-lived tangible and intangible assets recorded on our balance sheets. If our operating results decline, we may incur impairment charges in the future, which could have a material impact on our financial results. We evaluate the recoverability of the carrying amount of our long-lived tangible and intangible assets on an ongoing basis. There can be no assurance that the outcome of such future reviews will not result in substantial impairment charges. Impairment assessment inherently involves judgments as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we use in testing for impairment are reasonable, significant changes in any of our assumptions could produce a significantly different result.

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

We import a portion of our merchandise from foreign countries. As a result, our ability to obtain adequate supplies or our costs may be adversely affected by events affecting international commerce and businesses located outside the United States, including natural disasters, changes in international trade, central bank actions, changes in the relationship of the U.S. dollar versus other currencies, and other governmental policies of the U.S. and the countries from which we import a portion of our merchandise. The inability to import products from certain foreign countries or the imposition of significant tariffs could have a material adverse effect on our results of operations.

Competition from overseas manufacturers and domestic retailers may adversely affect our business, operating results or financial condition.

Our wholesale business segment is involved in the development of our brand, which encompasses the design, manufacture, sourcing, sales and distribution of our home furnishings products, and competes with other U.S. and foreign manufacturers. Our retail business segment sells home furnishings to consumers through a network of Company-operated design centers, and competes against a diverse group of retailers ranging from specialty stores to traditional furniture and department stores, any of which may operate locally, regionally and nationally, as well as over the internet. We also compete with these and other retailers for appropriate retail locations as well as for qualified design consultants and management personnel. Such competition could adversely affect our future financial performance.

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

We cannot provide assurance that we will be able to establish or maintain relationships with sufficient or appropriate manufacturers, whether foreign or domestic, to supply us with selected case goods, upholstery and home accessory items to enable us to maintain our competitive advantage. In addition, the emergence of foreign manufacturers has served to broaden the competitive landscape. Some of these competitors produce furniture types not manufactured by us and may have greater financial resources available to them or lower costs of operating. This competition could adversely affect our future financial performance.

Failure to successfully anticipate or respond to changes in consumer tastes and trends in a timely manner could adversely impact our business, operating results and financial condition.

Sales of our products are dependent upon consumer acceptance of our product designs, styles, quality and price. We continuously monitor changes in home design trends through attendance at international industry events and fashion shows, internal marketing research, and regular communication with our retailers and design consultants who provide valuable input on consumer tendencies. However, as with all retailers, our business is susceptible to changes in consumer tastes and trends. Such tastes and trends can change rapidly and any delay or failure to anticipate or respond to changing consumer tastes and trends in a timely manner could adversely impact our business, operating results and financial condition.

Our reduced number of manufacturing and logistics sites may increase our exposure to business disruptions and could result in higher transportation costs.

We have reduced the number of manufacturing sites in our case good and upholstery operations, consolidated our distribution network into fewer centers for both wholesale and retail segments, and operate a single accessories plant. Our upholstery operations consist of two upholstery plants on our Maiden, North Carolina campus supported by one cut and sew plant in Mexico. The Company operates one sawmill in support of our case goods operations. Our plants require various raw materials and commodities such as logs and lumber for our case good plants and foam, springs and engineered hardwood board for our upholstery plants. If any of our manufacturing or logistics sites experience significant business interruption, our ability to manufacture products or deliver timely would likely be impacted. While we have long-standing relationships with multiple outside suppliers of our raw materials and commodities, there can be no assurance of their ability to fulfill our supply needs on a timely basis. The consolidation to fewer locations has resulted in longer distances for delivery and could result in higher costs to transport products if fuel costs increase significantly.

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

We operate seven manufacturing facilities located in three states and Mexico. All of these facilities are owned by the Company and include three case good plants (including one sawmill) totaling 1,548,845 square feet, three upholstery furniture plants (consisting of two upholstery plants on our Maiden, North Carolina campus and one cut and sew plant in Mexico) totaling 710,539 square feet, and one home accessory plant of 295,000 square feet. In our wholesale division, we own and operate one national distribution center supported by one owned small parcel and fulfillment center which are a combined 823,414 square feet. Our U.S. manufacturing and distribution facilities are located in North Carolina, Vermont, Virginia, Oklahoma, and New Jersey, and our Mexico plant is located in Guanajuato.

We own five and lease 11 retail service centers, totaling 1,072,471 square feet. Our retail service centers are located throughout the United States and Canada and serve to support our various retail sales districts.

The geographic distribution of our retail design center network as of June 30, 2011 is as follows:

	Retail Design Center Category
	Company Operated	Independently Operated
United States	142	70
Canada	5	3
Asia	-	63
Middle East	-	4
Total	147	140

Of the 147 Company-operated retail design centers, 68 of the properties are owned and 79 of the properties are leased from independent third parties. Of the 68 owned design centers, 18 are subject to land leases. We own ten additional retail properties, one of which is leased to an independent Ethan Allen retailer, and two of which are leased to unaffiliated third parties. See Note 8 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

The Beecher Falls, Vermont manufacturing facility was financed, in part, by the Town of Canaan, Vermont. The associated remaining debt bears interest at a fixed rate of 3.00% and a balance at June 30, 2011 of $0.2 million, with maturities of one to 16 years. We believe that all of our properties are well maintained and in good condition.

We estimate that our manufacturing plants are currently operating at approximately 80% of capacity. We believe we have additional capacity at selected facilities, which we could utilize with minimal additional capital expenditures.

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

During fiscal 2009, three locations where we and/or our subsidiaries had been named as a Potentially Responsible Party (“PRP”) were resolved. In each case, we were not a major contributor based on the very small volume of waste generated by us in relation to total volume at those sites and were able to take part in de minimis settlement arrangements. In August 2010, the Company resolved the remaining environmental case in Carroll, New York in which it had been named as a PRP. As of June 30, 2011, we believe that the company is adequately reserved. We believe our currently anticipated capital expenditures for environmental control facility matters are not material.

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

Item 4. Reserved

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under ticker symbol "ETH". The following table sets forth, for each quarterly period during the past two fiscal years, (i) the intraday high and low and stock prices as reported on the New York Stock Exchange and (ii) the dividend per share paid by us:

	Market Price		Dividend
	High	Low	Per Share
Fiscal 2011
First Quarter	$17.77	$12.35	$0.05
Second Quarter	21.42	14.56	0.05
Third Quarter	25.05	19.01	0.05
Fourth Quarter	25.37	18.50	0.07

Fiscal 2010
First Quarter	$17.62	$9.97	$0.05
Second Quarter	16.96	11.00	0.05
Third Quarter	22.00	13.00	0.05
Fourth Quarter	25.40	13.82	0.05

As of August 10, 2011, there were 322 shareholders of record of our common stock. Management estimates there are approximately 11,000 beneficial shareholders of the Company’s common stock. On July 26, 2011, we declared a dividend of $0.07 per common share, payable on October 25, 2011 to shareholders of record as of October 10, 2011. We expect to continue to declare quarterly dividends for the foreseeable future, business conditions permitting.

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

There were no share repurchases during the quarter ended June 30, 2011. As of June 30, 2011, we had a remaining Board authorization to repurchase 1,180,783 shares.

Stockholder Rights Plan

We have a Stockholder Rights Plan, a description of which is set forth in Note 9 to the Consolidated Financial Statements included under Item 8 of this Annual Report and incorporated herein by reference. Such description contains all of the required information with respect thereto.

Comparative Company Performance

The following line graph compares cumulative total stockholder return for the Company with a performance indicator of the overall stock market, the Standard & Poor’s 500 Index, and an industry index, the Peer Issuer Group Index, assuming $100 was invested on June 30, 2006. The peer group includes Bassett Furniture Industries, Inc., Chromcraft Revington, Inc., Flexsteel Industries, Inc., Furniture Brands International, Inc., Haverty Furniture Companies, Inc., La-Z-boy Inc., Leggett & Platt, Inc., and Pier 1 Imports Inc. The returns of each company have been weighted according to each company’s market capitalization.

Item 6. Selected Financial Data

The following table presents selected financial data for the fiscal years ended June 30, 2011, 2010, 2009, 2008 and 2007 which has been derived from our consolidated financial statements (dollar amounts in thousands except per share data). The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this Annual Report and our Consolidated Financial Statements (including the notes thereto) included under Item 8 of this Annual Report.

	Fiscal Year Ended June 30,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Net sales	$678,960	$590,054	$674,277	$980,045	$1,005,312
Cost of sales	329,500	309,777	326,935	453,980	478,729
Selling, general and administrative expenses	316,401	289,575	353,112	423,229	402,022
Restructuring and impairment charges, net	1,126	2,437	67,001	6,836	13,442
Operating income (loss)	31,933	(11,735)	(72,771)	96,000	111,119
Interest and other expense, net	5,562	7,052	8,409	3,822	1,393
Income (loss) before income tax expense	26,371	(18,787)	(81,180)	92,178	109,726
Income tax expense (benefit)	(2,879)	25,529	(28,493)	34,106	40,499
Net income (loss)	$29,250	$(44,316)	$(52,687)	$58,072	$69,227
Per Share Data:
Net income (loss) per basic share	$1.02	$(1.53)	$(1.83)	$1.98	$2.19
Basic weighted average shares outstanding	28,758	28,982	28,814	29,267	31,566
Net income (loss) per diluted share	$1.01	$(1.53)	$(1.83)	$1.97	$2.15
Diluted weighted average shares outstanding	28,966	28,982	28,814	29,470	32,261
Cash dividends per share	$0.22	$0.20	$0.65	$0.88	$0.80
Other Information:
Depreciation and amortization	$20,816	$29,398	$25,635	$24,670	$23,013
Capital expenditures and acquisitions	$12,051	$9,972	$23,903	$67,815	$74,370
Working capital	$113,912	$113,950	$139,239	$176,796	$234,990
Current ratio	1.74 to 1	1.78 to 1	2.24 to 1	2.30 to 1	2.59 to 1
Effective tax rate	-10.9%	-135.9%	35.1%	37.0%	36.9%
Balance Sheet Data (at end of period):
Total assets	$628,325	$631,777	$646,485	$764,093	$802,598
Total debt, including capital lease obligations	165,032	203,267	203,148	203,029	202,908
Shareholders’ equity	$281,687	$258,459	$305,923	$375,773	$409,642
Debt as a percentage of equity	58.6%	78.6%	66.4%	54.0%	49.5%
Debt as a percentage of capital	36.9%	44.0%	39.9%	35.1%	33.1%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of financial condition and results of operations is based upon, and should be read in conjunction with, our Consolidated Financial Statements (including the notes thereto) included under Item 8 of this Annual Report.

Forward-Looking Statements

Management's discussion and analysis of financial condition and results of operations and other sections of this Annual Report contain forward-looking statements relating to our future results. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to management decisions and various assumptions, risks and uncertainties, including, but not limited to: the effects of terrorist attacks or conflicts or wars involving the United States or its allies or trading partners; the potential effects of natural disasters affecting our suppliers or trading partners; the effects of labor strikes; weather conditions that may affect sales; volatility in fuel, utility, transportation and security costs; changes in global or regional political or economic conditions, including changes in governmental and central bank policies; changes in business conditions in the furniture industry, including changes in consumer spending patterns and demand for home furnishings; effects of our brand awareness and marketing programs, including changes in demand for our existing and new products; our ability to locate new design center sites and/or negotiate favorable lease terms for additional design centers or for the expansion of existing design centers; competitive factors, including changes in products or marketing efforts of others; pricing pressures; fluctuations in interest rates and the cost, availability and quality of raw materials; those matters discussed in Items 1A and 7A of this Annual Report and in our SEC filings; and our future decisions. Accordingly, actual circumstances and results could differ materially from those contemplated by the forward-looking statements.

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

During the third quarter of fiscal 2011, as a result of the growth of our independent retailer in China, and at their request, a separate section of an existing Ethan Allen warehouse was established by us to hold sold product on their behalf. At March 31, 2011, $5.2 million of sold product was held in this warehouse, and recorded as revenue during that third quarter. We delivered that product during the fourth quarter. At June 30, 2011, $0.7 million of sold product was held in the warehouse, and is part of our net sales for the fourth quarter of fiscal 2011. Under this arrangement, after a fixed commitment by the customer is made, the Company recognizes revenue when the sales price is fixed, collectability is reasonably assured, title and risk of ownership has passed to the customer, no specific performance obligations remain, and a fixed schedule of delivery is agreed upon and in place. The substantial business purpose for the customer request was to provide additional warehouse space to support their business expansion plans and to reduce delivery lead times.

Allowance for Doubtful Accounts – We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

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

To evaluate goodwill, the Company determines the current fair value of the Reporting Units using a combination of “Market” and “Income” approaches. In the Market approach, the “Guideline Company” method is used, which focuses on comparing the Company’s risk profile and growth prospects to reasonably similar publicly traded companies. Key assumptions used for the Guideline Company method are total invested capital (“TIC”) multiples for revenues and operating cash flows, as well as consideration of control premiums. The TIC multiples are determined based on public furniture companies within our peer group, and if appropriate, recent comparable transactions are considered. Control premiums are determined using recent comparable transactions in the open market. Under the Income approach, a discounted cash flow method is used, which includes a terminal value, and is based on external analyst financial projection estimates, as well as internal financial projection estimates prepared by management. The long-term terminal growth rate assumptions reflect our current long-term view of the market in which we compete. Discount rates use the weighted average cost of capital for companies within our peer group, adjusted for specific company risk premium factors.

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

The Company performs its annual impairment test in the fourth quarter of each fiscal year. In fiscal 2009, the Company recorded an impairment charge for $48.4 million for the retail segment. There was no impairment in either 2011 or 2010. The fair values of the wholesale reporting unit and trade name exceeded their carrying value by a substantial margin. To calculate fair value of these assets, management relies on estimates and assumptions which by their nature have varying degrees of uncertainty. Wherever possible, management therefore looks for third party transactions as described above to provide the best possible support for the assumptions incorporated. Management considers several factors to be significant when estimating fair value including expected financial outlook of the business, changes in the Company’s stock price, the impact of changing market conditions on financial performance and expected future cash flows, and other factors. Deterioration in any of these factors may result in a lower fair value assessment, which could lead to impairment of the long-lived assets and goodwill of the Company.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Additional factors that we consider when making judgments about the deferred tax valuation include tax law changes, a recent history of cumulative losses, and variances in future projected profitability.

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

Basis of Presentation

As of June 30, 2011, Ethan Allen Interiors Inc. has no material assets other than its ownership of the capital stock of Ethan Allen Global, Inc. and conducts all significant transactions through Ethan Allen Global, Inc.; therefore, substantially all of the financial information presented herein is that of Ethan Allen Global, Inc.

Results of Operations

Our Company and the furniture industry are slowly recovering from the ’Great Recession’ in the United States and abroad. Unemployment remains high, capital markets volatile, and housing metrics including credit availability remain well below pre-Great Recession levels. Despite this, we have seen consumer spending slowly improving, beginning in fiscal 2010. The many actions we have taken to significantly reduce costs have allowed us to return to profitability, by changing many aspects of our business. We consolidated our manufacturing footprint to seven facilities in North America where more than 70% of our products are made. We also converted our remaining case good plants from forecasted demand based manufacturing to manufacture after a custom order is received. This provides a significant differentiating factor in the market, and results in efficiencies in our manufacturing and logistics operations. We believe we have retained sufficient scalable capacity domestically and abroad to meet higher volumes of demand. We consolidated our logistics for both our wholesale and retail divisions resulting in one major wholesale distribution center and 16 retail service centers operated by the Company.

We have also changed our retail footprint. We consolidated multiple design centers serving the same market into one, prominently located design center and closed underperforming locations. At June 30, 2011, the Company operated 147 design centers compared with 159 at June 30, 2009. Independent retailers operated 140 design centers at June 30, 2011 compared with 134 at June 30, 2009, with 24 more international design centers than at June 30, 2009. The increase in international design centers increased our international net sales to 6.3% of our consolidated net sales for the year ended June  30, 2011, with most of the growth coming from China.

We continue to see improvement in consumer spending. For both our wholesale and retail business segments, we have now had six consecutive quarters of year over year sales growth. We have had our first four consecutive quarterly profits since December 2008. We have been hiring associates to support the ramping up of production in our manufacturing, adding highly skilled interior designers in our retail division, and continuing to increase our spending in marketing and advertising to drive consumer traffic. In taking these actions to grow the business, we remain cautious but optimistic.

Income Tax Valuation Allowance:

As a result of losses we sustained for fiscal 2010 and 2009, which were brought on by the severe economic factors discussed earlier, we assessed the likelihood that we would be able to realize the benefits of our deferred tax assets. As a result, a full valuation allowance was established as of June 30, 2010. On that date, the Company had a three year cumulative loss. As of June 30, 2011, the Company remains in a three year cumulative loss and the full valuation allowance remains in place, though at a reduced level after recording the impact of the changes in tax accounting methods made in the quarter ended December 31, 2010. The valuation allowance at June 30, 2011 was $23.5 million vs. $36.2 million at June 30, 2010. Of the total decrease, $10.2 million is related to tax accounting method changes reported in our tax returns for the fiscal year ended June 30, 2010.

Restructuring Activities:

During fiscal 2009 and 2008, we announced and executed plans to consolidate our operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage. These restructuring activities are now complete. There is a remaining liability at June 30, 2011 of $2.5 million for non-cancellable lease obligations with expirations ranging from less than one to 22 years. Changes in the estimated future costs of these obligations are included as restructuring and impairment charges in the Statement of Operations, and the

Company’s restructuring reserve is classified with accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Business Results:

Our revenues are comprised of (i) wholesale sales to independently operated and Company-operated retail design centers and (ii) retail sales of Company-operated design centers. See Note 16 to our Consolidated Financial Statements for the year ended June 30, 2011 included under Item 8 of this Annual Report.

The components of consolidated revenues and operating income (loss) are as follows (in millions):

	Fiscal Year Ended June 30,
	2011	2010	2009
Revenue:
Wholesale segment	$422.9	$362.5	$403.4
Retail segment	505.9	438.5	508.6
Elimination of inter-segment sales	(249.8)	(210.9)	(237.7)
Consolidated revenue	$679.0	$590.1	$674.3

Operating Income (loss):
Wholesale segment (1)	$49.2	$14.2	$6.7
Retail segment (2)	(14.7)	(28.7)	(92.1)
Adjustment for inter-company profit(3)	(2.6)	2.8	12.6
Consolidated operating income	$31.9	$(11.7)	$(72.8)

(1)
Operating income for the wholesale segment for the twelve months ended June 2010 and 2009 includes pre-tax restructuring and impairment charges (credit) of ($0.2) million and $17.4 million, respectively.

(2)
Operating income for the retail segment for the twelve months ended June 2011, 2010 and 2009 includes pre-tax restructuring and impairment charges of $1.1 million, $2.7 million and $49.6 million, respectively.

(3)	Represents the change in wholesale profit contained in Ethan Allen-operated design center inventory existing at the end of the period.

Fiscal 2011 Compared to Fiscal 2010

Consolidated revenue for the fiscal year ended June 30, 2011 increased by $88.9 million, or 15.1%, to $679.0 million, from $590.1 million in fiscal 2010. There was year-over-year growth in both the wholesale and retail segments, for net sales, written orders, and backlogs. We believe this growth is due to (i) continued new and innovative marketing initiatives including promotional pricing and our interactive web site ethanallen.com, (ii) a significant increase in advertising, where we continue to invest in national television and direct mail media, emphasizing to our target audience our interior design services and the full line of our quality product offerings, (iii) increased use of digital communications including periodic distribution of e-magazines to increase client exposures and drive traffic to our website and design centers, (iv) an increase in the number of our highly skilled interior designers and other retail associates, and (v) our continued repositioning of the retail network.

Wholesale revenue for fiscal 2011 increased by $60.5 million, or 16.7%, to $422.9 million from $362.5 million in the prior year. The year-over-year increase was primarily attributable to an increase in the incoming order rate as we began to see a gradual though inconsistent improvement in consumer spending. We believe this improvement is due to our promotional activities, our ability to increase production through operating efficiencies, staffing increases, and to a lesser extent, an increase in the number of total design centers globally to 287 from 281 at June 30, 2010. The independently operated retail network grew by four net design centers to 140 at June 30, 2011 and there were two net additional Ethan Allen-operated design centers. Wholesale orders increased 6.0% in fiscal 2011 compared to fiscal 2010.

Retail revenue from Ethan Allen-operated design centers for the twelve months ended June 30, 2011 increased by $67.4 million, or 15.4%, to $505.9 million from $438.5 million for the twelve months ended June 30, 2011. We believe the increase in retail sales by Ethan Allen-operated design centers is due to our promotional marketing campaigns and the design solutions approach of our interior design professionals, increases in advertising, where we continue to invest in national television and direct mail media, our digital communications to prospective clients, the positive effects of repositioning the retail network, and an increase in the number of highly skilled interior designers, retail management, and other retail associates, and by a net increase of two Ethan Allen-operated design centers between June 30, 2011 and June 30, 2010. We ended the current year with 147 Ethan Allen-operated design centers; including six acquired from independent dealers since June 30, 2010.

Comparable design centers are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design centers sales in their 13th full month of Ethan Allen-owned operations. Year-over-year, written business of Ethan Allen-operated design centers increased 7.7% and comparable design centers written business increased 10.3%. The frequency of our promotional events as well as the timing of the end of those events can impact the orders booked during a given period.

We have made considerable investment within the retail network to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of the retail design center personnel. We believe that over time, we will continue to benefit from (i) our repositioning of the retail network, (ii) new product introductions, (iii) new marketing promotions, and our interior design affiliate (IDA) program, (iv) continued use of technology including our state-of-the-art website coupled with personal service from our design professionals and our touch screen displays, and (v) ongoing use of targeted advertising media.

Gross profit for fiscal 2011 increased to $349.5 million from $280.3 million in fiscal 2010. The $69.2 million increase in gross profit was primarily attributable to (i) a combined increase in both wholesale and retail sales of 15.1%, (ii) the benefit in fiscal 2011 of a full year of streamlined and more efficient manufacturing processes which were in progress during the prior fiscal year, and (iii) to a lesser extent some net pricing benefit and higher average merchandise sales per invoice. With the improvements in orders, we operated our plants at approximately 80% of capacity during fiscal 2011, up from 60% in fiscal 2010. The consolidated gross margin increased to 51.5% for fiscal 2011 from 47.5% in fiscal 2010 as a result, primarily, of the factors set forth above.

Operating expenses increased $25.5 million, or 8.7%, to $317.5 million, or 46.8% of net sales, in fiscal 2011 from $292.0 million, or 49.5% of net sales, in fiscal 2010. The increase in current year expenses and the decrease as a percent of sales are primarily due to the increase in sales which primarily affected commissions and delivery and warehousing costs. There was also a $5.2 million increase in commission charges in the current year, due to a change in the commission structure made in fiscal 2010. We also increased our investment in our advertising campaigns driving those expenses $5.4 million or 26% higher.

Consolidated operating income for the year ended June 30, 2011 totaled $31.9 million, or 4.7% of net sales, compared to a loss of $11.7 million, or 2.0% of net sales, in the prior year. The improvement of $43.7 million was largely attributable to (i) the $88.9 million increase in net sales, and (ii) operating efficiencies noted earlier as a result of the restructuring completed in fiscal 2010.

Wholesale operating income for fiscal 2011 totaled $49.2 million, or 11.6% of net sales, as compared to $14.2 million, or 3.9% of net sales, in the prior year. The increase of $35.0 million was primarily attributable to an increase in sales volume and operating efficiencies of our manufacturing plants and wholesale logistics operations.

Retail operating loss was $14.7 million, or 2.9% of sales, for fiscal 2011, compared to a loss of $28.7 million, or 6.6% of sales, for fiscal 2010, an improvement of $14.1 million. The increase in net sales and the positive effects of cost cutting efforts taken in recent years were the primary drivers, partly offset by the benefit in 2010 from the change in commission structure, our current year increased investment in advertising, and our retail staffing increases aimed at driving continued growth in the business.

Interest and other income, net totaled $5.6 million in fiscal 2011 as compared to $4.9 million in fiscal 2010. The $0.7 million increase was mostly due to the recording of a $1.5 million out of period adjustment related to non-operating income recorded in the first quarter of the current fiscal year.

Interest and other related financing costs decreased $0.8 million to $11.1 million from $11.9 million in the prior year. The decrease is primarily due to the decrease in the principal amount of our senior unsecured debt outstanding as a result of our repurchases of an aggregate of $34.6 million of that debt during fiscal 2011.

Income tax was a benefit of $2.9 million for fiscal 2011 as compared to expense of $25.5 million for fiscal 2010. Our effective tax rate for fiscal 2011 was a negative 10.9% compared to a negative 136% in fiscal 2010. The effective tax rate for fiscal 2011 was impacted by a tax benefit from the reduction in valuation allowance due to a decrease in deferred tax assets which were subject to a full valuation allowance. The rate was also impacted by a net tax benefit from the expiration of the statute of limitations causing certain unrecognized tax benefits to be recognized, partly offset by new tax issues that were identified in the year. The significant decrease in the valuation allowance recorded was due primarily to a change in tax accounting methods applied in the Company's U.S. federal tax filing for the fiscal year ended June 30, 2010 which accelerated tax expenses for depreciation, inventory and professional fees that were previously treated as deferred tax assets. This change resulted in an increase in the U.S. federal and state net operating losses ("NOL") reported for the fiscal year ended June 30, 2010. The federal NOL was carried back to fiscal year ended June 30, 2008.

Net income for fiscal 2011 was $29.3 million as compared to a net loss of $44.3 million in fiscal 2010. Net income per diluted share totaled $1.01 in the current year compared to net loss of $1.53 per diluted share in the prior year.

Fiscal 2010 Compared to Fiscal 2009

Consolidated revenue for the fiscal year ended June 30, 2010 decreased by $84.2 million, or 12.5%, to $590.1 million, from $674.3 million in fiscal 2009. Net sales for the period largely reflected the delivery of product associated with booked orders and the change in backlog from the beginning to the end of the period. Especially in the first half of fiscal 2010, sales continued to be affected by the negative economic stresses which we began experiencing in the second quarter of fiscal 2009. These factors were partially offset by (i) several new marketing initiatives that focus on the exceptional value proposition of our offerings through special savings promotions and our interactive web site ethanallen.com, (ii) the continued use of national television media supported by direct mail and electronic magazines, and (iii) the positive effects of efforts to reposition the retail network. These efforts resulted in a 21% increase in incoming retail orders during the second half of fiscal 2010.

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

Retail revenue from Ethan Allen-operated design centers for the twelve months ended June 30, 2010 decreased by $70.1 million, or 13.8%, to $438.5 million from $508.6 million for the twelve months ended June 30, 2009. The decrease in retail sales by Ethan Allen-operated design centers was attributable to a decrease in comparable design center delivered sales of $84.6 million, or 30% during the first half of fiscal 2010. This unfavorable variance was partially offset during the second half of fiscal 2010 by a $31.2 million, or 17% increase in comparable design center delivered sales compared to the second half of fiscal 2009. Newly opened (including relocated) or acquired design centers contributed sales of $13.7 million. The number of Ethan Allen-operated design centers decreased to 145 at June 30, 2010 from 159 at June 30, 2009. During that twelve month period, we acquired one design center from an independent retailer, and opened four new design centers (of which three were relocations).

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

Year-over-year, written business of Ethan Allen-operated design centers increased 1.4% for the year, and comparable design center written business increased 4.9%, reflecting to some degree the benefit of our retail consolidation strategy to serve given markets with fewer design centers but to improve the use of technology and design support. While written business continued to reflect the soft retail environment for home furnishings noted throughout fiscal 2010, retail written orders during the second half of fiscal 2010 have increased 21% from fiscal 2009, having decreased 15% from fiscal 2009 during the first half. We believe that over time, we will benefit from our (i) repositioning the retail network, (ii) new product introductions including custom case good products, (iii) several new marketing initiatives described previously, and (iv) our continued use of national television and shelter magazines as advertising media supported by direct mail and electronic magazines.

Gross profit for fiscal 2010 declined to $280.3 million from $347.3 million in fiscal 2009. The $67.1 million decrease in gross profit was primarily attributable to a combined decline in both wholesale and retail sales of 12.5%, along with a shift in sales mix with retail sales representing a lower proportionate share of total sales in fiscal 2010 (74.3%) as compared to the full fiscal 2009 year (75.4%). Gross margin decreased partially due to $6.6 million of accelerated depreciation recorded in fiscal 2010 related to restructuring actions, temporary manufacturing disruptions caused by restructuring activities, and the conversion of our domestic case goods to custom manufacturing. Because of the consolidation of several wholesale distribution, upholstery and case good plants, we were able to increase absorption of overhead costs despite the sales decline, and to operate at approximately 60% of capacity during fiscal 2010, up from 50% one year prior. The consolidated gross margin decreased to 47.5% for fiscal 2010 from 51.5% in fiscal 2009 as a result, primarily, of the factors set forth above.

Operating expenses decreased $128.1 million, or 30.5%, to $292.0 million, or 49.5% of net sales, in fiscal 2010 from $420.1 million, or 62.3% of net sales, in fiscal 2009. Decreases were experienced due to a non-cash goodwill impairment charge of $48.4 million recorded in the March 2009 quarter that did not recur in fiscal 2010 and a $16.2 million year-over-year decrease in restructuring and impairment charges. There was also a $12.2 million reduction in commission charges due to changes in the commission plans occurring in both years. Cost cutting efforts taken by the Company also reduced salaries, benefits and occupancy costs. Advertising expenses were reduced while still maintaining our national presence, and delivery and warehousing costs were lower due to decreased sales.

Consolidated operating loss for the year ended June 30, 2010 totaled a loss of $11.7 million, or 2.0% of net sales, compared to a loss of $72.8 million, or 10.8% of net sales, in the prior year. The improvement of $61.1 million was largely attributable to (i) the one-time nature of the March 2009 $48.4 million goodwill impairment charge, (ii) decreased restructuring and impairment charges and (iii) net declines in other operating expenses all of which were partially offset by the decline in gross profit due in part by the $6.6 million accelerated depreciation recorded in the first quarter of fiscal 2010.

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

Retail operating loss was $28.7 million, or 6.6% of sales, for fiscal 2010, compared to a loss of $92.1 million, or 18.1% of sales, for fiscal 2009, an improvement of $63.4 million. The primary reasons for the improvement were the $48.4 million goodwill impairment charge in March 2009, the net impact of commission changes in both years, and the positive effects of cost cutting efforts taken by the Company.

Interest and other income, net totaled $4.9 million in fiscal 2010 as compared to $3.4 million in fiscal 2009. The $1.5 million increase was mostly due to miscellaneous non-operating fees, partly offset by reduced investment income resulting from lower rates of interest during fiscal 2010.

Interest and other related financing costs remained largely unchanged at $11.9 million compared to $11.8 million in the prior year. These amounts mostly consist of interest expense on our senior unsecured debt issued in September 2005.

Income tax expense was $25.5 million for fiscal 2010 as compared to a benefit of $28.5 million for fiscal 2009. Our effective tax rate for fiscal 2010 was a negative 136% compared to a positive 35.1% in the prior year. The effective tax rate for fiscal 2010 was impacted by an additional valuation allowance recorded during fiscal 2010 against all of our federal and certain state deferred tax assets.

Net loss for fiscal 2010 was $44.3 million as compared to a loss of $52.7 million in fiscal 2009. Net loss per diluted share totaled $1.53 in fiscal 2010 compared to net loss of $1.83 per diluted share in the prior fiscal year.

Liquidity and Capital Resources

As of June 30, 2011, we held cash and cash equivalents of $78.5 million, marketable securities of $12.9 million, and restricted cash and investments of $16.4 million. Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, and borrowing capacity under our revolving credit facility.

In March 2011, the Company amended its $60 million senior secured, asset-based, revolving credit facility which was due to expire in fiscal 2012. As amended, this facility (the “Amended Facility”) provides revolving credit financing of up to $50 million, subject to borrowing base availability, and includes a right for the Company to increase the total facility to $100 million either with existing or additional lenders subject to certain conditions. The Amended Facility was extended by approximately four years to March 25, 2016, or to June 26, 2015 if the Company’s Senior Notes (as defined below) have not been refinanced. At the Company’s option, revolving loans under the Amended Facility bear interest at an annual rate of either:

(a)	London Interbank Offered rate (“LIBOR”) plus 2.0% to 2.5%, based on the average availability, or
(b)	The higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus, in each case, an additional 1.0% to 1.5%, based on average availability.

The Company pays a commitment fee of 0.25% per annum on the unused portion of the Amended Facility and participation fees on issued letters of credit at an annual rate of 1.0% to 2.5%, based on the average availability and the letter of credit type. If the average monthly availability is less than the greater of (i) 12.5% of the aggregate commitment and (ii) $6.3 million, the Company’s fixed charge coverage ratio may not be less than 1 to 1 for any period of four consecutive fiscal quarters. Certain payments are restricted if the availability of the collateral supporting the facility falls below $10 million or 20% of the facility size.

The Amended Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends); sell certain assets; and make investments. At June 30, 2011, we had no revolving loans and $0.7 million of standby and trade letters of credit outstanding under the Amended Facility. Remaining availability under the facility totaled $49.3 million subject to limitations set forth in the agreement and as a result, the coverage charge ratio, and other restricted payment limitations did not apply.

In September 2005, we issued $200.0 million in ten-year senior unsecured notes due 2015 (the "Senior Notes"). The Senior Notes were issued by Global, bearing an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1. We have used the net proceeds of $198.4 million to improve our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes. During the 2011 fiscal year, the Company repurchased $34.6 million of the Senior Notes in several unsolicited transactions.

As of June 30, 2011, we are in compliance with all covenants of the Amended Facility and our Senior Notes.

A summary of net cash provided by (used in) operating, investing, and financing activities for each of the last three fiscal years is provided below (in millions):

	Fiscal Year Ended June 30,
	2011	2010	2009
Operating Activities
Net income (loss) plus depreciation and amortization	$50.1	$(14.9)	$(27.1)
Working capital	11.9	37.0	24.8
Other (non-cash items, long-term assets and liabilities)	1.2	29.2	24.2
Total provided by operating activities	$63.2	$51.3	$21.9

Investing Activities
Capital expenditures	$(9.1)	$(9.9)	$(22.5)
Change in restricted cash and investments	0.9	(17.3)	-
Purchases of marketable securities (net)	(2.1)	(11.2)	-
Other investing activities	0.7	13.3	5.0
Total used in investing activities	$(9.6)	$(25.1)	$(17.5)

Financing Activities
Payments of long-term debt	(37.9)	-	-
Purchases and retirement of company stock	(5.4)	-	-
Payment of cash dividends	(5.8)	(5.8)	(23.6)
Other financing activities	-	(0.2)	(1.4)
Total provided by (used in) financing activities	$(49.1)	$(6.0)	$(25.0)

Operating Activities

In fiscal 2011, cash of $63.2 million was generated by operating activities, an increase of $11.9 million over fiscal 2010. This occurred mostly due to the $88.9 million increase in sales, and operating efficiencies. This was partly offset by a $25.1 million year-over-year decrease in cash generated from changes in working capital (defined below), which were driven by the increase in inventory levels during fiscal 2011 to support improved business conditions compared to the significant decrease in inventory levels which occurred in fiscal 2010. Working capital consists of accounts receivable, inventories, prepaid and other current assets, less customer deposits, payables, accrued expenses, and other current liabilities.

Investing Activities

In fiscal 2011, $9.6 million of cash was used in investing activities, which is $15.5 million less cash used than in fiscal 2010. This was due primarily to a fiscal 2010 transfer of $17.3 million into two restricted cash accounts, and a fiscal 2010 $11.2 million purchase of marketable securities. These were partly offset by a fiscal year 2011 decrease in the proceeds from sales of property, plant and equipment (primarily retail real estate) of $10.0 million. Capital spending was $9.1 million in fiscal 2011 versus $9.9 million in fiscal 2010 and was used to support our design center development and renovation, expansion of our upholstery operations in Mexico, and our investment in our business systems. We anticipate that cash from operations will be sufficient to fund future capital expenditures, business conditions permitting.

Financing Activities

In fiscal 2011, $49.1 million was used in financing activities, which is $43.1 million more cash than used in fiscal 2010. This was mostly due to $34.6 million in Senior Note repurchases and $5.4 million of stock repurchases settled in fiscal 2011. We paid dividends of $0.05 per common share each quarter in fiscal 2011 and fiscal 2010.  On April 11, 2011, we declared dividends of $0.07 per common share, payable on July 25, 2011. We expect to continue to declare quarterly dividends for the foreseeable future.

As of June 30, 2011, our outstanding debt totaled $165.0 million, the current and long-term portions of which amounted to less than $0.1 million and $165.0 million, respectively. The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are less than $0.1 million in each of fiscal 2012, 2013, 2014 and 2015 and $164.8 million in fiscal 2016.

The following table summarizes, as of June 30, 2011, the timing of cash payments related to our outstanding contractual obligations (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations:
Debt maturities	$165,032	$19	$22	$164,845	$146
Contractual interest	40,053	8,895	17,790	13,344	24
Operating lease obligations	203,519	33,094	49,984	35,787	84,654
Letters of credit	721	721	-	-	-
Purchase obligations (1)	-	-	-	-	-
Other long-term liabilities	233	2	41	48	142
Total contractual obligations	$409,558	$42,731	$67,837	$214,024	$84,966

(1)  For purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. While we are not a party to any significant long-term supply contracts or purchase commitments, we do, in the normal course of business, regularly initiate purchase orders for the procurement of (i) selected finished goods sourced from third-party suppliers, (ii) lumber, fabric, leather and other raw materials used in production, and (iii) certain outsourced services. All purchase orders are based on current needs and are fulfilled by suppliers within short time periods. At June 30, 2011, our open purchase orders with respect to such goods and services totaled approximately $50 million.

Further discussion of our contractual obligations associated with outstanding debt and lease arrangements can be found in Notes 7 and 8, respectively, to the Consolidated Financial Statements included under Item 8 of this Annual Report.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of June 30, 2011, we had working capital of $113.9 million and a current ratio of 1.74 to 1.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such program in place at June 30, 2011 was for our consumer credit program.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”). In February and June 2010, the Company modified the Program Agreement to comply with recent changes in laws and made certain other changes to fees payable to the service provider. Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. Our obligation remains in effect for the term of the Program Agreement that expires in July 2014. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of this agreement also contain a right for the credit card issuer to demand from the Company collateral of up to $12 million if the Company does not meet certain covenants. As of June 30, 2011, the Company had established a restricted cash and investment collateral account of $6 million to satisfy the current requirement under this demand.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to seven years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of June 30, 2011, the Company’s product warranty liability totaled $0.8 million.

Impact of Inflation

We believe inflation had an impact on our business the last three fiscal years but we have generally been able to create operational efficiencies, seek lower cost alternatives, or raise selling prices in order to offset increases in product and operating costs. It is possible in the future that we will not be successful in our efforts to offset the impacts from inflation.

Business Outlook

Increases in year-over-year net sales, orders, and backlogs for both business segments, and four consecutive quarters of profitability are indicators that the overall business climate for the Company has improved. While some of the economic factors we feel are important to our customer base including housing values, housing turnover, and home mortgage and other consumer credit availability have not improved meaningfully, other macro-economic metrics such as equity markets performance and job security have shown some improvement and customers are returning to our design centers and buying our quality products. We will continue to hire for both our manufacturing and retail operations, and continue to invest in advertising in new and creative ways to drive traffic to our design centers. We remain cautiously optimistic about our long-term outlook.

As macro-economic factors change, it is possible that our costs associated with production (including raw materials and labor), distribution (including freight and fuel charges), and retail operations (including compensation and benefits, delivery and warehousing, occupancy, and advertising expenses) may increase. We may also experience production difficulties as we continue to increase capacity of our remaining manufacturing plants to match demand, and to improve efficiency in our custom case goods production. We cannot reasonably predict when, or to what extent, such events may occur or what effect, if any, such events may have on our consolidated financial condition or results of operations.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Presentation of Comprehensive Income”. This ASU increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.

The amendments do not change the items that must be reported in other comprehensive income, This ASU is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2011 (July 1, 2012 for the Company), and must be applied retrospectively.

In June 2009, FASB released additional guidance on ASC Topic 810, “Consolidation” which will revise previous guidance applicable to variable interest entities (“VIEs”). The new guidance will require ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, as opposed to reconsideration only when specific events occurred, as under present rules. The new guidance will also replace the quantitative approach previously required for determining the primary beneficiary of a VIE with a qualitative approach, and changes some disclosure requirements. This revised guidance is effective for fiscal years beginning after November 15, 2009 (July 1, 2010 for the Company). The implementation of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. At June 30, 2011, we had no floating-rate debt obligations outstanding. As of that same date, our fixed-rate debt obligations consist, primarily, of the Senior Notes issued on September 27, 2005. The estimated fair value of the Senior Notes as of June 30, 2011, which is based on changes, if any, in interest rates and our creditworthiness subsequent to the date on which the debt was issued, and which has been determined using quoted market prices, was $168 million as compared to a carrying value of $165 million.

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

We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2011. We also have audited the Company’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethan Allen Interiors Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Ethan Allen Interiors, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Stamford, Connecticut
August 18, 2011

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES Consolidated Balance Sheets June 30, 2011 and 2010
(In thousands, except share data)
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$78,519	$73,852
Marketable Securities	12,909	11,075
Accounts receivable, less allowance for doubtful accounts of $1,171 at June 30, 2011 and $1,160 at June 30, 2010	15,036	17,105
Inventories (note 4)	141,692	134,040
Prepaid expenses and other current assets	20,372	23,620
Total current assets	268,528	259,692

Property, plant and equipment, net (note 5)	294,853	305,747
Goodwill and other intangible assets (notes 3 and 6)	45,128	45,128
Restricted cash and investments (note 19)	16,391	17,318
Other assets	3,425	3,892
Total assets	$628,325	$631,777

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt (note 7)	$19	$3,898
Customer deposits	62,649	52,605
Accounts payable	26,958	23,952
Accrued compensation and benefits	28,359	28,353
Accrued expenses and other current liabilities	36,631	36,934
Total current liabilities	154,616	145,742

Long-term debt (note 7)	165,013	199,369
Other long-term liabilities	18,975	19,123
Deferred income taxes (note 12)	8,034	9,084
Total liabilities	346,638	373,318

Shareholders' equity (notes 9, 10, 11 and 15):
Class A common stock, par value $0.01, 150,000,000 shares authorized, 48,350,065 shares issued at June 30, 2011 and 48,346,607 shares issued at June 30, 2010	484	483
Class B common stock, par value $0.01, 600,000 shares authorized; no shares issued and outstanding at June 30, 2011 and June 30, 2010	-	-
Preferred stock, par value $0.01, 1,055,000 shares authorized, no shares issued and outstanding at June 30, 2011 and 2010	-	-
Additional paid-in capital	359,728	358,722
	360,212	359,205
Less: Treasury stock (at cost), 19,571,092 shares at June 30, 2011 and 19,414,746 shares at June 30, 2010	(582,691)	(581,331)
Retained earnings	501,908	479,341
Accumulated other comprehensive income	2,258	1,244
Total shareholders' equity	281,687	258,459
Total liabilities and shareholders' equity	$628,325	$631,777

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES Consolidated Statements of Operations For Years Ended June 30, 2011, 2010 and 2009 (In thousands, except per share data)

	2011	2010	2009

Net Sales	$678,960	$590,054	$674,277
Cost of sales	329,500	309,777	326,935
Gross profit	349,460	280,277	347,342

Operating expenses:
Selling	161,609	142,562	182,800
General and administrative	154,792	147,013	170,312
Goodwill impairment (note 6)	-	-	48,400
Restructuring and impairment charge (note 2)	1,126	2,437	18,601
Total operating expenses	317,527	292,012	420,113

Operating income (loss)	31,933	(11,735)	(72,771)

Interest and other miscellaneous income, net	5,564	4,872	3,355

Interest and other related financing costs (note 7)	11,126	11,924	11,764

Income (loss) before income taxes	26,371	(18,787)	(81,180)

Income tax expense (benefit) (note 12)	(2,879)	25,529	(28,493)

Net income (loss)	$29,250	$(44,316)	$(52,687)

Per share data (note 10):

Net income (loss) per basic share	$1.02	$(1.53)	$(1.83)

Basic weighted average common shares	28,758	28,982	28,814

Net income (loss) per diluted share	$1.01	$(1.53)	$(1.83)

Diluted weighted average common shares	28,966	28,982	28,814

Dividends declared per common share	$0.22	$0.20	$0.65

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows For the years Ended June 30, 2011, 2010 and 2009 (In thousands)
	2011	2010	2009
Operating activities
Net income (loss)	$29,250	$(44,316)	$(52,687)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,816	29,398	25,635
Compensation expense related to share-based payment awards	931	2,276	1,719
Provision (benefit) for deferred income taxes	(63)	33,789	(32,158)
Goodwill impairment	-	-	48,400
Restructuring and impairment charge	-	(230)	7,038
(Gain) loss on disposal of property, plant and equipment	325	(1,303)	1,001
Other	(132)	242	198
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	187	(4,197)	(776)
Inventories	(5,278)	22,863	31,428
Prepaid and other current assets	4,407	(5,179)	10,627
Other assets	295	304	1,354
Customer deposits	7,861	20,759	(16,266)
Accounts payable	5,595	(836)	(3,835)
Accrued expenses and other current liabilities	(884)	3,631	3,590
Other liabilities	(148)	(5,870)	(3,335)
Net cash provided by operating activities	63,162	51,331	21,933

Investing activities:
Proceeds from the disposal of property, plant and equipment	3,196	13,198	6,384
Change in restricted cash and investments	927	(17,318)	-
Capital expenditures	(9,094)	(9,922)	(22,537)
Acquisitions	(2,957)	(50)	(1,366)
Purchases of marketable securities	(9,466)	(11,364)	-
Sales of marketable securities	7,319	200	-
Other	432	165	(7)
Net cash used in investing activities	(9,643)	(25,091)	(17,526)

Financial activities:
Payments on long-term debt	(37,887)	(42)	(41)
Purchases and retirements of company stock	(5,377)	-	-
Proceeds from the issuance of common stock	76	1	2
Payment of deferred financing costs	(137)	(199)	(1,380)
Payment of cash dividends	(5,754)	(5,801)	(23,617)
Net cash used in financing activities	(49,079)	(6,041)	(25,036)
Effect of exchange rate changes on cash	227	693	(787)

Net increase (decrease) in cash and cash equivalents	4,667	20,892	(21,416)

Cash and cash equivalents – beginning of year	73,852	52,960	74,376
Cash and cash equivalents – end of year	$78,519	$73,852	$52,960
Supplemental cash flow information:
Income taxes paid (received)	$(8,595)	$(8,213)	$8,237
Interest paid	$10,838	$11,097	$11,098

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity For the Years Ended June 30, 2011, 2010 and 2009 (In thousands, except share data)
				Accumulated
				Other
		Additional		Compre-
	Common	Paid-in	Treasury	hensive	Retained
	Stock	Capital	Stock	Income	Earnings	Total

Balance as of June 30, 2008	482	354,725	(588,783)	2,701	606,648	375,773

Issuance of 90 common shares upon the exercise of share-based awards (notes 9 and 11)	1	2	-	-	-	3
Compensation expense associated with share-based awards(notes 9 and 11)	-	1,719	-	-	-	1,719
Issuance of treasury shares for 401k match	-	-	5,563	-	(3,431)	2,132
Dividends declared on common stock	-	-	-	-	(18,783)	(18,783)
Other comprehensive income (loss) (note 15)
Currency translation adjustments	-	-	-	(2,282)	-	(2,282)
Loss on derivatives, net-of-tax	-	-	-	48	-	48
Net income (loss)	-	-	-	-	(52,687)	(52,687)
Total comprehensive income (loss)						(54,921)
Balance as of June 30, 2009	483	356,446	(583,220)	467	531,747	305,923

Issuance of 37 common shares upon the exercise of share-based awards (notes 9 and 11)	-	-	-	-	-	-
Compensation expense associated with share-based awards (notes 9 and 11)	-	2,276	-	-	-	2,276
Purchase/retirement of 182,600 shares of company stock	-	-	(2,589)	-	-	(2,589)
Issuance of treasury shares for 401k match	-	-	4,478	-	(2,275)	2,203
Dividends declared on common stock	-	-	-	-	(5,815)	(5,815)
Other comprehensive income (loss) (note 15)
Currency translation adjustments	-	-	-	722	-	722
Unrealized gain (loss) on investments	-	-	-	6	-	6
Loss on derivatives, net-of-tax	-	-	-	49	-	49
Net income (loss)	-	-	-	-	(44,316)	(44,316)
Total comprehensive income (loss)						(43,539)
Balance as of June 30, 2010	483	358,722	(581,331)	1,244	479,341	258,459

Issuance of 4,925 common shares upon theexercise of share-based awards (notes 9 and 11)	1	75	-	-	-	76
Compensation expense associated with share- based awards (notes 9 and 11)	-	931	-	-	-	931
Purchase/retirement of 204,286 shares of company stock	-	-	(2,787)	-	-	(2,787)
Issuance of treasury shares for 401k match	-	-	1,427	-	(345)	1,082
Dividends declared on common stock	-	-	-	-	(6,338)	(6,338)
Other comprehensive income (loss) (note 15)
Currency translation adjustments	-	-	-	917	-	917
Unrealized gain (loss) on investments	-	-	-	14	-	14
Loss on derivatives, net-of-tax	-	-	-	83	-	83
Net income (loss)	-	-	-	-	29,250	29,250
Total comprehensive income (loss)						30,264
Balance at June 30, 2011	$484	$359,728	$(582,691)	$2,258	$501,908	$281,687

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2011, 2010 and 2009

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

Nature of Operations

We are a leading manufacturer and retailer of quality home furnishings and accessories, offering a full complement of home decorating and design solutions. We sell our products through one of the country’s largest home furnishing retail networks with a total of 287 retail design centers, of which 147 are Company-operated and 140 are independently operated. Nearly all of our Company-operated retail design centers are located in the United States, with the remaining design centers located in Canada. The majority of the independently operated design centers are also located in the United States, with the remaining design centers located throughout Asia, Canada and the Middle East. We have six manufacturing facilities, one of which includes a separate sawmill operation, located throughout the United States, and one in Mexico.

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

Financial Instruments

Due to their short-term nature, the carrying value of our cash and cash equivalents, receivables and payables, short-term debt and customer deposit liabilities approximates fair value. The estimated fair value of our long-term debt, which is based on changes, if any, in interest rates and our creditworthiness subsequent to the date on which the debt was issued, and which has been determined using quoted market prices, totaled $168.4 million at June 30, 2011 and $191.3 million at June 30, 2010, as compared to a carrying value on those dates of $164.8 million and $199.2 million, respectively.

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

A valuation allowance must be established for deferred tax assets when it is more likely than not that the assets will not be realized. The Company has determined that valuation allowances are needed for all of its deferred tax assets and has recorded valuation allowances accordingly, which resulted in non-cash charges to earnings during fiscal 2010 and 2009. As of June 30, 2011, the Company remains in a three year cumulative loss and the full valuation allowance remains in place, although at a reduced level after recording the impact of the changes in tax accounting methods made in the quarter ended December 31, 2010.

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

During the third quarter of fiscal 2011, as a result of the growth of our independent retailer in China, and at their request, a separate section of an existing Ethan Allen warehouse was established by us to hold sold product on their behalf. At March 31, 2011, $5.2 million of sold product was held in this warehouse, and recorded as revenue during that third quarter. We delivered that product during the fourth quarter. At June 30, 2011, $0.7 million of sold product was held in the warehouse, and is part of our net sales for the fourth quarter of fiscal 2011. Under this arrangement, after a fixed commitment by the customer is made, the Company recognizes revenue when the sales price is fixed, collectability is reasonably assured, title and risk of ownership has passed to the customer, no specific performance obligations remain, and a fixed schedule of delivery is agreed upon and in place. The substantial business purpose for the customer request was to provide additional warehouse space to support their business expansion plans and to reduce delivery lead times.

Shipping and Handling Costs

Our policy is to sell our products at the same delivered cost to all retailers nationwide, regardless of shipping point. Costs incurred to deliver finished goods to the consumer are expensed and recorded in selling, general and administrative expenses. Shipping and handling costs amounted to $57.5 million, $56.6 million, and $68.2 million for fiscal years 2011, 2010 and 2009, respectively.

Advertising Costs

Advertising costs are expensed when first aired or distributed. Our total advertising costs incurred in fiscal years 2011, 2010 and 2009, amounted to $26.2 million, $20.8 million, and $25.1 million, respectively. These amounts are presented net of proceeds received by us under our agreement with the third-party financial institution responsible for administering our consumer finance programs. Prepaid advertising costs at June 30, 2011 and 2010 totaled $1.1 million and $0.6 million, respectively.

Earnings Per Share

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that the weighted average outstanding shares are adjusted to include the effects of converting all potentially dilutive share-based awards issued under our employee stock plans (see Notes 10 and 11). Certain unvested share-based payment awards are participating securities because they contain rights to receive non-forfeitable dividends (if paid), and are included in the two-class method of computing earnings per share.

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

Recent Accounting Pronouncements

In June 2009, the FASB released additional guidance on ASC Topic 810, “Consolidation” (SFAS No. 167) which will revise previous guidance applicable to variable interest entities (“VIEs”). The new guidance will require ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, as opposed to reconsideration only when specific events occurred, as under present rules. The new guidance will also replace the quantitative approach previously required for determining the primary beneficiary of a VIE with a qualitative approach, and changes some disclosure requirements. This revised guidance is effective for fiscal years beginning after November 15, 2009 (July 1, 2010 for the Company). The implementation of this pronouncement did not have a material impact on our consolidated financial position, results of operations, or cash flows.

(2)           Restructuring and Impairment Charges

During fiscal 2009 and 2008, we announced and executed plans to consolidate our operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage. These restructuring activities are now complete. There is a remaining liability at June 30, 2011 of $2.5 million for non-cancellable lease obligations with expirations ranging from less than one to 22 years. Changes in the estimated future costs of these obligations are included as restructuring and impairment charges in the Statement of Operations, and the Company’s restructuring reserve is classified with accrued expenses and other current liabilities in the Consolidated Balance Sheets.

(3)           Business Acquisitions

The Company’s business acquisition practice with respect to retail design centers of independent retailers is to selectively acquire, at market value, design centers located in markets of strategic interest to the Company. The Company does not actively pursue acquisitions, but is sometimes approached by independent retailers who are retiring. Acquisitions are subject to a contractual holdback, or reconciliation, period, during which the parties to the transaction may agree to certain normal and customary purchase accounting adjustments. Goodwill associated with our acquisitions represents the premium paid to the seller related to the acquired business (i.e. market presence). See Note 6 for further discussion of our goodwill and other intangible assets.

A summary of the acquisitions from our independent retailers for each of the last three fiscal years is provided below (dollars in thousands):

	Fiscal Year Ended June 30,
	2011	2010	2009
Business segment	Retail	Retail	Retail
Number of transactions	5	1	4
Total design centers acquired	6	1	4
Consideration given:
Cash paid	$2,957	$50	$1,174
Outstanding accounts and notes receivable settled	1,055	178	667
Total consideration given	4,012	228	1,841
Assets acquired (liabilities assumed):
Inventory	2,373	384	1,682
PP&E and other assets	3,922	99	242
Customer deposits	(2,183)	(155)	(660)
A/P and other liabilities	(100)	(100)	(186)
Goodwill	$-	$-	$763

(4)           Inventories

Inventories at June 30 are summarized as follows (in thousands):

	2011	2010
Finished goods	$108,438	$104,782
Work in process	8,868	8,421
Raw materials	24,386	20,837
	$141,692	$134,040

Inventories are presented net of a related valuation allowance of $1.7 million at June 30, 2011 and $2.1 million at June 30, 2010.

(5)           Property, Plant and Equipment

Property, plant and equipment at June 30 are summarized as follows (in thousands):

	2011	2010
Land and improvements	$86,779	$88,174
Buildings and improvements	378,099	373,452
Machinery and equipment	108,170	107,438
	573,048	569,064
Less: accumulated depreciation and amortization	(278,195)	(263,317)
	$294,853	$305,747

(6)           Goodwill and Other Intangible Assets

At both June 30, 2011 and 2010, we had $25.4 million of goodwill, and $19.7 million of other indefinite-lived intangible assets consisting of Ethan Allen trade names. These assets are reported in the Company’s wholesale segment for both periods.

The Company performed its annual impairment test in the fourth fiscal quarter for the fiscal years ending in 2011, 2010 and 2009. The Company recorded an impairment charge for $48.4 million in 2009 for the retail segment. There was no impairment in either 2011 or 2010. The fair values of the wholesale reporting unit and trade name exceeded their carrying value by a substantial margin. To calculate fair value of these assets, management relies on estimates and assumptions which by their nature have varying degrees of uncertainty. Wherever possible, management therefore looks for third party transactions to provide the best possible support for the assumptions incorporated. Management considers several factors to be significant when estimating fair value including expected financial outlook of the business, changes in the Company’s stock price, the impact of changing market conditions on financial performance and expected future cash flows, and other factors. Deterioration in any of these factors may result in a lower fair value assessment, which could lead to impairment of the long-lived assets and goodwill of the Company.

(7)           Borrowings

Total debt obligations at June 30 consist of the following (in thousands):

	2011	2010
5.375% Senior Notes due 2015	$164,821	$199,158
Industrial revenue bonds	-	3,855
Other debt obligations	211	254
Total debt	165,032	203,267
Less: current maturities	19	3,898
Total long-term debt	$165,013	$199,369

Senior Notes

On September 27, 2005, we completed a private offering of $200.0 million of ten-year senior unsecured notes due 2015 (the "Senior Notes"). The Senior Notes were offered by Global and have an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1 of each year. Proceeds received in connection with the issuance of the Senior Notes, net of a related discount of $1.6 million, totaled $198.4 million. We used the net proceeds from the offering to expand our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes. As of June 30, 2011, outstanding borrowings related to this transaction have been included in the Consolidated Balance Sheets within long-term debt. The discount on the Senior Notes is being amortized to interest expense over the life of the related debt as is debt issuance costs of $2.0 million primarily for banking, legal, accounting, rating agency, and printing services and $0.8 million of losses on settled forward contracts entered in conjunction with this debt issuance. During the current fiscal year, the Company repurchased $34.6 million of the Senior Notes in several unsolicited transactions.

The Senior Notes may be redeemed in whole or in part, at Global’s option at any time at the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes to be redeemed, discounted to the date of redemption on a semi-annual basis at the applicable treasury rate plus 20 basis points, plus, in each case, accrued and unpaid interest to the redemption date. In the event of default, the trustee or the holders of 25% of the outstanding principal amount of the Senior Notes may accelerate payment of principal, premium, if any, and accrued and unpaid interest. Events of default include failure to pay in accordance with the terms of the indenture, including failure, under certain circumstances, to pay indebtedness other than the Senior Notes. As of June 30, 2011, we are in compliance with the terms and conditions and all covenants of the Senior Notes.

Revolving Credit Facility

In March 2011, the Company amended its $60 million senior secured, asset-based, revolving credit facility which was due to expire in fiscal 2012. As amended, this facility (the “Amended Facility”) provides revolving credit financing of up to $50 million, subject to borrowing base availability, and includes a right for the Company to increase the total facility to $100 million either with existing or additional lenders subject to certain conditions. The Amended Facility was extended by approximately four years to March 25, 2016, or to June 26, 2015 if the Company’s Senior Notes bonds have not been refinanced. At the Company’s option, revolving loans under the Amended Facility bear interest at an annual rate of either:

(a)	London Interbank Offered rate (“LIBOR”) plus 2.0% to 2.5%, based on the average availability, or
(b)	The higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus, in each case, an additional 1.0% to 1.5%, based on average availability.

The Company pays a commitment fee of 0.25% per annum on the unused portion of the Amended Facility and participation fees on issued letters of credit at an annual rate of 1.0% to 2.5%, based on the average availability and the letter of credit type. If the average monthly availability is less than the greater of (i) 12.5% of the aggregate commitment and (ii) $6.3 million, the Company’s fixed charge coverage ratio may not be less than 1 to 1 for any period of four consecutive fiscal quarters. Certain payments are restricted if the availability of the collateral supporting the facility falls below $10 million or 20% of the facility size.

The Amended Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends); sell certain assets; and make investments. At June 30, 2011, we had no revolving loans and $0.7 million of standby and trade letters of credit outstanding under the Amended Facility. Remaining availability under the facility totaled $49.3 million subject to limitations set forth in the agreement and as a result, the coverage charge ratio, and other restricted payment limitations did not apply. As of June 30, 2011, we are in compliance with all the covenants of the Amended Facility.

Other Borrowings

In June 2011, $3.9 million of our outstanding debt, related to industrial revenue bonds that were issued to finance capital improvements at the Ethan Allen Hotel and Conference Center, was repaid.

For fiscal years ended June 30, 2011, 2010 and 2009, the weighted-average interest rates applicable under our outstanding debt obligations for each year was approximately 5.5%. Aggregate scheduled maturities of our debt obligations for each of the five fiscal years subsequent to June 30, 2011, and thereafter are as follows (in thousands):

Fiscal Year Ended June 30
2012	$19
2013	11
2014	11
2015	12
2016	164,833
Subsequent to 2016	146
Total scheduled debt payments	$165,032

(8)           Leases

We lease real property and equipment under various operating lease agreements expiring through 2033. Leases covering retail design center locations and equipment may require, in addition to stated minimums, contingent rentals based on retail sales or equipment usage. Generally, the leases provide for renewal for various periods at stipulated rates. Future minimum lease payments under non-cancelable operating leases for each of the five fiscal years subsequent to June 30, 2011, and thereafter are as follows (in thousands):

Fiscal Year Ended June 30
2012	$33,094
2013	28,053
2014	21,931
2015	19,500
2016	16,287
Subsequent to 2016	84,654
Total minimum lease payments	$203,519

(The above amounts will be partially offset in the aggregate by minimum future rentals from subleases of $9.1 million, which are due to be received as follows: $1.8 million in 2012; $1.8 million in 2013; $1.6 million in 2014; $1.4 million in 2015; $0.6 million in 2016; and $1.9 million subsequent to 2016.

Total rent expense for each of the past three fiscal years ended June 30 was as follows (in thousands):

	2011	2010	2009
Basic rentals under operating leases	$30,834	$33,334	$38,522
Contingent rentals under operating lease	135	121	182
	30,969	33,455	38,704
Less: sublease rent	(1,621)	(957)	(1,256)
Total rent expense	$29,348	$32,498	$37,448

As of June 30, 2011 and 2010, deferred rent credits totaling $11.9 million and $11.8 million, respectively, and deferred lease incentives totaling $2.7 million and $2.4 million, respectively, are reflected in the Consolidated Balance Sheets. These amounts are amortized over the respective underlying lease terms on a straight-line basis as a reduction of rent expense.

(9)           Shareholders' Equity

Our authorized capital stock consists of (a) 150,000,000 shares of Class A Common Stock, par value $.01 per share, (b) 600,000 shares of Class B Common Stock, par value $.01 per share, and (c) 1,055,000 shares of Preferred Stock, par value $.01 per share, of which (i) 30,000 shares have been designated Series A Redeemable Convertible Preferred Stock, (ii) 30,000 shares have been designated Series B Redeemable Convertible Preferred Stock, (iii) 155,010 shares have been designated as Series C Junior Participating Preferred Stock, and (iv) the remaining 839,990 shares may be designated by the Board of Directors with such rights and preferences as they determine (all such preferred stock, collectively, the "Preferred Stock"). Shares of Class B Common Stock are convertible to shares of our Common Stock upon the occurrence of certain events or other specified conditions being met. As of June 30, 2011 and 2010, there were no shares of Preferred Stock or Class B Common Stock issued or outstanding.

Share Repurchase Program

On November 21, 2002, the Company’s Board of Directors approved a share repurchase program authorizing us to repurchase up to 2.0 million shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. Subsequent to that date, the Board of Directors increased the then remaining share repurchase authorization on seven separate occasions the last of which was on November 13, 2007. As of June 30, 2011 we had a remaining Board authorization to repurchase 1.2 million shares.

During the fourth quarter of fiscal 2010, we resumed our stock repurchase activity due to our ability to generate excess cash and the favorable stock price. Between 2011 and 2009, we repurchased and/or retired the following shares of our common stock:

	2011	2010 (1)	2009
Common shares repurchased	204,286	182,600	-
Cost to repurchase common shares	$2,787,777	$2,588,519	-
Average price per share	$13.65	$14.18	-

(1)	The cost to repurchase shares in fiscal 2010 all had a June 2010 trade date and a July 2010 settlement date.

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

If the rights become exercisable, then, upon exercise of a right, our stockholders (other than the acquirer) would have the right to receive, in lieu of our Series C Junior Participating Preferred Stock, a number of shares of our common stock (or a number of shares of the common stock of the acquirer, if we are acquired, or other assets under various circumstances) having a market value equal to two times the purchase price. Under the Rights Plan, as amended by the Board of Directors on May 31, 2011, the rights will expire on November 30, 2014 or May 31, 2012 if the May 31, 2011 amendment is not ratified by the shareholders at the annual shareholders meeting scheduled to be held in November 2011. The redemption price is $0.01 per right. The Board of Directors may redeem the rights at its option any time prior to the time when the rights become exercisable.

The Rights Plan provides for adjustment to the number of rights which accompanies each share of our common stock (whether then outstanding or thereafter issued) upon the occurrence of various events after July 10, 1996, including stock splits. We effected a 2-for-1 stock split on September 3, 1997 and a 3-for-2 stock split on May 24, 1999. Accordingly, at June 30, 2011, each share of our common stock was accompanied by one-third of one right.

(10)           Earnings per Share

The following table sets forth the calculation of weighted average shares for the fiscal years ended June 30 (in thousands):

	2011	2010	2009
Weighted average common shares outstanding for basic calculation	28,758	28,982	28,814
Effect of dilutive stock options and share based awards	208	-	-
Weighted average common shares outstanding adjusted for diluted calculation	28,966	28,982	28,814

Certain restricted stock awards and the potential exercise of certain stock options were excluded from the respective diluted earnings per share calculation because their impact is anti-dilutive. In 2011, 2010 and 2009, stock options and share based awards of 1,657,932, 1,802,284 and 2,102,121, respectively, have been excluded.

(11)           Share-Based Compensation

For the twelve months ended June 30, 2011, 2010, and 2009, share-based compensation expense totaled $0.9 million, $2.3 million, and $1.7 million respectively. These amounts have been included in the Consolidated Statements of Operations within selling, general and administrative expenses. During the twelve months ended June 30, 2011, 2010, and 2009, we recognized related tax benefits associated with our share-based compensation arrangements totaling $0.3 million, $0.8 million and $0.6 million, respectively (before valuation allowances). Such amounts have been included in the Consolidated Statements of Operations within income tax expense.

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

	2011	2010	2009
Volatility	59.5%	43.7%	34.4%
Risk-free rate of return	0.61%	3.05%	3.21%
Dividend yield	1.16%	1.67%	5.11%
Expected average life	1.8 years	7.8 years	7.4 years

At June 30, 2011, we had 925,856 shares of common stock available for future issuance pursuant to the 1992 Stock Option Plan (the “Plan”). The maximum number of shares of common stock reserved for issuance under the Plan is 6,487,867 shares. Following is a description of grants made under the Plan.

Stock Option Awards

The Plan provides for the grant of non-compensatory stock options to eligible employees and non-employee directors. Stock options granted under the Plan are non-qualified under Section 422 of the Internal Revenue code and allow for the purchase of shares of our common stock. The Plan also provides for the issuance of stock appreciation rights ("SARs") on issued options, however, no SARs have been issued as of June 30, 2011. The awarding of such options is determined by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer. Option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant, vest ratably over a specified service period (4 years for awards to employees; 2 years for awards to independent directors), and have a contractual term of 10 years.

All options were issued at the closing stock price on each grant date, and have a contractual term of 10 years. A summary of stock option activity occurring during the fiscal year ended June 30, 2011 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding - June 30, 2010	2,113,284	$29.79
Granted	20,000	31.41
Exercised	(4,925)	15.37
Canceled (forfeited/expired)	(122,172)	25.26
Outstanding - June 30, 2011	2,006,187	29.91	3.6	$2,388,998
Exercisable – June 30, 2011	1,821,957	$31.40	3.1	$1,232,783

The weighted average grant-date fair value of options granted during fiscal 2011, 2010, and 2009 was $1.70, $5.17 and $4.58 respectively. The total intrinsic value of options exercised during 2011, 2010 and 2009 was $0.0 million, $0.0 million, and $5.7 million, respectively. As of June 30, 2011, there was $0.6 million of total unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.1 years. A summary of the nonvested shares as of June 30, 2011 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Grant Date Fair Value
Nonvested June 30, 2010	294,659	$4.32
Granted	20,000	1.70
Vested	(102,992)	3.81
Canceled (forfeited/expired)	(27,437)	3.97
Nonvested at June 30, 2011	184,230	$4.41

Restricted Stock Awards

In connection with Mr. Kathwari’s October 10, 2007 employment agreement, he received on July 1, 2008 an award of 20,000 shares of restricted stock with vesting based on the performance of the Company's stock price during the three year periods subsequent to the award date as compared to the Standard and Poor’s 500 index. The measurement period ended on June 30, 2011, vesting was not achieved, and 20,000 shares were forfeited.

On July 20, 2010, in recognition of his extraordinary efforts during these challenging times for the Company, the Compensation Committee of the Company’s board of directors awarded M. Farooq Kathwari, our President and Chief Executive Officer, 11,000 service-based restricted shares which vest in two equal annual installments on the grant date anniversary.

A summary of nonvested restricted share activity occurring during the fiscal year ended June 30, 2011 is presented below.

Restricted Awards	Shares	Weighted Average Grant-Date Fair Value
Nonvested - June 30, 2010	97,700	$14.07
Granted	13,000	13.83
Vested	(21,057)	17.22
Canceled (forfeited/expired)	(22,468)	14.03
Nonvested - June 30, 2011	67,175	$13.05

As of June 30, 2011, there was $0.6 million of total unrecognized compensation cost related to restricted shares granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.4 years. The total fair value of restricted shares vested during the fiscal years ending June 30, 2011 and 2010 was $0.4 million and $0.4 million respectively.

Stock Unit Awards

In connection with previous employment agreements, Mr. Kathwari was deemed to have earned 126,000 stock units. In the event of the termination of his employment, regardless of the reason for termination, Mr. Kathwari will receive shares of common stock equal to the number of stock units earned.

(12)           Income Taxes

Total income taxes were allocated as follows for the fiscal years ended June 30 (in thousands):

	2011	2010	2009
Income (loss) from operations	$(2,879)	$25,529	$(28,493)
Shareholders’ equity	-	-	-
Total	$(2,879)	$25,529	$(28,493)

Income tax expense (benefit) attributable to income from operations consists of the following for the fiscal years ended June 30 (in thousands):

	2011	2010	2009
Current:
Federal	$(4,428)	$(11,497)	$2,657
State	1,505	3,106	975
Foreign	107	131	33
Total current	(2,816)	(8,260)	3,665
Deferred:
Federal	(1,432)	33,290	(30,200)
State	1,369	490	(1,958)
Foreign	-	9	-
Total deferred	(63)	33,789	(32,158)
Income tax expense	$(2,879)	$25,529	$(28,493)

The following is a reconciliation of expected income tax expense (benefit) (computed by applying the federal statutory income tax rate to income before taxes) to actual income tax expense (benefit) (in thousands):

	2011		2010		2009
Expected income tax expense (benefit)	$9,228	35.0%	$(6,575)	35.0%	$(28,413)	35.0%
State income taxes (benefit), net of federal income tax	750	2.84%	(717)	3.8%	(3,237)	4.0%
Valuation allowance	(12,672)	(48.06)%	34,139	(181.7)%	2,088	(2.6)%
Goodwill impairment	-	0.0%	-	0.0%	1,402	(1.7)%
Section 199 Qualified Production Activities deduction	(705)	(2.67)%	-	0.0%	-	0.0%
Unrecognized tax benefit	490	1.86%	(2,232)	11.9%	47	0.0%
Other, net	30	0.11%	914	(4.9)%	(380)	0.4%
Actual income tax expense (benefit)	$(2,879)	(10.92)%	$25,529	(135.9)%	$(28,493)	35.1%

The significant components of the deferred tax expense (benefit) are as follows (in thousands):

	2011	2010	2009
Deferred tax expense (benefit):
Commissions	$750	$2,732	$(3,045)
Restructuring costs	267	4,551	(4,469)
Acquired goodwill	1,189	475	(16,191)
Amortization and depreciation	8,353	(4,813)	(7,126)
Federal, foreign and state net operating losses	1,241	(1,896)	(2,870)
Other	809	(1,399)	(545)
Total deferred tax benefit	12,609	(350)	(34,246)
Less: Valuation allowance	(12,672)	34,139	2,088
Net deferred tax expense (benefit)	$(63)	$33,789	$(32,158)

The deferred income tax asset and liability balances at June 30 (in thousands) include:

	2011	2010
Deferred tax assets:
Accounts receivable	$439	$437
Property, plant and equipment	-	7,204
Employee compensation accruals	5,962	6,377
Stock based compensation	2,680	3,008
Deferred rent credits	5,587	5,444
Restructuring charges	944	1,211
Net operating loss carryforwards	3,525	4,766
Goodwill	7,451	8,640
Other, net	5,153	5,100
Total deferred tax asset	31,741	42,187
Less: Valuation allowance	(23,554)	(36,226)
Net deferred tax assets	8,187	5,961

	2011	2010
Deferred tax liabilities:
Inventories	3,202	2,824
Property, plant and equipment	1,149	-
Intangible assets other than goodwill	14,225	14,295
Commissions	3,834	3,085
Other, net	23	66
Total deferred tax liability	22,433	20,270

Net deferred tax asset (liability)	$(14,246)	$(14,309)

The deferred income tax balances are classified in the Consolidated Balance Sheets as follows at June 30 (in thousands):

	2011	2010
Current assets	$-	$-
Non-current assets	-	-
Current liabilities	(6,212)	(5,225)
Non-current liabilities	(8,034)	(9,084)
Total net deferred tax asset (liability)	$(14,246)	$(14,309)

Note:   Current deferred tax assets and liabilities and non-current deferred tax assets and liabilities have been presented net in the Consolidated Balance Sheets.

We evaluate our deferred taxes to determine if the “more likely than not” standard of evidence has not been met thereby supporting the need for a valuation allowance.

A full valuation allowance was established as of June 30, 2010. On that date the Company had a three year cumulative loss. Due to the economic times and recent losses and after considering both positive and negative evidence, management’s assessment is that realization of tax assets is not reasonably assured due to a lack of available objective evidence. As of June 30, 2011, the Company remains in a three year cumulative loss and the full valuation allowance remains in place, though at a reduced level after recording the impact of the changes in tax accounting methods made in the prior quarter ended December 31, 2010. The valuation allowance at June 30, 2011 was $23.5 million vs. $36.2 million at June 30, 2010.  Of the total decrease, $10.2 million  is related to tax accounting method changes reported in our tax returns for the fiscal year ended June 30, 2010. Management will continue to assess the realizability of the tax assets based on actual and forecasted operating results on a quarterly basis, which, will likely cause volatility in the effective tax rate of the Company.

The Company’s deferred income tax assets at June 30, 2011 with respect to the net operating losses expire as follows (in thousands):

	Deferred Income Tax Assets	Net Operating Loss Carryforwards
United States (State), expiring between 2012 and 2031	$2,995	$65,067
Foreign, expiring between 2029 and 2030	530	1,812

Deferred U.S. federal income taxes are not provided for unremitted foreign earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested.

Uncertain Tax Positions

We recognize interest and penalties related to income tax matters as a component of income tax expense. If the $11.0 million of unrecognized tax benefits and related interest and penalties as of June 30, 2011 were recognized, approximately $6.8 million would be recorded as a benefit to income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits including related interest and penalties as of June 30, 2011 and 2010 is as follows (in thousands):

	2011	2010
Beginning balance	$11,476	$13,060
Additions based on tax positions in the current year	2,400	3,247
Additions for tax positions in prior years	868	585
Reductions for tax positions of prior years due to:
Statute expiration	(2,778)	(5,120)
Settlements	(939)	(296)
Ending balance	$11,027	$11,476

It is reasonably possible that various issues relating to approximately $7.2 million of the total gross unrecognized tax benefits as of June 30, 2011 will be resolved within the next twelve months as exams are completed or statutes expire. If recognized, approximately $4.6 million of unrecognized tax benefits would reduce our tax expense in the period realized. However, actual results could differ from those currently anticipated.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by the taxing authorities in such major jurisdictions as Canada, Mexico and the U.S. As of June 30, 2011, the Company and certain subsidiaries are currently under audit from 2001 through 2009 in the U.S. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant.

(13)           Employee Retirement Programs

The Ethan Allen Retirement Savings Plan

The Ethan Allen Retirement Savings Plan (the "Savings Plan") is a defined contribution plan, which is offered to substantially all of our employees who have completed three consecutive months of service regardless of hours worked. We may, at our discretion, make a matching contribution to the 401(k) portion of the Savings Plan on behalf of each participant. Total 401(k) Company match expense amounted to $2.5 million in 2011, $2.3 million in 2010, and $1.3 million in 2009. The contribution was made half in cash and half in shares of the Company’s common stock in 2011, and entirely in common stock in 2010 and 2009.

Other Retirement Plans and Benefits

Ethan Allen provides additional benefits to selected members of senior and middle management in the form of previously entered deferred compensation arrangements and a management cash bonus and other incentive programs. The total cost (credit) of these benefits was $1.1 million, $1.2 million, and $(0.7) million in 2011, 2010 and 2009, respectively.

(14)           Litigation

Environmental Matters

We and our subsidiaries are subject to various environmental laws and regulations. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials.

During fiscal 2009, three locations where we and/or our subsidiaries had been named as a Potentially Responsible Party (“PRP”) were resolved. In each case, we were not a major contributor based on the very small volume of waste generated by us in relation to total volume at those sites and were able to take part in de minimis settlement arrangements. In August 2010, the Company resolved the remaining environmental case in Carroll, New York in which it had been named as a PRP. As of June 30, 2011, we believe that the company is adequately reserved. We believe our currently anticipated capital expenditures for environmental control facility matters are not material.

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

Regulations issued under the Clean Air Act Amendments of 1990 required the industry to reformulate certain furniture finishes or institute process changes to reduce emissions of volatile organic compounds. Compliance with many of these requirements has been facilitated through the introduction of high solids coating technology and alternative formulations. In addition, we have instituted a variety of technical and procedural controls, including reformulation of finishing materials to reduce toxicity, implementation of high velocity low pressure spray systems, development of storm water protection plans and controls, and further development of related inspection/audit teams, all of which have served to reduce emissions per unit of production. We remain committed to implementing new waste minimization programs and/or enhancing existing programs with the objective of (i) reducing the total volume of waste, (ii) limiting the liability associated with waste disposal, and (iii) continuously improving environmental and job safety programs on the factory floor, which serve to minimize emissions and safety risks for employees. We will continue to evaluate the most appropriate, cost effective, control technologies for finishing operations and design production methods to reduce the use of hazardous materials in the manufacturing process.

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

Our accumulated other comprehensive income, which is comprised of losses on certain derivative instruments and accumulated foreign currency translation adjustments, totaled $2.3 million at June 30, 2011 and $1.2 million at June 30, 2010. Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada and Mexico. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

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

We evaluate performance of the respective segments based upon revenues and operating income. While the manner in which our home furnishings and accessories are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different. Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other). Revenue information by product line is not as easily determined within the retail segment. However, we believe that the allocation of retail sales by product line would be similar to that of the wholesale segment. A breakdown of wholesale sales by product line for each of the last three fiscal years ended June 30 is provided below:

	2011	2010	2009
Case Goods	39%	40%	41%
Upholstered Products	46	46	41
Home Accessories and Other	15	14	18
	100%	100%	100%

Information for each of the last three fiscal years ended June 30 is provided below (in thousands):

Net Sales:	2011	2010	2009
Wholesale segment	$422,946	$362,468	$403,378
Retail segment	505,910	438,539	508,621
Elimination of inter-company sales	(249,896)	(210,953)	(237,722)
Consolidated Total	$678,960	$590,054	$674,277

Operating Income:
Wholesale segment (1)	$49,223	$14,201	$6,670
Retail segment (2)	(14,669)	(28,764)	(92,100)
Adjustment for inter-company profit (3)	(2,621)	2,828	12,659
Consolidated Total	$31,933	$(11,735)	$(72,771)

Depreciation and Amortization
Wholesale segment	$9,199	$16,574	$12,148
Retail segment	11,617	12,824	13,487
Consolidated Total	$20,816	$29,398	$25,635

Capital Expenditures:
Wholesale segment	$6,604	$4,553	$3,246
Retail segment	2,490	5,369	19,291
Acquisitions (4)	2,957	50	1,366
Consolidated Total	$12,051	$9,972	$23,903

	June 30	June 30	June 30
	2011	2010	2009
Total Assets:
Wholesale segment	$309,081	$296,363	$276,250
Retail segment	347,044	360,413	397,877
Inventory profit elimination (5)	(27,800)	(24,999)	(27,642)
Consolidated Total	$628,325	$631,777	$646,485

(1)  Operating income for the wholesale segment for the twelve months ended June 30, 2010 and 2009 includes a pre-tax restructuring and impairment benefit of $0.2 million and charges of $17.4 million, respectively.
(2)  Operating income for the retail segment for the twelve months ended June 30, 2011, 2010 and 2009 includes pre-tax restructuring and impairment charges of $1.1 million, $2.7 million and $49.6 million respectively.
(3)  Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.
(4)  Acquisitions include the purchase of six retail design centers in 2011, one retail design center in 2010 and four retail design centers in 2009. See Note 3.
(5)  The wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

There are 70 independent retail design centers located outside the United States. Approximately 6.3% of our net sales are derived from sales to these retail design centers.

(17)           Selected Quarterly Financial Data (Unaudited)

Tabulated below is selected financial data for each quarter of the fiscal years ended June 30, 2011, 2010, and 2009 (in thousands, except per share data):

	Quarter Ended
	September 30	December 31	March 31	June 30
Fiscal 2011:
Net sales	$164,841	$173,345	$162,822	$177,952
Gross profit	82,381	89,861	83,069	94,149
Net income (loss)	3,813	14,744	3,518	7,175
Earnings (loss) per basic share (1)	0.13	0.51	0.12	0.25
Earnings (loss) per diluted share (1)	0.13	0.51	0.12	0.25
Dividend per common share	0.05	0.05	0.05	0.07

Fiscal 2010:
Net sales	$136,190	$143,302	$147,258	$163,304
Gross profit	58,309	69,024	72,027	80,917
Net income (loss)	(13,579)	(3,338)	(855)	(26,544)
Earnings (loss) per basic share (1)	(0.47)	(0.12)	(0.03)	(0.91)
Earnings (loss) per diluted share (1)	(0.47)	(0.12)	(0.03)	(0.91)
Dividend per common share	0.05	0.05	0.05	0.05

Fiscal 2009:
Net sales	$205,841	$189,558	$140,221	$138,657
Gross profit	111,941	101,801	66,050	67,550
Net income (loss)	7,422	5,488	(48,674)	(16,923)
Earnings (loss) per basic share (1)	0.26	0.19	(1.69)	(0.58)
Earnings (loss) per diluted share (1)	0.26	0.19	(1.69)	(0.58)
Dividend per common share	0.25	0.25	0.10	0.05

 (1)             The sum of the quarterly earnings per share may not equal the full-year total due to rounding and/or changes in share count.

(18)           Financial Instruments

We determine fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the Company. In addition, the fair value of liabilities includes consideration of non-performance risk including our own credit risk. Each fair value measurement is reported in one of the three levels, determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

The following section describes the valuation methodologies we use to measure different financial assets and liabilities at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2011 (in thousands):

	Level 1	Level 2	Level 3	Balance
Cash equivalents	$94,910	$-	$-	$94,910
Available-for-sale securities	-	12,909	-	12,909
Total	$94,910	$12,909	$-	$107,819

Cash equivalents consist of money market accounts and mutual funds in U.S. government and agency fixed income securities. We use quoted prices in active markets for identical assets or liabilities to determine fair value. At June 30, 2011, $16.4 million of cash equivalents was restricted and is classified as a long-term asset.

Available-for-sale securities consist of U.S. municipal bonds with maturities of less than two years. These bonds are rated A+/A1 or better by S&P/Moodys respectively. There were no material gross unrealized gains or losses on available-for-sale securities at June 30, 2011 or June 30, 2010.

Additional information on available-for-sale securities balances at June 30 are provided in the following table (in thousands).

	Amortized Cost Basis	Fair Value
2011	$12,739	$12,909
2010	$10,976	$10,986

As of June 30, 2011, the contractual maturities of our available-for-sale investments were as follows (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$7,311	$7,393
Due after one year through five years	$5,428	$5,517

Proceeds from sales of investments available for sale were $7.3 million in fiscal 2011 and $0.2 million during fiscal 2010, resulting in no material gain or loss in either period. There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including our cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended June 30, 2011, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis. During the third quarter of fiscal 2009, we determined that the goodwill for the retail segment was impaired, and a goodwill impairment charge of $48.4 million was recorded (also see note 6).

(19)           Restricted Cash and Investments

During fiscal 2010, we transferred $17.3 million of cash into two restricted accounts. We transferred $11.3 million as collateral for our workmen’s compensation and other insurance liabilities, previously secured by a letter of credit. We also transferred $6.0 million into a separate restricted account as collateral for the issuer of our private label credit cards to ensure funding for delivery of products sold. These restricted funds, which can be invested by us in money market mutual funds, and U.S. Treasuries and U.S. Government agency fixed income instruments with maturities of two years or less, cannot be withdrawn from our account without the prior written consent of the secured parties. These restricted funds are classified as long-term assets because they are not expected to be used within one year to fund operations. In fiscal 2011, $1.0 million was transferred to operating cash from the restricted accounts due to a lowering of our collateral requirement for workmen’s compensation insurance.

(20)           Subsequent Events

None.

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

The following tables set forth the condensed consolidating balance sheets as of June 30, 2011 and June 30, 2010, the condensed consolidating statements of operations for the twelve months ended June 30, 2011, 2010 and 2009, and the condensed consolidating statements of cash flows for the twelve months ended June 30, 2011, 2010 and 2009 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands)
June 30, 2011
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$69,763	$7,716	$1,040	$-	$78,519
Marketable securities	-	12,909	-	-	-	12,909
Accounts receivable, net	-	13,609	174	1,253	-	15,036
Inventories	-	-	164,938	4,554	(27,800)	141,692
Prepaid expenses and other current assets	-	4,598	14,866	908	-	20,372
Intercompany receivables	-	784,285	249,461	(8,423)	(1,025,323)	-
Total current assets	-	885,164	437,155	(668)	(1,053,123)	268,528

Property, plant and equipment, net	-	8,023	276,057	10,773	-	294,853
Goodwill and other intangible assets	-	37,905	7,223	-	-	45,128
Restricted cash and investments	-	16,391	-	-	-	16,391
Other assets	-	2,700	725	-	-	3,425
Investment in affiliated companies	602,699	(93,132)	-	-	(509,567)	-
Total assets	602,699	857,051	721,160	10,105	(1,562,690)	628,325
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	-	-	19	-	-	19
Customer deposits	-	-	59,633	3,016	-	62,649
Accounts payable	-	7,333	19,233	392	-	26,958
Accrued expenses and other current liabilities	2,130	43,212	18,746	902	-	64,990
Intercompany payables	318,882	597	702,748	3,096	(1,025,323)	-
Total current liabilities	321,012	51,142	800,379	7,406	(1,025,323)	154,616

Long-term debt	-	164,832	181	-	-	165,013
Other long-term liabilities	-	4,392	14,474	109	-	18,975
Deferred income taxes	-	8,034	-	-	-	8,034
Total liabilities	321,012	228,400	815,034	7,515	(1,025,323)	346,638
Shareholders’ equity	281,687	628,651	(93,874)	2,590	(537,367)	281,687
Total liabilities and shareholders’ equity	$602,699	$857,051	$721,160	$10,105	$(1,562,690)	$628,325

CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands)
June 30, 2010
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$67,269	$5,720	$863	$-	$73,852
Marketable securities	-	11,075	-	-	-	11,075
Accounts receivable, net	-	16,385	274	446	-	17,105
Inventories	-	-	154,621	4,418	(24,999)	134,040
Prepaid expenses and other current assets	-	11,018	12,011	591	-	23,620
Intercompany receivables	-	756,998	233,887	(4,815)	(986,070)	-
Total current assets	-	862,745	406,513	1,503	(1,011,069)	259,692

Property, plant and equipment, net	-	9,659	289,031	7,057	-	305,747
Goodwill and other intangible assets	-	37,905	7,223	-	-	45,128
Restricted cash and investments	-	17,318	-	-	-	17,318
Other assets	-	3,179	709	4	-	3,892
Investment in affiliated companies	571,323	(69,963)	-	-	(501,360)	-
Total assets	571,323	860,843	703,476	8,564	(1,512,429)	631,777
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	-	-	3,898	-	-	3,898
Customer deposits	-	-	49,990	2,615	-	52,605
Accounts payable	2,589	7,059	14,117	187	-	23,952
Accrued expenses and other current liabilities	1,559	44,642	18,540	546	-	65,287
Intercompany payables	308,716	597	672,644	4,113	(986,070)	-
Total current liabilities	312,864	52,298	759,189	7,461	(986,070)	145,742

Long-term debt	-	199,158	211	-	-	199,369
Other long-term liabilities	-	4,912	14,084	127	-	19,123
Deferred income taxes	-	9,084	-	-	-	9,084
Total liabilities	312,864	265,452	773,484	7,588	(986,070)	373,318
Shareholders’ equity	258,459	595,391	(70,008)	976	(526,359)	258,459
Total liabilities and shareholders’ equity	$571,323	$860,843	$703,476	$8,564	$(1,512,429)	$631,777

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)
Year Ended June 30, 2011

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$423,458	$718,660	$29,861	$(493,019)	$678,960
Cost of sales	-	321,706	481,814	16,198	(490,218)	329,500
Gross profit	-	101,752	236,846	13,663	(2,801)	349,460

Selling, general and administrative expenses	180	43,791	259,539	12,891	-	316,401
Restructuring and impairment charges	-	-	1,126	-	-	1,126
Total operating expenses	180	43,791	260,665	12,891	-	317,527
Operating income (loss)	(180)	57,961	(23,819)	772	(2,801)	31,933

Interest and other miscellaneous income (expense), net	29,430	(17,842)	232	5	(6,261)	5,564
Interest and other related financing costs	-	10,847	279	-	-	11,126
Income (loss) before income tax expense	29,250	29,272	(23,866)	777	(9,062)	26,371
Income tax expense (benefit)	-	(2,959)	-	80	-	(2,879)
Net income/(loss)	$29,250	$32,231	$(23,866)	$697	$(9,062)	$29,250

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)
Year Ended June 30, 2010

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$363,038	$603,191	$22,463	$(398,638)	$590,054
Cost of sales	-	286,185	412,992	11,939	(401,339)	309,777
Gross profit	-	76,853	190,199	10,524	2,701	280,277

Selling, general and administrative expenses	195	41,930	236,791	10,659	-	289,575
Restructuring and impairment charges	-	-	2,437	-	-	2,437
Total operating expenses	195	41,930	239,228	10,659	-	292,012
Operating income (loss)	(195)	34,923	(49,029)	(135)	2,701	(11,735)

Interest and other miscellaneous income (expense), net	(44,121)	(44,539)	106	16	93,410	4,872
Interest and other related financing costs	-	11,619	305	-	-	11,924
Income (loss) before income tax expense	(44,316)	(21,235)	(49,228)	(119)	96,111	(18,787)
Income tax expense (benefit)	-	25,529	-	-	-	25,529
Net income/(loss)	$(44,316)	$(46,764)	$(49,228)	$(119)	$96,111	$(44,316)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)
Year Ended June 30, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$404,543	$676,740	$21,042	$(428,048)	$674,277
Cost of sales	-	302,359	453,868	12,007	(441,299)	326,935
Gross profit	-	102,184	222,872	9,035	13,251	347,342

Selling, general and administrative expenses	165	49,191	293,296	10,460	-	353,112
Restructuring and impairment charges	-	-	67,001	-	-	67,001
Total operating expenses	165	49,191	360,297	10,460	-	420,113
Operating income (loss)	(165)	52,993	(137,425)	(1,425)	13,251	(72,771)

Interest and other miscellaneous income (expense), net	(52,522)	(135,736)	43	83	191,487	3,355
Interest and other related financing costs	-	11,459	305	-	-	11,764
Income (loss) before income tax expense	(52,687)	(94,202)	(137,687)	(1,342)	204,738	(81,180)
Income tax expense (benefit)	-	(28,493)	-	-	-	(28,493)
Net income/(loss)	$(52,687)	$(65,709)	$(137,687)	$(1,342)	$204,738	$(52,687)

 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)
Year Ended June 30, 2011

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$11,055	$38,590	$10,672	$2,845	$-	$63,162

Cash flows from investing activities:
Capital expenditures	-	(1,182)	(5,017)	(2,895)	-	(9,094)
Acquisitions	-	-	(2,957)	-	-	(2,957)
Proceeds from the disposal of property, plant and equipment	-	-	3,196	-	-	3,196
Change in restricted cash and investments	-	927	-	-	-	927
Purchases of marketable securities	-	(9,466)	-	-	-	(9,466)
Sales of marketable securities	-	7,319	-	-	-	7,319
Other	-	432	-	-	-	432
Net cash used in investing activities	-	(1,970)	(4,778)	(2,895)	-	(9,643)

Cash flows from financing activities:
Payments on long-term debt	-	(33,989)	(3,898)	-	-	(37,887)
Purchases and other retirements of company stock	(5,377)	-	-	-	-	(5,377)
Proceeds from issuance of common stock	76	-	-	-	-	76
(Increase) decrease in deferred financing costs	-	(137)	-	-	-	(137)
Dividends paid	(5,754)	-	-	-	-	(5,754)
Net cash provided by (used in) financing activities	(11,055)	(34,126)	(3,898)	-	-	(49,079)
Effect of exchange rate changes on cash	-	-	-	227	-	227

Net increase (decrease) in cash and cash equivalents	-	2,494	1,996	177	-	4,667

Cash and cash equivalents – beginning of period	-	67,269	5,720	863	-	73,852

Cash and cash equivalents – end of period	$-	$69,763	$7,716	$1,040	$-	$78,519

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)
Year Ended June 30, 2010

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$5,800	$48,466	$(4,272)	$1,337	$-	$51,331

Cash flows from investing activities:
Capital expenditures	-	(393)	(6,706)	(2,823)	-	(9,922)
Acquisitions	-	-	(50)	-	-	(50)
Proceeds from the disposal of property, plant and equipment	-	-	13,198	-	-	13,198
Increase in restricted cash and investments	-	(17,318)	-	-	-	(17,318)
Purchases of marketable securities	-	(11,364)	-	-	-	(11,364)
Sales of marketable securities	-	200	-	-	-	200
Other	-	165	-	-	-	165
Net cash used in investing activities	-	(28,710)	6,442	(2,823)	-	(25,091)

Cash flows from financing activities:
Payments on long-term debt	-	-	(42)	-	-	(42)
Proceeds from issuance of common stock	1	-	-	-	-	1
(Increase) decrease in deferred financing costs	-	(199)	-	-	-	(199)
Dividends paid	(5,801)	-	-	-	-	(5,801)
Net cash provided by (used in) financing activities	(5,800)	(199)	(42)	-	-	(6,041)
Effect of exchange rate changes on cash	-	-	-	693	-	693

Net increase (decrease) in cash and cash equivalents	-	19,557	2,128	(793)	-	20,892

Cash and cash equivalents – beginning of period	-	47,712	3,592	1,656	-	52,960

Cash and cash equivalents – end of period	$-	$67,269	$5,720	$863	$-	$73,852

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)
Year Ended June 30, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$23,615	$(20,986)	$18,710	$594	$-	$21,933

Cash flows from investing activities:
Capital expenditures	-	(1,337)	(21,097)	(103)	-	(22,537)
Acquisitions	-	-	(1,366)	-	-	(1,366)
Proceeds from the disposal of property, plant and equipment	-	88	6,296	-	-	6,384
Other	-	210	(217)	-	-	(7)
Net cash used in investing activities	-	(1,039)	(16,384)	(103)	-	(17,526)

Cash flows from financing activities:
Payments on long-term debt	-	-	(41)	-	-	(41)
Proceeds from issuance of common stock	2	-	-	-	-	2
(Increase) decrease in deferred financing costs	-	(1,380)	-	-	-	(1,380)
Dividends paid	(23,617)	-	-	-	-	(23,617)
Net cash provided by (used in) financing activities	(23,615)	(1,380)	(41)	-	-	(25,036)
Effect of exchange rate changes on cash	-	-	-	(787)	-	(787)

Net increase (decrease) in cash and cash equivalents	-	(23,405)	2,285	(296)	-	(21,416)

Cash and cash equivalents – beginning of period	-	71,117	1,307	1,952	-	74,376

Cash and cash equivalents – end of period	$-	$47,712	$3,592	$1,656	$-	$52,960

(22)           VALUATION AND QUALIFYING ACCOUNTS

The following table provides information regarding the Company’s sales discounts, sales returns and allowance for doubtful accounts, and inventory valuation allowances (in thousands):

	Balance at Beginning of Period	Additions (Reductions) Charged to Income	Adjustments and/or Deductions	Balance at End of Period

Accounts Receivable:
Sales discounts, sales returns and allowance for doubtful accounts:
June 30, 2011	$1,160	$11	$-	$1,171
June 30, 2010	$1,362	$(202)	$-	$1,160
June 30, 2009	$2,535	$(773)	$(400)	$1,362

Inventory:
Inventory valuation allowance:
June 30, 2011	$2,072	$(356)	$-	$1,716
June 30, 2010	$2,204	$400	$(532)	$2,072
June 30, 2009	$2,260	$-	$(56)	$2,204

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No changes in, or disagreements with, accountants as a result of accounting or financial disclosure matters, occurred during fiscal years 2011, 2010 or 2009.

Item 9A. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Vice President-Finance ("VPF"), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and VPF, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the CEO and VPF, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2011.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2011, as stated in their report included under Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.
PART III

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 will appear in the Ethan Allen Interiors Inc. proxy statement for the Annual Meeting of Shareholders scheduled to be held on November 15, 2011 (the "Proxy Statement"). The Proxy Statement, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in this Annual Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934). In addition, the information set forth below is provided as required by Item 10 and the listing standards of the New York Stock Exchange ("NYSE").

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

Audit Committee Financial Expert

Our Board of Directors has determined that we have four "audit committee financial experts", as defined under Item 407(d)(5)(ii) of Regulation S-K of the Securities Exchange Act of 1934, currently serving on our Audit Committee. Those members of our Audit Committee who are deemed to be audit committee financial experts are as follows:

Clinton A. Clark
John Dooner
Kristin Gamble
Don M. Wilson, III

All persons identified as audit committee financial experts are independent from management as defined by Item 7(d)(3), of Schedule 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans at June 30, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	2,199,362	$27.28	925,856
Equity compensation plans not approved by security holders (2)	-	-	-
Total	2,199,362	$27.28	925,856

(1)
Amount includes stock options outstanding under our 1992 Stock Option Plan (the "Plan") as well as nonvested shares of restricted stock and vested Stock Units which have been provided for under the provisions of the Plan. See Note 11 to our Consolidated Financial Statements included under Item 8 of this Annual Report.

(2)	As of June 30, 2011, we do not maintain any equity compensation plans which have not been approved by our shareholders.

NYSE Certification

Mr. Kathwari, Chief Executive Officer and President, has certified to the NYSE, pursuant to Section 303A.12 of the NYSE’s Listing Company Manual, that he is unaware of any violation by the Company of the NYSE’s corporate governance listing standards.

PART IV

Item 15. Exhibits and Financial Statement Schedules

I.           Listing of Documents

(1)
Financial Statements. Our Consolidated Financial Statements, included under Item 8 hereof, as required at June 30, 2011 and 2010, and for the years ended June 30, 2011, 2010 and 2009 consist of the following:

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
4 (a)
Rights Agreement, dated July 26, 1996, between the Company and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 3, 1996)

4 (a)-1
Amendment No. 1 to Rights Agreement, dated as of December 23, 2004 between the Company and Harris Trust Savings Bank and Computershare Investor Services, LLC (incorporated by reference to Exhibit 4(a)-1 to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2005)

4 (a)-2
Amendment No. 2 dated as of May 31, 2011, between the Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4(a)-2 to the Current Report on Form 8-K filed with the SEC on May 31, 2011)

4 (b)
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

10 (e)-1
First Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement, dated as of July 25, 2008, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc. and GE Money Bank (incorporated by reference as Exhibit 10(e)-1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 10, 2010)

10 (e)-2
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

10 (e)-3
Third Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement, dated as of June 30, 2011, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc. and GE Money Bank (incorporated by reference to Exhibit 10(e)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 3, 2010) (Confidential treatment under Rule 24b-2 requested as to certain portions which are omitted and filed separately with the SEC).

10 (f)
Employment Agreement, dated as of November 13, 2007, between Mr. Kathwari and Ethan Allen Interiors Inc. (incorporated by reference to Exhibit 10(h) to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2007

10 (g)-1
Credit Agreement, dated as of May 29, 2009, among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P. Morgan Chase Bank, N.A., and Capital One Leverage Finance Corp (confidential treatment requested as to certain portions. Incorporated by reference to Exhibit 10(g)-2 to the Annual Report on Form 10-K of the Company filed with the SEC on August 24, 2009)

10 (g)-2
Amendment No. 1, dated as of October 23, 2009 to the Credit Agreement dated May 29, 2009, among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P.Morgan Chase Bank, N.A., and the lenders thereunder (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 9, 2009).

10 (g)-3
Amendment No. 2, dated as of March 25, 2011, to the Credit Agreement dated May 29, 2009, among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P.Morgan Chase Bank, N.A., and Wells Fargo Bank, National Association (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 5, 2011).

	10 (h)	Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 10(f) to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2007)
	10 (h)-1	Form of Option Agreement for Grants to Independent Directors (incorporated by reference to Exhibit 10(h)-4 to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2005
	10 (h)-2	Form of Option Agreement for Grants to Employees (incorporated by reference to Exhibit 10(h)-5 to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2005
	10 (h)-3	Form of Restricted Stock Agreement for Executives (incorporated by reference to Exhibit 10(f)-1 to the Current Report on Form 10-8 of the Company filed with the SEC on November 19, 2007
	10 (h)-4	Form of Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10(f)-2 to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2007
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

ETHAN ALLEN INTERIORS INC.
(Registrant)

By:	/s/ M. Farooq Kathwari
(M. Farooq Kathwari)
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David R. Callen
(David R. Callen)
Vice President, Finance and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ M. Farooq Kathwari	Chairman, President and Chief Exectutive Officer
(M. Farooq Kathwari)	(Principal Executive Officer)

/s/ David R. Callen	Vice President, Finance and Treasurer
(David R. Callen)	(Principal Financial Officer and Principal Accounting Officer)

/s/ Clinton A. Clark	Director
(Clinton A. Clark)

/s/ John Dooner	Director
(John Dooner)

/s/ Kristin Gamble	Director
(Kristin Gamble)

/s/ James W. Schmotter	Director
(James W. Schmotter)

/s/ Don M. Wilson, III	Director
(Don M. Wilson, III)

/s/ Frank G. Wisner	Director
(Frank G. Wisner)

Date: August 18, 2011