Form 10-Q
period 2011-09-30
ETHAN ALLEN INTERIORS INC
filed 2011-11-02
CIK 896156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             [X] Yes[   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).             [   ] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[   ] Yes[X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At October 26, 2011, there were 28,848,398 shares of Class A Common Stock, par value $.01, outstanding.

Part II - Other Information

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2011	June 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,376	$78,519
Marketable securities (note 5)	11,107	12,909
Accounts receivable, less allowance for doubtful accounts of $1,335 at September 30, 2011 and $1,171 at June 30, 2011	14,643	15,036
Inventories (note 6)	141,050	141,692
Prepaid expenses and other current assets	21,255	20,372
Total current assets	267,431	268,528
Property, plant and equipment, net	291,535	294,853
Goodwill and other intangible assets	45,128	45,128
Restricted cash and investments (note 4)	15,395	16,391
Other assets	3,243	3,425
Total assets	$622,732	$628,325

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt (note 9)	$-	$19
Customer deposits	57,742	62,649
Accounts payable	23,061	26,958
Accrued compensation and benefits	25,420	28,359
Accrued expenses and other current liabilities (note 7)	43,018	36,631
Total current liabilities	149,241	154,616
Long-term debt (note 9)	162,861	165,013
Other long-term liabilities	18,542	18,975
Deferred income taxes	7,932	8,034
Total liabilities	338,576	346,638
Shareholders' equity:
Class A common stock, par value $0.01; 150,000,000 shares authorized; 48,366,783 shares issued at September 30, 2011 and 48,350,065 shares issued at June 30, 2011	484	484
Class B common stock, par value $0.01; 600,000 shares authorized; no shares issued and outstanding at September 30, 2011 and June 30, 2011	-	-
Preferred stock, par value $0.01; 1,055,000 shares authorized; no shares issued and outstanding at September 30, 2011 and June 30, 2011	-	-
Additional paid-in-capital	359,981	359,728
	360,465	360,212
Less: Treasury stock (at cost), 19,623,385 shares at September 30, 2011 and 19,571,092 shares at June 30, 2011	(583,538)	(582,691)
Retained earnings	506,660	501,908
Accumulated other comprehensive income (note 13)	569	2,258
Total shareholders' equity	284,156	281,687
Total liabilities and shareholders' equity	$622,732	$628,325

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended
	September 30,
	2011	2010

Net sales	$184,921	$164,841
Cost of sales	87,036	82,460
Gross profit	97,885	82,381

Operating expenses:
Selling	43,620	39,327
General and administrative	40,667	37,443
Restructuring and impairment charge, net (note 7)	(40)	225
Total operating expenses	84,247	76,995

Operating income	13,638	5,386

Interest and other miscellaneous income, net	60	3,157

Interest and other related financing costs (note 9)	2,351	2,974

Income before income taxes	11,347	5,569

Income tax expense (note 3)	4,577	1,756

Net income	$6,770	$3,813

Per share data (note 12):
Basic earnings per common share:
Net income per basic share	$0.24	$0.13
Basic weighted average common shares	28,760	28,779
Diluted earnings per common share:
Net income per diluted share	$0.23	$0.13
Diluted weighted average common shares	28,951	28,950

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. Consolidated Statements of Cash Flows (Unaudited) (In thousands)
	Three months ended
	September 30,
	2011	2010
Operating activities:
Net income	$6,770	$3,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,989	5,607
Compensation expense related to share-based awards	253	231
Provision (benefit) for deferred income taxes	(44)	(6)
(Gain) loss on disposal of property, plant and equipment	(45)	56
Other	67	(93)

Change in assets and liabilities, net of the effects from acquired and divested businesses:
Accounts receivable	393	621
Inventories	642	(4,478)
Prepaid and other current assets	(962)	(3,001)
Other assets	37	227
Customer deposits	(4,907)	(1,494)
Accounts payable	(3,897)	(941)
Accrued expenses	3,389	(360)
Other liabilities	(433)	(1,063)
Net cash provided by (used in) operating activities	6,252	(881)

Investing activities:
Proceeds from the disposal of property, plant & equipment	70	57
Change in restricted cash and investments	996	989
Capital expenditures	(3,375)	(1,504)
Purchases of marketable securities	(261)	(613)
Sales of marketable securities	1,965	-
Other	252	18
Net cash provided by (used in) investing activities	(353)	(1,053)

Financing activities:
Payments on long-term debt	(2,190)	(2,296)
Payment of cash dividends	(2,017)	(1,438)
Purchases and other retirements of company stock	(847)	(5,377)
Net cash provided by (used in) financing activities	(5,054)	(9,111)
Effect of exchange rate changes on cash	12	(79)
Net increase (decrease) in cash & cash equivalents	857	(11,124)
Cash & cash equivalents at beginning of period	78,519	73,852
Cash & cash equivalents at end of period	$79,376	$62,728

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
 Three Months Ended September 30, 2011
(Unaudited)
(In thousands, except share data)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Retained
	Stock	Capital	Stock	Income	Earnings	Total
Balance at June 30, 2011	$484	$359,728	$(582,691)	$2,258	$501,908	$281,687

Issuance of common shares upon the exercise of share-based awards	-	-	-	-	-	-

Compensation expense associated with share-based awards (note 11)	-	253	-	-	-	253

Purchase/retirement of 52,293 shares of company stock	-	-	(847)	-	-	(847)

Dividends declared on common stock	-	-	-	-	(2,018)	(2,018)

Other comprehensive income (note 13):
Currency translation adjustments	-	-	-	(1,698)	-	(1,698)
Unrealized gain (loss) on investments	-	-	-	(3)	-	(3)
Loss on derivatives, net of tax	-	-	-	12	-	12
Net income	-	-	-	-	6,770	6,770
Total comprehensive income						5,081
Balance at September 30, 2011	$484	$359,981	$(583,538)	$569	$506,660	$284,156
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

(2)    Interim Financial Presentation

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2011.

(3)   Income Taxes

The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to actual or forecasted permanent book to tax differences; impacts from future tax audits with state, federal or foreign tax authorities; impacts from tax law changes; or change in judgment as to the realizability of deferred tax assets. The Company identifies items which are not normal and are non-recurring in nature and treats these as discrete events. The tax effect of discrete items is recorded in the quarter in which the discrete events occur. Due to the volatility of these factors, the Company's consolidated effective income tax rate can change significantly on a quarterly basis.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by the taxing authorities in such major jurisdictions as the U.S., Canada, and Mexico. As of September 30, 2011, the Company and certain of its subsidiaries are currently under U.S. audit from 2001 through 2010. It is reasonably possible that some of these audits may be completed during the next twelve months. It is reasonable to expect that various issues relating to uncertain tax benefits will be resolved within the next twelve months as exams are completed or as statutes expire and will impact the effective tax rate.

Due to the challenging economic times, financial losses in fiscal 2009 and 2010 resulting in a three year cumulative loss, and after considering both positive and negative evidence, management’s assessment is that realization of tax assets is not reasonably assured due to a lack of available objective positive evidence. As a result the Company established a full valuation allowance as of June 30, 2010. At September 30, 2011, the Company remains in a three year cumulative loss and the full valuation allowance remains in place with a balance of $24.2 million compared with $23.5 million at June 30, 2011. Management will continue to assess the realizability of the tax assets based on actual and forecasted operating results on a quarterly basis, which will likely cause volatility in the effective tax rate of the Company.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The Company’s consolidated effective tax rate was 40.3% and 31.5% for the three months ended September 30, 2011 and 2010 respectively. The current quarter effective tax rate includes tax expense on the current quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on deferred tax assets which also affected the income tax expense in both periods. The prior period effective tax rate benefitted from the utilization of certain deferred tax assets.

(4)    Restricted Cash and Investments

At September 30, 2011 and June 30, 2011, we held $15.4 million and $16.4 million, respectively of restricted cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation and other insurance and for the benefit of the issuer of our private label credit card. These funds can be invested in high quality money market mutual funds, U.S. Treasuries and U.S. Government agency fixed income instruments, and cannot be withdrawn without the prior written consent of the secured party. These assets are carried at cost, which approximates market value and are classified as long-term assets because they are not expected to be used within one year to fund operations. See also Note 14, “Financial Instruments".

(5)    Marketable Securities

At September 30, 2011 and June 30, 2011, the Company held marketable securities of $11.1 million and $12.9 million, respectively classified as current assets, consisting of U.S. municipal bonds with maturities ranging from less than one year to less than two years, which were rated A+/A1 or better by the rating services Standard & Poors (“S&P”) and Moodys Investors Service (“Moodys”) respectively. There have been no material realized or unrealized gains or losses for the three months ended September 30, 2011 and September 30, 2010. We do not believe there are any impairments considered to be other than temporary at September 30, 2011. Also see Note 4, "Restricted Cash and Investments" and Note 14, “Financial Instruments".

(6)    Inventories

Inventories at September 30, 2011 and June 30, 2011 are summarized as follows (in thousands):

	September 30,	June 30,
	2011	2011

Finished goods	$109,541	$108,438
Work in process	8,488	8,868
Raw materials	23,021	24,386
	$141,050	$141,692

Inventories are presented net of a related valuation allowance of $3.1 million at September 30, 2011 and $1.7 million at June 30, 2011.

(7)    Restructuring and Impairment Charges

In recent years, we have announced and executed plans to consolidate our operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage. Plans announced in fiscal 2008 and 2009 had no material impact on fiscal 2012 financial statements and the balance of reserves for these actions, for non-cancellable lease obligations with expirations ranging from less than one to 22 years, totaled $1.7 million and $2.5 million at September 30, 2011 and June 30, 2011, respectively.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(8)    Business Acquisitions

From time to time the Company acquires design centers from its independent retailers in arms length transactions. There were no acquisitions completed during the three months ended September 30, 2011 and 2010, respectively.

(9)    Borrowings

Total debt obligations at September 30, 2011 and June 30, 2011 consist of the following (in thousands):

	September 30,	June 30,
	2011	2011
5.375% Senior Notes due 2015	$162,861	$164,821
Other debt	-	211
Total debt	162,861	165,032
Less current maturities	-	19
Total long-term debt	$162,861	$165,013

In September 2005, we issued $200.0 million in ten-year senior unsecured notes due 2015 (the "Senior Notes"). The Senior Notes were issued by Global, bearing an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1. We have used the net proceeds of $198.4 million to improve our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes. During fiscal 2011, the Company reduced its outstanding debt by $38.2 million. Outstanding debt was further reduced by $2.2 million during the current fiscal year.

We also maintain a $50 million senior secured, asset-based revolving credit facility (the “Facility”). At September 30, 2011 and June 30, 2011, we had no revolving loans and $0.7 million of standby and trade letters of credit outstanding under the Facility. The Facility is subject to borrowing base availability and includes a right for the Company to increase to total facility to $100 million subject to certain conditions. The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt, engage in mergers and consolidations, make restricted payments (including dividends), sell certain assets, and make investments. Remaining availability under the facility totaled $49.3 million at September 30, 2011 and June 30, 2011 and as a result, covenants and other restricted payment limitations did not apply. The Facility expires March 25, 2016, or June 26, 2015 if the Senior Notes have not been refinanced prior to that date.

At September 30, 2011 and June 30, 2011, we were in compliance with all covenants of the Senior Notes and the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(10)    Litigation

Environmental Matters
We and our subsidiaries are subject to various environmental laws and regulations. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials. As of September 30, 2011 and June 30, 2011, we believe that the Company was adequately reserved. We believe our currently anticipated capital expenditures for environmental control facility matters are not material.

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

(11)    Share-Based Compensation

During the quarter ended September 30, 2011, the Company awarded options to purchase 30,000 shares of our common stock to certain executives other than Mr. Kathwari, at the closing stock price on the respective grant dates. These options vest in four equal annual installments on the grant date anniversary. On July 26, 2011, as a result of the Company’s performance, the Compensation Committee of the Company’s board of directors awarded M. Farooq Kathwari, our President and Chief Executive Officer 30,000 service-based restricted shares which vest in three equal annual installments on the grant date anniversary.

(12)    Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three months ended
	September 30,
	2011	2010
Weighted average common shares outstanding for basic calculation	28,760	28,779
Effect of dilutive stock options and other share-based awards	191	171
Weighted average common shares outstanding adjusted for dilution calculation	28,951	28,950

As of September 30, 2011 and 2010, stock options to purchase 1,883,018 and 2,060,628 common shares, respectively, were excluded from the respective diluted earnings per share calculation because their impact was anti-dilutive.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(13)    Comprehensive Income

Our accumulated other comprehensive income, which is comprised of losses on certain derivative instruments, accumulated foreign currency translation adjustments, and unrealized gain and loss on investments totaled $0.6 million at September 30, 2011 and $2.3 million at June 30, 2011. Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada and Mexico. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

(14)    Financial Instruments

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and June 30, 2011 (in thousands):

September 30, 2011
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$94,771	-	-	$94,771
Available-for-sale securities	-	11,107	-	11,107
Total	$94,771	$11,107	$-	$105,878

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

June 30, 2011
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$94,910	-	-	$94,910
Available-for-sale securities	-	12,909	-	12,909
Total	$94,910	$12,909	$-	$107,819

Cash equivalents consist of money market accounts and mutual funds in U.S. government and agency fixed income securities. We use quoted prices in active markets for identical assets or liabilities to determine fair value. At September 30, 2011 and June 30, 2011, $15.4 million and $16.4 million, respectively, of the cash equivalents were restricted, and classified as a long-term asset.

Available-for-sale securities consist of U.S. agency bonds with a maturity of five years, and U.S. municipal bonds with maturities of less than two years. The agency bonds are rated AAA/Aaa by S&P/Moody’s, and the municipal bonds are rated A+/A1 or better by S&P/Moodys respectively. We obtain fair value based upon quoted prices for similar instruments in active markets. As of September 30, 2011 and September 30, 2010, there were no material gross unrealized gains or losses on available-for-sale securities.

As of September 30, 2011 and June 30, 2011, the contractual maturities of our available-for-sale investments were as follows:

September 30, 2011
	Cost	Estimated Fair Value
Due in one year or less	$8,255	$8,362
Due after one year through five years	$2,705	$2,745

June 30, 2011
	Cost	Estimated Fair Value
Due in one year or less	$7,311	$7,393
Due after one year through five years	$5,428	$5,517

No investments have been in a continuous loss position for more than one year, and no other-than-temporary impairments were recognized. Also see Note 4, "Restricted Cash and Investments", and Note 5, "Marketable Securities".

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We measure certain assets at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended September 30, 2011, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis.

(15)    Segment Information

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

We evaluate performance of the respective segments based upon revenues and operating income. While the manner in which our home furnishings and accessories are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different. Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other). The allocation of retail sales by product line is reasonably similar to that of the wholesale segment. A breakdown of wholesale sales by these product lines for the three months ended September 30, 2011 and 2010 is provided as follows:

	Three months ended
	September 30,
	2011	2010
Case Goods	39%	37%
Upholstered Products	45%	48%
Home Accessories and Other	16%	15%
	100%	100%

Segment information for the three months ended September 30, 2011 and 2010 is provided below (in thousands):
	Three months ended
	September 30,
	2011	2010
Net sales:
Wholesale segment	$116,394	$107,555
Retail segment	141,181	121,023
Elimination of inter-company sales	(72,654)	(63,737)
Consolidated Total	$184,921	$164,841

Operating income (loss):
Wholesale segment	$15,691	$11,939
Retail segment (1)	(1,497)	(4,290)
Adjustment of inter-company profit (2)	(556)	(2,263)
Consolidated Total	$13,638	$5,386

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Three months ended
	September 30,
	2011	2010
Depreciation & Amortization:
Wholesale segment	$2,204	$2,569
Retail segment	2,785	3,038
Consolidated Total	$4,989	$5,607

Capital expenditures:
Wholesale segment	$1,805	$1,091
Retail segment	1,570	413
Consolidated Total	$3,375	$1,504

	September 30,	June 30,
	2011	2011
Total Assets:
Wholesale segment	$307,101	$309,081
Retail segment	343,897	347,044
Inventory profit elimination (3)	(28,266)	(27,800)
Consolidated Total	$622,732	$628,325

(1)	Operating income (loss) for the retail segment for the three months ended September 30, 2010 includes pre-tax restructuring and impairment charges of $0.2 million.
(2)	Represents the change in wholesale profit contained in Ethan Allen operated design center inventory at the end of the period.
(3)	Represents the wholesale profit contained in Ethan Allen operated design center inventory that has not yet been realized. These profits are realized when the related inventory is sold.

At September 30, 2011, there were 78 independent retail design centers located outside the United States compared with 57 at September 30, 2010. Approximately 5.9% of our net sales during the current three months were derived from sales to these retail design centers compared with 6.4% in the prior year.

(16)    Subsequent Events

Employment Agreement / Share-Based Awards
Effective October 1, 2011, the Company and M. Farooq Kathwari, our President and Chief Executive Officer, entered into a new employment agreement (the "Agreement"). Pursuant to the terms of the Agreement, Mr. Kathwari was awarded on October 1, 2011, (i) options to purchase 300,000 shares of our common stock at an exercise price of $13.61 (the closing price of a share of our common stock on September 30, 2011), and (ii) 105,000 shares of restricted stock, with both awards vesting ratably over a 5-year period on each June 30. The options have a contractual term of 10 years. In addition, the Agreement provides that Mr. Kathwari will be entitled to an annual incentive bonus based upon the amount by which the Company’s operating income for the applicable fiscal year exceeds certain thresholds specified in the Agreement. The incentive bonus components of the Agreement are subject to approval by the stockholders of the Company.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(17)    Recently Issued Accounting Pronouncements

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

(18)    Financial Information About the Parent, the Issuer and the Guarantors

On September 27, 2005, Global (the "Issuer") issued $200 million aggregate principal amount of Senior Notes which have been guaranteed on a senior basis by Interiors (the "Parent"), and other wholly owned domestic subsidiaries of the Issuer and the Parent, including Ethan Allen Retail, Inc., Ethan Allen Operations, Inc., Ethan Allen Realty, LLC, Lake Avenue Associates, Inc. and Manor House, Inc. The subsidiary guarantors (other than the Parent) are collectively called the "Guarantors". The guarantees of the Guarantors are unsecured. All of the guarantees are full, unconditional and joint and several and the Issuer and each of the Guarantors are 100% owned by the Parent. Our other subsidiaries which are not guarantors are called the "Non-Guarantors".

The following tables set forth the condensed consolidating balance sheets as of September 30, 2011 and June 30, 2011, the condensed consolidating statements of operations for the three months ended September 30, 2011 and 2010, and the condensed consolidating statements of cash flows for the three months ended September 30, 2011 and 2010 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)
September 30, 2011
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$72,799	$4,702	$1,875		$79,376
Marketable securities	-	11,107	-	-	-	11,107
Accounts receivable, net	-	14,443	194	6	-	14,643
Inventories	-	-	164,959	4,357	(28,266)	141,050
Prepaid expenses and other current assets	-	4,972	13,837	2,446	-	21,255
Intercompany receivables	-	798,788	253,747	(9,030)	(1,043,505)	-
Total current assets	-	902,109	437,439	(346)	(1,071,771)	267,431
Property, plant and equipment, net	-	8,099	273,737	9,699	-	291,535
Goodwill and other intangible assets	-	37,905	7,223	-	-	45,128
Restricted cash and investments	-	15,395	-	-	-	15,395
Other assets	-	2,479	764	-	-	3,243
Investment in affiliated companies	608,077	(96,195)	-	-	(511,882)	-
Total assets	$608,077	$869,792	$719,163	$9,353	$(1,583,653)	$622,732
Liabilities and Shareholders’ Equity
Current liabilities:
Customer deposits	$-	$-	$55,056	$2,686	$-	$57,742
Accounts payable	-	7,640	15,051	370	-	23,061
Accrued expenses and other current liabilities	2,136	50,479	15,032	791	-	68,438
Intercompany payables	321,785	597	716,892	4,231	(1,043,505)	-
Total current liabilities	323,921	58,716	802,031	8,078	(1,043,505)	149,241
Long-term debt	-	162,861	-	-	-	162,861
Other long-term liabilities	-	4,089	14,356	97	-	18,542
Deferred income taxes	-	7,932	-	-	-	7,932
Total liabilities	323,921	233,598	816,387	8,175	(1,043,505)	338,576
Shareholders’ equity	284,156	636,194	(97,224)	1,178	(540,148)	284,156
Total liabilities and shareholders’ equity	$608,077	$869,792	$719,163	$9,353	$(1,583,653)	$622,732

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)
June 30, 2011
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$69,763	$7,716	$1,040	$-	$78,519
Marketable securities	-	12,909	-	-	-	12,909
Accounts receivable, net	-	13,609	174	1,253	-	15,036
Inventories	-	-	164,938	4,554	(27,800)	141,692
Prepaid expenses and other current assets	-	4,598	14,866	908	-	20,372
Intercompany receivables	-	784,285	249,461	(8,423)	(1,025,323)	-
Total current assets	-	885,164	437,155	(668)	(1,053,123)	268,528
Property, plant and equipment, net	-	8,023	276,057	10,773	-	294,853
Goodwill and other intangible assets	-	37,905	7,223	-	-	45,128
Restricted cash and investments	-	16,391	-	-	-	16,391
Other assets	-	2,700	725	-	-	3,425
Investment in affiliated companies	602,699	(93,132)	-	-	(509,567)	-
Total assets	$602,699	$857,051	$721,160	$10,105	$(1,562,690)	$628,325
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$-	$-	$19	$-	$-	$19
Customer deposits	-	-	59,633	3,016	-	62,649
Accounts payable	-	7,333	19,233	392	-	26,958
Accrued expenses and other current liabilities	2,130	43,212	18,746	902	-	64,990
Intercompany payables	318,882	597	702,748	3,096	(1,025,323)	-
Total current liabilities	321,012	51,142	800,379	7,406	(1,025,323)	154,616
Long-term debt	-	164,832	181	-	-	165,013
Other long-term liabilities	-	4,392	14,474	109	-	18,975
Deferred income taxes	-	8,034	-	-	-	8,034
Total liabilities	321,012	228,400	815,034	7,515	(1,025,323)	346,638
Shareholders’ equity	281,687	628,651	(93,874)	2,590	(537,367)	281,687
Total liabilities and shareholders’ equity	$602,699	$857,051	$721,160	$10,105	$(1,562,690)	$628,325

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)
Three months ended September 30, 2011
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$116,476	$194,820	$8,895	$(135,270)	$184,921
Cost of sales	-	87,524	129,183	5,133	(134,804)	87,036
Gross profit	-	28,952	65,637	3,762	(466)	97,885

Selling, general and administrative expenses	45	11,759	69,038	3,445	-	84,287
Restructuring and impairment charge, (credit) net	-	-	(40)	-	-	(40)
Total operating expenses	45	11,759	68,998	3,445	-	84,247
Operating income (loss)	(45)	17,193	(3,361)	317	(466)	13,638

Interest and other miscellaneous income, net	6,815	(3,059)	56	-	(3,752)	60
Interest and other related financing costs	-	2,351	-	-	-	2,351
Income before income tax expense	6,770	11,783	(3,305)	317	(4,218)	11,347
Income tax expense	-	4,502	46	29	-	4,577

Net income/(loss)	$6,770	$7,281	$(3,351)	$288	$(4,218)	$6,770

Three months ended September 30, 2010
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$107,518	$174,970	$6,913	$(124,560)	$164,841
Cost of sales	-	82,434	118,562	3,639	(122,175)	82,460
Gross profit	-	25,084	56,408	3,274	(2,385)	82,381

Selling, general and administrative expenses	45	10,262	63,521	2,942	-	76,770
Restructuring and impairment charge, (credit) net	-	-	225	-	-	225
Total operating expenses	45	10,262	63,746	2,942	-	76,995
Operating income (loss)	(45)	14,822	(7,338)	332	(2,385)	5,386

Interest and other miscellaneous income, net	3,858	(3,925)	(13)	5	3,232	3,157
Interest and other related financing costs	-	2,898	76	-	-	2,974
Income before income tax expense	3,813	7,999	(7,427)	337	847	5,569
Income tax expense	-	1,756	-	-	-	1,756

Net income/(loss)	$3,813	$6,243	$(7,427)	$337	$847	$3,813

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
Three months ended September 30, 2011
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,864	$2,304	$(546)	$1,630	$-	$6,252
Cash flows from investing activities:
Capital expenditures	-	(240)	(2,328)	(807)	-	(3,375)
Proceeds from the disposal of property, plant and equipment	-	-	70	-	-	70
Change in restricted cash and investments	-	996	-	-	-	996
Purchase of marketable securities	-	(261)	-	-	-	(261)
Proceeds from the sale of marketable securities	-	1,965	-	-	-	1,965
Other	-	252	-	-	-	252
Net cash used in investing activities	-	2,712	(2,258)	(807)	-	(353)

Cash flows from financing activities:
Payments on long-term debt	-	(1,980)	(210)	-	-	(2,190)
Purchases and other retirements of company stock	(847)	-	-	-	-	(847)
Dividends paid	(2,017)	-	-	-	-	(2,017)
Net cash provided by (used in) financing activities	(2,864)	(1,980)	(210)	-	-	(5,054)

Effect of exchange rate changes on cash	-	-	-	12	-	12

Net decrease in cash and cash equivalents	-	3,036	(3,014)	835	-	857

Cash and cash equivalents – beginning of period	-	69,763	7,716	1,040	-	78,519

Cash and cash equivalents – end of period	$-	$72,799	$4,702	$1,875	$-	$79,376

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
Three months ended September 30, 2010
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$6,815	$(5,951)	$(1,888)	$143	$-	$(881)

Cash flows from investing activities:
Capital expenditures	-	(332)	(772)	(400)	-	(1,504)
Proceeds from the disposal of property, plant and equipment	-	-	57	-	-	57
Change in restricted cash and investments	-	989	-	-	-	989
Purchase of marketable securities	-	(613)	-	-	-	(613)
Other	-	18	-	-	-	18
Net cash used in investing activities	-	62	(715)	(400)	-	(1,053)

Cash flows from financing activities:
Payments on long-term debt	-	(2,285)	(11)	-	-	(2,296)
Purchases and other retirements of company stock	(5,377)	-	-	-	-	(5,377)
Dividends paid	(1,438)	-	-	-	-	(1,438)

Net cash provided by (used in) financing activities	(6,815)	(2,285)	(11)	-	-	(9,111)

Effect of exchange rate changes on cash	-	-	-	(79)	-	(79)

Net decrease in cash and cash equivalents	-	(8,174)	(2,614)	(336)	-	(11,124)

Cash and cash equivalents – beginning of period	-	67,269	5,720	863	-	73,852

Cash and cash equivalents – end of period	$-	$59,095	$3,106	$527	$-	$62,728

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with (i) our Consolidated Financial Statements, and notes thereto, included in item 1 of Part I of this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended June 30, 2011.

Forward-Looking Statements

Management's discussion and analysis of financial condition and results of operations and other sections of this Quarterly Report contain forward-looking statements relating to our future results. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to management decisions and various assumptions, risks and uncertainties, including, but not limited to: the effects of terrorist attacks or conflicts or wars involving the United States or its allies or trading partners; the potential effects of natural disasters affecting our suppliers or trading partners; the effects of labor strikes; weather conditions that may affect sales; volatility in fuel, utility, transportation and security costs; changes in global or regional political or economic conditions, including changes in governmental and central bank policies; changes in business conditions in the furniture industry, including changes in consumer spending patterns and demand for home furnishings; effects of our brand awareness and marketing programs, including changes in demand for our existing and new products; our ability to locate new design center sites and/or negotiate favorable lease terms for additional design centers or for the expansion of existing design centers; competitive factors, including changes in products or marketing efforts of others; pricing pressures; fluctuations in interest rates and the cost, availability and quality of raw materials; those matters discussed in Items 1A and 7A of our Annual Report on Form 10-K for the year ended June 30, 2011 and in our SEC filings; and our future decisions. Accordingly, actual circumstances and results could differ materially from those contemplated by the forward-looking statements.

Critical Accounting Policies

The Company’s consolidated financial statements are based on the accounting policies used. Certain accounting polices require that estimates and assumptions be made by management for use in the preparation of the financial statements. Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results and that require subjective or complex estimates by management. There have been no material changes with respect to the Company’s critical accounting policies from those disclosed in it’s Annual Report on Form 10-K filed with the SEC on August 18, 2011.

Results of Operations

Our Company and the furniture industry remain in a slow recovery period following the ’Great Recession’ in the United States and abroad. Unemployment remains high, capital and equity markets are volatile, and performance in housing and related markets remain well below pre-Great Recession levels. However, the actions we took during the Great Recession and the ongoing improvements in how we operate our business have resulted in sales growth and improving profits. In North America, we now manufacture approximately 70% of our products in our six domestic facilities with support from one in Mexico. Our domestic case goods products are manufactured with a custom, made to order process providing a significant differentiating factor in the market. We operate one major wholesale distribution center and 16 retail service centers. We believe we have retained sufficient scalable capacity domestically and abroad to meet higher volumes of demand.

We continually re-examine our retail footprint to ensure we remain properly represented in the most profitable markets as well as identify and address underperforming locations. At September 30, 2011, the Company operated 146 design centers compared with 147 at June 30, 2011. Independent retailers operated 148 design centers at September 30, 2011 compared with 140 at June 30, 2011, with eight additional international design centers in China bringing their total to 61. Our international net sales represented 5.9% and 6.4% of our consolidated net sales in the quarters ended September 30, 2011 and 2010 respectively, with most of that revenue coming from our retailer in China.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Despite the current economic conditions for our industry, we continue to achieve significant revenue growth. Our wholesale and retail business segments have completed seven consecutive quarters of year over year sales growth and we have had five consecutive profitable quarters. The Company’s written business for the quarter also increased compared to the first quarter of fiscal 2011. We have ramped up production in our manufacturing plants and continue to add highly skilled interior designers in our retail division. We are launching major new product offerings, the first phase of which began in September, and will continue throughout fiscal 2012. In taking these actions to grow the business, we remain cautious but optimistic.

Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010

Consolidated revenue for the three months ended September 30, 2011 increased 12.2% to $184.9 million, from $164.8 million for the three months ended September 30, 2010, with increases in both the wholesale and retail segments. Written orders and backlogs also increased over the prior year for both segments. We attribute this growth to (i) continued success of our new and innovative marketing initiatives including promotional pricing and our interactive web site ethanallen.com, (ii) the positive effects of our national television and direct mail media campaigns, (iii) an increase in the number of our highly skilled interior designers and other retail associates, and (iv) our continued repositioning of the retail network.

Wholesale revenue for the first quarter of fiscal 2012 increased 8.2% to $116.4 million from $107.6 million in the prior year comparable period. The increase was primarily attributable to an increase in the incoming order rate due to promotional activities, our ability to increase production through operating efficiencies, staffing increases, and to a lesser extent, an increase in the number of total design centers globally to 294 from 281 last year, largely from growth in China.  The independently operated retail network grew by ten design centers to 148 at September 30, 2011 and there were three more Ethan Allen-operated design centers. There was the same number of shipping days in the current quarter compared to the comparable quarter last year.

Retail revenue from Ethan Allen-operated design centers for the three months ended September 30, 2011 increased 16.7% to $141.2 million from $121.0 million for the three months ended September 30, 2010. We believe the increase in retail sales by Ethan Allen-operated design centers is due to our promotional marketing campaigns and the design solutions approach of our interior design professionals, continued use of both our national television and direct mail media campaigns, our digital communications to prospective clients, the positive effects of repositioning the retail network, an increase in the number of highly skilled interior designers and other retail associates, and a net increase of three Ethan Allen-operated design centers between September 30, 2010 and September 30, 2011. We ended the current quarter with 146 Ethan Allen-operated design centers including six acquired from independent dealers since September 30, 2010.

Comparable design centers are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design centers sales in their 13th full month of Ethan Allen-owned operations. Quarter-over-quarter, written business of Ethan Allen-operated design centers increased 13.2% while comparable design centers written business increased 11.4%. Over that same period, there was an 8.5% increase in wholesale orders. The frequency of our promotional events as well as the timing of the end of those events can impact the orders booked during a given quarter.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Gross profit increased during the quarter to $97.9 million (52.9% of net sales) from $82.4 million (50.0% of net sales) in the prior year comparable quarter. The 18.8% increase in gross profit was primarily attributable to (i) an overall increase in net sales of 12.2%, with increases in shipments in both market segments, (ii) more efficient manufacturing compared to the prior year when the ramping up of upholstery production and the transition to custom case goods continued to be under way, and (iii) net improved pricing. The higher mix of retail net sales to consolidated net sales in the current quarter (76%) compared to the prior year period (73%) also contributed to the higher gross profit margin in the current quarter.

Operating expenses increased 9.4% in absolute terms to $84.2 million from $77.0 million in the prior year quarter, while decreasing as a percent of sales to 45.6% from 46.7% of sales in the prior year quarter. The dollar increase was driven primarily by higher selling and delivery costs from the 12.2% higher net sales and an increase in administrative expenses due to increased headcount.

Operating income and profit margin for the quarter ended September 30, 2011 was $13.6 million, or 7.4% of net sales, an increase of $8.3 million or 153.2% from the prior year quarter’s $5.4 million, or 3.3% of net sales. Wholesale operating income for the three months ended September 30, 2011 was $15.7 million, or 13.5% of sales, compared to $11.9 million, or 11.1% of sales, in the prior year comparable quarter. The Retail operating loss for the first quarter of fiscal 2012 was $1.5 million, or a negative 1.1% of sales, compared to a loss of $4.3 million, or a negative 3.5% of sales the prior year. Improvements in operating income across the business were driven primarily by the 12.2% growth in consolidated net sales but also arose from continued operating efficiencies achieved.

Interest and other miscellaneous income, net decreased $3.1 million from the prior year comparable quarter. This decrease was due to the recording of a $1.5 million out of period adjustment related to non-operating income recorded in the prior year and a decrease in miscellaneous non-operating fees.

Interest and other related financing costs amounted to $2.4 million in the current quarter compared to $3.0 million in the prior year comparable quarter. This reduction is due to lower interest expense resulting from reductions in debt outstanding. Since September 2010, debt has been reduced by $38.1 million, including $2.2 million reduced during the current quarter.

Income tax expense for the three months ended September 30, 2011 totaled $4.6 million and $1.8 million for the three months ended September 30, 2010. Our effective tax rate for the current quarter was a 40.3% compared to 31.5% in the prior year quarter. The current quarter effective tax rate includes tax expense on the current quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on deferred tax assets which also affected the income tax expense in both periods. The prior period effective tax rate benefitted from the utilization of certain deferred tax assets.

Net income for the three months ended September 30, 2011, was $6.8 million compared to $3.8 million in the prior year comparable period. This resulted in net income per diluted share of $0.23 in the current quarter compared to $0.13 in the prior year quarter.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Liquidity and Capital Resources

At September 30, 2011, we held cash and cash equivalents of $79.4 million, marketable securities of $11.1 million, and restricted cash and investments of $15.4 million. At June 30, 2011, we held cash and cash equivalents of $78.5 million, marketable securities of $12.9 million, and restricted cash and investments of $16.4 million. Our principal sources of liquidity include cash and cash equivalents, marketable securities, cash flow from operations, amounts available under our credit facility, and other borrowings.

In September 2005, we issued $200.0 million in ten-year senior unsecured notes due 2015 (the "Senior Notes"). The Senior Notes were issued by Global, bearing an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1. We have used the net proceeds of $198.4 million to improve our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes. During fiscal 2011, the Company reduced its outstanding debt by $38.2 million. Outstanding debt was further reduced by $2.2 million during the quarter ended September 30, 2011.

We also maintain a $50 million senior secured, asset-based revolving credit facility (the “Facility”). At September 30, 2011 and June 30, 2011, we had no revolving loans and $0.7 million of standby and trade letters of credit outstanding under the Facility. The Facility is subject to borrowing base availability and includes a right for the Company to increase to total facility to $100 million subject to certain conditions. The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt, engage in mergers and consolidations, make restricted payments (including dividends), sell certain assets, and make investments. Remaining availability under the facility totaled $49.3 million at September 30, 2011 and June 30, 2011 and as a result, covenants and other restricted payment limitations did not apply. The Facility expires March 25, 2016, or June 26, 2015 if the Senior Notes have not been refinanced prior to that date.

At September 30, 2011 and June 30, 2011, we were in compliance with all covenants of the Senior Notes and the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A summary of net cash provided by (used in) operating, investing, and financing activities for the three month periods ended September 30, 2011 and 2010 is provided below (in millions):

	Three months ended
	September 30,
	2011	2010
Operating Activities
Net income plus depreciation and amortization	$11.8	$9.4
Working capital	(5.3)	(9.7)
Other (non-cash items, long-term assets and liabilities)	(0.2)	(0.6)
Total provided by (used in) operating activities	$6.3	$(0.9)

Investing Activities
Capital expenditures	$(3.4)	$(1.5)
Change in restricted cash and investments	1.0	1.0
Sales of marketable securities (net)	1.7	(0.6)
Other investing activities	0.3	-
Total provided by (used in) investing activities	$(0.4)	$(1.1)

Financing Activities
Payments of long-term debt	$(2.2)	$(2.3)
Purchases and retirements of company stock	(0.9)	(5.4)
Payment of cash dividends	(2.0)	(1.4)
Other financing activities	-	-
Total provided by (used in) financing activities	$(5.1)	$(9.1)

Operating Activities
In the first quarter of fiscal 2012, cash of $6.3 million was generated by operating activities, an increase of $7.1 million from the prior fiscal period. This increase was due largely to a $4.4 million reduction in the use of cash for working capital (accounts receivable, inventories, prepaid and other current assets, customer deposits, payables, accrued expenses, and other current liabilities) and a $3.0 million increase in net income derived largely from a $20.1 million increase in net sales.

Investing Activities
In the first quarter of fiscal 2012, $0.4 million of cash was used in investing activities, which is $0.7 million less than used during the first quarter of fiscal 2011. This decrease was largely from higher proceeds from sales of marketable securities in the current quarter, partly offset by an increase in capital expenditures in the current quarter. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities
In the first quarter of fiscal 2012, $5.1 million was used in financing activities, which is a $4.0 million reduction in cash used than in the first quarter of fiscal 2011. This decrease was primarily caused by a reduction of Company stock repurchases during the current quarter, which was partly offset by a 40% increase in dividend payments. The Company has continuously paid dividends every quarter since 1996 and we expect to continue to do so as economic conditions and liquidity permit.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

As of September 30, 2011, our outstanding debt totaled $162.9 million, which is all long-term. This consists of our long-term Senior Notes which mature in September 2015 (fiscal 2016). At June 30, 2011, our outstanding debt totaled $165.0 million, the current and long-term portions of which amounted to less than $0.1 million and $165.0 million respectively.

There has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended June 30, 2011 as filed with the SEC on August 18, 2011.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of September 30, 2011, we had working capital of $118.2 million compared to $113.9 million at June 30, 2011, an increase of $4.3 million (3.8%). The Company had a current ratio of 1.79 to 1 at September 30, 2011 and 1.74 to 1 at June 30, 2011.

In addition to using available cash to fund changes in working capital, capital expenditures, acquisition activity, the repayment of debt, the payment of dividends, and debt repurchases, we have been authorized by our Board of Directors to repurchase our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. All of our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity.

During the three months ended September 30, 2011 and 2010, we repurchased and/or retired the following shares of our common stock:

	Three months ended September 30,
	2011	2010
Common shares repurchased	52,293	204,286
Cost to repurchase common shares	$846,587	$2,787,777
Average price per share	$16.19	$13.65

At September 30, 2011, we had a remaining Board authorization to repurchase 1,128,490 shares as compared to 1,180,783 shares at June 30, 2011.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such program in place at September 30, 2011 and June 30, 2011 was for our consumer credit program.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Ethan Allen Consumer Credit Program
The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”). Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. Our obligation remains in effect for the term of the Program Agreement that expires in July 2014. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of this agreement also contain a right for the credit card issuer to demand from the Company collateral of up to $12 million if the Company does not meet certain covenants. As of September 30, 2011 and June 30, 2011, the Company maintained a restricted cash and investment collateral account of $6 million to satisfy the current collateral requirement.

Product Warranties
Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of September 30, 2011 and June 30, 2011, our product warranty liability totaled $0.9 million and $0.8 million, respectively.

Business Outlook

We continue to have year-over-year increases in sales for both business segments, strong incoming orders during the current quarter, and five quarters of profitability, all of which are indicators that the Company is performing relatively well in the current challenging overall business climate. However, renewed fears of an overseas debt crisis regarding European sovereign debt and continued volatility in major stock indices during the quarter ended September 30, 2011 signal that significant uncertainty remains. Although some of the economic factors we feel are important to our customer base including housing values, housing turnover, and home mortgage and other consumer credit availability have not improved meaningfully, customers are nevertheless returning to our design centers and buying our quality products. During the current fiscal year, we are introducing a significant number of new products which we anticipate will be well received by our clients. We remain cautiously optimistic about our long-term outlook.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011 as filed with the SEC on August 18, 2011.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Vice President-Finance ("VPF"), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and VPF, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
There have been no material changes to the matters discussed in Part I, Item 3 - Legal Proceedings in our Annual Report on Form 10-K for the year ended June 30, 2011 as filed with the SEC on August 18, 2011.

Item 1A. Risk Factors
There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011 as filed with the SEC on August 18, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Certain information regarding purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2011 is provided below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July	-	$-	-	1,180,783
August	52,293	16.19	52,293	1,128,490
September	-	-	-	1,128,490
Total	52,293	$16.19	52,293
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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Reserved

Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a)	Certification of Principal Executive Officer
31.2	Rule 13a-14(a)	Certification of Principal Financial Officer
32.1	Section 1350	Certification of Principal Executive Officer
32.2	Section 1350	Certification of Principal Financial Officer
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHAN ALLEN INTERIORS INC.
(Registrant)

DATE: November 2, 2011	BY:/s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 2, 2011	BY:/s/ David R. Callen
David R. Callen
Vice President, Finance & Treasurer
(Principal Financial Officer and Principal Accounting Officer)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number
Exhibit
31.1	Rule 13a-14(a)Certification of Principal Executive Officer
31.2	Rule 13a-14(a)Certification of Principal Financial Officer
32.1	Section 1350Certification of Principal Executive Officer
32.2	Section 1350Certification of Principal Financial Officer
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.