Form 10-Q
period 2011-12-31
ETHAN ALLEN INTERIORS INC
filed 2012-02-02
CIK 896156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

At January 25, 2012, there were 28,853,322 shares of Class A Common Stock, par value $.01, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
	December 31, 2011	June 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,352	$78,519
Marketable securities (note 5)	11,016	12,909
Accounts receivable, less allowance for doubtful accounts of $1,199 at December 31, 2011 and $1,171 at June 30, 2011	13,828	15,036
Inventories (note 6)	136,197	141,692
Prepaid expenses and other current assets	20,330	20,372
Total current assets	247,723	268,528
Property, plant and equipment, net	291,098	294,853
Goodwill and other intangible assets	45,128	45,128
Restricted cash and investments (note 4)	15,402	16,391
Other assets	3,020	3,425
Total assets	$602,371	$628,325
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt (note 9)	$-	$19
Customer deposits	46,561	62,649
Accounts payable	22,452	26,958
Accrued compensation and benefits	28,884	28,359
Accrued expenses and other current liabilities (note 7)	32,709	36,631
Total current liabilities	130,606	154,616
Long-term debt (note 9)	152,924	165,013
Other long-term liabilities	20,340	18,975
Deferred income taxes	8,067	8,034
Total liabilities	311,937	346,638
Shareholders' equity:
Class A common stock, par value $0.01; 150,000,000 shares authorized; 48,473,470 shares issued at December 31, 2011 and 48,350,065 shares issued at June 30, 2011	485	484
Class B common stock, par value $0.01; 600,000 shares authorized; no shares issued and outstanding at December 31, 2011 and June 30, 2011	-	-
Preferred stock, par value $0.01; 1,055,000 shares authorized; no shares issued and outstanding at December 31, 2011 and June 30, 2011	-	-
Additional paid-in-capital	360,492	359,728

Less: Treasury stock (at cost), 19,623,385 shares at December 31, 2011 and 19,571,092 shares at June 30, 2011	(583,538)	(582,691)
Retained earnings	512,704	501,908
Accumulated other comprehensive income (note 13)	45	2,258
Total Ethan Allen Interiors Inc. shareholders' equity	290,188	281,687
Noncontrolling interests	246	-
Total shareholders equity	290,434	281,687
Total liabilities and shareholders' equity	$602,371	$628,325

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010

Net sales	$183,275	$173,345	$368,196	$338,186
Cost of sales	85,056	83,484	172,092	165,944
Gross profit	98,219	89,861	196,104	172,242
Operating expenses:
Selling	42,246	40,068	85,866	79,395
General and administrative	42,006	39,259	82,673	76,702
Restructuring and impairment charge, net (note 7)	29	59	(11)	284
Total operating expenses	84,281	79,386	168,528	156,381
Operating income	13,938	10,475	27,576	15,861
Interest and other miscellaneous income, net	145	1,168	205	4,325
Interest and other related financing costs (note 9)	2,274	2,902	4,625	5,876
Income before income taxes	11,809	8,741	23,156	14,310
Income tax expense (benefit) (note 3)	3,732	(6,003)	8,309	(4,247)
Net income	$8,077	$14,744	$14,847	$18,557
Per share data (note 12):
Basic earnings per common share:
Net income per basic share	$0.28	$0.51	$0.52	$0.65
Basic weighted average common shares	28,823	28,728	28,791	28,753
Diluted earnings per common share:
Net income per diluted share	$0.28	$0.51	$0.51	$0.64
Diluted weighted average common shares	29,069	28,921	29,010	28,936

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended
	December 31,
	2011	2010
Operating activities:
Net income	$14,847	$18,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,582	10,929
Compensation expense related to share-based awards	743	436
Provision (benefit) for deferred income taxes	6	(11)
(Gain) loss on disposal of property, plant and equipment	1,617	273
Other	162	(90)
Change in assets and liabilities, net of the effects from acquired and divested businesses:
Accounts receivable	956	2,429
Inventories	5,973	(2,664)
Prepaid and other current assets	85	(10,726)
Other assets	83	388
Customer deposits	(16,408)	(13,843)
Accounts payable	(4,506)	(2,037)
Accrued expenses	(3,540)	351
Other liabilities	1,365	(1,220)
Net cash provided by (used in) operating activities	10,965	2,772

Investing activities:
Proceeds from the disposal of property, plant & equipment	1,792	99
Change in restricted cash and investments	989	981
Capital expenditures	(11,392)	(4,157)
Purchases of marketable securities	(2,108)	(6,358)
Sales of marketable securities	3,825	1,000
Other	769	(218)
Net cash provided by (used in) investing activities	(6,125)	(8,653)

Financing activities:
Payments on long-term debt	(12,128)	(6,655)
Proceeds from issuance of common stock	22	-
Proceeds from non controlling interest	275	-
Payment of cash dividends	(4,031)	(2,876)
Purchases and other retirements of company stock	(847)	(5,377)
Net cash provided by (used in) financing activities	(16,709)	(14,908)
Effect of exchange rate changes on cash	(298)	(32)
Net increase (decrease) in cash & cash equivalents	(12,167)	(20,821)
Cash & cash equivalents at beginning of period	78,519	73,852
Cash & cash equivalents at end of period	$66,352	$53,031

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
 Six Months Ended December 31, 2011
(Unaudited)
(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- Controlling Interests	Total
Balance at June 30, 2011	$484	$359,728	$(582,691)	$2,258	$501,908	$-	$281,687
Issuance of common shares upon the exercise of share-based awards	1	21	-	-	-		22
Compensation expense associated with share-based awards (note 11)	-	743	-	-	-		743
Purchase/retirement of 52,293 shares of company stock	-	-	(847)	-	-		(847)
Dividends declared on common stock	-	-	-	-	(4,051)		(4,051)
Increase from business combination						275	275
Other comprehensive income (note 13):
Currency translation adjustments	-	-	-	(2,241)	-		(2,241)
Unrealized gain (loss) on investments	-	-	-	(3)	-		(3)
Loss on derivatives, net of tax	-	-	-	31	-		31
Net income	-	-	-	-	14,847	(29)	14,818
Total comprehensive income							12,605
Balance at December 31, 2011	$485	$360,492	$(583,538)	$45	$512,704	$246	$290,434

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

In October 2011 the Company and one of its independent retailers formed a new business entity which began operating a new Ethan Allen design center in Florida. Our consolidated financial statements include the accounts of this entity because we are a majority shareholder and have the power to direct the activities that most significantly impact the entity’s performance. Noncontrolling interest amounts in the net income (loss) of this entity of ($29 thousand) net of tax, for the three and six months ended December 31, 2011, is included in the Consolidated Statement of Operations within interest and other miscellaneous income, net. Additionally, changes to noncontrolling investment interests of $0.2 million are presented in the equity section of the Consolidated Balance Sheets at December 31, 2011.

(2)     Interim Financial Presentation

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2011.

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by the taxing authorities in such major jurisdictions as the U.S., Canada, and Mexico. As of December 31, 2011, the Company and certain of its subsidiaries are currently under U.S. and Canada audit from 2001 through 2010. It is reasonably possible that some of these audits may be completed during the next twelve months. It is reasonable to expect that various issues relating to uncertain tax benefits will be resolved within the next twelve months as exams are completed or as statutes expire and will impact the effective tax rate.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Due to the challenging economic times, financial losses in fiscal 2009 and 2010 resulting in a three year cumulative loss, and after considering both positive and negative evidence, management’s assessment is that realization of tax assets is not reasonably assured due to a lack of available objective positive evidence. As a result, the Company established a full valuation allowance as of June 30, 2010. At December 31, 2011, the Company remains in a three year cumulative loss and the full valuation allowance remains in place with a balance of $23.9 million compared with $23.5 million at June 30, 2011. Management will continue to assess the realizability of the tax assets based on actual and forecasted operating results on a quarterly basis, which will likely cause volatility in the effective tax rate of the Company.

The Company’s consolidated effective tax rate was 31.6% and 35.9% for the three and six months ended December 31, 2011 respectively, and negative 68.7% and negative 29.7% for the three and six months ended December 31, 2010 respectively. The current quarter effective tax rate includes tax expense on the current quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on deferred tax assets which also affected the income tax expense in both periods. The prior period effective tax rate benefitted from the utilization of certain deferred tax assets.

(4)     Restricted Cash and Investments

At December 31, 2011 and June 30, 2011, we held $15.4 million and $16.4 million respectively, of restricted cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation and other insurance and for the benefit of the issuer of our private label credit card. These funds can be invested in high quality money market mutual funds, U.S. Treasuries and U.S. Government agency fixed income instruments, and cannot be withdrawn without the prior written consent of the secured party. These assets are carried at cost, which approximates market value and are classified as long-term assets because they are not expected to be used within one year to fund operations. See also Note 5, “Marketable Securities” and Note 14, “Financial Instruments".

(5)     Marketable Securities

At December 31, 2011 and June 30, 2011, the Company held marketable securities of $11.0 million and $12.9 million respectively, classified as current assets, consisting of U.S. municipal bonds with maturities ranging from less than one year to less than two years, which were rated A/A1 or better by the rating services Standard & Poors (“S&P”) and Moodys Investors Service (“Moodys”) respectively. There have been no material realized or unrealized gains or losses for the six months ended December 31, 2011 and December 31, 2010. We do not believe there are any impairments considered to be other than temporary at December 31, 2011. Also see Note 4, "Restricted Cash and Investments" and Note 14, “Financial Instruments".

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(6)     Inventories

Inventories at December 31, 2011 and June 30, 2011 are summarized as follows (in thousands):

	December 31,	June 30,
	2011	2011

Finished goods	$103,742	$108,438
Work in process	8,596	8,868
Raw materials	23,859	24,386
	$136,197	$141,692

Inventories are presented net of a related valuation allowance of $3.1 million at December 31, 2011 and $1.7 million at June 30, 2011.

(7)     Restructuring and Impairment Charges

In recent years, we have announced and executed plans to consolidate our operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage. Plans announced in fiscal 2008 and 2009 had no material impact on fiscal 2012 financial statements and the balance of reserves for these actions, for non-cancellable lease obligations with expirations ranging from less than two to 22 years, totaled $1.6 million and $2.5 million at December 31, 2011 and June 30, 2011 respectively.

(8)     Business Acquisitions and Joint Ventures

From time to time the Company acquires design centers from its independent retailers in arms length transactions. There were no material acquisitions completed during the six months ended December 31, 2011 or 2010 respectively. In October 2011, the Company and one if its independent retailers formed a joint venture which began operating a new Ethan Allen design center in Florida during the quarter ended December 31, 2011. The Company contributed $0.8 million for a 75% interest in the joint venture. The independent retailer holds a non-controlling interest.

 (9)     Borrowings

Total debt obligations at December 31, 2011 and June 30, 2011 consist of the following (in thousands):

	December 31,	June 30,
	2011	2011
5.375% Senior Notes due 2015	$152,924	$164,821
Other debt	-	211
Total debt	152,924	165,032
Less current maturities	-	19
Total long-term debt	$152,924	$165,013

In September 2005, we issued $200.0 million in ten-year senior unsecured notes due 2015 (the "Senior Notes"). The Senior Notes were issued by Global, bearing an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1. We have used the net proceeds of $198.4 million to improve our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes. During fiscal 2011, the Company reduced its outstanding debt by $38.2 million. Outstanding debt was further reduced by $12.1 million during the current fiscal year.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

We also maintain a $50 million senior secured, asset-based revolving credit facility (the “Facility”). At December 31, 2011 and June 30, 2011, we had no revolving loans and $0.7 million of standby and trade letters of credit outstanding under the Facility. The Facility is subject to borrowing base availability and includes a right for the Company to increase the total facility to $100 million subject to certain conditions. The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt, engage in mergers and consolidations, make restricted payments (including dividends), sell certain assets, and make investments. Remaining availability under the facility totaled $49.3 million at December 31, 2011 and June 30, 2011 and as a result, covenants and other restricted payment limitations did not apply. The Facility expires March 25, 2016, or June 26, 2015 if the Senior Notes have not been refinanced prior to that date.

At December 31, 2011 and June 30, 2011, we were in compliance with all covenants of the Senior Notes and the Facility.

(10)      Litigation

Environmental Matters
We and our subsidiaries are subject to various environmental laws and regulations. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials. As of December 31, 2011 and June 30, 2011, we believe that the Company was adequately reserved. We believe our currently anticipated capital expenditures for environmental control facility matters are not material.

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

(11)      Share-Based Compensation

Effective October 1, 2011, the Company and M. Farooq Kathwari, our President and Chief Executive Officer, entered into a new employment agreement (the "Agreement"). Pursuant to the terms of the Agreement, Mr. Kathwari was awarded on October 1, 2011, (i) options to purchase 300,000 shares of our common stock at an exercise price of $13.61 (the closing price of a share of our common stock on September 30, 2011), and (ii) 105,000 shares of restricted stock, with both awards vesting ratably over a 5-year period on each June 30, unless earlier vested, in certain circumstances, in accordance with the terms of the Agreement. During the quarter ended September 30, 2011, the Company awarded options to purchase 30,000 shares of our common stock to certain executives other than Mr. Kathwari, at the closing stock price on the respective grant dates. These options vest in four equal annual installments on the grant date anniversary. On July 26, 2011, as a result of the Company’s performance, the Compensation Committee of the Company’s board of directors awarded Mr. Kathwari 30,000 service-based restricted shares, which vest in three equal annual installments on the grant date anniversary.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(12)     Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010
Weighted average common shares outstanding for basic calculation	28,823	28,728	28,791	28,753
Effect of dilutive stock options and other share-based awards	246	193	219	183
Weighted average common shares outstanding adjusted for dilution calculation	29,069	28,921	29,010	28,936

As of December 31, 2011 and 2010, stock options to purchase 1,666,700 and 1,922,853 common shares, respectively, were excluded from the respective diluted earnings per share calculation because their impact was anti-dilutive.

(13)     Comprehensive Income

Our accumulated other comprehensive income, which is comprised of losses on certain derivative instruments, accumulated foreign currency translation adjustments, and unrealized gain and loss on investments totaled less than $0.1 million at December 31, 2011 and $2.3 million at June 30, 2011. Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada and Mexico, and, during the quarter ended December 2011, a plant under development in Honduras. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

(14)     Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and June 30, 2011 (in thousands):

December 31, 2011
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$81,754	-	-	$81,754
Available-for-sale securities	-	11,016	-	11,016
Total	$81,754	$11,016	$-	$92,770

June 30, 2011
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$94,910	-	-	$94,910
Available-for-sale securities	-	12,909	-	12,909
Total	$94,910	$12,909	$-	$107,819

Cash equivalents consist of money market accounts and mutual funds in U.S. government and agency fixed income securities. We use quoted prices in active markets for identical assets or liabilities to determine fair value. At December 31, 2011 and June 30, 2011, $15.4 million and $16.4 million, respectively, of the cash equivalents were restricted, and classified as a long-term asset.

Available-for-sale securities consist of U.S. municipal bonds with maturities of less than two years. The municipal bonds are rated A/A1 or better by S&P/Moodys respectively. As of December 31, 2011 and December 31, 2010, there were no material gross unrealized gains or losses on available-for-sale securities.

As of December 31, 2011 and June 30, 2011, the contractual maturities of our available-for-sale investments were as follows:

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

December 31, 2011
	Cost	Estimated Fair Value
Due in one year or less	$7,590	$7,696
Due after one year through five years	$3,281	$3,320

June 30, 2011
	Cost	Estimated Fair Value
Due in one year or less	$7,311	$7,393
Due after one year through five years	$5,428	$5,517

No investments have been in a continuous loss position for more than one year, and no other-than-temporary impairments were recognized. Also see Note 4, "Restricted Cash and Investments", and Note 5, "Marketable Securities".

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We measure certain assets at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the six month periods ended December 31, 2011 and  2010, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis.

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

We evaluate performance of the respective segments based upon revenues and operating income. While the manner in which our home furnishings and accessories are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different. Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other). The allocation of retail sales by product line is reasonably similar to that of the wholesale segment. A breakdown of wholesale sales by these product lines for the three and six months ended December 31, 2011 and 2010 is provided as follows:

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010
Case Goods	39%	40%	39%	38%
Upholstered Products	44%	46%	45%	47%
Home Accessories and Other	17%	14%	16%	15%
	100%	100%	100%	100%

Segment information for the three and six months ended December 31, 2011 and 2010 is provided below (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010
Net sales:
Wholesale segment	$106,631	$100,793	$223,025	$208,348
Retail segment	143,104	131,014	284,285	252,037
Elimination of inter-company sales	(66,460)	(58,462)	(139,114)	(122,199)
Consolidated Total	$183,275	$173,345	$368,196	$338,186

Operating income (loss):
Wholesale segment	$15,702	$9,884	$31,393	$21,823
Retail segment (1)(2)	(2,532)	(1,206)	(4,029)	(5,496)
Adjustment of inter-company profit (3)	768	1,797	212	(466)
Consolidated Total	$13,938	$10,475	$27,576	$15,861

Depreciation & Amortization:
Wholesale segment	$1,780	$2,394	$3,984	$4,963
Retail segment	2,813	2,928	5,598	5,966
Consolidated Total	$4,593	$5,322	$9,582	$10,929

Capital expenditures:
Wholesale segment	$6,598	$1,595	$8,403	$2,686
Retail segment	1,419	1,058	2,989	1,471
Consolidated Total	$8,017	$2,653	$11,392	$4,157

	December 31,	June 30,
	2011	2011
Total Assets:
Wholesale segment	$297,169	$309,081
Retail segment	332,545	347,044
Inventory profit elimination (4)	(27,343)	(27,800)
Consolidated Total	$602,371	$628,325

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(1)	Operating income (loss) for the retail segment for the three months ended December 31, 2010 includes pre-tax restructuring and impairment charges of $0.1 million.
(2)	Operating income (loss) for the retail segment for the six months ended December 31, 2010 includes pre-tax restructuring and impairment charges of $0.3 million.
(3)	Represents the change in wholesale profit contained in Ethan Allen operated design center inventory at the end of the period.
(4)	Represents the wholesale profit contained in Ethan Allen operated design center inventory that has not yet been realized. These profits are realized when the related inventory is sold.

At December 31, 2011, there were 84 independent retail design centers located outside the United States compared with 61 at December 31, 2010. Approximately 5.6% of our net sales during the current six months were derived from sales to these retail design centers compared with 6.2% in the prior year.

(16)     Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Presentation of Comprehensive Income”. This ASU increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income. This ASU is effective for annual and interim periods beginning on or after December 15, 2011 (July 1, 2012 for the Company), and must be applied retrospectively.

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

The following tables set forth the condensed consolidating balance sheets as of December 31, 2011 and June 30, 2011, the condensed consolidating statements of operations for the three and six months ended December 31, 2011 and 2010, and the condensed consolidating statements of cash flows for the six months ended December 31, 2011 and 2010 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)
December 31, 2011
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$58,255	$5,625	$2,472	$-	$66,352
Marketable securities	-	11,016	-	-	-	11,016
Accounts receivable, net	-	13,359	469	-	-	13,828
Inventories	-	-	159,124	4,416	(27,343)	136,197
Prepaid expenses and other current assets	-	6,275	11,718	2,337	-	20,330
Intercompany receivables	-	808,523	262,217	(13,955)	(1,056,785)	-
Total current assets	-	897,428	439,153	(4,730)	(1,084,128)	247,723
Property, plant and equipment, net	-	8,380	269,110	13,608	-	291,098
Goodwill and other intangible assets	-	37,905	7,223	-	-	45,128
Restricted cash and investments	-	15,402	-	-	-	15,402
Other assets	-	2,260	760	-	-	3,020
Investment in affiliated companies	616,411	(99,697)	-	-	(516,714)	-
Total assets	$616,411	$861,678	$716,246	$8,878	$(1,600,842)	$602,371
Liabilities and Shareholders’ Equity
Current liabilities:
Customer deposits	$-	$-	$44,459	$2,102	$-	$46,561
Accounts payable	-	6,420	15,814	218	-	22,452
Accrued expenses and other current liabilities	2,152	43,516	15,127	798	-	61,593
Intercompany payables	323,825	597	727,969	4,394	(1,056,785)	-
Total current liabilities	325,977	50,533	803,369	7,512	(1,056,785)	130,606
Long-term debt	-	152,924	-	-	-	152,924
Other long-term liabilities	-	6,253	13,995	92	-	20,340
Deferred income taxes	-	8,067	-	-	-	8,067
Total liabilities	325,977	217,777	817,364	7,604	(1,056,785)	311,937
Shareholders’ equity	290,434	643,901	(101,118)	1,274	(544,057)	290,434
Total liabilities and shareholders’ equity	$616,411	$861,678	$716,246	$8,878	$(1,600,842)	$602,371

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)
Three months ended December 31, 2011
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$106,087	$196,556	$8,533	$(127,901)	$183,275
Cost of sales	-	78,863	130,514	4,503	(128,824)	85,056
Gross profit	-	27,224	66,042	4,030	923	98,219

Selling, general and administrative expenses	45	10,699	70,117	3,391	-	84,252
Restructuring and impairment charge, (credit) net	-	-	29	-	-	29
Total operating expenses	45	10,699	70,146	3,391	-	84,281
Operating income (loss)	(45)	16,525	(4,104)	639	923	13,938

Interest and other miscellaneous income, net	8,122	(3,451)	89	6	(4,621)	145
Interest and other related financing costs	-	2,274	-	-	-	2,274
Income before income tax expense	8,077	10,800	(4,015)	645	(3,698)	11,809
Income tax expense	-	3,601	124	7	-	3,732

Net income/(loss)	$8,077	$7,199	$(4,139)	$638	$(3,698)	$8,077

Three months ended December 31, 2010
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$100,980	$182,505	$7,899	$(118,039)	$173,345
Cost of sales	-	77,387	121,588	4,271	(119,762)	83,484
Gross profit	-	23,593	60,917	3,628	1,723	89,861

Selling, general and administrative expenses	45	11,789	64,358	3,135	-	79,327
Restructuring and impairment charge, (credit) net	-	-	59	-	-	59
Total operating expenses	45	11,789	64,417	3,135	-	79,386
Operating income (loss)	(45)	11,804	(3,500)	493	1,723	10,475

Interest and other miscellaneous income, net	14,789	(1,916)	(16)	-	(11,689)	1,168
Interest and other related financing costs	-	2,825	77	-	-	2,902
Income before income tax expense	14,744	7,063	(3,593)	493	(9,966)	8,741
Income tax expense	-	(6,003)	-	-	-	(6,003)

Net income/(loss)	$14,744	$13,066	$(3,593)	$493	$(9,966)	$14,744

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)
Six months ended December 31, 2011
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$222,563	$391,376	$17,428	$(263,171)	$368,196
Cost of sales	-	166,387	259,697	9,636	(263,628)	172,092
Gross profit	-	56,176	131,679	7,792	457	196,104

Selling, general and administrative expenses	90	22,458	139,155	6,836	-	168,539
Restructuring and impairment charge, (credit) net	-	-	(11)	-	-	(11)
Total operating expenses	90	22,458	139,144	6,836	-	168,528
Operating income (loss)	(90)	33,718	(7,465)	956	457	27,576

Interest and other miscellaneous income, net	14,937	(6,510)	145	6	(8,373)	205
Interest and other related financing costs	-	4,625	-	-	-	4,625
Income before income tax expense	14,847	22,583	(7,320)	962	(7,916)	23,156
Income tax expense	-	8,103	170	36	-	8,309

Net income/(loss)	$14,847	$14,480	$(7,490)	$926	$(7,916)	$14,847

Six months ended December 31, 2010
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$208,498	$357,475	$14,812	$(242,599)	$338,186
Cost of sales	-	159,821	240,150	7,910	(241,937)	165,944
Gross profit	-	48,677	117,325	6,902	(662)	172,242

Selling, general and administrative expenses	90	22,051	127,879	6,077	-	156,097
Restructuring and impairment charge, (credit) net	-	-	284	-	-	284
Total operating expenses	90	22,051	128,163	6,077	-	156,381
Operating income (loss)	(90)	26,626	(10,838)	825	(662)	15,861

Interest and other miscellaneous income, net	18,647	(5,841)	(29)	5	(8,457)	4,325
Interest and other related financing costs	-	5,723	153	-	-	5,876
Income before income tax expense	18,557	15,062	(11,020)	830	(9,119)	14,310
Income tax expense	-	(4,247)	-	-	-	(4,247)

Net income/(loss)	$18,557	$19,309	$(11,020)	$830	$(9,119)	$18,557

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
Six months ended December 31, 2011
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$4,856	$(1,586)	$4,833	$2,862	$-	$10,965
Cash flows from investing activities:
Capital expenditures	-	(1,036)	(9,224)	(1,132)	-	(11,392)
Proceeds from the disposal of property, plant and equipment	-	68	1,724	-	-	1,792
Change in restricted cash and investments	-	989	-	-	-	989
Purchase of marketable securities	-	(2,108)	-	-	-	(2,108)
Proceeds from the sale of marketable securities	-	3,825	-	-	-	3,825
Other	-	258	511	-	-	769
Net cash used in investing activities	-	1,996	(6,989)	(1,132)	-	(6,125)

Cash flows from financing activities:
Payments on long-term debt	-	(11,918)	(210)	-	-	(12,128)
Purchases and other retirements of company stock	(847)	-	-	-	-	(847)
Proceeds from issuance of common stock	22	-	-	-	-	22
Proceeds from noncontrolling interest	-	-	275	-	-	275
Dividends paid	(4,031)	-	-	-	-	(4,031)
Net cash provided by (used in) financing activities	(4,856)	(11,918)	65	-	-	(16,709)

Effect of exchange rate changes on cash	-	-	-	(298)	-	(298)
Net decrease in cash and cash equivalents	-	(11,508)	(2,091)	1,432	-	(12,167)
Cash and cash equivalents – beginning of period	-	69,763	7,716	1,040	-	78,519
Cash and cash equivalents – end of period	$-	$58,255	$5,625	$2,472	$-	$66,352

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
Six months ended December 31, 2010
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$8,253	$(4,790)	$(2,135)	$1,444	$-	$2,772

Cash flows from investing activities:
Capital expenditures	-	(387)	(2,484)	(1,286)	-	(4,157)
Proceeds from the disposal of property, plant and equipment	-	-	99	-	-	99
Change in restricted cash and investments	-	981	-	-	-	981
Purchase of marketable securities	-	(6,358)	-	-	-	(6,358)
Proceeds from the sale of marketable securities	-	1,000	-	-	-	1,000
Other	-	(218)	-	-	-	(218)
Net cash used in investing activities	-	(4,982)	(2,385)	(1,286)	-	(8,653)

Cash flows from financing activities:
Payments on long-term debt	-	(6,633)	(22)	-	-	(6,655)
Purchases and other retirements of company stock	(5,377)	-	-	-	-	(5,377)
Dividends paid	(2,876)	-	-	-	-	(2,876)
Net cash provided by (used in) financing activities	(8,253)	(6,633)	(22)	-	-	(14,908)

Effect of exchange rate changes on cash	-	-	-	(32)	-	(32)
Net decrease in cash and cash equivalents	-	(16,405)	(4,542)	126	-	(20,821)
Cash and cash equivalents – beginning of period	-	67,269	5,720	863	-	73,852
Cash and cash equivalents – end of period	$-	$50,864	$1,178	$989	$-	$53,031

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

Critical Accounting Policies

The Company’s consolidated financial statements are based on the accounting policies used. Certain accounting polices require that estimates and assumptions be made by management for use in the preparation of the financial statements. Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results and that require subjective or complex estimates by management. There have been no material changes with respect to the Company’s critical accounting policies from those disclosed in its 2011 Annual Report on Form 10-K filed with the SEC on August 18, 2011.

In October 2011 the Company and one of its independent retailers formed a new business entity which began operating a new Ethan Allen design center in Florida. Our consolidated financial statements include the accounts of this entity because we are a majority shareholder and have the power to direct the activities that most significantly impact the entity’s performance. Noncontrolling interest amounts in the net income (loss) of this entity of ($29 thousand) net of tax, for the three and six months ended December 31, 2011, is included in the Consolidated Statement of Operations within interest and other miscellaneous income, net. Additionally, changes to noncontrolling investment interests of $0.2 million are presented in the equity section of the Consolidated Balance Sheets at December 31, 2011.

Results of Operations

Our Company and the furniture industry remain in a slow recovery period following the ’Great Recession’ in the United States and abroad. Unemployment in the U.S. is still over 8% though slowly decreasing, capital and equity markets remain volatile, and performance in housing and related markets remain well below pre-Great Recession levels. However, the actions we took during the Great Recession and the ongoing improvements in how we operate our business continue to be reflected in our sales growth and improving operating profits. In North America, we manufacture and/or assemble approximately 70% of our products in our six domestic facilities with support from one in Mexico. Our domestic case goods products are manufactured with a custom, made to order process providing a significant differentiating factor in the market. We operate one major wholesale distribution center and 16 retail service centers. We believe we have retained sufficient scalable capacity domestically and abroad to meet higher volumes of demand.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We continually re-examine our retail footprint to ensure we remain properly represented in the most profitable markets as well as identify and address underperforming locations. At December 31, 2011 and June 30, 2011, the Company operated 147 design centers, though three new design centers opened and three closed during the current fiscal year. Independent retailers operated 152 design centers at December 31, 2011 compared with 140 at June 30, 2011, with fourteen additional international design centers in China bringing their total to 67. Our international net sales represented 5.6% and 6.2% of our consolidated net sales in the six months ended December 31, 2011 and 2010 respectively, with most of that revenue coming from our retailer in China.

Despite difficult economic conditions for our industry, we continue to achieve significant revenue growth. Our wholesale and retail business segments have now had year over year sales growth for eight consecutive quarters, and we have remained profitable for six consecutive quarters. The Company’s written business for the quarter also increased compared to the second quarter of fiscal 2011. We have ramped up production in our manufacturing plants and added highly skilled interior designers in our retail division. We are launching major new product offerings, the first two phases of which began during the first and second fiscal quarters, and will continue throughout fiscal 2012. In taking these actions to grow the business, we remain cautious but optimistic.

Quarter Ended December 31, 2011 Compared to Quarter Ended December 31, 2010

Consolidated revenue for the three months ended December 31, 2011 increased 5.7% to $183.3 million, from $173.3 million for the three months ended December 31, 2010, with increases in both the wholesale and retail segments. Written orders and backlogs also increased over the prior year for both segments. We attribute this growth to (i) continued success of our new and innovative marketing initiatives including promotional pricing and our interactive web site ethanallen.com, (ii) the positive effects of our national television and direct mail media campaigns, (iii) an increase in the number of our highly skilled interior designers and other retail associates, (iv) the positive impact of our new product offerings, and (v) our continued repositioning of the retail network.

Wholesale revenue for the second quarter of fiscal 2012 increased 5.8% to $106.6 million from $100.8 million in the prior year comparable period. The increase was primarily attributable to an increase in the incoming order rate due to promotional activities and new product offerings, our ability to increase production through operating efficiencies, and staffing increases. There was an increase in the number of total design centers globally to 299 from 281 last December, largely from growth in China. The independently operated retail network grew by fourteen design centers to 152 at December 31, 2011 and there were four more Ethan Allen-operated design centers than at December 31, 2010. There was the same number of shipping days in the current quarter compared to the comparable quarter last year.

Retail revenue from Ethan Allen-operated design centers for the three months ended December 31, 2011 increased 9.2% to $143.1 million from $131.0 million for the three months ended December 31, 2010. We believe the increase in retail sales by Ethan Allen-operated design centers is due to our promotional marketing campaigns and the design solutions approach of our interior design professionals, continued use of both our national television and direct mail media campaigns, our digital communications to prospective clients, the positive effects of repositioning the retail network, an increase in the number of highly skilled interior designers and other retail associates, and a net increase of four Ethan Allen-operated design centers between December 31, 2010 and December 31, 2011. We ended the current quarter with 147 Ethan Allen-operated design centers including five acquired from independent dealers since December 31, 2010.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Comparable design centers are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design centers sales in their 13th full month of Ethan Allen-owned operations. Quarter-over-quarter, written business of Ethan Allen-operated design centers increased 10.3% while comparable design centers written business increased 6.7%. Over that same period, there was a 21.7% increase in wholesale orders. The frequency of our promotional events as well as the timing of the end of those events can impact the orders booked during a given quarter.

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

Gross profit increased during the quarter to $98.2 million (53.6% of net sales) from $89.9 million (51.8% of net sales) in the prior year comparable quarter. The 9.3% increase in gross profit was primarily attributable to (i) an overall increase in net sales of 5.7%, with increases in shipments in both market segments, (ii) more efficient manufacturing compared to the prior year when the ramping up of upholstery production and the transition to custom case goods continued to be under way, and (iii) net improved pricing. The higher mix of retail net sales to consolidated net sales in the current quarter (78%) compared to the prior year period (76%) also contributed to the higher gross profit margin in the current quarter.

Operating expenses increased 6.2% in absolute terms to $84.3 million from $79.4 million in the prior year quarter, and increased as a percent of sales to 46.0% from 45.8% of sales in the prior year quarter. The dollar increase includes a loss on the sale of real estate during the quarter but was otherwise driven primarily by higher selling and advertising costs and an increase in administrative expenses due to increased retail management headcount.

Operating income and profit margin for the quarter ended December 31, 2011 was $13.9 million, or 7.6% of net sales, an increase of $3.5 million or 33.1% from the prior year quarter’s $10.5 million, or 6.0% of net sales. Wholesale operating income for the three months ended December 31, 2011 was $15.7 million, or 14.7% of sales, compared to $9.9 million, or 9.8% of sales, in the prior year comparable quarter. Retail operating loss for the second quarter of fiscal 2012, which included a loss on the sale of real estate, was $2.5 million, or a negative 1.8% of sales, compared to a loss of $1.2 million, or a negative 0.9% of sales the prior year. Improvements in operating income were driven primarily by the 5.7% growth in consolidated net sales but also arose from continued operating efficiencies achieved.

Interest and other miscellaneous income, net decreased $1.0 million from the prior year comparable quarter. This decrease was due to a decrease in miscellaneous non-operating fees.

Interest and other related financing costs amounted to $2.3 million in the current quarter compared to $2.9 million in the prior year comparable quarter. This reduction is due to lower interest expense resulting from reductions in debt outstanding. Since December 2010, debt has been reduced by $43.6 million, including $9.9 million reduced during the current quarter due to Senior Note repurchases.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Income tax expense for the three months ended December 31, 2011 totaled $3.7 million compared to a benefit of $6.0 million for the three months ended December 31, 2010. Our effective tax rate for the current quarter was  31.6% compared to negative 68.7% in the prior year quarter. The current quarter effective tax rate includes tax expense on the current quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on deferred tax assets which also affected the income tax expense in both periods. The prior period effective tax rate benefitted significantly from a change in tax accounting methods which resulted in the utilization of certain deferred tax assets.

Net income for the three months ended December 31, 2011, was $8.1 million compared to $14.7 million in the prior year comparable period. This resulted in net income per diluted share of $0.28 in the current quarter compared to $0.51 in the prior year quarter.

Six Months Ended December 31, 2011 Compared to the Six Months Ended December 31, 2010

Consolidated revenue for the six months ended December 31, 2011 increased 8.9% to $368.2 million, from $338.2 million for the six months ended December 31, 2010, with increases in both the wholesale and retail segments. Written orders and backlogs also increased over the prior year for both segments. We attribute this growth to (i) continued success of our new and innovative marketing initiatives including promotional pricing and our interactive web site ethanallen.com, (ii) the positive effects of our national television and direct mail media campaigns, (iii) an increase in the number of our highly skilled interior designers and other retail associates, and (iv) our continued repositioning of the retail network.

Wholesale revenue for the first six months of fiscal 2012 increased 7.0% to $223.0 million from $208.3 million in the prior year comparable period. The increase was primarily attributable to an increase in the incoming order rate due to promotional activities and new product offerings, our ability to increase production through operating efficiencies, and staffing increases. There was an increase in the number of total design centers globally to 299 from 281 last year, largely from growth in China. The independently operated retail network grew by fourteen design centers to 152 at December 31, 2011 and there were four more Ethan Allen-operated design centers. There was the same number of shipping days in the current period compared to the comparable period last year.

Retail revenue from Ethan Allen-operated design centers for the six months ended December 31, 2011 increased 12.8% to $284.3 million from $252.0 million for the six months ended December 31, 2010. We believe the increase in retail sales by Ethan Allen-operated design centers is due to our promotional marketing campaigns and the design solutions approach of our interior design professionals, continued use of both our national television and direct mail media campaigns, our digital communications to prospective clients, the positive effects of repositioning the retail network, an increase in the number of highly skilled interior designers and other retail associates, and a net increase of four Ethan Allen-operated design centers between December 31, 2010 and December 31, 2011. We ended the current period with 147 Ethan Allen-operated design centers including five  acquired from independent dealers since December 31, 2010.

Comparable design centers are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design centers sales in their 13th full month of Ethan Allen-owned operations. Year-over-year, written business of Ethan Allen-operated design centers increased 11.8% while comparable design centers written business increased 9.1%. Over that same period, there was a 14.9% increase in wholesale orders. The frequency of our promotional events as well as the timing of the end of those events can impact the orders booked during a given period.

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

Gross profit increased during the period to $196.1 million (53.3% of net sales) from $172.2 million (50.9% of net sales) in the prior year comparable period. The 13.9% increase in gross profit was primarily attributable to (i) an overall increase in net sales of 8.9%, with increases in shipments in both market segments, (ii) more efficient manufacturing compared to the prior year when the ramping up of upholstery production and the transition to custom case goods continued to be under way, and (iii) net improved pricing. The higher mix of retail net sales to consolidated net sales in the current period (77%) compared to the prior year period (75%) also contributed to the higher gross profit margin in the current period.

Operating expenses increased 7.8% in absolute terms to $168.5 million from $156.4 million in the prior year period, while decreasing as a percent of sales to 45.8% from 46.2% of sales in the prior year period. The dollar increase was driven primarily by higher selling and delivery costs from the 8.9% higher net sales and an increase in administrative expenses due to increased headcount and a loss on the sale of real estate in our retail segment.

Operating income and profit margin for the six month period ended December 31, 2011 was $27.6 million, or 7.5% of net sales, an increase of $11.7 million or 73.9% from the prior year’s $15.9 million, or 4.7% of net sales. Wholesale operating income for the six months ended December 31, 2011 was $31.4 million, or 14.1% of sales, compared to $21.8 million, or 10.5% of sales, in the prior year comparable period. Retail operating loss for the first six months of fiscal 2012 was $4.0 million, or a negative 1.4% of sales, compared to a loss of $5.5 million, or a negative 2.2% of sales the prior year. Improvements in operating income across the business were driven primarily by the 8.9% growth in consolidated net sales but also arose from continued operating efficiencies achieved.

Interest and other miscellaneous income, net decreased $4.1 million from the prior year comparable period. This decrease was due to a decrease in miscellaneous non-operating fees during the current year and the recording of a $1.5 million out of period adjustment related to non-operating income in the prior year.

Interest and other related financing costs amounted to $4.6 million in the current period compared to $5.9 million in the prior year comparable period. The $1.3 million reduction resulted from reductions in debt outstanding. Since December 2010, debt has been reduced by $43.6 million, including $11.9 million reduced during the current fiscal year through Senior Note repurchases.

Income tax expense for the six months ended December 31, 2011 totaled $8.3 million compared to a benefit of $4.2 million for the six months ended December 31, 2010. Our effective tax rate for the current period was 35.9% compared to negative 29.7% in the prior year period. The current period effective tax rate includes tax expense on the current year’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on deferred tax assets which also affected the income tax expense in both periods. The prior period effective tax rate benefitted from the utilization of certain deferred tax assets.

Net income for the six months ended December 31, 2011, was $14.8 million compared to $18.6 million in the prior year comparable period. This resulted in net income per diluted share of $0.51 in the current period compared to $0.64 in the prior year period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Liquidity and Capital Resources

At December 31, 2011, we held cash and cash equivalents of $66.4 million, marketable securities of $11.0 million, and restricted cash and investments of $15.4 million. At June 30, 2011, we held cash and cash equivalents of $78.5 million, marketable securities of $12.9 million, and restricted cash and investments of $16.4 million. Our principal sources of liquidity include cash and cash equivalents, marketable securities, cash flow from operations, amounts available under our credit facility, and other borrowings.

In September 2005, we issued $200.0 million in ten-year senior unsecured notes due 2015 (the "Senior Notes"). The Senior Notes were issued by Global, bearing an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1. We have used the net proceeds of $198.4 million to improve our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes. During fiscal 2011, the Company reduced its outstanding debt by $38.2 million. Outstanding debt was further reduced by $12.1 million during the six month period ended December 31, 2011.

We also maintain a $50 million senior secured, asset-based revolving credit facility (the “Facility”). At December 31, 2011 and June 30, 2011, we had no revolving loans and $0.7 million of standby and trade letters of credit outstanding under the Facility. The Facility is subject to borrowing base availability and includes a right for the Company to increase the total facility to $100 million, subject to certain conditions. The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt, engage in mergers and consolidations, make restricted payments (including dividends), sell certain assets, and make investments. Remaining availability under the facility totaled $49.3 million at December 31, 2011 and June 30, 2011 and as a result, covenants and other restricted payment limitations did not apply. The Facility expires March 25, 2016, or June 26, 2015 if the Senior Notes have not been refinanced prior to that date.

At December 31, 2011 and June 30, 2011, we were in compliance with all covenants of the Senior Notes and the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A summary of net cash provided by (used in) operating, investing, and financing activities for the six month periods ended December 31, 2011 and 2010 is provided below (in millions):

	Six months ended
	December 31,
	2011	2010
Operating Activities
Net income plus depreciation and amortization	$24.4	$29.5
Working capital	(17.4)	(26.5)
Other (non-cash items, long-term assets and liabilities)	4.0	(0.2)
Total provided by (used in) operating activities	$11.0	$2.8

Investing Activities
Capital expenditures and acquisitions	$(11.4)	$(4.2)
Change in restricted cash and investments	1.0	1.0
Sales of marketable securities (net)	1.7	(5.4)
Other investing activities	2.6	(0.1)
Total provided by (used in) investing activities	$(6.1)	$(8.7)

Financing Activities
Payments of long-term debt	$(12.1)	$(6.6)
Purchases and retirements of company stock	(0.9)	(5.4)
Payment of cash dividends	(4.0)	(2.9)
Other financing activities	0.3	-
Total provided by (used in) financing activities	$(16.7)	$(14.9)

Operating Activities
In the first six months of fiscal 2012, cash of $11.0 million was generated by operating activities, an increase of $8.2 million from the prior fiscal period. This increase was due largely to the $30.0 million increase in sales which contributed to an increase in income before income taxes of $8.8 million. Income taxes in the prior year were largely affected by non-cash changes to valuation reserves included in working capital.

Investing Activities
In the first six months of fiscal 2012, $6.1 million of cash was used in investing activities, which is $2.6 million less than used during the first six months of fiscal 2011. This decrease was largely from higher proceeds from net sales of marketable securities in the current period, partly offset by an increase in capital expenditures in the current period. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities
In the first six months of fiscal 2012, $16.7 million was used in financing activities, which is a $1.8 million increase over cash used in the first six months of fiscal 2011. This increase was primarily caused by an increase in Senior Note buybacks in the current period, partly offset by a reduction in repurchases of our common stock during the current period. The Company increased its quarterly cash dividend rate in January 2011 to $0.07 from $0.05 per share. The Company has continuously paid dividends every quarter since 1996 and we expect to continue to do so as economic conditions and liquidity permit.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

As of December 31, 2011, our outstanding debt totaled $152.9 million, which is all long-term. This consists of our long-term Senior Notes which mature in September 2015 (fiscal 2016). At June 30, 2011, our outstanding debt totaled $165.0 million, the current and long-term portions of which amounted to less than $0.1 million and $165.0 million respectively.

There has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended June 30, 2011 as filed with the SEC on August 18, 2011.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of December 31, 2011, we had working capital of $117.1 million compared to $113.9 million at June 30, 2011, an increase of $3.2 million, or 2.8%. The Company had a current ratio of 1.90 to 1 at December 31, 2011 and 1.74 to 1 at June 30, 2011.

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

During the six months ended December 31, 2011 and 2010, we repurchased and/or retired the following shares of our common stock:

	Six months ended
	December 31,
	2011	2010
Common shares repurchased	52,293	204,286
Cost to repurchase common shares	$846,587	$2,787,777
Average price per share	$16.19	$13.65

At December 31, 2011, we had a remaining Board authorization to repurchase 1,128,490 shares as compared to 1,180,783 shares at June 30, 2011.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such program in place at December 31, 2011 and June 30, 2011 was for our consumer credit program.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Ethan Allen Consumer Credit Program
The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”). Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement??. We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. Our obligation remains in effect for the term of the Program Agreement that expires in July 2014. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of this agreement also contain a right for the credit card issuer to demand from the Company collateral of up to $12 million if the Company does not meet certain covenants. As of December 31, 2011 and June 30, 2011, the Company maintained a restricted cash and investment collateral account of $6 million to satisfy the current collateral requirement.

Product Warranties
Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasions, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of both December 31, 2011 and June 30, 2011, our product warranty liability totaled $0.8 million.

Business Outlook

We continue to have year-over-year increases in sales for both business segments, strong incoming orders during the current quarter, and six quarters of profitability, all of which are indicators that the Company is performing relatively well in the current challenging overall business climate. However, continued fears of an overseas debt crisis regarding European sovereign debt and continued volatility in major stock indices during the quarter ended December 31, 2011 signal that significant uncertainty remains. Although some of the economic factors we feel are important to our customer base including housing values, housing turnover, and home mortgage and other consumer credit availability have not improved meaningfully, customers are nevertheless returning to our design centers and buying our quality products. During the current fiscal year, we are introducing a significant number of new products which we anticipate will be well received by our clients. We remain cautiously optimistic about our long-term outlook.

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

The home furnishings industry remains extremely competitive with respect to both the sourcing of products and the wholesale and retail sale of those products. Domestic manufacturers continue to face pricing pressures because of the manufacturing capabilities of other countries, particularly within Asia. In response to these pressures, a large number of U.S. furniture manufacturers have increased their overseas sourcing to retain market share. While we have also turned to overseas sourcing to remain competitive, we choose to differentiate ourselves by maintaining a substantial domestic manufacturing base. Consequently, we manufacture and/or assemble approximately 70% of our products domestically. We continue to believe that a balanced approach to product sourcing, which includes the domestic manufacture of certain product offerings coupled with the import of other selected products, provides the greatest degree of flexibility and is the most effective approach to ensuring that acceptable levels of quality, service and value are attained.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Vice President-Finance ("VPF"), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and VPF, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
There were no purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended December 31, 2011  The maximum number of shares that may yet be purchased under the plans or program is 1,128,490.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

DATE: February 2, 2012	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: February 2, 2012	BY: /s/ David R. Callen
David R. Callen
Vice President, Finance & Treasurer
(Principal Financial Officer and Principal Accounting Officer)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)Certification of Principal Executive Officer
31.2	Rule 13a-14(a)Certification of Principal Financial Officer
32.1	Section 1350Certification of Principal Executive Officer
32.2	Section 1350Certification of Principal Financial Officer
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.