Form 10-Q
period 2012-03-31
ETHAN ALLEN INTERIORS INC
filed 2012-05-03
CIK 896156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At April 24, 2012, there were 28,863,319 shares of Class A Common Stock, par value $.01, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2012	June 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,130	$78,519
Marketable securities (note 5)	11,259	12,909
Accounts receivable, less allowance for doubtful accounts of $1,261 at March 31, 2012 and $1,171 at June 30, 2011	17,571	15,036
Inventories (note 6)	142,262	141,692
Prepaid expenses and other current assets	24,209	20,372
Total current assets	268,431	268,528

Property, plant and equipment, net	297,211	294,853
Goodwill and other intangible assets	45,128	45,128
Restricted cash and investments (note 4)	15,410	16,391
Other assets	7,251	3,425
Total assets	$633,431	$628,325
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt (note 9)	$192	$19
Customer deposits	61,512	62,649
Accounts payable	26,655	26,958
Accrued compensation and benefits	26,458	28,359
Accrued expenses and other current liabilities (note 7)	29,117	36,631
Total current liabilities	143,934	154,616
Long-term debt (note 9)	154,058	165,013
Other long-term liabilities	17,719	18,975
Deferred income taxes	-	8,034
Total liabilities	315,711	346,638
Shareholders' equity:
Class A common stock, par value $0.01; 150,000,000 shares authorized; 48,486,704 shares issued at March 31, 2012 and 48,350,065 shares issued at June 30, 2011	485	484
Class B common stock, par value $0.01; 600,000 shares authorized; no shares issued and outstanding at March 31, 2012 and June 30, 2011	-	-
Preferred stock, par value $0.01; 1,055,000 shares authorized; no shares issued and outstanding at March 31, 2012 and June 30, 2011	-	-
Additional paid-in-capital	360,518	359,728

Less: Treasury stock (at cost), 19,623,385 shares at March 31, 2012 and 19,571,092 shares at June 30, 2011	(583,538)	(582,691)
Retained earnings	538,224	501,908
Accumulated other comprehensive income (note 13)	1,825	2,258
Total Ethan Allen Interiors Inc. shareholders' equity	317,514	281,687
Noncontrolling interests (note 1)	206	-
Total shareholders equity	317,720	281,687
Total liabilities and shareholders' equity	$633,431	$628,325

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011

Net sales	$175,861	$162,822	$544,057	$501,008
Cost of sales	81,586	79,753	253,678	245,697
Gross profit	94,275	83,069	290,379	255,311

Operating expenses:
Selling	44,281	39,147	130,147	118,542
General and administrative	42,191	39,056	124,864	115,758
Restructuring and impairment charge, net (note 7)	16	109	5	393
Total operating expenses	86,488	78,312	255,016	234,693

Operating income	7,787	4,757	35,363	20,618

Interest and other miscellaneous income, net	157	1,128	362	5,453

Interest and other related financing costs (note 9)	2,189	2,773	6,814	8,649

Income before income taxes	5,755	3,112	28,911	17,422

Income tax benefit (note 3)	(21,793)	(406)	(13,484)	(4,653)

Net income	$27,548	$3,518	$42,395	$22,075

Per share data (note 12):
Basic earnings per common share:
Net income per basic share	$0.95	$0.12	$1.47	$0.77
Basic weighted average common shares	28,857	28,751	28,813	28,753
Diluted earnings per common share:
Net income per diluted share	$0.94	$0.12	$1.46	$0.76
Diluted weighted average common shares	29,236	28,987	29,085	28,953

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended
	March 31,
	2012	2011
Operating activities:
Net income	$42,395	$22,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,092	16,120
Compensation expense related to share-based awards	1,218	669
Provision (benefit) for deferred income taxes	(20,501)	15
Loss on disposal of property, plant and equipment	1,645	310
Other	193	(268)

Change in assets and liabilities, net of the effects from acquired and divested businesses:
Accounts receivable	(3,108)	(3,875)
Inventories	946	3,462
Prepaid and other current assets	(2,497)	4,854
Other assets	150	473
Customer deposits	(1,622)	(90)
Accounts payable	(303)	1,418
Accrued expenses	(3,519)	(5,288)
Other liabilities	(1,256)	711
Net cash provided by operating activities	27,833	40,586

Investing activities:
Proceeds from the disposal of property, plant & equipment	1,792	145
Change in restricted cash and investments	981	953
Capital expenditures	(19,836)	(5,731)
Acquistions	(520)	(611)
Purchases of marketable securities	(3,290)	(8,214)
Sales of marketable securities	4,675	6,069
Other	773	(456)
Net cash used in investing activities	(15,425)	(7,845)

Financing activities:
Payments on long-term debt and capital lease obligations	(12,145)	(26,070)
Proceeds from issuance of common stock	225	29
Proceeds from non controlling interest	275	-
Payments of deferred financing costs	-	(125)
Payment of cash dividends	(6,046)	(4,313)
Purchases and other retirements of company stock	(847)	(5,377)
Net cash used in financing activities	(18,538)	(35,856)
Effect of exchange rate changes on cash	741	75
Net decrease in cash & cash equivalents	(5,389)	(3,040)
Cash & cash equivalents at beginning of period	78,519	73,852
Cash & cash equivalents at end of period	$73,130	$70,812

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Nine Months Ended March 31, 2012
(Unaudited)
(In thousands, except share data)

				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Treasury	Comprehensive	Retained	Controlling
	Stock	Capital	Stock	Income	Earnings	Interests	Total
Balance at June 30, 2011	$484	$359,728	$(582,691)	$2,258	$501,908	$-	$281,687

Issuance of common shares upon the exercise of share-based awards	1	224	-	-	-	-	225

Compensation expense associated with share-based awards (note 11)	-	1,218	-	-	-	-	1,218

Tax benefit associated with exercise of share based awards	-	(652)	-	-	-	-	(652)

Purchase/retirement of 52,293 shares of company stock	-	-	(847)	-	-	-	(847)

Dividends declared on common stock	-	-	-	-	(6,079)		(6,079)

Increase from business combination						275	275

Other comprehensive income (note 13):
Currency translation adjustments	-	-	-	(467)	-	-	(467)
Unrealized gain (loss) on investments	-	-	-	(6)	-	-	(6)
Loss on derivatives, net of tax	-	-	-	40	-	-	40
Net income	-	-	-	-	42,395	(69)	42,326
Total comprehensive income							41,893
Balance at March 31, 2012	$485	$360,518	$(583,538)	$1,825	$538,224	$206	$317,720

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

In October 2011 the Company and one of its independent retailers formed a new business entity which began operating a new Ethan Allen design center in Florida. Our consolidated financial statements include the accounts of this entity because we are a majority shareholder and have the power to direct the activities that most significantly impact the entity’s performance. Noncontrolling interest amounts in the net loss of this entity of $40 thousand and $69 thousand, respectively net of tax, for the three and nine months ended March 31, 2012, are included in the Consolidated Statement of Operations within interest and other miscellaneous income, net. Additionally, changes to noncontrolling investment interests of $0.2 million are presented in the equity section of the Consolidated Balance Sheets at March 31, 2012.

 (2)    Interim Financial Presentation

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2011.

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by the taxing authorities in such major jurisdictions as the U.S., Canada, and Mexico. As of March 31, 2012, the Company and certain of its subsidiaries are currently under Federal audit in the U.S. for the year 2010, state and local audits in the U.S. for the years 2006  through 2010 and Canada for years 2008 through 2010. It is reasonable to expect that various issues relating to uncertain tax benefits will be resolved within the next twelve months as exams are completed or as statutes expire and will impact the effective tax rate.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The Company established a full valuation allowance as of June 30, 2010. At that time, due to the preponderance of negative evidence, management’s assessment was that realization of tax assets was not reasonably assured. During the quarter ended March 31, 2012, we changed our assessment and determined it is now more likely than not that we will be able to realize the benefits of our deferred federal, state and foreign deferred tax assets. As a result, we released all of our United States federal and Canadian valuation allowances against net deferred tax assets. We have retained a valuation allowance against various state and local deferred tax assets in our retail segment.

The Company’s consolidated effective tax rate was a negative 378.7% and a negative 46.6% for the three and nine months ended March 31, 2012 respectively, and negative 13.0% and negative 26.7% for the three and nine months ended March 31, 2011 respectively. The current quarter effective tax rate includes the benefit from the reversal of the valuation allowance, the recognition of certain previously unrecognized tax benefits, partially offset by the tax expense on the current quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on deferred tax assets in the retail segment.

(4)    Restricted Cash and Investments

At March 31, 2012 and June 30, 2011, we held $15.4 million and $16.4 million respectively, of restricted cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation and other insurance and for the benefit of the issuer of our private label credit card. These funds can be invested in high quality money market mutual funds, U.S. Treasuries and U.S. Government agency fixed income instruments, and cannot be withdrawn without the prior written consent of the secured party. These assets are carried at cost, which approximates market value and are classified as long-term assets because they are not expected to be used within one year to fund operations. See also Note 5, “Marketable Securities” and Note 14, “Fair Value Measurements".

(5)    Marketable Securities

At March 31, 2012 and June 30, 2011, the Company held marketable securities of $11.3 million and $12.9 million respectively, classified as current assets, consisting of U.S. municipal and corporate bonds with maturities ranging from less than one year to less than two years, which were rated A/A2 or better by the rating services Standard & Poors (“S&P”) and Moodys Investors Service (“Moodys”) respectively. There have been no material realized or unrealized gains or losses for the nine months ended March 31, 2012 and March 31, 2011. We do not believe there are any impairments considered to be other than temporary at March 31, 2012. Also see Note 4, "Restricted Cash and Investments" and Note 14, “Fair Value Measurements".

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(6)    Inventories

Inventories at March 31, 2012 and June 30, 2011 are summarized as follows (in thousands):

	March 31,	June 30,
	2012	2011

Finished goods	$109,256	$108,438
Work in process	8,882	8,868
Raw materials	24,124	24,386
	$142,262	$141,692

Inventories are presented net of a related valuation allowance of $2.8 million at March 31, 2012 and $1.7 million at June 30, 2011.

(7)    Restructuring and Impairment Charges

In recent years, we have announced and executed plans to consolidate our operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage. Plans announced in fiscal 2008 and 2009 had no material impact on fiscal 2012 financial statements and the balance of reserves for these actions, for non-cancellable lease obligations with expirations ranging from less than two to 22 years, totaled $1.5 million and $2.5 million at March 31, 2012 and June 30, 2011 respectively.

(8)    Business Acquisitions and Joint Ventures

From time to time the Company acquires design centers from its independent retailers in arms length transactions. There were no material acquisitions completed during the nine months ended March 31, 2012 or 2011 respectively. In October 2011, the Company and one if its independent retailers formed a joint venture which began operating a new Ethan Allen design center in Florida during the quarter ended December 31, 2011. The Company contributed $0.8 million for a 75% interest in the joint venture. The independent retailer holds a non-controlling interest.

 (9)   Borrowings

Total debt obligations at March 31, 2012 and June 30, 2011 consist of the following (in thousands):

	March 31,	June 30,
	2012	2011
5.375% Senior Notes due 2015	$152,955	$164,821
Capital leases	1,295	-
Other debt	-	211
Total debt	154,250	165,032
Less current maturities	192	19
Total long-term debt	$154,058	$165,013

In September 2005, we issued $200.0 million in ten-year senior unsecured notes due 2015 (the "Senior Notes"). The Senior Notes were issued by Global, bearing an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1. We have used the net proceeds of $198.4 million to improve our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes. During fiscal 2011, the Company reduced its outstanding debt by $38.2 million. Outstanding debt was further reduced by an aggregate of $10.8 million during the current fiscal year.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

We also maintain a $50 million senior secured, asset-based revolving credit facility (the “Facility”). We have not had any revolving loans under the Facility at any time. At March 31, 2012 and June 30, 2011, there were $0.6 million and $0.7 million of standby and trade letters of credit, respectively, outstanding under the Facility. The Facility is subject to borrowing base availability and includes a right for the Company to increase the total facility to $100 million subject to certain conditions. The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt, engage in mergers and consolidations, make restricted payments (including dividends), sell certain assets, and make investments. Remaining availability under the facility totaled $49.4 million at March 31, 2012 and $49.3 million at June 30, 2011 and as a result, covenants and other restricted payment limitations did not apply. The Facility expires March 25, 2016, or June 26, 2015 if the Senior Notes have not been refinanced prior to that date.

During the quarter ended March 31, 2012, the Company entered into a six year lease to receive financing, maintenance and recordkeeping services for our truck fleet. The lease is treated as a capital lease, and the present value of the minimum future lease payments of the financed portion is $1.3 million, with $0.2 million due within the next year. The lease term expires in February 2018.

At March 31, 2012 and June 30, 2011, we were in compliance with all covenants of the Senior Notes and the Facility.

(10)  Litigation

Environmental Matters
We and our subsidiaries are subject to various environmental laws and regulations. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials. As of March 31, 2012 and June 30, 2011, we believe that the Company was adequately reserved. We believe our currently anticipated capital expenditures for environmental control facility matters are not material.

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

(12)   Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
Weighted average common shares outstanding for basic calculation	28,857	28,751	28,813	28,753
Effect of dilutive stock options and other share-based awards	379	236	272	200
Weighted average common shares outstanding adjusted for dilution calculation	29,236	28,987	29,085	28,953

As of March 31, 2012 and 2011, stock options to purchase 1,540,000 and 1,711,771 common shares, respectively, were excluded from the respective diluted earnings per share calculation because their impact was anti-dilutive.

(13)   Comprehensive Income

Our accumulated other comprehensive income, which is comprised of losses on certain derivative instruments, accumulated foreign currency translation adjustments, and unrealized gain and loss on investments totaled $1.8 million at March 31, 2012 and $2.3 million at June 30, 2011. Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada and Mexico, and, during the quarters ended December 2011 and March 2012, a plant under development in Honduras. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and June 30, 2011 (in thousands):

March 31, 2012
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$88,540	-	-	$88,540
Available-for-sale securities	-	11,259	-	11,259
Total	$88,540	$11,259	$-	$99,799

June 30, 2011
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$94,910	-	-	$94,910
Available-for-sale securities	-	12,909	-	12,909
Total	$94,910	$12,909	$-	$107,819

Cash equivalents consist of money market accounts and mutual funds in U.S. government and agency fixed income securities. We use quoted prices in active markets for identical assets or liabilities to determine fair value. At March 31, 2012 and June 30, 2011, $15.4 million and $16.4 million, respectively, of the cash equivalents were restricted, and classified as a long-term asset.

At March 31, 2012, available-for-sale securities consist of $10.1 million in U.S. municipal bonds and $1.2 million of corporate bonds, and at June 30, 2011, available-for-sale securities consisted of $12.9 million in U.S. municipal bonds, all with maturities of less than two years. The bonds are rated A/A2 or better by S&P/Moodys respectively. As of March 31, 2012 and March 31, 2011, there were no material gross unrealized gains or losses on available-for-sale securities.

As of March 31, 2012 and June 30, 2011, the contractual maturities of our available-for-sale investments were as follows:

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012
	Cost	Estimated Fair Value
Due in one year or less	$9,105	$9,213
Due after one year through five years	$2,023	$2,046

June 30, 2011
	Cost	Estimated Fair Value
Due in one year or less	$7,311	$7,393
Due after one year through five years	$5,428	$5,517

No investments have been in a continuous loss position for more than one year, and no other-than-temporary impairments were recognized. Also see Note 4, "Restricted Cash and Investments", and Note 5, "Marketable Securities".

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We measure certain assets at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. During the nine month periods ended March 31, 2012 and  2011, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

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

We evaluate performance of the respective segments based upon revenues and operating income. While the manner in which our home furnishings and accessories are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different. Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other). The allocation of retail sales by product line is reasonably similar to that of the wholesale segment. A breakdown of wholesale sales by these product lines for the three and nine months ended March 31, 2012 and 2011 is provided as follows:

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
Case Goods	39%	43%	39%	40%
Upholstered Products	43%	41%	44%	45%
Home Accessories and Other	18%	16%	17%	15%
	100%	100%	100%	100%

Segment information for the three and nine months ended March 31, 2012 and 2011 is provided below (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
Net sales:
Wholesale segment	$121,044	$104,119	$344,069	$312,467
Retail segment	131,402	117,029	415,687	369,066
Elimination of inter-company sales	(76,585)	(58,326)	(215,699)	(180,525)
Consolidated Total	$175,861	$162,822	$544,057	$501,008

Operating income (loss):
Wholesale segment	$18,191	$13,253	$49,584	$35,076
Retail segment (1)(2)	(6,549)	(7,271)	(10,578)	(12,767)
Adjustment of inter-company profit (3)	(3,855)	(1,225)	(3,643)	(1,691)
Consolidated Total	$7,787	$4,757	$35,363	$20,618

Depreciation & Amortization:
Wholesale segment	$1,733	$2,350	$5,717	$7,313
Retail segment	2,777	2,841	8,375	8,807
Consolidated Total	$4,510	$5,191	$14,092	$16,120

Capital expenditures:
Wholesale segment	$1,366	$1,450	$9,769	$4,136
Retail segment	7,078	309	10,067	1,595
Acquisitions	520	426	520	611
Consolidated Total	$8,964	$2,185	$20,356	$6,342

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	March 31,	June 30,
	2012	2011
Total Assets:
Wholesale segment	$298,460	$309,081
Retail segment	366,418	347,044
Inventory profit elimination (4)	(31,447)	(27,800)
Consolidated Total	$633,431	$628,325

(1)	Operating income (loss) for the retail segment for the three months ended March 31, 2011 includes pre-tax restructuring and impairment charges of $0.1 million.
(2)	Operating income (loss) for the retail segment for the nine months ended March 31, 2011 includes pre-tax restructuring and impairment charges of $0.4 million.
(3)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.
(4)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

At March 31, 2012, there were 86 independent retail design centers located outside the United States compared with 64 at March 31, 2011, with the increase occurring in China. Approximately 6.5% of our net sales during the current nine months were derived from sales to international retail design centers compared with 7.2% in the prior year.

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

The following tables set forth the condensed consolidating balance sheets as of March 31, 2012 and June 30, 2011, the condensed consolidating statements of operations for the three and nine months ended March 31, 2012 and 2011, and the condensed consolidating statements of cash flows for the nine months ended March 31, 2012 and 2011 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)
March 31, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$61,042	$9,381	$2,707	$-	$73,130
Marketable securities	-	11,259	-	-	-	11,259
Accounts receivable, net	-	17,019	552	-	-	17,571
Inventories	-	-	168,992	4,717	(31,447)	142,262
Prepaid expenses and other current assets	-	6,948	14,552	2,709	-	24,209
Intercompany receivables	-	820,578	267,656	(9,029)	(1,079,205)	-
Total current assets	-	916,846	461,133	1,104	(1,110,652)	268,431
Property, plant and equipment, net	-	8,501	274,047	14,663	-	297,211
Goodwill and other intangible assets	-	37,905	7,223	-	-	45,128
Restricted cash and investments	-	15,410	-	-	-	15,410
Other assets	-	6,445	806	-	-	7,251
Investment in affiliated companies	645,567	(106,422)	-	-	(539,145)	-
Total assets	$645,567	$878,685	$743,209	$15,767	$(1,649,797)	$633,431
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$-	$-	$192	$-	$-	$192
Customer deposits	-	-	59,040	2,472	-	61,512
Accounts payable	-	8,949	17,382	324	-	26,655
Accrued expenses and other current liabilities	2,163	37,238	15,156	1,018	-	55,575
Intercompany payables	325,684	327	743,874	9,320	(1,079,205)	-
Total current liabilities	327,847	46,514	835,644	13,134	(1,079,205)	143,934
Long-term debt	-	152,955	1,103	-	-	154,058
Other long-term liabilities	-	3,789	13,843	87	-	17,719
Total liabilities	327,847	203,258	850,590	13,221	(1,079,205)	315,711
Shareholders’ equity	317,720	675,427	(107,381)	2,546	(570,592)	317,720
Total liabilities and shareholders’ equity	$645,567	$878,685	$743,209	$15,767	$(1,649,797)	$633,431

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)
Three months ended March 31, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$121,425	$191,275	$7,971	$(144,810)	$175,861
Cost of sales	-	89,850	127,738	4,704	(140,706)	81,586
Gross profit	-	31,575	63,537	3,267	(4,104)	94,275

Selling, general and administrative expenses	45	11,969	70,748	3,710	-	86,472
Restructuring and impairment charge, (credit) net	-	-	16	-	-	16
Total operating expenses	45	11,969	70,764	3,710	-	86,488
Operating income (loss)	(45)	19,606	(7,227)	(443)	(4,104)	7,787

Interest and other miscellaneous income, net	27,593	(6,598)	66	(36)	(20,868)	157
Interest and other related financing costs	-	2,180	9	-	-	2,189
Income before income tax expense	27,548	10,828	(7,170)	(479)	(24,972)	5,755
Income tax expense	-	(20,869)	(947)	23	-	(21,793)

Net income/(loss)	$27,548	$31,697	$(6,223)	$(502)	$(24,972)	$27,548

Three months ended March 31, 2011

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$104,481	$167,548	$6,692	$(115,899)	$162,822
Cost of sales	-	78,061	112,671	3,641	(114,620)	79,753
Gross profit	-	26,420	54,877	3,051	(1,279)	83,069

Selling, general and administrative expenses	45	10,330	64,404	3,424	-	78,203
Restructuring and impairment charge, (credit) net	-	-	109	-	-	109
Total operating expenses	45	10,330	64,513	3,424	-	78,312
Operating income (loss)	(45)	16,090	(9,636)	(373)	(1,279)	4,757

Interest and other miscellaneous income, net	3,563	(8,956)	(1)	(1)	6,523	1,128
Interest and other related financing costs	-	2,698	75	-	-	2,773
Income before income tax expense	3,518	4,436	(9,712)	(374)	5,244	3,112
Income tax expense	-	(406)	-	-	-	(406)

Net income/(loss)	$3,518	$4,842	$(9,712)	$(374)	$5,244	$3,518

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)
Nine months ended March 31, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$343,988	$582,651	$25,399	$(407,981)	$544,057
Cost of sales	-	256,237	387,435	14,340	(404,334)	253,678
Gross profit	-	87,751	195,216	11,059	(3,647)	290,379

Selling, general and administrative expenses	135	34,427	209,903	10,546	-	255,011
Restructuring and impairment charge, (credit) net	-	-	5	-	-	5
Total operating expenses	135	34,427	209,908	10,546	-	255,016
Operating income (loss)	(135)	53,324	(14,692)	513	(3,647)	35,363

Interest and other miscellaneous income, net	42,530	(13,108)	211	(30)	(29,241)	362
Interest and other related financing costs	-	6,805	9	-	-	6,814
Income before income tax expense	42,395	33,411	(14,490)	483	(32,888)	28,911
Income tax expense	-	(12,766)	(777)	59	-	(13,484)

Net income/(loss)	$42,395	$46,177	$(13,713)	$424	$(32,888)	$42,395

Nine months ended March 31, 2011

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$312,979	$525,023	$21,504	$(358,498)	$501,008
Cost of sales	-	237,882	352,821	11,551	(356,557)	245,697
Gross profit	-	75,097	172,202	9,953	(1,941)	255,311

Selling, general and administrative expenses	135	32,381	192,283	9,501	-	234,300
Restructuring and impairment charge, (credit) net	-	-	393	-	-	393
Total operating expenses	135	32,381	192,676	9,501	-	234,693
Operating income (loss)	(135)	42,716	(20,474)	452	(1,941)	20,618

Interest and other miscellaneous income, net	22,210	(14,797)	(30)	4	(1,934)	5,453
Interest and other related financing costs	-	8,421	228	-	-	8,649
Income before income tax expense	22,075	19,498	(20,732)	456	(3,875)	17,422
Income tax expense	-	(4,653)	-	-	-	(4,653)

Net income/(loss)	$22,075	$24,151	$(20,732)	$456	$(3,875)	$22,075

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
Nine months ended March 31, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$6,668	$2,161	$16,667	$2,337	$-	$27,833
Cash flows from investing activities:
Capital expenditures	-	(1,592)	(16,833)	(1,411)	-	(19,836)
Acquisitions	-	-	(520)	-	-	(520)
Proceeds from the disposal of property, plant and equipment	-	-	1,792	-	-	1,792
Change in restricted cash and investments	-	981	-	-	-	981
Purchase of marketable securities	-	(3,290)	-	-	-	(3,290)
Proceeds from the sale of marketable securities	-	4,675	-	-	-	4,675
Other	-	262	511	-	-	773
Net cash provided by (used in) investing activities	-	1,036	(15,050)	(1,411)	-	(15,425)

Cash flows from financing activities:
Payments on long-term debt	-	(11,918)	(227)	-	-	(12,145)
Purchases and other retirements of company stock	(847)	-	-	-	-	(847)
Proceeds from issuance of common stock	225	-	-	-	-	225
Proceeds from noncontrolling interest	-	-	275	-	-	275
Dividends paid	(6,046)	-	-	-	-	(6,046)
Net cash provided by (used in) financing activities	(6,668)	(11,918)	48	-	-	(18,538)

Effect of exchange rate changes on cash	-	-	-	741	-	741

Net decrease in cash and cash equivalents	-	(8,721)	1,665	1,667	-	(5,389)

Cash and cash equivalents – beginning of period	-	69,763	7,716	1,040	-	78,519

Cash and cash equivalents – end of period	$-	$61,042	$9,381	$2,707	$-	$73,130

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
Nine months ended March 31, 2011

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$9,661	$25,531	$3,709	$1,685	$-	$40,586

Cash flows from investing activities:
Capital expenditures	-	(473)	(3,585)	(1,673)	-	(5,731)
Acquistions	-	-	(611)	-	-	(611)
Proceeds from the disposal of property, plant and equipment	-	-	145	-	-	145
Change in restricted cash and investments	-	953	-	-	-	953
Purchase of marketable securities	-	(8,214)	-	-	-	(8,214)
Proceeds from the sale of marketable securities	-	6,069	-	-	-	6,069
Other	-	(456)	-	-	-	(456)
Net cash used in investing activities	-	(2,121)	(4,051)	(1,673)	-	(7,845)

Cash flows from financing activities:
Payments on long-term debt	-	(26,038)	(32)	-	-	(26,070)
Purchases and other retirements of company stock	(5,377)	-	-	-	-	(5,377)
Proceeds from issuance of common stock	29	-	-	-	-	29
Increase in deferred financing costs	-	(125)	-	-	-	(125)
Dividends paid	(4,313)	-	-	-	-	(4,313)
Net cash used in financing activities	(9,661)	(26,163)	(32)	-	-	(35,856)

Effect of exchange rate changes on cash	-	-	-	75	-	75

Net increase (decrease) in cash and cash equivalents	-	(2,753)	(374)	87	-	(3,040)

Cash and cash equivalents – beginning of period	-	67,269	5,720	863	-	73,852

Cash and cash equivalents – end of period	$-	$64,516	$5,346	$950	$-	$70,812

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

In October 2011 the Company and one of its independent retailers formed a new business entity which began operating a new Ethan Allen design center in Florida. Our consolidated financial statements include the accounts of this entity because we are a majority shareholder and have the power to direct the activities that most significantly impact the entity’s performance. Noncontrolling interest amounts in the net loss of this entity of $40 thousand and $69 thousand, respectively, net of tax, for the three and nine months ended March 31, 2012, is included in the Consolidated Statement of Operations within interest and other miscellaneous income, net. Additionally, changes to noncontrolling investment interests of $0.2 million are presented in the equity section of the Consolidated Balance Sheets at March 31, 2012.

Income Taxes:

As a result of losses we sustained for fiscal 2010 and 2009, which were brought on by the severe economic factors which began in fiscal 2009, we recorded a $34.1 million valuation allowance against deferred tax assets, with a non-cash charge to earnings in the fourth quarter of fiscal 2010. At the end of the third quarter of fiscal 2012, our operations had returned to a position of cumulative pre-tax operating profits for the most recent 36 month period, we had eight consecutive quarters of pre-tax operating profits, our written business and backlog had grown significantly, and our business plan projected continued profitability. The preponderance of this positive evidence provides support that our future tax benefits more likely than not will be realized. Accordingly, at the end of the third quarter of fiscal 2012, we released all of United States federal and Canadian valuation allowance against net deferred tax assets. We recorded a tax benefit of $21.6 million for the reversal of the valuation allowance against those assets, with a non-cash benefit to earnings in the quarter ended March 31, 2012. Previously unrealized tax benefits of $1.9 million were also realized during the quarter ended March 31, 2012.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

At March 31, 2012, we have retained a valuation allowance against approximately $2.2 million of various state and local deferred tax assets in our retail segment.

Results of Operations

Our Company and the furniture industry remain in a slow recovery period following the ’Great Recession’ in the United States and abroad. Unemployment in the U.S. remains above historical norms at over 8% though slowly decreasing, capital and equity markets remain volatile, and performance in housing and related markets remain well below pre-Great Recession levels. However, the actions we took during the Great Recession and the ongoing improvements in how we operate our business continue to be reflected in our sales growth and improving operating profits. We manufacture and/or assemble approximately 70% of our products in our six domestic facilities with support from one in Mexico, and a new Honduras plant expected to begin production during the fourth quarter of fiscal 2012. Our domestic case goods products are manufactured with a custom, made to order process providing a significant differentiating factor in the market. We operate one major wholesale distribution center and 14 retail service centers. We believe we have retained sufficient scalable capacity domestically and abroad to meet higher volumes of demand.

We continually re-examine our retail footprint to ensure we remain properly represented in the most profitable markets as well as identify and address underperforming locations. At March 31, 2012 and June 30, 2011, the Company operated 149 and 147 design centers, respectively, though five new design centers opened and three closed during the current fiscal year. Independent retailers operated 152 design centers at March 31, 2012 compared with 140 at June 30, 2011, with seventeen additional international design centers in China bringing their total to 69. Our international net sales represented 6.5% and 7.2% of our consolidated net sales in the nine months ended March 31, 2012 and 2011 respectively, with most of that revenue coming from our retailer in China.

Despite continued macroeconomic uncertainties and highly competitive conditions for our industry, we continue to achieve significant revenue growth. Our wholesale and retail business segments have now had year over year sales growth for nine consecutive quarters, and positive net income for seven consecutive quarters. The Company’s written business for the retail segment during the quarter also increased compared to the third quarter of fiscal 2011. We have ramped up production in our manufacturing plants and added highly skilled interior designers and management in our retail division. We launched major new product offerings in phases during our first three quarters of fiscal 2012, and expect it to continue through our fourth quarter, which will result in 60% new product projections in just nine months. This effort has been significant with larger than normal liquidation events and costs incurred to ready the design centers for the new product projections. In taking these actions to grow the business, we remain cautious but optimistic.

Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011

Consolidated revenue for the three months ended March 31, 2012 increased 8.0% to $175.9 million, from $162.8 million for the three months ended March 31, 2011, with increases in both the wholesale and retail segments. We attribute this growth to (i) continued success of our new and innovative marketing initiatives including promotional pricing and our interactive web site ethanallen.com, (ii) the positive effects of our national television and direct mail media campaigns, (iii) an 8% increase in the number of our highly skilled interior designers and other retail associates at March 31, 2012 as compared to March 31, 2011, (iv) significant new product introductions, which by year-end we anticipate being approximately 60% of our total product projections , and (v) our continued repositioning of the retail network.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Wholesale revenue for the third quarter of fiscal 2012 increased 16.3% to $121.0 million from $104.1 million in the prior year comparable period. The increase was primarily attributable to an increase in current year production to fill a higher backlog at the beginning of the quarter, which was enabled through operating efficiencies, and staffing increases. There was an increase in the number of total design centers globally to 301 from 281 last March, with all international growth coming from our independent retailer in China. The independently operated retail network grew by sixteen design centers to 152 at March 31, 2012 and there were four more Ethan Allen-operated design centers than at March 31, 2011. There were the same number of shipping days in the current quarter compared to the comparable quarter last year.

Retail revenue from Ethan Allen-operated design centers for the three months ended March 31, 2012 increased 12.3% to $131.4 million from $117.0 million for the three months ended March 31, 2011. We believe the increase in retail sales by Ethan Allen-operated design centers is due to our promotional marketing campaigns and the design solutions approach of our interior design professionals, continued use of both our national television and direct mail media campaigns, our digital communications to prospective clients, the positive effects of repositioning the retail network, an increase in the number of highly skilled interior designers and other retail associates, and a net increase of four Ethan Allen-operated design centers between March 31, 2011 and March 31, 2012. We ended the current quarter with 149 Ethan Allen-operated design centers.

Comparable design centers are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design centers sales in their 13th full month of Ethan Allen-owned operations. Quarter-over-quarter, written business of Ethan Allen-operated design centers increased 11.0% while comparable design centers written business increased 8.2%. The frequency of our promotional events as well as the timing of the end of those events can impact the orders booked during a given quarter.

We have made considerable investment within the retail network to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of the retail design center personnel. We believe that over time, we will continue to benefit from (i) our repositioning of the retail network, (ii) significant new product introductions, (iii) new marketing promotions and our interior design affiliate (IDA) program, (iv) continued use of technology including our state-of-the-art website coupled with personal service from our design professionals, and (v) ongoing use of targeted advertising media.

Gross profit increased 13.5% during the quarter to $94.3 million (53.6% of net sales) from $83.1 million (51.0% of net sales) in the prior year comparable quarter. The increase in gross profit was primarily attributable to (i) an overall increase in net sales of 8.0%, with increases in shipments in both business segments, (ii) more efficient manufacturing, and (iii) net improved product mix. The higher mix of retail net sales to consolidated net sales in the current quarter (75%) compared to the prior year period (72%) also contributed to the higher gross profit margin in the current quarter.

Operating expenses increased 10.4% in absolute terms to $86.5 million from $78.3 million in the prior year quarter, and increased as a percent of sales to 49.2% from 48.1% of sales in the prior year quarter. The dollar increase was driven primarily by higher selling and advertising costs and an increase in administrative expenses due to increased retail management headcount, as we continue to invest to grow the business. The higher mix of retail net sales to consolidated net sales also contributed to higher operating expenses due to increased variable selling costs. The orders written by our retail segment exceeded delivered net sales by more than $30 million during the current quarter.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Operating income and profit margin for the quarter ended March 31, 2012 was $7.8 million, or 4.4% of net sales, an increase of $3.0 million or 63.7% from the prior year quarter’s $4.8 million, or 2.9% of net sales. Wholesale operating income for the three months ended March 31, 2012 was $18.2 million, or 15.0% of sales, compared to $13.3 million, or 12.7% of sales, in the prior year comparable quarter. Retail operating loss for the third quarter of fiscal 2012 was $6.5 million, or a negative 5.0% of sales, compared to a loss of $7.3 million, or a negative 6.2% of sales the prior year. Improvements in operating income were driven primarily by the 8.0% growth in consolidated net sales and higher gross profits.

Interest and other miscellaneous income, net decreased $1.0 million from the prior year comparable quarter due to a reduction in non-operating income from an independent retailer in the current year period.

Interest and other related financing costs amounted to $2.2 million in the current quarter compared to $2.8 million in the prior year comparable quarter. This reduction is due to lower interest expense resulting from reductions in debt outstanding. Since March 31, 2011, debt has been reduced by an aggregate of $22.6 million primarily due to Senior Note repurchases.

Income tax benefit for the three months ended March 31, 2012 totaled $21.8 million compared to a benefit of $0.4 million for the three months ended March 31, 2011. Our effective tax rate for the current period was a negative 378.7% compared to negative 13.0% in the prior year period. The current quarter effective tax rate includes the benefit from the reversal of valuation allowances, the recognition of certain previously unrecognized tax benefits, partly offset by the tax expense on the current quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on deferred tax assets in the retail segment.

The prior period effective tax rate includes tax expense on the current quarter's net income more than offset by a tax benefit from the reduction in valuation allowance due to a decrease in deferred tax assets which were subject to a full valuation allowance. The prior year rate was also impacted by a net tax benefit from the expiration of certain federal statutes of limitation largely offset by additional state tax contingency reserves for various states where the Company is currently under audit.

Net income for the three months ended March 31, 2012, was $27.5 million compared to $3.5 million in the prior year comparable period. This resulted in net income per diluted share of $0.94 for the quarter ended March 31, 2012 and $0.12 per diluted share for the quarter ended March 31, 2011.

Nine Months Ended March 31, 2012 Compared to the Nine Months Ended March 31, 2011

Consolidated revenue for the nine months ended March 31, 2012 increased 8.6% to $544.1 million, from $501.0 million for the nine months ended March 31, 2011, with increases in both the wholesale and retail segments. Written orders increased over the prior year for both segments. We attribute this growth to (i) continued success of our new and innovative marketing initiatives including promotional pricing and our interactive web site ethanallen.com, (ii) the positive effects of our national television and direct mail media campaigns, (iii) an increase in the number of our highly skilled interior designers and other retail associates, (iv) significant new product introductions, which by year-end we anticipate being approximately 60% of our total product projections, and (v) our continued repositioning of the retail network.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Wholesale revenue for the first nine months of fiscal 2012 increased 10.1% to $344.1 million from $312.5 million in the prior year comparable period. The increase was primarily attributable to an increase in the incoming order rate due to promotional activities and significant new product offerings, our ability to increase production through operating efficiencies, and staffing increases. There was an increase in the number of total design centers globally to 301 from 281 last year, largely from growth in China. The independently operated retail network grew by sixteen design centers to 152 at March 31, 2012 and there were four more Ethan Allen-operated design centers. There was the same number of shipping days in the current period compared to the comparable period last year.

Retail revenue from Ethan Allen-operated design centers for the nine months ended March 31, 2012 increased 12.6% to $415.7 million from $369.1 million for the nine months ended March 31, 2012. We believe the increase in retail sales by Ethan Allen-operated design centers is due to our promotional marketing campaigns and the design solutions approach of our interior design professionals, continued use of both our national television and direct mail media campaigns, our digital communications to prospective clients, the positive effects of repositioning the retail network, an increase in the number of highly skilled interior designers and other retail associates, and a net increase of four Ethan Allen-operated design centers between March 31, 2011 and March 31, 2012. We ended the current period with 149 Ethan Allen-operated design centers including five acquired from independent dealers since March 31, 2011.

Comparable design centers are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design centers sales in their 13th full month of Ethan Allen-owned operations. Year-over-year, written business of Ethan Allen-operated design centers increased 11.5% while comparable design centers written business increased 8.7%. Over that same period, there was a 6.0% increase in wholesale orders. The frequency of our promotional events as well as the timing of the end of those events can impact the orders booked during a given period.

We have made considerable investment within the retail network to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of the retail design center personnel. We believe that over time, we will continue to benefit from (i) our repositioning of the retail network, (ii) new product introductions, (iii) new marketing promotions and our interior design affiliate (IDA) program, (iv) continued use of technology including our state-of-the-art website coupled with personal service from our design professionals, and (v) ongoing use of targeted advertising media.

Gross profit increased 13.7% during the period to $290.4 million (53.4% of net sales) from $255.3 million (51.0% of net sales) in the prior year comparable period. The 13.7% increase in gross profit was primarily attributable to (i) an overall increase in net sales of 8.6%, with increases in shipments in both market segments, (ii) more efficient manufacturing compared to the prior year when the ramping up of upholstery production and the transition to custom case goods were in process, and (iii) net improved product mix within the wholesale segment. The higher mix of retail net sales to consolidated net sales in the current period (76%) compared to the prior year period (74%) also contributed to the higher gross profit margin in the current period.

Operating expenses increased 8.7% in absolute terms to $255.0 million from $234.7 million in the prior year period, while increasing slightly as a percent of sales to 46.9% from 46.8% of sales in the prior year period. The dollar increase was driven primarily by higher selling and delivery costs from the 8.6% higher net sales and an increase in administrative expenses due to increased headcount, and a loss on the sale of real estate in our retail segment during the second quarter of fiscal 2012, as well as a higher mix of retail net sales to consolidated net sales.

Operating income and profit margin for the nine month period ended March 31, 2012 was $35.4 million, or 6.5% of net sales, an increase of $14.7 million or 71.5% from the prior year’s $20.6 million, or 4.1% of net sales. Wholesale operating income for the nine months ended March 31, 2012 was $49.6 million, or 14.4% of sales, compared to $35.1 million, or 11.2% of sales, in the prior year comparable period. Retail operating loss for the first nine months of fiscal 2012 was $10.6 million, or a negative 2.5% of sales, compared to a loss of $12.8 million, or a negative 3.5% of sales the prior year. Improvements in operating income across the business were driven primarily by the 8.6% growth in consolidated net sales but also arose from continued operating efficiencies achieved.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Interest and other miscellaneous income, net decreased $5.1 million from the prior year comparable period. This decrease was due to a decrease in miscellaneous non-operating fees during the current year and the recording of a $1.5 million out of period adjustment benefiting the prior period, related to non-operating income in prior years.

Interest and other related financing costs amounted to $6.8 million in the current period compared to $8.6 million in the prior year comparable period. The $1.8 million reduction resulted from reductions in debt outstanding. Since March 2011, debt has been reduced by $22.6 million, including an aggregate of $10.8 million reduced during the current fiscal year primarily through Senior Note repurchases.

Income tax benefit for the nine months ended March 31, 2012 totaled $13.5 million compared to a benefit of $4.6 million for the nine months ended March 31, 2011. Our effective tax rate for the current period was a negative 46.6% compared to negative 26.7% in the prior year period. The current period year to date effective tax rate includes the benefit from the reversal of valuation allowances, and the recognition of certain previously unrecognized tax benefits, partly offset by the tax expense on the current quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on deferred tax assets in the retail segment.

The prior period year to date effective tax rate includes tax expense on the nine month year to date pre-tax income more than offset by a tax benefit from the reduction in valuation allowance due to realization of certain deferred tax assets previously subject to a full valuation allowance. The prior year rate was also impacted by a net tax benefit from the expiration of certain federal statutes of limitation largely offset by additional state tax contingency reserves for various states where the Company is currently under audit.

Net income for the nine months ended March 31, 2012, was $42.4 million compared to $22.1 million in the prior year comparable period. This resulted in net income per diluted share of $1.46 in the current period compared to $0.76 in the prior year period.

Liquidity and Capital Resources

At March 31, 2012, we held cash and cash equivalents of $73.1 million, marketable securities of $11.3 million, and restricted cash and investments of $15.4 million. At June 30, 2011, we held cash and cash equivalents of $78.5 million, marketable securities of $12.9 million, and restricted cash and investments of $16.4 million. Our principal sources of liquidity include cash and cash equivalents, marketable securities, cash flow from operations, amounts available under our credit facility, and other borrowings.

In September 2005, we issued $200.0 million in ten-year senior unsecured notes due 2015 (the "Senior Notes"). The Senior Notes were issued by Global, bearing an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1. We used the net proceeds of $198.4 million to improve our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes. The Company reduced its outstanding debt by $38.2 million in fiscal 2011 and by an aggregate of $10.8 million during the nine month period ended March 31, 2012.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We also maintain a $50 million senior secured, asset-based revolving credit facility (the “Facility”). We have not had any revolving loans under the Facility at any time. At March 31, 2012 and June 30, 2011, there were $0.6 million and $0.7 million of standby and trade letters of credit, respectively, outstanding under the Facility. The Facility is subject to borrowing base availability and includes a right for the Company to increase the total facility to $100 million subject to certain conditions. The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt, engage in mergers and consolidations, make restricted payments (including dividends), sell certain assets, and make investments. Remaining availability under the facility totaled $49.4 million at March 31, 2012 and $49.3 million at June 30, 2011 and as a result, covenants and other restricted payment limitations did not apply. The Facility expires March 25, 2016, or June 26, 2015 if the Senior Notes have not been refinanced prior to that date.

During the quarter ended March 31, 2012, the Company entered into a six year lease to receive financing, maintenance and recordkeeping services for our truck fleet. The lease is treated as a capital lease, and the present value of the minimum future lease payments of the financed portion is $1.3 million, with $0.2 million due within the next year. The lease term expires in February 2018.

At March 31, 2012 and June 30, 2011, we were in compliance with all covenants of the Senior Notes and the Facility.  A summary of net cash provided by (used in) operating, investing, and financing activities for the nine month periods ended March 31, 2012 and 2011 is provided below (in millions):

	Nine months ended
	March 31,
	2012	2011
Operating Activities
Net income plus depreciation and amortization	$56.5	$38.2
Working capital items	(10.1)	0.5
Other operating activities	(18.6)	1.9
Total provided by (used in) operating activities	$27.8	$40.6

Investing Activities
Capital expenditures and acquisitions	$(20.3)	$(6.3)
Net purchases of marketable securities	1.4	(2.1)
Other investing activities	3.5	0.6
Total provided by (used in) investing activities	$(15.4)	$(7.8)

Financing Activities
Payments of long-term debt and capital lease obligatons	$(12.1)	$(26.1)
Purchases and retirements of company stock	(0.9)	(5.4)
Payment of cash dividends	(6.0)	(4.3)
Other financing activities	0.5	(0.1)
Total provided by (used in) financing activities	$(18.5)	$(35.9)

Operating Activities
In the first nine months of fiscal 2012, cash of $27.8 million was generated by operating activities, a decrease of $12.8 million from the prior fiscal period. The net decrease in cash generated from operating activities was largely due to a tax refund during February 2011. Net income plus depreciation and amortization during fiscal 2012 increased by $18.3 million compared to fiscal 2011, while Other decreased by $20.5 million during the same period. These amounts offset, and are mostly due to the non-cash impact of the reversal of tax valuation and other reserves. Working capital items (defined below) decreased $10.1 million in the current fiscal year as a result of normal fluctuations due to timing. Working capital in the prior fiscal year was favorably impacted by the receipt of a tax refund. Working capital items consists of accounts receivable, inventories, prepaid and other current assets, customer deposits, payables, and accrued expenses and other current liabilities.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Investing Activities
In the first nine months of fiscal 2012, $15.4 million of cash was used in investing activities, which is $7.6 million more than used during the first nine months of fiscal 2011. More cash was used in fiscal 2012 largely from an increase in capital expenditures in the current period for retail real estate and expansion of our manufacturing capabilities in Honduras and Mexico, partly offset a reduction in the net purchase of marketable securities. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities
In the first nine months of fiscal 2012, $18.5 million was used in financing activities, which is a $17.3 million decrease over cash used in the first nine months of fiscal 2011. This decrease was primarily caused by a reduction in both our Senior Note buybacks and our common stock repurchases in the current fiscal year. The Company increased its quarterly cash dividend rate in July 2011 to $0.07 from $0.05 per share. The Company has continuously paid dividends every quarter since 1996 and we expect to continue to do so as economic conditions and liquidity permit.

As of March 31, 2012, our outstanding debt totaled $154.3 million, the current and long-term portions of which amounted to $0.2 and $154.1 million, respectively. This consists of $153.0 million in long-term Senior Notes which mature in September 2015 (fiscal 2016), and $1.3 million in capital leases which mature in February 2018. The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are less than $0.1 million in fiscal 2012, and $0.2 million in each of fiscal 2013 through 2015. The balance of our long term debt ($153.6 million) matures in fiscal years 2016 and thereafter. At June 30, 2011 our outstanding debt totaled $165.0 million, the current and long-term portions of which amounted to less than $0.1 million and $165.0 million respectively.

There has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended June 30, 2011 as filed with the SEC on August 18, 2011.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of March 31, 2012, we had working capital of $124.5 million compared to $113.9 million at June 30, 2011, an increase of $10.6 million, or 9.3%. The Company had a current ratio of 1.86 to 1 at March 31, 2012 and 1.74 to 1 at June 30, 2011.

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

During the nine months ended March 31, 2012 and 2011, we repurchased and/or retired the following shares of our common stock:

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

	Nine months ended
	March 31,
	2012	2011
Common shares repurchased	52,293	204,286
Cost to repurchase common shares	$846,587	$2,787,777
Average price per share	$16.19	$13.65

At March 31, 2012, we had a remaining Board authorization to repurchase 1,128,490 shares as compared to 1,180,783 shares at March 31, 2011.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such program in place at March 31, 2012 and June 30, 2011 was for our consumer credit program.

Ethan Allen Consumer Credit Program
The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”). Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. Our obligation remains in effect for the term of the Program Agreement that expires in July 2014. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of this agreement also contain a right for the credit card issuer to demand from the Company collateral of up to $12 million if the Company does not meet certain covenants. As of March 31, 2012 and June 30, 2011, the Company maintained a restricted cash and investment collateral account of $6 million to satisfy the current collateral requirement.

Product Warranties
Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasions, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of March 31, 2012 and June 30, 2011, our product warranty liability totaled $0.9 and $0.8 million, respectively.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Business Outlook

We have continued to have year-over-year increases in sales, stronger incoming retail orders, and several consecutive profitable quarters as the Company has performed relatively well in an overall challenging business climate. Macroeconomic uncertainties remain. The instability of European sovereign debt could have negative effects on domestic financial institutions and the broader global economy. Certain economic indicators we believe are important to our target clients have not improved meaningfully, such as housing values and housing turnover. However, other factors such as performance of equity markets, consumer confidence, unemployment, and availability of consumer credit have shown improvement. Overall, business conditions are well below the favorable environment experienced prior to the Great Recession. However, we remain cautiously optimistic about our long-term outlook and continue to pursue our growth strategies by reinvesting meaningfully in all aspects of our vertically integrated business.

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

As macro-economic factors change, it is possible that our costs associated with production (including raw materials and labor), distribution (including freight and fuel charges), and retail operations (including compensation and benefits, delivery and warehousing, occupancy, and advertising expenses) may increase. We may also experience production difficulties as we continue to increase capacity of our manufacturing plants to match demand, and to improve efficiency in our custom case goods production. We cannot reasonably predict when, or to what extent, such events may occur or what effect, if any, such events may have on our consolidated financial condition or results of operations. The Company actively monitors these factors and attempts to take actions wherever possible to offset or otherwise mitigate their impact. We caution that such efforts may vary in their effectiveness.

Our retail strategy involves (i) a continued focus on providing a wide array of product solutions and superior interior design solutions, (ii) leveraging the use of technology and personal service within our retail network, (iii) the opening or relocation of design centers in prominent markets while espousing efficient operations with reduced footprints, and (iv) further expansion internationally. We believe this strategy provides an opportunity to grow our business. During the current fiscal year, we have undertaken a major initiative aimed at introducing 60% new product projections by our fiscal year end. While causing some incremental impacts as we liquidate display products and incur some incremental costs, we believe the new products have been well received by our clients and position us well for growth in the future.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011 as filed with the SEC on August 18, 2011.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Vice President-Finance ("VPF"), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and VPF, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
There were no purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2012  The maximum number of shares that may yet be purchased under the plans or program is 1,128,490.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

DATE: May 3, 2012	BY:/s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 3, 2012	BY:/s/ David R. Callen
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