Form 10-K
period 2012-06-30
ETHAN ALLEN INTERIORS INC
filed 2012-08-16
CIK 896156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). [   ] Yes [X] No

The aggregate market value of the Registrant’s common stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on December 31, 2011, (the last day of the Registrant’s most recently completed second fiscal quarter) was approximately $684,035,515. As of July 31, 2012, there were 28,835,319 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Certain information contained in the Registrant’s definitive Proxy Statement for the 2012 Annual Meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, is incorporated by reference into Part III hereof.

PART I

Item 1. Business

Background

Incorporated in Delaware in 1989, Ethan Allen Interiors Inc., through its wholly-owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, "We," "Us," "Our," "Ethan Allen" or the "Company"), is a leading manufacturer and retailer of quality home furnishings and accessories, offering a full complement of home decorating and design solutions through one of the country’s largest home furnishing retail networks. We refer to our Ethan Allen retail outlets as "design centers" instead of "stores" to better reflect these expanded capabilities. We have made, and continue to make, considerable investment in our business in order to expand and improve our interior design capabilities and to leverage our Company operated manufacturing and logistics operations. The Company was founded in 1932 and has sold products under the Ethan Allen brand name since 1937.

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

Operating Segments

Our products are sold through a dedicated global network of approximately 300 retail design centers. As of June 30, 2012, the Company operated 147 design centers (our retail segment) and our independent retailers operated 151 design centers (as compared to 147 and 139, respectively, at the end of the prior fiscal year). Our wholesale segment net sales include sales to our retail segment and sales to our independent retailers. Our retail segment net sales accounted for 77% of our consolidated net sales in fiscal 2012. Our wholesale segment net sales to independent retailers accounted for 23%, including approximately 11% of our net sales in fiscal 2012 to the ten largest independent retailers, who operate 93 design centers. Our independent retailer in China operated 70 of these locations at the end of fiscal 2012.

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

While the manner in which our home furnishings and accessories are marketed and sold is consistent between our wholesale and retail segments, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different. Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other). Sales of case good items include, but are not limited to, beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture, and wooden accents. Sales of upholstery home furnishing items include sleepers, recliners, chairs, sofas, loveseats, cut fabrics and leather. Skilled craftsmen cut, sew and upholster custom-designed upholstery items which are available in a variety of frame and fabric options. Home accessory and other items include window treatments, wall decor, lighting, clocks, bedding and bedspreads, decorative accessories, area rugs, and home and garden furnishings. The allocation of retail sales by product line follows that of the wholesale segment (see table of wholesale net sales allocated by product line in the Wholesale Segment Overview below).

We evaluate performance of the respective segments based upon revenues and operating income. Inter-segment eliminations result, primarily, from the wholesale sale of inventory to the retail segment, including the related profit margin.

Wholesale Segment Overview:
Wholesale net sales for each of the last three fiscal years are summarized below (in millions):

	Fiscal Year Ended June 30,
	2012	2011	2010
Wholesale net sales	$456.9	$422.9	$362.5

Wholesale net sales for each of the last three fiscal years, allocated by product line, were as follows:

	Fiscal Year Ended June 30,
	2012	2011	2010
Case Goods	38%	39%	40%
Upholstered Products	44%	46%	46%
Home Accessories and Other	18%	15%	14%
	100%	100%	100%

The wholesale segment, principally involved in the development of the Ethan Allen brand, encompasses all aspects of design, manufacture, sourcing, sale, and distribution of our broad range of home furnishings and accessories. Wholesale revenue is generated upon the wholesale sale and shipment of our products to our network of independently operated design centers and Company operated design centers (see Company operated retail comments below) through its national distribution center and one other smaller fulfillment center.

During the past year, independent retailers opened 20 new design centers, (two of which were relocations), closed three, and sold three to the Company. We continue to promote the growth and expansion of our independent retailers through ongoing support in the areas of market analysis, site selection, and business development. As in the past, our independent retailers are required to enter into license agreements with us, which (i) authorize the use of certain Ethan Allen trademarks and (ii) require adherence to certain standards of operation, including a requirement to fulfill related warranty service agreements. We are not subject to any territorial or exclusive retailer agreements in North America. The wholesale segment also develops and implements related marketing and brand awareness programs.

Wholesale profitability includes (i) the wholesale gross margin, which represents the difference between the wholesale net sales price and the cost associated with manufacturing and/or sourcing the related product, and (ii) other operating costs associated with wholesale segment activities.

Approximately 70% of the products sold by the Company are manufactured in its domestic plants. During fiscal 2012, the Company’s domestic manufacturing footprint remained stable while we added capacity in two Company operated plants. We increased the manufacturing capacity of our upholstery manufacturing when 109,000 square feet of production space was added in Mexico, and of our case goods manufacturing with the purchase of a 162,000 square foot facility in Honduras. We operate four case good plants (two in Vermont including one sawmill, one in North Carolina, and one in Honduras), three upholstery plants (two on our Maiden, North Carolina campus, and one in Mexico) and one home accessory plant in New Jersey. We also source selected case goods, upholstery, and home accessory items from third-party suppliers domestically and abroad.

As of June 30, 2012, our wholesale backlog was $49.5 million (as compared to $62.8 million as of June 30, 2011) which is anticipated to be serviced in the first quarter of fiscal 2013. Our fiscal 2012 year ended on a weekend, which affected the timing of orders placed on our wholesale business impacting the year end backlog. This backlog fluctuates based on the timing of net orders booked, manufacturing schedules and efficiency, the timing of sourced product receipts, and the timing and volume of wholesale shipments. Because orders may be rescheduled and/or canceled and the sourcing timing may change, the measure of backlog at a point in time may not necessarily be indicative of future sales performance.

For the twelve months ended June 30, 2012, net orders booked at the wholesale level, which includes orders generated by independently operated and Company operated design centers, totaled $442.3 million as compared to $427.9 million for the twelve months ended June 30, 2011. In any given period, net orders booked may be impacted by the timing of floor sample orders received in connection with new product introductions. New product offerings may be made available to the retail network at any time during the year, including in connection with our periodic retailer conferences.

Retail Segment Overview:
Retail net sales for each of the last three fiscal years are summarized below (in millions):

	Fiscal Year Ended June 30,
	2012	2011	2010
Retail net sales	$559.4	$505.9	$438.5

The retail segment sells home furnishings and accessories to consumers through a network of Company operated design centers. During fiscal 2012, we opened four design centers (two of which were relocations), acquired three from independent retailers, and closed five design centers. The Company also offers access to its products to qualified independent interior designers. The interior design affiliate (“IDA”) program, initiated in fiscal 2010, provides the opportunity for Ethan Allen designers to work with independent interior design affiliates that apply and meet Ethan Allen standards. This program allows the Company to reach additional clients serving both Company operated and independent retail operations not otherwise affiliated with Ethan Allen and compensates them for the incremental business. Retail revenue is generated upon the retail sale and delivery of our products to our retail customers through our network of service centers. Retail profitability reflects (i) the retail gross margin, which represents the difference between the retail net sales price and the cost of goods purchased from the wholesale segment, and (ii) other operating costs associated with retail segment activities.

We pursue further expansion of the Company operated retail business by adding interior design professionals and expanding the IDA program, opening new design centers, relocating existing design centers and, when appropriate, acquiring design centers from independent retailers. The geographic distribution of retail design center locations is included under Item 2 of Part I of this Annual Report.

Products

Our strategy has been to position Ethan Allen as a preferred brand with superior style, quality and value while, at the same time, providing consumers with a comprehensive, one-stop shopping solution for their home furnishing and design needs. In carrying out our strategy, we continue to expand our reach to a broader consumer base through a diverse selection of attractively priced products, designed to complement one another, reflecting the popular trend toward eclectic home decorating. During the last three quarters of fiscal 2012, the Company introduced significantly more new products than normal, refreshing a broad range of its products. Regular product introductions, a broad range of styles and selections within our custom upholstery and case good lines, new finishes for, and redesigns of, previous product introductions, and expanded product offerings to accommodate today’s home decorating trends, continue to redefine Ethan Allen, positioning us as a leader in style. In an effort to more effectively position ourselves as a provider of interior design solutions, we offer a merchandising strategy which involves the grouping of our product offerings into five distinct product “lifestyles”, each reflecting the diversity and eclecticism that we believe represents the best in American design. In accordance with this merchandising strategy, new products are designed and developed to reflect unique elements applicable to one or more of our Elegance; Modern; Romance; Explorer; or Vintage lifestyles.

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

Product Sourcing Activities

We are one of the largest manufacturers of home furnishings in the United States, manufacturing and/or assembling approximately 70% of our products in our domestic manufacturing facilities. Our domestic facilities are located in the Northeast and Southeast regions of the United States where they are close to sources of raw materials and skilled craftsmen. Our upholstery manufacturing group also includes a plant in Mexico, and our case goods manufacturing includes a new plant in Honduras. The balance of our production is outsourced according to our own internally developed design specifications, through third-party suppliers, most of which are located outside the United States. These suppliers, primarily in Asia, have been carefully selected and generally have supplied us for many years. We believe that strategic investment in our manufacturing facilities, combined with an appropriate level of outsourcing through both foreign and domestic suppliers, will accommodate future sales growth and allow us to maintain an appropriate degree of control over cost, quality and service to our customers.

We also take pride in our “green” initiatives that include, in select product offerings, the use of responsibly harvested Appalachian woods, water based finishes, organic cotton textiles and recycled materials. This year we began implementing the Enhancing Furniture’s Environmental Culture (EFEC) program sponsored by the American Home Furnishing Alliance in all of our manufacturing facilities. This program requires participating companies to analyze and better understand the environmental impact of processes, raw materials and finished products on a facility-by-facility basis. The Company was honored to receive several environmental stewardship awards this year, including one from the U.S. Environmental Protection Agency.

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

Distribution and Logistics

We distribute our products through one primary distribution center, owned by the Company, strategically located in Virginia. This national distribution center is supported by a smaller Company owned order fulfillment center located in Oklahoma. Our primary distribution center provides efficient cross-dock operations to receive and ship product from our manufacturing facilities and third-party suppliers to our network of retail design centers and retail service centers. While we manufacture to custom order the majority of our products, we also stock selected case goods, upholstery and accessories to provide for quick delivery of in-stock items and to allow for more efficient production runs. In fiscal 2012 we introduced Ethan Allen Express, a program that markets a selection of attractively priced products that will be held in stock for faster delivery. Within our existing manufacturing sites, we have two large “supermarkets of parts” for the components used in our custom case goods manufacturing.

Wholesale shipments utilize our own fleet of trucks and trailers or are subcontracted with independent carriers. Approximately 89% of our fleet (trucks and trailers) is leased, with the remainder under operating and capital lease agreements with remaining terms ranging from one to six years.

Our policy is to sell our products at the same delivered cost to all Company and independently operated design centers nationwide, regardless of their shipping point. This policy creates pricing credibility with our wholesale customers while providing our retail network the opportunity to achieve more consistent margins by removing fluctuations attributable to the cost of shipping. Further, this policy eliminates the need for our independent retailers to carry significant amounts of inventory in their own warehouses. As a result, we obtain more accurate consumer product demand information.

Retail service centers are operated by the Company, independent retailers, and subcontractors, who prepare products for delivery into clients’ homes. There were 14 Company operated service centers at the end of fiscal 2012, down from 16 one year earlier.

Marketing Programs

Our marketing and advertising strategies are developed to drive traffic into our network of design centers and to EthanAllen.com. We believe these strategies give Ethan Allen a strong competitive advantage in the home furnishings industry. We create and coordinate print, digital and television campaigns nationally, as well as assist in international and local marketing and promotional efforts. The Company’s network of approximately 300 retail design centers and approximately 3,400 independent members of the Interior Design Affiliate program benefit from these marketing efforts, and we believe these efforts position us to consistently fulfill our brand promise.

Our team of advertising specialists sends consistent, clear messages that Ethan Allen is a leader in style and service, with everything for the well designed home. We use several forms of media to accomplish this, including television (national and local), direct mail, newspapers, regional shelter magazines, social media, email, online sponsorships and ads. These messages are also conveyed on our website at EthanAllen.com. A strong national email marketing campaign delivers emails and design and product brochures to a growing database of clients.

Our national television and print advertising campaigns are designed to leverage our strong brand equity, finding creative and compelling ways to remind consumers of our tremendous range of products, services, special programs, and custom options. We believe that we consistently deliver the most cohesive national advertising campaign in the home furnishings industry. Coordinated local television, print, social media and online ads serve to support our national programs.

The Ethan Allen direct mail magazine, which brands our five Signature Lifestyles, promotes our newly launched Ethan Allen Express program, and communicates the breadth of our products and services, is one of our most important marketing tools. We publish these magazines and sell them to Company and independently operated design centers who use demographic information collected through independent market research to target potential clients. Given the importance of this advertising medium, direct mail marketing lists are continually refined to target those consumers who are most likely to purchase, and improve the return on direct mail expenditures. Approximately 16 million copies of our direct mail magazine were distributed to consumers during fiscal 2012.

Our television advertising and direct mail efforts are supported by strong print campaigns. We also update our Style Book/Product Guide approximately every six months. The Style Book is a celebration of Ethan Allen’s rich history, while the Product Guide is a catalog of our case goods and upholstery products. Throughout the Style Book, we tell the stories of some inspiring associates, provide inspirational photos, and detail the attributes that have become Ethan Allen hallmarks over the years; fine craftsmanship, exceptional quality, and remarkable functionality. These publications are comprehensive and effective resources for our clients.

EthanAllen.com provides our clients and our associates with the tools they need to shop and design. The website features a series of helpful tabs with videos, feature stories, design and style solutions, and fresh, new looks. Those looking to shop our site can do so by lifestyle, by product, or by room in an easy-to-navigate format. The site's “My Projects” tool lets visitors create idea boards and room plans, and even gives them the option of consulting with a design professional from their local Ethan Allen design center. Visitors to EthanAllen.com will also find all our latest news and promotional information. Nearly all of Ethan Allen’s products are available for purchase online.

To enhance the client experience at Ethan Allen retail locations, our Design Centers now have interactive touchscreens. Users can take our Style Quiz, browse our full product catalog, check out hundreds of fully designed rooms, print product descriptions, learn about promotions, and much more.

Our facebook page (facebook.com/EthanAllenDesign) and Pinterest boards (pinterest.com/EthanAllen) are updated regularly and offer fans and followers inspirational images, trend information, and design ideas, as well as tips for how to bring distinctive Ethan Allen style to their homes.

We also have a robust and informative extranet available to our retailers and design professionals. It is the primary source of communication in and among members of our retail network. It provides information about every aspect of the retail business at Ethan Allen , including advertising materials, prototype floor plan displays, and extensive product details.

In an effort to expand its demographic reach, the Company launched Ethan Allen Express in June 2012. This program provides faster delvery of select products held in stock that are marketed with a message of being attractively priced and available both as individual pieces and attainable as complete rooms professionally arranged with the help of our qualified design teams.

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

We have strengthened the retail network with many initiatives, including the opening of new and relocated design centers in desirable locations, introduction of Lifestyle presentations and floor plans, strengthening of the professionalism of our designers through training and certification, and the consolidation of certain design centers and service centers. This continuous improvement resulted in fiscal 2012 with four new Company operated design centers (two of which were relocations), and 20 new independently operated design centers (two of which were relocations). Five Company operated and three independently operated design centers in underperforming markets were closed or consolidated into existing design centers.

People

At June 30, 2012, the Company had approximately 5,000 employees (“associates”), approximately one percent of whom are represented by unions whose collective bargaining agreements expire within the next two years. We expect no significant changes in our relations with the unions and believe we maintain good relationships with our employees.

The retail network, which includes both Company and independently operated design centers, is staffed with a sales force of design consultants and service professionals who provide customers with effective home decorating solutions at no additional charge. Our interior design associates receive specialty training with respect to the distinctive design and quality features inherent in each of our products and programs. This enables them to more effectively communicate the elements of style and value that serve to differentiate us from our competition. As such, we believe our design consultants, and the complimentary service they provide, create a distinct competitive advantage over other home furnishing retailers. We continue to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of retail design center associates.

The Company’s interior design affiliate program was launched in fiscal 2010. We currently have approximately 3,400 qualified professional interior design affiliates who add strength and breadth to our interior design reach. We believe that this program augments the Company and independent retailer design staffs to reach more clients and improve market penetration. This structure, along with the emphasis in our messaging to clients that “we can help as little or as much as you like”R, continues to improve the customer service experience.

We recognize the importance of our retail design center network to our long-term success. Accordingly, we believe we (i) have established a strong management team within Company operated design centers and (ii) continue to work closely with our independent retailers in order to assist them. With this in mind, we make our services available to every design center, whether independently operated or Company operated, in support of their marketing efforts, including coordinated advertising, merchandising and display programs, and extensive training seminars and educational materials. We believe that the development of design consultants, service and delivery personnel, and retailers is important for the growth of our business. As a result, we have committed to make available comprehensive retail training programs intended to increase the customer service capabilities of each individual.

Customer Service Offerings

We offer numerous customer service programs, each of which has been developed and introduced to consumers in an effort to make their shopping experience easier and more enjoyable.

Gift Card
This program allows customers to purchase gift cards through our website or at any participating retail design center, which can be redeemed for any of our products or services.

On-Line Room Planning
On our website, we offer an interactive on-line room planning resource which serves to further assist consumers with their home decorating needs. Through the use of this web-based tool, customers can determine which of our product offerings best fit their particular needs based on their own individual home floor plan.

Ethan Allen Consumer Credit Programs
The Ethan Allen Finance Plus program offers consumers (clients) a menu of custom financing options through the use of just one account. Clients can choose between (i) “Fixed Payment” which offers fixed monthly payments the customer chooses (12, 24, or 36 months) at an interest rate of 9.99% per annum, (ii) "Deferred Interest" which offers clients a way to borrow interest free for six months with small minimum monthly payments. If the purchase is not paid by the due date, interest is charged from the date of purchase at a fixed interest rate of 29.99% per annum, and (iii) “No Interest” promotions for 36 or 48 months when offered in which the purchase price is divided over the promotional period without interest accruing. All plans provide credit lines from $1,000 to $20,000, or greater, if the customer qualifies. Financing offered is administered by a third-party financial institution and is granted to our customers on a non-recourse basis to the Company. Clients may apply for an Ethan Allen Finance Plus card at any participating design center or on-line at EthanAllen.com.

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

The internet also provides a highly competitive medium for the sale of a significant amount of home furnishings each year. Much of that product is sold through commodity oriented, low priced and low service retailers. At Ethan Allen, the ultimate goal of our internet strategy is to drive traffic into our network of design centers by coupling technology with excellent personal service. At EthanAllen.com, customers have the opportunity to buy our products online but we take the process further. With so much of our product offering being custom, we encourage our website customers to get online help from our network of interior design professionals. This complimentary interior design support creates a competitive advantage through our excellent personal service. This enhances the experience and regularly leads to internet customers becoming clients of our network of interior design centers.

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

We believe the home furnishings industry competes primarily on the basis of product styling and quality, personal service, prompt delivery, product availability and price. We further believe that we effectively compete on the basis of each of these factors and that, more specifically, our retail format, our award winning website, and complimentary design service create a distinct competitive advantage, further supporting our mission of providing consumers with a complete home decorating and design solution. We also believe that we differentiate ourselves further with the quality of our design service through our internal training programs along with our interior design affiliate program. Our objective is to continue to develop and strengthen our retail network by (i) expanding the Company operated retail business through the relocation of existing design centers, opening of new design centers, and, when appropriate, acquiring design centers from, or selling design centers to, independent retailers, and (ii) obtaining and retaining independent retailers, encouraging such retailers to expand their business through the opening or relocation of new design centers with the objective of increasing the volume of their sales and (iii) further expanding our sales network through our interior designer affiliate program.

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

Historically, we have relied upon our cash from operations to fund our operations and growth. As we operate and expand our business, we may rely on external funding sources, including the proceeds from the issuance of debt or the $50 million revolving bank line of credit under our existing credit facility. Any unexpected reduction in cash flow from operations could increase our external funding requirements to levels above those currently available. The credit rating agencies Moody’s Corporation and Standard and Poor’s most recent rating of our corporate and senior unsecured credit is Ba2 and B+ respectively. If our credit ratings were lowered further, the Company’s access to debt could be negatively impacted. There can be no assurance that we will not experience unexpected cash flow shortfalls in the future or that any increase in external funding required by such shortfalls will be available on acceptable terms or at all.

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

We import a portion of our merchandise from foreign countries and operate two manufacturing plants in Mexico and Honduras, respectively. As a result, our ability to obtain adequate supplies or to control our costs may be adversely affected by events affecting international commerce and businesses located outside the United States, including natural disasters, changes in international trade, central bank actions, changes in the relationship of the U.S. dollar versus other currencies, and other governmental policies of the U.S. and the countries from which we import our merchandise or in which we operate facilities. The inability to import products from certain foreign countries or the imposition of significant tariffs could have a material adverse effect on our results of operations.

Competition from overseas manufacturers and domestic retailers may adversely affect our business, operating results or financial condition.

Our wholesale business segment is involved in the development of our brand, which encompasses the design, manufacture, sourcing, sales and distribution of our home furnishings products, and competes with other U.S. and foreign manufacturers. Our retail network sells home furnishings to consumers through a network of Company operated design centers, and competes against a diverse group of retailers ranging from specialty stores to traditional furniture and department stores, any of which may operate locally, regionally and nationally, as well as over the internet. We also compete with these and other retailers for appropriate retail locations as well as for qualified design consultants and management personnel. Such competition could adversely affect our future financial performance.

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

We have reduced the number of manufacturing sites in our case good and upholstery operations, consolidated our distribution network into fewer centers for both wholesale and retail segments, and operate a single accessories plant. Our upholstery operations consist of two upholstery plants on our Maiden, North Carolina campus and one plant in Mexico. The Company operates three manufacturing plants (North Carolina, Vermont, and Honduras) and one sawmill in support of our case goods operations. Our plants require various raw materials and commodities such as logs and lumber for our case good plants and foam, springs and engineered hardwood board for our upholstery plants. As a result of the consolidation of our manufacturing operations into fewer facilities, if any of our manufacturing or logistics sites experience significant business interruption, our ability to manufacture products or deliver timely would likely be impacted. While we have long-standing relationships with multiple outside suppliers of our raw materials and commodities, there can be no assurance of their ability to fulfill our supply needs on a timely basis. The consolidation to fewer locations has resulted in longer distances for delivery and could result in higher costs to transport products if fuel costs increase significantly.

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

The Company relies heavily on information and technology to operate its business, and any disruption to its technology infrastructure or the internet could harm the Company's operations.

We operate many aspects of our business including financial reporting, and customer relationship management through server and web-based technologies, and store various types of data on such servers or with third-parties who may in turn store it on servers or in the “cloud”. Any disruption to the internet or to the Company's or its service providers' global technology infrastructure, including malware, insecure coding, “Acts of God,” attempts to penetrate networks, data leakage and human error, could have adverse affects on the Company's operations. While we have invested and continue to invest in information technology risk management and disaster recovery plans, these measures cannot fully insulate the Company from technology disruptions or data loss and the resulting adverse effect on the Company's operations and financial results.

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

We operate eight manufacturing facilities located in the U.S., Mexico and Honduras. All of these facilities are owned by the Company and include four case good plants (including one sawmill) totaling 1,711,000 square feet, three upholstery furniture plants totaling 820,000 square feet, and one home accessory plant of 295,000 square feet. Our wholesale division also owns and operates one national distribution center supported by one owned small parcel and fulfillment center which are a combined 843,000 square feet. Two of our case goods manufacturing facilities are located in Vermont, and one is in North Carolina and one is in Choloma, Honduras. We have two upholstery manufacturing facilities at our Maiden, North Carolina campus, and one in Guanajuato, Mexico. Our distribution facility is located in Virginia.

We own five and lease nine retail service centers, totaling 1,032,000 square feet. Our retail service centers are located throughout the United States and Canada and serve to support our various retail sales districts.

The geographic distribution of our retail design center network as of June 30, 2012 is as follows:
	Retail Design Center Category
	Company Operated	Independently Operated
United States	142	64
Canada	5	3
Asia	-	81
Middle East	-	3
Total	147	151

Of the 147 Company operated retail design centers, 70 of the properties are owned and 77 of the properties are leased from independent third parties. Of the 70 owned design centers, 18 are subject to land leases. We own ten additional retail properties, one of which is leased to an independent Ethan Allen retailer, and five of which are leased to unaffiliated third parties. See Note 8 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

We believe that all of our properties are well maintained and in good condition. We estimate that our manufacturing plants are currently operating at approximately 75% of capacity. We believe we have additional capacity at selected facilities, which we could utilize with minimal additional capital expenditures.

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

Environmental Matters

We and our subsidiaries are subject to various environmental laws and regulations. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials. In August 2010, the Company resolved its obligations in the Carroll, NY case in which it had been named as a potentially responsible party. As of June 30, 2012, we believe that the company is adequately reserved. We believe our currently anticipated capital expenditures for environmental control facility matters are not material.

We are subject to other federal, state and local environmental protection laws and regulations and are involved, from time to time, in investigations and proceedings regarding environmental matters. Such investigations and proceedings typically concern air emissions, water discharges, and/or management of solid and hazardous wastes. We believe that our facilities are in material compliance with all applicable environmental laws and regulations.

Federal and state regulations provided the initiative for us to reformulate certain furniture finishes or institute process changes to reduce emissions of volatile organic compounds. Compliance with many of these requirements has been facilitated through the introduction of high solids coating technology and alternative formulations. In addition, we have instituted a variety of technical and procedural controls, including reformulation of finishing materials to reduce toxicity, implementation of high velocity low pressure spray systems, development of storm water protection plans and controls, and further development of related inspection/audit teams, all of which have served to reduce emissions per unit of production. We remain committed to implementing new waste minimization programs and/or enhancing existing programs with the objective of (i) reducing the total volume of waste, (ii) limiting the liability associated with waste disposal, and (iii) continuously improving environmental and job safety programs on the factory floor which serve to minimize emissions and safety risks for employees. We will continue to evaluate the most appropriate, cost effective, control technologies for finishing operations and design production methods to reduce the use of hazardous materials in the manufacturing process.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under ticker symbol "ETH". The following table sets forth, for each quarterly period during the past two fiscal years, (i) the intraday high and low and sales prices of our common stock as reported on the New York Stock Exchange and (ii) the dividends per share paid by us:

	Market Price		Dividends
	High	Low	Per Share
Fiscal 2012
First Quarter	$22.32	$13.17	$0.07
Second Quarter	24.40	12.30	0.07
Third Quarter	28.37	22.50	0.07
Fourth Quarter	25.60	18.00	0.09

Fiscal 2011
First Quarter	$17.77	$12.35	$0.05
Second Quarter	21.42	14.56	0.05
Third Quarter	25.05	19.01	0.05
Fourth Quarter	25.37	18.50	0.07

As of August 10, 2012, there were 308 shareholders of record of our common stock. Management estimates there are approximately 9,000 beneficial shareholders of the Company’s common stock. We expect to continue to declare quarterly dividends for the foreseeable future, business conditions permitting.

Equity Compensation Plan Information

For information regarding Equity Compensation Plan Information, see Part III, Item 12 of this Annual Report.

Issuer Purchases of Equity Securities

Certain information regarding purchases of our common stock made by us during the three months ended June 30, 2012 is as follows:

	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period
April 2012	-	$-	-	1,128,490
May 2012	-	-	-	1,128,490
June 2012	27,000	$18.63	27,000	1,101,490
Total	27,000	$18.63	27,000

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

Stockholder Rights Plan

The Company’s Stockholder Rights Plan was allowed to expire on May 31, 2012.

Comparative Company Performance

The following line graph compares cumulative total stockholder return for the Company with a performance indicator of the overall stock market, the Standard & Poor’s 500 Index, and an industry index, the Peer Issuer Group Index, assuming $100 was invested on June 30, 2007. The peer group includes Bassett Furniture Industries, Inc., Chromcraft Revington, Inc., Flexsteel Industries, Inc., Furniture Brands International, Inc., Haverty Furniture Companies, Inc., La-Z-boy Inc., Leggett & Platt, Inc., and Pier 1 Imports Inc. The returns of each company have been weighted according to each company’s market capitalization.

Item 6. Selected Financial Data

The following table presents selected financial data for the fiscal years ended June 30, 2012, 2011, 2010, 2009 and 2008 which has been derived from our consolidated financial statements (dollar amounts in thousands except per share data). The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this Annual Report and our Consolidated Financial Statements (including the notes thereto) included under Item 8 of this Annual Report.

	Fiscal Year Ended June 30,
	2012	2011	2010	2009	2008
Statement of Operations Data:
Net Sales	$729,373	$678,960	$590,054	$674,277	$980,045
Cost of Sales	339,085	329,500	309,777	326,935	453,980
Selling, general and administrative expenses	340,676	316,401	289,575	353,112	423,229
Restructuring and impairment charges, net	(85)	1,126	2,437	67,001	6,836
Operating income (loss)	49,697	31,933	(11,735)	(72,771)	96,000
Interest and other expense, net	8,458	5,562	7,052	8,409	3,822
Income (loss) before income tax expense	41,239	26,371	(18,787)	(81,180)	92,178
Income tax expense (benefit)	(8,455)	(2,879)	25,529	(28,493)	34,106
Net income (loss)	$49,694	$29,250	$(44,316)	$(52,687)	$58,072

Per Share Data:
Net income (loss) per basic share	$1.72	$1.02	$(1.53)	$(1.83)	$1.98
Basic weighted average shares outstanding	28,824	28,758	28,982	28,814	29,267
Net income (loss) per diluted share	$1.71	$1.01	$(1.53)	$(1.83)	$1.97
Diluted weighted average shares outstanding	29,109	28,966	28,982	28,814	29,470
Cash dividends per share	$0.30	$0.22	$0.20	$0.65	$0.88

Other Information:
Depreciation and amortization	$18,581	$20,816	$29,398	$25,635	$24,670
Capital expenditures and acquisitions	$23,404	$12,051	$9,972	$23,903	$67,815
Working capital	$131,715	$113,912	$113,950	$139,239	$176,796
Current ratio	1.87 to 1	1.74 to 1	1.78 to 1	2.24 to 1	2.30 to 1
Effective tax rate	-20.5%	-10.9%	-135.9%	35.1%	37.0%

Balance Sheet Data (at end of period):
Total assets	$644,788	$628,325	$631,777	$646,485	$764,093
Total debt, including capital lease obligations	154,500	165,032	203,267	203,148	203,029
Shareholders' equity	$321,868	$281,687	$258,459	$305,923	$375,773
Debt as a percentage of equity	48.0%	58.6%	78.6%	66.4%	54.0%
Debt as a percentage of capital	32.4%	36.9%	44.0%	39.9%	35.1%

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

Revenue Recognition – Revenue is recognized when all of the following have occurred: persuasive evidence of a sales arrangement exists (e.g. a wholesale purchase order or retail sales invoice); the sales arrangement specifies a fixed or determinable sales price; title and risk of ownership has passed to the customer; no specific performance obligations remain; product is shipped or services are provided to the customer or a fixed schedule of delivery is agreed upon and in place; collectability is reasonably assured. As such, revenue recognition generally occurs upon the shipment of goods to independent retailers or, in the case of Ethan Allen operated retail design centers, upon delivery to the customer. Recorded sales provide for estimated returns and allowances. We permit our customers to return defective products and incorrect shipments, and terms we offer are standard for the industry.

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

Impairment of Long-Lived Assets and Goodwill – Goodwill and other indefinite-lived intangible assets are evaluated for impairment on an annual basis during the fourth quarter of each fiscal year, and between annual tests whenever events or circumstances indicate that the carrying value of the goodwill or other intangible asset may exceed its fair value. When testing goodwill for impairment, we may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment for some or all of our reporting units and determine whether the carrying value exceeds the fair value using a quantitative assessment as described below.

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

To evaluate goodwill using a quantitative assessment, the Company determines the current fair value of the Reporting Units using a combination of “Market” and “Income” approaches. In the Market approach, the “Guideline Company” method is used, which focuses on comparing the Company’s risk profile and growth prospects to reasonably similar publicly traded companies. Key assumptions used for the Guideline Company method are total invested capital (“TIC”) multiples for revenues and operating cash flows, as well as consideration of control premiums. The TIC multiples are determined based on public furniture companies within our peer group, and if appropriate, recent comparable transactions are considered. Control premiums are determined using recent comparable transactions in the open market. Under the Income approach, a discounted cash flow method is used, which includes a terminal value, and is based on external analyst financial projection estimates, as well as internal financial projection estimates prepared by management. The long-term terminal growth rate assumptions reflect our current long-term view of the market in which we compete. Discount rates use the weighted average cost of capital for companies within our peer group, adjusted for specific company risk premium factors.

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

In the fourth quarter of fiscal 2012, the Company performed a qualitative assessment of the fair value of the wholesale reporting unit and concluded that the fair value of its goodwill exceeded its carrying value. In fiscal years 2011 and 2010 the Company performed a quantitative assessment and determined the fair value of its wholesale reporting unit exceeded its carrying value by a substantial margin. The fair value of the trade name exceeded its carrying value by a substantial margin in fiscal years 2012, 2011 and 2010. To calculate fair value of these assets, management relies on estimates and assumptions which by their nature have varying degrees of uncertainty. Wherever possible, management therefore looks for third party transactions as described above to provide the best possible support for the assumptions incorporated. Management considers several factors to be significant when estimating fair value including expected financial outlook of the business, changes in the Company’s stock price, the impact of changing market conditions on financial performance and expected future cash flows, and other factors. Deterioration in any of these factors may result in a lower fair value assessment, which could lead to impairment of the long-lived assets and goodwill of the Company.

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

Basis of Presentation

As of June 30, 2012, Ethan Allen Interiors Inc. has no material assets other than its ownership of the capital stock of Ethan Allen Global, Inc. and conducts all significant transactions through Ethan Allen Global, Inc.; therefore, substantially all of the financial information presented herein is that of Ethan Allen Global, Inc.

Results of Operations

Our Company and the furniture industry remain in a slow recovery period following the ’Great Recession’ in the United States and abroad. Total unemployment remained persistently above 8% in fiscal 2012, consumer confidence remains low, and capital markets volatile. On the positive side, housing starts and housing turnover have improved this year, and 30 year mortgage rates are at an all time low. We have seen consumer spending slowly improve beginning in fiscal 2010, but economic recovery remains slow. Throughout this economic downturn and slow recovery period, we continued to take actions to significantly reduce costs and increase revenue. During fiscal 2012, having consolidated our U.S. manufacturing footprint to six facilities, where approximately 70% of our products are made, we increased our manufacturing capacity by expanding our upholstery plant in Mexico and acquired a case goods plant in Honduras. We estimate our manufacturing facilities are currently operating at approximately 75% of capacity and we believe we have sufficient scalable capacity domestically and abroad to meet higher volumes of demand. Our retail design centers are supported by 14 retail service centers operated by the Company, plus six third party service companies at June 30, 2012.

We continuously reexamine our retail footprint to optimize our structure to do more business and improve profitability. At June 30, 2012 and June 30, 2011, the Company operated 147 design centers. Independent retailers operated 151 design centers at June 30, 2012 compared with 139 at June 30, 2011. The increase in international design centers increased our international net sales to 6.6% of our consolidated net sales for the year ended June 30, 2012, with most of the growth in sales and number of design centers coming from China, where the number of design centers increased to 70 at June 30, 2012, from 53 at June 30, 2011.

Despite continued macroeconomic uncertainties and highly competitive conditions for our industry, both our wholesale and retail business segments continue to make substantial progress. We have now had ten consecutive quarters of year over year sales growth and eight consecutive quarterly profits. During fiscal 2012 we added associates in our manufacturing segment to support our expanded capacity, and in our retail segment to grow sales. During the last three quarters of fiscal 2012, the Company introduced significantly more new products than normal, incurring significant costs in refreshing our design center display inventory. We also continued to increase our spending in marketing and advertising to broaden our reach to a larger demographic audience. In taking these actions to grow the business, we continue to operate the business with cautious optimism while aggressively pursuing our business objectives.

Income Tax Valuation Allowance:

As a result of losses we sustained for fiscal 2010 and 2009, which were brought on by the severe economic factors which began in fiscal 2009, we recorded a $34.1 million valuation allowance against deferred tax assets, with a non-cash charge to earnings in the fourth quarter of fiscal 2010. At the end of the third quarter of fiscal 2012, our operations had returned to a position of cumulative pre-tax operating profits for the most recent 36 month period, we had eight consecutive quarters of pre-tax operating profits, our written business and backlog had grown significantly, and our business plan projected continued profitability. The preponderance of this positive evidence provides support that our future tax benefits more likely than not will be realized. Accordingly, at the end of the third quarter of fiscal 2012, we released all of United States federal, most of the state, and all of the Canadian valuation allowance against net deferred tax assets. We recorded a tax benefit of $21.6 million for the reversal of the valuation allowance against those assets, with a non-cash benefit to earnings in the quarter ended March 31, 2012. Previously unrealized tax benefits of $1.9 million were also realized during the quarter ended March 31, 2012.

We retained a valuation allowance against various state and local deferred tax assets in our retail segment. At June 30, 2012 this valuation allowance was approximately $2.3 million.

Restructuring Activities:

At June 30, 2012, there is a remaining liability of $1.3 million for non-cancellable lease obligations with expirations ranging from less than two to 22 years resulting from consolidation actions taken in fiscal 2008 and 2009. Changes in the estimated future costs of these obligations are included as restructuring and impairment charges in the Statement of Operations, and the Company’s restructuring reserve is classified with accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Business Results:

Our revenues are comprised of (i) wholesale sales to independently operated and Company operated retail design centers and (ii) retail sales of Company operated design centers. See Note 16 to our Consolidated Financial Statements for the year ended June 30, 2012 included under Item 8 of this Annual Report.

The components of consolidated revenues and operating income (loss) are as follows (in millions):

	Fiscal Year Ended June 30,
	2012	2011	2010
Revenue:
Wholesale segment	$456.9	$422.9	$362.5
Retail segment	559.4	505.9	438.5
Elimination of inter-segment sales	(286.9)	(249.8)	(210.9)
Consolidated revenue	$729.4	$679.0	$590.1

Operating income (loss):
Wholesale segment (1)	$64.4	$49.9	$14.2
Retail segment (2)	(11.5)	(15.4)	(28.7)
Adjustment for inter-company profit (3)	(3.2)	(2.6)	2.8
Consolidated operating income	$49.7	$31.9	$(11.7)

(1)	Operating income for the wholesale segment for the twelve months ended June 2010 includes pre-tax restructuring and impairment charges (credit) of ($0.2) million.
(2)
Operating income for the retail segment for the twelve months ended June 2012, 2011 and 2010 includes pre-tax restructuring and impairment charges (credit) of ($0.1) million, $1.1 million and $2.7 million, respectively.

(3)	Represents the change in wholesale profit contained in Ethan Allen operated design center inventory existing at the end of the period.

Fiscal 2012 Compared to Fiscal 2011

Consolidated revenue for the fiscal year ended June 30, 2012 increased by $50.4 million, or 7.4%, to $729.4 million, from $679.0 million in fiscal 2011. There was year-over-year growth in both the wholesale and retail segments, in both net sales, and written orders. We believe this growth is due to (i) continued new and innovative marketing initiatives including promotional pricing and our interactive web site EthanAllen.com, (ii) the positive effects of our national television and direct mail media campaigns, (iii) an increase in the number of our highly skilled interior designers and other retail associates, (iv) significant new product introductions during the year, and (v) our continued repositioning of the retail network.

Wholesale revenue for fiscal 2012 increased by $34.0 million, or 8.0%, to $456.9 million from $422.9 million in the prior year. The year-over-year increase was primarily attributable to a 14.9% increase in the incoming order rate for the first half of fiscal 2012, as we began to see a gradual though inconsistent improvement in consumer spending. Orders during the second half of fiscal 2012 decreased 5.6%, compared to a very strong same prior year period, but were up 6.1% over the first half of fiscal 2012. For the full year, orders increased 3.3% in fiscal 2012 compared to fiscal 2011. We believe this improvement in year-over-year sales and orders is due to our promotional activities, significant new product offerings, our ability to increase production through operating efficiencies, staffing increases, and an increase in the number of total design centers globally to 298 at June 30, 2012 from 286 at June 30, 2011. The independently operated retail network grew by twelve net design centers to 151 at June 30, 2012 including a net increase of 17 locations to 70 in China. While the count of Ethan Allen operated design centers was 147 at June 30 of 2012 and 2011, we opened two new locations, relocated two others, closed five and acquired three design centers during the current fiscal year.

Retail revenue from Ethan Allen operated design centers for the twelve months ended June 30, 2012 increased by $53.5 million, or 10.6%, to $559.4 million from $505.9 million for the twelve months ended June 30, 2011. We believe the increase in retail sales by Ethan Allen operated design centers is due to our promotional marketing campaigns and the design solutions approach of our interior design professionals, continued use of both our national television and direct mail media, our digital communications to prospective clients, the positive effects of repositioning the retail network, and an increase in the number of highly skilled interior designers, retail management, and other retail associates. We ended both the current and prior fiscal years with 147 Ethan Allen operated design centers as noted above.

Comparable design centers are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design center sales in their 13th full month of Ethan Allen-owned operations. Year-over-year, written business of Ethan Allen operated design centers increased 8.9% and comparable design centers written business increased 6.4%. The frequency of our promotional events as well as the timing of the end of those events can impact the orders booked during a given period.

Each year we make considerable investments to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of the retail design center personnel. We believe that over time, we will continue to benefit from (i) our repositioning of the retail network, (ii) new product introductions, (iii) new marketing promotions, and our interior design affiliate (IDA) program, (iv) continued use of technology coupled with personal service from our design professionals and our touch screen displays, and (v) ongoing use of targeted advertising media.

Gross profit for fiscal 2012 increased to $390.3 million from $349.5 million in fiscal 2011. The $40.8 million increase in gross profit was primarily attributable to (i) an overall increase in net sales of 7.4%, with increases in both segments, (ii) improved operating efficiencies, (iii) improved product mix within the wholesale segment, and (iv) the higher mix of retail net sales to consolidated net sales in the current year (76.7%) compared to the prior year period (74.5%). With our additional manufacturing capacity in Mexico and Honduras we operated at approximately 75% of capacity during fiscal 2012 compared to 80% in fiscal 2011. The consolidated gross margin increased to 53.5% for fiscal 2012 from 51.5% in fiscal 2011 as a result, primarily, of the factors set forth above.

Operating expenses increased $23.1 million, or 7.3%, to $340.6 million, or 46.7% of net sales, in fiscal 2012 from $317.5 million, or 46.8% of net sales, in fiscal 2011. The increase in current year expenses is primarily due to (1) the increase in sales which primarily affected commissions and delivery and warehousing costs, (ii) increased compensation and benefit costs primarily from increased investments in retail management, designers and other associates, (iii) increased costs associated with our significant new product introductions in the current fiscal year, (iv) a loss on the sale of real estate in our retail segment during the second quarter of fiscal 2012, (v) an increase in our IT costs due to investments in technology across the business in fiscal 2012, and (vi) higher advertising costs.

Operating income for the year ended June 30, 2012 totaled $49.7 million, or 6.8% of net sales, compared to $31.9 million, or 4.7% of net sales, in the prior year. Wholesale operating income for fiscal 2012 totaled $64.4 million, or 14.1% of net sales, as compared to $49.9 million, or 11.8% of net sales, in the prior year. Retail operating loss was $11.5 million, or 2.1% of sales, for fiscal 2012, compared to a loss of $15.4 million, or 3.0% of sales, for fiscal 2011, an improvement of $3.8 million. Improvements in operating income in both segments was primarily attributable to an increase in sales volume, but also arose from continuing operating efficiencies achieved.

Interest and other income, net totaled $0.6 million in fiscal 2012 as compared to $5.6 million in fiscal 2011. The $5.0 million decrease was mostly due to a decrease in miscellaneous non-operating fees during the current fiscal year and the recording in fiscal 2011 of a $1.5 million out of period adjustment benefiting the prior fiscal year, related to non-operating income in prior years.

Interest and other related financing costs decreased $2.1 million to $9.0 million from $11.1 million in the prior year. The decrease is primarily due to the decrease in the principal amount of our senior unsecured debt outstanding as a result of our repurchases of an aggregate of $12.0 million of that debt during fiscal 2012, which followed fiscal 2011 aggregate repurchases of $34.6 million.

Income tax was a benefit of $8.5 million for fiscal 2012 as compared to a benefit of $2.9 million for fiscal 2011. Our effective tax rate for fiscal 2012 was a negative 20.5% compared to a negative 10.9% in fiscal 2011. The current year effective tax rate includes the benefit from the reversal of valuation allowance, and the recognition of certain previously unrecognized tax benefits, partly offset by tax expense on the current year’s net income, recording additional uncertain tax positions and interest expense on uncertain tax positions.

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

Net income for fiscal 2012 was $49.7 million as compared to $29.3 million in fiscal 2011. Net income per diluted share totaled $1.71 in the current year compared to $1.01 per diluted share in the prior year.

Fiscal 2011 Compared to Fiscal 2010

Consolidated revenue for the fiscal year ended June 30, 2011 increased by $88.9 million, or 15.1%, to $679.0 million, from $590.1 million in fiscal 2010. There was year-over-year growth in both the wholesale and retail segments, for net sales, written orders, and backlogs. We believe this growth was due to (i) continued new and innovative marketing initiatives including promotional pricing and our interactive web site EthanAllen.com, (ii) a significant increase in advertising, where we continued to invest in national television and direct mail media, emphasizing to our target audience our interior design services and the full line of our quality product offerings, (iii) increased use of digital communications including periodic distribution of e-magazines to increase client exposures and drive traffic to our website and design centers, (iv) an increase in the number of our highly skilled interior designers and other retail associates, and (v) our continued repositioning of the retail network.

Wholesale revenue for fiscal 2011 increased by $60.5 million, or 16.7%, to $422.9 million from $362.5 million in the prior year. The year-over-year increase was primarily attributable to an increase in the incoming order rate as we began to see a gradual though inconsistent improvement in consumer spending. We believe this improvement was due to our promotional activities, our ability to increase production through operating efficiencies, staffing increases, and to a lesser extent, an increase in the number of total design centers globally to 286 at June 30, 2011, from 279 at June 30, 2010. The independently operated retail network grew by five net design centers to 139 at June 30, 2011 and there were two net additional Ethan Allen operated design centers. Wholesale orders increased 6.0% in fiscal 2011 compared to fiscal 2010.

Retail revenue from Ethan Allen operated design centers for the twelve months ended June 30, 2011 increased by $67.4 million, or 15.4%, to $505.9 million from $438.5 million for the twelve months ended June 30, 2011. We believe the increase in retail sales by Ethan Allen operated design centers was due to our promotional marketing campaigns and the design solutions approach of our interior design professionals, increases in advertising, where we continued to invest in national television and direct mail media, our digital communications to prospective clients, the positive effects of repositioning the retail network, and an increase in the number of highly skilled interior designers, retail management, and other retail associates, and by a net increase of two Ethan Allen operated design centers between June 30, 2011 and June 30, 2010. We ended the 2011 fiscal year with 147 Ethan Allen operated design centers; including six acquired from independent dealers since June 30, 2010.

Comparable design centers are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design center sales in their 13th full month of Ethan Allen-owned operations. Year-over-year, written business of Ethan Allen operated design centers increased 7.7% and comparable design centers written business increased 10.3%. The frequency of our promotional events as well as the timing of the end of those events can impact the orders booked during a given period.

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

Gross profit for fiscal 2011 increased to $349.5 million from $280.3 million in fiscal 2010. The $69.2 million increase in gross profit was primarily attributable to (i) a combined increase in both wholesale and retail sales of 15.1%, (ii) the benefit in fiscal 2011 of a full year of streamlined and more efficient manufacturing processes which were in progress during the previous fiscal year, and (iii) to a lesser extent some net pricing benefit and higher average merchandise sales per invoice. With the improvements in orders, we operated our plants at approximately 80% of capacity during fiscal 2011, up from 60% in fiscal 2010. The consolidated gross margin increased to 51.5% for fiscal 2011 from 47.5% in fiscal 2010 as a result, primarily, of the factors set forth above.

Operating expenses increased $25.5 million, or 8.7%, to $317.5 million, or 46.8% of net sales, in fiscal 2011 from $292.0 million, or 49.5% of net sales, in fiscal 2010. The increase in fiscal year 2011 expenses and the decrease as a percent of sales are primarily due to the increase in sales which primarily affected commissions and delivery and warehousing costs. There was also a $5.2 million increase in commission charges in the 2011 fiscal year, due to a change in the commission structure made in fiscal 2010. We also increased our investment in our advertising campaigns driving those expenses $5.4 million or 26% higher.

Consolidated operating income for the year ended June 30, 2011 totaled $31.9 million, or 4.7% of net sales, compared to a loss of $11.7 million, or 2.0% of net sales, in the prior year. The improvement of $43.7 million was largely attributable to (i) the $88.9 million increase in net sales, and (ii) operating efficiencies noted earlier as a result of the restructuring completed in fiscal 2010.

Wholesale operating income for fiscal 2011 totaled $49.9 million, or 11.8% of net sales, as compared to $14.2 million, or 3.9% of net sales, in the prior year. The increase of $35.7 million was primarily attributable to an increase in sales volume and operating efficiencies of our manufacturing plants and wholesale logistics operations.

Retail operating loss was $15.4 million, or 3.0% of sales, for fiscal 2011, compared to a loss of $28.7 million, or 6.6% of sales, for fiscal 2010, an improvement of $13.4 million. The increase in net sales and the positive effects of cost cutting efforts taken in recent years were the primary drivers, partly offset by the benefit in 2010 from the change in commission structure, our fiscal 2011 year increased investment in advertising, and our retail staffing increases aimed at driving continued growth in the business.

Interest and other income, net totaled $5.6 million in fiscal 2011 as compared to $4.9 million in fiscal 2010. The $0.7 million increase was mostly due to the recording of a $1.5 million out of period adjustment related to non-operating income recorded in the first quarter of fiscal 2011.

Interest and other related financing costs decreased $0.8 million to $11.1 million in fiscal 2011 from $11.9 million in fiscal 2010. The decrease is primarily due to the decrease in the principal amount of our senior unsecured debt outstanding as a result of our repurchases of an aggregate of $34.6 million of that debt during fiscal 2011.

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

Liquidity and Capital Resources

As of June 30, 2012, we held unrestricted cash and cash equivalents of $79.7 million, and marketable securities of $9.0 million. We also held $15.4 million in cash equivalents in restricted accounts in lieu of letters of credit to minimize interest expense. Our principal sources of liquidity include cash and cash equivalents, marketable securities, cash flow from operations, and borrowing capacity under our revolving credit facility, and other borrowings.

The Company has a senior secured, asset-based, revolving credit facility (the “Facility”) which provides revolving credit financing of up to $50 million, subject to borrowing base availability, and includes a right for the Company to increase the total facility to $100 million either with existing or additional lenders subject to certain conditions. The Facility expires March 25, 2016, or June 26, 2015 if the Company’s Senior Notes (as defined below) have not been refinanced. At the Company’s option, revolving loans under the Facility bear interest at an annual rate of either:
(a)	London Interbank Offered rate (“LIBOR”) plus 2.0% to 2.5%, based on the average availability, or
(b)	The higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus, in each case, an additional 1.0% to 1.5%, based on average availability.
The Company pays a commitment fee of 0.25% per annum on the unused portion of the Facility and participation fees on issued letters of credit at an annual rate of 1.0% to 2.5%, based on the average availability and the letter of credit type. If the average monthly availability is less than the greater of (i) 12.5% of the aggregate commitment and (ii) $6.3 million, the Company’s fixed charge coverage ratio may not be less than 1 to 1 for any period of four consecutive fiscal quarters. Certain payments are restricted if the availability of the collateral supporting the facility falls below $10 million or 20% of the facility size.

The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends); sell certain assets; and make investments. At June 30, 2012, we had no revolving loans and $0.6 million of standby and trade letters of credit outstanding under the Facility. Remaining availability under the facility totaled $49.4 million subject to limitations set forth in the agreement and as a result, the coverage charge ratio, and other restricted payment limitations did not apply.

In September 2005, we issued $200.0 million in ten-year senior unsecured notes due 2015 (the "Senior Notes"). The Senior Notes were issued by Global, bearing an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1. We used the net proceeds of $198.4 million to improve our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes. During fiscal 2012 and fiscal 2011, the Company repurchased an aggregate $46.6 million of the Senior Notes in several unsolicited transactions.

As of June 30, 2012, we are in compliance with all covenants of the Facility and our Senior Notes.

A summary of net cash provided by (used in) operating, investing, and financing activities for each of the last three fiscal years is provided below (in millions):

	Fiscal Year Ended June 30,
	2012	2011	2010
Operating Activities
Net income (loss) plus depreciation and amortization	$68.3	$50.1	$(14.9)
Working capital items	(13.2)	11.9	37.0
Other operating activities	(17.4)	1.2	29.2
Total provided by operating activities	$37.7	$63.2	$51.3

Investing Activities
Capital expenditures & acquisitions	$(23.4)	$(12.1)	$(10.0)
Net sales (purchases) of marketable securities	3.6	(2.1)	(11.2)
Other investing activities	3.6	4.6	(3.9)
Total used in investing activities	$(16.2)	$(9.6)	$(25.1)

Financing Activities
Payments of long-term debt and capital lease obligations	$(12.2)	$(37.9)	$-
Purchases and retirements of company stock	(1.3)	(5.4)	-
Payment of cash dividends	(8.1)	(5.8)	(5.8)
Other financing activities	0.7	-	(0.2)
Total used in financing activities	$(20.9)	$(49.1)	$(6.0)

Operating Activities
In fiscal 2012, cash of $37.7 million was generated by operating activities, a decrease of $25.5 million over fiscal 2011. Net income plus depreciation and amortization improved by $18.2 million in fiscal 2012 compared to fiscal 2011 primarily due to a $50.4 million increase in net sales. Cash flow of $13.2 million was used for working capital items (defined below) in the current fiscal year, an increase in cash outflows of $25.1 million compared to fiscal 2011. Increased inventory levels to support the new Ethan Allen Express program contributed to a net increase in cash used for inventory of $7.3 million, and customer deposits and accounts payable balances grew during fiscal 2012 but the amount of the increase was $10.8 million lower than during fiscal 2011. Other operating activities includes income tax payments of $14.7 million made in fiscal 2012 compared to net income tax refunds of $8.6 million received in fiscal 2011 as a result of a prior year tax method change, for a net swing of $23.3 million. Working capital consists of accounts receivable, inventories, prepaid and other current assets, less customer deposits, payables, accrued expenses, and other current liabilities.

Investing Activities
In fiscal 2012, $16.2 million of cash was used in investing activities, which is $6.6 million more cash used than in fiscal 2011. This was due primarily to an $11.3 million increase in capital spending and acquisitions, which was used to support our design center development and renovation, expansion of our case goods operations in Honduras, and our investments in our business systems. This was partly offset by a $5.7 million increase in net sales of marketable securities.  We anticipate that cash from operations will be sufficient to fund future capital expenditures, business conditions permitting.

Financing Activities
In fiscal 2012, $20.9 million was used in financing activities, which is $28.2 million less cash than used in financing activities in fiscal 2011. This was principally due to a decrease in the amount of our Senior Note repurchases to $12.0 million this year compared to $34.6 million in fiscal 2011, and a $4.1 million reduction in our stock repurchases in fiscal 2012. We paid dividends of $0.07 per common share each quarter in fiscal 2012 and $0.05 per common share in fiscal 2011.  On April 19, 2012, we declared dividends of $0.09 per common share, payable on July 25, 2012. We expect to continue to declare quarterly dividends for the foreseeable future.

As of June 30, 2012, our outstanding debt totaled $154.5 million, the current and long-term portions of which amounted to less than $0.3 million and $154.2 million, respectively. The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $0.3 million in each of fiscal 2013, 2014, and 2015, $153.3 million in fiscal 2016, and $0.4 million in fiscal 2017 and thereafter.

The following table summarizes, as of June 30, 2012, the timing of cash payments related to our outstanding contractual obligations (in thousands):
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations:
Debt maturities	$154,500	$250	$533	$153,558	$159
Contractual interest	29,041	8,304	16,574	4,161	2
Operating lease obligations	188,067	31,275	47,152	34,412	75,228
Letters of credit	586	586	-	-	-
Purchase obligations (1)	-	-	-	-	-
Other long-term liabilities	231	2	3	26	200
Total contractual obligations	$372,425	$40,417	$64,262	$192,157	$75,589

(1)  For purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. While we are not a party to any significant long-term supply contracts or purchase commitments, we do, in the normal course of business, regularly initiate purchase orders for the procurement of (i) selected finished goods sourced from third-party suppliers, (ii) lumber, fabric, leather and other raw materials used in production, and (iii) certain outsourced services. All purchase orders are based on current needs and are fulfilled by suppliers within short time periods. At June 30, 2012, our open purchase orders with respect to such goods and services totaled approximately $57 million.

Further discussion of our contractual obligations associated with outstanding debt and lease arrangements can be found in Notes 7 and 8, respectively, to the Consolidated Financial Statements included under Item 8 of this Annual Report.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of June 30, 2012, we had working capital of $131.7 million and a current ratio of 1.87 to 1.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such program in place at June 30, 2012 was for our consumer credit program.

Ethan Allen Consumer Credit Program
The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”). Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. Our obligation remains in effect for the term of the Program Agreement that expires in July 2014. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of this agreement also contain a right for the credit card issuer to demand from the Company collateral of up to $12 million if the Company does not meet certain covenants. As of June 30, 2012, the Company had established a restricted cash and investment collateral account of $6 million to satisfy the current requirement under this demand.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to seven years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of June 30, 2012, the Company’s product warranty liability totaled $0.8 million.

Impact of Inflation

We believe inflation had an impact on our business the last three fiscal years but we have generally been able to create operational efficiencies, seek lower cost alternatives, or raise selling prices in order to offset increases in product and operating costs. It is possible in the future that we will not be successful in our efforts to offset the impacts from inflation.

Business Outlook

Certain macroeconomic factors that affect our clients, such as housing starts, housing turnover, total unemployment rates and long term mortgage rates have improved somewhat during the current fiscal year. Other important factors have not improved, such as consumer credit availability and consumer sentiment. Consequently, we remain cautiously optomistic but feel this recovery is still fragile. Along with economic challenge comes opportunity, and our philosophy has been and continues to be to aggressively pursue our business objectives as we proceed with care.

As macro-economic factors change, it is possible that our costs associated with production (including raw materials and labor), distribution (including freight and fuel charges), and retail operations (including compensation and benefits, delivery and warehousing, occupancy, and advertising expenses) may increase. We may also experience production difficulties as we continue to match the capacity of our manufacturing plants to demand, and to improve efficiency in our custom case goods production. We cannot reasonably predict when, or to what extent, such events may occur or what effect, if any, such events may have on our consolidated financial condition or results of operations.

The home furnishings industry remains extremely competitive with respect to both the sourcing of products and the wholesale and retail sale of those products. Domestic manufacturers continue to face pricing pressures because of the lower manufacturing costs of some other countries, particularly within Asia. In response to these pressures, a large number of U.S. furniture manufacturers have increased their overseas sourcing to retain market share. While we have also turned to overseas sourcing to remain competitive, we choose to differentiate ourselves by maintaining a substantial domestic manufacturing base. Consequently, we make and/or assemble approximately 70% of our products domestically. We continue to believe that a balanced approach to product sourcing, which includes the domestic manufacture of certain product offerings coupled with the import of other selected products, provides the greatest degree of flexibility and is the most effective approach to ensuring that acceptable levels of quality, service and value are attained.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Presentation of Comprehensive Income”. This ASU increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income. This ASU is effective for financial statements for fiscal years, and interim periods within those years, beginning after December 15, 2011 (July 1, 2012 for the Company), and must be applied retrospectively.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”. This ASU permits an entity to make a qualitiative assessment of whether it is more likely than not a reporting unit’s fair value is less than its carrying amount before applying the two step goodwill test. If an entity concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two step impairment test as required in FASB ASC topic 350, “Intangibles-Goodwill and Other”. The Company adopted the provisions of ASU 2011-08 and performed a qualitative assessment as of April 1, 2012. The implementation of this pronouncement did not have an impact on our consolidated financial position, results of operations or cash flows.

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

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. At June 30, 2012, we had no floating-rate debt obligations outstanding. As of that same date, our fixed-rate debt obligations consisted, primarily, of the Senior Notes issued on September 27, 2005. The estimated fair value of the Senior Notes as of June 30, 2012, which is based on changes, if any, in interest rates and our creditworthiness subsequent to the date on which the debt was issued, and which has been determined using quoted market prices, was $155 million as compared to a carrying value of $153 million.

Foreign currency exchange risk is primarily limited to our operation of five Ethan Allen operated retail design centers located in Canada and our plants in Mexico and Honduras, as substantially all purchases of imported parts and finished goods are denominated in United States dollars. As such, gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on our consolidated results of operations. A decrease in the value of foreign currencies (in particular Asian) relative to the United States dollar may affect the profitability of our vendors but as we employ a balanced sourcing strategy, we believe any impact would be moderate relative to peers in the industry.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data are listed under Item 15 of this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ethan Allen Interiors Inc.:

We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2012. We also have audited the Company’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethan Allen Interiors Inc. and subsidiaries as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Ethan Allen Interiors Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Stamford, Connecticut
August 16, 2012

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2012 and 2011
(In thousands, except share data)
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$79,721	$78,519
Marketable securities (note 18)	9,005	12,909
Accounts receivable, less allowance for doubtful accounts of $1,250 at June 30, 2012 and $1,171 at June 30, 2011	14,919	15,036
Inventories (note 4)	155,739	141,692
Prepaid expenses and other current assets	23,408	20,372
Total current assets	282,792	268,528

Property, plant and equipment, net (note 5)	295,695	294,853
Goodwill and other intangible assets (note 6)	45,128	45,128
Restricted cash and investments (note 19)	15,416	16,391
Other assets	5,757	3,425
Total assets	$644,788	$628,325

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt (note 7)	$250	$19
Customer deposits	65,465	62,649
Accounts payable	27,315	26,958
Accrued compensation and benefits	30,534	28,359
Accrued expenses and other current liabilities	27,513	36,631
Total current liabilities	151,077	154,616
Long-term debt (note 7)	154,250	165,013
Other long-term liabilities	17,593	18,975
Deferred income taxes (note 12)	-	8,034
Total liabilities	322,920	346,638
Shareholders' equity:
Class A common stock, par value $0.01; 150,000,000 shares authorized; 48,485,704 shares issued at June 30, 2012 and 48,350,065 shares issued at June 30, 2011	485	484
Class B common stock, par value $0.01; 600,000 shares authorized; no shares issued and outstanding at June 30, 2012 and June 30, 2011	-	-
Preferred stock, par value $0.01; 1,055,000 shares authorized; no shares issued and outstanding at June 30, 2012 and June 30, 2011	-	-
Additional paid-in-capital	361,165	359,728

Less: Treasury stock (at cost), 19,650,385 shares at June 30, 2012 and 19,571,092 shares at June 30, 2011	(584,041)	(582,691)
Retained earnings	542,918	501,908
Accumulated other comprehensive income (note 15)	1,141	2,258
Total Ethan Allen Interiors Inc. shareholders' equity	321,668	281,687
Noncontrolling interests	200	-
Total shareholders equity	321,868	281,687
Total liabilities and shareholders' equity	$644,788	$628,325

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For Years Ended June 30, 2012, 2011 and 2010
(In thousands, except share data)
	2012	2011	2010

Net sales	$729,373	$678,960	$590,054
Cost of sales	339,085	329,500	309,777
Gross profit	390,288	349,460	280,277

Operating expenses:
Selling	173,863	161,609	142,562
General and administrative	166,813	154,792	147,013
Restructuring and impairment charge (note 2)	(85)	1,126	2,437
Total operating expenses	340,591	317,527	292,012

Operating income (loss)	49,697	31,933	(11,735)

Interest and other miscellaneous income, net	562	5,564	4,872

Interest and other related financing costs (note 7)	9,020	11,126	11,924

Income (loss) before income taxes	41,239	26,371	(18,787)

Income tax expense (benefit) (note 12)	(8,455)	(2,879)	25,529

Net income (loss)	$49,694	$29,250	$(44,316)

Per share data (note 10):
Net income (loss) per basic share	$1.72	$1.02	$(1.53)
Basic weighted average common shares	28,824	28,758	28,982
Net income (loss) per diluted share	$1.71	$1.01	$(1.53)
Diluted weighted average common shares	29,109	28,966	28,982

Dividends declared per common share	$0.30	$0.22	$0.20

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For Years Ended June 30, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
Operating activities:
Net income (loss)	$49,694	$29,250	$(44,316)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,581	20,816	29,398
Compensation expense related to share-based payment awards	1,702	931	2,276
Provision (benefit) for deferred income taxes	(19,522)	(63)	33,789
Loss (gain) on disposal of property, plant and equipment	1,648	325	(1,303)
Other	(42)	(132)	12

Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(456)	187	(4,197)
Inventories	(12,531)	(5,278)	22,863
Prepaid and other current assets	(755)	4,407	(5,179)
Customer deposits	2,331	7,861	20,759
Accounts payable	357	5,595	(836)
Accrued expenses and other current liabilities	(2,125)	(884)	3,631
Other assets and liabilities	(1,181)	147	(5,566)
Net cash provided by operating activities	37,701	63,162	51,331

Investing activities:
Proceeds from the disposal of property, plant & equipment	1,873	3,196	13,198
Change in restricted cash and investments	975	927	(17,318)
Capital expenditures	(22,884)	(9,094)	(9,922)
Acquistions	(520)	(2,957)	(50)
Purchases of marketable securities	(3,647)	(9,466)	(11,364)
Sales of marketable securities	7,230	7,319	200
Other investing activities	816	432	165
Net cash used in investing activities	(16,157)	(9,643)	(25,091)

Financing activities:
Payments on long-term debt and capital lease obligations	(12,204)	(37,887)	(42)
Purchases and retirements of company stock	(1,350)	(5,377)	-
Payment of cash dividends	(8,062)	(5,754)	(5,801)
Other financing activities	738	(61)	(198)
Net cash used in financing activities	(20,878)	(49,079)	(6,041)
Effect of exchange rate changes on cash	536	227	693
Net increase in cash & cash equivalents	1,202	4,667	20,892
Cash & cash equivalents - beginning of year	78,519	73,852	52,960
Cash & cash equivalents - end of year	$79,721	$78,519	$73,852

Supplemental cash flow information:
Income taxes paid (received)	$14,731	$(8,595)	$(8,213)
Interest paid	$8,693	$10,838	$11,097
Non-cash capital lease obligations incurred	$1,590	$-	$-

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
For Years Ended June 30, 2012, 2011 and 2010
(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- Controlling Interests	Total
Balance at June 30, 2009	$483	$356,446	$(583,220)	$467	$531,747	$-	$305,923
Issuance of 37 common shares upon the exercise of share-based awards (notes 9 and 11)	-	-	-	-	-	-	-
Compensation expense associated with share-based awards (notes 9 and 11)	-	2,276	-	-	-	-	2,276
Purchase/retirement of 182,600 shares of company stock	-	-	(2,589)	-	-	-	(2,589)
Issuance of treasury shares for 401k match	-	-	4,478	-	(2,275)	-	2,203
Dividends declared on common stock	-	-	-	-	(5,815)	-	(5,815)
Other comprehensive income (loss) (note 15):
Currency translation adjustments	-	-	-	722	-	-	722
Unrealized gain (loss) on investments	-	-	-	6	-	-	6
Loss on derivatives, net of tax	-	-	-	49	-	-	49
Net loss	-	-	-	-	(44,316)	-	(44,316)
Total comprehensive loss							(43,539)
Balance at June 30, 2010	483	358,722	(581,331)	1,244	479,341	-	258,459
Issuance of 4,925 common shares upon the exercise of share-based awards (notes 9 and 11)	1	75	-	-	-	-	76
Compensation expense associated with share-based awards (notes 9 and 11)	-	931	-	-	-	-	931
Purchase/retirement of 204,286 shares of company stock	-	-	(2,787)	-	-	-	(2,787)
Issuance of treasury shares for 401k match	-	-	1,427	-	(345)	-	1,082
Dividends declared on common stock	-	-	-	-	(6,338)	-	(6,338)
Other comprehensive income (loss) (note 15):
Currency translation adjustments	-	-	-	917	-	-	917
Unrealized gain (loss) on investments	-	-	-	14	-	-	14
Loss on derivatives, net of tax	-	-	-	83	-	-	83
Net income	-	-	-	-	29,250	-	29,250
Total comprehensive income							30,264
Balance at June 30, 2011	484	359,728	(582,691)	2,258	501,908	-	281,687
Issuance of 14,921 common shares upon the exercise of share-based awards (notes 9 and 11)	1	224	-	-	-	-	225
Compensation expense associated with share-based awards (notes 9 and 11)	-	1,702	-	-	-	-	1,702
Tax benefit associated with exercise of share based awards	-	(489)	-	-	-	-	(489)
Purchase/retirement of 79,293 shares of company stock	-	-	(1,350)	-	-	-	(1,350)
Dividends declared on common stock	-	-	-	-	(8,684)	-	(8,684)
Increase from business combination						275	275
Other comprehensive income (loss) (note 15):
Currency translation adjustments	-	-	-	(1,154)	-	-	(1,154)
Unrealized gain (loss) on investments	-	-	-	(13)	-	-	(13)
Loss on derivatives, net of tax	-	-	-	50	-	-	50
Net income (loss)	-	-	-	-	49,694	(75)	49,619
Total comprehensive income							48,502
Balance at June 30, 2012	$485	$361,165	$(584,041)	$1,141	$542,918	$200	$321,868

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

Nature of Operations

We are a leading manufacturer and retailer of quality home furnishings and accessories, offering a full complement of home decorating and design solutions. We sell our products through one of the country’s largest home furnishing retail networks with a total of 298 retail design centers, of which 147 are Company operated and 151 are independently operated. Nearly all of our Company operated retail design centers are located in the United States, with the remaining design centers located in Canada. The majority of the independently operated design centers are in Asia, with the remaining design centers located throughout the United States, Canada and the Middle East. We have eight manufacturing facilities, one of which includes a separate sawmill operation, located throughout the United States, one in Mexico and one in Honduras.

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

Impairment of Long-Lived Assets and Goodwill

Goodwill and other indefinite-lived intangible assets are evaluated for impairment on an annual basis during the fourth quarter of each fiscal year, and between annual tests whenever events or circumstances indicate that the carrying value of the goodwill or other intangible asset may exceed its fair value. When testing goodwill for impairment, we may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment for some or all of our reporting units and determine whether the carrying value exceeds the fair value using a quantitative assessment as described below.

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

To evaluate goodwill using a quantitative assessment, the Company determines the current fair value of the Reporting Units using a combination of “Market” and “Income” approaches. In the Market approach, the “Guideline Company” method is used, which focuses on comparing the Company’s risk profile and growth prospects to reasonably similar publicly traded companies. Key assumptions used for the Guideline Company method are total invested capital (“TIC”) multiples for revenues and operating cash flows, as well as consideration of control premiums. The TIC multiples are determined based on public furniture companies within our peer group, and if appropriate, recent comparable transactions are considered. Control premiums are determined using recent comparable transactions in the open market. Under the Income approach, a discounted cash flow method is used, which includes a terminal value, and is based on external analyst financial projection estimates, as well as internal financial projection estimates prepared by management. The long-term terminal growth rate assumptions reflect our current long-term view of the market in which we compete. Discount rates use the weighted average cost of capital for companies within our peer group, adjusted for specific company risk premium factors.

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

Financial Instruments

Due to their short-term nature, the carrying value of our cash and cash equivalents, receivables and payables, short-term debt and customer deposit liabilities approximates fair value. The estimated fair value of our long-term debt, which is based on changes, if any, in interest rates and our creditworthiness subsequent to the date on which the debt was issued, and which has been determined using quoted market prices, totaled $155.3 million at June 30, 2012 and $168.4 million at June 30, 2011, as compared to a carrying value on those dates of $153.0 million and $164.8 million, respectively.

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

We retained a valuation allowance against various state and local deferred tax assets in our retail segment. At June 30, 2012 this valuation allowance was approximately $2.3 million.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Most of the unrecognized tax benefits, if recognized, would be recorded as a benefit to income tax expense.

 The liability associated with an unrecognized tax benefit is classified as a long-term liability except for the amount for which a cash payment is expected to be made or tax positions settled within one year. We recognize interest and penalties related to income tax matters as a component of income tax expense.

Revenue Recognition

Revenue is recognized when all of the following have occurred: persuasive evidence of a sales arrangement exists (e.g. a wholesale purchase order or retail sales invoice); the sales arrangement specifies a fixed or determinable sales price; title and risk of ownership has passed to the customer; no specific performance obligations remain; product is shipped or services are provided to the customer or a fixed schedule of delivery is agreed upon and in place; collectability is reasonably assured. As such, revenue recognition generally occurs upon the shipment of goods to independent retailers or, in the case of Ethan Allen operated retail design centers, upon delivery to the customer. Recorded sales provide for estimated returns and allowances. We permit our customers to return defective products and incorrect shipments, and terms we offer are standard for the industry.

Shipping and Handling Costs

Our policy is to sell our products at the same delivered cost to all retailers nationwide, regardless of shipping point. Costs incurred to deliver finished goods to the consumer are expensed and recorded in selling, general and administrative expenses. Shipping and handling costs amounted to $60.0 million, $57.5 million, and $56.6 million for fiscal years 2012, 2011 and 2010, respectively.

Advertising Costs

Advertising costs are expensed when first aired or distributed. Our total advertising costs incurred in fiscal years 2012, 2011 and 2010, amounted to $27.5 million, $26.2 million, and $20.8 million, respectively. These amounts are presented net of proceeds received by us under our agreement with the third-party financial institution responsible for administering our consumer finance programs. Prepaid advertising costs at June 30, 2012 and 2011 totaled $1.4 million and $1.1 million, respectively.

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

Foreign Currency Translation

The functional currency of each Company operated foreign location is the respective local currency. Assets and liabilities are translated into United States dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred. Resulting translation adjustments are reported as a component of accumulated other comprehensive income within shareholders’ equity.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Presentation of Comprehensive Income”. This ASU increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income. This ASU is effective for financial statements for fiscal years, and interim periods within those years, beginning after December 15, 2011 (July 1, 2012 for the Company), and must be applied retrospectively.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”. This ASU permits an entity to make a qualitiative assessment of whether it is more likely than not a reporting unit’s fair value is less than its carrying amount before applying the two step goodwill test. If an entity concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two step impairment test as required in FASB ASC topic 350, “Intangibles-Goodwill and Other”. The Company adopted the provisions of ASU 2011-08 and performed a qualitative assessment as of April 1, 2012. The implementation of this pronouncement did not have an impact on our consolidated financial position, results of operations or cash flows.

(2)           Restructuring and Impairment Charges

At June 30, 2012 there is a remaining liability of $1.3 million for non-cancellable lease obligations with expirations ranging from less than two to 22 years. Changes in the estimated future costs of these obligations are included as restructuring and impairment charges in the Statement of Operations, and the Company’s restructuring reserve is classified with accrued expenses and other current liabilities in the Consolidated Balance Sheets.

(3)           Business Acquisitions

From time to time the Company acquires design centers from its independent retailers in arms length transactions. There were no material acquisitions completed during the three fiscal years ended June 30, 2012, 2011 and 2010 respectively.

(4)           Inventories

Inventories at June 30 are summarized as follows (in thousands):

	2012	2011

Finished goods	$119,978	$108,438
Work in process	8,638	8,868
Raw materials	27,123	24,386
	$155,739	$141,692

Inventories are presented net of a related valuation allowance of $2.7 million at June 30, 2012 and $1.7 million at June 30, 2011.

(5)           Property, Plant and Equipment

Property, plant and equipment at June 30 are summarized as follows (in thousands):

	2012	2011

Land and improvements	$89,963	$86,779
Building and improvements	383,801	378,099
Machinery and equipment	113,604	108,170
	587,368	573,048
Less: accumulated depreciation and amortization	(291,673)	(278,195)
	$295,695	$294,853

(6)           Goodwill and Other Intangible Assets

At both June 30, 2012 and 2011, we had $25.4 million of goodwill, and $19.7 million of other indefinite-lived intangible assets consisting of Ethan Allen trade names in our wholesale segment. Our retail segment had $48.4 million of goodwill which was fully impaired in fiscal 2009.

In the fourth quarter of fiscal 2012, the Company performed a qualitative assessment of the fair value of the wholesale reporting unit and concluded that the fair value of its goodwill exceeded its carrying value. In fiscal years 2011 and 2010 the Company performed a quantitative assessment and determined the fair value of its wholesale reporting unit exceeded its carrying value by a substantial margin. The fair value of the trade name exceeded its carrying value by a substantial margin in fiscal years 2012, 2011 and 2010. To calculate fair value of these assets, management relies on estimates and assumptions which by their nature have varying degrees of uncertainty. Wherever possible, management therefore looks for third party transactions as described above to provide the best possible support for the assumptions incorporated. Management considers several factors to be significant when estimating fair value including expected financial outlook of the business, changes in the Company’s stock price, the impact of changing market conditions on financial performance and expected future cash flows, and other factors. Deterioration in any of these factors may result in a lower fair value assessment, which could lead to impairment of the long-lived assets and goodwill of the Company.

 (7)           Borrowings

Total debt obligations at June 30 consist of the following (in thousands):

	2012	2011

5.375% Senior Notes due 2015	$152,986	$164,821
Capital leases and other	1,514	211
Total debt	154,500	165,032
Less curent maturities	250	19
Total long-term debt	$154,250	$165,013

Senior Notes
On September 27, 2005, we completed a private offering of $200.0 million of ten-year senior unsecured notes due 2015 (the "Senior Notes"). The Senior Notes were offered by Global and have an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1 of each year. Proceeds received in connection with the issuance of the Senior Notes, net of a related discount of $1.6 million, totaled $198.4 million. We used the net proceeds from the offering to expand our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes. As of June 30, 2012, outstanding borrowings related to this transaction have been included in the Consolidated Balance Sheets within long-term debt. The discount on the Senior Notes is being amortized to interest expense over the life of the related debt as is debt issuance costs of $2.0 million primarily for banking, legal, accounting, rating agency, and printing services and $0.8 million of losses on settled forward contracts entered in conjunction with this debt issuance. During the current fiscal year, the Company repurchased $12.0 million of the Senior Notes in several unsolicited transactions. During the prior fiscal year, the Company repurchased $34.6 million of the Senior Notes in several unsolicited transactions.

The Senior Notes may be redeemed in whole or in part, at Global’s option at any time at the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes to be redeemed, discounted to the date of redemption on a semi-annual basis at the applicable treasury rate plus 20 basis points, plus, in each case, accrued and unpaid interest to the redemption date. In the event of default, the trustee or the holders of 25% of the outstanding principal amount of the Senior Notes may accelerate payment of principal, premium, if any, and accrued and unpaid interest. Events of default include failure to pay in accordance with the terms of the indenture, including failure, under certain circumstances, to pay indebtedness other than the Senior Notes. As of June 30, 2012, we are in compliance with the terms and conditions and all covenants of the Senior Notes.

Revolving Credit Facility
The Company has a senior secured, asset-based, revolving credit facility (the “Facility”) which provides revolving credit financing of up to $50 million, subject to borrowing base availability, and includes a right for the Company to increase the total facility to $100 million either with existing or additional lenders subject to certain conditions. The Facility expires March 25, 2016, or June 26, 2015 if the Company’s Senior Notes (as defined below) have not been refinanced. At the Company’s option, revolving loans under the Facility bear interest at an annual rate of either:
(a)	London Interbank Offered rate (“LIBOR”) plus 2.0% to 2.5%, based on the average availability, or
(b)	The higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus, in each case, an additional 1.0% to 1.5%, based on average availability.
The Company pays a commitment fee of 0.25% per annum on the unused portion of the Facility and participation fees on issued letters of credit at an annual rate of 1.0% to 2.5%, based on the average availability and the letter of credit type. If the average monthly availability is less than the greater of (i) 12.5% of the aggregate commitment and (ii) $6.3 million, the Company’s fixed charge coverage ratio may not be less than 1 to 1 for any period of four consecutive fiscal quarters. Certain payments are restricted if the availability of the collateral supporting the facility falls below $10 million or 20% of the facility size.

The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends); sell certain assets; and make investments. At June 30, 2012, we had no revolving loans and $0.6 million of standby and trade letters of credit outstanding under the Facility. Remaining availability under the facility totaled $49.4 million subject to limitations set forth in the agreement and as a result, the coverage charge ratio, and other restricted payment limitations did not apply. As of June 30, 2012, we are in compliance with all the covenants of the Facility.

For fiscal years ended June 30, 2012, 2011 and 2010, the weighted-average interest rates applicable under our outstanding debt obligations for each year was approximately 5.5%. Aggregate scheduled maturities of our debt obligations for each of the five fiscal years subsequent to June 30, 2012, and thereafter are as follows (in thousands):

Fiscal Year Ended June 30	2012
2013	$250
2014	261
2015	272
2016	153,270
2017	288
Subsequent to 2017	159
Total scheduled debt payments	$154,500

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

Fiscal Year Ended June 30	2012
2013	$31,275
2014	24,826
2015	22,326
2016	18,639
2017	15,773
Subsequent to 2017	75,228
Total minimum lease payments	$188,067

The above amounts will be partially offset in the aggregate by minimum future rentals from subleases of $9.3 million, which are due to be received as follows: $2.2 million in 2013; $1.9 million in 2014; $1.7 million in 2015; $0.9 million in 2016; $0.9 million in 2017; and $1.7 million subsequent to 2017.

Total rent expense for each of the past three fiscal years ended June 30 was as follows (in thousands):

	2012	2011	2010
Basic rentals under operating leases	$30,895	$30,834	$33,334
Contingent rentals under operating leases	109	135	121
	31,004	30,969	33,455
Less: sublease rent	(1,656)	(1,621)	(957)
Total rent expense	29,348	29,348	32,498

As of June 30, 2012 and 2011, deferred rent credits totaling $11.6 million and $11.9 million, respectively, and deferred lease incentives totaling $2.3 million and $2.7 million, respectively, are reflected in the Consolidated Balance Sheets. These amounts are amortized over the respective underlying lease terms on a straight-line basis as a reduction of rent expense.

(9)           Shareholders' Equity

Our authorized capital stock consists of (a) 150,000,000 shares of Class A Common Stock, par value $.01 per share, (b) 600,000 shares of Class B Common Stock, par value $.01 per share, and (c) 1,055,000 shares of Preferred Stock, par value $.01 per share, of which (i) 30,000 shares have been designated Series A Redeemable Convertible Preferred Stock, (ii) 30,000 shares have been designated Series B Redeemable Convertible Preferred Stock, (iii) 155,010 shares have been designated as Series C Junior Participating Preferred Stock, and (iv) the remaining 839,990 shares may be designated by the Board of Directors with such rights and preferences as they determine (all such preferred stock, collectively, the "Preferred Stock"). Shares of Class B Common Stock are convertible to shares of our Common Stock upon the occurrence of certain events or other specified conditions being met. As of June 30, 2012 and 2011, there were no shares of Preferred Stock or Class B Common Stock issued or outstanding.

Share Repurchase Program

On November 21, 2002, the Company’s Board of Directors approved a share repurchase program authorizing us to repurchase up to 2.0 million shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. Subsequent to that date, the Board of Directors increased the then remaining share repurchase authorization on seven separate occasions the last of which was on November 13, 2007. As of June 30, 2012 we had a remaining Board authorization to repurchase 1.1 million shares.

During the fourth quarter of fiscal 2010, we resumed our stock repurchase activity due to our ability to generate excess cash and the favorable stock price. Between 2012 and 2010, we repurchased and/or retired the following shares of our common stock on a trade date basis:

	2012	2011	2010
Common shares repurchased	79,293	204,286	182,600
Cost to repurchase common shares	$1,349,557	$2,787,777	$2,588,519
Average price per share	$17.02	$13.65	$14.18

For the fiscal years presented above, we funded our purchases of treasury stock with existing cash on hand and cash generated through current period operations. All of our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity.

Stockholder Rights Plan

The Companys Stockholders Rights Plan was allowed to expire on May 31, 2012.

(10)           Earnings per Share

The following table sets forth the calculation of weighted average shares for the fiscal years ended June 30 (in thousands):

	2012	2011	2010
Weighted average common shares outstanding for basic calculation	28,824	28,758	28,982
Effect of dilutive stock options and other share-based awards	285	208	-
Weighted average common shares outstanding adjusted for dilution calculation	29,109	28,966	28,982

Certain restricted stock awards and the potential exercise of certain stock options were excluded from the respective diluted earnings per share calculation because their impact is anti-dilutive. In 2012, 2011 and 2010, stock options and share based awards of 1,641,500, 1,657,932 and 1,802,284, respectively, have been excluded.

(11)           Share-Based Compensation

For the twelve months ended June 30, 2012, 2011, and 2010, share-based compensation expense totaled $1.7 million, $0.9 million, and $2.3 million respectively. These amounts have been included in the Consolidated Statements of Operations within selling, general and administrative expenses. During the twelve months ended June 30, 2012, 2011, and 2010, we recognized related tax benefits associated with our share-based compensation arrangements totaling $0.6 million, $0.3 million and $0.8 million, respectively (before valuation allowances). Such amounts have been included in the Consolidated Statements of Operations within income tax expense.

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

	2012	2011	2010
Volatility	45.1%	59.5%	43.7%
Risk-free rate of return	1.92%	0.61%	3.05%
Dividend yield	2.00%	1.16%	1.67%
Expected average life (years)	9.6	1.8	7.8

At June 30, 2012, we had 505,696 shares of common stock available for future issuance pursuant to the 1992 Stock Option Plan (the “Plan”). The maximum number of shares of common stock reserved for issuance under the Plan is 6,487,867 shares. Following is a description of grants made under the Plan.

Stock Option Awards

The Plan provides for the grant of non-compensatory stock options to eligible employees and non-employee directors. Stock options granted under the Plan are non-qualified under Section 422 of the Internal Revenue code and allow for the purchase of shares of our common stock. The Plan also provides for the issuance of stock appreciation rights ("SARs") on issued options, however, no SARs have been issued as of June 30, 2012. The awarding of such options is determined by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer. Option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant, vest ratably over a specified service period (4 years for awards to employees; 2 years for awards to independent directors), and have a contractual term of 10 years.

Effective October 1, 2011, the Company and M. Farooq Kathwari, our President and Chief Executive Officer, entered into a new employment agreement (the "Agreement"). Pursuant to the terms of the Agreement, Mr. Kathwari was awarded on October 1, 2011, (i) options to purchase 300,000 shares of our common stock at an exercise price of $13.61 which vest ratably over a 5-year period on each June 30, unless earlier vested, in certain circumstances, in accordance with the terms of the Agreement. During fiscal 2012, the Company awarded options to purchase an aggregate of 36,000 shares of our common stock to certain executives other than Mr. Kathwari, which vest in four equal annual installments on the grant date anniversary.

All options were issued at the closing stock price on each grant date, and have a contractual term of 10 years. A summary of stock option activity occurring during the fiscal year ended June 30, 2012 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding - June 30, 2011	2,006,187	$29.91
Granted	336,000	14.19
Exercised	(14,921)	15.09
Canceled (forfeited/expired)	(56,558)	33.78
Outstanding - June 30, 2012	2,270,708	27.58	3.6	$3,740,610
Exercisable - June 30, 2012	1,892,966	$30.22	2.6	$1,646,996

The weighted average grant-date fair value of options granted during fiscal 2012, 2011, and 2010 was $5.98, $1.70 and $5.17 respectively. The total intrinsic value of options exercised during 2012, 2011 and 2010 was $0.1 million, $0.0 million, and $0.0 million, respectively. As of June 30, 2012, there was $1.8 million of total unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.5 years. A summary of the nonvested shares as of June 30, 2012 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Grant Date Fair Value
Nonvested June 30, 2011	184,230	$4.41
Granted	336,000	5.98
Vested	(137,938)	4.87
Canceled (forfeited/expired)	(4,550)	3.34
Nonvested at June 30, 2012	377,742	5.65

Restricted Stock Awards
In connection with Mr. Kathwari’s October 10, 2007 employment agreement, he received on July 1, 2008 an award of 20,000 shares of restricted stock with vesting based on the performance of the Company's stock price during the three year periods subsequent to the award date as compared to the Standard and Poor’s 500 index. The measurement period ended on June 30, 2012, and 20,000 shares vested.

On July 26, 2011, as a result of the Company’s performance, the Compensation Committee of the Company’s board of directors awarded Mr. Kathwari 30,000 service-based restricted shares, which vest in three equal annual installments on the grant date anniversary. Effective October 1, 2011, pursuant to the terms of the Agreement, Mr. Kathwari was awarded 105,000 shares of restricted stock, which vested ratably over a 5-year period on each June 30, unless earlier vested, in certain circumstances, in accordance with the terms of the Agreement.

A summary of nonvested restricted share activity occurring during the fiscal year ended June 30, 2012 is presented below.

Restricted Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested - June 30, 2011	67,175	$13.05
Granted	141,718	15.01
Vested	(65,827)	12.78
Canceled (forfeited/expired)	(1,000)	14.45
Nonvested - June 30, 2012	142,066	$15.12

As of June 30, 2012, there was $1.8 million of total unrecognized compensation cost related to restricted shares granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.6 years. The total fair value of restricted shares vested during the fiscal years ending June 30, 2012 and 2011 was $1.4 million and $0.4 million respectively.

Stock Unit Awards
In connection with previous employment agreements, Mr. Kathwari was deemed to have earned 126,000 stock units. In the event of the termination of his employment, regardless of the reason for termination, Mr. Kathwari will receive shares of common stock equal to the number of stock units earned.

(12)           Income Taxes

Income tax expense (benefit) attributable to income from operations consists of the following for the fiscal years ended June 30 (in thousands):

	2012	2011	2010
Current:
Federal	$13,086	$(4,428)	$(11,497)
State	(1,433)	1,505	3,106
Foreign	57	107	131
Total current	11,710	(2,816)	(8,260)
Deferred:
Federal	(20,896)	(1,432)	33,290
State	591	1,369	490
Foreign	140	-	9
Total deferred	(20,165)	(63)	33,789
Income tax expense (benefit)	$(8,455)	$(2,879)	$25,529

The following is a reconciliation of expected income tax expense (benefit) (computed by applying the federal statutory income tax rate to income before taxes) to actual income tax expense (benefit) (in thousands):

	2012		2011		2010

Expected income tax expense (benefit)	$14,434	35.0%	$9,228	35.0%	$(6,575)	35.0%
State income taxes (benefit), net of federal income tax	1,038	2.5%	750	2.8%	(717)	3.8%
Valuation allowance	(21,237)	-51.5%	(12,672)	-48.1%	34,139	-181.7%
Section 199 Qualified Production Activities deduction	(1,001)	-2.4%	(705)	-2.7%	-	0.0%
Unrecognized tax expense (benefit)	(1,483)	-3.6%	490	1.9%	(2,232)	11.9%
Other, net	(206)	-0.5%	30	0.1%	914	-4.9%
Actual income tax expense (benefit)	$(8,455)	-20.5%	$(2,879)	-10.9%	$25,529	-135.9%

The deferred income tax asset and liability balances at June 30 (in thousands) include:

	2012	2011
Deferred tax assets:
Accounts receivable	$470	$439
Employee compensation accruals	6,321	5,962
Stock based compensation	2,617	2,680
Deferred rent credits	5,283	5,587
Restructuring charges	526	944
Net operating loss carryforwards	3,066	3,525
Goodwill	6,251	7,451
Other, net	3,829	5,153
Total deferred tax assets	28,363	31,741
Less: Valuation allowance	(2,317)	(23,554)
Net deferred tax assets	26,046	8,187

	2012	2011
Deferred tax liabilities:
Inventories	2,068	3,202
Property, plant and equipment	536	1,149
Intangible assets other than goodwill	14,264	14,225
Commissions	3,880	3,834
Other, net	22	23
Total deferred tax liability	20,770	22,433
Net deferred tax asset (liability)	$5,276	$(14,246)

The deferred tax balances are classified in the Consolidated Balance Sheets as follows at June 30 (in thousands):

	2012	2011
Current assets	$2,147	$-
Non-current assets	3,129	-
Current liabilities	-	(6,212)
Non-current liabilities	-	(8,034)
Total net deferred tax asset (liability)	$5,276	$(14,246)

Note:   Current deferred tax assets and liabilities and non-current deferred tax assets and liabilities have been presented net in the Consolidated Balance Sheets.

We evaluate our deferred taxes to determine if the “more likely than not” standard of evidence has not been met thereby supporting the need for a valuation allowance.

A valuation allowance must be established for deferred tax assets when it is more likely than not that the assets will not be realized. As a result of losses we sustained for fiscal 2010 and 2009, which were brought on by the severe economic factors which began in fiscal 2009, we recorded a $34.1 million valuation allowance against deferred tax assets, with a non-cash charge to earnings in the fourth quarter of fiscal 2010. At the end of the third quarter of fiscal 2012, our operations had returned to a position of cumulative pre-tax operating profits for the most recent 36 month period, we had eight consecutive quarters of pre-tax operating profits, our written business and backlog had grown significantly, and our business plan projected continued profitability. The preponderance of this positive evidence provides support that our future tax benefits more likely than not will be realized. Accordingly, at the end of the third quarter of fiscal 2012, we released all of United States federal and Canadian valuation allowance against net deferred tax assets. We recorded a tax benefit of $21.6 million for the reversal of the valuation allowance against those assets, with a non-cash benefit to earnings in the quarter ended March 31, 2012. Previously unrealized tax benefits of $1.9 million were also realized during the quarter ended March 31, 2012. We retained a valuation allowance against various state and local deferred tax assets in our retail segment. At June 30, 2012 this valuation allowance was approximately $2.3 million.

The Company’s deferred income tax assets at June 30, 2012 with respect to the net operating losses expire as follows (in thousands):

	Deferred Income Tax Assets	Net Operating Loss Carryforwards
United States (State), expiring between 2013 and 2032	$2,702	$57,847
Foreign, Expiring between 2029 and 2030	364	1,334

Deferred U.S. federal income taxes are not provided for unremitted foreign earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested.

Uncertain Tax Positions

We recognize interest and penalties related to income tax matters as a component of income tax expense. If the $7.4 million of unrecognized tax benefits and related interest and penalties as of June 30, 2012 were recognized, approximately $4.7 million would be recorded as a benefit to income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits including related interest and penalties as of June 30, 2012 and 2011 is as follows (in thousands):

	2012	2011
Beginning balance	$11,027	$11,476
Additions based on tax positions in the current year	550	2,400
Additions for tax positions in prior years	524	868
Reductions for tax positions of prior years	(3,543)	(2,778)
Settlements	(1,189)	(939)
Ending balance	$7,369	$11,027

It is reasonably possible that various issues relating to approximately $3.9  million of the total gross unrecognized tax benefits as of June 30, 2012 will be resolved within the next twelve months as exams are completed or statutes expire. If recognized, approximately $2.5 million of unrecognized tax benefits would reduce our tax expense in the period realized. However, actual results could differ from those currently anticipated.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by the taxing authorities in such major jurisdictions the U.S, Canada, Mexico and Honduras. As of June 30, 2012, the Company and certain subsidiaries are currently under audit from 2006 through 2010 in the U.S. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant.

(13)           Employee Retirement Programs

The Ethan Allen Retirement Savings Plan
The Ethan Allen Retirement Savings Plan (the "Savings Plan") is a defined contribution plan, which is offered to substantially all of our employees who have completed three consecutive months of service regardless of hours worked. We may, at our discretion, make a matching contribution to the 401(k) portion of the Savings Plan on behalf of each participant. Total 401(k) Company match expense amounted to $2.6 million in 2012, $2.5 million in 2011, and $2.3 million in 2010. The contribution was made entirely in cash in 2012, half in cash and half in shares of the Company’s common stock in 2011, and entirely in common stock in 2010.

Other Retirement Plans and Benefits
Ethan Allen provides additional benefits to selected members of senior and middle management in the form of previously entered deferred compensation arrangements and a management cash bonus and other incentive programs. The total cost of these benefits was $2.7 million, $1.1 million, and $1.2 million in 2012, 2011 and 2010, respectively.

(14)           Litigation

Environmental Matters
We and our subsidiaries are subject to various environmental laws and regulations. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials. In August 2010, the Company resolved its obligations in the Carroll, NY case in which it had been named as a potentially responsible party. As of June 30, 2012, we believe that the company is adequately reserved. We believe our currently anticipated capital expenditures for environmental control facility matters are not material.

We are subject to other federal, state and local environmental protection laws and regulations and are involved, from time to time, in investigations and proceedings regarding environmental matters. Such investigations and proceedings typically concern air emissions, water discharges, and/or management of solid and hazardous wastes. We believe that our facilities are in material compliance with all applicable environmental laws and regulations.

Federal and state regulations provided the initiative for us to reformulate certain furniture finishes or institute process changes to reduce emissions of volatile organic compounds. Compliance with many of these requirements has been facilitated through the introduction of high solids coating technology and alternative formulations. In addition, we have instituted a variety of technical and procedural controls, including reformulation of finishing materials to reduce toxicity, implementation of high velocity low pressure spray systems, development of storm water protection plans and controls, and further development of related inspection/audit teams, all of which have served to reduce emissions per unit of production. We remain committed to implementing new waste minimization programs and/or enhancing existing programs with the objective of (i) reducing the total volume of waste, (ii) limiting the liability associated with waste disposal, and (iii) continuously improving environmental and job safety programs on the factory floor which serve to minimize emissions and safety risks for employees. We will continue to evaluate the most appropriate, cost effective, control technologies for finishing operations and design production methods to reduce the use of hazardous materials in the manufacturing process.

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

Our accumulated other comprehensive income, which is comprised of losses on certain derivative instruments and accumulated foreign currency translation adjustments, totaled $1.1 million at June 30, 2012 and $2.3 million at June 30, 2011. Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada and Mexico. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

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

We evaluate performance of the respective segments based upon revenues and operating income. While the manner in which our home furnishings and accessories are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different. Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other). The allocation of retail sales by product line generally follows that of the wholesale segment (see the product line table below). A breakdown of wholesale sales by product line for each of the last three fiscal years ended June 30 is provided below:

	Fiscal Year Ended June 30,
	2012	2011	2010
Case Goods	38%	39%	40%
Upholstered Products	44%	46%	46%
Home Accessories and Other	18%	15%	14%
	100%	100%	100%

Information for each of the last three fiscal years ended June 30 is provided below (in thousands):
	2012	2011	2010
Net sales:
Wholesale segment	$456,915	$422,946	$362,468
Retail segment	559,417	505,910	438,539
Elimination of inter-company sales	(286,959)	(249,896)	(210,953)
Consolidated Total	$729,373	$678,960	$590,054

Operating income (loss):
Wholesale segment (1)	$64,436	$49,898	$14,201
Retail segment (2)	(11,522)	(15,344)	(28,764)
Adjustment of inter-company profit (3)	(3,217)	(2,621)	2,828
Consolidated Total	$49,697	$31,933	$(11,735)

Depreciation & Amortization:
Wholesale segment	$7,525	$9,199	$16,574
Retail segment	11,056	11,617	12,824
Consolidated Total	$18,581	$20,816	$29,398

Capital expenditures:
Wholesale segment	$12,168	$6,604	$4,553
Retail segment	10,716	2,490	5,369
Acquisitions (4)	520	2,957	50
Consolidated Total	$23,404	$12,051	$9,972

	June 30 2012	June 30 2011	June 30 2010
Total Assets:
Wholesale segment	$309,573	$309,081	$296,363
Retail segment	366,594	347,044	360,413
Inventory profit elimination (5)	(31,379)	(27,800)	(24,999)
Consolidated Total	$644,788	$628,325	$631,777
(1)Operating income for the wholesale segment for the twelve months ended June 30, 2010 includes a pre-tax restructuring and impairment benefit of $0.2 million.
(2)Operating income for the retail segment for the twelve months ended June 30, 2012, 2011 and 2010 includes pre-tax restructuring and impairment charges (benefit)of ($0.1) million, $1.1 million and $2.7 million respectively.
(3)Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.
(4)Acquisitions include the purchase of three retail design centers in 2012, six retail design centers in 2011and one retail design center in 2010. See Note 3.
(5)The wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

There are 87 independent retail design centers located outside the United States. Net sales to these independent retailers was 6.6% of our consolidated net sales.

 (17)           Selected Quarterly Financial Data (Unaudited)

Tabulated below is selected financial data for each quarter of the fiscal years ended June 30, 2012, 2011, and 2010 (in thousands, except per share data):

	Quarter Ended
	September 30	December 31	March 31	June 30
Fiscal 2012:
Net Sales	$184,921	$183,275	$175,861	$185,316
Gross profit	97,885	98,219	94,275	99,909
Net income	6,770	8,077	27,548	7,299
Earnings per basic share	0.24	0.28	0.95	0.25
Earnings per diluted share	0.23	0.28	0.94	0.25
Dividends declared per common share	0.07	0.07	0.07	0.09

Fiscal 2011:
Net Sales	$164,841	$173,345	$162,822	$177,952
Gross profit	82,381	89,861	83,069	94,149
Net income	3,813	14,744	3,518	7,175
Earnings per basic share	0.13	0.51	0.12	0.25
Earnings per diluted share	0.13	0.51	0.12	0.25
Dividends declared per common share	0.05	0.05	0.05	0.07

Fiscal 2010:
Net Sales	$136,190	$143,302	$147,258	$163,304
Gross profit	58,309	69,024	72,027	80,917
Net loss	(13,579)	(3,338)	(855)	(26,544)
Loss per basic share	(0.47)	(0.12)	(0.03)	(0.91)
Loss per diluted share	(0.47)	(0.12)	(0.03)	(0.91)
Dividends declared per common share	0.05	0.05	0.05	0.05

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

The following section describes the valuation methodologies we use to measure different financial assets and liabilities at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2012 (in thousands):

	Level 1	Level 2	Level 3	Balance
Cash equivalents	$95,137	$-	$-	$95,137
Available-for-sale securities	-	9,005	-	9,005
Total	$95,137	$9,005	$-	$104,142

Cash equivalents consist of money market accounts. We use quoted prices in active markets for identical assets or liabilities to determine fair value. At June 30, 2012, $15.4 million of cash equivalents was restricted and is classified as a long-term asset.

Available-for-sale securities consist of U.S. municipal bonds with maturities of less than two years. These bonds are rated A/A2 or better by S&P/Moody’s respectively. There were no material gross unrealized gains or losses on available-for-sale securities at June 30, 2012 or June 30, 2011.

Additional information on available-for-sale securities balances at June 30 are provided in the following table (in thousands).

	Amortized Cost basis	Fair Value
2012	$8,862	$9,005
2011	$12,739	$12,909

As of June 30, 2012, the contractual maturities of our available-for-sale investments were as follows (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$6,999	$6,862
Due after one year through five years	$2,130	$2,143

Proceeds from sales of investments available for sale were $7.2 million in fiscal 2012 and $7.3 million during fiscal 2011, resulting in no material gain or loss in either period. There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including our cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended June 30, 2012, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.

 (19)           Restricted Cash and Investments

During fiscal 2010, we transferred $17.3 million of cash into two restricted accounts. We transferred $11.3 million as collateral for our workmen’s compensation and other insurance liabilities, previously secured by a letter of credit. We also transferred $6.0 million into a separate restricted account as collateral for the issuer of our private label credit cards to ensure funding for delivery of products sold. These restricted funds, which can be invested by us in money market mutual funds, and U.S. Treasuries and U.S. Government agency fixed income instruments with maturities of two years or less, cannot be withdrawn from our account without the prior written consent of the secured parties. These restricted funds are classified as long-term assets because they are not expected to be used within one year to fund operations. In fiscal 2012 and fiscal 2011, $1.0 million was transferred to operating cash from the restricted accounts each year due to a lowering of our collateral requirement for workmen’s compensation insurance.

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

The following tables set forth the condensed consolidating balance sheets as of June 30, 2012 and June 30, 2011, the condensed consolidating statements of operations for the twelve months ended June 30, 2012, 2011 and 2010, and the condensed consolidating statements of cash flows for the twelve months ended June 30, 2012, 2011 and 2010 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)
June 30, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$64,946	$12,276	$2,499	$-	$79,721
Marketable securities	-	9,005	-	-	-	9,005
Accounts receivable, net	-	14,648	263	8	-	14,919
Inventories	-	-	182,382	4,736	(31,379)	155,739
Prepaid expenses and other current assets	-	6,191	14,689	2,528	-	23,408
Intercompany receivables	-	829,913	273,536	(8,515)	(1,094,934)	-
Total current assets	-	924,703	483,146	1,256	(1,126,313)	282,792
Property, plant and equipment, net	-	9,078	272,228	14,389	-	295,695
Goodwill and other intangible assets	-	37,905	7,223	-	-	45,128
Restricted cash and investments	-	15,416	-	-	-	15,416
Other assets	-	4,948	809	-	-	5,757
Investment in affiliated companies	652,868	(108,864)	-	-	(544,004)	-
Total assets	$652,868	$883,186	$763,406	$15,645	$(1,670,317)	$644,788
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$-	$-	$250	$-	$-	$250
Customer deposits	-	-	62,479	2,986	-	65,465
Accounts payable	-	7,126	19,695	494	-	27,315
Accrued expenses and other current liabilities	2,713	35,752	18,537	1,045	-	58,047
Intercompany payables	328,287	327	756,513	9,807	(1,094,934)	-
Total current liabilities	331,000	43,205	857,474	14,332	(1,094,934)	151,077
Long-term debt	-	152,986	1,264	-	-	154,250
Other long-term liabilities	-	3,641	13,874	78	-	17,593
Total liabilities	331,000	199,832	872,612	14,410	(1,094,934)	322,920
Shareholders’ equity	321,868	683,354	(109,206)	1,235	(575,383)	321,868
Total liabilities and shareholders’ equity	$652,868	$883,186	$763,406	$15,645	$(1,670,317)	$644,788

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)
June 30, 2011

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$69,763	$7,716	$1,040	$-	$78,519
Marketable securities	-	12,909	-	-	-	12,909
Accounts receivable, net	-	13,609	174	1,253	-	15,036
Inventories	-	-	164,938	4,554	(27,800)	141,692
Prepaid expenses and other current assets	-	4,598	14,866	908	-	20,372
Intercompany receivables	-	784,285	249,461	(8,423)	(1,025,323)	-
Total current assets	-	885,164	437,155	(668)	(1,053,123)	268,528
Property, plant and equipment, net	-	8,023	276,057	10,773	-	294,853
Goodwill and other intangible assets	-	37,905	7,223	-	-	45,128
Restricted cash and investments	-	16,391	-	-	-	16,391
Other assets	-	2,700	725	-	-	3,425
Investment in affiliated companies	602,699	(93,132)	-	-	(509,567)	-
Total assets	$602,699	$857,051	$721,160	$10,105	$(1,562,690)	$628,325
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$-	$-	$19	$-	$-	$19
Customer deposits	-	-	59,633	3,016	-	62,649
Accounts payable	-	7,333	19,233	392	-	26,958
Accrued expenses and other current liabilities	2,130	43,212	18,746	902	-	64,990
Intercompany payables	318,882	597	702,748	3,096	(1,025,323)	-
Total current liabilities	321,012	51,142	800,379	7,406	(1,025,323)	154,616
Long-term debt	-	164,832	181	-	-	165,013
Other long-term liabilities	-	4,392	14,474	109	-	18,975
Deferred income taxes	-	8,034	-	-	-	8,034
Total liabilities	321,012	228,400	815,034	7,515	(1,025,323)	346,638
Shareholders’ equity	281,687	628,651	(93,874)	2,590	(537,367)	281,687
Total liabilities and shareholders’ equity	$602,699	$857,051	$721,160	$10,105	$(1,562,690)	$628,325

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)
Year Ended June 30, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$456,895	$787,295	$33,417	$(548,234)	$729,373
Cost of sales	-	341,365	523,064	19,311	(544,655)	339,085
Gross profit	-	115,530	264,231	14,106	(3,579)	390,288
Selling, general and administrative expenses	180	45,690	280,565	14,241	-	340,676
Restructuring and impairment charge, (credit) net	-	-	(85)	-	-	(85)
Total operating expenses	180	45,690	280,480	14,241	-	340,591
Operating income (loss)	(180)	69,840	(16,249)	(135)	(3,579)	49,697
Interest and other miscellaneous income, net	49,874	(15,403)	216	17	(34,142)	562
Interest and other related financing costs	-	8,997	23	-	-	9,020
Income before income tax expense	49,694	45,440	(16,056)	(118)	(37,721)	41,239
Income tax expense (benefit)	-	(8,013)	(523)	81	-	(8,455)
Net income/(loss)	$49,694	$53,453	$(15,533)	$(199)	$(37,721)	$49,694

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)
Year Ended June 30, 2011

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$423,458	$718,660	$29,861	$(493,019)	$678,960
Cost of sales	-	321,706	481,814	16,198	(490,218)	329,500
Gross profit	-	101,752	236,846	13,663	(2,801)	349,460
Selling, general and administrative expenses	180	43,791	259,539	12,891	-	316,401
Restructuring and impairment charge, (credit) net	-	-	1,126	-	-	1,126
Total operating expenses	180	43,791	260,665	12,891	-	317,527
Operating income (loss)	(180)	57,961	(23,819)	772	(2,801)	31,933
Interest and other miscellaneous income, net	29,430	(17,842)	232	5	(6,261)	5,564
Interest and other related financing costs	-	10,847	279	-	-	11,126
Income before income tax expense	29,250	29,272	(23,866)	777	(9,062)	26,371
Income tax expense (benefit)	-	(2,959)	-	80	-	(2,879)
Net income/(loss)	$29,250	$32,231	$(23,866)	$697	$(9,062)	$29,250

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)
Year Ended June 30, 2010

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$363,038	$603,191	$22,463	$(398,638)	$590,054
Cost of sales	-	286,185	412,992	11,939	(401,339)	309,777
Gross profit	-	76,853	190,199	10,524	2,701	280,277
Selling, general and administrative expenses	195	41,930	236,791	10,659	-	289,575
Restructuring and impairment charge, net	-	-	2,437	-	-	2,437
Total operating expenses	195	41,930	239,228	10,659	-	292,012
Operating income (loss)	(195)	34,923	(49,029)	(135)	2,701	(11,735)
Interest and other miscellaneous income, net	(44,121)	(44,539)	106	16	93,410	4,872
Interest and other related financing costs	-	11,619	305	-	-	11,924
Income before income tax expense	(44,316)	(21,235)	(49,228)	(119)	96,111	(18,787)
Income tax expense	-	25,529	-	-	-	25,529
Net income/(loss)	$(44,316)	$(46,764)	$(49,228)	$(119)	$96,111	$(44,316)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
Year Ended June 30, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$9,187	$3,939	$18,441	$6,134	$-	$37,701
Cash flows from investing activities:
Capital expenditures	-	(1,952)	(15,721)	(5,211)	-	(22,884)
Acquisitions	-	-	(520)	-	-	(520)
Proceeds from the disposal of property, plant and equipment	-	12	1,861	-	-	1,873
Change in restricted cash and investments	-	975	-	-	-	975
Purchase of marketable securities	-	(3,647)	-	-	-	(3,647)
Proceeds from the sale of marketable securities	-	7,230	-	-	-	7,230
Other	-	305	511	-	-	816
Net cash provided by (used in) investing activities	-	2,923	(13,869)	(5,211)	-	(16,157)
Cash flows from financing activities:
Payments on long-term debt	-	(11,917)	(287)	-	-	(12,204)
Purchases and other retirements of company stock	(1,350)	-	-	-	-	(1,350)
Proceeds from issuance of common stock	225	-	-	-	-	225
Excess tax benefits from share-based payment arrangements	-	238	-	-	-	238
Proceeds from noncontrolling interest	-	-	275	-	-	275
Dividends paid	(8,062)	-	-	-	-	(8,062)
Net cash provided by (used in) financing activities	(9,187)	(11,679)	(12)	-	-	(20,878)
Effect of exchange rate changes on cash	-	-	-	536	-	536
Net decrease in cash and cash equivalents	-	(4,817)	4,560	1,459	-	1,202
Cash and cash equivalents – beginning of period	-	69,763	7,716	1,040	-	78,519
Cash and cash equivalents – end of period	$-	$64,946	$12,276	$2,499	$-	$79,721

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
Year Ended June 30, 2011

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$11,055	$38,590	$10,672	$2,845	$-	$63,162
Cash flows from investing activities:
Capital expenditures	-	(1,182)	(5,017)	(2,895)	-	(9,094)
Acquisitions	-	-	(2,957)	-	-	(2,957)
Proceeds from the disposal of property, plant and equipment	-	-	3,196	-	-	3,196
Change in restricted cash and investments	-	927	-	-	-	927
Purchase of marketable securities	-	(9,466)	-	-	-	(9,466)
Proceeds from the sale of marketable securities	-	7,319	-	-	-	7,319
Other	-	432	-	-	-	432
Net cash used in investing activities	-	(1,970)	(4,778)	(2,895)	-	(9,643)
Cash flows from financing activities:
Payments on long-term debt	-	(33,989)	(3,898)	-	-	(37,887)
Purchases and other retirements of company stock	(5,377)	-	-	-	-	(5,377)
Proceeds from issuance of common stock	76	-	-	-	-	76
Increase in deferred financing costs	-	(137)	-	-	-	(137)
Dividends paid	(5,754)	-	-	-	-	(5,754)
Net cash used in financing actvities	(11,055)	(34,126)	(3,898)	-	-	(49,079)
Effect of exchange rate changes on cash	-	-	-	227	-	227
Net increase in cash and cash equivalents	-	2,494	1,996	177	-	4,667
Cash and cash equivalents – beginning of period	-	67,269	5,720	863	-	73,852
Cash and cash equivalents – end of period	$-	$69,763	$7,716	$1,040	$-	$78,519

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
Year Ended June 30, 2010

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$5,800	$48,466	$(4,272)	$1,337	$-	$51,331
Cash flows from investing activities:
Capital expenditures	-	(393)	(6,706)	(2,823)	-	(9,922)
Acquisitions	-	-	(50)	-	-	(50)
Proceeds from the disposal of property, plant and equipment	-	-	13,198	-	-	13,198
Change in restricted cash and investments	-	(17,318)	-	-	-	(17,318)
Purchase of marketable securities	-	(11,364)	-	-	-	(11,364)
Proceeds from the sale of marketable securities	-	200	-	-	-	200
Other	-	165	-	-	-	165
Net cash used in investing activities	-	(28,710)	6,442	(2,823)	-	(25,091)
Cash flows from financing activities:
Payments on long-term debt	-	-	(42)	-	-	(42)
Proceeds from issuance of common stock	1	-	-	-	-	1
Increase in deferred financing costs	-	(199)	-	-	-	(199)
Dividends paid	(5,801)	-	-	-	-	(5,801)
Net cash used in financing actvities	(5,800)	(199)	(42)	-	-	(6,041)
Effect of exchange rate changes on cash	-	-	-	693	-	693
Net increase (decrease) in cash and cash equivalents	-	19,557	2,128	(793)	-	20,892
Cash and cash equivalents – beginning of period	-	47,712	3,592	1,656	-	52,960
Cash and cash equivalents – end of period	$-	$67,269	$5,720	$863	$-	$73,852

(22)           VALUATION AND QUALIFYING ACCOUNTS

The following table provides information regarding the Company’s sales discounts, sales returns and allowance for doubtful accounts, and inventory valuation allowances (in thousands):

	Balance at Beginning of Period	Additions (Reductions) Charged to Income	Adjustments and/or Deductions	Balance at End of Period
Accounts Receivable:
Sales discounts, sales returns and allowance for doubtful accounts:

June 30, 2012	$1,171	$9	$70	$1,250
June 30, 2011	$1,160	$11	$-	$1,171
June 30, 2010	$1,362	$(202)	$-	$1,160

Inventory:
Inventory valuation allowance:

June 30, 2012	$1,716	$935	$-	$2,651
June 30, 2011	$2,072	$(356)	$-	$1,716
June 30, 2010	$2,204	$400	$(532)	$2,072

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No changes in, or disagreements with, accountants as a result of accounting or financial disclosure matters, occurred during fiscal years 2012, 2011 or 2010.

Item 9A. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Vice President-Finance ("VPF"), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and VPF, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the CEO and VPF, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2012.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2012, as stated in their report included under Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.
PART III

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 will appear in the Ethan Allen Interiors Inc. proxy statement for the Annual Meeting of Shareholders scheduled to be held on November 13, 2012 (the "Proxy Statement"). The Proxy Statement, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in this Annual Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934). In addition, the information set forth below is provided as required by Item 10 and the listing standards of the New York Stock Exchange ("NYSE").

Item 10. Directors, Executive Officers and Corporate Governance

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics can be accessed via our website at www.EthanAllen.com/governance.

We intend to disclose any amendment of our Code of Ethics, or waiver of provision thereof, applicable to our principal executive officer and/or principal financial officer, or persons performing similar functions, directors and other executive officers on our website within 4 days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted, and the date of the waiver will also be disclosed.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

I.           Listing of Documents

(1)
Financial Statements. Our Consolidated Financial Statements, included under Item 8 hereof, as required at June 30, 2012 and 2011, and for the years ended June 30, 2012, 2011 and 2010 consist of the following:

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
4 (a)
Form of outstanding 5.375% Senior Note due 2015 pursuant to Rule 144A of the Securities Act (incorporated by reference to Exhibit A to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the SEC on September 30, 2005)

4 (b)
Indenture dated September 27, 2005, by and among Ethan Allen Global, Inc., the Guarantors named therein, and the Initial Purchaser named therein, relating to the Notes (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Ethan Allen Interiors Inc. filed with the SEC on September 30, 2005)

4 (c)	Form of Exchange Note (incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-4 of Ethan Allen Global, Inc. filed with the SEC on February 3, 2006)
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

10 (d)-1
First Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement, dated as of July 25, 2008, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc. and GE Money Bank (incorporated by reference as Exhibit 10(e)-1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 10, 2010)

10 (d)-2
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

10 (d)-3
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

10 (e)
Employment Agreement, dated as of November 13, 2007, between Mr. Kathwari and Ethan Allen Interiors Inc. (incorporated by reference to Exhibit 10(h) to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2007

10 (f)-1
Credit Agreement, dated as of May 29, 2009, among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P. Morgan Chase Bank, N.A., and Capital One Leverage Finance Corp (confidential treatment requested as to certain portions. Incorporated by reference to Exhibit 10(g)-2 to the Annual Report on Form 10-K of the Company filed with the SEC on August 24, 2009)

10 (f)-2
Amendment No. 1, dated as of October 23, 2009 to the Credit Agreement dated May 29, 2009, among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P.Morgan Chase Bank, N.A., and the lenders thereunder (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 9, 2009).

10 (f)-3
Amendment No. 2, dated as of March 25, 2011, to the Credit Agreement dated May 29, 2009, among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P.Morgan Chase Bank, N.A., and Wells Fargo Bank, National Association (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 5, 2011).

10 (g)	Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 10(f) to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2007)
10 (g)-1	Form of Option Agreement for Grants to Independent Directors (incorporated by reference to Exhibit 10(h)-4 to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2005

	10 (g)-2	Form of Option Agreement for Grants to Employees (incorporated by reference to Exhibit 10(h)-5 to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2005
	10 (g)-3	Form of Restricted Stock Agreement for Executives (incorporated by reference to Exhibit 10(f)-1 to the Current Report on Form 10-8 of the Company filed with the SEC on November 19, 2007
	10 (g)-4	Form of Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10(f)-2 to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2007
	10 (h)
Purchase Agreement dated September 22, 2005, by and between Ethan Allen Global, Inc., the Guarantors named therein, and the Initial Purchaser named therein, relating to the Initial Notes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on September 30, 2005)

	10 (i)
Registration Rights Agreement dated September 27, 2005, by and among Ethan Allen Global, Inc., the Guarantors named therein, and the Initial Purchaser named therein, relating to the Notes (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Ethan Allen Interiors Inc. filed with the SEC on September 30, 2005)

*	12 (a)	Computation of Ratio of Earnings to Fixed Charges
*	21	List of wholly-owned subsidiaries of the Company
*	23	Consent of KPMG LLP
*	31.1	Rule 13a-14(a) Certification of Principal Executive Officer
*	31.2	Rule 13a-14(a) Certification of Principal Financial Officer
*	32.1	Section 1350 Certification of Principal Executive Officer
*	32.2	Section 1350 Certification of Principal Financial Officer
**	101.INS	XBRL Instance
**	101.SCH	XBRL Taxonomy Extension Schema
**	101.CAL	XBRL Taxonomy Extension Calculation
**	101.DEF	XBRL Taxonomy Extension Definition
**	101.LAB	XBRL Taxonomy Extension Labels
**	101.PRE	XBRL Taxonomy Extension Presentation

*   Filed herewith.
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

/s/ M. Farooq Kathwari	Chairman, President and Chief Executive Officer
(M. Farooq Kathwari)	(Principal Executive Officer)

/s/ David R. Callen	Vice President, Finance and Treasurer
(David R. Callen)	(Principal Financial Officer and Principal Accounting Officer)

/s/ Clinton A. Clark	Director
(Clinton A. Clark)

/s/ John Dooner	Director
(John Dooner)

/s/ Kristin Gamble	Director
(Kristin Gamble)

/s/ James W. Schmotter	Director
(James W. Schmotter)

/s/ Don M. Wilson, III	Director
(Don M. Wilson, III)

/s/ Frank G. Wisner	Director
(Frank G. Wisner)

Date: August 16, 2012