Form 10-Q
period 2012-09-30
ETHAN ALLEN INTERIORS INC
filed 2012-11-02
CIK 896156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  1-11692

Ethan Allen Interiors Inc
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
At October 24, 2012, there were 28,839,450 shares of Class A Common Stock, par value $.01, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands)

	September 30, 2012	June 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,913	$79,721
Marketable securities	10,670	9,005
Accounts receivable, less allowance for doubtful accounts of $1,267 at September 30, 2012 and $1,250 at June 30, 2012	14,644	14,919
Inventories	157,951	155,739
Prepaid expenses and other current assets	23,791	23,408
Total current assets	280,969	282,792

Property, plant and equipment, net	297,322	295,695
Goodwill and other intangible assets	45,128	45,128
Restricted cash and investments	15,422	15,416
Other assets	5,873	5,757
Total assets	$644,714	$644,788

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$253	$250
Customer deposits	60,924	65,465
Accounts payable	20,831	27,315
Accrued compensation and benefits	25,641	30,534
Accrued expenses and other current liabilities	35,687	27,513
Total current liabilities	143,336	151,077
Long-term debt	154,216	154,250
Other long-term liabilities	17,496	17,593
Total liabilities	315,048	322,920
Shareholders' equity:
Class A common stock	485	485
Additional paid-in-capital	361,320	361,165
Less: Treasury stock (at cost)	(584,041)	(584,041)
Retained earnings	550,376	542,918
Accumulated other comprehensive income	1,312	1,141
Total Ethan Allen Interiors Inc. shareholders' equity	329,452	321,668
Noncontrolling interests	214	200
Total shareholders' equity	329,666	321,868
Total liabilities and shareholders' equity	$644,714	$644,788

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,
	2012	2011
Net sales	$187,437	$184,921
Cost of sales	83,184	87,036
Gross profit	104,253	97,885
Operating expenses:
Selling	44,533	43,620
General and administrative	41,766	40,627
Total operating expenses	86,299	84,247
Operating income	17,954	13,638
Interest and other miscellaneous income, net	74	60
Interest and other related financing costs	2,199	2,351
Income before income taxes	15,829	11,347
Income tax expense	5,765	4,577
Net income	$10,064	$6,770

Per share data:
Basic earnings per common share:
Net income per basic share	$0.35	$0.24
Basic weighted average common shares	28,836	28,760
Diluted earnings per common share:
Net income per diluted share	$0.35	$0.23
Diluted weighted average common shares	29,141	28,951

Comprehensive income:
Net income	$10,064	$6,770
Other comprehensive income
Currency translation adjustment	160	(1,698)
Other	25	9
Other comprehensive income (loss) net of tax	185	(1,689)
Comprehensive income	$10,249	$5,081

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended September 30,
Operating activities:	2012	2011
Net income	$10,064	$6,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,606	4,989
Compensation expense related to share-based payment awards	390	253
Provision (benefit) for deferred income taxes	(211)	(44)
Loss (gain) on disposal of property, plant and equipment	1,600	(45)
Other	182	67

Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(445)	393
Inventories	(739)	642
Prepaid and other current assets	132	(962)
Customer deposits	(5,175)	(4,907)
Accounts payable	(6,484)	(3,897)
Accrued expenses and other current liabilities	2,834	3,389
Other assets and liabilities	(65)	(396)
Net cash provided by operating activities	6,689	6,252

Investing activities:
Proceeds from the disposal of property, plant & equipment	711	70
Change in restricted cash and investments	(6)	996
Capital expenditures	(8,318)	(3,375)
Acquisitions	(598)	-
Purchases of marketable securities	(4,677)	(261)
Sales of marketable securities	2,885	1,965
Other investing activities	60	252
Net cash used in investing activities	(9,943)	(353)

Financing activities:
Payments on long-term debt and capital lease obligations	(62)	(2,190)
Purchases and retirements of company stock	-	(847)
Payment of cash dividends	(2,594)	(2,017)
Other financing activities	47	-
Net cash used in financing activities	(2,609)	(5,054)
Effect of exchange rate changes on cash	55	12
Net increase (decrease) in cash & cash equivalents	(5,808)	857
Cash & cash equivalents at beginning of period	79,721	78,519
Cash & cash equivalents at end of period	$73,913	$79,376

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three Months Ended September 30, 2012
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- Controlling Interests	Total
Balance at June 30, 2012	$485	$361,165	$(584,041)	$1,141	$542,918	$200	$321,868

Issuance of common shares upon the exercise of share-based awards	-	47	-	-	-	-	47

Compensation expense associated with share-based awards	-	390	-	-	-	-	390

Tax benefit associated with exercise of share based awards	-	(282)	-	-	-	-	(282)

Dividends declared on common stock	-	-	-	-	(2,606)	-	(2,606)

Comprehensive income				171	10,064	14	10,249
Balance at September 30, 2012	$485	$361,320	$(584,041)	$1,312	$550,376	$214	$329,666

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

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. Areas in which significant estimates have been made include, but are not limited to, revenue recognition, the allowance for doubtful accounts receivable, inventory obsolescence, tax valuation allowances, useful lives for property, plant and equipment and definite-lived intangible assets, goodwill and indefinite-lived intangible asset impairment analyses, the evaluation of uncertain tax positions and the fair value of assets acquired and liabilities assumed in business combinations.

Our consolidated financial statements include the accounts of a business entity which began operating a new Ethan Allen design center in Florida in fiscal 2012. Our consolidated financial statements include the accounts of this entity because we are a majority shareholder and have the power to direct the activities that most significantly impact the entity’s performance. Noncontrolling interest amounts in the entity, which are immaterial, are included in the Consolidated Statement of Operations within interest and other miscellaneous income, net.

(2)   Interim Financial Presentation

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2012.

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by the taxing authorities in such major jurisdictions as the U.S, Canada, Mexico and Honduras. As of September 30, 2012, the Company and certain subsidiaries are currently under audit from 2006 through 2010 in the U.S. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant. It is reasonably possible that some of these audits may be completed during the next twelve months. It is reasonable to expect that various issues relating to uncertain tax benefits will be resolved within the next twelve months as exams are completed or as statutes expire and will impact the effective tax rate.

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

We retained a valuation allowance against various state and local deferred tax assets in our retail segment. At September 30, 2012 this valuation allowance was approximately $2.4 million.

The Company’s consolidated effective tax rate was 36.4% and 40.3% for the three months ended September 30, 2012 and 2011, respectively. The current quarter effective tax rate includes tax expense on the current quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances. The prior period effective tax rate includes tax expense on the current quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on deferred tax assets.

(4)   Restricted Cash and Investments

At both September 30, 2012 and June 30, 2012, we held $15.4 million of restricted cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation and other insurance and for the benefit of the issuer of our private label credit card. These funds can be invested in high quality money market mutual funds, U.S. Treasuries and U.S. Government agency fixed income instruments, and cannot be withdrawn without the prior written consent of the secured party. These assets are carried at cost, which approximates market value and are classified as long-term assets because they are not expected to be used within one year to fund operations. See also Note 12, “Fair Value Measurements".

(5)   Marketable Securities

At September 30, 2012 and June 30, 2012, the Company held marketable securities of $10.7 million and $9.0 million respectively, classified as current assets, consisting of U.S. municipal and corporate bonds with maturities ranging from less than one year to less than two years, which were rated A/A2 or better by the rating services Standard & Poors (“S&P”) and Moodys Investors Service (“Moodys”) respectively. There have been no material realized or unrealized gains or losses for the three months ended September 30, 2012 and September 30, 2011. We do not believe there are any impairments considered to be other than temporary at September 30, 2012. Also see Note 12, “Fair Value Measurements"

(6)   Inventories

Inventories at September 30, 2012 and June 30, 2012 are summarized as follows (in thousands):

	September 30, 2012	June 30, 2012

Finished goods	$125,761	$119,978
Work in process	7,276	8,638
Raw materials	24,914	27,123
	$157,951	$155,739

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Inventories are presented net of a related valuation allowance of $3.0 million at September 30, 2012 and $2.7 million at June 30, 2012.

(7)   Borrowings

Total debt obligations at September 30, 2012 and June 30, 2012 consist of the following (in thousands):

	September 30, 2012	June 30, 2012
5.375% Senior Notes due 2015	$153,016	$152,986
Capital leases and other	1,453	1,514
Total debt	154,469	154,500
Less current maturities	253	250
Total long-term debt	$154,216	$154,250

In September 2005, we issued $200.0 million in ten-year senior unsecured notes due 2015 (the "Senior Notes"). The Senior Notes were issued by Global, bearing an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1. We have used the net proceeds of $198.4 million to improve our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes. During the full fiscal years 2012 and 2011, the Company reduced its Senior Notes by an aggregate face value of $46.6 million through unsolicited purchases.

We also maintain a $50 million senior secured, asset-based revolving credit facility (the “Facility”). We have not had any revolving loans under the Facility at any time. At September 30, 2012 and June 30, 2012, there were $0.6 million of standby letters of credit outstanding under the Facility. The Facility is subject to borrowing base availability and includes a right for the Company to increase the total facility to $100 million subject to certain conditions. The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt, engage in mergers and consolidations, make restricted payments (including dividends), sell certain assets, and make investments. Remaining availability under the Facility totaled $49.4 million at September 30, 2012 and at June 30, 2012 and as a result, covenants and other restricted payment limitations did not apply. The Facility expires March 25, 2016, or June 26, 2015 if the Senior Notes have not been refinanced prior to that date.

At September 30, 2012 and June 30, 2012, we were in compliance with all covenants of the Senior Notes and the Facility.

(8)   Litigation

Environmental Matters

We and our subsidiaries are subject to various environmental laws and regulations. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials. As of September 30, 2012 and June 30, 2012, we believe that the Company was adequately reserved. We believe our currently anticipated capital expenditures for environmental control facility matters are not material.

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

(9)   Share-Based Compensation

On July 31, 2012, the Company awarded options to purchase 57,582 shares of our common stock at the closing stock price on the grant date, with a fair value per share of $9.05 and vesting periods ranging from three to four years. Also during the quarter, options covering 611,754 shares of common stock were cancelled, primarily due to expiration of their 10 year term. At September 30, 2012, there are 1,060,436 shares of common stock available for future issuance pursuant to the 1992 Stock Option Plan.

(10)  Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three months ended September 30,
	2012	2011
Weighted average common shares outstanding for basic calculation	28,836	28,760
Effect of dilutive stock options and other share-based awards	305	191
Weighted average common shares outstanding adjusted for dilution calculation	29,141	28,951

As of September 30, 2012 and 2011, stock options to purchase 1,089,382 and 1,883,018 common shares, respectively, were excluded from the respective diluted earnings per share calculation because their impact was anti-dilutive.

(11)  Comprehensive Income

Our accumulated other comprehensive income, which is comprised of losses on certain derivative instruments, accumulated foreign currency translation adjustments, and unrealized gain and loss on investments, totaled $1.3 million at September 30, 2012 and $1.1 million at June 30, 2012. Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada, Mexico, and Honduras. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. Beginning with this fiscal quarter, the company reports comprehensive income in a single continuous statement of comprehensive income. See also Note 14, “Recently Issued Accounting Pronouncements”.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(12)  Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and June 30, 2012 (in thousands):

September 30, 2012
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$89,335	$-	$-	$89,335
Available-for-sale securities	-	10,670	-	10,670
Total	$89,335	$10,670	$-	$100,005

June 30, 2012
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$95,137	$-	$-	$95,137
Available-for-sale securities	-	9,005	-	9,005
Total	$95,137	$9,005	$-	$104,142

Cash equivalents consist of money market accounts and mutual funds in U.S. government and agency fixed income securities. We use quoted prices in active markets for identical assets or liabilities to determine fair value. There were no transfers between level 1 and level 2 during fiscal 2013 or fiscal 2012. At both September 30, 2012 and June 30, 2012, $15.4 million of the cash equivalents were restricted, and classified as a long-term asset.

At September 30, 2012, available-for-sale securities consist of $9.2 million in U.S. municipal bonds and $1.5 million of corporate bonds, and at June 30, 2012, available-for-sale securities consisted of $7.5 million in U.S. municipal bonds and $1.5 million of corporate bonds, all with maturities of less than two years. The bonds are rated A/A2 or better by S&P/Moodys respectively. As of September 30, 2012 and June 30, 2012, there were no material gross unrealized gains or losses on available-for-sale securities.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2012 and June 30, 2012, the contractual maturities of our available-for-sale investments were as follows:

September 30, 2012
	Cost	Estimated Fair Value
Due in one year or less	$8,576	$8,474
Due after one year through five years	$2,197	$2,196

June 30, 2012
	Cost	Estimated Fair Value
Due in one year or less	$6,999	$6,862
Due after one year through five years	$2,130	$2,143

No investments have been in a continuous loss position for more than one year, and no other-than-temporary impairments were recognized. Also see Note 4, "Restricted Cash and Investments" and Note 5, "Marketable Securities".

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We measure certain assets at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. During the three month periods ended September 30, 2012 and  2011, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

We evaluate performance of the respective segments based upon revenues and operating income. While the manner in which our home furnishings and accessories are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different. Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other). The allocation of retail sales by product line is reasonably similar to that of the wholesale segment. A breakdown of wholesale sales by these product lines for the three months ended September 30, 2012 and 2011 is provided as follows:

	Three months ended September 30,
	2012	2011
Case Goods	39%	39%
Upholstered Products	46%	45%
Home Accessories and Other	15%	16%
	100%	100%

Segment information for the three months ended September 30, 2012 and 2011 is provided below (in thousands):

	Three months ended September 30,
	2012	2011
Net sales:
Wholesale segment	$111,417	$116,394
Retail segment	149,079	141,181
Elimination of inter-company sales	(73,059)	(72,654)
Consolidated Total	$187,437	$184,921

Operating income (loss):
Wholesale segment	$16,005	$15,691
Retail segment	1,048	(1,497)
Adjustment of inter-company profit (1)	901	(556)
Consolidated Total	$17,954	$13,638

Depreciation & Amortization:
Wholesale segment	$2,027	$2,204
Retail segment	2,579	2,785
Consolidated Total	$4,606	$4,989

Capital expenditures:
Wholesale segment	$2,654	$1,805
Retail segment	5,664	1,570
Acquisitions	598	-
Consolidated Total	$8,916	$3,375

	September 30, 2012	June 30, 2012
Total Assets:
Wholesale segment	$307,496	$309,573
Retail segment	367,957	366,594
Inventory profit elimination (2)	(30,739)	(31,379)
Consolidated Total	$644,714	$644,788

(1)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.
(2)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2012, there were 90 independent retail design centers located outside the United States compared with 78 at September 30, 2011, with the increase occurring in China. Approximately 6.2% of our net sales during the current three months were derived from sales to international retail design centers compared with 6.4% in the prior year.

(14)  Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Presentation of Comprehensive Income”. This ASU increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income. The Company adopted this ASU in the first quarter of fiscal 2013 and included a single continuous statement.

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

The following tables set forth the condensed consolidating balance sheets as of September 30, 2012 and June 30, 2012, the condensed consolidating statements of operations for the three months ended September 30, 2012 and 2011, and the condensed consolidating statements of cash flows for the three months ended September 30, 2012 and 2011 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

September 30, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$57,379	$13,497	$3,037	$-	$73,913
Marketable securities	-	10,670	-	-	-	10,670
Accounts receivable, net	-	14,470	174	-	-	14,644
Inventories	-	-	183,695	4,995	(30,739)	157,951
Prepaid expenses and other current assets	-	6,961	14,723	2,107	-	23,791
Intercompany receivables	-	849,792	280,215	(8,600)	(1,121,407)	-
Total current assets	-	939,272	492,304	1,539	(1,152,146)	280,969
Property, plant and equipment, net	-	9,415	273,009	14,898	-	297,322
Goodwill and other intangible assets	-	37,905	7,223	-	-	45,128
Restricted cash and investments	-	15,422	-	-	-	15,422
Other assets	-	5,071	802	-	-	5,873
Investment in affiliated companies	663,269	(109,588)	-	-	(553,681)	-
Total assets	$663,269	$897,497	$773,338	$16,437	$(1,705,827)	$644,714
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$-	$-	$253	$-	$-	$253
Customer deposits	-	-	57,909	3,015	-	60,924
Accounts payable	-	6,334	14,189	308	-	20,831
Accrued expenses and other current liabilities	2,722	41,259	16,221	1,126	-	61,328
Intercompany payables	330,881	327	779,301	10,898	(1,121,407)	-
Total current liabilities	333,603	47,920	867,873	15,347	(1,121,407)	143,336
Long-term debt	-	153,016	1,200	-	-	154,216
Other long-term liabilities	-	3,621	13,800	75	-	17,496
Total liabilities	333,603	204,557	882,873	15,422	(1,121,407)	315,048
Shareholders’ equity	329,666	692,940	(109,535)	1,015	(584,420)	329,666
Total liabilities and shareholders’ equity	$663,269	$897,497	$773,338	$16,437	$(1,705,827)	$644,714

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

June 30, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$64,946	$12,276	$2,499	$-	79,721
Marketable securities	-	9,005	-	-	-	9,005
Accounts receivable, net	-	14,648	263	8	-	14,919
Inventories	-	-	182,382	4,736	(31,379)	155,739
Prepaid expenses and other current assets	-	6,191	14,689	2,528	-	23,408
Intercompany receivables	-	829,913	273,536	(8,515)	(1,094,934)	-
Total current assets	-	924,703	483,146	1,256	(1,126,313)	282,792
Property, plant and equipment, net	-	9,078	272,228	14,389	-	295,695
Goodwill and other intangible assets	-	37,905	7,223	-	-	45,128
Restricted cash and investments	-	15,416	-	-	-	15,416
Other assets	-	4,948	809	-	-	5,757
Investment in affiliated companies	652,868	(108,864)	-	-	(544,004)	-
Total assets	$652,868	$883,186	$763,406	$15,645	$(1,670,317)	$644,788
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$-	$-	$250	$-	$-	$250
Customer deposits	-	-	62,479	2,986	-	65,465
Accounts payable	-	7,126	19,695	494	-	27,315
Accrued expenses and other current liabilities	2,713	35,752	18,537	1,045	-	58,047
Intercompany payables	328,287	327	756,513	9,807	(1,094,934)	-
Total current liabilities	331,000	43,205	857,474	14,332	(1,094,934)	151,077
Long-term debt	-	152,986	1,264	-	-	154,250
Other long-term liabilities	-	3,641	13,874	78	-	17,593
Deferred income taxes	-	-	-	-	-	-
Total liabilities	331,000	199,832	872,612	14,410	(1,094,934)	322,920
Shareholders’ equity	321,868	683,354	(109,206)	1,235	(575,383)	321,868
Total liabilities and shareholders’ equity	$652,868	$883,186	$763,406	$15,645	$(1,670,317)	$644,788

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

Three months ended September 30, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$111,624	$203,950	$9,580	$(137,717)	$187,437
Cost of sales	-	83,805	131,929	5,807	(138,357)	83,184
Gross profit	-	27,819	72,021	3,773	640	104,253
Selling, general and administrative expenses	45	10,242	71,906	4,090	-	86,283
Restructuring and impairment charge, (credit) net	-	-	16	-	-	16
Total operating expenses	45	10,242	71,922	4,090	-	86,299
Operating income (loss)	(45)	17,577	99	(317)	640	17,954
Interest and other miscellaneous income, net	10,109	(602)	(6)	(41)	(9,386)	74
Interest and other related financing costs	-	2,183	16	-	-	2,199
Income before income tax expense	10,064	14,792	77	(358)	(8,746)	15,829
Income tax expense	-	5,323	419	23	-	5,765
Net income/(loss)	$10,064	$9,469	$(342)	$(381)	$(8,746)	$10,064

Three months ended September 30, 2011

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$116,476	$194,820	$8,895	$(135,270)	$184,921
Cost of sales	-	87,524	129,183	5,133	(134,804)	87,036
Gross profit	-	28,952	65,637	3,762	(466)	97,885
Selling, general and administrative expenses	45	11,759	69,038	3,445	-	84,287
Restructuring and impairment charge, (credit) net	-	-	(40)	-	-	(40)
Total operating expenses	45	11,759	68,998	3,445	-	84,247
Operating income (loss)	(45)	17,193	(3,361)	317	(466)	13,638
Interest and other miscellaneous income, net	6,815	(3,059)	56	-	(3,752)	60
Interest and other related financing costs	-	2,351	-	-	-	2,351
Income before income tax expense	6,770	11,783	(3,305)	317	(4,218)	11,347
Income tax expense	-	4,502	46	29	-	4,577
Net income/(loss)	$6,770	$7,281	$(3,351)	$288	$(4,218)	$6,770

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

Three months ended September 30, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,547	$(5,061)	$8,333	$870	$-	$6,689
Cash flows from investing activities:
Capital expenditures	-	(768)	(7,163)	(387)	-	(8,318)
Acquisitions	-	-	(598)	-	-	(598)
Proceeds from the disposal of property, plant and equipment	-	-	711	-	-	711
Change in restricted cash and investments	-	(6)	-	-	-	(6)
Purchase of marketable securities	-	(4,677)	-	-	-	(4,677)
Proceeds from the sale of marketable securities	-	2,885	-	-	-	2,885
Other	-	60	-	-	-	60
Net cash provided by (used in) investing activities	-	(2,506)	(7,050)	(387)	-	(9,943)
Cash flows from financing activities:
Payments on long-term debt	-	-	(62)	-	-	(62)
Proceeds from issuance of common stock	47	-	-	-	-	47
Dividends paid	(2,594)	-	-	-	-	(2,594)
Net cash provided by (used in) financing activities	(2,547)	-	(62)	-	-	(2,609)
Effect of exchange rate changes on cash	-	-	-	55	-	55
Net decrease in cash and cash equivalents	-	(7,567)	1,221	538	-	(5,808)
Cash and cash equivalents – beginning of period	-	64,946	12,276	2,499	-	79,721
Cash and cash equivalents – end of period	$-	$57,379	$13,497	$3,037	$-	$73,913

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

Three months ended September 30, 2011

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$2,864	$2,304	$(546)	$1,630	$-	$6,252
Cash flows from investing activities:
Capital expenditures	-	(240)	(2,328)	(807)	-	(3,375)
Proceeds from the disposal of property, plant and equipment	-	-	70	-	-	70
Change in restricted cash and investments	-	996	-	-	-	996
Purchase of marketable securities	-	(261)	-	-	-	(261)
Proceeds from the sale of marketable securities	-	1,965	-	-	-	1,965
Other	-	252	-	-	-	252
Net cash used in investing activities	-	2,712	(2,258)	(807)	-	(353)
Cash flows from financing activities:
Payments on long-term debt	-	(1,980)	(210)	-	-	(2,190)
Purchases and other retirements of company stock	(847)	-	-	-	-	(847)
Dividends paid	(2,017)	-	-	-	-	(2,017)
Net cash used in financing activities	(2,864)	(1,980)	(210)	-	-	(5,054)
Effect of exchange rate changes on cash	-	-	-	12	-	12
Net increase (decrease) in cash and cash equivalents	-	3,036	(3,014)	835	-	857
Cash and cash equivalents – beginning of period	-	69,763	7,716	1,040	-	78,519
Cash and cash equivalents – end of period	$-	$72,799	$4,702	$1,875	$-	$79,376

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with (i) our Consolidated Financial Statements, and notes thereto, included in Item 1 of Part I of this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended June 30, 2012.

Forward-Looking Statements

Management's discussion and analysis of financial condition and results of operations and other sections of this Quarterly Report contain forward-looking statements relating to our future results. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to management decisions and various assumptions, risks and uncertainties, including, but not limited to: the potential effects of natural disasters affecting our suppliers or trading partners; the effects of labor strikes; weather conditions that may affect sales; volatility in fuel, utility, transportation and security costs; changes in global or regional political or economic conditions, including changes in governmental and central bank policies; changes in business conditions in the furniture industry, including changes in consumer spending patterns and demand for home furnishings; effects of our brand awareness and marketing programs, including changes in demand for our existing and new products; our ability to locate new design center sites and/or negotiate favorable lease terms for additional design centers or for the expansion of existing design centers; competitive factors, including changes in products or marketing efforts of others; pricing pressures; fluctuations in interest rates and the cost, availability and quality of raw materials; the effects of terrorist attacks or conflicts or wars involving the United States or its allies or trading partners; those matters discussed in Items 1A and 7A of our Annual Report on Form 10-K for the year ended June 30, 2012 and in our SEC filings; and our future decisions. Accordingly, actual circumstances and results could differ materially from those contemplated by the forward-looking statements.

Critical Accounting Policies

The Company’s consolidated financial statements are based on the accounting policies used. Certain accounting polices require that estimates and assumptions be made by management for use in the preparation of the financial statements. Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results and that require subjective or complex estimates by management. There have been no material changes with respect to the Company’s critical accounting policies from those disclosed in its 2012 Annual Report on Form 10-K filed with the SEC on August 16, 2012.

Results of Operations

Our net sales and profitability have improved year over year for several consecutive quarters and we have positioned the Company for growth. During fiscal 2012, we substantially completed a major overhaul of our products. In addition, we have invested significantly in (i) getting our messages across, (ii) the strength of our interior design professionals and management in our retail business, (iii) new technologies across key aspects of our vertically integrated business, and (iv) the ramp up of our North American manufacturing capacity where we manufacture approximately 70% of our products. Our competitive advantages arise from providing high quality products of the finest craftsmanship, offering complimentary design service through our 2,000 motivated interior design professionals, giving free local delivery, enhancing our technology in all aspects of the business, and through leveraging our vertically integrated structure.  Executing against all of these elements helps us achieve our mission of ‘Luxury Made Affordable’.

Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011

Consolidated revenue for the three months ended September 30, 2012 increased 1.4% to $187.4 million, from $184.9 million for the three months ended September 30, 2011. We attribute the current year growth to (i) continued success of our new and innovative marketing initiatives including promotional pricing and our interactive web site ethanallen.com, (ii) the positive effects of our national television and direct mail media campaigns, (iii) significant new product introductions, which began in fiscal 2012, and (iv) our continued repositioning of the retail network.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

At September 30, 2012, the Company operated 149 of the 302 global network design centers compared with 146 of the 293 at September 30, 2011. Our global network included 73 design centers in China at the end of the current quarter versus 61 at September 30, 2011. Our international net sales were 6.2% and 6.4% of consolidated net sales for the three months ended September 30, 2012 and 2011 respectively largely due to sales to our independent retailer in China.

Wholesale revenue for the first quarter of fiscal 2013 decreased 4.3% to $111.4 million from $116.4 million in the prior year comparable period. The prior year net sales benefitted from shipments of design center new product floor samples for the first phase of our product overhaul last fiscal year. Orders in the current quarter for our wholesale segment increased by 4.6% compared to the same period last year.

Retail revenue from Ethan Allen-operated design centers for the three months ended September 30, 2012 increased 5.6% to $149.1 million from $141.2 million for the three months ended September 30, 2011. We believe the increase in retail sales by Ethan Allen-operated design centers is due to our promotional marketing campaigns and the design solutions approach of our interior design professionals, continued use of both our national television and direct mail media campaigns, our digital communications to prospective clients, the positive effects of repositioning the retail network, and a net increase of three Ethan Allen-operated design centers between September 30, 2011 and September 30, 2012. We ended the current quarter with 149 Ethan Allen-operated design centers.

Comparable design centers are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design centers sales in their 13th full month of Ethan Allen-owned operations. Quarter-over-quarter, written business of Ethan Allen-operated design centers increased 9.1% while comparable design centers written business increased 8.2%. The frequency of our promotional events as well as the timing of the end of those events can impact the orders booked during a given quarter.

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

Gross profit increased 6.5% during the quarter to $104.3 million (55.6% of net sales) from $97.9 million (52.9% of net sales) in the prior year comparable quarter. The increase in gross profit was primarily due to improved gross margin rates across our retail and wholesale businesses due to efficiencies and improved pricing, and a higher mix of our retail net sales to our consolidated net sales (80% in the current quarter versus 76% in the prior year quarter).

Operating expenses increased $2.1 million to $86.3 million from $84.2 million in the prior year quarter due primarily to a $1.6 million loss on the sale of real estate. Remaining increases were largely from higher variable costs in our retail segment.

Operating income and profit margin for the quarter ended September 30, 2012 was $18.0 million, or 9.6% of net sales, an increase of $4.3 million or 31.6% from the prior year quarter’s $13.6 million, or 7.4% of net sales. Wholesale operating income for the three months ended September 30, 2012 was $16.0 million, or 14.4% of sales, compared to $15.7 million, or 13.5% of sales, in the prior year comparable quarter. Retail operating income for the first quarter of fiscal 2013 was $1.0 million, or 0.7% of sales, compared to a loss of $1.5 million, or a negative 1.1% of sales the prior year. Improvements in operating income were driven primarily by the 1.4% growth in consolidated net sales and higher gross profits as previously discussed.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Interest and other miscellaneous income, net remained consistent with the prior year at $0.1 million.

Interest and other related financing costs amounted to $2.2 million in the current quarter compared to $2.4 million in the prior year comparable quarter. This reduction is due to lower interest expense resulting from reductions in debt outstanding primarily due to our Senior Note repurchases.

Income tax expense for the three months ended September 30, 2012 totaled $5.8 million compared to $4.6 million for the three months ended September 30, 2011. Our effective tax rate for the current quarter was a 36.4% compared to 40.3% in the prior year quarter. The current quarter effective tax rate includes tax expense on the current quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on certain deferred tax assets. The prior period effective tax rate includes tax expense on the current quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on certain deferred tax assets.

Net income for the three months ended September 30, 2012, was $10.1 million compared to $6.8 million in the prior year comparable period. This resulted in net income per diluted share of $0.35 for the quarter ended September 30, 2012 compared to $0.23 per diluted share for the quarter ended September 30, 2011.

Liquidity and Capital Resources

At September 30, 2012, we held unrestricted cash and cash equivalents of $73.9 million, marketable securities of $10.7 million, and restricted cash and investments of $15.4 million. At June 30, 2012, we held unrestricted cash and cash equivalents of $79.7 million, marketable securities of $9.0 million, and restricted cash and investments of $15.4 million. Our principal sources of liquidity include cash and cash equivalents, marketable securities, cash flow from operations, amounts available under our credit facility, and other borrowings.

In September 2005, we issued $200.0 million in ten-year senior unsecured notes due 2015 (the "Senior Notes"). The Senior Notes were issued by Global, bearing an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1. We have used the net proceeds of $198.4 million to improve our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes. During the full fiscal years 2011 and 2012, the Company reduced its Senior Notes by an aggregate face value of $46.6 through unsolicited purchases.

We also maintain a $50 million senior secured, asset-based revolving credit facility (the “Facility”). We have not had any revolving loans under the Facility at any time. At September 30, 2012 and June 30, 2012, there were $0.6 million of standby letters of credit outstanding under the Facility. The Facility is subject to borrowing base availability and includes a right for the Company to increase the total facility to $100 million subject to certain conditions. The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt, engage in mergers and consolidations, make restricted payments (including dividends), sell certain assets, and make investments. Remaining availability under the Facility totaled $49.4 million at September 30, 2012 and at June 30, 2012 and as a result, covenants and other restricted payment limitations did not apply. The Facility expires March 25, 2016, or June 26, 2015 if the Senior Notes have not been refinanced prior to that date.

At September 30, 2012 and June 30, 2012, we were in compliance with all covenants of the Senior Notes and the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A summary of net cash provided by (used in) operating, investing, and financing activities for the three month periods ended September 30, 2012 and 2011 is provided below (in millions):

	Three months ended September 30,
	2012	2011
Operating Activities
Net income plus depreciation and amortization	$14.7	$11.8
Working capital items	(9.9)	(5.3)
Other operating activities	1.9	(0.2)
Total provided by (used in) operating activities	$6.7	$6.3

Investing Activities
Capital expenditures and acquisitions	$(8.9)	$(3.4)
Net purchases of marketable securities	(1.8)	1.7
Other investing activities	0.8	1.3
Total provided by (used in) investing activities	$(9.9)	$(0.4)

Financing Activities
Payments of long-term debt and capital lease obligations	$(0.1)	$(2.2)
Purchases and retirements of company stock	-	(0.9)
Payment of cash dividends	(2.6)	(2.0)
Other financing activities	0.1	-
Total provided by (used in) financing activities	$(2.6)	$(5.1)

Operating Activities

In the first three months of fiscal 2013, cash of $6.7 million was generated by operating activities, an increase of $0.4 million from the comparable prior fiscal period. The net increase in cash generated from operating activities was largely due to an increase in net income of $3.3 million, partly offset by a $0.4 million decrease in depreciation and amortization. There was an increase in the use of cash for working capital items (defined below) of $4.6 million in the current fiscal year as a result of normal fluctuations due to timing. Other uses of cash increased by $2.1 million during the current period, primarily due to a loss in the current quarter on the sale of a retail property. Working capital items consist of accounts receivable, inventories, prepaid and other current assets, customer deposits, payables, and accrued expenses and other current liabilities.

Investing Activities

In the first three months of fiscal 2013, $9.9 million of cash was used in investing activities, which is $9.5 million more than was used during the first three months of fiscal 2012. More cash was used in fiscal 2013 largely due to an increase in capital expenditures in the current period for retail real estate and expansion of our manufacturing capacity in Honduras, as well as an increase in our net purchases of marketable securities. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities

In the first three months of fiscal 2013, $2.6 million was used in financing activities, which is a $2.4 million decrease from cash used in the first three months of fiscal 2012. This decrease was primarily caused by a reduction in both our Senior Note buybacks and our common stock repurchases in the current fiscal year. The Company increased its quarterly cash dividend rate in July 2012 to $0.09 from $0.07 per share. The Company has continuously paid dividends every quarter since 1996 and we expect to continue to do so as economic conditions and liquidity permit.

As of September 30, 2012, our outstanding debt totaled $154.5 million, the current and long-term portions of which amounted to $0.3 and $154.2 million, respectively. This consists of $153.0 million in long-term Senior Notes which mature in September 2015 (fiscal 2016), and $1.5 million in capital leases which mature in April 2017 and February 2018. The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $0.3 million in each of fiscal 2014 and fiscal 2015,  $153.3 million in fiscal 2016, $0.3 million in fiscal 2017 and $0.2 million in fiscal 2018. At June 30, 2012 our outstanding debt totaled $154.5 million, the current and long-term portions of which amounted to less than $0.3 million and $154.2 million respectively.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

There has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended June 30, 2012 as filed with the SEC on August 16, 2012.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of September 30, 2012, we had working capital of $137.6 million compared to $131.7 million at June 30, 2012, an increase of $5.9 million, or 4.5%. The Company had a current ratio of 1.96 to 1 at September 30, 2012 and 1.87 to 1 at June 30, 2012.

In addition to using available cash to fund changes in working capital, capital expenditures, acquisition activity, the repayment of debt, the payment of dividends, and debt repurchases, we have been authorized by our Board of Directors to repurchase shares of our common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. All of our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity.

During the three months ended September 30, 2012 and 2011, we repurchased and/or retired the following shares of our common stock:

	Three months ended September 30,
	2012	2011
Common shares repurchased	-	52,293
Cost to repurchase common shares	$-	$846,587
Average price per share	$-	$16.19

At September 30, 2012, we had a remaining Board authorization to repurchase 1,101,490 shares of our common stock.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such program in place at September 30, 2012 and June 30, 2012 was for our consumer credit program.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”). Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. Our obligation remains in effect for the term of the Program Agreement that expires in July 2014. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of this agreement also contain a right for the credit card issuer to demand from the Company collateral of up to $12 million if the Company does not meet certain covenants. As of September 30, 2012 and June 30, 2012, the Company maintained a restricted cash and investment collateral account of $6 million to satisfy the current collateral requirement.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasions, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of September 30, 2012 and June 30, 2012, our product warranty liability totaled $0.9 and $0.8 million, respectively.

Business Outlook

The home furnishings industry remains in a slow recovery period following the ’Great Recession’. Unemployment, consumer confidence, and housing related market indicators in the U.S. have shown improvement but major uncertainties remain. Risks of European sovereign debt crises occupy the headlines and economic growth remains a global challenge. Despite these headwinds and the highly competitive conditions in the U.S. home furnishings industry, the Company has performed relatively well. While economic conditions continue to be challenging, we remain cautiously optimistic about our future prospects.

We expect the home furnishings industry to remain extremely competitive with respect to both the sourcing of products and the wholesale and retail sales of those products for the foreseeable future. Domestic manufacturers continue to face pricing pressures because of the lower manufacturing costs in some other countries, particularly within Asia. While we have also turned to overseas sourcing to remain competitive, we choose to differentiate ourselves by maintaining a substantial domestic manufacturing base. We continue to believe that a balanced approach to product sourcing, which includes the domestic manufacture of certain product offerings coupled with the import of other selected products, provides the greatest degree of flexibility and is the most effective approach to ensuring that acceptable levels of quality, service and value are attained.

Our retail strategy involves (i) a continued focus on providing a wide array of product solutions and superior interior design solutions, (ii) the opening of new or relocated design centers in more prominent locations, while encouraging independent retailers to do the same, (iii) leveraging the use of technology and personal service within our retail network, and (iv) further expansion internationally. We believe this strategy provides an opportunity to grow our business.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012 as filed with the SEC on August 16, 2012.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Vice President-Finance ("VPF"), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and VPF, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the matters discussed in Part I, Item 3 - Legal Proceedings in our Annual Report on Form 10-K for the year ended June 30, 2012 as filed with the SEC on August 16, 2012.

Item 1A. Risk Factors

There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012 as filed with the SEC on August 16, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser of us (as defined in Rule 10b-18(a)(3) under the Exchange Act) repurchased any shares of our common stock during the three months ended September 30, 2012  The maximum number of shares that may yet be purchased under our publicly announced repurchase program is 1,101,490.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

DATE: November 2, 2012	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 2, 2012	BY: /s/ David R. Callen
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