Form 10-Q
period 2012-12-31
ETHAN ALLEN INTERIORS INC
filed 2013-02-01
CIK 896156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes[   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).[X] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[   ] Yes[X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
At January 23, 2013, there were 28,858,147 shares of Class A Common Stock, par value $.01, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands)

	December 31, 2012	June 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,267	$79,721
Marketable securities	17,869	9,005
Accounts receivable, less allowance for doubtful accounts of $1,262 at December 31, 2012 and $1,250 at June 30, 2012	11,137	14,919
Inventories	142,385	155,739
Prepaid expenses and other current assets	20,258	23,408
Total current assets	248,916	282,792

Property, plant and equipment, net	299,153	295,695
Goodwill and other intangible assets	45,128	45,128
Restricted cash and investments	15,427	15,416
Other assets	6,752	5,757
Total assets	$615,376	$644,788

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$466	$250
Customer deposits	46,676	65,465
Accounts payable	16,334	27,315
Accrued compensation and benefits	29,109	30,534
Accrued expenses and other current liabilities	23,773	27,513
Total current liabilities	116,358	151,077
Long-term debt	154,871	154,250
Other long-term liabilities	18,486	17,593
Total liabilities	289,715	322,920
Shareholders' equity:
Class A common stock	485	485
Additional paid-in-capital	361,956	361,165
Less: Treasury stock (at cost)	(584,041)	(584,041)
Retained earnings	545,740	542,918
Accumulated other comprehensive income	1,301	1,141
Total Ethan Allen Interiors Inc. shareholders' equity	325,441	321,668
Noncontrolling interests	220	200
Total shareholders' equity	325,661	321,868
Total liabilities and shareholders' equity	$615,376	$644,788

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Net sales	$191,251	$183,275	$378,688	$368,196
Cost of sales	87,284	85,056	170,468	172,092
Gross profit	103,967	98,219	208,220	196,104
Selling, general and administrative expenses	86,610	84,281	172,909	168,528
Operating income	17,357	13,938	35,311	27,576
Interest and other miscellaneous income, net	128	145	202	205
Interest and other related financing costs	2,198	2,274	4,397	4,625
Income before income taxes	15,287	11,809	31,116	23,156
Income tax expense	5,441	3,732	11,206	8,309
Net income	$9,846	$8,077	$19,910	$14,847

Per share data:
Basic earnings per common share:
Net income per basic share	$0.34	$0.28	$0.69	$0.52
Basic weighted average common shares	28,846	28,823	28,841	28,791
Diluted earnings per common share:
Net income per diluted share	$0.34	$0.28	$0.68	$0.51
Diluted weighted average common shares	29,223	29,069	29,182	29,010

Comprehensive income:
Net income	$9,846	$8,077	$19,910	$14,847
Other comprehensive income
Currency translation adjustment	(20)	(543)	140	(2,241)
Other	15	(10)	40	(1)
Other comprehensive income (loss) net of tax	(5)	(553)	180	(2,242)
Comprehensive income	$9,841	$7,524	$20,090	$12,605

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended December 31,
	2012	2011
Operating activities:
Net income	$19,910	$14,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,966	9,582
Compensation expense related to share-based payment awards	773	743
Provision (benefit) for deferred income taxes	(730)	6
(Gain) loss on disposal of property, plant and equipment	1,630	1,617
Other	177	162

Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	3,062	956
Inventories	13,464	5,973
Prepaid and other current assets	4,599	85
Customer deposits	(19,423)	(16,408)
Accounts payable	(10,981)	(4,506)
Accrued expenses and other current liabilities	(3,141)	(3,540)
Other assets and liabilities	(126)	1,448
Net cash provided by operating activities	18,180	10,965

Investing activities:
Proceeds from the disposal of property, plant & equipment	1,266	1,792
Change in restricted cash and investments	(11)	989
Capital expenditures	(13,565)	(11,392)
Acquisitions	(598)	-
Purchases of marketable securities	(13,816)	(2,108)
Sales of marketable securities	4,740	3,825
Other investing activities	651	769
Net cash used in investing activities	(21,333)	(6,125)

Financing activities:
Payments on long-term debt and capital lease obligations	(124)	(12,128)
Purchases and retirements of company stock	-	(847)
Payment of cash dividends	(19,617)	(4,031)
Other financing activities	333	297
Net cash used in financing activities	(19,408)	(16,709)
Effect of exchange rate changes on cash	107	(298)
Net increase (decrease) in cash & cash equivalents	(22,454)	(12,167)
Cash & cash equivalents at beginning of period	79,721	78,519
Cash & cash equivalents at end of period	$57,267	$66,352

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Six Months Ended December 31, 2012
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- Controlling Interests	Total
Balance at June 30, 2012	$485	$361,165	$(584,041)	$1,141	$542,918	$200	$321,868

Issuance of common shares upon the exercise of share-based awards	-	333	-	-	-	-	333

Compensation expense associated with share-based awards	-	773	-	-	-	-	773

Tax benefit associated with exercise of share based awards	-	(315)	-	-	-	-	(315)

Dividends declared on common stock	-	-	-	-	(17,088)	-	(17,088)

Comprehensive income				160	19,910	20	20,090
Balance at December 31, 2012	$485	$361,956	$(584,041)	$1,301	$545,740	$220	$325,661

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

For the three and six months ended December 31, 2012 and 2011, the Company has presented Selling, general and administrative expenses as a single line on the Consolidated Statements of Comprehensive Income, to remove information we believe is not meaningful and to improve comparability with peer companies. Selling expenses, General and administrative expenses, and Restructuring and impairment charges had previously been presented separately.

(2) Interim Financial Presentation

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2012.

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by the taxing authorities in such major jurisdictions as the U.S, Canada, Mexico and Honduras. As of December 31, 2012, the Company and certain subsidiaries are currently under audit from 2006 through 2010 in the U.S. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant. It is reasonably possible that some of these audits may be completed during the next twelve months. It is reasonable to expect that various issues relating to uncertain tax benefits will be resolved within the next twelve months as exams are completed or as statutes expire and will impact the effective tax rate.

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

We retained a valuation allowance against various state and local deferred tax assets in our retail segment. At December 31, 2012 this valuation allowance was approximately $2.3 million.

The Company’s consolidated effective tax rate was 35.6% and 36.0% for the three and six months ended December 31, 2012, respectively and 31.6% and 35.9% for the three and six months ended December 31, 2011 respectively. The current quarter effective tax rate includes tax expense on the current quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances. The prior period effective tax rate includes tax expense on the current quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on deferred tax assets.

(4) Restricted Cash and Investments

At both December 31, 2012 and June 30, 2012, we held $15.4 million of restricted cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation and other insurance and for the benefit of the issuer of our private label credit card. These funds can be invested in high quality money market mutual funds, U.S. Treasuries and U.S. Government agency fixed income instruments, and cannot be withdrawn without the prior written consent of the secured party. These assets are carried at cost, which approximates market value and are classified as long-term assets because they are not expected to be used within one year to fund operations. See also Note 12, “Fair Value Measurements".

(5) Marketable Securities

At December 31, 2012 and June 30, 2012, the Company held marketable securities of $17.9 million and $9.0 million respectively, classified as current assets, consisting of U.S. municipal and corporate bonds with maturities ranging from less than one year to less than two years, which were rated A/A2 or better by the rating services Standard & Poors (“S&P”) and Moodys Investors Service (“Moodys”) respectively. There have been no material realized or unrealized gains or losses for the six months ended December 31, 2012 and December 31, 2011. We do not believe there are any impairments considered to be other than temporary at December 31, 2012. Also see Note 12, “Fair Value Measurements"

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(6) Inventories

Inventories at December 31, 2012 and June 30, 2012 are summarized as follows (in thousands):

	December 31, 2012	June 30, 2012

Finished goods	$110,681	$119,978
Work in process	7,525	8,638
Raw materials	24,179	27,123
	$142,385	$155,739

Inventories are presented net of a related valuation allowance of $2.9 million at December 31, 2012 and $2.7 million at June 30, 2012.

(7) Borrowings

Total debt obligations at December 31, 2012 and June 30, 2012 consist of the following (in thousands):

	December 31, 2012	June 30, 2012
5.375% Senior Notes due 2015	$153,047	$152,986
Capital leases and other	2,290	1,514
Total debt	155,337	154,500
Less current maturities	466	250
Total long-term debt	$154,871	$154,250

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

We also maintain a $50 million senior secured, asset-based revolving credit facility (the “Facility”). We have not had any revolving loans under the Facility at any time. At December 31, 2012 and June 30, 2012, there were $0.6 million of standby letters of credit outstanding under the Facility. The Facility is subject to borrowing base availability and includes a right for the Company to increase the total facility to $100 million subject to certain conditions. The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt, engage in mergers and consolidations, make restricted payments (including dividends), sell certain assets, and make investments. Remaining availability under the Facility totaled $49.4 million at December 31, 2012 and at June 30, 2012 and as a result, covenants and other restricted payment limitations did not apply. The Facility expires March 25, 2016, or June 26, 2015 if the Senior Notes have not been refinanced prior to that date.

At December 31, 2012 and June 30, 2012, we were in compliance with all covenants of the Senior Notes and the Facility.

(8) Litigation

Environmental Matters

We and our subsidiaries are subject to various environmental laws and regulations. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials. As of December 31, 2012 and June 30, 2012, we believe that the Company was adequately reserved. We believe our currently anticipated capital expenditures for environmental control facility matters are not material.

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

(9) Share-Based Compensation

On July 31, 2012, the Company awarded options to purchase 57,582 shares of our common stock at the closing stock price on the grant date, with a fair value per share of $9.05 and vesting periods ranging from three to four years. During the six months ended December 31, 2012, options covering 619,249 shares of common stock were cancelled, primarily due to expiration of their 10 year term. At December 31, 2012, there are 1,067,931 shares of common stock available for future issuance pursuant to the 1992 Stock Option Plan.

(10) Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Weighted average common shares outstanding for basic calculation	28,846	28,823	28,841	28,791
Effect of dilutive stock options and other share-based awards	377	246	341	219
Weighted average common shares outstanding adjusted for dilution calculation	29,223	29,069	29,182	29,010

As of December 31, 2012 and 2011, stock options to purchase 945,882 and 1,666,700 common shares, respectively, were excluded from the respective diluted earnings per share calculation because their impact was anti-dilutive.

(11) Comprehensive Income

Our accumulated other comprehensive income, which is comprised of losses on certain derivative instruments, accumulated foreign currency translation adjustments, and unrealized gain and loss on investments, totaled $1.3 million at December 31, 2012 and $1.1 million at June 30, 2012. Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada, Mexico, Honduras and Belgium. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. Beginning with the first quarter of fiscal 2013, the company reports comprehensive income in a single continuous statement of comprehensive income. See also Note 14, “Recently Issued Accounting Pronouncements”.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and June 30, 2012 (in thousands):

December 31, 2012
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$72,694	$-	$-	$72,694
Available-for-sale securities	-	17,869	-	17,869
Total	$72,694	$17,869	$-	$90,563

June 30, 2012
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$95,137	$-	$-	$95,137
Available-for-sale securities	-	9,005	-	9,005
Total	$95,137	$9,005	$-	$104,142

Cash equivalents consist of money market accounts and mutual funds in U.S. government and agency fixed income securities. We use quoted prices in active markets for identical assets or liabilities to determine fair value. There were no transfers between level 1 and level 2 during the first six months of fiscal 2013 or fiscal 2012. At both December 31, 2012 and June 30, 2012, $15.4 million of the cash equivalents were restricted, and classified as a long-term asset.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

At December 31, 2012, available-for-sale securities consist of $16.4 million in U.S. municipal bonds and $1.5 million of corporate bonds, and at June 30, 2012, available-for-sale securities consisted of $7.5 million in U.S. municipal bonds and $1.5 million of corporate bonds, all with maturities of less than two years. The bonds are rated A/A2 or better by S&P/Moodys respectively. As of December 31, 2012 and June 30, 2012, there were no material gross unrealized gains or losses on available-for-sale securities.

As of December 31, 2012 and June 30, 2012, the contractual maturities of our available-for-sale securities were as follows:

December 31, 2012
	Cost	Estimated Fair Value
Due in one year or less	$14,811	$14,782
Due after one year through five years	$3,080	$3,087

June 30, 2012
	Cost	Estimated Fair Value
Due in one year or less	$6,999	$6,862
Due after one year through five years	$2,130	$2,143

No investments have been in a continuous loss position for more than one year, and no other-than-temporary impairments were recognized. Also see Note 4, "Restricted Cash and Investments" and Note 5, "Marketable Securities".

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We measure certain assets at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. During the six month period ended December 31, 2012, we recorded a $1.6 million impairment against assets held for sale, and during the six months ended December 31, 2011, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

We evaluate performance of the respective segments based upon revenues and operating income. While the manner in which our home furnishings and accessories are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different. Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other). The allocation of retail sales by product line is reasonably similar to that of the wholesale segment. A breakdown of wholesale sales by these product lines for the three and six months ended December 31, 2012 and 2011 is provided as follows:

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Case Goods	37%	39%	38%	39%
Upholstered Products	48%	44%	47%	45%
Home Accessories and Other	15%	17%	15%	16%
	100%	100%	100%	100%

Segment information for the three and six months ended December 31, 2012 and 2011 is provided below (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Net sales:
Wholesale segment	$108,172	$106,631	$219,589	$223,025
Retail segment	151,827	143,104	300,906	284,285
Elimination of inter-company sales	(68,748)	(66,460)	(141,807)	(139,114)
Consolidated Total	$191,251	$183,275	$378,688	$368,196

Operating income (loss):
Wholesale segment	$8,892	$15,702	$24,897	$31,393
Retail segment	6,017	(2,532)	7,065	(4,029)
Adjustment of inter-company profit (1)	2,448	768	3,349	212
Consolidated Total	$17,357	$13,938	$35,311	$27,576

Depreciation & Amortization:
Wholesale segment	$1,954	$1,780	$3,981	$3,984
Retail segment	2,406	2,813	4,985	5,598
Consolidated Total	$4,360	$4,593	$8,966	$9,582

Capital expenditures:
Wholesale segment	$1,989	$6,598	$4,643	$8,403
Retail segment	3,258	1,419	8,922	2,989
Acquisitions	-	-	598	-
Consolidated Total	$5,247	$8,017	$14,163	$11,392

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2012	June 30, 2012
Total Assets:
Wholesale segment	$291,648	$309,573
Retail segment	351,400	366,594
Inventory profit elimination (2)	(27,672)	(31,379)
Consolidated Total	$615,376	$644,788

(1)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.
(2)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

At December 31, 2012, there were 91 independent retail design centers located outside the United States compared with 84 at December 31, 2011, with the increase occurring in China. Approximately 5.9% of our net sales during the current six months were derived from sales to international retail design centers compared with 6.1% in the prior year.

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

The following tables set forth the condensed consolidating balance sheets as of December 31, 2012 and June 30, 2012, the condensed consolidating statements of operations for the three and six months ended December 31, 2012 and 2011, and the condensed consolidating statements of cash flows for the six months ended December 31, 2012 and 2011 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

December 31, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$49,220	$5,316	$2,731	$-	$57,267
Marketable securities	-	17,869	-	-	-	17,869
Accounts receivable, net	-	10,861	276	-	-	11,137
Inventories	-	-	165,051	5,006	(27,672)	142,385
Prepaid expenses and other current assets	-	7,355	10,801	2,102	-	20,258
Intercompany receivables	-	852,131	284,679	(8,892)	(1,127,918)	-
Total current assets	-	937,436	466,123	947	(1,155,590)	248,916
Property, plant and equipment, net	-	9,750	273,562	15,841	-	299,153
Goodwill and other intangible assets	-	37,905	7,223	-	-	45,128
Restricted cash and investments	-	15,427	-	-	-	15,427
Other assets	-	5,148	1,604	-	-	6,752
Investment in affiliated companies	673,506	(109,636)	-	-	(563,870)	-
Total assets	$673,506	$896,030	$748,512	$16,788	$(1,719,460)	$615,376
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$-	$-	$466	$-	$-	$466
Customer deposits	-	-	44,192	2,484	-	46,676
Accounts payable	-	3,943	11,908	483	-	16,334
Accrued expenses and other current liabilities	126	35,887	15,661	1,208	-	52,882
Intercompany payables	347,719	(720)	768,708	12,211	(1,127,918)	-
Total current liabilities	347,845	39,110	840,935	16,386	(1,127,918)	116,358
Long-term debt	-	153,047	1,824	-	-	154,871
Other long-term liabilities	-	3,650	14,725	111	-	18,486
Total liabilities	347,845	195,807	857,484	16,497	(1,127,918)	289,715
Shareholders’ equity	325,661	700,223	(108,972)	291	(591,542)	325,661
Total liabilities and shareholders’ equity	$673,506	$896,030	$748,512	$16,788	$(1,719,460)	$615,376

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)
Three months ended December 31, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$107,768	$201,661	$10,149	$(128,327)	$191,251
Cost of sales	-	81,997	130,553	6,128	(131,394)	87,284
Gross profit	-	25,771	71,108	4,021	3,067	103,967
Selling, general and administrative expenses	45	12,112	69,884	4,569	-	86,610
Total operating expenses	45	12,112	69,884	4,569	-	86,610
Operating income (loss)	(45)	13,659	1,224	(548)	3,067	17,357
Interest and other miscellaneous income, net	9,891	83	31	(34)	(9,843)	128
Interest and other related financing costs	-	2,183	15	-	-	2,198
Income before income tax expense	9,846	11,559	1,240	(582)	(6,776)	15,287
Income tax expense	-	4,735	683	23	-	5,441
Net income/(loss)	$9,846	$6,824	$557	$(605)	$(6,776)	$9,846

Three months ended December 31, 2011

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$106,087	$196,556	$8,533	$(127,901)	$183,275
Cost of sales	-	78,863	130,514	4,503	(128,824)	85,056
Gross profit	-	27,224	66,042	4,030	923	98,219
Selling, general and administrative expenses	45	10,699	70,146	3,391	-	84,281
Total operating expenses	45	10,699	70,146	3,391	-	84,281
Operating income (loss)	(45)	16,525	(4,104)	639	923	13,938
Interest and other miscellaneous income, net	8,122	(3,451)	89	6	(4,621)	145
Interest and other related financing costs	-	2,274	-	-	-	2,274
Income before income tax expense	8,077	10,800	(4,015)	645	(3,698)	11,809
Income tax expense	-	3,601	124	7	-	3,732
Net income/(loss)	$8,077	$7,199	$(4,139)	$638	$(3,698)	$8,077

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)
Six months ended December 31, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$219,392	$405,611	$19,729	$(266,044)	$378,688
Cost of sales	-	165,802	262,482	11,935	(269,751)	170,468
Gross profit	-	53,590	143,129	7,794	3,707	208,220
Selling, general and administrative expenses	90	22,354	141,806	8,659	-	172,909
Total operating expenses	90	22,354	141,806	8,659	-	172,909
Operating income (loss)	(90)	31,236	1,323	(865)	3,707	35,311
Interest and other miscellaneous income, net	20,000	(519)	25	(75)	(19,229)	202
Interest and other related financing costs	-	4,366	31	-	-	4,397
Income before income tax expense	19,910	26,351	1,317	(940)	(15,522)	31,116
Income tax expense	-	10,058	1,102	46	-	11,206
Net income/(loss)	$19,910	$16,293	$215	$(986)	$(15,522)	$19,910

Six months ended December 31, 2011

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$222,563	$391,376	$17,428	$(263,171)	$368,196
Cost of sales	-	166,387	259,697	9,636	(263,628)	172,092
Gross profit	-	56,176	131,679	7,792	457	196,104
Selling, general and administrative expenses	90	22,458	139,144	6,836	-	168,528
Total operating expenses	90	22,458	139,144	6,836	-	168,528
Operating income (loss)	(90)	33,718	(7,465)	956	457	27,576
Interest and other miscellaneous income, net	14,937	(6,510)	145	6	(8,373)	205
Interest and other related financing costs	-	4,625	-	-	-	4,625
Income before income tax expense	14,847	22,583	(7,320)	962	(7,916)	23,156
Income tax expense	-	8,103	170	36	-	8,309
Net income/(loss)	$14,847	$14,480	$(7,490)	$926	$(7,916)	$14,847

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
Six months ended December 31, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$19,284	$(5,033)	$2,258	$1,671	$-	$18,180
Cash flows from investing activities:
Capital expenditures	-	(1,758)	(10,261)	(1,546)	-	(13,565)
Acquisitions	-	-	(598)	-	-	(598)
Proceeds from the disposal of property, plant and equipment	-	51	1,215	-	-	1,266
Change in restricted cash and investments	-	(11)	-	-	-	(11)
Purchase of marketable securities	-	(13,816)	-	-	-	(13,816)
Proceeds from the sale of marketable securities	-	4,740	-	-	-	4,740
Other	-	101	550	-	-	651
Net cash provided by (used in) investing activities	-	(10,693)	(9,094)	(1,546)	-	(21,333)
Cash flows from financing activities:
Payments on long-term debt	-	-	(124)	-	-	(124)
Dividends paid	(19,617)	-	-	-	-	(19,617)
Other	333	-	-	-	-	333
Net cash provided by (used in) financing activities	(19,284)	-	(124)	-	-	(19,408)
Effect of exchange rate changes on cash	-	-	-	107	-	107
Net decrease in cash and cash equivalents	-	(15,726)	(6,960)	232	-	(22,454)
Cash and cash equivalents – beginning of period	-	64,946	12,276	2,499	-	79,721
Cash and cash equivalents – end of period	$-	$49,220	$5,316	$2,731	$-	$57,267

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
Six months ended December 31, 2011
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$4,856	$(1,586)	$4,833	$2,862	$-	$10,965
Cash flows from investing activities:
Capital expenditures	-	(1,036)	(9,224)	(1,132)	-	(11,392)
Proceeds from the disposal of property, plant and equipment	-	68	1,724	-	-	1,792
Change in restricted cash and investments	-	989	-	-	-	989
Purchase of marketable securities	-	(2,108)	-	-	-	(2,108)
Proceeds from the sale of marketable securities	-	3,825	-	-	-	3,825
Other	-	258	511	-	-	769
Net cash used in investing activities	-	1,996	(6,989)	(1,132)	-	(6,125)
Cash flows from financing activities:
Payments on long-term debt	-	(11,918)	(210)	-	-	(12,128)
Dividends paid	(4,031)	-	-	-	-	(4,031)
Purchases and other retirements of company stock	(847)	-	-	-	-	(847)
Other	22	-	275	-	-	297
Net cash used in financing activities	(4,856)	(11,918)	65	-	-	(16,709)
Effect of exchange rate changes on cash	-	-	-	(298)	-	(298)
Net increase (decrease) in cash and cash equivalents	-	(11,508)	(2,091)	1,432	-	(12,167)
Cash and cash equivalents – beginning of period	-	69,763	7,716	1,040	-	78,519
Cash and cash equivalents – end of period	$-	$58,255	$5,625	$2,472	$-	$66,352

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

For the three and six months ended December 31, 2012 and 2011, the Company has presented Selling, general and administrative expenses as a single line on the Consolidated Statements of Comprehensive Income to remove information we believe is not meaningful and to improve comparability with peer companies. Selling expenses, General and administrative expenses, and Restructuring and impairment charges had previously been presented separately.

Results of Operations

Our net sales and profitability have improved for several consecutive quarters as compared to the same prior year periods, and we have positioned the Company for growth. During fiscal 2012, we substantially completed a major overhaul of our products. During the first six months of fiscal 2013 we opened in Montreal, Canada and Brussels, Belgium, our first company operated design centers in non-English speaking markets, and launched www.ethanallen.ca our new multi-lingual website. On October 29, 2012 Hurricane Sandy made landfall in the Northeast U.S., resulting in Federal disaster area designation in portions of several states we do business in. Twenty eight of our Retail division design centers and eight independent retailer locations were affected. Hurricane Sandy negatively impacted our written orders, delivered sales, and our manufacturing margins during the current quarter.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We continue to invest significantly in (i) getting our messages across, (ii) the strength of our interior design professionals and management in our retail business, (iii) new technologies across key aspects of our vertically integrated business, and (iv) the ramp up of our North American manufacturing capacity where we manufacture approximately 70% of our products. Our competitive advantages arise from providing high quality products of the finest craftsmanship, offering complimentary design service through an estimated 2,000 motivated interior design professionals network-wide, giving free local delivery, enhancing our technology in all aspects of the business, and through leveraging our vertically integrated structure.  Executing against all of these elements helps us achieve our mission of ‘Luxury Made Affordable’.

Quarter Ended December 31, 2012 Compared to Quarter Ended December 31, 2011

Consolidated revenue for the three months ended December 31, 2012 increased 4.4% to $191.3 million, from $183.3 million for the three months ended December 31, 2011. We attribute the current year growth to (i) continued success of our new and innovative marketing initiatives including promotional pricing and our interactive web site ethanallen.com, (ii) the positive effects of our national television and direct mail media campaigns, (iii) significant new product introductions, which began in fiscal 2012, and (iv) our continued repositioning of the retail network.

At December 31, 2012, the Company operated 149 of the 305 global network design centers compared with 147 of the 297 at December 31, 2011. Our global network included 74 design centers in China at the end of the current quarter versus 67 at December 31, 2011. Our international net sales were 5.7% and 5.8% of consolidated net sales for the three months ended December 31, 2012 and 2011 respectively. The majority of our international sales are to our independent retailer in China.

Wholesale revenue for the second quarter of fiscal 2013 increased 1.4% to $108.2 million from $106.6 million in the prior year comparable period. Orders in the current quarter for our wholesale segment decreased by 12.6% compared to the same period last year. Orders for prototype product intended for floor displays occur on a less regular basis than regular orders.  Excluding prototype orders in both periods, orders increased by 5.0% in fiscal 2013 compared to fiscal 2012.

Retail revenue from Ethan Allen-operated design centers for the three months ended December 31, 2012 increased 6.1% to $151.8 million from $143.1 million for the three months ended December 31, 2011. We believe the increase in retail sales by Ethan Allen-operated design centers is due to our promotional marketing campaigns and the design solutions approach of our interior design professionals, continued use of both our national television and direct mail media campaigns, our digital communications to prospective clients, the positive effects of repositioning the retail network, and a net increase of two Ethan Allen-operated design centers between December 31, 2011 and December 31, 2012. We ended the current quarter with 149 Ethan Allen-operated design centers.

Comparable design centers are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design centers sales in their 13th full month of Ethan Allen-owned operations. Written business of Ethan Allen-operated design centers during the quarter increased 1.2% while comparable design centers written business remained even with prior year quarter. The frequency of our promotional events as well as the timing of the end of those events can impact the orders booked during a given quarter.

We have made considerable investment within the retail network to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of the retail design center personnel. We believe that over time, we will continue to benefit from (i) our repositioning of the retail network, (ii) significant new product introductions, (iii) new marketing promotions and our interior design affiliate (IDA) program, (iv) continued use of technology including our state-of-the-art multi-lingual website coupled with personal service from our design professionals, and (v) ongoing use of targeted advertising media.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Gross profit increased 5.9% during the quarter to $104.0 million (54.4% of net sales) from $98.2 million (53.6% of net sales) in the prior year comparable quarter. The increase in gross profit was primarily due to improved gross margin rates in our retail segment due to efficiencies and improved pricing, and a higher mix of our retail net sales to our consolidated net sales (79% in the current quarter versus 78% in the prior year quarter). Our wholesale gross profit decreased by $1.8 million (29.7% of net sales from 31.9% of net sales in the prior year comparable quarter) as we reduced production to match the incoming order rate, which included fewer prototype orders than in the prior year, and increased costs of imported product in the second quarter of fiscal 2013.

Operating expenses increased $2.3 million to $86.6 million from $84.3 million in the prior year quarter due primarily to variable costs on higher net sales and costs associated with our retail expansion internationally including new design centers opened during the quarter in Montreal and Brussels. These were partly offset by operating efficiencies in our retail segment due to structural changes.

Operating income and profit margin for the quarter ended December 31, 2012 was $17.4 million, or 9.1% of net sales, an increase of $3.4 million or 24.5% from the prior year quarter’s $13.9 million, or 7.6% of net sales. Wholesale operating income for the three months ended December 31, 2012 was $8.9 million, or 8.2% of sales, compared to $15.7 million, or 14.7% of sales, in the prior year comparable quarter. Retail operating income for the second quarter of fiscal 2013 was $6.0 million, or 4.0% of sales, compared to a loss of $2.5 million, or a negative 1.8% of sales the prior year. Improvements in operating income were driven primarily by the 4.4% growth in consolidated net sales and higher retail gross profits as previously discussed.

Interest and other miscellaneous income, net remained consistent with the prior year at $0.1 million.

Interest and other related financing costs were slightly lower at $2.2 million in the current quarter compared to $2.3 million in the prior year comparable quarter, due to the timing of our Senior Note early repurchases in fiscal 2012.

Income tax expense for the three months ended December 31, 2012 totaled $5.4 million compared to $3.7 million for the three months ended December 31, 2011. Our effective tax rate for the current quarter was a 35.6% compared to 31.6% in the prior year quarter. The current quarter effective tax rate includes tax expense on the current quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on certain deferred tax assets. The prior period effective tax rate includes tax expense on the current quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on certain deferred tax assets.

Net income for the three months ended December 31, 2012, was $9.8 million compared to $8.1 million in the prior year comparable period. This resulted in net income per diluted share of $0.34 for the quarter ended December 31, 2012 compared to $0.28 per diluted share for the quarter ended December 31, 2011.

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

Consolidated revenue for the six months ended December 31, 2012 increased 2.8% to $378.7 million, from $368.2 million for the six months ended December 31, 2011. We attribute the current year growth to (i) continued success of our new and innovative marketing initiatives including promotional pricing and our interactive web site ethanallen.com, (ii) the positive effects of our national television and direct mail media campaigns, (iii) significant new product introductions, which began in fiscal 2012, and (iv) our continued repositioning of the retail network.

Our international net sales were 5.9% and 6.1% of consolidated net sales for the six months ended December 31, 2012 and 2011 respectively, a decrease of less than $0.1 million, or 0.4%.

Wholesale revenue for the first six months of fiscal 2013 decreased 1.5% to $219.6 million from $223.0 million in the prior year comparable period. The prior year net sales benefitted from shipments of prototype product for the first phase of our product overhaul last fiscal year. Orders in the current six months for our wholesale segment decreased by 4.2% compared to the same period last year, due to prototype orders in the prior year related to our new product introductions.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retail revenue from Ethan Allen-operated design centers for the six months ended December 31, 2012 increased 5.8% to $300.9 million from $284.3 million for the six months ended December 31, 2011. We believe the increase in retail sales by Ethan Allen-operated design centers is due to our promotional marketing campaigns and the design solutions approach of our interior design professionals, continued use of both our national television and direct mail media campaigns, our digital communications to prospective clients, the positive effects of repositioning the retail network, and a net increase of two Ethan Allen-operated design centers between December 31, 2011 and December 31, 2012.

Comparable design centers are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design centers sales in their 13th full month of Ethan Allen-owned operations. Year-over-year, written business of Ethan Allen-operated design centers increased 5.3% while comparable design centers written business increased 4.2%. The frequency of our promotional events as well as the timing of the end of those events can impact the orders booked during a given quarter.

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

Gross profit increased 6.2% during the period to $208.2 million (55.0% of net sales) from $196.1 million (53.3% of net sales) in the prior year comparable period. The increase in gross profit was primarily due to improved gross margin rates in our retail business due to efficiencies and improved pricing, and a higher mix of our retail net sales to our consolidated net sales (80% in the current year versus 77% in the prior year). Wholesale gross profit was negatively impacted by the reduced production due to reduced need for prototype product previously discussed.

Operating expenses increased $4.4 million to $172.9 million from $168.5 million in the prior year due primarily to variable costs on higher net sales and higher current fiscal year charges related to real estate and our international expansion.

Operating income and profit margin for the six months ended December 31, 2012 was $35.3 million, or 9.3% of net sales, an increase of $7.7million or 28.0% from the prior year’s $27.6 million, or 7.5% of net sales. Wholesale operating income for the six months ended December 31, 2012 was $24.9 million, or 11.3% of sales, compared to $31.4 million, or 14.1% of sales, in the prior year comparable period. Retail operating income for the first six months of fiscal 2013 was $7.1 million, or 2.3% of sales, compared to a loss of $4.0 million, or a negative 1.4% of sales the prior year. Improvements in operating income were driven primarily by the 2.8% growth in consolidated net sales and higher gross profits as previously discussed.

Interest and other miscellaneous income, net remained consistent with the prior year at $0.2 million.

Interest and other related financing costs amounted to $4.4 million in the current year compared to $4.6 million in the prior year. This reduction is due to lower interest expense resulting from reductions in debt outstanding primarily due to our Senior Note repurchases.

Income tax expense for the six months ended December 31, 2012 totaled $11.2 million compared to $8.3 million for the six months ended December 31, 2011. Our effective tax rate for the current year was a 36.0% compared to 35.9% in the prior year. The current effective tax rate includes tax expense on the current six months net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on certain deferred tax assets. The prior period effective tax rate includes tax expense on the current quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on certain deferred tax assets.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Net income for the six months ended December 31, 2012, was $19.9 million compared to $14.8 million in the prior year comparable period. This resulted in net income per diluted share of $0.68 for the current period compared to $0.51 per diluted share in the prior year period.

Liquidity and Capital Resources

At December 31, 2012, we held unrestricted cash and cash equivalents of $57.3 million, marketable securities of $17.9 million, and restricted cash and investments of $15.4 million. At June 30, 2012, we held unrestricted cash and cash equivalents of $79.7 million, marketable securities of $9.0 million, and restricted cash and investments of $15.4 million. Our principal sources of liquidity include cash and cash equivalents, marketable securities, cash flow from operations, amounts available under our credit facility, and other borrowings.

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

We also maintain a $50 million senior secured, asset-based revolving credit facility (the “Facility”). We have not had any revolving loans under the Facility at any time. At December 31, 2012 and June 30, 2012, there were $0.6 million of standby letters of credit outstanding under the Facility. The Facility is subject to borrowing base availability and includes a right for the Company to increase the total facility to $100 million subject to certain conditions. The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt, engage in mergers and consolidations, make restricted payments (including dividends), sell certain assets, and make investments. Remaining availability under the Facility totaled $49.4 million at December 31, 2012 and at June 30, 2012 and as a result, covenants and other restricted payment limitations did not apply. The Facility expires March 25, 2016, or June 26, 2015 if the Senior Notes have not been refinanced prior to that date.

At December 31, 2012 and June 30, 2012, we were in compliance with all covenants of the Senior Notes and the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A summary of net cash provided by (used in) operating, investing, and financing activities for the six month periods ended December 31, 2012 and 2011 is provided below (in millions):

	Six months ended December 31,
	2012	2011
Operating Activities
Net income plus depreciation and amortization	$28.9	$24.4
Working capital items	(12.4)	(17.4)
Other operating activities	1.7	4.0
Total provided by (used in) operating activities	$18.2	$11.0

Investing Activities
Capital expenditures and acquisitions	$(14.1)	$(11.4)
Net purchases of marketable securities	(9.1)	1.7
Other investing activities	1.9	3.6
Total provided by (used in) investing activities	$(21.3)	$(6.1)

Financing Activities
Payments of long-term debt and capital lease obligations	$(0.1)	$(12.1)
Purchases and retirements of company stock	-	(0.9)
Payment of cash dividends	(19.6)	(4.0)
Other financing activities	0.3	0.3
Total provided by (used in) financing activities	$(19.4)	$(16.7)

Operating Activities

In the first six months of fiscal 2013, cash of $18.2 million was generated by operating activities, an increase of $7.2 million from the comparable prior fiscal period. The net increase in cash generated from operating activities was largely due to an increase in net income of $5.1 million, partly offset by a depreciation and amortization decrease of $0.6 million. Working capital items (defined below) used $5.0 million less cash in the current fiscal year as a result of normal fluctuations due to timing of sales and orders. Other operating activities generated $2.3 million less cash during the current period, primarily due to changes in non-cash income tax valuation reserves during fiscal 2012. Working capital items consist of accounts receivable, inventories, prepaid and other current assets, customer deposits, payables, and accrued expenses and other current liabilities.

Investing Activities

In the first six months of fiscal 2013, $21.3 million of cash was used in investing activities, which is $15.2 million more than was used during the first six months of fiscal 2012. More cash was used in fiscal 2013 largely due to an increase in our net purchases of marketable securities, and partly for capital expenditures in the current period for retail real estate and expansion of our manufacturing capacity in Honduras. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities

In the first six months of fiscal 2013, $19.4 million was used in financing activities, which is a $2.7 million increase from cash used in the first six months of fiscal 2012. This increase was primarily related to increased dividend payments in the fiscal 2013 period as a result of (i) an increase in the regular quarterly dividend from $.07 per share to $.09 per share which occurred in July 2012, (ii) the acceleration of the payment of the quarterly dividend which would normally have occurred in January 2013 to December 2012, and (iii) the declaration and payment of a special dividend of $0.41 per share in December 2012.  The Board of Directors took the actions described in the foregoing clauses (ii) and (iii)to provide shareholders an opportunity for favorable tax treatment in 2012. This increase in dividends was partly offset by a reduction in our Senior Note buybacks, which were made in fiscal 2012 and not in fiscal 2013. The Company has continuously paid dividends every quarter since 1996 (subject to the acceleration of the dividend originally planned for the third quarter of fiscal 2013 to the second quarter, as described above) and we expect to continue to do so as economic conditions and liquidity permit.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

As of December 31, 2012, our outstanding debt totaled $155.3 million, which consists of $153.0 million in Senior Notes which mature in September 2015 (fiscal 2016), and $2.3 million in capital leases which mature in at various times from December 2016 through February 2018. The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $0.5 million in each of fiscal 2014 and fiscal 2015,  $153.6 million in fiscal 2016, $0.4 million in fiscal 2017 and $0.2 million in fiscal 2018. At June 30, 2012 our outstanding debt totaled $154.5 million, the current and long-term portions of which amounted to $0.3 million and $154.2 million respectively.

There has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended June 30, 2012 as filed with the SEC on August 16, 2012.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of December 31, 2012, we had working capital of $132.6 million compared to $131.7 million at June 30, 2012, an increase of $0.9 million, or 0.7%. The Company had a current ratio of 2.14 to 1 at December 31, 2012 and 1.87 to 1 at June 30, 2012.

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

During the six months ended December 31, 2012 and 2011, we repurchased and/or retired the following shares of our common stock:

	Six months ended
	December 31
	2012	2011
Common shares repurchased	-	52,293
Cost to repurchase common shares	$-	$846,587
Average price per share	$-	$16.19

At December 31, 2012, we had a remaining Board authorization to repurchase 1,101,490 shares of our common stock.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such program in place at December 31, 2012 and June 30, 2012 was for our consumer credit program.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”). Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. Our obligation remains in effect for the term of the Program Agreement that expires in July 2014. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of this agreement also contain a right for the credit card issuer to demand from the Company collateral of up to $12 million if the Company does not meet certain covenants. As of December 31, 2012 and June 30, 2012, the Company maintained a restricted cash and investment collateral account of $6 million to satisfy the current collateral requirement.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasions, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of December 31, 2012 and June 30, 2012, our product warranty liability totaled $0.9 and $0.8 million, respectively.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Vice President-Finance ("VPF"), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and VPF, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser of us (as defined in Rule 10b-18(a)(3) under the Exchange Act) repurchased any shares of our common stock during the three months ended December 31, 2012.  The maximum number of shares that may yet be purchased under our publicly announced repurchase program is 1,101,490.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

DATE: February 1, 2013	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: February 1, 2013	BY: /s/ David R. Callen
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