Form 10-Q
period 2013-03-31
ETHAN ALLEN INTERIORS INC
filed 2013-05-01
CIK 896156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
At April 23, 2013, there were 28,904,463 shares of Class A Common Stock, par value $.01, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands)

	March 31, 2013	June 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,645	$79,721
Marketable securities	18,176	9,005
Accounts receivable, less allowance for doubtful accounts of $1,200 at March 31, 2013 and $1,250 at June 30, 2012	11,344	14,919
Inventories	142,041	155,739
Prepaid expenses and other current assets	22,580	23,408
Total current assets	277,786	282,792
Property, plant and equipment, net	294,080	295,695
Goodwill and other intangible assets	45,128	45,128
Restricted cash and investments	15,430	15,416
Other assets	5,882	5,757
Total assets	$638,306	$644,788
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$469	$250
Customer deposits	59,532	65,465
Accounts payable	25,416	27,315
Accrued compensation and benefits	24,175	30,534
Accrued expenses and other current liabilities	26,064	27,513
Total current liabilities	135,656	151,077
Long-term debt	154,836	154,250
Other long-term liabilities	18,664	17,593
Total liabilities	309,156	322,920
Shareholders' equity:
Class A common stock	486	485
Additional paid-in-capital	363,375	361,165
Less: Treasury stock (at cost)	(584,041)	(584,041)
Retained earnings	547,502	542,918
Accumulated other comprehensive income	1,613	1,141
Total Ethan Allen Interiors Inc. shareholders' equity	328,935	321,668
Noncontrolling interests	215	200
Total shareholders' equity	329,150	321,868
Total liabilities and shareholders' equity	$638,306	$644,788

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Net sales	$168,144	$175,861	$546,832	$544,057
Cost of sales	76,359	81,586	246,827	253,678
Gross profit	91,785	94,275	300,005	290,379
Selling, general and administrative expenses	83,125	86,488	256,034	255,016
Operating income	8,660	7,787	43,971	35,363
Interest and other miscellaneous income, net	(10)	157	192	362
Interest and other related financing costs	2,195	2,189	6,592	6,814
Income before income taxes	6,455	5,755	37,571	28,911
Income tax expense (benefit)	2,081	(21,793)	13,287	(13,484)
Net income	$4,374	$27,548	$24,284	$42,395

Per share data:
Basic earnings per common share:
Net income per basic share	$0.15	$0.95	$0.84	$1.47
Basic weighted average common shares	28,869	28,857	28,850	28,813
Diluted earnings per common share:
Net income per diluted share	$0.15	$0.94	$0.83	$1.46
Diluted weighted average common shares	29,273	29,236	29,213	29,085

Comprehensive income:
Net income	$4,374	$27,548	$24,284	$42,395
Other comprehensive income
Currency translation adjustment	300	1,774	440	(467)
Other	7	(34)	47	(35)
Other comprehensive income (loss) net of tax	307	1,740	487	(502)
Comprehensive income	$4,681	$29,288	$24,771	$41,893

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended March 31,
	2013	2012
Operating activities:
Net income	$24,284	$42,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,514	14,092
Compensation expense related to share-based payment awards	1,115	1,218
Provision (benefit) for deferred income taxes	597	(20,501)
(Gain) loss on disposal of property, plant and equipment	3,696	1,645
Other	172	193

Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	2,855	(3,108)
Inventories	13,808	946
Prepaid and other current assets	2,054	(2,497)
Customer deposits	(6,567)	(1,622)
Accounts payable	(1,899)	(303)
Accrued expenses and other current liabilities	(8,241)	(3,519)
Other assets and liabilities	(943)	(1,106)
Net cash provided by operating activities	44,445	27,833

Investing activities:
Proceeds from the disposal of property, plant & equipment	3,226	1,792
Change in restricted cash and investments	(14)	981
Capital expenditures	(16,545)	(19,836)
Acquisitions	(598)	(520)
Purchases of marketable securities	(17,547)	(3,290)
Sales of marketable securities	7,990	4,675
Other investing activities	1,333	773
Net cash used in investing activities	(22,155)	(15,425)

Financing activities:
Payments on long-term debt and capital lease obligations	(187)	(12,145)
Purchases and retirements of company stock	-	(847)
Payment of cash dividends	(19,617)	(6,046)
Other financing activities	1,423	500
Net cash used in financing activities	(18,381)	(18,538)
Effect of exchange rate changes on cash	15	741
Net increase (decrease) in cash & cash equivalents	3,924	(5,389)
Cash & cash equivalents at beginning of period	79,721	78,519
Cash & cash equivalents at end of period	$83,645	$73,130

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
Nine Months Ended March 31, 2013
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- Controlling Interests	Total
Balance at June 30, 2012	$485	$361,165	$(584,041)	$1,141	$542,918	$200	$321,868

Issuance of common shares upon the exercise of share-based awards	1	1,256	-	-	-	-	1,257

Compensation expense associated with share-based awards	-	1,115	-	-	-	-	1,115

Tax benefit associated with exercise of share based awards	-	(161)	-	-	-	-	(161)

Dividends declared on common stock	-	-	-	-	(19,700)	-	(19,700)

Comprehensive income	-	-	-	472	24,284	15	24,771
Balance at March 31, 2013	$486	$363,375	$(584,041)	$1,613	$547,502	$215	$329,150

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

Our consolidated financial statements include the accounts of a business entity which began operating a new Ethan Allen design center in Florida in fiscal 2012. Our consolidated financial statements include the accounts of this entity because we are a majority shareholder and have the power to direct the activities that most significantly impact the entity’s performance. Noncontrolling interest amounts in the entity, which are immaterial, are included in the Consolidated Statement of Comprehensive Income within interest and other miscellaneous income, net.

For the three and nine months ended March 31, 2013 and 2012, the Company has presented selling, general and administrative expenses as a single line on the Consolidated Statements of Comprehensive Income, to remove information we believe is not meaningful and to improve comparability with peer companies. Selling expenses, general and administrative expenses, and restructuring and impairment charges had previously been presented separately.

(2)   Interim Financial Presentation

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2012.

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by the taxing authorities in such major jurisdictions as the U.S, Canada, Mexico and Honduras. As of March 31, 2013, the Company and certain subsidiaries are currently under audit from 2006 through 2010 in the U.S. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant. It is reasonably possible that some of these audits may be completed during the next twelve months. It is reasonable to expect that various issues relating to uncertain tax benefits will be resolved within the next twelve months as exams are completed or as statutes expire and will impact the effective tax rate.

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

We retained a valuation allowance against various state and local deferred tax assets in our retail segment. At March 31, 2013 this valuation allowance was approximately $2.3 million.

The Company’s consolidated effective tax rate was 32.2% and 35.4% for the three and nine months ended March 31, 2013, respectively and a negative 378.7% and a negative 46.6% for the three and nine months ended March 31, 2012 respectively. The current quarter effective tax rate primarily includes tax expense on the current quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances, partly offset by the recognition of some uncertain tax positions. The prior period effective tax rate includes the benefit from the reversal of the valuation allowance, and the recognition of previously unrecognized tax benefits, partly offset by the tax expense on the current quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on deferred tax assets in the retail segment.

(4)   Restricted Cash and Investments

At both March 31, 2013 and June 30, 2012, we held $15.4 million of restricted cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation and other insurance and for the benefit of the issuer of our private label credit card. These funds can be invested in high quality money market mutual funds, U.S. Treasuries and U.S. Government agency fixed income instruments, and cannot be withdrawn without the prior written consent of the secured party. These assets are carried at cost, which approximates market value and are classified as long-term assets because they are not expected to be used within one year to fund operations. See also Note 12, “Fair Value Measurements".

(5)   Marketable Securities

At March 31, 2013 and June 30, 2012, the Company held marketable securities of $18.2 million and $9.0 million respectively, classified as current assets, consisting of U.S. municipal and corporate bonds with maturities ranging from less than one year to less than two years, which were rated A/A2 or better by the rating services Standard & Poors (“S&P”) and Moodys Investors Service (“Moodys”) respectively. There have been no material realized or unrealized gains or losses for the nine months ended March 31, 2013 and March 31, 2012. We do not believe there are any impairments considered to be other than temporary at March 31, 2013. Also see Note 12, “Fair Value Measurements"

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(6)   Inventories

Inventories at March 31, 2013 and June 30, 2012 are summarized as follows (in thousands):

	March 31, 2013	June 30, 2012

Finished goods	$112,510	$119,978
Work in process	6,929	8,638
Raw materials	22,602	27,123
	$142,041	$155,739

Inventories are presented net of a related valuation allowance of $2.9 million at March 31, 2013 and $2.7 million at June 30, 2012.

(7)   Borrowings

Total debt obligations at March 31, 2013 and June 30, 2012 consist of the following (in thousands):

	March 31, 2013	June 30, 2012
5.375% Senior Notes due 2015	$153,078	$152,986
Capital leases and other	2,227	1,514
Total debt	155,305	154,500
Less current maturities	469	250
Total long-term debt	$154,836	$154,250

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

We also maintain a $50 million senior secured, asset-based revolving credit facility (the “Facility”). We have not had any revolving loans under the Facility at any time. At March 31, 2013 and June 30, 2012, there were $0.6 million of standby letters of credit outstanding under the Facility. The Facility is subject to borrowing base availability and includes a right for the Company to increase the total facility to $100 million subject to certain conditions. The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt, engage in mergers and consolidations, make restricted payments (including dividends), sell certain assets, and make investments. Remaining availability under the Facility totaled $49.4 million at March 31, 2013 and at June 30, 2012 and as a result, covenants and other restricted payment limitations did not apply. The Facility expires March 25, 2016, or June 26, 2015 if the Senior Notes have not been refinanced prior to that date.

At March 31, 2013 and June 30, 2012, we were in compliance with all covenants of the Senior Notes and the Facility.

(8)   Litigation

Environmental Matters

We and our subsidiaries are subject to various environmental laws and regulations. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials. As of March 31, 2013 and June 30, 2012, we believe that the Company was adequately reserved. We believe our currently anticipated capital expenditures for environmental control facility matters are not material.

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

(9)   Share-Based Compensation

During the nine months ended March 31, 2013, the Company awarded options to purchase 74,082 shares of our common stock with a weighted average exercise price per share of $22.42, a weighted average fair value per share of $9.96 and vesting periods ranging from three to four years. During the nine months ended March 31, 2013, options covering 623,500 shares of common stock were cancelled, primarily due to the expiration of their 10 year term. At March 31, 2013, there are 1,055,682 shares of common stock available for future issuance pursuant to the 1992 Stock Option Plan.

(10) Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Weighted average common shares outstanding for basic calculation	28,869	28,857	28,850	28,813
Effect of dilutive stock options and other share-based awards	404	379	363	272
Weighted average common shares outstanding adjusted for dilution calculation	29,273	29,236	29,213	29,085

As of March 31, 2013 and 2012, stock options to purchase 885,600 and 1,540,000 common shares, respectively, were excluded from the respective diluted earnings per share calculation because their impact was anti-dilutive.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(11) Comprehensive Income

Our accumulated other comprehensive income, which is comprised of losses on certain derivative instruments, accumulated foreign currency translation adjustments, and unrealized gain and loss on investments, totaled $1.6 million at March 31, 2013 and $1.1 million at June 30, 2012. Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada, Mexico, Honduras and Belgium. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. Beginning with the first quarter of fiscal 2013, the company reports comprehensive income in a single continuous statement of comprehensive income. See also Note 14, “Recently Issued Accounting Pronouncements”.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and June 30, 2012 (in thousands):

March 31, 2013
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$99,075	$-	$-	$99,075
Available-for-sale securities	-	18,176	-	18,176
Total	$99,075	$18,176	$-	$117,251

June 30, 2012
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$95,137	$-	$-	$95,137
Available-for-sale securities	-	9,005	-	9,005
Total	$95,137	$9,005	$-	$104,142

Cash equivalents consist of money market accounts and mutual funds in U.S. government and agency fixed income securities. We use quoted prices in active markets for identical assets or liabilities to determine fair value. There were no transfers between level 1 and level 2 during the first nine months of fiscal 2013 or fiscal 2012. At both March 31, 2013 and June 30, 2012, $15.4 million of the cash equivalents were restricted, and classified as a long-term asset.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2013, available-for-sale securities consist of $16.7 million in U.S. municipal bonds and $1.5 million of corporate bonds, and at June 30, 2012, available-for-sale securities consisted of $7.5 million in U.S. municipal bonds and $1.5 million of corporate bonds, all with maturities of less than two years. The bonds are rated A/A2 or better by S&P/Moodys respectively. As of March 31, 2013 and June 30, 2012, there were no material gross unrealized gains or losses on available-for-sale securities.

As of March 31, 2013 and June 30, 2012, the contractual maturities of our available-for-sale securities were as follows:

March 31, 2013
	Cost	Estimated Fair Value
Due in one year or less	$15,053	$14,987
Due after one year through five years	$3,183	$3,189

June 30, 2012
	Cost	Estimated Fair Value
Due in one year or less	$6,999	$6,862
Due after one year through five years	$2,130	$2,143

No investments have been in a continuous loss position for more than one year, and no other-than-temporary impairments were recognized. Also see Note 4, "Restricted Cash and Investments" and Note 5, "Marketable Securities".

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We measure certain assets at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. During the nine month period ended March 31, 2013 we recorded a $1.6 million impairment against assets held for sale, and during the nine months ended March 31, 2012, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

We evaluate performance of the respective segments based upon revenues and operating income. While the manner in which our home furnishings and accessories are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different. Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other). The allocation of retail sales by product line is reasonably similar to that of the wholesale segment. A breakdown of wholesale sales by these product lines for the three and nine months ended March 31, 2013 and 2012 is provided as follows:

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Case Goods	36%	39%	37%	39%
Upholstered Products	48%	43%	48%	44%
Home Accessories and Other	16%	18%	15%	17%
	100%	100%	100%	100%

Segment information for the three and nine months ended March 31, 2013 and 2012 is provided below (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Net sales:
Wholesale segment	$108,101	$121,044	$327,690	$344,069
Retail segment	132,056	131,402	432,962	415,687
Elimination of inter-company sales	(72,013)	(76,585)	(213,820)	(215,699)
Consolidated Total	$168,144	$175,861	$546,832	$544,057

Operating income (loss):
Wholesale segment	$12,754	$18,191	$37,651	$49,584
Retail segment	(2,283)	(6,549)	4,782	(10,578)
Adjustment of inter-company profit (1)	(1,811)	(3,855)	1,538	(3,643)
Consolidated Total	$8,660	$7,787	$43,971	$35,363

Depreciation & Amortization:
Wholesale segment	$2,135	$1,733	$6,116	$5,717
Retail segment	2,413	2,777	7,398	8,375
Consolidated Total	$4,548	$4,510	$13,514	$14,092

Capital expenditures:
Wholesale segment	$1,381	$1,366	$6,024	$9,769
Retail segment	1,599	7,078	10,521	10,067
Acquisitions	-	520	598	520
Consolidated Total	$2,980	$8,964	$17,143	$20,356

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	March 31, 2013	June 30, 2012
Total Assets:
Wholesale segment	$305,171	$309,573
Retail segment	362,950	366,594
Inventory profit elimination (2)	(29,815)	(31,379)
Consolidated Total	$638,306	$644,788

(1)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.
(2)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

At both March 31 of 2013 and 2012, there were 86 independent retail design centers located outside the United States. Approximately 5.4% of our net sales during the current nine months were derived from sales to international retail design centers compared with 6.5% in the comparable prior year period.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables set forth the condensed consolidating balance sheets as of March 31, 2013 and June 30, 2012, the condensed consolidating statements of operations for the three and nine months ended March 31, 2013 and 2012, and the condensed consolidating statements of cash flows for the nine months ended March 31, 2013 and 2012 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)
March 31, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$67,474	$13,001	$3,170	$-	$83,645
Marketable securities	-	18,176	-	-	-	18,176
Accounts receivable, net	-	11,112	231	1	-	11,344
Inventories	-	-	166,520	5,336	(29,815)	142,041
Prepaid expenses and other current assets	-	8,062	12,744	1,774	-	22,580
Intercompany receivables	-	844,039	295,163	(8,372)	(1,130,830)	-
Total current assets	-	948,863	487,659	1,909	(1,160,645)	277,786
Property, plant and equipment, net	-	9,656	267,586	16,838	-	294,080
Goodwill and other intangible assets	-	37,905	7,223	-	-	45,128
Restricted cash and investments	-	15,430	-	-	-	15,430
Other assets	-	3,507	1,558	817	-	5,882
Investment in affiliated companies	678,728	(112,156)	-	-	(566,572)	-
Total assets	$678,728	$903,205	$764,026	$19,564	$(1,727,217)	$638,306
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$-	$-	$469	$-	$-	$469
Customer deposits	-	-	56,957	2,575	-	59,532
Accounts payable	-	9,879	15,012	525	-	25,416
Accrued expenses and other current liabilities	2,747	31,751	14,471	1,270	-	50,239
Intercompany payables	346,831	(2,723)	770,576	16,146	(1,130,830)	-
Total current liabilities	349,578	38,907	857,485	20,516	(1,130,830)	135,656
Long-term debt	-	153,078	1,758	-	-	154,836
Other long-term liabilities	-	3,926	14,524	214	-	18,664
Total liabilities	349,578	195,911	873,767	20,730	(1,130,830)	309,156
Shareholders’ equity	329,150	707,294	(109,741)	(1,166)	(596,387)	329,150
Total liabilities and shareholders’ equity	$678,728	$903,205	$764,026	$19,564	$(1,727,217)	$638,306

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)
Three months ended March 31, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$108,595	$188,589	$9,311	$(138,351)	$168,144
Cost of sales	-	81,631	124,977	5,959	(136,208)	76,359
Gross profit	-	26,964	63,612	3,352	(2,143)	91,785
Total operating expenses	45	12,817	65,310	4,953	-	83,125
Operating income (loss)	(45)	14,147	(1,698)	(1,601)	(2,143)	8,660
Interest and other miscellaneous income, net	4,419	(2,404)	5	(131)	(1,899)	(10)
Interest and other related financing costs	-	2,180	15	-	-	2,195
Income (loss) before income taxes	4,374	9,563	(1,708)	(1,732)	(4,042)	6,455
Income tax expense (benefit)	-	3,001	(943)	23	-	2,081
Net income/(loss)	$4,374	$6,562	$(765)	$(1,755)	$(4,042)	$4,374

Three months ended March 31, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$121,425	$191,275	$7,971	$(144,810)	$175,861
Cost of sales	-	89,850	127,738	4,704	(140,706)	81,586
Gross profit	-	31,575	63,537	3,267	(4,104)	94,275
Total operating expenses	45	11,969	70,764	3,710	-	86,488
Operating income (loss)	(45)	19,606	(7,227)	(443)	(4,104)	7,787
Interest and other miscellaneous income, net	27,593	(6,598)	66	(36)	(20,868)	157
Interest and other related financing costs	-	2,180	9	-	-	2,189
Income (loss) before income taxes	27,548	10,828	(7,170)	(479)	(24,972)	5,755
Income tax expense (benefit)	-	(20,869)	(947)	23	-	(21,793)
Net income/(loss)	$27,548	$31,697	$(6,223)	$(502)	$(24,972)	$27,548

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)
Nine months ended March 31, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$327,987	$594,200	$29,040	$(404,395)	$546,832
Cost of sales	-	247,433	387,459	17,894	(405,959)	246,827
Gross profit	-	80,554	206,741	11,146	1,564	300,005
Total operating expenses	135	35,171	207,116	13,612	-	256,034
Operating income (loss)	(135)	45,383	(375)	(2,466)	1,564	43,971
Interest and other miscellaneous income, net	24,419	(2,923)	30	(206)	(21,128)	192
Interest and other related financing costs	-	6,546	46	-	-	6,592
Income (loss) before income taxes	24,284	35,914	(391)	(2,672)	(19,564)	37,571
Income tax expense	-	13,059	159	69	-	13,287
Net income/(loss)	$24,284	$22,855	$(550)	$(2,741)	$(19,564)	$24,284

Nine months ended March 31, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$343,988	$582,651	$25,399	$(407,981)	$544,057
Cost of sales	-	256,237	387,435	14,340	(404,334)	253,678
Gross profit	-	87,751	195,216	11,059	(3,647)	290,379
Total operating expenses	135	34,427	209,908	10,546	-	255,016
Operating income (loss)	(135)	53,324	(14,692)	513	(3,647)	35,363
Interest and other miscellaneous income, net	42,530	(13,108)	211	(30)	(29,241)	362
Interest and other related financing costs	-	6,805	9	-	-	6,814
Income (loss) before income taxes	42,395	33,411	(14,490)	483	(32,888)	28,911
Income tax expense (benefit)	-	(12,766)	(777)	59	-	(13,484)
Net income/(loss)	$42,395	$46,177	$(13,713)	$424	$(32,888)	$42,395

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
Nine months ended March 31, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$18,360	$12,214	$10,950	$2,921	$-	$44,445
Cash flows from investing activities:
Capital expenditures	-	(1,115)	(13,165)	(2,265)	-	(16,545)
Acquisitions	-	-	(598)	-	-	(598)
Proceeds from the disposal of property, plant and equipment	-	51	3,175	-	-	3,226
Change in restricted cash and investments	-	(14)	-	-	-	(14)
Purchases of marketable securities	-	(17,547)	-	-	-	(17,547)
Sales of marketable securities	-	7,990	-	-	-	7,990
Other	-	783	550	-	-	1,333
Net cash provided by (used in) investing activities	-	(9,852)	(10,038)	(2,265)	-	(22,155)
Cash flows from financing activities:
Payments on long-term debt	-	-	(187)	-	-	(187)
Dividends paid	(19,617)	-	-	-	-	(19,617)
Other	1,257	166	-	-	-	1,423
Net cash provided by (used in) financing activities	(18,360)	166	(187)	-	-	(18,381)
Effect of exchange rate changes on cash	-	-	-	15	-	15
Net increase (decrease) in cash and cash equivalents	-	2,528	725	671	-	3,924
Cash and cash equivalents – beginning of period	-	64,946	12,276	2,499	-	79,721
Cash and cash equivalents – end of period	$-	$67,474	$13,001	$3,170	$-	$83,645

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
Nine months ended March 31, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$6,668	$2,161	$16,667	$2,337	$-	$27,833
Cash flows from investing activities:
Capital expenditures	-	(1,592)	(16,833)	(1,411)	-	(19,836)
Acquisitions	-	-	(520)	-	-	(520)
Proceeds from the disposal of property, plant and equipment	-	-	1,792	-	-	1,792
Change in restricted cash and investments	-	981	-	-	-	981
Purchases of marketable securities	-	(3,290)	-	-	-	(3,290)
Sales of marketable securities	-	4,675	-	-	-	4,675
Other	-	262	511	-	-	773
Net cash provided by (used in) investing activities	-	1,036	(15,050)	(1,411)	-	(15,425)
Cash flows from financing activities:
Payments on long-term debt	-	(11,918)	(227)	-	-	(12,145)
Dividends paid	(6,046)	-	-	-	-	(6,046)
Purchases and other retirements of company stock	(847)	-	-	-	-	(847)
Other	225	-	275	-	-	500
Net cash provided by (used in) financing activities	(6,668)	(11,918)	48	-	-	(18,538)
Effect of exchange rate changes on cash	-	-	-	741	-	741
Net increase (decrease) in cash and cash equivalents	-	(8,721)	1,665	1,667	-	(5,389)
Cash and cash equivalents – beginning of period	-	69,763	7,716	1,040	-	78,519
Cash and cash equivalents – end of period	$-	$61,042	$9,381	$2,707	$-	$73,130

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

For the three and nine months ended March 31, 2013 and 2012, the Company has presented selling, general and administrative expenses as a single line on the Consolidated Statements of Comprehensive Income to remove information we believe is not meaningful and to improve comparability with peer companies. Selling expenses, general and administrative expenses, and restructuring and impairment charges had previously been presented separately.

Results of Operations

Our consolidated net sales and income before income taxes have improved year to date by 0.5% and 30.0% respectively over the prior year to date period. This has been driven largely by improvements in our retail segment's net sales and profitability, which have improved for several consecutive quarters as compared to the same prior year periods and has more than offset declines in our wholesale segment’s results during the first nine months of fiscal 2013.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

In our prior fiscal year ended June 30, 2012, we replaced the majority of the prototype products displayed on our design center floors primarily during the final three quarters of the 2012 fiscal year. This resulted in higher shipments from our wholesale operations, especially during the third quarter of fiscal year 2012. To make room for these products, our retail locations held frequent clearance events and incurred costs to facilitate new floor layouts. These efforts negatively affected retail results in the prior year but benefitted our wholesale business. We believe these product enhancements have positively contributed to our results in the current fiscal year. In our third fiscal quarter ended March 31, 2013, our wholesale shipments were also negatively affected by lower shipments to our international independent retailers, primarily in China. While consumer demand for Ethan Allen products in China grew, our independent retailer had accumulated inventory to support even higher sales and in anticipation of a higher number of design center openings. Our results in the third quarter of fiscal 2013 were also negatively affected by the adverse timing of the Easter and Passover holidays falling in March of 2013 versus April of 2012, and entering the quarter with lower backlogs due to design center temporary closures during Hurricane Sandy in our second quarter of fiscal 2013.

During the first nine months of fiscal 2013 we opened design centers in Montreal, Canada and Brussels, Belgium, initially incurring losses in these startup locations. We also launched www.ethanallen.ca our new multi-lingual website. These are our first company operated design centers in non-English speaking international markets.

We continue to invest significantly in (i) getting our messages across, (ii) the strength of our interior design professionals and management in our retail business, (iii) new technologies across key aspects of our vertically integrated business, and (iv) the ramp up of our North American manufacturing capacity where we manufacture approximately 70% of our products. Our competitive advantages arise from providing high quality products of the finest craftsmanship, offering complimentary design service through an estimated 2,000 motivated interior design professionals network-wide, providing free local delivery, our custom case goods offerings, enhancing our technology in all aspects of the business, and leveraging our vertically integrated structure.  Executing against all of these elements helps us achieve our mission of ‘Luxury Made Affordable’.

Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012

Consolidated revenue for the three months ended March 31, 2013 decreased 4.4% to $168.1 million, from $175.9 million for the three months ended March 31, 2012. The decrease is primarily due to lower shipments to our independent retailer in China.

At March 31, 2013, the Company operated 148 of the 296 global network design centers compared with 149 of the 299 at March 31, 2012. Our global network included 69 design centers in China at the end of both the current quarter and the third quarter of fiscal 2012. Our international net sales were 4.1% and 7.4% of consolidated net sales for the three months ended March 31, 2013 and 2012 respectively, a decrease of $6.1 million, or 47.1%. The majority of our international sales are to our independent retailer in China.

Wholesale revenue for the third quarter of fiscal 2013 decreased 10.7% to $108.1 million from $121.0 million in the prior year comparable period. The main drivers were lower shipments of prototype products and lower shipments to our retailer in China in the current period. Shipments of prototype products in the third quarter of fiscal 2012 had been at relatively high levels as we completed our major fiscal 2012 product enhancement and filled our channel with new products. Orders in the current quarter for our wholesale segment decreased by 6.4% compared to the same period last year.

Retail revenue from Ethan Allen-operated design centers for the three months ended March 31, 2013 increased 0.5% to $132.1 million from $131.4 million for the three months ended March 31, 2012. We believe the increase in retail sales by Ethan Allen-operated design centers is due to (i) our new product introductions, promotional marketing campaigns and the design solutions approach of our interior design professionals, (ii) continued use of both our national television and direct mail media campaigns, (iii) our digital communications to prospective clients, and (iv) the positive effects of continuously repositioning our retail network, partially offset by the timing of the Easter and Passover holidays mentioned previously, and a net decrease of one Ethan Allen-operated design center between March  31, 2012 and March 31, 2013. We ended the current quarter with 148 Ethan Allen-operated design centers.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Comparable design centers are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design center sales in their 13th full month of Ethan Allen-owned operations. Ethan Allen-operated design center total written business as well as comparable design center written business decreased 2.4% during the third quarter of fiscal 2013 compared to the comparable quarter of fiscal 2012. The frequency of our promotional events as well as the timing of the end of those events can impact the orders booked during a given quarter.

Gross profit was $91.8 million for the quarter ended March 31, 2013 and $94.3 million in the prior year comparable quarter. Gross margin for the March 31, 2013 quarter was 54.6%, up from 53.6% the prior year quarter. The improvement in gross margin was primarily due to (i) a stronger sell through of retail inventory, releasing profit contained in the retail segment inventory, (ii) a higher proportion of retail net sales to consolidated net sales (79% in the current quarter versus 75% in the prior year quarter), and (iii) operating efficiencies in our manufacturing plants during the quarter including the leverage of our operations in Mexico and Honduras. These factors were partially offset by reduced volume in our wholesale segment.

Operating expenses decreased $3.4 million to $83.1 million from $86.5 million in the prior year quarter due primarily to (i) operating efficiencies in our retail segment due to structural changes, and (ii) our ability to control costs due to our vertically integrated structure. These were partly offset by losses on the sale of vacant retail real estate and costs associated with our retail expansion internationally including new design centers opened in Montreal and Brussels during fiscal 2013.

Operating income and profit margin for the quarter ended March 31, 2013 was $8.7 million, or 5.2% of net sales, an increase of $0.9 million or 11.2% from the prior year quarter’s $7.8 million, or 4.4% of net sales. Wholesale operating income for the three months ended March 31, 2013 was $12.8 million, or 11.8% of sales, compared to $18.2 million, or 15.0% of sales, in the prior year comparable quarter. Retail operating loss for the third quarter of fiscal 2013 was $2.3 million, or a negative 1.7% of sales, compared to a loss of $6.5 million, or a negative 5.0% of sales the prior year. Improvements in consolidated operating income were driven primarily by operating efficiencies in our retail segment due to structural changes, partly offset by the reduced net sales in our wholesale segment.

Interest and other miscellaneous income, net decreased slightly to under $0.1 million compared to $0.2 million in the prior year.

Interest and other related financing costs remained consistent with the prior year quarter at $2.2 million.

Income tax expense for the three months ended March 31, 2013 totaled $2.1 million compared to a benefit of $21.8 million for the three months ended March 31, 2012. Our effective tax rate for the current quarter was a 32.2% compared to a negative 378.7% in the prior year quarter. The current quarter effective tax rate primarily includes tax expense on the current quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on certain deferred tax assets, partly offset by the recognition of some uncertain tax positions. The prior period effective tax rate primarily includes the benefit from the reversal of valuation allowances, the recognition of certain previously unrecognized tax benefits, partly offset by the tax expense on the previous quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on deferred tax assets in the retail segment.

Net income for the three months ended March 31, 2013, was $4.4 million compared to $27.5 million in the prior year comparable period. This resulted in net income per diluted share of $0.15 for the quarter ended March 31, 2013 compared to $0.94 per diluted share for the quarter ended March 31, 2012.

Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

Consolidated revenue for the nine months ended March 31, 2013 increased 0.5% to $546.8 million, from $544.1 million for the nine months ended March 31, 2012.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Wholesale revenue for the first nine months of fiscal 2013 decreased 4.8% to $327.7 million from $344.1 million in the prior year comparable period. The prior year net sales benefitted from shipments of prototype products as we implemented a major product enhancement during fiscal 2012. Orders in the current nine months for our wholesale segment decreased by 5.0% compared to the same period last year, primarily due to the phase out in prototype orders in the current year period for new products introduced as part of our fiscal 2012 major product enhancement which had contributed to results in the 2012 fiscal period. Our international net sales were 5.4% and 6.5% of consolidated net sales for the nine months ended March 31, 2013 and 2012 respectively.

Retail revenue from Ethan Allen-operated design centers for the nine months ended March 31, 2013 increased 4.2% to $433.0 million from $415.7 million for the nine months ended March 31, 2012. We believe the increase in retail sales by Ethan Allen-operated design centers is due to (i) our new product introductions, promotional marketing campaigns and the design solutions approach of our interior design professionals, (ii) continued use of both our national television and direct mail media campaigns, (iii) our digital communications to prospective clients, and (iv) the positive effects of continuously repositioning our retail network, partially offset by a net decrease of one Ethan Allen-operated design center between March 31, 2012 and March 31, 2013.

Comparable design centers are those which have been operating for at least 15 months. Minimal net sales, derived from the delivery of customer ordered product, are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design centers sales in their 13th full month of Ethan Allen-owned operations. Written business of Ethan Allen-operated design centers increased 2.2% while comparable design centers written business increased 1.6% during the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012. The frequency of our promotional events as well as the timing of the end of those events can impact the orders booked during a given quarter.

Gross profit increased 3.3% during the first nine months of fiscal 2013 to $300.0 million (54.9% of net sales) from $290.4 million (53.4% of net sales) in the prior year comparable period. The increase in gross profit was primarily due to improved gross margin rates in our retail business due to efficiencies and improved pricing, and a higher proportion of retail net sales to consolidated net sales (79% in the current year versus 76% in the prior year). Wholesale gross profit was negatively impacted by the reduced production due to reduced need for prototype product in the fiscal 2013 period previously discussed.

Operating expenses increased $1.0 million to $256.0 million in the first nine months of fiscal 2013 from $255.0 million in the prior year comparable period due primarily to variable costs on higher net sales in our retail segment, and higher current fiscal period charges related to real estate and our international expansion, partly offset by operating efficiencies in our retail segment due to structural changes.

Operating income and profit margin for the nine months ended March 31, 2013 was $44.0 million, or 8.0% of net sales, an increase of $8.6 million or 24.3% from the prior year’s $35.4 million, or 6.5% of net sales. Wholesale operating income for the nine months ended March 31, 2013 was $37.7 million, or 11.5% of sales, compared to $49.6 million, or 14.4% of sales, in the prior year comparable period. Retail operating income for the first nine months of fiscal 2013 was $4.8 million, or 1.1% of sales, compared to a loss of $10.6 million, or a negative 2.5% of sales the prior year comparable period. Improvements in consolidated operating income were driven primarily by the 4.2% sales growth and operating efficiencies in our retail segment as previously discussed.

Interest and other miscellaneous income, net decreased $0.2 million to $0.2 million compared to $0.4 million in the prior year.

Interest and other related financing costs amounted to $6.6 million in the current year compared to $6.8 million in the prior year comparable period.

Income tax expense for the nine months ended March 31, 2013 totaled $13.3 million compared to a benefit of $13.5 million for the nine months ended March 31, 2012. Our effective tax rate for the current fiscal year period was 35.4% compared to negative 46.6% in the prior year. The current effective tax rate primarily includes tax expense on the current nine months net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on certain deferred tax assets, partly offset by the recognition of some uncertain tax positions. The prior period effective tax rate primarily includes the benefit from the reversal of valuation allowances, and the recognition of certain previously unrecognized tax benefits, partly offset by the tax expense on the previous quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on deferred tax assets in the retail segment.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Net income for the nine months ended March 31, 2013, was $24.3 million compared to $42.4 million in the prior year comparable period. This resulted in net income per diluted share of $0.83 for the current period compared to $1.46 per diluted share in the prior year period.

Liquidity and Capital Resources

At March 31, 2013, we held unrestricted cash and cash equivalents of $83.6 million, marketable securities of $18.2 million, and restricted cash and investments of $15.4 million. At June 30, 2012, we held unrestricted cash and cash equivalents of $79.7 million, marketable securities of $9.0 million, and restricted cash and investments of $15.4 million. Our principal sources of liquidity include cash and cash equivalents, marketable securities, cash flow from operations, amounts available under our credit facility, and other borrowings.

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

We also maintain a $50 million senior secured, asset-based revolving credit facility (the “Facility”). We have not had any revolving loans under the Facility at any time. At March 31, 2013 and June 30, 2012, there were $0.6 million of standby letters of credit outstanding under the Facility. The Facility is subject to borrowing base availability and includes a right for the Company to increase the total facility to $100 million subject to certain conditions. The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt, engage in mergers and consolidations, make restricted payments (including dividends), sell certain assets, and make investments. Remaining availability under the Facility totaled $49.4 million at March 31, 2013 and at June 30, 2012 and as a result, covenants and other restricted payment limitations did not apply. The Facility expires March 25, 2016, or June 26, 2015 if the Senior Notes have not been refinanced prior to that date.

At March 31, 2013 and June 30, 2012, we were in compliance with all covenants of the Senior Notes and the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A summary of net cash provided by (used in) operating, investing, and financing activities for the nine month periods ended March 31, 2013 and 2012 is provided below (in millions):

	Nine months ended March 31,
	2013	2012
Operating Activities
Net income plus depreciation and amortization	$37.8	$56.5
Working capital items	2.0	(10.1)
Other operating activities	4.6	(18.6)
Total provided by (used in) operating activities	$44.4	$27.8

Investing Activities
Capital expenditures and acquisitions	$(17.1)	$(20.3)
Net purchases of marketable securities	(9.6)	1.4
Other investing activities	4.5	3.5
Total provided by (used in) investing activities	$(22.2)	$(15.4)

Financing Activities
Payments on long-term debt and capital lease obligations	$(0.2)	$(12.1)
Purchases and retirements of company stock	-	(0.9)
Payment of cash dividends	(19.6)	(6.0)
Other financing activities	1.4	0.5
Total provided by (used in) financing activities	$(18.4)	$(18.5)

Operating Activities

In the first nine months of fiscal 2013, cash of $44.4 million was generated by operating activities, an increase of $16.6 million from the comparable prior fiscal period. The net increase in cash generated from operating activities was largely due to a decrease in inventory in the current fiscal year period of $13.8 million, and an increase of $8.7 million in income before income taxes during fiscal 2013. Net income in fiscal 2012 included a non-cash increase from the reversal of tax valuation and other reserves, which were offset by a non-cash decrease in other operating activities. Other working capital items (defined below) also included normal fluctuations due to timing of sales and orders. Working capital items consist of accounts receivable, inventories, prepaid and other current assets, customer deposits, payables, and accrued expenses and other current liabilities.

Investing Activities

In the first nine months of fiscal 2013, $22.2 million of cash was used in investing activities, which is $6.8 million more cash used than was used during the first nine months of fiscal 2012. More cash was used in fiscal 2013 primarily due to an increase in our net purchases of marketable securities, and to a lesser extent for capital expenditures in the current period for retail real estate and expansion of our manufacturing capacity in Honduras. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities

In the first nine months of fiscal 2013 and fiscal 2012, $18.4 million and $18.5 million, respectively, was used in financing activities. An increase in the payment of cash dividends in the fiscal 2013 period are a result of (i) an increase in the regular quarterly dividend from $.07 per share to $.09 per share which occurred in July 2012, and (ii) the declaration and payment of a special dividend of $0.41 per share in December 2012. In addition to declaring the special dividend in the second quarter, the Board of Directors also accelerated the payment of the quarterly dividend which would normally have occurred in January 2013 to December 2012. The Board of Directors took both of these actions to provide shareholders an opportunity for favorable tax treatment in 2012. This increase in dividends was partly offset by a reduction in our Senior Note buybacks, which were made in fiscal 2012 and not in fiscal 2013. The Company has continuously paid dividends for every quarter since 1996 and we expect to continue to do so as economic conditions and liquidity permit.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

As of March 31, 2013, our outstanding debt totaled $155.3 million, which consists of $153.1 million in Senior Notes which mature in September 2015 (fiscal 2016), and $2.2 million in capital leases which mature at various times from December 2016 through February 2018. The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $0.5 million in each of fiscal 2014 and fiscal 2015,  $153.6 million in fiscal 2016, $0.5 million in fiscal 2017 and $0.2 million in fiscal 2018. At June 30, 2012 our outstanding debt totaled $154.5 million, the current and long-term portions of which amounted to $0.3 million and $154.2 million respectively.

There has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended June 30, 2012 as filed with the SEC on August 16, 2012.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of March 31, 2013, we had working capital of $142.1 million compared to $131.7 million at June 30, 2012, an increase of $10.4 million, or 7.9%. The Company had a current ratio of 2.05 to 1 at March 31, 2013 and 1.87 to 1 at June 30, 2012.

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

During the nine months ended March 31, 2013 and 2012, we repurchased and/or retired the following shares of our common stock:

	Nine months ended March 31
	2013	2012
Common shares repurchased	-	52,293
Cost to repurchase common shares	$-	$846,587
Average price per share	$-	$16.19

At March 31, 2013, we had a remaining Board authorization to repurchase 1,101,490 shares of our common stock.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such program in place at March 31, 2013 and June 30, 2012 was for our consumer credit program.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”). Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. Our obligation remains in effect for the term of the Program Agreement that expires in July 2014. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of this agreement also contain a right for the credit card issuer to demand from the Company collateral of up to $12 million if the Company does not meet certain covenants. As of March 31, 2013 and June 30, 2012, the Company maintained a restricted cash and investment collateral account of $6 million to satisfy the current collateral requirement.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasions, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of both March 31, 2013 and June 30, 2012, our product warranty liability totaled $0.8 million.

Business Outlook

The home furnishings industry remains in a slow recovery period following the ’Great Recession’. Unemployment, consumer confidence, and housing related market indicators in the U.S. have shown improvement but major uncertainties remain. Despite these headwinds and the highly competitive conditions in the U.S. home furnishings industry, the Company has performed relatively well. While economic conditions continue to be challenging, we remain cautiously optimistic about our performance in our fourth fiscal quarter and next fiscal year due to the many strong programs already in place and others we will introduce in the coming months.

We expect the home furnishings industry to remain extremely competitive with respect to both the sourcing of products and the wholesale and retail sales of those products for the foreseeable future. Domestic manufacturers continue to face pricing pressures because of the lower manufacturing costs in some other countries, particularly within Asia. While we have also turned to overseas sourcing to remain competitive, we choose to differentiate ourselves by maintaining a substantial North American manufacturing base, where we can leverage our vertically integrated structure to our advantage. We continue to believe that a balanced approach to product sourcing, which includes the domestic manufacture of certain product offerings coupled with the import of other selected products, provides the greatest degree of flexibility and is the most effective approach to ensuring that acceptable levels of quality, service and value are attained.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our retail strategy involves (i) a continued focus on providing a wide array of product solutions and superior interior design solutions, (ii) continuing strong advertising and marketing campaigns to get our message across and continue to broaden our customer base, (iii) the opening of new or relocated design centers in more prominent locations, while encouraging independent retailers to do the same, (iv) leveraging the use of technology and personal service within our retail network, and (v) further expansion internationally. We believe this strategy provides an opportunity to grow our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012 as filed with the SEC on August 16, 2012.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Vice President-Finance ("VPF"), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and VPF, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser of us (as defined in Rule 10b-18(a)(3) under the Exchange Act) repurchased any shares of our common stock during the three months ended March 31, 2013.  The maximum number of shares that may yet be purchased under our publicly announced repurchase program is 1,101,490.

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

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHAN ALLEN INTERIORS INC.
(Registrant)

DATE: May 1, 2013	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 1, 2013	BY: /s/ David R. Callen
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
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.