Form 10-K
period 2013-06-30
ETHAN ALLEN INTERIORS INC
filed 2013-08-16
CIK 896156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-11692

Ethan Allen Interiors Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1275288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ethan Allen Drive, Danbury, CT	0681
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(203) 743-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $.01 par value	New York Stock Exchange, Inc.

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

Large accelerated filer[ ]	Accelerated filer[X]
Non-accelerated filer[ ]	Smaller reporting company[ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     [ ]      Yes      [X]     No

The aggregate market value of the Registrant’s common stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on December 31, 2012, (the last day of the Registrant’s most recently completed second fiscal quarter) was approximately $670,953,921. As of July 31, 2013, there were 28,909,611 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Certain information contained in the Registrant’s definitive Proxy Statement for the 2013 Annual Meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, is incorporated by reference into Part III hereof.

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

Operating Segments

Our products are sold through a dedicated global network of approximately 300 retail design centers. As of June 30, 2013, the Company operated 147 design centers (our retail segment) and our independent retailers operated 148 design centers (as compared to 147 and 151, respectively, at the end of the prior fiscal year). Our wholesale segment net sales include sales to our retail segment and sales to our independent retailers. Our retail segment net sales accounted for 79% of our consolidated net sales in fiscal 2013. Our wholesale segment net sales to independent retailers accounted for 21%, including approximately 10% of our net sales in fiscal 2013 to the ten largest independent retailers, who operate 89 design centers. Our independent retailer in China operated 68 of these locations at the end of fiscal 2013.

Our wholesale and retail operating segments represent strategic business areas of our vertically integrated business that operate separately and provide their own distinctive services (further outlined below). This enables us to more effectively offer our complete line of home furnishings and accessories and more efficiently control quality and cost. For certain financial information regarding our operating segments, see Note 15 to the Consolidated Financial Statements included under Item 8 of this Annual Report and incorporated herein by reference.

Our home furnishings and accessories are marketed and sold in a similar manner in our wholesale and retail segments, although the type of customer (wholesale versus retail) and the specific services that each operating segment provides are different. Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other). Case goods include items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture, and wooden accents. Upholstery items include sleepers, recliners, chairs, sofas, loveseats, cut fabrics and leather. Skilled craftsmen cut, sew and upholster custom-designed upholstery items which are available in a variety of frame and fabric options. Home accessory and other items include window treatments, wall decor, lighting, clocks, bedding and bedspreads, decorative accessories, area rugs, and home and garden furnishings. The allocation of retail sales by product line follows that of the wholesale segment (see table of wholesale net sales allocated by product line in the Wholesale Segment Overview below).

We evaluate performance of the respective segments based upon revenues and operating income. Inter-segment transactions result, primarily, from the wholesale sale of inventory to the retail segment, including the related profit margin.

Wholesale Segment Overview:

Wholesale net sales for each of the last three fiscal years are summarized below (in millions):

	Fiscal Year Ended June 30,
	2013	2012	2011
Wholesale net sales	$434.4	$456.9	$422.9

Wholesale net sales for each of the last three fiscal years, allocated by product line, were as follows:

	Fiscal Year Ended June 30,
	2013	2012	2011
Case Goods	37%	38%	39%
Upholstered Products	48%	44%	46%
Home Accessories and Other	15%	18%	15%
	100%	100%	100%

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

During the past year, independent retailers opened 11 new design centers, (two of which were relocations), acquired two from the Company, closed 12, and sold two to the Company. We continue to promote the growth and expansion of our independent retailers through ongoing support in the areas of market analysis, site selection, and business development. As in the past, our independent retailers are required to enter into license agreements with us, which (i) authorize the use of certain Ethan Allen trademarks and (ii) require adherence to certain standards of operation, including a requirement to fulfill related warranty service agreements. We are not subject to any territorial or exclusive retailer agreements in North America. The wholesale segment also develops and implements related marketing and brand awareness programs.

Wholesale profitability includes (i) the wholesale gross margin, which represents the difference between the wholesale net sales price and the cost associated with manufacturing and/or sourcing the related product, and (ii) other operating costs associated with wholesale segment activities.

Approximately 70% of the products sold by the Company are manufactured in its North American plants. During fiscal 2013, the Company’s manufacturing footprint remained stable, while increasing throughput in our two newest Company operated North American plants in Mexico and Honduras by adding skilled workers and state-of-the-art manufacturing equipment. We operate four case good plants (two in Vermont including one sawmill, one in North Carolina, and one in Honduras), three upholstery plants (two in our North Carolina campus, and one in Mexico) and one home accessory plant in New Jersey. We also source selected case goods, upholstery, and home accessory items from third-party suppliers domestically and abroad.

As of June 30, 2013, our wholesale backlog was $48.0 million (as compared to $49.5 million as of June 30, 2012) which is anticipated to be serviced in the first quarter of fiscal 2014. This backlog fluctuates based on the timing of net orders booked, manufacturing schedules and efficiency, the timing of sourced product receipts, and the timing and volume of wholesale shipments. Because orders may be rescheduled and/or canceled and the sourcing timing may change, the measure of backlog at a point in time may not necessarily be indicative of future sales performance.

For the twelve months ended June 30, 2013, net orders booked at the wholesale level, which includes orders generated by independently operated and Company operated design centers, totaled $434.1 million as compared to $442.3 million for the twelve months ended June 30, 2012. In any given period, net orders booked may be impacted by the timing of floor sample orders received in connection with new product introductions which were significant during the prior fiscal year ended June 30, 2012. New product offerings may be made available to the retail network at any time during the year, including in connection with our periodic retailer conferences.

Retail Segment Overview:

Retail net sales for each of the last three fiscal years are summarized below (in millions):

	Fiscal Year Ended June 30,
	2013	2012	2011
Retail net sales	$578.3	$559.4	$505.9

The retail segment sells home furnishings and accessories to consumers through a network of Company operated design centers. During fiscal 2013, we opened seven design centers (three of which were relocations), acquired two from independent retailers, closed four design centers and sold two to our independent retailers. The Company also offers access to its products to qualified independent interior designers through our interior design affiliate (“IDA”) program. Retail revenue is generated upon the retail sale and delivery of our products to our retail customers through our network of service centers. Retail profitability reflects (i) the retail gross margin, which represents the difference between the retail net sales price and the cost of goods, purchased primarily from the wholesale segment, and (ii) other operating costs associated with retail segment activities.

We measure the performance of our design centers based on net sales and written orders booked on a comparable period to period basis. Comparable design centers are those which have been operating for at least 15 months. During the first three months of operations of newly opened (including relocated) design centers, written orders are booked but minimal net sales are achieved through the delivery of products. Design centers we acquire from independent retailers are included in comparable design center sales in their 13th full month of Ethan Allen-owned operations. The frequency of our promotional events as well as the timing of the end of those events can also affect the comparability of orders booked during a given period.

We pursue further expansion of the Company operated retail business by adding interior design professionals and expanding the IDA program, opening new design centers, relocating existing design centers and, when appropriate, acquiring design centers from independent retailers. During fiscal 2013, we opened one new design center in Canada and two in Belgium. We also launched www.ethanallen.ca, our new multi-lingual website and near the end of the fiscal year moved the Company’s U.S. based website onto a cloud based platform. These are our first Company operated design centers in non-English speaking international markets. The geographic distribution of retail design center locations is included under Item 2 of Part I of this Annual Report.

Products

Our strategy has been to position Ethan Allen as a preferred brand with superior style, quality and value while, at the same time, providing consumers with a comprehensive, one-stop shopping solution for their home furnishing and design needs. In carrying out our strategy, we continue to expand our reach to a broader consumer base through a diverse selection of attractively priced products, designed to complement one another, reflecting the popular trend toward eclectic home decorating. During fiscal 2013, the Company introduced new Fresh Colors and American Color finishes and the Impressions product line that take advantage of the Company’s custom manufacturing capabilities in its North American plants. These introductions follow a significant change in products begun in fiscal 2012, when the Company introduced significantly more new products than normal, refreshing a broad range of its products. Regular product introductions, a broad range of styles and selections within our custom upholstery and case good lines, new finishes for, and redesigns of, previous product introductions, and expanded product offerings to accommodate today’s home decorating trends, continue to redefine Ethan Allen, positioning us as a leader in style.

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

Product Sourcing Activities

Using on staff and outsourced artisans, we design the majority of the products we sell; all of which are branded Ethan Allen. This important facet of our vertically integrated business enables us to control the design specifications and establish consistent levels of quality across our product offerings. We manufacture and / or assemble approximately 70% of the products we sell in our own North American plants making us one of the largest manufacturers of home furnishings in the United States. Our main manufacturing facilities are located in the Northeast and Southeast regions of the United States supported by an upholstery plant in Mexico and a case goods plant in Honduras. Our plants are located near sources of raw materials and / or skilled craftspeople. We source approximately 30% of the products we sell from third-party suppliers, most of which are located outside the United States, primarily in Asia. We carefully select our sourcing partners and require them to provide products according to our specifications and quality standards. We believe that relatively minor strategic investments in our manufacturing facilities balanced with outsourcing from foreign and domestic suppliers will accommodate significant future sales growth and allow us to maintain an appropriate degree of control over cost, quality and service to our customers.

We take pride in our “green” initiatives including but not limited to the use of responsibly harvested Appalachian woods, water based finishes, organic cotton textiles and recycled materials in our products. We have also reduced our carbon footprint by using the wooden waste from our case goods manufacturing plants to generate heat and electricity for our plants in the Northeast. This led to receipt in 2013 of the Vermont Governor’s Award for Environmental Excellence. This year we expanded our voluntary participation in the Enhancing Furniture’s Environmental Culture (EFEC) program sponsored by the American Home Furnishing Alliance, already in place in our manufacturing facilities. This program requires participating companies to analyze and better understand the environmental impact of processes, raw materials and finished products on a facility-by-facility basis.

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

Fabrics and other raw materials are purchased both domestically and outside the United States. We have no significant long-term supply contracts, and have sufficient alternate sources of supply to prevent disruption in supplying our operations. We maintain a number of sources for our raw materials, which we believe contribute to our ability to obtain competitive pricing. Lumber prices fluctuate over time based on factors such as weather and demand, which, in turn, impact availability. The cost of some of our raw materials (such as foam) and the shipping costs on purchased finished goods are dependent on petroleum cost. Higher material prices, cost of petroleum, and purchased finished goods prices could have an adverse effect on margins.

Appropriate amounts of lumber and fabric inventory are typically stocked to maintain adequate production levels. We believe that our sources of supply for these materials are sufficient and that we are not dependent on any one supplier. Within our existing case goods manufacturing sites, we have “supermarkets of parts” housing the components used in our custom manufacturing of those products.

We enter into standard purchase agreements with certain foreign and domestic suppliers to source selected case goods, upholstery, and home accessory items. The terms of these arrangements are customary for the industry and do not contain any long-term contractual obligations on our behalf. We believe we maintain good relationships with our suppliers.

Distribution and Logistics

We distribute our products through one primary distribution center, owned by the Company, strategically located in Virginia. This national distribution center is supported by a smaller Company owned order fulfillment center located in Oklahoma. Our primary distribution center provides efficient cross-dock operations to receive and ship product from our manufacturing facilities and third-party suppliers to our network of Company and independently operated retail service centers. Retail service centers prepare products for delivery into clients’ homes. At June 30, 2013, the Company operated retail design centers were supported by 13 Company operated retail service centers plus nine third party service companies.

While we manufacture to custom order the majority of our products, we also stock selected case goods, upholstery and accessories to provide for quick delivery of in-stock items and to allow for more efficient production runs. Ethan Allen Express, a program that markets a selection of attractively priced products held in stock for faster delivery, further enhances our ability to reduce lead times for our clients. Wholesale shipments utilize our own fleet of trucks and trailers or are subcontracted with independent carriers. Approximately 89% of our fleet (trucks and trailers) is owned, with the remainder under operating and capital lease agreements with remaining terms ranging from less than one to five years.

Our practice has been to sell our products at the same delivered cost to all Company and independently operated design centers nationwide, regardless of their shipping point. This policy creates pricing credibility with our wholesale customers while providing our retail network the opportunity to achieve more consistent margins by removing fluctuations attributable to the cost of shipping. Further, this policy eliminates the need for our independent retailers to carry significant amounts of inventory in their own warehouses. As a result, we obtain more accurate consumer product demand information.

Marketing Programs

Our marketing and advertising strategies are developed to drive traffic into our network of design centers and to ethanallen.com. We believe these strategies give Ethan Allen a strong competitive advantage in the home furnishings industry. We create and coordinate print, digital and television campaigns nationally, as well as assist in international and local marketing and promotional efforts. The Company’s network of approximately 300 retail design centers and approximately 4,000 independent members of the Interior Design Affiliate program benefit from these marketing efforts, and we believe these efforts position us to consistently fulfill our brand promise.

Our team of advertising specialists sends consistent, clear messages that Ethan Allen is a leader in style and service, with everything for the well designed home. We use several forms of media to accomplish this, including television (national and local), direct mail, newspapers, regional shelter magazines, social media, email, and online advertising. These messages are also conveyed on our website at ethanallen.com. A strong email marketing campaign delivers promotional messages, inspiration, design ideas and product brochures to a growing database of clients.

Our national television, social media, online and print advertising campaigns are designed to leverage our strong brand equity, finding creative and compelling ways to remind consumers of our tremendous range of products, services, special programs, and custom options. Coordinated local television and print advertising also serve to support our national programs.

The Ethan Allen direct mail magazine, which emphasizes the eclectic mix of our wide breadth of products, and our services, is one of our most important marketing tools. We publish these magazines and sell them to Company and independently operated design centers who use demographic information collected through independent market research to target potential clients. Given the importance of this advertising medium, direct mail marketing lists are continually refined to target those consumers who are most likely to purchase, and improve the return on direct mail expenditures. Approximately 15 million copies of our direct mail magazine were distributed to consumers during fiscal 2013.

Our television advertising and direct mail efforts are supported by strong print campaigns. We also update our Style Book approximately every six months. The Style Book is a celebration of Ethan Allen’s rich history, as well as a catalog of our case goods, upholstery and accent products. Throughout the Style Book, we tell the stories of some inspiring associates, provide inspirational photos, and detail the attributes that have become Ethan Allen hallmarks over the years; fine craftsmanship, exceptional quality, great prices, style, personal service, white glove delivery and remarkable functionality, while maintaining the ability to produce about 70% of our offerings in our own workshops. This publication is a comprehensive and effective resource for our clients.

Ethanallen.com provides our clients and our associates with the tools they need to shop and design. The website features a series of helpful tabs with videos, feature stories, design and style solutions, and fresh, new looks. Those looking to shop our site can do so by lifestyle, by product, or by room in an easy-to-navigate format. The site's “My Projects” tool lets visitors create idea boards and room plans, and even gives them the option of consulting with a design professional from their local Ethan Allen design center. Visitors to ethanallen.com will also find all our latest news and promotional information. Nearly all of Ethan Allen’s products are available for purchase online, and our list of on-line products are expanding. At the end of fiscal 2013, we migrated our website onto a “cloud” platform, further enhancing search and usability features of the site.

To enhance the Ethan Allen client experience, our Design Centers have interactive touchscreens, where users can take our Style Quiz, browse our full product catalog, check out hundreds of fully designed rooms, print product descriptions, learn about promotions, and much more.

Our social media content is updated regularly and offers fans and followers inspirational images, trend information, and design ideas, as well as tips for how to bring distinctive Ethan Allen style to their homes.

We also have a robust and informative extranet available to our retailers and design professionals. It is the primary source of communication in and among members of our retail network. It provides information about every aspect of the retail business at Ethan Allen, including advertising materials, prototype floor plan displays, and extensive product details. Some of our design consultants utilize customized tablets so they can be more productive in our clients’ homes.

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

We continue to strengthen the retail network with many initiatives, including the opening of new and relocating design centers in desirable locations, updating presentations and floor plans, strengthening of the professionalism of our designers through training and certification, and the consolidation of certain design centers and service centers.

People

At June 30, 2013, the Company had approximately 4,900 employees (“associates”), approximately one percent of whom are represented by unions whose collective bargaining agreements expire within the next year. We expect no significant changes in our relations with the unions and believe we maintain good relationships with our employees.

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

The Company’s interior design affiliate program now has over 4,000 qualified professional interior design affiliates, who add strength and breadth to our interior design reach. We believe that this program augments the Company and independent retailer design staffs to reach more clients and improve market penetration.

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

Ethan Allen Consumer Credit Programs

The Ethan Allen Finance Plus program offers consumers (clients) a menu of custom financing options. Financing offered is administered by a third-party financial institution and is granted to our customers on a non-recourse basis to the Company. Clients may apply for an Ethan Allen Finance Plus card at any participating design center or on-line at ethanallen.com.

Competition

The domestic and global home furnishings industry faces numerous challenges, which include an influx of low-priced products from overseas. As a result, there is a high degree of competition in our markets. The “Great Recession’ of 2008-2009 resulted in many small and medium sized furniture retailers going out of business, and other well-established competitors resorting to heavy discounts to attract customers. We differentiate ourselves as a preferred brand by adhering to a business strategy focused on providing (i) high-quality, well designed and often custom, handmade products at good value, (ii) a comprehensive complement of home furnishing design solutions, including our complimentary design service, and (iii) excellence in customer service. We consider our vertical integration a significant competitive advantage in the current environment as it allows us to design, manufacture and source, distribute, market, and sell our products through one of the industry’s largest single-source retail networks.

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

We believe the home furnishings industry competes primarily on the basis of product styling and quality, personal service, prompt delivery, product availability and price. We further believe that we effectively compete on the basis of each of these factors and that, more specifically, our product presentations, website, and complimentary design service create a distinct competitive advantage, further supporting our mission of providing consumers with a complete home decorating and design solution. We also believe that we differentiate ourselves further with the quality of our design service through our intensive training. Our objective is to continue to develop and strengthen our retail network by (i) expanding the Company operated retail business through the repositioning of our design centers, and (ii) obtaining and retaining independent retailers, encouraging such retailers to expand their business through the opening or relocation of new design centers with the objective of increasing the volume of their sales and (iii) further expanding our sales network through our IDA program.

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

An economic downturn may materially adversely affect our business.

Our business and results of operations are affected by international, national and regional economic conditions. The United States and many other international economies experienced a major recession, which reduced the available market size for our industry from historic peak levels. While we have recalibrated the footprint of our vertically integrated enterprise to be profitable with lower revenues than achieved at our historic peak, an economic downturn of significance or extended duration may materially affect our business performance, profitability, and cash flows.

Access to consumer credit could be interrupted and reduce sales and profitability.

Our ability to continue to access consumer credit for our clients could be negatively affected by conditions outside our control. If capital market conditions were to worsen meaningfully, there is a risk that our business partner that issues our private label credit card program under a contract that expires July 2014 may not be able to fulfill its obligations under that agreement. In addition, further tightening of credit markets may restrict our customers’ ability and willingness to make purchases.

We may be unable to obtain sufficient external funding to finance our operations and growth.

Historically, we have relied upon our cash from operations to fund our operations and growth. As we operate and expand our business, we may rely on external funding sources, including the proceeds from the issuance of debt or the $50 million revolving bank line of credit under our existing credit facility. Any unexpected reduction in cash flow from operations could increase our external funding requirements to levels above those currently available. The credit rating agencies Moody’s Corporation and Standard and Poor’s most recent rating of our corporate and senior unsecured credit is Ba2 and BB- respectively. If our credit ratings were lowered further, the Company’s access to debt could be negatively impacted. There can be no assurance that we will not experience unexpected cash flow shortfalls in the future or that any increase in external funding required by such shortfalls will be available on acceptable terms or at all.

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

Historically, the home furnishings industry has been subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. Such uncertainty, as well as other variations in global economic conditions such as rising fuel costs, wage and benefit inflation, currency fluctuations, and increasing interest rates, may continue to cause inconsistent and unpredictable consumer spending habits, while increasing our own input costs. These risks, as well as industrial accidents or work stoppages, could also severely disrupt our manufacturing operations, which could have a material adverse effect on our financial performance.

We import a portion of our merchandise from foreign countries and operate manufacturing plants in Mexico and Honduras. As a result, our ability to obtain adequate supplies or to control our costs may be adversely affected by events affecting international commerce and businesses located outside the United States, including natural disasters, changes in international trade, central bank actions, changes in the relationship of the U.S. dollar versus other currencies, labor availability and cost, and other governmental policies of the U.S. and the countries from which we import our merchandise or in which we operate facilities. The inability to import products from certain foreign countries or the imposition of significant tariffs could have a material adverse effect on our results of operations.

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

Industry globalization has led to increased competitive pressures brought about by the increasing volume of imported finished goods and components, particularly for case good products, and the development of manufacturing capabilities in other countries, specifically within Asia. The increase in overseas production capacity has created over-capacity for many manufacturers, including us, which has led to industry-wide plant consolidation. In addition, because many foreign manufacturers are able to maintain substantially lower production costs, including the cost of labor and overhead, imported product may be capable of being sold at a lower price to consumers, which, in turn, could lead to some measure of further industry-wide price deflation.

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

Our number of manufacturing and logistics sites may increase our exposure to business disruptions and could result in higher transportation costs.

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

We use various types of wood, foam, fibers, fabrics, leathers, and other raw materials in manufacturing our furniture. Certain of our raw materials, including fabrics, are purchased domestically and outside North America. Fluctuations in the price, availability and quality of raw materials could result in increased costs or a delay in manufacturing our products, which in turn could result in a delay in delivering products to our customers. For example, lumber prices fluctuate over time based on factors such as weather and demand, which in turn, impact availability. Production delays or upward trends in raw material prices could result in lower sales or margins, thereby adversely impacting our earnings.

In addition, certain suppliers may require extensive advance notice of our requirements in order to produce products in the quantities we desire. This long lead time may require us to place orders far in advance of the time when certain products will be offered for sale, thereby exposing us to risks relating to shifts in consumer demand and trends, and any significant downturn in the U.S. economy.

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

The market for qualified employees and personnel in the retail and manufacturing industries is highly competitive. Our success depends upon our ability to attract, retain and motivate qualified craftsmen, professional and clerical associates and upon the continued contributions of these individuals. We cannot provide assurance that we will be successful in attracting and retaining qualified personnel. A shortage of qualified personnel may require us to enhance our wage and benefits package in order to compete effectively in the hiring and retention of qualified employees. Our labor and benefit costs may continue to increase and such increases may not be recovered. In addition, some of our employees are covered by collective bargaining agreements with local labor unions. Although we do not anticipate any difficulty renegotiating these contracts as they expire, a labor-related stoppage by these unionized employees could adversely affect our business and results of operations. The loss of the services of such personnel or our failure to attract additional qualified personnel could have a material adverse effect on our business, operating results and financial condition.

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

We operate many aspects of our business including financial reporting, and customer relationship management through server and web-based technologies, and store various types of data on such servers or with third-parties who in turn store it on servers and in the “cloud”. Any disruption to the internet or to the Company's or its service providers' global technology infrastructure, including malware, insecure coding, “Acts of God,” attempts to penetrate networks, data leakage and human error, could have adverse affects on the Company's operations. While we have invested and continue to invest in information technology risk management and disaster recovery plans, these measures cannot fully insulate the Company from technology disruptions or data loss and the resulting adverse effect on the Company's operations and financial results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters, located in Danbury, Connecticut, consists of one building containing 144,000 square feet, situated on approximately 18.0 acres of land, all of which is owned by us. Located adjacent to the corporate headquarters, and situated on approximately 5.4 acres, is the Ethan Allen Hotel and Conference Center, containing approximately 200 guestrooms. This hotel, owned by a wholly-owned subsidiary of Ethan Allen, is used in connection with Ethan Allen functions and training programs, as well as for functions and accommodations for the general public.

We operate eight manufacturing facilities located in the U.S., Mexico and Honduras. All of these facilities are owned by the Company and include four case good plants (including one sawmill) totaling 1,711,000 square feet, three upholstery furniture plants totaling 820,000 square feet, and one home accessory plant of 295,000 square feet. Our wholesale division also owns and operates one national distribution center supported by one owned small parcel and fulfillment center which are a combined 829,000 square feet. Two of our case goods manufacturing facilities are located in Vermont, one is in North Carolina and one is in Choloma, Honduras. We have two upholstery manufacturing facilities at our Maiden, North Carolina campus, and one in Guanajuato, Mexico. Our distribution facility is located in Virginia.

We own five and lease eight retail service centers, totaling 993,000 square feet. Our retail service centers are located throughout the United States and Canada and serve to support our various retail sales districts.

The geographic distribution of our retail design center network as of June 30, 2013 is as follows:

	Retail Design Center Category
	Company Operated	Independently Operated
United States	139	62
Canada	6	3
Asia	-	79
Europe	2	-
Middle East	-	4
Total	147	148

Of the 147 Company operated retail design centers, 71 of the properties are owned and 76 of the properties are leased from independent third parties. Of the 71 owned design centers, 17 are subject to land leases. We own nine additional retail properties, two of which are leased to independent Ethan Allen retailers, and four of which are leased to unaffiliated third parties. See Note 7 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

We believe that all of our properties are well maintained and in good condition. We estimate that our manufacturing plants are currently operating at approximately 70% of capacity. We believe we have additional capacity at selected facilities, which we could utilize with minimal additional capital expenditures.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under ticker symbol "ETH". The following table sets forth, for each quarterly period during the past two fiscal years, (i) the intraday high and low sales prices of our common stock as reported on the New York Stock Exchange and (ii) the dividends per share paid by us:

	Market Price		Dividends
	High	Low	Per Share
Fiscal 2013
First Quarter	$25.30	$19.54	$0.09
Second Quarter	30.29	21.48	0.50
Third Quarter	33.18	26.26	0.09
Fourth Quarter	33.36	26.76	0.09

Fiscal 2012
First Quarter	$22.32	$13.17	$0.07
Second Quarter	24.40	12.30	0.07
Third Quarter	28.37	22.50	0.07
Fourth Quarter	25.60	18.00	0.09

As of August 8, 2013, there were 267 shareholders of record of our common stock. Management estimates there are approximately 10,000 beneficial shareholders of the Company’s common stock. We expect to continue to declare quarterly dividends for the foreseeable future, business conditions permitting.

Equity Compensation Plan Information

The Equity Compensation Plan Information required by this Item will appear in the Ethan Allen Interiors Inc. proxy statement for the Annual Meeting of Shareholders scheduled to be held on November 19, 2013 and is incorporated herein by reference in the introductory paragraph of Part III of this Annual Report.

Issuer Purchases of Equity Securities

On November 21, 2002, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 2,000,000 shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. Subsequent to that date, the Board of Directors increased the remaining authorization on seven separate occasions, the last of which was on November 13, 2007. There were no share repurchases during the quarter ended June 30, 2013. As of June 30, 2013 we had a remaining Board authorization to repurchase 1,101,490 shares.

Comparative Company Performance

The following line graph compares cumulative total stockholder return for the Company with a performance indicator of the overall stock market, the Standard & Poor’s 500 Index, and an industry index, the Peer Issuer Group Index, assuming $100 was invested on June 30, 2008. The peer group includes Bassett Furniture Industries, Inc., Flexsteel Industries, Inc., Furniture Brands International, Inc., Haverty Furniture Companies, Inc., La-Z-boy Inc., Leggett & Platt, Inc., and Pier 1 Imports Inc. Chromcraft Revington has been removed from the peer group for all periods due to its delisting from the NYSE. The returns of each company have been weighted according to each company’s market capitalization.

Item 6. Selected Financial Data

The following table presents selected financial data for the fiscal years ended June 30, 2013, 2012, 2011, 2010 and 2009 which has been derived from our consolidated financial statements (dollar amounts in thousands except per share data). The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this Annual Report and our Consolidated Financial Statements (including the notes thereto) included under Item 8 of this Annual Report.

Fiscal Year Ended June 30,
2013	2012	2011	2010	2009
Consolidated Operations Data
Net Sales	$729,083	$729,373	$678,960	$590,054	$674,277
Cost of Sales	330,734	339,085	329,500	309,777	326,935
Selling, general and administrative expenses	337,912	340,591	317,527	289,575	353,112
Restructuring and impairment charges, net	-	-	-	2,437	67,001
Operating income (loss)	60,437	49,697	31,933	(11,735)	(72,771)
Interest and other expense, net	10,263	8,458	5,562	7,052	8,409
Income (loss) before income tax expense	50,174	41,239	26,371	(18,787)	(81,180)
Income tax expense (benefit)	17,696	(8,455)	(2,879)	25,529	(28,493)
Net income (loss)	$32,478	$49,694	$29,250	$(44,316)	$(52,687)

Per Share Data
Net income (loss) per basic share	$1.13	$1.72	$1.02	$(1.53)	$(1.83)
Basic weighted average shares outstanding	28,864	28,824	28,758	28,982	28,814
Net income (loss) per diluted share	$1.11	$1.71	$1.01	$(1.53)	$(1.83)
Diluted weighted average shares outstanding	29,239	29,109	28,966	28,982	28,814
Cash dividends per share	$0.77	$0.30	$0.22	$0.20	$0.65

Other Information
Depreciation and amortization	$18,008	$18,581	$20,816	$29,398	$25,635
Capital expenditures and acquisitions	$19,775	$23,404	$12,051	$9,972	$23,903
Working capital	$127,631	$131,715	$113,912	$113,950	$139,239
Current ratio	1.96	to	1	1.87	to	1	1.74	to	1	1.78	to	1	2.24	to	1
Effective tax rate	35.3%	-20.5%	-10.9%	-135.9%	35.1%

Balance Sheet Data (at end of period)
Total assets	$617,285	$644,788	$628,325	$631,777	$646,485
Total debt, including capital lease obligations	131,289	154,500	165,032	203,267	203,148
Shareholders' equity	$334,357	$321,868	$281,687	$258,459	$305,923
Debt as a percentage of equity	39.3%	48.0%	58.6%	78.6%	66.4%
Debt as a percentage of capital	28.2%	32.4%	36.9%	44.0%	39.9%

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles that require, in some cases, that certain estimates and assumptions be made that affect the amounts and disclosures reported in those financial statements and the related accompanying notes. Estimates are based on currently known facts and circumstances, prior experience and other assumptions believed to be reasonable. We use our best judgment in valuing these estimates and may, as warranted, solicit external advice. Actual results could differ from these estimates, assumptions and judgments, and these differences could be material. The following critical accounting policies, some of which are impacted significantly by estimates, assumptions and judgments, affect our consolidated financial statements. For the years ended June 30, 2013, 2012 and 2011, the Company has presented selling, general and administrative expenses as a single line on the consolidated statements of Comprehensive Income to remove information we believe is not meaningful and to improve comparability with our peer companies. Selling expenses, general and administrative expenses, and restructuring and impairment charges had previously been presented separately in those years.

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

Revenue Recognition – Revenue is recognized when all of the following have occurred: persuasive evidence of a sales arrangement exists (e.g. a wholesale purchase order or retail sales invoice); the sales arrangement specifies a fixed or determinable sales price; title and risk of ownership has passed to the customer; no specific performance obligations remain; product is shipped or services are provided to the customer or a fixed schedule of delivery is agreed upon and in place; collectability is reasonably assured. As such, revenue recognition generally occurs upon the shipment of goods to independent retailers or, in the case of Ethan Allen operated retail design centers, upon delivery to the customer. If shipping is billed to customers, this is included in revenue. Recorded sales provide for estimated returns and allowances. We permit our customers to return defective products and incorrect shipments, and terms we offer are standard for the industry.

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

In the fourth quarter of fiscal years 2013 and 2012, the Company performed qualitative assessments of the fair value of the wholesale reporting unit and concluded that the fair value of its goodwill exceeded its carrying value. In fiscal year 2011 the Company performed a quantitative assessment and determined the fair value of its wholesale reporting unit exceeded its carrying value by a substantial margin. The fair value of the trade name exceeded its carrying value by a substantial margin in fiscal years 2013, 2012 and 2011. To calculate fair value of these assets, management relies on estimates and assumptions which by their nature have varying degrees of uncertainty. Wherever possible, management therefore looks for third party transactions to provide the best possible support for the assumptions incorporated. Management considers several factors to be significant when estimating fair value including expected financial outlook of the business, changes in the Company’s stock price, the impact of changing market conditions on financial performance and expected future cash flows, and other factors. Deterioration in any of these factors may result in a lower fair value assessment, which could lead to impairment of the long-lived assets and goodwill of the Company.

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

Basis of Presentation

As of June 30, 2013, Ethan Allen Interiors Inc. has no material assets other than its ownership of the capital stock of Ethan Allen Global, Inc. and conducts all significant transactions through Ethan Allen Global, Inc.; therefore, substantially all of the financial information presented herein is that of Ethan Allen Global, Inc.

Results of Operations

For the year ended June 30, 2013, our operating income increased 21.6% over the prior fiscal year to $60.4 million, and net cash provided by operating activities increased 62.6% over the prior fiscal year to $61.3 million. Our retail division contributed $8.0 million in operating income, up $19.5 million from the loss of $11.5 million the prior year while the retail division net sales grew 3.4%. Our liquidity continued to be strong allowing us to buy back $24 million of our Senior Notes and pay $22 million in dividends, which were $14 million or 176% greater than the prior year, while maintaining a total cash and securities balance at June 30, 2013 about even with the prior year at $104 million.

Despite highly promotional and competitive conditions for our industry, both our wholesale and retail business segments continue to make substantial progress. Our retail segment has now had 14 consecutive quarters of year over year sales growth, and on a consolidated basis, we have had 12 consecutive quarterly profits. Despite 3.4% growth in net sales this fiscal year by our retail division, our consolidated net sales of $729.1 million were essentially flat with the prior year. This was due to a decline the last two quarters of fiscal 2013 in our wholesale shipments to an international independent retailer. As we continue to take strong and decisive actions to grow the business, we continue to operate the business with cautious optimism while aggressively pursuing our business objectives.

One such objective is to continuously reexamine our retail footprint to optimize our structure and “do more with less.” While the number of Company operated design centers was 147 at June 30 of both 2013 and 2012, we had approximately 1,900 associates in our retail division at fiscal year end, 11% fewer than the prior year. Despite the lower staffing, we grew our retail division net sales by 3.4% and improved significantly our retail division operating profit. Our culture of entrepreneurship and streamlined operating structure made this possible despite investments made this year to open international, foreign language design centers in Canada and Belgium.

We also continue to make considerable investments to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of the retail network design center personnel. We believe that over time, we will continue to benefit from (i) continuous repositioning of our retail network, (ii) frequent new product introductions, (iii) new and innovative marketing promotions and effective use of targeted advertising media, and (iv) continued use of the latest technology coupled with personal service from our interior design professionals. We believe our network of professionally trained interior design professionals differentiates us significantly from others in our industry.

Our manufacturing and logistics operations are also more efficient. We strengthened our domestic operations with strategic equipment purchases and added capacity in Mexico and Honduras. We estimate our manufacturing facilities are currently operating at approximately 70% of capacity based on their current shifts and staffing. We believe we have sufficient scalable capacity that with minimal capital investments and a balance of outsourcing we can significantly grow sales while maintaining control over cost, quality and service to our customers.

Independent retailers operated 148 design centers at June 30, 2013 compared with 151 at June 30, 2012. Our international net sales to independent retailers were 5.1% of our consolidated net sales for the year ended June 30, 2013 compared with 6.6% the previous year. Most of this decrease came from lower shipments to our independent retailer in China who reduced its inventory and number of design centers (68 at June 30, 2013 compared to 70 at June 30, 2012).

Business Results:

Our revenues are comprised of (i) wholesale sales to independently operated and Company operated retail design centers and (ii) retail sales of Company operated design centers. See Note 15 to our Consolidated Financial Statements for the year ended June 30, 2013 included under Item 8 of this Annual Report.

The components of consolidated revenues and operating income (loss) are as follows (in millions):

	Fiscal Year Ended June 30,
	2013	2012	2011
Revenue:
Wholesale segment	$434.4	$456.9	$422.9
Retail segment	578.3	559.4	505.9
Elimination of inter-segment sales	(283.6)	(286.9)	(249.8)
Consolidated revenue	$729.1	$729.4	$679.0

Operating income (loss):
Wholesale segment	$50.8	$64.4	$49.9
Retail segment	8.0	(11.5)	(15.4)
Adjustment for inter-company profit (1)	1.6	(3.2)	(2.6)
Consolidated operating income	$60.4	$49.7	$31.9

(1)	Represents the change in wholesale profit contained in Ethan Allen operated design center inventory existing at the end of the period.

Fiscal 2013 Compared to Fiscal 2012

Consolidated revenue for the fiscal year ended June 30, 2013 was $729.1 million compared to $729.4 million in fiscal 2012. There was year-over-year growth in the retail segment in both net sales and written orders, which were offset by declines in our wholesale segment. The decreases in the wholesale segment were partly due to lower international shipments and higher display product sales in the prior year.

Wholesale revenue for fiscal 2013 decreased by $22.5 million, or 4.9%, to $434.4 million from $456.9 million in the prior year. The year-over-year decrease was primarily attributable to a reduction in the incoming order rate for the second and third quarters of fiscal 2013. Orders in the fourth quarter of fiscal 2013 increased over the same prior year period. We believe this decrease in year-over-year sales and orders is due primarily to (i) lower shipments of prototype products, (ii) lower international shipments, and (iii) a slight decrease in the number of total design centers globally, in the current year. The number of total design centers globally decreased to 295 at June 30, 2013 from 298 at June 30, 2012. The independently operated retail network decreased by three net design centers to 148 at June 30, 2013 including a net decrease of 2 locations to 68 in China. While the count of Ethan Allen operated design centers was 147 at both June 30 of 2013 and 2012, we opened seven design centers (three of which were relocations), acquired two from independent retailers, closed four design centers, and sold two to an independent retailer.

Retail revenue from Ethan Allen operated design centers for the twelve months ended June 30, 2013 increased by $18.9 million, or 3.4%, to $578.3 million from $559.4 million for the twelve months ended June 30, 2012. We believe the increase in retail sales by Ethan Allen operated design centers is due to (i) our new product introductions, promotional marketing campaigns, and the design solutions approach of our interior design professionals, (ii) continued use of both our national television and direct mail media campaigns, (iii) our digital communications to prospective clients, and (iv) the positive effects of continuously repositioning our retail network. These factors were partly offset by a decrease in clearance sale revenue by our US retail division. We ended both the current and prior fiscal years with 147 Ethan Allen operated design centers. Year-over-year, written business of Ethan Allen operated design centers increased 1.1% and comparable design centers written business increased 1.0%.

Gross profit for fiscal 2013 increased to $398.3 million from $390.3 million in fiscal 2012. The $8.1 million increase in gross profit was primarily attributable to (i) the increase in retail net sales of 3.4% or $18.9 million (ii) a stronger sell through of retail inventory, releasing profit contained in the retail segment inventory, and (iii) the higher mix of retail net sales to consolidated net sales in the current year (79.3%) compared to the prior year period (76.7%). These positive factors were partly offset by a decline in wholesale gross profit driven primarily by 4.9% or $22.5 million lower wholesale net sales. Our consolidated gross margin increased to 54.6% for fiscal 2013 from 53.5% in fiscal 2012 as a result, primarily, of the factors noted above.

Operating expenses decreased $2.7 million or 0.8% to $337.9 million or 46.3% of net sales in fiscal 2013 from $340.6 million or 46.7% of net sales in fiscal 2012. The decrease in current year expenses is primarily due to operating efficiencies in our retail segment and general cost controls partly offset by (i) losses on the sale of vacant real estate, (ii) costs of operating our plants in Mexico and Honduras, and (iii) costs of international expansion into Montreal and Belgium during fiscal 2013.

Operating income for the year ended June 30, 2013 totaled $60.4 million, or 8.3% of net sales, compared to $49.7 million, or 6.8% of net sales, in the prior year. Wholesale operating income for fiscal 2013 totaled $50.8 million, or 11.7% of net sales, as compared to $64.4 million, or 14.1% of net sales, in the prior year. Retail operating income was $8.0 million, or 1.4% of sales, for fiscal 2013, compared to a loss of $11.5 million, or a negative 2.1% of sales, for fiscal 2012, an improvement of $19.5 million. The improvement in consolidated operating income was primarily attributable (i) to an increase in sales volume and operating efficiencies achieved in our retail segment, (ii) through greater sell through of retail segment inventory compared to the prior year as shown in the table above, partly offset by reduced volume in our wholesale segment.

Interest and other income, net was an expense of $1.5 million in fiscal 2013 compared to income of $0.6 million in fiscal 2012. The $2.0 million decrease was primarily due to the loss incurred on the repurchase of $24 million of the Senior Notes during the fourth quarter of the current fiscal year.

Interest and other related financing costs decreased $0.2 million to $8.8 million from $9.0 million in the prior year. The decrease is primarily due to lower debt outstanding. Interest savings on the fiscal 2013 Senior Note repurchases will be realized beginning in fiscal 2014.

Income tax was an expense of $17.7 million for fiscal 2013 as compared to a benefit of $8.5 million for fiscal 2012. Our effective tax rate for fiscal 2013 was 35.3% compared to a negative 20.5% in fiscal 2012. The current year effective tax rate includes tax expense on income, interest expense on uncertain tax positions, and the recording of additional uncertain tax positions partially offset by the recognition of previously unrecognized tax benefits and the impact of maintaining certain valuation allowances. The prior period effective tax rate includes the benefit from the reversal of certain valuation allowances on deferred tax assets established in fiscal 2010, and the recognition of certain previously unrecognized tax benefits, partly offset by tax expense on the prior year’s net income, recording additional uncertain tax positions and interest expense on uncertain tax positions.

Net income for fiscal 2013 was $32.5 million as compared to $49.7 million in fiscal 2012. Net income per diluted share totaled $1.11 in the current year compared to $1.71 per diluted share in the prior year.

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

Wholesale revenue for fiscal 2012 increased by $34.0 million, or 8.0%, to $456.9 million from $422.9 million in the prior year. The year-over-year increase was primarily attributable to a 14.9% increase in the incoming order rate for the first half of fiscal 2012, as we began to see a gradual though inconsistent improvement in consumer spending. Orders during the second half of fiscal 2012 decreased 5.6%, compared to a very strong same prior year period, but were up 6.1% over the first half of fiscal 2012. For the full year, orders increased 3.3% in fiscal 2012 compared to fiscal 2011. We believe this improvement in year-over-year sales and orders is due to our promotional activities, significant new product offerings, our ability to increase production through operating efficiencies, staffing increases, and an increase in the number of total design centers globally to 298 at June 30, 2012 from 286 at June 30, 2011. The independently operated retail network grew by twelve net design centers to 151 at June 30, 2012 including a net increase of 17 locations to 70 in China. While the count of Ethan Allen operated design centers was 147 at June 30 of 2012 and 2011, we opened two new locations, relocated two others, closed five and acquired three design centers during fiscal 2012.

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

Operating expenses increased $23.1 million, or 7.3%, to $340.6 million, or 46.7% of net sales, in fiscal 2012 from $317.5 million, or 46.8% of net sales, in fiscal 2011. The increase in current year expenses is primarily due to (i) the increase in sales which primarily affected commissions and delivery and warehousing costs, (ii) increased compensation and benefit costs primarily from increased investments in retail management, designers and other associates, (iii) increased costs associated with our significant new product introductions in the current fiscal year, (iv) a loss on the sale of real estate in our retail segment during the second quarter of fiscal 2012, (v) an increase in our IT costs due to investments in technology across the business in fiscal 2012, and (vi) higher advertising costs.

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

Income tax was a benefit of $8.5 million for fiscal 2012 as compared to a benefit of $2.9 million for fiscal 2011. Our effective tax rate for fiscal 2012 was a negative 20.5% compared to a negative 10.9% in fiscal 2011. The Fiscal 2012 effective tax rate includes the benefit from the reversal of valuation allowance, and the recognition of certain previously unrecognized tax benefits, partly offset by tax expense on the current year’s net income, recording additional uncertain tax positions and interest expense on uncertain tax positions.

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

Liquidity and Capital Resources

As of June 30, 2013, we held unrestricted cash and cash equivalents of $72.6 million, and marketable securities of $15.5 million. We also held $15.4 million in cash equivalents in restricted accounts in lieu of letters of credit to minimize interest expense. Our principal sources of liquidity include cash and cash equivalents, marketable securities, cash flow from operations, and borrowing capacity under our revolving credit facility, and other borrowings.

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

The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends); sell certain assets; and make investments. At June 30, 2013, we had no revolving loans and $0.6 million of standby and trade letters of credit outstanding under the Facility. Remaining availability under the facility totaled $49.4 million subject to limitations set forth in the agreement and as a result, the coverage charge ratio, and other restricted payment limitations did not apply.

In September 2005, we issued $200.0 million in ten-year senior unsecured notes due 2015 (the "Senior Notes"). The Senior Notes were issued by Global, bearing an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1. We used the net proceeds of $198.4 million to improve our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes. In fiscal years 2011 through 2013, the Company repurchased an aggregate $70.6 million of the Senior Notes in several unsolicited transactions, including $24 million repurchased during the fourth quarter of fiscal 2013.

As of June 30, 2013, we are in compliance with all covenants of the Facility and our Senior Notes.

A summary of net cash provided by (used in) operating, investing, and financing activities for each of the last three fiscal years is provided below (in millions):

	Fiscal Year Ended June 30,
	2013	2012	2011
Operating Activities
Net income plus depreciation and amortization	$50.5	$68.3	$50.1
Working capital items	2.4	(13.2)	11.9
Other operating activities	8.4	(17.4)	1.2
Total provided by operating activities	$61.3	$37.7	$63.2

Investing Activities
Capital expenditures & acquisitions	$(19.8)	$(23.4)	$(12.1)
Net sales (purchases) of marketable securities	(7.1)	3.6	(2.1)
Other investing activities	5.3	3.6	4.6
Total used in investing activities	$(21.6)	$(16.2)	$(9.6)

Financing Activities
Payments of long-term debt and capital lease obligations	$(26.1)	$(12.2)	$(37.9)
Purchases and retirements of company stock	-	(1.3)	(5.4)
Payment of cash dividends	(22.2)	(8.1)	(5.8)
Other financing activities	1.7	0.7	-
Total used in financing activities	$(46.6)	$(20.9)	$(49.1)

Operating Activities

In fiscal 2013, cash of $61.3 million was generated by operating activities, an increase of $23.6 million over fiscal 2012. This increase was driven by a $31.1 million change in cash flow generated from changes in inventory plus $8.9 million higher income before income taxes partly offset by unfavorable changes in cash flow generated from changes in customer deposits of $9.3 million, accounts payable $4.7 million, and net other operating items of $2.4 million.

Investing Activities

In fiscal 2013, $21.6 million of cash was used in investing activities, which is $5.4 million more cash used than in fiscal 2012. This was due primarily to a $10.7 million increase in purchases of marketable securities partly offset by lower capital spending and acquisitions and higher net cash from other investing activities. We anticipate that cash from operations will be sufficient to fund future capital expenditures, business conditions permitting.

Financing Activities

In fiscal 2013, $46.6 million was used in financing activities, which is $25.7 million more cash than used in financing activities in fiscal 2012. This was driven primarily by $14.1 million more paid in dividends in fiscal 2013 and $12.0 million more Senior Notes repurchased during the current fiscal year. The increase in dividends were due to (i) a special dividend of $0.41 per share in December 2012 and (ii) an increase in the regular quarterly dividend from $.07 per share to $.09 per share from July 2012 forward. We expect to continue to declare quarterly dividends for the foreseeable future, business conditions permitting.

As of June 30, 2013, our outstanding debt totaled $131.3 million, the current and long-term portions of which amounted to less than $0.5 million and $130.8 million, respectively. The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $0.5 million in each of fiscal 2014 and 2015, $129.7 million in fiscal 2016, $0.5 million in fiscal 2017, and $0.1 million in fiscal 2018 and thereafter.

The following table summarizes, as of June 30, 2013, the timing of cash payments related to our outstanding contractual obligations (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations:
Debt maturities	$131,289	$480	$130,176	$633	$-
Contractual interest	15,847	7,036	8,792	19	-
Operating lease obligations	202,531	30,485	51,936	40,311	79,799
Letters of credit	586	586	-	-	-
Purchase obligations (1)	-	-	-	-	-
Other long-term liabilities	230	2	5	45	178
Total contractual obligations	$350,483	$38,589	$190,909	$41,008	$79,977

(1) For purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. While we are not a party to any significant long-term supply contracts or purchase commitments, we do, in the normal course of business, regularly initiate purchase orders for the procurement of (i) selected finished goods sourced from third-party suppliers, (ii) lumber, fabric, leather and other raw materials used in production, and (iii) certain outsourced services. All purchase orders are based on current needs and are fulfilled by suppliers within short time periods. At June 30, 2013, our open purchase orders with respect to such goods and services totaled approximately $34 million.

Further discussion of our contractual obligations associated with outstanding debt and lease arrangements can be found in Notes 6 and 7, respectively, to the Consolidated Financial Statements included under Item 8 of this Annual Report.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of June 30, 2013, we had working capital of $127.6 million and a current ratio of 1.96 to 1. In addition to using available cash to fund changes in working capital, necessary capital expenditures, acquisition activity, the repayment of debt, and the payment of dividends, the Company has been authorized by our Board of Directors to repurchase our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such program in place at June 30, 2013 was for our consumer credit program.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”). Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. Our obligation remains in effect for the term of the Program Agreement that expires in July 2014. We expect to renew or replace the current program with a similar program during fiscal 2014. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of this agreement also contain a right for the credit card issuer to demand from the Company collateral of up to $12 million if the Company does not meet certain covenants. As of June 30, 2013, the Company had established a restricted cash and investment collateral account of $6 million to satisfy the current requirement under this demand.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to seven years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of June 30, 2013, the Company’s product warranty liability totaled $0.8 million.

Impact of Inflation

We believe inflation had an impact on our business the last three fiscal years but we have generally been able to create operational efficiencies, seek lower cost alternatives, or raise selling prices in order to offset increases in product and operating costs. It is possible in the future that we will not be successful in our efforts to offset the impacts from inflation.

Business Outlook

The home furnishings industry remains in a slow recovery period following the ’Great Recession’. Many macroeconomic factors have improved including unemployment, consumer confidence, and housing related market indicators in the U.S. However, the U.S. home furnishings industry remains highly competitive and promotional. We remain cautiously optimistic about our performance due to the many strong programs already in place and others we currently plan to introduce in the coming months.

We expect the home furnishings industry to remain extremely competitive with respect to both the sourcing of products and the wholesale and retail sale of those products for the foreseeable future. Domestic manufacturers continue to face pricing pressures because of the lower manufacturing costs in some other countries, particularly within Asia. While we have also turned to overseas sourcing to remain competitive, we choose to differentiate ourselves by maintaining a substantial North American manufacturing base, where we can leverage our vertically integrated structure to our advantage. We continue to believe that a balanced approach to product sourcing, which includes the domestic manufacture of certain product offerings coupled with the import of other selected products, provides the greatest degree of flexibility and is the most effective approach to ensuring that acceptable levels of quality, service and value are attained.

Our retail strategy involves (i) a continued focus on providing new product introductions, a wide array of product solutions, and superior interior design solutions through our large staff of interior design professionals, (ii) continuing strong advertising and marketing campaigns to get our message across and continue to broaden our customer base, (iii) the opening of new or relocated design centers in more prominent locations, while encouraging independent retailers to do the same, (iv) leveraging the use of technology and personal service within our retail network, and (v) further expansion internationally. We believe this strategy provides an opportunity to grow our business.

Further discussion of the home furnishings industry has been included under Item 1 of this Annual Report.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This ASU requires items reclassified in their entirety to net income from accumulated other comprehensive income in the same reporting period to be reported separately from other amounts in other comprehensive income, either on the face of the financial statements or in the notes to the financial statements. We adopted this ASU in the fourth quarter of fiscal 2013 and it had no material impact on our consolidated financial statements.

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

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. At June 30, 2013, we had no floating-rate debt obligations outstanding. As of that same date, our fixed-rate debt obligations primarily consisted of the Senior Notes issued on September 27, 2005. The estimated fair value of the Senior Notes as of June 30, 2013 was $133.9 million as compared to a carrying value of $129.2 million.

Foreign currency exchange risk is primarily limited to our operation of five Ethan Allen operated retail design centers located in Canada, two in Belgium, and our plants in Mexico and Honduras, as substantially all purchases of imported parts and finished goods are denominated in United States dollars. As such, gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on our consolidated results of operations. A decrease in the value of foreign currencies (in particular Asian) relative to the United States dollar may affect the profitability of our vendors but as we employ a balanced sourcing strategy, we believe any impact would be moderate relative to peers in the industry.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data are listed in Item 15 of this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Ethan Allen Interiors Inc.:

We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and subsidiaries (the Company) as of June 30, 2013 and 2012, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2013. We also have audited the Company’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethan Allen Interiors Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Ethan Allen Interiors Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Stamford, Connecticut
August 16, 2013

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2013 and 2012

(In thousands, except share data)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$72,601	$79,721
Marketable securities	15,529	9,005
Accounts receivable, less allowance for doubtful accounts of $1,230 at June 30, 2013 and $1,250 at June 30, 2012	12,277	14,919
Inventories	137,256	155,739
Prepaid expenses and other current assets	22,907	23,408
Total current assets	260,570	282,792
Property, plant and equipment, net	291,672	295,695
Goodwill and other intangible assets	45,128	45,128
Restricted cash and investments	15,433	15,416
Other assets	4,482	5,757
Total assets	$617,285	$644,788
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$480	$250
Customer deposits	59,098	65,465
Accounts payable	22,995	27,315
Accrued compensation and benefits	27,205	30,534
Accrued expenses and other current liabilities	23,161	27,513
Total current liabilities	132,939	151,077
Long-term debt	130,809	154,250
Other long-term liabilities	19,180	17,593
Total liabilities	282,928	322,920
Shareholders' equity:
Class A common stock, par value $0.01; 150,000,000 shares authorized; 48,557,973 shares issued at June 30, 2013 and 48,485,704 shares issued at June 30, 2012	486	485
Class B common stock, par value $0.01; 600,000 shares authorized; none issued	-	-
Preferred stock, par value $0.01; 1,055,000 shares authorized; none issued	-	-
Additional paid-in-capital	363,938	361,165

Less: Treasury stock (at cost), 19,650,385 shares at June 30, 2013 and 19,650,385 shares at June 30, 2012	(584,041)	(584,041)
Retained earnings	553,083	542,918
Accumulated other comprehensive income	684	1,141
Total Ethan Allen Interiors Inc. shareholders' equity	334,150	321,668
Noncontrolling interests	207	200
Total shareholders equity	334,357	321,868
Total liabilities and shareholders' equity	$617,285	$644,788

See accompanying notes to consolidated financial statements.

For Years Ended June 30, 2013, 2012, and 2011

(In thousands, except share data)

	2013	2012	2011
Net sales	$729,083	$729,373	$678,960
Cost of sales	330,734	339,085	329,500
Gross profit	398,349	390,288	349,460
Selling, general and administrative expenses	337,912	340,591	317,527
Operating income	60,437	49,697	31,933
Interest and other income (expense)	(1,485)	562	5,564
Interest and other related financing costs	8,778	9,020	11,126
Income before income taxes	50,174	41,239	26,371
Income tax expense (benefit)	17,696	(8,455)	(2,879)
Net income	$32,478	$49,694	$29,250

Per share data:
Net income per basic share	$1.13	$1.72	$1.02
Basic weighted average common shares	28,864	28,824	28,758
Net income per diluted share	$1.11	$1.71	$1.01
Diluted weighted average common shares	29,239	29,109	28,966
Dividends declared per common share	$0.77	$0.30	$0.22

Comprehensive income:
Net income	$32,478	$49,694	$29,250
Other comprehensive income
Curency translation adjustment	(506)	(1,154)	917
Other	56	(38)	97
Other comprehensive income (loss) net of tax	(450)	(1,192)	1,014
Comprehensive income	$32,028	$48,502	$30,264

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For Years Ended June 30, 2013, 2012, and 2011

(In thousands)

	2013	2012	2011
Operating activities:
Net income	$32,478	$49,694	$29,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,008	18,581	20,816
Compensation expense related to share-based payment awards	1,401	1,702	931
Provision (benefit) for deferred income taxes	2,767	(19,522)	(63)
Loss on disposal of property, plant and equipment	3,717	1,648	325
Other	1,824	(42)	(132)

Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	1,922	(456)	187
Inventories	18,569	(12,531)	(5,278)
Prepaid and other current assets	1,070	(755)	4,407
Customer deposits	(6,951)	2,331	7,861
Accounts payable	(4,320)	357	5,595
Accrued expenses and other current liabilities	(7,839)	(2,125)	(884)
Other assets and liabilities	(1,345)	(1,181)	147
Net cash provided by operating activities	61,301	37,701	63,162

Investing activities:
Proceeds from the disposal of property, plant & equipment	3,283	1,873	3,196
Change in restricted cash and investments	(17)	975	927
Capital expenditures	(19,005)	(22,884)	(9,094)
Acquisitions	(770)	(520)	(2,957)
Purchases of marketable securities	(18,247)	(3,647)	(9,466)
Sales of marketable securities	11,165	7,230	7,319
Other investing activities	1,990	816	432
Net cash used in investing activities	(21,601)	(16,157)	(9,643)

Financing activities:
Payments on long-term debt and capital lease obligations	(26,104)	(12,204)	(37,887)
Purchases and retirements of company stock	-	(1,350)	(5,377)
Payment of cash dividends	(22,220)	(8,062)	(5,754)
Other financing activities	1,758	738	(61)
Net cash used in financing activities	(46,566)	(20,878)	(49,079)
Effect of exchange rate changes on cash	(254)	536	227
Net increase (decrease) in cash & cash equivalents	(7,120)	1,202	4,667
Cash & cash equivalents - beginning of year	79,721	78,519	73,852
Cash & cash equivalents - end of year	$72,601	$79,721	$78,519

Supplemental cash flow information:
Income taxes paid (received)	$19,046	$14,731	$(8,595)
Interest paid	$8,626	$8,693	$10,838
Non-cash capital lease obligations incurred	$927	$1,590	$-

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

For Years Ended June 30, 2013, 2012, and 2011

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Other Comprehensive Income	Retained Earnings	Non- Controlling Interests	Total
Balance at June 30, 2010	483	358,722	(581,331)	1,244	479,341	-	258,459
Stock issued on share-based awards	1	75	-	-	-	-	76
Compensation expense associated with share-based awards	-	931	-	-	-	-	931
Purchase/retirement shares of company stock	-	-	(2,787)	-	-	-	(2,787)
Issuance of treasury shares for 401k match	-	-	1,427	-	(345)	-	1,082
Dividends declared on common stock	-	-	-	-	(6,338)	-	(6,338)
Comprehensive income	-	-	-	1,014	29,250	-	30,264
Balance at June 30, 2011	484	359,728	(582,691)	2,258	501,908	-	281,687
Stock issued on share-based awards	1	224	-	-	-	-	225
Compensation expense associated with share-based awards	-	1,702	-	-	-	-	1,702
Tax benefit associated with exercise of share based awards	-	(489)	-	-	-	-	(489)
Purchase/retirement of company stock	-	-	(1,350)	-	-	-	(1,350)
Dividends declared on common stock	-	-	-	-	(8,684)	-	(8,684)
Increase from business combination						275	275
Comprehensive income (loss)	-	-	-	(1,117)	49,694	(75)	48,502
Balance at June 30, 2012	485	361,165	(584,041)	1,141	542,918	200	321,868
Stock issued on share-based awards	1	1,398	-	-	-	-	1,399
Compensation expense associated with share-based awards	-	1,401	-	-	-	-	1,401
Tax benefit associated with exercise of share based awards	-	(26)	-	-	-	-	(26)
Dividends declared on common stock	-	-	-	-	(22,313)	-	(22,313)
Comprehensive income (loss)	-	-	-	(457)	32,478	7	32,028
Balance at June 30, 2013	$486	$363,938	$(584,041)	$684	$553,083	$207	$334,357

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2013, 2012 and 2011

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

Nature of Operations

We are a leading manufacturer and retailer of quality home furnishings and accessories, offering a full complement of home decorating and design solutions. We sell our products through one of the country’s largest home furnishing retail networks with a total of 295 retail design centers, of which 147 are Company operated and 148 are independently operated. Nearly all of our Company operated retail design centers are located in the United States, with the remaining Company operated design centers located in Canada and Belgium. The majority of the independently operated design centers are in Asia, with the remaining independently operated design centers located throughout the United States, Canada and the Middle East. We have eight manufacturing facilities, one of which includes a separate sawmill operation, located throughout the United States, one in Mexico and one in Honduras.

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

Reclassifications

Certain reclassifications have been made to prior years’ financial statements in order to conform to the current year’s presentation. These changes were made for disclosure purposes only and did not have any impact on previously reported results.

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

Financial Instruments

Due to their short-term nature, the carrying value of our cash and cash equivalents, receivables and payables, short-term debt and customer deposit liabilities approximates fair value. Substantially all of our long-term debt consists of our Senior Notes, the estimated fair value of which is $133.9 million at June 30, 2013 and $155.3 million at June 30, 2012, as compared to a carrying value on those dates of $129.2 million and $153.0 million, respectively.

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

A valuation allowance must be established for deferred tax assets when it is more likely than not that the assets will not be realized. During fiscal 2012, we released all of United States federal and Canadian valuation allowance against net deferred tax assets established during the fourth quarter of fiscal 2010. We recorded a tax benefit of $21.6 million for the reversal of the valuation allowance against those assets, with a non-cash benefit to earnings in the quarter ended March 31, 2012. We retained a valuation allowance against various foreign, state and local deferred tax assets in our retail segment. At June 30, 2013 this valuation allowance was approximately $2.9 million.

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

Revenue Recognition

Revenue is recognized when all of the following have occurred: persuasive evidence of a sales arrangement exists (e.g. a wholesale purchase order or retail sales invoice); the sales arrangement specifies a fixed or determinable sales price; title and risk of ownership has passed to the customer; no specific performance obligations remain; product is shipped or services are provided to the customer or a fixed schedule of delivery is agreed upon and in place; collectability is reasonably assured. As such, revenue recognition generally occurs upon the shipment of goods to independent retailers or, in the case of Ethan Allen operated retail design centers, upon delivery to the customer. If shipping is billed to customers, this is included in revenue. Recorded sales provide for estimated returns and allowances. We permit our customers to return defective products and incorrect shipments, and terms we offer are standard for the industry.

Shipping and Handling Costs

Our practice has been to sell our products at the same delivered cost to all retailers nationwide, regardless of shipping point. Costs incurred by the Company to deliver finished goods are expensed and recorded in selling, general and administrative expenses. Shipping and handling costs amounted to $60.6 million in fiscal years 2013 and 2012 and $58.2 million for fiscal year 2011.

Advertising Costs

Advertising costs are expensed when first aired or distributed. Our total advertising costs were $29.8 million in fiscal years 2013 and 2012 and $28.2 million in fiscal year 2011. These amounts are presented net of proceeds received by us under our agreement with the third-party financial institution responsible for administering our consumer finance programs. Prepaid advertising costs at June 30, 2013 totaled $1.6 million compared to $1.4 million at June 30, 2012.

Earnings Per Share

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that the weighted average outstanding shares are adjusted to include the effects of converting all potentially dilutive share-based awards issued under our employee stock plans (see Notes 9 and 10). Certain unvested share-based payment awards are participating securities because they contain rights to receive non-forfeitable dividends (if paid), and are included in the two-class method of computing earnings per share.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This ASU requires items reclassified in their entirety to net income from accumulated other comprehensive income in the same reporting period to be reported separately from other amounts in other comprehensive income, either on the face of the financial statements or in the notes to the financial statements. We adopted this ASU in the fourth quarter of fiscal 2013 and it had no material impact on our consolidated financial statements.

(2)     Business Acquisitions

From time to time the Company acquires design centers from its independent retailers in arms length transactions. There were no material acquisitions completed during the three fiscal years ended June 30, 2013, 2012 and 2011 respectively.

(3)     Inventories

Inventories at June 30 are summarized as follows (in thousands):

	2013	2012

Finished goods	$107,508	$119,978
Work in process	6,961	8,638
Raw materials	22,787	27,123
	$137,256	$155,739

Inventories are presented net of a related valuation allowance of $2.7 million at both June 30, 2013 and June 30, 2012.

(4)     Property, Plant and Equipment

Property, plant and equipment at June 30 are summarized as follows (in thousands):

	2013	2012

Land and improvements	$89,091	$89,963
Building and improvements	388,628	383,801
Machinery and equipment	116,666	113,604
	594,385	587,368
Less: accumulated depreciation and amortization	(302,713)	(291,673)
	$291,672	$295,695

(5)     Goodwill and Other Intangible Assets

At both June 30, 2013 and 2012, we had $25.4 million of goodwill, and $19.7 million of other indefinite-lived intangible assets consisting of Ethan Allen trade names in our wholesale segment. Our retail segment had $48.4 million of goodwill which was fully impaired in fiscal 2009.

In the fourth quarter of fiscal years 2013 and 2012, the Company performed qualitative assessments of the fair value of the wholesale reporting unit and concluded that the fair value of its goodwill exceeded its carrying value. In fiscal year 2011 the Company performed a quantitative assessment and determined the fair value of its wholesale reporting unit exceeded its carrying value by a substantial margin. The fair value of the trade name exceeded its carrying value by a substantial margin in fiscal years 2013, 2012 and 2011. To calculate fair value of these assets, management relies on estimates and assumptions which by their nature have varying degrees of uncertainty. Wherever possible, management therefore looks for third party transactions to provide the best possible support for the assumptions incorporated. Management considers several factors to be significant when estimating fair value including expected financial outlook of the business, changes in the Company’s stock price, the impact of changing market conditions on financial performance and expected future cash flows, and other factors. Deterioration in any of these factors may result in a lower fair value assessment, which could lead to impairment of the long-lived assets and goodwill of the Company.

(6)     Borrowings

Total debt obligations at June 30 consist of the following (in thousands):

	2013	2012

5.375% Senior Notes due 2015	$129,152	$152,986
Capital leases and other	2,137	1,514
Total debt	131,289	154,500
Less curent maturities	480	250
Total long-term debt	$130,809	$154,250

Senior Notes

On September 27, 2005, we completed a private offering of $200.0 million of ten-year senior unsecured notes due 2015 (the "Senior Notes"). The Senior Notes were offered by Global and have an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1 of each year. Proceeds received in connection with the issuance of the Senior Notes, net of a related discount of $1.6 million, totaled $198.4 million. We used the net proceeds from the offering to expand our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes. As of June 30, 2013, outstanding borrowings related to this transaction have been included in the Consolidated Balance Sheets within long-term debt. The discount on the Senior Notes is being amortized to interest expense over the life of the related debt as is debt issuance costs of $2.0 million primarily for banking, legal, accounting, rating agency, and printing services and $0.8 million of losses on settled forward contracts entered in conjunction with this debt issuance. During fiscal 2013, the Company repurchased $24.0 million of the Senior Notes in a single unsolicited transaction. During fiscal 2012, the Company repurchased $12.0 million of the Senior Notes in several unsolicited transactions.

The Senior Notes may be redeemed in whole or in part, at Global’s option at any time at the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes to be redeemed, discounted to the date of redemption on a semi-annual basis at the applicable treasury rate plus 20 basis points, plus, in each case, accrued and unpaid interest to the redemption date. In the event of default, the trustee or the holders of 25% of the outstanding principal amount of the Senior Notes may accelerate payment of principal, premium, if any, and accrued and unpaid interest. Events of default include failure to pay in accordance with the terms of the indenture, including failure, under certain circumstances, to pay indebtedness other than the Senior Notes. As of June 30, 2013, we are in compliance with the terms and conditions and all covenants of the Senior Notes.

Revolving Credit Facility

The Company has a senior secured, asset-based, revolving credit facility (the “Facility”) which provides revolving credit financing of up to $50 million, subject to borrowing base availability, and includes a right for the Company to increase the total facility to $100 million either with existing or additional lenders subject to certain conditions. The Facility expires March 25, 2016, or June 26, 2015 if the Company’s Senior Notes have not been refinanced. At the Company’s option, revolving loans under the Facility bear interest at an annual rate of either:

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

The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends); sell certain assets; and make investments. At June 30, 2013, we had no revolving loans and $0.6 million of standby and trade letters of credit outstanding under the Facility. Remaining availability under the facility totaled $49.4 million subject to limitations set forth in the agreement and as a result, the coverage charge ratio, and other restricted payment limitations did not apply. As of June 30, 2013, we are in compliance with all the covenants of the Facility.

For fiscal years ended June 30, 2013, 2012 and 2011, the weighted-average interest rates applicable under our outstanding debt obligations for each year was approximately 5.5%. Aggregate scheduled maturities of our debt obligations for each of the five fiscal years subsequent to June 30, 2013, and thereafter are as follows (in thousands):

Fiscal Year Ended June 30	2013
2014	$480
2015	501
2016	129,675
2017	474
2018	159
Subsequent to 2018	-
Total scheduled debt payments	$131,289

(7)     Leases

We lease real property and equipment under various operating lease agreements expiring at various times through 2034. Leases covering retail design center locations and equipment may require, in addition to stated minimums, contingent rentals based on retail sales or equipment usage. Generally, the leases provide for renewal for various periods at stipulated rates. Future minimum lease payments under non-cancelable operating leases for each of the five fiscal years subsequent to June 30, 2013, and thereafter are shown in the table following. Also shown are minimum future rentals from subleases, which will partially offset lease payments in the aggregate (in thousands):

Fiscal Year Ended June 30, 2013
	Minimum Future Lease Payments	Minimum Future Sublease Rentals
2014	$30,485	$2,683
2015	27,780	2,264
2016	24,156	1,408
2017	21,082	1,262
2018	19,229	1,161
Subsequent to 2018	79,799	2,630
Total	$202,531	$11,408

Total rent expense for each of the past three fiscal years ended June 30 was as follows (in thousands):

	2013	2012	2011
Basic rentals under operating leases	$29,897	$30,895	$30,834
Contingent rentals under operating leases	75	109	135
	29,972	31,004	30,969
Less: sublease rent	(2,034)	(1,656)	(1,621)
Total rent expense	$27,938	$29,348	$29,348

As of June 30, 2013 and 2012, deferred rent credits totaling $11.9 million and $11.6 million, respectively, and deferred lease incentives totaling $1.9 million and $2.3 million, respectively, are reflected in the Consolidated Balance Sheets. These amounts are amortized over the respective underlying lease terms on a straight-line basis as a reduction of rent expense.

(8)     Shareholders' Equity

Our authorized capital stock consists of (a) 150,000,000 shares of Class A Common Stock, par value $.01 per share, (b) 600,000 shares of Class B Common Stock, par value $.01 per share, and (c) 1,055,000 shares of Preferred Stock, par value $.01 per share, of which (i) 30,000 shares have been designated Series A Redeemable Convertible Preferred Stock, (ii) 30,000 shares have been designated Series B Redeemable Convertible Preferred Stock, (iii) 155,010 shares have been designated as Series C Junior Participating Preferred Stock, and (iv) the remaining 839,990 shares may be designated by the Board of Directors with such rights and preferences as they determine (all such preferred stock, collectively, the "Preferred Stock"). Shares of Class B Common Stock are convertible to shares of our Common Stock upon the occurrence of certain events or other specified conditions being met. As of June 30, 2013 and 2012, there were no shares of Preferred Stock or Class B Common Stock issued or outstanding.

Share Repurchase Program

On November 21, 2002, the Company’s Board of Directors approved a share repurchase program authorizing us to repurchase up to 2.0 million shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. Subsequent to that date, the Board of Directors increased the then remaining share repurchase authorization on seven separate occasions the last of which was on November 13, 2007. As of June 30, 2013 we had a remaining Board authorization to repurchase 1.1 million shares.

During the past three fiscal years, we repurchased and/or retired the following shares of our common stock (trade date basis):

	2013	2012	2011
Common shares repurchased	-	79,293	204,286
Cost to repurchase common shares	$-	$1,349,557	$2,787,777
Average price per share	$-	$17.02	$13.65

For the fiscal years presented above, we funded our purchases of treasury stock with existing cash on hand and cash generated through current period operations. All of our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity.

(9)      Earnings per Share

The following table sets forth the calculation of weighted average shares for the fiscal years ended June 30 (in thousands):

	2013	2012	2011
Weighted average common shares outstanding for basic calculation	28,864	28,824	28,758
Effect of dilutive stock options and other share-based awards	375	285	208
Weighted average common shares outstanding adjusted for dilution calculation	29,239	29,109	28,966

Certain restricted stock awards and the potential exercise of certain stock options were excluded from the respective diluted earnings per share calculation because their impact is anti-dilutive. In 2013, 2012 and 2011, stock options and share based awards of 877,100, 1,641,500 and 1,657,932, respectively, have been excluded.

(10)     Share-Based Compensation

For the twelve months ended June 30, 2013, 2012, and 2011, share-based compensation expense totaled $1.4 million, $1.7 million, and $0.9 million respectively. These amounts have been included in the Consolidated Statements of Operations within selling, general and administrative expenses. During the twelve months ended June 30, 2013, 2012, and 2011, we recognized related tax benefits associated with our share-based compensation arrangements totaling $0.5 million, $0.6 million and $0.3 million, respectively (before valuation allowances). Such amounts have been included in the Consolidated Statements of Operations within income tax expense.

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

	2013	2012	2011
Volatility	56.5%	45.1%	59.5%
Risk-free rate of return	0.80%	1.92%	0.61%
Dividend yield	1.64%	2.00%	1.16%
Expected average life (in years)	5.8	9.6	1.8

At June 30, 2013, we had 1,067,407 shares of common stock available for future issuance pursuant to the 1992 Stock Option Plan (the “Plan”). The maximum number of shares of common stock reserved for issuance under the Plan is 6,487,867 shares. Following is a description of grants made under the Plan.

Stock Option Awards

The Plan provides for the grant of non-compensatory stock options to eligible employees and non-employee directors. Stock options granted under the Plan are non-qualified under Section 422 of the Internal Revenue code and allow for the purchase of shares of our common stock. The Plan also provides for the issuance of stock appreciation rights ("SARs") on issued options, however, no SARs have been issued as of June 30, 2013. The awarding of such options is determined by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer. Option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant, vest ratably over a specified service period (4 years for awards to employees; 2 years for awards to independent directors), and have a contractual term of 10 years.

Effective October 1, 2011, the Company and M. Farooq Kathwari, our President and Chief Executive Officer, entered into a new employment agreement (the "Agreement"). Pursuant to the terms of the Agreement, Mr. Kathwari was awarded on October 1, 2011, (i) options to purchase 300,000 shares of our common stock at an exercise price of $13.61 which vest ratably over a 5-year period on each June 30, unless earlier vested, in certain circumstances, in accordance with the terms of the Agreement. During fiscal 2013, the Company awarded options to purchase an aggregate of 74,082 shares of our common stock to certain employees other than Mr. Kathwari, which vest in four equal annual installments on the grant date anniversary.

All options were issued at the closing stock price on each grant date, and have a contractual term of 10 years. A summary of stock option activity occurring during the fiscal year ended June 30, 2013 is presented below:

Options	Shares	Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding - June 30, 2012	2,270,708	$27.58
Granted	74,082	22.42
Exercised	(73,071)	19.14
Canceled (forfeited/expired)	(635,225)	30.65
Outstanding - June 30, 2013	1,636,494	26.54	4.0	$9,616,619
Exercisable - June 30, 2013	1,333,287	$28.92	3.1	$5,754,148

The weighted average grant-date fair value of options granted during fiscal 2013, 2012, and 2011 was $9.96, $5.98 and $1.70 respectively. The total intrinsic value of options exercised during 2013, 2012 and 2011 was $0.8 million, $0.1 million, and $0.0 million, respectively. As of June 30, 2013, there was $1.7 million of total unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.8 years. A summary of the nonvested shares as of June 30, 2013 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Grant Date Fair Value
Nonvested June 30, 2012	377,742	$ 5.65
Granted	74,082	9.96
Vested	(139,282)	5.15
Canceled (forfeited/expired)	(9,335)	6.61
Nonvested at June 30, 2013	303,207	$ 6.90

Restricted Stock Awards

On July 26, 2011, as a result of the Company’s performance, the Compensation Committee of the Company’s board of directors awarded Mr. Kathwari 30,000 service-based restricted shares, which vest in three equal annual installments on the grant date anniversary. Effective October 1, 2011, pursuant to the terms of the Agreement, Mr. Kathwari was awarded 105,000 shares of restricted stock, which vest ratably over a 5-year period on each June 30, unless earlier vested, in certain circumstances, in accordance with the terms of the Agreement.

A summary of nonvested restricted share activity occurring during the fiscal year ended June 30, 2013 is presented below.

Restricted Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested - June 30, 2012	142,066	$15.12
Granted	-
Vested	(54,686)	15.18
Canceled (forfeited/expired)	(568)	14.45
Nonvested - June 30, 2013	86,812	$15.09

As of June 30, 2013, there was $1.1 million of total unrecognized compensation cost related to restricted shares granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of restricted shares vested during the fiscal years ending June 30, 2013 and 2012 was $1.4 million and $1.4 million respectively.

Stock Unit Awards

In connection with previous employment agreements, Mr. Kathwari was deemed to have earned 126,000 stock units. In the event of the termination of his employment, regardless of the reason for termination, Mr. Kathwari will receive shares of common stock equal to the number of stock units earned.

(11)     Income Taxes

Income tax expense (benefit) attributable to income from operations consists of the following for the fiscal years ended June 30 (in thousands):

	2013	2012	2011
Current:
Federal	$13,305	$13,086	$(4,428)
State	1,822	(1,433)	1,505
Foreign	125	57	107
Total current	15,252	11,710	(2,816)
Deferred:
Federal	1,798	(20,896)	(1,432)
State	669	591	1,369
Foreign	(23)	140	-
Total deferred	2,444	(20,165)	(63)
Income tax expense (benefit)	$17,696	$(8,455)	$(2,879)

The following is a reconciliation of expected income tax expense (benefit) (computed by applying the federal statutory income tax rate to income before taxes) to actual income tax expense (benefit) (in thousands):

Expected income tax expense	$17,561	35.0%	$14,434	35.0%	$9,228	35.0%
State income taxes, net of federal income tax	1,467	2.9%	1,038	2.5%	750	2.8%
Valuation allowance	631	1.3%	(21,237)	-51.5%	(12,672)	-48.1%
Section 199 Qualified Production Activities deduction	(1,157)	-2.3%	(1,001)	-2.4%	(705)	-2.7%
Unrecognized tax expense (benefit)	30	0.1%	(1,483)	-3.6%	490	1.9%
Other, net	(836)	-1.7%	(206)	-0.5%	30	0.1%
Actual income tax expense (benefit)	$17,696	35.3%	$(8,455)	-20.5%	$(2,879)	-10.9%

The deferred income tax asset and liability balances at June 30 (in thousands) include:

	2013	2012
Deferred tax assets:
Accounts receivable	$463	$470
Employee compensation accruals	5,057	6,321
Stock based compensation	2,342	2,617
Deferred rent credits	5,071	5,283
Restructuring charges	622	526
Net operating loss carryforwards	3,592	3,066
Goodwill	5,020	6,251
Other, net	3,053	3,829
Total deferred tax assets	25,220	28,363
Less: Valuation allowance	(2,948)	(2,317)
Net deferred tax assets	22,272	26,046

Deferred tax liabilities:
Inventories	775	2,068
Property, plant and equipment	1,121	536
Intangible assets other than goodwill	14,264	14,264
Commissions	3,590	3,880
Other, net	20	22
Total deferred tax liability	19,770	20,770
Net deferred tax asset	$2,502	$5,276

The deferred tax balances are classified in the Consolidated Balance Sheets as follows at June 30 (in thousands):

	2013	2012
Current assets	$2,876	$2,147
Non-current assets	251	3,129
Current liabilities	-	-
Non-current liabilities	625	-
Total net deferred tax asset	$2,502	$5,276

Note:        Current deferred tax assets and liabilities and non-current deferred tax assets and liabilities have been presented net in the Consolidated Balance Sheets.

We evaluate our deferred taxes to determine if the “more likely than not” standard of evidence has not been met thereby supporting the need for a valuation allowance.

A valuation allowance must be established for deferred tax assets when it is more likely than not that the assets will not be realized. During fiscal 2012, we released all of United States federal and Canadian valuation allowance against net deferred tax assets established during the fourth quarter of fiscal 2010. We recorded a tax benefit of $21.6 million for the reversal of the valuation allowance against those assets, with a non-cash benefit to earnings in the quarter ended March 31, 2012. We retained a valuation allowance against various foreign, state and local deferred tax assets in our retail segment. At June 30, 2013 this valuation allowance was approximately $2.9 million.

The Company’s deferred income tax assets at June 30, 2013 with respect to the net operating losses expire as follows (in thousands):

	Deferred Income Tax Assets	Net Operating Loss Carryforwards
United States (State), expiring between 2013 and 2032	$2,398	$51,808
Foreign, Expiring between 2029 and 2030	1,194	3,880

Deferred U.S. federal income taxes are not provided for unremitted foreign earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested.

Uncertain Tax Positions

We recognize interest and penalties related to income tax matters as a component of income tax expense. If the $6.8 million of unrecognized tax benefits and related interest and penalties as of June 30, 2013 were recognized, approximately $4.2 million would be recorded as a benefit to income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits including related interest and penalties as of June 30, 2013 and 2012 is as follows (in thousands):

	2013	2012
Beginning balance	$7,369	$11,027
Additions for tax positions taken	1,227	1,074
Reductions for tax positions of prior years	(1,351)	(3,543)
Settlements	(402)	(1,189)
Ending balance	$6,843	$7,369

It is reasonably possible that various issues relating to approximately $3.2 million of the total gross unrecognized tax benefits as of June 30, 2013 will be resolved within the next twelve months as exams are completed or statutes expire. If recognized, approximately $2.0 million of unrecognized tax benefits would reduce our tax expense in the period realized. However, actual results could differ from those currently anticipated.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by the taxing authorities in such major jurisdictions as the U.S. Canada, Mexico and Honduras. As of June 30, 2013, the Company and certain subsidiaries are currently under audit from 2006 through 2010 in the U.S. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant.

(12)     Employee Retirement Programs

The Ethan Allen Retirement Savings Plan

The Ethan Allen Retirement Savings Plan (the "Savings Plan") is a defined contribution plan, which is offered to substantially all of our employees who have completed three consecutive months of service regardless of hours worked. We may, at our discretion, make a matching contribution to the 401(k) portion of the Savings Plan on behalf of each participant. Total 401(k) Company match expense amounted to $2.9 million in 2013, $2.6 million in 2012, and $2.5 million in 2011. The contribution was made entirely in cash in 2013, and 2012 and half in cash and half in shares of the Company’s common stock in 2011.

Other Retirement Plans and Benefits

Ethan Allen provides additional benefits to selected members of senior and middle management in the form of previously entered deferred compensation arrangements and a management cash bonus and other incentive programs. The total cost of these benefits was $3.4 million, $2.7 million, and $1.1 million in 2013, 2012 and 2011, respectively.

(13)     Litigation

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

(14)     Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the fiscal year ended June 30, 2013 (in thousands):

	Foreign currency translation adjustments	Derivative instruments	Unrealized gains and losses on investments	Total
Balance June30, 2012	$1,253	$(119)	$7	$1,141
Changes before reclassifications	$(506)	$-	$(1)	$(507)
Amounts reclassified from accumulated other comprehensive income	$-	$50	$-	$50
Current period other comprehensive income	$(506)	$50	$(1)	$(457)
Balance June30, 2013	$747	$(69)	$6	$684

Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada, Belgium, Honduras and Mexico, and exclude income taxes given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. The derivative instruments are reclassified to interest expense in our consolidated statements of operations.

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

	Fiscal Year Ended June 30,
	2013	2012	2011
Case Goods	37%	38%	39%
Upholstered Products	48%	44%	46%
Home Accessories and Other	15%	18%	15%
	100%	100%	100%

Information for each of the last three fiscal years ended June 30 is provided below (in thousands):

	2013	2012	2011
Net sales:
Wholesale segment	$434,439	$456,915	$422,946
Retail segment	578,284	559,417	505,910
Elimination of inter-company sales	(283,640)	(286,959)	(249,896)
Consolidated Total	$729,083	$729,373	$678,960

Operating income (loss):
Wholesale segment	$50,843	$64,436	$49,898
Retail segment	8,016	(11,522)	(15,344)
Adjustment of inter-company profit (1)	1,578	(3,217)	(2,621)
Consolidated Total	$60,437	$49,697	$31,933

Depreciation & Amortization:
Wholesale segment	$8,166	$7,525	$9,199
Retail segment	9,842	11,056	11,617
Consolidated Total	$18,008	$18,581	$20,816

Capital expenditures:
Wholesale segment	$7,024	$12,168	$6,604
Retail segment	11,981	10,716	2,490
Acquisitions	770	520	2,957
Consolidated Total	$19,775	$23,404	$12,051

	June 30 2013	June 30 2012	June 30 2011
Total Assets:
Wholesale segment	$291,942	$309,573	$309,081
Retail segment	355,233	366,594	347,044
Inventory profit elimination (2)	(29,890)	(31,379)	(27,800)
Consolidated Total	$617,285	$644,788	$628,325

(1)     Represents the change in wholesale profit contained in Ethan Allen design center inventory at the end of the period.

(2)     The wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

The number of independent retail design centers located outside the United States, and the net sales to these foreign independent retailers as a percent of our consolidated net sales is shown in the following table.

	Fiscal Year Ended June 30,
	2013	2012	2011
Design centers	86	87	70
Net sales percentage	5.1%	6.6%	6.3%

(16)     Selected Quarterly Financial Data (Unaudited)

Tabulated below is selected financial data for each quarter of the fiscal years ended June 30, 2013, 2012, and 2011 (in thousands, except per share data):

	Quarter Ended
	September 30	December 31	March 31	June 30
Fiscal 2013:
Net Sales	$187,437	$191,251	$168,144	$182,251
Gross profit	104,253	103,967	91,785	98,344
Net income	10,064	9,846	4,374	8,194
Earnings per basic share	0.35	0.34	0.15	0.28
Earnings per diluted share	0.35	0.34	0.15	0.28
Dividends declared per common share	0.09	0.50	0.09	0.09

Fiscal 2012:
Net Sales	$184,921	$183,275	$175,861	$185,316
Gross profit	97,885	98,219	94,275	99,909
Net income	6,770	8,077	27,548	7,299
Earnings per basic share	0.24	0.28	0.95	0.25
Earnings per diluted share	0.23	0.28	0.94	0.25
Dividends declared per common share	0.07	0.07	0.07	0.09

Fiscal 2011:
Net Sales	$164,841	$173,345	$162,822	$177,952
Gross profit	82,381	89,861	83,069	94,149
Net income	3,813	14,744	3,518	7,175
Earnings per basic share	0.13	0.51	0.12	0.25
Earnings per diluted share	0.13	0.51	0.12	0.25
Dividends declared per common share	0.05	0.05	0.05	0.07

(17)     Financial Instruments

We determine fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the Company. In addition, the fair value of liabilities includes consideration of non-performance risk including our own credit risk. Each fair value measurement is reported in one of the three levels, determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●     Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

●     Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●     Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The following section describes the valuation methodologies we use to measure different financial assets and liabilities at fair value.

 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and June 30, 2012 (in thousands):

	June 30, 2013
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$88,034	$-	$-	$88,034
Available-for-sale securities	-	15,529	-	15,529
Total	$88,034	$15,529	$-	$103,563

	June 30, 2012
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$95,137	$-	$-	$95,137
Available-for-sale securities	-	9,005	-	9,005
Total	$95,137	$9,005	$-	$104,142

Cash equivalents consist of money market accounts, and mutual funds in U.S. government and agency fixed income securities. We use quoted prices in active markets for identical assets or liabilities to determine fair value. There were no transfers between level 1 and level 2 during fiscal years 2013 or 2012. At June 30 of 2013 and 2012, $15.4 million of cash equivalents were restricted and classified as a long-term asset.

At June 30, 2013 available-for-sale securities consist of $14.0 million of U.S. municipal bonds and $1.5 million of corporate bonds, and at June 30, 2012, available for sale securities consisted of $7.5 million in U.S. municipal bonds and $1.5 million of corporate bonds. All securities in both years have maturities of less than two years, and are rated A/A2 or better by S&P/Moody’s respectively. There were no material gross unrealized gains or losses on available-for-sale securities at June 30, 2013 or June 30, 2012.

Additional information on available-for-sale securities balances at June 30 are provided in the following table (in thousands).

	Amortized Cost Basis	Fair Value
2013	$15,314	$15,529
2012	$8,862	$9,005

The contractual maturities of our available-for-sale investments as of June 30, 2013 and 2012 were as follows (in thousands):

June 30, 2013
	Cost	Estimated Fair Value
Due in one year or less	$13,213	$13,067
Due after one year through five years	$2,463	$2,462

June 30, 2012
	Cost	Estimated Fair Value
Due in one year or less	$6,999	$6,862
Due after one year through five years	$2,130	$2,143

Proceeds from sales of investments available for sale were $11.2 million in fiscal 2013 and $7.2 million during fiscal 2012, resulting in no material gain or loss in either period. There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including our cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended June 30, 2013, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis. See also Note 18, “Restricted Cash and Investments”.

(18)     Restricted Cash and Investments

At both June 30, 2013 and 2012 we held $15.4 million of cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation and other insurance liabilities, and for the benefit of the issuer of our private label credit cards to ensure funding for delivery of products sold. These restricted funds, which can be invested by us in money market mutual funds, and U.S. Treasuries and U.S. Government agency fixed income instruments with maturities of two years or less, cannot be withdrawn from our account without the prior written consent of the secured parties. These restricted funds are classified as long-term assets because they are not expected to be used within one year to fund operations. See also Note 17, “Financial Instruments”.

(19)     Subsequent Events

None.

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

The following tables set forth the condensed consolidating balance sheets as of June 30, 2013 and June 30, 2012, the condensed consolidating statements of operations for the twelve months ended June 30, 2013, 2012 and 2011, and the condensed consolidating statements of cash flows for the twelve months ended June 30, 2013, 2012 and 2011 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

June 30, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$57,307	$12,463	$2,831	$-	$72,601
Marketable securities	-	15,529	-	-	-	15,529
Accounts receivable, net	-	12,061	212	4	-	12,277
Inventories	-	-	161,683	5,463	(29,890)	137,256
Prepaid expenses and other current assets	-	9,882	11,275	1,750	-	22,907
Intercompany receivables	-	831,238	302,577	(3,726)	(1,130,089)	-
Total current assets	-	926,017	488,210	6,322	(1,159,979)	260,570
Property, plant and equipment, net	-	9,432	265,698	16,542	-	291,672
Goodwill and other intangible assets	-	37,905	7,223	-	-	45,128
Restricted cash and investments	-	15,433	-	-	-	15,433
Other assets	-	2,188	1,488	806	-	4,482
Investment in affiliated companies	686,451	(111,647)	-	-	(574,804)	-
Total assets	$686,451	$879,328	$762,619	$23,670	$(1,734,783)	$617,285
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$-	$-	$480	$-	$-	$480
Customer deposits	-	-	56,030	3,068	-	59,098
Accounts payable	-	7,390	15,097	508	-	22,995
Accrued expenses and other current liabilities	2,720	29,710	16,683	1,253	-	50,366
Intercompany payables	349,374	(7,460)	766,039	22,136	(1,130,089)	-
Total current liabilities	352,094	29,640	854,329	26,965	(1,130,089)	132,939
Long-term debt	-	129,152	1,657	-	-	130,809
Other long-term liabilities	-	4,492	14,355	333	-	19,180
Total liabilities	352,094	163,284	870,341	27,298	(1,130,089)	282,928
Shareholders’ equity	334,357	716,044	(107,722)	(3,628)	(604,694)	334,357
Total liabilities and shareholders’ equity	$686,451	$879,328	$762,619	$23,670	$(1,734,783)	$617,285

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Year Ended June 30, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$434,741	$796,194	$38,181	$(540,033)	$729,083
Cost of sales	-	327,723	520,570	23,963	(541,522)	330,734
Gross profit	-	107,018	275,624	14,218	1,489	398,349

Selling, general and administrative expenses	180	46,620	272,794	18,318	-	337,912
Operating income (loss)	(180)	60,398	2,830	(4,100)	1,489	60,437

Interest and other miscellaneous income, net	32,658	(4,229)	38	(75)	(29,877)	(1,485)
Interest and other related financing costs	-	8,709	69	-	-	8,778
Income before income tax expense	32,478	47,460	2,799	(4,175)	(28,388)	50,174
Income tax expense (benefit)	-	16,291	1,320	85	-	17,696

Net income/(loss)	$32,478	$31,169	$1,479	$(4,260)	$(28,388)	$32,478

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Year Ended June 30, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$456,895	$787,295	$33,417	$(548,234)	$729,373
Cost of sales	-	341,365	523,064	19,311	(544,655)	339,085
Gross profit	-	115,530	264,231	14,106	(3,579)	390,288

Selling, general and administrative expenses	180	45,690	280,480	14,241	-	340,591
Operating income (loss)	(180)	69,840	(16,249)	(135)	(3,579)	49,697

Interest and other miscellaneous income, net	49,874	(15,403)	216	17	(34,142)	562
Interest and other related financing costs	-	8,997	23	-	-	9,020
Income before income tax expense	49,694	45,440	(16,056)	(118)	(37,721)	41,239
Income tax expense (benefit)	-	(8,013)	(523)	81	-	(8,455)

Net income/(loss)	$49,694	$53,453	$(15,533)	$(199)	$(37,721)	$49,694

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Year Ended June 30, 2011

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$423,458	$718,660	$29,861	$(493,019)	$678,960
Cost of sales	-	321,706	481,814	16,198	(490,218)	329,500
Gross profit	-	101,752	236,846	13,663	(2,801)	349,460

Selling, general and administrative expenses	180	43,791	260,665	12,891	-	317,527
Operating income (loss)	(180)	57,961	(23,819)	772	(2,801)	31,933

Interest and other miscellaneous income, net	29,430	(17,842)	232	5	(6,261)	5,564
Interest and other related financing costs	-	10,847	279	-	-	11,126
Income before income tax expense	29,250	29,272	(23,866)	777	(9,062)	26,371
Income tax expense (benefit)	-	(2,959)	-	80	-	(2,879)

Net income/(loss)	$29,250	$32,231	$(23,866)	$697	$(9,062)	$29,250

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

Year Ended June 30, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$20,821	$24,720	$12,336	$3,424	$-	$61,301
Cash flows from investing activities:
Capital expenditures	-	(1,320)	(14,847)	(2,838)	-	(19,005)
Acquisitions	-	-	(770)	-	-	(770)
Proceeds from the disposal of property, plant and equipment	-	61	3,222	-	-	3,283
Change in restricted cash and investments	-	(17)	-	-	-	(17)
Purchase of marketable securities	-	(18,247)	-	-	-	(18,247)
Proceeds from the sale of marketable securities	-	11,165	-	-	-	11,165
Other	-	1,440	550	-	-	1,990
Net cash used in investing activities	-	(6,918)	(11,845)	(2,838)	-	(21,601)

Cash flows from financing activities:
Payments on long-term debt	-	(25,800)	(304)	-	-	(26,104)
Purchases and other retirements of company stock	-	-	-	-	-	-
Dividends paid	(22,220)	-	-	-	-	(22,220)
Other	1,399	359	-	-	-	1,758
Net cash used in financing activities	(20,821)	(25,441)	(304)	-	-	(46,566)

Effect of exchange rate changes on cash	-	-	-	(254)	-	(254)

Net increase (decrease) in cash and cash equivalents	-	(7,639)	187	332	-	(7,120)

Cash and cash equivalents – beginning of period	-	64,946	12,276	2,499	-	79,721

Cash and cash equivalents – end of period	$-	$57,307	$12,463	$2,831	$-	$72,601

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

Year Ended June 30, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$9,187	$3,939	$18,441	$6,134	$-	$37,701
Cash flows from investing activities:
Capital expenditures	-	(1,952)	(15,721)	(5,211)	-	(22,884)
Acquisitions	-	-	(520)	-	-	(520)
Proceeds from the disposal of property, plant and equipment	-	12	1,861	-	-	1,873
Change in restricted cash and investments	-	975	-	-	-	975
Purchase of marketable securities	-	(3,647)	-	-	-	(3,647)
Proceeds from the sale of marketable securities	-	7,230	-	-	-	7,230
Other	-	305	511	-	-	816
Net cash provided by (used in) investing activities	-	2,923	(13,869)	(5,211)	-	(16,157)

Cash flows from financing activities:
Payments on long-term debt	-	(11,917)	(287)	-	-	(12,204)
Purchases and other retirements of company stock	(1,350)	-	-	-	-	(1,350)
Dividends paid	(8,062)	-	-	-	-	(8,062)
Other	225	238	275	-	-	738
Net cash used in financing activities	(9,187)	(11,679)	(12)	-	-	(20,878)

Effect of exchange rate changes on cash	-	-	-	536	-	536

Net increase (decrease) in cash and cash equivalents	-	(4,817)	4,560	1,459	-	1,202

Cash and cash equivalents – beginning of period	-	69,763	7,716	1,040	-	78,519

Cash and cash equivalents – end of period	$-	$64,946	$12,276	$2,499	$-	$79,721

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

Year Ended June 30, 2011

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$11,055	$38,590	$10,672	$2,845	$-	$63,162
Cash flows from investing activities:
Capital expenditures	-	(1,182)	(5,017)	(2,895)	-	(9,094)
Acquisitions	-	-	(2,957)	-	-	(2,957)
Proceeds from the disposal of property, plant and equipment	-	-	3,196	-	-	3,196
Change in restricted cash and investments	-	927	-	-	-	927
Purchase of marketable securities	-	(9,466)	-	-	-	(9,466)
Proceeds from the sale of marketable securities	-	7,319	-	-	-	7,319
Other	-	432	-	-	-	432
Net cash used in investing activities	-	(1,970)	(4,778)	(2,895)	-	(9,643)

Cash flows from financing activities:
Payments on long-term debt	-	(33,989)	(3,898)	-	-	(37,887)
Purchases and other retirements of company stock	(5,377)	-	-	-	-	(5,377)
Dividends paid	(5,754)	-	-	-	-	(5,754)
Other	76	(137)	-	-	-	(61)
Net cash used in financing actvities	(11,055)	(34,126)	(3,898)	-	-	(49,079)

Effect of exchange rate changes on cash	-	-	-	227	-	227

Net increase in cash and cash equivalents	-	2,494	1,996	177	-	4,667

Cash and cash equivalents – beginning of period	-	67,269	5,720	863	-	73,852

Cash and cash equivalents – end of period	$-	$69,763	$7,716	$1,040	$-	$78,519

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(21)     VALUATION AND QUALIFYING ACCOUNTS

The following table provides information regarding the Company’s sales discounts, sales returns and allowance for doubtful accounts, and inventory valuation allowances (in thousands):

	Balance at Beginning of Period	Additions (Reductions) Charged to Income	Adjustments and/or Deductions	Balance at End of Period
Accounts Receivable:
Sales discounts, sales returns and allowance for doubtful accounts:

June 30, 2013	$1,250	$(20)	$-	$1,230
June 30, 2012	$1,171	$9	$70	$1,250
June 30, 2011	$1,160	$11	$-	$1,171

Inventory:
Inventory valuation allowance:

June 30, 2013	$2,651	$61	$-	$2,712
June 30, 2012	$1,716	$935	$-	$2,651
June 30, 2011	$2,072	$(356)	$-	$1,716

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No changes in, or disagreements with, accountants as a result of accounting or financial disclosure matters, occurred during fiscal years 2013, 2012 or 2011.

Item 9A. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Vice President-Finance ("VPF"), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and VPF, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the CEO and VPF, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2013.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2013, as stated in their report included under Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 will appear in the Ethan Allen Interiors Inc. proxy statement for the Annual Meeting of Shareholders scheduled to be held on November 19, 2013 (the "Proxy Statement"). The Proxy Statement, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in this Annual Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934). In addition, the information set forth below is provided as required by Item 10 and the listing standards of the New York Stock Exchange ("NYSE").

Item 10. Directors, Executive Officers and Corporate Governance

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics can be accessed via our website at www.Ethanallen.com/governance.

We intend to disclose any amendment of our Code of Ethics, or any waiver of any provision thereof, applicable to our principal executive officer and/or principal financial officer, or persons performing similar functions, directors and other executive officers on our website within 4 days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted, and the date of the waiver will also be disclosed.

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

Clinton A. Clark
Kristin Gamble
Dr. James W. Schmotter Don M. Wilson, III

All persons identified as audit committee financial experts are independent from management as defined by the applicable listing standards of the New York Stock Exchange.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

I.               Listing of Documents

(1)

Financial Statements. Our Consolidated Financial Statements, included under Item 8 hereof, as required at June 30, 2013 and 2012, and for the years ended June 30, 2013, 2012 and 2011 consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders' Equity

Notes to Consolidated Financial Statements

(2)

Financial Statement Schedule. The financial statement schedules listed in Rule 5.04 of Regulation S-X have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

10 (e)

Employment Agreement, dated as of September 30, 2011, by and among Ethan Allen Interiors Inc., Ethan Allen Global Inc. and M. Farooq Kathwari (incorporated herein by reference to Exhibit 10(I) to the Current Report on Form 8-K of the Company filed with the SEC on October 6, 2011).

10(e)-1

Amendment, dated as of March 14, 2013, to Employment Agreement, dated as of September 30, 2011, by and among Ethan Allen Interiors Inc., Ethan Allen Global Inc. and M. Farooq Kathwari (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on March 14, 2013).

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

By/s/ David R. Callen
(David R. Callen)
Vice President, Finance and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ M. Farooq Kathwari	Chairman, President and Chief Executive Officer
(M. Farooq Kathwari)	(Principal Executive Officer)

/s/ David R. Callen	Vice President, Finance and Treasurer
(David R. Callen)	(Principal Financial Officer and Principal Accounting Officer)

/s/ James B. Carlson	Director
(James B. Carlson)

/s/ Clinton A. Clark	Director
(Clinton A. Clark)

/s/ John Dooner	Director
(John Dooner)

/s/ Kristin Gamble	Director
(Kristin Gamble)

/s/ James W. Schmotter	Director
(James W. Schmotter)

/s/ Don M. Wilson, III	Director
(Don M. Wilson, III)

/s/ Frank G. Wisner	Director
(Frank G. Wisner)

Date: August 16, 2013