Form 10-Q
period 2013-09-30
ETHAN ALLEN INTERIORS INC
filed 2013-10-31
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

At October 25, 2013, there were 28,914,601 shares of Class A Common Stock,

 par value $.01, outstanding.

Table of Contents

PART I - FINANCIAL INFORMATION

Item	1.	Financial Statements

Consolidated Balance Sheets			2

Consolidated Statements of Comprehensive Income			3

Consolidated Statements of Cash Flows			4

Consolidated Statements of Shareholders’ Equity			5

Consolidated Financial Statements			6

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item	4.	Controls and Procedures	25

		PART II - OTHER INFORMATION

Item	1.	Legal Proceedings	25

Item	1A.	Risk Factors	25

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item	3.	Defaults Upon Senior Securities	26

Item	4.	Mine Safety Disclosures	26

Item	5.	Other Information	26

Item	6.	Exhibits	27

SIGNATURES			28

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	September 30, 2013	June 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,224	$72,601
Marketable securities	13,431	15,529
Accounts receivable, less allowance for doubtful accounts of $1,268 at September 30, 2013 and $1,230 at June 30, 2013	12,549	12,277
Inventories	141,664	137,256
Prepaid expenses and other current assets	22,515	22,907
Total current assets	281,383	260,570
Property, plant and equipment, net	289,542	291,672
Goodwill and other intangible assets	45,128	45,128
Restricted cash and investments	14,934	15,433
Other assets	4,585	4,482
Total assets	$635,572	$617,285
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$485	$480
Customer deposits	67,401	59,098
Accounts payable	25,783	22,995
Accrued compensation and benefits	23,086	27,205
Accrued expenses and other current liabilities	28,128	23,161
Total current liabilities	144,883	132,939
Long-term debt	130,712	130,809
Other long-term liabilities	19,036	19,180
Total liabilities	294,631	282,928
Shareholders' equity:
Class A common stock	486	486
Additional paid-in-capital	364,319	363,938
Less: Treasury stock (at cost)	(584,041)	(584,041)
Retained earnings	559,213	553,083
Accumulated other comprehensive income	750	684
Total Ethan Allen Interiors Inc. shareholders' equity	340,727	334,150
Noncontrolling interests	214	207
Total shareholders' equity	340,941	334,357
Total liabilities and shareholders' equity	$635,572	$617,285

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited

(In thousands, except per share data)

	Three months ended
	September 30,
	2013	2012
Net sales	$181,659	$187,437
Cost of sales	82,916	83,184
Gross profit	98,743	104,253
Selling, general and administrative expenses	82,799	86,299
Operating income	15,944	17,954
Interest and other income	82	74
Interest and other related financing costs	1,873	2,199
Income before income taxes	14,153	15,829
Income tax expense	5,119	5,765
Net income	$9,034	$10,064

Per share data:
Basic earnings per common share:
Net income per basic share	$0.31	$0.35
Basic weighted average common shares	28,911	28,836
Diluted earnings per common share:
Net income per diluted share	$0.31	$0.35
Diluted weighted average common shares	29,288	29,141

Comprehensive income:
Net income	$9,034	$10,064
Other comprehensive income
Currency translation adjustment	55	160
Other	18	25
Other comprehensive income net of tax	73	185
Comprehensive income	$9,107	$10,249

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three months ended September 30,
Operating activities:	2013	2012
Net income	$9,034	$10,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,289	4,606
Compensation expense related to share-based payment awards	373	390
Provision (benefit) for deferred income taxes	57	(211)
Loss on disposal of property, plant and equipment	369	1,600
Other	246	182

Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(272)	(445)
Inventories	(4,408)	(739)
Prepaid and other current assets	60	132
Customer deposits	8,303	(5,175)
Accounts payable	2,788	(6,484)
Accrued expenses and other current liabilities	429	2,834
Other assets and liabilities	(123)	(65)
Net cash provided by operating activities	21,145	6,689

Investing activities:
Proceeds from the disposal of property, plant & equipment	770	711
Change in restricted cash and investments	499	(6)
Capital expenditures	(3,305)	(8,318)
Acquisitions	-	(598)
Purchases of marketable securities	(3,990)	(4,677)
Sales of marketable securities	5,920	2,885
Other investing activities	83	60
Net cash used in investing activities	(23)	(9,943)

Financing activities:
Payments on long-term debt and capital lease obligations	(118)	(62)
Payment of cash dividends	(2,605)	(2,594)
Other financing activities	140	47
Net cash used in financing activities	(2,583)	(2,609)
Effect of exchange rate changes on cash	84	55
Net increase (decrease) in cash & cash equivalents	18,623	(5,808)
Cash & cash equivalents at beginning of period	72,601	79,721
Cash & cash equivalents at end of period	$91,224	$73,913

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

 Three Months Ended September 30, 2013

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- Controlling Interests	Total
Balance at June 30, 2013	$486	$363,938	$(584,041)	$684	$553,083	$207	$334,357

Stock issued on share-based awards	-	128	-	-	-	-	128

Compensation expense associated with share-based awards	-	373	-	-	-	-	373

Tax benefit associated with exercise of share based awards	-	(120)	-	-	-	-	(120)

Dividends declared on common stock	-	-	-	-	(2,904)	-	(2,904)

Comprehensive income	-	-	-	66	9,034	7	9,107
Balance at September 30, 2013	$486	$364,319	$(584,041)	$750	$559,213	$214	$340,941

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

Our consolidated financial statements include the accounts of an entity in which we are a majority shareholder and have the power to direct the activities that most significantly impact the entity’s performance. Noncontrolling interest amounts in the entity are immaterial and included in the Consolidated Statement of Comprehensive Income within interest and other miscellaneous income, net.

For the three months ended September 30, 2013 and 2012, the Company has combined selling, general and administrative expenses in a single line item on the Consolidated Statements of Comprehensive Income to remove information that we do not believe is meaningful and to improve comparability with peer companies. Selling expenses, general and administrative expenses, and restructuring and impairment charges had previously been presented separately.

(2)   Interim Financial Presentation

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2013.

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by domestic and foreign jurisdictions. As of September 30, 2013, the Company and certain subsidiaries are currently under audit from 2006 through 2011 in the U.S. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant. It is reasonably possible that some of these audits may be completed during the next twelve months. It is reasonable to expect that various issues relating to uncertain tax benefits will be resolved within the next twelve months as exams are completed or as statutes expire and will impact the effective tax rate.

The Company’s consolidated effective tax rate was 36.2% for the three months ended September 30, 2013, and 36.4% for the three months ended September 30, 2012. The current quarter effective tax rate primarily includes tax expense on the current quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on certain deferred tax assets, partly offset by the reversal and recognition of some uncertain tax positions. The prior period effective tax rate primarily includes the tax expense on that quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on deferred tax assets in the retail segment.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4)   Restricted Cash and Investments

At September 30, 2013 and June 30, 2013, we held $14.9 million and $15.4 million respectively, of restricted cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation and other insurance and for the benefit of the issuer of our private label credit card. These funds can be invested in high quality money market mutual funds, U.S. Treasuries and U.S. Government agency fixed income instruments, and cannot be withdrawn without the prior written consent of the secured party. These assets are carried at cost, which approximates market value and are classified as long-term assets because they are not expected to be used within one year to fund operations. See also Note 12, “Fair Value Measurements".

(5)   Marketable Securities

At September 30, 2013 and June 30, 2013, the Company held marketable securities of $13.4 million and $15.5 million respectively, classified as current assets, consisting of U.S. municipal and corporate bonds with maturities ranging from less than one year to less than two years, which were rated A/A2 or better by the rating services Standard & Poors (“S&P”) and Moodys Investors Service (“Moodys”) respectively. There have been no material realized or unrealized gains or losses for the three months ended September 30, 2013 and September 30, 2012. We do not believe there are any impairments considered to be other than temporary at September 30, 2013. See also Note 12, “Fair Value Measurements"

(6)   Inventories

Inventories at September 30, 2013 and June 30, 2013 are summarized as follows (in thousands):

	September 30,	June 30,
	2013	2013

Finished goods	$112,181	$110,220
Work in process	10,729	6,961
Raw materials	21,359	22,787
Valuation allowance	(2,605)	(2,712)
	$141,664	$137,256

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7)   Borrowings

Total debt obligations at September 30, 2013 and June 30, 2013 consist of the following (in thousands):

	September 30,	June 30,
	2013	2013
5.375% Senior Notes due 2015	$129,178	$129,152
Capital leases and other	2,019	2,137
Total debt	131,197	131,289
Less current maturities	485	480
Total long-term debt	$130,712	$130,809

In September 2005, we issued $200.0 million in ten-year senior unsecured notes due 2015 (the "Senior Notes"). The Senior Notes were issued by Global, bearing an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1. We have used the net proceeds of $198.4 million to improve our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes. In fiscal years 2011 through 2013, the Company repurchased an aggregate $70.6 million of the Senior Notes in several unsolicited transactions.

We also maintain a $50 million senior secured, asset-based revolving credit facility (the “Facility”). We have not had any revolving loans under the Facility at any time. At both September 30, 2013 and June 30, 2013, there were $0.6 million of standby letters of credit outstanding under the Facility. The Facility is subject to borrowing base availability and includes a right for the Company to increase the total facility to $100 million subject to certain conditions. The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt, engage in mergers and consolidations, make restricted payments (including dividends), sell certain assets, and make investments. Remaining availability under the Facility totaled $49.4 million at September 30, 2013 and at June 30, 2013 and as a result, covenants and other restricted payment limitations did not apply. The Facility expires March 25, 2016, or June 26, 2015 if the Senior Notes have not been refinanced prior to that date.

At both September 30, 2013 and June 30, 2013, we were in compliance with all covenants of the Senior Notes and the Facility.

(8)   Litigation

We are routinely involved in various investigations or as a defendant in litigation, in the ordinary course of business. We are also subject to various federal, state and local environmental protection laws and regulations and are involved, from time to time, in investigations and proceedings regarding environmental matters. Such investigations and proceedings typically concern air emissions, water discharges, and/or management of solid and hazardous wastes. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Although the outcome of the various claims and proceedings against us cannot be predicted with certainty, management believes that the likelihood is remote that any existing claims or proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

(9)   Share-Based Compensation

During the three months ended September 30, 2013, the Company awarded options to purchase 23,499 shares of our common stock with a weighted average exercise price equal to the grant date closing market price of $29.79 per share, a weighted average grant date fair value of $14.34 and vesting over two years. During the three months ended September 30, 2013, options covering 415,550 shares of common stock were cancelled, primarily due to the expiration of their 10 year term. At September 30, 2013, there are 1,459,458 shares of common stock available for future issuance pursuant to the 1992 Stock Option Plan.

(10)   Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three months ended
	September 30,
	2013	2012
Weighted average common shares outstanding for basic calculation	28,911	28,836
Effect of dilutive stock options and other share-based awards	377	305
Weighted average common shares outstanding adjusted for dilution calculation	29,288	29,141

As of September 30, 2013 and 2012, stock options to purchase 489,549 and 1,089,382 common shares, respectively, were excluded from the respective diluted earnings per share calculation because their impact was anti-dilutive.

(11)   Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the period ended September 30, 2013 (in thousands):

	Foreign currency translation adjustments	Derivative instruments	Unrealized gains and losses on investments	Total
Balance June 30, 2013	$747	$(69)	$6	$684
Changes before reclassifications	$55	$-	$3	$58
Amounts reclassified from accumulated other comprehensive income	$-	$8	$-	$8
Current period other comprehensive income	$55	$8	$3	$66
Balance September 30, 2013	$802	$(61)	$9	$750

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada, Belgium, Honduras, and Mexico, and exclude income taxes given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. The derivative instruments are reclassified to interest expense in our consolidated statements of operations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and June 30, 2013 (in thousands):

September 30, 2013
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$106,158	$-	$-	$106,158
Available-for-sale securities	-	13,431	-	13,431
Total	$106,158	$13,431	$-	$119,589

June 30, 2013
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$88,034	$-	$-	$88,034
Available-for-sale securities	-	15,529	-	15,529
Total	$88,034	$15,529	$-	$103,563

Cash equivalents consist of money market accounts and mutual funds in U.S. government and agency fixed income securities. We use quoted prices in active markets for identical assets or liabilities to determine fair value. There were no transfers between level 1 and level 2 during the first three months of fiscal 2014 or fiscal 2013. At September 30, 2013 and June 30, 2013, $14.9 million and $15.4 million respectively, of the cash equivalents were restricted, and classified as long-term assets.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2013, available-for-sale securities consist of $12.2 million in U.S. municipal bonds and $1.2 million of corporate bonds, and at June 30, 2013, available-for-sale securities consisted of $14.0 million in U.S. municipal bonds and $1.5 million of corporate bonds, all with maturities of less than two years. The bonds are rated A/A2 or better by S&P/Moodys respectively. As of September 30, 2013 and June 30, 2013, there were no material gross unrealized gains or losses on available-for-sale securities.

As of September 30, 2013 and June 30, 2013, the contractual maturities of our available-for-sale securities were as follows:

September 30, 2013
	Cost	Estimated Fair Value
Due in one year or less	$9,969	$9,837
Due after one year through five years	$3,570	$3,594

June 30, 2013
	Cost	Estimated Fair Value
Due in one year or less	$13,213	$13,067
Due after one year through five years	$2,463	$2,462

No investments have been in a continuous loss position for more than one year, and no other-than-temporary impairments were recognized. See also Note 4, "Restricted Cash and Investments" and Note 5, "Marketable Securities".

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We measure certain assets at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. During the three month periods ended September 30, 2013 and 2012, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

(13)  Segment Information

Our operations are classified into two operating segments: wholesale and retail. These operating segments represent strategic business areas of our vertically integrated business which, although they operate separately and provide their own distinctive services, enable us to more efficiently control the quality and cost of our complete line of home furnishings and accessories.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

We evaluate performance of the respective segments based upon revenues and operating income. While the manner in which our home furnishings and accessories are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different. Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other). The allocation of retail sales by product line is reasonably similar to that of the wholesale segment. A breakdown of wholesale sales by these product lines for the three months ended September 30, 2013 and 2012 is provided as follows:

	Three months ended September 30,
	2013	2012
Case Goods	35%	39%
Upholstered Products	47%	46%
Home Accessories and Other	18%	15%
	100%	100%

Segment information for the three months ended September 30, 2013 and 2012 is provided below (in thousands):

	Three months ended September 30,
	2013	2012
Net sales:
Wholesale segment	$113,198	$111,417
Retail segment	141,827	149,079
Elimination of inter-company sales	(73,366)	(73,059)
Consolidated Total	$181,659	$187,437

Operating income (loss):
Wholesale segment	$16,132	$16,005
Retail segment	(204)	1,048
Adjustment of inter-company profit (1)	16	901
Consolidated Total	$15,944	$17,954

Depreciation & Amortization:
Wholesale segment	$1,891	$2,027
Retail segment	2,398	2,579
Consolidated Total	$4,289	$4,606

Capital expenditures:
Wholesale segment	$1,474	$2,654
Retail segment	1,831	5,664
Acquisitions	-	598
Consolidated Total	$3,305	$8,916

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2013	June 30, 2013
Total Assets:
Wholesale segment	$307,588	$291,942
Retail segment	357,976	355,233
Inventory profit elimination (2)	(29,992)	(29,890)
Consolidated Total	$635,572	$617,285

(1)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.
(2)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

Our international net sales are comprised of our wholesale segment sales to independent retailers and our retail segment sales to consumers through our Company operated design centers. The number of international design centers, and the related net sales as a percent of our consolidated net sales is shown in the following table.

	Three months ended September 30,
	2013	2012
Independent design centers	88	90
Company operated design centers	8	5
	96	95
Percentage of consolidated net sales	9.8%	10.1%

(14)  Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements during the three months ended September 30, 2013 or impending accounting changes that are expected to have a material effect on the Company’s financial statements.

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

The following tables set forth the condensed consolidating balance sheets as of September 30, 2013 and June 30, 2013, the condensed consolidating statements of operations for the three months ended September 30, 2013 and 2012, and the condensed consolidating statements of cash flows for the three months ended September 30, 2013 and 2012 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)
September 30, 2013
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$74,888	$12,810	$3,526	$-	$91,224
Marketable securities	-	13,431	-	-	-	13,431
Accounts receivable, net	-	12,306	242	1	-	12,549
Inventories	-	-	165,829	5,827	(29,992)	141,664
Prepaid expenses and other current assets	-	7,015	13,431	2,069	-	22,515
Intercompany receivables	-	831,631	304,803	(3,654)	(1,132,780)	-
Total current assets	-	939,271	497,115	7,769	(1,162,772)	281,383
Property, plant and equipment, net	-	9,256	263,836	16,450	-	289,542
Goodwill and other intangible assets	-	37,905	7,223	-	-	45,128
Restricted cash and investments	-	14,934	-	-	-	14,934
Other assets	-	2,262	1,509	814	-	4,585
Investment in affiliated companies	695,856	(113,612)	-	-	(582,244)	-
Total assets	$695,856	$890,016	$769,683	$25,033	$(1,745,016)	$635,572
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$-	$-	$485	$-	$-	$485
Customer deposits	-	-	63,752	3,649	-	67,401
Accounts payable	-	6,516	18,564	703	-	25,783
Accrued expenses and other current liabilities	3,021	32,213	14,406	1,574	-	51,214
Intercompany payables	351,894	(7,854)	765,023	23,717	(1,132,780)	-
Total current liabilities	354,915	30,875	862,230	29,643	(1,132,780)	144,883
Long-term debt	-	129,178	1,534	-	-	130,712
Other long-term liabilities	-	4,473	14,185	378	-	19,036
Total liabilities	354,915	164,526	877,949	30,021	(1,132,780)	294,631
Shareholders’ equity	340,941	725,490	(108,266)	(4,988)	(612,236)	340,941
Total liabilities and shareholders’ equity	$695,856	$890,016	$769,683	$25,033	$(1,745,016)	$635,572

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET (In thousands) June 30, 2013
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$57,307	$12,463	$2,831	$-	$72,601
Marketable securities	-	15,529	-	-	-	15,529
Accounts receivable, net	-	12,061	212	4	-	12,277
Inventories	-	-	161,683	5,463	(29,890)	137,256
Prepaid expenses and other current assets	-	9,882	11,275	1,750	-	22,907
Intercompany receivables	-	831,238	302,577	(3,726)	(1,130,089)	-
Total current assets	-	926,017	488,210	6,322	(1,159,979)	260,570
Property, plant and equipment, net	-	9,432	265,698	16,542	-	291,672
Goodwill and other intangible assets	-	37,905	7,223	-	-	45,128
Restricted cash and investments	-	15,433	-	-	-	15,433
Other assets	-	2,188	1,488	806	-	4,482
Investment in affiliated companies	686,451	(111,647)	-	-	(574,804)	-
Total assets	$686,451	$879,328	$762,619	$23,670	$(1,734,783)	$617,285
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$-	$-	$480	$-	$-	$480
Customer deposits	-	-	56,030	3,068	-	59,098
Accounts payable	-	7,390	15,097	508	-	22,995
Accrued expenses and other current liabilities	2,720	29,710	16,683	1,253	-	50,366
Intercompany payables	349,374	(7,460)	766,039	22,136	(1,130,089)	-
Total current liabilities	352,094	29,640	854,329	26,965	(1,130,089)	132,939
Long-term debt	-	129,152	1,657	-	-	130,809
Other long-term liabilities	-	4,492	14,355	333	-	19,180
Total liabilities	352,094	163,284	870,341	27,298	(1,130,089)	282,928
Shareholders’ equity	334,357	716,044	(107,722)	(3,628)	(604,694)	334,357
Total liabilities and shareholders’ equity	$686,451	$879,328	$762,619	$23,670	$(1,734,783)	$617,285

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)
Three months ended September 30, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$111,523	$194,828	$10,439	$(135,131)	$181,659
Cost of sales	-	83,933	127,155	6,857	(135,029)	82,916
Gross profit	-	27,590	67,673	3,582	(102)	98,743
Selling, general and administrative expenses	45	9,632	68,165	4,957	-	82,799
Operating income (loss)	(45)	17,958	(492)	(1,375)	(102)	15,944
Interest and other income (expense)	9,079	(1,868)	-	(16)	(7,113)	82
Interest and other related financing costs	-	1,851	22	-	-	1,873
Income (loss) before income taxes	9,034	14,239	(514)	(1,391)	(7,215)	14,153
Income tax expense (benefit)	-	5,058	38	23	-	5,119
Net income/(loss)	$9,034	$9,181	$(552)	$(1,414)	$(7,215)	$9,034

Three months ended September 30, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$111,624	$203,950	$9,580	$(137,717)	$187,437
Cost of sales	-	83,805	131,929	5,807	(138,357)	83,184
Gross profit	-	27,819	72,021	3,773	640	104,253
Selling, general and administrative expenses	45	10,242	71,922	4,090	-	86,299
Operating income (loss)	(45)	17,577	99	(317)	640	17,954
Interest and other income (expense)	10,109	(602)	(6)	(41)	(9,386)	74
Interest and other related financing costs	-	2,183	16	-	-	2,199
Income (loss) before income taxes	10,064	14,792	77	(358)	(8,746)	15,829
Income tax expense	-	5,323	419	23	-	5,765
Net income/(loss)	$10,064	$9,469	$(342)	$(381)	$(8,746)	$10,064

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FL (In thousands) Three months ended September 30, 2013
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,477	$15,198	$2,707	$763	$-	$21,145
Cash flows from investing activities:
Capital expenditures	-	(159)	(2,994)	(152)	-	(3,305)
Proceeds from the disposal of property, plant and equipment	-	18	752	-	-	770
Change in restricted cash and investments	-	499	-	-	-	499
Purchases of marketable securities	-	(3,990)	-	-	-	(3,990)
Sales of marketable securities	-	5,920	-	-	-	5,920
Other	-	83	-	-	-	83
Net cash provided by (used in) investing activities	-	2,371	(2,242)	(152)	-	(23)
Cash flows from financing activities:
Payments on long-term debt	-	-	(118)	-	-	(118)
Dividends paid	(2,605)	-	-	-	-	(2,605)
Other	128	12	-	-	-	140
Net cash provided by (used in) financing activities	(2,477)	12	(118)	-	-	(2,583)
Effect of exchange rate changes on cash	-	-	-	84	-	84
Net increase (decrease) in cash and cash equivalents	-	17,581	347	695	-	18,623

Cash and cash equivalents – beginning of period	-	57,307	12,463	2,831	-	72,601
Cash and cash equivalents – end of period	$-	$74,888	$12,810	$3,526	$-	$91,224

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In thousands) Three months ended September 30, 2012
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,547	$(5,061)	$8,333	$870	$-	$6,689
Cash flows from investing activities:
Capital expenditures	-	(768)	(7,163)	(387)	-	(8,318)
Acquisitions	-	-	(598)	-	-	(598)
Proceeds from the disposal of property, plant and equipment	-	-	711	-	-	711
Change in restricted cash and investments	-	(6)	-	-	-	(6)
Purchases of marketable securities	-	(4,677)	-	-	-	(4,677)
Sales of marketable securities	-	2,885	-	-	-	2,885
Other	-	60	-	-	-	60
Net cash used in investing activities	-	(2,506)	(7,050)	(387)	-	(9,943)
Cash flows from financing activities:
Payments on long-term debt	-	-	(62)	-	-	(62)
Dividends paid	(2,594)	-	-	-	-	(2,594)
Other	47	-	-	-	-	47
Net cash used in financing activities	(2,547)	-	(62)	-	-	(2,609)
Effect of exchange rate changes on cash	-	-	-	55	-	55
Net increase (decrease) in cash and cash equivalents	-	(7,567)	1,221	538	-	(5,808)
Cash and cash equivalents – beginning of period	-	64,946	12,276	2,499	-	79,721
Cash and cash equivalents – end of period	$-	$57,379	$13,497	$3,037	$-	$73,913

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with (i) our Consolidated Financial Statements, and notes thereto, included in Item 1 of Part I of this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended June 30, 2013.

Forward-Looking Statements

Management's discussion and analysis of financial condition and results of operations and other sections of this Quarterly Report contain forward-looking statements relating to our future results. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to management decisions and various assumptions, risks and uncertainties, including, but not limited to: the potential effects of natural disasters affecting our suppliers or trading partners; the effects of labor strikes; weather conditions that may affect sales; volatility in fuel, utility, transportation and security costs; changes in global or regional political or economic conditions, including changes in governmental and central bank policies; changes in business conditions in the furniture industry, including changes in consumer spending patterns and demand for home furnishings; effects of our brand awareness and marketing programs, including changes in demand for our existing and new products; our ability to locate new design center sites and/or negotiate favorable lease terms for additional design centers or for the expansion of existing design centers; competitive factors, including changes in products or marketing efforts of others; pricing pressures; fluctuations in interest rates and the cost, availability and quality of raw materials; the effects of terrorist attacks or conflicts or wars involving the United States or its allies or trading partners; those matters discussed in Items 1A and 7A of our Annual Report on Form 10-K for the year ended June 30, 2013 and in our SEC filings; and our future decisions. Accordingly, actual circumstances and results could differ materially from those contemplated by the forward-looking statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Critical Accounting Policies

The Company’s consolidated financial statements are based on the accounting policies used. Certain accounting polices require that estimates and assumptions be made by management for use in the preparation of the financial statements. Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results and that require subjective or complex estimates by management. There have been no material changes with respect to the Company’s critical accounting policies from those disclosed in its 2013 Annual Report on Form 10-K filed with the SEC on August 16, 2013.

Results of Operations

Written orders booked by our retail division in the first quarter of our 2014 fiscal year ending September 30, 2013, grew 11.4% over the first quarter of fiscal 2013. This included comparable design center written order growth of 13.8%. However, net sales of $141.8 million in the first quarter of fiscal 2014 by our retail division for the quarter were 4.9% lower than the first quarter of the prior fiscal year. This led to an 11.9% increase in our retail backlog at the end of the first fiscal quarter this year.

During this first quarter, we undertook a major initiative to prepare our network of design centers for the launch in October 2013 of our “The New Eclecticism” campaign. This launch includes an assortment of new, attractively priced accessory products and is our latest initiative to expand our reach to more consumers by adding fashion, color, and a spirit of mixing things up to our time-honored story of quality, value and style. To make room on our design center floors for these new products, our retail division held significantly more clearance event sales at substantial discounts which resulted in lower gross margins and profitability during the quarter. Our wholesale division net sales during the current fiscal quarter benefitted however, from shipping floor samples of these new products to all of our Company operated design centers and to our independently operated design centers. These shipments led to an increase in wholesale net sales in the first quarter of fiscal 2014 of 1.6% compared to the comparable prior year period. Sales from our wholesale division to our retail division are included in the wholesale net sales but are eliminated from our consolidated net sales. Consolidated net sales were 3.1% lower during the first quarter of fiscal 2014 than the comparable quarter last year, primarily as a result of these lower net sales by our retail division.

We continue to invest significantly in (i) getting our messages across with strong advertising and marketing campaigns, (ii) the strength of our interior design professionals and management in our retail business, (iii) new technologies across key aspects of our vertically integrated business, and (iv) the ramp up of our North American manufacturing capacity where we manufacture approximately 70% of our products. Our competitive advantages arise from:

●	providing high quality products of the finest craftsmanship,

●	offering complimentary design service through an estimated 2,000 motivated interior design professionals network-wide,

●	our wide array of custom product offerings across our upholstery, case goods, and accessory product categories,

●	enhancing our technology in all aspects of the business, and

●	leveraging our vertically integrated structure.

We continue to make considerable investments to strengthen the level of service, professionalism, and interior design competence, as well as to improve the efficiency of our retail operations. We believe that over time, we will continue to benefit from (i) continuous repositioning of our retail network, (ii) frequent new product introductions, (iii) new and innovative marketing promotions and effective use of targeted advertising media, and (iv) continued use of the latest technology coupled with personal service from our interior design professionals. We believe our network of professionally trained interior design professionals differentiates us significantly from others in our industry.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

During fiscal 2013, the Company’s retail division expanded for the first time into non-English language locations in Montreal, Canada and in Belgium. These international retail locations are initially incurring losses but we expect them to reach breakeven by the end of fiscal 2014.

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

Quarter Ended September 30, 2013 Compared to Quarter Ended September 30, 2012

Consolidated revenue for the three months ended September 30, 2013 decreased 3.1% to $181.7 million, from $187.4 million for the three months ended September 30, 2012. The decrease is primarily due to lower shipments in our retail segment discussed below.

At September 30, 2013, the Company operated 147 of the 297 global network design centers compared with 149 of the 302 at September 30, 2012. Our global network included 70 design centers in China at the end of the current quarter compared to 73 at the end of the first quarter of fiscal 2013. Our international net sales, including those of our Company operated design centers, were approximately 10% of consolidated net sales in both the current and prior year first quarters. The majority of our international sales are to our independent retailer in China.

Wholesale revenue for the first quarter of fiscal 2014 increased 1.6% to $113.2 million from $111.4 million in the prior year comparable period. As noted above, our wholesale net sales benefitted from shipments of floor product samples in support of our launch of “The New Eclecticism” campaign during the quarter partly offset by decreased sales to our independent retailer in China.

Retail revenue from Company operated design centers for the three months ended September 30, 2013 decreased 4.9% to $141.8 million from $149.1 million for the three months ended September 30, 2012. We began the quarter with lower retail backlogs which limited our product deliveries and net sales during the quarter. We sold two design centers in Houston to our independent retailer in the second quarter of fiscal 2013, and had two fewer Company operated design centers as compared to one year ago. We ended the current quarter with 147 Company operated design centers. Company operated design center total written business increased 11.4% while comparable design center written business increased 13.8% during the first quarter of fiscal 2014 compared to the comparable quarter of fiscal 2013.

Gross profit was $98.7 million for the quarter ended September 30, 2013, down 5.3% from the $104.3 million in the prior year comparable quarter. The decrease was driven by 3.1% lower net sales and lower gross margin. Gross margin for the September 30, 2013 quarter was 54.4%, down from 55.6% the prior year quarter, due to (i) a greater volume of clearance sales in the current fiscal quarter as we prepared for our sales initiative beginning in October 2013, (ii) a lower proportion of retail division net sales to our consolidated net sales (78.1% compared to 79.5% the prior year), (iii) a higher proportion of product manufactured in our domestic manufacturing plants as opposed to offshore sourcing, and (iv) a higher proportion of our retail sales with promotional discounts in lieu of full price sales with long term financing costs.

Operating expenses decreased $3.5 million or 4.1% to $82.8 million from $86.3 million in the prior year quarter due primarily to (i) lower variable costs on the 3.1% decline in net sales, (ii) lower losses on the sale of vacant retail real estate, and (iii) a higher proportion of our retail sales with promotional discounts in lieu of full price sales with long term financing costs. These operating expense declines were partly offset by higher medical and workers compensation costs and international expansion costs.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Operating income and profit margin for the quarter ended September 30, 2013 was $15.9 million, or 8.8% of net sales, a decrease of $2.0 million or 11.2% from the prior year quarter’s $18.0 million, or 9.6% of net sales. Wholesale operating income for the three months ended September 30, 2013 was $16.1 million, or 14.3% of sales, compared to $16.0 million, or 14.4% of sales, in the prior year quarter. Retail operating loss for the first quarter of fiscal 2014 was $0.2 million, or a negative 0.1% of sales, compared to operating income of $1.0 million, or 0.7% of sales the prior year driven primarily by lower retail net sales in the current fiscal quarter.

Interest and other income, net remained consistent with the prior year at $0.1 million.

Interest and other related financing costs amounted to $1.9 million in the current period compared to $2.2 million in the prior year comparable period. The $0.3 million reduction resulted from reductions in debt outstanding. Since September 2012, debt has been reduced by $24.0 million through Senior Note repurchases.

Income tax expense for the three months ended September 30, 2013 totaled $5.1 million compared to $5.8 million for the three months ended September 30, 2012. Our effective tax rate for the current quarter was 36.2% compared to 36.4% in the prior year quarter. The current quarter effective tax rate primarily includes tax expense on the current quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on certain deferred tax assets, partly offset by the recognition of some uncertain tax positions. The prior period effective tax rate primarily includes the tax expense on the previous quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on deferred tax assets in the retail segment.

Net income for the three months ended September 30, 2013, was $9.0 million compared to $10.1 million in the prior year comparable period. This resulted in net income per diluted share of $0.31 for the quarter ended September 30, 2013 compared to $0.35 per diluted share for the quarter ended September 30, 2012.

Liquidity and Capital Resources

At September 30, 2013, we held unrestricted cash and cash equivalents of $91.2 million, marketable securities of $13.4 million, and restricted cash and investments of $14.9 million. At June 30, 2013, we held unrestricted cash and cash equivalents of $72.6 million, marketable securities of $15.5 million, and restricted cash and investments of $15.4 million. Our principal sources of liquidity include cash and cash equivalents, marketable securities, cash flow from operations, amounts available under our credit facility, and other borrowings.

In September 2005, we issued $200.0 million in ten-year senior unsecured notes due 2015 (the "Senior Notes"). The Senior Notes were issued by Global, bearing an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1. We used the net proceeds of $198.4 million to improve our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes. In fiscal years 2011 through 2013, the Company repurchased an aggregate $70.6 million of the Senior Notes in several unsolicited transactions.

We also maintain a $50 million senior secured, asset-based revolving credit facility (the “Facility”). We have not had any revolving loans under the Facility at any time. At both September 30, 2013 and June 30, 2013, there were $0.6 million of standby letters of credit outstanding under the Facility. The Facility is subject to borrowing base availability and includes a right for the Company to increase the total facility to $100 million subject to certain conditions. The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt, engage in mergers and consolidations, make restricted payments (including dividends), sell certain assets, and make investments. Remaining availability under the Facility totaled $49.4 million at September 30, 2013 and at June 30, 2013 and as a result, covenants and other restricted payment limitations did not apply. The Facility expires March 25, 2016, or June 26, 2015 if the Senior Notes have not been refinanced prior to that date.

At both September 30, 2013 and June 30, 2013, we were in compliance with all covenants of the Senior Notes and the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A summary of net cash provided by (used in) operating, investing, and financing activities for the three month periods ended September 30, 2013 and 2012 is provided below (in millions):

	Three months ended September 30,
	2013	2012
Operating Activities
Net income plus depreciation and amortization	$13.3	$14.7
Working capital items	6.9	(9.9)
Other operating activities	0.9	1.9
Total provided by operating activities	$21.1	$6.7

Investing Activities
Capital expenditures and acquisitions	$(3.3)	$(8.9)
Net purchases of marketable securities	1.9	(1.8)
Other investing activities	1.4	0.8
Total used in investing activities	$-	$(9.9)

Financing Activities
Payments on long-term debt and capital lease obligations	$(0.1)	$(0.1)
Payment of cash dividends	(2.6)	(2.6)
Other financing activities	0.1	0.1
Total used in financing activities	$(2.6)	$(2.6)

Operating Activities

In the first three months of fiscal 2014, cash of $21.1 million was generated by operating activities, an increase of $14.4 million from the comparable prior fiscal period. The net increase in cash generated from operating activities was largely due to a $13.5 million increase in cash generated from favorable changes in our customer deposits balances (an $8.3 million cash increase in the current fiscal year compared with a $5.2 million cash use during the prior year quarter). The remaining $0.9 million increase netted higher cash generated from other working capital elements (defined below) against lower cash generated through income during the periods. Working capital items consist of accounts receivable, inventories, prepaid and other current assets, customer deposits, payables, and accrued expenses and other current liabilities.

Investing Activities

In the first three months of fiscal 2014, less than $0.1 million of cash was used in investing activities, which is $9.9 million less cash used than was used during the first three months of fiscal 2013. Less cash was used in fiscal 2014 primarily due to a decrease in capital expenditures in the current period as well as a decrease in our net purchases of marketable securities. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities

In the first three months of both fiscal 2014 and fiscal 2013, $2.6 million was used in financing activities. The regular quarterly dividend was $.09 per share in both periods, however it was increased to $.10 per share in July 2013 which will be payable in October 2013. The Company has continuously paid dividends for every quarter since 1996 and we expect to continue to do so as economic conditions and liquidity permit.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

As of September 30, 2013, our outstanding debt totaled $131.2 million, which consists of $129.2 million in Senior Notes which mature in September 2015 (fiscal 2016), and $2.0 million in capital leases which mature at various times through February 2018. The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $0.5 million in fiscal 2015, $129.7 million in fiscal 2016, $0.5 million in fiscal 2017 and $0.2 million in fiscal 2018. At June 30, 2013, our outstanding debt totaled $131.3 million, the current and long-term portions of which amounted to less than $0.5 million and $130.8 million respectively.

There has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended June 30, 2013 as filed with the SEC on August 16, 2013.

We believe that our cash flow from operations, together with our other available sources of liquidity including refinancing alternatives, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of September 30, 2013, we had working capital of $136.5 million compared to $127.6 million at June 30, 2013, an increase of $8.9 million, or 6.9%. The Company had a current ratio of 1.94 to 1 at September 30, 2013 and 1.96 to 1 at June 30, 2013.

In addition to using available cash to fund changes in working capital, capital expenditures, acquisition activity, the repayment of debt, the payment of dividends, and debt repurchases, we have been authorized by our Board of Directors to repurchase shares of our common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. All of our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity. During the three months ended September 30, 2013 and 2012, there were no repurchases and/or retirements of our common stock. At September 30, 2013, we had a remaining Board authorization to repurchase 1,101,490 shares of our common stock.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such program in place at September 30, 2013 and June 30, 2013 was for our consumer credit program.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”). Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. Our obligation remains in effect for the term of the Program Agreement that expires in July 2014. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of this agreement also contain a right for the credit card issuer to demand from the Company collateral of up to $12 million if the Company does not meet certain covenants. As of September 30, 2013 and June 30, 2013, the Company maintained a restricted cash and investment collateral account of $6 million to satisfy the current collateral requirement.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasions, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of September 30, 2013 and June 30, 2013, our product warranty liability totaled $0.9 million and $0.8 million, respectively.

Business Outlook

The home furnishings industry remains in a slow recovery period following the ’Great Recession’. Many macroeconomic factors have improved including unemployment, consumer confidence, and housing related market indicators in the U.S. However, the U.S. home furnishings industry remains highly competitive and promotional. We are also concerned that a failure by the U.S. Congress to take more definitive action by early 2014 to address concerns with respect to the U.S. debt ceiling and stabilizing government spending in order to avoid another government shutdown could have significant negative consequences for the U.S. economy, consumer demand and spending habits and, as a result, our business. We remain cautiously optimistic about our performance due to the many strong programs already in place and others we currently plan to introduce in the coming months.

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

Our retail strategy involves (i) a continued focus on providing new product introductions, a wide array of product solutions, and superior interior design solutions through our large staff of interior design professionals, (ii) continuing strong advertising and marketing campaigns to get our message across and to continue broadening our customer base, (iii) the opening of new or relocated design centers in more prominent locations, while encouraging independent retailers to do the same, (iv) leveraging the use of technology and personal service within our retail network, and (v) further expansion internationally. We believe this strategy provides an opportunity to grow our business.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K for the year ended June 30, 2013 as filed with the SEC on August 16, 2013.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Vice President-Finance ("VPF"), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and VPF, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the matters discussed in Part I, Item 3 - Legal Proceedings in our Annual Report on Form 10-K for the year ended June 30, 2013 as filed with the SEC on August 16, 2013.

Item 1A. Risk Factors

The following additional Risk Factor should be read in conjunction with the Risk Factors set forth in Item 1A of the Annual Report.

Continuing uncertainty concerning the debt ceiling and the possibility of another government shutdown could adversely affect the U.S. economy, consumer demand and spending habits and, as a result, our business.

Historically, the home furnishings industry has been subject to variations in the general economy and to uncertainty regarding future economic prospects. We believe that our business was negatively affected in September and the first half of October 2013 by consumer concerns related to the potential effects of a government shutdown and a potential default on U.S. debt if the debt ceiling was not raised. While Congress took action to temporarily raise the debt ceiling and restore funding for U.S. government operations in October, those issues will need to be revisited in early calendar year 2014. If Congress fails to take more definitive action to address those issues prior to that time, continuing uncertainty about those issues could adversely affect the U.S. economy, consumer demand and spending habits and, as a result, our business.

For a more complete discussion of these and other factors, see “Risk Factors”, in Part 1, Item 1A of the Annual Report.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser of us (as defined in Rule 10b-18(a)(3) under the Exchange Act) repurchased any shares of our common stock during the three months ended September 30, 2013. The maximum number of shares that may yet be purchased under our publicly announced repurchase program is 1,101,490.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

DATE: October 31, 2013	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: October 31, 2013	BY: /s/ David R. Callen
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