Form 10-Q
period 2013-12-31
ETHAN ALLEN INTERIORS INC
filed 2014-01-31
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

At January 24, 2014, there were 28,918,141 shares of Class A Common Stock,

par value $.01, outstanding.

Table of Contents

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	December 31, 2013	June 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,603	$72,601
Marketable securities	20,157	15,529
Accounts receivable, less allowance for doubtful accounts of $1,338 at December 31, 2013 and $1,230 at June 30, 2013	10,754	12,277
Inventories	139,964	137,256
Prepaid expenses and other current assets	21,474	22,907
Total current assets	269,952	260,570
Property, plant and equipment, net	290,388	291,672
Goodwill and other intangible assets	45,128	45,128
Restricted cash and investments	14,935	15,433
Other assets	4,878	4,482
Total assets	$625,281	$617,285
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$490	$480
Customer deposits	52,178	59,098
Accounts payable	21,911	22,995
Accrued compensation and benefits	26,606	27,205
Accrued expenses and other current liabilities	22,906	23,161
Total current liabilities	124,091	132,939
Long-term debt	130,613	130,809
Other long-term liabilities	20,617	19,180
Total liabilities	275,321	282,928
Shareholders' equity:
Class A common stock	486	486
Additional paid-in-capital	364,716	363,938
Less: Treasury stock (at cost)	(584,041)	(584,041)
Retained earnings	567,864	553,083
Accumulated other comprehensive income	683	684
Total Ethan Allen Interiors Inc. shareholders' equity	349,708	334,150
Noncontrolling interests	252	207
Total shareholders' equity	349,960	334,357
Total liabilities and shareholders' equity	$625,281	$617,285

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012
Net sales	$193,104	$191,251	$374,763	$378,688
Cost of sales	87,105	87,284	170,021	170,468
Gross profit	105,999	103,967	204,742	208,220
Selling, general and administrative expenses	86,149	86,610	168,948	172,909
Operating income	19,850	17,357	35,794	35,311
Interest and other income	43	128	125	202
Interest and other related financing costs	1,871	2,198	3,744	4,397
Income before income taxes	18,022	15,287	32,175	31,116
Income tax expense	6,467	5,441	11,586	11,206
Net income	$11,555	$9,846	$20,589	$19,910

Per share data:
Basic earnings per common share:
Net income per basic share	$0.40	$0.34	$0.71	$0.69
Basic weighted average common shares	28,916	28,846	28,913	28,841
Diluted earnings per common share:
Net income per diluted share	$0.39	$0.34	$0.70	$0.68
Diluted weighted average common shares	29,292	29,223	29,290	29,182

Comprehensive income:
Net income	$11,555	$9,846	$20,589	$19,910
Other comprehensive income
Currency translation adjustment	(71)	(20)	(16)	140
Other	42	15	60	40
Other comprehensive income net of tax	(29)	(5)	44	180
Comprehensive income	$11,526	$9,841	$20,633	$20,090

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six months ended
	December 31,
	2013	2012
Operating activities:
Net income	$20,589	$19,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,699	8,966
Compensation expense related to share-based payment awards	693	773
Provision (benefit) for deferred income taxes	(463)	(730)
Loss on disposal of property, plant and equipment	557	1,630
Other	354	177
Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	1,523	3,062
Inventories	(2,708)	13,464
Prepaid and other current assets	602	4,599
Customer deposits	(6,920)	(19,423)
Accounts payable	(1,084)	(10,981)
Accrued expenses and other current liabilities	(1,260)	(3,141)
Other assets and liabilities	2,024	(126)
Net cash provided by operating activities	22,606	18,180

Investing activities:
Proceeds from the disposal of property, plant & equipment	771	1,266
Change in restricted cash and investments	498	(11)
Capital expenditures	(8,558)	(13,565)
Acquisitions	-	(598)
Purchases of marketable securities	(15,716)	(13,816)
Sales of marketable securities	10,723	4,740
Other investing activities	175	651
Net cash used in investing activities	(12,107)	(21,333)

Financing activities:
Payments on long-term debt and capital lease obligations	(238)	(124)
Payment of cash dividends	(5,502)	(19,617)
Other financing activities	221	333
Net cash used in financing activities	(5,519)	(19,408)
Effect of exchange rate changes on cash	22	107
Net increase (decrease) in cash & cash equivalents	5,002	(22,454)
Cash & cash equivalents at beginning of period	72,601	79,721
Cash & cash equivalents at end of period	$77,603	$57,267

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Six Months Ended December 31, 2013

(Unaudited)

(In thousands)

				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Treasury	Comprehensive	Retained	Controlling
	Stock	Capital	Stock	Income	Earnings	Interests	Total
Balance at June 30, 2013	$486	$363,938	$(584,041)	$684	$553,083	$207	$334,357

Stock issued on share-based awards	-	186	-	-	-	-	186

Compensation expense associated with share-based awards	-	693	-	-	-	-	693

Tax benefit associated with exercise of share based awards	-	(101)	-	-	-	-	(101)

Dividends declared on common stock	-	-	-	-	(5,808)	-	(5,808)

Comprehensive income	-	-	-	(1)	20,589	45	20,633
Balance at December 31, 2013	$486	$364,716	$(584,041)	$683	$567,864	$252	$349,960

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

Our consolidated financial statements include the accounts of an entity in which we are a majority shareholder and have the power to direct the activities that most significantly impact the entity’s performance. Noncontrolling interest amounts in the entity are immaterial and included in the Consolidated Statement of Comprehensive Income within interest and other income, net.

(2) Interim Financial Presentation

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2013.

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination in such domestic and foreign jurisdictions. As of December 31, 2013, the Company and certain subsidiaries are currently under audit in the U.S. from 2006 through 2011. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant. It is reasonably possible that some of these audits may be completed during the next twelve months. It is reasonable to expect that various issues relating to uncertain tax benefits will be resolved within the next twelve months as exams are completed or as statutes expire and will impact the effective tax rate.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Company’s consolidated effective tax rate was 35.9% and 36.0% for the three and six months ended December 31, 2013, respectively, and 35.6% and 36.0% for the three and six months ended December 31, 2012, respectively. The current year effective tax rate primarily includes tax expense on the current period net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on certain deferred tax assets, partly offset by the reversal and recognition of some uncertain tax positions. The prior year effective tax rate primarily includes the tax expense on that period’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on deferred tax assets in the retail segment.

(4) Restricted Cash and Investments

At December 31, 2013 and June 30, 2013, we held $14.9 million and $15.4 million respectively, of restricted cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation and other insurance and for the benefit of the issuer of our private label credit card. These funds can be invested in high quality money market mutual funds, U.S. Treasuries and U.S. Government agency fixed income instruments, and cannot be withdrawn without the prior written consent of the secured party. These assets are carried at cost, which approximates market value and are classified as long-term assets because they are not expected to be used within one year to fund operations. See also Note 12, “Fair Value Measurements". Effective January 2014 under the terms of the amended agreement with our provider of our private label credit card program, $6 million of restricted cash was released and moved into the Company’s operating cash accounts.

(5) Marketable Securities

At December 31, 2013 and June 30, 2013, the Company held marketable securities of $20.2 million and $15.5 million respectively, classified as current assets, consisting of U.S. municipal and corporate bonds with maturities ranging from less than one year to less than two years, which were rated A/A2 or better by the rating services Standard & Poors (“S&P”) and Moodys Investors Service (“Moodys”) respectively. There were no material realized or unrealized gains or losses for the six months ended December 31, 2013 and December 31, 2012. We do not believe there are any impairments considered to be other than temporary at December 31, 2013. See also Note 12, “Fair Value Measurements".

(6) Inventories

Inventories at December 31, 2013 and June 30, 2013 are summarized as follows (in thousands):

	December 31,	June 30,
	2013	2013

Finished goods	$111,571	$110,220
Work in process	8,479	6,961
Raw materials	22,472	22,787
Valuation allowance	(2,558)	(2,712)
	$139,964	$137,256

(7) Borrowings

Total debt obligations at December 31, 2013 and June 30, 2013 consist of the following (in thousands):

	December 31,	June 30,
	2013	2013
5.375% Senior Notes due 2015	$129,203	$129,152
Capital leases and other	1,900	2,137
Total debt	131,103	131,289
Less current maturities	490	480
Total long-term debt	$130,613	$130,809

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

In September 2005, we issued $200.0 million in ten-year senior unsecured notes due October 1, 2015 (the "Senior Notes"). The Senior Notes were issued by Global, bearing an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1. We have used the net proceeds of $198.4 million to improve our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes. In fiscal years 2011 through 2013, the Company repurchased an aggregate $70.6 million of the Senior Notes in several unsolicited transactions.

We also maintain a $50 million senior secured, asset-based revolving credit facility (the “Facility”). We have not had any revolving loans under the Facility at any time. At both December 31, 2013 and June 30, 2013, there were $0.6 million of standby letters of credit outstanding under the Facility. The Facility is subject to borrowing base availability and includes a right for the Company to increase the total facility to $100 million subject to certain conditions. The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt, engage in mergers and consolidations, make restricted payments (including dividends), sell certain assets, and make investments. Remaining availability under the Facility totaled $49.4 million at December 31, 2013 and at June 30, 2013 and as a result, covenants and other restricted payment limitations did not apply. The Facility expires March 25, 2016, or June 26, 2015 if the Senior Notes have not been refinanced prior to that date.

At both December 31, 2013 and June 30, 2013, we were in compliance with all covenants of the Senior Notes and the Facility.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9) Share-Based Compensation

During the six months ended December 31, 2013, the Company awarded options to purchase 23,499 shares of our common stock with a weighted average exercise price equal to the grant date closing market price of $29.79 per share, a weighted average grant date fair value of $14.34 and vesting over two years. During the six months ended December 31, 2013, options covering 422,639 shares of common stock were cancelled, primarily due to the expiration of their 10 year term. At December 31, 2013, there are 1,466,547 shares of common stock available for future issuance pursuant to the 1992 Stock Option Plan.

(10) Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012
Weighted average common shares outstanding for basic calculation	28,916	28,846	28,913	28,841
Effect of dilutive stock options and other share-based awards	376	377	377	341
Weighted average common shares outstanding adjusted for dilution calculation	29,292	29,223	29,290	29,182

As of December 31, 2013 and 2012, stock options to purchase 485,942 and 945,882 common shares, respectively, were excluded from the respective diluted earnings per share calculation because their impact was anti-dilutive.

(11) Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the year to date period ended December 31, 2013 (in thousands):

	Foreign		Unrealized
	currency		gains and
	translation	Derivative	losses on
	adjustments	instruments	investments	Total
Balance June 30, 2013	$747	$(69)	$6	$684
Changes before reclassifications	$(16)	$-	$-	$(16)
Amounts reclassified from accumulated other comprehensive income	$-	$15	$-	$15
Current period other comprehensive income	$(16)	$15	$-	$(1)
Balance December 31, 2013	$731	$(54)	$6	$683

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and June 30, 2013 (in thousands):

December 31, 2013
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$92,538	$-	$-	$92,538
Available-for-sale securities	-	20,157	-	20,157
Total	$92,538	$20,157	$-	$112,695

June 30, 2013
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$88,034	$-	$-	$88,034
Available-for-sale securities	-	15,529	-	15,529
Total	$88,034	$15,529	$-	$103,563

Cash equivalents consist of money market accounts and mutual funds in U.S. government and agency fixed income securities. We use quoted prices in active markets for identical assets or liabilities to determine fair value. There were no transfers between level 1 and level 2 during the first six months of fiscal 2014 or fiscal 2013. At December 31, 2013 and June 30, 2013, $14.9 million and $15.4 million respectively, of the cash equivalents were restricted, and classified as long-term assets.

At December 31, 2013, available-for-sale securities consist of $19.1 million in U.S. municipal bonds and $1.0 million of corporate bonds, and at June 30, 2013, available-for-sale securities consisted of $14.0 million in U.S. municipal bonds and $1.5 million of corporate bonds, all with maturities of less than two years. The bonds are rated A/A2 or better by S&P/Moodys respectively. As of December 31, 2013 and June 30, 2013, there were no material gross unrealized gains or losses on available-for-sale securities.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

As of December 31, 2013 and June 30, 2013, the contractual maturities of our available-for-sale securities were as follows:

December 31, 2013
	Cost	Estimated Fair Value
Due in one year or less	$13,172	$13,113
Due after one year through five years	$6,984	$7,044

June 30, 2013
	Cost	Estimated Fair Value
Due in one year or less	$13,213	$13,067
Due after one year through five years	$2,463	$2,462

No investments have been in a continuous loss position for more than one year, and no other-than-temporary impairments were recognized. See also Note 4, "Restricted Cash and Investments" and Note 5, "Marketable Securities".

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We measure certain assets at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. During the six months ended December 31, 2013, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis and during the six months ended December 31, 2012 we recorded a $1.6 million impairment relating to real estate assets held for sale.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

We evaluate performance of the respective segments based upon revenues and operating income. While the manner in which our home furnishings and accessories are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different. Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other). The allocation of retail sales by product line is reasonably similar to that of the wholesale segment. A breakdown of wholesale sales by these product lines for the three and six months ended December 31, 2013 and 2012 is provided as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012
Case Goods	33%	37%	34%	38%
Upholstered Products	51%	48%	49%	47%
Home Accessories and Other	16%	15%	17%	15%
	100%	100%	100%	100%

Segment information for the three and six months ended December 31, 2013 and 2012 is provided below (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012
Net sales:
Wholesale segment	$113,133	$108,172	$226,331	$219,589
Retail segment	151,496	151,827	293,323	300,906
Elimination of inter-company sales	(71,525)	(68,748)	(144,891)	(141,807)
Consolidated Total	$193,104	$191,251	$374,763	$378,688

Operating income:
Wholesale segment	$14,366	$8,892	$30,498	$24,897
Retail segment	4,206	6,017	4,002	7,065
Adjustment of inter-company profit (1)	1,278	2,448	1,294	3,349
Consolidated Total	$19,850	$17,357	$35,794	$35,311

Depreciation & Amortization:
Wholesale segment	$1,915	$1,954	$3,806	$3,981
Retail segment	2,495	2,406	4,893	4,985
Consolidated Total	$4,410	$4,360	$8,699	$8,966

Capital expenditures:
Wholesale segment	$3,018	$1,989	$4,492	$4,643
Retail segment	2,235	3,258	4,066	8,922
Acquisitions	-	-	-	598
Consolidated Total	$5,253	$5,247	$8,558	$14,163

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	December 31,	June 30,
	2013	2013
Total Assets:
Wholesale segment	$310,272	$291,942
Retail segment	343,542	355,233
Inventory profit elimination (2)	(28,533)	(29,890)
Consolidated Total	$625,281	$617,285

(1)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.
(2)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

Our international net sales are comprised of our wholesale segment sales to independent retailers and our retail segment sales to consumers through our Company operated design centers. The number of international design centers, and the related net sales as a percent of our consolidated net sales is shown in the following table.

	Six months ended December 31,
	2013	2012
Independent design centers	87	91
Company operated design centers	8	7
Total international design centers	95	98
Percentage of consolidated net sales	9.8%	9.9%

(14) Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements during the six months ended December 31, 2013 or impending accounting changes that are expected to have a material effect on the Company’s financial statements.

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

The following tables set forth the condensed consolidating balance sheets as of December 31, 2013 and June 30, 2013, the condensed consolidating statements of operations for the three and six months ended December 31, 2013 and 2012, and the condensed consolidating statements of cash flows for the six months ended December 31, 2013 and 2012 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

December 31, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$68,896	$5,639	$3,068	$-	$77,603
Marketable securities	-	20,157	-	-	-	20,157
Accounts receivable, net	-	10,493	261	-	-	10,754
Inventories	-	-	162,888	5,609	(28,533)	139,964
Prepaid expenses and other current assets	-	8,747	10,941	1,786	-	21,474
Intercompany receivables	-	836,612	309,181	(3,728)	(1,142,065)	-
Total current assets	-	944,905	488,910	6,735	(1,170,597)	269,952
Property, plant and equipment, net	-	9,173	264,796	16,419	-	290,388
Goodwill and other intangible assets	-	37,905	7,223	-	-	45,128
Restricted cash and investments	-	14,935	-	-	-	14,935
Other assets	-	2,554	1,520	804	-	4,878
Investment in affiliated companies	707,766	(111,222)	-	-	(596,544)	-
Total assets	$707,766	$898,250	$762,449	$23,958	$(1,767,142)	$625,281
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$-	$-	$490	$-	$-	$490
Customer deposits	-	-	48,764	3,414	-	52,178
Accounts payable	-	5,796	15,820	295	-	21,911
Accrued expenses and other current liabilities	3,030	31,330	13,869	1,283	-	49,512
Intercompany payables	354,776	(8,126)	770,388	25,027	(1,142,065)	-
Total current liabilities	357,806	29,000	849,331	30,019	(1,142,065)	124,091
Long-term debt	-	129,204	1,409	-	-	130,613
Other long-term liabilities	-	4,072	16,136	409	-	20,617
Total liabilities	357,806	162,276	866,876	30,428	(1,142,065)	275,321
Shareholders’ equity	349,960	735,974	(104,427)	(6,470)	(625,077)	349,960
Total liabilities and shareholders’ equity	$707,766	$898,250	$762,449	$23,958	$(1,767,142)	$625,281

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Three months ended December 31, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$111,305	$207,100	$10,502	$(135,803)	$193,104
Cost of sales	-	85,483	132,002	6,882	(137,262)	87,105
Gross profit	-	25,822	75,098	3,620	1,459	105,999
Selling, general and administrative expenses	45	11,910	69,174	5,020	-	86,149
Operating income (loss)	(45)	13,912	5,924	(1,400)	1,459	19,850
Interest and other income (expense)	11,600	2,498	(43)	(22)	(13,990)	43
Interest and other related financing costs	-	1,850	21	-	-	1,871
Income (loss) before income taxes	11,555	14,560	5,860	(1,422)	(12,531)	18,022
Income tax expense	-	4,419	2,059	(11)	-	6,467
Net income/(loss)	$11,555	$10,141	$3,801	$(1,411)	$(12,531)	$11,555

Three months ended December 31, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$107,768	$201,661	$10,149	$(128,327)	$191,251
Cost of sales	-	81,997	130,553	6,128	(131,394)	87,284
Gross profit	-	25,771	71,108	4,021	3,067	103,967
Selling, general and administrative expenses	45	12,112	69,884	4,569	-	86,610
Operating income (loss)	(45)	13,659	1,224	(548)	3,067	17,357
Interest and other income (expense)	9,891	83	31	(34)	(9,843)	128
Interest and other related financing costs	-	2,183	15	-	-	2,198
Income (loss) before income taxes	9,846	11,559	1,240	(582)	(6,776)	15,287
Income tax expense	-	4,735	683	23	-	5,441
Net income/(loss)	$9,846	$6,824	$557	$(605)	$(6,776)	$9,846

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Six months ended December 31, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$222,828	$401,928	$20,941	$(270,934)	$374,763
Cost of sales	-	169,416	259,157	13,739	(272,291)	170,021
Gross profit	-	53,412	142,771	7,202	1,357	204,742
Selling, general and administrative expenses	90	21,542	137,339	9,977	-	168,948
Operating income (loss)	(90)	31,870	5,432	(2,775)	1,357	35,794
Interest and other income (expense)	20,679	630	(43)	(38)	(21,103)	125
Interest and other related financing costs	-	3,701	43	-	-	3,744
Income (loss) before income taxes	20,589	28,799	5,346	(2,813)	(19,746)	32,175
Income tax expense	-	9,477	2,097	12	-	11,586
Net income/(loss)	$20,589	$19,322	$3,249	$(2,825)	$(19,746)	$20,589

Six months ended December 31, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$219,392	$405,611	$19,729	$(266,044)	$378,688
Cost of sales	-	165,802	262,482	11,935	(269,751)	170,468
Gross profit	-	53,590	143,129	7,794	3,707	208,220
Selling, general and administrative expenses	90	22,354	141,806	8,659	-	172,909
Operating income (loss)	(90)	31,236	1,323	(865)	3,707	35,311
Interest and other income (expense)	20,000	(519)	25	(75)	(19,229)	202
Interest and other related financing costs	-	4,366	31	-	-	4,397
Income (loss) before income taxes	19,910	26,351	1,317	(940)	(15,522)	31,116
Income tax expense	-	10,058	1,102	46	-	11,206
Net income/(loss)	$19,910	$16,293	$215	$(986)	$(15,522)	$19,910

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

Six months ended December 31, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$5,316	$16,056	$608	$626	$-	$22,606
Cash flows from investing activities:
Capital expenditures	-	(201)	(7,946)	(411)	-	(8,558)
Proceeds from the disposal of property, plant and equipment	-	19	752	-	-	771
Change in restricted cash and investments	-	498	-	-	-	498
Purchases of marketable securities	-	(15,716)	-	-	-	(15,716)
Sales of marketable securities	-	10,723		-	-	10,723
Other	-	175	-	-	-	175
Net cash provided by (used in) investing activities	-	(4,502)	(7,194)	(411)	-	(12,107)
Cash flows from financing activities:
Payments on long-term debt	-	-	(238)	-	-	(238)
Dividends paid	(5,502)	-	-	-	-	(5,502)
Other	186	35	-	-	-	221
Net cash provided by (used in) financing activities	(5,316)	35	(238)	-	-	(5,519)
Effect of exchange rate changes on cash	-	-	-	22	-	22
Net increase (decrease) in cash and cash equivalents	-	11,589	(6,824)	237	-	5,002

Cash and cash equivalents – beginning of period	-	57,307	12,463	2,831	-	72,601
Cash and cash equivalents – end of period	$-	$68,896	$5,639	$3,068	$-	$77,603

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

Six months ended December 31, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$19,284	$(5,033)	$2,258	$1,671	$-	$18,180
Cash flows from investing activities:
Capital expenditures	-	(1,758)	(10,261)	(1,546)	-	(13,565)
Acquisitions	-	-	(598)	-	-	(598)
Proceeds from the disposal of property, plant and equipment	-	51	1,215	-	-	1,266
Change in restricted cash and investments	-	(11)	-	-	-	(11)
Purchases of marketable securities	-	(13,816)	-	-	-	(13,816)
Sales of marketable securities	-	4,740	-	-	-	4,740
Other	-	101	550	-	-	651
Net cash used in investing activities	-	(10,693)	(9,094)	(1,546)	-	(21,333)
Cash flows from financing activities:
Payments on long-term debt	-	-	(124)	-	-	(124)
Dividends paid	(19,617)	-	-	-	-	(19,617)
Other	333	-	-	-	-	333
Net cash used in financing activities	(19,284)	-	(124)	-	-	(19,408)
Effect of exchange rate changes on cash	-	-	-	107	-	107
Net increase (decrease) in cash and cash equivalents	-	(15,726)	(6,960)	232	-	(22,454)
Cash and cash equivalents – beginning of period	-	64,946	12,276	2,499	-	79,721
Cash and cash equivalents – end of period	$-	$49,220	$5,316	$2,731	$-	$57,267

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

Results of Operations

During the second quarter of our 2014 fiscal year, consolidated net sales increased 1.0% compared to the second quarter of our 2013 fiscal year. During that same period our consolidated gross margin improved to 54.9% from 54.4%, operating margin improved to 10.3% from 9.1%, and net earnings improved to $0.39 from $0.34 per diluted share. These improvements were driven by our wholesale segment, where net sales during the second quarter of our 2014 fiscal year increased 4.6% compared to the same quarter of our 2013 fiscal year. During that same period our wholesale gross margin improved to 32.0% from 29.7%, and operating margin improved to 12.7% from 8.2%. Written orders booked by our retail division in the second quarter of our 2014 fiscal year decreased 4.0% over the second quarter of the 2013 fiscal year, including a comparable design center written order decrease of 1.8%. However, on a year to date basis retail written orders remain up 4.2%, including comparable design center growth of 6.6%. In our retail segment, during the second quarter of our 2014 fiscal year, net sales decreased 0.2% compared to the second quarter of our 2013 fiscal year. During that same period our retail gross margin decreased to 45.2% from 45.7%, and operating margin decreased to 2.8% from 4.0%. Our retail backlog at December 31, 2013 is up 14% from December 31, 2012.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our strong and innovative marketing campaigns continue to expand our reach to more consumers by adding fashion, color, and a spirit of mixing things up to our time-honored story of quality, value and style. We continue to invest significantly in (i) getting our messages across with strong advertising and marketing campaigns, (ii) the strength of our interior design professionals and management in our retail business, (iii) new technologies across key aspects of our vertically integrated business, and (iv) the ramp up of our North American manufacturing capacity where we manufacture approximately 70% of our products. Our competitive advantages arise from:

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

During our 2013 fiscal year, the Company’s retail division expanded for the first time into non-English language locations in Montreal, Canada and in Belgium. These international retail locations are incurring startup losses but we expect them to reach breakeven by the end of our 2014 fiscal year.

We measure the performance of our design centers based on net sales and written orders booked on a comparable period to period basis. Comparable design centers are those which have been operating for at least 15 months. Minimal net sales derived from the delivery of customer ordered product are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design center sales in their 13th full month of Ethan Allen-owned operations. The frequency of our promotional events as well as the timing of the end of those events can impact the orders booked during a given quarter.

Quarter Ended December 31, 2013 Compared to Quarter Ended December 31, 2012

Consolidated revenue for the three months ended December 31, 2013 increased 1.0% to $193.1 million, from $191.3 million for the three months ended December 31, 2012. The increase is due to increased shipments in our wholesale segment discussed below.

At December 31, 2013, the Company operated 147 of the 295 global network design centers compared with 149 of the 305 at December 31, 2012. Our global network included 68 design centers in China at the end of the current quarter compared to 74 at the end of the second quarter of fiscal 2013. Our international net sales, including those of our Company operated design centers, were approximately 10% of consolidated net sales in both the current and prior year second quarters. The majority of our international sales are to our independent retailer in China.

Wholesale revenue for the second quarter of fiscal 2014 increased 4.6% to $113.1 million from $108.2 million in the prior year comparable period. Our wholesale net sales grew from strong shipments to our independent retailers and the Company operated Retail division, including new floor products for our new product launch. Our wholesale backlog at the end of the quarter was significantly higher than a year ago.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retail revenue from Company operated design centers for the three months ended December 31, 2013 decreased 0.2% to $151.5 million from $151.8 million for the three months ended December 31, 2012. In the second quarter of the prior year, we sold two Company operated design centers in Houston to our independent retailer operating in that market. We ended the current quarter with 147 Company operated design centers, which are two fewer than last year. Our written business (orders) in the quarter decreased 4.0% while comparable design center written business decreased 1.8% compared to the second quarter of fiscal 2013. While the second quarter is historically our seasonally low period for writing orders, business was negatively affected in the quarter by the government shutdown and its impact on consumer confidence, bad weather in certain parts of the United States, and backordered imported products that have delayed deliveries to customers. Our ending retail backlog was 14.0% higher than a year ago.

Gross profit was $106.0 million for the quarter ended December 31, 2013, up 2.0% from the $104.0 million in the prior year comparable quarter driven by the growth in sales in our wholesale business. Gross margin for the December 31, 2013 quarter was 54.9%, up from 54.4% the prior year comparable quarter due to operating leverage from higher sales volume in our wholesale segment. This operating leverage benefit on gross margin was partly offset by (i) a lower proportion of retail division net sales to our consolidated net sales (78.5% compared to 79.4% the prior year), and (ii) a higher proportion of our retail sales with promotional discounts in lieu of full price sales with long term financing costs.

Operating expenses decreased $0.5 million or 0.5% to $86.1 million from $86.6 million in the prior year comparable quarter due primarily to (i) lower losses on real estate, and (ii) a higher proportion of our retail sales with promotional discounts in lieu of full price sales with long term financing costs.

Operating income and profit margin for the quarter ended December 31, 2013 was $19.9 million, or 10.3% of net sales, an increase of $2.5 million or 14.4% from the prior year comparable quarter’s $17.4 million, or 9.1% of net sales. Wholesale operating income for the three months ended December 31, 2013 was $14.4 million, or 12.7% of sales, compared to $8.9 million, or 8.2% of sales, in the prior year comparable quarter, improving largely due to the increase in sales and lower advertising costs absorbed by the wholesale business. Retail operating income for the second quarter of fiscal 2014 was $4.2 million, or 2.8% of sales, compared to operating income of $6.0 million, or 4.0% of sales the prior year driven primarily by higher advertising costs absorbed by the retail business and lower retail net sales in the current fiscal quarter.

Interest and other income, net remained consistent with the prior year.

Interest and other related financing costs amounted to $1.9 million in the current period compared to $2.2 million in the prior year comparable period. The $0.3 million reduction resulted from reductions in debt outstanding. Since December 2012, debt has been reduced by $24.0 million through Senior Note repurchases.

Income tax expense for the three months ended December 31, 2013 totaled $6.5 million compared to $5.4 million for the three months ended December 31, 2012. Our effective tax rate for the current quarter was 35.9% compared to 35.6% in the prior year quarter. The current quarter effective tax rate primarily includes tax expense on the current quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on certain deferred tax assets, partly offset by the recognition of some uncertain tax positions. The prior period effective tax rate primarily includes the tax expense on the previous quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on deferred tax assets in the retail segment.

Net income for the three months ended December 31, 2013, was $11.6 million compared to $9.8 million in the prior year comparable period. This resulted in net income per diluted share of $0.39 for the quarter ended December 31, 2013 compared to $0.34 per diluted share for the quarter ended December 31, 2012.

Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012

Consolidated revenue for the six months ended December 31, 2013 decreased 1.0% to $374.8 million, from $378.7 million for the six months ended December 31, 2012. The decrease is primarily due to lower shipments in our retail segment discussed below.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our international net sales, including those of our Company operated design centers, were approximately 10% of consolidated net sales in both the current and prior year periods. The majority of our international sales are to our independent retailer in China.

Wholesale revenue for the six months ended December 31, 2013 increased 3.1% to $226.3 million from $219.6 million in the prior year comparable period. Our wholesale net sales benefitted from higher shipments to our independent retailers worldwide including floor product samples in support of our new product launch.

Retail revenue from Company operated design centers for the six months ended December 31, 2013 decreased 2.5% to $293.3 million from $300.9 million for the six months ended December 31, 2012. We began the year with lower retail backlogs which limited our product deliveries and net sales. We sold two design centers in Houston to our independent retailer in the second quarter of fiscal 2013, and had two fewer Company operated design centers as compared to one year ago. Our written business (orders) booked by our retail division increased 4.2% while comparable design center written business increased 6.6% during the first six months of fiscal 2014 compared to the comparable period of fiscal 2013.

Gross profit was $204.7 million for the six months ended December 31, 2013, down 1.7% from the $208.2 million in the prior year comparable period. The decrease was driven by lower net sales and gross margin in our retail segment. Gross margin for the December 31, 2013 period was 54.6%, down from 55.0% the prior year, due to (i) a greater volume of clearance sales by our retail segment as we prepared for our new product launch which began in October 2013, (ii) a lower proportion of retail division net sales to our consolidated net sales (78.3% compared to 79.5% the prior year), and (iii) a higher proportion of our retail sales with promotional discounts in lieu of full price sales with long term financing costs.

Operating expenses decreased $4.0 million or 2.3% to $168.9 million from $172.9 million in the prior year comparable period due primarily to (i) lower variable costs on the 1.0% decline in net sales, (ii) lower charges on vacant retail real estate, and (iii) a higher proportion of our retail sales with promotional discounts in lieu of full price sales with long term financing costs. These operating expense declines were partly offset by higher medical and workers compensation costs.

Operating income and profit margin for the six months ended December 31, 2013 was $35.8 million, or 9.6% of net sales, an increase of $0.5 million or 1.4% from the prior year comparable period’s $35.3 million, or 9.3% of net sales. Wholesale operating income for the six months ended December 31, 2013 was $30.5 million, or 13.5% of sales, compared to $24.9 million, or 11.3% of sales, in the prior year comparable period. Retail operating income for the first six months of fiscal 2014 was $4.0 million, or 1.4% of sales, compared to $7.1 million, or 2.3% of sales in the prior year comparable period driven primarily by lower retail net sales in fiscal 2014.

Interest and other income, net remained relatively consistent with the prior year at $0.1 million for the six months ended December 31, 2013 and $0.2 million in the prior year six month period.

Interest and other related financing costs amounted to $3.7 million in the current period compared to $4.4 million in the prior year comparable period. The $0.7 million reduction resulted from reductions in debt outstanding. Since December 2012, debt has been reduced by $24.0 million through Senior Note repurchases.

Income tax expense for the six months ended December 31, 2013 totaled $11.6 million compared to $11.2 million for the six months ended December 31, 2012. Our effective tax rate was 36.0% for both the current and prior year. The current effective tax rate primarily includes tax expense on the current net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on certain deferred tax assets, partly offset by the recognition of some uncertain tax positions. The prior period effective tax rate primarily includes the tax expense on the previous years net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on deferred tax assets in the retail segment.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Net income for the six months ended December 31, 2013, was $20.6 million compared to $19.9 million in the prior year comparable period. This resulted in net income per diluted share of $0.70 for the period ended December 31, 2013 compared to $0.68 per diluted share for the period ended December 31, 2012.

Liquidity and Capital Resources

At December 31, 2013, we held unrestricted cash and cash equivalents of $77.6 million, marketable securities of $20.2 million, and restricted cash and investments of $14.9 million. At June 30, 2013, we held unrestricted cash and cash equivalents of $72.6 million, marketable securities of $15.5 million, and restricted cash and investments of $15.4 million. Our principal sources of liquidity include cash and cash equivalents, marketable securities, cash flow from operations, amounts available under our credit facility, and other borrowings.

In September 2005, we issued $200.0 million in ten-year senior unsecured notes due October 1, 2015 (the "Senior Notes"). The Senior Notes were issued by Global, bearing an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1. We used the net proceeds of $198.4 million to improve our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes. In fiscal years 2011 through 2013, the Company repurchased an aggregate $70.6 million of the Senior Notes.

We also maintain a $50 million senior secured, asset-based revolving credit facility (the “Facility”). We have not had any revolving loans under the Facility at any time. At both December 31, 2013 and June 30, 2013, there were $0.6 million of standby letters of credit outstanding under the Facility. The Facility is subject to borrowing base availability and includes a right for the Company to increase the total facility to $100 million subject to certain conditions. The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt, engage in mergers and consolidations, make restricted payments (including dividends), sell certain assets, and make investments. Remaining availability under the Facility totaled $49.4 million at December 31, 2013 and at June 30, 2013 and as a result, covenants and other restricted payment limitations did not apply. The Facility expires March 25, 2016, or June 26, 2015 if the Senior Notes have not been refinanced prior to that date.

At both December 31, 2013 and June 30, 2013, we were in compliance with all covenants of the Senior Notes and the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A summary of net cash provided by (used in) operating, investing, and financing activities for the six month periods ended December 31, 2013 and 2012 is provided below (in millions):

	Six months ended
	December 31,
	2013	2012
Operating Activities
Net income plus depreciation and amortization	$29.3	$28.9
Working capital items	(9.9)	(12.4)
Other operating activities	3.2	1.7
Total provided by operating activities	$22.6	$18.2

Investing Activities
Capital expenditures and acquisitions	$(8.6)	$(14.1)
Net purchases of marketable securities	(5.0)	(9.1)
Other investing activities	1.5	1.9
Total used in investing activities	$(12.1)	$(21.3)

Financing Activities
Payments on long-term debt and capital lease obligations	$(0.2)	$(0.1)
Payment of cash dividends	(5.5)	(19.6)
Other financing activities	0.2	0.3
Total used in financing activities	$(5.5)	$(19.4)

Operating Activities

In the first six months of fiscal 2014, cash of $22.6 million was generated by operating activities, an increase of $4.4 million from the prior year comparable period. The net increase in cash generated from operating activities was largely due to less cash used the current year through reductions in year to date current liabilities partly offset by lower cash generated from the reduction in current assets year to date. An additional $1.5 million net decrease in cash was generated from other operating activities. Working capital items consist of current assets (accounts receivable, inventories, prepaid and other current assets) less current liabilities (customer deposits, payables, and accrued expenses and other current liabilities).

Investing Activities

In the first six months of fiscal 2014, $12.1 million of cash was used in investing activities, which is $9.2 million less cash used than was used during the first six months of fiscal 2013. Less cash was used in fiscal 2014 primarily due to a decrease in capital expenditures in the current period as well as a decrease in our net purchases of marketable securities. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities

In the first six months of fiscal 2014, $5.5 million was used in financing activities, which is $13.9 million less cash used than was used during the first six months of fiscal 2013. Two quarterly dividends were paid in the first six months of fiscal 2014, and with a dividend increase from $0.09 to $0.10 per share paid in October 2013. In the prior fiscal year, the payment of the quarterly dividend which would normally have occurred in January 2013 was accelerated to December 2012. The declaration and payment of a special dividend of $0.41 per share also occurred in December 2012. The Company has continuously paid dividends for every quarter since 1996 and we expect to continue to do so as economic conditions and liquidity permit.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

As of December 31, 2013, our outstanding debt totaled $131.1 million, which consists of $129.2 million in Senior Notes which mature in September 2015 (fiscal 2016), and $1.9 million in capital leases which mature at various times through February 2018. The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $0.5 million in fiscal 2015, $129.7 million in fiscal 2016, $0.5 million in fiscal 2017 and $0.2 million in fiscal 2018. At June 30, 2013, our outstanding debt totaled $131.3 million, the current and long-term portions of which amounted to less than $0.5 million and $130.8 million respectively.

There has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended June 30, 2013 as filed with the SEC on August 16, 2013.

We believe that our cash flow from operations, together with our other available sources of liquidity including refinancing alternatives, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of December 31, 2013, we had working capital of $145.9 million compared to $127.6 million at June 30, 2013, an increase of $18.2 million, or 14.3%. The Company had a current ratio of 2.18 to 1 at December 31, 2013 and 1.96 to 1 at June 30, 2013.

In addition to using available cash to fund changes in working capital, capital expenditures, acquisition activity, the repayment of debt, the payment of dividends, and debt repurchases, we have been authorized by our Board of Directors to repurchase shares of our common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. All of our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity. During both six month periods ending December 31, 2013 and 2012, there were no repurchases and/or retirements of our common stock. At December 31, 2013, we had a remaining Board authorization to repurchase 1,101,490 shares of our common stock.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such program in place both at December 31, 2013 and June 30, 2013 was for our consumer credit program.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”). Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. Effective January 1, 2014, we extended the term of the Program Agreement through July 2019, including a provision for automatic one year renewals unless either party gives notice of termination. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of the Program Agreement also contain a right for the credit card issuer to demand from the Company collateral of up to $12 million if the Company does not meet certain covenants. As of December 31, 2013 and June 30, 2013, the Company maintained a restricted cash and investment collateral account of $6 million to satisfy the current collateral requirement. With the program extension effective January 2014, the $6 million restricted cash collateral was released to operating cash. Future collateral may be required if certain financial metrics fall below contracted levels. Such collateral will be variable based on the volume of program sales.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasions, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of December 31, 2013 and June 30, 2013, our product warranty liability totaled $0.9 million and $0.8 million, respectively.

Business Outlook

The home furnishings industry remains in a slow recovery period following the ’Great Recession’. Many macroeconomic factors have improved including unemployment, consumer confidence, and housing related market indicators in the U.S. However, the U.S. home furnishings industry remains highly competitive and promotional. We are also concerned that a failure by the U.S. Congress to take more definitive action in 2014 to address concerns with respect to the U.S. debt ceiling, stabilizing government spending, and the Federal Reserve further paring of its bond-purchase monetary stimulus could have significant negative consequences for the U.S. economy, consumer demand and spending habits and, as a result, our business. We remain cautiously optimistic about our performance due to the many strong programs already in place and others we currently plan to introduce in the coming months.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Vice President-Finance ("VPF"), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and VPF have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and VPF, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the matters discussed in Part I, Item 3 - Legal Proceedings in our Annual Report on Form 10-K for the year ended June 30, 2013 as filed with the SEC on August 16, 2013.

Item 1A. Risk Factors

The following additional Risk Factors should be read in conjunction with the Risk Factors set forth in Item 1A of the Annual Report.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We could incur substantial costs due to compliance with conflict mineral regulations, which may materially adversely affect our business, operating results, and financial condition.

The SEC has adopted rules regarding disclosure of the use of conflict minerals (commonly referred to as tantalum, tin, tungsten, and gold), which are mined from the Democratic Republic of the Congo and surrounding countries. This requirement could affect the sourcing of materials used in some of our products as well as the companies we use to manufacture our products. If our products are found to contain conflict minerals sourced from the Democratic Republic of the Congo or surrounding countries, the Company may take actions to change materials or designs to reduce the possibility that the purchase of conflict minerals may fund armed groups in the region. These actions could add engineering and other costs to the manufacture of our products.

We expect to incur costs to design and implement a process to discover the origin of the tantalum, tin, tungsten, and gold used in our products, and to audit our conflict minerals disclosures. Our reputation and consequently our financial condition may also suffer if we have included conflict minerals originating in the Democratic Republic of the Congo or surrounding countries in our products, and those conflict minerals funded armed groups in the region.

For a more complete discussion of these and other factors, see “Risk Factors”, in Part 1, Item 1A of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser of us (as defined in Rule 10b-18(a)(3) under the Exchange Act) repurchased any shares of our common stock during the three months ended December 31, 2013. The maximum number of shares that may yet be purchased under our publicly announced repurchase program is 1,101,490.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Description

10(d)-4

Fourth Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement dated as of January 1, 2014, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc., and GE Capital Retail Bank (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

DATE: January 31, 2014	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: January 31, 2014	BY: /s/ David R. Callen
David R. Callen
Vice President, Finance & Treasurer
(Principal Financial Officer and Principal Accounting Officer)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Exhibit

10(d)-4

Fourth Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement dated as of January 1, 2014, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc., and GE Capital Retail Bank (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

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