Form 10-Q
period 2014-03-31
ETHAN ALLEN INTERIORS INC
filed 2014-05-01
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

At April 24, 2014, there were 28,925,735 shares of Class A Common Stock,

par value $.01, outstanding.

Table of Contents

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$95,804	$72,601
Marketable securities	20,138	15,529
Accounts receivable, less allowance for doubtful accounts of $1,284 at March 31, 2014 and $1,230 at June 30, 2013	16,003	12,277
Inventories	145,055	137,256
Prepaid expenses and other current assets	20,914	22,907
Total current assets	297,914	260,570
Property, plant and equipment, net	286,797	291,672
Goodwill and other intangible assets	45,128	45,128
Restricted cash and investments	8,907	15,433
Other assets	6,154	4,482
Total assets	$644,900	$617,285
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$496	$480
Customer deposits	65,200	59,098
Accounts payable	24,107	22,995
Accrued compensation and benefits	23,442	27,205
Accrued expenses and other current liabilities	27,611	23,161
Total current liabilities	140,856	132,939
Long-term debt	130,513	130,809
Other long-term liabilities	20,657	19,180
Total liabilities	292,026	282,928
Shareholders' equity:
Class A common stock	486	486
Additional paid-in-capital	365,104	363,938
Less: Treasury stock (at cost)	(584,041)	(584,041)
Retained earnings	570,217	553,083
Accumulated other comprehensive income	838	684
Total Ethan Allen Interiors Inc. shareholders' equity	352,604	334,150
Noncontrolling interests	270	207
Total shareholders' equity	352,874	334,357
Total liabilities and shareholders' equity	$644,900	$617,285

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
Net sales	$173,061	$168,144	$547,824	$546,832
Cost of sales	79,931	76,359	249,952	246,827
Gross profit	93,130	91,785	297,872	300,005
Selling, general and administrative expenses	83,578	83,125	252,526	256,034
Operating income	9,552	8,660	45,346	43,971
Interest and other income	103	(10)	228	192
Interest and other related financing costs	1,870	2,195	5,614	6,592
Income before income taxes	7,785	6,455	39,960	37,571
Income tax expense	2,527	2,081	14,113	13,287
Net income	$5,258	$4,374	$25,847	$24,284

Per share data:
Basic earnings per common share:
Net income per basic share	$0.18	$0.15	$0.89	$0.84
Basic weighted average common shares	28,920	28,869	28,916	28,850
Diluted earnings per common share:
Net income per diluted share	$0.18	$0.15	$0.88	$0.83
Diluted weighted average common shares	29,271	29,273	29,284	29,213

Comprehensive income:
Net income	$5,258	$4,374	$25,847	$24,284
Other comprehensive income
Currency translation adjustment	142	300	126	440
Other	31	7	91	47
Other comprehensive income net of tax	173	307	217	487
Comprehensive income	$5,431	$4,681	$26,064	$24,771

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended March 31,
	2014	2013
Operating activities:
Net income	$25,847	$24,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,276	13,514
Compensation expense related to share-based payment awards	990	1,115
Provision (benefit) for deferred income taxes	(1,382)	597
Loss on disposal of property, plant and equipment	2,164	3,696
Other	425	172

Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(3,726)	2,855
Inventories	(7,799)	13,808
Prepaid and other current assets	613	2,054
Customer deposits	6,102	(6,567)
Accounts payable	1,112	(1,899)
Accrued expenses and other current liabilities	288	(8,241)
Other assets and liabilities	2,109	(943)
Net cash provided by operating activities	40,019	44,445

Investing activities:
Proceeds from the disposal of property, plant & equipment	2,667	3,226
Change in restricted cash and investments	6,526	(14)
Capital expenditures	(12,588)	(16,545)
Acquisitions	-	(598)
Purchases of marketable securities	(17,500)	(17,547)
Sales of marketable securities	12,323	7,990
Other investing activities	253	1,333
Net cash used in investing activities	(8,319)	(22,155)

Financing activities:
Payments on long-term debt and capital lease obligations	(358)	(187)
Payment of cash dividends	(8,399)	(19,617)
Other financing activities	314	1,423
Net cash used in financing activities	(8,443)	(18,381)
Effect of exchange rate changes on cash	(54)	15
Net increase (decrease) in cash & cash equivalents	23,203	3,924
Cash & cash equivalents at beginning of period	72,601	79,721
Cash & cash equivalents at end of period	$95,804	$83,645

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Nine Months Ended March 31, 2014

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total
Balance at June 30, 2013	$486	$363,938	$(584,041)	$684	$553,083	$207	$334,357

Stock issued on share-based awards	-	263	-	-	-	-	263

Compensation expense associated with share-based awards	-	990	-	-	-	-	990

Tax benefit associated with exercise of share based awards	-	(87)	-	-	-	-	(87)

Dividends declared on common stock	-	-	-	-	(8,713)	-	(8,713)

Comprehensive income	-	-	-	154	25,847	63	26,064
Balance at March 31, 2014	$486	$365,104	$(584,041)	$838	$570,217	$270	$352,874

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2013.

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination in such domestic and foreign jurisdictions. As of March 31, 2014, the Company and certain subsidiaries are currently under audit in the U.S. from 2006 through 2012. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant. It is reasonably possible that some of these audits may be completed during the next twelve months. It is reasonable to expect that various issues relating to uncertain tax benefits will be resolved within the next twelve months as exams are completed or as statutes expire and will impact the effective tax rate.

The Company’s consolidated effective tax rate was 32.5% and 35.3% for the three and nine months ended March 31, 2014, respectively, and 32.2% and 35.4% for the three and nine months ended March 31, 2013, respectively. The current year effective tax rate primarily includes tax expense on net income, additions to unrecognized tax benefits, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on certain retail segment deferred tax assets. The prior year effective tax rate primarily includes the tax expense on net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on certain retail segment deferred tax assets, partly offset by the recognition of some uncertain tax positions.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4)	Restricted Cash and Investments

At March 31, 2014 and June 30, 2013, we held $8.9 million and $15.4 million respectively, of restricted cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation and other insurance and for the benefit of the issuer of our private label credit card. These funds can be invested in high quality money market mutual funds, U.S. Treasuries and U.S. Government agency fixed income instruments, and cannot be withdrawn without the prior written consent of the secured party. These assets are carried at cost, which approximates market value and are classified as long-term assets because they are not expected to be used within one year to fund operations. See also Note 12, “Fair Value Measurements". In January 2014 under the terms of the amended agreement with our provider of our private label credit card program, $6 million of restricted cash was released and moved into the Company’s operating cash accounts.

(5)	Marketable Securities

At March 31, 2014 and June 30, 2013, the Company held marketable securities of $20.1 million and $15.5 million respectively, classified as current assets, consisting of U.S. municipal and corporate bonds with maturities ranging from less than one year to less than two years, which were rated A/A2 or better by the rating services Standard & Poors (“S&P”) and Moodys Investors Service (“Moodys”) respectively. There were no material realized or unrealized gains or losses for the nine months ended March 31, 2014 and March 31, 2013. We do not believe there are any impairments considered to be other than temporary at March 31, 2014. See also Note 12, “Fair Value Measurements".

(6)	Inventories

Inventories at March 31, 2014 and June 30, 2013 are summarized as follows (in thousands):

	March 31, 2014	June 30, 2013

Finished goods	$117,106	$110,220
Work in process	8,601	6,961
Raw materials	22,152	22,787
Valuation allowance	(2,804)	(2,712)
	$145,055	$137,256

(7)	Borrowings

Total debt obligations at March 31, 2014 and June 30, 2013 consist of the following (in thousands):

	March 31, 2014	June 30, 2013
5.375% Senior Notes due 2015	$129,230	$129,152
Capital leases and other	1,779	2,137
Total debt	131,009	131,289
Less current maturities	496	480
Total long-term debt	$130,513	$130,809

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

We also maintain a $50 million senior secured, asset-based revolving credit facility (the “Facility”). We have not had any revolving loans under the Facility at any time. At March 31, 2014 and June 30, 2013, there was $0.7 million and $0.6 million of standby letters of credit outstanding, respectively, under the Facility. The Facility is subject to borrowing base availability and includes a right for the Company to increase the total facility to $100 million subject to certain conditions. The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt, engage in mergers and consolidations, make restricted payments (including dividends), sell certain assets, and make investments. Remaining availability under the Facility totaled $49.3 million at March 31, 2014 and $49.4 million at June 30, 2013 and as a result, covenants and other restricted payment limitations did not apply. The Facility expires March 25, 2016, or June 26, 2015 if the Senior Notes have not been refinanced prior to that date.

At both March 31, 2014 and June 30, 2013, we were in compliance with all covenants of the Senior Notes and the Facility.

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

During the nine months ended March 31, 2014, the Company awarded options to purchase 172,499 shares of our common stock, including 149,000 shares which vest based upon the financial performance of the Company. Awarded options had a weighted average exercise price per share of $25.83, a weighted average grant date fair value of $11.42 and vest over three to five years. During the nine months ended March 31, 2014, options covering 452,864 shares of common stock were cancelled, primarily due to the expiration of their 10 year terms. At March 31, 2014, there are 1,348,678 shares of common stock available for future issuance pursuant to the 1992 Stock Option Plan.

(10)	Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
Weighted average common shares outstanding for basic calculation	28,920	28,869	28,916	28,850
Effect of dilutive stock options and other share-based awards	351	404	368	363
Weighted average common shares outstanding adjusted for dilution calculation	29,271	29,273	29,284	29,213

As of March 31, 2014 and 2013, stock options to purchase 620,392 and 885,600 common shares, respectively, were excluded from the respective diluted earnings per share calculations because their impact was anti-dilutive.

(11)	Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the year to date period ended March 31, 2014 (in thousands):

	Foreign currency translation adjustments	Derivative instruments	Unrealized gains and losses on investments	Total
Balance June 30, 2013	$747	$(69)	$6	$684
Changes before reclassifications	$126	$-	$5	$131
Amounts reclassified from accumulated other comprehensive income	$-	$23	$-	$23
Current period other comprehensive income	$126	$23	$5	$154
Balance March 31, 2014	$873	$(46)	$11	$838

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and June 30, 2013 (in thousands):

March 31, 2014
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$104,711	$-	$-	$104,711
Available-for-sale securities	-	20,138	-	20,138
Total	$104,711	$20,138	$-	$124,849

June 30, 2013
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$88,034	$-	$-	$88,034
Available-for-sale securities	-	15,529	-	15,529
Total	$88,034	$15,529	$-	$103,563

Cash equivalents consist of money market accounts and mutual funds in U.S. government and agency fixed income securities. We use quoted prices in active markets for identical assets or liabilities to determine fair value. There were no transfers between level 1 and level 2 during the first nine months of fiscal 2014 or fiscal 2013. At March 31, 2014 and June 30, 2013, $8.9 million and $15.4 million respectively, of the cash equivalents were restricted, and classified as long-term assets.

At March 31, 2014, available-for-sale securities consist of $20.1 million in U.S. municipal bonds, and at June 30, 2013, available-for-sale securities consisted of $14.0 million in U.S. municipal bonds and $1.5 million of corporate bonds, all with maturities of less than two years. The bonds are rated A/A2 or better by S&P/Moodys respectively. As of March 31, 2014 and June 30, 2013, there were no material gross unrealized gains or losses on available-for-sale securities.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

As of March 31, 2014 and June 30, 2013, the contractual maturities of our available-for-sale securities were as follows:

March 31, 2014
	Cost	Estimated Fair Value
Due in one year or less	$14,411	$14,304
Due after one year through five years	$5,823	$5,834

June 30, 2013
	Cost	Estimated Fair Value
Due in one year or less	$13,213	$13,067
Due after one year through five years	$2,463	$2,462

No investments have been in a continuous loss position for more than one year, and no other-than-temporary impairments were recognized. See also Note 4, "Restricted Cash and Investments" and Note 5, "Marketable Securities".

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We measure certain assets at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. During the nine months ended March 31, 2014, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis and during the nine months ended March 31, 2013 we recorded a $1.6 million impairment relating to real estate assets held for sale.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

We evaluate performance of the respective segments based upon revenues and operating income. While the manner in which our home furnishings and accessories are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different. Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accessories and other). The allocation of retail sales by product line is reasonably similar to that of the wholesale segment. A breakdown of wholesale sales by these product lines for the three and nine months ended March 31, 2014 and 2013 is provided as follows:

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
Case Goods	38%	36%	35%	37%
Upholstered Products	46%	48%	48%	48%
Home Accessories and Other	16%	16%	17%	15%
	100%	100%	100%	100%

Segment information for the three and nine months ended March 31, 2014 and 2013 is provided below (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
Net sales:
Wholesale segment	$111,143	$108,101	$337,474	$327,690
Retail segment	131,813	132,056	425,136	432,962
Elimination of inter-company sales	(69,895)	(72,013)	(214,786)	(213,820)
Consolidated Total	$173,061	$168,144	$547,824	$546,832

Operating income:
Wholesale segment	$13,009	$12,754	$43,507	$37,651
Retail segment	(1,591)	(2,283)	2,411	4,782
Adjustment of inter-company profit (1)	(1,866)	(1,811)	(572)	1,538
Consolidated Total	$9,552	$8,660	$45,346	$43,971

Depreciation & Amortization:
Wholesale segment	$2,018	$2,135	$5,824	$6,116
Retail segment	2,559	2,413	7,452	7,398
Consolidated Total	$4,577	$4,548	$13,276	$13,514

Capital expenditures:
Wholesale segment	$1,991	$1,381	$6,483	$6,024
Retail segment	2,039	1,599	6,105	10,521
Acquisitions	-	-	-	598
Consolidated Total	$4,030	$2,980	$12,588	$17,143

	March 31, 2014	June 30, 2013
Total Assets:
Wholesale segment	$323,198	$291,942
Retail segment	352,405	355,233
Inventory profit elimination (2)	(30,703)	(29,890)
Consolidated Total	$644,900	$617,285

(1)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.
(2)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Our international net sales are comprised of our wholesale segment sales to independent retailers and our retail segment sales to consumers through the Company operated design centers. The number of international design centers, and the related net sales as a percent of our consolidated net sales is shown in the following table.

	Nine months ended March 31,
	2014	2013
Independent design centers	90	86
Company operated design centers	8	7
Total international design centers	98	93
Percentage of consolidated net sales	10.3%	9.3%

(14)	Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements during the nine months ended March 31, 2014 or impending accounting changes that are expected to have a material effect on the Company’s financial statements.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables set forth the condensed consolidating balance sheets as of March 31, 2014 and June 30, 2013, the condensed consolidating statements of operations for the three and nine months ended March 31, 2014 and 2013, and the condensed consolidating statements of cash flows for the nine months ended March 31, 2014 and 2013 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

March 31, 2014
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$79,893	$12,407	$3,504	$-	$95,804
Marketable securities	-	20,138	-	-	-	20,138
Accounts receivable, net	-	15,743	255	5	-	16,003
Inventories	-	-	169,518	6,240	(30,703)	145,055
Prepaid expenses and other current assets	-	5,199	13,758	1,957	-	20,914
Intercompany receivables	-	838,999	315,744	(3,453)	(1,151,290)	-
Total current assets	-	959,972	511,682	8,253	(1,181,993)	297,914
Property, plant and equipment, net	-	8,845	260,872	17,080	-	286,797
Goodwill and other intangible assets	-	37,905	7,223	-	-	45,128
Restricted cash and investments	-	8,907	-	-	-	8,907
Other assets	-	3,893	1,483	778	-	6,154
Investment in affiliated companies	713,554	(113,256)	-	-	(600,298)	-
Total assets	$713,554	$906,266	$781,260	$26,111	$(1,782,291)	$644,900
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$-	$-	$496	$-	$-	$496
Customer deposits	-	-	61,582	3,618	-	65,200
Accounts payable	-	5,352	18,237	518	-	24,107
Accrued expenses and other current liabilities	3,039	32,199	14,400	1,415	-	51,053
Intercompany payables	357,641	(8,468)	773,829	28,288	(1,151,290)	-
Total current liabilities	360,680	29,083	868,544	33,839	(1,151,290)	140,856
Long-term debt	-	129,230	1,283	-	-	130,513
Other long-term liabilities	-	4,181	16,032	444	-	20,657
Total liabilities	360,680	162,494	885,859	34,283	(1,151,290)	292,026
Shareholders’ equity	352,874	743,772	(104,599)	(8,172)	(631,001)	352,874
Total liabilities and shareholders’ equity	$713,554	$906,266	$781,260	$26,111	$(1,782,291)	$644,900

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

 ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Three months ended March 31, 2014

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$109,795	$185,221	$9,655	$(131,610)	$173,061
Cost of sales	-	83,285	119,365	6,721	(129,440)	79,931
Gross profit	-	26,510	65,856	2,934	(2,170)	93,130
Selling, general and administrative expenses	45	12,939	65,866	4,728	-	83,578
Operating income (loss)	(45)	13,571	(10)	(1,794)	(2,170)	9,552
Interest and other income (expense)	5,303	(1,932)	(30)	31	(3,269)	103
Interest and other related financing costs	-	1,850	20	-	-	1,870
Income (loss) before income taxes	5,258	9,789	(60)	(1,763)	(5,439)	7,785
Income tax expense	-	2,316	130	81	-	2,527
Net income/(loss)	$5,258	$7,473	$(190)	$(1,844)	$(5,439)	$5,258

Three months ended March 31, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$108,595	$188,589	$9,311	$(138,351)	$168,144
Cost of sales	-	81,631	124,977	5,959	(136,208)	76,359
Gross profit	-	26,964	63,612	3,352	(2,143)	91,785
Selling, general and administrative expenses	45	12,817	65,310	4,953	-	83,125
Operating income (loss)	(45)	14,147	(1,698)	(1,601)	(2,143)	8,660
Interest and other income (expense)	4,419	(2,404)	5	(131)	(1,899)	(10)
Interest and other related financing costs	-	2,180	15	-	-	2,195
Income (loss) before income taxes	4,374	9,563	(1,708)	(1,732)	(4,042)	6,455
Income tax expense	-	3,001	(943)	23	-	2,081
Net income/(loss)	$4,374	$6,562	$(765)	$(1,755)	$(4,042)	$4,374

 ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Nine months ended March 31, 2014

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$332,623	$587,149	$30,596	$(402,544)	$547,824
Cost of sales	-	252,701	378,522	20,460	(401,731)	249,952
Gross profit	-	79,922	208,627	10,136	(813)	297,872
Selling, general and administrative expenses	135	34,481	203,205	14,705	-	252,526
Operating income (loss)	(135)	45,441	5,422	(4,569)	(813)	45,346
Interest and other income (expense)	25,982	(1,302)	(73)	(7)	(24,372)	228
Interest and other related financing costs	-	5,551	63	-	-	5,614
Income (loss) before income taxes	25,847	38,588	5,286	(4,576)	(25,185)	39,960
Income tax expense	-	11,793	2,227	93	-	14,113
Net income/(loss)	$25,847	$26,795	$3,059	$(4,669)	$(25,185)	$25,847

Nine months ended March 31, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$327,987	$594,200	$29,040	$(404,395)	$546,832
Cost of sales	-	247,433	387,459	17,894	(405,959)	246,827
Gross profit	-	80,554	206,741	11,146	1,564	300,005
Selling, general and administrative expenses	135	35,171	207,116	13,612	-	256,034
Operating income (loss)	(135)	45,383	(375)	(2,466)	1,564	43,971
Interest and other income (expense)	24,419	(2,923)	30	(206)	(21,128)	192
Interest and other related financing costs	-	6,546	46	-	-	6,592
Income (loss) before income taxes	24,284	35,914	(391)	(2,672)	(19,564)	37,571
Income tax expense	-	13,059	159	69	-	13,287
Net income/(loss)	$24,284	$22,855	$(550)	$(2,741)	$(19,564)	$24,284

 ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

Nine months ended March 31, 2014

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$8,136	$21,223	$8,818	$1,842	$-	$40,019
Cash flows from investing activities:
Capital expenditures	-	(314)	(11,159)	(1,115)	-	(12,588)
Proceeds from the disposal of property, plant and equipment	-	24	2,643	-	-	2,667
Change in restricted cash and investments	-	6,526	-	-	-	6,526
Purchases of marketable securities	-	(17,500)	-	-	-	(17,500)
Sales of marketable securities	-	12,323		-	-	12,323
Other	-	253	-	-	-	253
Net cash provided by (used in) investing activities	-	1,312	(8,516)	(1,115)	-	(8,319)
Cash flows from financing activities:
Payments on long-term debt	-	-	(358)	-	-	(358)
Dividends paid	(8,399)	-	-	-	-	(8,399)
Other	263	51	-	-	-	314
Net cash provided by (used in) financing activities	(8,136)	51	(358)	-	-	(8,443)
Effect of exchange rate changes on cash	-	-	-	(54)	-	(54)
Net increase (decrease) in cash and cash equivalents	-	22,586	(56)	673	-	23,203
Cash and cash equivalents – beginning of period	-	57,307	12,463	2,831	-	72,601
Cash and cash equivalents – end of period	$-	$79,893	$12,407	$3,504	$-	$95,804

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

Overview

We are a leading interior design company and manufacturer and retailer of quality home furnishings. Founded over 80 years ago, today we’re a leading international home fashion brand doing business throughout North America, Europe, Asia and the Middle East. We are vertically integrated from design through delivery, affording our clientele a value equation of style, quality and price that is unique to the industry. We offer free interior design service to our clients and sell a full range of furniture products and decorative accessories through ethanallen.com and a network of approximately 300 design centers in the United States and abroad. The design centers represent a mix of independent licensees and our own Company operated retail segment. We own and operate eight manufacturing facilities including five manufacturing plants and one sawmill in the United States and a manufacturing plant in each of Mexico and Honduras.

Our strong and innovative marketing campaigns continue to expand our reach to more consumers. We continue to invest significantly in (i) getting our messages across with strong advertising and marketing campaigns, (ii) the strength of our interior design professionals and management in our retail business, (iii) new technologies across key aspects of our vertically integrated business, and (iv) the ramp up of our North American manufacturing capacity where we manufacture approximately 70% of our products.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our competitive advantages arise from:

●	providing fashionable high quality products of the finest craftsmanship,

●	offering complimentary design service through an estimated 2,000 motivated interior design professionals network-wide,

●	our wide array of custom product offerings across our upholstery, case goods, and accessory product categories,

●	enhancing our technology in all aspects of the business, and

●	leveraging our vertically integrated structure.

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

Results of Operations

In the third quarter of fiscal 2014, consolidated net sales of $173.1 million increased 2.9% compared to the third quarter of fiscal 2013. During the same period, consolidated operating margin increased to 5.5% compared to 5.2%, and net earnings improved to $0.18 from $0.15 per diluted share.

The severe winter weather negatively impacted sales for the third quarter of fiscal 2014, notably during the January and February months in the mid-Atlantic, Northeast and North Central United States. Despite the weather, sales improved in our wholesale segment, where net sales of $111.1 million increased 2.8% during the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. The retail segment net sales were down 0.2% for the three months ended March 31, 2014 at $131.8 million compared to $132.1 million in the third quarter of fiscal 2013.

The wholesale gross margin improved slightly for the third quarter of fiscal 2014 from the third quarter of fiscal 2013, and the retail gross margin for the third quarter of fiscal 2014 remained unchanged from the third quarter of fiscal 2013. The ratio of retail segment net sales to consolidated net sales decreased during the third quarter (76.2% compared to 78.5% the prior year), which impacted the consolidated gross margin. The consolidated gross margin of 53.8% for the third quarter of fiscal 2014 was a decrease compared to 54.6% in the third quarter of fiscal 2013 as a result. This gross margin change was offset by a decrease in operating expenses as a percentage of total net sales.

Written orders booked by the retail segment in the third quarter of fiscal 2014 were also impacted by the severe winter weather. Written orders booked decreased 2.4% for the fiscal 2014 third quarter compared to the third quarter of fiscal 2013, including a comparable design center written orders booked decrease of 0.5%. For the nine months year to date fiscal 2014 period the retail segment written orders booked are up 1.7% compared to nine months year to date fiscal 2013, with comparable design center written orders booked growth of 3.9%. The retail segment undelivered backlog at March 31, 2014 is up 10.1% from March 31, 2013.

We measure the performance of our retail design centers based on net sales and written orders booked on a comparable period to period basis. Comparable design centers are those which have been operating for at least 15 months. Minimal net sales derived from the delivery of customer ordered product are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design center sales in their 13th full month of Ethan Allen-owned operations. The frequency of our promotional events as well as the timing of the end of those events can impact the orders booked during a given quarter.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Third Quarter Ended March 31, 2014 Compared to Third Quarter Ended March 31, 2013

Consolidated net sales for the third quarter of fiscal 2014 increased 2.9% to $173.1 million, from $168.1 million in the third quarter of fiscal 2013. The increase is due to increased net sales in our wholesale segment discussed below.

At March 31, 2014, the Company operated 145 of the 296 global network design centers compared with 148 of the 296 at March 31, 2013. Our global network included 70 design centers in China at the end of the current quarter compared to 69 at the end of the third quarter of fiscal 2013. Our international net sales, including those of the Company operated retail segment, were approximately 11.5% of consolidated net sales for the third quarter of fiscal 2014 and 7.9% for the third quarter of fiscal 2013.

Wholesale net sales for the third quarter of fiscal 2014 increased 2.8% to $111.1 million from $108.1 million in the third quarter of fiscal 2013, supported by increased shipments to our international retailers. Our wholesale undelivered backlog at the end of the third quarter of fiscal 2014 was significantly higher than one year ago.

Retail net sales from the Company’s retail segment for the third quarter of fiscal 2014 decreased 0.2% to $131.8 million from $132.1 million for the third quarter of fiscal 2013. The Company believes sales during the third quarter of fiscal 2014 were negatively impacted by the severe winter weather primarily in the mid-Atlantic, Northeast and North Central United States. Also contributing to the sales decrease was the transition of our Houston design centers. In the second quarter of fiscal 2013, we sold two Company operated design centers in Houston to our independent retailer operating in that market, and during the third quarter of fiscal 2013 net sales for the two design centers continued as the remaining order backlog was delivered. We ended the current quarter with 145 Company operated design centers, as compared to 148 at the end of the third quarter of fiscal 2013. Our written business (new orders booked) in the third quarter fiscal 2014 decreased 2.4% while comparable design center written business decreased 0.5% compared to the third quarter of fiscal 2013. At March 31, 2014, the retail undelivered backlog was 10.1% higher than a year ago.

Gross profit was $93.1 million for the third quarter of fiscal 2014, up 1.5% from the $91.8 million in the third quarter of fiscal 2013 due to the growth in sales in our wholesale business. Consolidated gross margin for the third quarter of fiscal 2014 was 53.8%, down from 54.6% for the third quarter of fiscal 2013 due to a lower proportion of retail segment net sales to our consolidated net sales, partly offset by an increase in wholesale gross margin. Retail gross margin remained the same in both periods.

Operating expenses for the third quarter of fiscal 2014 increased $0.5 million or 0.5% to $83.6 million from $83.1 million for the third quarter of fiscal 2013 with no significant changes in costs between the two quarterly periods.

Operating income and profit margin for the third quarter of fiscal 2014 was $9.6 million, or 5.5% of net sales, an increase of $0.9 million or 10.3% from $8.7 million, or 5.2% of net sales for the third quarter of fiscal 2013.

Wholesale operating income for the third quarter of fiscal 2014 was $13.0 million, or 11.7% of sales, compared to $12.8 million, or 11.8% of sales, for the third quarter of fiscal 2013, improving largely due to the increase in sales. Retail operating loss for the third quarter of fiscal 2014 was $1.6 million, or 1. 2% of sales, compared to an operating loss of $2.3 million, or 1.7% of sales for third quarter of fiscal 2013, with the improvement in operating loss margin driven primarily by reduced variable costs on lower retail net sales in the current fiscal quarter, partially offset by startup losses in new markets. During our 2013 fiscal year, the Company’s retail segment expanded into new markets in Montreal, Canada and Belgium.

Interest and other income was not material in either the third quarter of the current or prior fiscal year.

Interest and other related financing costs amounted to $1.9 million in the third quarter of fiscal 2014 compared to $2.2 million in the third quarter of fiscal 2013. The $0.3 million reduction resulted from reductions in debt outstanding. Since March 2013, debt has been reduced by $24.0 million through Senior Note repurchases.

 ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Income tax expense for the third quarter of fiscal 2014 totaled $2.5 million compared to $2.1 million for the third quarter of fiscal 2013. Our effective tax rate for the current quarter was 32.5% compared to 32.2% in the prior year quarter. The current quarter effective tax rate primarily includes tax expense on the current quarter’s net income, additions to unrecognized tax benefits, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on certain retail segment deferred tax assets. The prior period effective tax rate primarily includes the tax expense on that quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on certain retail segment deferred tax assets, partly offset by the recognition of some uncertain tax positions.

Net income for the third quarter of fiscal 2014, was $5.3 million compared to $4.4 million for the third quarter of fiscal 2013. This resulted in net income per diluted share of $0.18 for the third quarter of fiscal 2014 compared to $0.15 per diluted share for the third quarter of fiscal 2013.

Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013

Consolidated net sales for the nine months ended March 31, 2014 increased 0.2% to $547.8 million, from $546.8 million for the nine months ended March 31, 2013. The increase is due to higher shipments in our wholesale segment, which is discussed below.

Our international net sales, including those of the Company operated design centers, were approximately 10.3% of consolidated net sales for the nine months year to date fiscal year 2014 compared to 9.3% in fiscal year 2013 comparable period.

Wholesale net sales for the nine months ended March 31, 2014 increased 3.0% to $337.5 million from $327.7 million in the prior year comparable period. Our wholesale net sales benefitted from higher shipments to our independent retailers worldwide.

Retail net sales from Company operated design centers for the nine months ended March 31, 2014 decreased 1.8% to $425.1 million from $433.0 million for the nine months ended March 31, 2013. We sold two design centers in Houston to our independent retailer in fiscal 2013. At March 31, 2014, there were 145 Company operated design centers as compared to 148 in the prior year. Our written business (new orders booked) generated by our retail division increased 1.7% while comparable design center written business increased 3.9% during the first nine months of fiscal 2014 compared to the comparable period of fiscal 2013.

Gross profit was $297.9 million for the nine months ended March 31, 2014, down 0.7% from the $300.0 million in the prior year comparable period. The decrease was driven by lower net sales and gross margin in our retail segment. Gross margin for the nine months ended March 31, 2014 was 54.4%, down from 54.9% the prior year, due to (i) a greater volume of clearance sales by our retail segment as we prepared for our new product launch which began in October 2013, (ii) a lower proportion of retail division net sales to our consolidated net sales (77.6% compared to 79.2% the prior year), and (iii) a higher proportion of our retail sales with promotional discounts in lieu of full price sales utilizing promotional financing with related program fees. This was partially offset by improved gross margin in our wholesale segment due to increased sales.

Operating expenses for the nine months ended March 31, 2014 decreased $3.5 million or 1.4% to $252.5 million from $256.0 million in the prior year comparable period due primarily to lower charges on vacant real estate in the current fiscal period compared to the prior fiscal period.

Operating income and profit margin for the nine months ended March 31, 2014 was $45.3 million, or 8.3% of net sales, an increase of $1.4 million or 3.1% from the prior year comparable period’s $44.0 million, or 8.0% of net sales.

Wholesale operating income for the nine months ended March 31, 2014 was $43.5 million, or 12.9% of sales, compared to $37.7 million, or 11.5% of sales, in the prior year comparable period. Retail operating income for the first nine months of fiscal 2014 was $2.4 million, or 0.6% of sales, compared to $4.8 million, or 1.1% of sales in the prior year comparable period. This decrease was driven primarily by lower retail net sales in fiscal 2014.

Interest and other income remained relatively even with the prior year at $0.2 million for both the nine month periods ended March 31, 2014 and 2013.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Interest and other related financing costs amounted to $5.6 million for the nine months ended March 31, 2014 compared to $6.6 million in the prior year comparable period. The $1.0 million reduction resulted from reductions in debt outstanding. Since March 2013, debt has been reduced by $24.0 million through Senior Note repurchases.

Income tax expense for the nine months ended March 31, 2014 totaled $14.1 million compared to $13.3 million for the nine months ended March 31, 2013. Our effective tax rate in the current year was 35.3% compared to 35.4% in the prior year. The current effective tax rate primarily includes tax expense on the current net income, additions to unrecognized tax benefits, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on certain retail segment deferred tax assets. The prior period effective tax rate primarily includes the tax expense on the previous year’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on certain retail segment deferred tax assets, partly offset by the recognition of some uncertain tax positions.

Net income for the nine months ended March 31, 2014, was $25.8 million compared to $24.3 million in the prior year comparable period. This resulted in net income per diluted share of $0.88 for the nine months ended March 31, 2014 compared to $0.83 per diluted share for the nine month period ended March 31, 2013.

Liquidity and Capital Resources

At March 31, 2014, we held unrestricted cash and cash equivalents of $95.8 million, marketable securities of $20.1 million, and restricted cash and investments of $8.9 million. At June 30, 2013, we held unrestricted cash and cash equivalents of $72.6 million, marketable securities of $15.5 million, and restricted cash and investments of $15.4 million. Our principal sources of liquidity include cash and cash equivalents, marketable securities, cash flow from operations, amounts available under our credit facility, and other borrowings.

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

We also maintain a $50 million senior secured, asset-based revolving credit facility (the “Facility”). We have not had any revolving loans under the Facility at any time. At March 31, 2014 and June 30, 2013, there was $0.7 million and $0.6 million of standby letters of credit outstanding, respectively, under the Facility. The Facility is subject to borrowing base availability and includes a right for the Company to increase the total facility to $100 million subject to certain conditions. The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt, engage in mergers and consolidations, make restricted payments (including dividends), sell certain assets, and make investments. Remaining availability under the Facility totaled $49.3 million at March 31, 2014 and $49.4 million at June 30, 2013 and as a result, covenants and other restricted payment limitations did not apply. The Facility expires March 25, 2016, or June 26, 2015 if the Senior Notes have not been refinanced prior to that date.

At both March 31, 2014 and June 30, 2013, we were in compliance with all covenants of the Senior Notes and the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A summary of net cash provided by (used in) operating, investing, and financing activities for the nine months ended March 31, 2014 and 2013 is provided below (in millions):

	Nine months ended March 31,
	2014	2013
Operating Activities
Net income plus depreciation and amortization	$39.1	$37.8
Working capital items	(3.4)	2.0
Other operating activities	4.3	4.6
Total provided by operating activities	$40.0	$44.4

Investing Activities
Capital expenditures and acquisitions	$(12.6)	$(17.1)
Net purchases of marketable securities	(5.2)	(9.6)
Other investing activities	9.5	4.5
Total used in investing activities	$(8.3)	$(22.2)

Financing Activities
Payments on long-term debt and capital lease obligations	$(0.4)	$(0.2)
Payment of cash dividends	(8.4)	(19.6)
Other financing activities	0.3	1.4
Total used in financing activities	$(8.4)	$(18.4)

Operating Activities

In the first nine months of fiscal 2014, cash of $40.0 million was generated by operating activities, a decrease of $4.4 million from the prior year comparable period. This was largely due to cash used in fiscal year 2014 for increases in inventories, as compared to cash generated due to reductions in inventory in fiscal year 2013. This was partly offset by cash generated in fiscal 2014 due to increases in customer deposits compared to cash used during fiscal 2013 for decreases in customer deposits, as well as changes to other working capital items (defined below). There was $0.3 million less cash generated from other operating activities in fiscal 2014 than in fiscal 2013. Working capital items consist of current assets (accounts receivable, inventories, prepaid and other current assets) less current liabilities (customer deposits, payables, and accrued expenses and other current liabilities).

Investing Activities

In the first nine months of fiscal 2014, $8.3 million of cash was used in investing activities, which is $13.9 million less cash used than was used during the first nine months of fiscal 2013. Less cash was used in the first nine months of fiscal 2014 primarily due to the release of the restricted cash from the cash collateral account by the issuer of our private label credit card, sales of marketable securities and a decrease in capital expenditures, all in the current fiscal year. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities

In the first nine months of fiscal 2014, $8.4 million was used in financing activities, which is $9.9 million less cash used than was used during the first nine months of fiscal 2013. Three quarterly dividends were paid in the first nine months of fiscal 2014, and with a dividend increase from $0.09 to $0.10 per share paid in October 2013. In the first nine months of fiscal 2013, three quarterly dividends of $0.09 were paid, and the declaration and payment of a special dividend of $0.41 per share occurred in December 2012. The Company has continuously paid dividends for every quarter since 1996 and we expect to continue to do so as economic conditions and liquidity permit.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

As of March 31, 2014, our outstanding debt totaled $131.0 million, which consists of $129.2 million in Senior Notes which mature in September 2015 (fiscal 2016) and $1.8 million in capital leases which mature at various times through February 2018. The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $0.5 million in fiscal 2015, $129.8 million in fiscal 2016, $0.5 million in fiscal 2017 and $0.2 million in fiscal 2018. At June 30, 2013, our outstanding debt totaled $131.3 million, the current and long-term portions of which amounted to less than $0.5 million and $130.8 million respectively.

There has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended June 30, 2013 as filed with the SEC on August 16, 2013.

We believe that our cash flow from operations, together with our other available sources of liquidity including refinancing alternatives, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of March 31, 2014, we had working capital of $157.1 million compared to $127.6 million at June 30, 2013, an increase of $29.5 million, or 23.1%. The Company had a current ratio of 2.12 to 1 at March 31, 2014 and 1.96 to 1 at June 30, 2013.

In addition to using available cash to fund changes in working capital, capital expenditures, acquisition activity, the repayment of debt, the payment of dividends, and debt repurchases, we have been authorized by our Board of Directors to repurchase shares of our common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. All of our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity. During both nine month periods ending March 31, 2014 and 2013, there were no repurchases and/or retirements of our common stock. At March 31, 2014, we had a remaining Board authorization to repurchase 1,101,490 shares of our common stock.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such program in place both at March 31, 2014 and June 30, 2013 was for our consumer credit program.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”) which was last amended effective January 2014. Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. The term of the Program Agreement ends July 31, 2019, including a provision for automatic one year renewals unless either party gives notice of termination. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of the Program Agreement also contain a right for the financial services provider to demand from the Company collateral at a variable rate based on the volume of program sales if the Company does not meet certain financial covenants. If collateral had been required, it would have been between $5 million and $10 million depending on the variable rate. As of March 31, 2014 no collateral was required under the Program Agreement. At June 30, 2013, a $6 million restricted cash and investment collateral account was maintained to satisfy the collateral requirement.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into and perform in accordance with the terms and conditions of a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasions, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of March 31, 2014 and June 30, 2013, our product warranty liability totaled $0.9 million and $0.8 million, respectively.

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

Many U.S. macroeconomic factors have improved during the past three years including lowered unemployment, improved consumer confidence, and the growth of housing related market indicators. However, a change in consumer confidence could have an impact on consumer discretionary spending habits and, as a result, our business. We therefore remain cautiously optimistic about our performance due to the many strong programs already in place and others we currently plan to introduce in the coming months. Our retail strategy involves (i) a continued focus on providing new product introductions, a wide array of product solutions, and superior interior design solutions through our large staff of interior design professionals, (ii) continuing strong advertising and marketing campaigns to get our message across and to continue broadening our customer base, (iii) the opening of new or relocated design centers in more prominent locations, and encouraging independent retailers to do the same, (iv) leveraging the use of technology and personal service within our retail network, and (v) further expansion internationally. We believe this strategy provides an opportunity to grow our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K for the year ended June 30, 2013 as filed with the SEC on August 16, 2013.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Executive Vice President Administration and interim Chief Financial Officer ("CFO"), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing uncertainty concerning U.S. macroeconomic conditions could adversely affect consumer confidence and discretionary spending habits and, as a result, our business.

Historically, the home furnishings industry has been subject to variations in the general economy and to uncertainty regarding future economic prospects. We believe that our business was negatively affected in September and the first half of October 2013 by consumer concerns related to the potential effects of a government shutdown and a potential default on U.S. debt. If U.S. macroeconomic factors worsen or deteriorate, the continuing uncertainty about those issues could adversely affect the U.S. economy, consumer demand and discretionary spending habits and, as a result, our business.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser of us (as defined in Rule 10b-18(a)(3) under the Exchange Act) repurchased any shares of our common stock during the three months ended March 31, 2014. The maximum number of shares that may yet be purchased under our publicly announced repurchase program is 1,101,490.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Description

10(g)-5	Form of performance condition option agreement for employees

31.1	Rule 13a-14(a)Certification of Principal Executive Officer

31.2	Rule 13a-14(a)Certification of Principal Financial Officer

32.1	Section 1350Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

ETHAN ALLEN INTERIORS INC.

(Registrant)

DATE: May 1, 2014	BY:/s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 1, 2014	BY:/s/ Corey Whitely
Corey Whitely
Executive Vice President Administration
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Exhibit

10(g)-5	Form of performance condition option agreement for employees

31.1	Rule 13a-14(a)Certification of Principal Executive Officer

31.2	Rule 13a-14(a)Certification of Principal Financial Officer

32.1	Section 1350Certification of Principal Executive Officer

32.2	Section 1350Certification of Principal Financial Officer

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.