Form 10-K
period 2014-06-30
ETHAN ALLEN INTERIORS INC
filed 2014-08-15
CIK 896156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

None

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      [ X ]      Yes      [  ]      No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      [  ]      Yes      [X]      No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                          [X]     Yes      [  ]      No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).                     [X]     Yes      [  ]      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                        [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).           [  ]      Yes      [X]     No

The aggregate market value of the Registrant’s common stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on December 31, 2013, (the last day of the Registrant’s most recently completed second fiscal quarter) was approximately $798,035,877. As of July 31, 2014, there were 28,927,235 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Certain information contained in the Registrant’s definitive Proxy Statement for the 2014 Annual Meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, is incorporated by reference into Part III hereof.

PART I

Item 1. Business

Background

Incorporated in Delaware in 1989, Ethan Allen Interiors Inc., through its wholly-owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, "We," "Us," "Our," "Ethan Allen" or the "Company"), is a leading interior design company and manufacturer and retailer of quality home furnishings. Founded over 80 years ago, today we’re a leading international home fashion brand doing business in North America, Europe, Asia and the Middle East. We are vertically integrated from design through delivery, affording our clientele a value equation of style, quality and price that is unique to the industry. We offer complimentary interior design service to our clients and sell a full range of furniture products and decorative accents through ethanallen.com and a network of approximately 300 design centers in the United States and abroad. The design centers represent a mix of independent licensees and our own Company operated retail segment. We own and operate eight manufacturing facilities including five manufacturing plants and one sawmill in the United States and a manufacturing plant in each of Mexico and Honduras.

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

Operating Segments

Our products are sold through a dedicated global network of approximately 300 retail design centers. As of June 30, 2014, the Company operated 143 design centers (our retail segment) and our independent retailers operated 152 design centers (as compared to 147 and 148, respectively, at the end of the prior fiscal year). Our wholesale segment net sales include sales to our retail segment and sales to our independent retailers. Our retail segment net sales accounted for 78% of our consolidated net sales in fiscal 2014. Our wholesale segment net sales to independent retailers accounted for 22%, including approximately 12% of our net sales in fiscal 2014 to the ten largest independent retailers, who operate 91 design centers. Our independent retailer in China operated 70 of these locations at the end of fiscal 2014.

Our wholesale and retail operating segments represent strategic business areas of our vertically integrated business that operate separately and provide their own distinctive services (further outlined below). This enables us to more effectively offer our complete line of home furnishings and accents and more efficiently control quality and cost. For certain financial information regarding our operating segments, see Note 15 to the Consolidated Financial Statements included under Item 8 of this Annual Report and incorporated herein by reference.

Our home furnishings and accents are marketed and sold in a similar manner in our wholesale and retail segments, although the type of customer (wholesale versus retail) and the specific services that each operating segment provides are different. Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accents and other). Case goods include items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture, and wooden accents. Upholstery items include sleepers, recliners, chairs, sofas, loveseats, cut fabrics and leather. Skilled craftsmen cut, sew and upholster custom-designed upholstery items which are available in a variety of frame and fabric options. Home accessory and other items include window treatments, wall decor, lighting, clocks, bedding and bedspreads, decorative accents, area rugs, and home and garden furnishings. The allocation of retail sales by product line follows that of the wholesale segment (see table of wholesale net sales allocated by product line in the Wholesale Segment Overview below).

We evaluate performance of the respective segments based upon revenues and operating income. Inter-segment transactions result, primarily, from the wholesale sale of inventory to the retail segment, including the related profit margin.

Wholesale Segment Overview:

Wholesale net sales for each of the last three fiscal years are summarized below (in millions):

	Fiscal Year Ended June 30,
	2014	2013	2012
Wholesale net sales	$453.6	$434.4	$456.9

Wholesale net sales for each of the last three fiscal years, allocated by product line, were as follows:

	Fiscal Year Ended June 30,
	2014	2013	2012
Case Goods	36%	37%	38%
Upholstered Products	48%	48%	44%
Home Accents and Other	16%	15%	18%
	100%	100%	100%

The wholesale segment, principally involved in the development of the Ethan Allen brand, encompasses all aspects of design, manufacture, sourcing, sale, and distribution of our broad range of home furnishings and accents. Wholesale revenue is generated upon the wholesale sale and shipment of our products to our network of independently operated design centers and Company operated design centers (see Company operated retail comments below) through its national distribution center and one other smaller fulfillment center.

During the past year, independent retailers opened 10 new design centers and closed six. We continue to promote the growth and expansion of our independent retailers through ongoing support in the areas of market analysis, site selection, and business development. As in the past, our independent retailers are required to enter into license agreements with us, which (i) authorize the use of certain Ethan Allen trademarks and (ii) require adherence to certain standards of operation, including a requirement to fulfill related warranty service agreements. We are not subject to any territorial or exclusive retailer agreements in North America. The wholesale segment also develops and implements related marketing and brand awareness programs.

Wholesale profitability includes (i) the wholesale gross margin, which represents the difference between the wholesale net sales price and the cost associated with manufacturing and/or sourcing the related product, and (ii) other operating costs associated with wholesale segment activities.

Approximately 70% of the products sold by the Company are manufactured in its North American plants. During fiscal 2014, the Company’s manufacturing footprint increased by 20,000 square feet, further increasing throughput in our newest Company operated North American plant in Honduras. We operate four case good plants (two in Vermont including one sawmill, one in North Carolina, and one in Honduras), three upholstery plants (two in our North Carolina campus, and one in Mexico) and one home accessory plant in New Jersey. We also source selected case goods, upholstery, and home accessory items from third-party suppliers domestically and abroad.

As of June 30, 2014, our wholesale backlog was $44.9 million (as compared to $48.0 million as of June 30, 2013) which is anticipated to be serviced in the first quarter of fiscal 2015. This backlog fluctuates based on the timing of net orders booked, manufacturing schedules and efficiency, the timing of sourced product receipts, the timing and volume of wholesale shipments, and the timing of various promotional events. Because orders may be rescheduled and/or canceled and the sourcing timing may change, the measure of backlog at a point in time may not necessarily be indicative of future sales performance.

For the twelve months ended June 30, 2014, net orders booked at the wholesale level, which includes orders generated by independently operated and Company operated design centers, totaled $452.6 million as compared to $434.1 million for the twelve months ended June 30, 2013. In any given period, net orders booked may be impacted by the timing of floor sample orders received in connection with new product introductions. New product offerings may be made available to the retail network at any time during the year, including in connection with our periodic retailer conferences.

Retail Segment Overview:

Retail net sales for each of the last three fiscal years are summarized below (in millions):

	Fiscal Year Ended June 30,
	2014	2013	2012
Retail net sales	$580.7	$578.3	$559.4

The retail segment sells home furnishings and accents to consumers through a network of Company operated design centers. The Company also offers access to its products to qualified independent interior designers through our interior design affiliate (“IDA”) program. Retail revenue is generated upon the retail sale and delivery of our products to our retail customers through our network of service centers. Retail profitability reflects (i) the retail gross margin, which represents the difference between the retail net sales price and the cost of goods, purchased primarily from the wholesale segment, and (ii) other operating costs associated with retail segment activities.

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

We pursue further expansion of the Company operated retail business by adding interior design professionals and expanding the IDA program, opening new design centers, relocating existing design centers and, when appropriate, acquiring design centers from independent retailers. During fiscal 2014, we opened nine new design centers, six of which were relocations. We now have several multi-lingual websites operating on the Company’s cloud based platform, as we continue to expand our design centers in non-English speaking international markets. The geographic distribution of retail design center locations is included under Item 2 of Part I of this Annual Report.

Products

Our strategy has been to position Ethan Allen as a preferred brand with superior style, quality and value while, at the same time, providing consumers with a comprehensive, one-stop shopping solution for their home furnishing and design needs. In carrying out our strategy, we continue to expand our reach to a broader consumer base through a diverse selection of attractively priced products, designed to complement one another, reflecting current fashion trends in home decorating. During fiscal 2014, the Company continued to strengthen its product offerings by introducing new products to retail consumers in case goods, upholstery, and home accents. In June 2014, the Company introduced to the retail network a very large collection of new products and existing products in new finishes under the umbrella of “Classics” to be introduced in fiscal 2015. Regular product introductions, a broad range of styles and custom options within our upholstery and case good lines and expanded product offerings to accommodate today’s home decorating trends, continue to define Ethan Allen, positioning us as a leader in home fashion.

The interior of our design centers are organized to facilitate display of our product offerings, both in room settings that project the category lifestyle and by product grouping to facilitate comparisons of the styles and tastes of our clients. To further enhance the experience, technology is used to expand the range of products viewed by including content from our website and advanced large touch-screen flat panel displays.

We continuously monitor changes in home fashion trends through attendance at international industry events and fashion shows, internal market research, and regular communication with our retailers and design center design consultants who provide valuable input on consumer tendencies. We believe that the observations and input gathered enable us to incorporate appropriate style details into our products to react quickly to changing consumer tastes.

Product Development and Sourcing Activities

Using a combination of on staff and outsourced product designers, we design the majority of the products we sell; all of which are branded Ethan Allen. This important facet of our vertically integrated business enables us to control the design specifications and establish consistent levels of quality across our product offerings. We manufacture and / or assemble approximately 70% of the products we sell in our own North American plants making us one of the largest manufacturers of home furnishings in the United States. To capitalize on this vertical integration, during fiscal 2014 the Company undertook a significant redesign of products to take advantage of the Company’s custom manufacturing capabilities in its North American plants, which will be introduced in fiscal 2015. These introductions follow a significant change in products which began in fiscal 2012. Our main manufacturing facilities are located in the Northeast and Southeast regions of the United States supported by an upholstery plant in Mexico and a case goods plant in Honduras. Our plants are located near sources of raw materials and skilled craftspeople. We source approximately 30% of the products we sell from third-party suppliers, most of which are located outside the United States, primarily in Asia. We carefully select our sourcing partners and require them to provide products according to our specifications and quality standards. We believe that strategic investments in our manufacturing facilities balanced with outsourcing from foreign and domestic suppliers will accommodate significant future sales growth and allow us to maintain an appropriate degree of control over cost, quality and service to our customers.

We take pride in our “green” initiatives including but not limited to the use of responsibly harvested Appalachian woods and expanded use of water based finishes, organic cotton textiles and recycled materials in our products. In November 2013, after previously implementing the Enhancing Furniture’s Environmental Culture (EFEC) environmental management system sponsored by the American Home Furnishing Alliance (AHFA) at all of its domestic manufacturing facilities, our manufacturing division was awarded Sustainable by Design (SBD) registration which is the highest level of achievement under the EFEC program. The Company has also expanded its EFEC registration to all of its corporate distribution and home delivery service centers. SBD provides a framework for home furnishings companies to create and maintain a corporate culture of conservation and environmental stewardship by integrating socio-economic policies and sustainable business practices into their manufacturing operations and sourcing strategies.

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

Fabrics and other raw materials are purchased both domestically and outside the United States. We have no significant long-term supply contracts, and have sufficient alternate sources of supply to prevent disruption in supplying our operations. We maintain a number of sources for our raw materials, which we believe contribute to our ability to obtain competitive pricing. Lumber prices and availability fluctuate over time based on factors such as weather and demand. The cost of some of our raw materials such as foam and shipping costs are dependent on petroleum cost. Higher material prices, cost of petroleum, and costs of sourced products could have an adverse effect on margins.

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

Distribution and Logistics

We distribute our products through two distribution centers, owned by the Company, strategically located in Virginia and Oklahoma. These distribution centers provide efficient cross-dock operations to receive and ship product from our manufacturing facilities and third-party suppliers to our network of Company and independently operated retail service centers. Retail service centers prepare products for delivery into clients’ homes. At June 30, 2014, the Company operated retail design centers were supported by 13 Company operated retail service centers plus 10 service centers operated by third parties.

While we manufacture to custom order the majority of our products, we also stock selected case goods, upholstery and home accents to provide for quick delivery of in-stock items and to allow for more efficient production runs. Wholesale shipments utilize our own fleet of trucks and trailers or are subcontracted with independent carriers. Approximately 88% of our fleet (trucks and trailers) is owned, with the remainder under capital lease agreements with remaining terms ranging from three to four years.

Our practice has been to sell our products at the same delivered cost to all Company and independently operated design centers in North America, regardless of their shipping point. This policy creates pricing credibility with our wholesale customers while providing our retail network the opportunity to achieve more consistent margins by removing fluctuations attributable to the cost of shipping. Further, this policy eliminates the need for our independent retailers to carry significant amounts of inventory in their own warehouses. As a result, we obtain more accurate consumer product demand information.

Marketing Programs

Our marketing and advertising strategies are developed to drive traffic into our network of design centers and to ethanallen.com. We believe these strategies give Ethan Allen a strong competitive advantage in the home furnishings industry. We create and coordinate print, digital and television campaigns nationally, as well as assist in international and local marketing and promotional efforts. The Company’s network of approximately 300 retail design centers, along with the independent members of the Interior Design Affiliate program, benefit from these marketing efforts, and we believe these efforts position us to consistently fulfill our brand promise.

Our team of advertising specialists create consistent, clear messages that Ethan Allen is a leader in fashion and service, with everything for the well designed home. We use several forms of media to communicate our message, including television (national and local), direct mail, newspapers, shelter magazines, social media, and digital advertising. These messages are also conveyed on our website at ethanallen.com. A strong email marketing program delivers promotional messages, inspiration, design ideas and product brochures to a growing database of clients.

Our national television, social media, online and print advertising campaigns are designed to leverage our strong brand equity, finding creative and compelling ways to remind consumers of our tremendous range of products, services, special programs, and custom options. Coordinated local television and print advertising also serve to support our national programs.

The Ethan Allen direct mail magazine, which emphasizes the eclectic mix of our wide breadth of products and services, is a key marketing tool. We publish these magazines and sell them to Company and independently operated design centers that use demographic information collected through independent market research to target potential clients. Given the importance of this advertising medium, direct mail marketing lists are continually refined to target those consumers who are most likely to purchase, and improve the return on direct mail expenditures. Approximately 27 million copies of our direct mail magazine were distributed to consumers during fiscal 2014.

Ethanallen.com provides our clients and our associates with the tools they need to shop and design. The website features a series of helpful tabs with videos, feature stories, design and style solutions, and fresh new looks. Those looking to shop our site can do so by lifestyle, by product, or by room in an easy-to-navigate format. The site's “My Projects” tool lets visitors create idea boards and even gives them the option of consulting with a design professional from their local Ethan Allen design center. Visitors to ethanallen.com will also find all our latest news and promotional information. Nearly all of Ethan Allen’s products are available for purchase online.

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

Retail Design Center Network

Ethan Allen design centers are typically located in busy urban settings as freestanding destinations or as part of suburban strip malls, depending upon the real estate opportunities in a particular market. Our design centers average approximately 16,000 square feet in size and range from approximately 1,500 square feet to 35,000 square feet. Because of increases in efficiency which we believe are largely due to our repositioning efforts and improvements in technology, the design centers we’ve opened in the past three fiscal years average 10,400 square feet.

We maximize uniformity of presentation throughout the retail design center network through a comprehensive set of standards and display planning assistance. These standard interior design formats assist each design center in presenting a high quality image by using focused lifestyle settings and select product category groupings to display our products and information to facilitate design solutions and to educate consumers. We also create a uniform design center image with consistent exterior facades in addition to the interior layouts. The adherence to all of these standards has helped position Ethan Allen as a leader in home furnishings retailing.

We continue to strengthen the retail network with many initiatives, including the opening of new and relocating design centers in desirable locations, updating presentations and floor plans, strengthening of the professionalism of our designers through training and certification, and the consolidation of certain design centers and service centers.

People

At June 30, 2014, the Company had approximately 5,000 employees (“associates”), none of whom are represented by unions. We believe we maintain good relationships with our employees.

The retail network, which includes both Company and independently operated design centers, is staffed with a sales force of design consultants and service professionals who provide customers with effective home decorating solutions at no additional charge. Our interior design associates receive specialty training with respect to the distinctive design and quality features inherent in each of our products and programs. This enables them to more effectively communicate the elements of style and value that serve to differentiate us from our competition. As such, we believe our design consultants, and the complimentary service they provide, create a distinct competitive advantage over other home furnishing retailers. We continue to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of retail design center associates. The Company’s interior design affiliate program adds further strength and breadth to our interior design reach. We believe that this program augments the Company and independent retailer design staffs to reach more clients and improve market penetration.

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

Gift Card

This program allows customers to purchase and redeem gift cards through our website or at any participating retail design center, which can be used for any of our products or services.

Ethan Allen Consumer Credit Programs

The Ethan Allen Platinum program offers consumers (clients) a menu of custom financing options. Financing offered is administered by a third-party financial institution and is granted to our customers on a non-recourse basis to the Company. Clients may apply for an Ethan Allen Platinum card at any participating design center or on-line at ethanallen.com.

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

The internet also provides a highly competitive medium for the sale of a significant amount of home furnishings each year, and we believe it’s becoming increasingly important. Although much of that product is sold through commodity oriented, low priced and low service retailers, we believe consumers are spending more time window shopping on the internet and are thus better informed when they do visit our brick and mortar facilities. At Ethan Allen, the ultimate goal of our internet strategy is to drive traffic into our network of design centers by combining technology with excellent personal service. At ethanallen.com, customers have the opportunity to buy our products online but we take the process further. With so much of our product offering being custom, we encourage our website customers to get online help from our network of interior design professionals. This complimentary interior design support creates a competitive advantage through our excellent personal service. This enhances the experience and regularly leads to internet customers becoming clients of our network of interior design centers.

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

We believe the home furnishings industry competes primarily on the basis of product styling and quality, personal service, prompt delivery, product availability and price. We further believe that we effectively compete on the basis of each of these factors and that, more specifically, our product presentations, website, and complimentary design service create a distinct competitive advantage, further supporting our mission of providing consumers with a complete home decorating and design solution. We also believe that we differentiate ourselves further with the quality of our design service through our intensive training. Our objective is to continue to develop and strengthen our retail network by (i) expanding the Company operated retail business through the repositioning of and opening of new design centers, and (ii) obtaining and retaining independent retailers, encouraging such retailers to expand their business through the opening or relocation of new design centers with the objective of increasing the volume of their sales and (iii) further expanding our sales network through our IDA program and recently introduced realtor referral program.

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

Our business and results of operations are affected by international, national and regional economic conditions. The United States and many other international economies experienced a major recession, which reduced the available market size for our industry from historic peak levels. While we have recalibrated the footprint of our vertically integrated enterprise to be profitable with lower revenues than achieved at our historic peak, an economic downturn of significance or extended duration could adversely affect consumer demand and discretionary spending habits and, as a result, our business performance, profitability, and cash flows.

Access to consumer credit could be interrupted and reduce sales and profitability.

Our ability to continue to access consumer credit for our clients could be negatively affected by conditions outside our control. If capital market conditions were to worsen meaningfully, there is a risk that our business partner that issues our private label credit card program may not be able to fulfill its obligations under that agreement. In addition, further tightening of credit markets may restrict our customers’ ability and willingness to make purchases.

We may be unable to obtain sufficient external funding to finance our operations and growth.

Historically, we have relied upon our cash from operations to fund our operations and growth. As we operate and expand our business, we may rely on external funding sources, including the proceeds from the issuance of debt or the $50 million revolving bank line of credit under our existing credit facility. Any unexpected reduction in cash flow from operations could increase our external funding requirements to levels above those currently available. The credit rating agencies Moody’s Corporation and Standard and Poor’s most recent rating of our corporate and senior unsecured credit is Ba2 and BB- respectively. If our credit ratings were lowered, the Company’s access to debt could be negatively impacted. There can be no assurance that we will not experience unexpected cash flow shortfalls in the future or that any increase in external funding required by such shortfalls will be available on acceptable terms or at all.

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

We have a limited number of manufacturing sites in our case good and upholstery operations, consolidated our distribution network into fewer centers for both wholesale and retail segments, and operate a single home accents plant. Our upholstery operations consist of two upholstery plants on our Maiden, North Carolina campus and one plant in Mexico. The Company operates three manufacturing plants (North Carolina, Vermont, and Honduras) and one sawmill in support of our case goods operations. Our plants require various raw materials and commodities such as logs and lumber for our case good plants and foam, springs and engineered hardwood board for our upholstery plants. As a result of the consolidation of our manufacturing operations into fewer facilities, if any of our manufacturing or logistics sites experience significant business interruption, our ability to manufacture products or deliver timely would likely be impacted. While we have long-standing relationships with multiple outside suppliers of our raw materials and commodities, there can be no assurance of their ability to fulfill our supply needs on a timely basis. The consolidation to fewer locations has resulted in longer distances for delivery and could result in higher costs to transport products if fuel costs increase significantly.

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

The market for qualified employees and personnel in the retail and manufacturing industries is highly competitive. Our success depends upon our ability to attract, retain and motivate qualified craftsmen, professional and clerical associates and upon the continued contributions of these individuals. We cannot provide assurance that we will be successful in attracting and retaining qualified personnel. A shortage of qualified personnel may require us to enhance our wage and benefits package in order to compete effectively in the hiring and retention of qualified employees. Our labor and benefit costs may continue to increase and such increases may not be recovered. This could have a material adverse effect on our business, operating results and financial condition.

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

Sales of furniture and other home furnishing products fluctuate from quarter to quarter due to such factors as changes in global and regional economic conditions, changes in competitive conditions, changes in production schedules in response to seasonal changes in energy costs and weather conditions, changes in consumer order patterns, and the timing of various promotional events. From time to time, we have experienced, and may continue to experience, volatility with respect to demand for our home furnishing products. Accordingly, results of operations for any quarter are not necessarily indicative of the results of operations for a full year.

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

The SEC has adopted rules regarding disclosure of the use of conflict minerals (commonly referred to as tantalum, tin, tungsten, and gold), which are mined from the Democratic Republic of the Congo and surrounding countries. This requirement could affect the sourcing of materials used in some of our products as well as the companies we use to manufacture our products. If our products are found to contain conflict minerals sourced from the Democratic Republic of the Congo or surrounding countries, the Company would take actions such as changing materials or designs to reduce the possibility that the purchase of conflict minerals may fund armed groups in the region. These actions could add engineering and other costs to the manufacture of our products.

We expect to incur costs to continue to upgrade our process to discover the origin of the tantalum, tin, tungsten, and gold used in our products, and to audit our conflict minerals disclosures. Our reputation and consequently our financial condition may also suffer if we have included conflict minerals originating in the Democratic Republic of the Congo or surrounding countries in our products, and those conflict minerals funded armed groups in the region.

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

We operate eight manufacturing facilities located in the U.S., Mexico and Honduras. All of these facilities are owned by the Company and include four case good plants (including one sawmill) totaling 1,731,000 square feet, three upholstery furniture plants totaling 820,000 square feet, and one home accessory plant of 295,000 square feet. Our wholesale division also owns and operates one national distribution center supported by one owned small parcel and fulfillment center which are a combined 883,000 square feet. Two of our case goods manufacturing facilities are located in Vermont, one is in North Carolina and one is in Choloma, Honduras. We have two upholstery manufacturing facilities at our Maiden, North Carolina campus, and one in Guanajuato, Mexico. Our distribution facility is located in Virginia.

We own four and lease nine retail service centers, totaling 880,000 square feet. Our retail service centers are located throughout the United States and Canada and serve to support our various retail sales districts.

The geographic distribution of our retail design center network as of June 30, 2014 is as follows:

	Retail Design Center Category
	Company	Independently
	Operated	Operated
United States	135	61
Canada	6	4
Asia	-	81
Europe	2	1
Middle East	-	5
Total	143	152

Of the 143 Company operated retail design centers, 70 of the properties are owned and 73 of the properties are leased from independent third parties. Of the 70 owned design centers, 17 are subject to land leases. We own eight additional retail properties, two of which are leased to independent Ethan Allen retailers, and four of which are leased to unaffiliated third parties. See Note 7 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

We believe that all of our properties are well maintained and in good condition. We estimate that our manufacturing plants are currently operating at approximately 74% of capacity based on their current shifts and staffing. We believe we have additional capacity at selected facilities, which we could utilize with minimal additional capital expenditures.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under ticker symbol "ETH". The following table sets forth, for each quarterly period during the past two fiscal years, (i) the intraday high and low sales prices of our common stock as reported on the NYSE and (ii) the dividends per share paid by us:

	Market Price		Dividends
	High	Low	Per Share
Fiscal 2014
First Quarter	$31.25	$25.30	$0.10
Second Quarter	31.09	23.88	0.10
Third Quarter	31.52	24.03	0.10
Fourth Quarter	27.63	22.83	0.10

Fiscal 2013
First Quarter	$25.30	$19.54	$0.09
Second Quarter	30.29	21.48	0.50
Third Quarter	33.18	26.26	0.09
Fourth Quarter	33.36	26.76	0.09

Mr. Kathwari, Chief Executive Officer and President, has certified to the NYSE, pursuant to Section 303A.12 of the NYSE’s Listing Company Manual, that he is unaware of any violation by the Company of the NYSE’s corporate governance listing standards.

As of August 8, 2014, there were 258 shareholders of record of our common stock. Management estimates there are approximately 9,000 beneficial shareholders of the Company’s common stock. We expect to continue to declare quarterly dividends for the foreseeable future, business conditions permitting.

Equity Compensation Plan Information

The Equity Compensation Plan Information required by this Item will appear in the Ethan Allen Interiors Inc. proxy statement for the Annual Meeting of Shareholders scheduled to be held on November 18, 2014 and is incorporated herein by reference in the introductory paragraph of Part III of this Annual Report.

Issuer Purchases of Equity Securities

On November 21, 2002, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 2,000,000 shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. Subsequent to that date, the Board of Directors increased the remaining authorization on seven separate occasions, the last of which was on November 13, 2007. There were no share repurchases during the quarter ended June 30, 2014. As of June 30, 2014 we had a remaining Board authorization to repurchase 1,101,490 shares.

Comparative Company Performance

The following line graph compares the cumulative total stockholder return for the Company with the S&P 500 Index, the S&P Retailing index, and a peer group index, assuming $100 was invested on June 30, 2009. The Company believes the broad and published industry index is more meaningful than the peer group index. Consequently, the peer group index will not be included after fiscal 2014. The peer group includes Bassett Furniture Industries, Inc., Flexsteel Industries, Inc., Haverty Furniture Companies, Inc., La-Z-boy Inc., Leggett & Platt, Inc., and Pier 1 Imports Inc. Removed from the peer group for all periods were Furniture Brands International, Inc. and Chromcraft Revington due to their delisting from the NYSE. The returns of each company have been weighted according to each company’s market capitalization.

Item 6. Selected Financial Data

The following table presents selected financial data for the fiscal years ended June 30, 2014, 2013, 2012, 2011 and 2010 which has been derived from our consolidated financial statements (dollar amounts in thousands except per share data). The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this Annual Report and our Consolidated Financial Statements (including the notes thereto) included under Item 8 of this Annual Report.

	Fiscal Year Ended June 30,
	2014	2013	2012	2011	2010
Consolidated Operations Data
Net Sales	$746,659	$729,083	$729,373	$678,960	$590,054
Cost of Sales	340,163	330,734	339,085	329,500	309,777
Selling, general and administrative expenses	336,860	337,912	340,591	317,527	289,575
Restructuring and impairment charges, net	-	-	-	-	2,437
Operating income (loss)	69,636	60,437	49,697	31,933	(11,735)
Interest and other expense, net	7,234	10,263	8,458	5,562	7,052
Income (loss) before income tax expense	62,402	50,174	41,239	26,371	(18,787)
Income tax expense (benefit)	19,471	17,696	(8,455)	(2,879)	25,529
Net income (loss)	$42,931	$32,478	$49,694	$29,250	$(44,316)

Per Share Data
Net income (loss) per basic share	$1.48	$1.13	$1.72	$1.02	$(1.53)
Basic weighted average shares outstanding	28,918	28,864	28,824	28,758	28,982
Net income (loss) per diluted share	$1.47	$1.11	$1.71	$1.01	$(1.53)
Diluted weighted average shares outstanding	29,276	29,239	29,109	28,966	28,982
Cash dividends per share	$0.40	$0.77	$0.30	$0.22	$0.20

Other Information
Depreciation and amortization	$17,930	$18,008	$18,581	$20,816	$29,398
Capital expenditures and acquisitions	$19,305	$19,775	$23,404	$12,051	$9,972
Working capital	$169,582	$127,631	$131,715	$113,912	$113,950
Current ratio	2.25 to 1	1.96 to 1	1.87 to 1	1.74 to 1	1.78 to 1
Effective tax rate	31.2%	35.3%	-20.5%	-10.9%	-135.9%

Balance Sheet Data (at end of period)
Total assets	$654,434	$617,285	$644,788	$628,325	$631,777
Total debt, including capital lease obligations	130,912	131,289	154,500	165,032	203,267
Shareholders' equity	$367,467	$334,357	$321,868	$281,687	$258,459
Debt as a percentage of equity	35.6%	39.3%	48.0%	58.6%	78.6%
Debt as a percentage of capital	26.3%	28.2%	32.4%	36.9%	44.0%

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

In the fourth quarter of fiscal years 2014 and 2013, the Company performed qualitative assessments of the fair value of the wholesale reporting unit and concluded that the fair value of its goodwill exceeded its carrying value. In fiscal year 2011 the Company performed a quantitative assessment and determined the fair value of its wholesale reporting unit exceeded its carrying value by a substantial margin. The fair value of the trade name exceeded its carrying value by a substantial margin in fiscal years 2014, 2013 and 2012. To calculate fair value of these assets, management relies on estimates and assumptions which by their nature have varying degrees of uncertainty. Wherever possible, management therefore looks for third party transactions to provide the best possible support for the assumptions incorporated. Management considers several factors to be significant when estimating fair value including expected financial outlook of the business, changes in the Company’s stock price, the impact of changing market conditions on financial performance and expected future cash flows, and other factors. Deterioration in any of these factors may result in a lower fair value assessment, which could lead to impairment of the long-lived assets and goodwill of the Company.

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

The Company evaluates, on a quarterly basis, uncertain tax positions taken or expected to be taken on tax returns for recognition, measurement, presentation, and disclosure in its financial statements. If an income tax position exceeds a 50% probability of success upon tax audit, based solely on the technical merits of the position, the Company recognizes an income tax benefit in its financial statements. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The liability associated with an unrecognized tax benefit is classified as a long-term liability except for the amount for which a cash payment is expected to be made or tax positions settled within one year. We recognize interest and penalties related to income tax matters as a component of income tax expense.

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

Basis of Presentation

As of June 30, 2014, Ethan Allen Interiors Inc. has no material assets other than its ownership of the capital stock of Ethan Allen Global, Inc. and conducts all significant transactions through Ethan Allen Global, Inc.; therefore, substantially all of the financial information presented herein is that of Ethan Allen Global, Inc.

Results of Operations

For the year ended June 30, 2014, our net sales of $746.7 million increased 2.4% compared to fiscal 2013, operating income increased 15.2% over the prior fiscal year, and earnings of $1.47 per diluted share was 32.4% above the year ended June 30, 2013. Net cash provided by operating activities was $59.9 million, a 2.3% decrease over the prior fiscal year of $61.3 million. Our retail division’s operating income was up $2.5 million or 31.2% from the prior fiscal year, while the wholesale division operating income grew $7.0 million or 13.7%. Our liquidity continues to be strong, enabling us to pay $11.3 million in dividends during the fiscal year, and increase our inventories by $9.0 million from June 30 2013, while increasing our total cash and securities balance at June 30, 2014 by $32.3 million over the prior fiscal year end to $135.8 million.

Net sales for both our wholesale and retail business segments improved over the prior fiscal year, closing the year with a strong fourth quarter for both segments, following a third quarter that was somewhat hampered by severe winter weather in many parts of the country. Our full year retail segment sales in fiscal 2014 compared to fiscal 2013 grew 0.4%, with a fourth quarter sales increase of 7.1% compared to the fourth quarter of fiscal 2013. Wholesale net sales for the fiscal 2014 year increased 4.4% compared to fiscal 2013, and fourth quarter fiscal 2014 sales increased 8.8% over the fourth quarter of fiscal 2013. Total orders booked by our retail segment increased 1.0% for fiscal 2014 compared to fiscal 2013, while comparable design center orders increased 3.0%. Total orders booked by our retail segment in the fourth quarter were impacted by our decision to close our year-end sale on July 7, 2014 instead of June 30. This change took advantage of the timing of the July 4 holiday period and the July 8 scheduled price increase, though it resulted in some sales and orders which would ordinarily occur in June falling into the next fiscal year.

We continue to make investments to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of the retail network design center personnel. We believe that over time, we will continue to benefit from (i) continuous repositioning and opening of new design centers in our retail network, (ii) frequent new product introductions, (iii) new and innovative marketing promotions and effective use of targeted advertising media, and (iv) continued use of the latest technology coupled with personal service from our interior design professionals. We believe our network of professionally trained interior design professionals differentiates us significantly from others in our industry.

Our manufacturing and logistics operations also gained efficiency by adding capacity in Honduras and adding new technology to our operations. We estimate our manufacturing facilities are currently operating at approximately 74% of capacity based on their current shifts and staffing. We believe we have sufficient scalable capacity that can support strong sales growth while maintaining control over cost, quality and service to our customers.

Business Results:

Our revenues are comprised of (i) wholesale sales to independently operated and Company operated retail design centers and (ii) retail sales of Company operated design centers. See Note 15 to our Consolidated Financial Statements for the year ended June 30, 2014 included under Item 8 of this Annual Report.

The components of consolidated revenues and operating income (loss) are as follows (in millions):

	Fiscal Year Ended June 30,
	2014	2013	2012
Revenue:
Wholesale segment	$453.6	$434.4	$456.9
Retail segment	580.7	578.3	559.4
Elimination of inter-segment sales	(287.6)	(283.6)	(286.9)
Consolidated revenue	$746.7	$729.1	$729.4

Operating income (loss):
Wholesale segment	$57.8	$50.8	$64.4
Retail segment	10.5	8.0	(11.5)
Adjustment for inter-company profit (1)	1.3	1.6	(3.2)
Consolidated operating income	$69.6	$60.4	$49.7

(1)	Represents the change in wholesale profit contained in Ethan Allen operated design center inventory existing at the end of the period.

Fiscal 2014 Compared to Fiscal 2013

Consolidated revenue for the fiscal year ended June 30, 2014 was $746.7 million compared to $729.1 million in fiscal 2013. There was year-over-year sales growth in both the wholesale and retail segments. The increase in the wholesale segment was partly due to higher international shipments in the current year and increased shipments to the retail segment.

Wholesale revenue for fiscal 2014 increased by $19.2 million, or 4.4%, to $453.6 million from $434.4 million in the prior fiscal year. The year-over-year increase was attributable to increased sales to both our Company operated design centers and independent retailers worldwide. Orders similarly increased 4.3% during the same period. The number of total design centers globally as of June 30, 2014 was 295, which was unchanged from June 30, 2013. The independently operated retail network increased by four net design centers to 152 at June 30, 2014 including a net increase of 2 locations to 70 in China. The count of Ethan Allen operated design centers was 143 at June 30, 2014 and 147 at June 30, 2013, and we opened nine design centers (six of which were relocations), and closed seven design centers. Our international net sales to independent retailers were 6.5% of our consolidated net sales for the year ended June 30, 2014 compared with 5.1% the previous year.

Retail revenue from Ethan Allen operated design centers for the twelve months ended June 30, 2014 increased by $2.5 million, or 0.4%, to $580.7 million from $578.3 million for the twelve months ended June 30, 2013. Year-over-year, written orders for the Company operated design centers increased 1.0% and comparable design centers written business increased 3.0%.

Gross profit for fiscal 2014 increased to $406.5 million from $398.3 million in fiscal 2013. The $8.1 million increase in gross profit was primarily attributable to the increase in wholesale net sales of 4.4% or $19.2 million. Our consolidated gross margin decreased to 54.4% for fiscal 2014 from 54.6% in fiscal 2013 as a result, primarily, of the lower mix of retail net sales to consolidated net sales in the current year (77.8%) compared to the prior fiscal year (79.3%).

Operating expenses decreased $1.1 million or 0.3% to $336.9 million or 45.1% of net sales in fiscal 2014 from $337.9 million or 46.3% of net sales in fiscal 2013. The decrease in current year expenses is primarily due to operating efficiencies, partly offset by higher variable costs on increased sales.

Operating income for the year ended June 30, 2014 totaled $69.6 million, or 9.3% of net sales, compared to $60.4 million, or 8.3% of net sales, in the prior year. Wholesale operating income for fiscal 2014 totaled $57.8 million, or 12.7% of net sales, as compared to $50.8 million, or 11.7% of net sales, in the prior year. Retail operating income was $10.5 million, or 1.8% of sales, for fiscal 2014, compared to $8.0 million, or 1.4% of sales, for fiscal 2013, an improvement of $2.5 million. The improvement in consolidated operating income was primarily attributable to an increase in sales volume for both the retail and wholesale segments and the improved gross profit in the wholesale segment leveraged against tightly controlled operating expenses.

Interest and other income, net was $0.3 million in fiscal 2014 compared to an expense of $1.5 million in fiscal 2013. The $1.8 million increase was primarily due to the loss incurred on the repurchase of $24 million of the Senior Notes during the fourth quarter of the prior fiscal year.

Interest and other related financing costs decreased $1.3 million to $7.5 million from $8.8 million in the prior year. The decrease is primarily due to less interest expense throughout fiscal 2014, from lower debt due to the Senior Note repurchases during fiscal 2013.

Income tax was an expense of $19.5 million for fiscal 2014 as compared to an expense of $17.7 million for fiscal 2013. Our effective tax rate for fiscal 2014 was 31.2% compared to 35.3% in fiscal 2013. The current fiscal year effective tax rate includes tax expense on income, the benefit from the reversal of valuation allowances against certain deferred tax assets in the retail segment, and the recognition of certain previously unrecognized tax benefits, partly offset by recording additional uncertain tax positions and interest expense on uncertain tax positions. The prior period effective tax rate includes tax expense on income, interest expense on uncertain tax positions, and the recording of additional uncertain tax positions partially offset by the recognition of previously unrecognized tax benefits and the impact of maintaining certain valuation allowances.

Net income for fiscal 2014 was $42.9 million as compared to $32.5 million in fiscal 2013. Net income per diluted share totaled $1.47 in the current year compared to $1.11 per diluted share in the prior year.

Fiscal 2013 Compared to Fiscal 2012

Consolidated revenue for the fiscal year ended June 30, 2013 was $729.1 million compared to $729.4 million in fiscal 2012. There was year-over-year growth in the retail segment in both net sales and written orders, which were offset by declines in our wholesale segment. The decreases in the wholesale segment were partly due to lower international shipments and higher display product sales in fiscal 2012.

Wholesale revenue for fiscal 2013 decreased by $22.5 million, or 4.9%, to $434.4 million from $456.9 million in fiscal 2012. The year-over-year decrease was primarily attributable to a reduction in the incoming order rate for the second and third quarters of fiscal 2013. Orders in the fourth quarter of fiscal 2013 increased over the same previous year period. We believe this decrease in year-over-year sales and orders is due primarily to (i) lower shipments of prototype products, (ii) lower international shipments, and (iii) a slight decrease in the number of total design centers globally, in fiscal 2013. The number of total design centers globally decreased to 295 at June 30, 2013 from 298 at June 30, 2012. The independently operated retail network decreased by three net design centers to 148 at June 30, 2013 including a net decrease of 2 locations to 68 in China. While the count of Ethan Allen operated design centers was 147 at both June 30 of 2013 and 2012, we opened seven design centers (three of which were relocations), acquired two from independent retailers, closed four design centers, and sold two to an independent retailer.

Retail revenue from the Company operated design centers for the twelve months ended June 30, 2013 increased by $18.9 million, or 3.4%, to $578.3 million from $559.4 million for the twelve months ended June 30, 2012. We believe the increase in retail sales by Ethan Allen operated design centers is due to (i) our new product introductions, promotional marketing campaigns, and the design solutions approach of our interior design professionals, (ii) continued use of both our national television and direct mail media campaigns, (iii) our digital communications to prospective clients, and (iv) the positive effects of continuously repositioning our retail network. These factors were partly offset by a decrease in clearance sale revenue by our US retail division. We ended both fiscal years 2013 and 2012 with 147 Ethan Allen operated design centers. Year-over-year, written business of Ethan Allen operated design centers increased 1.1% and comparable design centers written business increased 1.0%.

Gross profit for fiscal 2013 increased to $398.3 million from $390.3 million in fiscal 2012. The $8.1 million increase in gross profit was primarily attributable to (i) the increase in retail net sales of 3.4% or $18.9 million (ii) a stronger sell through of retail inventory, releasing profit contained in the retail segment inventory, and (iii) the higher mix of retail net sales to consolidated net sales in fiscal 2013 (79.3%) compared to fiscal 2012 (76.7%). These positive factors were partly offset by a decline in wholesale gross profit driven primarily by 4.9% or $22.5 million lower wholesale net sales. Our consolidated gross margin increased to 54.6% for fiscal 2013 from 53.5% in fiscal 2012 as a result, primarily, of the factors noted above.

Operating expenses decreased $2.7 million or 0.8% to $337.9 million or 46.3% of net sales in fiscal 2013 from $340.6 million or 46.7% of net sales in fiscal 2012. The decrease in fiscal 2013 expenses is primarily due to operating efficiencies in our retail segment and general cost controls partly offset by (i) losses on the sale of vacant real estate, (ii) certain costs associated with increasing capacities of our plants in Mexico and Honduras, and (iii) costs of international expansion into Montreal and Belgium during fiscal 2013.

Operating income for the year ended June 30, 2013 totaled $60.4 million, or 8.3% of net sales, compared to $49.7 million, or 6.8% of net sales, in fiscal 2012. Wholesale operating income for fiscal 2013 totaled $50.8 million, or 11.7% of net sales, as compared to $64.4 million, or 14.1% of net sales, in the previous year. Retail operating income was $8.0 million, or 1.4% of sales, for fiscal 2013, compared to a loss of $11.5 million, or a negative 2.1% of sales, for fiscal 2012, an improvement of $19.5 million. The improvement in consolidated operating income was primarily attributable (i) to an increase in sales volume and operating efficiencies achieved in our retail segment, (ii) through greater sell through of retail segment inventory compared to the previous year as shown in the table above, partly offset by reduced volume in our wholesale segment.

Interest and other income, net was an expense of $1.5 million in fiscal 2013 compared to income of $0.6 million in fiscal 2012. The $2.0 million decrease was primarily due to the loss incurred on the repurchase of $24 million of the Senior Notes during the fourth quarter of fiscal 2013.

Interest and other related financing costs decreased $0.2 million to $8.8 million from $9.0 million in the previous year. The decrease is primarily due to lower debt outstanding. Interest savings on the fiscal 2013 Senior Note repurchases is being realized beginning in fiscal 2014.

Income tax was an expense of $17.7 million for fiscal 2013 as compared to a benefit of $8.5 million for fiscal 2012. Our effective tax rate for fiscal 2013 was 35.3% compared to a negative 20.5% in fiscal 2012. The fiscal 2013 effective tax rate includes tax expense on income, interest expense on uncertain tax positions, and the recording of additional uncertain tax positions partially offset by the recognition of previously unrecognized tax benefits and the impact of maintaining certain valuation allowances. The fiscal 2012 effective tax rate includes the benefit from the reversal of certain valuation allowances on deferred tax assets established in fiscal 2010, and the recognition of certain previously unrecognized tax benefits, partly offset by tax expense on the prior year’s net income, recording additional uncertain tax positions and interest expense on uncertain tax positions.

Net income for fiscal 2013 was $32.5 million as compared to $49.7 million in fiscal 2012. Net income per diluted share totaled $1.11 in fiscal 2013 compared to $1.71 per diluted share in fiscal 2012.

Liquidity and Capital Resources

As of June 30, 2014, we held unrestricted cash and cash equivalents of $109.2 million, and marketable securities of $18.2 million. We also held $8.5 million in cash equivalents in restricted accounts in lieu of letters of credit to minimize interest expense. Our principal sources of liquidity include cash and cash equivalents, marketable securities, cash flow from operations, and borrowing capacity under our revolving credit facility, and other borrowings.

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

The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends); sell certain assets; and make investments. At June 30, 2014, we had no revolving loans and $0.6 million of standby and trade letters of credit outstanding under the Facility. Remaining availability under the facility totaled $49.4 million subject to limitations set forth in the agreement and as a result, the coverage charge ratio, and other restricted payment limitations did not apply.

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

As of June 30, 2014, we are in compliance with all covenants of the Facility and our Senior Notes.

A summary of net cash provided by (used in) operating, investing, and financing activities for each of the last three fiscal years is provided below (in millions):

	Fiscal Year Ended June 30,
	2014	2013	2012
Operating Activities
Net income plus depreciation and amortization	$60.9	$50.5	$68.3
Working capital items	(2.1)	2.4	(13.2)
Other operating activities	1.1	8.4	(17.4)
Total provided by operating activities	$59.9	$61.3	$37.7

Investing Activities
Capital expenditures & acquisitions	$(19.3)	$(19.8)	$(23.4)
Net sales (purchases) of marketable securities	(3.4)	(7.1)	3.6
Other investing activities	10.6	5.3	3.6
Total used in investing activities	$(12.1)	$(21.6)	$(16.2)

Financing Activities
Payments of long-term debt and capital lease obligations	$(0.5)	$(26.1)	$(12.2)
Purchases and retirements of company stock	-	-	(1.3)
Payment of cash dividends	(11.3)	(22.2)	(8.1)
Other financing activities	0.5	1.7	0.7
Total used in financing activities	$(11.3)	$(46.6)	$(20.9)

Operating Activities

In fiscal 2014, cash of $59.9 million was generated by operating activities, a decrease of $1.4 million over fiscal 2013. This decrease was driven by reductions in cash flow generated of $27.6 million from changes in inventory, and net other operating items of $5.2 million. These were partly offset by $10.4 million higher income plus depreciation and amortization, increases in cash flow generated in accounts payable and accrued expenses of $13.5 million, and $7.5 million in customer deposits.

Investing Activities

In fiscal 2014, $12.1 million of cash was used in investing activities, which is $9.5 million less cash used than in fiscal 2013. This was due primarily to $6.9 million of previously restricted cash being released and moved into the Company’s operating accounts, and a $3.7 million increase in proceeds from sale of marketable securities. We anticipate that cash from operations will be sufficient to fund future capital expenditures, business conditions permitting.

Financing Activities

In fiscal 2014, $11.3 million was used in financing activities, which is $35.3 million less cash than used in financing activities in fiscal 2013. This was driven primarily by a $24.0 million Senior Note repurchase during fiscal 2013, and $10.9 million less paid in dividends in fiscal 2014. The decrease in dividends were due to a special dividend of $0.41 per share in December 2012 partly offset by an increase in the regular quarterly dividend from $.09 per share to $.10 per share from July 2013 forward. We expect to continue to declare quarterly dividends for the foreseeable future, business conditions permitting.

As of June 30, 2014, our outstanding debt totaled $130.9 million, the current and long-term portions of which amounted to $0.5 million and $130.4 million, respectively. The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $0.5 million in fiscal 2015, $129.8 million in fiscal 2016, $0.5 million in fiscal 2017, and $0.2 million in fiscal 2018.

The following table summarizes, as of June 30, 2014, the timing of cash payments related to our outstanding contractual obligations (in thousands):

		Less			More
	Total	than 1 Year	1-3 Years	4-5 Years	than 5 Years
Long-term debt obligations:
Debt maturities	$130,912	$501	$130,252	$159	$-
Contractual interest	8,811	7,015	1,794	2	-
Operating lease obligations	195,145	30,744	51,209	40,816	72,376
Letters of credit	586	586	-	-	-
Purchase obligations (1)	-	-	-	-	-
Other long-term liabilities	228	2	26	45	155
Total contractual obligations	$335,682	$38,848	$183,281	$41,022	$72,531

(1) For purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. While we are not a party to any significant long-term supply contracts or purchase commitments, we do, in the normal course of business, regularly initiate purchase orders for the procurement of (i) selected finished goods sourced from third-party suppliers, (ii) lumber, fabric, leather and other raw materials used in production, and (iii) certain outsourced services. All purchase orders are based on current needs and are fulfilled by suppliers within short time periods. At June 30, 2014, our open purchase orders with respect to such goods and services totaled approximately $51 million.

Further discussion of our contractual obligations associated with outstanding debt and lease arrangements can be found in Notes 6 and 7, respectively, to the Consolidated Financial Statements included under Item 8 of this Annual Report.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of June 30, 2014, we had working capital of $169.6 million and a current ratio of 2.25 to 1. In addition to using available cash to fund changes in working capital, necessary capital expenditures, acquisition activity, the repayment of debt, and the payment of dividends, the Company has been authorized by our Board of Directors to repurchase our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such program in place at June 30, 2014 was for our consumer credit program.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”) which was last amended effective January 2014. Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. The term of the Program Agreement ends July 31, 2019, including a provision for automatic one year renewals unless either party gives notice of termination. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of the Program Agreement also contain a right for the financial services provider to demand from the Company collateral at a variable rate based on the volume of program sales if the Company does not meet certain financial covenants. If collateral had been required, it would have been between $5 million and $10 million depending on the variable rate. As of June 30, 2014 no collateral was required under the Program Agreement. At June 30, 2013, a $6 million restricted cash and investment collateral account was maintained to satisfy the collateral requirement.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to seven years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of June 30, 2014, the Company’s product warranty liability totaled $1.0 million.

Impact of Inflation

We believe inflation had an impact on our business the last three fiscal years but we have generally been able to create operational efficiencies, seek lower cost alternatives, or raise selling prices in order to offset increases in product and operating costs. It is possible in the future that we will not be successful in our efforts to offset the impacts from inflation.

Business Outlook

We expect the home furnishings industry to remain extremely competitive with respect to both the sourcing of products and the wholesale and retail sale of those products for the foreseeable future. Domestic manufacturers continue to face pricing pressures because of the lower manufacturing costs in some other countries, particularly within Asia. While we have also turned to overseas sourcing to remain competitive, we choose to differentiate ourselves by maintaining a substantial North American manufacturing base, where we can leverage our vertically integrated structure to our advantage. We continue to believe that a balanced approach to product sourcing, which includes our own North American manufacturing of certain product offerings coupled with the import of other selected products, provides the greatest degree of flexibility and is the most effective approach to ensuring that acceptable levels of quality, service and value are attained.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This amended guidance will enhance the comparability of revenue recognition practices and will be applied to all contracts with customers.  Expanded disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance.  This guidance will be effective for fiscal 2018 and may be applied retrospectively. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. At June 30, 2014, we had no floating-rate debt obligations outstanding. As of that same date, our fixed-rate debt obligations primarily consisted of the Senior Notes issued on September 27, 2005. The estimated fair value of the Senior Notes as of June 30, 2014 was $133.3 million as compared to a carrying value of $129.3 million.

Foreign currency exchange risk is primarily limited to our operation of six Ethan Allen operated retail design centers located in Canada, two in Belgium, and our plants in Mexico and Honduras, as substantially all purchases of imported parts and finished goods are denominated in United States dollars. As such, gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on our consolidated results of operations. A decrease in the value of foreign currencies (in particular Asian) relative to the United States dollar may affect the profitability of our vendors but as we employ a balanced sourcing strategy, we believe any impact would be moderate relative to peers in the industry.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data are listed in Item 15 of this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Ethan Allen Interiors Inc.:

We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and subsidiaries (the Company) as of June 30, 2014 and 2013, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2014. We also have audited the Company’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethan Allen Interiors Inc. and subsidiaries as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Ethan Allen Interiors Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

/s/ KPMG LLP

August 15, 2014

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2014 and 2013

(In thousands, except share data)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$109,176	$72,601
Marketable securities	18,153	15,529
Accounts receivable, less allowance for doubtful accounts of $1,442 at June 30, 2014 and $1,230 at June 30, 2013	12,426	12,277
Inventories	146,275	137,256
Prepaid expenses and other current assets	19,599	22,907
Total current assets	305,629	260,570

Property, plant and equipment, net	288,156	291,672
Goodwill and other intangible assets	45,128	45,128
Restricted cash and investments	8,507	15,433
Other assets	7,014	4,482
Total assets	$654,434	$617,285
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$501	$480
Customer deposits	59,684	59,098
Accounts payable	24,320	22,995
Accrued compensation and benefits	27,709	27,205
Accrued expenses and other current liabilities	23,833	23,161
Total current liabilities	136,047	132,939
Long-term debt	130,411	130,809
Other long-term liabilities	20,509	19,180
Total liabilities	286,967	282,928
Shareholders' equity:
Class A common stock, par value $0.01; 150,000,000 shares authorized; 48,577,620 shares issued at June 30, 2014 and 48,557,973 shares issued at June 30, 2013	486	486
Class B common stock, par value $0.01; 600,000 shares authorized; none issued	-	-
Preferred stock, par value $0.01; 1,055,000 shares authorized; none issued	-	-
Additional paid-in-capital	365,733	363,938

Less: Treasury stock (at cost), 19,650,385 shares at June 30, 2014 and 19,650,385 shares at June 30, 2013	(584,041)	(584,041)
Retained earnings	584,395	553,083
Accumulated other comprehensive income	642	684
Total Ethan Allen Interiors Inc. shareholders' equity	367,215	334,150
Noncontrolling interests	252	207
Total shareholders' equity	367,467	334,357
Total liabilities and shareholders' equity	$654,434	$617,285

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For Years Ended June 30, 2014, 2013, and 2012

(In thousands, except share data)

	2014	2013	2012
Net sales	$746,659	$729,083	$729,373
Cost of sales	340,163	330,734	339,085
Gross profit	406,496	398,349	390,288
Selling, general and administrative expenses	336,860	337,912	340,591
Operating income	69,636	60,437	49,697
Interest and other income (expense)	276	(1,485)	562
Interest and other related financing costs	7,510	8,778	9,020
Income before income taxes	62,402	50,174	41,239
Income tax expense (benefit)	19,471	17,696	(8,455)
Net income	$42,931	$32,478	$49,694

Per share data:
Net income per basic share	$1.48	$1.13	$1.72
Basic weighted average common shares	28,918	28,864	28,824
Net income per diluted share	$1.47	$1.11	$1.71
Diluted weighted average common shares	29,276	29,239	29,109
Dividends declared per common share	$0.40	$0.77	$0.30

Comprehensive income:
Net income	$42,931	$32,478	$49,694
Other comprehensive income
Curency translation adjustment	(77)	(506)	(1,154)
Other	105	56	(38)
Other comprehensive income (loss) net of tax	28	(450)	(1,192)
Comprehensive income	$42,959	$32,028	$48,502

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For Years Ended June 30, 2014, 2013, and 2012

(In thousands)

	2014	2013	2012
Operating activities:
Net income	$42,931	$32,478	$49,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,930	18,008	18,581
Compensation expense related to share-based payment awards	1,325	1,401	1,702
Provision (benefit) for deferred income taxes	(3,032)	2,767	(19,522)
Loss on disposal of property, plant and equipment	2,093	3,717	1,648
Other	415	1,824	(42)

Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(149)	1,922	(456)
Inventories	(9,019)	18,569	(12,531)
Prepaid and other current assets	4,269	1,070	(755)
Customer deposits	586	(6,951)	2,331
Accounts payable	1,300	(4,320)	357
Accrued expenses and other current liabilities	969	(7,839)	(2,125)
Other assets and liabilities	271	(1,345)	(1,181)
Net cash provided by operating activities	59,889	61,301	37,701

Investing activities:
Proceeds from the disposal of property, plant & equipment	3,381	3,283	1,873
Change in restricted cash and investments	6,926	(17)	975
Capital expenditures	(19,305)	(19,005)	(22,884)
Acquisitions	-	(770)	(520)
Purchases of marketable securities	(18,268)	(18,247)	(3,647)
Sales of marketable securities	14,883	11,165	7,230
Other investing activities	325	1,990	816
Net cash used in investing activities	(12,058)	(21,601)	(16,157)

Financing activities:
Payments on long-term debt and capital lease obligations	(480)	(26,104)	(12,204)
Purchases and retirements of company stock	-	-	(1,350)
Payment of cash dividends	(11,297)	(22,220)	(8,062)
Other financing activities	525	1,758	738
Net cash used in financing activities	(11,252)	(46,566)	(20,878)
Effect of exchange rate changes on cash	(4)	(254)	536
Net increase (decrease) in cash & cash equivalents	36,575	(7,120)	1,202
Cash & cash equivalents - beginning of year	72,601	79,721	78,519
Cash & cash equivalents - end of year	$109,176	$72,601	$79,721
Supplemental cash flow information:
Income taxes paid	$20,928	$19,046	$14,731
Interest paid	$7,085	$8,626	$8,693
Non-cash capital lease obligations incurred	$-	$927	$1,590

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

For Years Ended June 30, 2014, 2013, and 2012

(In thousands, except share data)

				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Treasury	Comprehensive	Retained	Controlling
	Stock	Capital	Stock	Income	Earnings	Interests	Total
Balance at June 30, 2011	$484	$359,728	$(582,691)	$2,258	$501,908	$-	$281,687
Stock issued on share-based awards	1	224	-	-	-	-	225
Compensation expense associated with share-based awards	-	1,702	-	-	-	-	1,702
Tax benefit associated with exercise of share based awards	-	(489)	-	-	-	-	(489)
Purchase/retirement of company stock	-	-	(1,350)	-	-	-	(1,350)
Dividends declared on common stock	-	-	-	-	(8,684)	-	(8,684)
Increase from business combination						275	275
Comprehensive income (loss)	-	-	-	(1,117)	49,694	(75)	48,502
Balance at June 30, 2012	485	361,165	(584,041)	1,141	542,918	200	321,868

Stock issued on share-based awards	1	1,398	-	-	-	-	1,399
Compensation expense associated with share-based awards	-	1,401	-	-	-	-	1,401
Tax benefit associated with exercise of share based awards	-	(26)	-	-	-	-	(26)
Dividends declared on common stock	-	-	-	-	(22,313)	-	(22,313)
Comprehensive income (loss)	-	-	-	(457)	32,478	7	32,028
Balance at June 30, 2013	486	363,938	(584,041)	684	553,083	207	334,357

Stock issued on share-based awards	-	357	-	-	-	-	357
Compensation expense associated with share-based awards	-	1,325	-	-	-	-	1,325
Tax benefit associated with exercise of share based awards	-	113	-	-	-	-	113
Dividends declared on common stock	-	-	-	-	(11,619)	-	(11,619)
Capital distribution	-	-	-	-	-	(25)	(25)
Comprehensive income (loss)	-	-	-	(42)	42,931	70	42,959
Balance at June 30, 2014	$486	$365,733	$(584,041)	$642	$584,395	$252	$367,467

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2014, 2013 and 2012

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

Our consolidated financial statements include the accounts of an entity in which we are a majority shareholder with the power to direct the activites that most significantly impact the entity’s performance. Noncontrolling interest amounts in the entity are immaterial and included in the Consolidated Statement of Comprehensive Income within interest and other income, net.

Nature of Operations

We are a leading manufacturer and retailer of quality home furnishings and accents, offering complimentary interior design service to our clients and sell a full range of furniture products and decorative accents. We sell our products through one of the country’s largest home furnishing retail networks with a total of 295 retail design centers, of which 143 are Company operated and 152 are independently operated. Nearly all of our Company operated retail design centers are located in the United States, with the remaining Company operated design centers located in Canada and Belgium. The majority of the independently operated design centers are in Asia, with the remaining independently operated design centers located throughout the United States, Canada, the Middle East and Europe. We have eight manufacturing facilities, one of which includes a separate sawmill operation, located throughout the United States, one in each of Mexico and Honduras.

Use of Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. Areas in which significant estimates have been made include, but are not limited to, revenue recognition, the allowance for doubtful accounts receivable, inventory obsolescence, tax valuation allowances, useful lives for property, plant and equipment and definite lived intangible assets, goodwill and indefinite lived intangible asset impairment analyses, the evaluation of uncertain tax positions and the fair value of assets acquired and liabilities assumed in business combinations.

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

Financial Instruments

Because of their short-term nature, the carrying value of our cash and cash equivalents, receivables and payables, short-term debt and customer deposit liabilities approximates fair value. Substantially all of our long-term debt consists of our Senior Notes, the estimated fair value of which is $133.3 million at June 30, 2014 and $133.9 million at June 30, 2013, as compared to a carrying value on those dates of $129.3 million and $129.2 million, respectively.

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

Shipping and Handling Costs

Our practice has been to sell our products at the same delivered cost to all retailers nationwide, regardless of shipping point. Costs incurred by the Company to deliver finished goods are expensed and recorded in selling, general and administrative expenses. Shipping and handling costs amounted to $67.1 million in fiscal year 2014, $62.3 million for fiscal 2013 and $62.0 million in fiscal 2012.

Advertising Costs

Advertising costs are expensed when first aired or distributed. Our total advertising costs were $29.4 million in fiscal year 2014 and $29.8 million in fiscal years 2013 and 2012. These amounts are presented net of proceeds received by us under our agreement with the third-party financial institution responsible for administering our consumer finance programs. Prepaid advertising costs at June 30, 2014 totaled $0.6 million compared to $1.6 million at June 30, 2013.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This amended guidance will enhance the comparability of revenue recognition practices and will be applied to all contracts with customers.  Expanded disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance.  This guidance will be effective for fiscal 2018 and may be applied retrospectively. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

(2)     Business Acquisitions

From time to time the Company acquires design centers from its independent retailers in arms length transactions. There were no material acquisitions completed during the three fiscal years ended June 30, 2014, 2013 and 2012 respectively.

(3)     Inventories

Inventories at June 30 are summarized as follows (in thousands):

	2014	2013

Finished goods	$116,377	$110,220
Work in process	8,355	6,961
Raw materials	24,347	22,787
Valuation allowance	(2,804)	(2,712)
	$146,275	$137,256

(4)     Property, Plant and Equipment

Property, plant and equipment at June 30 are summarized as follows (in thousands):

	2014	2013

Land and improvements	$88,296	$89,091
Building and improvements	389,022	388,628
Machinery and equipment	124,391	116,666
	601,709	594,385
Less: accumulated depreciation and amortization	(313,553)	(302,713)
	$288,156	$291,672

(5)     Goodwill and Other Intangible Assets

At both June 30, 2014 and 2013, we had $25.4 million of goodwill, and $19.7 million of other indefinite-lived intangible assets consisting of Ethan Allen trade names, all of which is in our wholesale segment.

In the fourth quarter of fiscal years 2014, 2013, and 2012, the Company performed qualitative assessments of the fair value of the wholesale reporting unit and concluded that the fair value of its goodwill exceeded its carrying value. In fiscal year 2011 the Company performed a quantitative assessment and determined the fair value of its wholesale reporting unit exceeded its carrying value by a substantial margin. The fair value of the trade name exceeded its carrying value by a substantial margin in fiscal years 2014, 2013 and 2012. To calculate fair value of these assets, management relies on estimates and assumptions which by their nature have varying degrees of uncertainty. Management therefore looks for third party transactions to provide the best possible support for the assumptions incorporated. Management considers several factors to be significant when estimating fair value including expected financial outlook of the business, changes in the Company’s stock price, the impact of changing market conditions on financial performance and expected future cash flows, and other factors. Deterioration in any of these factors may result in a lower fair value assessment, which could lead to impairment of the long-lived assets and goodwill of the Company.

(6)     Borrowings

Total debt obligations at June 30 consist of the following (in thousands):

	2014	2013

5.375% Senior Notes due 2015	$129,255	$129,152
Capital leases and other	1,657	2,137
Total debt	130,912	131,289
Less curent maturities	501	480
Total long-term debt	$130,411	$130,809

Senior Notes

On September 27, 2005, we completed a private offering of $200.0 million of ten-year senior unsecured notes due 2015 (the "Senior Notes"). The Senior Notes were offered by Global and have an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1 of each year. Proceeds received in connection with the issuance of the Senior Notes, net of a related discount of $1.6 million, totaled $198.4 million. We used the net proceeds from the offering to expand our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes. As of June 30, 2014, outstanding borrowings related to this transaction have been included in the Consolidated Balance Sheets within long-term debt. The discount on the Senior Notes is being amortized to interest expense over the life of the related debt as is debt issuance costs of $2.0 million primarily for banking, legal, accounting, rating agency, and printing services and $0.8 million of losses on settled forward contracts entered in conjunction with this debt issuance. During fiscal years 2011, 2012 and 2013, the Company repurchased $70.6 million of the Senior Notes in several unsolicited transactions.

The Senior Notes may be redeemed in whole or in part, at Global’s option at any time at the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes to be redeemed, discounted to the date of redemption on a semi-annual basis at the applicable treasury rate plus 20 basis points, plus, in each case, accrued and unpaid interest to the redemption date. In the event of default, the trustee or the holders of 25% of the outstanding principal amount of the Senior Notes may accelerate payment of principal, premium, if any, and accrued and unpaid interest. Events of default include failure to pay in accordance with the terms of the indenture, including failure, under certain circumstances, to pay indebtedness other than the Senior Notes. As of June 30, 2014, we are in compliance with the terms and conditions and all covenants of the Senior Notes.

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

The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends); sell certain assets; and make investments. At June 30, 2014, we had no revolving loans and $0.6 million of standby and trade letters of credit outstanding under the Facility. Remaining availability under the facility totaled $49.4 million subject to limitations set forth in the agreement and as a result, the coverage charge ratio, and other restricted payment limitations did not apply. As of June 30, 2014, we are in compliance with all the covenants of the Facility.

For fiscal years ended June 30, 2014, 2013 and 2012, the weighted-average interest rates applicable under our outstanding debt obligations for each year was approximately 5.5%. Aggregate scheduled maturities of our debt obligations for each of the five fiscal years subsequent to June 30, 2014, and thereafter are as follows (in thousands):

Fiscal Year Ended June 30	2014
2015	$501
2016	129,778
2017	474
2018	159
2019	-
Subsequent to 2019	-
Total scheduled debt payments	$130,912

.

(7)     Leases

We lease real property and equipment under various operating lease agreements expiring at various times through 2034. Leases covering retail design center locations and equipment may require, in addition to stated minimums, contingent rentals based on retail sales or equipment usage. Generally, the leases provide for renewal for various periods at stipulated rates. Future minimum lease payments under non-cancelable operating leases for each of the five fiscal years subsequent to June 30, 2014, and thereafter are shown in the table following. Also shown are minimum future rentals from subleases, which will partially offset lease payments in the aggregate (in thousands):

Fiscal Year Ended June 30, 2014
	Minimum Future Lease Payments	Minimum Future Sublease Rentals
2015	$30,744	$2,452
2016	27,222	1,685
2017	23,987	1,552
2018	22,245	1,451
2019	18,571	900
Subsequent to 2019	72,376	1,888
Total	$195,145	$9,928

Total rent expense for each of the past three fiscal years ended June 30 was as follows (in thousands):

	2014	2013	2012
Basic rentals under operating leases	$28,653	$30,014	$30,895
Contingent rentals under operating leases	231	75	109
	28,884	30,089	31,004
Less: sublease rent	(2,494)	(2,034)	(1,656)
Total rent expense	$26,390	$28,055	$29,348

As of June 30, 2014 and 2013, deferred rent credits totaling $12.5 million and $11.9 million, respectively, and deferred lease incentives totaling $3.1 million and $1.9 million, respectively, are reflected in the Consolidated Balance Sheets. These amounts are amortized over the respective underlying lease terms on a straight-line basis as a reduction of rent expense.

(8)     Shareholders' Equity

Our authorized capital stock consists of (a) 150,000,000 shares of Class A Common Stock, par value $.01 per share, (b) 600,000 shares of Class B Common Stock, par value $.01 per share, and (c) 1,055,000 shares of Preferred Stock, par value $.01 per share, of which (i) 30,000 shares have been designated Series A Redeemable Convertible Preferred Stock, (ii) 30,000 shares have been designated Series B Redeemable Convertible Preferred Stock, (iii) 155,010 shares have been designated as Series C Junior Participating Preferred Stock, and (iv) the remaining 839,990 shares may be designated by the Board of Directors with such rights and preferences as they determine (all such preferred stock, collectively, the "Preferred Stock"). Shares of Class B Common Stock are convertible to shares of our Common Stock upon the occurrence of certain events or other specified conditions being met. As of June 30, 2014 and 2013, there were no shares of Preferred Stock or Class B Common Stock issued or outstanding.

Share Repurchase Program

On November 21, 2002, the Company’s Board of Directors approved a share repurchase program authorizing us to repurchase up to 2.0 million shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. Subsequent to that date, the Board of Directors increased the then remaining share repurchase authorization on seven separate occasions the last of which was on November 13, 2007. As of June 30, 2014 we had a remaining Board authorization to repurchase 1.1 million shares.

During the past three fiscal years, we repurchased and/or retired the following shares of our common stock (trade date basis):

	2014	2013	2012
Common shares repurchased	-	-	79,293
Cost to repurchase common shares	$-	$-	$1,349,557
Average price per share	$-	$-	$17.02

For the fiscal years presented above, we funded our purchases of treasury stock with existing cash on hand and cash generated through current period operations. All of our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity.

(9)      Earnings per Share

The following table sets forth the calculation of weighted average shares for the fiscal years ended June 30 (in thousands):

	2014	2013	2012
Weighted average common shares outstanding for basic calculation	28,918	28,864	28,824
Effect of dilutive stock options and other share-based awards	358	375	285
Weighted average common shares outstanding adjusted for dilution calculation	29,276	29,239	29,109

Certain restricted stock awards and the potential exercise of certain stock options were excluded from the respective diluted earnings per share calculation because their impact is anti-dilutive. In 2014, 2013 and 2012, stock options and share based awards of 724,292, 877,100 and 1,641,500, respectively, have been excluded.

(10)     Share-Based Compensation

For the twelve months ended June 30, 2014, 2013, and 2012, share-based compensation expense totaled $1.3 million, $1.4 million, and $1.7 million respectively. These amounts have been included in the Consolidated Statements of Operations within selling, general and administrative expenses. During the twelve months ended June 30, 2014, 2013, and 2012, we recognized related tax benefits associated with our share-based compensation arrangements totaling $0.5 million, $0.5 million and $0.6 million, respectively (before valuation allowances). Such amounts have been included in the Consolidated Statements of Operations within income tax expense.

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

	2014	2013	2012
Volatility	56.3%	56.5%	45.1%
Risk-free rate of return	1.52%	0.80%	1.92%
Dividend yield	1.55%	1.64%	2.00%
Expected average life (years)	5.2	5.8	9.6

At June 30, 2014, we had 1,360,878 shares of common stock available for future issuance pursuant to the 1992 Stock Option Plan (the “Plan”). The maximum number of shares of common stock reserved for issuance under the Plan is 6,487,867 shares. Following is a description of grants made under the Plan.

Stock Option Awards

The Plan provides for the grant of non-compensatory stock options to eligible employees and non-employee directors. Stock options granted under the Plan are non-qualified under Section 422 of the Internal Revenue code and allow for the purchase of shares of our common stock. The Plan also provides for the issuance of stock appreciation rights ("SARs") on issued options, however, no SARs have been issued as of June 30, 2014. The awarding of such options is determined by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer. Option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant, vest ratably over a specified service period, and have a contractual term of 10 years. In fiscal 2014 the service period was 5 years for awards to employees (as further described below), and 3 years for awards to independent directors.

Effective October 1, 2011, the Company and M. Farooq Kathwari, our President and Chief Executive Officer, entered into a new employment agreement (the "Agreement"). Pursuant to the terms of the Agreement, Mr. Kathwari was awarded on October 1, 2011, options to purchase 300,000 shares of our common stock at an exercise price of $13.61 which vest ratably over a 5-year period on each June 30, unless earlier vested, in certain circumstances, in accordance with the terms of the Agreement. During fiscal 2014 the Company granted to certain executives of the Company other than Mr. Kathwari, options to purchase an aggregate of 149,000 shares of our common stock, which vest provided certain performance and service conditions are met. The performance conditions allow the potential vesting in three equal tranches, provided attainment of a minimum annual 5% growth in operating income (as defined in the agreement) for each of the ensuing three fiscal years. If the minimum annual growth is not achieved in any fiscal year, that tranche is forfeited, except that if a cumulative compound growth rate of 5% is achieved at the end of the three fiscal years, performance conditions for all three tranches will have been met. Service conditions require an additional period after performance conditions are met. Consequently, assuming both performance and service conditions are met, shares become exercisable between 3 and 5 years from grant date. At June 30, 2014, the first tranche achieved the performance conditions, and consequently 49,667 shares will vest ratably in three equal tranches on the grant date anniversary in years three, four and five provided service conditions are also met.

All options were issued at the closing stock price on each grant date, and have a contractual term of 10 years. A summary of stock option activity occurring during the fiscal year ended June 30, 2014 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding - June 30, 2013	1,636,494	$26.54
Granted	172,499	25.83
Exercised	(20,553)	17.37
Canceled (forfeited/expired)	(465,064)	34.90
Outstanding - June 30, 2014	1,323,376	23.65	5.0	$6,319,869
Exercisable - June 30, 2014	992,699	$24.58	3.8	$4,816,501

The weighted average grant-date fair value of options granted during fiscal 2014, 2013, and 2012 was $11.42, $9.96 and $5.98 respectively. The total intrinsic value of options exercised during 2014, 2013 and 2012 was $0.2 million, $0.8 million, and $0.1 million, respectively. As of June 30, 2014, there was $2.2 million of total unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.2 years. A summary of the nonvested shares as of June 30, 2014 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Grant Date Fair Value
Nonvested June 30, 2013	303,207	$6.90
Granted	172,499	11.42
Vested	(118,815)	6.61
Canceled (forfeited/expired)	(26,214)	10.21
Nonvested at June 30, 2014	330,677	$9.10

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

A summary of nonvested restricted share activity occurring during the fiscal year ended June 30, 2014 is presented below.

Restricted Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested - June 30, 2013	86,812	$15.09
Granted	-
Vested	(33,906)	15.67
Canceled (forfeited/expired)	(906)	18.40
Nonvested - June 30, 2014	52,000	$14.66

As of June 30, 2014, there was $0.6 million of total unrecognized compensation cost related to restricted shares granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of restricted shares vested during the fiscal years ending June 30, 2014 and 2013 was $0.9 million and $1.4 million respectively.

Stock Unit Awards

In connection with previous employment agreements, Mr. Kathwari was deemed to have earned 126,000 stock units. In the event of the termination of his employment, regardless of the reason for termination, Mr. Kathwari will receive shares of common stock equal to the number of stock units earned.

(11)     Income Taxes

Income tax expense (benefit) attributable to income from operations consists of the following for the fiscal years ended June 30 (in thousands):

	2014	2013	2012
Current:
Federal	$20,693	$13,305	$13,086
State	1,900	1,822	(1,433)
Foreign	60	125	57
Total current	22,653	15,252	11,710
Deferred:
Federal	(941)	1,798	(20,896)
State	(1,921)	669	591
Foreign	(320)	(23)	140
Total deferred	(3,182)	2,444	(20,165)
Income Tax Expense (Benefit)	$19,471	$17,696	$(8,455)

The following is a reconciliation of expected income tax expense (benefit) (computed by applying the federal statutory income tax rate to income before taxes) to actual income tax expense (benefit) (in thousands):

	2014		2013		2012

Expected Income Tax Expense	$21,841	35.0%	$17,561	35.0%	$14,434	35.0%
State income taxes, net of federal income tax	2,209	3.5%	1,467	2.9%	1,038	2.5%
Valuation allowance	(1,540)	-2.5%	631	1.3%	(21,237)	-51.5%
Section 199 Qualified Production Activities deduction	(1,342)	-2.2%	(1,157)	-2.3%	(1,001)	-2.4%
Unrecognized tax expense (benefit)	(904)	-1.4%	30	0.1%	(1,483)	-3.6%
Other, net	(793)	-1.3%	(836)	-1.7%	(206)	-0.5%
Actual income tax expense (benefit)	$19,471	31.2%	$17,696	35.3%	$(8,455)	-20.5%

The deferred income tax asset and liability balances at June 30 (in thousands) include:

	2014	2013
Deferred tax assets:
Accounts receivable	$557	$463
Inventories	223	-
Employee compensation accruals	5,168	5,057
Stock based compensation	2,468	2,342
Deferred rent credits	5,695	5,071
Restructuring charges	465	622
Net operating loss carryforwards	4,004	3,592
Goodwill	3,870	5,020
Other, net	2,693	3,053
Total deferred tax assets	25,143	25,220
Less: Valuation allowance	(1,408)	(2,948)
Net deferred tax assets	23,735	22,272

Deferred tax liabilities:
Inventories	-	775
Property, plant and equipment	622	1,121
Intangible assets other than goodwill	14,306	14,264
Commissions	3,274	3,590
Other, net	-	20
Total deferred tax liability	18,202	19,770
Total net deferred tax asset	$5,533	$2,502

The deferred tax balances are classified in the Consolidated Balance Sheets as follows at June 30 (in thousands):

Current assets	$4,028	$2,876
Non-current assets	4,440	251
Current liabilities	-	-
Non-current liabilities	2,935	625
Total net deferred tax asset	$5,533	$2,502

Note: Current deferred tax assets and liabilities and non-current deferred tax assets and liabilities have been presented net in the Consolidated Balance Sheets.

We evaluate our deferred taxes to determine if the “more likely than not” standard of evidence has not been met thereby supporting the need for a valuation allowance.

A valuation allowance must be established for deferred tax assets when it is more likely than not that the assets will not be realized. At the end of the fourth quarter of fiscal 2014, our U.S. retail segment operations returned to a position of cumulative pre-tax profits for the most recent 36 month period, we had six quarters of pre-tax operating profits over the last eight consecutive quarters, we reported growth in net sales and our business plan projected continued profitability. This positive evidence provides support that our future tax benefits more likely than not will be realized. Accordingly, at the end of the fourth quarter of fiscal 2014, we released all of the U.S. retail segment valuation allowance against net deferred state tax assets. We recorded a tax benefit of $2 million for the reversal of the valuation allowance against those assets, with a non-cash benefit to earnings in the quarter ended June 30, 2014. We retained a valuation allowance against the Belgian foreign deferred tax assets in our retail segment. At June 30, 2014 this valuation allowance was approximately $1.4 million.

During fiscal 2012, we released all of United States federal and Canadian valuation allowance against net deferred tax assets established during fiscal 2010. We recorded a tax benefit of $21.6 million for the reversal of the valuation allowance against those assets, with a non-cash benefit to earnings in the quarter ended March 31, 2012.

The Company’s deferred income tax assets at June 30, 2014 with respect to the net operating losses expire as follows (in thousands):

	Income Tax Assets	Loss Carryforwards
United States (State), expiring between 2015 and 2032	$1,862	$39,649
Foreign, Expiring between 2029 and 2033	2,142	6,850

Deferred U.S. federal income taxes are not provided for unremitted foreign earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested.

Uncertain Tax Positions

We recognize interest and penalties related to income tax matters as a component of income tax expense. If the $4.7 million of unrecognized tax benefits and related interest and penalties as of June 30, 2014 were recognized, approximately $3.1 million would be recorded as a benefit to income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits including related interest and penalties as of June 30, 2014 and 2012 is as follows (in thousands):

	2014	2013
Beginning balance	$6,843	$7,369
Additions for tax positions taken	1,642	1,227
Reductions for tax positions taken in prior years	(2,853)	(1,351)
Settlements	(933)	(402)
Ending balance	$4,699	$6,843

It is reasonably possible that various issues relating to approximately $2.2 million of the total gross unrecognized tax benefits as of June 30, 2014 will be resolved within the next twelve months as exams are completed or statutes expire. If recognized, approximately $1.4 million of unrecognized tax benefits would reduce our tax expense in the period realized. However, actual results could differ from those currently anticipated.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by the taxing authorities in such major jurisdictions as the U.S. Canada, Mexico, Belgium and Honduras. As of June 30, 2014, the Company and certain subsidiaries are currently under audit from 2006 through 2012 in the U.S. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant.

(12)     Employee Retirement Programs

The Ethan Allen Retirement Savings Plan

The Ethan Allen Retirement Savings Plan (the "Savings Plan") is a defined contribution plan, which is offered to substantially all of our employees who have completed three consecutive months of service regardless of hours worked. We may, at our discretion, make a matching contribution to the 401(k) portion of the Savings Plan on behalf of each participant. Total 401(k) Company match expense amounted to $2.8 million in 2014, $2.9 million in 2013, and $2.6 million in 2012. The contribution was made entirely in cash in 2014, 2013 and 2012.

Other Retirement Plans and Benefits

Ethan Allen provides additional benefits to selected members of senior and middle management in the form of previously entered deferred compensation arrangements and a management cash bonus and other incentive programs. The total cost of these benefits was $3.5 million, $3.4 million, and $2.7 million in 2014, 2013 and 2012, respectively.

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

(14)     Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the fiscal year ended June 30, 2014 (in thousands):

	Foreign currency translation adjustments	Derivative instruments	Unrealized gains and losses on investments	Total
Balance June30, 2013	$747	$(69)	$6	$684
Changes before reclassifications	$(77)	$-	$5	$(72)
Amounts reclassified from accumulated other comprehensive income	$-	$30	$-	$30
Current period other comprehensive income	$(77)	$30	$5	$(42)
Balance June30, 2014	$670	$(39)	$11	$642

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

(15)     Segment Information

Our operations are classified into two operating segments: wholesale and retail. These operating segments represent strategic business areas which, although they operate separately and provide their own distinctive services, enable us to more effectively offer our complete line of home furnishings and accents.

The wholesale segment is principally involved in the development of the Ethan Allen brand, which encompasses the design, manufacture, domestic and offshore sourcing, sale and distribution of a full range of home furnishings and accents to a network of independently operated and Ethan Allen operated design centers as well as related marketing and brand awareness efforts. Wholesale revenue is generated upon the wholesale sale and shipment of our product to all retail design centers, including those operated by Ethan Allen. Wholesale profitability includes (i) the wholesale gross margin, which represents the difference between the wholesale sales price and the cost associated with manufacturing and/or sourcing the related product, and (ii) other operating costs associated with wholesale segment activities.

The retail segment sells home furnishings and accents to consumers through a network of Company operated design centers. Retail revenue is generated upon the retail sale and delivery of our product to our customers. Retail profitability includes (i) the retail gross margin, which represents the difference between the retail sales price and the cost of goods purchased from the wholesale segment, and (ii) other operating costs associated with retail segment activities.

Inter-segment eliminations result, primarily, from the wholesale sale of inventory to the retail segment, including the related profit margin.

We evaluate performance of the respective segments based upon revenues and operating income. While the manner in which our home furnishings and accents are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different. Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accents and other). The allocation of retail sales by product line generally follows that of the wholesale segment (see the product line table below). A breakdown of wholesale sales by product line for each of the last three fiscal years ended June 30 is provided below:

	Fiscal Year Ended June 30,
	2014	2013	2012
Case Goods	36%	37%	38%
Upholstered Products	48%	48%	44%
Home Accessories and Other	16%	15%	18%
	100%	100%	100%

Information for each of the last three fiscal years ended June 30 is provided below (in thousands):

	2014	2013	2012
Net sales:
Wholesale segment	$453,607	$434,439	$456,915
Retail segment	580,739	578,284	559,417
Elimination of inter-company sales	(287,687)	(283,640)	(286,959)
Consolidated Total	$746,659	$729,083	$729,373

Operating income (loss):
Wholesale segment	$57,816	$50,843	$64,436
Retail segment	10,515	8,016	(11,522)
Adjustment of inter-company profit (1)	1,305	1,578	(3,217)
Consolidated Total	$69,636	$60,437	$49,697

Depreciation & Amortization:
Wholesale segment	$7,887	$8,166	$7,525
Retail segment	10,043	9,842	11,056
Consolidated Total	$17,930	$18,008	$18,581

Capital expenditures:
Wholesale segment	$11,013	$7,024	$12,168
Retail segment	8,292	11,981	10,716
Acquisitions	-	770	520
Consolidated Total	$19,305	$19,775	$23,404

	June 30 2014	June 30 2013	June 30 2012
Total Assets:
Wholesale segment	$339,271	$291,942	$309,573
Retail segment	344,025	355,233	366,594
Inventory profit elimination (2)	(28,862)	(29,890)	(31,379)
Consolidated Total	$654,434	$617,285	$644,788
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

	Fiscal Year Ended June 30,
	2014	2013	2012
Independent design centers	91	86	87
Company operated design centers	8	8	5
Total international design centers	99	94	92

Percentage of consolidated net sales	10.6%	8.9%	10.2%

(16)     Selected Quarterly Financial Data (Unaudited)

Tabulated below is selected financial data for each quarter of the fiscal years ended June 30, 2014, 2013, and 2012 (in thousands, except per share data):

	Quarter Ended
	September 30	December 31	March 31	June 30
Fiscal 2014:
Net Sales	$181,659	$193,104	$173,061	$198,835
Gross profit	98,743	105,999	93,130	108,624
Net income	9,034	11,555	5,258	17,084
Earnings per basic share	0.31	0.40	0.18	0.59
Earnings per diluted share	0.31	0.39	0.18	0.58
Dividends declared per common share	0.10	0.10	0.10	0.10

Fiscal 2013:
Net Sales	$187,437	$191,251	$168,144	$182,251
Gross profit	104,253	103,967	91,785	98,344
Net income	10,064	9,846	4,374	8,194
Earnings per basic share	0.35	0.34	0.15	0.28
Earnings per diluted share	0.35	0.34	0.15	0.28
Dividends declared per common share	0.09	0.50	0.09	0.09

Fiscal 2012:
Net Sales	$184,921	$183,275	$175,861	$185,316
Gross profit	97,885	98,219	94,275	99,909
Net income	6,770	8,077	27,548	7,299
Earnings per basic share	0.24	0.28	0.95	0.25
Earnings per diluted share	0.23	0.28	0.94	0.25
Dividends declared per common share	0.07	0.07	0.07	0.09

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and June 30, 2013 (in thousands):

June 30, 2014
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$117,683	$-	$-	$117,683
Available-for-sale securities	-	18,153	-	18,153
Total	$117,683	$18,153	$-	$135,836

June 30, 2013
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$88,034	$-	$-	$88,034
Available-for-sale securities	-	15,529	-	15,529
Total	$88,034	$15,529	$-	$103,563

Cash equivalents consist of money market accounts, and mutual funds in U.S. government and agency fixed income securities. We use quoted prices in active markets for identical assets or liabilities to determine fair value. There were no transfers between level 1 and level 2 during fiscal years 2014 or 2013. At June 30, 2014 and 2013, $8.5 million and $15.4 million, respectively, of cash equivalents were restricted and classified as a long-term asset.

At June 30, 2014 available-for-sale securities consist of $18.2 million of U.S. municipal bonds, and at June 30, 2013, available for sale securities consisted of $14.0 million in U.S. municipal bonds and $1.5 million of corporate bonds. All securities in both years have maturities of less than two years, and are rated A/A2 or better by S&P/Moody’s respectively. There were no material gross unrealized gains or losses on available-for-sale securities at June 30, 2014 or June 30, 2013.

Additional information on available-for-sale securities balances at June 30 are provided in the following table (in thousands).

	Amortized Cost Basis	Fair Value
2014	$17,909	$18,153
2013	$15,314	$15,529

The contractual maturities of our available-for-sale investments as of June 30, 2014 and 2013 were as follows (in thousands):

June 30, 2014
	Cost	Estimated Fair Value
Due in one year or less	$16,049	$15,863
Due after one year through five years	$2,296	$2,290

June 30, 2013
	Cost	Estimated Fair Value
Due in one year or less	$13,213	$13,067
Due after one year through five years	$2,463	$2,462

Proceeds from sales of investments available for sale were $14.9 million in fiscal 2014 and $11.2 million during fiscal 2013, resulting in no material gain or loss in either period. There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including our cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended June 30, 2014, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis. See also Note 18, “Restricted Cash and Investments”.

(18)     Restricted Cash and Investments

At June 30, 2014 and 2013 we held $8.5 million and $15.4 million, respectively, of cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation and other insurance liabilities, and for the benefit of the issuer of our private label credit cards to ensure funding for delivery of products sold. These restricted funds, which can be invested by us in money market mutual funds, and U.S. Treasuries and U.S. Government agency fixed income instruments with maturities of two years or less, cannot be withdrawn from our account without the prior written consent of the secured parties. These restricted funds are classified as long-term assets because they are not expected to be used within one year to fund operations. See also Note 17, “Financial Instruments”.

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

The following tables set forth the condensed consolidating balance sheets as of June 30, 2014 and June 30, 2013, the condensed consolidating statements of operations for the twelve months ended June 30, 2014, 2013 and 2012, and the condensed consolidating statements of cash flows for the twelve months ended June 30, 2014, 2013 and 2012 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

June 30, 2014

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$95,567	$10,347	$3,262	$-	$109,176
Marketable securities	-	18,153	-	-	-	18,153
Accounts receivable, net	-	12,118	308	-	-	12,426
Inventories	-	-	168,996	6,141	(28,862)	146,275
Prepaid expenses and other current assets	-	6,954	10,800	1,845	-	19,599
Intercompany receivables	-	836,086	322,382	(3,478)	(1,154,990)	-
Total current assets	-	968,878	512,833	7,770	(1,183,852)	305,629
Property, plant and equipment, net	-	8,848	262,272	17,036	-	288,156
Goodwill and other intangible assets	-	37,905	7,223	-	-	45,128
Restricted cash and investments	-	8,507	-	-	-	8,507
Other assets	-	4,620	1,647	747	-	7,014
Investment in affiliated companies	731,003	(107,050)	-	-	(623,953)	-
Total assets	$731,003	$921,708	$783,975	$25,553	$(1,807,805)	$654,434
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$-	$-	$501	$-	$-	$501
Customer deposits	-	-	55,810	3,874	-	59,684
Accounts payable	-	6,423	17,699	198	-	24,320
Accrued expenses and other current liabilities	3,013	30,656	16,292	1,581	-	51,542
Intercompany payables	360,523	(8,468)	773,850	29,085	(1,154,990)	-
Total current liabilities	363,536	28,611	864,152	34,738	(1,154,990)	136,047
Long-term debt	-	129,255	1,156	-	-	130,411
Other long-term liabilities	-	4,241	15,763	505	-	20,509
Total liabilities	363,536	162,107	881,071	35,243	(1,154,990)	286,967
Shareholders’ equity	367,467	759,601	(97,096)	(9,690)	(652,815)	367,467
Total liabilities and shareholders’ equity	$731,003	$921,708	$783,975	$25,553	$(1,807,805)	$654,434

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Year Ended June 30, 2014

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$446,666	$798,442	$42,250	$(540,699)	$746,659
Cost of sales	-	340,572	513,106	28,212	(541,727)	340,163
Gross profit	-	106,094	285,336	14,038	1,028	406,496

Selling, general and administrative expenses	180	47,367	269,519	19,794	-	336,860
Operating income (loss)	(180)	58,727	15,817	(5,756)	1,028	69,636

Interest and other miscellaneous income, net	43,111	4,990	(95)	(22)	(47,708)	276
Interest and other related financing costs	-	7,429	81	-	-	7,510
Income before income tax expense	42,931	56,288	15,641	(5,778)	(46,680)	62,402
Income tax expense (benefit)	-	14,205	5,080	186	-	19,471

Net income/(loss)	$42,931	$42,083	$10,561	$(5,964)	$(46,680)	$42,931

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Year Ended June 30, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$434,741	$796,194	$38,181	$(540,033)	$729,083
Cost of sales	-	327,723	520,570	23,963	(541,522)	330,734
Gross profit	-	107,018	275,624	14,218	1,489	398,349

Selling, general and administrative expenses	180	46,620	272,794	18,318	-	337,912
Operating income (loss)	(180)	60,398	2,830	(4,100)	1,489	60,437

Interest and other miscellaneous income, net	32,658	(4,229)	38	(75)	(29,877)	(1,485)
Interest and other related financing costs	-	8,709	69	-	-	8,778
Income before income tax expense	32,478	47,460	2,799	(4,175)	(28,388)	50,174
Income tax expense (benefit)	-	16,291	1,320	85	-	17,696

Net income/(loss)	$32,478	$31,169	$1,479	$(4,260)	$(28,388)	$32,478

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Year Ended June 30, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$456,895	$787,295	$33,417	$(548,234)	$729,373
Cost of sales	-	341,365	523,064	19,311	(544,655)	339,085
Gross profit	-	115,530	264,231	14,106	(3,579)	390,288

Selling, general and administrative expenses	180	45,690	280,480	14,241	-	340,591
Operating income (loss)	(180)	69,840	(16,249)	(135)	(3,579)	49,697

Interest and other miscellaneous income, net	49,874	(15,403)	216	17	(34,142)	562
Interest and other related financing costs	-	8,997	23	-	-	9,020
Income before income tax expense	49,694	45,440	(16,056)	(118)	(37,721)	41,239
Income tax expense (benefit)	-	(8,013)	(523)	81	-	(8,455)

Net income/(loss)	$49,694	$53,453	$(15,533)	$(199)	$(37,721)	$49,694

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

Year Ended June 30, 2014

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$10,940	$34,812	$12,025	$2,112	$-	$59,889
Cash flows from investing activities:
Capital expenditures	-	(610)	(17,018)	(1,677)	-	(19,305)
Acquisitions	-	-	-	-	-	-
Proceeds from the disposal of property, plant and equipment	-	24	3,357	-	-	3,381
Change in restricted cash and investments	-	6,926	-	-	-	6,926
Purchase of marketable securities	-	(18,268)	-	-	-	(18,268)
Proceeds from the sale of marketable securities	-	14,883	-	-	-	14,883
Other	-	325	-	-	-	325
Net cash used in investing activities	-	3,280	(13,661)	(1,677)	-	(12,058)

Cash flows from financing activities:
Payments on long-term debt	-	-	(480)	-	-	(480)
Purchases and other retirements of company stock	-	-	-	-	-	-
Dividends paid	(11,297)	-	-	-	-	(11,297)
Other	357	168	-	-	-	525
Net cash used in financing activities	(10,940)	168	(480)	-	-	(11,252)
Effect of exchange rate changes on cash	-	-	-	(4)	-	(4)
Net increase (decrease) in cash and cash equivalents	-	38,260	(2,116)	431	-	36,575
Cash and cash equivalents – beginning of period	-	57,307	12,463	2,831	-	72,601
Cash and cash equivalents – end of period	$-	$95,567	$10,347	$3,262	$-	$109,176

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

Year Ended June 30, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$20,821	$24,720	$12,336	$3,424	$-	$61,301
Cash flows from investing activities:
Capital expenditures	-	(1,320)	(14,847)	(2,838)	-	(19,005)
Acquisitions	-	-	(770)	-	-	(770)
Proceeds from the disposal of property, plant and equipment	-	61	3,222	-	-	3,283
Change in restricted cash and investments	-	(17)	-	-	-	(17)
Purchase of marketable securities	-	(18,247)	-	-	-	(18,247)
Proceeds from the sale of marketable securities	-	11,165	-	-	-	11,165
Other	-	1,440	550	-	-	1,990
Net cash used in investing activities	-	(6,918)	(11,845)	(2,838)	-	(21,601)

Cash flows from financing activities:
Payments on long-term debt	-	(25,800)	(304)	-	-	(26,104)
Purchases and other retirements of company stock	-	-	-	-	-	-
Dividends paid	(22,220)	-	-	-	-	(22,220)
Other	1,399	359	-	-	-	1,758
Net cash used in financing activities	(20,821)	(25,441)	(304)	-	-	(46,566)
Effect of exchange rate changes on cash	-	-	-	(254)	-	(254)
Net increase (decrease) in cash and cash equivalents	-	(7,639)	187	332	-	(7,120)
Cash and cash equivalents – beginning of period	-	64,946	12,276	2,499	-	79,721
Cash and cash equivalents – end of period	$-	$57,307	$12,463	$2,831	$-	$72,601

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

Year Ended June 30, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$9,187	$3,939	$18,441	$6,134	$-	$37,701
Cash flows from investing activities:
Capital expenditures	-	(1,952)	(15,721)	(5,211)	-	(22,884)
Acquisitions	-	-	(520)	-	-	(520)
Proceeds from the disposal of property, plant and equipment	-	12	1,861	-	-	1,873
Change in restricted cash and investments	-	975	-	-	-	975
Purchase of marketable securities	-	(3,647)	-	-	-	(3,647)
Proceeds from the sale of marketable securities	-	7,230	-	-	-	7,230
Other	-	305	511	-	-	816
Net cash provided by (used in) investing activities	-	2,923	(13,869)	(5,211)	-	(16,157)

Cash flows from financing activities:
Payments on long-term debt	-	(11,917)	(287)	-	-	(12,204)
Purchases and other retirements of company stock	(1,350)	-	-	-	-	(1,350)
Dividends paid	(8,062)	-	-	-	-	(8,062)
Other	225	238	275	-	-	738
Net cash used in financing activities	(9,187)	(11,679)	(12)	-	-	(20,878)
Effect of exchange rate changes on cash	-	-	-	536	-	536
Net increase (decrease) in cash and cash equivalents	-	(4,817)	4,560	1,459	-	1,202
Cash and cash equivalents – beginning of period	-	69,763	7,716	1,040	-	78,519
Cash and cash equivalents – end of period	$-	$64,946	$12,276	$2,499	$-	$79,721

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(21)     VALUATION AND QUALIFYING ACCOUNTS

The following table provides information regarding the Company’s sales discounts, sales returns and allowance for doubtful accounts (in thousands):

	Balance at Beginning of Period	Additions (Reductions) Charged to Income	Adjustments and/or Deductions	Balance at End of Period
Accounts Receivable:
Sales discounts, sales returns and allowance for doubtful accounts:
June 30, 2014	$1,230	$212	$-	$1,442
June 30, 2013	$1,250	$(20)	$-	$1,230
June 30, 2012	$1,171	$9	$70	$1,250

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No changes in, or disagreements with, accountants as a result of accounting or financial disclosure matters, occurred during fiscal years 2014, 2013 or 2012.

Item 9A. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2014.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2014, as stated in their report included under Item 8 of this Annual Report.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 will appear in the Ethan Allen Interiors Inc. proxy statement for the Annual Meeting of Shareholders scheduled to be held on November 18, 2014 (the "Proxy Statement"). The Proxy Statement, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in this Annual Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934). In addition, the information set forth below is provided as required by Item 10 and the listing standards of the New York Stock Exchange ("NYSE").

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

James B. Carlson
Clinton A. Clark
Kristin Gamble
Dr. James W. Schmotter

All persons identified as audit committee financial experts are independent from management as defined by the applicable listing standards of the New York Stock Exchange.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)

Financial Statements. Our Consolidated Financial Statements, included under Item 8 hereof, as required at June 30, 2014 and 2013, and for the years ended June 30, 2014, 2013 and 2012 consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders' Equity

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules. None.

(b)	The following Exhibits are filed as part of this report on Form 10-K:

Exhibit Number	Exhibit
3 (a)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(c) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)
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

Indenture dated September 27, 2005, by and among Ethan Allen Global, Inc., the Guarantors named therein, and the Initial Purchaser named therein, relating to the Notes (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the SEC on September 30, 2005)

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

10 (d)

Second Amended and Restated Private Label Consumer Credit Card Program Agreement, dated as of July 23, 2007, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc. and GE Money Bank (incorporated by reference to Exhibit 10(e)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 5, 2007)(confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

10 (d)-1

First Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement, dated as of July 25, 2008, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc. and GE Money Bank (incorporated by reference as Exhibit 10(e)-1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 10, 2010)

10 (d)-2

Second Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement, dated as of February 16, 2010, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc. and GE Money Bank (incorporated by reference as Exhibit 10(e)-2 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 10, 2010) (confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

10 (d)-3

Third Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement, dated as of June 30, 2011, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc. and GE Money Bank (incorporated by reference to Exhibit 10(e)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 3, 2010) (confidential treatment under Rule 24b-2 requested as to certain portions which are omitted and filed separately with the SEC)

10 (d)-4

Fourth Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement dated as of January 1, 2014, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc., and GE Capital Retail Bank (incorporated by reference to Exhibit 10(d)-4 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on January 31, 2014) (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

10 (e)

Employment Agreement, dated as of September 30, 2011, by and among Ethan Allen Interiors Inc., Ethan Allen Global Inc. and M. Farooq Kathwari (incorporated herein by reference to Exhibit 10(I) to the Current Report on Form 8-K of the Company filed with the SEC on October 6, 2011)

10(e)-1

Amendment, dated as of March 14, 2013, to Employment Agreement, dated as of September 30, 2011, by and among Ethan Allen Interiors Inc., Ethan Allen Global Inc. and M. Farooq Kathwari (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on March 14, 2013)

10 (f)-1

Credit Agreement, dated as of May 29, 2009, among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P. Morgan Chase Bank, N.A., and Capital One Leverage Finance Corp (confidential treatment requested as to certain portions. Incorporated by reference to Exhibit 10(g)-2 to the Annual Report on Form 10-K of the Company filed with the SEC on August 24, 2009)

10 (f)-2

Amendment No. 1, dated as of October 23, 2009 to the Credit Agreement dated May 29, 2009, among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P.Morgan Chase Bank, N.A., and the lenders thereunder (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 9, 2009).

10 (f)-3

Amendment No. 2, dated as of March 25, 2011, to the Credit Agreement dated May 29, 2009, among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P.Morgan Chase Bank, N.A., and Wells Fargo Bank, National Association (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 5, 2011)

	10 (g)	Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 10(f) to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2007)
	10 (g)-1	Form of Option Agreement for Grants to Independent Directors (incorporated by reference to Exhibit 10(h)-4 to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2005
	10 (g)-2	Form of Option Agreement for Grants to Employees (incorporated by reference to Exhibit 10(h)-5 to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2005
	10 (g)-3	Form of Restricted Stock Agreement for Executives (incorporated by reference to Exhibit 10(f)-1 to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2007
	10 (g)-4	Form of Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10(f)-2 to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2007
	10 (g)-5	Form of performance condition option agreement for employees (incorporated by reference to Exhibit 10(g)-5 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 1, 2014)
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
(Registrant)

By/s/ M. Farooq Kathwari
(M. Farooq Kathwari)
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By/s/ Corey Whitely
(Corey Whitely)
Executive Vice President, Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints M. Farooq Kathwari and Corey Whitely, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, and hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ M. Farooq Kathwari	Chairman, President and Chief Executive Officer
(M. Farooq Kathwari)	(Principal Executive Officer)

/s/ Corey Whitely	Executive Vice President, Administration,
(Corey Whitely)	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ John S. Bedford	Vice President, Corporate Controller
(John S. Bedford)	(Principal Accounting Officer)

/s/ James B. Carlson	Director
(James B. Carlson)

/s/ Clinton A. Clark	Director
(Clinton A. Clark)

/s/ John Dooner	Director
(John Dooner)

/s/ Kristin Gamble	Director
(Kristin Gamble)

/s/ James W. Schmotter	Director
(James W. Schmotter)

/s/ Frank G. Wisner	Director
(Frank G. Wisner)

Date: August 15, 2014