Form 10-Q
period 2014-09-30
ETHAN ALLEN INTERIORS INC
filed 2014-10-30
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At October 23, 2014, there were 28,927,385 shares of Class A Common Stock, par value $.01, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	September 30, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$114,308	$109,176
Marketable securities	12,878	18,153
Accounts receivable, less allowance for doubtful accounts of $1,438 at September 30, 2014 and $1,442 at June 30, 2014	14,651	12,426
Inventories	157,519	146,275
Prepaid expenses and other current assets	24,444	19,599
Total current assets	323,800	305,629
Property, plant and equipment, net	285,877	288,156
Goodwill and other intangible assets	45,128	45,128
Restricted cash and investments	8,007	8,507
Other assets	7,367	7,014
Total assets	$670,179	$654,434
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$560	$501
Customer deposits	66,027	59,684
Accounts payable	20,051	24,320
Accrued compensation and benefits	23,901	27,709
Accrued expenses and other current liabilities	34,037	23,833
Total current liabilities	144,576	136,047
Long-term debt	130,576	130,411
Other long-term liabilities	19,812	20,509
Total liabilities	294,964	286,967
Shareholders' equity:
Class A common stock	486	486
Additional paid-in-capital	365,928	365,733
Less: Treasury stock (at cost)	(584,041)	(584,041)
Retained earnings	592,787	584,395
Accumulated other comprehensive income	(209)	642
Total Ethan Allen Interiors Inc. shareholders' equity	374,951	367,215
Noncontrolling interests	264	252
Total shareholders' equity	375,215	367,467
Total liabilities and shareholders' equity	$670,179	$654,434

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three months ended
	September 30,
	2014	2013
Net sales	$190,706	$181,659
Cost of sales	85,903	82,916
Gross profit	104,803	98,743
Selling, general and administrative expenses	84,333	82,799
Operating income	20,470	15,944
Interest and other income	143	82
Interest and other related financing costs	1,889	1,873
Income before income taxes	18,724	14,153
Income tax expense	6,845	5,119
Net income	$11,879	$9,034

Per share data:
Basic earnings per common share:
Net income per basic share	$0.41	$0.31
Basic weighted average common shares	28,927	28,911
Diluted earnings per common share:
Net income per diluted share	$0.41	$0.31
Diluted weighted average common shares	29,248	29,288

Comprehensive income:
Net income	$11,879	$9,034
Other comprehensive income
Currency translation adjustment	(855)	55
Other	16	18
Other comprehensive income net of tax	(839)	73
Comprehensive income	$11,040	$9,107

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three months ended September 30,
	2014	2013
Operating activities:
Net income	$11,879	$9,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,719	4,289
Compensation expense related to share-based payment awards	317	373
Provision (benefit) for deferred income taxes	124	57
Loss on disposal of property, plant and equipment	1,920	369
Other	(37)	246

Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(2,663)	(272)
Inventories	(10,639)	(4,408)
Prepaid and other current assets	(4,546)	60
Customer deposits	5,574	8,303
Accounts payable	(4,269)	2,788
Accrued expenses and other current liabilities	5,687	429
Other assets and liabilities	(1,258)	(123)
Net cash provided by operating activities	6,808	21,145

Investing activities:
Proceeds from the disposal of property, plant & equipment	3,305	770
Change in restricted cash and investments	500	499
Capital expenditures	(5,410)	(3,305)
Acquisitions	(1,991)	-
Purchases of marketable securities	-	(3,990)
Sales of marketable securities	5,075	5,920
Other investing activities	44	83
Net cash used in investing activities	1,523	(23)

Financing activities:
Payments on long-term debt and capital lease obligations	(150)	(118)
Payment of cash dividends	(2,900)	(2,605)
Other financing activities	4	140
Net cash used in financing activities	(3,046)	(2,583)
Effect of exchange rate changes on cash	(153)	84
Net increase (decrease) in cash & cash equivalents	5,132	18,623
Cash & cash equivalents at beginning of period	109,176	72,601
Cash & cash equivalents at end of period	$114,308	$91,224

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three Months Ended September 30, 2014

(Unaudited)

(In thousands)

				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Treasury	Comprehensive	Retained	Controlling
	Stock	Capital	Stock	Income	Earnings	Interests	Total
Balance at June 30, 2014	$486	$365,733	$(584,041)	$642	$584,395	$252	$367,467

Compensation expense associated with share-based awards	-	317	-	-	-	-	317

Tax benefit associated with exercise of share based awards	-	(122)	-	-	-	-	(122)

Dividends declared on common stock	-	-	-	-	(3,487)	-	(3,487)

Comprehensive income	-	-	-	(851)	11,879	12	11,040
Balance at September 30, 2014	$486	$365,928	$(584,041)	$(209)	$592,787	$264	$375,215

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

(2)    Interim Financial Presentation

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2014.

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination in such domestic and foreign jurisdictions. As of September 30, 2014, the Company and certain subsidiaries are currently under audit in the U.S. from 2006 through 2012. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant. It is reasonably possible that some of these audits may be completed during the next twelve months. It is reasonable to expect that various issues relating to uncertain tax benefits will be resolved within the next twelve months as exams are completed or as statutes expire and will impact the effective tax rate.

The Company’s consolidated effective tax rate was 36.6% for the three months ended September 30, 2014, and 36.2% for the three months ended September 30, 2013, respectively. The current year effective tax rate primarily includes tax expense on the current year net income, and tax and interest expense on uncertain tax positions. The prior year effective tax rate primarily includes the tax expense on that year’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on certain retail segment deferred tax assets, partly offset by the reversal and recognition of some uncertain tax positions.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4)    Restricted Cash and Investments

At September 30, 2014 and June 30, 2014, we held $8.0 million and $8.5 million respectively, of restricted cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation insurance and other insurance. These funds can be invested in high quality money market mutual funds, U.S. Treasuries and U.S. Government agency fixed income instruments, and cannot be withdrawn without the prior written consent of the secured party. These assets are carried at cost, which approximates market value and are classified as long-term assets because they are not expected to be used within one year to fund operations. See also Note 12, “Fair Value Measurements".

(5)    Marketable Securities

At September 30, 2014 and June 30, 2014, the Company held marketable securities of $12.9 million and $18.2 million respectively, classified as current assets, consisting of U.S. municipal and corporate bonds with maturities ranging from less than one year to less than two years, which were rated A/A2 or better by the rating services Standard & Poors (“S&P”) and Moodys Investors Service (“Moodys”) respectively. There were no material realized or unrealized gains or losses for the three months ended September 30, 2014 and September 30, 2013. We do not believe there are any impairments considered to be other than temporary at September 30, 2014. See also Note 12, “Fair Value Measurements".

(6)    Inventories

Inventories at September 30, 2014 and June 30, 2014 are summarized as follows (in thousands):

	September 30,	June 30,
	2014	2014

Finished goods	$121,956	$116,377
Work in process	11,488	8,355
Raw materials	26,879	24,347
Valuation allowance	(2,804)	(2,804)
	$157,519	$146,275

(7)    Borrowings

Total debt obligations at September 30, 2014 and June 30, 2014 consist of the following (in thousands):

	September 30,	June 30,
	2014	2014
5.375% Senior Notes due 2015	$129,281	$129,255
Capital leases and other	1,855	1,657
Total debt	131,136	130,912
Less current maturities	560	501
Total long-term debt	$130,576	$130,411

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

We also maintain a $50 million senior secured, asset-based revolving credit facility (the “Facility”). We have not had any revolving loans under the Facility at any time. At both September 30, 2014 and June 30, 2014, there was $0.6 million of standby letters of credit outstanding under the Facility. The Facility is subject to borrowing base availability and includes a right for the Company to increase the total facility to $100 million subject to certain conditions. The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt, engage in mergers and consolidations, make restricted payments (including dividends), sell certain assets, and make investments. Remaining availability under the Facility totaled $49.4 million at both September 30, 2014 and June 30, 2014 and as a result, covenants and other restricted payment limitations did not apply. The Facility expires March 25, 2016, or June 26, 2015 if the Senior Notes have not been refinanced prior to that date.

At both September 30, 2014 and June 30, 2014, we were in compliance with all covenants of the Senior Notes and the Facility.

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

(9)    Share-Based Compensation

During the three months ended September 30, 2014, the Company awarded options to purchase 26,316 shares of our common stock. Awarded options had an exercise price per share of $22.80, a grant date fair value of $10.44 and vest over three years. During the three months ended September 30, 2014, options covering 209,950 shares of common stock were cancelled, primarily due to the expiration of their 10 year terms. At September 30, 2014, there are 1,544,512 shares of common stock available for future issuance pursuant to the 1992 Stock Option Plan.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10)  Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three months ended
	September 30,
	2014	2013
Weighted average common shares outstanding for basic calculation	28,927	28,911
Effect of dilutive stock options and other share-based awards	321	377
Weighted average common shares outstanding adjusted for dilution calculation	29,248	29,288

As of September 30, 2014 and 2013, stock options to purchase 541,508 and 489,549 common shares, respectively, were excluded from the respective diluted earnings per share calculations because their impact was anti-dilutive.

(11)  Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the year to date period ended September 30, 2014 (in thousands):

	Foreign		Unrealized
	currency		gains and
	translation	Derivative	losses on
	adjustments	instruments	investments	Total
Balance June 30, 2014	$670	$(39)	$11	$642
Changes before reclassifications	$(855)	$-	$(4)	$(859)
Amounts reclassified from accumulated other comprehensive income	$-	$8	$-	$8
Current period other comprehensive income	$(855)	$8	$(4)	$(851)
Balance September 30, 2014	$(185)	$(31)	$7	$(209)

Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada, Belgium, Honduras, and Mexico, and exclude income taxes given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite time. The derivative instruments are reclassified to interest expense in our consolidated statements of operations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and June 30, 2014 (in thousands):

September 30, 2014
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$122,315	$-	$-	$122,315
Available-for-sale securities	-	12,878	-	12,878
Total	$122,315	$12,878	$-	$135,193

June 30, 2014
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$117,683	$-	$-	$117,683
Available-for-sale securities	-	18,153	-	18,153
Total	$117,683	$18,153	$-	$135,836

Cash equivalents consist of money market accounts and mutual funds in U.S. government and agency fixed income securities. We use quoted prices in active markets for identical assets or liabilities to determine fair value. There were no transfers between level 1 and level 2 during the first three months of fiscal 2015 or fiscal 2014. At September 30, 2014 and June 30, 2014, $8.0 million and $8.5 million respectively, of the cash equivalents were restricted, and classified as long-term assets.

At September 30, 2014, available-for-sale securities consist of $12.9 million in U.S. municipal bonds, and at June 30, 2014, available-for-sale securities consisted of $18.2 million in U.S. municipal bonds, all with maturities of less than two years. The bonds are rated A/A2 or better by S&P and Moodys respectively. As of September 30, 2014 and June 30, 2014, there were no material gross unrealized gains or losses on available-for-sale securities.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2014 and June 30, 2014, the contractual maturities of our available-for-sale securities were as follows:

September 30, 2014
	Cost	Estimated Fair Value
Due in one year or less	$13,119	$12,878
Due after one year through five years	$-	$-

June 30, 2014
	Cost	Estimated Fair Value
Due in one year or less	$16,049	$15,863
Due after one year through five years	$2,296	$2,290

No investments have been in a continuous loss position for more than one year, and no other-than-temporary impairments were recognized. See also Note 4, "Restricted Cash and Investments" and Note 5, "Marketable Securities".

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We measure certain assets at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. During the three months ended September 30, 2014 and 2013, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

(13)  Segment Information

Our operations are classified into two operating segments: wholesale and retail. These operating segments represent strategic business areas of our vertically integrated business which, although they operate separately and provide their own distinctive services, enable us to more efficiently control the quality and cost of our complete line of home furnishings and accents.

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

We evaluate performance of the respective segments based upon revenues and operating income. While the manner in which our home furnishings and accessories are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different. Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accents and other). The allocation of retail sales by product line is reasonably similar to that of the wholesale segment. A breakdown of wholesale sales by these product lines for the three months ended September 30, 2014 and 2013 is provided as follows:

	Three months ended
	September 30,
	2014	2013
Case Goods	36%	35%
Upholstered Products	46%	47%
Home Accents and Other	18%	18%
	100%	100%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Segment information for the three months ended September 30, 2014 and 2013 is provided below (in thousands):

	Three months ended
	September 30,
	2014	2013
Net sales:
Wholesale segment	$124,600	$113,198
Retail segment	145,043	141,827
Elimination of inter-company sales	(78,937)	(73,366)
Consolidated Total	$190,706	$181,659

Operating income:
Wholesale segment	$21,542	$16,132
Retail segment	1,762	(204)
Adjustment of inter-company profit (1)	(2,834)	16
Consolidated Total	$20,470	$15,944

Depreciation & Amortization:
Wholesale segment	$2,094	$1,891
Retail segment	2,625	2,398
Consolidated Total	$4,719	$4,289

Capital expenditures:
Wholesale segment	$3,961	$1,474
Retail segment	1,449	1,831
Acquisitions	1,991	-
Consolidated Total	$7,401	$3,305

	September 30,	June 30,
	2014	2014
Total Assets:
Wholesale segment	$343,085	$339,271
Retail segment	358,697	344,025
Inventory profit elimination (2)	(31,603)	(28,862)
Consolidated Total	$670,179	$654,434

(1)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.
(2)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14)  Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements during the three months ended September 30, 2014 that are expected to have a material effect on the Company’s financial statements.

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

The following tables set forth the condensed consolidating balance sheets as of September 30, 2014 and June 30, 2014, the condensed consolidating statements of operations for the three months ended September 30, 2014 and 2013, and the condensed consolidating statements of cash flows for the three months ended September 30, 2014 and 2013 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)
September 30, 2014

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$102,897	$7,517	$3,894	$-	$114,308
Marketable securities	-	12,878	-	-	-	12,878
Accounts receivable, net	-	14,347	304	-	-	14,651
Inventories	-	-	183,490	5,632	(31,603)	157,519
Prepaid expenses and other current assets	-	8,407	14,087	1,950	-	24,444
Intercompany receivables	-	846,615	325,820	(3,331)	(1,169,104)	-
Total current assets	-	985,144	531,218	8,145	(1,200,707)	323,800
Property, plant and equipment, net	-	8,670	260,863	16,344	-	285,877
Goodwill and other intangible assets	-	37,905	7,223	-	-	45,128
Restricted cash and investments	-	8,007	-	-	-	8,007
Other assets	-	4,990	1,705	672	-	7,367
Investment in affiliated companies	742,283	(105,855)	-	-	(636,428)	-
Total assets	$742,283	$938,861	$801,009	$25,161	$(1,837,135)	$670,179
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$-	$-	$560	$-	$-	$560
Customer deposits	-	-	62,888	3,139	-	66,027
Accounts payable	-	3,805	16,006	240	-	20,051
Accrued expenses and other current liabilities	3,604	36,962	15,591	1,781	-	57,938
Intercompany payables	363,464	(8,804)	783,438	31,006	(1,169,104)	-
Total current liabilities	367,068	31,963	878,483	36,166	(1,169,104)	144,576
Long-term debt	-	129,281	1,295	-	-	130,576
Other long-term liabilities	-	3,152	16,185	475	-	19,812
Total liabilities	367,068	164,396	895,963	36,641	(1,169,104)	294,964
Shareholders’ equity	375,215	774,465	(94,954)	(11,480)	(668,031)	375,215
Total liabilities and shareholders’ equity	$742,283	$938,861	$801,009	$25,161	$(1,837,135)	$670,179

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)
Three months ended September 30, 2014

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$122,465	$200,493	$12,156	$(144,408)	$190,706
Cost of sales	-	90,984	128,634	7,952	(141,667)	85,903
Gross profit	-	31,481	71,859	4,204	(2,741)	104,803

Selling, general and administrative expenses	45	10,741	68,466	5,081	-	84,333
Operating income (loss)	(45)	20,740	3,393	(877)	(2,741)	20,470

Interest and other income (expense)	11,924	1,315	(1)	24	(13,119)	143
Interest and other related financing costs	-	1,859	30	-	-	1,889
Income (loss) before income taxes	11,879	20,196	3,362	(853)	(15,860)	18,724
Income tax expense	-	5,531	1,232	82	-	6,845
Net income/(loss)	$11,879	$14,665	$2,130	$(935)	$(15,860)	$11,879

Three months ended September 30, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$111,523	$194,828	$10,439	$(135,131)	$181,659
Cost of sales	-	83,933	127,155	6,857	(135,029)	82,916
Gross profit	-	27,590	67,673	3,582	(102)	98,743

Selling, general and administrative expenses	45	9,632	68,165	4,957	-	82,799
Operating income (loss)	(45)	17,958	(492)	(1,375)	(102)	15,944

Interest and other income (expense)	9,079	(1,868)	-	(16)	(7,113)	82
Interest and other related financing costs	-	1,851	22	-	-	1,873
Income (loss) before income taxes	9,034	14,239	(514)	(1,391)	(7,215)	14,153
Income tax expense	-	5,058	38	23	-	5,119
Net income/(loss)	$9,034	$9,181	$(552)	$(1,414)	$(7,215)	$9,034

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
Three months ended September 30, 2014

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,900	$1,030	$1,892	$986	$-	$6,808

Cash flows from investing activities:
Capital expenditures	-	(276)	(4,933)	(201)	-	(5,410)
Acquisitions	-	-	(1,991)	-	-	(1,991)
Proceeds from the disposal of property, plant and equipment	-	953	2,352	-	-	3,305
Change in restricted cash and investments	-	500	-	-	-	500
Sales of marketable securities	-	5,075		-	-	5,075
Other	-	44	-	-	-	44
Net cash provided by (used in) investing activities	-	6,296	(4,572)	(201)	-	1,523

Cash flows from financing activities:
Payments on long-term debt	-	-	(150)	-	-	(150)
Dividends paid	(2,900)	-	-	-	-	(2,900)
Other	-	4	-	-	-	4
Net cash provided by (used in) financing activities	(2,900)	4	(150)	-	-	(3,046)

Effect of exchange rate changes on cash	-	-	-	(153)	-	(153)
Net increase (decrease) in cash and cash equivalents	-	7,330	(2,830)	632	-	5,132

Cash and cash equivalents – beginning of period	-	95,567	10,347	3,262	-	109,176
Cash and cash equivalents – end of period	$-	$102,897	$7,517	$3,894	$-	$114,308

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

(16)  Subsequent Events

On October 21, 2014, the Company entered into a five year, $150 million senior secured revolving credit and term loan facility (the “Facility”). The Facility is provided by a syndicate of two banks, and was arranged by J.P. Morgan Securities LLC and Capital One, National Association as joint lead arrangers. The new agreement amends and restates the current five-year, $50 million secured revolving credit facility.

The Facility provides a revolving credit line of up to $100 million, subject to borrowing base availability, and a term loan of up to $50 million. The Facility expires on October 21, 2019.

At the Company’s option, revolving loans under the Facility bear interest, based on the average availability, at an annual rate of either (a) the London Interbank Offered rate (“LIBOR”) plus 1.5% to 1.75%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.5% to 0.75%.

At the Company’s option, term loans under the Facility bear interest, based on the Company’s rent adjusted leverage ratio, at an annual rate of either (a) the London Interbank Offered rate (“LIBOR”) plus 1.75% to 2.25%,, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.75% to 1.25%.

The Company pays a commitment fee of 0.15% to 0.25% per annum on the unused portion of the Facility, and fees on issued letters of credit at an annual rate of 1.5% to 1.75% based on the average availability. Certain payments are restricted if the availability under the revolving credit line falls below 20% of the total revolving credit line, and subject to pro forma compliance with the fixed charge coverage ratio if applicable.

The term loan is available in a single drawing of up to $50 million on a delayed-draw basis through April 21, 2015. In order to draw on the term loan, the Company’s Senior Notes must be paid in full substantially concurrently with the making of the term loan. Quarterly installments of principal are payable on the amount borrowed under the term loan based on a straight line 15 year amortization period, with the balance due at maturity.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The Facility is secured by all property owned, leased or operated by the Company in the United States and includes certain real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends); sell certain assets; and make investments.

The Company must maintain at all times a minimum fixed charge coverage ratio of 1.0 to 1.0 for the first year and 1.1 to 1.0 all times thereafter. If the outstanding term loans are less than $25 million and the fixed charge coverage ratio equals or exceeds 1.25 to 1.0, the fixed charge coverage ratio ceases to apply and thereafter shall only be triggered if average monthly availability is less than 15% of the amount of the revolving credit line. Our fixed charge coverage ratio was 1.5 to 1.0 at September 30, 2014.

The Company intends to use the proceeds of the Facility for working capital and general corporate purposes and to refinance our Senior Notes, which are due October 1, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with (i) our Consolidated Financial Statements, and notes thereto, included in Item 1 of Part I of this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended June 30, 2014.

Forward-Looking Statements

Management's discussion and analysis of financial condition and results of operations and other sections of this Quarterly Report contain forward-looking statements relating to our future results. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to management decisions and various assumptions, risks and uncertainties, including, but not limited to: the potential effects of natural disasters affecting our suppliers or trading partners; the effects of labor strikes; weather conditions that may affect sales; volatility in fuel, utility, transportation and security costs; changes in global or regional political or economic conditions, including changes in governmental and central bank policies; changes in business conditions in the furniture industry, including changes in consumer spending patterns and demand for home furnishings; effects of our brand awareness and marketing programs, including changes in demand for our existing and new products; our ability to locate new design center sites and/or negotiate favorable lease terms for additional design centers or for the expansion of existing design centers; competitive factors, including changes in products or marketing efforts of others; pricing pressures; fluctuations in interest rates and the cost, availability and quality of raw materials; the effects of terrorist attacks or conflicts or wars involving the United States or its allies or trading partners; those matters discussed in Items 1A and 7A of our Annual Report on Form 10-K for the year ended June 30, 2014 and in our SEC filings; and our future decisions. Accordingly, actual circumstances and results could differ materially from those contemplated by the forward-looking statements.

Critical Accounting Policies

The Company’s consolidated financial statements are based on the accounting policies used. Certain accounting polices require that estimates and assumptions be made by management for use in the preparation of the financial statements. Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results and that require subjective or complex estimates by management. There have been no material changes with respect to the Company’s critical accounting policies from those disclosed in its 2014 Annual Report on Form 10-K filed with the SEC on August 15, 2014.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Overview

We are a leading interior design company and manufacturer and retailer of quality home furnishings. Founded over 80 years ago, today we’re a leading international home fashion brand doing business in North America, Europe, Asia and the Middle East. We are vertically integrated from design through delivery, affording our clientele a value equation of style, quality and price that is unique to the industry. We offer complementary interior design service to our clients and sell a full range of furniture products and decorative accents through ethanallen.com and a network of approximately 300 design centers in the United States and abroad. The design centers represent a mix of independent licensees and our own Company operated retail segment. We own and operate eight manufacturing plants including five manufacturing plants and one sawmill in the United States and a manufacturing plant in each of Mexico and Honduras.

Our business model is to maintain continued focus on (i) getting our messages across with strong advertising and marketing campaigns, (ii) capitalizing on the strength of our interior design professionals and management in our retail business, (iii) investing in new technologies across key aspects of our vertically integrated business, and (iv) leveraging the benefits of our vertical integration by maintaining our North American manufacturing capacity where we manufacture approximately 70% of our products.

Our competitive advantages arise from:

●	providing fashionable high quality products of the finest craftsmanship,

●	offering complimentary design service through an estimated 2,000 motivated interior design professionals network-wide, which we believe makes us the world’s leading interior design network,

●	our wide array of custom product offerings across our upholstery, case goods, and accent product categories,

●	enhancing our technology in all aspects of the business, and

●	leveraging our vertically integrated structure.

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

Results of Operations

In the first quarter of fiscal 2015, consolidated net sales of $190.7 million increased 5.0% compared to the first quarter of fiscal 2014. During the same period, consolidated operating margin grew to 10.7% from 8.8%, and net income improved to $0.41 from $0.31 per diluted share.

During this first quarter, our retail segment had significantly more clearance sales than in the comparable prior year period as we began making room for the newly designed products being introduced in fiscal 2015. Along with the clearance sales, many of our design centers have been and will be undergoing renovations which include new signage, flooring, paint and lighting to enhance the consumer buying experience. Our new products, many of which have been designed to be made in our North American workshops, began shipping from our wholesale segment during this first quarter.

Comparing the first quarters of fiscal 2015 and fiscal 2014, net sales improved by 2.3% in our retail segment, and by 10.1% in our wholesale segment. The ratio of retail segment net sales to consolidated net sales for the first quarter was 76.1% compared to 78.1%. The consolidated gross margin of 55.0% for the first quarter of fiscal 2015 increased from 54.4% due to the combination of these factors. In addition to this gross margin improvement, operating expenses decreased as a percentage of total net sales to 44.2% in fiscal 2015 from 45.6%.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Written orders booked by the retail segment in the first quarter of fiscal 2015 decreased by 0.7% as compared to the same quarter of fiscal 2014 reflecting the lower current year design center count and a higher ratio of clearance sales than in the prior year. Comparable written orders increased by 0.8% in the first quarter of fiscal 2015 compared to the same quarter of fiscal 2014 building upon the strong 13.8% comparable written order increase during the first quarter of fiscal 2014 over the first quarter of fiscal 2013. The retail segment undelivered backlog at September 30, 2014 is up 11.5% from June 30, 2014, and down 5.3% from September 30, 2013.

We measure the performance of our retail design centers based on net sales and written orders booked on a comparable period to period basis. Comparable design centers are those which have been operating for at least 15 months. Minimal net sales derived from the delivery of customer ordered product are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design center sales in their 13th full month of Ethan Allen-owned operations. The frequency of our promotional events as well as the timing of the end of those events can impact the orders booked during a given quarter. Our international net sales are comprised of our wholesale segment sales to independent retailers and our retail segment sales to consumers through the Company operated Design Centers. International net sales as a percent of our consolidated net sales were 12.1% for the first quarter of fiscal 2015 and 9.8% for the comparable prior year period. The following tables show selected Design Center location information.

	First quarter of Fiscal 2015			First quarter of Fiscal 2014
	Independent retailers	Company-operated	Total	Independent retailers	Company-operated	Total
Retail Design Center location activity:
Balance at beginning of period	152	143	295	148	147	295
New locations	6	-	6	2	3	5
Closures	(6)	(1)	(7)	-	(3)	(3)
Transfers	(1)	1	-	-	-	-
Balance at end of period	151	143	294	150	147	297
Relocations (in new and closures)	4	-	4	-	1	1

Retail Design Center geographic locations:
United States	59	135	194	62	139	201
International	92	8	100	88	8	96
Total	151	143	294	150	147	297

First Quarter Ended September 30, 2014 Compared to First Quarter Ended September 30, 2013

Consolidated net sales for the first quarter of fiscal 2015 increased 5.0% to $190.7 million from $181.7 million in the first quarter of fiscal 2014. The increase reflects the increased net sales in both our wholesale and retail segments.

Wholesale net sales for the first quarter of fiscal 2015 increased 10.1% to $124.6 million from $113.2 million in the first quarter of fiscal 2014, supported by increased shipments to both our domestic and international retailers. We benefitted from shipments of new product floor samples towards the end of the quarter, improved pricing during the current fiscal year quarter, and one additional independent retailer Design Centers this fiscal year.

Retail net sales from the Company’s retail segment for the first quarter of fiscal 2015 increased 2.3% to $145.0 million from $141.8 million for the first quarter of fiscal 2014. This was partly due to our promotional campaigns during the current fiscal quarter and increased clearance sales, partly offset by a reduction of four Design Centers from one year ago. Our written business (new orders booked) in the first quarter of fiscal 2015 decreased 0.7% while comparable design center written business increased 0.8% compared to the first quarter of fiscal 2014. At September 30, 2014, the retail undelivered backlog was 11.5% higher than at June 30, 2014 and 5.3% less than a year ago.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Gross profit was $104.8 million for the first quarter of fiscal 2015, up 6.1% from $98.7 million in the first quarter of fiscal 2014 due to the growth in net sales in both our wholesale and retail segments. Consolidated gross margin for the first quarter of fiscal 2015 was 55.0%, up from 54.4% for the first quarter of fiscal 2014 due to increased sales in both our wholesale and retail segments, partly offset by a lower proportion of retail segment net sales to our consolidated net sales.

Operating expenses for the first quarter of fiscal 2015 increased $1.5 million or 1.9% to $84.3 million from $82.8 million for the first quarter of fiscal 2014 with no significant changes in costs between the two quarterly periods.

Operating income and profit margin for the first quarter of fiscal 2015 was $20.5 million or 10.7% of net sales, an increase of $4.5 million or 28.4% from $15.9 million, or 8.8% of net sales for the first quarter of fiscal 2014.

Wholesale operating income for the first quarter of fiscal 2015 was $21.5 million, or 17.3% of sales, compared to $16.1 million, or 14.3% of sales, for the first quarter of fiscal 2014, improving largely due to the increase in sales.

Retail operating income for the first quarter of fiscal 2015 was $1.8 million, or 1.2% of sales, compared to an operating loss of $0.2 million, or a negative 0.1% of sales for first quarter of fiscal 2014, with the improvement in operating margin driven primarily by increased retail net sales in the current fiscal quarter.

Interest and other income was not material in either the first quarter of the current or prior fiscal year.

Interest and other related financing costs amounted to $1.9 million in the first quarters of both fiscal 2015 and 2014.

Income tax expense for the first quarter of fiscal 2015 totaled $6.8 million compared to $5.1 million for the first quarter of fiscal 2014. Our effective tax rate for the current quarter was 36.6% compared to 36.2% in the prior year quarter. The current quarter effective tax rate primarily includes tax expense on the current quarter’s net income, and tax and interest expense on uncertain tax positions. The prior period effective tax rate primarily includes the tax expense on that quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on certain retail segment deferred tax assets, partly offset by the recognition of some uncertain tax positions.

Net income for the first quarter of fiscal 2015, was $11.9 million compared to $9.0 million for the first quarter of fiscal 2014. This resulted in net income per diluted share of $0.41 for the first quarter of fiscal 2015 compared to $0.31 per diluted share for the first quarter of fiscal 2014.

Liquidity and Capital Resources

At September 30, 2014, we held unrestricted cash and cash equivalents of $114.3 million, marketable securities of $12.9 million, and restricted cash and investments of $8.0 million. At June 30, 2014, we held unrestricted cash and cash equivalents of $109.2 million, marketable securities of $18.2 million, and restricted cash and investments of $8.5 million. Our principal sources of liquidity include cash and cash equivalents, marketable securities, cash flow from operations, amounts available under our credit facility, and other borrowings.

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

We also maintain a $50 million senior secured, asset-based revolving credit facility (the “Facility”). We have not had any revolving loans under the Facility at any time. At both September 30, 2014 and June 30, 2014, there was $0.6 million of standby letters of credit outstanding under the Facility. The Facility is subject to borrowing base availability and includes a right for the Company to increase the total facility to $100 million subject to certain conditions. The Facility is secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt, engage in mergers and consolidations, make restricted payments (including dividends), sell certain assets, and make investments. Remaining availability under the Facility totaled $49.4 million at both September 30, 2014 and June 30, 2014 and as a result, covenants and other restricted payment limitations did not apply. The Facility expires March 25, 2016, or June 26, 2015 if the Senior Notes have not been refinanced prior to that date.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

On October 21, 2014, the Company entered into a five year, $150 million senior secured revolving credit and term loan facility (the “Facility”). The Facility is provided by a syndicate of two banks, and was arranged by J.P. Morgan Securities LLC and Capital One, National Association as joint lead arrangers. The new agreement amends and restates the current five-year, $50 million secured revolving credit facility.

The Facility provides a revolving credit line of up to $100 million, subject to borrowing base availability, and a term loan of up to $50 million. The Facility expires on October 21, 2019.

At the Company’s option, revolving loans under the Facility bear interest, based on the average availability, at an annual rate of either (a) the London Interbank Offered rate (“LIBOR”) plus 1.5% to 1.75%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.5% to 0.75%.

At the Company’s option, term loans under the Facility bear interest, based on the Company’s rent adjusted leverage ratio, at an annual rate of either (a) the London Interbank Offered rate (“LIBOR”) plus 1.75% to 2.25%,, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.75% to 1.25%.

The Company pays a commitment fee of 0.15% to 0.25% per annum on the unused portion of the Facility, and fees on issued letters of credit at an annual rate of 1.5% to 1.75% based on the average availability. Certain payments are restricted if the availability under the revolving credit line falls below 20% of the total revolving credit line, and subject to pro forma compliance with the fixed charge coverage ratio if applicable.

The term loan is available in a single drawing of up to $50 million on a delayed-draw basis through April 21, 2015. In order to draw on the term loan, the Company’s Senior Notes must be paid in full substantially concurrently with the making of the term loan. Quarterly installments of principal are payable on the amount borrowed under the term loan based on a straight line 15 year amortization period, with the balance due at maturity.

The Facility is secured by all property owned, leased or operated by the Company in the United States and includes certain real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends); sell certain assets; and make investments.

The Company must maintain at all times a minimum fixed charge coverage ratio of 1.0 to 1.0 for the first year and 1.1 to 1.0 all times thereafter. If the outstanding term loans are less than $25 million and the fixed charge coverage ratio equals or exceeds 1.25 to 1.0, the fixed charge coverage ratio ceases to apply and thereafter shall only be triggered if average monthly availability is less than 15% of the amount of the revolving credit line. Our fixed charge coverage ratio was 1.5 to 1.0 at September 30, 2014.

The Company intends to use the proceeds of the Facility for working capital and general corporate purposes and, prior to April 21, 2015, to refinance our Senior Notes.

At both September 30, 2014 and June 30, 2014, we were in compliance with all covenants of the Senior Notes and the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A summary of net cash provided by (used in) operating, investing, and financing activities for the three months ended September 30, 2014 and 2013 is provided below (in millions):

	Three months ended
	September 30,
	2014	2013
Operating Activities
Net income plus depreciation and amortization	$16.6	$13.3
Working capital items	(10.9)	6.9
Other operating activities	1.1	0.9
Total provided by operating activities	$6.8	$21.1

Investing Activities
Capital expenditures and acquisitions	$(7.4)	$(3.3)
Net sales of marketable securities	5.1	1.9
Other investing activities	3.8	1.4
Total provided by investing activities	$1.5	$-

Financing Activities
Payments on long-term debt and capital lease obligations	$(0.2)	$(0.1)
Payment of cash dividends	(2.9)	(2.6)
Other financing activities	-	0.1
Total used in financing activities	$(3.1)	$(2.6)

Operating Activities

In the first three months of fiscal 2015, cash of $6.8 million was provided by operating activities, a decrease of $14.3 million from the prior year comparable period. This was largely due to more cash used in fiscal year 2015 for working capital in the ordinary course of business (primarily inventories and trade payables), as well as changes to other working capital items (defined below). There was $0.2 million additional cash provided by other operating activities in fiscal 2015 than in fiscal 2014. Working capital items consist of current assets (accounts receivable, inventories, prepaid and other current assets) less current liabilities (customer deposits, payables, and accrued expenses and other current liabilities).

Investing Activities

In the first three months of fiscal 2015, $1.5 million of cash was provided by investing activities, an increase of $1.5 million from the prior year comparable period. More cash was provided in the first three months of fiscal 2015 primarily due to current fiscal year increases in both net sales of marketable securities and in net proceeds on the sale of real estate, which was partly offset by increased current fiscal year capital expenditures related to the addition of new technology in our manufacturing, acquisitions and the remodeling of our design centers taking place in conjunction with the new product launch. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities

In the first three months of fiscal 2015, $3.1 million was used in financing activities, which is $0.5 million more cash used than was used during the first three months of fiscal 2014. We paid a regular cash dividend of $0.10 per share in July 2014 and $0.09 per share in July 2013. On July 22, 2014 the Board of Directors increased the dividend payable in October 2014 to $0.12 per share. The Company has continuously paid dividends for every quarter since 1996 and we expect to continue to do so as economic conditions and liquidity permit.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

As of September 30, 2014, our outstanding debt totaled $131.1 million, which consists of $129.3 million in Senior Notes which mature in October 2015 (fiscal 2016) and $1.8 million in capital leases which mature at various times through March 2020. The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $129.9 million in fiscal 2016, $0.5 million in fiscal 2017, $0.2 million in fiscal 2018, and less than $0.1 million in fiscal 2019 and 2020. At June 30, 2014, our outstanding debt totaled $130.9 million, the current and long-term portions of which amounted to $0.5 million and $130.4 million respectively.

There has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended June 30, 2014 as filed with the SEC on August 15, 2014.

We believe that our cash flow from operations, together with our other available sources of liquidity including refinancing alternatives, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of September 30, 2014, we had working capital of $179.2 million compared to $169.6 million at June 30, 2014, an increase of $9.6 million, or 5.7%. The Company had a current ratio of 2.24 to 1 at September 30, 2014 and 2.25 to 1 at June 30, 2014.

In addition to using available cash to fund changes in working capital, capital expenditures, acquisition activity, the repayment of debt, the payment of dividends, and debt repurchases, we have been authorized by our Board of Directors to repurchase shares of our common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. All of our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity. During both three month periods ending September 30, 2014 and 2013, there were no repurchases and/or retirements of our common stock. At September 30, 2014, we had a remaining Board authorization to repurchase 1,101,490 shares of our common stock.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such program in place both at September 30, 2014 and June 30, 2014 was for our consumer credit program.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”) which was last amended effective January 2014. Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. The term of the Program Agreement ends July 31, 2019, including a provision for automatic one year renewals unless either party gives notice of termination. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of the Program Agreement also contain a right for the financial services provider to demand from the Company collateral at a variable rate based on the volume of program sales if the Company does not meet certain financial covenants. If collateral had been required, it would have been between $5 million and $10 million depending on the variable rate. As of September 30, 2014 and June 30, 2014, no collateral was required under the Program Agreement.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into and perform in accordance with the terms and conditions of a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasions, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. At both September 30, 2014 and June 30, 2014, our product warranty liability totaled $1.0 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K for the year ended June 30, 2014 as filed with the SEC on August 15, 2014.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Executive Vice President Administration and Chief Financial Officer ("CFO"), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the matters discussed in Part I, Item 3 - Legal Proceedings in our Annual Report on Form 10-K for the year ended June 30, 2014 as filed with the SEC on August 15, 2014.

Item 1A. Risk Factors

There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2014 as filed with the SEC on August 15, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser of us (as defined in Rule 10b-18(a)(3) under the Exchange Act) repurchased any shares of our common stock during the three months ended September 30, 2014. The maximum number of shares that may yet be purchased under our publicly announced repurchase program is 1,101,490.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

DATE: October 30, 2014	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: October 30, 2014	BY: /s/ Corey Whitely
Corey Whitely
Executive Vice President Administration Chief Financial Officer and Treasurer
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