Form 10-Q
period 2014-12-31
ETHAN ALLEN INTERIORS INC
filed 2015-01-28
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

At January 22, 2015, there were 28,933,451 shares of Class A Common Stock, par value $.01, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$112,942	$109,176
Marketable securities	8,865	18,153
Accounts receivable, less allowance for doubtful accounts of $1,430 at December 31, 2014 and $1,442 at June 30, 2014	10,626	12,426
Inventories	151,749	146,275
Prepaid expenses and other current assets	23,023	19,599
Total current assets	307,205	305,629

Property, plant and equipment, net	284,789	288,156
Goodwill and other intangible assets	45,128	45,128
Restricted cash and investments	8,008	8,507
Other assets	6,937	7,014
Total assets	$652,067	$654,434

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$56,282	$501
Customer deposits	52,779	59,684
Accounts payable	19,501	24,320
Accrued compensation and benefits	23,159	27,709
Accrued expenses and other current liabilities	23,215	23,833
Total current liabilities	174,936	136,047
Long-term debt	75,751	130,411
Other long-term liabilities	20,393	20,509
Total liabilities	271,080	286,967
Shareholders' equity:
Class A common stock	486	486
Additional paid-in-capital	366,358	365,733
Less: Treasury stock (at cost)	(584,041)	(584,041)
Retained earnings	599,338	584,395
Accumulated other comprehensive income	(1,438)	642
Total Ethan Allen Interiors Inc. shareholders' equity	380,703	367,215
Noncontrolling interests	284	252
Total shareholders' equity	380,987	367,467
Total liabilities and shareholders' equity	$652,067	$654,434

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

 (In thousands, except per share data)

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013
Net sales	$197,067	$193,104	$387,773	$374,763
Cost of sales	90,993	87,105	176,896	170,021
Gross profit	106,074	105,999	210,877	204,742
Selling, general and administrative expenses	88,414	86,149	172,747	168,948
Operating income	17,660	19,850	38,130	35,794
Interest and other income	89	43	232	125
Interest and other related financing costs	1,882	1,871	3,771	3,744
Income before income taxes	15,867	18,022	34,591	32,175
Income tax expense	5,829	6,467	12,674	11,586
Net income	$10,038	$11,555	$21,917	$20,589

Per share data:
Basic earnings per common share:
Net income per basic share	$0.35	$0.40	$0.76	$0.71
Basic weighted average common shares	28,930	28,916	28,929	28,913
Diluted earnings per common share:
Net income per diluted share	$0.34	$0.39	$0.75	$0.70
Diluted weighted average common shares	29,295	29,292	29,272	29,290

Comprehensive income:
Net income	$10,038	$11,555	$21,917	$20,589
Other comprehensive income
Currency translation adjustment	(1,231)	(71)	(2,086)	(16)
Other	22	42	38	60
Other comprehensive income net of tax	(1,209)	(29)	(2,048)	44
Comprehensive income	$8,829	$11,526	$19,869	$20,633

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

 (In thousands)

	Six months ended
	December 31,
	2014	2013
Operating activities:
Net income	$21,917	$20,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,394	8,699
Compensation expense related to share-based payment awards	629	693
Provision (benefit) for deferred income taxes	914	(463)
Loss on disposal of property, plant and equipment	2,843	557
Other	(47)	354

Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	1,362	1,523
Inventories	(4,869)	(2,708)
Prepaid and other current assets	(2,611)	602
Customer deposits	(7,674)	(6,920)
Accounts payable	(4,819)	(1,084)
Accrued expenses and other current liabilities	(5,876)	(1,260)
Other assets and liabilities	(703)	2,024
Net cash provided by operating activities	10,460	22,606

Investing activities:
Proceeds from the disposal of property, plant & equipment	6,849	771
Change in restricted cash and investments	499	498
Capital expenditures	(13,115)	(8,558)
Acquisitions	(1,991)	-
Purchases of marketable securities	-	(15,716)
Sales of marketable securities	8,930	10,723
Other investing activities	90	175
Net cash provided by (used in) investing activities	1,262	(12,107)

Financing activities:
Payments on long-term debt and capital lease obligations	(288)	(238)
Payment of cash dividends	(6,381)	(5,502)
Payment of deferred financing costs	(1,020)	-
Other financing activities	122	221
Net cash provided by (used in) financing activities	(7,567)	(5,519)
Effect of exchange rate changes on cash	(389)	22
Net increase in cash & cash equivalents	3,766	5,002
Cash & cash equivalents at beginning of period	109,176	72,601
Cash & cash equivalents at end of period	$112,942	$77,603

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Six Months Ended December 31, 2014

(Unaudited)

(In thousands)

				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Treasury	Comprehensive	Retained	Controlling
	Stock	Capital	Stock	Income	Earnings	Interests	Total
Balance at June 30, 2014	$486	$365,733	$(584,041)	$642	$584,395	$252	$367,467

Stock issued on share-based awards	-	111	-	-	-	-	111

Compensation expense associated with share-based awards	-	629	-	-	-	-	629

Tax benefit associated with exercise of share based awards	-	(115)	-	-	-	-	(115)

Dividends declared on common stock	-	-	-	-	(6,974)	-	(6,974)

Comprehensive income	-	-	-	(2,080)	21,917	32	19,869
Balance at December 31, 2014	$486	$366,358	$(584,041)	$(1,438)	$599,338	$284	$380,987

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2014.

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination in such domestic and foreign jurisdictions. As of December 31, 2014, the Company and certain subsidiaries are currently under audit in the U.S. from 2008 through 2013. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant. It is reasonably possible that some of these audits may be completed during the next twelve months. It is reasonable to expect that various issues relating to uncertain tax benefits will be resolved within the next twelve months as exams are completed or as statutes expire and will impact the effective tax rate.

The Company’s consolidated effective tax rate was 36.7% and 36.6% for the three and six months ended December 31, 2014, and 35.9% and 36.0% for the three and six months ended December 31, 2013, respectively. The current year effective tax rate primarily includes tax expense on the current year net income, and tax and interest expense on uncertain tax positions. The prior year effective tax rate primarily includes the tax expense on that year’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on certain retail segment deferred tax assets, partly offset by the reversal and recognition of some uncertain tax positions.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4)	Restricted Cash and Investments

At December 31, 2014 and June 30, 2014, we held $8.0 million and $8.5 million respectively, of restricted cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation insurance and other insurance. These funds can be invested in high quality money market mutual funds, U.S. Treasuries and U.S. Government agency fixed income instruments, and cannot be withdrawn without the prior written consent of the secured party. These assets are carried at cost, which approximates market value and are classified as long-term assets because they are not expected to be used within one year to fund operations. See also Note 12, “Fair Value Measurements".

(5)	Marketable Securities

At December 31, 2014 and June 30, 2014, the Company held marketable securities of $8.9 million and $18.2 million respectively, classified as current assets, consisting of U.S. municipal and corporate bonds with maturities ranging from less than one year to less than two years, which were rated A+/A2 or better by the rating services Standard & Poors (“S&P”) and Moodys Investors Service (“Moodys”) respectively. There were no material realized or unrealized gains or losses for the three or six months ended December 31, 2014 and December 31, 2013. We do not believe there are any impairments considered to be other than temporary at December 31, 2014. See also Note 12, “Fair Value Measurements".

(6)	Inventories

Inventories at December 31, 2014 and June 30, 2014 are summarized as follows (in thousands):

	December 31,	June 30,
	2014	2014

Finished goods	$117,933	$116,377
Work in process	10,791	8,355
Raw materials	25,829	24,347
Valuation allowance	(2,804)	(2,804)
	$151,749	$146,275

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7)	Borrowings

Total debt obligations at December 31, 2014 and June 30, 2014 consist of the following (in thousands):

	December 31,	June 30,
	2014	2014
Short-term debt obligations:
Current maturities of long-term debt	$808	$501
5.375% Senior Notes due 2015	129,307	-
Amounts reclassified to long-term debt	(73,833)	-
Total current	$56,282	$501

Short-term borrowings, reclassified	$73,833	$-
5.375% Senior Notes due 2015	-	129,255
Capital leases	2,726	1,657
	76,559	130,912
Less current maturities	(808)	(501)
Total long-term	$75,751	$130,411

In September 2005, we issued $200.0 million in ten-year senior unsecured notes due October 1, 2015 (the "Senior Notes"). The Senior Notes were issued by Global, bearing an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1. We have used the net proceeds of $198.4 million to improve our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes. In fiscal years 2011 through 2013, the Company repurchased an aggregate $70.6 million of the Senior Notes in several unsolicited transactions. At December 31, 2014 we have reclassified $73.8 million of short-term debt to long-term based on our intent and ability to refinance a portion of the Senior Notes on a long-term basis.

On October 21, 2014, the Company entered into a five year, $150 million senior secured revolving credit and term loan facility (the “Facility”). The new agreement amended and restated the previous five-year, $50 million secured revolving credit facility in its entirety. The Facility, which expires on October 21, 2019, provides a term loan of up to $50 million and a revolving credit line of up to $100 million, subject to borrowing base availability.

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

The Company pays a commitment fee of 0.15% to 0.25% per annum on the unused portion of the Facility, and fees on issued letters of credit at an annual rate of 1.5% to 1.75% based on the average availability. Certain payments are restricted if the availability under the revolving credit line falls below 20% of the total revolving credit line, and the Company is subject to pro forma compliance with the fixed charge coverage ratio if applicable.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Company must maintain at all times a minimum fixed charge coverage ratio of 1.0 to 1.0 for the first year and 1.1 to 1.0 all times thereafter. If the outstanding term loans are less than $25 million and the fixed charge coverage ratio equals or exceeds 1.25 to 1.0, the fixed charge coverage ratio ceases to apply and thereafter shall only be triggered if average monthly availability is less than 15% of the amount of the revolving credit line. Our fixed charge coverage ratio was 1.3 to 1.0 at December 31, 2014.

The Company intends to use the proceeds of the Facility for working capital and general corporate purposes and to refinance our Senior Notes, which are due October 1, 2015. At December 31, 2014, there was $0.3 million of standby letters of credit outstanding under the Facility and total availability under the Facility of $149.7 million.

The Facility replaced a $50 million senior secured, asset-based revolving credit facility (the “Prior Facility”) which was in effect on June 30, 2014, and which would have expired March 25, 2016, or June 26, 2015 if the Senior Notes had not been refinanced prior to that date. At June 30, 2014, there was $0.6 million of standby letters of credit outstanding under the Prior Facility. The Prior Facility was secured by all property owned, leased or operated by the Company in the United States excluding any real property owned by the Company and contained customary covenants limiting the Company’s ability to incur debt, engage in mergers and consolidations, make restricted payments (including dividends), sell certain assets, and make investments. Remaining availability under the Prior Facility totaled $49.4 million at June 30, 2014 and as a result, covenants and other restricted payment limitations did not apply.

At both December 31, 2014 and June 30, 2014, we were in compliance with all covenants of the Senior Notes and the credit facilities.

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

During the six months ended December 31, 2014, the Company awarded options to purchase 26,316 shares of our common stock. Awarded options had an exercise price per share of $22.80, a grant date fair value of $10.44 and vest over three years. During the six months ended December 31, 2014, options covering 211,475 shares of common stock were cancelled, primarily due to the expiration of their 10 year terms. At December 31, 2014, there are 1,546,037 shares of common stock available for future issuance pursuant to the 1992 Stock Option Plan.

(10)	Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013
Weighted average common shares outstanding for basic calculation	28,930	28,916	28,929	28,913
Effect of dilutive stock options and other share-based awards	365	376	343	377
Weighted average common shares outstanding adjusted for dilution calculation	29,295	29,292	29,272	29,290

As of December 31, 2014 and 2013, stock options to purchase 396,792 and 485,942 common shares, respectively, were excluded from the respective diluted earnings per share calculations because their impact was anti-dilutive.

(11)	Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the year to date period ended December 31, 2014 (in thousands):

	Foreign		Unrealized
	currency		gains and
	translation	Derivative	losses on
	adjustments	instruments	investments	Total
Balance June 30, 2014	$670	$(39)	$11	$642
Changes before reclassifications	$(2,086)	$-	$(10)	$(2,096)
Amounts reclassified from accumulated other comprehensive income	$-	$16	$-	$16
Current period other comprehensive income	$(2,086)	$16	$(10)	$(2,080)
Balance December 31, 2014	$(1,416)	$(23)	$1	$(1,438)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and June 30, 2014 (in thousands):

December 31, 2014
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$120,950	$-	$-	$120,950
Available-for-sale securities	-	8,865	-	8,865
Total	$120,950	$8,865	$-	$129,815

June 30, 2014
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$117,683	$-	$-	$117,683
Available-for-sale securities	-	18,153	-	18,153
Total	$117,683	$18,153	$-	$135,836

Cash equivalents consist of money market accounts and mutual funds in U.S. government and agency fixed income securities. We use quoted prices in active markets for identical assets or liabilities to determine fair value. There were no transfers between level 1 and level 2 during the first six months of fiscal 2015 or fiscal 2014. At December 31, 2014 and June 30, 2014, $8.0 million and $8.5 million respectively, of the cash equivalents were restricted, and classified as long-term assets.

At December 31, 2014, available-for-sale securities consist of $8.9 million in U.S. municipal bonds, and at June 30, 2014, available-for-sale securities consisted of $18.2 million in U.S. municipal bonds, all with maturities of less than two years. The bonds are rated A+/A2 or better by S&P and Moodys respectively. As of December 31, 2014 and June 30, 2014, there were no material gross unrealized gains or losses on available-for-sale securities.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

As of December 31, 2014 and June 30, 2014, the contractual maturities of our available-for-sale securities were as follows:

December 31, 2014
	Cost	Estimated Fair Value
Due in one year or less	$9,087	$8,865
Due after one year through five years	$-	$-

June 30, 2014
	Cost	Estimated Fair Value
Due in one year or less	$16,049	$15,863
Due after one year through five years	$2,296	$2,290

No investments have been in a continuous loss position for more than one year, and no other-than-temporary impairments were recognized. See also Note 4, "Restricted Cash and Investments" and Note 5, "Marketable Securities".

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We measure certain assets at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. During the six months ended December 31, 2014 and 2013, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

We evaluate performance of the respective segments based upon revenues and operating income. While the manner in which our home furnishings and accessories are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different. Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accents and other). The allocation of retail sales by product line is reasonably similar to that of the wholesale segment. A breakdown of wholesale sales by these product lines for the three and six months ended December 31, 2014 and 2013 is provided as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013
Case Goods	32%	33%	34%	34%
Upholstered Products	49%	51%	47%	49%
Home Accents and Other	19%	16%	19%	17%
	100%	100%	100%	100%

Segment information for the three and six months ended December 31, 2014 and 2013 is provided below (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013
Net sales:
Wholesale segment	$116,210	$113,133	$240,810	$226,331
Retail segment	153,207	151,496	298,250	293,323
Elimination of inter-company sales	(72,350)	(71,525)	(151,287)	(144,891)
Consolidated Total	$197,067	$193,104	$387,773	$374,763

Operating income:
Wholesale segment	$13,155	$14,366	$34,697	$30,498
Retail segment	2,953	4,206	4,715	4,002
Adjustment of inter-company profit (1)	1,552	1,278	(1,282)	1,294
Consolidated Total	$17,660	$19,850	$38,130	$35,794

Depreciation & Amortization:
Wholesale segment	$1,995	$1,915	$4,089	$3,806
Retail segment	2,680	2,495	5,305	4,893
Consolidated Total	$4,675	$4,410	$9,394	$8,699

Capital expenditures:
Wholesale segment	$3,048	$3,018	$7,009	$4,492
Retail segment	4,657	2,235	6,106	4,066
Acquisitions	-	-	1,991	-
Consolidated Total	$7,705	$5,253	$15,106	$8,558

	December 31,	June 30,
	2014	2014
Total Assets:
Wholesale segment	$330,770	$339,271
Retail segment	350,864	344,025
Inventory profit elimination (2)	(29,567)	(28,862)
Consolidated Total	$652,067	$654,434

(1)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.
(2)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14)	Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements during the six months ended December 31, 2014 that are expected to have a material effect on the Company’s financial statements.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables set forth the condensed consolidating balance sheets as of December 31, 2014 and June 30, 2014, the condensed consolidating statements of operations for the three and six months ended December 31, 2014 and 2013, and the condensed consolidating statements of cash flows for the six months ended December 31, 2014 and 2013 of the Parent, the Issuer, the Guarantors and the Non-Guarantors.

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

December 31, 2014

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$103,727	$5,971	$3,244	$-	$112,942
Marketable securities	-	8,865	-	-	-	8,865
Accounts receivable, net	-	10,361	265	-	-	10,626
Inventories	-	-	175,436	5,880	(29,567)	151,749
Prepaid expenses and other current assets	-	10,213	10,880	1,930	-	23,023
Intercompany receivables	-	854,758	332,230	(3,412)	(1,183,576)	-
Total current assets	-	987,924	524,782	7,642	(1,213,143)	307,205
Property, plant and equipment, net	-	8,158	260,009	16,622	-	284,789
Goodwill and other intangible assets	-	37,905	7,223	-	-	45,128
Restricted cash and investments	-	8,008	-	-	-	8,008
Other assets	-	4,628	1,687	622	-	6,937
Investment in affiliated companies	751,476	(104,740)	-	-	(646,736)	-
Total assets	$751,476	$941,883	$793,701	$24,886	$(1,859,879)	$652,067
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$-	$55,474	$808	$-	$-	$56,282
Customer deposits	-	-	49,469	3,310	-	52,779
Accounts payable	-	4,532	14,701	268	-	19,501
Accrued expenses and other current liabilities	3,613	30,039	11,108	1,614	-	46,374
Intercompany payables	366,876	(8,804)	792,251	33,253	(1,183,576)	-
Total current liabilities	370,489	81,241	868,337	38,445	(1,183,576)	174,936
Long-term debt	-	73,833	1,918	-	-	75,751
Other long-term liabilities	-	3,976	15,969	448	-	20,393
Total liabilities	370,489	159,050	886,224	38,893	(1,183,576)	271,080
Shareholders’ equity	380,987	782,833	(92,523)	(14,007)	(676,303)	380,987
Total liabilities and shareholders’ equity	$751,476	$941,883	$793,701	$24,886	$(1,859,879)	$652,067

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Three months ended December 31, 2014

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$114,191	$206,620	$10,365	$(134,109)	$197,067
Cost of sales	-	87,625	132,434	7,079	(136,145)	90,993
Gross profit	-	26,566	74,186	3,286	2,036	106,074

Selling, general and administrative expenses	45	13,351	70,395	4,623	-	88,414
Operating income (loss)	(45)	13,215	3,791	(1,337)	2,036	17,660

Interest and other income (expense)	10,083	1,143	2	59	(11,198)	89
Interest and other related financing costs	-	1,868	14	-	-	1,882
Income (loss) before income taxes	10,038	12,490	3,779	(1,278)	(9,162)	15,867
Income tax expense	-	4,443	1,368	18	-	5,829

Net income/(loss)	$10,038	$8,047	$2,411	$(1,296)	$(9,162)	$10,038

Three months ended December 31, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$111,305	$207,100	$10,502	$(135,803)	$193,104
Cost of sales	-	85,483	132,002	6,882	(137,262)	87,105
Gross profit	-	25,822	75,098	3,620	1,459	105,999

Selling, general and administrative expenses	45	11,910	69,174	5,020	-	86,149
Operating income (loss)	(45)	13,912	5,924	(1,400)	1,459	19,850

Interest and other income (expense)	11,600	2,498	(43)	(22)	(13,990)	43
Interest and other related financing costs	-	1,850	21	-	-	1,871
Income (loss) before income taxes	11,555	14,560	5,860	(1,422)	(12,531)	18,022
Income tax expense	-	4,419	2,059	(11)	-	6,467

Net income/(loss)	$11,555	$10,141	$3,801	$(1,411)	$(12,531)	$11,555

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

Six months ended December 31, 2014

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$236,656	$407,113	$22,521	$(278,517)	$387,773
Cost of sales	-	178,609	261,068	15,031	(277,812)	176,896
Gross profit	-	58,047	146,045	7,490	(705)	210,877

Selling, general and administrative expenses	90	24,092	138,861	9,704	-	172,747
Operating income (loss)	(90)	33,955	7,184	(2,214)	(705)	38,130

Interest and other income (expense)	22,007	2,458	1	83	(24,317)	232
Interest and other related financing costs	-	3,727	44	-	-	3,771
Income (loss) before income taxes	21,917	32,686	7,141	(2,131)	(25,022)	34,591
Income tax expense	-	9,974	2,600	100	-	12,674

Net income/(loss)	$21,917	$22,712	$4,541	$(2,231)	$(25,022)	$21,917

Six months ended December 31, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$222,828	$401,928	$20,941	$(270,934)	$374,763
Cost of sales	-	169,416	259,157	13,739	(272,291)	170,021
Gross profit	-	53,412	142,771	7,202	1,357	204,742

Selling, general and administrative expenses	90	21,542	137,339	9,977	-	168,948
Operating income (loss)	(90)	31,870	5,432	(2,775)	1,357	35,794

Interest and other income (expense)	20,679	630	(43)	(38)	(21,103)	125
Interest and other related financing costs	-	3,701	43	-	-	3,744
Income (loss) before income taxes	20,589	28,799	5,346	(2,813)	(19,746)	32,175
Income tax expense	-	9,477	2,097	12	-	11,586

Net income/(loss)	$20,589	$19,322	$3,249	$(2,825)	$(19,746)	$20,589

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

Six months ended December 31, 2014

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$6,270	$(3,476)	$5,766	$1,900	$-	$10,460

Cash flows from investing activities:
Capital expenditures	-	(501)	(11,085)	(1,529)	-	(13,115)
Acquisitions	-	-	(1,991)	-	-	(1,991)
Proceeds from the disposal of property, plant and equipment	-	3,627	3,222	-	-	6,849
Change in restricted cash and investments	-	499	-	-	-	499
Sales of marketable securities	-	8,930	-	-	-	8,930
Other	-	90	-	-	-	90
Net cash provided by (used in) investing activities	-	12,645	(9,854)	(1,529)	-	1,262

Cash flows from financing activities:
Payments on long-term debt	-	-	(288)	-	-	(288)
Dividends paid	(6,381)	-	-	-	-	(6,381)
Increase in deferred financing costs	-	(1,020)	-	-	-	(1,020)
Other	111	11	-	-	-	122
Net cash provided by (used in) financing activities	(6,270)	(1,009)	(288)	-	-	(7,567)

Effect of exchange rate changes on cash	-	-	-	(389)	-	(389)
Net increase (decrease) in cash and cash equivalents	-	8,160	(4,376)	(18)	-	3,766

Cash and cash equivalents – beginning of period	-	95,567	10,347	3,262	-	109,176
Cash and cash equivalents – end of period	$-	$103,727	$5,971	$3,244	$-	$112,942

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

Six months ended December 31, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$5,316	$16,056	$608	$626	$-	$22,606

Cash flows from investing activities:
Capital expenditures	-	(201)	(7,946)	(411)	-	(8,558)
Acquisitions	-	-	-	-	-	-
Proceeds from the disposal of property, plant and equipment	-	19	752	-	-	771
Change in restricted cash and investments	-	498	-	-	-	498
Purchases of marketable securities	-	(15,716)	-	-	-	(15,716)
Sales of marketable securities	-	10,723	-	-	-	10,723
Other	-	175	-	-	-	175
Net cash provided by (used in) investing activities	-	(4,502)	(7,194)	(411)	-	(12,107)

Cash flows from financing activities:
Payments on long-term debt	-	-	(238)	-	-	(238)
Dividends paid	(5,502)	-	-	-	-	(5,502)
Other	186	35	-	-	-	221
Net cash provided by (used in) financing activities	(5,316)	35	(238)	-	-	(5,519)

Effect of exchange rate changes on cash	-	-	-	22	-	22
Net increase (decrease) in cash and cash equivalents	-	11,589	(6,824)	237	-	5,002

Cash and cash equivalents – beginning of period	-	57,307	12,463	2,831	-	72,601
Cash and cash equivalents – end of period	$-	$68,896	$5,639	$3,068	$-	$77,603

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(16)	Subsequent Events

On January 28, 2014, the Company amended its five-year, $150 million senior secured revolving credit and term loan facility with J.P.Morgan Chase Bank, N.A. and Capital One, National Association.

The Amended Facility increased the revolving credit portion by $15 million, and reduced the term loan portion by $15 million. The Amended Facility provides a revolving credit line of up to $115 million, subject to borrowing base availability, and a term loan of up to $35 million.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Results of Operations

In the second quarter of fiscal 2015, consolidated net sales of $197.1 million increased 2.1% compared to the second quarter of fiscal 2014. During the same period, consolidated operating margin decreased to 9.0% from 10.3%, and net income decreased to $0.34 from $0.39 per diluted share impacted from the transition that was taking place this quarter as our new product merchandising programs were implemented across the enterprise.

During this second quarter, our retail segment had significantly more clearance sales than in the comparable prior year period as we continued selling off floor samples at a discount to make room for the newly designed products being introduced in fiscal 2015. Along with the clearance sales, many of our design centers were undergoing renovations which include new signage, flooring, paint, fixtures and lighting to enhance the consumer buying experience, the majority of which were completed this quarter. Our new products, many of which have been designed to be made in our North American workshops, began shipping from our wholesale segment during our first quarter of fiscal 2015, and were substantially completed and on the display floors during this quarter.

Comparing the second quarters of fiscal 2015 and fiscal 2014, net sales improved by 1.1% in our retail segment, and by 2.7% in our wholesale segment. The ratio of retail segment net sales to consolidated net sales for the second quarter was 77.7% compared to 78.5%. The consolidated gross margin was 53.8% for the second quarter of fiscal 2015 compared to 54.9%, and operating expenses as a percentage of total net sales was 44.9% in fiscal 2015 compared to 44.6%.

Written orders booked by the retail segment in the second quarter of fiscal 2015 increased by 7.8% as compared to the same quarter of fiscal 2014 which we believe reflects the positive consumer response to our new product offerings, which offset a lower current year design center count and a higher ratio of clearance sales than in the prior year. Comparable written orders increased by 8.4% in the second quarter of fiscal 2015 compared to the same quarter of fiscal 2014.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We measure the performance of our retail design centers based on net sales and written orders booked on a comparable period to period basis. Comparable design centers are those which have been operating for at least 15 months. Minimal net sales derived from the delivery of customer ordered product are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design center sales in their 13th full month of Ethan Allen-owned operations. The frequency of our promotional events as well as the timing of the end of those events can impact the orders booked during a given quarter. Our international net sales are comprised of our wholesale segment sales to independent retailers and our retail segment sales to consumers through the Company operated Design Centers. International net sales as a percent of our consolidated net sales were 10.7% for the second quarter of fiscal 2015 and 9.9% for the comparable prior year period. The following tables show selected Design Center location information.

	Year-to-date Fiscal 2015			Year-to-date Fiscal 2014
	Independent retailers	Company- operated	Total	Independent retailers	Company- operated	Total
Retail Design Center location activity:
Balance at beginning of period	152	143	295	148	147	295
New locations	14	1	15	5	7	12
Closures	(11)	(2)	(13)	(5)	(7)	(12)
Transfers	(2)	2	-	-	-	-
Balance at end of period	153	144	297	148	147	295
Relocations (in new and closures)	6	1	7	-	4	4

Retail Design Center geographic locations:
United States	58	135	193	61	139	200
International	95	9	104	87	8	95
Total	153	144	297	148	147	295

Second Quarter Ended December 31, 2014 Compared to Second Quarter Ended December 31, 2013

Consolidated net sales for the second quarter of fiscal 2015 increased 2.1% to $197.1 million from $193.1 million in the second quarter of fiscal 2014. Net sales increased in both our wholesale and retail segments.

Wholesale net sales for the second quarter of fiscal 2015 increased 2.7% to $116.2 million from $113.1 million in the second quarter of fiscal 2014. We benefited this fiscal year from new products , improved pricing, and five additional independent retailer Design Centers.

Retail net sales from the Company’s retail segment for the second quarter of fiscal 2015 increased 1.1% to $153.2 million from $151.5 million for the second quarter of fiscal 2014. This was partly due to our promotional campaigns during the current fiscal year quarter and increased clearance sales, partly offset by a reduction of three Design Centers from one year ago. Our written business (new orders booked) in the second quarter of fiscal 2015 increased 7.8% while comparable design center written business increased 8.4% compared to the second quarter of fiscal 2014. At December 31, 2014, the retail undelivered backlog was 0.7% higher than a year ago.

Gross profit was $106.1 million for the second quarter of fiscal 2015, slightly up from $106.0 million in the second quarter of fiscal 2014 with growth in net sales in both our wholesale and retail segments. Consolidated gross margin for the second quarter of fiscal 2015 was 53.8%, down from 54.9% for the second quarter of fiscal 2014. Gross margin was impacted due to inefficiencies in our manufacturing related to startup of the new product production, winding down old product production, and increased clearance sales in our retail segment. A lower proportion of retail segment net sales to our consolidated net sales also contributed to a lower consolidated margin. This was partly offset by intercompany profit released by retail sales.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Operating expenses for the second quarter of fiscal 2015 increased $2.3 million or 2.6% to $88.4 million from $86.1 million for the second quarter of fiscal 2014 due primarily to variable cost increases on the 2.1% increase in sales, loss on the sale of real estate, and additional advertising expense and costs associated with the new product launch.

Operating income and profit margin for the second quarter of fiscal 2015 was $17.7 million or 9.0% of net sales, a decrease of $2.2 million or 11.0% from $19.9 million, or 10.3% of net sales for the second quarter of fiscal 2014.

Wholesale operating income for the second quarter of fiscal 2015 was $13.2 million, or 11.3% of sales, compared to $14.4 million, or 12.7% of sales, for the second quarter of fiscal 2014, decreasing largely due to the loss on the sale of real estate and manufacturing inefficiencies.

Retail operating income for the second quarter of fiscal 2015 was $3.0 million, or 1.9% of sales, compared to $4.2 million, or 2.8% of sales for second quarter of fiscal 2014, with a lower operating margin driven primarily by increased operating expenses and clearance product discounts associated with the new product launch.

Interest and other income was not material in either the second quarter of the current or prior fiscal year.

Interest and other related financing costs amounted to $1.9 million in the second quarters of both fiscal 2015 and 2014.

Income tax expense for the second quarter of fiscal 2015 totaled $5.8 million compared to $6.5 million for the second quarter of fiscal 2014. Our effective tax rate for the current quarter was 36.7% compared to 35.9% in the prior year quarter. The current quarter effective tax rate primarily includes tax expense on the current quarter’s net income, and tax and interest expense on uncertain tax positions. The prior period effective tax rate primarily includes the tax expense on that quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on certain retail segment deferred tax assets, partly offset by the recognition of some uncertain tax positions.

Net income for the second quarter of fiscal 2015, was $10.0 million compared to $11.6 million for the second quarter of fiscal 2014. This resulted in net income per diluted share of $0.34 for the second quarter of fiscal 2015 compared to $0.39 per diluted share for the second quarter of fiscal 2014.

Six Months Ended December 31, 2014 Compared to Six Months Ended December 31, 2013

Consolidated net sales for the six months ended December 31, 2014 increased 3.5% to $387.8 million from $374.8 million for the six months ended December 31, 2013. The increase reflects the increased net sales in both our wholesale and retail segments.

Wholesale net sales for the six months ended December 31, 2014 increased 6.4% to $240.8 million from $226.3 million in the prior year comparable period, supported by increased shipments to both our domestic and international retailers. We benefitted from shipments of new product floor samples, improved pricing during the current fiscal year, and five additional independent retailer Design Centers this fiscal year.

Retail net sales from the Company’s retail segment for the six months ended December 31, 2014 increased 1.7% to $298.3 million from $293.3 million for the prior year comparable period. This was partly due to our promotional campaigns during the current fiscal year quarter and increased clearance sales, partly offset by a slight reduction in Design Centers from one year ago. Our written business (new orders booked) in the first six months of fiscal 2015 increased 3.0% while comparable design center written business increased 4.1% compared to the comparable period of fiscal 2014.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Gross profit was $210.9 million for the six months ended December 31, 2014, up 3.0% from $204.7 million in the prior year comparable period due to the growth in net sales in both our wholesale and retail segments. Consolidated gross margin for the first six months of fiscal 2015 was 54.4%, down slightly from 54.6% for the first six months of fiscal 2014. The reduction was due to increased clearance sales associated with our new product launch, an increase in intercompany profit eliminated due to a year to date retail inventory increase, and a lower proportion of retail segment net sales to our consolidated net sales and manufacturing inefficiencies due to the product transition.

Operating expenses for the first six months of fiscal 2015 increased $3.8 million or 2.2% to $172.7 million from $168.9 million in the prior year comparable period due primarily to loss on the sale of real estate and expenses associated with the new product transition.

Operating income and profit margin for the first six months of fiscal 2015 was $38.1 million or 9.8% of net sales, an increase of $2.3 million or 6.5% from $35.8 million, or 9.6% of net sales for the first six months of fiscal 2014.

Wholesale operating income for the six months ended December 31, 2014 was $34.7 million, or 14.4% of sales, compared to $30.5 million, or 13.5% of sales, in the prior year comparable period, improving largely due to the increase in sales.

Retail operating income for the six months ended December 31, 2014 was $4.7 million, or 1.6% of sales, compared to $4.0 million, or 1.4% of sales in the prior year comparable period, with the improvement in operating margin driven primarily by increased retail net sales.

Interest and other income was not material in either the first six months of the current or prior fiscal year.

Interest and other related financing costs amounted to $3.8 million in the first six months of fiscal 2015 and $3.7 million in the first six months of fiscal 2014.

Income tax expense for the first six months ended December 31, 2014 totaled $12.6 million compared to $11.6 million for the six months ended December 31, 2013. Our effective tax rate for the current fiscal year was 36.6% compared to 36.0% in the prior fiscal year. The current year effective tax rate primarily includes tax expense on the current net income, and tax and interest expense on uncertain tax positions. The prior period effective tax rate primarily includes the tax expense on that periods net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on certain retail segment deferred tax assets, partly offset by the recognition of some uncertain tax positions.

Net income for the six months ended December 31, 2014, was $22.0 million compared to $20.6 million in the prior year comparable period. This resulted in net income per diluted share of $0.75 for the period ended December 31, 2014 compared to $0.70 per diluted share for the period ended December 31, 2013.

Liquidity and Capital Resources

At December 31, 2014, we held unrestricted cash and cash equivalents of $112.9 million, marketable securities of $8.9 million, and restricted cash and investments of $8.0 million. At June 30, 2014, we held unrestricted cash and cash equivalents of $109.2 million, marketable securities of $18.2 million, and restricted cash and investments of $8.5 million. Our principal sources of liquidity include cash and cash equivalents, marketable securities, cash flow from operations, amounts available under our credit facility, and other borrowings.

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

On October 21, 2014, the Company entered into a five year, $150 million senior secured revolving credit and term loan facility (the “Facility”). The Facility is provided by a syndicate of two banks, and was arranged by J.P. Morgan Securities LLC and Capital One, National Association as joint lead arrangers. The new agreement amended and restated the current five-year, $50 million secured revolving credit facility in its entirety.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The Facility provides a term loan of up to $50 million and a revolving credit line of up to $100 million, subject to borrowing base availability. The Facility expires on October 21, 2019.

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

The Company must maintain at all times a minimum fixed charge coverage ratio of 1.0 to 1.0 for the first year and 1.1 to 1.0 all times thereafter. If the outstanding term loans are less than $25 million and the fixed charge coverage ratio equals or exceeds 1.25 to 1.0, the fixed charge coverage ratio ceases to apply and thereafter shall only be triggered if average monthly availability is less than 15% of the amount of the revolving credit line. Our fixed charge coverage ratio was 1.3 to 1.0 at December 31, 2014.

The Company intends to use the proceeds of the Facility for working capital and general corporate purposes and, prior to April 21, 2015, to refinance our Senior Notes, which are due October 1, 2015. If the Company redeems in full the Senior Notes prior to maturity, the note holders are entitled to reimbursement of the present value of interest to maturity at an applicable discount rate. At December 31, 2014, the unredeemed amount of the notes was $129.4 million, and the applicable discount rate was 0.28%.

At both December 31, 2014 and June 30, 2014, we were in compliance with all covenants of the Senior Notes and the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A summary of net cash provided by (used in) operating, investing, and financing activities for the six months ended December 31, 2014 and 2013 is provided below (in millions):

	Six months ended
	December 31,
	2014	2013
Operating Activities
Net income plus depreciation and amortization	$31.3	$29.3
Working capital items	(24.5)	(9.9)
Other operating activities	3.7	3.2
Total provided by operating activities	$10.5	$22.6

Investing Activities
Capital expenditures and acquisitions	$(15.1)	$(8.6)
Net sales of marketable securities	8.9	(5.0)
Other investing activities	7.5	1.5
Total provided by investing activities	$1.3	$(12.1)

Financing Activities
Payments on long-term debt and capital lease obligations	$(0.3)	$(0.2)
Payment of deferred financing costs	(1.0)	-
Payment of cash dividends	(6.4)	(5.5)
Other financing activities	0.1	0.2
Total used in financing activities	$(7.6)	$(5.5)

Operating Activities

In the first six months of fiscal 2015, cash of $10.5 million was provided by operating activities, a decrease of $12.1 million from the prior year comparable period. This was largely due to more cash used in fiscal year 2015 for working capital in the ordinary course of business (primarily inventories and trade payables and accrued expenses), as well as changes to other working capital items (defined below). There was $0.5 million less cash provided by other operating activities in fiscal 2015 than in fiscal 2014. Working capital items consist of current assets (accounts receivable, inventories, prepaid and other current assets) less current liabilities (customer deposits, payables, and accrued expenses and other current liabilities).

Investing Activities

In the first six months of fiscal 2015, $1.3 million of cash was provided by investing activities, an increase of $13.4 million from the prior year comparable period. More cash was provided in the first six months of fiscal 2015 primarily due to current fiscal year increases in both net sales of marketable securities and in net proceeds on the sale of real estate, which was partly offset by increased current fiscal year capital expenditures related to the addition of new technology in our manufacturing, acquisitions and the remodeling of our design centers taking place in conjunction with the new product launch. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities

In the first six months of fiscal 2015, $7.6 million was used in financing activities, which is $2.1 million more cash used than was used during the first six months of fiscal 2014. This was primarily due to dividends paid, and costs to refinance the Facility. Two quarterly dividends were paid in the first six months of fiscal 2015 with a 20% dividend increase from $0.10 to $0.12 per share paid in October 2014. The Company has continuously paid dividends for every quarter since 1996 and we expect to continue to do so as economic conditions and liquidity permit.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

As of December 31, 2014, our outstanding debt totaled $132.0 million, which consists of $129.3 million in Senior Notes which mature in October 2015 and $2.7 million in capital leases which mature at various times through March 2020. The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $130.2 million in fiscal 2016, $0.9 million in fiscal 2017, $0.5 million in fiscal 2018, $0.1 million in fiscal 2019 and 2020. At June 30, 2014, our outstanding debt totaled $130.9 million, the current and long-term portions of which amounted to $0.5 million and $130.4 million respectively.

There has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended June 30, 2014 as filed with the SEC on August 15, 2014.

We believe that our cash flow from operations, together with our other available sources of liquidity including the Facility and refinancing alternatives, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of December 31, 2014, we had working capital of $132.3 million compared to $169.6 million at June 30, 2014, a decrease of $37.3 million, or 22.0%. This is primarily due to our Senior Notes becoming due in less than one year, offset by a reclassification to long-term the portion of the Senior Notes that we have the intent and ability to refinance on a long term basis. The Company had a current ratio of 1.76 to 1 at December 31, 2014 and 2.25 to 1 at June 30, 2014.

In addition to using available cash to fund changes in working capital, capital expenditures, acquisition activity, the repayment of debt, the payment of dividends, and debt repurchases, we have been authorized by our Board of Directors to repurchase shares of our common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. All of our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity. During both six month periods ending December 31, 2014 and 2013, there were no repurchases and/or retirements of our common stock. At December 31, 2014, we had a remaining Board authorization to repurchase 1,101,490 shares of our common stock.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such program in place both at December 31, 2014 and June 30, 2014 was for our consumer credit program.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”) which was last amended effective January 2014. Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. The term of the Program Agreement ends July 31, 2019, including a provision for automatic one year renewals unless either party gives notice of termination. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of the Program Agreement also contain a right for the financial services provider to demand from the Company collateral at a variable rate based on the volume of program sales if the Company does not meet certain financial covenants. If collateral had been required, it would have been between $5 million and $10 million depending on the variable rate. As of December 31, 2014 and June 30, 2014, no collateral was required under the Program Agreement.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into and perform in accordance with the terms and conditions of a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasions, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. At both December 31, 2014 and June 30, 2014, our product warranty liability totaled $1.0 million.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Executive Vice President Administration and Chief Financial Officer ("CFO"), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser of us (as defined in Rule 10b-18(a)(3) under the Exchange Act) repurchased any shares of our common stock during the six months ended December 31, 2014. The maximum number of shares that may yet be purchased under our publicly announced repurchase program is 1,101,490.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 5. Other Information

Item 1.01     Entry into a Material Definitive Agreement

On January 28, 2015, the Company amended its five-year, $150 million senior secured revolving credit and term loan facility with J.P.Morgan Chase Bank, N.A. and Capital One, National Association.

The Amended Facility increased the revolving credit portion by $15 million, and reduced the term loan portion by $15 million. The Amended Facility provides a revolving credit line of up to $115 million, subject to borrowing base availability, and a term loan of up to $35 million.

Item 2.03     Creation of a Direct Financial Obligation or an Obligation under an Off Balance Sheet Arrangement of a Registrant

The disclosure set forth under Item 1.01 above is incorporated by reference into this item 2.03. On January 28, 2015 there were $0.3 million in outstanding letters of credit, and no borrowings under the Facility described in Item 1.01 above.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Description

10.1

Amendment No. 1, dated as of January 28, 2015, to the Amended and Restated Credit Agreement dated as of October 21, 2014 among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P.Morgan Chase Bank, N.A. and Capital One, National Association (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed with the SEC on January 28, 2015).

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

ETHAN ALLEN INTERIORS INC.

(Registrant)

DATE: January 28, 2015	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: January 28, 2015	BY: /s/ Corey Whitely
Corey Whitely
Executive Vice President Administration Chief Financial Officer and Treasurer
(Principal Financial Officer)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1

Amendment No. 1, dated as of January 28, 2015, to the Amended and Restated Credit Agreement dated as of October 21, 2014 among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P.Morgan Chase Bank, N.A. and Capital One, National Association (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed with the SEC on January 28, 2015).

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