Form 10-Q
period 2015-03-31
ETHAN ALLEN INTERIORS INC
filed 2015-04-27
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

At April 17, 2015, there were 28,948,784 shares of Class A Common Stock, par value $.01, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	March 31, 2015	June 30, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,436	$109,176
Marketable securities	6,379	18,153
Accounts receivable, less allowance for doubtful accounts of $1,292 at March 31, 2015 and $1,442 at June 30, 2014	16,280	12,426
Inventories	154,933	146,275
Prepaid expenses and other current assets	29,315	19,599
Total current assets	265,343	305,629

Property, plant and equipment, net	283,531	288,156
Goodwill and other intangible assets	45,128	45,128
Restricted cash and investments	8,009	8,507
Other assets	7,027	7,014
Total assets	$609,038	$654,434

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$2,778	$501
Customer deposits	66,630	59,684
Accounts payable	18,900	24,320
Accrued compensation and benefits	24,076	27,709
Accrued expenses and other current liabilities	24,169	23,833
Total current liabilities	136,553	136,047
Long-term debt	75,044	130,411
Other long-term liabilities	21,318	20,509
Total liabilities	232,915	286,967
Shareholders' equity:
Class A common stock	489	486
Additional paid-in-capital	371,279	365,733
Less: Treasury stock (at cost)	(591,908)	(584,041)
Retained earnings	598,385	584,395
Accumulated other comprehensive income	(2,386)	642
Total Ethan Allen Interiors Inc. shareholders' equity	375,859	367,215
Noncontrolling interests	264	252
Total shareholders' equity	376,123	367,467
Total liabilities and shareholders' equity	$609,038	$654,434

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
Net sales	$173,259	$173,061	$561,032	$547,824
Cost of sales	79,149	79,931	256,045	249,952
Gross profit	94,110	93,130	304,987	297,872
Selling, general and administrative expenses	84,884	83,578	257,631	252,526
Operating income	9,226	9,552	47,356	45,346
Interest and other income (expense)	(3,594)	103	(3,362)	228
Interest and other related financing costs	1,699	1,870	5,470	5,614
Income before income taxes	3,933	7,785	38,524	39,960
Income tax expense	1,397	2,527	14,071	14,113
Net income	$2,536	$5,258	$24,453	$25,847

Per share data:
Basic earnings per common share:
Net income per basic share	$0.09	$0.18	$0.85	$0.89
Basic weighted average common shares	28,925	28,920	28,927	28,916
Diluted earnings per common share:
Net income per diluted share	$0.09	$0.18	$0.84	$0.88
Diluted weighted average common shares	29,242	29,271	29,262	29,284

Comprehensive income:
Net income	$2,536	$5,258	$24,453	$25,847
Other comprehensive income
Currency translation adjustment	(972)	142	(3,058)	126
Other	29	31	67	91
Other comprehensive income (loss) net of tax	(943)	173	(2,991)	217
Comprehensive income	$1,593	$5,431	$21,462	$26,064

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended
	March 31,
	2015	2014
Operating activities:
Net income	$24,453	$25,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,214	13,276
Compensation expense related to share-based payment awards	945	990
Provision (benefit) for deferred income taxes	1,783	(1,382)
Restructuring and impairment charge, net	784	-
Loss on disposal of property, plant and equipment	2,858	2,164
Other	2,881	425

Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(4,292)	(3,726)
Inventories	(8,053)	(7,799)
Prepaid and other current assets	(9,416)	613
Customer deposits	6,177	6,102
Accounts payable	(5,395)	1,112
Accrued expenses and other current liabilities	(4,491)	288
Other assets and liabilities	3	2,109
Net cash provided by operating activities	22,451	40,019

Investing activities:
Proceeds from the disposal of property, plant & equipment	6,849	2,667
Change in restricted cash and investments	498	6,526
Capital expenditures	(17,528)	(12,588)
Acquisitions	(1,991)	-
Purchases of marketable securities	-	(17,500)
Sales of marketable securities	11,320	12,323
Other investing activities	129	253
Net cash provided by (used in) investing activities	(723)	(8,319)

Financing activities:
Borrowings on revolving credit and term loan facilities	75,000	-
Payments on long-term debt and capital lease obligations	(133,459)	(358)
Purchases and retirements of company stock	(2,791)	-
Payment of cash dividends	(9,864)	(8,399)
Payment of deferred financing costs	(1,456)	-
Other financing activities	687	314
Net cash provided by (used in) financing activities	(71,883)	(8,443)
Effect of exchange rate changes on cash	(585)	(54)
Net increase (decrease) in cash & cash equivalents	(50,740)	23,203
Cash & cash equivalents at beginning of period	109,176	72,601
Cash & cash equivalents at end of period	$58,436	$95,804

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Nine Months Ended March 31, 2015

(Unaudited)

(In thousands)

				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Treasury	Comprehensive	Retained	Controlling
	Stock	Capital	Stock	Income	Earnings	Interests	Total
Balance at June 30, 2014	$486	$365,733	$(584,041)	$642	$584,395	$252	$367,467

Stock issued on share-based awards	3	4,112	-	-	-	-	4,115

Compensation expense associated with share-based awards	-	945	-	-	-	-	945

Tax benefit associated with exercise of share based awards	-	489	-	-	-	-	489

Purchase/retirement of company stock	-	-	(7,867)	-	-	-	(7,867)

Dividends declared on common stock	-	-	-	-	(10,463)	-	(10,463)

Capital distribution	-	-	-	-	-	(25)	(25)

Comprehensive income	-	-	-	(3,028)	24,453	37	21,462
Balance at March 31, 2015	$489	$371,279	$(591,908)	$(2,386)	$598,385	$264	$376,123

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

Our consolidated financial statements include the accounts of an entity in which we are a majority shareholder and have the power to direct the activities that most significantly impact the entity’s performance. Noncontrolling interest amounts in the entity are immaterial and included in the Consolidated Statement of Comprehensive Income within interest and other income (expense).

(2)	Interim Financial Presentation

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2014.

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination in such domestic and foreign jurisdictions. As of March 31, 2015, the Company and certain subsidiaries are currently under audit in the U.S. from 2008 through 2013. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant. It is reasonably possible that some of these audits may be completed during the next twelve months. It is reasonable to expect that various issues relating to uncertain tax benefits will be resolved within the next twelve months as exams are completed or as statutes expire and will impact the effective tax rate.

The Company’s consolidated effective tax rate was 35.5% and 36.5% for the three and nine months ended March 31, 2015, and 32.5% and 35.3% for the three and nine months ended March 31, 2014, respectively. The current year effective tax rate primarily includes tax expense on the current year net income, and tax and interest expense on uncertain tax positions. The prior year effective tax rate primarily includes the tax expense on that year’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on certain retail segment deferred tax assets, partly offset by the reversal and recognition of some uncertain tax positions.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4)	Restricted Cash and Investments

At March 31, 2015 and June 30, 2014, we held $8.0 million and $8.5 million respectively, of restricted cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation insurance and other insurance. These funds can be invested in high quality money market mutual funds, U.S. Treasuries and U.S. Government agency fixed income instruments, and cannot be withdrawn without the prior written consent of the secured party. These assets are carried at cost, which approximates market value and are classified as long-term assets because they are not expected to be used within one year to fund operations. See also Note 12, “Fair Value Measurements".

(5)	Marketable Securities

At March 31, 2015 and June 30, 2014, the Company held marketable securities of $6.4 million and $18.2 million respectively, classified as current assets, consisting of U.S. municipal bonds with maturities ranging from less than one year to less than two years, which were rated A+/A2 or better by the rating services Standard & Poors (“S&P”) and Moodys Investors Service (“Moodys”) respectively. There were no material realized or unrealized gains or losses for the three or nine months ended March 31, 2015 and March 31, 2014. We do not believe there are any impairments considered to be other than temporary at March 31, 2015. See also Note 12, “Fair Value Measurements".

(6)	Inventories

Inventories at March 31, 2015 and June 30, 2014 are summarized as follows (in thousands):

	March 31,	June 30,
	2015	2014

Finished goods	$120,399	$116,377
Work in process	10,831	8,355
Raw materials	26,692	24,347
Valuation allowance	(2,989)	(2,804)
	$154,933	$146,275

(7)	Borrowings

Total debt obligations at March 31, 2015 and June 30, 2014 consist of the following (in thousands):

	March 31,	June 30,
	2015	2014

Revolving Credit Facility due 10/21/2019	$40,000	$-
Term Loan due 10/21/2019	35,000	-
5.375% Senior Notes due 2015	-	129,255
Capital leases	2,822	1,657
Total debt	77,822	130,912
Less current maturities	2,778	501
Total long-term	$75,044	$130,411

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

In September 2005, we issued $200.0 million in ten-year senior unsecured notes due October 1, 2015 (the "Senior Notes"). The Senior Notes were issued by Global, bearing an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1. We have used the net proceeds of $198.4 million to improve our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes. In fiscal years 2011 through 2013, the Company repurchased an aggregate $70.6 million of the Senior Notes in several unsolicited transactions. On March 18, 2015, we repaid the remaining balance of $129.4 million, accrued interest of $3.2 million, and a “make whole” payment of $3.5 million, funded with $61.1 million from the Company’s existing cash balances, and $75 million from our senior secured revolving credit and term loan facility. In connection with this early redemption, the Company incurred a $3.7 million pre-tax charge, consisting of the “make whole” payment along with unamortized balances of bond discount and other costs. This charge is classified within the Consolidated Statements of Comprehensive Income under Interest and Other Income (Expense).

The Company entered into a five year, $150 million senior secured revolving credit and term loan facility on October 21, 2014, as amended January 28, 2015 (the “Facility”). The Facility amended and restated the previous five-year, $50 million secured revolving credit facility in its entirety. The Facility, which expires on October 21, 2019, provides a term loan of up to $35 million and a revolving credit line of up to $115 million, subject to borrowing base availability. During March 2015, we requested $35 million of the term loan and $40 million of the revolving credit line be paid directly to the trustee, and along with our available cash we fully redeemed our Senior Notes. We classified the term loan and revolving credit borrowings as both a source and use of cash from financing activities. We also incurred financing costs of $1.5 million under the Facility, which are being amortized by the straight-line method, which approximates the interest method, over the remaining life of the Facility.

At the Company’s option, revolving loans under the Facility bear interest, based on the average availability, at an annual rate of either (a) the London Interbank Offered rate (“LIBOR”) plus 1.5% to 1.75%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.5% to 0.75%. At March 31, 2015 the annual interest rate in effect on the revolving loan was 1.8125%.

At the Company’s option, term loans under the Facility bear interest, based on the Company’s rent adjusted leverage ratio, at an annual rate of either (a) the London Interbank Offered rate (“LIBOR”) plus 1.75% to 2.25%,, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.75% to 1.25%. At March 31, 2015 the annual interest rate in effect on the term loan was 1.9375%.

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

Quarterly installments of principal on the term loan are payable based on a straight line 15 year amortization period, with the balance due at maturity. The Company does not expect to repay the revolving credit portion of the Facility within the next year.

The Facility is secured by all property owned, leased or operated by the Company in the United States and includes certain real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends); sell certain assets; and make investments.

The Company must maintain at all times a minimum fixed charge coverage ratio of 1.0 to 1.0 for the first year and 1.1 to 1.0 all times thereafter. If the outstanding term loans are less than $17.5 million and the fixed charge coverage ratio equals or exceeds 1.25 to 1.0, the fixed charge coverage ratio ceases to apply and thereafter shall only be triggered if average monthly availability is less than 15% of the amount of the revolving credit line. Our applicable fixed charge coverage ratio was 1.3 to 1.0 at March 31, 2015.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Company intends to use the Facility for working capital and general corporate purposes, in addition to the refinancing of our Senior Notes which occurred in March 2015. At March 31, 2015, there was $0.2 million of standby letters of credit outstanding under the Facility and total availability under the Facility of $74.8 million.

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

At both March 31, 2015 and June 30, 2014, we were in compliance with all covenants of the Senior Notes and the credit facilities.

The following table summarizes, as of March 31, 2015, the timing of cash payments related to our outstanding long-term debt obligations for the remaining three months of fiscal 2015, and each of the five fiscal years subsequent to June 30, 2015, and thereafter (in thousands).

Periods ending June 30,
2015	$252
2016	3,341
2017	3,304
2018	2,816
2019	2,396
2020	2,380
2021 and thereafter	63,333
Total scheduled debt payments	$77,822

(8)	Litigation

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

All options are issued at the closing stock price on each grant date, and have a contractual term of 10 years. A summary of stock option activity occurring during the nine months ended March 31, 2015 is presented below:

Options	Shares
Outstanding - June 30, 2014	1,323,376
Granted	26,316
Exercised	(306,716)
Canceled (forfeited/expired)	(212,625)
Outstanding - March 31, 2015	830,351
Exercisable - March 31, 2015	500,777

At March 31, 2015, there were 1,547,187 shares of common stock available for future issuance pursuant to the 1992 Stock Option Plan.

(10)	Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
Weighted average common shares outstanding for basic calculation	28,925	28,920	28,927	28,916
Effect of dilutive stock options and other share-based awards	317	351	335	368
Weighted average common shares outstanding adjusted for dilution calculation	29,242	29,271	29,262	29,284

As of March 31, 2015 and 2014, stock options to purchase 422,658 and 620,392 common shares, respectively, were excluded from the respective diluted earnings per share calculations because their impact was anti-dilutive.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11)	Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the year to date period ended March 31, 2015 (in thousands):

	Foreign		Unrealized
	currency		gains and
	translation	Derivative	losses on
	adjustments	instruments	investments	Total
Balance June 30, 2014	$670	$(39)	$11	$642
Changes before reclassifications	$(3,058)	$-	$(9)	$(3,067)
Amounts reclassified from accumulated other comprehensive income	$-	$39	$-	$39
Current period other comprehensive income	$(3,058)	$39	$(9)	$(3,028)
Balance March 31, 2015	$(2,388)	$-	$2	$(2,386)

Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada, Belgium, Honduras, and Mexico, and exclude income taxes given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite time. The derivative instruments were reclassified to other income (expense) in our consolidated statements of operations in the quarter ended March 31, 2015 due to the extinguishment of our Senior Notes.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and June 30, 2014 (in thousands):

March 31, 2015
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$66,445	$-	$-	$66,445
Available-for-sale securities	-	6,379	-	6,379
Total	$66,445	$6,379	$-	$72,824

June 30, 2014
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$117,683	$-	$-	$117,683
Available-for-sale securities	-	18,153	-	18,153
Total	$117,683	$18,153	$-	$135,836

Cash equivalents consist of money market accounts and mutual funds in U.S. government and agency fixed income securities. We use quoted prices in active markets for identical assets or liabilities to determine fair value. There were no transfers between level 1 and level 2 during the first nine months of fiscal 2015 or fiscal 2014. At March 31, 2015 and June 30, 2014, $8.0 million and $8.5 million, respectively, of the cash equivalents were restricted, and classified as long-term assets.

At March 31, 2015, available-for-sale securities consist of $6.4 million in U.S. municipal bonds, and at June 30, 2014, available-for-sale securities consisted of $18.2 million in U.S. municipal bonds. The bonds are rated A+/A2 or better by S&P and Moodys, respectively. As of March 31, 2015 and June 30, 2014, there were no material gross unrealized gains or losses on available-for-sale securities.

As of March 31, 2015 and June 30, 2014, the contractual maturities of our available-for-sale securities were as follows:

March 31, 2015
	Cost	Estimated Fair Value
Due in one year or less	$6,582	$6,379
Due after one year through five years	$-	$-

June 30, 2014
	Cost	Estimated Fair Value
Due in one year or less	$16,049	$15,863
Due after one year through five years	$2,296	$2,290

No investments have been in a continuous loss position for more than one year, and no other-than-temporary impairments were recognized. See also Note 4, "Restricted Cash and Investments" and Note 5, "Marketable Securities".

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We measure certain assets at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the nine months ended March 31, 2014, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis. During the third quarter of fiscal 2015, we determined that certain long-lived assets of our retail design centers in Belgium were impaired, and an impairment charge of $0.8 million was recorded. The Company’s decision during the quarter to exit the lease in Brussels led to our re-evaluation of the future cash flows of that asset group over a shorter useful life than previously expected.

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

We evaluate performance of the respective segments based upon revenues and operating income. While the manner in which our home furnishings and accessories are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different. Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accents and other). The allocation of retail sales by product line is reasonably similar to that of the wholesale segment. A breakdown of wholesale sales by these product lines for the three and nine months ended March 31, 2015 and 2014 is provided as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
Case Goods	35%	38%	34%	35%
Upholstered Products	48%	46%	48%	48%
Home Accents and Other	17%	16%	18%	17%
	100%	100%	100%	100%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Segment information for the three and nine months ended March 31, 2015 and 2014 is provided below (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
Net sales:
Wholesale segment	$112,265	$111,143	$353,075	$337,474
Retail segment	129,460	131,813	427,710	425,136
Elimination of inter-company sales	(68,466)	(69,895)	(219,753)	(214,786)
Consolidated Total	$173,259	$173,061	$561,032	$547,824

Operating income:
Wholesale segment	$14,450	$13,009	$49,147	$43,507
Retail segment	(5,126)	(1,591)	(411)	2,411
Adjustment of inter-company profit (1)	(98)	(1,866)	(1,380)	(572)
Consolidated Total	$9,226	$9,552	$47,356	$45,346

Depreciation & Amortization:
Wholesale segment	$1,942	$2,018	$6,031	$5,824
Retail segment	2,878	2,559	8,183	7,452
Consolidated Total	$4,820	$4,577	$14,214	$13,276

Capital expenditures:
Wholesale segment	$1,349	$1,991	$8,358	$6,483
Retail segment	3,064	2,039	9,170	6,105
Acquisitions	-	-	1,991	-
Consolidated Total	$4,413	$4,030	$19,519	$12,588

	March 31,	June 30,
	2015	2014
Total Assets:
Wholesale segment	$282,521	$339,271
Retail segment	356,921	344,025
Inventory profit elimination (2)	(30,404)	(28,862)
Consolidated Total	$609,038	$654,434

(1)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.
(2)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(14)	Recently Issued Accounting Pronouncements

On April 7, 2015 the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard will classify debt issuance costs as a deduction from the debt liability. Currently these costs are classified as assets. There will be no effect on the consolidated statements of comprehensive income upon adoption of the ASU. The ASU is effective for the Company beginning in July 2016, and early adoption is permitted. The Company is currently evaluating the effect on the Company’s financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(15)	Subsequent Events

On April 13, 2015 the Board of Directors added two million shares to its authorization to repurchase common stock. The maximum number of shares that may yet be purchased under our publicly announced repurchase program is 2,997,724 shares.

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

Results of Operations

In the third quarter of fiscal 2015, consolidated net sales of $173.3 million increased 0.1% compared to the third quarter of fiscal 2014. During the same period, consolidated operating margin decreased to 5.3% from 5.5%, and net income decreased to $0.09 from $0.18 per diluted share. We continued in the third quarter implementing many initiatives as we undergo a major transition to new products and merchandising programs across the enterprise. We also experienced the impact during this third quarter from the inclement weather, especially in the Northeast and mid-Atlantic regions. The continued strengthening of the U.S. dollar over the Canadian dollar and euro had a negative impact on sales in our retail segment.

During each quarter this fiscal year, our retail segment had significantly more clearance sales than in the comparable prior year period as we sell off floor samples at a discount to make room for the newly designed products, which impacted both retail sales and gross margin. We anticipate higher clearance sales to continue for the next two quarters as we make room for the second and third phases of the product refresh that began in the first half of fiscal 2015. The gross margin of our wholesale segment improved over the second quarter of fiscal 2015 as we increased our efficiency in manufacturing the newly designed products in our North American workshops.

During the third quarter of fiscal 2015 we reduced the future carrying cost of our debt substantially by extinguishing our $129.4 million face value of 5.375% Senior Notes, funded by drawing $75.0 million from our credit facility, and using cash from operations for the balance. During the quarter we also repurchased 103,766 shares of our common stock for approximately $2.8 million.

Comparing the third quarters of fiscal 2015 and fiscal 2014, net sales decreased by 1.8% in our retail segment, and increased by 1.0% in our wholesale segment. The ratio of retail segment net sales to consolidated net sales for the third quarter was 74.7% compared to 76.2%. The consolidated gross margin was 54.3% for the third quarter of fiscal 2015 compared to 53.8%, and operating expenses as a percentage of total net sales was 49.0% in the third quarter of fiscal 2015 compared to 48.3%.

Written orders booked by the retail segment in the third quarter of fiscal 2015 decreased by 0.7% as compared to the same quarter of fiscal 2014, and though we are receiving positive consumer response to our new product offerings, it was not enough to offset greater clearance sales than in the prior year and negative impact from the weather, especially in the Northeast and mid-Atlantic regions where we have a heavier concentration of retail design centers. Comparable written orders decreased by 0.4% in the third quarter of fiscal 2015 compared to the same quarter of fiscal 2014. We operate eight design centers in Canada and Europe, and the strengthening of the U.S. dollar to the Canadian dollar and euro resulted in an average decrease for the retail segment of 0.7% in net sales and written orders, and a 0.6% decrease in comparable orders during the quarter.

We measure the performance of our retail design centers based on net sales and written orders booked on a comparable period to period basis. Comparable design centers are those which have been operating for at least 15 months. Minimal net sales derived from the delivery of customer ordered product are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design center sales in their 13th full month of Ethan Allen-owned operations. The frequency of our promotional events as well as the timing of the end of those events can impact the orders booked during a given quarter. Our international net sales are comprised of our wholesale segment sales to independent retailers and our retail segment sales to consumers through the Company operated Design Centers. International net sales as a percent of our consolidated net sales were 13.6% for the third quarter of fiscal 2015 and 11.5% for the comparable prior year period. The following tables show selected Design Center location information.

	Year-to-date Fiscal 2015			Year-to-date Fiscal 2014
	Independent retailers	Company-operated	Total	Independent retailers	Company-operated	Total
Retail Design Center location activity:
Balance at beginning of period	152	143	295	148	147	295
New locations	17	3	20	9	9	18
Closures	(12)	(4)	(16)	(6)	(11)	(17)
Transfers	(2)	2	-	-	-	-
Balance at end of period	155	144	299	151	145	296
Relocations (in new and closures)	6	2	8	-	6	6

Retail Design Center geographic locations:
United States	58	136	194	61	137	198
International	97	8	105	90	8	98
Total	155	144	299	151	145	296

Third Quarter Ended March 31, 2015 Compared to Third Quarter Ended March 31, 2014

Consolidated net sales for the third quarter of fiscal 2015 increased 0.1% to $173.3 million from $173.1 million in the third quarter of fiscal 2014. Net sales increased in our wholesale segment and decreased in our retail segment.

Wholesale net sales for the third quarter of fiscal 2015 increased 1.0% to $112.3 million from $111.1 million in the third quarter of fiscal 2014. We benefited this fiscal year from new products, improved pricing, and four additional independent retailer Design Centers.

Retail net sales from the Company’s retail segment for the third quarter of fiscal 2015 decreased 1.8% to $129.5 million from $131.8 million for the third quarter of fiscal 2014. This was partly due to our increased clearance sales, and by a net reduction of one Design Center from one year ago. We were also negatively impacted by severe winter weather in our Northeast and mid-Atlantic regions. Our written business (new orders booked) in the third quarter of fiscal 2015 decreased 0.7% while comparable design center written business decreased 0.4% compared to the third quarter of fiscal 2014. At March 31, 2015, the retail undelivered backlog was 1.4% higher than a year ago.

Gross profit was $94.1 million for the third quarter of fiscal 2015, slightly up from $93.1 million in the third quarter of fiscal 2014 with growth in our wholesale segment partly offset by our retail segment. Consolidated gross margin for the third quarter of fiscal 2015 was 54.3%, up from 53.8% for the third quarter of fiscal 2014. The sales increase led to gross profit improvement in our wholesale segment, partly offset by continued clearance sales in our retail segment and a lower proportion of retail segment net sales to our consolidated net sales. There was a higher deferral of intercompany profit in the prior year, due to a higher increase of inventory in the prior year than in the current year, which also contributed to a higher consolidated gross margin in the current fiscal year.

Operating expenses for the third quarter of fiscal 2015 increased $1.3 million, or 1.6%, to $84.9 million from $83.6 million for the third quarter of fiscal 2014 due primarily to administrative cost increases related to the addition of retail management and designers, and costs associated with the new product launch, and an asset impairment, partly offset by a reduction in losses on the sale of real estate.

Operating income and profit margin for the third quarter of fiscal 2015 was $9.2 million, or 5.3% of net sales, a decrease of $0.3 million, or 3.4%, from $9.6 million, or 5.5% of net sales for the third quarter of fiscal 2014.

Wholesale operating income for the third quarter of fiscal 2015 was $14.5 million, or 12.9% of sales, compared to $13.0 million, or 11.7% of sales, for the third quarter of fiscal 2014, increasing largely due to some improvement in sales.

Retail operating loss for the third quarter of fiscal 2015 was $5.2 million, or 4.0% of sales, compared to a loss of $1.6 million, or 1.2% of sales for the third quarter of fiscal 2014, with a lower operating margin driven primarily by lower gross margin due to lower sales, increased clearance product discounts associated with the new product launch, increased operating expenses including an asset impairment, partly offset by a reduction in losses on the sale of real estate.

Interest and other income (expense) in the current quarter included a loss on the early extinguishment of our Senior Notes in March 2015 of $3.7 million, which consisted of a $3.5 million “make whole” payment, and the write-off of unamortized balances of original issue discount, deferred financing fees and derivative instruments for the balance.

Interest and other related financing costs were approximately $0.2 million lower in the third quarter of fiscal 2015 than in the third quarter of fiscal 2014. The early extinguishment of our Senior Notes reduced the amount of interest beginning March 18, 2015. Interest expense on the Senior Notes had been $1.8 million per quarter, or 5.7% annually on the face value of the Senior Notes. Future interest expense will vary depending on variable interest rates and amounts borrowed under our credit facility.

Income tax expense for the third quarter of fiscal 2015 totaled $1.4 million compared to $2.5 million for the third quarter of fiscal 2014. Our effective tax rate for the current quarter was 35.5% compared to 32.5% in the prior year quarter. The current quarter effective tax rate primarily includes tax expense on the current quarter’s net income, and tax and interest expense on uncertain tax positions. The prior period effective tax rate primarily includes the tax expense on that quarter’s net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on certain retail segment deferred tax assets, partly offset by the recognition of some uncertain tax positions.

Net income for the third quarter of fiscal 2015, was $2.5 million compared to $5.3 million for the third quarter of fiscal 2014. This resulted in net income per diluted share of $0.09 for the third quarter of fiscal 2015 compared to $0.18 per diluted share for the third quarter of fiscal 2014.

Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014

Consolidated net sales for the nine months ended March 31, 2015 increased 2.4% to $561.0 million from $547.8 million for the nine months ended March 31, 2014. The increase reflects the increased net sales in both our wholesale and retail segments.

Wholesale net sales for the nine months ended March 31, 2015 increased 4.6% to $353.1 million from $337.5 million in the prior year comparable period. We benefitted from shipments of new product floor samples, improved pricing during the current fiscal year, and four additional independent retailer Design Centers this fiscal year.

Retail net sales from the Company’s retail segment for the nine months ended March 31, 2015 increased 0.6% to $427.7 million from $425.1 million for the prior year comparable period. Sales growth was negatively impacted by the major product transition creating disruption on the floors including increased clearance sales, and by a slight reduction in Design Centers from one year ago. Our written business (new orders booked) in the first nine months of fiscal 2015 increased 1.6% while comparable design center written business increased 2.5% compared to the comparable period of fiscal 2014.

Gross profit was $305.0 million for the nine months ended March 31, 2015, up 2.4% from $297.9 million in the prior year comparable period due to the growth in net sales in both our wholesale and retail segments. Consolidated gross margin for the first nine months of fiscal 2015 was 54.4%, even with the first nine months of fiscal 2014.

Operating expenses for the first nine months of fiscal 2015 increased $5.1 million, or 2.0%, to $257.6 million from $252.5 million in the prior year comparable period due primarily to administrative cost increases and costs associated with the new product launch, and an asset impairment.

Operating income and profit margin for the first nine months of fiscal 2015 was $47.4 million, or 8.4% of net sales, an increase of $2.0 million, or 4.4%, from $45.3 million, or 8.3% of net sales for the first nine months of fiscal 2014.

Wholesale operating income for the nine months ended March 31, 2015 was $49.1 million, or 13.9% of sales, compared to $43.5 million, or 12.9% of sales, in the prior year comparable period, improving due to the increases in sales and operating efficiency.

Retail operating income for the nine months ended March 31, 2015 was a loss of $0.4 million, or 0.1% of sales, compared to income of $2.4 million, or 0.6% of sales in the prior year comparable period, with an increase in operating costs due to costs associated with the new product launch, and an asset impairment.

Interest and other income (expense) for the first nine months of fiscal 2015 included a loss on the early extinguishment of our Senior Notes in the quarter ended March 2015 of $3.7 million, which consisted of a $3.5 million “make whole” payment, and the write off of unamortized balances of original issue discount, deferred financing fees and derivative instruments.

Income tax expense for the first nine months ended both March 31, 2015 and March 31, 2014 totaled $14.1 million. Our effective tax rate for the current fiscal year was 36.5% compared to 35.3% in the prior fiscal year. The current year effective tax rate primarily includes tax expense on the current net income, and tax and interest expense on uncertain tax positions. The prior period effective tax rate primarily includes the tax expense on that periods net income, interest expense on uncertain tax positions, and the impact of maintaining valuation allowances on certain retail segment deferred tax assets, partly offset by the recognition of some uncertain tax positions.

Net income for the nine months ended March 31, 2015, was $24.5 million compared to $25.8 million in the prior year comparable period. This resulted in net income per diluted share of $0.84 for the period ended March 31, 2015 compared to $0.88 per diluted share for the period ended March 31, 2014.

Liquidity and Capital Resources

At March 31, 2015, we held unrestricted cash and equivalents of $58.4 million, marketable securities of $6.4 million, and restricted cash and investments of $8.0 million. At June 30, 2014, we held unrestricted cash and cash equivalents of $109.2 million, marketable securities of $18.2 million, and restricted cash and investments of $8.5 million. The decrease in unrestricted cash and cash equivalents was largely due to our early redemption of our Senior Notes. Our principal sources of liquidity include cash and cash equivalents, marketable securities, cash flow from operations, amounts available under our credit facility, and other borrowings.

In September 2005, we issued $200.0 million in ten-year senior unsecured notes due October 1, 2015 (the "Senior Notes"). The Senior Notes were issued by Global, bearing an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1. We have used the net proceeds of $198.4 million to improve our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes. In fiscal years 2011 through 2013, the Company repurchased an aggregate $70.6 million of the Senior Notes in several unsolicited transactions. On March 18, 2015, we repaid the remaining balance of $129.4 million, accrued interest of $3.2 million, and a “make whole” payment of $3.5 million, funded with $61.1 million from the Company’s existing cash balances, and $75 million from our senior secured revolving credit and term loan facility. In connection with this early redemption, the Company incurred a $3.7 million pre-tax charge, consisting of the “make whole” payment along with unamortized balances of bond discount and other costs. This charge is classified within the Consolidated Statements of Comprehensive Income under Interest and Other Income (Expense).

The Company entered into a five year, $150 million senior secured revolving credit and term loan facility on October 21, 2014, as amended January 28, 2015 (the “Facility”). The Facility amended and restated the previous five-year, $50 million secured revolving credit facility in its entirety. The Facility, which expires on October 21, 2019, provides a term loan of up to $35 million and a revolving credit line of up to $115 million, subject to borrowing base availability. During March 2015, we utilized $35 million of the term loan and $40 million of the revolving credit line, along with available cash to fully redeem our Senior Notes. We incurred financing costs of $1.5 million under the Facility, which are being amortized by the straight-line method, which approximates the interest method, over the remaining life of the Facility.

At the Company’s option, revolving loans under the Facility bear interest, based on the average availability, at an annual rate of either (a) the London Interbank Offered rate (“LIBOR”) plus 1.5% to 1.75%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.5% to 0.75%. At March 31, 2015 the annual interest rate in effect on the revolving loan was 1.8125%

At the Company’s option, term loans under the Facility bear interest, based on the Company’s rent adjusted leverage ratio, at an annual rate of either (a) the London Interbank Offered rate (“LIBOR”) plus 1.75% to 2.25%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.75% to 1.25%. At March 31, 2015 the annual interest rate in effect on the term loan was 1.9375%

The Company pays a commitment fee of 0.15% to 0.25% per annum on the unused portion of the Facility, and fees on issued letters of credit at an annual rate of 1.5% to 1.75% based on the average availability. Certain payments are restricted if the availability under the revolving credit line falls below 20% of the total revolving credit line, and the Company is subject to pro forma compliance with the fixed charge coverage ratio if applicable.

Quarterly installments of principal on the term loan are payable based on a straight line 15 year amortization period, with the balance due at maturity. The Company does not expect to repay the revolving credit portion of the Facility within the next year.

The Facility is secured by all property owned, leased or operated by the Company in the United States and includes certain real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends); sell certain assets; and make investments.

The Company must maintain at all times a minimum fixed charge coverage ratio of 1.0 to 1.0 for the first year and 1.1 to 1.0 all times thereafter. If the outstanding term loans are less than $17.5 million and the fixed charge coverage ratio equals or exceeds 1.25 to 1.0, the fixed charge coverage ratio ceases to apply and thereafter shall only be triggered if average monthly availability is less than 15% of the amount of the revolving credit line. Our applicable fixed charge coverage ratio was 1.3 to 1.0 at March 31, 2015.

The Company intends to use the Facility for working capital and general corporate purposes, in addition to the refinancing of our Senior Notes which occurred in March 2015. At March 31, 2015, there was $0.2 million of standby letters of credit outstanding under the Facility and total availability under the Facility of $74.8 million.

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

At both March 31, 2015 and June 30, 2014, we were in compliance with all covenants of the Senior Notes and the credit facilities.

A summary of net cash provided by (used in) operating, investing, and financing activities for the nine months ended March 31, 2015 and 2014 is provided below (in millions):

	Nine months ended
	March 31,
	2015	2014
Operating Activities
Net income plus depreciation and amortization	$38.7	$39.1
Working capital items	(25.5)	(3.4)
Other operating activities	9.3	4.3
Total provided by operating activities	$22.5	$40.0

Investing Activities
Capital expenditures and acquisitions	$(19.5)	$(12.6)
Net sales of marketable securities	11.3	(5.2)
Other investing activities	7.5	9.5
Total provided by investing activities	$(0.7)	$(8.3)

Financing Activities
Borrowings from revolving credit and term loan facilities	75.0	-
Payments on long-term debt and capital lease obligations	$(133.5)	$(0.4)
Payment of cash dividends	(9.8)	(8.4)
Purchase/retirement of company stock	(2.8)	-
Other financing activities	(0.8)	0.3
Total used in financing activities	$(71.9)	$(8.4)

Operating Activities

In the first nine months of fiscal 2015, cash of $22.5 million was provided by operating activities, a decrease of $17.5 million from the prior year comparable period. This was largely due to more cash used in fiscal year 2015 for working capital in the ordinary course of business (primarily timing of payments on trade payables and accrued expenses), as well as changes to other working capital items (defined below). Net income plus depreciation and amortization in the current fiscal year includes a $3.7 million expense for the early redemption of our Senior Notes. Of this amount, $3.5 million is offset as a positive in other operating activities, as this is considered a financing activity and not an operating activity. Working capital items consist of current assets (accounts receivable, inventories, prepaid and other current assets) less current liabilities (customer deposits, payables, and accrued expenses and other current liabilities).

Investing Activities

In the first nine months of fiscal 2015, $0.7 million of cash was used in investing activities, whereas $7.6 million more cash was used in the prior year comparable period. More cash was provided in the first nine months of fiscal 2015 primarily due to current fiscal year increases in net sales of marketable securities and in net proceeds on the sale of real estate, which was partly offset by increased current fiscal year capital expenditures related to the addition of new technology in our manufacturing, acquisitions and the remodeling of our design centers taking place in conjunction with the new product launch. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities

In the first nine months of fiscal 2015, $71.9 million was used in financing activities, which is $63.5 million more cash used than was used during the first nine months of fiscal 2014. This was primarily due to the early redemption of our Senior Notes in March 2015. The Senior Notes had a face value of $129.4 million, which we redeemed by paying $54.4 million with available cash, and $75 million through the use of our credit facility. We also paid a $3.5 million prepayment premium to bondholders as stipulated in the original bond indenture. During the third quarter of fiscal 2015 we resumed our stock repurchase program and utilized $2.8 million to repurchase 103,766 shares at a weighted average cost of $26.90 per share, and on April 13, 2015 the Board of Directors increased our share repurchase authorization to 3.0 million shares. Three quarterly dividends were paid in the first nine months of fiscal 2015 with a 20% dividend increase from $0.10 to $0.12 per share paid in October 2014 and January 2015, and on April 13, 2015 the Board of Directors increased the dividend rate to $0.14 per share for the dividend payable in July 2015. The Company has continuously paid dividends for every quarter since 1996 and we expect to continue to do so as economic conditions and liquidity permit.

Our total debt obligations at March 31, 2015 consist of the following (in millions):

Revolving Credit Facility due 10/21/2019	$40.0
Term Loan due 10/21/2019	$35.0
Capital leases	$2.8
Total debt	$77.8
Less current maturities	$2.8
Total long-term	$75.0

The following table summarizes, as of March 31, 2015, the timing of cash payments related to our outstanding long-term debt obligations for the remaining three months of fiscal 2015, and each of the five fiscal years subsequent to June 30, 2015, and thereafter (in millions).

Periods ending June 30,
2015	$0.3
2016	$3.3
2017	$3.3
2018	$2.8
2019	$2.4
2020	$2.4
2021 and thereafter	$63.3
Total scheduled debt payments	$77.8

There has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended June 30, 2014 as filed with the SEC on August 15, 2014 other than the debt maturities as noted in this Item 2, Management Discussion and Analysis and as reflected in the above tables.

We believe that our cash flow from operations, together with our other available sources of liquidity including the Facility and refinancing alternatives, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of March 31, 2015, we had working capital of $128.8 million compared to $169.6 million at June 30, 2014, a decrease of $40.8 million, or 24.1%. This is primarily due to the early extinguishment of our Senior Notes. The Company had a current ratio of 1.94 to 1 at March 31, 2015 and 2.25 to 1 at June 30, 2014.

In addition to using available cash to fund changes in working capital, capital expenditures, acquisition activity, the repayment of debt, the payment of dividends, and debt repurchases, we have been authorized by our Board of Directors to repurchase shares of our common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. All of our common stock repurchases are recorded as treasury stock and result in a reduction of shareholders’ equity. During the quarter ending March 31, 2015 we repurchased the following shares of our common stock:

	Nine months ended
	March 31,
	2015	2014
Common shares repurchased	103,766	-
Cost to repurchase common shares	$2,791,439	$-
Average price per share	$26.90	$-

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such program in place both at March 31, 2015 and June 30, 2014 was for our consumer credit program.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”) which was last amended effective January 2014. Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. The term of the Program Agreement ends July 31, 2019, including a provision for automatic one year renewals unless either party gives notice of termination. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of the Program Agreement also contain a right for the financial services provider to demand from the Company collateral at a variable rate based on the volume of program sales if the Company does not meet a minimum adjusted working capital balance. At March 31, 2015 that requirement is $130 million, and our balance was $137 million. If collateral had been required, it would have been approximately $5 million. As of March 31, 2015 and June 30, 2014, no collateral was required under the Program Agreement.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into and perform in accordance with the terms and conditions of a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasions, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. At both March 31, 2015 and June 30, 2014, our product warranty liability was approximately $1 million.

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

We are exposed to market risks relating to fluctuations in interest rates.

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

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. At March 31, 2015, we had $75 million of floating-rate debt obligations outstanding under our credit facility. We currently do not engage in any interest rate hedging activity and we have no intention of doing so in the forseeable future. Based on the average interest rate on the credit facility during the quarter ended March 31, 2015, and to the extent that borrowings were outstanding, a 10% change in the interest rate would not have a material effect on our consolidated results of operations and financial condition. For information regarding the Company’s other risk factors, see Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended June 30, 2014 as filed with the SEC on August 15, 2014.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Executive Vice President Administration and Chief Financial Officer ("CFO"), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the matters discussed in Part I, Item 3 - Legal Proceedings in our Annual Report on Form 10-K for the year ended June 30, 2014 as filed with the SEC on August 15, 2014.

Item 1A. Risk Factors

There have been no material changes to the matters discussed in Part I, Item IA – Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2014 as filed with the SEC on August 15, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Certain information regarding purchases made by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2015 on a settlement date basis is provided below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2015	-	-	-	1,101,490
February 1, 2015 - February 28, 2015	50,000	$27.16	50,000	1,051,490
March 1, 2015 - March 31, 2015	53,766	$26.66	53,766	997,724

During March 2015 we also returned to treasury 181,401 shares of common stock tendered upon the exercise of outstanding employee stock options (142,704 to cover share exercise and 38,697 to cover taxes and fees). On November 13, 2007, the Board of Directors increased the then remaining share repurchase authorization to 2,000,000 shares, and on April 13, 2015 by an additional 2,000,000 shares. Subsequent to the April 13, 2015 Board action the maximum number of shares that may yet be purchased under our publicly announced repurchase program is 2,997,724 shares.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

DATE: April 27, 2015	BY:/s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: April 27, 2015	BY:/s/ Corey Whitely
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