Form 10-K
period 2015-06-30
ETHAN ALLEN INTERIORS INC
filed 2015-08-12
CIK 896156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

[  ]      Yes      [X]     No

The aggregate market value of the Registrant’s common stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on December 31, 2014, (the last day of the Registrant’s most recently completed second fiscal quarter) was approximately $813,244,000. As of July 31, 2015, there were 28,407,119 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Certain information contained in the Registrant’s definitive Proxy Statement for the 2015 Annual Meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, is incorporated by reference into Part III hereof.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART I

Item 1. Business

Background

Incorporated in Delaware in 1989, Ethan Allen Interiors Inc., through its wholly-owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, "We," "Us," "Our," "Ethan Allen" or the "Company"), is a leading interior design company and manufacturer and retailer of quality home furnishings. Founded over 80 years ago, today we are a leading international home fashion brand doing business in North America, Europe, Asia and the Middle East. We are vertically integrated from design through delivery, affording our clientele a value equation of style, quality and price that is unique to the industry. We offer complimentary interior design service to our clients and sell a full range of furniture products and decorative accents through ethanallen.com and a network of approximately 300 design centers in the United States and abroad. The design centers represent a mix of independent licensees and our own Company operated retail segment. We own and operate eight manufacturing facilities including five manufacturing plants and one sawmill in the United States and a manufacturing plant in each of Mexico and Honduras.

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

Operating Segments

Our products are sold through a dedicated global network of approximately 300 retail design centers. As of June 30, 2015, the Company operated 144 design centers (our retail segment) and our independent retailers operated 155 design centers (as compared to 143 and 152, respectively, at the end of the prior fiscal year). Our wholesale segment net sales include sales to our retail segment (which are eliminated in consolidation), and sales to our independent retailers. Our retail segment net sales accounted for 77% of our consolidated net sales in fiscal 2015. Our wholesale segment net sales to independent retailers accounted for 23%, including approximately 13.5% of our net sales in fiscal 2015 to the ten largest independent retailers, who operate 96 design centers. Our independent retailer in China operated 75 of these locations at the end of fiscal 2015.

Our wholesale and retail operating segments represent strategic business areas of our vertically integrated business that operate separately and provide their own distinctive services (further outlined below). This vertical structure enables us to offer our complete line of home furnishings and accents more effectively while controlling quality and cost. For certain financial information regarding our operating segments, see Note 15 to the Consolidated Financial Statements included under Item 8 of this Annual Report and incorporated herein by reference.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our home furnishings and accents are marketed and sold in a similar manner in our wholesale and retail segments, although the type of customer (wholesale versus retail) and the specific services that each operating segment provides are different. Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accents and other). Case goods include items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture, and wooden accents. Upholstery items include sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather. Skilled artisans cut, sew and upholster custom-designed upholstery items which are available in a variety of frame, fabric and trim options. Home accessory and other items include window treatments and drapery hardware, wall decor, florals, lighting, clocks, mattresses, bedspreads, throws, pillows, decorative accents, area rugs, wall coverings and home and garden furnishings. The allocation of retail sales by product line is similar to that of the wholesale segment (see table of wholesale net sales allocated by product line in the Wholesale Segment Overview below).

We evaluate performance of the respective segments based upon revenues and operating income. Inter-segment transactions result, primarily, from the wholesale sale of inventory to the retail segment, including the related profit margin.

Wholesale Segment Overview:

Wholesale net sales for each of the last three fiscal years are summarized below (in millions):

	Fiscal Year Ended June 30,
	2015	2014	2013
Wholesale net sales	$469.4	$453.6	$434.4

Wholesale net sales for each of the last three fiscal years, allocated by product line, were as follows:

	Fiscal Year Ended June 30,
	2015	2014	2013
Case Goods	34%	36%	37%
Upholstered Products	48%	48%	48%
Home Accents and Other	18%	16%	15%
	100%	100%	100%

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

During the past year, independent retailers opened 22 new design centers and closed 17, seven of which were relocations. We continue to promote the growth and expansion of our independent retailers through ongoing support in the areas of market analysis, site selection, and business development. As in the past, our independent retailers are required to enter into license agreements with us, which (i) authorize the use of certain Ethan Allen trademarks and (ii) require adherence to certain standards of operation, including a requirement to fulfill related warranty service agreements. We are not subject to any territorial or exclusive retailer agreements in North America. The wholesale segment also develops and implements related marketing and brand awareness programs.

Wholesale profitability includes (i) the wholesale gross margin, which represents the difference between the wholesale net sales price and the cost associated with manufacturing and/or sourcing the related product, and (ii) other operating costs associated with wholesale segment activities.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Approximately 70% of the products sold by the Company are manufactured in its North American plants. During fiscal 2015, the Company’s manufacturing footprint increased by 125,000 square feet, further increasing throughput in our upholstery plants in North Carolina and Mexico. We operate four case good plants (two in Vermont including one sawmill, one in North Carolina, and one in Honduras), three upholstery plants (two at our North Carolina campus, and one in Mexico) and one home accessory plant in New Jersey. We also source selected case goods, upholstery, and home accessory items from third-party suppliers domestically and abroad.

As of June 30, 2015, our wholesale backlog was $63.7 million (as compared to $44.9 million as of June 30, 2014) which is anticipated to be serviced in the first quarter of fiscal 2016. This backlog fluctuates based on the timing of net orders booked, manufacturing schedules and efficiency, the timing of sourced product receipts, the timing and volume of wholesale shipments, and the timing of various promotional events. Because orders may be rescheduled and/or canceled and the sourcing timing may change, the measure of backlog at a point in time may not necessarily be indicative of future sales performance.

For the twelve months ended June 30, 2015, net orders booked at the wholesale level, which includes orders generated by independently operated and Company operated design centers, totaled $487.4 million as compared to $452.6 million for the twelve months ended June 30, 2014. In any given period, net orders booked may be impacted by the timing of floor sample orders received in connection with new product introductions. New product offerings may be made available to the retail network at any time during the year, including in connection with our periodic retailer conferences.

Retail Segment Overview:

Retail net sales for each of the last three fiscal years are summarized below (in millions):

	Fiscal Year Ended June 30,
	2015	2014	2013
Retail net sales	$579.7	$580.7	$578.3

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

We measure the performance of our design centers based on net sales and written orders booked on a comparable period basis. Comparable design centers are those which have been operating for at least 15 months. During the first three months of operations of newly opened (including relocated) design centers, written orders are booked but minimal net sales are achieved through the delivery of products. Design centers we acquire from independent retailers are included in comparable design center sales in their 13th full month of Ethan Allen-owned operations. The frequency of our promotional events as well as the timing of the end of those events can also affect the comparability of orders booked during a given period.

We pursue further expansion of the Company operated retail business by adding interior design professionals and expanding the IDA program, opening new design centers, relocating existing design centers and, when appropriate, acquiring design centers from independent retailers. During fiscal 2015, we opened four new design centers, two of which were relocations. The geographic distribution of retail design center locations is included under Item 2 of Part I of this Annual Report.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Products

Our strategy has been to position Ethan Allen as a preferred brand offering complimentary design service together with products of superior style, quality and value to provide consumers with a comprehensive, one-stop shopping solution for their home furnishing and interior design needs. In carrying out our strategy, we continue to expand our reach to a broader consumer base through a diverse selection of attractively priced products, designed to complement one another, reflecting current fashion trends in home decorating. During fiscal 2015, the Company significantly strengthened its product offerings by introducing new products to retail consumers in case goods, upholstery, and home accents, by introducing a very large collection of new products and existing products in new finishes under the umbrella of “Classics”. Regular product introductions, a broad range of styles and custom options within our upholstery and case good lines and expanded product offerings to accommodate today’s home decorating trends, continue to define Ethan Allen, positioning us as a leader in home fashion.

The interior of our design centers, which were substantially refreshed during the fiscal year, are organized to facilitate display of our product offerings, both in room settings that project the category lifestyle and by product grouping to facilitate comparisons of the styles and tastes of our clients. To further enhance the experience, technology is used to expand the range of products viewed by including content from our website in applications used on large touch-screen flat panel displays.

We continuously monitor changes in home fashion trends through attendance at international industry events and fashion shows, internal market research, and regular communication with our retailers and design center design consultants who provide valuable input on consumer trends. We believe that the observations and input gathered enable us to incorporate appropriate style details into our products to react quickly to changing consumer tastes.

Product Development and Sourcing Activities

Using a combination of on staff and outsourced product designers, we design the majority of the products we sell; all of which are branded Ethan Allen. This important facet of our vertically integrated business enables us to control the design specifications and establish consistent levels of quality across our product offerings. We manufacture and / or assemble approximately 70% of the products we sell in our own North American plants making us one of the largest manufacturers of home furnishings in the United States. To capitalize on this vertical integration, during fiscal 2014 and during fiscal 2015 the Company undertook a significant redesign of products, which were introduced in the fall and spring of fiscal 2015, to take advantage of the Company’s custom manufacturing capabilities in its North American plants. Our main manufacturing facilities are located in the Northeast and Southeast regions of the United States supported by an upholstery plant in Mexico and a case goods plant in Honduras. Our plants are located near sources of raw materials and skilled artisans. We source approximately 30% of the products we sell from third-party suppliers, most of which are located outside the United States, primarily in Asia. We carefully select our sourcing partners and require them to provide products according to our specifications and quality standards. We believe that strategic investments in our manufacturing facilities balanced with outsourcing from foreign and domestic suppliers will accommodate significant future sales growth and allow us to maintain an appropriate degree of control over cost, quality and service to our customers.

We take pride in our “green” initiatives including but not limited to the use of responsibly harvested Appalachian woods and expanded use of water based finishes and recycled materials in our products. In November 2013, after previously implementing the Enhancing Furniture’s Environmental Culture (EFEC) environmental management system sponsored by the American Home Furnishing Alliance (AHFA) at all of its domestic manufacturing facilities, our manufacturing division was awarded Sustainable by Design (SBD) registration which is the highest level of achievement under the EFEC program. The Company has also expanded its EFEC registration to all of its corporate distribution and home delivery service centers. SBD provides a framework for home furnishings companies to create and maintain a corporate culture of conservation and environmental stewardship by integrating socio-economic policies and sustainable business practices into their manufacturing operations and sourcing strategies.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Raw Materials and Other Suppliers

The most important raw materials we use in furniture manufacturing are lumber, veneers, plywood, hardware, glue, finishing materials, glass, laminates, fabrics, foam, and filling material. The various types of wood used in our products include cherry, ash, oak, maple, prima vera, African mahogany, birch, rubber wood and poplar.

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

Distribution and Logistics

We distribute our products through two distribution centers, owned by the Company, strategically located in Virginia and Oklahoma. These distribution centers provide efficient cross-dock operations to receive and ship product from our manufacturing facilities and third-party suppliers to our network of Company and independently operated retail service centers. Retail service centers prepare products for delivery into clients’ homes. At June 30, 2015, the Company operated retail design centers were supported by 14 Company operated retail service centers plus 15 service centers operated by third parties.

While we manufacture to custom order the majority of our products, we also stock selected case goods, upholstery and home accents to provide for quick delivery of in-stock items and to allow for more efficient production runs. Wholesale shipments utilize our own fleet of trucks and trailers or are subcontracted with independent carriers. Approximately 89% of our fleet (trucks and trailers) is owned, with the remainder under capital lease agreements with remaining terms ranging from two to three years.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Marketing Programs

Our marketing and advertising strategies are developed to drive traffic into our network of design centers and to ethanallen.com. We believe these strategies give Ethan Allen a strong competitive advantage in the home furnishings industry. We create and coordinate print, digital and television campaigns nationally, as well as assist in international and local marketing and promotional efforts. The Company’s network of approximately 300 retail design centers, along with the independent members of the Interior Design Affiliate program, benefit from these marketing efforts, and we believe these efforts position us to consistently fulfill our brand promise as America's Classic Design Brand.

Our team of advertising specialists creates consistent, clear messages that Ethan Allen is a leader in home fashion, designer services and classic style, with everything for the well designed home. We use several forms of media to communicate our message, including television (national and local), direct mail, newspapers, shelter magazines, social media, and digital advertising. These messages are also conveyed on our website at ethanallen.com. A strong email marketing program delivers promotional messages, inspiration, design ideas and product brochures to a growing database of clients.

Our national television, social media, online and print advertising campaigns are designed to leverage our strong brand equity, finding creative and compelling ways to remind consumers of our tremendous range of products, services, special programs, and custom options. Coordinated local television and print advertising also serve to support our national programs.

The Ethan Allen direct mail magazine, which emphasizes the eclectic mix of our wide breadth of products and services, is a key marketing tool. We publish these magazines and sell them to Company and independently operated design centers that use demographic information collected internally and through independent market research to target potential clients. Given the importance of this advertising medium, direct mail marketing lists are continually refined to target those consumers who are most likely to purchase, and improve the return on direct mail expenditures. Approximately 30 million copies of our direct mail magazine were distributed to consumers during fiscal 2015.

At ethanallen.com we provide our clients and our associates with the tools they need to shop and design. The website, which was redesigned and re-launched in fiscal 2015, features inspiring photography, engaging video content, and a rich yet streamlined shopping experience. Some of the newest features include an online gift registry, live chat, and our new interior design blog, The Muse.

Those looking to shop our site can do so by product or by room in an easy-to-navigate format. The site's “My Projects” tool lets visitors create idea boards and even gives them the option of consulting with a design professional from their local Ethan Allen design center. Visitors to ethanallen.com will also find all our latest news and promotional information. Nearly all of our products are available for purchase online.

Ethan Allen also has local websites in various international regions to support our international licensees. These websites, some in local languages, provide a regionalized presentation of the brand while also linking to our main website.

To enhance the Ethan Allen client experience, our design centers have interactive touchscreens, where users can browse our full product catalog, check out hundreds of fully designed rooms, print product descriptions, learn about promotions, and much more. Our design consultants utilize customized tablets so they can be more productive in our design centers and in our clients’ homes.

Our social media content is updated regularly and offers fans and followers inspirational images, trend information, and design ideas, as well as tips for how to bring distinctive Ethan Allen style to their homes.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We also have a robust and informative extranet available to our retailers and design professionals. It is the primary source of communication in and among members of our retail network. It provides information about every aspect of the retail business at Ethan Allen, including advertising materials, prototype floor plan displays, and extensive product details.

Retail Design Center Network

Ethan Allen design centers are typically located in busy retail settings as freestanding destinations or as part of suburban strip malls or shopping malls, depending upon the real estate opportunities in a particular market. Our design centers average approximately 16,000 square feet in size with 80% between 15,000 and 25,000 square feet.

 By combining technology with personal service in our design centers, the new and relocated design centers that we have opened in the past three fiscal years average 10,500 square feet. These smaller footprint design centers reflect our direction as we move forward in repositioning our retail design center network. These new and relocated design centers also reflect our shift from destination and shopping mall locations to lifestyle centers that better project our brand and offer increased traffic opportunities.

We maintain consistency of presentation throughout the retail design center network through a comprehensive set of standards and display planning assistance. These interior display design standards assist each design center in presenting a high quality image by using focused lifestyle settings and select product category groupings to display our products and information to facilitate design solutions and to educate consumers. We also create a consistent brand projection through our exterior facades and signage. The establishment of these standards has helped position Ethan Allen as a leader in home furnishings retailing.

We continue to strengthen the retail network with many initiatives, including the opening of new and relocating design centers in desirable locations, updating presentations and floor plans, strengthening of the professionalism of our designers through training and certification, and the consolidation of certain design centers and service centers.

People

At June 30, 2015, the Company had approximately 5,000 employees (“associates”), none of whom are represented by unions. We believe we maintain good relationships with our employees.

The retail network, which includes both Company and independently operated design centers, is staffed with a sales force of interior design consultants and service professionals who provide customers with complimentary home decorating and interior design solutions. Our interior design associates receive specialty training with respect to the distinctive design and quality features inherent in each of our products and programs. This enables them to more effectively communicate the elements of style and value that serve to differentiate us from our competition. As such, we believe our design consultants, and the complimentary service they provide, create a distinct competitive advantage over other home furnishing retailers. We continue to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of retail design center associates. The Company’s interior design affiliate program adds further strength and breadth to our interior design reach. We believe that this program augments the design center design staff to reach more clients and improve market penetration.

We recognize the importance of our retail design center network to our long-term success. Accordingly, we believe we (i) have established a strong management team within Company operated design centers and (ii) continue to work closely with our independent retailers in order to assist them. With this in mind, we make our services available to every design center, whether independently operated or Company operated, in support of their marketing efforts, including coordinated advertising, merchandising and display programs, and by providing extensive training seminars and educational materials. We believe that the development of design consultants, service and delivery personnel, and independent retailers is important for the growth of our business. As a result, we have committed to make available comprehensive retail training programs intended to increase the customer service capabilities of each individual.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

The internet also provides a highly competitive medium for the sale of a significant amount of home furnishings each year, and we believe it is becoming increasingly important. Although much of that product is sold through commodity oriented, low priced and low service retailers, we believe consumers are spending more time window shopping on the internet and are thus better informed when they do visit our brick and mortar facilities. At Ethan Allen, the ultimate goal of our internet strategy is to drive traffic into our network of design centers by combining technology with excellent personal service. At ethanallen.com, customers have the opportunity to buy our products online but we take the process further. With so much of our product offering being custom, we encourage our website customers to get help from our network of interior design professionals. This complimentary interior design support creates a competitive advantage through our excellent personal service. This enhances the online experience and regularly leads to internet customers becoming clients of our network of interior design centers.

Industry globalization has provided us an opportunity to adhere to a blended sourcing strategy, establishing relationships with certain manufacturers, both domestically and outside the United States, to source selected case goods, upholstery, and home accessory items. We intend to continue to balance our own North American production with opportunities to source from foreign and domestic manufacturers, as appropriate, in order to maintain our competitive advantage.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We believe the home furnishings industry competes primarily on the basis of product styling and quality, personal service, prompt delivery, product availability and price. We further believe that we effectively compete on the basis of each of these factors and that, more specifically, our direct manufacturing, product presentations, website, and complimentary design service create a distinct competitive advantage, further supporting our mission of providing consumers with a complete home decorating and design solution. We also believe that we differentiate ourselves further with the quality of our design service through our intensive training. Our objective is to continue to develop and strengthen our retail network by (i) expanding the Company operated retail business through the repositioning of and opening of new design centers, and (ii) obtaining and retaining independent retailers, encouraging such retailers to expand their business through the opening or relocation of new design centers with the objective of increasing the volume of their sales and (iii) further expanding our sales network through our IDA and realtor referral programs.

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

Our business and results of operations are affected by international, national and regional economic conditions. Regional economic conditions in the United States and in other regions of the world where we have a concentration of design centers such as Canada or China may impact the Company greater compared to economic conditions in other parts of the world where we have lesser concentration of design centers. The United States and many other international economies experienced a major recession, which reduced the available market size for our industry from historic peak levels. While we have recalibrated the footprint of our vertically integrated enterprise to be profitable with lower revenues than achieved at our historic peak, an economic downturn of significance or extended duration could adversely affect consumer demand and discretionary spending habits and, as a result, our business performance, profitability, and cash flows.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Access to consumer credit could be interrupted and reduce sales and profitability.

Our ability to continue to access consumer credit for our clients could be negatively affected by conditions outside our control. If capital market conditions were to worsen meaningfully, there is a risk that our business partner that issues our private label credit card program may not be able to fulfill its obligations under that agreement. In addition, further tightening of credit markets may restrict the ability and willingness of customers to make purchases.

We may be unable to obtain sufficient external funding to finance our operations and growth.

Historically, we have relied upon our cash from operations to fund our debt service, operations and growth. As we operate and expand our business, we may rely on external funding sources, including the proceeds from the issuance of additional debt or use of the $115 million revolving bank line of credit under our existing $150 million credit facility. The credit facility bears interest at a floating rate and there is a risk that the rate will increase and as we are not hedging our interest rate for the credit facility, our debt service costs could increase. Any unexpected reduction in cash flow from operations could increase our external funding requirements to levels above those currently available. There can be no assurance that we will not experience unexpected cash flow shortfalls in the future or that any increase in external funding required by such shortfalls will be available on acceptable terms or at all.

Operating losses could reduce our liquidity and impact our dividend policy.

Historically, we have relied on our cash from operations or debt issuances to fund our operations and the payment of cash dividends. If the Company’s financial performance were to deteriorate resulting in financial losses we may not be able to fund a shortfall from operations and would require external funding. Some financing instruments used by the Company historically may not be available to the Company in the future. We cannot assure that additional sources of financing would be available to the Company on commercially favorable terms should the Company's capital requirements exceed cash available from operations and existing cash and cash equivalents. In such circumstances, the Company may reduce its quarterly dividends.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our number of manufacturing and logistics sites may increase our exposure to business disruptions and could result in higher transportation costs.

We have a limited number of manufacturing sites in our case good and upholstery operations, consolidated our distribution network into fewer centers for both wholesale and retail segments, and operate a single home accents plant. Our upholstery operations consist of two upholstery plants at our North Carolina campus and one plant in Mexico. The Company operates three manufacturing plants (North Carolina, Vermont, and Honduras) and one sawmill in support of our case goods operations. Our plants require various raw materials and commodities such as logs and lumber for our case good plants and foam, springs and engineered hardwood board for our upholstery plants. As a result of the consolidation of our manufacturing operations into fewer facilities, if any of our manufacturing or logistics sites experience significant business interruption, our ability to manufacture products or deliver timely would likely be impacted. While we have long-standing relationships with multiple outside suppliers of our raw materials and commodities, there can be no assurance of their ability to fulfill our supply needs on a timely basis. The consolidation to fewer locations has resulted in longer distances for delivery and could result in higher costs to transport products if fuel costs increase significantly.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

In addition, certain suppliers may require extensive advance notice of our requirements in order to produce products in the quantities we desire. This long lead -time may require us to place orders far in advance of the time when certain products will be offered for sale, thereby exposing us to risks relating to shifts in consumer demand and trends, and any significant downturn in the U.S. economy.

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

The market for qualified employees and personnel in the retail and manufacturing industries is highly competitive. Our success depends upon our ability to attract, retain and motivate qualified artisans, professional and clerical associates and upon the continued contributions of these individuals. We cannot provide assurance that we will be successful in attracting and retaining qualified personnel. A shortage of qualified personnel may require us to enhance our wage and benefits package in order to compete effectively in the hiring and retention of qualified employees. Our labor and benefit costs may continue to increase and such increases may not be recovered. This could have a material adverse effect on our business, operating results and financial condition.

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

Our design centers are typically located in busy urban settings as freestanding destinations or as part of suburban strip malls or shopping malls, depending upon the real estate opportunities in a particular market. Our business competes with other retailers and as a result, our success may be affected by our ability to renew current design center leases and to select and secure appropriate retail locations for existing and future design centers.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

We operate many aspects of our business including financial reporting, and customer relationship management through server and web-based technologies, and store various types of data on such servers or with third-parties who in turn store it on servers and in the “cloud”. Any disruption to the internet or to the Company's or its service providers' global technology infrastructure, including malware, insecure coding, “Acts of God,” attempts to penetrate networks, data theft or loss and human error, could have adverse affects on the Company's operations. While we have invested and continue to invest in information technology risk management, cybersecurity and disaster recovery plans, these measures cannot fully insulate the Company from technology disruptions or data theft or loss and the resulting adverse effect on the Company's operations and financial results.

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

Item 1B. Unresolved Staff Comments

None.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 2. Properties

Our 144,000 sq. ft. corporate headquarters, located in Danbury, Connecticut, and adjacent Ethan Allen Hotel and Conference Center, containing approximately 200 guestrooms, are owned by the Company. The hotel is used primarily for functions and accommodations for the general public as well as in connection with Ethan Allen functions and training programs.

We operate eight manufacturing facilities located in the U.S., Mexico and Honduras. All of these facilities are owned by the Company and include four case good plants (including one sawmill) totaling 1,731,000 square feet, three upholstery furniture plants totaling 961,000 square feet, and one home accessory plant of 295,000 square feet. Our wholesale division also owns and operates two national distribution and fulfillment centers which are a combined 883,000 square feet. Two of our case goods manufacturing facilities are located in Vermont, one is in North Carolina and one is in Honduras. We have two upholstery manufacturing facilities at our North Carolina campus, and one in Mexico. Our distribution facilities are located in Virginia and Oklahoma.

We own three and lease eleven retail service centers, totaling 741,000 square feet. Our retail service centers are located throughout the United States and Canada and serve to support our various retail sales districts.

The location activity and geographic distribution of our retail design center network as of June 30, 2015 is as follows:

	Year-to-date Fiscal 2015			Year-to-date Fiscal 2014
	Independent retailers	Company-operated	Total	Independent retailers	Company-operated	Total
Retail Design Center location activity:
Balance at beginning of period	152	143	295	148	147	295
New locations	22	4	26	10	9	19
Closures	(17)	(5)	(22)	(6)	(13)	(19)
Transfers	(2)	2	-	-	-	-
Balance at end of period	155	144	299	152	143	295
Relocations (in new and closures)	7	2	9	-	6	6

Retail Design Center geographic locations:
United States	58	137	195	61	135	196
Canada	2	6	8	4	6	10
Asia	87	-	87	81	-	81
Europe	1	1	2	1	2	3
Middle East	7	-	7	5	-	5
Total	155	144	299	152	143	295

Of the 144 Company operated retail design centers, 70 of the properties are owned and 74 of the properties are leased from independent third parties. Of the 70 owned design centers, 17 are subject to land leases. We own six additional retail properties, two of which are leased to independent Ethan Allen retailers, and four of which are leased to unaffiliated third parties. See Note 7 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

We believe that all of our properties are well maintained and in good condition. We estimate that our manufacturing plants are currently operating at approximately 71% of capacity based on their current shifts and staffing. We believe we have additional capacity at selected facilities, which we could utilize with minimal additional capital expenditures.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Item 4. Mine Safety Disclosures

Not applicable

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under ticker symbol "ETH". The following table sets forth, for each quarterly period during the past two fiscal years, (i) the intraday high and low sales prices of our common stock as reported on the NYSE and (ii) the dividends per share paid by us:

	Market Price		Dividends
	High	Low	Per Share
Fiscal 2015
First Quarter	$26.84	$22.06	$0.12
Second Quarter	31.24	22.58	0.12
Third Quarter	32.63	25.31	0.12
Fourth Quarter	28.25	23.33	0.14

Fiscal 2014
First Quarter	$31.25	$25.30	$0.10
Second Quarter	31.09	23.88	0.10
Third Quarter	31.52	24.03	0.10
Fourth Quarter	27.63	22.83	0.10

Mr. Kathwari, Chief Executive Officer and President, has certified to the NYSE, pursuant to Section 303A.12 of the NYSE’s Listing Company Manual, that he is unaware of any violation by the Company of the NYSE’s corporate governance listing standards.

As of July 31, 2015, there were 247 shareholders of record of our common stock. Management estimates there are approximately 9,000 beneficial shareholders of the Company’s common stock. The Company’s policy is to issue quarterly dividends, and we expect to continue to declare quarterly dividends for the foreseeable future, business conditions permitting.

Equity Compensation Plan Information

The Equity Compensation Plan Information required by this Item will appear in the Ethan Allen Interiors Inc. proxy statement for the Annual Meeting of Shareholders scheduled to be held on October 15, 2015 and is incorporated herein by reference in the introductory paragraph of Part III of this Annual Report.

Issuer Purchases of Equity Securities

During the fiscal year ended June 30, 2015 the Company repurchased 645,831 shares of our common stock at an average price of $25.50 per share. Certain information regarding purchases of our common stock made by us during the three months ended June 30, 2015 is as follows:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Number of	Average	as Part of Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
	Purchased	Per Share	Plans or Programs	Plans or Programs
Period
April 2015	100,000	$24.88	100,000	2,897,724
May 2015	416,329	$25.34	416,329	2,481,395
June 2015	25,736	$24.89	25,736	2,455,659
Total	542,065	$25.23	542,065

On November 21, 2002, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 2,000,000 shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. Subsequent to that date, the Board of Directors increased the remaining authorization on several separate occasions, the last of which was on April 13, 2015 when the Board of Directors increased the purchase authorization to approximately 3,000,000 shares.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Comparative Company Performance

The following line graph compares the cumulative total stockholder return for the Company with the S&P 500 Index, and the S&P Retail Select Industry Index (SPSIRE), assuming $100 was invested on June 30, 2010.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 6. Selected Financial Data

The following table presents selected financial data for the fiscal years ended June 30, 2015, 2014, 2013, 2012 and 2011 that has been derived from our consolidated financial statements (dollar amounts in thousands except per share data). The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this Annual Report and our Consolidated Financial Statements (including the notes thereto) included under Item 8 of this Annual Report.

	Fiscal Year Ended June 30,
	2015	2014	2013	2012	2011
Consolidated Operations Data
Net Sales	$754,600	$746,659	$729,083	$729,373	$678,960
Cost of Sales	343,437	340,163	330,734	339,085	329,500
Selling, general and administrative expenses	345,229	336,860	337,912	340,591	317,527
Operating income (loss)	65,934	69,636	60,437	49,697	31,933
Interest and other expense, net	9,251	7,234	10,263	8,458	5,562
Income (loss) before income tax expense	56,683	62,402	50,174	41,239	26,371
Income tax expense (benefit)	19,541	19,471	17,696	(8,455)	(2,879)
Net income (loss)	$37,142	$42,931	$32,478	$49,694	$29,250

Per Share Data
Net income (loss) per basic share	$1.29	$1.48	$1.13	$1.72	$1.02
Basic weighted average shares outstanding	28,874	28,918	28,864	28,824	28,758
Net income (loss) per diluted share	$1.27	$1.47	$1.11	$1.71	$1.01
Diluted weighted average shares outstanding	29,182	29,276	29,239	29,109	28,966
Cash dividends per share	$0.50	$0.40	$0.77	$0.30	$0.22

Other Information
Depreciation and amortization	$19,142	$17,930	$18,008	$18,581	$20,816
Capital expenditures and acquisitions	$21,778	$19,305	$19,775	$23,404	$12,051
Working capital	$129,705	$169,582	$127,631	$131,715	$113,912
Current ratio	1.92 to 1	2.25 to 1	1.96 to 1	1.87 to 1	1.74 to 1
Effective tax rate	34.5%	31.2%	35.3%	-20.5%	-10.9%

Balance Sheet Data (at end of period)
Total assets	$607,308	$654,434	$617,285	$644,788	$628,325
Total debt, including capital lease obligations	77,568	130,912	131,289	154,500	165,032
Shareholders' equity	$370,535	$367,467	$334,357	$321,868	$281,687
Debt as a percentage of equity	20.9%	35.6%	39.3%	48.0%	58.6%
Debt as a percentage of capital	17.3%	26.3%	28.2%	32.4%	36.9%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Revenue Recognition – Revenue is recognized when all of the following have occurred: persuasive evidence of a sales arrangement exists (e.g. a wholesale purchase order or retail sales invoice); the sales arrangement specifies a fixed or determinable sales price; title and risk of ownership has passed to the customer; no specific performance obligations remain; product is shipped or services are provided to the customer; collectability is reasonably assured. As such, revenue recognition generally occurs upon the shipment of goods to independent retailers or, in the case of Ethan Allen operated retail design centers, upon delivery to the customer. If a shipping charge is billed to customers, this is included in revenue. Recorded sales provide for estimated returns and allowances. We permit our customers to return defective products and incorrect shipments, and terms we offer are standard for the industry.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

In the fourth quarter of fiscal years 2015, 2014 and 2013, the Company performed qualitative assessments of the fair value of the wholesale reporting unit and concluded that the fair value of its goodwill exceeded its carrying value. In fiscal year 2011 the Company performed a quantitative assessment and determined the fair value of its wholesale reporting unit exceeded its carrying value by a substantial margin. The fair value of the trade name exceeded its carrying value by a substantial margin in fiscal years 2015, 2014, and 2013. To calculate fair value of these assets, management relies on estimates and assumptions which by their nature have varying degrees of uncertainty. Wherever possible, management therefore looks for third party transactions to provide the best possible support for the assumptions incorporated. Management considers several factors to be significant when estimating fair value including expected financial outlook of the business, changes in the Company’s stock price, the impact of changing market conditions on financial performance and expected future cash flows, and other factors. Deterioration in any of these factors may result in a lower fair value assessment, which could lead to impairment of the long-lived assets and goodwill of the Company.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Results of Operations

For the year ended June 30, 2015, our net sales were $754.6 million, and gross profit was $411.2 million, both increasing 1.1% compared to fiscal 2014. Operating income decreased 5.3% over the prior fiscal year, and earnings per diluted share was $1.27, which was 13.6% below the year ended June 30, 2014. Net cash provided by operating activities was $55.1 million, a $4.8 million decrease over the prior fiscal year. Our wholesale division operating income grew $9.2 million, while the retail division’s operating income was down $8.8 million from the prior fiscal year. Our liquidity continues to be strong, enabling us to reduce our debt by $53.3 million and increase our dividend payments during the fiscal year by 18.2% to $13.3 million, and repurchase $16.5 million of our common stock. At June 30, 2015 we had total cash and securities of $86.4 million, and working capital of $129.7 million.

Net sales for our wholesale business segment for fiscal 2015 grew 3.5% over the prior fiscal year, while net sales for our retail segment decreased 0.2% over the same period. Total written orders booked by our retail segment increased 3.9% for fiscal 2015 compared to fiscal 2014, and comparable design center written orders increased 4.4%. Net sales for the fourth quarter of fiscal 2015 compared to the prior year increased 0.2% in wholesale and decreased 2.3% in our retail segment, while total written orders booked by our retail segment increased 11.2% over the same period. Backlogs at June 30 2015 compared to one year earlier are up 41.8% and 18.6% by our wholesale and retail segments respectively. During fiscal 2015 our retail segment had significantly more clearance sales than in the prior year period as we sold off floor samples at a discount to make room for the first two phases of new product introductions, which impacted both retail sales and gross margin. We anticipate these clearance sales to continue during the first half of fiscal 2016 as we make room for the third phase of the product refresh that began in the first half of fiscal 2015.

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

Our manufacturing and logistics operations gained efficiency by adding capacity in North Carolina and adding new technology to our operations. We estimate our manufacturing facilities are currently operating at approximately 71% of capacity based on their current shifts and staffing. We believe we have sufficient scalable capacity that can support strong sales growth while maintaining control over cost, quality and service to our customers.

Business Results:

Our revenues are comprised of (i) wholesale sales to independently operated and Company operated retail design centers and (ii) retail sales of Company operated design centers. See Note 15 to our Consolidated Financial Statements for the year ended June 30, 2015 included under Item 8 of this Annual Report.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The components of consolidated revenues and operating income (loss) are as follows (in millions):

	Fiscal Year Ended June 30,
	2015	2014	2013
Revenue:
Wholesale segment	$469.4	$453.6	$434.4
Retail segment	579.7	580.7	578.3
Elimination of inter-segment sales	(294.5)	(287.6)	(283.6)
Consolidated revenue	$754.6	$746.7	$729.1

Operating income :
Wholesale segment	$67.0	$57.8	$50.8
Retail segment	1.7	10.5	8.0
Adjustment for inter-company profit (1)	(2.8)	1.3	1.6
Consolidated operating income	$65.9	$69.6	$60.4

(1)	Represents the change in wholesale profit contained in Ethan Allen operated design center inventory existing at the end of the period.

Fiscal 2015 Compared to Fiscal 2014

Consolidated revenue for the fiscal year ended June 30, 2015 was $754.6 million compared to $746.7 million for fiscal 2014. There was year-over-year sales growth in the wholesale segment and a slight decline in the retail segment. The increase in the wholesale segment in the current fiscal year was primarily due to higher shipments internationally and to our retail segment.

Wholesale revenue for fiscal 2015 increased by $15.8 million, or 3.5%, to $469.4 million from $453.6 million in the prior fiscal year. The year-over-year increase was attributable to increased sales to both our Company operated design centers and independent retailers worldwide. Orders similarly increased 7.7% during the same period. The number of total design centers globally as of June 30, 2015 was 299, which increased by four from June 30, 2014. The independently operated retail network, net of relocations, increased by three design centers to 155 at June 30, 2015 including a net increase of five locations to 75 in China. Our international net sales to independent retailers was 7.5% of our consolidated net sales for the fiscal year ended June 30, 2015 compared to 6.5% the previous fiscal year.

Retail revenue from Ethan Allen operated design centers for the twelve months ended June 30, 2015 decreased by $1.0 million, or 0.2%, to $579.7 million from $580.7 million for the twelve months ended June 30, 2014. Year-over-year, written orders for the Company operated design centers increased 3.9% and comparable design centers written business increased 4.4% Net sales were impacted by the increased level of clearance sales during fiscal 2015 as compared to fiscal 2014. The strengthening of the U.S. dollar to the Canadian dollar and euro resulted in an average decrease in sales of 0.5% due to the seven to eight design centers we operated in Canada and Europe throughout the fiscal year. The increase in written orders is reflected in the 18.6% increase in ending backlog at June 30 2015.

Gross profit for fiscal 2015 increased to $411.2 million from $406.5 million in fiscal 2014. The $4.7 million increase in gross profit was primarily attributable to increases in our wholesale segment of both manufacturing efficiency and net sales. This was partly offset by a lower mix of retail net sales to consolidated net sales in the current fiscal year of 76.8% compared to the 77.8% in the prior fiscal year, and a net increase in cost of goods sold due to the elimination of intercompany profit in ending inventory.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Operating expenses increased $8.4 million or 2.5% to $345.2 million or 45.7% of net sales in fiscal 2015 from $336.9 million or 45.1% of net sales in fiscal 2014. The increase in current year expenses is primarily due to costs associated with strengthening our management team in the retail segment, increased maintenance and repair costs and depreciation expense associated with our retail design center refurbishing efforts undertaken during fiscal 2015 and increased expense associated with the disposal of real estate, due to our continual repositioning of the retail network.

Operating income for the fiscal year ended June 30, 2015 totaled $65.9 million, or 8.7% of net sales, compared to $69.6 million, or 9.3% of net sales, in the prior fiscal year. Wholesale operating income for fiscal 2015 totaled $67.0 million, or 14.3% of net sales, as compared to $57.8 million, or 12.7% of net sales, in the prior year. Retail operating income was $1.7 million, or 0.3% of sales, for fiscal 2015, compared to $10.5 million, or 1.8% of sales, for fiscal 2014, a decrease of $8.8 million. The reduction in consolidated operating income was primarily attributable to increased operating expenses in our retail segment and increased clearance sales as previously discussed, and an increase in the intercompany profit in ending inventory, partly offset by increases in our wholesale segment due to efficiency and volume.

Interest and other income, net was an expense of $3.3 million in fiscal 2015 compared to income of $0.3 million in fiscal 2014. The current fiscal year included a loss on the early extinguishment of our Senior Notes in the quarter ended March 31, 2015 of $3.7 million, which consisted of a $3.5 million “make whole” payment, and the write-off of unamortized balances of original issue discount, deferred financing fees and derivative instruments.

Interest and other related financing costs decreased $1.6 million to $5.9 million from $7.5 million in the prior fiscal year. The decrease is primarily due to less interest expense throughout fiscal 2015, from lower debt due to the Senior Note repurchases during fiscal 2014 and the early extinguishment of our Senior Notes in the quarter ended March 31, 2015.

Income tax expense was $19.5 million for both fiscal 2015 and fiscal 2014. Our effective tax rate for fiscal 2015 was 34.5% compared to 31.2% in fiscal 2014. The current fiscal year effective tax rate includes tax expense on income, and the recognition of certain previously unrecognized tax benefits, partly offset by recording tax and interest expense on additional uncertain tax positions. The prior period effective tax rate includes tax expense on income, the benefit from the reversal of valuation allowances against certain deferred tax assets in the retail segment, and the recognition of certain previously unrecognized tax benefits, partially offset by tax and interest expense on additional uncertain tax positions.

Net income for fiscal 2015 was $37.1 million as compared to $42.9 million in fiscal 2014. Net income per diluted share totaled $1.27 in the current fiscal year compared to $1.47 per diluted share in the prior fiscal year.

Fiscal 2014 Compared to Fiscal 2013

Consolidated revenue for the fiscal year ended June 30, 2014 was $746.7 million compared to $729.1 million in fiscal 2013. There was year-over-year sales growth in both the wholesale and retail segments. The increase in the wholesale segment was partly due to higher international shipments in the current year and increased shipments to the retail segment.

Wholesale revenue for fiscal 2014 increased by $19.2 million, or 4.4%, to $453.6 million from $434.4 million in fiscal 2013. The year-over-year increase was attributable to increased sales to both our Company operated design centers and independent retailers worldwide. Orders similarly increased 4.3% during the same period. The number of total design centers globally as of June 30, 2014 was 295, which was unchanged from June 30, 2013. The independently operated retail network increased by four net design centers to 152 at June 30, 2014 including a net increase of 2 locations to 70 in China. The count of Ethan Allen operated design centers was 143 at June 30, 2014 and 147 at June 30, 2013, and we opened nine design centers (six of which were relocations), and closed seven design centers. Our international net sales to independent retailers were 6.5% of our consolidated net sales for the year ended June 30, 2014 compared with 5.1% for the year ended June 30, 2013.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Operating income for the year ended June 30, 2014 totaled $69.6 million, or 9.3% of net sales, compared to $60.4 million, or 8.3% of net sales, in fiscal 2013. Wholesale operating income for fiscal 2014 totaled $57.8 million, or 12.7% of net sales, as compared to $50.8 million, or 11.7% of net sales, in fiscal 2013. Retail operating income was $10.5 million, or 1.8% of sales, for fiscal 2014, compared to $8.0 million, or 1.4% of sales, for fiscal 2013, an improvement of $2.5 million. The improvement in consolidated operating income was primarily attributable to an increase in sales volume for both the retail and wholesale segments and the improved gross profit in the wholesale segment leveraged against tightly controlled operating expenses.

Interest and other income, net was $0.3 million in fiscal 2014 compared to an expense of $1.5 million in fiscal 2013. The $1.8 million increase was primarily due to the loss incurred on the repurchase of $24 million of the Senior Notes during the fourth quarter of the prior fiscal year.

Interest and other related financing costs decreased $1.3 million to $7.5 million from $8.8 million in fiscal 2013. The decrease is primarily due to less interest expense throughout fiscal 2014, from lower debt due to the Senior Note repurchases during fiscal 2013.

Income tax was an expense of $19.5 million for fiscal 2014 as compared to an expense of $17.7 million for fiscal 2013. Our effective tax rate for fiscal 2014 was 31.2% compared to 35.3% in fiscal 2013. The fiscal year 2014 effective tax rate includes tax expense on income, the benefit from the reversal of valuation allowances against certain deferred tax assets in the retail segment, and the recognition of certain previously unrecognized tax benefits, partly offset by recording additional uncertain tax positions and interest expense on uncertain tax positions. The fiscal 2013 effective tax rate includes tax expense on income, interest expense on uncertain tax positions, and the recording of additional uncertain tax positions partially offset by the recognition of previously unrecognized tax benefits and the impact of maintaining certain valuation allowances.

Net income for fiscal 2014 was $42.9 million as compared to $32.5 million in fiscal 2013. Net income per diluted share totaled $1.47 in the current year compared to $1.11 per diluted share in the prior year.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Liquidity and Capital Resources

At June 30, 2015, we held unrestricted cash and equivalents of $76.2 million, marketable securities of $2.2 million, and restricted cash and investments of $8.0 million. At June 30, 2014, we held unrestricted cash and cash equivalents of $109.2 million, marketable securities of $18.2 million, and restricted cash and investments of $8.5 million. The decrease in unrestricted cash and cash equivalents was largely due to our early redemption of our Senior Notes. Our principal sources of liquidity include cash and cash equivalents, marketable securities, cash flow from operations, amounts available under our credit facility, and other borrowings.

In September 2005, we issued $200.0 million in ten-year senior unsecured notes due October 1, 2015 (the "Senior Notes"). The Senior Notes were issued by Ethan Allen Global Inc., bearing an annual coupon rate of 5.375% with interest payable semi-annually in arrears on April 1 and October 1. We used the net proceeds of $198.4 million to improve our retail network, invest in our manufacturing and logistics operations, and for other general corporate purposes including dividend payments and share repurchases. In fiscal years 2011 through 2013, the Company repurchased an aggregate $70.6 million of the Senior Notes in several unsolicited transactions. On March 18, 2015, we repaid the remaining balance of $129.4 million, accrued interest of $3.2 million, and a “make whole” payment of $3.5 million, funded with $61.1 million from the Company’s existing cash balances, and $75 million from our senior secured revolving credit and term loan facility. In connection with this early redemption, the Company incurred a $3.7 million pre-tax charge, consisting of the “make whole” payment along with unamortized balances of bond discount and other costs. This charge is classified within the Consolidated Statements of Comprehensive Income under Interest and Other Income (Expense).

The Company entered into a five year, $150 million senior secured revolving credit and term loan facility on October 21, 2014, as amended January 28, 2015 (the “Facility”). The Facility amended and restated the previous five year, $50 million secured revolving credit facility in its entirety. The Facility, which expires on October 21, 2019, provides a term loan of up to $35 million and a revolving credit line of up to $115 million, subject to borrowing base availability. During March 2015, we utilized $35 million of the term loan and $40 million of the revolving credit line, along with available cash to fully redeem our Senior Notes. We incurred financing costs of $1.5 million under the Facility, which are being amortized by the straight-line method, which approximates the interest method, over the remaining life of the Facility.

At the Company’s option, revolving loans under the Facility bear interest, based on the average availability, at an annual rate of either (a) the London Interbank Offered rate (“LIBOR”) plus 1.5% to 1.75%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.5% to 0.75%. At June 30, 2015 the annual interest rate in effect on the revolving loan was 1.6875%.

At the Company’s option, term loans under the Facility bear interest, based on the Company’s rent adjusted leverage ratio, at an annual rate of either (a) the London Interbank Offered rate (“LIBOR”) plus 1.75% to 2.25%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.75% to 1.25%. At June 30, 2015 the annual interest rate in effect on the term loan was 1.9375%.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The Company must maintain at all times a minimum fixed charge coverage ratio of 1.0 to 1.0 for the first year and 1.1 to 1.0 all times thereafter. If the outstanding term loans are less than $17.5 million and the fixed charge coverage ratio equals or exceeds 1.25 to 1.0, the fixed charge coverage ratio ceases to apply and thereafter shall only be triggered if average monthly availability is less than 15% of the amount of the revolving credit line. Our applicable fixed charge coverage ratio was 1.4 to 1.0 at June 30, 2015.

The Company intends to use the Facility for working capital and general corporate purposes including the payment of dividends and share repurchases, in addition to the refinancing of our Senior Notes which occurred in March 2015. At June 30, 2015, there was $0.2 million of standby letters of credit outstanding under the Facility and total availability under the Facility of $74.8 million.

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

At both June 30, 2015 and June 30, 2014, we were in compliance with all covenants of the Senior Notes and the credit facilities.

A summary of net cash provided by (used in) operating, investing, and financing activities for each of the last three fiscal years is provided below (in millions):

	Fiscal Year Ended June 30,
	2015	2014	2013
Operating Activities
Net income plus depreciation and amortization	$56.3	$60.9	$50.5
Working capital items	(15.2)	(2.1)	2.4
Other operating activities	14.0	1.1	8.4
Total provided by operating activities	$55.1	$59.9	$61.3

Investing Activities
Capital expenditures & acquisitions	$(21.8)	$(19.3)	$(19.8)
Net sales (purchases) of marketable securities	15.4	(3.4)	(7.1)
Other investing activities	9.8	10.6	5.3
Total provided (used) in investing activities	$3.4	$(12.1)	$(21.6)

Financing Activities
Payments of long-term debt and capital lease obligations	$(133.7)	$(0.5)	$(26.1)
Borrowings from revolving credit and term loan facilities	$75.0	$-	$-
Purchases and retirements of company stock	(17.6)	-	-
Payment of cash dividends	(13.3)	(11.3)	(22.2)
Other financing activities	(1.4)	0.5	1.7
Total used in financing activities	$(91.0)	$(11.3)	$(46.6)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Operating Activities

In fiscal 2015, cash of $55.1 million was generated by operating activities, a decrease of $4.8 million over fiscal 2014. Net income plus depreciation and amortization in the current fiscal year includes a $3.7 million expense for the early redemption of our Senior Notes. Of this amount, $3.5 million is offset as a positive in other operating activities, as this is considered a financing activity and not an operating activity. Working capital items consist of current assets (accounts receivable, inventories, prepaid and other current assets) less current liabilities (customer deposits, accounts payable, and accrued expenses and other current liabilities).

Investing Activities

In fiscal 2015, $3.4 million of cash was provided by investing activities, whereas $12.1 million was used in the prior year comparable period, resulting in a $15.5 million comparative increase in cash in this fiscal year. More cash was provided in fiscal 2015 primarily due to current fiscal year increases both in net sales of marketable securities and net proceeds on the sale of real estate, which were partly offset by an increase in cash in the prior fiscal year due to the reduction in restricted cash. We anticipate that cash from operations will be sufficient to fund future capital expenditures, business conditions permitting.

Financing Activities

In fiscal 2015, $91.0 million was used in financing activities, which is $79.7 million more cash than used in financing activities in fiscal 2014. This was primarily due to the early redemption of our Senior Notes in March 2015. The Senior Notes had a face value of $129.4 million, which we redeemed by paying $54.4 million with available cash, and $75 million with borrowings under the Facility. We also paid a $3.5 million prepayment premium to bondholders as stipulated in the original bond indenture. During fiscal 2015 we resumed our stock repurchase program and utilized $16.5 million to repurchase 645,831 shares at a weighted average cost of $25.50 per share. At June 30, 2015 we have remaining Board authorization to repurchase 2.5 million shares. The increase in dividends was due to a 20% dividend increase from $0.10 to $0.12 per share from October 2014 forward. We expect to continue to declare quarterly dividends for the foreseeable future, business conditions permitting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

As of June 30, 2015, our outstanding debt totaled $77.6 million, the current and long-term portions of which amounted to $3.4 million and $74.2 million, respectively. The aggregate scheduled maturities of long-term debt for each of the next five fiscal years are $3.4 million in fiscal 2016, $3.3 million in fiscal 2017, $2.8 million in fiscal 2018, $2.4 million in fiscal 2019, and $65.7 million in fiscal 2020.

The following table summarizes, as of June 30, 2015, the timing of cash payments related to our outstanding contractual obligations (in thousands):

		Less			More
		than 1	1-3	4-5	than 5
	Total	Year	Years	Years	Years
Long-term debt obligations:
Debt maturities	$77,568	$3,341	$6,119	$68,108	$-
Contractual interest	5,640	1,256	2,620	1,764	-
Operating lease obligations	209,250	31,255	54,343	42,745	80,907
Letters of credit	204	204	-	-	-
Purchase obligations (1)	-	-	-	-	-
Other long-term liabilities	226	3	45	45	133
Total contractual obligations	$292,888	$36,059	$63,127	$112,662	$81,040

(1) For purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. While we are not a party to any significant long-term supply contracts or purchase commitments, we do, in the normal course of business, regularly initiate purchase orders for the procurement of (i) selected finished goods sourced from third-party suppliers, (ii) lumber, fabric, leather and other raw materials used in production, and (iii) certain outsourced services. All purchase orders are based on current needs and are fulfilled by suppliers within short time periods. At June 30, 2015, our open purchase orders with respect to such goods and services totaled approximately $37 million.

Further discussion of our contractual obligations associated with outstanding debt and lease arrangements can be found in Notes 6 and 7, respectively, to the Consolidated Financial Statements included under Item 8 of this Annual Report.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of June 30, 2015, we had working capital of $129.7 million compared to $169.6 million at June 30, 2014, a decrease of $39.9 million. This was mostly due to refinancing our debt, which reduced working capital by $59.4 million. We had a current ratio of 1.92 to 1 at June 30, 2015 and 2.25 to 1 at June 30, 2014. In addition to using available cash to fund changes in working capital, necessary capital expenditures, acquisition activity, the repayment of debt, and the payment of dividends, the Company has been authorized by our Board of Directors to repurchase our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such program in place at both June 30, 2015 and June 30, 2014 was for our consumer credit program.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”) which was last amended effective January 2014. Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. The term of the Program Agreement ends July 31, 2019, including a provision for automatic one year renewals unless either party gives notice of termination. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of the Program Agreement also contain a right for the financial services provider to demand from the Company collateral at a variable rate based on the volume of program sales if the Company does not meet certain financial covenants. If collateral had been required, it would have been between $5 million and $11 million. As of both June 30 of 2015 and 2014, no collateral was required under the Program Agreement.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to seven years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. At both June 30 of 2015 and 2014, the Company’s product warranty liability totaled $1.0 million.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Recent Accounting Pronouncements

On April 7, 2015 the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard will classify debt issuance costs as a deduction from debt liability. At June 30, 2015 and 2014, the Company had $1.3 million and $0.3 million respectively in unamortized debt issuance costs, classified as other assets on our consolidated balance sheet which, under the new standard, would be classified as a deduction from debt. There will be no effect on the consolidated statements of comprehensive income upon adoption of the ASU. The ASU is effective for the Company beginning in July 2015 and will be applied retrospectively.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. At June 30, 2015, we had $72.7 million in floating-rate debt obligations outstanding. As of that same date, our fixed-rate debt obligations consist of $1.6 million of capital leases.

Foreign currency exchange risk is primarily limited to our operation of six Ethan Allen operated retail design centers located in Canada, one in Belgium, and our plants in Mexico and Honduras, as substantially all purchases of imported parts and finished goods are denominated in United States dollars. As such, gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on our consolidated results of operations. A decrease in the value of foreign currencies (in particular Asian) relative to the United States dollar may affect the profitability of our vendors but as we employ a balanced sourcing strategy, we believe any impact would be moderate relative to peers in the industry.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data are listed in Item 15 of this Annual Report.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Ethan Allen Interiors Inc.:

We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and subsidiaries (the Company) as of June 30, 2015 and 2014, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2015. We also have audited the Company’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethan Allen Interiors Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Ethan Allen Interiors Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

/s/ KPMG LLP

August 11, 2015

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2015 and 2014

(In thousands, except share data)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$76,182	$109,176
Marketable securities	2,198	18,153
Accounts receivable, less allowance for doubtful accounts of $1,386 at June 30, 2015 and $1,442 at June 30, 2014	12,547	12,426
Inventories	151,916	146,275
Prepaid expenses and other current assets	27,831	19,599
Total current assets	270,674	305,629
Property, plant and equipment, net	277,035	288,156
Goodwill and other intangible assets	45,128	45,128
Restricted cash and investments	8,010	8,507
Other assets	6,461	7,014
Total assets	$607,308	$654,434
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$3,341	$501
Customer deposits	67,970	59,684
Accounts payable	18,946	24,320
Accrued compensation and benefits	26,896	27,709
Accrued expenses and other current liabilities	23,816	23,833
Total current liabilities	140,969	136,047
Long-term debt	74,227	130,411
Other long-term liabilities	21,577	20,509
Total liabilities	236,773	286,967
Shareholders' equity:
Class A common stock, par value $0.01; 150,000,000 shares authorized; 48,884,586 shares issued at June 30, 2015 and 48,577,620 shares issued at June 30, 2014	489	486
Class B common stock, par value $0.01; 600,000 shares authorized; none issued	-	-
Preferred stock, par value $0.01; 1,055,000 shares authorized; none issued	-	-
Additional paid-in-capital	370,914	365,733
Less: Treasury stock (at cost), 20,477,617 shares at June 30, 2015 and 19,650,385 shares at June 30, 2014	(605,586)	(584,041)
Retained earnings	607,079	584,395
Accumulated other comprehensive income	(2,638)	642
Total Ethan Allen Interiors Inc. shareholders' equity	370,258	367,215
Noncontrolling interests	277	252
Total shareholders' equity	370,535	367,467
Total liabilities and shareholders' equity	$607,308	$654,434

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For Years Ended June 30, 2015, 2014, and 2013

(In thousands, except share data)

	2015	2014	2013
Net sales	$754,600	$746,659	$729,083
Cost of sales	343,437	340,163	330,734
Gross profit	411,163	406,496	398,349
Selling, general and administrative expenses	345,229	336,860	337,912
Operating income	65,934	69,636	60,437
Interest and other income (expense)	(3,333)	276	(1,485)
Interest and other related financing costs	5,918	7,510	8,778
Income before income taxes	56,683	62,402	50,174
Income tax expense	19,541	19,471	17,696
Net income	$37,142	$42,931	$32,478

Per share data:
Net income per basic share	$1.29	$1.48	$1.13
Basic weighted average common shares	28,874	28,918	28,864
Net income per diluted share	$1.27	$1.47	$1.11
Diluted weighted average common shares	29,182	29,276	29,239
Dividends declared per common share	$0.50	$0.40	$0.77

Comprehensive income:
Net income	$37,142	$42,931	$32,478
Other comprehensive income
Curency translation adjustment	(3,308)	(77)	(506)
Other	78	105	56
Other comprehensive income (loss) net of tax	(3,230)	28	(450)
Comprehensive income	$33,912	$42,959	$32,028

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For Years Ended June 30, 2015, 2014, and 2013

(In thousands)

	2015	2014	2013
Operating activities:
Net income	$37,142	$42,931	$32,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,142	17,930	18,008
Compensation expense related to share-based payment awards	1,236	1,325	1,401
Provision (benefit) for deferred income taxes	3,923	(3,032)	2,767
Restructuring and impairment charge	784	-	-
Loss on disposal of property, plant and equipment	4,180	2,093	3,717
Other	3,606	415	1,824

Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(559)	(149)	1,922
Inventories	(5,036)	(9,019)	18,569
Prepaid and other current assets	(9,628)	4,269	1,070
Customer deposits	7,517	586	(6,951)
Accounts payable	(5,349)	1,300	(4,320)
Accrued expenses and other current liabilities	(2,113)	969	(7,839)
Other assets and liabilities	261	271	(1,345)
Net cash provided by operating activities	55,106	59,889	61,301

Investing activities:
Proceeds from the disposal of property, plant & equipment	9,103	3,381	3,283
Change in restricted cash and investments	497	6,926	(17)
Capital expenditures	(19,787)	(19,305)	(19,005)
Acquisitions	(1,991)	-	(770)
Purchases of marketable securities	-	(18,268)	(18,247)
Sales of marketable securities	15,430	14,883	11,165
Other investing activities	176	325	1,990
Net cash provided by (used in) investing activities	3,428	(12,058)	(21,601)

Financing activities:
Borrowings from revolving credit and term loan facilities	75,000	-	-
Payments on long-term debt and capital lease obligations	(133,710)	(480)	(26,104)
Purchases and retirements of company stock	(17,552)	-	-
Payment of cash dividends	(13,348)	(11,297)	(22,220)
Other financing activities	(1,353)	525	1,758
Net cash used in financing activities	(90,963)	(11,252)	(46,566)
Effect of exchange rate changes on cash	(565)	(4)	(254)
Net increase (decrease) in cash & cash equivalents	(32,994)	36,575	(7,120)
Cash & cash equivalents - beginning of year	109,176	72,601	79,721
Cash & cash equivalents - end of year	$76,182	$109,176	$72,601

Supplemental cash flow information:
Income taxes paid	$18,250		$19,046
Interest paid	$7,181	$7,085	$8,626
Non-cash capital lease obligations incurred	$1,700	$-	$927

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

For Years Ended June 30, 2015, 2014, and 2013

(In thousands, except share data)

				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Treasury	Comprehensive	Retained	Controlling
	Stock	Capital	Stock	Income	Earnings	Interests	Total
Balance at June 30, 2012	$485	$361,165	$(584,041)	$1,141	$542,918	$200	$321,868
Stock issued on share-based awards	1	1,398	-	-	-	-	1,399
Compensation expense associated with share-based awards	-	1,401	-	-	-	-	1,401
Tax benefit associated with exercise of share based awards	-	(26)	-	-	-	-	(26)
Dividends declared on common stock	-	-	-	-	(22,313)	-	(22,313)
Increase from business combination						-	-
Comprehensive income (loss)	-	-	-	(457)	32,478	7	32,028
Balance at June 30, 2013	486	363,938	(584,041)	684	553,083	207	334,357

Stock issued on share-based awards	-	357	-	-	-	-	357
Compensation expense associated with share-based awards	-	1,325	-	-	-	-	1,325
Tax benefit associated with exercise of share based awards	-	113	-	-	-	-	113
Dividends declared on common stock	-	-	-	-	(11,619)	-	(11,619)
Capital distribution	-	-	-	-	-	(25)	(25)
Comprehensive income (loss)	-	-	-	(42)	42,931	70	42,959
Balance at June 30, 2014	486	365,733	(584,041)	642	584,395	252	367,467

Stock issued on share-based awards	3	4,117	-	-	-	-	4,120
Compensation expense associated with share-based awards	-	1,236	-	-	-	-	1,236
Tax benefit associated with exercise of share based awards	-	(172)	-	-	-	-	(172)
Purchase/retirement of company stock	-	-	(21,545)	-	-	-	(21,545)
Dividends declared on common stock	-	-	-	-	(14,458)	-	(14,458)
Capital distribution	-	-	-	-	-	(25)	(25)
Comprehensive income (loss)	-	-	-	(3,280)	37,142	50	33,912
Balance at June 30, 2015	$489	$370,914	$(605,586)	$(2,638)	$607,079	$277	$370,535

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2015, 2014 and 2013

(1)      Summary of Significant Accounting Policies

Basis of Presentation

The following is a summary of significant accounting policies of Ethan Allen Interiors Inc., and its wholly-owned subsidiaries (collectively "We," "Us," "Our," "Ethan Allen" or the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Our consolidated financial statements also include the accounts of an entity in which we are a majority shareholder with the power to direct the activites that most significantly impact the entity’s performance. Noncontrolling interest amounts in the entity are immaterial and included in the Consolidated Statement of Comprehensive Income within interest and other income, net.

Nature of Operations

We are a leading manufacturer and retailer of quality home furnishings and accents, offering complimentary interior design service to our clients and sell a full range of furniture products and decorative accents. We sell our products through one of the country’s largest home furnishing retail networks with a total of 299 retail design centers, of which 144 are Company operated and 155 are independently operated. Nearly all of our Company operated retail design centers are located in the United States, with the remaining Company operated design centers located in Canada and Belgium. The majority of the independently operated design centers are in Asia, with the remaining independently operated design centers located throughout the United States, Canada, the Middle East and Europe. We have eight manufacturing facilities, one of which includes a separate sawmill operation, located throughout the United States, one in each of Mexico and Honduras.

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

Cash Equivalents

Cash and short-term, highly liquid investments with original maturities of three months or less are considered cash and cash equivalents. We invest excess cash in money market accounts, short-term commercial paper, and U.S. Treasury Bills.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Financial Instruments

Because of their short-term nature, the carrying value of our cash and cash equivalents, receivables and payables, short-term debt and customer deposit liabilities approximates fair value. Substantially all of our long-term debt at June 30, 2015 consists of our term loan and revolving credit facility, and at June 30, 2014 substantially all of our long-term debt consisted of our Senior Notes, the estimated fair value of which is $77.6 million at June 30, 2015 and $133.3 million at June 30, 2014, as compared to a carrying value on those dates of $77.6 million and $129.3 million, respectively.

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

Revenue Recognition

Revenue is recognized when all of the following have occurred: persuasive evidence of a sales arrangement exists (e.g. a wholesale purchase order or retail sales invoice); the sales arrangement specifies a fixed or determinable sales price; title and risk of ownership has passed to the customer; no specific performance obligations remain; product is shipped or services are provided to the customer; collectability is reasonably assured. As such, revenue recognition generally occurs upon the shipment of goods to independent retailers or, in the case of Ethan Allen operated retail design centers, upon delivery to the customer. If shipping is billed to customers, this is included in revenue. Recorded sales provide for estimated returns and allowances. We permit our customers to return defective products and incorrect shipments, and terms we offer are standard for the industry.

Shipping and Handling Costs

Our practice has been to sell our products at the same delivered cost to all retailers nationwide, regardless of shipping point. Costs incurred by the Company to deliver finished goods are expensed and recorded in selling, general and administrative expenses. Shipping and handling costs amounted to $67.3 million in fiscal year 2015, $67.1 million for fiscal 2014 and $62.3 million in fiscal 2013.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Advertising Costs

Advertising costs are expensed when first aired or distributed. Our total advertising costs were $30.2 million in fiscal year 2015, $29.5 million in fiscal year 2014 and $29.8 million in fiscal year 2013. These amounts include advertising media expenses, outside and inside agency expenses, certain website related fees and photo and video production net of proceeds received by us under our agreement with the third-party financial institution responsible for administering our consumer finance programs. Prepaid advertising costs at June 30, 2015 totaled $1.8 million compared to $0.6 million at June 30, 2014.

Earnings Per Share

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that the weighted average outstanding shares are adjusted to include the effects of converting all potentially dilutive share-based awards issued under our employee stock plans (see Notes 9 and 10). Certain unvested share-based payment awards are participating securities because they contain rights to receive non-forfeitable dividends (if paid). The earnings available to participating securities under the two-class method of computing earnings per share is insignificant.

Share-Based Compensation

We estimate, as of the date of grant, the fair value of stock options awarded using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e. expected volatility) and option exercise activity (i.e. expected life). Expected volatility is based on the historical volatility of our stock and other contributing factors. The expected life of options granted, which represents the period of time that the options are expected to be outstanding, is based, primarily, on historical data.

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

Recent Accounting Pronouncements

On April 7, 2015 the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard will classify debt issuance costs as a deduction from debt liability. At June 30 of 2015 and 2014, the Company had $1.3 million and $0.3 million respectively in unamortized debt issuance costs, classified as other assets on our consolidated balance sheet which, under the new standard, would be classified as a deduction from debt. There will be no effect on the consolidated statements of comprehensive income upon adoption of the ASU. The ASU is effective for the Company beginning in July 2015 and will be applied retrospectively.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(2)     Business Acquisitions

From time to time the Company acquires design centers from its independent retailers in arms length transactions. There were no material acquisitions completed during the three fiscal years ended June 30, 2015, 2014 and 2013 respectively.

(3)     Inventories

Inventories at June 30 are summarized as follows (in thousands):

	2015	2014

Finished goods	$118,537	$116,377
Work in process	10,537	8,355
Raw materials	25,943	24,347
Valuation allowance	(3,101)	(2,804)
	$151,916	$146,275

(4)     Property, Plant and Equipment

Property, plant and equipment at June 30 are summarized as follows (in thousands):

	2015	2014

Land and improvements	$82,806	$88,296
Building and improvements	385,439	389,022
Machinery and equipment	126,667	124,391
	594,912	601,709
Less: accumulated depreciation and amortization	(317,877)	(313,553)
	$277,035	$288,156

(5)     Goodwill and Other Intangible Assets

At both June 30, 2015 and 2014, we had $25.4 million of goodwill, and $19.7 million of other indefinite-lived intangible assets consisting of Ethan Allen trade names, all of which is in our wholesale segment.

In the fourth quarter of fiscal years 2015, 2014, and 2013, the Company performed qualitative assessments of the fair value of the wholesale reporting unit and concluded that the fair value of its goodwill exceeded its carrying value. In fiscal year 2011 the Company performed a quantitative assessment and determined the fair value of its wholesale reporting unit exceeded its carrying value by a substantial margin. The fair value of the trade name exceeded its carrying value by a substantial margin in fiscal years 2015, 2014 and 2013. To calculate fair value of these assets, management relies on estimates and assumptions which by their nature have varying degrees of uncertainty. Management therefore looks for third party transactions to provide the best possible support for the assumptions incorporated. Management considers several factors to be significant when estimating fair value including expected financial outlook of the business, changes in the Company’s stock price, the impact of changing market conditions on financial performance and expected future cash flows, and other factors. Deterioration in any of these factors may result in a lower fair value assessment, which could lead to impairment of the long-lived assets and goodwill of the Company.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(6)     Borrowings

Total debt obligations at June 30 consist of the following (in thousands):

	2015	2014

5.375% Senior Notes due 2015	$-	$129,255
Term loan	35,000	-
Revolver	40,000	-
Capital leases and other	2,568	1,657
Total debt	77,568	130,912
Less curent maturities	3,341	501
Total long-term debt	$74,227	$130,411

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

The Company entered into a five year, $150 million senior secured revolving credit and term loan facility on October 21, 2014, as amended January 28, 2015 (the “Facility”). The Facility amended and restated the previous five year, $50 million secured revolving credit facility in its entirety. The Facility, which expires on October 21, 2019, provides a term loan of up to $35 million and a revolving credit line of up to $115 million, subject to borrowing base availability. During March 2015, we utilized $35 million of the term loan and $40 million of the revolving credit line, along with available cash to fully redeem our Senior Notes. We incurred financing costs of $1.5 million under the Facility, which are being amortized by the straight-line method, which approximates the interest method, over the remaining life of the Facility.

At the Company’s option, revolving loans under the Facility bear interest, based on the average availability, at an annual rate of either (a) the London Interbank Offered rate (“LIBOR”) plus 1.5% to 1.75%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.5% to 0.75%. At June 30, 2015 the annual interest rate in effect on the revolving loan was 1.6875%.

At the Company’s option, term loans under the Facility bear interest, based on the Company’s rent adjusted leverage ratio, at an annual rate of either (a) the London Interbank Offered rate (“LIBOR”) plus 1.75% to 2.25%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.75% to 1.25%. At June 30, 2015 the annual interest rate in effect on the term loan was 1.9375%.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

The Company must maintain at all times a minimum fixed charge coverage ratio of 1.0 to 1.0 for the first year and 1.1 to 1.0 all times thereafter. If the outstanding term loans are less than $17.5 million and the fixed charge coverage ratio equals or exceeds 1.25 to 1.0, the fixed charge coverage ratio ceases to apply and thereafter shall only be triggered if average monthly availability is less than 15% of the amount of the revolving credit line. Our applicable fixed charge coverage ratio was 1.4 to 1.0 at June 30, 2015.

The Company intends to use the Facility for working capital and general corporate purposes, in addition to the refinancing of our Senior Notes which occurred in March 2015. At June 30, 2015, there was $0.2 million of standby letters of credit outstanding under the Facility and total availability under the Facility of $74.8 million.

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

At both June 30, 2015 and June 30, 2014, we were in compliance with all covenants of the Senior Notes and the credit facilities.

For fiscal years ended June 30, 2015, 2014 and 2013, the weighted-average interest rates applicable under our outstanding debt obligations for each year was approximately 4.8%, 5.5% and 5.5% respectively. Aggregate scheduled maturities of our debt obligations for each of the five fiscal years subsequent to June 30, 2015, and thereafter are as follows (in thousands):

Fiscal Year Ended June 30
2016	$3,341
2017	3,304
2018	2,815
2019	2,396
2020	65,712
Subsequent to 2020	-
Total scheduled debt payments	$77,568

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(7)     Leases

We lease real property and equipment under various operating lease agreements expiring at various times through 2039. Leases covering retail design center locations and equipment may require, in addition to stated minimums, contingent rentals based on retail sales or equipment usage. Generally, the leases provide for renewal for various periods at stipulated rates. Future minimum lease payments under non-cancelable operating leases for each of the five fiscal years subsequent to June 30, 2015, and thereafter are shown in the table following. Also shown are minimum future rentals from subleases, which will partially offset lease payments in the aggregate (in thousands):

Fiscal Year Ended June 30
	Minimum	Minimum
	Future	Future
	Lease	Sublease
	Payments	Rentals
2016	$31,255	$1,688
2017	28,090	1,563
2018	26,253	1,462
2019	22,724	912
2020	20,021	709
Subsequent to 2020	80,907	1,215
Total	$209,250	$7,549

Total rent expense for each of the past three fiscal years ended June 30 was as follows (in thousands):

	2015	2014	2013
Basic rentals under operating leases	$31,220	$31,168	$32,020
Contingent rentals under operating leases	160	215	57
	31,380	31,383	32,077
Less: sublease rent	(3,062)	(2,494)	(2,034)
Total rent expense	$28,318	$28,889	$30,043

As of June 30, 2015 and 2014, deferred rent credits totaling $12.4 million and $12.5 million, respectively, and deferred lease incentives totaling $3.8 million and $3.1 million, respectively, are reflected in the Consolidated Balance Sheets. These amounts are amortized over the respective underlying lease terms on a straight-line basis as a reduction of rent expense.

(8)     Shareholders' Equity

Our authorized capital stock consists of (a) 150,000,000 shares of Class A Common Stock, par value $.01 per share, (b) 600,000 shares of Class B Common Stock, par value $.01 per share, and (c) 1,055,000 shares of Preferred Stock, par value $.01 per share, of which (i) 30,000 shares have been designated Series A Redeemable Convertible Preferred Stock, (ii) 30,000 shares have been designated Series B Redeemable Convertible Preferred Stock, (iii) 155,010 shares have been designated as Series C Junior Participating Preferred Stock, and (iv) the remaining 839,990 shares may be designated by the Board of Directors with such rights and preferences as they determine (all such preferred stock, collectively, the "Preferred Stock"). Shares of Class B Common Stock are convertible to shares of our Common Stock upon the occurrence of certain events or other specified conditions being met. As of June 30, 2015 and 2014, there were no shares of Preferred Stock or Class B Common Stock issued or outstanding.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Share Repurchase Program

On November 21, 2002, the Company’s Board of Directors approved a share repurchase program authorizing us to repurchase up to 2.0 million shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. Subsequent to that date, the Board of Directors increased the then remaining share repurchase authorization on several occasions the last of which was on April 13, 2015. As of June 30, 2015 we had a remaining Board authorization to repurchase 2.5 million shares.

During the past three fiscal years, we repurchased and/or retired the following shares of our common stock (trade date basis):

	2015	2014	2013
Common shares repurchased	645,831	-	-
Cost to repurchase common shares	$16,469,725	$-	$-
Average price per share	$25.50	$-	$-

For the fiscal years presented above, we funded our purchases of treasury stock with existing cash on hand and cash generated through current period operations. All of our common stock repurchases are recorded as treasury stock and result in a reduction of shareholders’ equity.

(9)      Earnings per Share

The following table sets forth the calculation of weighted average shares for the fiscal years ended June 30 (in thousands):

	2015	2014	2013
Weighted average common shares outstanding for basic calculation	28,874	28,918	28,864

Effect of dilutive stock options and other share-based awards	308	358	375

Weighted average common shares outstanding adjusted for dilution calculation	29,182	29,276	29,239

Certain restricted stock awards and the potential exercise of certain stock options were excluded from the respective diluted earnings per share calculation because their impact is anti-dilutive. In 2015, 2014 and 2013, stock options and share based awards of 591,058, 724,292 and 877,100, respectively, have been excluded.

(10)     Share-Based Compensation

For the twelve months ended June 30, 2015, 2014, and 2013, share-based compensation expense totaled $1.2 million, $1.3 million, and $1.4 million respectively. These amounts have been included in the Consolidated Statements of Comprehensive Income within selling, general and administrative expenses. During the twelve months ended June 30, 2015, 2014, and 2013, we recognized related tax benefits associated with our share-based compensation arrangements totaling $0.5 million, $0.5 million and $0.5 million, respectively (before valuation allowances). Such amounts have been included in the Consolidated Statements of Comprehensive Income within income tax expense.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We estimate, as of the date of grant, the fair value of stock options awarded using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e. expected volatility) and option exercise activity (i.e. expected life). Expected volatility is based on the historical volatility of our stock. The risk-free rate of return is based on the U.S. Treasury bill rate for the term closest matching the expected life of the grant. The dividend yield is based on the annualized dividend rate at the grant date relative to the grant date stock price. The expected life of options granted, which represents the period of time that the options are expected to be outstanding, is based, primarily, on historical data. The weighted average assumptions used for fiscal years ended June 30 are noted in the following table:

	2015	2014	2013
Volatility	52.9%	56.3%	56.5%
Risk-free rate of return	2.03%	1.52%	0.80%
Dividend yield	2.09%	1.55%	1.64%
Expected average life (years)	6.7	5.2	5.8

At June 30, 2015, we had 1,382,400 shares of common stock available for future issuance pursuant to the 1992 Stock Option Plan (the “Plan”). The maximum number of shares of common stock reserved for issuance under the Plan is 6,487,867 shares. Following is a description of grants made under the Plan.

Stock Option Awards

The Plan provides for the grant of non-compensatory stock options to eligible employees and non-employee directors. Stock options granted under the Plan are non-qualified under Section 422 of the Internal Revenue code and allow for the purchase of shares of our common stock. The Plan also provides for the issuance of stock appreciation rights ("SARs") on issued options, however, no SARs have been issued as of June 30, 2015. The awarding of such options is determined by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer. Option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant, vest ratably over a specified service period, and have a contractual term of 10 years. In fiscal 2015 the service period was 5 years for awards to employees (as further described below), and 3 years for awards to independent directors.

Effective October 1, 2011, the Company and M. Farooq Kathwari, our President and Chief Executive Officer, entered into a new employment agreement (the "Agreement"). Pursuant to the terms of the Agreement, Mr. Kathwari was awarded on October 1, 2011, options to purchase 300,000 shares of our common stock at an exercise price of $13.61 which vest ratably over a 5-year period on each June 30, unless earlier vested, in certain circumstances, in accordance with the terms of the Agreement. During fiscal 2015 the Company granted to certain executives of the Company other than Mr. Kathwari, options to purchase an aggregate of 195,000 shares of our common stock, which vest provided certain performance and service conditions are met (“Performance Options”). The performance conditions allow the potential vesting in three equal tranches, provided attainment of a minimum annual 5% growth in operating income (as defined in the agreement) for each of the ensuing three fiscal years. If the minimum annual growth is not achieved in any fiscal year, that tranche is forfeited, except that if a cumulative compound growth rate of 5% is achieved at the end of the three fiscal years, performance conditions for all three tranches will have been met. Service conditions require an additional period after performance conditions are met. Consequently, assuming both performance and service conditions are met, shares become exercisable between 3 and 5 years from grant date. At June 30, 2015, 43,667 Performance Options achieved the performance conditions, and consequently will vest ratably in three equal tranches on the grant date anniversary in years three, four and five provided service conditions are also met. The Company considers the remaining 282,333 Performance Options to be probable of achieving the respective performance conditions so they are being amortized to expense over their respective service periods. The Performance Options are reflected in the options tables presented below. All options were issued at the closing stock price on each grant date, and have a contractual term of 10 years. A summary of stock option activity occurring during the fiscal year ended June 30, 2015 is presented below:

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
Options	Shares	Price	Term (yrs)	Intrinsic Value
Outstanding - June 30, 2014	1,323,376	$23.65
Granted	221,316	25.79
Exercised	(306,966)	13.42
Canceled (forfeited/expired)	(242,838)	35.80
Outstanding - June 30, 2015	994,888	24.33	5.9	$3,719,896
Exercisable - June 30, 2015	540,314	$24.65	3.5	$2,565,056

The weighted average grant-date fair value of options granted during fiscal 2015, 2014, and 2013 was $11.30, $11.42 and $9.96 respectively. The total intrinsic value of options exercised during 2015, 2014 and 2013 was $4.5 million, $0.2 million, and $0.8 million, respectively. As of June 30, 2015, there was $3.1 million of total unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.0 years. A summary of the nonvested shares as of June 30, 2015 and changes during the year then ended is presented below:

		Weighted Average
		Grant Date
Options	Shares	Fair Value
Nonvested June 30, 2014	330,677	$9.10
Granted	221,316	11.30
Vested	(87,419)	7.31
Canceled (forfeited/expired)	(10,000)	10.25
Nonvested at June 30, 2015	454,574	$10.49

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

A summary of nonvested restricted share activity occurring during the fiscal year ended June 30, 2015 is presented below.

		Weighted
		Average
		Grant Date
Restricted Awards	Shares	Fair Value
Nonvested - June 30, 2014	52,000	$14.66
Granted	-
Vested	(31,000)	15.37
Canceled (forfeited/expired)	-
Nonvested - June 30, 2015	21,000	$13.61

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

As of June 30, 2015, there was $0.3 million of total unrecognized compensation cost related to restricted shares granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.0 years. The total fair value of restricted shares vested during the fiscal years ending June 30, 2015 and 2014 was $0.8 million and $0.9 million respectively.

Stock Unit Awards

In connection with previous employment agreements, Mr. Kathwari was deemed to have earned 126,000 stock units. In the event of the termination of his employment, regardless of the reason for termination, Mr. Kathwari will receive shares of common stock equal to the number of stock units earned.

(11)     Income Taxes

Income tax expense (benefit) attributable to income from operations consists of the following for the fiscal years ended June 30 (in thousands):

	2015	2014	2013
Current:
Federal	$15,064	$20,693	$13,305
State	489	1,900	1,822
Foreign	55	60	125
Total current	15,608	22,653	15,252
Deferred:
Federal	2,979	(941)	1,798
State	759	(1,921)	669
Foreign	195	(320)	(23)
Total deferred	3,933	(3,182)	2,444
Income Tax Expense (Benefit)	$19,541	$19,471	$17,696

The following is a reconciliation of expected income tax expense (benefit) (computed by applying the federal statutory income tax rate to income before taxes) to actual income tax expense (benefit) (in thousands):

	2015		2014		2013

Expected Income Tax Expense	$19,839	35.0%	$21,841	35.0%	$17,561	35.0%
State income taxes, net of federal income tax	1,597	2.8%	2,209	3.5%	1,467	2.9%
Valuation allowance	409	0.7%	(1,540)	-2.5%	631	1.3%
Section 199 Qualified Production Activities deduction	(998)	-1.8%	(1,342)	-2.2%	(1,157)	-2.3%
Unrecognized tax expense (benefit)	(641)	-1.1%	(904)	-1.4%	30	0.1%
Other, net	(665)	-1.2%	(793)	-1.3%	(836)	-1.7%
Actual income tax expense (benefit)	$19,541	34.5%	$19,471	31.2%	$17,696	35.3%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The deferred income tax asset and liability balances at June 30 (in thousands) include:

	2015	2014
Deferred tax assets:
Accounts receivable	$534	$557
Inventories	-	223
Employee compensation accruals	4,555	5,168
Stock based compensation	2,639	2,468
Deferred rent credits	5,943	5,695
Restructuring charges	387	465
Net operating loss carryforwards	4,059	4,004
Goodwill	2,748	3,870
Other, net	2,320	2,693
Total deferred tax assets	23,185	25,143
Less: Valuation allowance	(1,816)	(1,408)
Net deferred tax assets	21,369	23,735

Deferred tax liabilities:
Inventories	149	-
Property, plant and equipment	1,358	622
Intangible assets other than goodwill	14,261	14,306
Commissions	3,999	3,274
Other, net	-	-
Total deferred tax liability	19,767	18,202
Total net deferred tax asset	$1,602	$5,533

The deferred tax balances are classified in the Consolidated Balance Sheets as follows at June 30 (in thousands):

	2015	2014
Current assets	$2,301	$4,028
Non-current assets	3,932	4,440
Current liabilities	-	-
Non-current liabilities	4,631	2,935
Total net deferred tax asset	$1,602	$5,533

Note:        Current deferred tax assets and liabilities and non-current deferred tax assets and liabilities have been presented net in the Consolidated Balance Sheets.

We evaluate our deferred taxes to determine if the “more likely than not” standard of evidence has not been met thereby supporting the need for a valuation allowance. A valuation allowance must be established for deferred tax assets when it is less than 50% likely that assets will be realized. At June 30 of 2015, 2014 and 2013, such an allowance was in place against the Belgian foreign tax assets in our retail segment, and at June 30, 2015 this valuation allowance was approximately $1.8 million. At June 30, 2013, a valuation allowance was also in place against certain U.S. retail segment assets. During fiscal 2014, we determined these assets would likely be realized due to a return to profitability that remains through fiscal 2015. Accordingly, during fiscal 2014, we released all of the U.S. retail segment valuation allowance remaining against deferred tax assets, recording a tax benefit of $2 million at that time.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The Company’s deferred income tax assets at June 30, 2015 with respect to the net operating losses expire as follows (in thousands):

	Deferred	Net Operating
	Income	Loss
	Tax Assets	Carryforwards
United States (State), expiring between 2016 and 2032	$1,641	$35,761
Foreign, Expiring between 2029 and 2033	2,419	7,579

Deferred U.S. federal income taxes are not provided for unremitted foreign earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested.

Uncertain Tax Positions

We recognize interest and penalties related to income tax matters as a component of income tax expense. If the $3.1 million of unrecognized tax benefits and related interest and penalties as of June 30, 2015 were recognized, approximately $2.0 million would be recorded as a benefit to income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits including related interest and penalties as of June 30, 2015 and 2014 is as follows (in thousands):

	2015	2014
Beginning balance	$4,699	$6,843
Additions for tax positions taken	568	1,642
Reductions for tax positions taken in prior years	(1,555)	(2,853)
Settlements	(596)	(933)
Ending balance	$3,117	$4,699

It is reasonably possible that various issues relating to approximately $1.2 million of the total gross unrecognized tax benefits as of June 30, 2015 will be resolved within the next twelve months as exams are completed or statutes expire. If recognized, approximately $0.8 million of unrecognized tax benefits would reduce our tax expense in the period realized. However, actual results could differ from those currently anticipated.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by the taxing authorities in such major jurisdictions as the U.S. Canada, Mexico, Belgium and Honduras. As of June 30, 2015, the Company and certain subsidiaries are currently under audit from 2007 through 2013 in the U.S. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant.

(12)     Employee Retirement Programs

The Ethan Allen Retirement Savings Plan

The Ethan Allen Retirement Savings Plan (the "Savings Plan") is a defined contribution plan, which is offered to substantially all of our employees who have completed three consecutive months of service regardless of hours worked. We may, at our discretion, make a matching contribution to the 401(k) portion of the Savings Plan on behalf of each participant. Total 401(k) Company match expense amounted to $3.3 million in 2015, $2.8 million in 2014, and $2.9 million in 2013. The contribution was made entirely in cash in 2015, 2014 and 2013.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Other Retirement Plans and Benefits

Ethan Allen provides additional benefits to selected members of senior and middle management in the form of previously entered deferred compensation arrangements and a management cash bonus and other incentive programs. The total cost of these benefits was $3.7 million, $3.5 million, and $3.4 million in 2015, 2014 and 2013, respectively.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(14)     Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the fiscal year ended June 30, 2015 (in thousands):

	Foreign		Unrealized
	currency		gains and
	translation	Derivative	losses on
	adjustments	instruments	investments	Total
Balance June 30, 2014	$670	$(39)	$11	$642
Changes before reclassifications	$(3,308)	$-	$(11)	$(3,319)
Amounts reclassified from accumulated other comprehensive income	$-	$39	$-	$39
Current period other comprehensive income	$(3,308)	$39	$(11)	$(3,280)
Balance June 30, 2015	$(2,638)	$-	$-	$(2,638)

Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada, Belgium, Honduras and Mexico, and exclude income taxes given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. The derivative instruments were reclassified to interest expense in our consolidated statements of operations.

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

	Fiscal Year Ended June 30,
	2015	2014	2013
Case Goods	34%	36%	37%
Upholstered Products	48%	48%	48%
Home Accessories and Other	18%	16%	15%
	100%	100%	100%

Information for each of the last three fiscal years ended June 30 is provided below (in thousands):

	2015	2014	2013
Net sales:
Wholesale segment	$469,384	$453,607	$434,439
Retail segment	579,713	580,739	578,284
Elimination of inter-company sales	(294,497)	(287,687)	(283,640)
Consolidated Total	$754,600	$746,659	$729,083

Operating income (loss):
Wholesale segment	$66,988	$57,816	$50,843
Retail segment	1,726	10,515	8,016
Adjustment of inter-company profit (1)	(2,780)	1,305	1,578
Consolidated Total	$65,934	$69,636	$60,437

Depreciation & Amortization:
Wholesale segment	$8,044	$7,887	$8,166
Retail segment	11,098	10,043	9,842
Consolidated Total	$19,142	$17,930	$18,008

Capital expenditures:
Wholesale segment	$9,427	$11,013	$7,024
Retail segment	10,360	8,292	11,981
Acquisitions	1,991	-	770
Consolidated Total	$21,778	$19,305	$19,775
	June 30	June 30	June 30
	2015	2014	2013
Total Assets:
Wholesale segment	$297,280	$339,271	$291,942
Retail segment	341,886	344,025	355,233
Inventory profit elimination (2)	(31,858)	(28,862)	(29,890)
Consolidated Total	$607,308	$654,434	$617,285

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

	Fiscal Year Ended June 30,
	2015	2014	2013
Independent design centers	97	91	86
Company operated design centers	7	8	8
Total international design centers	104	99	94

Percentage of consolidated net sales	11.6%	10.6%	8.9%

(16)     Selected Quarterly Financial Data (Unaudited)

Tabulated below is selected financial data for each quarter of the fiscal years ended June 30, 2015, 2014, and 2013 (in thousands, except per share data):

	Quarter Ended
	September 30	December 31	March 31	June 30
Fiscal 2015:
Net Sales	$190,706	$197,067	$173,259	$193,568
Gross profit	104,803	106,074	94,110	106,176
Net income	11,879	10,038	2,536	12,689
Earnings per basic share	0.41	0.35	0.09	0.44
Earnings per diluted share	0.41	0.34	0.09	0.44
Dividends declared per common share	0.12	0.12	0.12	0.14

Fiscal 2014:
Net Sales	$181,659	$193,104	$173,061	$198,835
Gross profit	98,743	105,999	93,130	108,624
Net income	9,034	11,555	5,258	17,084
Earnings per basic share	0.31	0.40	0.18	0.59
Earnings per diluted share	0.31	0.39	0.18	0.58
Dividends declared per common share	0.10	0.10	0.10	0.10

Fiscal 2013:
Net Sales	$187,437	$191,251	$168,144	$182,251
Gross profit	104,253	103,967	91,785	98,344
Net income	10,064	9,846	4,374	8,194
Earnings per basic share	0.35	0.34	0.15	0.28
Earnings per diluted share	0.35	0.34	0.15	0.28
Dividends declared per common share	0.09	0.50	0.09	0.09

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and June 30, 2014 (in thousands):

June 30, 2015
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$84,192	$-	$-	$84,192
Available-for-sale securities	-	2,198	-	2,198
Total	$84,192	$2,198	$-	$86,390

June 30, 2014
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$117,683	$-	$-	$117,683
Available-for-sale securities	-	18,153	-	18,153
Total	$117,683	$18,153	$-	$135,836

Cash equivalents consist of money market accounts, and mutual funds in U.S. government and agency fixed income securities. We use quoted prices in active markets for identical assets or liabilities to determine fair value. There were no transfers between level 1 and level 2 during fiscal years 2015 or 2014. At June 30, 2015 and 2014, $8.0 million and $8.5 million, respectively, of cash equivalents were restricted and classified as a long-term asset.

At June 30, 2015 available-for-sale securities consist of $2.2 million of U.S. municipal bonds, and at June 30, 2014, available for sale securities consisted of $18.2 million in U.S. municipal bonds. All securities in both years have maturities of less than two years, and are rated A/A2 or better by S&P/Moody’s respectively. There were no material gross unrealized gains or losses on available-for-sale securities at June 30, 2015 or June 30, 2014.

Additional information on available-for-sale securities balances at June 30 are provided in the following table (in thousands).

	Amortized	Fair
	Cost Basis	Value
2015	$2,155	$2,198
2014	$17,909	$18,153

The contractual maturities of our available-for-sale investments as of June 30, 2015 and 2013 were as follows (in thousands):

June 30, 2015
		Estimated
	Cost	Fair Value
Due in one year or less	$2,296	$2,198
Due after one year through five years	$-	$-

June 30, 2014
		Estimated
	Cost	Fair Value
Due in one year or less	$16,049	$15,863
Due after one year through five years	$2,296	$2,290

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Proceeds from sales of investments available for sale were $15.4 million in fiscal 2015 and $14.9 million during fiscal 2014, resulting in no material gain or loss in either period. There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including our cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended June 30, 2015, we determined that certain long-lived assets of our retail design centers in Belgium were impaired, and an impairment charge of $0.8 million was recorded. The Company’s decision during the third quarter of fiscal 2015 to exit the lease in Brussels led to our re-evaluation of the future cash flows of that asset group over a shorter useful life than previously expected.

(18)     Restricted Cash and Investments

At June 30, 2015 and 2014 we held $8.0 million and $8.5 million, respectively, of cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation and other insurance liabilities, and for the benefit of the issuer of our private label credit cards to ensure funding for delivery of products sold. These restricted funds, which can be invested by us in money market mutual funds, and U.S. Treasuries and U.S. Government agency fixed income instruments with maturities of two years or less, cannot be withdrawn from our account without the prior written consent of the secured parties. These restricted funds are classified as long-term assets because they are not expected to be used within one year to fund operations. See also Note 17, “Financial Instruments”.

(19)     Subsequent Events

None.

(20)     VALUATION AND QUALIFYING ACCOUNTS

The following table provides information regarding the Company’s sales discounts, sales returns and allowance for doubtful accounts (in thousands):

		Additions
	Balance at	(Reductions)	Adjustments	Balance at
	Beginning	Charged to	and/or	End of
	of Period	Income	Deductions	Period
Accounts Receivable:
Sales discounts, sales returns and allowance for doubtful accounts:
June 30, 2015	$1,442	$(56)	$-	$1,386
June 30, 2014	$1,230	$212	$-	$1,442
June 30, 2013	$1,250	$(20)	$-	$1,230

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 9A. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2015.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2015, as stated in their report included under Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 will appear in the Ethan Allen Interiors Inc. proxy statement for the Annual Meeting of Shareholders scheduled to be held on October 15, 2015 (the "Proxy Statement"). The Proxy Statement, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in this Annual Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934). In addition, the information set forth below is provided as required by Item 10 and the listing standards of the New York Stock Exchange ("NYSE").

Item 10. Directors, Executive Officers and Corporate Governance

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics can be accessed via our website at www.ethanallen.com/governance.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)

Financial Statements. Our Consolidated Financial Statements, included under Item 8 hereof, as required at June 30, 2015 and 2014, and for the years ended June 30, 2015, 2014 and 2013 consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders' Equity

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules. None.

(b)	The following Exhibits are filed as part of this report on Form 10-K:

	Exhibit Number	Exhibit
*	3 (a)

Restated Certificate of Incorporation of the Company dated as of March 23, 1993.  Certificate of Amendment to Restated Certificate of  Incorporation dated as of August 5, 1997.  Second Certificate of Amendment to Restated Certificate of Incorporation dated as of March 27, 1998.  Third Certificate of Amendment to Restated Certificate of Incorporation dated as of April 28, 1999. Fourth Amendment to Restated Certificate of Incorporation dated as of December 5, 2013.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

*	3 (b)	Certificate of Designations relating to the New Convertible Preferred Stock dated as of March 23, 1993
*	3 (c)

Certificate of Designation relating to the Series C Junior Participating Preferred Stock dated as of July 3, 1996, and Certificate of Amendment of Certificate of Designations of Series C Junior Participating Preferred Stock dated as of December 27, 2004

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

*	10 (d)-5

Fifth Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement effective as of July 1, 2015, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc., and Synchrony Bank (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

10 (e)

Employment Agreement, dated as of September 30, 2011, by and among Ethan Allen Interiors Inc., Ethan Allen Global Inc. and M. Farooq Kathwari (incorporated herein by reference to Exhibit 10(I) to the Current Report on Form 8-K of the Company filed with the SEC on October 6, 2011)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

	10 (f)-3

Amendment No. 2, dated as of March 25, 2011, to the Credit Agreement dated May 29, 2009, among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P.Morgan Chase Bank, N.A., and Wells Fargo Bank, National Association (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 5, 2011)

	10 (f)-4

Amended and Restated Credit Agreement, dated October 21, 2014, among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P. Morgan Chase Bank, N.A., and Capital One, National Association (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on October 22, 2014)

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

	By	/s/ M. Farooq Kathwari
DATE: August 11, 2015		(M. Farooq Kathwari)
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 11, 2015	By	/s/ Corey Whitely
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

/s/ M. Farooq Kathwari	Chairman, President and Chief Executive Officer
(M. Farooq Kathwari)	(Principal Executive Officer)

/s/ Corey Whitely	Executive Vice President, Administration,
(Corey Whitely)	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ John S. Bedford	Vice President, Corporate Controller
(John S. Bedford)	(Principal Accounting Officer)

/s/ James B. Carlson	Director
(James B. Carlson)

/s/ Clinton A. Clark	Director
(Clinton A. Clark)

/s/ John Dooner	Director
(John Dooner)

/s/ Kristin Gamble	Director
(Kristin Gamble)

/s/ James W. Schmotter	Director
(James W. Schmotter)

/s/ Frank G. Wisner	Director
(Frank G. Wisner)

/s/ Dominick Esposito	Director
(Dominick Esposito)

Date: August 11, 2015