Form 10-Q
period 2015-09-30
ETHAN ALLEN INTERIORS INC
filed 2015-10-28
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

At October 16, 2015, there were 28,414,697 shares of Class A Common Stock, par value $.01, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	September 30, 2015	June 30, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,008	$76,182
Marketable securities	-	2,198
Accounts receivable, less allowance for doubtful accounts of $1,446 at September 30, 2015 and $1,386 at June 30, 2015	12,705	12,547
Inventories	156,567	151,916
Prepaid expenses and other current assets	26,591	27,831
Total current assets	282,871	270,674

Property, plant and equipment, net	274,745	277,035
Goodwill and other intangible assets	45,128	45,128
Restricted cash and investments	7,803	8,010
Other assets	4,545	5,130
Total assets	$615,092	$605,977

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$3,041	$3,034
Customer deposits	66,577	67,970
Accounts payable	20,148	18,946
Accrued compensation and benefits	22,724	26,896
Accrued expenses and other current liabilities	28,981	23,816
Total current liabilities	141,471	140,662
Long-term debt	72,464	73,203
Other long-term liabilities	21,606	21,577
Total liabilities	235,541	235,442
Shareholders' equity:
Class A common stock	489	489
Additional paid-in-capital	371,757	370,914
Less: Treasury stock (at cost)	(605,586)	(605,586)
Retained earnings	616,230	607,079
Accumulated other comprehensive income	(3,622)	(2,638)
Total Ethan Allen Interiors Inc. shareholders' equity	379,268	370,258
Noncontrolling interests	283	277
Total shareholders' equity	379,551	370,535
Total liabilities and shareholders' equity	$615,092	$605,977

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three months ended
	September 30,
	2015	2014
Net sales	$190,391	$190,706
Cost of sales	85,718	85,903
Gross profit	104,673	104,803
Selling, general and administrative expenses	83,773	84,333
Operating income	20,900	20,470
Interest and other income	126	143
Interest and other related financing costs	456	1,889
Income before income taxes	20,570	18,724
Income tax expense	7,423	6,845
Net income	$13,147	$11,879

Per share data:
Basic earnings per common share:
Net income per basic share	$0.46	$0.41
Basic weighted average common shares	28,410	28,927
Diluted earnings per common share:
Net income per diluted share	$0.46	$0.41
Diluted weighted average common shares	28,673	29,248

Comprehensive income:
Net income	$13,147	$11,879
Other comprehensive income
Currency translation adjustment	(984)	(855)
Other	6	16
Other comprehensive income (loss) net of tax	(978)	(839)
Comprehensive income	$12,169	$11,040

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three months ended
	September 30,
	2015	2014
Operating activities:
Net income	$13,147	$11,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,783	4,719
Compensation expense related to share-based payment awards	427	317
Provision (benefit) for deferred income taxes	(218)	124
Loss on disposal of property, plant and equipment	106	1,920
Other	(482)	(37)

Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(158)	(2,663)
Inventories	(4,651)	(10,639)
Prepaid and other current assets	1,519	(4,546)
Customer deposits	(1,393)	5,574
Accounts payable	1,202	(4,269)
Accrued expenses and other current liabilities	1,269	5,687
Other assets and liabilities	503	(1,258)
Net cash provided by operating activities	16,054	6,808

Investing activities:
Proceeds from the disposal of property, plant & equipment	1	3,305
Change in restricted cash and investments	207	500
Capital expenditures	(3,138)	(5,410)
Acquisitions	-	(1,991)
Sales of marketable securities	2,150	5,075
Other investing activities	52	44
Net cash provided by (used in) investing activities	(728)	1,523

Financing activities:
Payments on long-term debt and capital lease obligations	(809)	(150)
Payment of cash dividends	(3,992)	(2,900)
Other financing activities	447	4
Net cash provided by (used in) financing activities	(4,354)	(3,046)
Effect of exchange rate changes on cash	(146)	(153)
Net increase in cash & cash equivalents	10,826	5,132
Cash & cash equivalents at beginning of period	76,182	109,176
Cash & cash equivalents at end of period	$87,008	$114,308

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three Months Ended September 30, 2015

(Unaudited)

(In thousands)

				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Treasury	Comprehensive	Retained	Controlling
	Stock	Capital	Stock	Income	Earnings	Interests	Total
Balance at June 30, 2015	$489	$370,914	$(605,586)	$(2,638)	$607,079	$277	$370,535

Stock issued on share-based awards	-	136	-	-	-	-	136

Compensation expense associated with share-based awards	-	427	-	-	-	-	427

Tax benefit associated with exercise of share based awards	-	280	-	-	-	-	280

Dividends declared on common stock	-	-	-	-	(3,996)	-	(3,996)

Comprehensive income	-	-	-	(984)	13,147	6	12,169
Balance at September 30, 2015	$489	$371,757	$(605,586)	$(3,622)	$616,230	$283	$379,551

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2015.

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination in such domestic and foreign jurisdictions. As of September 30, 2015, the Company and certain subsidiaries are currently under audit in the U.S. from 2008 through 2013. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant. It is reasonably possible that some of these audits may be completed during the next twelve months. It is reasonable to expect that various issues relating to uncertain tax benefits will be resolved within the next twelve months as exams are completed or as statutes expire and will impact the effective tax rate.

The Company’s consolidated effective tax rate was 36.1% for the three months ended September 30, 2015, and 36.6% for the three months ended September 30, 2014, respectively. Both the current and prior year effective tax rates primarily include tax expense on that year’s net income, and tax and interest expense on uncertain tax positions, partly offset by the reversal and recognition of some uncertain tax positions.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4)	Restricted Cash and Investments

At September 30, 2015 and June 30, 2015, we held $7.8 million and $8.0 million respectively, of restricted cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation insurance and other insurance. These funds can be invested in high quality money market mutual funds, U.S. Treasuries and U.S. Government agency fixed income instruments, and cannot be withdrawn without the prior written consent of the secured party. These assets are carried at cost, which approximates market value and are classified as long-term assets because they are not expected to be used within one year to fund operations. See also Note 12, “Fair Value Measurements".

(5)	Marketable Securities

At June 30, 2015, the Company held marketable securities of $2.2 million , classified as current assets, consisting of U.S. municipal bonds with maturities of less than one year, which were rated A+/A2 or better by the rating services Standard & Poors (“S&P”) and Moodys Investors Service (“Moodys”) respectively.At September 30, 2015, we did not hold any marketable securities. The municipal bonds all matured and the proceeds were transferred to our operating cash accounts. There were no material realized or unrealized gains or losses for the three months ended September 30, 2015 and September 30, 2014. See also Note 12, “Fair Value Measurements".

(6)	Inventories

Inventories at September 30, 2015 and June 30, 2015 are summarized as follows (in thousands):

	September 30,	June 30,
	2015	2015

Finished goods	$121,979	$118,537
Work in process	11,440	10,537
Raw materials	26,306	25,943
Valuation allowance	(3,158)	(3,101)
	$156,567	$151,916

(7)	Borrowings

Total debt obligations at September 30, 2015 and June 30, 2015 consist of the following (in thousands):

	September 30,	June 30,
	2015	2015

Revolving Credit Facility due 10/21/2019	$40,000	$40,000
Term Loan due 10/21/2019	34,417	35,000
Capital leases	2,342	2,568
Unamortized debt issuance costs	(1,254)	(1,331)
Total debt	75,505	76,237
Less current maturities	3,041	3,034
Total long-term	$72,464	$73,203

In September 2005, we issued $200.0 million in ten-year senior unsecured notes due October 1, 2015 (the "Senior Notes"). The Company entered into a five year, $150 million senior secured revolving credit and term loan facility on October 21, 2014, as amended January 28, 2015 (the “Facility”). The Facility amended and restated the previous five-year, $50 million secured revolving credit facility in its entirety. The Facility, which expires on October 21, 2019, provides a term loan of up to $35 million and a revolving credit line of up to $115 million, subject to borrowing base availability. During March 2015, we utilized $35 million of the term loan and $40 million of the revolving credit line, along with our available cash to fully redeem our Senior Notes. We incurred financing costs of $1.5 million under the Facility, which are being amortized by the straight-line method, which approximates the interest method, over the remaining life of the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At the Company’s option, revolving loans under the Facility bear interest, based on the average availability, at an annual rate of either (a) the London Interbank Offered rate (“LIBOR”) plus 1.5% to 1.75%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.5% to 0.75%. At September 30, 2015 the annual interest rate in effect on the revolving loan was 1.75%.

At the Company’s option, term loans under the Facility bear interest, based on the Company’s rent adjusted leverage ratio, at an annual rate of either (a) LIBOR plus 1.75% to 2.25%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.75% to 1.25%. At September 30, 2015 the annual interest rate in effect on the term loan was 2.0%.

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

Quarterly installments of principal on the term loan are payable based on a straight line 15 year amortization period, with the balance due at maturity. The Company does not expect to repay the revolving credit line portion of the Facility within the next year.

The Facility is secured by all property owned, leased or operated by the Company in the United States and includes certain real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends and share repurchases); sell certain assets; and make investments.

The Company must maintain at all times a minimum fixed charge coverage ratio of 1.0 to 1.0 for the first year and 1.1 to 1.0 all times thereafter. If the outstanding term loans are less than $17.5 million and the fixed charge coverage ratio equals or exceeds 1.25 to 1.0, the fixed charge coverage ratio ceases to apply and thereafter shall only be triggered if average monthly availability is less than 15% of the amount of the revolving credit line. Our applicable fixed charge coverage ratio was 1.4 to 1.0 at September 30, 2015 and our average availability was 65.0%.

The Company intends to use the Facility for working capital and general corporate purposes, including dividend payments and share repurchases, in addition to the refinancing of our Senior Notes which occurred in March 2015. At both September 30, 2015 and June 30, 2015, there was $0.2 million of standby letters of credit outstanding under the Facility and total availability under the Facility of $74.8 million.

At both September 30, 2015 and June 30, 2015, we were in compliance with all of the covenants under the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes, as of September 30, 2015, the timing of cash payments related to our outstanding long-term debt obligations for the remaining nine months of fiscal 2016, and each of the five fiscal years subsequent to June 30, 2016, and thereafter (in thousands).

Periods ending June 30,
2016	$2,532
2017	3,303
2018	2,815
2019	2,396
2020	65,713
2021 and thereafter	-
Total scheduled debt payments	$76,759

(8)	Litigation

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

All options are issued at the closing stock price on each grant date, and have a contractual term of 10 years. A summary of stock option activity occurring during the three months ended September 30, 2015 is presented below:

Options	Shares
Outstanding - June 30, 2015	994,888
Granted	24,367
Exercised	(7,328)
Canceled (forfeited/expired)	(10,800)
Outstanding - September 30, 2015	1,001,127
Exercisable - September 30, 2015	555,252

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2015, there were 1,368,833 shares of common stock available for future issuance pursuant to the 1992 Stock Option Plan.

(10)	Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three months ended
	September 30,
	2015	2014
Weighted average common shares outstanding for basic calculation	28,410	28,927
Effect of dilutive stock options and other share-based awards	263	321
Weighted average common shares outstanding adjusted for dilution calculation	28,673	29,248

As of September 30, 2015 and 2014, stock options to purchase 576,009 and 541,508 common shares, respectively, were excluded from the respective diluted earnings per share calculations because their impact was anti-dilutive.

(11)	Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of foreign currency translation adjustments which are the result of changes in foreign currency exchange rates related to our operations in Canada, Belgium, Honduras, and Mexico, and exclude income taxes given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite time. The table following sets forth the activity in accumulated other comprehensive income for the period ended September 30, 2015 (in thousands).

Balance June 30, 2015	$(2,638)
Changes before reclassifications	$(984)
Amounts reclassified from accumulated other comprehensive income	$-
Current period other comprehensive income	$(984)
Balance September 30, 2015	$(3,622)

(12)	Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and June 30, 2015 (in thousands):

September 30, 2015
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$94,811	$-	$-	$94,811
Available-for-sale securities	-	-	-	-
Total	$94,811	$-	$-	$94,811

June 30, 2015
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$84,192	$-	$-	$84,192
Available-for-sale securities	-	2,198	-	2,198
Total	$84,192	$2,198	$-	$86,390

Cash equivalents consist of money market accounts and mutual funds in U.S. government and agency fixed income securities. We use quoted prices in active markets for identical assets or liabilities to determine fair value. There were no transfers between level 1 and level 2 during the first three months of fiscal 2016 or fiscal 2015. At September 30, 2015 and June 30, 2015, $7.8 million and $8.0 million, respectively, of the cash equivalents were restricted, and classified as long-term assets.

At June 30, 2015, available-for-sale securities consisted of $2.2 million in U.S. municipal bonds. The bonds were rated A+/A2 or better by S&P and Moodys, respectively. As of September 30, 2015 and June 30, 2015, there were no material gross unrealized gains or losses on available-for-sale securities. We did not hold any available-for-sale securities on September 30, 2015, as all municipal bonds matured and the proceeds were transferred to our operating cash accounts. At June 30, 2015, the contractual maturities of our available-for-sale securities were as follows:

June 30, 2015
	Cost	Estimated Fair Value
Due in one year or less	$2,296	$2,198
Due after one year through five years	$-	$-

No investments have been in a continuous loss position for more than one year, and no other-than-temporary impairments were recognized. See also Note 4, "Restricted Cash and Investments" and Note 5, "Marketable Securities".

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We measure certain assets at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three month periods ended September 30, 2015 and 2014, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis.

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

We evaluate performance of the respective segments based upon revenues and operating income. While the manner in which our home furnishings and accessories are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different. Within each segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accents and other). A breakdown of wholesale segment sales by these product lines for the three months ended September 30, 2015 and 2014 is provided as follows:

	Three months ended
	September 30,
	2015	2014
Case Goods	33%	36%
Upholstered Products	49%	46%
Home Accents and Other	18%	18%
	100%	100%

A breakdown of retail segment sales by these product lines for the three months ended September 30, 2015 and 2014 is provided as follows:

	Three months ended
	September 30,
	2015	2014
Case Goods	30%	33%
Upholstered Products	46%	44%
Home Accents and Other	24%	23%
	100%	100%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Segment information for the three months ended September 30, 2015 and 2014 is provided below (in thousands):

	Three months ended
	September 30,
	2015	2014
Net sales:
Wholesale segment	$120,455	$124,600
Retail segment	146,040	145,043
Elimination of inter-company sales	(76,104)	(78,937)
Consolidated Total	$190,391	$190,706

Operating income:
Wholesale segment	$20,587	$21,542
Retail segment	1,640	1,762
Adjustment of inter-company profit (1)	(1,327)	(2,834)
Consolidated Total	$20,900	$20,470

Depreciation & Amortization:
Wholesale segment	$1,911	$2,094
Retail segment	2,872	2,625
Consolidated Total	$4,783	$4,719

Capital expenditures:
Wholesale segment	$1,516	$3,961
Retail segment	1,622	1,449
Acquisitions	-	1,991
Consolidated Total	$3,138	$7,401

	September 30,	June 30,
	2015	2015
Total Assets:
Wholesale segment	$306,813	$295,949
Retail segment	341,598	341,886
Inventory profit elimination (2)	(33,319)	(31,858)
Consolidated Total	$615,092	$605,977

(1)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.
(2)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(14)	Recently Issued Accounting Pronouncements

On April 7, 2015 the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard classifies debt issuance costs as a deduction from the debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, these costs were classified as assets. We adopted the provisions of ASU 2015-03 beginning in July 2015 and prior period amounts have been reclassified to conform to the current period presentation. As of June 30, 2015, $0.3 million of debt issuance costs were reclassified in the consolidated balance sheets from other noncurrent assets to current portion of long-term debt and $1.0 million was reclassified from other noncurrent assets to long term debt, less current portion. The adoption of ASU 2015-03 did not impact our consolidated statements of comprehensive income, or our consolidated statements of cash flows.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(15)	Subsequent Events

Employment Agreement / Share-Based Awards

As of September 29, 2015, the Company’s Compensation Committee approved and the independent members of the Company's Board of Directors ratified, subject to stockholder approval of the incentive components at the 2015 annual meeting of stockholders, the terms of the new employment agreement, dated as of October 1, 2015 and effective as of July 1, 2015, between the Company and Mr. Kathwari (the "2015 Employment Agreement"). Pursuant to the 2015 Employment Agreement, the Company agreed to continue to employ Mr. Kathwari and Mr. Kathwari agreed to remain as Chairman, President and Principal Executive Officer of the Company and Ethan Allen Global, Inc., for a period of approximately five years, with two automatic one-year extensions, commencing in 2021. Mr. Kathwari will be entitled to an annual incentive bonus based upon Company performance thresholds, targets, and maximums established by the Compensation Committee and approved by the Board of Directors. Mr. Kathwari will also be entitled to performance-based restricted stock units ("Performance Units") providing a contingent right to receive shares of the Company's common stock, conditioned upon the Company's achievement of certain performance targets and goals. Each fiscal year during the term of Mr. Kathwari's employment under the 2015 Employment Agreement, Mr. Kathwari shall be granted Performance Units entitling Mr. Kathwari to earn 0 to 81,250 shares of the common stock, with each such grant to be made within ninety (90) days of the beginning of each fiscal year, contingent upon the performance of the Company in accordance with the 2015 Employment Agreement. For each grant of Performance Units, the amount of the grant that will be earned and paid will be determined by reference to the achievement of certain performance goals for each of the two initial fiscal years (on a cumulative basis) and the three fiscal years (on a cumulative basis) applicable to such grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with (i) our Consolidated Financial Statements, and notes thereto, included in Item 1 of Part I of this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended June 30, 2015.

Forward-Looking Statements

Management's discussion and analysis of financial condition and results of operations and other sections of this Quarterly Report contain forward-looking statements relating to our future results. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to management decisions and various assumptions, risks and uncertainties, including, but not limited to: the potential effects of natural disasters affecting our suppliers or trading partners; the effects of labor strikes; weather conditions that may affect sales; volatility in fuel, utility, transportation and security costs; changes in global or regional political or economic conditions, including changes in governmental and central bank policies; changes in business conditions in the furniture industry, including changes in consumer spending patterns and demand for home furnishings; effects of our brand awareness and marketing programs, including changes in demand for our existing and new products; our ability to locate new design center sites and/or negotiate favorable lease terms for additional design centers or for the expansion of existing design centers; our ability to secure debt or other forms of financing; competitive factors, including changes in products or marketing efforts of others; pricing pressures; fluctuations in interest rates and the cost, availability and quality of raw materials; the pending proxy contest, the impacts thereof and other possible changes in the composition of our Board of Directors; the effects of terrorist attacks or conflicts or wars involving the United States or its allies or trading partners; those matters discussed in Items 1A and 7A of our Annual Report on Form 10-K for the year ended June 30, 2015 and in our SEC filings; and our future decisions. Accordingly, actual circumstances and results could differ materially from those contemplated by the forward-looking statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Critical Accounting Policies

The Company’s consolidated financial statements are based on the accounting policies used. Certain accounting polices require that estimates and assumptions be made by management for use in the preparation of the financial statements. Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results and that require subjective or complex estimates by management. There have been no material changes with respect to the Company’s critical accounting policies from those disclosed in its 2015 Annual Report on Form 10-K filed with the SEC on August 12, 2015.

On April 7, 2015 the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard classifies debt issuance costs as a deduction from the debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, these costs were classified as assets. We adopted the provisions of ASU 2015-03 beginning in July 2015 and prior period amounts have been reclassified to conform to the current period presentation. As of June 30, 2015, $0.3 million of debt issuance costs were reclassified in the consolidated balance sheet from other noncurrent assets to current portion of long-term debt and $1.0 million was reclassified from other noncurrent assets to long term debt, less current portion. The adoption of ASU 2015-03 did not impact our consolidated statements of comprehensive income, or our consolidated statements of cash flows.

Overview

We are a leading interior design company and manufacturer and retailer of quality home furnishings. Founded over 80 years ago, today we’re a leading international home fashion brand doing business in North America, Europe, Asia and the Middle East. We are vertically integrated from design through delivery, affording our clientele a value equation of style, quality and price that is unique to the industry. We offer complementary interior design service to our clients and sell a full range of furniture products and decorative accents through ethanallen.com and a network of 300 design centers in the United States and abroad. The design centers represent a mix of independent licensees and our own Company operated retail segment. We own and operate eight manufacturing plants including five manufacturing plants and one sawmill in the United States and a manufacturing plant each in Mexico and Honduras.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Results of Operations

In the first quarter of fiscal 2016, consolidated net sales of $190.4 million decreased 0.2% compared to the first quarter of fiscal 2015. During the same period, consolidated operating margin increased to 11.0% from 10.7%, and net income increased to $0.46 from $0.41 per diluted share. Beginning in the fall of 2014, we began a major transformation of our product offerings with several phases. During the first phase in the fall of 2014, we introduced Casual Classics, focused on relaxed finishes and comfort. In the spring of 2015, we launched Romantic Classics, with unique, stand-alone timeless pieces with new finishes and forms, designed specifically for manufacturing primarily at our North American workshops to obtain maximum benefit from our vertical integration. We are now beginning our third phase, which further develops Romantic Classics, inspired by European designs, taking inspiration from the classics and modernizing them for today’s living, with continued focus on North American manufacturing. In our fourth phase, during the spring of 2016, we will further develop our Casual Classics, with romantic country influences. As we implement these major product introductions, our wholesale segment undergoes some disruptions in manufacturing as we change tooling and methods, build prototypes and then ramp up production. In our retail segment, some disruption also occurs in our design centers as we update floor displays, and sell the remainder of our older products to make space for the new product. We are undergoing this product transformation in measured steps to minimize these disruptions, and preserve our reputation in the industry as a leader in quality. During the first quarter of fiscal 2016, our continued transition contributed to the 0.2% decline in consolidated net sales, with reductions in our wholesale segment partly offset by a slight increase in our retail segment. The U.S. dollar continues to strengthen over the Canadian dollar, with a negative impact on sales in our retail segment.

During this first fiscal quarter, our retail segment had less clearance sales than in the comparable prior year period and slightly lower gross margins due to the clearance sales, sales promotions and product mix. We anticipate continuing clearance sales for the next quarter as we make room for the third and fourth phases of the product refresh. The gross margin of our wholesale segment improved slightly over the first quarter of fiscal 2015 as we increased our efficiency in manufacturing the newly designed products in our North American workshops, while the gross profit decreased due to lower sales.

Comparing the first quarters of fiscal 2016 and fiscal 2015, net sales increased by 0.7% in our retail segment, and decreased by 3.3% in our wholesale segment. The ratio of retail segment net sales to consolidated net sales for the first quarter was 76.7% compared to 76.1%. The consolidated gross margin was 55.0% for both the first quarter of fiscal 2016 and 2015, and operating expenses as a percentage of total net sales were 44.0% in the first quarter of fiscal 2016 compared to 44.2%.

Written orders booked by the retail segment in the first quarter of fiscal 2016 decreased by 9.3% as compared to the same quarter of fiscal 2015, and comparable written orders decreased by 9.8% in the same periods. We believe this is largely due to the timing of our vaious marketing initiatives. The timing of our annual price increase resulted in shifting some written sales into the quarter ending June 30, 2015. In addition, in order to transition the major new product introductions more effectively, both at retail and at the manufacturing level, we decided to run a store-wide introductory sale event this year from September 1, 2015 to December 31, 2015 as compared against monthly end of sale promotions in the prior year period.    We operate seven design centers in Canada and Europe, and the strengthening of the U.S. dollar to the Canadian dollar and euro resulted in an average decrease on a constant currency basis for the retail segment of 1.0% in net sales and a 0.8% decrease in written and comparable orders during the September 2015 quarter.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We measure the performance of our retail design centers based on net sales and written orders booked on a comparable period to period basis. Comparable design centers are those which have been operating for at least 15 months. Minimal net sales derived from the delivery of customer ordered product are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design center sales in their 13th full month of Ethan Allen-owned operations. The frequency of our promotional events as well as the timing of the end of those events can impact the orders booked during a given quarter. Our international net sales are comprised of our wholesale segment sales to independent retailers and our retail segment sales to consumers through the Company operated international Design Centers. International net sales as a percent of our consolidated net sales were 11.9% for the first quarter of fiscal 2016 and 12.1% for the comparable prior year period. The following tables show selected Design Center location information.

	Year-to-date Fiscal 2016			Year-to-date Fiscal 2015
	Independent retailers	Company-operated	Total	Independent retailers	Company-operated	Total
Retail Design Center location activity:
Balance at beginning of period	155	144	299	152	143	295
New locations	2	2	4	6	-	6
Closures	(2)	(1)	(3)	(6)	(1)	(7)
Transfers	-	-	-	(1)	1	-
Balance at end of period	155	145	300	151	143	294
Relocations (in new and closures)	-	1	1	4	-	4

Retail Design Center geographic locations:
United States	57	138	195	59	135	194
International	98	7	105	92	8	100
Total	155	145	300	151	143	294

First Quarter Ended September 30, 2015 Compared to First Quarter Ended September 30, 2014

Consolidated net sales for the first quarter of fiscal 2016 decreased 0.2% to $190.4 million from $190.7 million in the first quarter of fiscal 2015. Net sales increased in our retail segment and decreased in our wholesale segment.

Wholesale net sales for the first quarter of fiscal 2016 decreased 3.3% to $120.5 million from $124.6 million in the first quarter of fiscal 2015. Sales were negatively impacted by disruptions caused by the first runs of new products, which was partly offset by the addition of four independent retailer Design Centers.

Retail net sales from the Company’s retail segment for the first quarter of fiscal 2016 increased 0.7% to $146.0 million from $145.0 million for the first quarter of fiscal 2015. This was partly due to a net increase of two Design Centers from one year ago . We were negatively impacted by sales discounts and product mix, as well as the effect of exchange rates on our Canadian design centers. Our written business (new orders booked) in the first quarter of fiscal 2016 decreased 9.3% while comparable design center written business decreased 9.8% compared to the first quarter of fiscal 2015. At September 30, 2015, the retail undelivered backlog was 3.5% higher than a year ago.

Gross profit was $104.7 million for the first quarter of fiscal 2016, slightly down from $104.8 million in the first quarter of fiscal 2015 with slight decreases in both our retail and wholesale segments. Consolidated gross margin for the first quarter of both fiscal 2016 and fiscal 2015 was 55.0%.

Operating expenses for the first quarter of fiscal 2016 decreased $0.6 million, or 0.7%, to $83.8 million from $84.3 million for the first quarter of fiscal 2015 due primarily to losses on the sale of real estate in the prior year that did not recur in the current period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Operating income and profit margin for the first quarter of fiscal 2016 was $20.9 million, or 11.0% of net sales, an increase of $0.4 million, or 2.1%, from $20.5 million, or 10.7% of net sales for the first quarter of fiscal 2015.

Wholesale operating income for the first quarter of fiscal 2016 was $20.6 million, or 17.1% of sales, compared to $21.5 million, or 17.3% of sales, for the first quarter of fiscal 2015, decreasing largely due to lower volume of sales.

Retail operating income for the first quarter of fiscal 2016 was $1.6 million, or 1.1% of sales, compared to income of $1.8 million, or 1.2% of sales for the first quarter of fiscal 2015, with a lower operating margin driven primarily by lower gross margin due to the impact of product discounts and product mix, partly offset by a reduction in losses on the sale of real estate.

Interest and other related financing costs were approximately $1.4 million lower in the first quarter of fiscal 2016 than in the first quarter of fiscal 2015. The early extinguishment of our Senior Notes reduced the amount of interest beginning March 18, 2015. Interest expense on the Senior Notes had been $1.8 million per quarter, or 5.7% annually on the face value of the Senior Notes. Future interest expense will vary depending on variable interest rates and amounts borrowed under our credit facility.

Income tax expense for the first quarter of fiscal 2016 totaled $7.4 million compared to $6.8 million for the first quarter of fiscal 2015. Our effective tax rate for the current quarter was 36.1% compared to 36.6% in the prior year quarter. The effective tax rate for both the current and prior year quarters primarily include tax expense on that quarter’s net income, and tax and interest expense on uncertain tax positions, partly offset by the reversal and recognition of some uncertain tax positions.

Net income for the first quarter of fiscal 2016, was $13.1 million compared to $11.9 million for the first quarter of fiscal 2015. This resulted in net income per diluted share of $0.46 for the first quarter of fiscal 2016 compared to $0.41 per diluted share for the first quarter of fiscal 2015.

Liquidity and Capital Resources

At September 30, 2015, we held unrestricted cash and equivalents of $87.0 million and restricted cash and investments of $7.8 million. At June 30, 2015, we held unrestricted cash and cash equivalents of $76.2 million, marketable securities of $2.2 million, and restricted cash and investments of $8.0 million. Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, amounts available under our credit facility, and other borrowings.

Total debt obligations at September 30, 2015 and June 30, 2015 consist of the following (in thousands):

	September 30,	June 30,
	2015	2015

Revolving Credit Facility due 10/21/2019	$40,000	$40,000
Term Loan due 10/21/2019	34,417	35,000
Capital leases	2,342	2,568
Unamortized debt issuance costs	(1,254)	(1,331)
Total debt	75,505	76,237
Less current maturities	3,041	3,034
Total long-term	$72,464	$73,203

In September 2005, we issued $200.0 million in ten-year senior unsecured notes due October 1, 2015 (the "Senior Notes"). The Company entered into a five year, $150 million senior secured revolving credit and term loan facility on October 21, 2014, as amended January 28, 2015 (the “Facility”). The Facility amended and restated the previous five-year, $50 million secured revolving credit facility in its entirety. The Facility, which expires on October 21, 2019, provides a term loan of up to $35 million and a revolving credit line of up to $115 million, subject to borrowing base availability. During March 2015, we utilized $35 million of the term loan and $40 million of the revolving credit line, along with our available cash to fully redeem our Senior Notes. We incurred financing costs of $1.5 million under the Facility, which are being amortized by the straight-line method, which approximates the interest method, over the remaining life of the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

At the Company’s option, revolving loans under the Facility bear interest, based on the average availability, at an annual rate of either (a) the London Interbank Offered rate (“LIBOR”) plus 1.5% to 1.75%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.5% to 0.75%. At September 30, 2015 the annual interest rate in effect on the revolving loan was 1.75%.

At the Company’s option, term loans under the Facility bear interest, based on the Company’s rent adjusted leverage ratio, at an annual rate of either (a) LIBOR plus 1.75% to 2.25%,, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.75% to 1.25%. At September 30, 2015 the annual interest rate in effect on the term loan was 2.0%.

The Company pays a commitment fee of 0.15% to 0.25% per annum on the unused portion of the Facility, and fees on issued letters of credit at an annual rate of 1.5% to 1.75% based on the average availability. Certain payments are restricted if the availability under the revolving credit line falls below 20% of the total revolving credit line, and the Company is subject to pro forma compliance with the fixed charge coverage ratio, if applicable.

Quarterly installments of principal on the term loan are payable based on a straight line 15 year amortization period, with the balance due at maturity. The Company does not expect to repay the revolving credit line portion of the Facility within the next year.

The Facility is secured by all property owned, leased or operated by the Company in the United States and includes certain real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends and share repurchases); sell certain assets; and make investments.

The Company must maintain at all times a minimum fixed charge coverage ratio of 1.0 to 1.0 for the first year and 1.1 to 1.0 all times thereafter. If the outstanding term loans are less than $17.5 million and the fixed charge coverage ratio equals or exceeds 1.25 to 1.0, the fixed charge coverage ratio ceases to apply and thereafter shall only be triggered if average monthly availability is less than 15% of the amount of the revolving credit line. Our applicable fixed charge coverage ratio was 1.4 to 1.0 at September 30, 2015 and our average availability was 65.0%.

The Company intends to use the Facility for working capital and general corporate purposes including dividend payments and share repurchases, in addition to the refinancing of our Senior Notes which occurred in March 2015. At both September 30, 2015 and June 30, 2015, there was $0.2 million of standby letters of credit outstanding under the Facility and total availability under the Facility of $74.8 million.

At both September 30, 2015 and June 30, 2015, we were in compliance with all of the covenants under the Facility.

We have also been in discussions with our bankers to enhance our capital structure and are currently exploring alternatives to raise up to $250 million in long-term debt financing. The funds would be utilized for our general corporate needs and to further increase shareholder returns. We anticipate the debt financing will be completed in the near future; however, there can be no assurances that the financing will be completed, as it is subject to market and other customary conditions.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A summary of net cash provided by (used in) operating, investing, and financing activities for the three months ended September 30, 2015 and 2014 is provided below (in millions):

	September 30,
	2015	2014
Operating Activities
Net income plus depreciation and amortization	$17.9	$16.6
Working capital items	(2.2)	(10.9)
Other operating activities	0.4	1.1
Total provided by operating activities	$16.1	$6.8

Investing Activities
Capital expenditures and acquisitions	$(3.1)	$(7.4)
Net sales of marketable securities	2.1	5.1
Other investing activities	0.3	3.8
Total provided by investing activities	$(0.7)	$1.5

Financing Activities
Payments on long-term debt and capital lease obligations	$(0.8)	$(0.2)
Payment of cash dividends	(4.0)	(2.9)
Other financing activities	0.4	-
Total used in financing activities	$(4.4)	$(3.1)

Operating Activities

In the first three months of fiscal 2016, cash of $16.1 million was provided by operating activities, an increase of $9.2 million from the prior year comparable period. This was largely due to less cash used in fiscal year 2016 for working capital in the ordinary course of business (primarily prepaid and other current assets, inventories, and timing of payments on trade payables offset by customer deposits and accrued expenses), as well as changes to other working capital items (defined below). Working capital items consist of current assets (accounts receivable, inventories, prepaid and other current assets) less current liabilities (customer deposits, payables, and accrued expenses and other current liabilities).

Investing Activities

In the first three months of fiscal 2016, $0.7 million of cash was used in investing activities, whereas $2.3 million less cash was used in the prior year comparable period. Less cash was provided in the first three months of fiscal 2016 primarily due to less proceeds from the sale of real estate in the current fiscal year than in the prior fiscal year, as well as decreases in net sales of marketable securities in the current fiscal year, partly offset by decreased current fiscal year capital expenditures. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities

In the first three months of fiscal 2016, $4.4 million was used in financing activities, which is $1.3 million more cash used than was used during the first three months of fiscal 2015. We paid a regular cash dividend of $0.14 per share in July 2015 and $0.10 per share in July 2014, an increase of 40%. The Company has continuously paid dividends for every quarter since 1996 and we expect to continue to do so as economic conditions and liquidity permit.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our total debt obligations at September 30, 2015 consist of the following (in millions):

Revolving Credit Facility due 10/21/2019	$40.0
Term Loan due 10/21/2019	$34.4
Capital leases	$2.3
Unamortized debt issuance costs	$(1.2)
Total debt	$75.5
Less current maturities	$3.0
Total long-term	$72.5

The following table summarizes, as of September 30, 2015, the timing of cash payments related to our outstanding long-term debt obligations for the remaining nine months of fiscal 2016, and each of the five fiscal years subsequent to June 30, 2016, and thereafter (in millions).

Periods ending June 30,
2016	$2.5
2017	$3.3
2018	$2.8
2019	$2.4
2020	$65.7
2021 and thereafter	$-
Total scheduled debt payments	$76.7

There has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended June 30, 2015 as filed with the SEC on August 12, 2015.

We believe that our cash flow from operations, together with our other available sources of liquidity including the Facility and refinancing alternatives, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of September 30, 2015, we had working capital of $141.4 million compared to $130.0 million at June 30, 2015, an increase of $11.4 million, or 8.8%. The Company had a current ratio of 2.00 to 1 at September 30, 2015 and 1.92 to 1 at June 30, 2015.

In addition to using available cash to fund changes in working capital, capital expenditures, acquisition activity, the repayment of debt, the payment of dividends, and debt repurchases, we have been authorized by our Board of Directors to repurchase shares of our common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. All of our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity. During both three month periods ending September 30, 2015 and 2014, there were no repurchases and/or retirements of our common stock. At September 30, 2015, we had a remaining Board authorization to repurchase 2,455,659 shares of our common stock.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such program in place both at September 30, 2015 and June 30, 2015 was for our consumer credit program.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”) which was last amended effective January 2014. Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. The term of the Program Agreement ends July 31, 2019, including a provision for automatic one year renewals unless either party gives notice of termination. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of the Program Agreement also contain a right for the financial services provider to demand from the Company collateral at a variable rate based on the volume of program sales if the Company does not meet certain covenants. At September 30, 2015 and June 30, 2015, no collateral was required under the Program Agreement.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into and perform in accordance with the terms and conditions of a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasions, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. At both September 30, 2015 and June 30, 2015, our product warranty liability was approximately $1 million.

Business Outlook

We continue to strengthen our vertically integrated structure from concept of idea, to engineering, to manufacturing, to retail and logistics. On the manufacturing side, our objective is to maintain strong manufacturing capabilities in North America, which we believe is a long-term competitive advantage that will allow us to advance our objectives of maintaining short order times, exceptional quality and improving capacity to ship custom made to order items more quickly, which in turn will allow us to grow our business. In September 2015, the Company announced the planned doubling of its upholstery manufacturing facility in Mexico, and as a result, expanded production from the expansion is projected within the next 18 to 24 months.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Beginning in fiscal 2014, we have been undergoing a major transformation of our product offerings, which will refresh over 70% of our products with the completion of phase 4 product introductions expected in the fourth quarter. We plan on completing this transition during fiscal 2016. We are anticipating that by fiscal 2017 we will be well positioned to leverage all the actions we have taken and expect to see a significant improvement in our business performance, either through increased revenues, improvements in operating efficiencies, or a combination thereof.

We expect the home furnishings industry to remain extremely competitive with respect to both the sourcing of products and the wholesale and retail sale of those products for the foreseeable future. Domestic manufacturers continue to face pricing pressures because of the lower manufacturing costs in some other countries, particularly within Asia. While we also utilize overseas sourcing on about a third of our products, we choose to differentiate ourselves by maintaining a substantial North American manufacturing base, where we can leverage our vertically integrated structure to our advantage. We continue to believe that a balanced approach to product sourcing, which includes our own North American manufacturing of about 70% of our product offerings coupled with the import of other selected products, provides the greatest degree of flexibility and is the most effective approach to ensuring that acceptable levels of quality, service and value are attained.

We therefore remain cautiously optimistic about our performance due to the many strong programs already in place and others we currently plan to introduce in the coming months. Our retail strategy involves (i) a continued focus on providing new product introductions, a wide array of product solutions, and superior interior design solutions through our large staff of interior design professionals, (ii) continuing strong advertising and marketing campaigns to get our message across and to continue broadening our customer base, (iii) the opening of new or relocated design centers in more prominent locations, and encouraging independent retailers to do the same, (iv) leveraging the use of technology and personal service within our retail network and online, and (v) further expansion internationally. We believe this strategy provides an opportunity to grow our business.

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

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. At September 30, 2015, we had $74.4 million of floating-rate debt obligations outstanding under our credit facility. We currently do not engage in any interest rate hedging activity and we have no intention of doing so in the forseeable future. Based on the average interest rate on the credit facility during the quarter ended September 30, 2015, and to the extent that borrowings were outstanding, a 10% change in the interest rate would not have a material effect on our consolidated results of operations and financial condition. For information regarding the Company’s other risk factors, see Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended June 30, 2015 as filed with the SEC on August 12, 2015.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Executive Vice President Administration and Chief Financial Officer ("CFO"), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the matters discussed in Part I, Item 3 - Legal Proceedings in our Annual Report on Form 10-K for the year ended June 30, 2015 as filed with the SEC on August 12, 2015.

Item 1A. Risk Factors

There have been no material changes to the matters discussed in Part I, Item IA – Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2015 as filed with the SEC on August 12, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) repurchased any shares of our common stock during the three months ended September 30, 2015. The maximum number of shares that may yet be purchased under our publicly announced repurchase program is 2,455,659 shares.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

DATE: October 28, 2015	By:	/s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: October 28, 2015	By:	/s/ Corey Whitely
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