Form 10-Q
period 2015-12-31
ETHAN ALLEN INTERIORS INC
filed 2016-01-27
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

At January 21, 2016, there were 27,808,855 shares of Class A Common Stock, par value $.01, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	December 31, 2015	June 30, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,031	$76,182
Marketable securities	-	2,198
Accounts receivable, less allowance for doubtful accounts of $1,541 at December 31, 2015 and $1,386 at June 30, 2015	10,059	12,547
Inventories	157,498	151,916
Prepaid expenses and other current assets	24,346	27,831
Total current assets	248,934	270,674

Property, plant and equipment, net	273,477	277,035
Goodwill and other intangible assets	45,128	45,128
Restricted cash and investments	7,806	8,010
Other assets	3,465	5,130
Total assets	$578,810	$605,977

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$3,053	$3,034
Customer deposits	59,392	67,970
Accounts payable	16,995	18,946
Accrued compensation and benefits	21,643	26,896
Accrued expenses and other current liabilities	19,809	23,816
Total current liabilities	120,892	140,662
Long-term debt	55,113	73,203
Other long-term liabilities	22,403	21,577
Total liabilities	198,408	235,442

Shareholders' equity:
Class A common stock	489	489
Additional paid-in-capital	372,638	370,914
Less: Treasury stock (at cost)	(617,789)	(605,586)
Retained earnings	628,831	607,079
Accumulated other comprehensive income	(4,033)	(2,638)
Total Ethan Allen Interiors Inc. shareholders' equity	380,136	370,258
Noncontrolling interests	266	277
Total shareholders' equity	380,402	370,535
Total liabilities and shareholders' equity	$578,810	$605,977

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014
Net sales	$207,535	$197,067	$397,926	$387,773
Cost of sales	91,477	90,993	177,195	176,896
Gross profit	116,058	106,074	220,731	210,877
Selling, general and administrative expenses	89,551	88,414	173,324	172,747
Operating income	26,507	17,660	47,407	38,130
Interest and other income	49	89	175	232
Interest and other related financing costs	431	1,882	887	3,771
Income before income taxes	26,125	15,867	46,695	34,591
Income tax expense	9,591	5,829	17,014	12,674
Net income	$16,534	$10,038	$29,681	$21,917

Per share data:
Basic earnings per common share:
Net income per basic share	$0.58	$0.35	$1.05	$0.76
Basic weighted average common shares	28,304	28,930	28,357	28,929
Diluted earnings per common share:
Net income per diluted share	$0.58	$0.34	$1.04	$0.75
Diluted weighted average common shares	28,537	29,295	28,605	29,272

Comprehensive income:
Net income	$16,534	$10,038	$29,681	$21,917
Other comprehensive income
Currency translation adjustment	(411)	(1,231)	(1,395)	(2,086)
Other	8	22	14	38
Other comprehensive income (loss) net of tax	(403)	(1,209)	(1,381)	(2,048)
Comprehensive income	$16,131	$8,829	$28,300	$19,869

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six months ended
	December 31,
	2015	2014
Operating activities:
Net income	$29,681	$21,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,589	9,394
Compensation expense related to share-based payment awards	914	629
Provision (benefit) for deferred income taxes	996	914
(Gain) loss on disposal of property, plant and equipment	(1,249)	2,843
Other	(850)	(47)

Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	2,488	1,362
Inventories	(5,582)	(4,869)
Prepaid and other current assets	3,780	(2,611)
Customer deposits	(8,578)	(7,674)
Accounts payable	(2,721)	(4,819)
Accrued expenses and other current liabilities	(8,539)	(5,876)
Other assets and liabilities	1,110	(703)
Net cash provided by operating activities	21,039	10,460

Investing activities:
Proceeds from the disposal of property, plant & equipment	1,872	6,849
Change in restricted cash and investments	204	499
Capital expenditures	(7,374)	(13,115)
Acquisitions	-	(1,991)
Sales of marketable securities	2,150	8,930
Other investing activities	93	90
Net cash provided by (used in) investing activities	(3,055)	1,262

Financing activities:
Payments on long-term debt and capital lease obligations	(18,225)	(288)
Purchases and retirements of company stock	(11,433)	-
Payment of cash dividends	(7,984)	(6,381)
Payment of deferred financing costs	-	(1,020)
Other financing activities	825	122
Net cash provided by (used in) financing activities	(36,817)	(7,567)
Effect of exchange rate changes on cash	(318)	(389)
Net increase (decrease) in cash & cash equivalents	(19,151)	3,766
Cash & cash equivalents at beginning of period	76,182	109,176
Cash & cash equivalents at end of period	$57,031	$112,942

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Six Months Ended December 31, 2015

(Unaudited)

(In thousands)

				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Treasury	Comprehensive	Retained	Controlling
	Stock	Capital	Stock	Income	Earnings	Interests	Total
Balance at June 30, 2015	$489	$370,914	$(605,586)	$(2,638)	$607,079	$277	$370,535

Stock issued on share-based awards	-	143	-	-	-	-	143

Compensation expense associated with share-based awards	-	914	-	-	-	-	914

Tax benefit associated with exercise of share based awards	-	667	-	-	-	-	667

Purchase/retirement of company stock	-	-	(12,203)	-	-	-	(12,203)

Dividends declared on common stock	-	-	-	-	(7,929)	-	(7,929)

Capital distribution	-	-	-	-	-	(25)	(25)

Comprehensive income	-	-	-	(1,395)	29,681	14	28,300
Balance at December 31, 2015	$489	$372,638	$(617,789)	$(4,033)	$628,831	$266	$380,402

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2015.

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination in such domestic and foreign jurisdictions. As of December 31, 2015, the Company and certain subsidiaries are currently under audit in the U.S. from 2009 through 2013. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant. It is reasonably possible that some of these audits may be completed during the next twelve months. It is reasonable to expect that various issues relating to uncertain tax benefits will be resolved within the next twelve months as exams are completed or as statutes expire and will impact the effective tax rate.

The Company’s consolidated effective tax rate was 36.7% and 36.4% for the three and six months ended December 31, 2015 respectively, and 36.7% and 36.6% for the three and six months ended December 31, 2014, respectively. Both the current and prior year effective tax rates primarily include tax expense on that year’s net income, and tax and interest expense on uncertain tax positions, partly offset by the reversal and recognition of some uncertain tax positions.

(4)	Restricted Cash and Investments

At December 31, 2015 and June 30, 2015, we held $7.8 million and $8.0 million respectively, of restricted cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation insurance and other insurance. These funds can be invested in high quality money market mutual funds, U.S. Treasuries and U.S. Government agency fixed income instruments, and cannot be withdrawn without the prior written consent of the secured party. These assets are carried at cost, which approximates market value and are classified as long-term assets because they are not expected to be used within one year to fund operations. See also Note 12, “Fair Value Measurements".

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5)	Marketable Securities

At June 30, 2015, the Company held marketable securities of $2.2 million , classified as current assets, consisting of U.S. municipal bonds with maturities of less than one year, which were rated A+/A2 or better by the rating services Standard & Poors (“S&P”) and Moodys Investors Service (“Moodys”) respectively. At December 31, 2015, we did not hold any marketable securities. The municipal bonds all matured and the proceeds were transferred to our operating cash accounts. There were no material realized or unrealized gains or losses for the three or six months ended December 31, 2015 and December 31, 2014. See also Note 12, “Fair Value Measurements".

(6)	Inventories

Inventories at December 31, 2015 and June 30, 2015 are summarized as follows (in thousands):

	December 31,	June 30,
	2015	2015

Finished goods	$122,722	$118,537
Work in process	10,046	10,537
Raw materials	28,217	25,943
Valuation allowance	(3,487)	(3,101)
	$157,498	$151,916

(7)	Borrowings

Total debt obligations at December 31, 2015 and June 30, 2015 consist of the following (in thousands):

	December 31,	June 30,
	2015	2015

Revolving Credit Facility due 10/21/2019	$40,000	$40,000
Term Loan due 10/21/2019	17,333	35,000
Capital leases	2,010	2,568
Unamortized debt issuance costs	(1,177)	(1,331)
Total debt	58,166	76,237
Less current maturities	3,053	3,034
Total long-term	$55,113	$73,203

In September 2005, we issued $200 million in ten-year senior unsecured notes due October 1, 2015 (the "Senior Notes"). The Company entered into a five year, $150 million senior secured revolving credit and term loan facility on October 21, 2014, as amended January 28, 2015 (the “Facility”). The Facility amended and restated the previous five-year, $50 million secured revolving credit facility in its entirety. The Facility, which expires on October 21, 2019, provides a term loan of up to $35 million and a revolving credit line of up to $115 million, subject to borrowing base availability. During March 2015, we utilized $35 million of the term loan and $40 million of the revolving credit line, along with our available cash to fully redeem our Senior Notes. We incurred financing costs of $1.5 million under the Facility, which are being amortized by the straight-line method, which approximates the interest method, over the remaining life of the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At the Company’s option, revolving loans under the Facility bear interest, based on the average availability, at an annual rate of either (a) the London Interbank Offered rate (“LIBOR”) plus 1.5% to 1.75%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.5% to 0.75%. At December 31, 2015 the annual interest rate in effect on the revolving loan was 1.9375%.

At the Company’s option, term loans under the Facility bear interest, based on the Company’s rent adjusted leverage ratio, at an annual rate of either (a) LIBOR plus 1.75% to 2.25%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.75% to 1.25%. At December 31, 2015 the annual interest rate in effect on the term loan was 2.1875%.

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

The Company must maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 at all times. If the outstanding term loans are less than $17.5 million and the fixed charge coverage ratio equals or exceeds 1.25 to 1.0, the fixed charge coverage ratio ceases to apply and thereafter shall only be triggered if average monthly availability is less than 15% of the amount of the revolving credit line. At September 30, 2015 our fixed charge coverage ratio was 1.4 to 1.0. During November 2015, we made a $16.5 million prepayment on the term loan, bringing the outstanding term loan to $17.3 million, and the fixed charge coverage ratio ceased to apply. Our average availability during the quarter ended December 31, 2015 was 65.0%.

The Company intends to use the Facility for working capital and general corporate purposes, including dividend payments and share repurchases, in addition to the refinancing of our Senior Notes which occurred in March 2015. At both December 31, 2015 and June 30, 2015, there was $0.2 million of standby letters of credit outstanding under the Facility and total availability under the Facility of $74.8 million.

At both December 31, 2015 and June 30, 2015, we were in compliance with all of the covenants under the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes, as of December 31, 2015, the timing of cash payments related to our outstanding long-term debt obligations for the remaining six months of fiscal 2016, and each of the five fiscal years subsequent to June 30, 2016, and thereafter (in thousands).

Periods ending June 30,
2016	$1,616
2017	3,303
2018	2,815
2019	2,396
2020	49,213
2021 and thereafter	-
Total scheduled debt payments	$59,343

(8)	Litigation

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

All options are issued at the closing stock price on each grant date, and have a contractual term of 10 years. A summary of stock option activity occurring during the six months ended December 31, 2015 is presented below:

Options	Shares
Outstanding - June 30, 2015	994,888
Granted	24,367
Exercised	(7,728)
Canceled (forfeited/expired)	(30,398)
Outstanding - December 31, 2015	981,129
Exercisable - December 31, 2015	552,302

At December 31, 2015, there were 1,307,181 shares of common stock available for future issuance pursuant to the 1992 Stock Option Plan.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Employment Agreement / Share-Based Awards

Effective July 1, 2015, the Company and M. Farooq Kathwari, our President and Chief Executive Officer, entered into a new employment agreement (the "Agreement"). Shareholders approved the incentive performance components of the Agreement for purposes of tax deductibility, and on December 1, 2015, the final vote count was certified. Pursuant to the Agreement, Mr. Kathwari will be entitled to performance-based restricted stock units ("Performance Units") providing a contingent right to receive shares of the Company's common stock, conditioned upon the Company's achievement of certain performance targets and goals. Each fiscal year during the term of Mr. Kathwari's employment under the Agreement, Mr. Kathwari shall be granted Performance Units entitling Mr. Kathwari to earn 0 to 81,250 shares of common stock, with each such grant to be made within ninety (90) days of the beginning of each fiscal year, contingent upon the Company’s achievement of certain performance goals, and subject to the terms of the Agreement. For each grant of Performance Units, the amount of the grant that will be earned and paid will be determined by reference to the achievement of certain performance goals for each of the two initial fiscal years (on a cumulative basis) and the three fiscal years (on a cumulative basis) applicable to such grant.

(10)	Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014
Weighted average common shares outstanding for basic calculation	28,304	28,930	28,357	28,929
Effect of dilutive stock options and other share-based awards	233	365	248	343
Weighted average common shares outstanding adjusted for dilution calculation	28,537	29,295	28,605	29,272

As of December 31, 2015 and 2014, stock options to purchase 667,565 and 396,792 common shares, respectively, were excluded from the respective diluted earnings per share calculations because their impact was anti-dilutive.

(11)	Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of foreign currency translation adjustments which are the result of changes in foreign currency exchange rates related to our operations in Canada, Belgium, Honduras, and Mexico, and exclude income taxes given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite time. The table following sets forth the activity in accumulated other comprehensive income for the period ended December 31, 2015 (in thousands).

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Balance June 30, 2015	$(2,638)
Changes before reclassifications	$(1,395)
Amounts reclassified from accumulated other comprehensive income	$-
Current period other comprehensive income	$(1,395)
Balance December 31, 2015	$(4,033)

(12)	Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and June 30, 2015 (in thousands):

December 31, 2015
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$64,837	$-	$-	$64,837
Available-for-sale securities	-	-	-	-
Total	$64,837	$-	$-	$64,837

June 30, 2015
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$84,192	$-	$-	$84,192
Available-for-sale securities	-	2,198	-	2,198
Total	$84,192	$2,198	$-	$86,390

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Cash equivalents consist of money market accounts and mutual funds in U.S. government and agency fixed income securities. We use quoted prices in active markets for identical assets or liabilities to determine fair value. There were no transfers between level 1 and level 2 during the first six months of fiscal 2016 or fiscal 2015. At December 31, 2015 and June 30, 2015, $7.8 million and $8.0 million, respectively, of the cash equivalents were restricted, and classified as long-term assets.

At June 30, 2015, available-for-sale securities consisted of $2.2 million in U.S. municipal bonds. The bonds were rated A+/A2 or better by S&P and Moodys, respectively. As of December 31, 2015 and June 30, 2015, there were no material gross unrealized gains or losses on available-for-sale securities. We did not hold any available-for-sale securities on December 31, 2015, as all municipal bonds matured and the proceeds were transferred to our operating cash accounts. At June 30, 2015, the contractual maturities of our available-for-sale securities were as follows:

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

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We measure certain assets at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the six month periods ended December 31, 2015 and 2014, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis.

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

The retail segment sells home furnishings and accents to consumers through a network of Company operated design centers and online through ethanallen.com. Retail revenue is generated upon the retail sale and delivery of our product to our customers.

Inter-segment eliminations result, primarily, from the wholesale sale of inventory to the retail segment, including the related profit margin.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

We evaluate performance of the respective segments based upon revenues and operating income. While the manner in which our home furnishings and accessories are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different. Within each segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accents and other). A breakdown of wholesale segment sales by these product lines for the three and six months ended December 31, 2015 and 2014 is provided as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014
Case Goods	33%	32%	33%	34%
Upholstered Products	50%	49%	50%	47%
Home Accents and Other	17%	19%	17%	19%
	100%	100%	100%	100%

A breakdown of retail segment sales by these product lines for the three and six months ended December 31, 2015 and 2014 is provided as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014
Case Goods	30%	33%	30%	32%
Upholstered Products	48%	45%	47%	45%
Home Accents and Other	22%	22%	23%	23%
	100%	100%	100%	100%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Segment information for the three and six months ended December 31, 2015 and 2014 is provided below (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014
Net sales:
Wholesale segment	$126,413	$116,210	$246,868	$240,810
Retail segment	164,703	153,207	310,743	298,250
Elimination of inter-company sales	(83,581)	(72,350)	(159,685)	(151,287)
Consolidated Total	$207,535	$197,067	$397,926	$387,773

Operating income:
Wholesale segment	$19,690	$13,155	$40,277	$34,697
Retail segment	6,689	2,953	8,329	4,715
Adjustment of inter-company profit (1)	128	1,552	(1,199)	(1,282)
Consolidated Total	$26,507	$17,660	$47,407	$38,130

Depreciation & Amortization:
Wholesale segment	$1,909	$1,995	$3,820	$4,089
Retail segment	2,897	2,680	5,769	5,305
Consolidated Total	$4,806	$4,675	$9,589	$9,394

Capital expenditures:
Wholesale segment	$2,340	$3,048	$3,856	$7,009
Retail segment	1,896	4,657	3,518	6,106
Acquisitions	-	-	-	1,991
Consolidated Total	$4,236	$7,705	$7,374	$15,106

	December 31,	June 30,
	2015	2015
Total Assets:
Wholesale segment	$276,470	$295,949
Retail segment	334,756	341,886
Inventory profit elimination (2)	(32,416)	(31,858)
Consolidated Total	$578,810	$605,977

(1)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.
(2)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(14)	Recently Issued Accounting Pronouncements

In April 2015 the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard classifies debt issuance costs as a deduction from the debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, these costs were classified as assets. We adopted the provisions of ASU 2015-03 beginning in July 2015 and prior period amounts have been reclassified to conform to the current period presentation. As of June 30, 2015, $0.3 million of debt issuance costs were reclassified in the consolidated balance sheets from other noncurrent assets to current portion of long-term debt and $1.0 million was reclassified from other noncurrent assets to long term debt, less current portion. The adoption of ASU 2015-03 did not impact our consolidated statements of comprehensive income, or our consolidated statements of cash flows.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires the Company to present all deferred tax assets and liabilities as noncurrent. This pronouncement is effective for the Company on July 1, 2017, and early adoption is permitted. The Company is currently evaluating the impact on our consolidated financial statements.

(15)	Subsequent Events

On January 27, 2016, the Company amended its Facility by restating the definition of “Financial Covenant Exemption Period” and “Fixed Charges”. The amendment is effective as of December 30, 2015.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Overview

We are a leading interior design company and manufacturer and retailer of quality home furnishings. Founded over 80 years ago, today we’re a leading international home fashion brand doing business in North America, Europe, Asia and the Middle East. We are vertically integrated from design through delivery, affording our clientele a value equation of style, quality and price that is unique to the industry. We offer complementary interior design service to our clients and sell a full range of furniture products and decorative accents through ethanallen.com and a network of 300 design centers in the United States and abroad. The design centers represent a mix of independent licensees and our own Company operated retail segment. We own and operate nine manufacturing plants including six manufacturing plants and one sawmill in the United States and a manufacturing plant each in Mexico and Honduras.

Our business model is to maintain continued focus on (i) getting our messages across with strong advertising and marketing campaigns, (ii) capitalizing on the strength of our interior design professionals and management in our retail design centers, (iii) utilizing ethanallen.com as a key marketing tool to drive traffic to a network of 200 North American design centers as 70% of our demographic base lives near a design center, (iii) investing in new technologies across key aspects of our vertically integrated business, and (iv) leveraging the benefits of our vertical integration by maintaining our North American manufacturing capacity where we manufacture approximately 70% of our products.

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

Results of Operations

In the second quarter of fiscal 2016, consolidated net sales of $207.5 million increased 5.3% compared to the second quarter of fiscal 2015. During the same period, consolidated operating margin increased to 12.8% from 9.0%, and net income increased to $0.58 from $0.34 per diluted share. Beginning in the fall of 2014, we began a major transformation of our product offerings with several phases. We introduced Casual Classics during the first phase in the fall of 2014, focusing on relaxed finishes and comfort. In the spring and summer of 2015, we launched the second phase, Romantic Classics, with unique, stand-alone timeless pieces with new finishes and forms, designed specifically for manufacturing primarily at our North American workshops to obtain maximum benefit from our vertical integration. We launched the third phase in the fall of 2015, where we further developed Romantic Classics, inspired by European designs, taking inspiration from the classics and modernizing them for today’s living, with continued focus on North American manufacturing. In our fourth phase, during the spring and summer of 2016, we will further develop our Casual Classics, with romantic country influences and will also introduce several other new programs that will continue to differentiate our brand. As we implement these major product introductions, our wholesale segment undergoes some disruptions in manufacturing as we change tooling and methods, build prototypes and then ramp up production. In our retail segment, some disruption also occurs in our design centers as we update floor displays, and sell the remainder of our older products on clearance to make space for the new product. We are undergoing this product transformation in measured steps to minimize these disruptions, and preserve our reputation in the industry as a leader in quality. During this second quarter of fiscal 2016, we began a shift from transition to growth, with a 5.3% increase in consolidated net sales, with increases in both our wholesale and retail segments. The U.S. dollar continues to strengthen over the Canadian dollar, with a negative impact on sales in our retail segment.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

During this second fiscal quarter, our retail segment had slightly lower gross margins due to sales promotions, product mix, clearance sales and currency fluctuation in our international operations. We anticipate continuing sales promotions and during the second half we expect continuing clearance sales as we make room for the fourth phase of the product refresh. The gross margin of our wholesale segment improved over the second quarter of fiscal 2015 as we maintained our current level of efficiency in manufacturing the newly designed products in our North American workshops, with gross profit increasing due to higher sales.

Comparing the second quarters of fiscal 2016 and fiscal 2015, net sales increased by 7.5% in our retail segment, and by 8.8% in our wholesale segment. The ratio of retail segment net sales to consolidated net sales for the second quarter was 79.4% compared to 77.7%. The consolidated gross margin was 55.9% for the second quarter of fiscal 2016 and 53.8% for the second quarter of fiscal 2015, and operating expenses as a percentage of total net sales were 43.1% in the second quarter of fiscal 2016 compared to 44.9%.

Written orders booked by the retail segment in the second quarter of fiscal 2016 increased by 15.3% as compared to the same quarter of fiscal 2015, and comparable written orders increased by 14.6% in the same period. As we transition the major new product introductions, both at retail and at the manufacturing level, we are varying the timing and duration of our sale events this fiscal year, as compared to monthly promotions in the prior fiscal year. We believe that the impact of our varied promotions and the new product programs are having a positive impact on written orders. We operate five design centers in Canada, and the strengthening of the U.S. dollar to the Canadian dollar and euro resulted in an average decrease on a constant currency basis for the retail segment of 0.9% in net sales and a 1.0% decrease in written and comparable orders during the quarter ending December 31, 2015.

We measure the performance of our retail design centers based on net sales and written orders booked on a comparable period to period basis. Comparable design centers are those which have been operating for at least 15 months. Minimal net sales derived from the delivery of customer ordered product are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design center sales in their 13th full month of Ethan Allen-owned operations. The frequency of our promotional events as well as the timing of the end of those events can impact the orders booked during a given quarter. Our international net sales are comprised of our wholesale segment sales to independent retailers and our retail segment sales to consumers through the Company operated international Design Centers. International net sales as a percent of our consolidated net sales were 8.5% for the second quarter of fiscal 2016 and 10.7% for the comparable prior year period. The following tables show selected Design Center location information.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

	Year-to-date Fiscal 2016			Year-to-date Fiscal 2015
	Independent retailers	Company-operated	Total	Independent retailers	Company-operated	Total
Retail Design Center location activity:
Balance at beginning of period	155	144	299	152	143	295
New locations	10	3	13	14	1	15
Closures	(5)	(5)	(10)	(11)	(2)	(13)
Transfers	-	-	-	(2)	2	-
Balance at end of period	160	142	302	153	144	297
Relocations (in new and closures)	1	1	2	6	1	7

Retail Design Center geographic locations:
United States	55	137	192	58	135	193
International	105	5	110	95	9	104
Total	160	142	302	153	144	297

Second Quarter Ended December 31, 2015 Compared to Second Quarter Ended December 31, 2014

Consolidated net sales for the second quarter of fiscal 2016 increased 5.3% to $207.5 million from $197.1 million in the second quarter of fiscal 2015. Net sales increased in both our retail and wholesale segments.

Wholesale net sales for the second quarter of fiscal 2016 increased 8.8% to $126.4 million from $116.2 million in the second quarter of fiscal 2015. Sales increased to both our retail segment and domestic independent dealers. This was partly offset by a reduction in international sales, primarily to our independent dealer in China, where a slowdown in the rate of economic growth has been widely reported. Since June 30, 2015 there have been five net additional independent retailer Design Centers.

Retail net sales for the second quarter of fiscal 2016 increased 7.5% to $164.7 million from $153.2 million for the second quarter of fiscal 2015. We are now into the third phase of our new product introduction and the increased sales are reflective of the new products gaining traction and our increased marketing initiatives during the current quarter. Retail operates two less Design Centers than one year ago. We continue to be impacted by sales discounts, as well as the effect of exchange rates on our Canadian design centers. Our written business (new orders booked) in the second quarter of fiscal 2016 increased 15.3% while comparable design center written business increased 14.6% compared to the second quarter of fiscal 2015. At December 31, 2015, the retail undelivered backlog was 12.7% higher than a year ago.

Gross profit was $116.1 million for the second quarter of fiscal 2016, an increase of $10.0 million, or 9.4%, from $106.1 million in the second quarter of fiscal 2015 with increases in both our retail and wholesale segments. Consolidated gross margin for the second quarter of fiscal 2016 was 55.9% compared to 53.8% in fiscal 2015. Increased wholesale sales of 8.8% increased our manufacturing efficiency, increasing gross profit and gross margins. Retail sales as a percent of total sales increased to 79.4% from 77.7%, further increasing our consolidated gross margin due to mix, and the retail sales increase of 7.5% increasing consolidated gross profit.

Operating expenses for the second quarter of fiscal 2016 increased $1.1 million, or 1.3%, to $89.6 million from $88.4 million for the second quarter of fiscal 2015. Variable costs increased due to increased sales for the retail segment, which were partly offset by gains on real estate sales in the current period and losses in the prior year period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Operating income and profit margin for the second quarter of fiscal 2016 was $26.5 million, or 12.8% of net sales, an increase of $8.8 million, or 50.1%, from $17.7 million, or 9.0% of net sales for the second quarter of fiscal 2015.

Wholesale operating income for the second quarter of fiscal 2016 was $19.7 million, or 15.6% of sales, compared to $13.2 million, or 11.3% of sales, for the second quarter of fiscal 2015, increasing largely due to higher volume of sales.

Retail operating income for the second quarter of fiscal 2016 was $6.7 million, or 4.1% of sales, compared to $3.0 million, or 1.9% of sales for the second quarter of fiscal 2015, with a higher operating margin in the current quarter driven primarily by higher sales, as well as the positive impact of real estate sales.

Interest and other related financing costs were approximately $1.5 million lower in the second quarter of fiscal 2016 than in the second quarter of fiscal 2015. The early extinguishment of our $200 million, ten year senior unsecured notes due October 1, 2015 (the “Senior Notes”) reduced the amount of interest beginning March 18, 2015. Interest expense on the Senior Notes had been $1.8 million per quarter, or 5.7% annually on the face value of the Senior Notes. Future interest expense will vary depending on variable interest rates and amounts borrowed under our five year, $150 million senior secured revolving credit and term loan facility (the “Facility”).

Income tax expense for the second quarter of fiscal 2016 totaled $9.6 million compared to $5.8 million for the second quarter of fiscal 2015. Our effective tax rate was 36.7% in both the current and prior year quarter. The effective tax rate for both the current and prior year quarters primarily include tax expense on that quarter’s net income, and tax and interest expense on uncertain tax positions, partly offset by the reversal and recognition of some uncertain tax positions.

Net income for the second quarter of fiscal 2016, was $16.5 million compared to $10.0 million for the second quarter of fiscal 2015. This resulted in net income per diluted share of $0.58 for the second quarter of fiscal 2016 compared to $0.34 per diluted share for the second quarter of fiscal 2015.

Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014

Consolidated net sales for the six months ended December 31, 2015 increased 2.6% to $397.9 million from $387.8 million for the six months ended December 31, 2014. Net sales increased in both our retail and wholesale segments.

Wholesale net sales for the six months ended December 31, 2015 increased 2.5% to $246.9 million from $240.8 million in the prior year comparable period. Improvements in efficiency during the second fiscal quarter more than offset first fiscal quarter disruptions caused by the first runs of new products. Seven additional independent retailer Design Centers were added during the period.

Retail net sales from the Company’s retail segment for the six months ended December 31, 2015 increased 4.2% to $310.7 million from $298.3 million for the prior year comparable period. Most of the increase occurred during this quarter. There was a net decrease of two Design Centers from one year ago. We were also negatively impacted by sales discounts, as well as the effect of exchange rates on our Canadian design centers. Our written business (new orders booked) in the first six months of fiscal 2016 increased 1.8% while comparable design center written business increased 1.2% compared to the comparable period of fiscal 2015. The timing of our annual price increase resulted in shifting some written sales into the quarter ending June 30, 2015.

Gross profit was $220.7 million for the six months ended December 31, 2015, an increase of $9.9 million, or 4.7%, from $210.9 million in the prior year comparable period with increases in both our retail and wholesale segments. Consolidated gross margin for the first six months of fiscal 2016 was 55.5% compared to 54.4% in fiscal 2015. Sales growth for both wholesale and retail segments was the primary reason for the increase, along with an increase in retail sales as a percent of total sales to 78.1% from 76.9%.

Operating expenses for the first six months of fiscal 2016 increased $0.6 million, or 0.3%, to $173.3 million from $172.7 million in the prior year comparable period, and were 43.6% of sales in the current fiscal year and 44.5% in the prior fiscal year. Expenses increased in absolute dollars due to the 2.6% increase in sales, and decreased as a percent of sales due to a real estate gain in the current period compared to losses in the prior year.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Operating income and profit margin for the first six months of fiscal 2016 was $47.4 million, or 11.9% of net sales, an increase of $9.3 million, or 24.3%, from $38.1 million, or 9.8% of net sales for the first six months of fiscal 2015.

Wholesale operating income for the six months ended December 31, 2015 was $40.3 million, or 16.3% of sales, compared to $34.7 million, or 14.4% of sales, in the prior year comparable period, increasing largely due to higher volume of sales.

Retail operating income for the six months ended December 31, 2015 was $8.3 million, or 2.7% of sales, compared to $4.7 million, or 1.6% of sales in the prior year comparable period, with a higher operating margin driven primarily by increased sales, along with a positive impact from the sale of real estate.

Interest and other related financing costs were approximately $2.9 million lower in the first six months of fiscal 2016 than in the first six months of fiscal 2015. The early extinguishment of our Senior Notes reduced the amount of interest beginning March 18, 2015. Interest expense on the Senior Notes had been $1.8 million per quarter, or 5.7% annually on the face value of the Senior Notes. Future interest expense will vary depending on variable interest rates and amounts borrowed under the Facility.

Income tax expense for the six months ended December 31, 2015 totaled $17.0 million compared to $12.7 million for the six months ended December 31, 2014. Our effective tax rate for the current fiscal year was 36.4% compared to 36.6% in the prior fiscal year. The effective tax rate for both the current and prior fiscal year primarily include tax expense on that fiscal year’s net income, and tax and interest expense on uncertain tax positions, partly offset by the reversal and recognition of some uncertain tax positions.

Net income for the six months ended December 31, 2015, was $29.7 million compared to $21.9 million in the prior year comparable period. This resulted in net income per diluted share of $1.04 for six months ended December 31, 2015 compared to $0.75 per diluted share for the six months ended December 31, 2014.

Liquidity and Capital Resources

At December 31, 2015, we held unrestricted cash and equivalents of $57.0 million and restricted cash and investments of $7.8 million. At June 30, 2015, we held unrestricted cash and cash equivalents of $76.2 million, marketable securities of $2.2 million, and restricted cash and investments of $8.0 million. Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, amounts available under the Facility, and other borrowings.

Total debt obligations at December 31, 2015 and June 30, 2015 consist of the following (in thousands):

	December 31,	June 30,
	2015	2015

Revolving Credit Facility due 10/21/2019	$40,000	$40,000
Term Loan due 10/21/2019	17,333	35,000
Capital leases	2,010	2,568
Unamortized debt issuance costs	(1,177)	(1,331)
Total debt	58,166	76,237
Less current maturities	3,053	3,034
Total long-term	$55,113	$73,203

In September 2005, we issued the Senior Notes. The Company entered into the Facility on October 21, 2014, as amended January 28, 2015. The Facility amended and restated the previous five-year, $50 million secured revolving credit facility in its entirety. The Facility, which expires on October 21, 2019, provides a term loan of up to $35 million and a revolving credit line of up to $115 million, subject to borrowing base availability. During March 2015, we utilized $35 million of the term loan and $40 million of the revolving credit line, along with our available cash to fully redeem our Senior Notes. We incurred financing costs of $1.5 million under the Facility, which are being amortized by the straight-line method, which approximates the interest method, over the remaining life of the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

At the Company’s option, revolving loans under the Facility bear interest, based on the average availability, at an annual rate of either (a) the London Interbank Offered rate (“LIBOR”) plus 1.5% to 1.75%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.5% to 0.75%. At December 31, 2015 the annual interest rate in effect on the revolving loan was 1.9375%.

At the Company’s option, term loans under the Facility bear interest, based on the Company’s rent adjusted leverage ratio, at an annual rate of either (a) LIBOR plus 1.75% to 2.25%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.75% to 1.25%. At December 31, 2015 the annual interest rate in effect on the term loan was 2.1875%.

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

The Company must maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 at all times. If the outstanding term loans are less than $17.5 million and the fixed charge coverage ratio equals or exceeds 1.25 to 1.0, the fixed charge coverage ratio ceases to apply and thereafter shall only be triggered if average monthly availability is less than 15% of the amount of the revolving credit line. At September 30, 2015 our fixed charge coverage ratio was 1.4 to 1.0. During November 2015, we made a $16.5 million prepayment on the term loan, bringing the outstanding term loan to $17.3 million, and the fixed charge coverage ratio ceased to apply. Our average availability during the quarter ended December 31, 2015 was 65.0%.

The Company intends to use the Facility for working capital and general corporate purposes, including dividend payments and share repurchases, in addition to the refinancing of our Senior Notes which occurred in March 2015. At both December 31, 2015 and June 30, 2015, there was $0.2 million of standby letters of credit outstanding under the Facility and total availability under the Facility of $74.8 million.

At both December 31, 2015 and June 30, 2015, we were in compliance with all of the covenants under the Facility.

We remain in discussions with our bankers on enhancing our capital structure and alternatives to raise up to $250 million in long-term debt financing. The funds would be utilized for our general corporate needs and to further increase shareholder returns. However, there can be no assurances that the financing will be completed, as it is subject to market and other customary conditions.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A summary of net cash provided by (used in) operating, investing, and financing activities for the six months ended December 31, 2015 and 2014 is provided below (in millions):

	December 31,
	2015	2014
Operating Activities
Net income plus depreciation and amortization	$39.3	$31.3
Working capital items	(19.2)	(24.5)
Other operating activities	0.9	3.7
Total provided by operating activities	$21.0	$10.5

Investing Activities
Capital expenditures and acquisitions	$(7.4)	$(15.1)
Net sales of marketable securities	2.1	8.9
Other investing activities	2.2	7.5
Total provided by investing activities	$(3.1)	$1.3

Financing Activities
Payments on long-term debt and capital lease obligations	$(18.2)	$(0.3)
Payment of cash dividends	(8.0)	(6.4)
Purchase/retirement of company stock	(11.4)	-
Other financing activities	0.8	(0.9)
Total used in financing activities	$(36.8)	$(7.6)

Operating Activities

In the first six months of fiscal 2016, cash of $21.0 million was provided by operating activities, an increase of $10.6 million from the prior year comparable period. This was largely due to an increase in net income as well as less cash used in fiscal year 2016 for working capital in the ordinary course of business (primarily prepaid and other current assets and timing of payments on trade payables offset by accrued expenses), as well as changes to other working capital items (defined below). Working capital items consist of current assets (accounts receivable, inventories, prepaid and other current assets) less current liabilities (customer deposits, payables, and accrued expenses and other current liabilities).

Investing Activities

In the first six months of fiscal 2016, $3.1 million of cash was used in investing activities, whereas $4.3 million less cash was used in the prior year comparable period. Less cash was provided in the first six months of fiscal 2016 primarily due to decreases in net sales of marketable securities in the current fiscal year as well as less proceeds from the sale of real estate in the current fiscal year than in the prior fiscal year, partly offset by decreased current fiscal year capital expenditures. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Financing Activities

In the first six months of fiscal 2016, $36.8 million was used in financing activities, which is $29.3 million more cash used than was used during the first six months of fiscal 2015. This was due to a $16.5 million prepayment on the term loan, repurchasing $11.4 million of our common stock and an increase of $1.6 million in our dividend payments. Two quarterly dividends were paid in the first six months of fiscal 2016 with an increase of 27.3% over the prior fiscal year. The Company has continuously paid dividends for every quarter since 1996 and we expect to continue to do so as economic conditions and liquidity permit.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our total debt obligations at December 31, 2015 consist of the following (in millions):

Revolving Credit Facility due 10/21/2019	$40.0
Term Loan due 10/21/2019	$17.3
Capital leases	$2.0
Unamortized debt issuance costs	$(1.1)
Total debt	$58.2
Less current maturities	$3.1
Total long-term	$55.1

The following table summarizes, as of December 31, 2015, the timing of cash payments related to our outstanding long-term debt obligations for the remaining six months of fiscal 2016, and each of the five fiscal years subsequent to June 30, 2016, and thereafter (in millions).

Periods ending June 30,
2016	$1.6
2017	$3.3
2018	$2.8
2019	$2.4
2020	$49.2
2021 and thereafter	$-
Total scheduled debt payments	$59.3

There has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended June 30, 2015 as filed with the SEC on August 12, 2015.

We believe that our cash flow from operations, together with our other available sources of liquidity including the Facility and refinancing alternatives, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of December 31, 2015, we had working capital of $128.0 million compared to $130.0 million at June 30, 2015, a decrease of $2.0 million, or 1.5%. The Company had a current ratio of 2.06 to 1 at December 31, 2015 and 1.92 to 1 at June 30, 2015.

In addition to using available cash to fund changes in working capital, capital expenditures, acquisition activity, the repayment of debt, the payment of dividends, and debt repurchases, we have been authorized by our Board of Directors to repurchase shares of our common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. All of our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity. During the six months ending December 31, 2015 we repurchased the following shares of our common stock:

	Six months ended
	December 31,
	2015	2014
Common shares repurchased	441,329	-
Cost to repurchase common shares	$12,203,213	$-
Average price per share	$27.65	$-

At December 31, 2015, we had a remaining Board authorization to repurchase 2,014,330 shares of our common stock.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such program in place both at December 31, 2015 and June 30, 2015 was for our consumer credit program.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”) which was last amended effective January 2014. Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. The term of the Program Agreement ends July 31, 2019, including a provision for automatic one year renewals unless either party gives notice of termination. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of the Program Agreement also contain a right for the financial services provider to demand from the Company collateral at a variable rate based on the volume of program sales if the Company does not meet certain covenants. At December 31, 2015 and June 30, 2015, no collateral was required under the Program Agreement.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into and perform in accordance with the terms and conditions of a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasions, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of December 31, 2015 and June 30, 2015, our product warranty liability totaled $1.1 million and $1.0 million, respectively.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Beginning in fiscal 2014, we have been undergoing a major transformation of our product offerings, which will refresh over 70% of our products with the completion of phase 4 product introductions expected in the fourth quarter. We plan on completing this transition during the summer of 2016. We are anticipating that by fiscal 2017 we will be well positioned to leverage all the actions we have taken and expect to see a significant improvement in our business performance, both through increased revenues and improvements in operating efficiencies.

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

We therefore remain cautiously optimistic about our performance due to the many strong programs already in place and others we currently plan to introduce in the coming months. Our retail strategy involves (i) a continued focus on providing new product introductions, a wide array of product solutions, and superior interior design solutions through our large staff of interior design professionals, (ii) continuing strong advertising and marketing campaigns to get our message across and to continue broadening our customer base, (iii) the opening of new or relocated design centers in more prominent locations, and encouraging independent retailers to do the same, (iv) leveraging the use of technology and personal service within our retail network and online through ethanallen.com, and (v) further expansion internationally. We believe this strategy provides an opportunity to grow our business.

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

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. At December 31, 2015, we had $57.3 million of floating-rate debt obligations outstanding under our credit facility. We currently do not engage in any interest rate hedging activity and we have no intention of doing so in the forseeable future. Based on the average interest rate on the credit facility during the quarter ended December 31, 2015, and to the extent that borrowings were outstanding, a 10% change in the interest rate would not have a material effect on our consolidated results of operations and financial condition. For information regarding the Company’s other risk factors, see Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended June 30, 2015 as filed with the SEC on August 12, 2015.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Executive Vice President Administration and Chief Financial Officer ("CFO"), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Certain information regarding purchases made by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended December 31, 2015 on a trade date basis is provided below:

Period			(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015	-	October 31, 2015	-	-	-	2,455,659
November 1, 2015	-	November 30, 2015	-	$-	-	2,455,659
December 1, 2015	-	December 31, 2015	441,329	$27.65	441,329	2,014,330

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company dated as of March 23, 1993, Certificate of Amendment to Restated Certificate of Incorporation dated as of August 5, 1997, Second Certificate of Amendment to Restated Certificate of Incorporation dated as of March 27, 1998, Third Certificate of Amendment to Restated Certificate of Incorporation dated as of April 28, 1999, Fourth Amendment to Restated Certificate of Incorporation dated as of December 5, 2013, Fifth Amendment to Restated Certificate of Incorporation dated as of December 11, 2015.

10.1	Amendment No. 3, dated as of January 22, 2016, to the Amended and Restated Credit Agreement dated as of October 21, 2014 among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P.Morgan Chase Bank, N.A. and Capital One, National Association (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed with the SEC on January 27, 2016).

31.1	Rule 13a-14(a)Certification of Principal Executive Officer

31.2	Rule 13a-14(a)Certification of Principal Financial Officer

32.1	Section 1350Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

DATE: January 27, 2016	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: January 27, 2016	BY: /s/ Corey Whitely
Corey Whitely
Executive Vice President Administration
Chief Financial Officer and Treasurer
(Principal Financial Officer)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Restated Certificate of Incorporation of the Company dated as of March 23, 1993, Certificate of Amendment to Restated Certificate of Incorporation dated as of August 5, 1997, Second Certificate of Amendment to Restated Certificate of Incorporation dated as of March 27, 1998, Third Certificate of Amendment to Restated Certificate of Incorporation dated as of April 28, 1999, Fourth Amendment to Restated Certificate of Incorporation dated as of December 5, 2013, Fifth Amendment to Restated Certificate of Incorporation dated as of December 11, 2015.

10.1	Amendment No. 3, dated as of January 22, 2016, to the Amended and Restated Credit Agreement dated as of October 21, 2014 among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P.Morgan Chase Bank, N.A. and Capital One, National Association (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed with the SEC on January 27, 2016).

31.1	Rule 13a-14(a)Certification of Principal Executive Officer

31.2	Rule 13a-14(a)Certification of Principal Financial Officer

32.1	Section 1350Certification of Principal Executive Officer

32.2	Section 1350Certification of Principal Financial Officer

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentationx

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.