Form 10-Q
period 2016-03-31
ETHAN ALLEN INTERIORS INC
filed 2016-04-26
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

At April 21, 2016, there were 27,743,478 shares of Class A Common Stock, par value $.01, outstanding.

 i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	March 31, 2016	June 30, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,815	$76,182
Marketable securities	-	2,198
Accounts receivable, less allowance for doubtful accounts of $1,495 at March 31, 2016 and $1,386 at June 30, 2015	10,787	12,547
Inventories	163,743	151,916
Prepaid expenses and other current assets	26,337	27,831
Total current assets	249,682	270,674

Property, plant and equipment, net	273,403	277,035
Goodwill and other intangible assets	45,128	45,128
Restricted cash and investments	7,813	8,010
Other assets	3,043	5,130
Total assets	$579,069	$605,977

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$3,057	$3,034
Customer deposits	66,241	67,970
Accounts payable	17,065	18,946
Accrued compensation and benefits	23,672	26,896
Accrued expenses and other current liabilities	20,852	23,816
Total current liabilities	130,887	140,662
Long-term debt	44,503	73,203
Other long-term liabilities	23,502	21,577
Total liabilities	198,892	235,442
Shareholders' equity:
Class A common stock	489	489
Additional paid-in-capital	374,013	370,914
Less: Treasury stock (at cost)	(624,932)	(605,586)
Retained earnings	634,277	607,079
Accumulated other comprehensive income (loss)	(3,867)	(2,638)
Total Ethan Allen Interiors Inc. shareholders' equity	379,980	370,258
Noncontrolling interests	197	277
Total shareholders' equity	380,177	370,535
Total liabilities and shareholders' equity	$579,069	$605,977

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
Net sales	$190,583	$173,259	$588,509	$561,032
Cost of sales	84,866	79,149	262,061	256,045
Gross profit	105,717	94,110	326,448	304,987
Selling, general and administrative expenses	89,708	84,884	263,032	257,631
Operating income	16,009	9,226	63,416	47,356
Interest and other income (expense)	149	(3,594)	324	(3,362)
Interest and other related financing costs	580	1,699	1,467	5,470
Income before income taxes	15,578	3,933	62,273	38,524
Income tax expense	5,400	1,397	22,414	14,071
Net income	$10,178	$2,536	$39,859	$24,453

Per share data:
Basic earnings per common share:
Net income per basic share	$0.37	$0.09	$1.41	$0.85
Basic weighted average common shares	27,827	28,925	28,181	28,927
Diluted earnings per common share:
Net income per diluted share	$0.36	$0.09	$1.40	$0.84
Diluted weighted average common shares	28,061	29,242	28,424	29,262

Comprehensive income:
Net income	$10,178	$2,536	$39,859	$24,453
Other comprehensive income
Currency translation adjustment	166	(972)	(1,229)	(3,058)
Other	6	29	20	67
Other comprehensive income (loss) net of tax	172	(943)	(1,209)	(2,991)
Comprehensive income	$10,350	$1,593	$38,650	$21,462

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended March 31,
	2016	2015
Operating activities:
Net income	$39,859	$24,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,631	14,214
Compensation expense related to share-based payment awards	1,647	945
Provision (benefit) for deferred income taxes	2,031	1,783
Restructuring and impairment charge, net	-	784
(Gain) loss on disposal of property, plant and equipment	(1,716)	2,858
Other	(1,024)	2,881
Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	1,760	(4,292)
Inventories	(11,827)	(8,053)
Prepaid and other current assets	1,435	(9,416)
Customer deposits	(1,729)	6,177
Accounts payable	(2,209)	(5,395)
Accrued expenses and other current liabilities	(6,156)	(4,491)
Other assets and liabilities	1,900	3
Net cash provided by operating activities	38,602	22,451

Investing activities:
Proceeds from the disposal of property, plant & equipment	4,199	6,849
Change in restricted cash and investments	197	498
Capital expenditures	(13,824)	(17,528)
Acquisitions	-	(1,991)
Sales of marketable securities	2,150	11,320
Other investing activities	140	129
Net cash provided by (used in) investing activities	(7,138)	(723)

Financing activities:
Borrowings on revolving credit and term loan facilities	-	75,000
Payments on long-term debt and capital lease obligations	(29,038)	(133,459)
Purchases and retirements of company stock	(19,018)	(2,791)
Payment of cash dividends	(11,910)	(9,864)
Payment of deferred financing costs	(55)	(1,456)
Other financing activities	1,396	687
Net cash provided by (used in) financing activities	(58,625)	(71,883)
Effect of exchange rate changes on cash	(206)	(585)
Net increase (decrease) in cash & cash equivalents	(27,367)	(50,740)
Cash & cash equivalents at beginning of period	76,182	109,176
Cash & cash equivalents at end of period	$48,815	$58,436

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Nine Months Ended March 31, 2016

(Unaudited)

(In thousands)

				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Treasury	Comprehensive	Retained	Controlling
	Stock	Capital	Stock	Income	Earnings	Interests	Total
Balance at June 30, 2015	$489	$370,914	$(605,586)	$(2,638)	$607,079	$277	$370,535

Stock issued on share-based awards	-	669	-	-	-	-	669

Compensation expense associated with share-based awards	-	1,647	-	-	-	-	1,647

Tax benefit associated with exercise of share based awards	-	783	-	-	-	-	783

Purchase/retirement of company stock	-	-	(19,346)	-	-	-	(19,346)

Dividends declared on common stock	-	-	-	-	(12,661)	-	(12,661)

Capital distribution	-	-	-	-	-	(100)	(100)

Comprehensive income	-	-	-	(1,229)	39,859	20	38,650
Balance at March 31, 2016	$489	$374,013	$(624,932)	$(3,867)	$634,277	$197	$380,177

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2015.

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination in such domestic and foreign jurisdictions. As of March 31, 2016, the Company and certain subsidiaries are currently under audit in the U.S. from 2009 through 2013. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant. It is reasonably possible that some of these audits may be completed during the next twelve months. It is reasonable to expect that various issues relating to uncertain tax benefits will be resolved within the next twelve months as exams are completed or as statutes expire and will impact the effective tax rate.

The Company’s consolidated effective tax rate was 34.7% and 36.0% for the three and nine months ended March 31, 2016 respectively, and 35.5% and 36.5% for the three and nine months ended March 31, 2015, respectively. Both the current and prior year effective tax rates primarily include tax expense on the corresponding taxable year’s net income, and tax and interest expense on uncertain tax positions, partially offset by the reversal and recognition of some uncertain tax positions.

(4)	Restricted Cash and Investments

At March 31, 2016 and June 30, 2015, we held $7.8 million and $8.0 million respectively, of restricted cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation insurance and other insurance. These funds can be invested in high quality money market mutual funds, U.S. Treasuries and U.S. Government agency fixed income instruments, and cannot be withdrawn without the prior written consent of the secured party. These assets are carried at cost, which approximates market value and are classified as long-term assets because they are not expected to be used within one year to fund operations. See also Note 12, “Fair Value Measurements".

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5)	Marketable Securities

At June 30, 2015, the Company held marketable securities of $2.2 million, classified as current assets, consisting of U.S. municipal bonds with maturities of less than one year, which were rated A+/A2 or better by the rating services Standard & Poors (“S&P”) and Moodys Investors Service (“Moodys”) respectively. At March 31, 2016, we did not hold any marketable securities. The municipal bonds all matured and the proceeds were transferred to our operating cash accounts. There were no material realized or unrealized gains or losses for the three or nine months ended March 31, 2016 and March 31, 2015. See also Note 12, “Fair Value Measurements".

(6)	Inventories

Inventories at March 31, 2016 and June 30, 2015 are summarized as follows (in thousands):

	March 31,	June 30,
	2016	2015

Finished goods	$125,909	$118,537
Work in process	10,830	10,537
Raw materials	30,429	25,943
Valuation allowance	(3,425)	(3,101)
	$163,743	$151,916

(7)	Borrowings

Total debt obligations at March 31, 2016 and June 30, 2015 consist of the following (in thousands):

	March 31,	June 30,
	2016	2015

Revolving Credit Facility due 10/21/2019	$30,000	$40,000
Term Loan due 10/21/2019	16,750	35,000
Capital leases	1,780	2,568
Unamortized debt issuance costs	(970)	(1,331)
Total debt	47,560	76,237
Less current maturities	3,057	3,034
Total long-term	$44,503	$73,203

In September 2005, we issued $200 million in ten-year senior unsecured notes due October 1, 2015 (the "Senior Notes"). The Company entered into a five year, $150 million senior secured revolving credit and term loan facility on October 21, 2014, as amended (the “Facility”). The Facility, which expires on October 21, 2019, provides a term loan of up to $35 million and a revolving credit line of up to $115 million, subject to borrowing base availability. During March 2015, we utilized $35 million of the term loan and $40 million of the revolving credit line, along with our available cash to fully redeem our Senior Notes. We incurred financing costs of $1.5 million under the Facility, which are being amortized by the interest method, over the remaining life of the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At the Company’s option, revolving loans under the Facility bear interest, based on the average availability, at an annual rate of either (a) the London Interbank Offered rate (“LIBOR”) plus 1.5% to 1.75%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.5% to 0.75%. At March 31, 2016 the annual interest rate in effect on the revolving loan was 1.9375%.

At the Company’s option, term loans under the Facility bear interest, based on the Company’s rent adjusted leverage ratio, at an annual rate of either (a) LIBOR plus 1.75% to 2.25%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.75% to 1.25%. At March 31, 2016 the annual interest rate in effect on the term loan was 2.1875%.

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

Quarterly installments of principal on the term loan are payable based on a straight line 15-year amortization period, with the balance due at maturity. The Company does not expect to repay the revolving credit line portion of the Facility within the next year.

The Facility is secured by all property owned, leased or operated by the Company in the United States and includes certain real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends and share repurchases); sell certain assets; and make investments.

The Company must maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 at all times. If the outstanding term loans are less than $17.5 million and the fixed charge coverage ratio equals or exceeds 1.25 to 1.0, the fixed charge coverage ratio ceases to apply and thereafter is only triggered if average monthly availability is less than 15% of the amount of the revolving credit line. During November 2015, we made a $16.5 million prepayment on the term loan, bringing the outstanding term loan to $17.3 million, and the fixed charge coverage ratio ceased to apply. Our average availability during the quarter ended March 31, 2016 was 65.0%, such that the fixed charge coverage ratio did not apply.

The Company intends to use the Facility for working capital and general corporate purposes, including dividend payments and share repurchases, in addition to the refinancing of our Senior Notes which occurred in March 2015. At both March 31, 2016 and June 30, 2015, there was $0.2 million of standby letters of credit outstanding under the Facility. Total availability under the Facility was $84.8 million at March 31, 2016 and $74.8 million at June 30, 2015. The increase was due to a $10.0 million payment we made on the revolving loan during March 2016.

At both March 31, 2016 and June 30, 2015, we were in compliance with all of the covenants under the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes, as of March 31, 2016, the timing of cash payments related to our outstanding long-term debt obligations for the remaining three months of fiscal 2016, and each of the five fiscal years subsequent to June 30, 2016, and thereafter (in thousands).

Periods ending June 30,
2016	$802
2017	3,304
2018	2,815
2019	2,396
2020	39,213
2021 and thereafter	-
Total scheduled debt payments	$48,530

(8)	Litigation

We are routinely party to various legal proceedings, including investigations or as a defendant in litigation, in the ordinary course of business. We are also subject to various federal, state and local environmental protection laws and regulations and are involved, from time to time, in investigations and proceedings regarding environmental matters. Such investigations and proceedings typically concern air emissions, water discharges, and/or management of solid and hazardous wastes. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials.

Regulations issued under the Clean Air Act Amendments of 1990 required the industry to reformulate certain furniture finishes or institute process changes to reduce emissions of volatile organic compounds. Compliance with many of these requirements has been facilitated through the introduction of high solids coating technology and alternative formulations. In addition, we have instituted a variety of technical and procedural controls, including reformulation of finishing materials to reduce toxicity, implementation of high velocity low pressure spray systems, development of storm water protection plans and controls, and further development of related inspection/audit teams, all of which have served to reduce emissions per unit of production. We remain committed to implementing new waste minimization programs and/or enhancing existing programs with the objective of (i) reducing the total volume of waste, (ii) limiting the liability associated with waste disposal, and (iii) continuously improving environmental and job safety programs on the factory floor which serve to minimize emissions and safety risks for employees. In order to reduce the use of hazardous materials in the manufacturing process, we will continue to evaluate the most appropriate, cost-effective control technologies for finishing operations and production methods. We believe that our facilities are in material compliance with all such applicable laws and regulations. Our currently anticipated capital expenditures for environmental control facility matters are not material.

On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote”, “reasonably possible” or “probable” as defined by U.S. GAAP. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. The liability we may ultimately incur with respect to such litigation matters, in the event of a negative outcome, may be in excess of amounts currently accrued, if any; however, we do not expect that the reasonably possible outcome of these litigation matters would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. Where we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for any potential litigation loss.

Although the outcome of the various claims and proceedings against us cannot be predicted with certainty, management believes that the likelihood is remote that any existing claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9)	Share-Based Compensation

All options are issued at the closing stock price on each grant date, and have a contractual term of 10 years. A summary of stock option activity occurring during the nine months ended March 31, 2016 is presented below:

Shares
Outstanding as of June 30, 2015	994,888
Activity during the nine months ended March 31, 2016
Granted	24,367
Exercised	(34,308)
Canceled (forfeited/expired)	(55,774)
Outstanding as of March 31, 2016	929,173
Exerciseable as of March 31, 2016	515,471

At March 31, 2016, there were 1,332,557 shares of common stock available for future issuance pursuant to the 1992 Stock Option Plan.

Employment Agreement / Share-Based Awards

The Company and M. Farooq Kathwari, our President and Chief Executive Officer, entered into a new employment agreement (the "Agreement"), dated as of October 1, 2015, and effective as of July 1, 2015. Shareholders approved the incentive performance components of the Agreement for purposes of tax deductibility, and on December 1, 2015, the final vote count was certified. Pursuant to the Agreement, Mr. Kathwari will be entitled to, among other forms of incentive compensation, performance-based restricted stock units ("Performance Units") providing a contingent right to receive shares of the Company's common stock, conditioned upon the Company's achievement of certain performance targets and goals. In each fiscal year during the term of Mr. Kathwari's employment under the Agreement, Mr. Kathwari is to be granted Performance Units entitling Mr. Kathwari to earn 0 to 81,250 shares of common stock, with each such grant to be made within ninety (90) days of the beginning of each fiscal year, contingent upon the Company’s achievement of certain performance goals, and subject to the terms of the Agreement. For each grant of Performance Units, the amount of the grant that will be earned and paid will be determined by reference to the achievement of certain performance goals for each of the two initial fiscal years (on a cumulative basis) and the three fiscal years (on a cumulative basis) applicable to such grant.

(10)	Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
Weighted average shares of common stock outstanding for basic calculation	27,827	28,925	28,181	28,927
Effect of dilutive stock options and other share-based awards	234	317	243	335
Weighted average shares of common stock outstanding adjusted for dilution calculation	28,061	29,242	28,424	29,262

As of March 31, 2016 and 2015, stock options to purchase 623,983 and 422,658 common shares, respectively, were excluded from the respective diluted earnings per share calculations because their impact was anti-dilutive.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11)	Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of foreign currency translation adjustments which are the result of changes in foreign currency exchange rates related to our operations in Canada, Belgium, Honduras, and Mexico, and exclude income taxes given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite time. The table following sets forth the activity in accumulated other comprehensive income for the period ended March 31, 2016 (in thousands).

Balance June 30, 2015	$(2,638)
Changes before reclassifications	$(1,229)
Amounts reclassified from accumulated other comprehensive income	$-
Current period other comprehensive income	$(1,229)
Balance March 31, 2016	$(3,867)

(12)	Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and June 30, 2015 (in thousands):

March 31, 2016
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$56,628	$-	$-	$56,628
Available-for-sale securities	-	-	-	-
Total	$56,628	$-	$-	$56,628

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$84,192	$-	$-	$84,192
Available-for-sale securities	-	2,198	-	2,198
Total	$84,192	$2,198	$-	$86,390

Cash equivalents consist of money market accounts and mutual funds in U.S. government and agency fixed income securities. We use quoted prices in active markets for identical assets or liabilities to determine fair value. There were no transfers between level 1 and level 2 during the first nine months of fiscal 2016 or fiscal 2015. At March 31, 2016 and June 30, 2015, $7.8 million and $8.0 million, respectively, of the cash equivalents were restricted, and classified as long-term assets.

As of June 30, 2015, available-for-sale securities consisted of $2.2 million in U.S. municipal bonds. The bonds were rated A+/A2 or better by S&P and Moody’s, respectively. As of March 31, 2016 and June 30, 2015, there were no material gross unrealized gains or losses on available-for-sale securities. We did not hold any available-for-sale securities on March 31, 2016, as all municipal bonds matured and the proceeds were transferred to our operating cash accounts. As of June 30, 2015, the contractual maturities of our available-for-sale securities were as follows:

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

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We measure certain assets at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the nine month period ended March 31, 2016, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis. During the third quarter of fiscal 2015, we determined that certain long-lived assets of our retail design centers in Belgium were impaired, and an impairment charge of $0.8 million was recorded.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

We evaluate performance of the respective segments based upon revenues and operating income. While the manner in which our home furnishings and accessories are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different. Within each segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accents and other). A breakdown of wholesale segment sales by these product lines for the three and nine months ended March 31, 2016 and 2015 is provided as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
Case Goods	33%	35%	33%	34%
Upholstered Products	50%	48%	50%	48%
Home Accents and Other	17%	17%	17%	18%
	100%	100%	100%	100%

A breakdown of retail segment sales by these product lines for the three and nine months ended March 31, 2016 and 2015 is provided as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
Case Goods	32%	31%	31%	32%
Upholstered Products	46%	45%	47%	45%
Home Accents and Other	22%	24%	22%	23%
	100%	100%	100%	100%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Segment information for the three and nine months ended March 31, 2016 and 2015 is provided below (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
Net sales:
Wholesale segment	$117,164	$112,265	$364,032	$353,075
Retail segment	152,174	129,460	462,917	427,710
Elimination of inter-company sales	(78,755)	(68,466)	(238,440)	(219,753)
Consolidated Total	$190,583	$173,259	$588,509	$561,032

Operating income:
Wholesale segment	$15,764	$14,450	$56,041	$49,147
Retail segment	629	(5,126)	8,958	(411)
Adjustment of inter-company profit (1)	(384)	(98)	(1,583)	(1,380)
Consolidated Total	$16,009	$9,226	$63,416	$47,356

Depreciation & Amortization:
Wholesale segment	$2,079	$1,942	$5,899	$6,031
Retail segment	2,963	2,878	8,732	8,183
Consolidated Total	$5,042	$4,820	$14,631	$14,214

Capital expenditures:
Wholesale segment	$3,774	$1,349	$7,630	$8,358
Retail segment	2,676	3,064	6,194	9,170
Acquisitions	-	-	-	1,991
Consolidated Total	$6,450	$4,413	$13,824	$19,519

	March 31,	June 30,
	2016	2015
Total Assets:
Wholesale segment	$275,056	$295,949
Retail segment	337,363	341,886
Inventory profit elimination (2)	(33,350)	(31,858)
Consolidated Total	$579,069	$605,977

(1)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.
(2)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(14)	Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers. This ASU provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective. We have an option to use either a retrospective approach or a cumulative effect adjustment approach to implement the guidance. The new standard is effective for us on July 1, 2018, with early adoption permitted in 2017. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption, and have not yet selected a transition approach.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

In April 2015 the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard classifies debt issuance costs as a deduction from the debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, these costs were classified as assets. We adopted the provisions of ASU 2015-03 beginning in July 2015 and prior period amounts have been reclassified to conform to the current period presentation. As of June 30, 2015, $0.3 million of debt issuance costs were reclassified in the consolidated balance sheets from other noncurrent assets to current portion of long-term debt and $1.0 million was reclassified from other noncurrent assets to long-term debt, less current portion. The adoption of ASU 2015-03 did not impact our consolidated statements of comprehensive income, or our consolidated statements of cash flows.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires the Company to present all deferred tax assets and liabilities as noncurrent. This pronouncement is effective for the Company on July 1, 2017, and early adoption is permitted. The Company is currently evaluating the impact on our consolidated financial statements and the timing of adoption.

In February 2016, the FASB issued ASU 2016-02, Leases, which is intended to improve financial reporting about leasing transactions. The ASU will require lessees that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Lessors will remain largely unchanged from current GAAP. In addition, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This pronouncement is effective for the Company on July 1, 2019, and early adoption is permitted. The Company is currently evaluating the impact on our consolidated financial statements and the timing of adoption.

In March 2016, the FASB issued Accounting Standards 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Stock Compensation. The objective of this amendment is part of the FASB’s Simplification Initiative as it applies to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This pronouncement is effective for the Company on July 1, 2017, and allows for prospective, retrospective or modified retrospective adoption, depending on the area covered in the update, with early adoption permitted. The Company is currently evaluating the impact on our consolidated financial statements and the timing of adoption.

(15)	Subsequent Events

None.

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

Forward-Looking Statements

Management's discussion and analysis of financial condition and results of operations and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our management’s beliefs and assumptions concerning future events based on information currently available to us relating to our future results. Such forward-looking statements are identified in this Quarterly Report on Form 10-Q and in documents incorporated herein by reference by use of forward-looking words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", “will”, “may”, “continue”, “project”, ”target”, “outlook”, “forecast”, “guidance”, and similar expressions and the negatives of such forward-looking words. These forward-looking statements are subject to management decisions and various assumptions about future events, and are not guarantees of future performance. A number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements, including, but not limited to: changes in global or regional political or economic conditions, including changes in governmental and central bank policies; our ability to secure debt or other forms of financing; the effect of operating losses on our ability to pay cash dividends; changes in business conditions in the furniture industry, including changes in consumer spending patterns, tastes and demand for home furnishings; competition from overseas manufacturers and domestic retailers and competitive factors such as changes in products or marketing efforts of others; effects of our brand awareness and marketing programs, including changes in demand for our existing and new products; our ability to locate new design center sites and/or negotiate favorable lease terms for additional design centers or for the expansion of existing design centers; fluctuations in interest rates and the cost, availability and quality of raw materials; pricing pressures; the effects of labor strikes; weather conditions that may affect sales; volatility in fuel, utility, transportation and security costs; the potential effects of natural disasters affecting our suppliers or trading partners; the effects of terrorist attacks or conflicts or wars involving the United States or its allies or trading partners; and those matters discussed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2015, and elsewhere in this Quarterly Report on Form 10-Q and our SEC filings. Accordingly, actual circumstances and results could differ materially from those contemplated by the forward-looking statements.

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Many of these factors are beyond our ability to control or predict. Our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

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

On April 7, 2015 the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard classifies debt issuance costs as a deduction from the debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, these costs were classified as assets. We adopted the provisions of ASU 2015-03 beginning in July 2015 and prior period amounts have been reclassified to conform to the current period presentation. As of June 30, 2015, $0.3 million of debt issuance costs were reclassified in the consolidated balance sheet from other noncurrent assets to current portion of long-term debt and $1.0 million was reclassified from other noncurrent assets to long-term debt, less current portion. The adoption of ASU 2015-03 did not impact our consolidated statements of comprehensive income, or our consolidated statements of cash flows.

Overview

We are a leading interior design company and manufacturer and retailer of quality home furnishings. Founded over 80 years ago, today we are a leading international home fashion brand doing business in North America, Europe, Asia and the Middle East. We are vertically integrated from design through delivery, affording our clientele a value equation of style, quality and price. We offer complementary interior design service to our clients and sell a full range of furniture products and decorative accents through ethanallen.com and a network of 300 design centers in the United States and abroad. The design centers represent a mix of independent licensees and our own Company operated retail segment. We own and operate nine manufacturing plants including six manufacturing plants and one sawmill in the United States and a manufacturing plant each in Mexico and Honduras.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our business model is to maintain continued focus on (i) communicating our messages with strong advertising and marketing campaigns, (ii) capitalizing on the strength of our interior design professionals and management in our retail design centers, (iii) utilizing ethanallen.com as a key marketing tool to drive traffic to a network of 200 North American design centers located near our demographic base, (iii) investing in new technologies across key aspects of our vertically integrated business, and (iv) leveraging the benefits of our vertical integration by maintaining our manufacturing capacity in North America where we manufacture approximately 70% of our products.

Our competitive advantages arise from:

●	providing fashionable high quality products of the finest craftsmanship;

●	offering complimentary design service through an estimated 2,000 motivated interior design professionals network-wide, which we believe makes us the world’s leading interior design network;

●	our wide array of custom product offerings across our upholstery, case goods, and accent product categories;

●	enhancing our technology in all aspects of the business; and

●	leveraging our vertically integrated structure.

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

Results of Operations

In the third quarter of fiscal 2016, consolidated net sales of $190.6 million increased 10.0% compared to the third quarter of fiscal 2015. During the same period, consolidated operating margin increased to 8.4% from 5.3%, and net income increased to $0.36 from $0.09 per diluted share. Beginning in the fall of 2014, we began a major transformation of our product offerings with several phases. We introduced Casual Classics during the first phase in the fall of 2014, focusing on relaxed finishes and comfort. In the spring and summer of 2015, we launched the second phase, Romantic Classics, with unique, stand-alone timeless pieces with new finishes and forms, designed specifically for manufacturing primarily at our North American workshops to obtain maximum benefit from our vertical integration. We launched the third phase in the fall of 2015, during which we further developed Romantic Classics, inspired by European designs, taking inspiration from the classics and modernizing them for today’s living, with continued focus on North American manufacturing. In our current phase, we continue to differentiate our brand, we are further developing our Casual Classics, with three new product lines expected to be introduced in stages through the summer of 2016, followed by the introduction of our Ethan Allen | Disney home line in the fall of 2016. While we implement major product introductions, such as the anticipated introductions described above, our wholesale segment experiences some disruptions in manufacturing as we change tooling and methods, build prototypes and then ramp up production. In our retail segment, some disruption also occurs in our design centers as we update floor displays, and sell the remainder of our older products on clearance to make space for the new product. Our continuous product transformation in measured steps helps us minimize these disruptions and preserve our reputation for offering high-quality and fashionable products.

During the third quarter of fiscal 2016, we continued our transition to growth, with a year-over-year quarterly 10.0% increase in consolidated net sales, following a 5.3% increase in our second quarter of fiscal 2016. Third quarter sales increased in both our wholesale and retail segments. The Canadian dollar regained some strength versus the U.S. dollar during the March 2016 quarter, though it is still weaker than it was one year ago, and so continues to have a negative impact on sales in our retail segment when compared to the prior year quarter.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

During the third quarter of fiscal 2016, our retail segment had slightly lower gross margins due to sales promotions, product mix, clearance sales and currency fluctuation in our international operations. We anticipate continuing sales promotions and during the remainder of 2016 we anticipate continuing clearance sales as we make room for the planned new product introductions. The gross margin and gross profit of our wholesale segment improved over the third quarter of fiscal 2015 due to higher sales and maintaining our current level of efficiency in manufacturing the newly designed products in our North American workshops.

Comparing the third quarters of fiscal 2016 and fiscal 2015, net sales increased by 17.5% in our retail segment and by 4.4% in our wholesale segment. The ratio of retail segment net sales to consolidated net sales for the third quarter was 79.8% compared to 74.7%. The consolidated gross margin was 55.5% for the third quarter of fiscal 2016 and 54.3% for the third quarter of fiscal 2015, and operating expenses as a percentage of total net sales were 47.1% in the third quarter of fiscal 2016 compared to 49.0%.

Written orders booked by the retail segment in the third quarter of fiscal 2016 increased by 4.3% as compared to the same quarter of fiscal 2015, and comparable written orders increased by 5.5% in the same period. As we transition the major new product introductions, both at retail and at the manufacturing level, we are varying the timing and duration of our sale events this fiscal year, as compared to monthly promotions in the prior fiscal year. We believe that our varied promotions and the new product programs are having a positive impact on written orders. We operate five design centers in Canada, and the strengthening of the U.S. dollar to the Canadian dollar and euro resulted in an average decrease on a constant currency basis for the retail segment of 0.5% in net sales, written and comparable orders during the quarter ending March 31, 2016.

We measure the performance of our retail design centers based on net sales and written orders booked on a comparable period to period basis. Comparable design centers are those which have been operating for at least 15 months. Minimal net sales derived from the delivery of customer ordered product are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design center sales in their 13th full month of Ethan Allen-owned operations. The frequency of our promotional events as well as the timing of the end of those events can impact the orders booked during a given quarter. Our international net sales are comprised of our wholesale segment sales to independent retailers and our retail segment sales to consumers through the Company operated international Design Centers. International net sales as a percent of our consolidated net sales were 8.1% for the third quarter of fiscal 2016 and 13.6% for the comparable prior year period. The following tables show selected Design Center location information.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

	Nine Months Ended March 31, 2016			Nine Months Ended March 31, 2015
	Independent retailers	Company-operated	Total	Independent retailers	Company-operated	Total
Retail Design Center location activity:
Balance at beginning of period	155	144	299	152	143	295
New locations	14	5	19	17	3	20
Closures	(8)	(8)	(16)	(12)	(4)	(16)
Transfers	-	-	-	(2)	2	-
Balance at end of period	161	141	302	155	144	299
Relocations (in new and closures)	2	3	5	6	2	8

Retail Design Center geographic locations:
United States	54	136	190	58	136	194
International	107	5	112	97	8	105
Total	161	141	302	155	144	299

Third Quarter Ended March 31, 2016 Compared to Third Quarter Ended March 31, 2015

Consolidated net sales for the third quarter of fiscal 2016 increased $17.3 million, or 10.0% to $190.6 million from $173.3 million in the third quarter of fiscal 2015. Net sales increased in both our retail and wholesale segments.

Wholesale net sales for the third quarter of fiscal 2016 increased $4.9 million, or 4.4% to $117.2 million from $112.3 million in the third quarter of fiscal 2015. Sales increased to both our retail segment and domestic independent dealers. This was partially offset by a reduction in international sales, primarily to our independent dealer in China, where economic growth continues, but at a slower rate than in the past, which has been widely reported. Since June 30, 2015 there have been six net additional independent retailer Design Centers.

Retail net sales for the third quarter of fiscal 2016 increased $22.7 million, or 17.5% to $152.2 million from $129.5 million for the third quarter of fiscal 2015. As we continue the next phase of our new product introductions, our new products are being well received and our marketing initiatives continue to generate consumer interest. Net sales during the third quarter of fiscal 2016 also benefitted from a higher backlog than during the same quarter of 2015, a milder winter this year than that of 2015, and one extra day in February 2016 due to the leap year, partially offset by the fact that Easter was in the third quarter of fiscal 2016 compared to the fourth quarter of fiscal 2015. Our retail segment currently operates three fewer Design Centers than in the third quarter of fiscal 2015. We continue to be impacted by sales discounts, as well as the effect of exchange rates on our Canadian design centers. Our written business (new orders booked) in the third quarter of fiscal 2016 increased 4.3% from the third quarter of fiscal 2015 while comparable design center written business increased 5.5% from the third quarter of fiscal 2015. At March 31, 2016, the retail undelivered backlog was 3.4% lower than that at March 31, 2015.

Gross profit was $105.7 million for the third quarter of fiscal 2016, an increase of $11.6 million, or 12.3%, from $94.1 million in the third quarter of fiscal 2015 with increases in both our retail and wholesale segments. Consolidated gross margin for the third quarter of fiscal 2016 was 55.5% compared to 54.3% in third quarter of fiscal 2015. Increased wholesale sales of 4.4% increased our manufacturing efficiency, increasing gross profit and gross margins. Retail sales as a percent of total sales increased to 79.8% from 74.7%, further increasing our consolidated gross margin due to mix, and the retail sales increase of 17.5% increasing consolidated gross profit.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Operating expenses for the third quarter of fiscal 2016 increased $4.8 million, or 5.7%, to $89.7 million from $84.9 million for the third quarter of fiscal 2015. In the third quarter of fiscal 2016, variable costs increased due to increased sales for the retail segment. Operating expenses in the third quarter of fiscal 2016 were partially offset by gains on real estate dispositions as compared to a loss recognized in the prior year period from an asset impairment.

Operating income and profit margin was $16.0 million, or 8.4% of net sales for the third quarter of fiscal 2016, an increase of $6.8 million, or 73.5%, from $9.2 million, or 5.3% of net sales for the third quarter of fiscal 2015.

Wholesale operating income for the third quarter of fiscal 2016 increased $1.3 million, or 9.1% to $15.8 million, or 13.5% of sales, from $14.5 million, or 12.9% of sales, for the third quarter of fiscal 2015, largely due to higher volume of sales.

Retail operating income for the third quarter of fiscal 2016 increased $5.8 million to $0.6 million, or 0.4% of sales, for the third quarter of fiscal 2016 compared to a loss of $5.2 million, or (4.0)% of sales for the third quarter of fiscal 2015. The higher operating margin in the third quarter of fiscal 2016 was driven primarily by higher sales, as well as the positive impact of gains on real estate dispositions as compared to the prior year asset impairment.

Interest and other income (expense) in the third quarter of fiscal 2015 included a loss on the early extinguishment of our Senior Notes in March 2015 of $3.7 million, which consisted of a $3.5 million “make whole” payment, and the write-off of unamortized fees for the balance.

Interest and other related financing costs in the third quarter of fiscal 2016 were $0.6 million, or approximately $1.1 million lower than in the third quarter of fiscal 2015. The early extinguishment of our $200 million Senior Notes due October 1, 2015 reduced the amount of interest beginning March 18, 2015. Interest expense on the Senior Notes had been $1.8 million per quarter, or 5.7% annually on the face value of the Senior Notes. Future interest expense will vary depending on variable interest rates and amounts borrowed under our five-year, $150 million senior secured revolving credit and term loan facility.

Income tax expense for the third quarter of fiscal 2016 totaled $5.4 million compared to $1.4 million for the third quarter of fiscal 2015. Our effective tax rate was 34.7% in the third quarter of fiscal 2016 and 35.5% in the third quarter of fiscal 2015. The effective tax rate for both the third quarter of fiscal 2016 and 2015 primarily includes tax expense on that quarter’s net income, and tax and interest expense on uncertain tax positions, partially offset by the reversal and recognition of some uncertain tax positions.

Net income for the third quarter of fiscal 2016, was $10.2 million compared to $2.5 million for the third quarter of fiscal 2015. This resulted in net income per diluted share of $0.36 for the third quarter of fiscal 2016 compared to $0.09 per diluted share for the third quarter of fiscal 2015.

Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015

Consolidated net sales for the nine months ended March 31, 2016 increased $27.5 million, or 4.9% to $588.5 million from $561.0 million for the nine months ended March 31, 2015. Net sales increased in both our retail and wholesale segments.

Wholesale net sales for the nine months ended March 31, 2016 increased $11.0 million, or 3.1% to $364.0 million from $353.1 million in the prior year comparable period. Improvements in efficiency during the second and third fiscal quarters more than offset first fiscal quarter disruptions caused by the first runs of new products. Six new independent retailer Design Centers were added during the nine months ended March 31, 2016.

Retail net sales from the Company’s retail segment for the nine months ended March 31, 2016 increased $35.2 million, or 8.2% to $462.9 million from $427.7 million for the prior year comparable period. Increased sales are due in part to our marketing campaigns and new product introductions. Also favorably impacting sales was a milder winter this year and one extra day in February 2016 due to the leap year. This was partially offset by Easter falling into the third quarter of fiscal 2016 compared to the fourth quarter of fiscal 2015, and a net decrease of three Design Centers from March 31, 2015. We were also negatively impacted by sales discounts, and to a lesser extent the effect of exchange rates on our Canadian design centers. Our written business (new orders booked) in the first nine months of fiscal 2016 increased 2.7% while comparable design center written business also increased 2.7% compared to the comparable period of fiscal 2015. The timing of our annual price increase resulted in shifting some written sales into the quarter ending June 30, 2015.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Gross profit was $326.4 million for the nine months ended March 31, 2016, an increase of $21.5 million, or 7.0%, from $305.0 million in the prior year comparable period with increases in both our retail and wholesale segments. Consolidated gross margin for the first nine months of fiscal 2016 was 55.5% compared to 54.4% in the first nine months of fiscal 2015. Sales growth for both wholesale and retail segments was the primary reason for the increase, along with an increase in retail sales as a percent of total sales to 78.7% from 76.2%.

Operating expenses for the first nine months of fiscal 2016 increased $5.4 million, or 2.1%, to $263.0 million from $257.6 million in the prior year comparable period, and were 44.7% of sales in the current fiscal year and 45.9% in the prior fiscal year. Expenses increased in absolute dollars due primarily to variable costs that increased due to increased sales, primarily for the retail segment. Operating expenses were partially offset by gains on real estate dispositions in the current year compared to real estate disposition losses and an asset impairment in the prior year.

Operating income and profit margin for the first nine months of fiscal 2016 was $63.4 million, or 10.8% of net sales, an increase of $16.1 million, or 33.9%, from $47.4 million, or 8.4% of net sales for the first nine months of fiscal 2015.

Wholesale operating income increased $6.9 million, or 14.0% to $56.0 million, or 15.4% of sales for the first nine months of fiscal 2016, from $49.1 million, or 13.9% of sales for the first nine months of fiscal 2015, largely due to higher volume of sales.

Retail operating income for the nine months ended March 31, 2016 was $9.0 million, or 1.9% of sales, compared to a loss of $0.4 million, or (0.1)% of sales in the prior year comparable period, representing an increase of $9.4 million, with a higher operating margin driven primarily by increased sales, along with a positive impact from the gains on real estate dispositions in the current year compared to real estate disposition losses and an asset impairment in the prior year.

Interest and other income (expense) for the first nine months of fiscal 2015 included a loss on the early extinguishment of our Senior Notes in the quarter ended March 2015 of $3.7 million, which consisted of a $3.5 million “make whole” payment, and the write-off of unamortized fees.

Interest and other related financing costs were approximately $4.0 million, or 73.2% lower in the first nine months of fiscal 2016 than in the first nine months of fiscal 2015. The early extinguishment of our Senior Notes reduced the amount of interest beginning March 18, 2015. Interest expense on the Senior Notes had been $1.8 million per quarter, or 5.7% annually on the face value of the Senior Notes. Future interest expense will vary depending on variable interest rates and amounts borrowed under the Facility.

Income tax expense for the nine months ended March 31, 2016 totaled $22.4 million, an increase of $8.3 million or 59.3% compared to $14.1 million for the nine months ended March 31, 2015. Our effective tax rate for the first nine months of fiscal 2016 was 36.0% compared to 36.5% for the first nine months of fiscal 2015. The effective tax rate for both the current and prior fiscal year primarily include tax expense on that fiscal year’s net income, and tax and interest expense on uncertain tax positions, partially offset by the reversal and recognition of some uncertain tax positions.

Net income for the nine months ended March 31, 2016, was $39.9 million, an increase of $15.4 million, or 63.0% from $24.5 million for the nine months ended March 31, 2015. This resulted in net income per diluted share of $1.40 for nine months ended March 31, 2016 compared to $0.84 per diluted share for the nine months ended March 31, 2015.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Liquidity and Capital Resources

At March 31, 2016, we held unrestricted cash and equivalents of $48.8 million and restricted cash and investments of $7.8 million. At June 30, 2015, we held unrestricted cash and cash equivalents of $76.2 million, marketable securities of $2.2 million, and restricted cash and investments of $8.0 million. Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, amounts available under the Facility, and other borrowings.

In September 2005, we issued $200 million in ten-year senior unsecured notes due October 1, 2015. On October 21, 2014, the Company entered into a five year, $150 million senior secured revolving credit and term loan facility, as amended. The Facility, which expires on October 21, 2019, provides a term loan of up to $35 million and a revolving credit line of up to $115 million, subject to borrowing base availability. During March 2015, we utilized $35 million of the term loan and $40 million of the revolving credit line, along with our available cash to fully redeem our Senior Notes. We incurred financing costs of $1.5 million under the Facility, which are being amortized by the interest method, over the remaining life of the Facility.

At the Company’s option, loans under the Facility’s revolving credit line bear interest, based on the average availability, at an annual rate of either (a) LIBOR plus 1.5% to 1.75%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.5% to 0.75%. At March 31, 2016, the annual interest rate in effect on the revolving loan was 1.9375%.

At the Company’s option, term loans under the Facility bear interest, based on the Company’s rent adjusted leverage ratio, at an annual rate of either (a) LIBOR plus 1.75% to 2.25%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.75% to 1.25%. At March 31, 2016, the annual interest rate in effect on the term loan was 2.1875%.

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

Quarterly installments of principal on the term loan are payable based on a straight line 15-year amortization period, with the balance due at maturity. The Company does not expect to repay the revolving credit line portion of the Facility within the next year.

The Facility is secured by all property owned, leased or operated by the Company in the United States and includes certain real property owned by the Company and contains customary covenants which may limit the Company’s ability to incur debt; engage in mergers and consolidations; make restricted payments (including dividends and share repurchases); sell certain assets; and make investments.

The Company must maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 at all times. If the outstanding term loans are less than $17.5 million and the fixed charge coverage ratio equals or exceeds 1.25 to 1.0, the fixed charge coverage ratio ceases to apply and thereafter shall only be triggered if average monthly availability is less than 15% of the amount of the revolving credit line. During November 2015, we made a $16.5 million prepayment on the term loan, bringing the outstanding term loan to $17.3 million, and the fixed charge coverage ratio ceased to apply. During the quarter ended March 31, 2016, our average availability was 65.0%, such that the fixed charge coverage ratio did not apply.

The Company intends to use the Facility for working capital and general corporate purposes, including dividend payments and share repurchases, in addition to the refinancing of our Senior Notes which occurred in March 2015. At both March 31, 2016 and June 30, 2015, there was $0.2 million of standby letters of credit outstanding under the Facility. Total availability under the Facility was $84.8 million at March 31, 2016 and $74.8 million at June 30, 2015. The increase was due to a $10.0 million payment we made on the revolving loan during March 2016.

At both March 31, 2016 and June 30, 2015, we were in compliance with all of the covenants under the Facility.

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

A summary of net cash provided by (used in) operating, investing, and financing activities for the nine months ended March 31, 2016 and 2015 is provided below (in millions):

	Nine months ended
	March 31,
	2016	2015
Cash provided by (used in) operating activities
Net income plus depreciation and amortization	$54.5	$38.7
Working capital items	(18.7)	(25.5)
Other operating activities	2.8	9.3
Total provided by operating activities	$38.6	$22.5

Cash provided by (used in) investing activities
Capital expenditures and acquisitions	$(13.8)	$(19.5)
Net sales of marketable securities	2.2	11.3
Other investing activities	4.5	7.5
Total provided by investing activities	$(7.1)	$(0.7)

Cash provided by (used in) financing activities
Borrowings from revolving credit and term loan facilities	-	75.0
Payments on long-term debt and capital lease obligations	$(29.0)	$(133.5)
Payment of cash dividends	(11.9)	(9.8)
Purchase/retirement of company stock	(19.0)	(2.8)
Other financing activities	1.3	(0.8)
Total used in financing activities	$(58.6)	$(71.9)

Cash Provided by (Used in) Operating Activities

In the first nine months of fiscal 2016, cash of $38.6 million was provided by operating activities, an increase of $16.1 million from $22.5 million in the prior year comparable period. This was largely due to an increase in net income as well as less cash used in fiscal year 2016 for working capital in the ordinary course of business (primarily prepaid and other current assets and timing of payments on trade payables offset by accrued expenses), as well as changes to other working capital items (defined below). Net income plus depreciation and amortization in the prior fiscal year includes a $3.7 million expense for the early redemption of our Senior Notes. Of this amount, $3.5 million is offset as a positive in other operating activities, as this is considered a financing activity and not an operating activity. Other operating activities changed primarily due to net gains on the sale of real estate in the current year compared to net losses in the prior year. These are deducted from net income to arrive at cash from operating activities. Working capital items consist of current assets (accounts receivable, inventories, prepaid and other current assets) less current liabilities (customer deposits, payables, and accrued expenses and other current liabilities).

Cash Provided by (Used in) Investing Activities

In the first nine months of fiscal 2016, $7.1 million of cash was used in investing activities, whereas $0.7 million was used in the first nine months of fiscal 2015, which is $6.4 million less cash used in the prior year comparable period. Less cash was provided in the first nine months of fiscal 2016 primarily due to decreases in net sales of marketable securities in the current fiscal year. There were less proceeds from the sale of real estate in the current fiscal year than in the prior fiscal year, although the gains on sale were greater in the current fiscal year than in the prior fiscal year. These were partially offset by decreased current fiscal year capital expenditures. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash Provided by (Used in) Financing Activities

In the first nine months of fiscal 2016, $58.6 million was used in financing activities, which is $13.3 million less cash used than $71.9 million of cash used during the first nine months of fiscal 2015. During the current fiscal year we made a $16.5 million prepayment on the term loan, a $10.0 million payment on our revolver, $2.5 in scheduled payments on debt and capital leases, repurchased $19.0 million of our common stock and paid an increase of $2.1 million in our dividend payments. During the prior fiscal year we redeemed our Senior Notes by paying $54.4 million with available cash, and $75 million through the use of the Facility. We also paid a $3.5 million prepayment premium to bondholders as stipulated in the original bond indenture. There were three quarterly dividend payments in the first nine months of fiscal 2016 that due to increased dividends paid per share, compared to the prior year, resulted in an increase of 23.5% in dividends paid compared to the dividends paid for the first nine months of the prior fiscal year. The Company has continuously paid dividends for every quarter since 1996 and we expect to continue to do so as economic conditions and liquidity permit.

Our total debt obligations at March 31, 2016 consist of the following (in millions):

Revolving Credit Facility due 10/21/2019	$30.0
Term Loan due 10/21/2019	$16.8
Capital leases	$1.8
Unamortized debt issuance costs	$(1.0)
Total debt	$47.6
Less current maturities	$3.1
Total long-term	$44.5

The following table summarizes, as of March 31, 2016, the timing of cash payments related to our outstanding long-term debt obligations for the remaining three months of fiscal 2016, and each of the five fiscal years subsequent to June 30, 2016, and thereafter (in millions).

Periods ending June 30,
2016	$0.8
2017	$3.3
2018	$2.8
2019	$2.4
2020	$39.2
2021 and thereafter	$-
Total scheduled debt payments	$48.5

We believe that our cash flow from operations, together with our other available sources of liquidity including the Facility and refinancing alternatives, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of March 31, 2016, we had working capital of $118.8 million compared to $130.0 million at June 30, 2015, a decrease of $11.2 million, or 8.6%. The Company had a current ratio of 1.91 to 1 at March 31, 2016 and 1.92 to 1 at June 30, 2015.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

In addition to using available cash to fund changes in working capital, capital expenditures, acquisition activity, the repayment of debt, the payment of dividends, and debt repurchases, we have been authorized by our board of directors to repurchase shares of our common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. All of our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity. During the nine months ending March 31, 2016 we repurchased the following shares of our common stock on a trade date basis:

	Nine months ended
	March 31,
	2016	2015
Shares of common stock repurchased	697,799	103,766
Cost to repurchase common stock	$19,346,104	$2,791,439
Average price per share	$27.72	$26.90

At March 31, 2016, we had a remaining Board authorization to repurchase 1,757,860 shares of our common stock.

Contractual Obligations

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such material program was for our consumer credit program described below, which was in place both at March 31, 2016 and June 30, 2015.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”) which was last amended effective January 2014. Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. The Program Agreement will terminate on July 31, 2019, but includes a provision for automatic one-year renewals unless either party gives notice of termination. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of the Program Agreement also contain a right for the financial services provider to demand from the Company collateral at a variable rate based on the volume of program sales if the Company does not meet certain covenants. At March 31, 2016 and June 30, 2015, no collateral was required under the Program Agreement.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into and perform in accordance with the terms and conditions of a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasions, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of March 31, 2016 and June 30, 2015, our product warranty liability totaled $1.1 million and $1.0 million, respectively.

Business Outlook

We continue to strengthen our vertically integrated structure from concept of idea, to engineering, to manufacturing, to retail and logistics. On the manufacturing side, our objective is to maintain strong manufacturing capabilities in North America, which we believe is a long-term competitive advantage that will allow us to advance our objectives of maintaining short order times, exceptional quality and improving capacity to ship custom made to order items more quickly, which in turn will allow us to grow our business. In September 2015, the Company announced the planned doubling of its upholstery manufacturing facility in Mexico. The expansion has begun and is expected to be completed within the next two years.

Beginning in fiscal 2014, we have been undergoing a major transformation of our product offerings, which is intended to refresh over 70% of our products with the completion of the most current phase during the summer through fall of 2016. We are anticipating that by fiscal 2017 we will be well positioned to leverage all the actions we have taken.

We expect the home furnishings industry to remain extremely competitive with respect to both the sourcing of products and the wholesale and retail sale of those products for the foreseeable future. Domestic manufacturers continue to face pricing pressures because of the lower manufacturing costs in some other countries, particularly within Asia. While we also utilize overseas sourcing for approximately one third of our products, we choose to differentiate ourselves by maintaining a substantial North American manufacturing base, where we can leverage our vertically integrated structure to our advantage. We continue to believe that a balanced approach to product sourcing, which includes our own North American manufacturing of about 70% of our product offerings coupled with the import of other selected products, provides the greatest degree of flexibility and is the most effective approach to ensuring that acceptable levels of quality, service and value are attained.

We therefore remain cautiously optimistic about our performance due to the many strong programs already in place and others we currently plan to introduce in the coming months. Our retail strategy involves (i) a continued focus on providing new product introductions, a wide array of product solutions, and superior interior design solutions through our large staff of interior design professionals, (ii) continuing strong advertising and marketing campaigns to get our message across and to continue broadening our customer base, (iii) the opening of new or relocated design centers in more prominent locations, and encouraging independent retailers to do the same, (iv) leveraging the use of technology and personal service within our retail network and online through www.ethanallen.com, and (v) further expansion internationally. We believe this strategy provides an opportunity to grow our business.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Where You Can Find Other Information

Our website is www.ethanallen.com. Information contained on our website is not part of this Quarterly Report on Form 10-Q. Information that we furnish or file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to, or exhibits included in, these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. Our SEC filings, including exhibits filed therewith, are also available on the SEC’s website at www.sec.gov. You may obtain and copy any document we furnish or file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

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

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. At March 31, 2016, we had $46.8 million of floating-rate debt obligations outstanding under our Facility. We currently do not engage in any interest rate hedging activity and we have no intention of doing so in the foreseeable future. Based on the average interest rate of the loans under the Facility during the quarter ended March 31, 2016, and to the extent that borrowings were outstanding, a 10% change in the interest rate would not have a material effect on our consolidated results of operations and financial condition. For information regarding the Company’s other risk factors, see Item 7A – Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended June 30, 2015 as filed with the SEC on August 12, 2015.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Executive Vice President Administration and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted to the SEC is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the matters discussed in Part I, Item 3 - Legal Proceedings in our Annual Report on Form 10-K for the year ended June 30, 2015 as filed with the SEC on August 12, 2015. See Note 8 of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the matters discussed in “Item IA – Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2015 as filed with the SEC on August 12, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Certain information regarding purchases made by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2016 on a trade date basis is provided below:

Period			(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2016	-	January 31, 2016	164,513	$26.24	164,513	1,849,817
February 1, 2016	-	February 29, 2016	-	-	-	1,849,817
March 1, 2016	-	March 31, 2016	91,957	$30.73	91,957	1,757,860
Total / Average			256,470	$27.85	256,470

(1) On November 21, 2002, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 2,000,000 shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. Subsequent to that date, the Board of Directors increased the aggregate authorization under the repurchase program on several separate occasions, the last of which was on April 13, 2015 when the Board of Directors increased the aggregate authorization to approximately 3,000,000 shares. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchases, if any, will be determined as market and business conditions warrant.]

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	- Furnished herewith.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHAN ALLEN INTERIORS INC.
(Registrant)

DATE: April 26, 2016	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: April 26, 2016	BY: /s/ Corey Whitely
Corey Whitely
Executive Vice President Administration
Chief Financial Officer and Treasurer
(Principal Financial Officer)