Form 10-K
period 2016-06-30
ETHAN ALLEN INTERIORS INC
filed 2016-08-08
CIK 896156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

None

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                             [ X ]      Yes      [   ]      No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                         [     ]      Yes      [X]      No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                  [X]     Yes        [   ]      No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).                                                                             [X]     Yes        [   ]      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                                             [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                      [   ]      Yes        [X]     No

The aggregate market value of the Registrant’s common stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on December 31, 2015, (the last day of the Registrant’s most recently completed second fiscal quarter) was approximately $703,752,000. As of July 31, 2016, there were 27,747,128 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Certain information contained in the Registrant’s definitive Proxy Statement for the 2016 Annual Meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, is incorporated by reference into Part III hereof.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART I

Item 1. Business

The Company

Incorporated in Delaware in 1989, Ethan Allen Interiors Inc., through its wholly-owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, "We," "Us," "Our," "Ethan Allen" or the "Company"), is a leading interior design company and manufacturer and retailer of quality home furnishings. Founded over 80 years ago, today we are a leading international home fashion brand doing business in North America, Europe, Asia and the Middle East. We are vertically integrated from design through delivery, affording our clientele a value equation of style, quality and price that is unique to the industry. We offer complimentary interior design service to our clients and sell a full range of furniture products and decorative accents through ethanallen.com and a network of approximately 300 design centers in the United States and abroad. The design centers represent a mix of independent licensees and our own Company operated retail segment. We own and operate nine manufacturing facilities including six manufacturing plants and one sawmill in the United States and one manufacturing plant each in Mexico and Honduras.

Available Information

We make available, free of charge via our website, all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information filed with, or furnished to, the Securities and Exchange Commission (the "SEC" or the "Commission"), including exhibits and amendments to such reports. Information contained on our website is not part of this Annual Report.This information is available at www.ethanallen.com/investors as soon as reasonably practicable after it is electronically filed with, or furnished to, the SEC. In addition, our SEC filings, including exhibits filed therewith, are also available on the SEC’s website at www.sec.gov. You may obtain and copy any document we furnish or file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C..

In addition, charters of all committees of our Board of Directors, as well as our Corporate Governance guidelines, are available on our website at www.ethanallen.com/governance or, upon written request, in printed hardcopy form. Written requests should be sent to Office of the Secretary, Ethan Allen Interiors Inc., Ethan Allen Drive, Danbury, Connecticut 06811.

Mission Statement

Our primary business objective is to provide our customers with a convenient, full-service, one-stop shopping solution for their home decorating needs by offering complementary interior design services and stylish, high-quality products at good value. In order to meet our stated objective, we have developed and adhere to a focused and comprehensive business strategy. The elements of this strategy, each of which is integral to our solutions-based philosophy, include (i) our vertically integrated operating structure, (ii) our stylish products and related marketing initiatives, (iii) our retail design center network, (iv) our people, and (v) our focus on providing interior design solutions.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Operating Segments

Our products are sold through a dedicated global network of approximately 300 retail design centers. As of June 30, 2016, the Company operated 143 design centers (our retail segment) and our independent retailers operated 153 design centers (as compared to 144 and 155, respectively, at the end of the prior fiscal year). Our wholesale segment net sales include sales to our retail segment (which are eliminated in consolidation), and sales to our independent retailers. Our retail segment net sales accounted for 79% of our consolidated net sales in fiscal 2016. Our wholesale segment net sales to independent retailers accounted for 21%, including approximately 10.5% of our net sales in fiscal 2016 to the ten largest independent retailers, who operate 102 design centers. Our independent retailer in China operated 83 of these locations at the end of fiscal 2016.

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

Our home furnishings and accents are marketed and sold in a similar manner in our wholesale and retail segments, although the type of customer (wholesale versus retail) and the specific services that each operating segment provides are different. Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accents and other). Case goods include items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture, and wooden accents. Upholstery items include sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather. Skilled artisans cut, sew and upholster custom-designed upholstery items which are available in a variety of frame, fabric and trim options. Home accent and other items include window treatments and drapery hardware, wall decor, florals, lighting, clocks, mattresses, bedspreads, throws, pillows, decorative accents, area rugs, wall coverings and home and garden furnishings.

We evaluate performance of the respective segments based upon revenues and operating income. Inter-segment transactions result, primarily, from the wholesale sale of inventory to the retail segment, including the related profit margin.

Wholesale Segment Overview:

Wholesale net sales for each of the last three fiscal years are summarized below (in millions):

	Fiscal Year Ended June 30,
	2016	2015	2014
Wholesale net sales	$491.5	$469.4	$453.6

Wholesale net sales for each of the last three fiscal years, allocated by product line, were as follows:

	Fiscal Year Ended June 30,
	2016	2015	2014
Case Goods	32%	34%	36%
Upholstered Products	51%	48%	48%
Home Accents and Other	17%	18%	16%
	100%	100%	100%

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

During the past year, independent retailers opened 15 new design centers and closed 16, two of which were relocations. We continue to promote the growth and expansion of our independent retailers through ongoing support in the areas of market analysis, site selection, and business development. As in the past, our independent retailers are required to enter into license agreements with us, which (i) authorize the use of certain Ethan Allen trademarks and (ii) require adherence to certain standards of operation, including a requirement to fulfill related warranty service agreements. We are not subject to any territorial or exclusive retailer agreements in North America. The wholesale segment also develops and implements related marketing and brand awareness programs.

Wholesale profitability includes (i) the wholesale gross margin, which represents the difference between the wholesale net sales price and the cost associated with manufacturing and/or sourcing the related product, and (ii) other operating costs associated with wholesale segment activities.

Approximately 75% of the products sold by the Company are manufactured in its North American plants. During fiscal 2016, the Company’s case goods manufacturing footprint increased 59,000 square feet, further increasing throughput in our Honduras facility. In our upholstery plants in Maiden, North Carolina we expanded production capacity and built a new R&D facility. A 300,000 square foot expansion is underway at our upholstery plant in Mexico which we anticipate completing during fiscal 2017. We operate four case good plants (two in Vermont including one sawmill, one in North Carolina, and one in Honduras), four upholstery plants (three at our North Carolina campus, and one in Mexico) and one home accent plant in New Jersey. We also source selected case goods, upholstery, and home accent items from third-party suppliers domestically and abroad.

As of June 30, 2016, our wholesale backlog was $40.3 million (as compared to $63.7 million as of June 30, 2015) which is anticipated to be serviced in the first quarter of fiscal 2017. This backlog fluctuates based on the timing of net orders booked, manufacturing schedules and efficiency, the timing of sourced product receipts, the timing and volume of wholesale shipments, and the timing of various promotional events. Because orders may be rescheduled and/or canceled and the sourcing timing may change, the measure of backlog at a point in time is not necessarily indicative of future sales performance.

For the twelve months ended June 30, 2016, net orders booked at the wholesale level, which includes orders generated by independently operated and Company operated design centers, totaled $470.7 million as compared to $487.4 million for the twelve months ended June 30, 2015. In any given period, net orders booked may be impacted by the timing of floor sample orders received in connection with new product introductions. New product offerings may be made available to the retail network at any time during the year, including in connection with our periodic retailer conferences.

Retail Segment Overview:

Retail net sales for each of the last three fiscal years are summarized below (in millions):

	Fiscal Year Ended June 30,
	2016	2015	2014
Retail net sales	$626.5	$579.7	$580.7

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retail net sales for each of the last three fiscal years, allocated by product line, were as follows:

	Fiscal Year Ended June 30,
	2016	2015	2014
Case Goods	30%	32%	33%
Upholstered Products	48%	45%	45%
Home Accents and Other	22%	23%	22%
	100%	100%	100%

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

We pursue further expansion of the Company operated retail business by adding interior design professionals and expanding the IDA program, opening new design centers, relocating existing design centers and, when appropriate, acquiring design centers from independent retailers. During fiscal 2016 our reach was expanded further through our launch of our gift registry, and through establishing licensing arrangements with Disney Consumer Products, an affiliate program with the Army and Air Force Exchange Service and marketing agreements with several leading national real estate brokerages. During fiscal 2016, we opened ten new design centers, six of which were relocations. The geographic distribution of retail design center locations is included under Item 2 of Part I of this Annual Report.

Products

Our strategy has been to position Ethan Allen as a preferred brand offering complimentary design service together with products of superior style, quality and value to provide consumers with a comprehensive, one-stop shopping solution for their home furnishing and interior design needs. In carrying out our strategy, we continue to expand our reach to a broader consumer base through a diverse selection of attractively priced products, designed to complement one another, reflecting current fashion trends in home decorating. During fiscal 2016, the Company continued to strengthen its product offerings by introducing new products to retail consumers in case goods, upholstery, and home accents, by introducing a very large collection of new products and existing products in new finishes under the umbrella of “Romantic Classics”, “Casual Classics”, and the expansion of our custom quick-ship program. Much of our furniture is built by hand, one piece at a time, in our North American workshops. Most frames are hand-assembled and stitching is guided by hand. We select international partners who are as committed to quality as we are. All case good frames are made with premium lumber and veneers. We use best-in-class construction techniques, including mortise and tenon joinery and four-corner glued dovetail joinery on drawers. We combine technology with personal service and maintain an up-to-date broad range of styles and custom options in keeping with today’s home decorating trends. These factors continue to define Ethan Allen, positioning us as a leader in home fashion.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The interior of our design centers, which were substantially refreshed during the past two fiscal years, are organized to facilitate display of our product offerings, both in room settings that project the category lifestyle and by product grouping to facilitate comparisons of the styles and tastes of our clients. To further enhance the experience, technology is used to expand the range of products viewed by including content from our website in applications used on large touch-screen flat panel displays.

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

Product Development and Sourcing Activities

Using a combination of on staff and outsourced product designers, we design the majority of the products we sell; all of which are branded Ethan Allen. This important facet of our vertically integrated business enables us to control the design specifications and establish consistent levels of quality across the products in our own North American plants. To capitalize on this vertical integration, between the fall of 2014 and the spring of 2016, the Company undertook a significant redesign of products. Much of the product design took advantage of the Company’s custom manufacturing capabilities in its North American plants, where we manufacture and / or assemble approximately 75% of the products we sell, making us one of the largest manufacturers of home furnishings in the United States. Our main manufacturing facilities are located in the Northeast and Southeast regions of the United States supported by an upholstery plant in Mexico and a case goods plant in Honduras. Our plants are located near sources of raw materials and skilled artisans. We source approximately 25% of the products we sell from third-party suppliers, most of which are located outside the United States, primarily in Asia. We carefully select our sourcing partners and require them to provide products according to our specifications and quality standards. We believe that strategic investments in our manufacturing facilities balanced with outsourcing from foreign and domestic suppliers will accommodate significant future sales growth and allow us to maintain an appropriate degree of control over cost, quality and service to our customers.

We are focused on environmental and social responsibility and incorporating uniform environment, health and safety programs into our manufacturing standards. Our “green” initiatives include but are not limited to the use of responsibly harvested Appalachian woods, water based finishes and measuring our carbon footprint, greenhouse gases and recycled materials from our operations. We have implemented the Enhancing Furniture’s Environmental Culture (EFEC) environmental management system sponsored by the American Home Furnishing Alliance (AHFA) at all of our domestic manufacturing, distribution and service center facilities, and have begun to expand these effort to our retail design centers. Our domestic manufacturing, distribution and service centers have also achieved Sustainable by Design (SBD) registration under the EFEC program. Our Silao Mexico facility has also been audited and registered under the AHFA's EFEC program. SBD provides a framework for home furnishings companies to create and maintain a corporate culture of conservation and environmental stewardship by integrating socio-economic policies and sustainable business practices into their manufacturing operations and sourcing strategies.

Raw Materials and Other Suppliers

The most important raw materials we use in furniture manufacturing are lumber, veneers, plywood, hardware, glue, finishing materials, glass, laminates, fabrics, foam, and filling material. The various types of wood used in our products include cherry, ash, oak, maple, prima vera, African mahogany, birch, rubber wood and poplar.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

We enter into standard purchase agreements with certain foreign and domestic suppliers to source selected case goods, upholstery, and home accent items. The terms of these arrangements are customary for the industry and do not contain any long-term contractual obligations on our behalf. We believe we maintain good relationships with our suppliers.

Distribution and Logistics

We distribute our products through three distribution centers, owned by the Company, strategically located in New Jersey, Oklahoma, and Virginia. These distribution centers provide efficient cross-dock operations to receive and ship product from our manufacturing facilities and third-party suppliers to our network of Company and independently operated retail service centers. Retail service centers prepare products for delivery into clients’ homes. At June 30, 2016, the Company operated retail design centers were supported by 13 Company operated retail service centers and 14 service centers operated by third parties.

While we manufacture to custom order the majority of our products, we also stock selected case goods, upholstery and home accents to provide for quick delivery of in-stock items and to allow for more efficient production runs. Wholesale shipments utilize our own fleet of trucks and trailers or are subcontracted with independent carriers. Our fleet of trucks are financed under capital lease agreements with remaining terms ranging from less than two to over three years, and all of our trailers are owned.

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

Marketing Programs

Our marketing and advertising strategies are developed to drive traffic into our network of design centers and to ethanallen.com. We believe these strategies give Ethan Allen a strong competitive advantage in the home furnishings industry. We create and coordinate print, digital and television campaigns nationally, as well as assist in international and local marketing and promotional efforts. The Company’s network of approximately 300 retail design centers, along with the over 6,000 independent members of the Interior Design Affiliate program, benefit from these marketing efforts, and we believe these efforts position us to consistently fulfill our brand promise as America's Classic Design Brand.

Our team of advertising specialists creates consistent, clear messages that Ethan Allen is a leader in home fashion, designer services and classic style, with everything for the well designed home. We use several forms of media to communicate our message, including social media, digital advertising, television (national and local), direct mail, newspapers and national shelter magazines. These messages are also conveyed on our website at ethanallen.com. A strong email marketing program delivers promotional messages, inspiration, design ideas and product brochures to a growing database of clients.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our national television, social media, online and print advertising campaigns are designed to leverage our strong brand equity, finding creative and compelling ways to remind consumers of our tremendous range of products, services, special programs, and custom options. Coordinated local digital, television and print advertising also serve to support our national programs.

The Ethan Allen direct mail magazine, which emphasizes the eclectic mix of our wide breadth of products and services, is a key marketing tool. We publish these magazines and sell them to Company and independently operated design centers that use demographic information collected internally and through independent market research to target potential clients. Given the importance of this advertising medium, direct mail marketing lists are continually refined to target those consumers who are most likely to purchase, and improve the return on direct mail expenditures. Approximately 23 million copies of our direct mail magazine were distributed to consumers during fiscal 2016.

At ethanallen.com we provide our clients and our associates with the tools they need to shop, design and buy. The website features inspiring photography, engaging video content, and all our latest news and promotional information. This year we launched an enhanced user experience and streamlined the path to purchase by updating the designs to our category pages, product types, and checkout.

Ethan Allen also has local websites in various international regions to support our international licensees. These websites, some in local languages, provide a regionalized presentation of the brand while also linking to our main website.

We launched an online specialty store in partnership with the Army and Air Force Exchange Service. The specialty online store accessible through shopmyexchange.com is an Exchange members-only website. The Army and Air Force Exchange Service is dedicated to ensuring active and retired soldiers, airmen, and their families have access to U.S. goods and services, wherever they serve or live.

To enhance the Ethan Allen client experience, our design centers have interactive touchscreens, where users can browse our full product catalog, check out hundreds of fully designed rooms, print product descriptions, learn about promotions, and much more. Our design consultants utilize customized tablets so they can be more productive in our design centers and in our clients’ homes.

Our social media platforms offer fans and followers inspirational images, trend information, and design ideas, as well as tips for how to bring distinctive Ethan Allen style to their homes. We have a robust and loyal following on Facebook, Pinterest, Instagram, Twitter, Google+, YouTube, LinkedIn and Houzz. Our products are available to buy on Pinterest where we were one of the first brands to launch with Pinterest’s buyable pins program.

Our new mover and marketing program with major realtors brings Ethan Allen into targeted homes at the moment homeowners are most likely in the market for new furnishings. This program educates qualified consumers about our services and product offerings and is an extension of our designers’ grassroots marketing efforts.

We also have a robust and informative extranet available to our retailers and design professionals. It is the primary source of communication in and among members of our retail network. It provides information about every aspect of the retail business at Ethan Allen, including advertising materials, prototype floor plan displays, and extensive product details.

Retail Design Center Network

Ethan Allen design centers are typically located in busy retail settings as freestanding destinations or as part of suburban strip malls or shopping malls, depending upon the real estate opportunities in a particular market. Our design centers average approximately 16,000 square feet in size with 75% between 15,000 and 25,000 square feet and 20% less than 15,000 square feet and 5% greater than 25,000 square feet.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Combining technology with personal service in our design centers has allowed us to reduce the size of our design centers. At June 30, 2016 we operated 19 design centers that have opened in the past three years, and these average 8,700 square feet. These smaller footprint design centers reflect our direction as we move forward in repositioning our retail design center network. These new and relocated design centers also reflect our shift from destination and shopping mall locations to lifestyle centers that better project our brand and offer increased traffic opportunities.

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

People

At June 30, 2016, the Company , through its subsidiaries, had approximately 5,200 employees (“associates”), none of whom are represented by unions. We believe we maintain good relationships with our employees.

The retail network, which includes both Company subsidiaries and independently operated design centers, is staffed with a sales force of interior design consultants and service professionals who provide customers with complimentary home decorating and interior design solutions. Our interior design associates receive specialty training with respect to the distinctive design and quality features inherent in each of our products and programs. This enables them to more effectively communicate the elements of style and value that serve to differentiate us from our competition. As such, we believe our design consultants, and the complimentary service they provide, create a distinct competitive advantage over other home furnishing retailers. We continue to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of retail design center associates. The Company’s interior design affiliate program adds further strength and breadth to our interior design reach. We believe that this program augments the design center design staff to reach more clients and improve market penetration.

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

Ethan Allen Consumer Credit Programs

The Ethan Allen Platinum program offers consumers (clients) a menu of custom financing options. Financing offered through this program is administered by a third-party financial institution and is granted to our customers on a non-recourse basis to the Company. Clients may apply for an Ethan Allen Platinum card at any participating design center or on-line at ethanallen.com.

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

Industry globalization has provided us an opportunity to adhere to a blended sourcing strategy, establishing relationships with certain manufacturers, both domestically and outside the United States, to source selected case goods, upholstery, and home accent items. We intend to continue to balance our own North American production with opportunities to source from foreign and domestic manufacturers, as appropriate, in order to maintain our competitive advantage.

We believe the home furnishings industry competes primarily on the basis of product styling and quality, personal service, prompt delivery, product availability and price. We further believe that we effectively compete on the basis of each of these factors and that, more specifically, our direct manufacturing, product presentations, website, and complimentary design service create a distinct competitive advantage, further supporting our mission of providing consumers with a complete home decorating and design solution. We also believe that we differentiate ourselves further with the quality of our design service through our intensive training. Our objective is to continue to develop and strengthen our retail network by (i) expanding the Company operated retail business through the repositioning of and opening of new design centers, and (ii) obtaining and retaining independent retailers, encouraging such retailers to expand their business through the opening or relocation of new design centers with the objective of increasing the volume of their sales (iii) further expanding our sales network through our IDA and realtor referral programs and (iv) further expanding our ecommerce.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Trademarks

We currently hold, or have registration applications pending for, numerous trademarks, service marks and copyrights for the Ethan Allen name, logos and designs in a broad range of classes for both products and services in the United States and in many foreign countries. In addition, we have registered, or have applications pending for certain of our slogans utilized in connection with promoting brand awareness, retail sales and other services and certain collection names. We view such trademarks and service marks as valuable assets and have an ongoing program to diligently monitor and defend, through appropriate action, against their unauthorized use.

Executive Officers of the Registrant

Set forth in the table below is a list of our executive officers, together with certain biographical information, including their ages as of the date of this Report:

M. Farooq Kathwari, age 71
● Chairman of the Board, President and Chief Executive Officer since 1988

Daniel M. Grow, age 70
● Senior Vice President, Business Development since February 2015
● Vice-President, Business Development from 2009 to 2015

Eric D. Koster, age 69
● Vice-President, General Counsel and Secretary since April 2013
● Private practice prior to joining the Company in April 2013

Tracy Paccione, age 50
● Vice-President, Merchandising since June 2009

Clifford Thorn, age 64
● Vice-President, Upholstery Manufacturing since May 2001

Corey Whitely, age 56
● Executive Vice-President, Administration, Chief Financial Officer and Treasurer since July 2014
● Executive Vice-President, Operations from October 2007 through July 2014

Item 1A. Risk Factors

The following information describes certain significant risks and uncertainties inherent in our business that should be carefully considered, along with other information contained elsewhere in this Annual Report and in other filings, when making an investment decision with respect to us. If one or more of these risks actually occurs, the impact on our business, including our financial condition, results of operations, and cash flows could be adverse.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

We face changes in global and local economic conditions that may adversely affect consumer demand and spending, our manufacturing operations or sources of merchandise and international operations.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We import a portion of our merchandise from foreign countries and operate manufacturing plants in Mexico and Honduras and operate retail design centers in Canada. As a result, our ability to obtain adequate supplies or to control our costs may be adversely affected by events affecting international commerce and businesses located outside the United States, including natural disasters, changes in international trade, central bank actions, changes in the relationship of the U.S. dollar versus other currencies, labor availability and cost, and other governmental policies of the U.S. and the countries from which we import our merchandise or in which we operate facilities. The inability to import products from certain foreign countries or the imposition of significant tariffs could have a material adverse effect on our results of operations.

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

We cannot provide assurance that we will be able to establish or maintain relationships with sufficient or appropriate manufacturers, whether foreign or domestic, to supply us with selected case goods, upholstery and home accent items to enable us to maintain our competitive advantage. In addition, the emergence of foreign manufacturers has served to broaden the competitive landscape. Some of these competitors produce furniture types not manufactured by us and may have greater financial resources available to them or lower costs of operating. This competition could adversely affect our future financial performance.

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

We have a limited number of manufacturing sites in our case good and upholstery operations, consolidated our distribution network into fewer centers for both wholesale and retail segments, and operate a single home accents plant. Our upholstery operations consist of three upholstery plants at our North Carolina campus and one plant in Mexico. The Company operates three manufacturing plants (North Carolina, Vermont, and Honduras) and one sawmill in support of our case goods operations. Our plants require various raw materials and commodities such as logs and lumber for our case good plants and foam, springs and engineered hardwood board for our upholstery plants. As a result of the consolidation of our manufacturing operations into fewer facilities, if any of our manufacturing or logistics sites experience significant business interruption, our ability to manufacture products or deliver timely would likely be impacted. While we have long-standing relationships with multiple outside suppliers of our raw materials and commodities, there can be no assurance of their ability to fulfill our supply needs on a timely basis. The consolidation to fewer locations has resulted in longer distances for delivery and could result in higher costs to transport products if fuel costs increase significantly.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

We believe that our copyrights, trademarks, service marks, trade secrets, and all of our other intellectual property are important to our success. We rely on patent, trademark, copyright and trade secret laws, and confidentiality and restricted use agreements, to protect our intellectual property and may seek licenses to intellectual property of others. Some of our intellectual property is not covered by any patent, trademark, or copyright or any applications for the same. We cannot provide assurance that agreements designed to protect our intellectual property will not be breached, that we will have adequate remedies for any such breach, or that the efforts we take to protect our proprietary rights will be sufficient or effective. Any significant impairment of our intellectual property rights or failure to obtain licenses of intellectual property from third parties could harm our business or our ability to compete. Moreover, we cannot provide assurance that the use of our technology or proprietary know-how or information does not infringe the intellectual property rights of others. If we have to litigate to protect or defend any of our rights, such litigation could result in significant expense.

The Company relies heavily on information and technology to operate its business, and any disruption to its technology infrastructure (including cyber attacks) or the internet could harm the Company's operations.

We operate many aspects of our business including financial reporting, and customer relationship management through server and web-based technologies, and store various types of data on such servers or with third-parties who in turn store it on servers and in the “cloud”. Any disruption to the internet or to the Company's or its service providers' global technology infrastructure, including malware, insecure coding, “Acts of God,” attempts to penetrate networks, data theft or loss and human error, could have adverse affects on the Company's operations. A cyber attack of our systems or networks that impairs our information technology systems could disrupt our business operations and result in loss of service to customers. We have a comprehensive cybersecurity program designed to protect and preserve the integrity of our information technology systems. We have experienced and expect to continue to experience actual or attempted cyber attacks of our IT systems or networks; however, none of these actual or attempted cyber attacks has had a material impact on our operations or financial condition. Additionally, we have access to sensitive customer information in the ordinary course of business. If a significant data breach occurred, our reputation may be adversely affected, customer confidence may be diminished, or we may be subject to legal claims, any of which may contribute to the loss of customers and have a material adverse impact on our business. While we have invested and continue to invest in information technology risk management, cybersecurity and disaster recovery plans, these measures cannot fully insulate the Company from technology disruptions or data theft or loss and the resulting adverse effect on the Company's operations and financial results.

We could incur substantial costs due to compliance with conflict mineral regulations, which may materially adversely affect our business, operating results, and financial condition.

The SEC has adopted rules regarding disclosure of the use of tantalum, tin, tungsten, and gold (commonly referred to as conflict minerals), which are mined from the Democratic Republic of the Congo and surrounding countries. This requirement could affect the sourcing of materials used in some of our products as well as the companies we use to manufacture our products. If our products are found to contain conflict minerals sourced from the Democratic Republic of the Congo or surrounding countries, the Company would take actions such as changing materials or designs to reduce the possibility that the purchase of conflict minerals may fund armed groups in the region. These actions could add engineering and other costs to the manufacture of our products.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our 144,000 sq. ft. corporate headquarters, located in Danbury, Connecticut, and adjacent Ethan Allen Hotel and Conference Center, containing approximately 200 guestrooms, are owned by the Company. The hotel is used primarily for functions and accommodations for the general public as well as in connection with Ethan Allen functions and training programs.

We operate nine manufacturing facilities located in the U.S., Mexico and Honduras. All of these facilities are owned by the Company and include four case good plants (including one sawmill) totaling 1,789,000 square feet, four upholstery furniture plants totaling 947,000 square feet, and one home accent plant of 177,000 square feet. Our wholesale division also owns and operates three national distribution and fulfillment centers, one of which shares a facility with our manufacturing, which are a combined 1,001,000 square feet. Two of our case goods manufacturing facilities are located in Vermont, one is in North Carolina and one is in Honduras. We have three upholstery manufacturing facilities at our North Carolina campus, and one in Mexico. Our home accents plant is located in New Jersey, and our distribution facilities are located in New Jersey, Oklahoma, and Virginia .

We own three and lease ten retail service centers, totaling 732,000 square feet. Our retail service centers are located throughout the United States and Canada and serve to support our various retail sales districts.

The location activity and geographic distribution of our retail design center network as of June 30, 2016 is as follows:

	Year-to-date Fiscal 2016			Year-to-date Fiscal 2015
	Independent retailers	Company- operated	Total	Independent retailers	Company- operated	Total
Retail Design Center location activity:
Balance at beginning of period	155	144	299	152	143	295
New locations	15	10	25	22	4	26
Closures	(16)	(12)	(28)	(17)	(5)	(22)
Transfers	(1)	1	-	(2)	2	-
Balance at end of period	153	143	296	155	144	299
Relocations (in new and closures)	2	6	8	7	2	9

Retail Design Center geographic locations:
United States	50	137	187	58	137	195
Canada	-	6	6	2	6	8
Asia	94	-	94	87	-	87
Europe	2	-	2	1	1	2
Middle East	7	-	7	7	-	7
Total	153	143	296	155	144	299

Of the 143 Company operated retail design centers, 66 of the properties are owned and 77 of the properties are leased from independent third parties. Of the 66 owned design centers, 17 are subject to land leases. We own six additional retail properties, two of which are leased to independent Ethan Allen retailers, and four of which are leased to unaffiliated third parties. See Note 7 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We believe that all of our properties are well maintained and in good condition. We estimate that our manufacturing plants are currently operating at approximately 66% of capacity based on their current shifts and staffing. We believe we have additional capacity at selected facilities, which we could utilize with minimal additional capital expenditures.

Item 3. Legal Proceedings

In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Other than as described under Note 13 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we believe the ultimate outcome of these proceedings to which we are currently a party will not have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Not applicable

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under ticker symbol "ETH". The following table sets forth, for each quarterly period during the past two fiscal years, (i) the intraday high and low sales prices of our common stock as reported on the NYSE and (ii) the dividends per share declared by us:

	Market Price		Dividends
	High	Low	Per Share
Fiscal 2016
First Quarter	$31.87	$25.76	0.14
Second Quarter	29.65	25.30	0.14
Third Quarter	32.10	22.46	0.17
Fourth Quarter	35.31	29.39	0.17

Fiscal 2015
First Quarter	$26.84	$22.06	$0.12
Second Quarter	31.24	22.58	0.12
Third Quarter	32.63	25.31	0.12
Fourth Quarter	28.25	23.33	0.14

Mr. Kathwari, Chief Executive Officer and President, has certified to the NYSE, pursuant to Section 303A.12 of the NYSE’s Listing Company Manual, that he is unaware of any violation by the Company of the NYSE’s corporate governance listing standards.

As of July 31, 2016, there were 238 shareholders of record of our common stock. Management estimates there are approximately 10,000 beneficial shareholders of the Company’s common stock. The Company’s policy is to issue quarterly dividends, and we expect to continue to declare quarterly dividends for the foreseeable future, business conditions permitting.

 Equity Compensation Plan Information

The Equity Compensation Plan Information required by this Item will appear in the Ethan Allen Interiors Inc. proxy statement for the Annual Meeting of Shareholders scheduled to be held on November 16, 2016 and is incorporated herein by reference in the introductory paragraph of Part III of this Annual Report.

Issuer Purchases of Equity Securities

On November 21, 2002, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 2,000,000 shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. Subsequent to that date, the Board of Directors increased the aggregate authorization under the repurchase program on several separate occasions, the last of which was on April 13, 2015 when the Board of Directors increased the aggregate authorization to approximately 3,000,000 shares. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchases, if any, will be determined as market and business conditions warrant. There were no purchases made by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 30, 2016.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Comparative Company Performance

The following line graph compares the cumulative total stockholder return for the Company with the S&P 500 Index, and the S&P Retail Select Industry Index (SPSIRE), assuming $100 was invested on June 30, 2011.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 6. Selected Financial Data

The following table presents selected financial data for the fiscal years ended June 30, 2016, 2015, 2014, 2013 and 2012 that has been derived from our consolidated financial statements (dollar amounts in thousands except per share data). The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this Annual Report and our Consolidated Financial Statements (including the notes thereto) included under Item 8 of this Annual Report.

	Fiscal Year Ended June 30,
	2016	2015	2014	2013	2012
Consolidated Operations Data
Net Sales	$794,202	$754,600	$746,659	$729,083	$729,373
Cost of Sales	351,966	343,437	340,163	330,734	339,085
Selling, general and administrative expenses	353,057	345,229	336,860	337,912	340,591
Operating income	89,179	65,934	69,636	60,437	49,697
Interest and other expense, net	1,223	9,251	7,234	10,263	8,458
Income before income tax expense	87,956	56,683	62,402	50,174	41,239
Income tax expense (benefit)	31,319	19,541	19,471	17,696	(8,455)
Net income	$56,637	$37,142	$42,931	$32,478	$49,694

Per Share Data
Net income per basic share	$2.02	$1.29	$1.48	$1.13	$1.72
Basic weighted average shares outstanding	28,072	28,874	28,918	28,864	28,824
Net income per diluted share	$2.00	$1.27	$1.47	$1.11	$1.71
Diluted weighted average shares outstanding	28,324	29,182	29,276	29,239	29,109
Cash dividends per share	$0.62	$0.50	$0.40	$0.77	$0.30

Other Information
Depreciation and amortization	$19,353	$19,142	$17,930	$18,008	$18,581
Capital expenditures and acquisitions	$23,132	$21,778	$19,305	$19,775	$23,404
Working capital	$124,857	$130,012	$169,582	$127,631	$131,715
Current ratio	2.01 to 1	1.92 to 1	2.25 to 1	1.96 to 1	1.87 to 1
Effective tax rate	35.6%	34.5%	31.2%	35.3%	-20.5%

Balance Sheet Data (at end of period)
Total assets	$577,409	$605,977	$654,434	$617,285	$644,788
Total debt, including capital lease obligations	41,838	76,237	130,912	131,289	154,500
Shareholders' equity	$392,202	$370,535	$367,467	$334,357	$321,868
Debt as a percentage of equity	10.7%	20.6%	35.6%	39.3%	48.0%
Debt as a percentage of capital	9.6%	17.1%	26.3%	28.2%	32.4%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of financial condition and results of operations is based upon, and should be read in conjunction with, our Consolidated Financial Statements (including the notes thereto) included under Item 8 of this Annual Report.

Forward-Looking Statements

Management's discussion and analysis of financial condition and results of operations and other sections of this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent management’s beliefs and assumptions concerning future events based on information currently available to us relating to our future results. Such forward-looking statements are identified in this Annual Report on Form 10-K and in documents incorporated herein by reference by use of forward-looking words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", “will”, “may”, “continue”, “project”, ”target”, “outlook”, “forecast”, “guidance”, and similar expressions and the negatives of such forward-looking words. These forward-looking statements are subject to management decisions and various assumptions about future events, and are not guarantees of future performance. A number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements, including, but not limited to: changes in global or regional political or economic conditions, including changes in governmental and central bank policies; our ability to secure debt or other forms of financing; the effect of operating losses on our ability to pay cash dividends; changes in business conditions in the furniture industry, including changes in consumer spending patterns, tastes and demand for home furnishings; competition from overseas manufacturers and domestic retailers and competitive factors such as changes in products or marketing efforts of others; effects of our brand awareness and marketing programs, including changes in demand for our existing and new products; our ability to locate new design center sites and/or negotiate favorable lease terms for additional design centers or for the expansion of existing design centers; fluctuations in interest rates and the cost, availability and quality of raw materials; pricing pressures; the effects of labor strikes; weather conditions that may affect sales; volatility in fuel, utility, transportation and security costs; the potential effects of natural disasters affecting our suppliers or trading partners; the effects of terrorist attacks or conflicts or wars involving the United States or its allies or trading partners; and those matters discussed in Items 1A and 7A of this Annual Report on Form 10-K and in our other SEC filings. Accordingly, actual circumstances and results could differ materially from those contemplated by the forward-looking statements.

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Many of these factors are beyond our ability to control or predict. Our forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles that require, in some cases, that certain estimates and assumptions be made that affect the amounts and disclosures reported in those financial statements and the related accompanying notes. Estimates are based on currently known facts and circumstances, prior experience and other reasonable assumptions. We use our best judgment in valuing these estimates and may, as warranted, solicit external advice. Actual results could differ from these estimates, assumptions and judgments, and these differences could be material. The following critical accounting policies, some of which are impacted significantly by estimates, assumptions and judgments, affect our consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Retail Design Center Acquisitions – We account for the acquisition of retail design centers and related assets with the purchase method. Accounting for these transactions as purchase business combinations requires the allocation of purchase price paid to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. The amount paid in excess of the fair value of net assets acquired is accounted for as goodwill.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

In the fourth quarter of fiscal years 2016, 2015 and 2014, the Company performed qualitative assessments of the fair value of the wholesale reporting unit and concluded that the fair value of its goodwill exceeded its carrying value. The fair value of the trade name exceeded its carrying value by a substantial margin in fiscal years 2016, 2015, and 2014. To calculate fair value of these assets, management relies on estimates and assumptions which by their nature have varying degrees of uncertainty. Wherever possible, management therefore looks for third party transactions to provide the best possible support for the assumptions incorporated. Management considers several factors to be significant when estimating fair value including expected financial outlook of the business, changes in the Company’s stock price, the impact of changing market conditions on financial performance and expected future cash flows, and other factors. Deterioration in any of these factors may result in a lower fair value assessment, which could lead to impairment of the long-lived assets and goodwill of the Company.

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

Results of Operations

A summary of our consolidated operations for the past three fiscal years are presented in the following table ($ in millions).

	Fiscal years ended June 30,
	2016	%	2015	%	2014	%
Net sales	$794.2	100.0%	$754.6	100.0%	$746.7	100.0%
Gross profit	$442.2	55.7%	$411.2	54.5%	$406.5	54.4%
SG&A	$353.1	44.5%	$345.2	45.7%	$336.9	45.1%
Operating income	89.2	11.2%	65.9	8.7%	69.6	9.3%
Net income	56.6	7.1%	37.1	4.9%	42.9	5.7%
Earnings per diluted share	$2.00		$1.27		$1.47
Net cash provided by operating activities	$58.4		$55.1		$59.9

A summary of changes from the preceeding fiscal year are presented in the following table.

	Fiscal years ended June 30,
	2016	2015	2014
Net sales	5.2%	1.1%	2.4%
Operating income	35.3%	-5.3%	15.2%
Net income	52.5%	-13.5%	32.2%
Earnings per diluted share	57.5%	-13.6%	32.4%
Net cash provided by operating activities	5.9%	-8.0%	-2.3%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Beginning in the fall of 2014, we began a major transformation of our product offerings with several phases. We introduced Casual Classics during the first phase in the fall of 2014, focusing on several design projections with relaxed finishes and comfort. In the spring and summer of 2015, we launched the second phase, Romantic Classics, with design projections featuring unique, stand-alone timeless pieces with new finishes and forms, designed specifically for manufacturing primarily at our North American workshops to obtain maximum benefit from our vertical integration. We launched the third phase in the fall of 2015, during which we further developed Romantic Classics, inspired by European designs, taking inspiration from the classics and modernizing them for today’s living, with continued focus on North American manufacturing. In our current phase, we continue to differentiate our brand by further expanding our Casual Classics, with three new design projections; Buckhead, featuring designs infused with European inspiration and Southern charm, introduced in June 2016; Santa Monica, a blend of breezy beach house and vintage farmhouse flair, introduced in July 2016; and Brooklyn, a sophisticated industrial design, expected to be introduced in August 2016. These new product offerings will be followed by the introduction of our Ethan Allen | Disney home line in the fall of 2016. While we implement major product introductions, such as the anticipated introductions described above, our wholesale segment experiences some disruptions in manufacturing as we change tooling and methods, build prototypes and then ramp up production. In our retail segment, some disruption also occurs in our design centers as we update floor displays, and sell the remainder of our older products on clearance to make space for the new product. Our continuous product transformation in measured steps helps us minimize these disruptions and preserve our reputation for offering high-quality and fashionable products.

For the year ended June 30, 2016, our net sales increased from the prior fiscal year at a higher rate than in the previous two fiscal years, as our new introductions and marketing efforts gain traction with consumers. Operating expenses during fiscal 2016 decreased as a percentage of sales in fiscal 2016 compared to fiscal 2015, further contributing to a fiscal 2016 net income increase of 52.5% over the prior fiscal year and earnings per diluted share of $2.00. Net cash provided by operating activities along with operating cash enabled us to repurchase $19.3 million of our common stock under our share repurchase program, pay down $31.5 million of our debt earlier than scheduled, and return $16.6 million in cash dividends to our shareholders. At June 30, 2016 we had total cash and securities of $60.5 million, and working capital of $124.9 million.

The components of consolidated revenues and operating income (loss) by business segment are as follows (in millions):

	Fiscal Year Ended June 30,
	2016	2015	2014
Revenue:
Wholesale segment	$491.5	$469.4	$453.6
Retail segment	626.5	579.7	580.7
Elimination of inter-segment sales	(323.8)	(294.5)	(287.6)
Consolidated revenue	$794.2	$754.6	$746.7

Operating income :
Wholesale segment	$74.4	$67.0	$57.8
Retail segment	16.5	1.7	10.5
Adjustment for inter-company profit (1)	(1.7)	(2.8)	1.3
Consolidated operating income	$89.2	$65.9	$69.6

(1)	Represents the change in wholesale profit contained in Ethan Allen operated design center inventory existing at the end of the period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A summary by business segment of annual percentage changes from the preceeding fiscal years are presented in the following tables.

	Fiscal Year Ended June 30,
	2016	2015	2014
Wholesale segment
Revenue	4.7%	3.5%	4.4%
Operating Income	11.1%	15.9%	13.7%
Backlog	-36.8%	41.8%	-6.5%

	Fiscal Year Ended June 30,
	2016	2015	2014
Retail segment
Revenue	8.1%	-0.2%	0.4%
Comparable design center revenue	8.5%	0.7%	3.0%
Total written orders	1.7%	3.9%	1.0%
Comparable design center written orders	1.8%	4.4%	3.0%
Operating Income	853.1%	-83.6%	31.2%
Backlog	-13.1%	18.6%	-4.7%

The fiscal 2016 decreases in backlogs of 36.8% for wholesale and 13.1% for retail followed backlog increases at the end of fiscal 2015. In June 2015 a price increase effective July 1, 2015 was announced which created a spike in June 2015 orders for both wholesale and retail, in advance of the price increase, increasing the fiscal 2015 ending backlogs. There was no corresponding price increase announced at the end of fiscal 2016.

Operating income in the retail segment in fiscal 2016 increased 853.1% compared to fiscal 2015 primarily due to a $46.8 million increase in revenue in fiscal 2016, and net gains on the sale of real estate in fiscal 2016 compared to net losses in fiscal 2015.

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

Our manufacturing operations gained efficiency by increasing throughput in our Honduras facility, and expanding capacity and building a new R&D facility in North Carolina. We estimate our manufacturing facilities are currently operating at approximately 66% of capacity based on their current shifts and staffing. We believe we have sufficient scalable capacity that can support strong sales growth while maintaining control over cost, quality and service to our customers.

Business Results:

Our revenues are comprised of (i) wholesale sales to independently operated and Company operated retail design centers and (ii) retail sales of Company operated design centers. See Note 15 to our Consolidated Financial Statements for the year ended June 30, 2016 included under Item 8 of this Annual Report.

Fiscal 2016 Compared to Fiscal 2015

Consolidated revenue for the fiscal year ended June 30, 2016 was $794.2 million compared to $754.6 million for fiscal 2015. There was year-over-year sales growth in both the wholesale and retail segments.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Wholesale revenue for fiscal 2016 increased by $22.1 million, or 4.7%, to $491.5 million from $469.4 million in the prior fiscal year. The year-over-year increase was attributable to increased sales to our Company operated design centers and domestic independent retailers, partly offset by a decrease to our international independent design centers, primarily in China. There were 296 design centers globally as of June 30, 2016, a decrease by three from June 30, 2015. There was a net decrease of two independently operated retail network locations, which included a decrease of eight legacy locations in the U.S., bringing the total U.S. independent total to 50, and a net increase of eight new locations in China, bringing the China total to 83. Our international net sales to independent retailers was 5.4% of our consolidated net sales for the fiscal year ended June 30, 2016 compared to 7.5% the previous fiscal year.

Retail revenue from Ethan Allen operated design centers for the twelve months ended June 30, 2016 increased by $46.8 million, or 8.1%, to $626.5 million from $579.7 million for the twelve months ended June 30, 2015. Comparable store revenue increased 8.5%. Year-over-year, written orders for the Company operated design centers increased 1.7% and comparable design centers written orders increased 1.8%. A higher increase in net sales relative to written orders is reflected in the 13.1% decrease in ending backlog at June 30 2016.

Gross profit for fiscal 2016 increased to $442.2 million from $411.2 million in fiscal 2015. The $31.1 million increase in gross profit was attributable to increases in both our retail and wholesale segment net sales, as well as a higher mix of retail net sales to consolidated net sales in fiscal 2016 of 78.9% compared to the 76.8% in the prior fiscal year.

Operating expenses increased $7.8 million or 2.3% to $353.1 million or 44.5% of net sales in fiscal 2016 from $345.2 million or 45.7% of net sales in fiscal 2015. The increase in fiscal year 2016 expenses in absolute dollars is primarily due to increased variable costs associated with our increased sales in both business segments. As a percentage of net sales, expenses decreased during fiscal 2016 as compared to fiscal 2015 primarily due to gains associated with the disposal of real estate in fiscal 2016 compared to expenses in the prior fiscal year.

Operating income for the fiscal year ended June 30, 2016 totaled $89.2 million, or 11.2% of net sales, compared to $65.9 million, or 8.7% of net sales, in the prior fiscal year. Wholesale operating income for fiscal 2016 totaled $74.4 million, or 15.1% of net sales, as compared to $67.0 million, or 14.3% of net sales, in the prior year. Retail operating income was $16.5 million, or 2.6% of sales, for fiscal 2016, compared to $1.7 million, or 0.3% of sales, for fiscal 2015, an increase of $14.7 million. The increase in consolidated operating income was primarily attributable to increased net sales, and the net impact of real estate dispositions on both fiscal years as previously discussed.

Interest and other income, net was $0.4 million in fiscal 2016 compared to an expense of $3.3 million in fiscal 2015. The prior fiscal year included a loss on the early extinguishment of our Senior Notes in the quarter ended March 31, 2015 of $3.7 million, which consisted of a $3.5 million “make whole” payment, and the write-off of unamortized balances of original issue discount, deferred financing fees and derivative instruments.

Interest and other related financing costs decreased $4.3 million to $1.6 million from $5.9 million in the prior fiscal year. The decrease is primarily due to lower interest expense throughout fiscal 2016 due to early extinguishment of our Senior Notes in the quarter ended March 31, 2015, as well as further debt repayments during fiscal 2016.

Income tax expense was $31.3 million for fiscal 2016 and $19.5 million for fiscal 2015. Our effective tax rate for fiscal 2016 was 35.6% compared to 34.5% in fiscal 2015. The effective tax rate for both fiscal years primarily includes tax expense on that fiscal year’s net income, and tax and interest expense on uncertain tax positions, partially offset by the reversal and recognition of some uncertain tax positions.

Net income for fiscal 2016 was $56.6 million as compared to $37.1 million in fiscal 2015. Net income per diluted share totaled $2.00 in fiscal 2016 compared to $1.27 per diluted share in the prior fiscal year.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Fiscal 2015 Compared to Fiscal 2014

Consolidated revenue for the fiscal year ended June 30, 2015 was $754.6 million compared to $746.7 million for fiscal 2014. There was year-over-year sales growth in the wholesale segment and a slight decline in the retail segment. The increase in the wholesale segment in fiscal 2015 was primarily due to higher shipments internationally and to our retail segment.

Wholesale revenue for fiscal 2015 increased by $15.8 million, or 3.5%, to $469.4 million from $453.6 million in fiscal 2014. The year-over-year increase was attributable to increased sales to both our Company operated design centers and independent retailers worldwide. Orders similarly increased 7.7% during the same period. The number of total design centers globally as of June 30, 2015 was 299, which increased by four from June 30, 2014. The independently operated retail network, net of relocations, increased by three design centers to 155 at June 30, 2015 including a net increase of five locations to 75 in China. Our international net sales to independent retailers was 7.5% of our consolidated net sales for the fiscal year ended June 30, 2015 compared to 6.5% the for the year ended June 30, 2014.

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

Gross profit for fiscal 2015 increased to $411.2 million from $406.5 million in fiscal 2014. The $4.7 million increase in gross profit was primarily attributable to increases in our wholesale segment of both manufacturing efficiency and net sales. This was partly offset by a lower mix of retail net sales to consolidated net sales in fiscal 2015 of 76.8% compared to the 77.8% in fiscal 2014, and a net increase in cost of goods sold due to the elimination of intercompany profit in ending inventory.

Operating expenses increased $8.4 million or 2.5% to $345.2 million or 45.7% of net sales in fiscal 2015 from $336.9 million or 45.1% of net sales in fiscal 2014. The increase in fiscal 2015 expenses is primarily due to costs associated with strengthening our management team in the retail segment, increased maintenance and repair costs and depreciation expense associated with our retail design center refurbishing efforts undertaken during fiscal 2015 and increased expense associated with the disposal of real estate, due to our continual repositioning of the retail network.

Operating income for the fiscal year ended June 30, 2015 totaled $65.9 million, or 8.7% of net sales, compared to $69.6 million, or 9.3% of net sales, in fiscal 2014. Wholesale operating income for fiscal 2015 totaled $67.0 million, or 14.3% of net sales, as compared to $57.8 million, or 12.7% of net sales, in fiscal 2014. Retail operating income was $1.7 million, or 0.3% of sales, for fiscal 2015, compared to $10.5 million, or 1.8% of sales, for fiscal 2014, a decrease of $8.8 million. The reduction in consolidated operating income was primarily attributable to increased operating expenses in our retail segment and increased clearance sales as previously discussed, and an increase in the intercompany profit in ending inventory, partly offset by increases in our wholesale segment due to efficiency and volume.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Interest and other related financing costs decreased $1.6 million to $5.9 million from $7.5 million in fiscal 2014. The decrease is primarily due to lower interest expense throughout fiscal 2015, from lower debt due to the Senior Note repurchases during fiscal 2014 and the early extinguishment of our Senior Notes in the quarter ended March 31, 2015.

Income tax expense was $19.5 million for both fiscal 2015 and fiscal 2014. Our effective tax rate for fiscal 2015 was 34.5% compared to 31.2% in fiscal 2014. The fiscal 2015 effective tax rate includes tax expense on income, and the recognition of certain previously unrecognized tax benefits, partly offset by recording tax and interest expense on additional uncertain tax positions. The fiscal 2014 effective tax rate includes tax expense on income, the benefit from the reversal of valuation allowances against certain deferred tax assets in the retail segment, and the recognition of certain previously unrecognized tax benefits, partially offset by tax and interest expense on additional uncertain tax positions.

Net income for fiscal 2015 was $37.1 million as compared to $42.9 million in fiscal 2014. Net income per diluted share totaled $1.27 in fiscal 2015 compared to $1.47 per diluted share in fiscal 2014.

Liquidity and Capital Resources

At June 30, 2016, we held unrestricted cash and equivalents of $52.7 million and restricted cash and investments of $7.8 million. At June 30, 2015, we held unrestricted cash and cash equivalents of $76.2 million, marketable securities of $2.2 million, and restricted cash and investments of $8.0 million. During fiscal 2016 we used cash to pay down a portion of our debt and for common share repurchases. Our principal sources of liquidity include cash and cash equivalents, marketable securities, cash flow from operations, amounts available under our credit facility, and other borrowings.

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

At the Company’s option, revolving loans under the Facility bear interest, based on the average availability, at an annual rate of either (a) the London Interbank Offered rate (“LIBOR”) plus 1.5% to 1.75%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.5% to 0.75%. At June 30, 2016 the annual interest rate in effect on the revolving loan was 2.0%.

At the Company’s option, term loans under the Facility bear interest, based on the Company’s rent adjusted leverage ratio, at an annual rate of either (a) LIBOR plus 1.75% to 2.25%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.75% to 1.25%. At June 30, 2016 the annual interest rate in effect on the term loan was 2.25%.

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

The Company must maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 at all times. If the outstanding term loans are less than $17.5 million and the fixed charge coverage ratio equals or exceeds 1.25 to 1.0, the fixed charge coverage ratio ceases to apply and thereafter is only triggered if average monthly availability is less than 15% of the amount of the revolving credit line. During November 2015, we made a $16.5 million prepayment on the term loan, bringing the outstanding term loan to $17.3 million, and the fixed charge coverage ratio ceased to apply. Our subsequent average availability exceeded 65%, such that the fixed charge coverage ratio did not apply.

The Company intends to use the Facility for working capital and general corporate purposes, including dividend payments and share repurchases, in addition to the refinancing of our Senior Notes which occurred in March 2015. At both June 30, 2016 and June 30, 2015, there was $0.2 million of standby letters of credit outstanding under the Facility. Total availability under the Facility was $89.8 million at June 30, 2016 and $74.8 million at June 30, 2015. The increase in availability was due to $15.0 million payments we made on the revolving loan during fiscal 2016.

At both June 30, 2016 and June 30, 2015, we were in compliance with all covenants of the Senior Notes and the credit facilities.

A summary of net cash provided by (used in) operating, investing, and financing activities for each of the last three fiscal years is provided below (in millions):

	Fiscal Years Ended June 30,
	2016	2015	2014
Cash provided by (used in) operating activities
Net income plus depreciation and amortization	$76.0	$56.3	$60.9
Working capital items	(19.3)	(15.2)	(2.1)
Other operating activities	1.7	14.0	1.1
Total provided by operating activities	$58.4	$55.1	$59.9

Cash provided by (used in) investing activities
Capital expenditures & acquisitions	$(23.1)	$(21.8)	$(19.3)
Net sales (purchases) of marketable securities	2.2	15.4	(3.4)
Other investing activities	8.4	9.8	10.6
Total provided (used) in investing activities	$(12.5)	$3.4	$(12.1)

Cash provided by (used in) financing activities
Payments of long-term debt and capital lease obligations	$(34.8)	$(133.7)	$(0.5)
Borrowings from revolving credit and term loan facilities	$-	$75.0	$-
Purchases and retirements of company stock	(19.3)	(17.6)	-
Payment of cash dividends	(16.6)	(13.3)	(11.3)
Other financing activities	1.6	(1.4)	0.5
Total used in financing activities	$(69.1)	$(91.0)	$(11.3)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash Provided By (Used in) Operating Activities

In fiscal 2016 cash of $58.4 million was provided by operating activities, an increase of $3.3 million from $55.1 million in the prior year comparable period. This was largely due to an increase in net income in fiscal 2016. This was partly offset by net decreases in other operating activities of $12.3 million and cash used for working capital in the ordinary course of business of $4.1 million (defined below). Net income plus depreciation and amortization in the prior fiscal year includes a $3.7 million expense for the early redemption of our Senior Notes. Of this amount, $3.5 million is offset as a positive in other operating activities, as this is considered a financing activity and not an operating activity. Other operating activities changed primarily due to net gains on the sale of real estate in the current year compared to net losses in the prior year. These are deducted from net income to arrive at cash from operating activities. Working capital items consist of current assets (accounts receivable, inventories, prepaid and other current assets) less current liabilities (customer deposits, payables, and accrued expenses and other current liabilities).

Cash Provided By (Used in) Investing Activities

In fiscal 2016, cash of $12.5 million was used in investing activities, an increase in cash used of $16.0 million from $3.4 million which was provided by during the prior year comparable period. More cash was used during fiscal 2016 primarily due to decreases in net sales of marketable securities in the current fiscal year. There were also less proceeds from the sale of real estate in fiscal 2016 than in the prior fiscal year, although the gains on sale were greater in fiscal 2016 than in the prior fiscal year, and increased current fiscal year capital expenditures. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash Provided By (Used in) Financing Activities

In fiscal 2016, $69.1 million was used in financing activities, a decrease of $21.8 million from $91.0 million in the prior year comparable period. This was primarily due to the early redemption of our Senior Notes in March 2015. The Senior Notes had a face value of $129.4 million, which we redeemed by paying $54.4 million with available cash, and $75 million with borrowings under the Facility. We also paid a $3.5 million prepayment premium to bondholders as stipulated in the original bond indenture. During fiscal 2016 we made a $16.5 million prepayment on the term loan, a $15 million payment on our revolver, $3.3 million in scheduled payments on debt and capital leases, and utilized $19.3 million to repurchase 697,799 shares at a weighted average cost of $27.72 per share. At June 30, 2016 we have remaining Board authorization to repurchase 1.8 million shares. Cash dividends paid per share increased from $0.10 to $0.12 in October 2014, $0.14 in July 2015, and $0.17 in April 2016, resulting in an increase in payments during fiscal 2016 of 24.7%. We expect to continue to declare quarterly dividends for the foreseeable future, business conditions permitting.

Our total debt obligations at June 30, 2016 consist of the following (in millions):

Revolving Credit Facility due 10/21/2019	$25.0
Term Loan due 10/21/2019	$16.2
Capital leases	$1.5
Unamortized debt issuance costs	$(0.9)
Total debt	$41.8
Less current maturities	$3.0
Total long-term	$38.8

The following table summarizes, as of June 30, 2016, the timing of cash payments related to our outstanding contractual obligations (in millions):

		Less			More
		than 1	1-3	4-5	than 5
	Total	Year	Years	Years	Years
Long-term debt obligations:
Debt maturities	$41.8	$3.0	$4.7	$34.1	$-
Contractual interest	2.7	0.9	1.6	0.2	-
Operating lease obligations	215.4	33.9	60.7	46.5	74.3
Letters of credit	0.2	0.2	-	-	-
Purchase obligations (1)	-	-	-	-	-
Other long-term liabilities	0.2	-	-	0.0	0.2
Total contractual obligations	$260.3	$37.9	$67.0	$80.9	$74.5

 (1) For purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. While we are not a party to any significant long-term supply contracts or purchase commitments, we do, in the normal course of business, regularly initiate purchase orders for the procurement of (i) selected finished goods sourced from third-party suppliers, (ii) lumber, fabric, leather and other raw materials used in production, and (iii) certain outsourced services. All purchase orders are based on current needs and are fulfilled by suppliers within short time periods. At June 30, 2016, our open purchase orders with respect to such goods and services totaled approximately $31 million.

Further discussion of our contractual obligations associated with outstanding debt and lease arrangements can be found in Notes 6 and 7, respectively, to the Consolidated Financial Statements included under Item 8 of this Annual Report.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of June 30, 2016, we had working capital of $124.9 million compared to $130.0 million at June 30, 2015, a decrease of $5.2 million and a current ratio of 2.0 to 1 at June 30, 2016 and 1.9 to 1 at June 30, 2015. In addition to using available cash to fund changes in working capital, necessary capital expenditures, acquisition activity, the repayment of debt, and the payment of dividends, the Company has been authorized by our board of directors to repurchase our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such program in place at both June 30, 2016 and June 30, 2015 was for our consumer credit program described below.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”) which was last amended effective January 2014. Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. The Program Agreement will terminate on July 31, 2019, but includes a provision for automatic one-year renewals unless either party gives notice of termination. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of the Program Agreement also contain a right for the financial services provider to demand from the Company collateral at a variable rate based on the volume of program sales if the Company does not meet certain covenants. At June 30 of 2016 and 2015, no collateral was required under the Program Agreement.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from three to seven years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of June 30, 2016 and 2015, the Company’s product warranty liability totaled $1.2 million and $1.0 million, respectively.

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

Beginning in fiscal 2014, we have been undergoing a major transformation of our product offerings, which is intended to refresh over 70% of our products with the completion of the most current phase during the summer through fall of 2016. We believe that we are well positioned to leverage all the actions we have taken.

We expect the home furnishings industry to remain extremely competitive with respect to both the sourcing of products and the wholesale and retail sale of those products for the foreseeable future. Domestic manufacturers continue to face pricing pressures because of the lower manufacturing costs in some other countries, particularly within Asia. While we also utilize overseas sourcing for approximately one quarter of our products, we choose to differentiate ourselves by maintaining a substantial North American manufacturing base, where we can leverage our vertically integrated structure to our advantage. We continue to believe that a balanced approach to product sourcing, which includes our own North American manufacturing of about 75% of our product offerings coupled with the import of other selected products, provides the greatest degree of flexibility and is the most effective approach to ensuring that acceptable levels of quality, service and value are attained.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Where You Can Find Other Information

Our website is www.ethanallen.com. Information contained on our website is not part of this Annual Report on Form 10-K. Information that we furnish or file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to, or exhibits included in, these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. Our SEC filings, including exhibits filed therewith, are also available on the SEC’s website at www.sec.gov. You may obtain and copy any document we furnish or file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. At June 30, 2016, we had $41.2 million of floating-rate debt obligations outstanding under our Facility. We currently do not engage in any interest rate hedging activity and we have no intention of doing so in the foreseeable future. Based on the average interest rate of the loans under the Facility during the quarter ended June 30, 2016, and to the extent that borrowings were outstanding, a 10% change in the interest rate would not have a material effect on our consolidated results of operations and financial condition.

Foreign currency exchange risk is primarily limited to our operation of Ethan Allen operated retail design centers located in Canada, one distribution center in Belgium, and our plants in Mexico and Honduras, as substantially all purchases of imported parts and finished goods are denominated in United States dollars. As such, gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on our consolidated results of operations. A decrease in the value of foreign currencies (in particular Asian) relative to the United States dollar may affect the profitability of our vendors but as we employ a balanced sourcing strategy, we believe any impact would be moderate relative to peers in the industry.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data are listed in Item 15 of this Annual Report.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Ethan Allen Interiors Inc.:

We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and subsidiaries (the Company) as of June 30, 2016 and 2015, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2016. We also have audited the Company’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethan Allen Interiors Inc. and subsidiaries as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Ethan Allen Interiors Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

/s/ KPMG LLP

August 8, 2016

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets
June 30, 2016 and 2015
(In thousands, except share data)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$52,659	$76,182
Marketable securities	-	2,198
Accounts receivable, less allowance for doubtful accounts of $1,639 at June 30, 2016 and $1,386 at June 30, 2015	9,467	12,547
Inventories	162,323	151,916
Prepaid expenses and other current assets	23,755	27,831
Total current assets	248,204	270,674
Property, plant and equipment, net	273,615	277,035
Goodwill and other intangible assets	45,128	45,128
Restricted cash and investments	7,820	8,010
Other assets	2,642	5,130
Total assets	$577,409	$605,977
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$3,001	$3,034
Customer deposits	60,958	67,970
Accounts payable	15,437	18,946
Accrued compensation and benefits	22,067	26,896
Accrued expenses and other current liabilities	21,884	23,816
Total current liabilities	123,347	140,662
Long-term debt	38,837	73,203
Other long-term liabilities	23,023	21,577
Total liabilities	185,207	235,442
Shareholders' equity:
Class A common stock, par value $0.01; 150,000,000 shares authorized; 48,921,544 shares issued at June 30, 2016 and 48,884,5866 shares issued at June 30, 2015	489	489
Class B common stock, par value $0.01; 600,000 shares authorized; none issued	-	-
Additional paid-in-capital	374,972	370,914
Less: Treasury stock (at cost), 21,175,416 shares at June 30, 2016 and 20,477,617 shares at June 30, 2015	(624,932)	(605,586)
Retained earnings	646,315	607,079
Accumulated other comprehensive income	(4,846)	(2,638)
Total Ethan Allen Interiors Inc. shareholders' equity	391,998	370,258
Noncontrolling interests	204	277
Total shareholders' equity	392,202	370,535
Total liabilities and shareholders' equity	$577,409	$605,977

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
For Years Ended June 30, 2016, 2015, and 2014
(In thousands, except share data)

	2016	2015	2014
Net sales	$794,202	$754,600	$746,659
Cost of sales	351,966	343,437	340,163
Gross profit	442,236	411,163	406,496
Selling, general and administrative expenses	353,057	345,229	336,860
Operating income	89,179	65,934	69,636
Interest and other income (expense)	395	(3,333)	276
Interest and other related financing costs	1,618	5,918	7,510
Income before income taxes	87,956	56,683	62,402
Income tax expense	31,319	19,541	19,471
Net income	$56,637	$37,142	$42,931

Per share data:
Net income per basic share	$2.02	$1.29	$1.48
Basic weighted average common shares	28,072	28,874	28,918
Net income per diluted share	$2.00	$1.27	$1.47
Diluted weighted average common shares	28,324	29,182	29,276
Dividends declared per common share	$0.62	$0.50	$0.40

Comprehensive income:
Net income	$56,637	$37,142	$42,931
Other comprehensive income
Curency translation adjustment	(2,208)	(3,308)	(77)
Other	27	78	105
Other comprehensive income (loss) net of tax	(2,181)	(3,230)	28
Comprehensive income	$54,456	$33,912	$42,959

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For Years Ended June 30, 2016, 2015, and 2014
(In thousands)

	2016	2015	2014
Operating activities:
Net income	$56,637	$37,142	$42,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,353	19,142	17,930
Compensation expense related to share-based payment awards	2,356	1,236	1,325
Provision (benefit) for deferred income taxes	671	3,923	(3,032)
Restructuring and impairment charge	-	784	-
Loss (gain) on disposal of property, plant and equipment	(2,267)	4,180	2,093
Other	(1,295)	3,606	415

Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	2,926	(559)	(149)
Inventories	(9,982)	(5,036)	(9,019)
Prepaid and other current assets	5,113	(9,628)	4,269
Customer deposits	(7,275)	7,517	586
Accounts payable	(3,509)	(5,349)	1,300
Accrued expenses and other current liabilities	(6,550)	(2,113)	969
Other assets and liabilities	2,191	261	271
Net cash provided by operating activities	58,369	55,106	59,889

Investing activities:
Proceeds from the disposal of property, plant & equipment	8,073	9,103	3,381
Change in restricted cash and investments	190	497	6,926
Capital expenditures	(22,967)	(19,787)	(19,305)
Acquisitions	(165)	(1,991)	-
Purchases of marketable securities	-	-	(18,268)
Sales of marketable securities	2,150	15,430	14,883
Other investing activities	193	176	325
Net cash provided by (used in) investing activities	(12,526)	3,428	(12,058)

Financing activities:
Borrowings from revolving credit and term loan facilities	-	75,000	-
Payments on long-term debt and capital lease obligations	(34,840)	(133,710)	(480)
Purchases and retirements of company stock	(19,346)	(17,552)	-
Payment of cash dividends	(16,646)	(13,348)	(11,297)
Other financing activities	1,718	(1,353)	525
Net cash used in financing activities	(69,114)	(90,963)	(11,252)
Effect of exchange rate changes on cash	(252)	(565)	(4)
Net increase (decrease) in cash & cash equivalents	(23,523)	(32,994)	36,575
Cash & cash equivalents - beginning of year	76,182	109,176	72,601
Cash & cash equivalents - end of year	$52,659	$76,182	$109,176

Supplemental cash flow information:
Income taxes paid	$29,003	$18,250	$20,928
Interest paid	$1,352	$7,181	$7,085
Non-cash capital lease obligations incurred	$-	$1,700	$-

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For Years Ended June 30, 2016, 2015, and 2014
(In thousands, except share data)

				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Treasury	Comprehensive	Retained	Controlling
	Stock	Capital	Stock	Income	Earnings	Interests	Total
Balance at June 30, 2013	486	363,938	(584,041)	684	553,083	207	334,357

Stock issued on share-based awards	-	357	-	-	-	-	357
Compensation expense associated with share-based awards	-	1,325	-	-	-	-	1,325
Tax benefit associated with exercise of share based awards	-	113	-	-	-	-	113
Dividends declared on common stock	-	-	-	-	(11,619)	-	(11,619)
Capital distribution	-	-	-	-	-	(25)	(25)
Comprehensive income (loss)	-	-	-	(42)	42,931	70	42,959
Balance at June 30, 2014	486	365,733	(584,041)	642	584,395	252	367,467

Stock issued on share-based awards	3	4,117	-	-	-	-	4,120
Compensation expense associated with share-based awards	-	1,236	-	-	-	-	1,236
Tax benefit associated with exercise of share based awards	-	(172)	-	-	-	-	(172)
Purchase/retirement of company stock	-	-	(21,545)	-	-	-	(21,545)
Dividends declared on common stock	-	-	-	-	(14,458)	-	(14,458)
Capital distribution	-	-	-	-	-	(25)	(25)
Comprehensive income (loss)	-	-	-	(3,280)	37,142	50	33,912
Balance at June 30, 2015	489	370,914	(605,586)	(2,638)	607,079	277	370,535

Stock issued on share-based awards	-	734	-	-	-	-	734
Compensation expense associated with share-based awards	-	2,356	-	-	-	-	2,356
Tax benefit associated with exercise of share based awards	-	968	-	-	-	-	968
Purchase/retirement of company stock	-	-	(19,346)	-	-	-	(19,346)
Dividends declared on common stock	-	-	-	-	(17,401)	-	(17,401)
Capital distribution	-	-	-	-	-	(100)	(100)
Comprehensive income (loss)	-	-	-	(2,208)	56,637	27	54,456
Balance at June 30, 2016	$489	$374,972	$(624,932)	$(4,846)	$646,315	$204	$392,202

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2016, 2015 and 2014

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

Nature of Operations

We are a leading manufacturer and retailer of quality home furnishings and accents, offering complimentary interior design service to our clients and sell a full range of furniture products and decorative accents. We sell our products through one of the country’s largest home furnishing retail networks and at June 30, 2016 there were a total of 296 retail design centers, of which 143 are Company operated and 153 are independently operated. Nearly all of our Company operated retail design centers are located in the United States, with the remaining Company operated design centers located in Canada. The majority of the independently operated design centers are in Asia, with the remaining independently operated design centers located throughout the United States, the Middle East and Europe. We have nine manufacturing facilities, one of which includes a separate sawmill operation, located throughout the United States, and one plant each in Mexico and Honduras.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Financial Instruments

Because of their short-term nature, the carrying value of our cash and cash equivalents, receivables and payables, short-term debt and customer deposit liabilities approximates fair value. Substantially all of our long-term debt at both June 30, 2016 and 2015 consists of our term loan and revolving credit facility. The estimated fair value is equal to the carrying value on those dates.

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

Shipping and Handling Costs

Our practice has been to sell our products at the same delivered cost to all retailers nationwide, regardless of shipping point. Costs incurred by the Company to deliver finished goods are expensed and recorded in selling, general and administrative expenses. Shipping and handling costs amounted to $71.7 million in fiscal year 2016, $67.3 million for fiscal 2015 and $67.1 million in fiscal 2014.

Advertising Costs

Advertising costs are expensed when first aired or distributed. Our total advertising costs were $31.5 million in fiscal year 2016, $30.2 million in fiscal year 2015 and $29.5 million in fiscal year 2014. These amounts include advertising media expenses, outside and inside agency expenses, certain website related fees and photo and video production net of proceeds received by us under our agreement with the third-party financial institution responsible for administering our consumer finance programs. Prepaid advertising costs at June 30, 2016 totaled $2.0 million compared to $1.8 million at June 30, 2015.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Share-Based Compensation

We estimate, as of the date of grant, the fair value of stock options awarded using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e. expected volatility) and option exercise activity (i.e. expected life). Expected volatility is based on the historical volatility of our stock and other contributing factors. The expected life of options granted, which represents the period of time that the options are expected to be outstanding, is based, primarily, on historical data. We estimate, as of the date of grant, the fair value of restricted stock units awarded using a discounted cash flow model which requires management to make certain assumptions with respect to model inputs including anticipated future dividends not paid during the restriction period, and a discount for lack of marketability for a one-year holding period after vesting.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which states that inventory should be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance is effective for the Company on July 1, 2017. The new guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact on our consolidated financial statements and the timing of adoption.

(2)     Business Acquisitions

From time to time the Company acquires design centers from its independent retailers in arms length transactions. There were no material acquisitions completed during the three fiscal years ended June 30, 2016, 2015 and 2014 respectively.

(3)     Inventories

Inventories at June 30 are summarized as follows (in thousands):

	2016	2015

Finished goods	$129,627	$118,537
Work in process	9,497	10,537
Raw materials	27,554	25,943
Valuation allowance	(4,355)	(3,101)
Inventories	$162,323	$151,916

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(4)     Property, Plant and Equipment

Property, plant and equipment at June 30 are summarized as follows (in thousands):

	2016	2015

Land and improvements	$80,002	$82,806
Building and improvements	392,196	385,439
Machinery and equipment	126,066	126,667
Property, plant and equipment, gross	598,264	594,912
Less: accumulated depreciation and amortization	(324,649)	(317,877)
Property, plant and equipment, net	$273,615	$277,035

(5)     Goodwill and Other Intangible Assets

At both June 30, 2016 and 2015, we had $25.4 million of goodwill, and $19.7 million of other indefinite-lived intangible assets consisting of Ethan Allen trade names, all of which is in our wholesale segment.

In the fourth quarter of fiscal years 2016, 2015, and 2014, the Company performed qualitative assessments of the fair value of the wholesale reporting unit and concluded that the fair value of its goodwill exceeded its carrying value. In fiscal year 2011 the Company performed a quantitative assessment and determined the fair value of its wholesale reporting unit exceeded its carrying value by a substantial margin. The fair value of the trade name exceeded its carrying value by a substantial margin in fiscal years 2016, 2015 and 2014. To calculate fair value of these assets, management relies on estimates and assumptions which by their nature have varying degrees of uncertainty. Management therefore looks for third party transactions to provide the best possible support for the assumptions incorporated. Management considers several factors to be significant when estimating fair value including expected financial outlook of the business, changes in the Company’s stock price, the impact of changing market conditions on financial performance and expected future cash flows, and other factors. Deterioration in any of these factors may result in a lower fair value assessment, which could lead to impairment of the long-lived assets and goodwill of the Company.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(6)     Borrowings

Total debt obligations at June 30 consist of the following (in thousands):

	2016	2015

Term loan	$16,167	$35,000
Revolver	25,000	40,000
Capital leases and other	671	1,237
Total debt	41,838	76,237
Less curent maturities	3,001	3,034
Total long-term debt	$38,837	$73,203

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

At the Company’s option, revolving loans under the Facility bear interest, based on the average availability, at an annual rate of either (a) the London Interbank Offered rate (“LIBOR”) plus 1.5% to 1.75%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.5% to 0.75%. At June 30, 2016 the annual interest rate in effect on the revolving loan was 2.0%.

At the Company’s option, term loans under the Facility bear interest, based on the Company’s rent adjusted leverage ratio, at an annual rate of either (a) LIBOR plus 1.75% to 2.25%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.75% to 1.25%. At June 30, 2016 the annual interest rate in effect on the term loan was 2.25%.

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

The Company must maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 at all times. If the outstanding term loans are less than $17.5 million and the fixed charge coverage ratio equals or exceeds 1.25 to 1.0, the fixed charge coverage ratio ceases to apply and thereafter is only triggered if average monthly availability is less than 15% of the amount of the revolving credit line. During November 2015, we made a $16.5 million prepayment on the term loan, bringing the outstanding term loan to $17.3 million, and the fixed charge coverage ratio ceased to apply. Our subsequent average availability exceeded 65.0%, such that the fixed charge coverage ratio did not apply.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The Company intends to use the Facility for working capital and general corporate purposes, including dividend payments and share repurchases, in addition to the refinancing of our Senior Notes which occurred in March 2015. At both June 30, 2016 and June 30, 2015, there was $0.2 million of standby letters of credit outstanding under the Facility. Total availability under the Facility was $89.8 million at June 30, 2016 and $74.8 million at June 30, 2015. The increase was due to $15.0 million payments we made on the revolving loan during fiscal 2016.

At both June 30, 2016 and June 30, 2015, we were in compliance with all covenants of the Senior Notes and the credit facilities.

The weighted-average interest rate applicable under our outstanding debt obligations for each of the last three fiscal years were as follows:

	Fiscal Year Ended June 30,
	2016	2015	2014
Weighted-average interest rate	2.0%	4.8%	5.5%

Aggregate scheduled maturities of our debt obligations for each of the five fiscal years subsequent to June 30, 2016, and thereafter are as follows (in thousands):

Fiscal Year Ended June 30
2017	3,303
2018	2,815
2019	2,396
2020	34,213
2021	-
Subsequent to 2021	-
Total scheduled debt payments	$42,727

(7)     Leases

We lease real property and equipment under various operating lease agreements expiring at various times through 2039. Leases covering retail design center locations and equipment may require, in addition to stated minimums, contingent rentals based on retail sales or equipment usage. Generally, the leases provide for renewal for various periods at stipulated rates. Future minimum lease payments under non-cancelable operating leases for each of the five fiscal years subsequent to June 30, 2016, and thereafter are shown in the table following. Also shown are minimum future rentals from subleases, which will partially offset lease payments in the aggregate (in thousands):

Fiscal Year Ended June 30
	Minimum	Minimum
	Future	Future
	Lease	Sublease
	Payments	Rentals
2017	$33,895	$1,990
2018	32,197	2,009
2019	28,517	1,460
2020	24,439	956
2021	22,081	767
Subsequent to 2021	74,291	766
Total	$215,420	$7,948

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Total rent expense for each of the past three fiscal years ended June 30 was as follows (in thousands):

	2016	2015	2014
Basic rentals under operating leases	$31,692	$31,220	$31,168
Contingent rentals under operating leases	180	160	215
Basic and contingent rentals	31,872	31,380	31,383
Less: sublease rent	(1,964)	(3,062)	(2,494)
Total rent expense	$29,908	$28,318	$28,889

Deferred rent credits and deferred lease incentives are reflected in the Consolidated Balance Sheets and are amortized over the respective underlying lease terms on a straight-line basis as a reduction of rent expense. The amounts for the past two fiscal years are as follows:

	2016	2015
Deferred rent credits	$13,003	$12,362
Deferred lease incentives	$4,538	$3,762

(8)     Shareholders' Equity

Our authorized capital stock consists of (a) 150,000,000 shares of Class A Common Stock, par value $.01 per share, (b) 600,000 shares of Class B Common Stock, par value $.01 per share, and (c) 1,055,000 shares of Preferred Stock, par value $.01 per share, of which (i) 30,000 shares have been designated Series A Redeemable Convertible Preferred Stock, (ii) 30,000 shares have been designated Series B Redeemable Convertible Preferred Stock, (iii) 155,010 shares have been designated as Series C Junior Participating Preferred Stock, and (iv) the remaining 839,990 shares may be designated by the Board of Directors with such rights and preferences as they determine (all such preferred stock, collectively, the "Preferred Stock"). Shares of Class B Common Stock are convertible to shares of our Common Stock upon the occurrence of certain events or other specified conditions being met. As of June 30, 2016 and 2015, there were no shares of Preferred Stock or Class B Common Stock issued or outstanding.

Share Repurchase Program

On November 21, 2002, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 2,000,000 shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. Subsequent to that date, the Board of Directors increased the aggregate authorization under the repurchase program on several separate occasions, the last of which was on April 13, 2015 when the Board of Directors increased the aggregate authorization to approximately 3,000,000 shares. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchases, if any, will be determined as market and business conditions warrant. As of June 30, 2016 we had a remaining Board authorization to repurchase 1.8 million shares.

During the past three fiscal years, we repurchased the following shares of our common stock (trade date basis):

	2016	2015	2014
Common shares repurchased	697,799	645,831	-
Cost to repurchase common shares	$19,346,104	$16,469,725	$-
Average price per share	$27.72	$25.50	$-

For the fiscal years presented above, we funded our purchases of treasury stock with existing cash on hand and cash generated through current period operations. All of our common stock repurchases are recorded as treasury stock and result in a reduction of shareholders’ equity.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(9)      Earnings per Share

The following table sets forth the calculation of weighted average shares for the fiscal years ended June 30 (in thousands):

	2016	2015	2014
Weighted average shares of common stock outstanding for basic calculation	28,072	28,874	28,918

Effect of dilutive stock options and other share-based awards	252	308	358

Weighted average shares of common stock outstanding adjusted for dilution calculation	28,324	29,182	29,276

Certain restricted stock awards and the potential exercise of certain stock options were excluded from the respective diluted earnings per share calculation because their impact is anti-dilutive. In 2016, 2015 and 2014, stock options and share based awards of 460,155, 591,058 and 724,292, respectively, have been excluded.

(10)     Share-Based Compensation

For the twelve months ended June 30, 2016, 2015, and 2014, share-based compensation expense totaled $2.4 million, $1.2 million, and $1.3 million respectively. These amounts have been included in the Consolidated Statements of Comprehensive Income within selling, general and administrative expenses. During the twelve months ended June 30, 2016, 2015, and 2014, we recognized related tax benefits associated with our share-based compensation arrangements totaling $0.8 million, $0.5 million and $0.5 million, respectively (before valuation allowances). Such amounts have been included in the Consolidated Statements of Comprehensive Income within income tax expense.

At June 30, 2016, we had 1,341,207 shares of common stock available for future issuance pursuant to the 1992 Stock Option Plan (the “Plan”). The maximum number of shares of common stock reserved for issuance under the Plan is 6,487,867 shares. The Plan provides for the grant of non-compensatory stock options to eligible employees and non-employee directors. Stock options unde the Plan are non-qualified under section 422 of the Internal Revenue Code and allow for the purchase of shares of our common stock. The Plan also provides for the issuance of stock appreciation rights ("SARs") on issued options, however no SARs have been issued to date. The awarding of such options is determined by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer. Options are generally granted with an exercise price equal to the market price of our common stock at the date of grant, vest ratably over a specified service period, and have a contractual term of 10 years. Equity awards can also include performance vesting conditions. Company policy further requires an additional one year holding period beyond the service vest date for certain executives. Beginning January 31, 2014, grants to employees included both company performance and service vesting conditions (as further described below). Grants to independent directors had a 3 year service vest condition. Following is a description of grants made under the Plan.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Stock Option Awards

We estimate, as of the date of grant, the fair value of stock options awarded using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e. expected volatility) and option exercise activity (i.e. expected life). Expected volatility is based on the historical volatility of our stock. The risk-free rate of return is based on the U.S. Treasury bill rate extrapolated to the term matching the expected life of the grant. The dividend yield is based on the annualized dividend rate at the grant date relative to the grant date stock price. The expected life of options granted, which represents the period of time that the options are expected to be outstanding, is based, primarily, on historical data. The weighted average assumptions used for fiscal years ended June 30 are noted in the following table:

	2016	2015	2014
Volatility	48.1%	52.9%	56.3%
Risk-free rate of return	1.93%	2.03%	1.52%
Dividend yield	1.95%	2.09%	1.55%
Expected average life (years)	6.3	6.7	5.2

Options granted to employees beginning January 1, 2014 vest provided certain performance and service conditions are met (“Performance Options”). The performance conditions allow the potential vesting in three equal tranches, provided attainment of a minimum annual 5% growth in operating income (as defined in the agreement) for each of the ensuing three fiscal years. If the minimum annual growth is not achieved in any fiscal year, that tranche is forfeited, except that if a cumulative compound growth rate of 5% is achieved at the end of the three fiscal years, performance conditions for all three tranches will have been met. Service conditions require an additional period after performance conditions are met. Consequently, assuming both performance and service conditions are met, shares become exercisable between 3 and 5 years from grant date. At June 30, 2016, 196,000 Performance Options achieved the performance conditions, and consequently will vest ratably in three equal tranches on the grant date anniversary in years three, four and five provided service conditions are also met. The Company considers the remaining 130,000 Performance Options to be probable of achieving the respective performance conditions so they are being amortized to expense over their respective service periods. The Performance Options are reflected in the options tables presented below. All options were issued at the closing stock price on each grant date, and have a contractual term of 10 years. A summary of stock option activity occurring during the fiscal year ended June 30, 2016 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
Options	Shares	Price	Term (yrs)	Intrinsic Value
Outstanding - June 30, 2015	994,888	$24.33
Granted	24,367	28.73
Exercised	(36,958)	19.87
Canceled (forfeited/expired)	(75,224)	30.85
Outstanding - June 30, 2016	907,073	24.08	5.1	$8,308,141
Exercisable - June 30, 2016	553,371	$22.93	3.1	$5,778,995

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

All options granted during fiscal 2016 were to non-employee independent directors of the Company as compensation for their services. The weighted average grant-date fair value of options granted during fiscal 2016, 2015 and 2014 was $11.53, $11.30 and $11.42 respectively. The total intrinsic value of options exercised during 2016, 2015 and 2014 was $0.3 million, $4.5 million, and $0.2 million, respectively. As of June 30, 2016, there was $2.0 million of total unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.6 years. A summary of the nonvested shares as of June 30, 2016 and changes during the year then ended is presented below.

		Weighted Average
		Grant Date
Options	Shares	Fair Value
Nonvested June 30, 2015	454,574	$10.49
Granted	24,367	11.53
Vested	(96,191)	7.59
Canceled (forfeited/expired)	(29,048)	11.33
Nonvested at June 30, 2016	353,702	$11.28

Restricted Stock Awards

No new restricted stock awards were granted during fiscal 2016. A summary of nonvested restricted share activity occurring during the fiscal year ended June 30, 2016 is presented below.

		Average
		Grant Date
Restricted Awards	Shares	Fair Value
Nonvested - June 30, 2015	21,000	$13.61
Granted	-
Vested	(21,000)	$13.61
Canceled (forfeited/expired)	-
Nonvested - June 30, 2016	-	$-

As of June 30, 2016, there was no unrecognized compensation cost related to restricted shares granted under the Plan. The total fair value of restricted shares vested during the fiscal years ending June 30, 2016 and 2015 was $0.7 million and $0.8 million respectively.

Stock Unit Awards

We account for stock unit awards as equity-based awards because upon vesting, they will be settled in common shares. These awards, which contain time and other vesting conditions, may also contain performance conditions providing recipients a contingent right to receive shares of the Company's common stock ("Performance Units"), conditioned upon the Company's achievement of certain performance targets and goals, and subject to the terms of the agreements. For Performance Units, we expense as compensation cost the fair value of the shares as of the grant date, and amortize expense ratably over the total performance and time vest period, taking into account the probability that we will satisfy the performance goals. We estimate, as of the date of grant, the fair value of Performance Units with a discounted cash flow model, using as model inputs the risk-free rate of return as the discount rate, dividend yield for dividends not paid during the restriction period, and a discount for lack of marketability for a one-year post-vest holding period. The lack of marketability discount used is the present value of a future put option using Monte-Carlo and Black-Scholes pricing models. The weighted average assumptions used for the fiscal year ended June 30 is noted in the table following. No Performance based restricted stock unit awards were granted under the Plan prior to December 1, 2015.

2016
Volatility	33.3%
Risk-free rate of return	0.77%
Dividend yield	1.99%
Expected average life (years)	1.75

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

For each grant of Performance Units, the amount of the grant that will be earned and paid will be determined by reference to the achievement of certain performance goals for each of two initial fiscal years (on a cumulative basis) and the three fiscal years (on a cumulative basis) applicable to such grant.

A summary of stock unit activity occurring during the fiscal year ended June 30, 2016 is presented below.

		Weighted
		Average
		Grant Date
	Units	Fair Value
Non-vested units at June 30, 2015	126,000	$24.67
Granted	92,050	24.34
Vested	-	-
Canceled (forfeited/expired)	-	-
Non-vested units at June 30, 2016	218,050	24.53

As of June 30, 2016, there was $1.4 million of total unrecognized compensation cost related to nonvested units granted under the Plan based on our probability estimates. That cost is expected to be recognized over a weighted average period of 1.3 years.

(11)     Income Taxes

Income tax expense (benefit) attributable to income from operations consists of the following for the fiscal years ended June 30 (in thousands):

	2016	2015	2014
Current:
Federal	$27,660	$15,064	$20,693
State	2,898	489	1,900
Foreign	88	55	60
Total current	30,646	15,608	22,653
Deferred:
Federal	(237)	2,979	(941)
State	207	759	(1,921)
Foreign	703	195	(320)
Total deferred	673	3,933	(3,182)
Income Tax Expense (Benefit)	$31,319	$19,541	$19,471

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following is a reconciliation of expected income tax expense (benefit) (computed by applying the federal statutory income tax rate to income before taxes) to actual income tax expense (benefit) (in thousands):

	2016		2015		2014

Expected Income Tax Expense	$30,785	35.0%	$19,839	35.0%	$21,841	35.0%
State income taxes, net of federal income tax	2,514	2.9%	1,597	2.8%	2,209	3.5%
Valuation allowance	339	0.4%	409	0.7%	(1,540)	-2.5%
Section 199 Qualified Production Activities deduction	(1,513)	-1.7%	(998)	-1.8%	(1,342)	-2.2%
Unrecognized tax expense (benefit)	(479)	-0.5%	(641)	-1.1%	(904)	-1.4%
Other, net	(327)	-0.4%	(665)	-1.2%	(793)	-1.3%
Actual income tax expense (benefit)	$31,319	35.6%	$19,541	34.5%	$19,471	31.2%

The deferred income tax asset and liability balances at June 30 (in thousands) include:

	2016	2015
Deferred tax assets:
Employee compensation accruals	4,343	4,555
Stock based compensation	2,665	2,639
Deferred rent credits	6,705	5,943
Net operating loss carryforwards	3,375	4,059
Goodwill	1,729	2,748
Other, net	2,659	3,241
Total deferred tax assets	21,476	23,185
Less: Valuation allowance	(2,155)	(1,816)
Net deferred tax assets	$19,321	$21,369

	2016	2015
Deferred tax liabilities:
Property, plant and equipment	654	1,358
Intangible assets other than goodwill	14,260	14,261
Commissions	3,478	3,999
Other, net	-	149
Total deferred tax liability	18,392	19,767
Total net deferred tax asset	$929	$1,602

The deferred tax balances are classified in the Consolidated Balance Sheets as follows at June 30 (in thousands):

	2016	2015
Current assets	$3,174	$2,301
Non-current assets	3,001	3,932
Current liabilities	-	-
Non-current liabilities	5,246	4,631
Total net deferred tax asset	$929	$1,602

Current deferred tax assets and liabilities and non-current deferred tax assets and liabilities have been presented net in the Consolidated Balance Sheets.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We evaluate our deferred taxes to determine if the “more likely than not” standard of evidence has not been met thereby supporting the need for a valuation allowance. A valuation allowance must be established for deferred tax assets when it is less than 50% likely that assets will be realized. At June 30 of 2016 and 2015, such an allowance was in place against the Belgian foreign tax assets, and at June 30, 2016 this valuation allowance was approximately $2.2 million.

The Company’s deferred income tax assets at June 30, 2016 with respect to the net operating losses expire as follows (in thousands):

	Deferred	Net Operating
	Income	Loss
	Tax Assets	Carryforwards
United States (State), expiring between 2017 and 2032	$1,086	$24,130
Foreign, Expiring in 2034	2,289	6,809

Deferred U.S. federal income taxes are not provided for unremitted foreign earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested.

Uncertain Tax Positions

We recognize interest and penalties related to income tax matters as a component of income tax expense. If the $2.2 million of unrecognized tax benefits and related interest and penalties as of June 30, 2016 were recognized, approximately $1.4 million would be recorded as a benefit to income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits including related interest and penalties as of June 30, 2016 and 2015 is as follows (in thousands):

	2016	2015
Beginning balance	$3,117	$4,699
Additions for tax positions taken	776	568
Reductions for tax positions taken in prior years	(1,530)	(1,555)
Settlements	(193)	(596)
Ending balance	$2,170	$3,117

It is reasonably possible that various issues relating to approximately $0.4 million of the total gross unrecognized tax benefits as of June 30, 2016 will be resolved within the next twelve months as exams are completed or statutes expire. If recognized, approximately $0.3 million of unrecognized tax benefits would reduce our tax expense in the period realized. However, actual results could differ from those currently anticipated.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by the taxing authorities in such major jurisdictions as the U.S. Canada, Mexico, Belgium and Honduras. As of June 30, 2016, the Company and certain subsidiaries are currently under audit from 2010 through 2015 in the U.S. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant.

(12)     Employee Retirement Programs

The Ethan Allen Retirement Savings Plan

The Ethan Allen Retirement Savings Plan (the "Savings Plan") is a defined contribution plan, which is offered to substantially all of our employees who have completed three consecutive months of service regardless of hours worked. We may, at our discretion, make a matching contribution to the 401(k) portion of the Savings Plan on behalf of each participant. Total 401(k) Company match expense amounted to $3.4 million in 2016, $3.3 million in 2015, and $2.8 million in 2014. The contribution was made entirely in cash in 2016, 2015 and 2014.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Other Retirement Plans and Benefits

Ethan Allen provides additional benefits to selected members of senior and middle management in the form of previously entered deferred compensation arrangements and a management cash bonus and other incentive programs. The total cost of these benefits was $3.6 million, $3.7 million, and $3.5 million in 2016, 2015 and 2014, respectively.

(13)     Litigation

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

 ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(14)     Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the fiscal year ended June 30, 2016 (in thousands):

Foreign
currency
translation
adjustments
Balance June 30, 2015	$(2,638)
Changes before reclassifications	(2,208)
Amounts reclassified from accumulated other comprehensive income	-
Current period other comprehensive income	(2,208)
Balance June 30, 2016	$(4,846)

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

	Fiscal Year Ended June 30,
	2016	2015	2014
Case Goods	32%	34%	36%
Upholstered Products	51%	48%	48%
Home Accessories and Other	17%	18%	16%
	100%	100%	100%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A breakdown of retail sales by product line for each of the last three fiscal years ended June 30 is provided below:

	Fiscal Year Ended June 30,
	2016	2015	2014
Case Goods	30%	32%	33%
Upholstered Products	48%	45%	45%
Home Accents and Other	22%	23%	22%
	100%	100%	100%

Information for each of the last three fiscal years ended June 30 is provided below (in thousands):

	2016	2015	2014
Net sales:
Wholesale segment	$491,467	$469,384	$453,607
Retail segment	626,511	579,713	580,739
Elimination of inter-company sales	(323,776)	(294,497)	(287,687)
Consolidated Total	$794,202	$754,600	$746,659

Operating income (loss):
Wholesale segment	$74,412	$66,988	$57,816
Retail segment	16,450	1,726	10,515
Adjustment of inter-company profit (1)	(1,683)	(2,780)	1,305
Consolidated Total	$89,179	$65,934	$69,636

Depreciation & Amortization:
Wholesale segment	$7,587	$8,044	$7,887
Retail segment	11,766	11,098	10,043
Consolidated Total	$19,353	$19,142	$17,930

Capital expenditures:
Wholesale segment	$12,446	$9,427	$11,013
Retail segment	10,521	10,360	8,292
Acquisitions	165	1,991	-
Consolidated Total	$23,132	$21,778	$19,305

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

	June 30	June 30	June 30
	2016	2015	2014
Total Assets:
Wholesale segment	$271,116	$295,949	$339,271
Retail segment	339,942	341,886	344,025
Inventory profit elimination (2)	(33,649)	(31,858)	(28,862)
Consolidated Total	$577,409	$605,977	$654,434

(1)	Represents the change in wholesale profit contained in Ethan Allen design center inventory at the end of the period.

(2)	The wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

Our international net sales are comprised of our wholesale segment sales to independent retailers and our retail segment sales to consumers through the Company operated design centers. The number of international design centers, and the related net sales as a percent of our consolidated net sales is shown in the following table.

	Fiscal Year Ended June 30,
	2016	2015	2014
Independent design centers	103	97	91
Company operated design centers	6	7	8
Total international design centers	109	104	99

Percentage of consolidated net sales	9.2%	11.6%	10.6%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(16) Selected Quarterly Financial Data (Unaudited)

Tabulated below is selected financial data for each quarter of the fiscal years ended June 30, 2016, 2015, and 2014 (in thousands, except per share data):

	Quarter Ended
	September 30	December 31	March 31	June 30
Fiscal 2016:
Net Sales	$190,391	$207,535	$190,583	$205,693
Gross profit	104,673	116,058	105,717	115,788
Net income	13,147	16,534	10,178	16,778
Earnings per basic share	0.46	0.58	0.37	0.60
Earnings per diluted share	0.46	0.58	0.36	0.60
Dividends declared per common share	0.14	0.14	0.17	0.17

Fiscal 2015:
Net Sales	$190,706	$197,067	$173,259	$193,568
Gross profit	104,803	106,074	94,110	106,176
Net income	11,879	10,038	2,536	12,689
Earnings per basic share	0.41	0.35	0.09	0.44
Earnings per diluted share	0.41	0.34	0.09	0.44
Dividends declared per common share	0.12	0.12	0.12	0.14

Fiscal 2014:
Net Sales	$181,659	$193,104	$173,061	$198,835
Gross profit	98,743	105,999	93,130	108,624
Net income	9,034	11,555	5,258	17,084
Earnings per basic share	0.31	0.40	0.18	0.59
Earnings per diluted share	0.31	0.39	0.18	0.58
Dividends declared per common share	0.10	0.10	0.10	0.10

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and June 30, 2015

(in thousands):

June 30, 2016
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$60,479	$-	$-	$60,479
Available-for-sale securities	-	-	-	-
Total	$60,479	$-	$-	$60,479

June 30, 2015
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$84,192	$-	$-	$84,192
Available-for-sale securities	-	2,198	-	2,198
Total	$84,192	$2,198	$-	$86,390

Cash equivalents consist of money market accounts, and mutual funds in U.S. government and agency fixed income securities. We use quoted prices in active markets for identical assets or liabilities to determine fair value. There were no transfers between level 1 and level 2 during fiscal years 2016 or 2015. At June 30, 2016 and 2015, $7.8 million and $8.0 million, respectively, of cash equivalents were restricted and classified as a long-term asset.

We did not hold any available-for-sale securities at June 30, 2016 as all municipal bonds matured and the proceeds were transferred to our operating cash accounts. As of June 30, 2015, available for sale securities consisted of $2.2 million in U.S. municipal bonds, with maturities of less than two years, and were rated A/A2 or better by S&P/Moody’s respectively. There were no material gross unrealized gains or losses on available-for-sale securities at June 30, 2016 or June 30, 2015.

The contractual maturities of our available-for-sale investments as of June 30, 2015 were as follows (in thousands):

June 30, 2015
		Amortized	Estimated
	Cost	Cost	Fair Value
Due in one year or less	$2,296	$2,155	$2,198
Due after one year through five years	$-		$-

There were no proceeds from sales of investments available for sale in fiscal 2016 and $15.4 million during fiscal 2015, resulting in no material gain or loss in either period. There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including our cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended June 30, 2015, we determined that certain long-lived assets of our retail design centers in Belgium were impaired, and an impairment charge of $0.8 million was recorded at that time.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(18)     Restricted Cash and Investments

At June 30, 2016 and 2015 we held $7.8 million and $8.0 million, respectively, of cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation and other insurance liabilities. These restricted funds, which can be invested by us in money market mutual funds, and U.S. Treasuries and U.S. Government agency fixed income instruments with maturities of two years or less, cannot be withdrawn from our account without the prior written consent of the secured parties. These restricted funds are classified as long-term assets because they are not expected to be used within one year to fund operations. See also Note 17, “Financial Instruments”.

(19)     Subsequent Events

None.

(20)     Valuation and Qualifying Accounts

The following table provides information regarding the Company’s sales discounts, sales returns and allowance for doubtful accounts (in thousands):

		Additions
	Balance at	(Reductions)	Adjustments	Balance at
	Beginning	Charged to	and/or	End of
	of Period	Income	Deductions	Period
Accounts Receivable:
Sales discounts, sales returns and allowance for doubtful accounts:
June 30, 2016	$1,386	$253	$-	$1,639
June 30, 2015	1,442	(56)	-	1,386
June 30, 2014	$1,230	$212	$-	$1,442

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer("CFO"), as appropriate, to allow timely decisions regarding required financial disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted to the SEC is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Management has assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2016, as stated in their report included under Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

During fiscal 2016, we adopted the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control–Integrated Framework to review, document and test our internal control over financial reporting. We may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 is incorporated by reference to Ethan Allen Interiors Inc. proxy statement for the Annual Meeting of Shareholders scheduled to be held on November 16, 2016 (the "Proxy Statement") to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2016 fiscal year.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Identification of Executive Officers

The information set forth under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this form 10-K is also incorporated by reference in this section.

Audit Committee Financial Expert

Our Board of Directors has determined that we have four "audit committee financial experts", as defined under Item 407(d)(5)(ii) of Regulation S-K of the Securities Exchange Act of 1934, currently serving on our Audit Committee. Those members of our Audit Committee who are deemed to be audit committee financial experts are as follows:

James B. Carlson Clinton A. Clark Domenick J. Esposito James W. Schmotter

All persons identified as audit committee financial experts are independent from management as defined by the applicable listing standards of the New York Stock Exchange.

The remaining information required by this Item will be included in and is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2016 fiscal year, or our 2016 Proxy Statement.

Item 11. Executive Compensation

The information required by this Item will be included in and is incorporated herein by reference from our 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated by reference to the sections entitled ["Equity Compensation Plan Information"] and ["Security Ownership of Common Stock of Certain Owners and Management"] in the 2016 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the section entitled ["Certain Relationships and Related Party Transactions"] and ["Corporate Governance —Director Independence "] in the 2016 Proxy Statement.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the sections entitled ["Audit Fees"] and ["Audit and Non-Audit Engagement Pre-Approval Policy "] in the 2016 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)

Financial Statements. Our Consolidated Financial Statements, included under Item 8 hereof, as required at June 30, 2016 and 2015, and for the years ended June 30, 2016, 2015 and 2014 consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders' Equity

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules. None.

(b)	The following Exhibits are filed as part of this report on Form 10-K:

Exhibit Number	Exhibit

3 (a)

Restated Certificate of Incorporation of the Company dated as of March 23, 1993, Certificate of Amendment to Restated Certificate of Incorporation dated as of August 5, 1997, Second Certificate of Amendment to Restated Certificate of Incorporation dated as of March 27, 1998, Third Certificate of Amendment to Restated Certificate of Incorporation dated as of April 28, 1999, Fourth Amendment to Restated Certificate of Incorporation dated as of December 5, 2013, Fifth Amendment to Restated Certificate of Incorporation dated as of December 11, 2015 (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed with the SEC on January 27, 2016)

3 (b)

Certificate of Designations relating to the New Convertible Preferred Stock dated as of March 23, 1993 (incorporated by reference to Exhibit 3(b) to the Annual Report on Form 10‐K of the Company filed with the SEC on August 8, 2012)

3 (c)

Certificate of Designations of Series C Junior Participating Preferred Stock dated as of July 3, 1996, and Certificate of Amendment of Certificate of Designations of Series C Junior Participating Preferred Stock dated as of December 27, 2004 (incorporated by reference to Exhibit 3(c) to the Annual Report on Form 10‐K of the Company filed with the SEC on August 8, 2012)

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

Second Amended and Restated Private Label Consumer Credit Card Program Agreement, dated as of July 23, 2007, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc. and GE Money Bank (incorporated by reference to Exhibit 10(e)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 5, 2007)(confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

10 (d)-1

First Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement, dated as of July 25, 2008, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc. and GE Money Bank (incorporated by reference as Exhibit 10(e)-1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 10, 2010)

10 (d)-2

Second Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement, dated as of February 16, 2010, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc. and GE Money Bank (incorporated by reference as Exhibit 10(e)-2 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 10, 2010) (confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

10 (d)-3

Third Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement, dated as of June 30, 2011, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc. and GE Money Bank (incorporated by reference to Exhibit 10(e)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 3, 2010) (confidential treatment under Rule 24b-2 requested as to certain portions which are omitted and filed separately with the SEC)

10 (d)-4

Fourth Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement dated as of January 1, 2014, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc., and GE Capital Retail Bank (incorporated by reference to Exhibit 10(d)-4 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on January 31, 2014) (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

10 (d)-5

Fifth Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement effective as of July 1, 2015, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc., and Synchrony Bank  (incorporated by reference to Exhibit 10.(D)‐5 to the Annual Report on Form 10‐K of the Company filed with the SEC on August 12, 2015)

10 (e)

Employment Agreement between the Company and M. Farooq Kathwari dated October 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Repot on Form 8-K filed with the SEC on October 2, 2015)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

10 (e)-1	Form of Performance-Based Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Repot on Form 8-K filed with the SEC on October 2, 2015)

10 (e)-2	Change in Control Severance Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Repot on Form 8-K filed with the SEC on October 2, 2015)

10 (f)-1

Credit Agreement, dated as of May 29, 2009, among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P. Morgan Chase Bank, N.A., and Capital One Leverage Finance Corp (confidential treatment requested as to certain portions (Incorporated by reference to Exhibit 10(g)-2 to the Annual Report on Form 10-K of the Company filed with the SEC on August 24, 2009)

10 (f)-2

Amendment No. 1, dated as of October 23, 2009 to the Credit Agreement dated May 29, 2009, among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P.Morgan Chase Bank, N.A., and the lenders thereunder (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 9, 2009).

10 (f)-3

Amendment No. 2, dated as of March 25, 2011, to the Credit Agreement dated May 29, 2009, among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P.Morgan Chase Bank, N.A., and Wells Fargo Bank, National Association (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 5, 2011)

10 (f)-4

Amended and Restated Credit Agreement, dated October 21, 2014, among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P. Morgan Chase Bank, N.A., and Capital One, National Association (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on October 22, 2014)

10 (f)-5

Amendment No. 2 Dated as of September 10, 2015 to Amended and restated credit agreement dated as of October 21, 2014 among Ethan Allen Global, Inc., and J.P. Morgan Chase Bank, N.A. as Administrative Agent and Syndication Agent, and Capital One, National Association as Documention Agent dated as of October 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s QuarterlyRepot on Form 10-Q filed with the SEC on September 11, 2015)

10 (f)-6

Amendment No. 3, dated as of January 22, 2016, to the Amended and Restated Credit Agreement dated as of October 21, 2014 among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P.Morgan Chase Bank, N.A. and Capital One, National Association (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 27, 2016).

10 (g)	Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 10(f) to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2007)

10 (g)-1	Form of Option Agreement for Grants to Independent Directors (incorporated by reference to Exhibit 10(h)-4 to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2005)

10 (g)-2	Form of Option Agreement for Grants to Employees (incorporated by reference to Exhibit 10(h)-5 to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2005

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

	10 (g)-3	Form of Restricted Stock Agreement for Executives (incorporated by reference to Exhibit 10(f)-1 to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2007)

	10 (g)-4	Form of Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10(f)-2 to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2007)

	10 (g)-5	Form of performance condition option agreement for employees (incorporated by reference to Exhibit 10(g)-5 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 1, 2014)

	21	List of wholly-owned subsidiaries of the Company

	23	Consent of KPMG LLP

	31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Labels Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Furnished herewith.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHAN ALLEN INTERIORS INC.

(Registrant)

By/s/ M. Farooq Kathwari
DATE: August 8, 2016	(M. Farooq Kathwari)
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By/s/ Corey Whitely
DATE: August 8, 2016	(Corey Whitely)
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

/s/ M. Farooq Kathwari	Chairman, President and Chief Executive Officer
(M. Farooq Kathwari)	(Principal Executive Officer)

/s/ Corey Whitely	Executive Vice President, Administration,
(Corey Whitely)	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ John S. Bedford	Vice President, Corporate Controller
(John S. Bedford)	(Principal Accounting Officer)

/s/ James B. Carlson	Director
(James B. Carlson)

/s/ Clinton A. Clark	Director
(Clinton A. Clark)

/s/ John J. Dooner Jr.	Director
(John Dooner)

/s/ Domenick J. Esposito	Director
(Dominick Esposito)

/s/ Mary Garrett	Director
(Mary Garrett)

/s/ James W. Schmotter	Director
(James W. Schmotter)

/s/ Tara I. Stacom	Director
(Tara I. Stacom)

Date: August 8, 2016