Form 10-Q
period 2016-09-30
ETHAN ALLEN INTERIORS INC
filed 2016-10-26
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

At October 21, 2016, there were 27,650,618 shares of Class A Common Stock, par value $.01, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	September 30, 2016	June 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,254	$52,659
Accounts receivable, less allowance for doubtful accounts of $1,539 at September 30, 2016 and $1,639 at June 30, 2016	9,867	9,467
Inventories	159,343	162,323
Prepaid expenses and other current assets	24,494	23,755
Total current assets	262,958	248,204
Property, plant and equipment, net	273,455	273,615
Goodwill and other intangible assets	45,128	45,128
Restricted cash and investments	7,302	7,820
Other assets	2,750	2,642
Total assets	$591,593	$577,409

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$2,941	$3,001
Customer deposits	62,392	60,958
Accounts payable	20,857	15,437
Accrued compensation and benefits	23,113	22,067
Accrued expenses and other current liabilities	25,393	21,884
Total current liabilities	134,696	123,347
Long-term debt	38,147	38,837
Other long-term liabilities	22,958	23,023
Total liabilities	195,801	185,207
Shareholders' equity:
Class A common stock	489	489
Additional paid-in-capital	376,065	374,972
Less: Treasury stock (at cost)	(628,300)	(624,932)
Retained earnings	653,122	646,315
Accumulated other comprehensive income (loss)	(5,776)	(4,846)
Total Ethan Allen Interiors Inc. shareholders' equity	395,600	391,998
Noncontrolling interests	192	204
Total shareholders' equity	395,792	392,202
Total liabilities and shareholders' equity	$591,593	$577,409

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three months ended September 30,
	2016	2015
Net sales	$193,287	$190,391
Cost of sales	84,820	85,718
Gross profit	108,467	104,673
Selling, general and administrative expenses	90,130	83,773
Operating income	18,337	20,900
Interest and other income (expense)	143	126
Interest and other related financing costs	323	456
Income before income taxes	18,157	20,570
Income tax expense	6,628	7,423
Net income	$11,529	$13,147

Per share data:
Basic earnings per common share:
Net income per basic share	$0.42	$0.46
Basic weighted average common shares	27,725	28,410
Diluted earnings per common share:
Net income per diluted share	$0.41	$0.46
Diluted weighted average common shares	28,012	28,673

Comprehensive income:
Net income	$11,529	$13,147
Other comprehensive income
Currency translation adjustment	(930)	(984)
Other	(12)	6
Other comprehensive income (loss) net of tax	(942)	(978)
Comprehensive income	$10,587	$12,169

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three months ended September 30,
	2016	2015
Operating activities:
Net income	$11,529	$13,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,999	4,783
Compensation expense related to share-based payment awards	804	427
Provision (benefit) for deferred income taxes	169	(218)
(Gain) loss on disposal of property, plant and equipment	666	106
Other	(148)	(482)
Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(400)	(158)
Inventories	2,980	(4,651)
Prepaid and other current assets	(1,493)	1,519
Customer deposits	1,434	(1,393)
Accounts payable	2,052	1,202
Accrued expenses and other current liabilities	4,554	1,269
Other assets and liabilities	370	503
Net cash provided by operating activities	27,516	16,054

Investing activities:
Proceeds from the disposal of property, plant & equipment	1,258	1
Change in restricted cash and investments	518	207
Capital expenditures	(7,440)	(3,138)
Sales of marketable securities	-	2,150
Other investing activities	42	52
Net cash provided by (used in) investing activities	(5,622)	(728)

Financing activities:
Payments on long-term debt and capital lease obligations	(829)	(809)
Payment of cash dividends	(4,738)	(3,992)
Other financing activities	306	447
Net cash provided by (used in) financing activities	(5,261)	(4,354)
Effect of exchange rate changes on cash	(38)	(146)
Net increase in cash & cash equivalents	16,595	10,826
Cash & cash equivalents at beginning of period	52,659	76,182
Cash & cash equivalents at end of period	$69,254	$87,008

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three Months Ended September 30, 2016

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- Controlling Interests	Total
Balance at June 30, 2016	$489	$374,972	$(624,932)	$(4,846)	$646,315	$204	$392,202

Stock issued on share-based awards	-	306	-	-	-	-	306

Compensation expense associated with share-based awards	-	804	-	-	-	-	804

Tax benefit associated with exercise of share based awards	-	(17)	-	-	-	-	(17)

Purchase/retirement of company stock	-	-	(3,368)	-	-	-	(3,368)

Dividends declared on common stock	-	-	-	-	(4,722)	-	(4,722)

Comprehensive income	-	-	-	(930)	11,529	(12)	10,587
Balance at September 30, 2016	$489	$376,065	$(628,300)	$(5,776)	$653,122	$192	$395,792

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2016.

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination in such domestic and foreign jurisdictions. As of September 30, 2016, the Company and certain subsidiaries are currently under audit in the U.S. from 2009 through 2013. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant. It is reasonably possible that some of these audits may be completed during the next twelve months. It is reasonable to expect that various issues relating to uncertain tax benefits will be resolved within the next twelve months as exams are completed or as statutes expire and will impact the effective tax rate.

The Company’s consolidated effective tax rate was 36.5% for the three months ended September 30, 2016 and 36.1% for the three months ended September 30, 2015. Both the current and prior year effective tax rates primarily include tax expense on the corresponding taxable year’s net income, and tax and interest expense on uncertain tax positions, partially offset by the reversal and recognition of some uncertain tax positions.

(4)	Restricted Cash and Investments

At September 30, 2016 and June 30, 2016, we held $7.3 million and $7.8 million respectively, of restricted cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation insurance and other insurance. These funds can be invested in high quality money market mutual funds, U.S. Treasuries and U.S. Government agency fixed income instruments, and cannot be withdrawn without the prior written consent of the secured party. These assets are carried at cost, which approximates market value and are classified as long-term assets because they are not expected to be used within one year to fund operations. See also Note 11, “Fair Value Measurements".

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5)	Inventories

Inventories at September 30, 2016 and June 30, 2016 are summarized as follows (in thousands):

	September 30, 2016	June 30, 2016

Finished goods	$124,427	$129,627
Work in process	10,383	9,497
Raw materials	27,148	27,554
Valuation allowance	(2,615)	(4,355)
Inventories	$159,343	$162,323

(6)	Borrowings

Total debt obligations at September 30, 2016 and June 30, 2016 consist of the following (in thousands):

	September 30, 2016	June 30, 2016

Revolving Credit Facility due 10/21/2019	$25,000	$25,000
Term Loan due 10/21/2019	15,583	16,167
Capital leases and other	505	671
Total debt	41,088	41,838
Less current maturities	2,941	3,001
Total long-term	$38,147	$38,837

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

At the Company’s option, revolving loans under the Facility bear interest, based on the average availability, at an annual rate of either (a) the London Interbank Offered rate (“LIBOR”) plus 1.5% to 1.75%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.5% to 0.75%. At September 30, 2016 the annual interest rate in effect on the revolving loan was 2.0625%.

At the Company’s option, term loans under the Facility bear interest, based on the Company’s rent adjusted leverage ratio, at an annual rate of either (a) LIBOR plus 1.75% to 2.25%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.75% to 1.25%. At September 30, 2016 the annual interest rate in effect on the term loan was 2.3125%.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Company must maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 at all times. If the outstanding term loans are less than $17.5 million and the fixed charge coverage ratio equals or exceeds 1.25 to 1.0, the fixed charge coverage ratio ceases to apply and thereafter is only triggered if average monthly availability is less than 15% of the amount of the revolving credit line. During November 2015, we made a $16.5 million prepayment on the term loan, bringing the outstanding term loan to $17.3 million, and the fixed charge coverage ratio ceased to apply. Our average subsequent availability exceeded 65.0%, such that the fixed charge coverage ratio did not apply.

The Company intends to use the Facility for working capital and general corporate purposes, including dividend payments and share repurchases. At September 30, 2016 and June 30, 2016, there was $0.1 million and $0.2 million respectively, of standby letters of credit outstanding under the Facility. Total availability under the Facility was $89.9 million at September 30, 2016 and $89.8 million at June 30, 2016.

At both September 30, 2016 and June 30, 2016, we were in compliance with all of the covenants under the Facility.

The following table summarizes, as of September 30, 2016, the timing of cash payments related to our outstanding long-term debt obligations for the remaining nine months of fiscal 2017, and each of the five fiscal years subsequent to June 30, 2017, and thereafter (in thousands).

Periods ending June 30,
2017	$2,474
2018	2,815
2019	2,396
2020	34,213
2021	-
2022 and thereafter	-
Total scheduled debt payments	$41,898

(7)	Litigation

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

(8)	Share-Based Compensation

All options are issued at the closing stock price on each grant date, and have a contractual term of 10 years. A summary of stock option activity occurring during the three months ended September 30, 2016 is presented below:

Shares
Outstanding as of June 30, 2016	907,073
Activity during the three months ended September 30, 2016
Granted	20,153
Exercised	(9,191)
Canceled (forfeited/expired)	(10,460)
Outstanding as of September 30, 2016	907,575
Exerciseable as of September 30, 2016	557,844

A summary of stock unit activity occurring during the three months ended September 30, 2016 is presented below.

	Units	Weighted Average Grant Date Fair Value
Non-vested units at June 30, 2016	218,050	$24.53
Granted	81,250	29.92
Vested	-	-
Canceled (forfeited/expired)	-	-
Non-vested units at September 30, 2016	299,300	25.99

At September 30, 2016, there were 1,250,264 shares of common stock available for future issuance pursuant to the Stock Incentive Plan.

(9)	Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three months ended September 30,
	2016	2015
Weighted average shares of common stock outstanding for basic calculation	27,725	28,410
Effect of dilutive stock options and other share-based awards	287	263
Weighted average shares of common stock outstanding adjusted for dilution calculation	28,012	28,673

As of September 30, 2016 and 2015, stock options to purchase 492,565 and 576,009 common shares, respectively, were excluded from the respective diluted earnings per share calculations because their impact was anti-dilutive.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10)	Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of foreign currency translation adjustments which are the result of changes in foreign currency exchange rates related to our operations in Canada, Belgium, Honduras, and Mexico, and exclude income taxes given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite time. The table following sets forth the activity in accumulated other comprehensive income for the period ended September 30, 2016 (in thousands).

Balance June 30, 2016	$(4,846)
Changes before reclassifications	$(930)
Amounts reclassified from accumulated other comprehensive income	$-
Current period other comprehensive income	$(930)
Balance September 30, 2016	$(5,776)

(11)	Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and June 30, 2016 (in thousands):

September 30, 2016
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$76,556	$-	$-	$76,556
Total	$76,556	$-	$-	$76,556

June 30, 2016
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$60,479	$-	$-	$60,479
Total	$60,479	$-	$-	$60,479

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Cash equivalents consist of money market accounts and mutual funds in U.S. government and agency fixed income securities. We use quoted prices in active markets for identical assets or liabilities to determine fair value. There were no transfers between level 1 and level 2 during the first three months of fiscal 2017 or fiscal 2016. At September 30, 2016 and June 30, 2016, $7.3 million and $7.8 million, respectively, of the cash equivalents were restricted, and classified as long-term assets.

No investments have been in a continuous loss position for more than one year, and no other-than-temporary impairments were recognized. See also Note 4, "Restricted Cash and Investments" .

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We measure certain assets at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three month period ended September 30, 2016, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis.

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

We evaluate performance of the respective segments based upon revenues and operating income. While the manner in which our home furnishings and accessories are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different. Within each segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accents and other). The proportion of wholesale segment sales by these product lines for the three months ended September 30, 2016 and 2015 is provided as follows:

	Three months ended Septermber 30,
	2016	2015
Case Goods	32%	33%
Upholstered Products	52%	49%
Home Accents and Other	16%	18%
	100%	100%

The proportion of retail segment sales by these product lines for the three months ended September 30, 2016 and 2015 is provided as follows:

	Three months ended September 30,
	2016	2015
Case Goods	30%	30%
Upholstered Products	49%	46%
Home Accents and Other	21%	24%
	100%	100%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Segment information for the three months ended September 30, 2016 and 2015 is provided below (in thousands):

	Three months ended September 30,
	2016	2015
Net sales:
Wholesale segment	$114,564	$120,455
Retail segment	152,255	146,040
Elimination of inter-company sales	(73,532)	(76,104)
Consolidated Total	$193,287	$190,391

Operating income:
Wholesale segment	$16,491	$20,587
Retail segment	1,023	1,640
Adjustment of inter-company profit (1)	823	(1,327)
Consolidated Total	$18,337	$20,900

Depreciation & Amortization:
Wholesale segment	$1,910	$1,911
Retail segment	3,089	2,872
Consolidated Total	$4,999	$4,783

Capital expenditures:
Wholesale segment	$3,639	$1,516
Retail segment	3,801	1,622
Acquisitions	-	-
Consolidated Total	$7,440	$3,138

	September 30, 2016	June 30, 2016
Total Assets:
Wholesale segment	$288,800	$271,116
Retail segment	335,711	339,942
Inventory profit elimination (2)	(32,918)	(33,649)
Consolidated Total	$591,593	$577,409

(1)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.
(2)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(13)	Recently Issued Accounting Pronouncements

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

(14)	Subsequent Events

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with (i) our Consolidated Financial Statements, and notes thereto, included in Item 1 of Part I of this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended June 30, 2016.

Forward-Looking Statements

Management's discussion and analysis of financial condition and results of operations and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our management’s beliefs and assumptions concerning future events based on information currently available to us relating to our future results. Such forward-looking statements are identified in this Quarterly Report on Form 10-Q and in documents incorporated herein by reference by use of forward-looking words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", “will”, “may”, “continue”, “project”, ”target”, “outlook”, “forecast”, “guidance”, and similar expressions and the negatives of such forward-looking words. These forward-looking statements are subject to management decisions and various assumptions about future events, and are not guarantees of future performance. A number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements, including, but not limited to: changes in global or regional political or economic conditions, including changes in governmental and central bank policies; our ability to secure debt or other forms of financing; the effect of operating losses on our ability to pay cash dividends; changes in business conditions in the furniture industry, including changes in consumer spending patterns, tastes and demand for home furnishings; competition from overseas manufacturers and domestic retailers and competitive factors such as changes in products or marketing efforts of others; effects of our brand awareness and marketing programs, including changes in demand for our existing and new products; our ability to locate new design center sites and/or negotiate favorable lease terms for additional design centers or for the expansion of existing design centers; fluctuations in interest rates and the cost, availability and quality of raw materials; pricing pressures; the effects of labor strikes; weather conditions that may affect sales; volatility in fuel, utility, transportation and security costs; the potential effects of natural disasters affecting our suppliers or trading partners; the effects of terrorist attacks or conflicts or wars involving the United States or its allies or trading partners; and those matters discussed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2016, and elsewhere in this Quarterly Report on Form 10-Q and our SEC filings. Accordingly, actual circumstances and results could differ materially from those contemplated by the forward-looking statements.

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

Critical Accounting Policies

The Company’s consolidated financial statements are based on the accounting policies used. Certain accounting polices require that estimates and assumptions be made by management for use in the preparation of the financial statements. Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results and that require subjective or complex estimates by management. There have been no material changes with respect to the Company’s critical accounting policies from those disclosed in its 2016 Annual Report on Form 10-K filed with the SEC on August 8, 2016. Also see Note 13, Recently Issued Accounting Pronouncements.

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

Our business model is to maintain continued focus on (i) communicating our messages with strong advertising and marketing campaigns, (ii) capitalizing on the strength of our interior design professionals and management in our retail design centers, (iii) utilizing ethanallen.com as a key marketing tool to drive traffic to a network of 200 North American design centers located near our demographic base, (iv) investing in new technologies across key aspects of our vertically integrated business, and (v) leveraging the benefits of our vertical integration by maintaining our manufacturing capacity in North America where we manufacture approximately 75% of our products.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Results of Operations

A summary of our consolidated operations for the quarters ended September 30, 2016 and 2015 is presented in the following table ($ in millions except per share amounts).

	Quarter ended September 30,
	2016	%	2015	%
Net sales	$193.3	100.0%	$190.4	100.0%
Gross profit	108.5	56.1%	104.7	55.0%
Selling, general and administrative expenses	90.1	46.6%	83.8	44.0%
Operating income	18.3	9.5%	20.9	11.0%
Net income	11.5	6.0%	13.1	6.9%
Earnings per diluted share	$0.41		$0.46
Net cash provided by operating activities	$27.5		$16.1

A summary of changes from the preceding fiscal year is presented in the following table.

	Quarter ended September 30,
	2016		2015
Net sales	$193.3	1.5%	$190.4	-0.2%
Operating income	18.3	-12.3%	20.9	2.1%
Net income	11.5	-12.3%	13.1	10.7%
Earnings per diluted share	$0.41	-10.9%	$0.46	12.2%
Net cash provided by operating activities	$27.5	71.4%	$16.1	135.8%

Beginning in the fall of 2014, we commenced a major transformation of our product offerings with several phases. We introduced Casual Classics during the first phase in the fall of 2014, focusing on several design projections with relaxed finishes and comfort. In the spring and summer of 2015, we launched the second phase, Romantic Classics, with design projections featuring unique, stand-alone timeless pieces with new finishes and forms, designed specifically for manufacturing primarily at our North American workshops to obtain maximum benefit from our vertical integration. We launched the third phase in the fall of 2015, during which we further developed Romantic Classics, inspired by European designs, taking inspiration from the classics and modernizing them for today’s living, with continued focus on our North American manufacturing. In our current phase, we continue to differentiate our brand by further expanding our Casual Classics, with three new design projections; Buckhead, featuring designs infused with European inspiration and Southern charm, introduced in June 2016; Santa Monica, a blend of breezy beach house and vintage farmhouse flair, introduced in July 2016; and Brooklyn, a sophisticated industrial design, introduced in August 2016. These new product offerings will be followed by the introduction of our Ethan Allen | Disney home line in November 2016. While we implement major product introductions, such as the anticipated introductions described above, our wholesale segment experiences some disruptions in manufacturing as we change tooling and methods, build prototypes and then ramp up production. In our retail segment, some disruption also occurs in our design centers as we update floor displays, and sell the remainder of our older products on clearance to make space for the new product. Our continuous product transformation in measured steps helps us minimize these disruptions and preserve our reputation for offering high-quality and fashionable products.

For the quarter ended September 30, 2016, our net sales increased slightly from the comparable prior year period due to a 4.3% increase in retail sales, partly offset by a 4.9% decrease in our wholesale segment. In our retail segment, our new introductions are being well received by consumers, and with the majority of our major product transformation behind us, our clearance sale activity during the current quarter was lower than one year ago. In our wholesale segment, production was lower in part due to the learning curve associated with producing the new Ethan Allen | Disney product introductions, as well as our desire to build inventory to support our custom quick-ship program. The Ethan Allen | Disney product is shipping to our retail design center network during October and November 2016, in preparation for a planned November 2016 launch.

Expenses during the first quarter of fiscal 2017 increased as a percentage of sales to 46.6% from 44.0% in the first quarter of fiscal 2016. This was due to increased advertising expense, expenses associated with the Ethan Allen | Disney launch, more new design center opening expenses in the current period than the prior year period, a current period loss on sale of real estate in our retail segment, and the impact of reduced sales volume in our wholesale segment. The combination of these factors resulted in earnings per diluted share of $0.41 during the first quarter of fiscal 2017 compared to $0.46 in the first quarter of fiscal 2016.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Net cash provided by operating activities during the first quarter of fiscal 2017 increased 71.4% to $27.5 million from $16.1 million in the first quarter of fiscal 2016. We paid $4.7 million in cash dividends at $0.17 per share to our shareholders during the first quarter of fiscal 2017 compared to $4.0 million at $0.14 per share during the first quarter of fiscal 2016. At September 30, 2016 we had total cash and securities of $76.6 million, and working capital of $128.3 million.

The components of consolidated revenues and operating income (loss) by business segment are as follows (in millions):

	Quarter Ended September 30,
	2016	2015
Revenue:
Wholesale segment	$114.6	$120.5
Retail segment	152.2	146.0
Elimination of inter-segment sales	(73.5)	(76.1)
Consolidated revenue	$193.3	$190.4

Operating income :
Wholesale segment	$16.5	$20.6
Retail segment	1.0	1.6
Adjustment for inter-company profit (1)	0.8	(1.3)
Consolidated operating income	$18.3	$20.9

(1)	Represents the change in wholesale profit contained in Ethan Allen operated design center inventory existing at the end of the period.

A summary by business segment of annual percentage changes from the preceeding fiscal years are presented in the following tables.

	Quarter Ended September 30,
	2016	2015
Wholesale segment
Revenue	-4.9%	-3.3%
Operating Income	-19.9%	-4.4%

	Quarter Ended September 30,
	2016	2015
Retail segment
Revenue	4.3%	0.7%
Comparable design center revenue	5.7%	0.2%
Total written orders	8.1%	-9.3%
Comparable design center written orders	8.0%	-9.8%
Operating Income	-37.6%	-6.9%

We continue to make investments to strengthen the level of service, professionalism, interior design competence, efficiency, and effectiveness of the retail network design center personnel. We believe that over time, we will continue to benefit from (i) continuous repositioning and opening of new design centers in our retail network, (ii) new product introductions, (iii) new and innovative marketing promotions and effective use of targeted advertising media, and (iv) continued use of the latest technology coupled with personal service from our interior design professionals. We believe our network of professionally trained interior design professionals differentiates us significantly from others in our industry.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We measure the performance of our retail design centers based on net sales and written orders booked on a comparable period to period basis. Comparable design centers are those which have been operating for at least 15 months. Minimal net sales derived from the delivery of customer ordered product are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design center sales in their 13th full month of Ethan Allen-owned operations. The frequency of our promotional events as well as the timing of the end of those events can impact the orders booked during a given quarter. Our international net sales are comprised of our wholesale segment sales to independent retailers and our retail segment sales to consumers through the Company operated international Design Centers. International net sales as a percent of our consolidated net sales were 10.9% for the first quarter of fiscal 2017 and 11.9% for the comparable prior year period. The following tables show selected Design Center location information.

	September 30, 2016			September 30, 2015
	Independent retailers	Company- operated	Total	Independent retailers	Company- operated	Total
Retail Design Center location activity:
Balance at beginning of period	153	143	296	155	144	299
New locations	-	2	2	2	2	4
Closures	(2)	-	(2)	(2)	(1)	(3)
Transfers	-	-	-	-	-	-
Balance at end of period	151	145	296	155	145	300
Relocations (in new and closures)	-	-	-	-	1	1

Retail Design Center geographic locations:
United States	50	139	189	57	138	195
International	101	6	107	98	7	105
Total	151	145	296	155	145	300

First Quarter Ended September 30, 2016 Compared to First Quarter Ended September 30, 2015

Consolidated net sales for the first quarter of fiscal 2017 increased $2.9 million, or 1.5% to $193.3 million from $190.4 million in the first quarter of fiscal 2016. Net sales increased in our retail segment and decreased in our wholesale segment.

Wholesale net sales for the first quarter of fiscal 2017 decreased $5.9 million, or 4.9% to $114.6 million from $120.5 million in the first quarter of fiscal 2016. At September 30, 2015 there were four less Design Centers in total as compared to September 30, 2015.

Retail net sales for the first quarter of fiscal 2017 increased $6.2 million, or 4.3% to $152.3 million from $146.0 million for the first quarter of fiscal 2016. Our new products are being well received and our marketing initiatives continue to generate consumer interest. Our clearance sales during the first quarter of fiscal 2017 decreased from the first quarter of fiscal 2016. Our retail segment currently operates the same number of Design Centers as at September 30, 2015. Our written business (new orders booked) in the first quarter of fiscal 2017 increased 8.1% from the first quarter of fiscal 2016 while comparable design center written business increased 8.0% from the first quarter of fiscal 2016.

Gross profit was $108.5 million for the first quarter of fiscal 2017, an increase of $3.8 million, or 3.6%, from $104.7 million in the first quarter of fiscal 2016 with an increase in our retail segment and a decrease in our wholesale segment. Consolidated gross margin for the first quarter of fiscal 2017 was 56.1% compared to 55.0% in first quarter of fiscal 2016. Decreased wholesale sales of 4.9% had a negative impact on our manufacturing efficiency, decreasing gross profit and gross margins. Retail sales as a percent of total sales increased to 78.8% from 76.7%, increasing our consolidated gross margin due to mix. The retail sales increase of 4.3% increased consolidated gross profit. The reduction of retail clearance sale activity compared to the prior year period also contributed to the improved gross margin.

Operating expenses for the first quarter of fiscal 2017 increased $6.4 million, or 7.6%, to $90.1 million from $83.8 million for the first quarter of fiscal 2016. In the first quarter of fiscal 2017, variable costs increased due to increased sales for the retail segment. Operating expenses in the first quarter of fiscal 2017 also increased by increased advertising expenses to support our new product launches, expenses associated with the Ethan Allen | Disney launch, and a loss on real estate dispositions as compared to no dispositions in the prior year period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Operating income and profit margin was $18.3 million, or 9.5% of net sales for the first quarter of fiscal 2017, a decrease of $2.6 million, or 12.3%, from $20.9 million, or 11.0% of net sales for the first quarter of fiscal 2016.

Wholesale operating income for the first quarter of fiscal 2017 decreased $4.1 million, or 19.9% to $16.5 million, or 14.4% of sales, from $20.6 million, or 17.1% of sales, for the first quarter of fiscal 2016, largely due to lower current period sales, expenses related to launch of the Ethan Allen | Disney home line and increased advertising expenses.

Retail operating income for the first quarter of fiscal 2017 decreased $0.6 million to $1.0 million, or 0.7% of sales, compared to $1.6 million, or 1.1% of sales for the first quarter of fiscal 2016. The lower operating margin in the first quarter of fiscal 2017 was driven primarily by higher advertising costs, new design center operating expenses and the negative impact of a loss on the sale of real estate, partly offset by the positive impact of increased sales.

Interest and other related financing costs amounted to $0.3 million in the first quarter of fiscal 2017and were $0.5 million in the first quarter of fiscal 2016.

Income tax expense for the first quarter of fiscal 2017 totaled $6.6 million compared to $7.4 million for the first quarter of fiscal 2016. Our effective tax rate was 36.5% in the first quarter of fiscal 2017 and 36.1% in the first quarter of fiscal 2016. The effective tax rate for both the first quarter of fiscal 2017 and 2016 primarily includes tax expense on that quarter’s net income, and tax and interest expense on uncertain tax positions, partially offset by the reversal and recognition of some uncertain tax positions.

Net income for the first quarter of fiscal 2017, was $11.5 million compared to $13.1 million for the first quarter of fiscal 2016. This resulted in net income per diluted share of $0.41 for the first quarter of fiscal 2017 compared to $0.46 per diluted share for the first quarter of fiscal 2016.

Liquidity and Capital Resources

At September 30, 2016, we held unrestricted cash and equivalents of $69.3 million and restricted cash and investments of $7.3 million. At June 30, 2016, we held unrestricted cash and cash equivalents of $52.7 million and restricted cash and investments of $7.8 million. Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, amounts available under the Facility, and other borrowings.

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

At the Company’s option, loans under the Facility’s revolving credit line bear interest, based on the average availability, at an annual rate of either (a) LIBOR plus 1.5% to 1.75%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.5% to 0.75%. At September 30, 2016, the annual interest rate in effect on the revolving loan was 2.0625%.

At the Company’s option, term loans under the Facility bear interest, based on the Company’s rent adjusted leverage ratio, at an annual rate of either (a) LIBOR plus 1.75% to 2.25%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.75% to 1.25%. At September 30, 2016, the annual interest rate in effect on the term loan was 2.3125%.

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

The Company intends to use the Facility for working capital and general corporate purposes, including dividend payments and share repurchases, in addition to the refinancing of our Senior Notes which occurred in March 2015. At September 30, 2016 and June 30, 2016, there was $0.1 million and $0.2 million, respectively, of standby letters of credit outstanding under the Facility. Total availability under the Facility was $89.9 million at September 30, 2016 and $89.8 million at June 30, 2016.

At both September 30, 2016 and June 30, 2016, we were in compliance with all of the covenants under the Facility.

A summary of net cash provided by (used in) operating, investing, and financing activities for the three months ended September 30, 2016 and 2015 is provided below (in millions):

	Three months ended September 30,
	2016	2015
Cash provided by (used in) operating activities
Net income plus depreciation and amortization	$16.5	$17.9
Working capital items	9.1	(2.2)
Other operating activities	1.9	0.4
Total provided by operating activities	$27.5	$16.1

Cash provided by (used in) investing activities
Capital expenditures and acquisitions	$(7.4)	$(3.1)
Net sales of marketable securities	-	2.1
Other investing activities	1.8	0.3
Total provided by (used in) investing activities	$(5.6)	$(0.7)

Cash provided by (used in) financing activities
Payments on long-term debt and capital lease obligations	$(0.8)	$(0.8)
Payment of cash dividends	(4.7)	(4.0)
Other financing activities	0.2	0.4
Total provided by (used in) financing activities	$(5.3)	$(4.4)

Cash Provided by (Used in) Operating Activities

In the first three months of fiscal 2017, cash of $27.5 million was provided by operating activities, an increase of $11.4 million from $16.1 million in the prior year comparable period. This was largely due to an increase in cash provided by working capital items in fiscal year 2017 in the ordinary course of business (primarily inventory, which decreased in the current period and increased in the prior year period, for a net difference of $7.7 million). This was partially offset by a decrease in net income. Working capital items consist of current assets (accounts receivable, inventories, prepaid and other current assets) less current liabilities (customer deposits, payables, and accrued expenses and other current liabilities).

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash Provided by (Used in) Investing Activities

In the first three months of fiscal 2017, $5.6 million of cash was used in investing activities, whereas $0.7 million was used in the first three months of fiscal 2016, which is $4.9 million less cash used in the prior year comparable period. More cash was used in the first three months of fiscal 2017 primarily due to an increase in capital expenditures and decreases in net sales of marketable securities in the current fiscal year. There were more proceeds from the sale of real estate in the current fiscal year than in the prior fiscal year, although the losses on sale were greater in the current fiscal year than in the prior fiscal year. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Cash Provided by (Used in) Financing Activities

In the first three months of fiscal 2017, $5.3 million was used in financing activities, which is $0.9 million more cash used than $4.4 million of cash used during the first three months of fiscal 2016. During the current fiscal year we increased our dividends paid by $0.7 million, paying $0.17 per share in the current period compared to $0.14 in the comparable prior year period, an increase of 21.4%. In September 2016 we repurchased 107,700 shares of our common stock for $3.4 million. However, the $3.4 million will be reflected in the second fiscal quarter financing activities because the settlement date was in October 2016. The Company has continuously paid dividends for every quarter since 1996 and we expect to continue to do so as economic conditions and liquidity permit.

Our total debt obligations at September 30, 2016 consist of the following (in millions):

Revolving Credit Facility due 10/21/2019	$25.0
Term Loan due 10/21/2019	15.6
Capital leases	1.3
Unamortized debt issuance costs	(0.8)
Total debt	41.1
Less current maturities	3.0
Total long-term	$38.1

The following table summarizes, as of September 30, 2016, the timing of cash payments related to our outstanding long-term debt obligations for the remaining three months of fiscal 2017, and each of the five fiscal years subsequent to June 30, 2017, and thereafter (in millions).

Periods ending June 30,
2017	$2.5
2018	2.8
2019	2.4
2020	34.2
2021	-
2022 and thereafter	-
Total scheduled debt payments	$41.9

We believe that our cash flow from operations, together with our other available sources of liquidity including the Facility and refinancing alternatives, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of September 30, 2016, we had working capital of $128.3 million compared to $124.9 million at June 30, 2016, an increase of $3.4 million, or 2.7%. The Company had a current ratio of 1.95 to 1 at September 30, 2016 and 2.01 to 1 at June 30, 2016.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

In addition to using available cash to fund changes in working capital, capital expenditures, acquisition activity, the repayment of debt, the payment of dividends, and debt repurchases, we have been authorized by our board of directors to repurchase shares of our common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. All of our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity. During the three months ending September 30, 2016 we repurchased the following shares of our common stock on a trade date basis:

	Three months ended September 30,
	2016	2015
Shares of common stock repurchased	107,700	-
Cost to repurchase common stock	$3,367,779	$-
Average price per share	$31.27	$-

At September 30, 2016, we had a remaining Board authorization to repurchase 1,650,160 shares of our common stock pursuant to our previously announced share repurchase program.

Contractual Obligations

There has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended June 30, 2016 as filed with the SEC on August 8, 2016.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such material program was for our consumer credit program described below, which was in place both at September 30, 2016 and June 30, 2016.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a first-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”) which was last amended effective January 2014. Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same first-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. The Program Agreement will terminate on July 31, 2019, but includes a provision for automatic one-year renewals unless either party gives notice of termination. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of the Program Agreement also contain a right for the financial services provider to demand from the Company collateral at a variable rate based on the volume of program sales if the Company does not meet certain covenants. At September 30, 2016 and June 30, 2016, no collateral was required under the Program Agreement.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into and perform in accordance with the terms and conditions of a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasions, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of September 30, 2016 and June 30, 2016, our product warranty liability totaled $1.1 million and $1.2 million, respectively.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Business Outlook

We continue to strengthen our vertically integrated structure from concept of idea, to engineering, to manufacturing, to retail and logistics. On the manufacturing side, our objective is to maintain strong manufacturing capabilities in North America, which we believe is a long-term competitive advantage that will allow us to advance our objectives of maintaining short order times, exceptional quality and improving capacity to ship custom made-to-order items more quickly, which in turn will allow us to grow our business. In September 2015, the Company announced the planned doubling of its upholstery manufacturing facility in Mexico. The expansion is expected to be completed within the next year.

Beginning in fiscal 2014, we have been undergoing a major transformation of our product offerings, which is intended to refresh over 70% of our products with the completion of the most current phase in November of 2016. We believe that we are well positioned to leverage all the actions we have taken.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. At September 30, 2016, we had $40.6 million of floating-rate debt obligations outstanding under our Facility. We currently do not engage in any interest rate hedging activity and we have no intention of doing so in the foreseeable future. Based on the average interest rate of the loans under the Facility during the quarter ended September 30, 2016, and to the extent that borrowings were outstanding, a 10% change in the interest rate would not have a material effect on our consolidated results of operations and financial condition. For information regarding the Company’s other risk factors, see Item 7A – Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended June 30, 2016 as filed with the SEC on August 8, 2016.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Executive Vice President Administration and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed with or submitted to the SEC is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the matters discussed in Part I, Item 3 - Legal Proceedings in our Annual Report on Form 10-K for the year ended June 30, 2016 as filed with the SEC on August 8, 2016. See Note 7 of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the matters discussed in “Item IA – Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2016 as filed with the SEC on August 8, 2016.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Certain information regarding purchases made by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2016 on a trade date basis is provided below:

	Period		(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2016	-	July 31, 2016	-	$-	-	1,757,860
August 1, 2016	-	August 31, 2016	-	-	-	1,757,860
September 1, 2016	-	September 30, 2016	107,700	$31.27	107,700	1,650,160

Total / Average			107,700	$31.27	107,700

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: October 26, 2016	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2016	BY: /s/ Corey Whitely
Corey Whitely
Executive Vice President Administration Chief Financial Officer and Treasurer
(Principal Financial Officer)