Form 10-Q
period 2016-12-31
ETHAN ALLEN INTERIORS INC
filed 2017-01-26
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

At January 20, 2017, there were 27,690,177 shares of Common Stock, par value $.01, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	December 31, 2016	June 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,149	$52,659
Accounts receivable, less allowance for doubtful accounts of $1,557 at December 31, 2016 and $1,639 at June 30, 2016	8,773	9,467
Inventories	160,384	162,323
Prepaid expenses and other current assets	22,110	23,755
Total current assets	248,416	248,204

Property, plant and equipment, net	271,147	273,615
Goodwill and other intangible assets	45,128	45,128
Restricted cash and investments	7,308	7,820
Other assets	2,506	2,642
Total assets	$574,505	$577,409

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$2,810	$3,001
Customer deposits	55,297	60,958
Accounts payable	12,969	15,437
Accrued compensation and benefits	21,184	22,067
Accrued expenses and other current liabilities	19,548	21,884
Total current liabilities	111,808	123,347
Long-term debt	37,533	38,837
Other long-term liabilities	23,680	23,023
Total liabilities	173,021	185,207
Shareholders' equity:
Common stock	490	489
Additional paid-in-capital	377,634	374,972
Less: Treasury stock (at cost)	(628,300)	(624,932)
Retained earnings	658,536	646,315
Accumulated other comprehensive income (loss)	(7,057)	(4,846)
Total Ethan Allen Interiors Inc. shareholders' equity	401,303	391,998
Noncontrolling interests	181	204
Total shareholders' equity	401,484	392,202
Total liabilities and shareholders' equity	$574,505	$577,409

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

 (In thousands, except per share data)

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015
Net sales	$194,672	$207,535	387,959	397,926
Cost of sales	86,548	91,477	171,368	177,195
Gross profit	108,124	116,058	216,591	220,731
Selling, general and administrative expenses	91,030	89,551	181,160	173,324
Operating income	17,094	26,507	35,431	47,407
Interest and other income (expense)	182	49	325	175
Interest and other related financing costs	324	431	647	887
Income before income taxes	16,952	26,125	35,109	46,695
Income tax expense	6,252	9,591	12,880	17,014
Net income	$10,700	$16,534	$22,229	$29,681

Per share data:
Basic earnings per common share:
Net income per basic share	$0.39	$0.58	$0.80	$1.05
Basic weighted average common shares	27,666	28,304	27,696	28,357
Diluted earnings per common share:
Net income per diluted share	$0.38	$0.58	$0.79	$1.04
Diluted weighted average common shares	27,945	28,537	27,979	28,605

Comprehensive income:
Net income	$10,700	$16,534	$22,229	$29,681
Other comprehensive income
Currency translation adjustment	(1,281)	(411)	(2,211)	(1,395)
Other	(11)	8	(23)	14
Other comprehensive income (loss) net of tax	(1,292)	(403)	(2,234)	(1,381)
Comprehensive income	$9,408	$16,131	$19,995	$28,300

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

 (In thousands)

	Six months ended
	December 31,
	2016	2015
Operating activities:
Net income	$22,229	$29,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,999	9,589
Compensation expense related to share-based payment awards	1,582	914
Provision (benefit) for deferred income taxes	371	996
(Gain) loss on disposal of property, plant and equipment	864	(1,249)
Other	(319)	(850)
Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	694	2,488
Inventories	1,939	(5,582)
Prepaid and other current assets	639	3,780
Customer deposits	(5,661)	(8,578)
Accounts payable	(2,468)	(2,721)
Accrued expenses and other current liabilities	(3,724)	(8,539)
Other assets and liabilities	1,330	1,110
Net cash provided by operating activities	27,475	21,039

Investing activities:
Proceeds from the disposal of property, plant & equipment	1,258	1,872
Change in restricted cash and investments	512	204
Capital expenditures	(11,254)	(7,374)
Sales of marketable securities	-	2,150
Other investing activities	97	93
Net cash provided by (used in) investing activities	(9,387)	(3,055)

Financing activities:
Payments on long-term debt and capital lease obligations	(1,745)	(18,225)
Purchases and retirements of company stock	(3,368)	(11,433)
Payment of cash dividends	(9,460)	(7,984)
Other financing activities	1,098	825
Net cash provided by (used in) financing activities	(13,475)	(36,817)
Effect of exchange rate changes on cash	(123)	(318)
Net increase (decrease) in cash & cash equivalents	4,490	(19,151)
Cash & cash equivalents at beginning of period	52,659	76,182
Cash & cash equivalents at end of period	$57,149	$57,031

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

 Six Months Ended December 31, 2016

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Non-Controlling Interests	Total
Balance at June 30, 2016	$489	$374,972	$(624,932)	$(4,846)	$646,315	$204	$392,202

Stock issued on share-based awards	1	1,038	-	-	-	-	1,039

Compensation expense associated with share-based awards	-	1,582	-	-	-	-	1,582

Tax benefit associated with exercise of share based awards	-	42	-	-	-	-	42

Purchase/retirement of company stock	-	-	(3,368)	-	-	-	(3,368)

Dividends declared on common stock	-	-	-	-	(10,008)	-	(10,008)

Comprehensive income	-	-	-	(2,211)	22,229	(23)	19,995
Balance at December 31, 2016	$490	$377,634	$(628,300)	$(7,057)	$658,536	$181	$401,484

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2016.

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination in such domestic and foreign jurisdictions. As of December 31, 2016, the Company and certain subsidiaries are currently under audit in the U.S. from 2009 through 2014. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant. It is reasonably possible that some of these audits may be completed during the next twelve months. It is reasonable to expect that various issues relating to uncertain tax benefits will be resolved within the next twelve months as exams are completed or as statutes expire and will impact the effective tax rate.

The Company’s consolidated effective tax rate was 36.9% and 36.7% for the three and six months ended December 31, 2016 and 36.7% and 36.4% for the three and six months ended December 31, 2015. Both the current and prior year effective tax rates primarily include tax expense on the corresponding taxable year’s net income, and tax and interest expense on uncertain tax positions, partially offset by the reversal and recognition of some uncertain tax positions.

(4)	Restricted Cash and Investments

At December 31, 2016 and June 30, 2016, we held $7.3 million and $7.8 million respectively, of restricted cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation insurance and other insurance. These funds can be invested in high quality money market mutual funds, U.S. Treasuries and U.S. Government agency fixed income instruments, and cannot be withdrawn without the prior written consent of the secured party. These assets are carried at cost, which approximates market value and are classified as long-term assets because they are not expected to be used within one year to fund operations. See also Note 11, “Fair Value Measurements".

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5)	Inventories

Inventories at December 31, 2016 and June 30, 2016 are summarized as follows (in thousands):

	December 31,	June 30,
	2016	2016

Finished goods	$122,693	$129,627
Work in process	11,287	9,497
Raw materials	28,744	27,554
Valuation allowance	(2,340)	(4,355)
Inventories	$160,384	$162,323

(6)	Borrowings

Total debt obligations at December 31, 2016 and June 30, 2016 consist of the following (in thousands):

	December 31,	June 30,
	2016	2016

Revolving Credit Facility due 10/21/2019	$25,000	$25,000
Term Loan due 10/21/2019	15,000	16,167
Capital leases	1,077	1,560
Total debt obligations	41,077	42,727
Unamortized debt issuance costs	(734)	(889)
Total debt	40,343	41,838
Less current maturities	2,810	3,001
Total long-term	$37,533	$38,837

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

At the Company’s option, revolving loans under the Facility bear interest, based on the average availability, at an annual rate of either (a) the London Interbank Offered rate (“LIBOR”) plus 1.5% to 1.75%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.5% to 0.75%. At December 31, 2016 the annual interest rate in effect on the revolving loan was 2.3125%.

At the Company’s option, term loans under the Facility bear interest, based on the Company’s rent adjusted leverage ratio, at an annual rate of either (a) LIBOR plus 1.75% to 2.25%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.75% to 1.25%. At December 31, 2016 the annual interest rate in effect on the term loan was 2.5625%.

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

The Facility includes a covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 at all times unless the outstanding term loans are less than $17.5 million and the fixed charge coverage ratio equals or exceeds 1.25 to 1.0, in which case the fixed charge coverage ratio ceases to apply and thereafter is only triggered if average monthly availability is less than 15% of the amount of the revolving credit line. The Company has met the exemption conditions and is currently exempt from the fixed charge coverage ratio covenant.

The Company intends to use the Facility for working capital and general corporate purposes, including dividend payments and share repurchases. At December 31, 2016 and June 30, 2016, there was $0.1 million and $0.2 million respectively, of standby letters of credit outstanding under the Facility. Total availability under the Facility was $89.9 million at December 31, 2016 and $89.8 million at June 30, 2016.

At both December 31, 2016 and June 30, 2016, we were in compliance with all of the covenants under the Facility.

The following table summarizes, as of December 31, 2016, the timing of cash payments related to our outstanding long-term debt obligations for the remaining six months of fiscal 2017, and each of the five fiscal years subsequent to June 30, 2017, and thereafter (in thousands).

Periods ending June 30,
2017	$1,575
2018	2,838
2019	2,420
2020	34,237
2021	7
2022 and thereafter	-
Total scheduled debt payments	$41,077

(7)	Litigation

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

All options are issued at the closing stock price on each grant date, and have a contractual term of 10 years. A summary of stock option activity occurring during the six months ended December 31, 2016 is presented below:

Shares
Outstanding as of June 30, 2016	907,073
Activity during the six months ended December 31, 2016
Granted	20,153
Exercised	(51,749)
Canceled (forfeited/expired)	(13,460)
Outstanding as of December 31, 2016	862,017
Exerciseable as of December 31, 2016	524,948

A summary of stock unit activity occurring during the six months ended December 31, 2016 is presented below.

		Weighted
		Average
		Grant Date
	Units	Fair Value
Non-vested units at June 30, 2016	218,050	$24.53
Granted	81,250	29.92
Vested	-	-
Canceled (forfeited/expired)	-	-
Non-vested units at December 31, 2016	299,300	25.99

At December 31, 2016, there were 1,253,264 shares of common stock available for future issuance pursuant to the Stock Incentive Plan.

(9)	Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015
Weighted average shares of common stock outstanding for basic calculation	27,666	28,304	27,696	28,357
Effect of dilutive stock options and other share-based awards	279	233	283	248
Weighted average shares of common stock outstanding adjusted for dilution calculation	27,945	28,537	27,979	28,605

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

As of December 31, 2016 and 2015, stock options to purchase 464,495 and 667,656 common shares, respectively, were excluded from the respective diluted earnings per share calculations because their impact was anti-dilutive.

(10)	Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of foreign currency translation adjustments which are the result of changes in foreign currency exchange rates related to our operations in Canada, Belgium, Honduras, and Mexico, and exclude income taxes given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite time. The table following sets forth the activity in accumulated other comprehensive income (loss) for the period ended December 31, 2016 (in thousands).

Balance June 30, 2016	$(4,846)
Changes before reclassifications	$(2,211)
Amounts reclassified from accumulated other comprehensive income	$-
Current period other comprehensive income (loss)	$(2,211)
Balance December 31, 2016	$(7,057)

(11)	Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and June 30, 2016 (in thousands):

December 31, 2016
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$64,457	$-	$-	$64,457
Total	$64,457	$-	$-	$64,457

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$60,479	$-	$-	$60,479
Total	$60,479	$-	$-	$60,479

Cash equivalents consist of money market accounts and mutual funds in U.S. government and agency fixed income securities. We use quoted prices in active markets for identical assets or liabilities to determine fair value. There were no transfers between level 1 and level 2 during the first six months of fiscal 2017 or fiscal 2016. At December 31, 2016 and June 30, 2016, $7.3 million and $7.8 million, respectively, of the cash equivalents were restricted, and classified as long-term assets.

No investments have been in a continuous loss position for more than one year, and no other-than-temporary impairments were recognized. See also Note 4, "Restricted Cash and Investments”.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We measure certain assets at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the six month period ended December 31, 2016, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis.

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

We evaluate performance of the respective segments based upon revenues and operating income. While the manner in which our home furnishings and accessories are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different. Within each segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accents and other). The proportion of wholesale segment sales by these product lines for the three and six months ended December 31, 2016 and 2015 is provided as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015
Case Goods	32%	33%	32%	33%
Upholstered Products	50%	50%	51%	50%
Home Accents and Other	18%	17%	17%	17%
	100%	100%	100%	100%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The proportion of retail segment sales by these product lines for the three and six months ended December 31, 2016 and 2015 is provided as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015
Case Goods	31%	30%	30%	30%
Upholstered Products	48%	48%	49%	47%
Home Accents and Other	21%	22%	21%	23%
	100%	100%	100%	100%

Segment information for the three and six months ended December 31, 2016 and 2015 is provided below (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015
Net sales:
Wholesale segment	$113,693	$126,413	$228,257	$246,868
Retail segment	156,292	164,703	308,547	$310,743
Elimination of inter-company sales	(75,313)	(83,581)	(148,845)	(159,685)
Consolidated Total	$194,672	$207,535	$387,959	$397,926

Operating income:
Wholesale segment	$14,179	$19,690	$30,670	$40,277
Retail segment	2,147	6,689	3,170	8,329
Adjustment of inter-company profit (1)	768	128	1,591	(1,199)
Consolidated Total	$17,094	$26,507	$35,431	$47,407

Depreciation & Amortization:
Wholesale segment	$1,869	$1,909	$3,779	$3,820
Retail segment	3,131	2,897	6,220	5,769
Consolidated Total	$5,000	$4,806	$9,999	$9,589

Capital expenditures:
Wholesale segment	$1,944	$2,340	$5,583	$3,856
Retail segment	1,870	1,896	5,671	3,518
Acquisitions	-	-	-	-
Consolidated Total	$3,814	$4,236	$11,254	$7,374

	December 31,	June 30,
	2016	2016
Total Assets:
Wholesale segment	$277,139	$271,116
Retail segment	328,905	339,942
Inventory profit elimination (2)	(31,539)	(33,649)
Consolidated Total	$574,505	$577,409

(1)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.
(2)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13)	Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers. This ASU provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective. We have an option to use either a retrospective approach or a cumulative effect adjustment approach to implement the guidance. The new standard is effective for us on July 1, 2018, with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements, and have not yet selected a transition approach. We plan on adopting effective July 1, 2018.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which states that inventory should be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance is effective for the Company on July 1, 2017. The new guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact on our consolidated financial statements. We plan on adopting effective July 1, 2017.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires the Company to present all deferred tax assets and liabilities as noncurrent. This pronouncement is effective for the Company on July 1, 2017, and early adoption is permitted. The Company is currently evaluating the impact on our consolidated financial statements. We plan on adopting effective July 1, 2017.

In February 2016, the FASB issued ASU 2016-02, Leases, which is intended to improve financial reporting about leasing transactions. The ASU will require lessees that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Lessors will remain largely unchanged from current GAAP. In addition, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This pronouncement is effective for the Company on July 1, 2019, and early adoption is permitted. The Company is currently evaluating the impact on our consolidated financial statements. We plan on adopting effective July 1, 2019.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Stock Compensation. The objective of this amendment is part of the FASB’s Simplification Initiative as it applies to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This pronouncement is effective for the Company on July 1, 2017, and allows for prospective, retrospective or modified retrospective adoption, depending on the area covered in the update, with early adoption permitted. The Company is currently evaluating the impact on our consolidated financial statements. We plan on adopting effective July 1, 2017.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  It is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement.  The statement requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. The Company currently does not include restricted cash as a component of cash and equivalents as presented on the statement of cash flows. The new guidance is effective for the Company on July 1, 2018, with early adoption permitted. The Company is currently evaluating the impact on our consolidated financial statements. We plan on adopting effective July 1, 2018.

(14)	Subsequent Events

None

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

We continue to make investments to strengthen the level of service, professionalism, and interior design competence, as well as to improve the efficiency of our retail operations. We believe that over time, we will continue to benefit from (i) continuous repositioning of our retail network, (ii) frequent new product introductions, (iii) new and innovative marketing promotions and effective use of targeted advertising media, and (iv) continued use of the latest technology coupled with personal service from our interior design professionals. We believe our network of professionally trained interior design professionals differentiates us significantly from others in our industry.

Beginning in the fall of 2014, we commenced a major transformation of our product offerings with several phases. We introduced Casual Classics during the first phase in the fall of 2014. In the spring and summer of 2015, we launched the second phase, Romantic Classics. We launched the third phase in the fall of 2015, during which we further developed Romantic Classics. We further expanded our Casual Classics with three new design projections; Buckhead introduced in June 2016; Santa Monica introduced in July 2016; and Brooklyn introduced in August 2016. These new product offerings were followed by the introduction of our Ethan Allen | Disney home line in November 2016. While we implement major product introductions, such as the introductions described above, our wholesale segment experiences some disruptions in manufacturing as we change tooling and methods, build prototypes and then ramp up production. In our retail segment, some disruption also occurs in our design centers as we update floor displays, and sell the remainder of our older products on clearance to make space for the new product. These disruptions may affect sales and expenses. Our continuous product transformation in measured steps helps us minimize these disruptions and preserve our reputation for offering high-quality and fashionable products.

Results of Operations

A summary of our consolidated operations is presented in the following tables. In this Item 2 of this quarterly report, unless otherwise noted, all comparisons in the discussion are from the current fiscal quarter or six month year-to-date period ended December 31, 2016 to the comparable prior year fiscal quarter or six month year-to-date period ended December 31, 2015 ($ in millions except per share amounts).

	Three months ended December 31,				Six months ended December 31,
	2016	%	2015	%	2016	%	2015	%
Net sales	$194.7	100.0%	$207.5	100.0%	388.0	100.0%	397.9	100.0%
Gross profit	108.1	55.5%	116.1	55.9%	216.6	55.8%	220.7	55.5%
Selling, general and administrative expenses	91.0	46.8%	89.6	43.1%	181.2	46.7%	173.3	43.6%
Operating income	17.1	8.8%	26.5	12.8%	35.4	9.1%	47.4	11.9%
Net income	10.7	5.5%	16.5	8.0%	22.2	5.7%	29.7	7.5%
Earnings per diluted share	$0.38		$0.58		$0.79		$1.04
Net cash provided by operating activities	$-		$5.0		$27.5		$21.0

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The components of consolidated revenues and operating income (loss) by business segment are as follows (in millions):

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Revenue:
Wholesale segment	$113.7	$126.4	$228.3	$246.9
Retail segment	156.3	164.7	308.5	310.7
Elimination of inter-segment sales	(75.3)	(83.6)	(148.8)	(159.7)
Consolidated revenue	$194.7	$207.5	$388.0	$397.9

Operating income :
Wholesale segment	$14.2	$19.7	$30.6	$40.3
Retail segment	2.1	6.7	3.2	8.3
Adjustment for inter-company profit (1)	0.8	0.1	1.6	(1.2)
Consolidated operating income	$17.1	$26.5	$35.4	$47.4

(1)	Represents the change in wholesale profit contained in Ethan Allen operated design center inventory existing at the end of the period.

We measure the performance of our retail design centers based on net sales and written orders booked on a comparable period to period basis. Comparable design centers are those which have been operating for at least 15 months. Minimal net sales derived from the delivery of customer ordered product are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design center sales in their 13th full month of Ethan Allen-owned operations. The frequency of our promotional events as well as the timing of the end of those events can impact the orders booked during a given quarter. Our international net sales are comprised of our wholesale segment sales to independent retailers and our retail segment sales to consumers through the Company operated international Design Centers. International net sales as a percent of our consolidated net sales were 8.5% for both the current and prior year quarter. The following tables show selected Design Center location information.

	December 31, 2016			December 31, 2015
	Independent retailers	Company- operated	Total	Independent retailers	Company- operated	Total
Retail Design Center location activity:
Balance at beginning of fiscal year	153	143	296	155	144	299
New locations	5	3	8	10	3	13
Closures	(3)	-	(3)	(5)	(5)	(10)
Transfers	-	-	-	-	-	-
Balance at end of period	155	146	301	160	142	302
Relocations (in new and closures)	-	-	-	1	1	2

Retail Design Center geographic locations:
United States	49	140	189	55	137	192
International	106	6	112	105	5	110
Total	155	146	301	160	142	302

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Second Quarter Ended December 31, 2016 Compared to Second Quarter Ended December 31, 2015

Consolidated net sales for the quarter decreased $12.9 million, or 6.2% to $194.7 million from $207.5 million. Sales, especially for retail, were negatively affected by macroeconomic conditions primarily centered around the election cycle, which created pullback from the consumer, and a more promotional selling environment.

Retail net sales for the quarter decreased $8.4 million, or 5.1% to $156.3 million from $164.7 million. Comparative retail net sales decreased 5.4%. Total written business (new orders booked) decreased 3.6% and comparable design center written business in the quarter decreased 4.5%.

Wholesale net sales for the quarter decreased $12.7 million, or 10.1% to $113.7 million from $126.4 million. The reduction in sales is primarily a reflection of lower sales by retail, and due to higher promotional discounts.

Gross profit was $108.1 million for the quarter, a decrease of $7.9 million, or 6.8%, from $116.1 million, with a decrease in both our retail segment and wholesale segments as a result of lower sales. Consolidated gross margin for the quarter was 55.5% compared to 55.9%. Lower sales and a change in product mix contributed to a decrease in wholesale gross margin. This was partly offset by an increase in retail gross margin, and retail sales as a percent of total consolidated sales of 80.3% for the quarter compared to 79.4% in the prior year quarter.

Operating expenses for the quarter increased $1.5 million, or 1.7%, to $91.0 million or 46.8% of net sales, from $89.6 million or 43.1% of net sales. This was primarily due to the prior year quarter $1.3 million gain on the sale of real estate in our retail segment. Compared to the prior year quarter, the current year second quarter also incurred incremental costs associated with the Ethan Allen | Disney launch and from operating more new design centers in the current year quarter than the prior year quarter.

Operating income and profit margin was $17.1 million, or 8.8% of net sales for the quarter, a decrease of $9.4 million, or 35.5%, from $26.5 million, or 12.8%.

Retail operating income for the quarter decreased $4.5 million to $2.1 million, or 1.4% of sales, compared to $6.7 million, or 4.1% of sales. The lower operating income and margin in the current quarter was driven primarily by the prior year income on the sale of real estate, reduced operating profits from more new stores operating less than 15 months in the current versus the prior year, more discounts and promotions in the current quarter, and expenses associated with the Ethan Allen | Disney new product launch. This was partly offset by an increase in average sale price, and a reduction in clearance sales in the current quarter.

Wholesale operating income for the quarter decreased $5.5 million, or 28.0% to $14.2 million, or 12.5% of sales, from $19.7 million, or 15.6% of sales. Decreases were largely due to lower current period sales and product mix.

Income tax expense for the quarter totaled $6.3 million compared to $9.6 million. Our effective tax rate was 36.9% in the quarter compared to 36.7%. The effective tax rate for both the second quarter of fiscal 2017 and 2016 primarily includes tax expense on that quarter’s net income, and tax and interest expense on uncertain tax positions, partially offset by the reversal and recognition of some uncertain tax positions.

Net income for the quarter was $10.7 million compared to $16.5 million, a decrease of 35.3%. This resulted in net income per diluted share for the quarter of $0.38 compared to $0.58, a decrease of 34.5%.

Six months Ended December 31, 2016 Compared to Six Months Ended December 31, 2015

Consolidated net sales year-to-date decreased $10.0 million, or 2.5% to $388.0 million from $397.9 million, due to lower sales in the second quarter.

Retail net sales year-to-date decreased $2.2 million, or 0.7% to $308.5 million from $310.7 million, due to the lower sales in the second quarter.

Wholesale net sales year-to-date decreased $18.6 million, or 7.5% to $228.3 million from $246.9 million, due to the lower retail sales.

Gross profit was $216.6 million year-to-date, a decrease of $4.1 million, or 1.9%, from $220.7 million, while consolidated gross margin year-to-date increased to 55.8% from 55.5%. Retail sales as a percent of total sales increased to 79.5% from 78.1%, increasing our consolidated gross margin due to mix. An increase in year-to-date average sales per unit also contributed to increased consolidated gross profit, as well as a year-to-date reduction of retail clearance sale activity.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Operating expenses year-to-date increased $7.8 million, or 4.5%, to $181.2 million from $173.3 million. The increase was primarily due to a $0.6 million loss on real estate dispositions in the current period as compared to a $1.3 million gain on real estate dispositions in the prior year period, increased advertising expenses to support our new product launches, occupancy and warehouse costs on a net increase of four design centers and expenses associated with the Ethan Allen | Disney launch.

Operating income and profit margin was $35.4 million, or 9.1% of net sales year-to-date, a decrease of $12.0 million, or 25.3%, from $47.4 million, or 11.9%.

Retail operating income year-to-date decreased $5.2 million to $3.2 million, or 1.0% of sales, compared to $8.3 million, or 2.7% of sales. The lower operating margin in the six months ended December 31, 2016 was primarily due to a loss on real estate dispositions as compared to a gain in the prior year period, increased advertising expenses to support our new product launches, occupancy and warehouse costs on a net increase of four design centers and expenses associated with the Ethan Allen | Disney launch.

Wholesale operating income year-to-date decreased $9.6 million, or 23.9% to $30.7 million, or 13.4% of sales, from $40.3 million, or 16.3% of sales largely due to lower current period sales, and increased advertising expenses.

Income tax expense year-to-date totaled $12.9 million compared to $17.0 million, and our effective tax rate was 36.7% compared to 36.4%. The effective tax rate for both the current and prior fiscal year primarily includes tax expense on that fiscal years net income, and tax and interest expense on uncertain tax positions, partially offset by the reversal and recognition of some uncertain tax positions.

Net income year-to-date, was $22.2 million compared to $29.7 million, a decrease of 25.1%. This resulted in net income per diluted share of $0.79 year-to-date compared to $1.04 per diluted share, a decrease of 24.0%.

Liquidity and Capital Resources

At December 31, 2016, we held unrestricted cash and equivalents of $57.1 million and restricted cash and investments of $7.3 million. At June 30, 2016, we held unrestricted cash and cash equivalents of $52.7 million and restricted cash and investments of $7.8 million. Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, amounts available under the Facility, and other borrowings.

For a detailed discussion of our debt obligations and timing of our related cash payments see Note 6 to the Consolidated Financial Statements included under Item 1 of this Quarterly Report.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A summary of net cash provided by (used in) operating, investing, and financing activities for the six months ended December 31, 2016 and 2015 is provided below (in millions):

	Six months ended
	December 31,
	2016	2015
Cash provided by (used in) operating activities
Net income plus depreciation and amortization	$32.2	$39.3
Working capital items	(8.6)	(19.2)
Other operating activities	3.9	0.9
Total provided by operating activities	$27.5	$21.0

Cash provided by (used in) investing activities
Capital expenditures and acquisitions	$(11.3)	$(7.4)
Net sales of marketable securities	-	2.1
Other investing activities	1.9	2.2
Total provided by (used in) investing activities	$(9.4)	$(3.1)

Cash provided by (used in) financing activities
Payments on long-term debt and capital lease obligations	$(1.7)	$(18.2)
Payment of cash dividends	(9.5)	(8.0)
Purchase/retirement of company stock	(3.4)	(11.4)
Other financing activities	1.1	0.8
Total provided by (used in) financing activities	$(13.5)	$(36.8)

Cash Provided by (Used in) Operating Activities

Year-to-date, cash of $27.5 million was provided by operating activities, an increase of $6.5 million. This was largely due to less cash used in the ordinary course of business for working capital items in fiscal year 2017. The change in other operating activities was primarily due to gains and losses on disposal of property, plant and equipment. These changes in cash provided by operating activities were partially offset by a decrease in net income. Working capital items consist of current assets (accounts receivable, inventories, prepaid and other current assets) less current liabilities (customer deposits, payables, and accrued expenses and other current liabilities).

Cash Provided by (Used in) Investing Activities

Year-to-date, $9.4 million of cash was used in investing activities, an increase of $6.3 million. The increase was primarily due to an increase in capital expenditures and a decrease in net sales of marketable securities. Current year capital expenditures were primarily for upholstery manufacturing capacity expansion, new retail design centers, and design center improvements related to the Ethan Allen | Disney launch. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Cash Provided by (Used in) Financing Activities

Year-to-date, $13.5 million was used in financing activities, which is $23.3 million less cash used than the $36.8 million of cash used during the first six months of fiscal 2016. This was primarily due to a $16.5 million prepayment on the term loan in the prior year as well as a decrease in repurchases of our common stock in the current year. During the current fiscal year to date period we paid dividends of $9.5 million compared to $8.0 million in the prior year to date period, an increase of $1.5 million, paying $0.17 per share in each of the fiscal first and second quarters compared to $0.14 in the comparable prior year periods, an increase of 21.4%. In September 2016, we repurchased 107,700 shares of our common stock for $3.4 million, which settled in October 2016. The Company has continuously paid dividends for every quarter since 1996 and we expect to continue to do so as economic conditions and liquidity permit.

We believe that our cash flow from operations, together with our other available sources of liquidity including the Facility and refinancing alternatives, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of December 31, 2016, we had working capital of $136.6 million compared to $124.9 million at June 30, 2016, an increase of $11.8 million, or 9.4%. The Company had a current ratio of 2.22 to 1 at December 31, 2016 and 2.01 to 1 at June 30, 2016.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

In addition to using available cash to fund changes in working capital, capital expenditures, acquisition activity, the repayment of debt, the payment of dividends, and debt repurchases, we have been authorized by our board of directors to repurchase shares of our common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. All of our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity. During the six months ending December 31, 2016 we repurchased the following shares of our common stock on a trade date basis:

	Six months ended
	December 31,
	2016	2015
Shares of common stock repurchased	107,700	441,329
Cost to repurchase common stock	$3,367,779	$12,203,213
Average price per share	$31.27	$27.65

At December 31, 2016, we had a remaining Board authorization to repurchase 1,650,160 shares of our common stock pursuant to our previously announced share repurchase program.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such material program was for our consumer credit program described below, which was in place both at December 31, 2016 and June 30, 2016.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”) which was last amended effective January 2014. Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. The Program Agreement will terminate on July 31, 2019, but includes a provision for automatic one-year renewals unless either party gives notice of termination. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of the Program Agreement also contain a right for the financial services provider to demand from the Company collateral at a variable rate based on the volume of program sales if the Company does not meet certain covenants. At December 31, 2016 and June 30, 2016, no collateral was required under the Program Agreement.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into and perform in accordance with the terms and conditions of a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasions, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. At both December 31, 2016 and June 30, 2016, our product warranty liability totaled $1.2 million.

Business Outlook

We continue to strengthen our vertically integrated structure from concept of idea, to engineering, to manufacturing, to retail and logistics. We intend to maintain strong manufacturing capabilities in North America, which we believe is a long-term competitive advantage that will allow us to advance our objectives of maintaining fast order delivery, exceptional quality and improving capacity to ship stocked and custom made-to-order items more quickly, which in turn will allow us to grow our business. In September 2015, the Company announced the planned doubling of its upholstery manufacturing facility in Mexico. The expansion is expected to be completed by the end of calendar 2017.

Beginning in fiscal 2014 and through this current quarter, we have completed a major transformation of our product offerings, which refreshed over 70% of our products. Now that we have completed this major transformation in November 2016, we believe that we are well positioned to leverage all the actions we have taken.

We expect the home furnishings industry to remain extremely competitive with respect to both the sourcing of products and the wholesale and retail sale of those products for the foreseeable future. Domestic manufacturers continue to face pricing pressures because of the lower manufacturing costs on imports, particularly from Asia. While we also utilize overseas sourcing for approximately one quarter of our products, we choose to differentiate ourselves by maintaining a substantial North American manufacturing base, the majority of which is located in the United States. This structure enables us to leverage our vertically integrated structure to our advantage. We continue to believe that a balanced approach to product sourcing, which includes our own North American manufacturing of about 75% of our product offerings coupled with the import of other selected products, provides the greatest degree of flexibility and shorter lead times and is the most effective approach to ensuring that acceptable levels of quality, service and value are attained.

We therefore remain cautiously optimistic about our performance due to the many strong programs already in place and others we currently plan to introduce in the coming months. Our retail strategy involves (i) a continued focus on providing relevant product offerings, a wide array of product solutions, and superior interior design solutions through our large staff of interior design professionals, (ii) continuing strong advertising and marketing campaigns to get our message across and to continue broadening our customer base, (iii) the opening of new or relocated design centers in more prominent locations, and encouraging independent retailers to do the same, (iv) leveraging the use of technology and personal service within our retail network and online through www.ethanallen.com, and (v) further expansion internationally. We believe this strategy provides an opportunity to grow our business.

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

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. At December 31, 2016, we had $40.0 million of floating-rate debt obligations outstanding under our Facility. We currently do not engage in any interest rate hedging activity and we have no intention of doing so in the foreseeable future. Based on the average interest rate of the loans under the Facility during the quarter ended December 31, 2016, and to the extent that borrowings were outstanding, a 10% change in the interest rate would not have a material effect on our consolidated results of operations and financial condition. For information regarding the Company’s other risk factors, see Item 7A – Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended June 30, 2016 as filed with the SEC on August 8, 2016.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Executive Vice President Administration and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed with or submitted to the SEC is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Certain information regarding purchases made by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended December 31, 2016 on a trade date basis is provided below:

On November 21, 2002, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 2,000,000 shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. The Board of Directors subsequently increased the aggregate authorization under the repurchase program on several occasions, the last of which was on April 13, 2015 when the aggregate authorization was increased to approximately 3,000,000 shares. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchases, if any, will be determined as market and business conditions warrant. There were no repurchases effected by the Company during the quarter ended December 31, 2016. The maximum number of shares that may yet be purchased under our publicly announced repurchase program is 1,650,160 shares.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: January 26, 2017	BY:/s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: January 26, 2017	BY:/s/ Corey Whitely
Corey Whitely
Executive Vice President Administration Chief Financial Officer and Treasurer
(Principal Financial Officer)