Form 10-Q
period 2017-03-31
ETHAN ALLEN INTERIORS INC
filed 2017-04-27
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X] Yes     [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).     [X] Yes      [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company pr an emerging growth company. See the definitions of “large accelerated filer,” "accelerated filer", "smaller reporting company", and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [   ] Yes     [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At April 20, 2017, there were 27,696,228 shares of Common Stock, par value $.01, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	March 31, 2017	June 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,677	$52,659
Accounts receivable, less allowance for doubtful accounts of $1,373 at March 31, 2017 and $1,639 at June 30, 2016	10,444	9,467
Inventories	154,225	162,323
Prepaid expenses and other current assets	24,602	23,755
Total current assets	252,948	248,204

Property, plant and equipment, net	272,122	273,615
Goodwill and other intangible assets	45,128	45,128
Restricted cash and investments	7,317	7,820
Other assets	2,388	2,642
Total assets	$579,903	$577,409

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$2,870	$3,001
Customer deposits	60,527	60,958
Accounts payable	15,617	15,437
Accrued compensation and benefits	23,166	22,067
Accrued expenses and other current liabilities	20,600	21,884
Total current liabilities	122,780	123,347
Long-term debt	27,196	38,837
Other long-term liabilities	28,818	23,023
Total liabilities	178,794	185,207
Shareholders' equity:
Common stock	490	489
Additional paid-in-capital	378,261	374,972
Less: Treasury stock (at cost)	(628,300)	(624,932)
Retained earnings	655,533	646,315
Accumulated other comprehensive income (loss)	(5,059)	(4,846)
Total Ethan Allen Interiors Inc. shareholders' equity	400,925	391,998
Noncontrolling interests	184	204
Total shareholders' equity	401,109	392,202
Total liabilities and shareholders' equity	$579,903	$577,409

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Net sales	$180,501	$190,583	$568,460	$588,509
Cost of sales	85,766	84,866	257,134	262,061
Gross profit	94,735	105,717	311,326	326,448
Selling, general and administrative expenses	90,815	89,708	271,975	263,032
Operating income	3,920	16,009	39,351	63,416
Interest and other income (expense)	(77)	149	248	324
Interest and other related financing costs	302	580	949	1,467
Income before income taxes	3,541	15,578	38,650	62,273
Income tax expense	1,259	5,400	14,139	22,414
Net income	$2,282	$10,178	$24,511	$39,859

Per share data:
Basic earnings per common share:
Net income per basic share	$0.08	$0.37	$0.89	$1.41
Basic weighted average common shares	27,691	27,827	27,694	28,181
Diluted earnings per common share:
Net income per diluted share	$0.08	$0.36	$0.88	$1.40
Diluted weighted average common shares	27,953	28,061	27,970	28,424

Comprehensive income:
Net income	$2,282	$10,178	$24,511	$39,859
Other comprehensive income
Currency translation adjustment	1,998	166	(213)	(1,229)
Other	3	6	(20)	20
Other comprehensive income (loss) net of tax	2,001	172	(233)	(1,209)
Comprehensive income	$4,283	$10,350	$24,278	$38,650

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended
	March 31,
	2017	2016
Operating activities:
Net income	$24,511	$39,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,023	14,631
Compensation expense related to share-based payment awards	2,161	1,647
Provision (benefit) for deferred income taxes	4,373	2,031
(Gain) loss on disposal of property, plant and equipment	915	(1,716)
Other	(73)	(1,024)
Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(977)	1,760
Inventories	8,098	(11,827)
Prepaid and other current assets	(1,158)	1,435
Customer deposits	(431)	(1,729)
Accounts payable	180	(2,209)
Accrued expenses and other current liabilities	(718)	(6,156)
Other assets and liabilities	1,865	1,900
Net cash provided by operating activities	53,769	38,602

Investing activities:
Proceeds from the disposal of property, plant & equipment	1,261	4,199
Change in restricted cash and investments	503	197
Capital expenditures	(15,112)	(13,824)
Sales of marketable securities	-	2,150
Other investing activities	121	140
Net cash provided by (used in) investing activities	(13,227)	(7,138)

Financing activities:
Payments on long-term debt and capital lease obligations	(12,602)	(29,038)
Purchases and retirements of company stock	(3,368)	(19,018)
Payment of cash dividends	(14,745)	(11,910)
Payment of deferred financing costs	-	(55)
Other financing activities	1,180	1,396
Net cash provided by (used in) financing activities	(29,535)	(58,625)
Effect of exchange rate changes on cash	11	(206)
Net increase (decrease) in cash & cash equivalents	11,018	(27,367)
Cash & cash equivalents at beginning of period	52,659	76,182
Cash & cash equivalents at end of period	$63,677	$48,815

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Nine Months Ended March 31, 2017

(Unaudited)

(In thousands)

				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Treasury	Comprehensive	Retained	Controlling
	Stock	Capital	Stock	Income (loss)	Earnings	Interests	Total
Balance at June 30, 2016	$489	$374,972	$(624,932)	$(4,846)	$646,315	$204	$392,202

Stock issued on share-based awards	1	1,072	-	-	-	-	1,073

Compensation expense associated with share-based awards	-	2,161	-	-	-	-	2,161

Tax benefit associated with exercise of share based awards	-	56	-	-	-	-	56

Purchase/retirement of company stock	-	-	(3,368)	-	-	-	(3,368)

Dividends declared on common stock	-	-	-	-	(15,293)	-	(15,293)

Comprehensive income	-	-	-	(213)	24,511	(20)	24,278
Balance at March 31, 2017	$490	$378,261	$(628,300)	$(5,059)	$655,533	$184	$401,109

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2016.

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to periodic examination in such domestic and foreign jurisdictions by tax authorities. The Company and certain subsidiaries are currently under audit in the U.S. from 2012 through 2014. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant. It is reasonably possible that some of these audits may be completed during the next twelve months. It is reasonable to expect that various issues relating to uncertain tax benefits will be resolved within the next twelve months as exams are completed or as statutes expire and will impact the effective tax rate.

The Company’s consolidated effective tax rate was 35.6% and 36.6% for the three and nine months ended March 31, 2017 and 34.7% and 36.0% for the three and nine months ended March 31, 2016. Both the current and prior year effective tax rates primarily include tax expense on the corresponding taxable year’s net income, and tax and interest expense on uncertain tax positions, partially offset by the reversal and recognition of some uncertain tax positions.

(4)	Restricted Cash and Investments

At March 31, 2017 and June 30, 2016, we held $7.3 million and $7.8 million respectively, of restricted cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation insurance and other insurance. These funds can be invested in high quality money market mutual funds, U.S. Treasuries and U.S. Government agency fixed income instruments, and cannot be withdrawn without the prior written consent of the secured party. These assets are carried at cost, which approximates market value and are classified as long-term assets because they are not expected to be used within one year to fund operations. See also Note 11, “Fair Value Measurements".

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5)	Inventories

Inventories at March 31, 2017 and June 30, 2016 are summarized as follows (in thousands):

	March 31,	June 30,
	2017	2016

Finished goods	$127,292	$129,627
Work in process	10,394	9,497
Raw materials	26,948	27,554
Valuation allowance	(10,409)	(4,355)
Inventories	$154,225	$162,323

(6)	Borrowings

Total debt obligations at March 31, 2017 and June 30, 2016 consist of the following (in thousands):

	March 31,	June 30,
	2017	2016

Revolving Credit Facility due 10/21/2019	$15,000	$25,000
Term Loan due 10/21/2019	14,417	16,167
Capital leases	1,300	1,560
Total debt obligations	30,717	42,727
Unamortized debt issuance costs	(651)	(889)
Total debt	30,066	41,838
Less current maturities	2,870	3,001
Total long-term	$27,196	$38,837

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

At the Company’s option, revolving loans under the Facility bear interest, based on the average availability, at an annual rate of either (a) the London Interbank Offered rate (“LIBOR”) plus 1.5% to 1.75%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.5% to 0.75%. At March 31, 2017 the annual interest rate in effect on the revolving loan was 2.5%.

At the Company’s option, term loans under the Facility bear interest, based on the Company’s rent adjusted leverage ratio, at an annual rate of either (a) LIBOR plus 1.75% to 2.25%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.75% to 1.25%. At March 31, 2017 the annual interest rate in effect on the term loan was 2.75%.

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

Quarterly installments of principal on the term loan are payable based on a straight line 15-year amortization period, with the balance due at maturity. In February 2017 we repaid $10.0 million of the revolving credit facility with excess operating cash. The Company does not expect to repay in advance any additional portion of the Facility within the next year.

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

The Company intends to use the Facility for working capital and general corporate purposes, including dividend payments and share repurchases. At March 31, 2017 and June 30, 2016, there was $0.1 million and $0.2 million respectively, of standby letters of credit outstanding under the Facility. Total availability under the Facility was $99.9 million at March 31, 2017 and $89.8 million at June 30, 2016.

At both March 31, 2017 and June 30, 2016, we were in compliance with all of the covenants under the Facility.

The following table summarizes, as of March 31, 2017, the timing of cash payments related to our outstanding long-term debt obligations for the remaining three months of fiscal 2017, and each of the five fiscal years subsequent to June 30, 2017, and thereafter (in thousands).

Periods ending June 30,
2017	$772
2018	3,009
2019	2,535
2020	24,294
2021	66
2022 and thereafter	41
Total scheduled debt payments	$30,717

(7)	Litigation

We are routinely party to various legal proceedings, including investigations or as a defendant in litigation, in the ordinary course of business. At the present time, we do not expect the outcome of any of these proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

We are also subject to various federal, state and local environmental protection laws and regulations and are involved, from time to time, in investigations and proceedings regarding environmental matters. Such investigations and proceedings typically concern air emissions, water discharges, and/or management of solid and hazardous wastes. Under these laws, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment of the disposal or release of certain hazardous materials. At the present time, we do not have environmental violations or other matters that would have a material effect on our financial condition, results of operations or cash flows or that would significantly change our operations.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Although the outcome of the various claims and proceedings against us cannot be predicted with certainty, management believes that the likelihood is remote that any currently pending claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

(8)	Share-Based Compensation

All options are issued at the closing stock price on each grant date, and have a contractual term of 10 years. A summary of stock option activity occurring during the nine months ended March 31, 2017 is presented below:

Shares
Outstanding as of June 30, 2016	907,073
Granted	20,153
Exercised	(54,242)
Canceled (forfeited/expired)	(16,639)
Outstanding as of March 31, 2017	856,345
Exerciseable as of March 31, 2017	561,394

A summary of stock unit activity occurring during the nine months ended March 31, 2017 is presented below.

		Weighted
		Average
		Grant Date
	Units	Fair Value
Non-vested units at June 30, 2016	218,050	$24.53
Granted	81,250	29.92
Vested	-	-
Canceled (forfeited/expired)	-	-
Non-vested units at March 31, 2017	299,300	25.99

At March 31, 2017, there were 1,256,443 shares of common stock available for future issuance pursuant to the Stock Incentive Plan.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9)	Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Weighted average shares of common stock outstanding for basic calculation	27,691	27,827	27,694	28,181
Effect of dilutive stock options and other share-based awards	262	234	276	243
Weighted average shares of common stock outstanding adjusted for dilution calculation	27,953	28,061	27,970	28,424

As of March 31, 2017 and 2016, stock options to purchase 467,305 and 623,983 common shares, respectively, were excluded from the respective diluted earnings per share calculations because their impact was anti-dilutive.

(10)	Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of foreign currency translation adjustments which are the result of changes in foreign currency exchange rates related to our operations in Canada, Belgium, Honduras, and Mexico, and exclude income taxes given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite time. The table following sets forth the activity in accumulated other comprehensive income (loss) for the period ended March 31, 2017 (in thousands).

Balance June 30, 2016	$(4,846)
Changes before reclassifications	$(213)
Amounts reclassified from accumulated other comprehensive income	$-
Current period other comprehensive income (loss)	$(213)
Balance March 31, 2017	$(5,059)

(11)	Fair Value Measurements

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and June 30, 2016 (in thousands):

March 31, 2017
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$70,994	$-	$-	$70,994
Total	$70,994	$-	$-	$70,994

June 30, 2016
	Level 1	Level 2	Level 3	Balance
Cash equivalents	$60,479	$-	$-	$60,479
Total	$60,479	$-	$-	$60,479

Cash equivalents consist of money market accounts and mutual funds in U.S. government and agency fixed income securities. We use quoted prices in active markets for identical assets or liabilities to determine fair value. There were no transfers between level 1 and level 2 during the first nine months of fiscal 2017 or fiscal 2016. At March 31, 2017 and June 30, 2016, $7.3 million and $7.8 million, respectively, of the cash equivalents were restricted, and classified as long-term assets.

No investments have been in a continuous loss position for more than one year, and no other-than-temporary impairments were recognized. See also Note 4, "Restricted Cash and Investments”.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We measure certain assets at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the nine month period ended March 31, 2017, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

We evaluate performance of the respective segments based upon revenues and operating income. While the manner in which our home furnishings and accessories are marketed and sold is consistent, the nature of the underlying recorded sales (i.e. wholesale versus retail) and the specific services that each operating segment provides (i.e. wholesale manufacturing, sourcing, and distribution versus retail selling) are different. Within each segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, or home accents and other). The proportion of wholesale segment sales by these product lines for the three and nine months ended March 31, 2017 and 2016 is provided as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Case Goods	32%	33%	32%	33%
Upholstered Products	53%	50%	52%	50%
Home Accents and Other	15%	17%	16%	17%
	100%	100%	100%	100%

The proportion of retail segment sales by these product lines for the three and nine months ended March 31, 2017 and 2016 is provided as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Case Goods	30%	32%	30%	31%
Upholstered Products	48%	46%	48%	47%
Home Accents and Other	22%	22%	22%	22%
	100%	100%	100%	100%

Segment information for the three and nine months ended March 31, 2017 and 2016 is provided below (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Net sales:
Wholesale segment	$110,819	$117,164	$339,076	$364,032
Retail segment	141,948	152,174	450,495	$462,917
Elimination of inter-company sales	(72,266)	(78,755)	(221,111)	(238,440)
Consolidated Total	$180,501	$190,583	$568,460	$588,509

Operating income:
Wholesale segment	$9,729	$15,764	$40,399	$56,041
Retail segment	(7,319)	629	(4,149)	8,958
Adjustment of inter-company profit (1)	1,510	(384)	3,101	(1,583)
Consolidated Total	$3,920	$16,009	$39,351	$63,416

Depreciation & Amortization:
Wholesale segment	$1,832	$2,079	$5,611	$5,899
Retail segment	3,192	2,963	9,412	8,732
Consolidated Total	$5,024	$5,042	$15,023	$14,631

Capital expenditures:
Wholesale segment	$2,193	$3,774	$7,776	$7,630
Retail segment	1,665	2,676	7,336	6,194
Acquisitions	-	-	-	-
Consolidated Total	$3,858	$6,450	$15,112	$13,824

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	March 31,	June 30,
	2017	2016
Total Assets:
Wholesale segment	$292,097	$271,116
Retail segment	318,388	339,942
Inventory profit elimination (2)	(30,582)	(33,649)
Consolidated Total	$579,903	$577,409

(1)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.
(2)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(13)	Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers. This ASU provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective. We have an option to use either a retrospective approach or a cumulative effect adjustment approach to implement the guidance. The new standard is effective for us on July 1, 2018, with early adoption permitted. We plan on adopting effective July 1, 2018, and are currently reviewing our revenue streams as they relate to this guidance. We are still assessing the overall impact this guidance will have on our consolidated financial statements and financial statement disclosures.

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

Overview

We are a leading interior design company and manufacturer and retailer of quality home furnishings. Founded over 80 years ago, today we are a leading international home fashion brand doing business in North America, Europe, Asia and the Middle East. We are vertically integrated from design through delivery, affording our clientele a value proposition of style, quality and price. We offer complementary interior design service to our clients and sell a full range of furniture products and decorative accents through ethanallen.com and a network of approximately 300 design centers in the United States and abroad. The design centers represent a mix of independent licensees and our own Company operated retail segment. We own and operate nine manufacturing facilities including six manufacturing plants and one sawmill in the United States and one manufacturing plant each in Mexico and Honduras.

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

We believe our network of professionally trained interior design professionals differentiates us significantly from our competitors. We continue to strengthen the level of service, professionalism, and interior design competence, as well as to improve the efficiency of our retail operations. We believe that over time, we will continue to benefit from (i) continuous repositioning of our retail network, (ii) frequent new product introductions, (iii) new and innovative marketing promotions and effective use of targeted advertising media, and (iv) continued use of the latest technology combined with personal service from our interior design professionals.

Beginning in the fall of 2014, we commenced a major transformation of our product offerings with several phases. We introduced Casual Classics during the first phase in the fall of 2014. In the spring and summer of 2015, we launched the second phase, Romantic Classics. We launched the third phase in the fall of 2015, during which we further developed Romantic Classics. We further expanded our Casual Classics with three new design projections; Buckhead introduced in June 2016; Santa Monica introduced in July 2016; and Brooklyn introduced in August 2016. These new product offerings were followed by the introduction of our Ethan Allen | Disney home line in November 2016. Now that we have completed this major transformation, we believe that we are well positioned to benefit from the actions taken. While we implement major product introductions, such as the introductions described above, our wholesale segment experiences some disruptions in manufacturing as we change tooling and manufacturing methods, build prototypes and then ramp up production. In our retail segment, some disruption also occurs in our design centers as we update floor displays, and sell the remainder of our older products on clearance to make space for the new product. These disruptions may affect sales and expenses. Our continuous product transformation in measured steps helps us minimize these disruptions and preserve our reputation for offering high-quality and fashionable products.

Results of Operations

A summary of our consolidated operations is presented in the following tables. In this Item 2 of this quarterly report, unless otherwise noted, all comparisons in the discussion are from the current fiscal quarter or nine month year-to-date period ended March 31, 2017 to the comparable prior year fiscal quarter or nine month year-to-date period ended March 31, 2016 ($ in millions except per share amounts).

	Three months ended March 31,				Nine months ended March 31,
	2017	%	2016	%	2017	%	2016	%
Net sales	$180.5	100.0%	$190.6	100.0%	$568.5	100.0%	$588.5	100.0%
Gross profit	94.7	52.5%	105.7	55.5%	311.3	54.8%	326.4	55.5%
Selling, general and administrative expenses	90.8	50.3%	89.7	47.1%	272.0	47.8%	263.0	44.7%
Operating income	3.9	2.2%	16.0	8.4%	39.4	6.9%	63.4	10.8%
Net income	2.2	1.2%	10.2	5.3%	24.5	4.3%	39.9	6.8%
Earnings per diluted share	$0.08		$0.36		$0.88		$1.40
Net cash provided by operating activities	$26.3		$17.6		$53.8		$38.6

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The components of consolidated revenues and operating income (loss) by business segment are as follows (in millions):

	Three months ended March 31,		Nine months ended March 31,
	2017	2016	2017	2016
Revenue:
Wholesale segment	$110.8	$117.2	$339.1	$364.0
Retail segment	141.9	152.2	450.5	462.9
Elimination of inter-segment sales	(72.2)	(78.8)	(221.1)	(238.4)
Consolidated revenue	$180.5	$190.6	$568.5	$588.5

Operating income (loss):
Wholesale segment	$9.7	$15.8	$40.4	$56.0
Retail segment	(7.3)	0.6	(4.1)	9.0
Adjustment for inter-company profit (1)	1.5	(0.4)	3.1	(1.6)
Consolidated operating income	$3.9	$16.0	$39.4	$63.4

(1)	Represents the change in wholesale profit contained in Ethan Allen operated design center inventory existing at the end of the period.

We measure the performance of our retail segment based on total net sales and total written orders booked on a comparable period to period basis. We also measure performance of our retail segment’s comparable design centers, which are those design centers that have been operating for at least 15 months. Minimal net sales derived from the delivery of customer ordered product are generated during the first three months of operations of newly opened (including relocated) design centers. Design centers acquired by us from independent retailers are included in comparable design center sales in their 13th full month of Ethan Allen-owned operations. The frequency of our promotional events as well as the timing of the end of those events can impact the orders booked during a given quarter. Our international net sales are comprised of our wholesale segment sales to independent retailers and our retail segment sales to consumers through the Company operated international design centers. International net sales as a percent of our consolidated net sales were 10.1% in the current year quarter and 8.1% in the prior year quarter. The following tables show selected design center location information.

	March 31, 2017			March 31, 2016
	Independent retailers	Company- operated	Total	Independent retailers	Company- operated	Total
Retail Design Center location activity:
Balance at beginning of fiscal year	153	143	296	155	144	299
New locations	7	5	12	14	5	19
Closures	(5)	(2)	(7)	(8)	(8)	(16)
Transfers	-	-	-	-	-	-
Balance at end of period	155	146	301	161	141	302
Relocations (in new and closures)	1	2	3	2	3	5

Retail Design Center geographic locations:
United States	49	140	189	54	136	190
International	106	6	112	107	5	112
Total	155	146	301	161	141	302

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Third Quarter Ended March 31, 2017 Compared to Third Quarter Ended March 31, 2016

Consolidated net sales for the quarter decreased $10.1 million, or 5.3% to $180.5 million from $190.6 million. Sales for the retail and wholesale segments were negatively affected by the strong 10.0% comparative increase in the prior year quarter measured against challenging macro-economic conditions in the retail environment in the United States. The decrease in sales in our wholesale and retail segments was partly offset by increases in internet and wholesale international sales.

Retail net sales for the quarter decreased $10.2 million, or 6.7% to $141.9 million from $152.2 million. Comparative retail net sales decreased 8.2%, partly offset by an increase in net sales at new locations and through the internet. There were 146 Company-operated design centers during the quarter, up from 141 in the prior year quarter. Total written business (new orders booked) decreased 7.7% and comparable design center written business in the quarter decreased 10.9%, partly offset by an increase generated through new locations.

Wholesale net sales for the quarter decreased $6.3 million, or 5.4% to $110.8 million from $117.2 million. The reduction in sales is primarily a reflection of lower sales by retail, and due to higher promotional discounts, partly offset by an increase in international sales.

Gross profit was $94.7 million for the quarter, a decrease of $11.0 million, or 10.4%, from $105.7 million, with a decrease in both our retail segment and wholesale segments. This was primarily due to a decision to reduce clearance and discontinued inventory at both our wholesale and retail segments through donation within the next three months, resulting in a total charge of $6.4 million in the quarter. Consolidated gross margin for the quarter was 52.5% compared to 55.5%. The inventory write-down associated with the donation reduced consolidated gross margin by 3.5%. Retail sales as a percent of total consolidated sales was 78.6% for the quarter compared to 79.8% in the prior year quarter.

Operating expenses for the quarter increased $1.1 million, or 1.2%, to $90.8 million or 50.3% of net sales, from $89.7 million or 47.1% of net sales. This was primarily due to increased costs in the current year for advertising costs, which increased 21% over the prior year quarter, costs associated with new retail design centers, and a prior year gain on the sale of real estate in our retail segment. These were partly offset by decreased variable costs due to reduced current year sales.

Operating income and profit margin was $3.9 million, or 2.2% of net sales for the quarter, a decrease of $12.1 million, or 75.5%, from $16.0 million, or 8.4%. The primary causes for the decrease in operating income and profit margin were the inventory write-down and lower sales in the current year.

Retail operating income for the quarter decreased $7.9 million to a loss of $7.3 million, or -5.2% of sales, compared to income of $0.6 million, or 0.4% of sales. The lower operating income and margin in the current quarter was driven primarily by increased expenses in the current year due to the inventory write-down, the prior year income on the sale of real estate, and the impact of reduced current year sales. This was partly offset by reduced clearance and promotional expenses in the current year.

Wholesale operating income for the quarter decreased $6.0 million, or 38.3% to $9.7 million, or 8.8% of sales, from $15.8 million, or 13.5% of sales. Decreases were largely due to the inventory write-down, and lower current period sales.

Income tax expense for the quarter totaled $1.3 million compared to $5.4 million. Our effective tax rate was 35.6% in the quarter compared to 34.7%. The effective tax rate for both the third quarter of fiscal 2017 and 2016 primarily includes tax expense on that quarter’s net income, and tax and interest expense on uncertain tax positions, partially offset by the reversal and recognition of some uncertain tax positions.

Net income for the quarter was $2.3 million compared to $10.2 million, a decrease of 77.6%. This resulted in net income per diluted share for the quarter of $0.08 compared to $0.36, a decrease of 77.8%.

Nine months Ended March 31, 2017 Compared to Nine Months Ended March 31, 2016

Consolidated net sales year-to-date decreased $20.0 million, or 3.4% to $568.5 million from $588.5 million, due to lower sales in the second and third quarters primarily in the wholesale segment.

Retail net sales year-to-date decreased $12.4 million, or 2.7% to $450.5 million from $462.9 million, due to the lower sales in the second and third quarters, partly offset by an increase in internet sales

Wholesale net sales year-to-date decreased $25.0 million, or 6.9% to $339.1 million from $364.0 million, due to the lower retail sales, partly offset by an increase in international sales.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Gross profit was $311.3 million year-to-date, a decrease of $15.1 million, or 4.6%, from $326.4 million, and consolidated gross margin year-to-date decreased to 54.8% from 55.5%. The decrease was primarily due to a write-down of inventory by $6.4 million in the third quarter of fiscal 2017, and reduced sales. This was partly offset by an increase in retail sales as a percent of total sales to 79.2% from 78.7%, increasing our consolidated gross margin due to mix, and a year-to-date reduction of retail clearance sale activity.

Operating expenses year-to-date increased $8.9 million, or 3.4%, to $272.0 million from $263.0 million. The increase was primarily due to a $0.6 million loss on real estate dispositions in the current period as compared to a $0.5 million gain on real estate dispositions in the prior year period, increased advertising expenses to support our new product launches, occupancy and warehouse costs on a net increase of five design centers and expenses associated with the Ethan Allen | Disney launch.

Operating income and profit margin was $39.4 million, or 6.9% of net sales year-to-date, a decrease of $24.1 million, or 37.9%, from $63.4 million, or 10.8%.

Retail operating income year-to-date decreased $13.1 million to a loss of $4.1 million, or -0.9% of sales, compared to income of $9.0 million, or 1.9% of sales. The lower operating margin in the nine months ended March 31, 2017 was primarily due to a loss on real estate dispositions as compared to a gain in the prior year period, occupancy and warehouse costs on a net increase of five design centers and expenses associated with the Ethan Allen | Disney launch.

Wholesale operating income year-to-date decreased $15.6 million, or 27.9% to $40.4 million, or 11.9% of sales, from $56.0 million, or 15.4% of sales largely due to lower current period sales, and increased advertising expenses.

Income tax expense year-to-date totaled $14.1 million compared to $22.4 million, and our effective tax rate was 36.6% compared to 36.0%. The effective tax rate for both the current and prior fiscal year primarily includes tax expense on that fiscal years net income, and tax and interest expense on uncertain tax positions, partially offset by the reversal and recognition of some uncertain tax positions.

Net income year-to-date, was $24.5 million compared to $39.9 million, a decrease of 38.5%. This resulted in net income per diluted share of $0.88 year-to-date compared to $1.40 per diluted share, a decrease of 37.1%.

Liquidity and Capital Resources

At March 31, 2017, we held unrestricted cash and equivalents of $63.7 million and restricted cash and investments of $7.3 million. At June 30, 2016, we held unrestricted cash and cash equivalents of $52.7 million and restricted cash and investments of $7.8 million. Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, amounts available under the Facility, and other borrowings.

For a detailed discussion of our debt obligations and timing of our related cash payments see Note 6 to the Consolidated Financial Statements included under Item 1 of this Quarterly Report.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A summary of net cash provided by (used in) operating, investing, and financing activities for the nine months ended March 31, 2017 and 2016 is provided below (in millions):

	Nine months ended
	March 31,
	2017	2016
Cash provided by (used in) operating activities
Net income plus depreciation and amortization	$39.5	$54.5
Working capital items	5.0	(18.7)
Other operating activities	9.3	2.8
Total provided by operating activities	$53.8	$38.6

Cash provided by (used in) investing activities
Capital expenditures and acquisitions	$(15.1)	$(13.8)
Net sales of marketable securities	-	2.2
Other investing activities	1.9	4.5
Total provided by (used in) investing activities	$(13.2)	$(7.1)

Cash provided by (used in) financing activities
Payments on long-term debt and capital lease obligations	$(12.6)	$(29.0)
Payment of cash dividends	(14.7)	(11.9)
Purchase/retirement of company stock	(3.4)	(19.0)
Other financing activities	1.2	1.3
Total provided by (used in) financing activities	$(29.5)	$(58.6)

Cash Provided by (Used in) Operating Activities

Year-to-date, cash of $53.8 million was provided by operating activities, an increase of $15.2 million. This was largely due to changes in the ordinary course of business for working capital items. A non-cash inventory write-down of $6.4 million in the third quarter of fiscal 2017 included in working capital items, is offset by a non-cash charge to pre-tax income for the same amount. The change in other operating activities was primarily due to gains and losses on disposal of property, plant and equipment. These changes in cash provided by operating activities were partially offset by a decrease in net income. Working capital items consist of current assets (accounts receivable, inventories, prepaid and other current assets) less current liabilities (customer deposits, payables, and accrued expenses and other current liabilities).

Cash Provided by (Used in) Investing Activities

Year-to-date, $13.2 million of cash was used in investing activities, an increase of $6.1 million. The increase was primarily due to a decrease in proceeds from disposal of property, plant and equipment, and a decrease in net sales of marketable securities. Current year capital expenditures were primarily for upholstery manufacturing capacity expansion, new retail design centers, and design center improvements related to the Ethan Allen | Disney launch. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Cash Provided by (Used in) Financing Activities

Year-to-date, $29.5 million was used in financing activities, which is $29.1 million less cash used than the $58.6 million of cash used during the first nine months of fiscal 2016. This was primarily due to changes in prepayments of our credit facility and common stock repurchases. During the current fiscal year, a $10.0 million pre-payment on the revolving credit facility was made, compared to prepayments in the prior year of $16.5 million on the term loan and $10.0 million on the revolving credit facility. A decrease in repurchases of our common stock in the current year was $15.7 million. During the current fiscal year to date period we paid dividends of $14.7 million compared to $11.9 million in the prior year to date period, an increase of $2.8 million, paying $0.53 per share compared to $0.42, an increase of 26.2%. In September 2016, we repurchased 107,700 shares of our common stock for $3.4 million, which settled in October 2016. The Company has continuously paid dividends for every quarter since 1996 and we expect to continue to do so as economic conditions and liquidity permit.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We believe that our cash flow from operations, together with our other available sources of liquidity including the Facility and refinancing alternatives, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of March 31, 2017, we had working capital of $130.2 million compared to $124.9 million at June 30, 2016, an increase of $5.3 million, or 4.2%. The Company had a current ratio of 2.06 to 1 at March 31, 2017 and 2.01 to 1 at June 30, 2016.

In addition to using available cash to fund changes in working capital, capital expenditures, acquisition activity, the repayment of debt, the payment of dividends, and debt repurchases, we have been authorized by our board of directors to repurchase shares of our common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. All of our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity. During the nine months ending March 31, 2017 we repurchased the following shares of our common stock on a trade date basis:

	Nine months ended
	March 31,
	2017	2016
Shares of common stock repurchased	107,700	697,799
Cost to repurchase common stock	$3,367,779	$19,346,104
Average price per share	$31.27	$27.72

At March 31, 2017, we had a remaining Board authorization to repurchase 1,650,160 shares of our common stock pursuant to our previously announced share repurchase program.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such material program was for our consumer credit program described below, which was in place both at March 31, 2017 and June 30, 2016.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”) which was last amended effective January 2014. Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. The Program Agreement will terminate on July 31, 2019, but includes a provision for automatic one-year renewals unless either party gives notice of termination. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of the Program Agreement also contain a right for the financial services provider to demand from the Company collateral at a variable rate based on the volume of program sales if the Company does not meet certain covenants. At March 31, 2017 and June 30, 2016, no collateral was required under the Program Agreement.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into and perform in accordance with the terms and conditions of a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasions, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of March 31, 2017 and June 30, 2016, our product warranty liability totaled $1.0 million and $1.2 million, respectively.

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

Beginning in fiscal 2014 and through November 2016, we completed a major transformation of our product offerings, which refreshed over 70% of our entire line of products. Now that we have completed this major transformation, we believe that we are well positioned to leverage all the actions we have taken.

During the third quarter of fiscal 2017 we expanded the reach of our Ethan Allen | Disney product program by selling a curated selection on Disneystore.com, and we received our first order for the U.S. State Department packaged home program.

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

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. At March 31, 2017, we had $29.4 million of floating-rate debt obligations outstanding under our Facility. We currently do not engage in any interest rate hedging activity and we have no intention of doing so in the foreseeable future. Based on the average interest rate of the loans under the Facility during the quarter ended March 31, 2017, and to the extent that borrowings were outstanding, a 10% change in the interest rate would not have a material effect on our consolidated results of operations and financial condition. For information regarding the Company’s other risk factors, see Item 7A – Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended June 30, 2016 as filed with the SEC on August 8, 2016.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Executive Vice President Administration and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed with or submitted to the SEC is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Certain information regarding purchases made by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2017 on a trade date basis is provided below:

On November 21, 2002, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 2,000,000 shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. The Board of Directors subsequently increased the aggregate authorization under the repurchase program on several occasions, the last of which was on April 13, 2015 when the aggregate authorization was increased to approximately 3,000,000 shares. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchases, if any, will be determined as market and business conditions warrant. There were no repurchases effected by the Company during the quarter ended March 31, 2017. The maximum number of shares that may yet be purchased under our publicly announced repurchase program is 1,650,160 shares.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: April 27, 2017	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2017	BY: /s/ Corey Whitely
Corey Whitely
Executive Vice President Administration Chief Financial Officer and Treasurer
(Principal Financial Officer)