Form 10-K
period 2017-06-30
ETHAN ALLEN INTERIORS INC
filed 2017-08-02
CIK 896156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [   ]   Yes      [X]   No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]  Yes      [   ]   No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  [X]  Yes      [   ]   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[X]	Accelerated filer [ ]
Non-accelerated filer	[ ] Do not check if smaller reporting company)	Smaller reporting company [ ]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).           [  ]   Yes      [X]  No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant on December 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $703,752,000. As of July 31, 2017, there were 27,447,215 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Certain designated information contained in the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, is incorporated by reference into Part III hereof to the extent described herein.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART I

Item 1.     Business

Overview

Incorporated in Delaware in 1989, Ethan Allen Interiors Inc., through its wholly-owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, "We," "Us," "Our," "Ethan Allen" or the "Company"), is a leading interior design company and manufacturer and retailer of quality home furnishings. Founded in 1932, today we are a leading international home fashion brand doing business in North America, Asia, the Middle East and Europe. We are vertically integrated from design through delivery, affording our clientele a value proposition of style, quality and price. We offer complimentary interior design service to our clients and sell a full range of furniture products and decorative accents through ethanallen.com and a retail network of approximately 300 design centers in the United States and abroad. The design centers represent a mix of independent licensees and our own Company operated retail segment. We own and operate nine manufacturing facilities including six manufacturing plants and one sawmill in the United States and one manufacturing plant in Mexico and one in Honduras. Approximately 75% of the products sold by the Company are manufactured in our North American plants.

Available Information

Our website is www.ethanallen.com. Information contained on our website is not part of this Annual Report on Form 10-K. Information that we furnish or file with the Securities and Exchange Commission (the "SEC"), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to, or exhibits included in, these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. Our SEC filings, including exhibits filed therewith, are also available on the SEC’s website at www.sec.gov. You may obtain and copy any document we furnish or file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

Operating Segments

Our wholesale and retail operating segments represent strategic business areas of our vertically integrated enterprise that operate separately and provide their own distinctive services. This vertical structure enables us to offer our complete line of home furnishings and accents more effectively while controlling quality and cost. We evaluate performance of the respective segments based upon revenues and operating income. Inter-segment transactions result, primarily, from the wholesale sale of inventory to the retail segment, including the related profit margin. For certain financial information regarding our operating segments, see Note 15 to the Consolidated Financial Statements included under Item 8 of this Annual Report and incorporated herein by reference.

As of June 30, 2017, the Company operated 148 design centers (our retail segment) and our independent retailers operated 155 design centers. Our wholesale segment net sales include sales to our retail segment, which are eliminated in consolidation, and sales to our independent retailers. Our retail segment net sales accounted for 79% of our consolidated net sales in fiscal 2017. Our wholesale segment net sales to independent retailers accounted for 21%, including approximately 11.9% of our consolidated net sales in fiscal 2017 to ten of our largest independent retailers, operating 101 design centers.

Wholesale Segment Overview:

The wholesale segment, principally involved in the development of the Ethan Allen brand, encompasses all aspects of design, manufacture, sourcing, marketing, sale, and distribution of our broad range of home furnishings and accents. Wholesale revenue is generated upon the sale and shipment of our products to our retail network of independently operated design centers and Company operated design centers.

Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery, and home accents and other). Case goods include items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture, and wooden accents. Upholstery items include sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather. Skilled artisans cut, sew and upholster custom-designed upholstery items which are available in a variety of frame, fabric and trim options. Home accent and other items include window treatments and drapery hardware, wall decor, florals, lighting, clocks, mattresses, bedspreads, throws, pillows, decorative accents, area rugs, wall coverings and home and garden furnishings.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Wholesale net sales for each of the last three fiscal years, allocated by product line, were as follows:

	Fiscal Year Ended June 30,
	2017	2016	2015
Case Goods	33%	32%	34%
Upholstered Products	51%	51%	48%
Home Accents and Other	16%	17%	18%
	100%	100%	100%

We offer a mix of custom made-to-order and in-stock product programs. Our wholesale backlogs as of June 30, 2017 and June 30, 2016, were approximately $47.4 million and $40.3 million respectively. Because the size of our backlog at a given time may not be indicative of our future revenues, we do not rely entirely on backlogs to predict future revenues.

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

Retail Segment Overview:

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

We measure the performance of our design centers based on net sales and written orders booked on a comparable period basis. Comparable design centers are those which have been operating for at least 15 months, including relocated design centers provided the original and relocated design center location had been operating for at least 15 months on a combined basis. During the first three months of operations of newly opened design centers, written orders are booked but minimal net sales are achieved through the delivery of products. Design centers we acquire from independent retailers are included in comparable design center sales in their 13th full month of Ethan Allen-owned operations. The frequency of our promotional events as well as the timing of the end of those events can also affect the comparability of orders booked during a given period. During fiscal 2017, we opened six new design centers, two of which were relocations. The geographic distribution of retail design center locations is included under Item 2 of Part I of this Annual Report.

Retail net sales for each of the last three fiscal years, allocated by product line, were as follows:

	Fiscal Year Ended June 30,
	2017	2016	2015
Case Goods	30%	31%	32%
Upholstered Products	48%	47%	45%
Home Accents and Other	22%	22%	23%
	100%	100%	100%

Products

Our strategy has been to position Ethan Allen as a preferred brand offering complimentary design service together with products of superior style, quality and value to provide consumers with a comprehensive, one-stop shopping solution for their home furnishing and interior design needs. In carrying out our strategy, we continue to expand our reach to a broader consumer base through a diverse selection of attractively priced products, designed to complement one another, reflecting current fashion trends in home decorating. One such example of this strategy is our new Ethan Allen | Disney product program, launched during fiscal 2017. We continuously monitor changes in home fashion trends through attendance at international industry events and fashion shows, internal market research, and regular communication with our retailers and design center design consultants who provide valuable input on consumer trends. We believe that the observations and input gathered enable us to incorporate appropriate style details into our products to react quickly to changing consumer tastes.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

75% of our furniture is built by artisans, one piece at a time, in our North American workshops. Most frames are hand-assembled and stitching is guided by hand. We select international partners who are as committed to quality as we are. All case good frames are made with premium lumber and veneers. We use best-in-class construction techniques, including mortise and tenon joinery and four-corner glued dovetail joinery on drawers. We combine technology with personal service and maintain an up-to-date broad range of styles and custom options in keeping with today’s home decorating trends. These factors continue to define Ethan Allen, positioning us as a fashion leader in the home furnishing industry.

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

Product Development and Sourcing Activities

Using a combination of on staff and outsourced product designers, we design the majority of the products we sell. All of our products are branded Ethan Allen. This important facet of our vertically integrated business enables us to control the design specifications and establish consistent levels of quality across the products in our own North American plants. We source approximately 25% of the products we sell from third-party suppliers, most of which are located outside the United States, primarily in Asia. We carefully select our sourcing partners and require them to provide products according to our specifications and quality standards. We believe that strategic investments in our manufacturing facilities balanced with outsourcing from foreign and domestic suppliers will accommodate significant future sales growth and allow us to maintain an appropriate degree of control over cost, quality and service to our customers.

Environmental Sustainability and Social Responsibility

We are focused on environmental and social responsibility and incorporating uniform social, environmental, health and safety programs into our manufacturing standards.

Our “green” initiatives include but are not limited to the use of responsibly harvested Appalachian woods, water based finishes and measuring our carbon footprint, greenhouse gases and recycled materials from our operations. We have implemented the Enhancing Furniture’s Environmental Culture (EFEC) environmental management system sponsored by the American Home Furnishing Alliance (AHFA) at all our domestic manufacturing, distribution and service center facilities, and have expanded these efforts to our retail design centers, which have now been registered in EFEC. Our Mexico and Honduras facilities have been audited and are registered under the AHFA's EFEC program. Our domestic manufacturing, distribution and service centers have also achieved Sustainable by Design (SBD) registration status under the EFEC program. SBD provides a framework for home furnishings companies to create and maintain a corporate culture of conservation and environmental stewardship by integrating socio-economic policies and sustainable business practices into their manufacturing operations and sourcing strategies.

The Company requires its sourcing facilities that manufacture Ethan Allen branded products to implement a labor compliance program and meet or exceed the standards established for preventing child labor, involuntary labor, coercion & harassment, discrimination, and restrictions to freedom of association. These facilities must also provide a safe and healthy environment in all workspaces, compliance with all local wage and hour laws and regulations, compliance with all applicable environmental laws and regulations, and they must authorize Ethan Allen and/or its designated agents (including third-party auditing companies) to engage in monitoring activities to confirm compliance.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Appropriate amounts of lumber and fabric inventory are typically stocked to maintain adequate production levels. We believe that our sources of supply for these materials are sufficient and that we are not dependent on any one supplier.

We enter into standard purchase agreements with certain foreign and domestic suppliers to source selected products. The terms of these arrangements are customary for the industry and do not contain any long-term contractual obligations on our behalf. We believe we maintain good relationships with our suppliers.

Distribution and Logistics

We distribute our products through three distribution centers, owned by the Company, strategically located in New Jersey, Oklahoma, and Virginia. These distribution centers provide efficient cross-dock operations to receive and ship product from our manufacturing facilities and third-party suppliers to our retail network of Company and independently operated retail service centers. Retail service centers prepare products for delivery into clients’ homes. At June 30, 2017, the Company operated retail design centers were supported by 14 Company operated retail service centers and 15 service centers operated by third parties.

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

Our practice has been to sell our products at the same delivered cost to all Company and independently operated design centers in North America, regardless of their shipping point. This policy creates pricing credibility with our wholesale customers while providing our retail segment the opportunity to achieve more consistent margins by removing fluctuations attributable to the cost of shipping. Further, this policy eliminates the need for our independent retailers to carry significant amounts of inventory in their own warehouses. As a result, we obtain more accurate consumer product demand information.

Marketing Programs

Our multifaceted, multichannel marketing and advertising strategies drive traffic both to design centers and our digital mediums. We believe these efforts give us a strong competitive advantage in the home furnishings industry while benefiting our worldwide retail network of approximately 300 design centers as well as the independent members of our Interior Design Affiliate program.

Our team of advertising specialists works to position Ethan Allen as an authority on design, a leader in exemplary service, and a source of style for everyone. In our marketing campaigns, we capitalize on Ethan Allen's strong brand equity, finding creative and compelling ways to promote our tremendous range of products, services, special programs, and custom options. We deliver these messages in a variety of ways – locally, nationally, and globally – to connect and engage with our target audience and drive sales.

As digital channels have taken on increasing importance, we continue to expand our digital marketing reach – supplementing traditional advertising strategies. Our channels include digital and social media, national and local television, direct mail, national and local newspapers, local and satellite radio, and local shelter magazines. Additionally, our robust email marketing program delivers inspiration, sales messages, design solutions, and product information to an ever-expanding database of current and potential clients.

Our direct mail magazine, which emphasizes the breadth of our products and services, is one of Ethan Allen's key marketing tools. We produce these magazines multiple times a year; in fiscal 2017, we distributed approximately 21 million copies. We distribute them to targeted marketing segments based on data collected internally and through independent market research. We continually refine our direct mail marketing lists to target clients and potential clients who are most likely to purchase, which provides better returns on direct mail expenditures.

Our websites – ethanallen.com, ethanallen.ca, ethanallen.com/disney, and ethanallen.ca/disney – undergo continuous conversion optimization to boost sales as clients shop, design, and purchase. We also have a web presence to support our international licensees – in some cases, using local languages; in all cases, linking back to ethanallen.com. These websites position Ethan Allen in a manner consistent with our brand yet specific to the region.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A robust and informative Extranet connects our retail network, keeping the lines of communication open among our retailers, design professionals, merchandisers, trainers, and corporate personnel. Information about every aspect of Ethan Allen's retail business is shared here, including advertising materials, prototype floor plan displays, and extensive product details.

Retail Design Centers

Ethan Allen design centers are typically located in busy retail settings as freestanding destinations or as part of town centers, lifestyle centers, suburban strip malls or shopping malls, depending upon the real estate opportunities in a particular market. Our design centers average approximately 15,000 square feet in size with 76% between 15,000 and 25,000 square feet and 20% less than 15,000 square feet and 4% greater than 25,000 square feet.

Combining technology with personal service in our design centers has allowed us to reduce the size of our design centers. As of June 30, 2017 we operated 19 design centers that have opened in the past three years, and these average 8,700 square feet. These smaller footprint design centers reflect our direction as we move forward in repositioning our retail design centers. These new and relocated design centers also reflect our shift from destination and shopping mall locations to lifestyle centers that better project our brand and offer increased traffic opportunities.

We strive to maintain consistency of presentation throughout our retail design centers through a comprehensive set of standards and display planning assistance. These interior display design standards assist each design center in presenting a high quality image by using focused lifestyle settings and select product category groupings to display our products and information to facilitate design solutions and to educate consumers. We also create a consistent brand projection through our exterior facades and signage. The establishment of these standards has helped position Ethan Allen as a leader in the home furnishings industry.

We continue to strengthen the Ethen Allen brand with many initiatives, including the opening of new and relocating design centers in desirable locations, updating presentations and floor plans, strengthening of the professionalism of our designers through training and certification, and the consolidation of certain design centers and service centers.

People

At June 30, 2017 and June 30, 2016, the Company, through its subsidiaries, had approximately 5,200 employees. The majority of our employees are employed on a fulltime basis and we believe we maintain good relationships with our employees, none of whom are represented by unions.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The internet also provides a highly competitive medium for the sale of a significant amount of home furnishings each year, and we believe it is becoming increasingly important. Although much of that product is sold through commodity oriented, low priced and low service retailers, we believe consumers are spending more time window shopping on the internet and are thus better informed when they do visit our brick and mortar facilities. At Ethan Allen, the ultimate goal of our internet strategy is to drive traffic into our design centers by combining technology with excellent personal service. Through our digital mediums, customers have the opportunity to buy our products online but we take the process further. With so much of our product offering being custom, we encourage our website customers to get help from our interior design professionals. Consumers also have the ability to immediately chat on-line with one of our qualified design consultants. This complimentary direct contact with one of our knowledgable interior designers creates a competitive advantage through our excellent personal service. This enhances the online experience and regularly leads to internet customers becoming clients of our network of interior design centers.

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

We believe the home furnishings industry competes primarily on the basis of product styling and quality, personal service, prompt delivery, product availability and price. We further believe that we effectively compete on the basis of each of these factors and that, more specifically, our direct manufacturing, product presentations, website, and complimentary design service create a distinct competitive advantage, further supporting our mission of providing consumers with a complete home decorating and design solution. We also believe that we differentiate ourselves further with the quality of our design service through our intensive training. Our objective is to continue to develop and strengthen our retail network by (i) expanding the Company operated retail business through the repositioning of and opening of new design centers, (ii) obtaining and retaining independent retailers, encouraging such retailers to expand their business through the opening or relocation of new design centers with the objective of increasing the volume of their sales, (iii) further expanding our sales network through our IDA and realtor referral programs and (iv) further expanding our ecommerce.

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

Executive Officers of the Registrant

Set forth in the table below is a list of our executive officers, together with certain biographical information, including their ages as of the date of this Report:

M. Farooq Kathwari, age 72
●	Chairman of the Board, President and Chief Executive Officer since 1988

Daniel M. Grow, age 71
●	Senior Vice President, Business Development since February 2015
●	Vice-President, Business Development from 2009 to 2015

Eric D. Koster, age 70
●	Vice-President, General Counsel and Secretary since April 2013
●	Private practice prior to joining the Company in April 2013

Tracy Paccione, age 51
●	Vice-President, Merchandising since June 2009

Clifford Thorn, age 65
●	Vice-President, Upholstery Manufacturing since May 2001

Corey Whitely, age 57
●	Executive Vice-President, Administration, Chief Financial Officer and Treasurer since July 2014
●	Executive Vice-President, Operations from October 2007 through July 2014

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 1A.     Risk Factors

The following information describes certain significant risks and uncertainties inherent in our business that should be carefully considered, along with other information contained elsewhere in this Annual Report and in other filings, when making an investment decision with respect to us. If one or more of these risks occurs, the impact on our business, including our financial condition, results of operations, and cash flows could be adverse.

Competition from overseas manufacturers and domestic retailers may adversely affect our business, operating results or financial condition.

Our wholesale business segment is involved in the development of our brand, which encompasses the design, manufacture, sourcing, sales and distribution of our home furnishings products, and competes with other U.S. and foreign manufacturers. Our retail network sells home furnishings to consumers through a network of independently operated and Company operated design centers, and competes against a diverse group of retailers ranging from specialty stores to traditional furniture and department stores, any of which may operate locally, regionally, nationally or globally, as well as over the internet. We also compete with these and other retailers for appropriate retail locations as well as for qualified design consultants and management personnel. Such competition could adversely affect our future financial performance.

Industry globalization has led to increased competitive pressures brought about by the increasing volume of imported finished goods and components, particularly for case good products, and the development of manufacturing capabilities in other countries, specifically within Asia. The increase in overseas production capacity has created over‐capacity for many manufacturers, including us, which has led to industry‐wide plant consolidation. In addition, because many foreign manufacturers are able to maintain substantially lower production costs, including the cost of labor and overhead, imported product may be capable of being sold at a lower price to consumers, which, in turn, could lead to some measure of further industry‐wide price deflation.

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

Maintaining and enhancing our brand is critical to our ability to expand our base of customers and may require us to make substantial investments. Our advertising campaign utilizes television, direct mail, digital, newspapers, magazines and radio to maintain and enhance our existing brand equity. We cannot provide assurance that our marketing, advertising and other efforts to promote and maintain awareness of our brand will not require us to incur substantial costs. If these efforts are unsuccessful or we incur substantial costs in connection with these efforts, our business, operating results and financial condition could be adversely affected.

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

The Company’s business may be adversely affected by changes in U.S. policy related to imported merchandise.

A significant amount of the Company’s merchandise is sourced from outside of the United States. The U.S. government is considering proposals for substantial changes to its trade and tax policies, which could include import restrictions, increased import tariffs, changes to or withdrawal from existing trade agreements, and border-adjustment taxes among other possible measures. Material changes in these policies could increase the Company’s tax obligations or require the Company to increase prices to customers, which would likely adversely affect sales. Any significant change in U.S. policy related to imported merchandise could have a material adverse effect on the Company’s business and financial results.

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

We have a limited number of manufacturing sites in our case good and upholstery operations, consolidated our distribution network into fewer centers for both wholesale and retail segments, and operate a single home accents plant. Our upholstery operations consist of three upholstery plants at our North Carolina campus and one plant in Mexico. The Company operates three manufacturing plants (North Carolina, Vermont, and Honduras) and one sawmill in support of our case goods operations. Our plants require various raw materials and commodities such as logs and lumber for our case good plants and foam, springs and engineered hardwood board for our upholstery plants. As a result of the consolidation of our manufacturing operations into fewer facilities, if any of our manufacturing or logistics sites experience significant business interruption, our ability to manufacture or deliver our products in a timely manner would likely be impacted. While we have long‐standing relationships with multiple outside suppliers of our raw materials and commodities, there can be no assurance of their ability to fulfill our supply needs on a timely basis. The consolidation to fewer locations has resulted in longer distances for delivery and could result in higher costs to transport products if fuel costs increase significantly.

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

The Company's sales and operating results could be adversely affected by product safety concerns.

If the Company's merchandise offerings do not meet applicable safety standards or consumers' expectations regarding safety, the Company could experience decreased sales, increased costs and/or be exposed to legal and reputational risk. Events that give rise to actual, potential or perceived product safety concerns could expose the Company to government enforcement action and/or private litigation. Reputational damage caused by real or perceived product safety concerns could negatively affect the Company's business and results of operations.

The Company relies heavily on information and technology to operate its business, and any disruption to its technology infrastructure (including cyber attacks) or the internet could harm the Company's operations.

We operate many aspects of our business including financial reporting, and customer relationship management through server and web‐based technologies, and store various types of data on such servers or with third‐parties who in turn store it on servers and in the “cloud”. Any disruption to the internet or to the Company's or its service providers' global technology infrastructure, including malware, insecure coding, “Acts of God,” attempts to penetrate networks, data theft or loss and human error, could have adverse effects on the Company's operations. A cyber attack of our systems or networks that impairs our information technology systems could disrupt our business operations and result in loss of service to customers. We have a comprehensive cybersecurity program designed to protect and preserve the integrity of our information technology systems. We have experienced and expect to continue to experience actual or attempted cyber attacks of our IT systems or networks; however, none of these actual or attempted cyber attacks had a material impact on our operations or financial condition. Additionally, we have access to sensitive customer information in the ordinary course of business. If a significant data breach occurred, our reputation may be adversely affected, customer confidence may be diminished, or we may be subject to legal claims, any of which may contribute to the loss of customers and have a material adverse impact on our business. While we have invested and continue to invest in information technology risk management, cybersecurity and disaster recovery plans, these measures cannot fully insulate the Company from technology disruptions or data theft or loss and the resulting adverse effect on the Company's operations and financial results.

Our business is sensitive to increasing labor costs, competitive labor markets, our continued ability to retain high‐quality personnel and risks of work stoppages.

The market for qualified employees and personnel in the retail and manufacturing industries is highly competitive. Our success depends upon our ability to attract, retain and motivate qualified artisans, professional and clerical employees and upon the continued contributions of these individuals. We cannot provide assurance that we will be successful in attracting and retaining qualified personnel. A shortage of qualified personnel may require us to enhance our wage and benefits package in order to compete effectively in the hiring and retention of qualified employees. Our labor and benefit costs may continue to increase and such increases may not be recovered. This could have a material adverse effect on our business, operating results and financial condition.

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

Our ability to continue to access consumer credit for our clients could be negatively affected by conditions outside our control. If capital market conditions have a material negative change, there is a risk that our business partner that issues our private label credit card program may not be able to fulfill its obligations under that agreement. In addition, the tightening of credit markets may restrict the ability and willingness of customers to make purchases.

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

We have significant long‐lived tangible and intangible assets recorded on our balance sheets. If our operating results decline, we may incur impairment charges in the future, which could have a material impact on our financial results. We evaluate the recoverability of the carrying amount of our long‐lived tangible and intangible assets on an ongoing basis. There can be no assurance that the outcome of such future reviews will not result in substantial impairment charges. Impairment assessment inherently involves judgments as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we use in testing for impairment are reasonable, significant changes in any of our assumptions could produce a significantly different result.

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

We believe that our copyrights, trademarks, service marks, trade secrets, and all of our other intellectual property are important to our success. We rely on patent, trademark, copyright and trade secret laws, and confidentiality and restricted use agreements, to protect our intellectual property and may seek licenses to intellectual property of others. Some of our intellectual property is not covered by any patent, trademark, or copyright or any applications for the same. We cannot provide assurance that agreements designed to protect our intellectual property will not be breached, that we will have adequate remedies for any such breach, or that the efforts we take to protect our proprietary rights will be sufficient or effective. Any significant impairment of our intellectual property rights or failure to obtain licenses of intellectual property from third parties could harm our business or our ability to compete. Moreover, we cannot provide assurance that the use of our technology or proprietary know‐how or information does not infringe the intellectual property rights of others. If we have to litigate to protect or defend any of our rights, such litigation could result in significant expense.

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

We operate nine manufacturing facilities located in the U.S., Mexico and Honduras. These facilities are owned by the Company and include four case good plants (including one sawmill) totaling 1,789,000 square feet, four upholstery furniture plants totaling 1,250,000 square feet, and one home accent plant of 177,000 square feet. Our wholesale division also owns and operates three national distribution and fulfillment centers, one of which shares a facility with our manufacturing, which are a combined 1,001,000 square feet. Two of our case goods manufacturing facilities are located in Vermont, one is in North Carolina and one is in Honduras. We have three upholstery manufacturing facilities at our North Carolina campus, and one in Mexico. During fiscal 2017, the Company’s 300,000 square foot expansion at our upholstery plant in Mexico was completed. Our home accents plant is located in New Jersey, and our distribution facilities are located in New Jersey, Oklahoma, and Virginia.

We own three and lease 11 retail service centers, totaling approximately 775,000 square feet. Our retail service centers are located throughout the United States and Canada and serve to support our various retail sales districts.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The location activity and geographic distribution of our retail network for fiscal years ended June 30 are as follows:

	Fiscal 2017			Fiscal 2016
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center location activity:
Balance at beginning of period	153	143	296	155	144	299
New locations	8	6	14	15	10	25
Closures	(5)	(2)	(7)	(16)	(12)	(28)
Transfers	(1)	1	-	(1)	1	-
Balance at end of period	155	148	303	153	143	296
Relocations (in new and closures)	1	2	3	2	6	8

Retail Design Center geographic locations:
United States	48	142	190	50	137	187
Canada	-	6	6	-	6	6
China	82	-	82	83	-	83
Other Asia	12	-	12	11	-	11
Europe	6	-	6	2	-	2
Middle East	7	-	7	7	-	7
Total	155	148	303	153	143	296

Of the 148 Company operated retail design centers, 49 of the properties are owned and 99 are leased, 17 of which are ground leases. We own one and lease four additional retail properties, two of which are subleased to independent Ethan Allen retailers, and three of which are subleased to unaffiliated third parties. See Note 7 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

We believe that all our properties are well maintained and in good condition. We estimate that our manufacturing plants are currently operating at approximately 61% of capacity based on their current shifts and staffing. We believe we have additional capacity at selected facilities, which we could utilize with minimal additional capital expenditures.

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

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under ticker symbol "ETH". The following table sets forth, for each quarterly period during the past two fiscal years, (i) the intraday high and low sales prices of our common stock as reported on the NYSE and (ii) the dividends per share declared by us:

	Market Price		Dividends
	High	Low	Per Share
Fiscal 2017
First Quarter	$36.77	$30.63	0.17
Second Quarter	38.80	29.20	0.19
Third Quarter	37.90	27.75	0.19
Fourth Quarter	32.50	26.75	0.19

Fiscal 2016
First Quarter	$31.87	$25.76	0.14
Second Quarter	29.65	25.30	0.14
Third Quarter	32.10	22.46	0.17
Fourth Quarter	35.31	29.39	0.17

As of July 31, 2017, there were 255 shareholders of record of our common stock. Management estimates there are approximately 9,000 beneficial shareholders of the Company’s common stock. The Company’s policy is to issue quarterly dividends, and we expect to continue to declare quarterly dividends for the foreseeable future, business conditions permitting.

Equity Compensation Plan Information

The Equity Compensation Plan Information required by this Item will appear in the Ethan Allen Interiors Inc. proxy statement for the Annual Meeting of Shareholders scheduled to be held on November 15, 2017 and is incorporated herein by reference in the introductory paragraph of Part III of this Annual Report.

Issuer Purchases of Equity Securities

During the fiscal year ended June 30, 2017 the Company repurchased 357,363 shares of our common stock at an average price of $28.67 per share. Certain information regarding purchases of our common stock made by us during the three months ended June 30, 2017 is as follows:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Number of	Average	as Part of Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
	Purchased	Per Share	Plans or Programs	Plans or Programs
Period
April 2017	-	$-	-	1,650,160
May 2017	186,167	$27.62	186,167	1,463,993
June 2017	63,496	$27.35	63,496	1,400,497
Total	249,663	$27.55	249,663

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 6.     Selected Financial Data

The following table presents selected financial data for the fiscal years ended June 30, 2013 through 2017 that has been derived from our consolidated financial statements. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this Annual Report and our Consolidated Financial Statements (including the notes thereto) included under Item 8 of this Annual Report. Dollar amounts are in thousands except per share data.

	Fiscal Year Ended June 30,
	2017	2016	2015	2014	2013
Consolidated Operations Data
Net Sales	$763,385	$794,202	$754,600	$746,659	$729,083
Cost of Sales	343,662	351,966	343,437	340,163	330,734
Selling, general and administrative expenses	361,773	353,057	345,229	336,860	337,912
Operating income	57,950	89,179	65,934	69,636	60,437
Interest and other expense, net	955	1,223	9,251	7,234	10,263
Income before income tax expense	56,995	87,956	56,683	62,402	50,174
Income tax expense (benefit)	20,801	31,319	19,541	19,471	17,696
Net income	$36,194	$56,637	$37,142	$42,931	$32,478

Per Share Data
Net income per basic share	$1.31	$2.02	$1.29	$1.48	$1.13
Basic weighted average shares outstanding	27,679	28,072	28,874	28,918	28,864
Net income per diluted share	$1.29	$2.00	$1.27	$1.47	$1.11
Diluted weighted average shares outstanding	27,958	28,324	29,182	29,276	29,239
Cash dividends per share	$0.74	$0.62	$0.50	$0.40	$0.77

Other Information
Depreciation and amortization	$20,115	$19,353	$19,142	$17,930	$18,008
Capital expenditures and acquisitions	$18,321	$23,132	$21,778	$19,305	$19,775
Working capital	$116,653	$124,857	$130,012	$169,582	$127,631
Current ratio	1.92 to 1	2.01 to 1	1.92 to 1	2.25 to 1	1.96 to 1
Effective tax rate	36.5%	35.6%	34.5%	31.2%	35.3%

Balance Sheet Data (at end of period)
Total assets	$568,222	$577,409	$605,977	$654,434	$617,285
Total debt, including capital lease obligations	14,339	41,838	76,237	130,912	131,289
Shareholders' equity	$400,896	$392,202	$370,535	$367,467	$334,357
Debt as a percentage of equity	3.6%	10.7%	20.6%	35.6%	39.3%
Debt as a percentage of capital	3.5%	9.6%	17.1%	26.3%	28.2%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of financial condition and results of operations is based upon, and should be read in conjunction with, our Consolidated Financial Statements (including the notes thereto) included under Item 8 of this Annual Report.

Forward-Looking Statements

Management's discussion and analysis of financial condition and results of operations and other sections of this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent management’s beliefs and assumptions concerning future events based on information currently available to us relating to our future results. Such forward-looking statements are identified in this Annual Report on Form 10-K and in documents incorporated herein by reference by use of forward-looking words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", “will”, “may”, “continue”, “project”, ”target”, “outlook”, “forecast”, “guidance”, and similar expressions and the negatives of such forward-looking words. These forward-looking statements are subject to management decisions and various assumptions about future events, and are not guarantees of future performance. Actual results could differ materially from those anticipated in the forward-looking statements due to a number of risks and uncertainties including, but not limited to: competition from overseas manufacturers and domestic retailers; our anticipating or responding to changes in consumer tastes and trends in a timely manner; our ability to maintain and enhance our brand, marketing and advertising efforts and pricing strategies; changes in global and local economic conditions that may adversely affect consumer demand and spending, our manufacturing operations or sources of merchandise and international operations; changes in U.S. policy related to imported merchandise; an economic downturn; our limited number of manufacturing and logistics sites; fluctuations in the price, availability and quality of raw materials; environmental, health and safety requirements; product safety concerns; disruption to our technology infrastructure (including cyber attacks); increasing labor costs, competitive labor markets and our continued ability to retain high-quality personnel and risks of work stoppages; loss of key personnel; our ability to obtain sufficient external funding to finance our operations and growth; access to consumer credit; the effect of operating losses on our ability to pay cash dividends; our ability to locate new design center sites and/or negotiate favorable lease terms for additional design centers or for the expansion of existing design centers; the effects of terrorist attacks or conflicts or wars involving the United States or its allies or trading partners; and those matters discussed in Items 1A and 7A of this Annual Report on Form 10-K and in our other SEC filings. Accordingly, actual circumstances and results could differ materially from those contemplated by the forward-looking statements.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Revenue Recognition – Revenue is recognized when all the following have occurred: persuasive evidence of a sales arrangement exists (e.g., a wholesale purchase order or retail sales invoice); the sales arrangement specifies a fixed or determinable sales price; title and risk of ownership has passed to the customer; no specific performance obligations remain; product is shipped or services are provided to the customer; collectability is reasonably assured. As such, revenue recognition generally occurs upon the shipment of goods to independent retailers or, in the case of Ethan Allen operated retail design centers, upon delivery to the customer. If a shipping charge is billed to customers, this is included in revenue. Recorded sales provide for estimated returns and allowances. We permit our customers to return defective products and incorrect shipments, and terms we offer are standard for the industry.

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

Impairment of Long-Lived Assets and Goodwill – Goodwill and other indefinite-lived intangible assets are evaluated for impairment on an annual basis during the fourth quarter of each fiscal year, and between annual tests whenever events or circumstances indicate that the carrying value of the goodwill or other intangible asset may exceed its fair value. When testing goodwill for impairment, we may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment for some or all of our reporting units and determine whether the carrying value exceeds the fair value using a quantitative assessment.

The recoverability of long-lived assets is evaluated for impairment whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of an asset or asset group. Our assessment of recoverability determines whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. The long-term nature of these assets requires the estimation of cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test.

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

In the fourth quarter of fiscal years 2017, 2016 and 2015, the Company performed qualitative assessments of the fair value of the wholesale reporting unit and concluded that the fair value of its goodwill exceeded its carrying value. The fair value of the trade name exceeded its carrying value by a substantial margin in fiscal years 2017, 2016, and 2015. To calculate fair value of these assets, management relies on estimates and assumptions which by their nature have varying degrees of uncertainty. Wherever possible, management therefore looks for third party transactions to provide the best possible support for the assumptions incorporated. Management considers several factors to be significant when estimating fair value including expected financial outlook of the business, changes in the Company’s stock price, the impact of changing market conditions on financial performance and expected future cash flows, and other factors. Deterioration in any of these factors may result in a lower fair value assessment, which could lead to impairment of the long-lived assets and goodwill of the Company.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Results of Operations

In this Item 7 of this Annual Report , unless otherwise noted, all comparisons are from the fiscal year ended June 30, 2017 to the prior fiscal year ended June 30, 2016 ($ in millions except per share amounts).

A summary of our consolidated operations for the past three fiscal years is presented in the following table.

	Fiscal years ended June 30,
	2017	%	2016	%	2015	%
Net sales	$763.4	100.0%	$794.2	100.0%	$754.6	100.0%
Gross profit	$419.7	55.0%	$442.2	55.7%	$411.2	54.5%
SG&A	$361.8	47.4%	$353.1	44.5%	$345.2	45.7%
Operating income	58.0	7.6%	89.2	11.2%	65.9	8.7%
Net income	36.2	4.7%	56.6	7.1%	37.1	4.9%
Earnings per diluted share	$1.29		$2.00		$1.27
Net cash provided by operating activities	$78.6		$58.4		$55.1

A summary of changes from the preceding fiscal year are presented in the following table.

	Fiscal years ended June 30,
	2017	2016	2015
Net sales	-3.9%	5.2%	1.1%
Operating income	-35.0%	35.3%	-5.3%
Net income	-36.1%	52.5%	-13.5%
Earnings per diluted share	-35.5%	57.5%	-13.6%
Net cash provided by operating activities	34.7%	5.9%	-8.0%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Beginning in the fall of 2014, we commenced a major transformation of our product offerings in several phases. We introduced Casual Classics during the first phase in the fall of 2014. In the spring and summer of 2015, we launched the second phase, Romantic Classics. We launched the third phase in the fall of 2015, during which we further developed Romantic Classics. We further expanded our Casual Classics with three new design projections; Buckhead introduced in June 2016; Santa Monica introduced in July 2016; and Brooklyn introduced in August 2016. These new product offerings were followed by the introduction of our Ethan Allen | Disney home line in November 2016. We believe that we are now well positioned to benefit from this major product refresh. While we implement major product introductions, such as the introductions described above, our wholesale segment experiences some disruptions in manufacturing as we change tooling and manufacturing methods, build prototypes and then ramp up production. In our retail segment, some disruption also occurs in our design centers as we update floor displays, and sell the remainder of our older products on clearance to make space for the new product. These disruptions may affect sales and expenses.

Our net sales decreased from the prior fiscal year, following three years of growth. While our new introductions and marketing efforts have gained traction with consumers, the retail consumer market in the United States faced a difficult year. Gross margin, while remaining at a high level historically, was below the prior year primarily due to an inventory write-down of $6.4 million during the third quarter of fiscal 2017. Operating expenses increased as a percentage of sales, mostly due to a 16.5% increase in advertising expenses. This resulted in a net decrease in earnings per diluted share of $0.71, which followed an increase of $0.73 in the previous fiscal year. Net cash provided by operating activities along with operating cash enabled us to repurchase $10.2 million of our common stock under our share repurchase program, pay down $25.0 million of our debt earlier than scheduled, and return $20.0 million in cash dividends to our shareholders. At June 30, 2017 we had total cash and securities of $65.0 million, and working capital of $116.7 million.

The components of consolidated revenues and operating income (loss) by business segment are as follows (in millions):

	Fiscal Year Ended June 30,
	2017	2016	2015
Revenue:
Wholesale segment	$453.3	$491.5	$469.4
Retail segment	603.7	626.5	579.7
Elimination of inter-segment sales	(293.6)	(323.8)	(294.5)
Consolidated revenue	$763.4	$794.2	$754.6

Operating income :
Wholesale segment	$53.5	$74.4	$67.0
Retail segment	1.2	16.5	1.7
Adjustment for inter-company profit (1)	3.3	(1.7)	(2.8)
Consolidated operating income	$58.0	$89.2	$65.9

(1)	Represents the change in wholesale profit contained in Ethan Allen operated design center inventory existing at the end of the period.

A summary by business segment of annual percentage changes from the preceding fiscal years are presented in the following tables.

	Fiscal Year Ended June 30,
	2017	2016	2015
Wholesale segment
Revenue	-7.8%	4.7%	3.5%
Operating Income	-28.1%	11.1%	15.9%

	Fiscal Year Ended June 30,
	2017	2016	2015
Retail segment
Revenue	-3.6%	8.1%	-0.2%
Comparable design center revenue	-4.6%	8.3%	0.0%
Total written orders	-0.6%	1.7%	3.9%
Comparable design center written orders	-2.5%	1.8%	4.0%
Operating Income	-92.7%	853.1%	-83.6%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Business Results:

Our revenues are composed of (i) wholesale sales to independently operated and Company operated retail design centers and (ii) retail sales of Company operated design centers. See Note 15 to our Consolidated Financial Statements for the year ended June 30, 2017 included under Item 8 of this Annual Report.

Fiscal 2017 Compared to Fiscal 2016

Consolidated revenue was $763.4 million compared to $794.2 million. There was a year-over-year decline in sales in both the wholesale and retail segments.

Wholesale revenue decreased by $38.1 million, or 7.8%, to $453.3 million from $491.5 million. The year-over-year decrease was attributable to lower sales to our Company operated design centers and domestic independent retailers, partly offset by an increase to our international independent design centers, primarily in China. There were 303 design centers globally as of June 30, 2017, an increase of seven. There was a net increase of two independently operated retail network locations, which included a decrease of one legacy location in the U.S. and the purchase of one independently owned location by the Company, bringing the total U.S. independent total to 48, and a net decrease of one location in China, bringing the China total to 82. Other international dealers opened five new locations. Our international net sales to independent retailers was 6.5% of our consolidated net sales compared to 5.4%.

Retail revenue from Ethan Allen operated design centers decreased by $22.8 million, or 3.6%, to $603.7 million from $626.5 million. Comparable store revenue decreased 4.6%. Year-over-year, written orders for the Company operated design centers decreased 0.6% and comparable design centers written orders decreased 2.5%. Consumer spending patterns were disrupted during the fiscal year, especially around the election cycle, and negatively impacted sales.

Gross profit decreased to $419.7 million from $442.2 million. The $22.5 million decrease in gross profit was attributable to decreases in both our retail and wholesale segment net sales and a write-down of inventory of $6.4 million in the third quarter of fiscal 2017. This was partly offset by a slightly higher mix of retail net sales to consolidated net sales of 79.1% compared to the 78.9% in the prior fiscal year, and a decrease in cost of goods sold due to the net release of intercompany profit previously held in ending inventory.

Operating expenses increased $8.7 million or 2.5% to $361.8 million or 47.4% of net sales in fiscal 2017 from $353.1 million or 44.5% of net sales in fiscal 2016. The increase in fiscal year 2017 expenses in absolute dollars and as a percent of net sales is primarily due to increased advertising costs, a loss on disposal of real estate in fiscal 2017 compared to a gain on real estate sales in the prior fiscal year, and an increase in retail occupancy expense associated with a net increase of five design centers, partly offset by a reduction in incentive compensation.

Operating income for the fiscal year ended June 30, 2017 totaled $58.0 million, or 7.6% of net sales, compared to $89.2 million, or 11.2% of net sales, in the prior fiscal year. Wholesale operating income for fiscal 2017 totaled $53.5 million, or 11.8% of net sales, as compared to $74.4 million, or 15.1% of net sales, in the prior year. Retail operating income was $1.2 million, or 0.2% of sales, for fiscal 2017, compared to $16.5 million, or 2.6% of sales, for fiscal 2016, a decrease of $15.3 million. The decrease in consolidated operating income was primarily attributable to decreased net sales, an inventory write-down at both our wholesale and retail segments due to a decision to reduce clearance and discontinued inventory by donation, increased advertising expenses, the net impact of real estate dispositions, and an increase in retail occupancy expense, partly offset by the net release of intercompany profit previously held in ending inventory and a reduction in incentive compensation.

Interest and other related financing costs decreased $0.4 million to $1.2 million from $1.6 million in the prior fiscal year. The decrease is primarily due to lower interest expense throughout fiscal 2017 due to debt repayments during fiscal 2017 including a $25.0 million paydown on our revolving credit facility to reduce our future debt carrying costs.

Income tax expense was $20.8 million for fiscal 2017 and $31.3 million for fiscal 2016. Our effective tax rate for fiscal 2017 was 36.5% compared to 35.6% in fiscal 2016. The effective tax rate for both fiscal years primarily includes tax expense on that fiscal year’s net income, and tax and interest expense on uncertain tax positions, partially offset by the reversal and recognition of some uncertain tax positions.

Net income for fiscal 2017 was $36.2 million as compared to $56.6 million in fiscal 2016. Net income per diluted share totaled $1.29 in fiscal 2017 compared to $2.00 per diluted share in the prior fiscal year.

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

Liquidity and Capital Resources

At June 30, 2017, we held unrestricted cash and equivalents of $57.7 million and restricted cash and investments of $7.3 million. At June 30, 2016, we held unrestricted cash and cash equivalents of $52.7 million and restricted cash and investments of $7.8 million. During fiscal 2017 we used cash to further pay down a portion of our debt and for common share repurchases. Our principal sources of liquidity include cash and cash equivalents, marketable securities, cash flow from operations, amounts available under our credit facility, and other borrowings.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

For a detailed discussion of our debt obligations and timing of our related cash payments see Note 6 to the Consolidated Financial Statements included under Item 8 of this Annual Report.

A summary of net cash provided by (used in) operating, investing, and financing activities for each of the last three fiscal years is provided below (in millions):

	Fiscal Years Ended June 30,
	2017	2016	2015
Cash provided by (used in) operating activities
Net income plus depreciation and amortization	$56.3	$76.0	$56.3
Working capital items	14.5	(19.3)	(15.2)
Other operating activities	7.8	1.7	14.0
Total provided by operating activities	$78.6	$58.4	$55.1

Cash provided by (used in) investing activities
Capital expenditures & acquisitions	$(18.3)	$(23.1)	$(21.8)
Net sales of marketable securities	-	2.2	15.4
Other investing activities	1.9	8.4	9.8
Total provided (used) in investing activities	$(16.4)	$(12.5)	$3.4

Cash provided by (used in) financing activities
Payments of long-term debt and capital lease obligations	$(28.4)	$(34.8)	$(133.7)
Borrowings from revolving credit and term loan facilities	$-	$-	$75.0
Purchases and retirements of company stock	(10.2)	(19.3)	(17.6)
Payment of cash dividends	(20.0)	(16.6)	(13.3)
Other financing activities	1.3	1.6	(1.4)
Total used in financing activities	$(57.3)	$(69.1)	$(91.0)

Cash Provided By (Used in) Operating Activities

In fiscal 2017 cash of $78.6 million was provided by operating activities, an increase of $20.2 million from $58.4 million in the prior year comparable period. Working capital items were a $14.5 million source of cash in the current year and a $19.3 million use of cash in the prior year, with a net difference of $33.8 million. Most of the working capital difference was due to an Inventory decrease of $13.5 million in the current year compared to a $10.0 million use of cash in the prior year. Most of the current year inventory decrease was due to a $6.4 million write-down of inventory discussed previously in Business Results. Net income plus depreciation and amortization decreased $19.7 million. Working capital items consist of current assets (accounts receivable, inventories, prepaid and other current assets) less current liabilities (customer deposits, payables, and accrued expenses and other current liabilities).

Cash Provided By (Used in) Investing Activities

In fiscal 2017, cash of $16.4 million was used in investing activities, an increase in cash used of $3.9 million from $12.5 million which was used during the prior year comparable period. More cash was used during fiscal 2017 primarily due to less proceeds from the sale of real estate in fiscal 2017 than in the prior fiscal year, and decreased current fiscal year capital expenditures. We anticipate that cash from operations will be sufficient to fund future capital expenditures in the near and longer term.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash Provided By (Used in) Financing Activities

In fiscal 2017, $57.3 million was used in financing activities, a decrease of $11.8 million from $69.1 million in the prior year comparable period. During fiscal 2017 we paid $25 million on our revolver, $3.4 million in scheduled payments on debt and capital leases, and utilized $10.2 million to repurchase 357,363 shares at a weighted average cost of $28.67 per share. At June 30, 2017 we have remaining Board authorization to repurchase 1.4 million shares. Cash dividends have been paid every quarter since July 1996. The following chart shows our dividend history by payment date from July 2013 to the present.

We expect to continue to declare quarterly dividends for the foreseeable future, business conditions permitting.

The following table summarizes, as of June 30, 2017, the timing of cash payments related to our outstanding contractual obligations (in millions):

		Less			More
		than 1	1-3	4-5	than 5
	Total	Year	Years	Years	Years
Long-term debt obligations:
Debt maturities	$14.9	$3.0	$11.8	$0.1	$-
Contractual interest	0.8	0.4	0.4	-	-
Operating lease obligations	197.1	34.9	57.8	44.6	59.8
Letters of credit	0.1	0.1	-	-	-
Purchase obligations (1)	-	-	-	-	-
Other long-term liabilities	0.2	-	-	0.0	0.2
Total contractual obligations	$213.2	$38.4	$70.0	$44.8	$60.0

(1) For purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. While we are not a party to any significant long-term supply contracts or purchase commitments, we do, in the normal course of business, regularly initiate purchase orders for the procurement of (i) selected finished goods sourced from third-party suppliers, (ii) lumber, fabric, leather and other raw materials used in production, and (iii) certain outsourced services. All purchase orders are based on current needs and are fulfilled by suppliers within short time periods. At June 30, 2017, our open purchase orders with respect to such goods and services totaled approximately $36 million.

Further discussion of our contractual obligations associated with outstanding debt and lease arrangements can be found in Notes 6 and 7, respectively, to the Consolidated Financial Statements included under Item 8 of this Annual Report.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of June 30, 2017, we had working capital of $116.7 million compared to $124.9 million at June 30, 2016, a decrease of $8.2 million and a current ratio of 1.92 to 1 at June 30, 2017 and 2.0 to 1 at June 30, 2016. In addition to using available cash to fund changes in working capital, necessary capital expenditures, acquisition activity, the repayment of debt, and the payment of dividends, the Company has been authorized by our board of directors to repurchase our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such program in place at both June 30, 2017 and June 30, 2016 was for our consumer credit program described below.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”) which was last amended effective January 2014. Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. The Program Agreement will terminate on July 31, 2019, but includes a provision for automatic one-year renewals unless either party gives notice of termination. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of the Program Agreement also contain a right for the financial services provider to demand from the Company collateral at a variable rate based on the volume of program sales if the Company does not meet certain covenants. At June 30 of 2017 and 2016, no collateral was required under the Program Agreement.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend up to seven years and are provided based on terms that are generally accepted in the industry. All our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of June 30, 2017 and 2016, the Company’s product warranty liability totaled $1.3 million and $1.2 million, respectively.

Impact of Inflation

We believe inflation had an impact on our business the last three fiscal years but we have generally been able to create operational efficiencies, seek lower cost alternatives, or raise selling prices to offset increases in product and operating costs. It is possible in the future that we will not be successful in our efforts to offset the impacts from inflation.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Beginning in the fall of 2014 and through the fall of 2016, we completed a major transformation of our product offerings, which refreshed over 70% of our entire line of products. During the third quarter of fiscal 2017 we expanded the reach of our Ethan Allen | Disney product program by selling a curated selection on Disneystore.com, we were awarded a blanket purchase agreement for the Department of State "Worldwide Residential Furniture Program" and entered into an agreement with Amazon to sell products through the Amazon marketplace. Now that we have completed this major transformation, we believe that we are well positioned to leverage all the actions we have taken.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers. This ASU provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective. We have an option to use either a retrospective approach or a cumulative effect adjustment approach to implement the guidance. The new standard is effective for us on July 1, 2018, with early adoption permitted. We are currently conducting a comprehensive review of our revenue streams and contracts as they relate to this guidance to identify potential differences that would result from applying the new requirements. While we are still assessing the overall impact this guidance will have on our consolidated financial statements and financial statement disclosures, based on the work performed to date, we do not believe that the adoption will have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which states that inventory should be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance is effective for the Company on July 1, 2017. The new guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We plan on adopting effective July 1, 2017.We do not believe that the adoption will have a material impact on our consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires the Company to present all deferred tax assets and liabilities as noncurrent. This pronouncement is effective for the Company on July 1, 2017, and early adoption is permitted. We plan on adopting effective July 1, 2017. At June 30, 2017 and 2016 we had net current deferred tax assets of $3.9 million and $3.2 million respectively which would have been classified as noncurrent under the new standard.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Stock Compensation. The objective of this amendment is part of the FASB’s Simplification Initiative as it applies to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This pronouncement is effective for the Company on July 1, 2017, and allows for prospective, retrospective or modified retrospective adoption, depending on the area covered in the update, with early adoption permitted. We plan on adopting effective July 1, 2017. For the fiscal years ended June 30, 2017 and 2016, the Company recorded a credit to additional paid in capital of $0.1 million and $1.0 million respectively, that under the new standard would have been recognized in income. Excess tax benefits were not material in either fiscal years 2017, 2016 or 2015.

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

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. At June 30, 2017, we had $13.8 million of floating-rate debt obligations outstanding under our Facility. We currently do not engage in any interest rate hedging activity and we have no intention of doing so in the foreseeable future. Based on the average interest rate of the loans under the Facility during the quarter ended June 30, 2017, and to the extent that borrowings were outstanding, a 10% change in the interest rate would not have a material effect on our consolidated results of operations and financial condition.

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

Item 8.     Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data are listed in Item 15 of this Annual Report.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Ethan Allen Interiors Inc.:

We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and subsidiaries (the Company) as of June 30, 2017 and 2016, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2017. We also have audited the Company’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethan Allen Interiors Inc. and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

/s/ KPMG LLP

August 2, 2017

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2017 and 2016

(In thousands, except share data)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$57,701	$52,659
Accounts receivable, less allowance for doubtful accounts of $1,667 at June 30, 2017 and $1,639 at June 30, 2016	12,293	9,467
Inventories	149,483	162,323
Prepaid expenses and other current assets	23,621	23,755
Total current assets	243,098	248,204
Property, plant and equipment, net	270,198	273,615
Goodwill and other intangible assets	45,128	45,128
Restricted cash and investments	7,330	7,820
Other assets	2,468	2,642
Total assets	$568,222	$577,409
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$2,731	$3,001
Customer deposits	62,960	60,958
Accounts payable	16,961	15,437
Accrued compensation and benefits	20,352	22,067
Accrued expenses and other current liabilities	23,441	21,884
Total current liabilities	126,445	123,347
Long-term debt	11,608	38,837
Other long-term liabilities	29,273	23,023
Total liabilities	167,326	185,207
Shareholders' equity:
Common stock, par value $0.01; 150,000,000 shares authorized; 48,979,994 shares issued at June 30, 2017 and 48,921,544 shares issued at June 30, 2016	490	489
Preferred stock, par value $0.01; 1,055,000 shares authorized; none issued	-	-
Additional paid-in-capital	377,550	374,972
Less: Treasury stock (at cost), 21,532,779 shares at June 30, 2017 and 21,175,416 shares at June 30, 2016	(635,179)	(624,932)
Retained earnings	661,976	646,315
Accumulated other comprehensive income	(4,131)	(4,846)
Total Ethan Allen Interiors Inc. shareholders' equity	400,706	391,998
Noncontrolling interests	190	204
Total shareholders' equity	400,896	392,202
Total liabilities and shareholders' equity	$568,222	$577,409

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For Years Ended June 30, 2017, 2016, and 2015

(In thousands, except share data)

	2017	2016	2015
Net sales	$763,385	$794,202	$754,600
Cost of sales	343,662	351,966	343,437
Gross profit	419,723	442,236	411,163
Selling, general and administrative expenses	361,773	353,057	345,229
Operating income	57,950	89,179	65,934
Interest and other income (expense)	268	395	(3,333)
Interest and other related financing costs	1,223	1,618	5,918
Income before income taxes	56,995	87,956	56,683
Income tax expense	20,801	31,319	19,541
Net income	$36,194	$56,637	$37,142

Per share data:
Net income per basic share	$1.31	$2.02	$1.29
Basic weighted average common shares	27,679	28,072	28,874
Net income per diluted share	$1.29	$2.00	$1.27
Diluted weighted average common shares	27,958	28,324	29,182
Dividends declared per common share	$0.74	$0.62	$0.50

Comprehensive income:
Net income	$36,194	$56,637	$37,142
Other comprehensive income
Curency translation adjustment	715	(2,208)	(3,308)
Other	(14)	27	78
Other comprehensive income (loss) net of tax	701	(2,181)	(3,230)
Comprehensive income	$36,895	$54,456	$33,912

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For Years Ended June 30, 2017, 2016, and 2015

(In thousands)

	2017	2016	2015
Operating activities:
Net income	$36,194	$56,637	$37,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,115	19,353	19,142
Compensation expense related to share-based payment awards	1,259	2,356	1,236
Provision for deferred income taxes	3,507	671	3,923
Restructuring and impairment charge	-	-	784
Loss (gain) on disposal of property, plant and equipment	1,033	(2,267)	4,180
Other	(6)	(1,295)	3,606

Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(2,826)	2,926	(559)
Inventories	13,507	(9,982)	(5,036)
Prepaid and other current assets	1,010	5,113	(9,628)
Customer deposits	1,883	(7,275)	7,517
Accounts payable	1,524	(3,509)	(5,349)
Accrued expenses and other current liabilities	(547)	(6,550)	(2,113)
Other assets and liabilities	1,980	2,191	261
Net cash provided by operating activities	78,633	58,369	55,106

Investing activities:
Proceeds from the disposal of property, plant & equipment	1,273	8,073	9,103
Change in restricted cash and investments	490	190	497
Capital expenditures	(17,645)	(22,967)	(19,787)
Acquisitions	(676)	(165)	(1,991)
Sales of marketable securities	-	2,150	15,430
Other investing activities	175	193	176
Net cash provided by (used in) investing activities	(16,383)	(12,526)	3,428

Financing activities:
Borrowings from revolving credit and term loan facilities	-	-	75,000
Payments on long-term debt and capital lease obligations	(28,401)	(34,840)	(133,710)
Purchases and retirements of company stock	(10,246)	(19,346)	(17,552)
Payment of cash dividends	(20,031)	(16,646)	(13,348)
Other financing activities	1,335	1,718	(1,353)
Net cash used in financing activities	(57,343)	(69,114)	(90,963)
Effect of exchange rate changes on cash	135	(252)	(565)
Net increase (decrease) in cash & cash equivalents	5,042	(23,523)	(32,994)
Cash & cash equivalents - beginning of year	52,659	76,182	109,176
Cash & cash equivalents - end of year	$57,701	$52,659	$76,182

Supplemental cash flow information:
Income taxes paid	$15,074	$29,003	$18,250
Interest paid	$936	$1,352	$7,181
Non-cash capital lease obligations incurred	$613	$-	$1,700

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

For Years Ended June 30, 2017, 2016, and 2015

(In thousands, except share data)

				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Treasury	Comprehensive	Retained	Controlling
	Stock	Capital	Stock	Income	Earnings	Interests	Total
Balance at June 30, 2014	486	365,733	(584,041)	642	584,395	252	367,467

Stock issued on share-based awards	3	4,117	-	-	-	-	4,120
Compensation expense associated with share-based awards	-	1,236	-	-	-	-	1,236
Tax benefit associated with exercise of share based awards	-	(172)	-	-	-	-	(172)
Purchase/retirement of company stock	-	-	(21,545)	-	-	-	(21,545)
Dividends declared on common stock	-	-	-	-	(14,458)	-	(14,458)
Capital distribution	-	-	-	-	-	(25)	(25)
Comprehensive income (loss)	-	-	-	(3,280)	37,142	50	33,912
Balance at June 30, 2015	489	370,914	(605,586)	(2,638)	607,079	277	370,535

Stock issued on share-based awards	-	734	-	-	-	-	734
Compensation expense associated with share-based awards	-	2,356	-	-	-	-	2,356
Tax benefit associated with exercise of share based awards	-	968	-	-	-	-	968
Purchase/retirement of company stock	-	-	(19,346)	-	-	-	(19,346)
Dividends declared on common stock	-	-	-	-	(17,401)	-	(17,401)
Capital distribution	-	-	-	-	-	(100)	(100)
Comprehensive income (loss)	-	-	-	(2,208)	56,637	27	54,456
Balance at June 30, 2016	489	374,972	(624,932)	(4,846)	646,315	204	392,202

Stock issued on share-based awards	1	1,199	-	-	-	-	1,200
Compensation expense associated with share-based awards	-	1,259	-	-	-	-	1,259
Tax benefit associated with exercise of share based awards	-	120	-	-	-	-	120
Purchase/retirement of company stock	-	-	(10,247)	-	-	-	(10,247)
Dividends declared on common stock	-	-	-	-	(20,533)	-	(20,533)
Capital distribution	-	-	-	-	-	-	-
Comprehensive income (loss)	-	-	-	715	36,194	(14)	36,895
Balance at June 30, 2017	$490	$377,550	$(635,179)	$(4,131)	$661,976	$190	$400,896

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2017, 2016 and 2015

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

Nature of Operations

We are a leading manufacturer and retailer of quality home furnishings and accents, offering complimentary interior design service to our clients and sell a full range of furniture products and decorative accents. We sell our products through one of the country’s largest home furnishing retail networks and at June 30, 2017 there were a total of 303 design centers in our retail network, of which 148 are Company operated and 155 are independently operated. Nearly all our Company operated retail design centers are located in the United States, with the remaining Company operated design centers located in Canada. The majority of the independently operated design centers are in Asia, with the remaining independently operated design centers located throughout the United States, the Middle East and Europe. We own and operate nine manufacturing facilities including six manufacturing plants and one sawmill in the United States and one manufacturing plant in Mexico and one in Honduras.

Use of Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. Areas in which significant estimates have been made include, but are not limited to, revenue recognition, the allowance for doubtful accounts receivable, inventory obsolescence, tax valuation allowances, useful lives and impairment analyses for property, plant and equipment and definite lived intangible assets, goodwill and indefinite lived intangible asset impairment analyses, the evaluation of uncertain tax positions and the fair value of assets acquired and liabilities assumed in business combinations.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the current year’s presentation. These changes were made for disclosure purposes only and did not have any impact on previously reported results.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Operating Leases

We record expense for operating leases by recognizing the minimum lease payments on a straight-line basis, beginning on the date that the lessee takes possession or control of the property. Several our operating lease agreements contain provisions for tenant improvement allowances, rent holidays, rent concessions, and/or rent escalations.

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

Impairment of Long-Lived Assets and Goodwill

Goodwill and other indefinite-lived intangible assets are evaluated for impairment on an annual basis during the fourth quarter of each fiscal year, and between annual tests whenever events or circumstances indicate that the carrying value of the goodwill or other intangible asset may exceed its fair value. When testing goodwill for impairment, we may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment for some or all of our reporting units and determine whether the carrying value exceeds the fair value using a quantitative assessment, as described below.

The recoverability of long-lived assets is evaluated for impairment whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of an asset or asset group. Our assessment of recoverability determines whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. The long-term nature of these assets requires the estimation of cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Financial Instruments

Because of their short-term nature, the carrying value of our cash and cash equivalents, receivables and payables, short-term debt and customer deposit liabilities approximates fair value. Substantially all our long-term debt at both June 30, 2017 and 2016 consists of our term loan and revolving credit facility. The estimated fair value is equal to the carrying value on those dates.

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

Revenue Recognition

Revenue is recognized when all the following have occurred: persuasive evidence of a sales arrangement exists (e.g. a wholesale purchase order or retail sales invoice); the sales arrangement specifies a fixed or determinable sales price; title and risk of ownership has passed to the customer; no specific performance obligations remain; product is shipped or services are provided to the customer; collectability is reasonably assured. As such, revenue recognition generally occurs upon the shipment of goods to independent retailers or, in the case of Ethan Allen operated retail design centers, upon delivery to the customer. If shipping is billed to customers, this is included in revenue. Recorded sales provide for estimated returns and allowances. We permit our customers to return defective products and incorrect shipments, and terms we offer are standard for the industry.

Shipping and Handling Costs

Our practice has been to sell our products at the same delivered cost to all retailers nationwide, regardless of shipping point. Costs incurred by the Company to deliver finished goods are expensed and recorded in selling, general and administrative expenses. Shipping and handling costs amounted to $71.3 million in fiscal year 2017, $71.7 million for fiscal 2016 and $67.3 million in fiscal 2015.

Advertising Costs

Advertising costs are expensed when first aired or distributed. Our total advertising costs were $39.7 million in fiscal year 2017, $34.1 million in fiscal year 2016 and $31.8 million in fiscal year 2015. These amounts include advertising media expenses, outside and inside agency expenses, certain website related fees and photo and video production. Fiscal 2016 and 2015 amounts include reclassifications to conform to the current year presentation. Prepaid advertising costs at June 30, 2017 totaled $1.5 million compared to $2.0 million at June 30, 2016.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Recently Adopted Accounting Pronouncements

There were no accounting pronouncements adopted in the fiscal years ended June 30, 2017 or 2016 that had a material effect on our consolidated financial statements or financial statement disclosures.

(2)     Business Acquisitions

From time to time the Company acquires design centers from its independent retailers in arms length transactions. There were no material acquisitions completed during the three fiscal years ended June 30, 2017, 2016 and 2015 respectively.

(3)     Inventories

Inventories at June 30 are summarized as follows (in thousands):

	2017	2016

Finished goods	$117,388	$129,627
Work in process	10,638	9,497
Raw materials	26,269	27,554
Valuation allowance	(4,812)	(4,355)
Inventories	$149,483	$162,323

(4)     Property, Plant and Equipment

Property, plant and equipment at June 30 are summarized as follows (in thousands):

	2017	2016

Land and improvements	$79,200	$80,002
Building and improvements	400,246	392,196
Machinery and equipment	125,773	126,066
Property, plant and equipment, gross	605,219	598,264
Less: accumulated depreciation and amortization	(335,021)	(324,649)
Property, plant and equipment, net	$270,198	$273,615

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(5)     Goodwill and Other Intangible Assets

At both June 30, 2017 and 2016, we had $25.4 million of goodwill, and $19.7 million of other indefinite-lived intangible assets consisting of Ethan Allen trade names, all of which is in our wholesale segment.

In the fourth quarter of fiscal years 2017, 2016, and 2015, the Company performed qualitative assessments of the fair value of the wholesale reporting unit and concluded it is more likely than not that the fair value of its goodwill exceeded its carrying value. In fiscal year 2011 the Company performed a quantitative assessment and determined the fair value of its wholesale reporting unit exceeded its carrying value by a substantial margin. The fair value of the trade name exceeded its carrying value by a substantial margin in fiscal years 2017, 2016 and 2015. To calculate fair value of these assets, management relies on estimates and assumptions which by their nature have varying degrees of uncertainty. Management therefore looks for third party transactions to provide the best possible support for the assumptions incorporated. Management considers several factors to be significant when estimating fair value including expected financial outlook of the business, changes in the Company’s stock price, the impact of changing market conditions on financial performance and expected future cash flows, and other factors. Deterioration in any of these factors may result in a lower fair value assessment, which could lead to impairment of the long-lived assets and goodwill of the Company.

(6)     Borrowings

Total debt obligations at June 30 consist of the following (in thousands):

	June 30,	June 30,
	2017	2016

Revolving Credit Facility due 10/21/2019	$-	$25,000
Term Loan due 10/21/2019	13,833	16,167
Capital leases	1,085	1,560
Total debt obligations	14,918	42,727
Unamortized debt issuance costs	(579)	(889)
Total debt	14,339	41,838
Less current maturities	2,731	3,001
Total long-term	$11,608	$38,837

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

At the Company’s option, revolving loans under the Facility bear interest, based on the average availability, at an annual rate of either (a) the London Interbank Offered rate (“LIBOR”) plus 1.5% to 1.75%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.5% to 0.75%. At June 30, 2017 the annual interest rate in effect on the revolving loan was 2.5625%.

At the Company’s option, term loans under the Facility bear interest, based on the Company’s rent adjusted leverage ratio, at an annual rate of either (a) LIBOR plus 1.75% to 2.25%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.75% to 1.25%. At June 30, 2017 the annual interest rate in effect on the term loan was 3.0%.

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

Quarterly installments of principal on the term loan are payable based on a straight line 15-year amortization period, with the balance due at maturity. In fiscal 2017 we repaid $25.0 million of the revolving credit facility with excess operating cash. The Company does not expect to repay in advance any additional portion of the Facility within the next year.

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

The Company intends to use the Facility for working capital and general corporate purposes, including dividend payments and share repurchases. At June 30, 2017 and June 30, 2016, there was $0.1 million and $0.2 million respectively, of standby letters of credit outstanding under the Facility. Total availability under the Facility was $114.9 million at June 30, 2017 and $89.8 million at June 30, 2016.

At both June 30, 2017 and June 30, 2016, we were in compliance with all covenants of under the facility.

The weighted-average interest rate applicable under our outstanding debt obligations for each of the last three fiscal years were as follows:

	Fiscal Year Ended June 30,
	2017	2016	2015
Weighted-average interest rate	2.4%	2.0%	4.8%

Aggregate scheduled maturities of our debt obligations for each of the five fiscal years subsequent to June 30, 2017, and thereafter are as follows (in thousands):

Fiscal Year Ended June 30
2018	2,999
2019	2,518
2020	9,294
2021	66
2022	41
Subsequent to 2022	-
Total scheduled debt payments	$14,918

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(7)     Leases

We lease real property and equipment under various operating lease agreements expiring at various times through 2039. Leases covering retail design center locations and equipment may require, in addition to stated minimums, contingent rentals based on retail sales or equipment usage. Generally, the leases provide for renewal for various periods at stipulated rates. Future minimum lease payments under non-cancelable operating leases for each of the five fiscal years subsequent to June 30, 2017, and thereafter are shown in the table below. Also shown are minimum future rentals from subleases, which will partially offset lease payments in the aggregate (in thousands):

	Minimum	Minimum
	Future	Future
	Lease	Sublease
Fiscal Year Ended June 30,	Payments	Rentals
2018	$34,901	$2,012
2019	31,157	$1,469
2020	26,610	965
2021	24,118	776
2022	20,526	657
Subsequent to 2022	59,804	152
Total	$197,116	$6,031

Total rent expense for each of the past three fiscal years ended June 30 was as follows (in thousands):

	2017	2016	2015
Basic rentals under operating leases	$33,033	$31,692	$31,220
Contingent rentals under operating leases	142	180	160
Basic and contingent rentals	33,175	31,872	31,380
Less: sublease rent	(1,824)	(1,964)	(3,062)
Total rent expense	$31,351	$29,908	$28,318

Deferred rent credits and deferred lease incentives are reflected in the Consolidated Balance Sheets and are amortized over the respective underlying lease terms on a straight-line basis as a reduction of rent expense. The amounts for the past two fiscal years are as follows:

	2017	2016
Deferred rent credits	$13,876	$13,003
Deferred lease incentives	$5,238	$4,538

(8)     Shareholders' Equity

Our authorized capital stock consists of 150,000,000 shares of Common Stock, par value $.01 per share, and 1,055,000 shares of Preferred Stock, par value $.01 per share. The Board of Directors may provide for the issuance of all or any shares of Preferred Stock in one or more classes or series, and to fix for each such class or series such voting powers, full or limited, or no voting powers, and such distinctive designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such class or series and as may be permitted by the General Corporation Law of the State of Delaware. As of June 30, 2017 and 2016, there were no shares of Preferred Stock issued or outstanding.

Share Repurchase Program

On November 21, 2002, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 2,000,000 shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. After that date, the Board of Directors increased the aggregate authorization under the repurchase program on several separate occasions, the last of which was on April 13, 2015 when the Board of Directors increased the aggregate authorization to approximately 3,000,000 shares. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchases, if any, will be determined as market and business conditions warrant. As of June 30, 2017 we had a remaining Board authorization to repurchase 1.4 million shares.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

During the past three fiscal years, we repurchased the following shares of our common stock (trade date basis):

	2017	2016	2015
Common shares repurchased	357,363	697,799	645,831
Cost to repurchase common shares	$10,246,302	$19,346,104	$16,469,725
Average price per share	$28.67	$27.72	$25.50

For the fiscal years presented above, we funded our purchases of treasury stock with existing cash on hand and cash generated through current period operations. All our common stock repurchases are recorded as treasury stock and result in a reduction of shareholders’ equity.

(9)      Earnings per Share

The following table sets forth the calculation of weighted average shares for the fiscal years ended June 30 (in thousands):

	2017	2016	2015
Weighted average shares of common stock outstanding for basic calculation	27,679	28,072	28,874

Effect of dilutive stock options and other share-based awards	279	252	308

Weighted average shares of common stock outstanding adjusted for dilution calculation	27,958	28,324	29,182

Certain restricted stock awards and the potential exercise of certain stock options were excluded from the respective diluted earnings per share calculation because their impact is anti-dilutive. In 2017, 2016 and 2015, stock options and share based awards of 379,350, 460,155 and 591,058, respectively, have been excluded.

(10)     Share-Based Compensation

For the twelve months ended June 30, 2017, 2016, and 2015, share-based compensation expense totaled $1.3 million, $2.4 million, and $1.2 million respectively. These amounts have been included in the Consolidated Statements of Comprehensive Income within selling, general and administrative expenses. During the twelve months ended June 30, 2017, 2016, and 2015, we recognized related tax benefits associated with our share-based compensation arrangements totaling $0.5 million, $0.8 million and $0.5 million, respectively (before valuation allowances). Such amounts have been included in the Consolidated Statements of Comprehensive Income within income tax expense.

At June 30, 2017, we had 1,263,530 shares of common stock available for future issuance pursuant to the 1992 Stock Option Plan (the “Plan”). The maximum number of shares of common stock reserved for issuance under the Plan is 6,487,867 shares. The Plan provides for the grant of non-compensatory stock options to eligible employees and non-employee directors. Stock options under the Plan are non-qualified under section 422 of the Internal Revenue Code and allow for the purchase of shares of our common stock. The Plan also provides for the issuance of stock appreciation rights ("SARs") on issued options, however no SARs have been issued to date. The awarding of such options is determined by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer. Options are generally granted with an exercise price equal to the market price of our common stock at the date of grant, vest ratably over a specified service period, and have a contractual term of 10 years. Equity awards can also include performance vesting conditions. Company policy further requires an additional one year holding period beyond the service vest date for certain executives. Beginning January 31, 2014, grants to employees included both company performance and service vesting conditions (as further described below). Grants to independent directors had a 3-year service vest condition. Following is a description of grants made under the Plan.

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

	2017	2016	2015
Volatility	36.8%	48.1%	52.9%
Risk-free rate of return	1.03%	1.93%	2.03%
Dividend yield	1.96%	1.95%	2.09%
Expected average life (years)	5.0	6.3	6.7

Options granted to employees beginning January 1, 2014 vest provided certain performance and service conditions are met (“Performance Options”). The performance conditions allow the potential vesting in three equal tranches, provided attainment of a minimum annual 5% growth in operating income (as defined in the agreement) for each of the ensuing three fiscal years. If the minimum annual growth is not achieved in any fiscal year, that tranche is forfeited, except that if a cumulative compound growth rate of 5% is achieved at the end of the three fiscal years, performance conditions for all three tranches will have been met. Service conditions require an additional period after performance conditions are met. Consequently, assuming both performance and service conditions are met, shares become exercisable between 3 and 5 years from grant date. At June 30, 2017, 196,000 Performance Options achieved the performance conditions, and consequently will vest ratably in three equal tranches on the grant date anniversary in years three, four and five provided service conditions are also met. The remaining 130,000 Performance Options did not achieve the respective performance conditions so the amortization to date was reversed at June 30 2017, and the options will be cancelled during fiscal 2018. The Performance Options are reflected in the options tables presented below. All options were issued at the closing stock price on each grant date, and have a contractual term of 10 years. A summary of stock option activity occurring during the fiscal year ended June 30, 2017 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
Options	Shares	Price	Term (yrs)	Intrinsic Value
Outstanding - June 30, 2016	907,073	$24.08
Granted	20,153	34.73
Exercised	(58,450)	20.51
Canceled (forfeited/expired)	(32,756)	28.77
Outstanding - June 30, 2017	836,020	24.41	4.2	$6,900,417
Exercisable - June 30, 2017	550,736	$23.33	2.4	$5,201,916

The weighted average grant-date fair value of options granted during fiscal 2017, 2016 and 2015 was $8.30, $11.53 and $11.30 respectively. The total intrinsic value of options exercised during 2017, 2016 and 2015 was $0.8 million, $0.3 million, and $4.5 million, respectively. As of June 30, 2017, there was $0.7 million of total unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.8 years. A summary of the nonvested shares as of June 30, 2017 and changes during the year then ended is presented below.

		Weighted Average
Options	Shares	Grant Date Fair Value
Nonvested June 30, 2016	353,702	$11.28
Granted	20,153	8.30
Vested	(71,904)	10.67
Canceled (forfeited/expired)	(16,667)	11.25
Nonvested at June 30, 2017	285,284	$11.18

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Stock Unit Awards

We account for stock unit awards as equity-based awards because upon vesting, they will be settled in common shares. These awards, which contain time and other vesting conditions, may also contain performance conditions providing recipients a contingent right to receive shares of the Company's common stock ("Performance Units"), conditioned upon the Company's achievement of certain performance targets and goals, and subject to the terms of the agreements. For Performance Units, we expense as compensation cost the fair value of the shares as of the grant date, and amortize expense ratably over the total performance and time vest period, taking into account the probability that we will satisfy the performance goals. We estimate, as of the date of grant, the fair value of Performance Units with a discounted cash flow model, using as model inputs the risk-free rate of return as the discount rate, dividend yield for dividends not paid during the restriction period, and a discount for lack of marketability for a one-year post-vest holding period. The lack of marketability discount used is the present value of a future put option using Monte-Carlo and Black-Scholes pricing models. The weighted average assumptions used for the fiscal years ended June 30 are noted in the table following. No Performance based restricted stock unit awards were granted under the Plan prior to December 1, 2015.

	2017	2016
Volatility	30.8%	33.3%
Risk-free rate of return	0.92%	0.77%
Dividend yield	1.97%	1.99%
Expected average life (years)	2.04	1.75

For each grant of Performance Units, the amount of the grant that will be earned and paid will be determined by reference to the achievement of certain performance goals for each of two initial fiscal years (on a cumulative basis) and the three fiscal years (on a cumulative basis) applicable to such grant. Equity-based compensation expenses related to performance-based shares recognized in our consolidated statements of comprehensive income are presented in the following table for the fiscal years ended June 30 (in thousands).

Granted within fiscal years ending June 30,	2017	2016
2016	$794	$733
2017	12	-
Total expense	$806	$733

A summary of stock unit activity occurring during the fiscal year ended June 30, 2017 is presented below.

		Weighted
		Average
		Grant Date
	Units	Fair Value
Non-vested units at June 30, 2016	218,050	$24.53
Granted	90,280	29.28
Vested	-	-
Canceled (forfeited/expired)	-	-
Non-vested units at June 30, 2017	308,330	25.92

As of June 30, 2017, there was $0.3 million of total unrecognized compensation cost related to nonvested units granted under the Plan based on our probability estimates. That cost is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock Awards

No restricted stock awards were granted or vested during fiscal 2017 and there was no unrecognized compensation cost related to restricted shares granted under the Plan.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(11)     Income Taxes

Income tax expense attributable to income from operations consists of the following for the fiscal years ended June 30 (in thousands):

	2017	2016	2015
Current:
Federal	$15,265	$27,660	$15,064
State	1,585	2,898	489
Foreign	445	88	55
Total current	17,295	30,646	15,608
Deferred:
Federal	3,413	(237)	2,979
State	85	207	759
Foreign	8	703	195
Total deferred	3,506	673	3,933
Income Tax Expense (Benefit)	$20,801	$31,319	$19,541

The following is a reconciliation of expected income tax expense (benefit) (computed by applying the federal statutory income tax rate to income before taxes) to actual income tax expense (benefit) (in thousands):

	2017		2016		2015

Expected Income Tax Expense	$19,947	35.0%	$30,785	35.0%	$19,839	35.0%
State income taxes, net of federal income tax	1,403	2.5%	2,514	2.9%	1,597	2.8%
Valuation allowance	329	0.6%	339	0.4%	409	0.7%
Section 199 Qualified Production Activities deduction	(999)	-1.8%	(1,513)	-1.7%	(998)	-1.8%
Unrecognized tax expense (benefit)	(48)	-0.1%	(479)	-0.5%	(641)	-1.1%
Other, net	169	0.3%	(327)	-0.4%	(665)	-1.2%
Actual income tax expense (benefit)	$20,801	36.5%	$31,319	35.6%	$19,541	34.5%

The deferred income tax asset and liability balances at June 30 (in thousands) include:

	2017	2016
Deferred tax assets:
Employee compensation accruals	4,395	4,343
Stock based compensation	2,878	2,665
Deferred rent credits	7,290	6,705
Net operating loss carryforwards	3,687	3,375
Inventories	1,254	155
Goodwill	953	1,729
Other, net	2,396	2,504
Total deferred tax assets	22,853	21,476
Less: Valuation allowance	(2,485)	(2,155)
Net deferred tax assets	$20,368	$19,321

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

	2017	2016
Deferred tax liabilities:
Property, plant and equipment	5,360	654
Intangible assets other than goodwill	14,166	14,260
Commissions	3,420	3,478
Other, net	-	-
Total deferred tax liability	22,946	18,392
Total net deferred tax asset (liability)	$(2,578)	$929

The deferred tax balances are classified in the Consolidated Balance Sheets as follows at June 30 (in thousands):

	2017	2016
Current assets	$3,916	$3,174
Non-current assets	1,167	835
Current liabilities	-	-
Non-current liabilities	7,661	3,080
Total net deferred tax asset (liability)	$(2,578)	$929

Current deferred tax assets and liabilities and non-current deferred tax assets and liabilities have been presented net in the Consolidated Balance Sheets.

We evaluate our deferred taxes to determine if the “more likely than not” standard of evidence has not been met thereby supporting the need for a valuation allowance. A valuation allowance must be established for deferred tax assets when it is less than 50% likely that assets will be realized. At June 30 of 2017 and 2016, such an allowance was in place against the Belgian foreign tax assets, and at June 30, 2017 this valuation allowance was approximately $2.5 million.

The Company’s deferred income tax assets at June 30, 2017 with respect to the net operating losses expire as follows (in thousands):

	Deferred	Net Operating
	Income	Loss
	Tax Assets	Carryforwards
United States (State), expiring between 2018 and 2032	$1,110	$23,760
Foreign, Expiring in 2034	2,577	7,622

Deferred U.S. federal income taxes are not provided for unremitted foreign earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested.

Uncertain Tax Positions

We recognize interest and penalties related to income tax matters as a component of income tax expense. If the $2.1 million of unrecognized tax benefits and related interest and penalties as of June 30, 2017 were recognized, approximately $1.4 million would be recorded as a benefit to income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits including related interest and penalties as of June 30, 2017 and 2016 is as follows (in thousands):

	2017	2016
Beginning balance	$2,170	$3,117
Additions for tax positions taken	646	776
Reductions for tax positions taken in prior years	(694)	(1,530)
Settlements	(16)	(193)
Ending balance	$2,106	$2,170

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

It is reasonably possible that various issues relating to approximately $0.2 million of the total gross unrecognized tax benefits as of June 30, 2017 will be resolved within the next twelve months as exams are completed or statutes expire. If recognized, approximately $0.1 million of unrecognized tax benefits would reduce our tax expense in the period realized. However, actual results could differ from those currently anticipated.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by the taxing authorities in such major jurisdictions as the U.S. Canada, Mexico, Belgium and Honduras. As of June 30, 2017, the Company and certain subsidiaries are currently under audit from 2014 through 2016 in the U.S. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant.

(12)     Employee Retirement Programs

The Ethan Allen Retirement Savings Plan

The Ethan Allen Retirement Savings Plan (the "Savings Plan") is a defined contribution plan, which is offered to substantially all our employees who have completed three consecutive months of service regardless of hours worked. We may, at our discretion, make a matching contribution to the 401(k) portion of the Savings Plan on behalf of each participant. Total 401(k) Company match expense amounted to $3.5 million in 2017, $3.4 million in 2016, and $3.3 million in 2015.

Other Retirement Plans and Benefits

Ethan Allen provides additional benefits to selected members of senior and middle management in the form of previously entered deferred compensation arrangements and a management cash bonus and other incentive programs. The total cost of these benefits was $1.0 million, $3.6 million, and $3.7 million in 2017, 2016 and 2015, respectively.

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

(14)     Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the fiscal years ended June 30 (in thousands):

	Years ended June 30,
	2017	2016
Beginning balance	$(4,846)	$(2,638)
Changes before reclassifications	715	(2,208)
Amounts reclassified from accumulated other comprehensive income	-	-
Current period other comprehensive income	715	(2,208)
Ending balance	$(4,131)	$(4,846)

Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada, Belgium, Honduras and Mexico, and exclude income taxes given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period.

(15)     Segment Information

Our wholesale and retail operating segments represent strategic business areas of our vertically integrated enterprise that operate separately and provide their own distinctive services. This vertical structure enables us to offer our complete line of home furnishings and accents more effectively while controlling quality and cost. We evaluate performance of the respective segments based upon revenues and operating income. Inter-segment transactions result, primarily, from the wholesale sale of inventory to the retail segment, including the related profit margin.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

As of June 30, 2017, the Company operated 148 design centers (our retail segment) and our independent retailers operated 155 design centers. Our wholesale segment net sales include sales to our retail segment, which are eliminated in consolidation, and sales to our independent retailers. Our retail segment net sales accounted for 79% of our consolidated net sales in fiscal 2017. Our wholesale segment net sales to independent retailers accounted for 21%, including approximately 11.9% of our consolidated net sales in fiscal 2017 to the ten largest independent retailers, who operate 101 design centers. Information for each of the last three fiscal years ended June 30 is provided below (in thousands):

	2017	2016	2015
Net sales:
Wholesale segment	$453,326	$491,467	$469,384
Retail segment	603,677	626,511	579,713
Elimination of inter-company sales	(293,618)	(323,776)	(294,497)
Consolidated Total	$763,385	$794,202	$754,600

Operating income (loss):
Wholesale segment	$53,505	$74,412	$66,988
Retail segment	1,198	16,450	1,726
Adjustment of inter-company profit (1)	3,247	(1,683)	(2,780)
Consolidated Total	$57,950	$89,179	$65,934

Depreciation & Amortization:
Wholesale segment	$7,550	$7,587	$8,044
Retail segment	12,565	11,766	11,098
Consolidated Total	$20,115	$19,353	$19,142

Capital expenditures:
Wholesale segment	$8,589	$12,446	$9,427
Retail segment	9,056	10,521	10,360
Acquisitions	676	165	1,991
Consolidated Total	$18,321	$23,132	$21,778

	June 30,	June 30,	June 30,
	2017	2016	2015
Total Assets:
Wholesale segment	$279,364	$271,116	$295,949
Retail segment	319,341	339,942	341,886
Inventory profit elimination (2)	(30,483)	(33,649)	(31,858)
Consolidated Total	$568,222	$577,409	$605,977

(1)	Represents the change in wholesale profit contained in Ethan Allen design center inventory at the end of the period.

(2)	The wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

Our international net sales are comprised of our wholesale segment sales to independent retailers and our retail segment sales to consumers through the Company operated design centers. The number of international design centers, and the related net sales as a percent of our consolidated net sales is shown in the following table.

	Fiscal Year Ended June 30,
	2017	2016	2015
Independent design centers	107	103	97
Company operated design centers	6	6	7
Total international design centers	113	109	104

Percentage of consolidated net sales	10.0%	9.2%	11.6%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(16)     Selected Quarterly Financial Data (Unaudited)

Tabulated below is selected financial data for each quarter of the fiscal years ended June 30, 2017, 2016, and 2015 (in thousands, except per share data):

	Quarter Ended
	September 30	December 31	March 31	June 30
Fiscal 2017:
Net Sales	$193,287	$194,672	$180,501	$194,925
Gross profit	108,467	108,124	94,735	108,397
Net income	11,529	10,700	2,282	11,683
Earnings per basic share	0.42	0.39	0.08	0.42
Earnings per diluted share	0.41	0.38	0.08	0.42
Dividends declared per common share	0.17	0.19	0.19	0.19

Fiscal 2016:
Net Sales	$190,391	$207,535	$190,583	$205,693
Gross profit	104,673	116,058	105,717	115,788
Net income	13,147	16,534	10,178	16,778
Earnings per basic share	0.46	0.58	0.37	0.60
Earnings per diluted share	0.46	0.58	0.36	0.60
Dividends declared per common share	0.14	0.14	0.17	0.17

Fiscal 2015:
Net Sales	$190,706	$197,067	$173,259	$193,568
Gross profit	104,803	106,074	94,110	106,176
Net income	11,879	10,038	2,536	12,689
Earnings per basic share	0.41	0.35	0.09	0.44
Earnings per diluted share	0.41	0.34	0.09	0.44
Dividends declared per common share	0.12	0.12	0.12	0.14

(17)     Financial Instruments

We determine fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the Company. In addition, the fair value of liabilities includes consideration of non-performance risk including our own credit risk. Each fair value measurement is reported in one of the three levels, determined by the lowest level input that is significant to the fair value measurement in its entirety. Level 1 inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. Level 2 inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The following section describes the valuation methodologies we use to measure different financial assets and liabilities at fair value.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and June 30, 2016

(in thousands):

	June 30, 2017			June 30, 2016
	Level 1	Level 2	Balance	Level 1	Level 2	Balance
Cash equivalents	$65,031	$-	$65,031	$60,479	$-	$60,479
Available-for-sale securities	-	-	-	-	-	-
Total	$65,031	$-	$65,031	$60,479	$-	$60,479

Cash equivalents consist of money market accounts, and mutual funds in U.S. government and agency fixed income securities. We use quoted prices in active markets for identical assets or liabilities to determine fair value. There were no transfers between level 1 and level 2 during fiscal years 2017 or 2016. At June 30, 2017 and 2016, $7.3 million and $7.8 million, respectively, of cash equivalents were restricted and classified as a long-term asset.

We did not hold any available-for-sale securities at June 30, 2017 or 2016 as all municipal bonds matured and the proceeds were transferred to our operating cash accounts. There were no material gross unrealized gains or losses on available-for-sale securities at June 30, 2017 or June 30, 2016.

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

(18)     Restricted Cash and Investments

At June 30, 2017 and 2016 we held $7.3 million and $7.8 million, respectively, of cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation and other insurance liabilities. These restricted funds, which can be invested by us in money market mutual funds, and U.S. Treasuries and U.S. Government agency fixed income instruments with maturities of two years or less, cannot be withdrawn from our account without the prior written consent of the secured parties. These restricted funds are classified as long-term assets because they are not expected to be used within one year to fund operations. See also Note 17, “Financial Instruments”.

(19)     Subsequent Events

None.

(20)     Valuation and Qualifying Accounts

The following table provides information regarding the Company’s sales discounts, sales returns and allowance for doubtful accounts (in thousands):

		Additions
	Balance at	(Reductions)	Adjustments	Balance at
	Beginning	Charged to	and/or	End of
	of Period	Income	Deductions	Period
Accounts Receivable:
Sales discounts, sales returns and allowance for doubtful accounts:
June 30, 2017	$1,639	$28	$-	$1,667
June 30, 2016	1,386	253	-	1,639
June 30, 2015	$1,442	$(56)	$-	$1,386

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman of the Board and Chief Executive Officer ("CEO") and Executive Vice President Administration and Chief Financial Officer("CFO"), as appropriate, to allow timely decisions regarding required financial disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted to the SEC is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2017, as stated in their report included under Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 is incorporated by reference to Ethan Allen Interiors Inc. proxy statement for the Annual Meeting of Shareholders scheduled to be held on November 15, 2017 (the "Proxy Statement") to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2017 fiscal year.

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

Audit Committee Financial Expert

Our Board of Directors has determined that we have three "audit committee financial experts", as defined under Item 407(d)(5)(ii) of Regulation S-K of the Securities Exchange Act of 1934, currently serving on our Audit Committee. Those members of our Audit Committee who are deemed to be audit committee financial experts are as follows:

James B. Carlson Domenick J. Esposito James W. Schmotter

All persons identified as audit committee financial experts are independent from management as defined by the applicable listing standards of the New York Stock Exchange.

The remaining information required by this Item will be included in and is incorporated herein by reference from our 2017 Proxy Statement.

Item 11.   Executive Compensation

The information required by this Item will be included in and is incorporated herein by reference from our 2017 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated by reference to the sections entitled ["Equity Compensation Plan Information"] and ["Security Ownership of Common Stock of Certain Owners and Management"] in the 2017 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the section entitled ["Certain Relationships and Related Party Transactions"] and ["Corporate Governance —Director Independence "] in the 2017 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the sections entitled ["Audit Fees"] and ["Audit and Non-Audit Engagement Pre-Approval Policy "] in the 2017 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)

Financial Statements. Our Consolidated Financial Statements, included under Item 8 hereof, as required at June 30, 2017 and 2016, and for the years ended June 30, 2017, 2016 and 2015 consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Comprehensive Income

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders' Equity

Notes to the Consolidated Financial Statements

(a)(2)	Financial Statement Schedules. None.

(b)	The following Exhibits are filed as part of this report on Form 10-K:

Exhibit Number	Exhibit

3 (a)

Amended and Restated Certificate of Incorporation of the Company dated as of November 16, 2016 (incorporated by reference to Exhibit 3.(A) to the Current Report on Form 8-K of the Company filed with the SEC on November 16, 2016)

3 (b)

Certificate of Designations relating to the New Convertible Preferred Stock dated as of March 23, 1993 (incorporated by reference to Exhibit 3(b) to the Annual Report on Form 10-K of the Company filed with the SEC on August 8, 2012)

3 (c)

Certificate of Designations of Series C Junior Participating Preferred Stock dated as of July 3, 1996, and Certificate of Amendment of Certificate of Designations of Series C Junior Participating Preferred Stock dated as of December 27, 2004 (incorporated by reference to Exhibit 3(c) to the Annual Report on Form 10-K of the Company filed with the SEC on August 8, 2012)

3 (d)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.(D) to the Current Report on Form 8-K of the Company filed with the SEC on November 16, 2016)

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

The Ethan Allen Retirement Savings Plan as Amended and Restated, effective January 1, 2006 (incorporated by reference to Exhibit 10(b)-7 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 5, 2007 †

10 (c)

Sales Finance Agreement, dated June 25, 1999, between the Company and MBNA America Bank, N.A. (incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2000)

10 (d)

Second Amended and Restated Private Label Consumer Credit Card Program Agreement, dated as of July 23, 2007, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc. and GE Money Bank (incorporated by reference to Exhibit 10(e)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 5, 2007)(confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

10 (d)-1

First Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement, dated as of July 25, 2008, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc. and GE Money Bank (incorporated by reference as Exhibit 10(e)-1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 10, 2010)

10 (d)-2

Second Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement, dated as of February 16, 2010, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc. and GE Money Bank (incorporated by reference as Exhibit 10(e)-2 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 10, 2010) (confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

10 (d)-3

Third Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement, dated as of June 30, 2011, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc. and GE Money Bank (incorporated by reference to Exhibit 10(e)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 3, 2010) (confidential treatment under Rule 24b-2 requested as to certain portions which are omitted and filed separately with the SEC)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

10 (d)-4

Fourth Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement dated as of January 1, 2014, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc., and GE Capital Retail Bank (incorporated by reference to Exhibit 10(d)-4 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on January 31, 2014) (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

10 (d)-5

Fifth Amendment to Second Amended and Restated Private Label Consumer Credit Card Program Agreement effective as of July 1, 2015, by and between Ethan Allen Global, Inc., Ethan Allen Retail, Inc., and Synchrony Bank (incorporated by reference to Exhibit 10.(D)-5 to the Annual Report on Form 10-K of the Company filed with the SEC on August 12, 2015) (confidential treatment requested under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

10 (e)

Employment Agreement between the Company and M. Farooq Kathwari dated October 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2015) †

10 (e)-1	Form of Performance-Based Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2015) †

10 (e)-2	Change in Control Severance Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2015) †

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

10 (f)-3

Amendment No. 2, dated as of March 25, 2011, to the Credit Agreement dated May 29, 2009, among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P.Morgan Chase Bank, N.A., and Wells Fargo Bank, National Association (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 5, 2011)

10 (f)-4

Amended and Restated Credit Agreement, dated October 21, 2014, among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P. Morgan Chase Bank, N.A., and Capital One, National Association (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on October 22, 2014)

10 (f)-5

Amendment No. 2 Dated as of September 10, 2015 to Amended and restated credit agreement dated as of October 21, 2014 among Ethan Allen Global, Inc., and J.P. Morgan Chase Bank, N.A. as Administrative Agent and Syndication Agent, and Capital One, National Association as Documentation Agent dated as of October 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 11, 2015)

10 (f)-6

Amendment No. 3, dated as of January 22, 2016, to the Amended and Restated Credit Agreement dated as of October 21, 2014 among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P.Morgan Chase Bank, N.A. and Capital One, National Association (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 27, 2016).

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

	10 (g)	Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 10(f) to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2007) †

	10 (g)-1	Form of Option Agreement for Grants to Independent Directors (incorporated by reference to Exhibit 10(h)-4 to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2005) †

	10 (g)-2	Form of Option Agreement for Grants to Employees (incorporated by reference to Exhibit 10(h)-5 to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2005 †

	10 (g)-3	Form of Restricted Stock Agreement for Executives (incorporated by reference to Exhibit 10(f)-1 to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2007) †

	10 (g)-4	Form of Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10(f)-2 to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2007) †

	10 (g)-5	Form of performance condition option agreement for employees (incorporated by reference to Exhibit 10(g)-5 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 1, 2014) †

	21	List of wholly-owned subsidiaries of the Company

	23	Consent of KPMG LLP

	31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Labels Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*  Furnished herewith.

†  Management contract or compensatory plan, contract or arrangement.

Item 16.     Form 10-K Summary

None.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHAN ALLEN INTERIORS INC. (Registrant)

DATE: August 2, 2017	By/s/ M. Farooq Kathwari (M. Farooq Kathwari) Chairman, President and Chief Executive Officer (Principal Executive Officer)
DATE: August 2, 2017	By/s/ Corey Whitely (Corey Whitely) Executive Vice President, Administration, Chief Financial Officer and Treasurer (Principal Financial Officer)

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

/s/ M. Farooq Kathwari	Chairman, President and Chief Executive Officer
(M. Farooq Kathwari)	(Principal Executive Officer)

/s/ Corey Whitely	Executive Vice President, Administration,
(Corey Whitely)	Chief Financial Officer and Treasurer (Principal Financial Officer)
/s/ John S. Bedford	Vice President, Corporate Controller
(John S. Bedford)	(Principal Accounting Officer)

/s/ James B. Carlson	Director
(James B. Carlson)

/s/ John J. Dooner Jr.	Director
(John J. Dooner Jr.)

/s/ Domenick J. Esposito	Director
(Domenick J. Esposito)

/s/ Mary Garrett	Director
(Mary Garrett)

/s/ James W. Schmotter	Director
(James W. Schmotter)

/s/ Tara I. Stacom	Director
(Tara I. Stacom)

Date: August 2, 2017