Form 10-Q
period 2017-09-30
ETHAN ALLEN INTERIORS INC
filed 2017-10-26
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

At October 19, 2017, there were 27,470,962 shares of Common Stock, par value $.01, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	September 30, 2017	June 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,728	$57,701
Accounts receivable, less allowance for doubtful accounts of $1,686 at September 30, 2017 and $1,667 at June 30, 2017	10,088	12,293
Inventories	157,505	149,483
Prepaid expenses and other current assets	21,787	23,621
Total current assets	242,108	243,098

Property, plant and equipment, net	267,257	270,198
Goodwill and other intangible assets	45,128	45,128
Restricted cash and investments	7,046	7,330
Other assets	2,887	2,468
Total assets	$564,426	$568,222

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$372	$2,731
Customer deposits	69,165	62,960
Accounts payable	17,231	16,961
Accrued compensation and benefits	23,994	20,352
Accrued expenses and other current liabilities	24,985	23,441
Total current liabilities	135,747	126,445
Long-term debt	263	11,608
Other long-term liabilities	26,144	29,273
Total liabilities	162,154	167,326
Shareholders' equity:
Common stock	490	490
Additional paid-in-capital	376,251	377,550
Less: Treasury stock (at cost)	(634,532)	(635,179)
Retained earnings	664,148	661,976
Accumulated other comprehensive income (loss)	(4,261)	(4,131)
Total Ethan Allen Interiors Inc. shareholders' equity	402,096	400,706
Noncontrolling interests	176	190
Total shareholders' equity	402,272	400,896
Total liabilities and shareholders' equity	$564,426	$568,222

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three months ended
	September 30,
	2017	2016
Net sales	$181,302	$193,287
Cost of sales	80,979	84,820
Gross profit	100,323	108,467
Selling, general and administrative expenses	88,774	90,130
Operating income	11,549	18,337
Interest and other income (expense)	56	143
Interest and other related financing costs	185	323
Income before income taxes	11,420	18,157
Income tax expense	4,005	6,628
Net income	$7,415	$11,529

Per share data:
Basic earnings per common share:
Net income per basic share	$0.27	$0.42
Basic weighted average common shares	27,459	27,725
Diluted earnings per common share:
Net income per diluted share	$0.27	$0.41
Diluted weighted average common shares	27,756	28,012

Comprehensive income:
Net income	$7,415	$11,529
Other comprehensive income
Currency translation adjustment	(130)	(930)
Other	(14)	(12)
Other comprehensive income (loss) net of tax	(144)	(942)
Comprehensive income	$7,271	$10,587

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three months ended September 30,
	2017	2016
Operating activities:
Net income	$7,415	$11,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,086	4,999
Compensation expense related to share-based payment awards	444	804
Provision (benefit) for deferred income taxes	821	169
(Gain) loss on disposal of property, plant and equipment	346	666
Other	44	(148)
Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	2,205	(400)
Inventories	(8,022)	2,980
Prepaid and other current assets	(2,105)	(1,493)
Customer deposits	6,205	1,434
Accounts payable	270	2,052
Accrued expenses and other current liabilities	5,182	4,554
Other assets and liabilities	(259)	370
Net cash provided by operating activities	17,632	27,516

Investing activities:
Proceeds from the disposal of property, plant & equipment	4	1,258
Change in restricted cash and investments	284	518
Capital expenditures	(2,653)	(7,440)
Other investing activities	47	42
Net cash provided by (used in) investing activities	(2,318)	(5,622)

Financing activities:
Payments on long-term debt and capital lease obligations	(14,059)	(829)
Purchases and retirements of company stock	(1,100)	-
Payment of cash dividends	(5,239)	(4,738)
Other financing activities	4	306
Net cash provided by (used in) financing activities	(20,394)	(5,261)
Effect of exchange rate changes on cash	107	(38)
Net increase (decrease) in cash & cash equivalents	(4,973)	16,595
Cash & cash equivalents at beginning of period	57,701	52,659
Cash & cash equivalents at end of period	$52,728	$69,254

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three Months Ended September 30, 2017

(Unaudited)

(In thousands)

				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Treasury	Comprehensive	Retained	Controlling
	Stock	Capital	Stock	Income (loss)	Earnings	Interests	Total
Balance at June 30, 2017	$490	$377,550	$(635,179)	$(4,131)	$661,976	$190	$400,896

Stock issued on share-based awards	-	4	-	-	-	-	4

Compensation expense associated with share-based awards	-	444	-	-	-	-	444

Purchase/retirement of company stock	-	(1,747)	647	-	-	-	(1,100)

Dividends declared on common stock	-	-	-	-	(5,243)	-	(5,243)

Comprehensive income	-	-	-	(130)	7,415	(14)	7,271
Balance at September 30, 2017	$490	$376,251	$(634,532)	$(4,261)	$664,148	$176	$402,272

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2017.

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

The Company’s consolidated effective tax rate was 35.1% for the three months ended September 30, 2017 and 36.5% for the three months ended September 30, 2016. The current period’s effective tax rate primarily includes tax expense on the taxable year’s net income, and tax and interest expense on uncertain tax positions partially offset by tax benefit on the vesting of restricted stock units. The prior period’s effective tax rate primarily includes tax expense on the taxable year’s net income, and tax and interest expense on uncertain tax positions. Effective July 1, 2017 the company adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires the Company to present all deferred tax assets and liabilities as noncurrent. The Company has applied the new guidance prospectively and accordingly the prior balance sheets were not retrospectively adjusted. The adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(4)	Restricted Cash and Investments

At September 30, 2017 and June 30, 2017, we held $7.0 million and $7.3 million respectively, of restricted cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation insurance and other insurance. These funds can be invested in high quality money market mutual funds, U.S. Treasuries and U.S. Government agency fixed income instruments, and cannot be withdrawn without the prior written consent of the secured party. These assets are carried at cost, which approximates market value and are classified as long-term assets because they are not expected to be used within one year to fund operations. See also Note 11, “Financial Instruments".

(5)	Inventories

Inventories at September 30, 2017 and June 30, 2017 are summarized as follows (in thousands):

	September 30,	June 30,
	2017	2017

Finished goods	$116,694	$117,388
Work in process	12,670	10,638
Raw materials	29,945	26,269
Valuation allowance	(1,804)	(4,812)
Inventories	$157,505	$149,483

(6)	Borrowings

Total debt obligations at September 30, 2017 and June 30, 2017 consist of the following (in thousands):

	September 30,	June 30,
	2017	2017

Term Loan due 2019	$-	$13,833
Capital leases	635	1,085
Total debt obligations	635	14,918
Unamortized debt issuance costs	-	(579)
Total debt	635	14,339
Less current maturities	372	2,731
Total long-term	$263	$11,608

The Company entered into a five year, $150 million senior secured revolving credit and term loan facility on October 21, 2014, as amended (the “Facility”). The Facility, which expires on October 21, 2019, provided a single-draw term loan of $35 million and a revolving credit line of up to $115 million, subject to borrowing base availability. We incurred financing costs of $1.5 million under the Facility. The unamortized portion is being amortized by the interest method, over the remaining life of the Facility.

At the Company’s option, revolving loans under the Facility bear interest, based on the average availability, at an annual rate of either (a) the London Interbank Offered rate (“LIBOR”) plus 1.5% to 1.75%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) LIBOR plus 1.0% plus in each case 0.5% to 0.75%.

During the quarter ended September 30, 2017, the remaining balance due on the term loan was repaid. The interest on the term loan under the Facility had been based on the Company’s rent adjusted leverage ratio with an annual rate of LIBOR plus 1.75% to 2.25%.

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

The Company intends to use the Facility for working capital and general corporate purposes, including dividend payments and share repurchases. At both September 30, 2017 and June 30, 2017, there was $0.1 million of standby letters of credit outstanding under the Facility. Total availability under the Facility was $114.9 million at both September 30, 2017 and June 30, 2017.

At both September 30, 2017 and June 30, 2017, we were in compliance with all of the covenants under the Facility.

The following table summarizes, as of September 30, 2017, the timing of cash payments related to our outstanding long-term debt obligations for the remaining nine months of fiscal 2018, and each of the five fiscal years subsequent to June 30, 2018, and thereafter (in thousands).

Periods ending June 30,
2018	$308
2019	139
2020	81
2021	66
2022	41
2023 and thereafter	-
Total scheduled debt payments	$635

(7)	Litigation

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

All options are issued at the closing stock price on each grant date, and have a contractual term of 10 years. A summary of stock option activity occurring during the three months ended September 30, 2017 is presented below:

Shares
Outstanding as of June 30, 2017	836,020
Granted	19,482
Exercised	(250)
Canceled (forfeited/expired)	(120,859)
Outstanding as of September 30, 2017	734,393

Exerciseable as of September 30, 2017	444,417

A summary of stock unit activity occurring during the three months ended September 30, 2017 is presented below.

		Weighted
		Average
		Grant Date
	Units	Fair Value
Non-vested units at June 30, 2017	308,330	$25.92
Granted	81,250	25.42
Vested	(59,211)	23.96
Canceled (forfeited/expired)	-	-
Non-vested units at September 30, 2017	330,369	$26.15

A summary of restricted stock activity occurring during the three months ended September 30, 2017 is presented below.

		Weighted
		Average
		Grant Date
	Units	Fair Value
Non-vested shares at June 30, 2017	-	$-
Granted	16,234	25.62
Vested	-	-
Canceled (forfeited/expired)	-	-
Non-vested units at September 30, 2017	16,234	$25.62

At September 30, 2017, there were 1,267,423 shares of common stock available for future issuance pursuant to the Stock Incentive Plan.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9)	Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three months ended
	September 30,
	2017	2016
Weighted average shares of common stock outstanding for basic calculation	27,459	27,725

Effect of dilutive stock options and other share-based awards	297	287

Weighted average shares of common stock outstanding adjusted for dilution calculation	27,756	28,012

As of September 30, 2017 and 2016, stock options to purchase 337,761 and 492,565 common shares, respectively, were excluded from the respective diluted earnings per share calculations because their impact was anti-dilutive.

(10)	Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of foreign currency translation adjustments which are the result of changes in foreign currency exchange rates related to our operations in Canada, Belgium, Honduras, and Mexico, and exclude income taxes given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite time. The table following sets forth the activity in accumulated other comprehensive income (loss) for the period ended September 30, 2017 (in thousands).

Balance June 30, 2017	$(4,131)
Changes before reclassifications	$(130)
Amounts reclassified from accumulated other comprehensive income	$-
Current period other comprehensive income (loss)	$(130)
Balance September 30, 2017	$(4,261)

(11)	Financial Instruments

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and June 30, 2017

(in thousands):

	September 30, 2017			June 30, 2017
	Level 1	Level 2	Balance	Level 1	Level 2	Balance
Cash equivalents	$59,774	$-	$59,774	$65,031	$-	$65,031
Available-for-sale securities	-	-	-	-	-	-
Total	$59,774	$-	$59,774	$65,031	$-	$65,031

Cash equivalents consist of money market accounts, and mutual funds in U.S. government and agency fixed income securities. We use quoted prices in active markets for identical assets or liabilities to determine fair value. There were no transfers between level 1 and level 2 during fiscal years 2018 or 2017. At September 30, 2017 and June 30, 2017, $7.0 million and $7.3 million, respectively, of cash equivalents were restricted and classified as a long-term asset. We did not hold any available-for-sale securities at September 30, 2017 or June 30, 2017.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including our cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the quarter ended September 30, 2017, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis.

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

As of September 30, 2017, the Company operated 150 design centers (our retail segment) and our independent retailers operated 156 design centers. Our wholesale segment net sales include sales to our retail segment, which are eliminated in consolidation, sales to our independent retailers and unaffliated third parties. Our retail segment net sales accounted for 78% of our consolidated net sales in the first quarter of fiscal 2018. Our wholesale segment net sales accounted for 22%. Information for the three months ended September 30, 2017 and 2016 is provided below (in thousands):

	Three months ended
	September 30,
	2017	2016
Case Goods	33%	32%
Upholstered Products	50%	52%
Home Accents and Other	17%	16%
	100%	100%

The proportion of retail segment sales by these product lines for the three months ended September 30, 2017 and 2016 is provided as follows:

	Three months ended
	September 30,
	2017	2016
Case Goods	31%	30%
Upholstered Products	47%	49%
Home Accents and Other	22%	21%
	100%	100%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Segment information for the three months ended September 30, 2017 and 2016 is provided below (in thousands):

	Three months ended
	September 30,
	2017	2016
Net sales:
Wholesale segment	$111,587	$114,564
Retail segment	141,575	$152,255
Elimination of inter-company sales	(71,860)	(73,532)
Consolidated Total	$181,302	$193,287

Operating income:
Wholesale segment	$13,462	$16,491
Retail segment	(2,773)	1,023
Adjustment of inter-company profit (1)	860	823
Consolidated Total	$11,549	$18,337

Depreciation & Amortization:
Wholesale segment	$1,987	$1,910
Retail segment	3,099	3,089
Consolidated Total	$5,086	$4,999

Capital expenditures:
Wholesale segment	$751	$3,639
Retail segment	1,902	3,801
Acquisitions	-	-
Consolidated Total	$2,653	$7,440

	September 30,	June 30,
	2017	2017
Total Assets:
Wholesale segment	$274,318	$279,364
Retail segment	319,426	319,341
Inventory profit elimination (2)	(29,318)	(30,483)
Consolidated Total	$564,426	$568,222

(1)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.
(2)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(13)	Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which states that inventory should be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We adopted the provisions of ASU 2015-11 effective July 1, 2017, applied prospectively. We do not believe that the adoption will have a material impact on our consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires the Company to present all deferred tax assets and liabilities as noncurrent. We adopted the provisions of ASU 2015-17 effective July 1, 2017. At June 30, 2017 we had net current deferred tax assets of $3.9 million which would have been classified as noncurrent under the new standard.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Stock Compensation. The objective of this amendment is part of the FASB’s Simplification Initiative as it applies to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted the provisions of ASU 2016-09 effective July 1, 2017. For the fiscal year ended June 30, 2017, the Company recorded a credit to additional paid in capital of $0.1 million that under the new standard would have been recognized in income. Excess tax benefits were not material in fiscal year 2017.

(14)	Subsequent Events

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with (i) our Consolidated Financial Statements, and notes thereto, included in Item 1 of Part I of this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended June 30, 2017.

Forward-Looking Statements

Management's discussion and analysis of financial condition and results of operations and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our management’s beliefs and assumptions concerning future events based on information currently available to us relating to our future results. Such forward-looking statements are identified in this Quarterly Report on Form 10-Q and in documents incorporated herein by reference by use of forward-looking words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", “will”, “may”, “continue”, “project”, ”target”, “outlook”, “forecast”, “guidance”, and similar expressions and the negatives of such forward-looking words. These forward-looking statements are subject to management decisions and various assumptions about future events, and are not guarantees of future performance. Actual results could differ materially from those anticipated in the forward-looking statements due to a number of risks and uncertainties including, but not limited to: competition from overseas manufacturers and domestic retailers; our anticipating or responding to changes in consumer tastes and trends in a timely manner; our ability to maintain and enhance our brand, marketing and advertising efforts and pricing strategies; changes in global and local economic conditions that may adversely affect consumer demand and spending, our manufacturing operations or sources of merchandise and international operations; changes in U.S. policy related to imported merchandise; an economic downturn; our limited number of manufacturing and logistics sites; fluctuations in the price, availability and quality of raw materials; environmental, health and safety requirements; product safety concerns; disruption to our technology infrastructure (including cyber attacks); increasing labor costs, competitive labor markets and our continued ability to retain high-quality personnel and risks of work stoppages; loss of key personnel; our ability to obtain sufficient external funding to finance our operations and growth; access to consumer credit; the effect of operating losses on our ability to pay cash dividends; our ability to locate new design center sites and/or negotiate favorable lease terms for additional design centers or for the expansion of existing design centers; the effects of terrorist attacks or conflicts or wars involving the United States or its allies or trading partners;and those matters discussed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2017, and elsewhere in this Quarterly Report on Form 10-Q and our SEC filings. Accordingly, actual circumstances and results could differ materially from those contemplated by the forward-looking statements.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Critical Accounting Policies

The Company’s consolidated financial statements are based on the accounting policies used. Certain accounting polices require that estimates and assumptions be made by management for use in the preparation of the financial statements. Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results and that require subjective or complex estimates by management. There have been no other changes with respect to the Company’s critical accounting policies from those disclosed in its 2017 Annual Report on Form 10-K filed with the SEC on August 2, 2017. Also see Note 13, Recently Adopted Accounting Pronouncements.

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

Beginning in the fall of 2014 and through the fall of 2016; we completed a major transformation of our product offerings, which refreshed over 70% of our entire line of products. During the second half of fiscal 2017 we expanded the reach of our Ethan Allen | Disney home line by selling a selection on shopdisney.com and launching it in the China market, we were awarded a blanket purchase agreement for the Department of State “Worldwide Residential Furniture Program” and entered into an agreement with Amazon to sell products through the Amazon marketplace. During the first quarter of fiscal 2018 we produced and began shipping our Passport collection, a new fall line of products which will be introduced to the public during our second quarter of fiscal 2018.

During the first quarter of fiscal 2018, we were negatively impacted by Hurricane Harvey and Irma. The hurricanes disrupted several key markets in which the Company operates: 15 Design Centers in Florida, including 11 company-operated locations, plus five company-operated Design Centers in the coastal Carolinas were affected by Hurricane Irma; and 11 Design Centers in Texas, with five independently operated locations in the Houston market, were impacted by Hurricane Harvey. Design Centers and delivery centers were closed anywhere from a couple of days to more than a week, with a negative effect on both written orders, net delivered sales and profitablity for both wholesale and retail segments. Hurricane Harvey also disrupted the Company’s wholesale logistics, as the temporary shutdown of railway shipping through Houston impacted shipments from the Company’s upholstery plant in Mexico, and ocean freight arrivals were delayed into the Port of Houston. Additionally, our net delivered sales and profitability were negatively affected by first run production of floor samples for Passport, our new product assortment launching in November, and first run production of product for the Department of State “Worldwide Residential Furniture Program”. Additionally, high order volume from the Department of State together with the new product runs further impacted production capacity which resulted in production and shipping delays. As a result, going into the second quarter, our retail division and wholesale backlogs have increased from June 30, 2017.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Results of Operations

A summary of our consolidated operations is presented in the following tables. In this Item 2 of this quarterly report, unless otherwise noted, all comparisons in the discussion are from the three month period ended September 30, 2017 to the comparable prior year fiscal three month period ended September 30, 2016 ($ in millions except per share amounts).

	Three months ended September 30,
	2017	%	2016	%
Net sales	$181.3	100.0%	$193.3	100.0%
Gross profit	100.3	55.3%	108.5	56.1%
Selling, general and administrative expenses	88.8	49.0%	90.1	46.6%
Operating income	11.5	6.4%	18.3	9.5%
Net income	7.4	4.1%	11.5	6.0%
Earnings per diluted share	$0.27		$0.41
Net cash provided by operating activities	$17.6		$27.5

The components of consolidated revenues and operating income (loss) by business segment are as follows (in millions):

	Three months ended September 30,
	2017	2016
Revenue:
Wholesale segment	$111.6	$114.6
Retail segment	141.6	152.2
Elimination of inter-segment sales	(71.9)	(73.5)
Consolidated revenue	$181.3	$193.3

Operating income :
Wholesale segment	$13.5	$16.5
Retail segment	(2.8)	1.0
Adjustment for inter-company profit (1)	0.8	0.8
Consolidated operating income	$11.5	$18.3

(1)	Represents the change in wholesale profit contained in Ethan Allen operated design center inventory existing at the end of the period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We measure the performance of our design centers based on net sales and written orders booked on a comparable period basis. Comparable design centers are those which have been operating for at least 15 months, including relocated design centers provided the original and relocated design center location had been operating for at least 15 months on a combined basis. During the first three months of operations of newly opened design centers, written orders are booked but minimal net sales are achieved through the delivery of products. Design centers we acquire from independent retailers are included in comparable design center sales in their 13th full month of Ethan Allen-owned operations. The frequency of our promotional events as well as the timing of the end of those events can also affect the comparability of orders booked during a given period. Our international net sales are comprised of our wholesale segment sales to independent retailers and our retail segment sales to consumers through the Company operated international design centers. International net sales as a percent of our consolidated net sales were 11.0% in the current year quarter and 10.9% in the prior year quarter. The following tables show selected design center location information.

	Fiscal 2018			Fiscal 2017
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center location activity:
Balance at beginning of period	155	148	303	153	143	296
New locations	3	2	5	-	2	2
Closures	(2)	-	(2)	(2)	-	(2)
Transfers	-	-	-	-	-	-
Balance at end of period	156	150	306	151	145	296
Relocations (in new and closures)	-	-	-	-	-	-

Retail Design Center geographic locations:
United States	48	144	192	50	139	189
Canada	-	6	6	-	6	6
China	83	-	83	81	-	81
Other Asia	12	-	12	11	-	11
Europe	6	-	6	2	-	2
Middle East	7	-	7	7	-	7
Total	156	150	306	151	145	296

First Quarter Ended September 30, 2017 Compared to First Quarter Ended September 30, 2016

Consolidated net sales for the quarter of $181.3 million compared to $193.3 million for the same period in the prior year, a decrease of 6.2%. Sales for the retail and wholesale segments were negatively affected by the hurricanes and disruptions in the manufacturing processes due to first production runs of new product as discussed previously.

Retail net sales for the quarter of $141.6 million compared to $152.3 million for the prior year period, a decrease of 7.0%. Comparative retail net sales decreased 8.8%, partly offset by an increase in net sales at new locations and through the internet. There were 150 Company-operated design centers during the quarter, up from 145 in the prior year quarter. The reduction in sales is primarily a reflection of the disruptions caused by hurricanes and first production runs that delayed shipments to the retail segment from the wholesale segment and caused the retail undelivered order backlog to increase from the prior quarter. Total written business (new orders booked) increased 1.7% and comparable design center written business in the quarter increased 0.5%. Written business was also negatively affected by the disruptions caused by the hurricanes.

Wholesale net sales for the quarter of $111.6 million compared to $114.6 million for the prior year period, a decrease of 2.6%. The reduction in sales is primarily a reflection of the production and logistics disruptions caused by hurricanes and first production runs as discussed previously, which caused the wholesale undelivered order backlog to increase from the prior quarter.

Gross profit for the quarter of $100.3 million compared to $108.5 million for the prior year period decreased 7.5%, with a decrease in both our retail segment and wholesale segments. This was primarily due to the lower sales. Consolidated gross margin for the quarter was 55.3% compared to 56.1%. Retail sales as a percent of total consolidated sales was 78.1% for the quarter compared to 78.8% in the prior year quarter, decreasing our consolidated gross margin due to mix.

Operating expenses for the quarter of $88.8 million, or 49.0% of net sales, compared to $90.1 million, or 46.6% of net sales, for the prior year period. The $1.4 million decrease was primarily due to decreased costs in the current year for advertising costs, and a loss on the sale of real estate in our retail segment in the prior year period. There were also decreased variable costs during the current period due to the reduced current year sales.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Operating income and profit margin for the quarter of $11.5 million, or 6.4% of net sales, compared to $18.3 million, or 9.5% of net sales, for the prior year period. The primary causes for the 37.0% decrease in operating income were the negative effects of the hurricanes and first production runs, which resulted in lower sales in the current year quarter.

Retail operating income for the quarter of a loss of $2.8 million, or -2.0% of sales, compared to income of $1.0 million, or 0.7% of sales, for the prior year period. The lower operating income and margin in the current quarter was driven primarily by lower sales, partly offset by reduced operating expenses.

Wholesale operating income for the quarter of $13.5 million, or 12.1% of sales, compared to $16.5 million, or 14.4% of sales, for the prior year period. The decrease was largely due to lower current period sales.

Income tax expense for the quarter totaled $4.0 million compared to $6.6 million. Our effective tax rate was 35.1% in the quarter compared to 36.5%. The effective tax rate for the first quarter of fiscal 2018 primarily includes tax expense on that quarter’s net income, and tax and interest expense on uncertain tax positions, partially offset by tax benefit on the vesting of restricted stock units. The effective tax rate for the first quarter of fiscal 2017 primarily includes tax expense on that quarter’s net income, and tax and interest expense on uncertain tax positions.

Net income for the quarter of $7.4 million compared to $11.5 million for the prior year period decreased 35.7%. This resulted in net income per diluted share for the quarter of $0.27 compared to $0.41, a decrease of 34.1%.

Liquidity and Capital Resources

At September 30, 2017, we held unrestricted cash and equivalents of $52.7 million and restricted cash and investments of $7.0 million. At June 30, 2017, we held unrestricted cash and cash equivalents of $57.7 million and restricted cash and investments of $7.3 million. Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, amounts available under the Facility, and other borrowings.

For a detailed discussion of our debt obligations and timing of our related cash payments see Note 6 to the Consolidated Financial Statements included under Item 1 of this Quarterly Report.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A summary of net cash provided by (used in) operating, investing, and financing activities for the three months ended September 30, 2017 and 2016 is provided below (in millions):

	Three months ended
	September 30,
	2017	2016
Cash provided by (used in) operating activities
Net income plus depreciation and amortization	$12.5	$16.5
Working capital items	3.7	9.1
Other operating activities	1.4	1.9
Total provided by operating activities	$17.6	$27.5

Cash provided by (used in) investing activities
Capital expenditures and acquisitions	$(2.7)	$(7.4)
Net sales of marketable securities	-	-
Other investing activities	0.4	1.8
Total provided by (used in) investing activities	$(2.3)	$(5.6)

Cash provided by (used in) financing activities
Payments on long-term debt and capital lease obligations	$(14.1)	$(0.8)
Payment of cash dividends	(5.2)	(4.7)
Purchase/retirement of company stock	(1.1)	-
Other financing activities	-	0.2
Total provided by (used in) financing activities	$(20.4)	$(5.3)

Cash Provided by (Used in) Operating Activities

Year-to-date, cash of $17.6 million was provided by operating activities, a decrease of $9.9 million. This was largely due to changes in the ordinary course of business for working capital items and a decrease in net income. Working capital items consist of current assets (accounts receivable, inventories, prepaid and other current assets) less current liabilities (customer deposits, payables, and accrued expenses and other current liabilities).

Cash Provided by (Used in) Investing Activities

Year-to-date, $2.3 million of cash was used in investing activities, a decrease of $3.3 million. The decrease was primarily due to a decrease in capital expenditures offset by a decrease in proceeds from disposal of property, plant and equipment. Current year capital expenditures were primarily for retail design center improvements. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Cash Provided by (Used in) Financing Activities

Year-to-date, $20.4 million was used in financing activities, which is $15.1 million more cash used than the $5.3 million of cash used during the first three months of fiscal 2017. This was primarily due to changes in prepayments of our credit facility and common stock repurchases. During the current fiscal year, a $13.2 million pre-payment on the term loan was made. During the current fiscal year to date period we paid dividends of $5.2 million compared to $4.7 million in the prior year to date period, an increase of $0.5 million, paying $0.19 per share compared to $0.17, an increase of 11.8%. In September 2016, we repurchased 107,700 shares of our common stock for $3.4 million, which settled in October 2016. The Company has continuously paid dividends for every quarter since 1996 and we expect to continue to do so as economic conditions and liquidity permit.

We believe that our cash flow from operations, together with our other available sources of liquidity including the Facility and refinancing alternatives, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of September 30, 2017, we had working capital of $106.4 million compared to $116.7 million at June 30, 2017, a decrease of $10.3 million, or 8.8%. The Company had a current ratio of 1.78 to 1 at September 30, 2017 and 1.92 to 1 at June 30, 2017.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

In addition to using available cash to fund changes in working capital, capital expenditures, acquisition activity, the repayment of debt, the payment of dividends, and debt repurchases, we have been authorized by our board of directors to repurchase shares of our common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. All of our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity. During the three months ending September 30, 2017 there were no share repurchases.

At September 30, 2017, we had a remaining Board authorization to repurchase 1,400,497 shares of our common stock pursuant to our previously announced share repurchase program.

Contractual Obligations

There has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended June 30, 2017 as filed with the SEC on August 2, 2017.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such material program was for our consumer credit program described below, which was in place both at September 30, 2017 and June 30, 2017.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”) which was last amended effective January 2014. Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. The Program Agreement will terminate on July 31, 2019, but includes a provision for automatic one-year renewals unless either party gives notice of termination. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of the Program Agreement also contain a right for the financial services provider to demand from the Company collateral at a variable rate based on the volume of program sales if the Company does not meet certain covenants. At September 30, 2017 and June 30, 2017, no collateral was required under the Program Agreement.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry. All of our domestic independent retailers are required to enter into and perform in accordance with the terms and conditions of a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasions, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. At both September 30, 2017 and June 30, 2017 our product warranty liability totaled $1.3 million.

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

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. At September 30, 2017, we did not have any floating-rate debt obligations outstanding under our Facility. We currently do not engage in any interest rate hedging activity and we have no intention of doing so in the foreseeable future. Based on the average interest rate of the loans under the Facility during the quarter ended September 30, 2017, and to the extent that borrowings were outstanding, a 10% change in the interest rate would not have a material effect on our consolidated results of operations and financial condition. For information regarding the Company’s other risk factors, see Item 7A – Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended June 30, 2017 as filed with the SEC on August 2, 2017.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Executive Vice President Administration and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed with or submitted to the SEC is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the matters discussed in Part I, Item 3 - Legal Proceedings in our Annual Report on Form 10-K for the year ended June 30, 2017 as filed with the SEC on August 2, 2017. See Note 7 of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the matters discussed in “Item IA – Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2017 as filed with the SEC on August 2, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Certain information regarding purchases made by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2017 on a trade date basis is provided below:

On November 21, 2002, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 2,000,000 shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. The Board of Directors subsequently increased the aggregate authorization under the repurchase program on several occasions, the last of which was on April 13, 2015 when the aggregate authorization was increased to approximately 3,000,000 shares. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchases, if any, will be determined as market and business conditions warrant. There were no repurchases effected by the Company during the quarter ended September 30, 2017. The maximum number of shares that may yet be purchased under our publicly announced repurchase program is 1,400,497 shares.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: October 26, 2017	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2017	BY: /s/ Corey Whitely
Corey Whitely
Executive Vice President Administration Chief Financial Officer and Treasurer
(Principal Financial Officer)