Form 10-Q
period 2017-12-31
ETHAN ALLEN INTERIORS INC
filed 2018-01-25
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 1-11692

Ethan Allen Interiors Inc

(Exact name of registrant as specified in its charter)

Delaware	06-1275288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Lake Avenue Ext., Danbury, Connecticut	06811-5386
(Address of principal executive offices)	(Zip Code)

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

[X] Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” "accelerated filer", "smaller reporting company", and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

At January 17, 2017, there were 27,475,878 shares of Common Stock, par value $.01, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	December 31, 2017	June 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,987	$57,701
Accounts receivable, less allowance for doubtful accounts of $1,758 at December 31, 2017 and $1,667 at June 30, 2017	14,457	12,293
Inventories	160,843	149,483
Prepaid expenses and other current assets	19,169	23,621
Total current assets	236,456	243,098
Property, plant and equipment, net	263,396	270,198
Goodwill and other intangible assets	45,128	45,128
Restricted cash and investments	7,063	7,330
Other assets	2,969	2,468
Total assets	$555,012	$568,222

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$276	$2,731
Customer deposits	58,587	62,960
Accounts payable	17,003	16,961
Accrued compensation and benefits	21,086	20,352
Accrued expenses and other current liabilities	29,827	23,441
Total current liabilities	126,779	126,445
Long-term debt	223	11,608
Other long-term liabilities	25,316	29,273
Total liabilities	152,318	167,326
Shareholders' equity:
Common stock	490	490
Additional paid-in-capital	377,022	377,550
Less: Treasury stock (at cost)	(634,532)	(635,179)
Retained earnings	665,209	661,976
Accumulated other comprehensive income (loss)	(5,653)	(4,131)
Total Ethan Allen Interiors Inc. shareholders' equity	402,536	400,706
Noncontrolling interests	158	190
Total shareholders' equity	402,694	400,896
Total liabilities and shareholders' equity	$555,012	$568,222

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Net sales	$198,481	$194,672	$379,783	$387,959
Cost of sales	90,690	86,548	171,669	171,368
Gross profit	107,791	108,124	208,114	216,591
Selling, general and administrative expenses	90,253	91,030	179,027	181,160
Operating income	17,538	17,094	29,087	35,431
Interest and other income (expense)	183	182	239	325
Interest and other related financing costs	33	324	218	647
Income before income taxes	17,688	16,952	29,108	35,109
Income tax expense	2,826	6,252	6,831	12,880
Net income	$14,862	$10,700	$22,277	$22,229

Per share data:
Basic earnings per common share:
Net income per basic share	$0.54	$0.39	$0.81	$0.80
Basic weighted average common shares	27,472	27,666	27,466	27,696
Diluted earnings per common share:
Net income per diluted share	$0.54	$0.38	$0.80	$0.79
Diluted weighted average common shares	27,728	27,945	27,742	27,979

Comprehensive income:
Net income	$14,862	$10,700	$22,277	$22,229
Other comprehensive income
Currency translation adjustment	(1,392)	(1,281)	(1,522)	(2,211)
Other	(18)	(11)	(32)	(23)
Other comprehensive income (loss) net of tax	(1,410)	(1,292)	(1,554)	(2,234)
Comprehensive income	$13,452	$9,408	$20,723	$19,995

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six months ended
	December 31,
	2017	2016
Operating activities:
Net income	$22,277	$22,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,040	9,999
Compensation expense related to share-based payment awards	1,082	1,582
Provision (benefit) for deferred income taxes	224	371
(Gain) loss on disposal of property, plant and equipment	119	864
Other	(150)	(319)
Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(2,164)	694
Inventories	(11,360)	1,939
Prepaid and other current assets	488	639
Customer deposits	(4,373)	(5,661)
Accounts payable	42	(2,468)
Accrued expenses and other current liabilities	(1,442)	(3,724)
Other assets and liabilities	(628)	1,330
Net cash provided by operating activities	14,155	27,475

Investing activities:
Proceeds from the disposal of property, plant & equipment	326	1,258
Change in restricted cash and investments	267	512
Capital expenditures	(4,981)	(11,254)
Other investing activities	102	97
Net cash provided by (used in) investing activities	(4,286)	(9,387)

Financing activities:
Payments on long-term debt and capital lease obligations	(14,195)	(1,745)
Purchases and retirements of company stock	(1,100)	(3,368)
Payment of cash dividends	(10,482)	(9,460)
Other financing activities	137	1,098
Net cash provided by (used in) financing activities	(25,640)	(13,475)
Effect of exchange rate changes on cash	57	(123)
Net increase (decrease) in cash & cash equivalents	(15,714)	4,490
Cash & cash equivalents at beginning of period	57,701	52,659
Cash & cash equivalents at end of period	$41,987	$57,149

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Six Months Ended December 31, 2017

(Unaudited)

(In thousands)

				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Treasury	Comprehensive	Retained	Controlling
	Stock	Capital	Stock	Income (loss)	Earnings	Interests	Total
Balance at June 30, 2017	$490	$377,550	$(635,179)	$(4,131)	$661,976	$190	$400,896

Stock issued on share-based awards	-	137	-	-	-	-	137

Compensation expense associated with share-based awards	-	1,082	-	-	-	-	1,082

Purchase/retirement of company stock	-	(1,747)	647	-	-	-	(1,100)

Dividends declared on common stock	-	-	-	-	(19,044)	-	(19,044)

Comprehensive income	-	-	-	(1,522)	22,277	(32)	20,723
Balance at December 31, 2017	$490	$377,022	$(634,532)	$(5,653)	$665,209	$158	$402,694

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2017.

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to periodic examination in such domestic and foreign jurisdictions by tax authorities. The Company and certain subsidiaries are currently under audit in the U.S. from 2013 through 2016. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant. It is reasonably possible that some of these audits may be completed during the next twelve months. It is reasonable to expect that various issues relating to uncertain tax benefits will be resolved within the next twelve months as exams are completed or as statutes expire and will impact the effective tax rate.

The Company’s consolidated effective tax rate was 16.0% and 23.5% for the three and six months ended December 31, 2017 and 36.9% and 36.7% for the three and six months ended December 31, 2016. The current period’s effective tax rate primarily includes tax expense on the taxable year’s net income, the tax benefit lost on the cancelation of stock options, and also includes tax and interest expense on uncertain tax positions, partially offset by tax benefit from the re-measurement of deferred tax assets and liabilities and the vesting of restricted stock units. The prior period’s effective tax rate primarily includes tax expense on the taxable year’s net income, and tax and interest expense on uncertain tax positions.

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

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the June 30, 2018 fiscal year using a blended Federal Tax Rate of 28%. The 21% Federal Tax Rate will apply to fiscal years ending June 30, 2019 and each year thereafter.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The 28% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. Accordingly, first quarter income previously subject to tax at the 35% Federal Tax Rate will benefit from the 28% Federal Tax Rate. The Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. The effect of the re-measurement is reflected entirely in the interim period that includes the enactment date and is allocated directly to income tax expense from continuing operations.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

As of December 31, 2017, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and liabilities resulted in a $2.6 million discrete tax benefit which lowered the effective tax rate by 14.6% in the quarter and 8.8% fiscal year to date. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to depreciable assets, inventory, employee compensation and commissions. Following is a reconciliation of income tax expense (benefit) computed by applying the federal statutory income tax rate to income before taxes to actual tax expense (benefit)

(amounts in millions)
	Three months ended December 31, 2017		Six months ended December 31, 2017
Income before income taxes	$17.7		$29.1

Expected income tax expense	$4.2	23.5%	$8.2	28.0%
Provisional remeasurement of deferred taxes	(2.6)	-14.6%	(2.6)	-8.8%
State income taxes, net of federal income tax	0.5	2.7%	0.8	2.6%
Stock Compensation - Cancelations & exercises	0.7	4.2%	0.6	2.0%
Section 199 Qualified Production Activities deduction	(0.1)	-0.8%	(0.3)	-1.0%
Other, net	0.2	0.9%	0.2	0.7%
Total	$2.8	16.0%	$6.8	23.5%

We are still in the process of evaluating the income tax effect of the Tax Act on the executive compensation limitations that will be effective for our fiscal year 2019.

(4)	Restricted Cash and Investments

At December 31, 2017 and June 30, 2017, we held $7.1 million and $7.3 million respectively, of restricted cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation insurance and other insurance. These funds can be invested in high quality money market mutual funds, U.S. Treasuri es and U.S. Government agency fixed income instruments, and cannot be withdrawn without the prior written consent of the secured party. These assets are carried at cost, which approximates market value and are classified as long-term assets because they are not expected to be used within one year to fund operations. See also Note 11, “Financial Instruments".

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5)	Inventories

Inventories at December 31, 2017 and June 30, 2017 are summarized as follows (in thousands):

	December 31,	June 30,
	2017	2017

Finished goods	$117,168	$117,388
Work in process	12,197	10,638
Raw materials	33,282	26,269
Valuation allowance	(1,804)	(4,812)
Inventories	$160,843	$149,483

(6)	Borrowings

Total debt obligations at December 31, 2017 and June 30, 2017 consist of the following (in thousands):

	December 31,	June 30,
	2017	2017

Term Loan due 2019	$-	$13,833
Capital leases	499	1,085
Total debt obligations	499	14,918
Unamortized debt issuance costs	-	(579)
Total debt	499	14,339
Less current maturities	276	2,731
Total long-term	$223	$11,608

The Company entered into a five year, $150 million senior secured revolving credit and term loan facility on October 21, 2014, as amended (the “Facility”). The Facility, which expires on October 21, 2019, provided a single-draw term loan of $35 million and a revolving credit line of up to $115 million, subject to borrowing base availability. We incurred financing costs of $1.5 million under the Facility. The unamortized portion is being amortized over the remaining life of the Facility.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Company intends to use the Facility for working capital and general corporate purposes, including dividend payments and share repurchases. At December 31, 2017 and June 30, 2017, there was $0.2 million and $0.1 million, respectively, of standby letters of credit outstanding under the Facility. Total availability under the Facility was $114.8 million at December 31, 2017 and $114.9 million at June 30, 2017.

At both December 31, 2017 and June 30, 2017, we were in compliance with all the covenants under the Facility.

The following table summarizes, as of December 31, 2017, the timing of cash payments related to our outstanding long-term debt obligations for the remaining six months of fiscal 2018, and each of the five fiscal years subsequent to June 30, 2018, and thereafter (in thousands).

Periods ending June 30,
2018	$172
2019	139
2020	81
2021	66
2022	41
2023 and thereafter	-
Total scheduled debt payments	$499

(7)	Litigation

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

All options are issued at the closing stock price on each grant date, and have a contractual term of 10 years. A summary of stock option activity occurring during the six months ended December 31, 2017 is presented below:

Shares
Outstanding as of June 30, 2017	836,020
Granted	19,482
Exercised	(5,166)
Canceled (forfeited/expired)	(271,342)
Outstanding as of December 31, 2017	578,994

Exerciseable as of December 31, 2017	410,060

A summary of stock unit activity occurring during the six months ended December 31, 2017 is presented below.

		Weighted
		Average
		Grant Date
	Units	Fair Value
Non-vested units at June 30, 2017	308,330	$25.92
Granted	81,250	25.42
Vested	(59,211)	23.96
Canceled (forfeited/expired)	-	-
Non-vested units at December 31, 2017	330,369	$26.15

A summary of restricted stock activity occurring during the six months ended December 31, 2017 is presented below.

		Weighted
		Average
		Grant Date
	Units	Fair Value
Non-vested shares at June 30, 2017	-	$-
Granted	16,234	25.62
Vested	-	-
Canceled (forfeited/expired)	-	-
Non-vested units at December 31, 2017	16,234	$25.62

At December 31, 2017, there were 1,417,906 shares of common stock available for future issuance pursuant to the Stock Incentive Plan.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9)	Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Weighted average shares of common stock outstanding for basic calculation	27,472	27,666	27,466	27,696
Effect of dilutive stock options and other share-based awards	256	279	276	283
Weighted average shares of common stock outstanding adjusted for dilution calculation	27,728	27,945	27,742	27,979

As of December 31, 2017 and 2016, stock options to purchase 256,319 and 464,495 common shares, respectively, were excluded from the respective diluted earnings per share calculations because their impact was anti-dilutive.

(10)     Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of foreign currency translation adjustments which are the result of changes in foreign currency exchange rates related to our operations in Canada, Belgium, Honduras, and Mexico, and exclude income taxes given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite time. The table following sets forth the activity in accumulated other comprehensive income (loss) for the fiscal year-to-date period ended December 31, 2017 (in thousands).

Balance June 30, 2017	$(4,131)
Changes before reclassifications	$(1,522)
Amounts reclassified from accumulated other comprehensive income	$-
Current period other comprehensive income (loss)	$(1,522)
Balance December 31, 2017	$(5,653)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and June 30, 2017

(in thousands):

	December 31, 2017			June 30, 2017
	Level 1	Level 2	Balance	Level 1	Level 2	Balance
Cash equivalents	$49,050	$-	$49,050	$65,031	$-	$65,031
Available-for-sale securities	-	-	-	-	-	-
Total	$49,050	$-	$49,050	$65,031	$-	$65,031

Cash equivalents consist of money market accounts, and mutual funds in U.S. government and agency fixed income securities. We use quoted prices in active markets for identical assets or liabilities to determine fair value. There were no transfers between level 1 and level 2 during fiscal years 2018 or 2017. At December 31, 2017 and June 30, 2017, $7.1 million and $7.3 million, respectively, of cash equivalents were restricted and classified as a long-term asset. We did not hold any available-for-sale securities at December 31, 2017 or June 30, 2017.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including our cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the six month period ended December 31, 2017, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis.

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

As of December 31, 2017, the Company operated 148 design centers (our retail segment) and our independent retailers operated 157 design centers. Our wholesale segment net sales include sales to our retail segment, which are eliminated in consolidation, sales to our independent retailers and unaffiliated third parties. Our retail segment net sales accounted for 78% of our consolidated net sales in the six months ended December 31, 2017. Our wholesale segment net sales accounted for 22%. Information for the three and six months ended December 31, 2017 and 2016 sales by product line for our wholesale segment is provided below:

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Case Goods	31%	32%	32%	32%
Upholstered Products	52%	50%	51%	51%
Home Accents and Other	17%	18%	17%	17%
	100%	100%	100%	100%

The proportion of retail segment sales by these product lines for the three and six months ended December 31, 2017 and 2016 is provided as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Case Goods	29%	31%	30%	30%
Upholstered Products	49%	48%	48%	49%
Home Accents and Other	22%	21%	22%	21%
	100%	100%	100%	100%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Segment information for the three and six months ended December 31, 2017 and 2016 is provided below (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Net sales:
Wholesale segment	$117,965	$113,693	$229,552	$228,257
Retail segment	152,991	156,292	294,566	$308,547
Elimination of inter-company sales	(72,475)	(75,313)	(144,335)	(148,845)
Consolidated Total	$198,481	$194,672	$379,783	$387,959

Operating income:
Wholesale segment	$15,568	$14,179	$29,030	$30,670
Retail segment	(635)	2,147	(3,408)	3,170
Adjustment of inter-company profit (1)	2,605	768	3,465	1,591
Consolidated Total	$17,538	$17,094	$29,087	$35,431

Depreciation & Amortization:
Wholesale segment	$1,838	$1,869	$3,825	$3,779
Retail segment	3,116	3,131	6,215	6,220
Consolidated Total	$4,954	$5,000	$10,040	$9,999

Capital expenditures:
Wholesale segment	$764	$1,944	$1,515	$5,583
Retail segment	1,564	1,870	3,466	5,671
Acquisitions	-	-	-	-
Consolidated Total	$2,328	$3,814	$4,981	$11,254

	December 31,	June 30,
	2017	2017
Total Assets:
Wholesale segment	$275,596	$279,364
Retail segment	305,989	319,341
Inventory profit elimination (2)	(26,573)	(30,483)
Consolidated Total	$555,012	$568,222

(1)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.
(2)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires the Company to present all deferred tax assets and liabilities as noncurrent. We adopted the provisions of ASU 2015-17 effective July 1, 2017. At June 30, 2017, we had net current deferred tax assets of $3.9 million which would have been classified as noncurrent under the new standard.

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

Our competitive advantages arise from:

●	providing fashionable high quality products of the finest craftsmanship;

●	offering complimentary design service through an estimated 2,000 motivated interior design professionals network-wide, which we believe makes us the world’s leading interior design network;

●	offering a wide array of custom products across our upholstery, case goods, and accent product categories;

●	enhancing our technology in all aspects of the business; and

●	leveraging our vertically integrated structure.

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

Beginning in the fall of 2014 and through the fall of 2016; we completed a major transformation of our product offerings, which refreshed over 70% of our entire line of products. During the spring of 2017 we expanded the reach of our Ethan Allen | Disney home line by selling a selection on shopdisney.com and launching it in the China market, we were awarded a blanket purchase agreement for the Department of State “Worldwide Residential Furniture Program” and we entered into an agreement with Amazon to sell products through the Amazon marketplace. During the fall of 2017 we introduced Passport, a focused collection of unique artisan crafted items inspired by designs from around the world. We also announced the planned launch in the spring of 2018 of our new Uptown collection, which features a modern perspective on classic designs.

During the first quarter of fiscal 2018, we were negatively impacted by adverse weather affecting sales, manufacturing and delivery of our products. Additionally, our net delivered sales and profitability were negatively affected by first run production of floor samples for Passport, which launched in November, and first run production of product for the Department of State “Worldwide Residential Furniture Program”. Additionally, high order volume from the Department of State together with the new product runs further impacted production capacity which resulted in production and shipping delays, which continued into the second quarter of fiscal 2018. Additionally, with the timing of the holidays in November and December resulting in some downtime in our manufacturing plants, disruptions to our Honduras product flow due to social unrest related to the Honduran elections held in November, as well as severe weather events in December, many of the expected shipping dates for the Department of State orders got delayed to the third quarter. As a result, our retail division and wholesale backlogs remained at higher levels at the end of the second quarter compared to the prior year quarter.

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

Results of Operations

A summary of our consolidated operations is presented in the following tables. In this Item 2 of this quarterly report, unless otherwise noted, all comparisons in the discussion are from the three or six month period ended December 31, 2017 to the comparable prior year fiscal three or six month period ($ in millions except per share amounts).

	Three months ended December 31,				Six months ended December 31,
	2017	%	2016	%	2017	%	2016	%
Net sales	$198.5	100.0%	$194.7	100.0%	$379.8	100.0%	$388.0	100.0%
Gross profit	107.8	54.3%	108.1	55.5%	208.1	54.8%	216.6	55.8%
Selling, general and administrative expenses	90.3	45.5%	91.0	46.8%	179.0	47.1%	181.2	46.7%
Operating income	17.5	8.8%	17.1	8.8%	29.1	7.7%	35.4	9.1%
Net income	14.9	7.5%	10.7	5.5%	22.3	5.9%	22.2	5.7%
Earnings per diluted share	$0.54		$0.38		$0.80		$0.79
Net cash provided by operating activities	$(3.5)		$(0.0)		$14.2		$27.5

The components of consolidated revenues and operating income (loss) by business segment are as follows (in millions):

	Three months ended December 31,		Six months ended December 31,
	2017	2016	2017	2016
Revenue:
Wholesale segment	$118.0	$113.7	$229.5	$228.3
Retail segment	153.0	156.3	294.6	308.5
Elimination of inter-segment sales	(72.5)	(75.3)	(144.3)	(148.8)
Consolidated revenue	$198.5	$194.7	$379.8	$388.0

Operating income (loss):
Wholesale segment	$15.5	$14.2	$29.0	$30.6
Retail segment	(0.6)	2.1	(3.4)	3.2
Adjustment for inter-company profit (1)	2.6	0.8	3.5	1.6
Consolidated operating income	$17.5	$17.1	$29.1	$35.4

(1)	Represents the change in wholesale profit contained in Ethan Allen operated design center inventory existing at the end of the period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We measure the performance of our design centers based on net sales and written orders booked on a comparable period basis. Comparable design centers are those which have been operating for at least 15 months, including relocated design centers provided the original and relocated design center location had been operating for at least 15 months on a combined basis. During the first three months of operations of newly opened design centers, written orders are booked but minimal net sales are achieved through the delivery of products. Design centers we acquire from independent retailers are included in comparable design center sales in their 13th full month of Ethan Allen-owned operations. The frequency of our promotional events as well as the timing of the end of those events can also affect the comparability of orders booked during a given period. Our international net sales are comprised of our wholesale segment sales to independent retailers and our retail segment sales to consumers through the Company operated international design centers. International net sales as a percent of our consolidated net sales were 10.0% in the current year quarter and 8.5% in the prior year quarter. The following tables show selected design center location information.

	Fiscal 2018			Fiscal 2017
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center location activity:
Balance at beginning of period	155	148	303	153	143	296
New locations	6	2	8	5	3	8
Closures	(4)	(2)	(6)	(3)	-	(3)
Transfers	-	-	-	-	-	-
Balance at end of period	157	148	305	155	146	301
Relocations (in new and closures)	-	-	-	-	-	-

Retail Design Center geographic locations:
United States	47	142	189	49	140	189
Canada	-	6	6	-	6	6
China	85	-	85	82	-	82
Other Asia	12	-	12	11	-	11
Europe	6	-	6	6	-	6
Middle East	7	-	7	7	-	7
Total	157	148	305	155	146	301

Second Quarter Ended December 31, 2017 Compared to Second Quarter Ended December 31, 2016

Consolidated net sales for the quarter of $198.5 million compared to $194.7 million for the same period in the prior year, an increase of 2.0%. While sales for the wholesale segment increased, they were hampered by disruptions in the manufacturing processes due to first production runs of new product lines and production to satisfy Department of State orders absorbing a significant portion of our manufacturing capacity. This resulted in reduced shipments from wholesale to fill retail orders, which together with lower traffic and winter weather at our retail design centers translated into lower sales for the retail segment.

Retail net sales for the quarter of $153.0 million compared to $156.3 million for the prior year period, a decrease of 2.1%. Comparative retail net sales decreased 2.2%, partly offset by an increase in net sales through the internet. There were 148 Company-operated design centers during the quarter, up from 146 in the prior year quarter. The reduction in sales is primarily a reflection of delayed shipments to the retail segment from the wholesale segment as a large share of manufacturing capacity was absorbed by Department of State production. Total written business (new orders booked) decreased 5.8%, and comparable design center written business in the quarter decreased 6.2%. Written business was impacted by lower traffic and for some retail design centers, by winter weather.

Wholesale net sales for the quarter of $118.0 million compared to $113.7 million for the prior year period, an increase of 3.8%. The increase in sales is due to increases to our international and domestic independent retailers and the Department of State. Disruptions were caused by first production runs as discussed previously.

Gross profit for the quarter of $107.8 million compared to $108.1 million for the prior year period, a decrease of 0.3%, with a decrease in our retail segment and an increase in our wholesale segments. Gross profit for wholesale improved due to a 3.8% increase in sales, while decreased gross profit for our retail segment was due to a 2.1% decrease in sales along with increased promotional activity. Consolidated gross margin for the quarter was 54.3% compared to 55.5%. Retail sales as a percent of total consolidated sales was 77.1% for the quarter compared to 80.3% in the prior year quarter, decreasing our consolidated gross margin due to mix.

Operating expenses for the quarter of $90.3 million, or 45.5% of net sales, decreased $0.8 million compared to $91.0 million, or 46.8% of net sales, for the prior year period. The 0.9% decrease to prior year was primarily due to a number of minor non-recurring items in the current year.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Operating income and profit margin for the quarter of $17.5 million, or 8.8% of net sales, compared to $17.1 million, or 8.8% of net sales, for the prior year period. The primary causes for the 2.6% increase in operating income were the positive effects of the increase in wholesale sales, partly offset by lower sales in retail during the current year quarter.

Retail operating income for the quarter of a loss of $0.6 million, or -0.4% of sales, compared to income of $2.1 million, or 1.4% of sales, for the prior year period. The lower operating income and margin in the current quarter was driven primarily by lower sales.

Wholesale operating income for the quarter of $15.5 million, or 13.2% of sales, compared to $14.2 million, or 12.5% of sales, for the prior year period. The increase was largely due to the increase in current period sales.

Income tax expense for the quarter totaled $2.8 million compared to $6.3 million. Our effective tax rate was 16.0% in the quarter compared to 36.9%. The effective tax rate for the quarter was dramatically lower due to the Tax Act. The effective tax rate for the second quarter of fiscal 2018 primarily includes tax expense on that quarter’s net income, the tax benefit lost on the cancelation of stock options and tax and interest expense on uncertain tax positions, partially offset by tax benefit from the re-measurement of deferred tax assets and liabilities and the vesting of restricted stock units. The effective tax rate for the second quarter of fiscal 2017 primarily includes tax expense on that quarter’s net income, and tax and interest expense on uncertain tax positions, partially offset by the reversal and recognition of some uncertain tax positions. See footnote 3, Income Taxes, for further information.

Net income for the quarter of $14.9 million compared to $10.7 million for the prior year period increased 38.9%. This resulted in net income per diluted share for the quarter of $0.54 compared to $0.38, an increase of 42.1%. The largest single contributor to the increase was the reduced income tax rate for fiscal 2018.

Six Months Ended December 31, 2017 Compared to Six Months Ended December 31, 2016

Consolidated net sales year-to-date of $379.8 million compared to $388.0 million for the same period in the prior year, a decrease of 2.1%. Sales for the retail and wholesale segments were negatively affected mostly in the first quarter of fiscal 2018 by the hurricanes and disruptions in the manufacturing processes due to first production runs of new product lines, as discussed previously. While wholesale net sales increased compared to the prior year period, overall, an increase in wholesale net sales was more than offset by a decrease in retail sales.

Retail net sales year-to-date of $294.6 million compared to $308.5 million for the prior year period, a decrease of 4.5%. Comparative retail net sales decreased 5.5%, partly offset by an increase in net sales through the internet. There were 148 Company-operated design centers during the period, up from 146 in the prior year. The reduction in sales is primarily a reflection of the disruptions caused by the first production runs of new product lines and production to satisfy Department of State orders that delayed shipments to the retail segment from the wholesale segment and caused the retail undelivered order backlog to increase from the prior quarter. Total written business (new orders booked) decreased 1.9% and comparable design center written business year-to-date decreased 2.7%. Written business was also negatively affected by lower traffic at our retail design centers.

Wholesale net sales year-to-date of $229.6 million compared to $228.3 million for the prior year period, an increase of 0.6%. The increase in sales is primarily due to increases to our international and domestic independent dealers.

Gross profit year-to-date of $208.1 million compared to $216.6 million for the prior year period, a decrease of 3.9%, with a decrease in both our retail segment and wholesale segments. This was primarily due to the lower sales. Consolidated gross margin year-to-date was 54.8% compared to 55.8%. Retail sales as a percent of total consolidated sales was 77.6% year-to-date compared to 79.5% in the prior year period, decreasing our consolidated gross margin due to mix.

Operating expenses year-to-date of $179.0 million, or 47.1% of net sales, compared to $181.2 million, or 46.7% of net sales, for the prior year period. The $2.1 million decrease was primarily due to lower sales in the current year, and also decreased advertising costs in the current year.

Operating income and profit margin year-to-date of $29.1 million, or 7.7% of net sales, compared to $35.4 million, or 9.1% of net sales, for the prior year period. The primary causes for the 17.9% decrease in operating income were lower sales in the first quarter of fiscal 2018 caused in part by the negative effects of the hurricanes and first production runs. During the second quarter of fiscal 2018 operating income was 2.6% greater than the previous fiscal period, and operating margin was 8.8% during both periods.

Retail operating income year-to-date of a loss of $3.4 million, or -1.2% of sales, compared to income of $3.2 million, or 1.0% of sales, for the prior year period. The lower operating income and margin in the current period was driven primarily by lower sales, partly offset by reduced operating expenses.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Wholesale operating income year-to-date of $29.0 million, or 12.6% of sales, compared to $30.7 million, or 13.4% of sales, for the prior year period. The decrease was largely due to lower period sales during the first quarter of fiscal 2018.

Income tax expense year-to-date totaled $6.8 million compared to $12.9 million. Our effective tax rate was 23.5% in the period compared to 36.7%. The effective tax rate for the current year-to-date period was dramatically lower due to the Tax Act. The effective tax rate for the current fiscal year primarily includes tax expense on that fiscal year’s net income, the tax benefit lost on the cancelation of stock options and tax and interest expense on uncertain tax positions, partially offset by tax benefit from the re-measurement of deferred tax assets and liabilities and the vesting of restricted stock units. The effective tax rate for the prior fiscal year primarily includes tax expense on that fiscal year’s net income, and tax and interest expense on uncertain tax positions, partially offset by the reversal and recognition of some uncertain tax positions. See Note 3, Income Taxes, for further information.

Net income year-to-date of $22.3 million compared to $22.2 million for the prior year period, an increase of 0.2%. This resulted in net income per diluted share year-to-date of $0.80 compared to $0.79 in the prior year period, an increase of 1.3%.

Liquidity and Capital Resources

At December 31, 2017, we held unrestricted cash and equivalents of $42.0 million and restricted cash and investments of $7.1 million. At June 30, 2017, we held unrestricted cash and cash equivalents of $57.7 million and restricted cash and investments of $7.3 million. Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, amounts available under the Facility, and other borrowings.

For a detailed discussion of our debt obligations and timing of our related cash payments see Note 6 to the Consolidated Financial Statements included under Item 1 of this Quarterly Report.

A summary of net cash provided by (used in) operating, investing, and financing activities for the six months ended December 31, 2017 and 2016 is provided below (in millions):

	Six months ended
	December 31,
	2017	2016
Cash provided by (used in) operating activities
Net income plus depreciation and amortization	$32.3	$32.2
Working capital items	(18.8)	(8.6)
Other operating activities	0.7	3.9
Total provided by operating activities	$14.2	$27.5

Cash provided by (used in) investing activities
Capital expenditures and acquisitions	$(5.0)	$(11.3)
Net sales of marketable securities	-	-
Other investing activities	0.7	1.9
Total provided by (used in) investing activities	$(4.3)	$(9.4)

Cash provided by (used in) financing activities
Payments on long-term debt and capital lease obligations	$(14.2)	$(1.7)
Payment of cash dividends	(10.5)	(9.5)
Purchase/retirement of company stock	(1.1)	(3.4)
Other financing activities	0.2	1.1
Total provided by (used in) financing activities	$(25.6)	$(13.5)

Cash Provided by (Used in) Operating Activities

Year-to-date, cash of $14.2 million was provided by operating activities, a decrease of $13.3 million. This was largely due to changes in the ordinary course of business for working capital items, primarily inventory. Working capital items consist of current assets (accounts receivable, inventories, prepaid and other current assets) less current liabilities (customer deposits, payables, and accrued expenses and other current liabilities).

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash Provided by (Used in) Investing Activities

Year-to-date, $4.3 million of cash was used in investing activities, a decrease of $5.1 million. The decrease was primarily due to a decrease in capital expenditures offset by a decrease in proceeds from disposal of property, plant and equipment. Current year capital expenditures were primarily for retail design center improvements. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Cash Provided by (Used in) Financing Activities

Year-to-date, $25.6 million was used in financing activities, which is $12.1 million more cash used than the $13.5 million of cash used during the first six months of fiscal 2017. During the current fiscal year, a $13.2 million pre-payment on the term loan was made. During the current fiscal year to date period we paid dividends of $10.5 million compared to $9.5 million in the prior year to date period, an increase of $1.0 million, paying $0.38 per share compared to $0.34, an increase of 11.8%. In November 2017, we declared a $0.50 per share cash dividend payable to our shareholders in January 2018 which includes a special dividend of $0.31 per share and a regular quarterly dividend of $0.19 per share. The Company has continuously paid dividends for every quarter since 1996 and we expect to continue to do so as economic conditions and liquidity permit.

We believe that our cash flow from operations, together with our other available sources of liquidity including the Facility and refinancing alternatives, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of December 31, 2017, we had working capital of $109.7 million compared to $116.7 million at June 30, 2017, a decrease of $7.0 million, or 6.0%. The Company had a current ratio of 1.87 to 1 at December 31, 2017 and 1.92 to 1 at June 30, 2017.

In addition to using available cash to fund changes in working capital, capital expenditures, acquisition activity, the repayment of debt, the payment of dividends, and debt repurchases, we have been authorized by our board of directors to repurchase shares of our common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. All our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity. During the six months ending December 31, 2017 there were no share repurchases.

At December 31, 2017, we had a remaining Board authorization to repurchase 1,400,497 shares of our common stock pursuant to our previously announced share repurchase program.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such material program was for our consumer credit program described below, which was in place both at December 31, 2017 and June 30, 2017.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”) which was last amended effective January 2014. Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. The Program Agreement will terminate on July 31, 2019, but includes a provision for automatic one-year renewals unless either party gives notice of termination. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of the Program Agreement also contain a right for the financial services provider to demand from the Company collateral at a variable rate based on the volume of program sales if the Company does not meet certain covenants. At December 31, 2017 and June 30, 2017, no collateral was required under the Program Agreement.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry. All our domestic independent retailers are required to enter into and perform in accordance with the terms and conditions of a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasions, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. At December 31, 2017 and June 30, 2017 our product warranty liability totaled $1.4 million and $1.3 million, respectively.

Business Outlook

We continue to strengthen our vertically integrated structure from concept of idea, to engineering, to manufacturing, to retail and logistics. We intend to maintain strong manufacturing capabilities in North America, which we believe is a long-term competitive advantage that will allow us to advance our objectives of maintaining fast order delivery, exceptional quality and improving capacity to ship stocked and custom made-to-order items more quickly, which in turn will allow us to grow our business. In December 2017, the Tax Act substantially reduced our effective tax rate. We expect our effective tax rate to be approximately 30% for the remainder of fiscal 2018 and 24% to 25% for fiscal 2019.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers. This ASU provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective. We have an option to use either a retrospective approach or a cumulative effect adjustment approach to implement the guidance. The new standard is effective for us on July 1, 2018, with early adoption permitted. We are currently conducting a comprehensive review of our revenue streams and contracts as they relate to this guidance to identify potential differences that would result from applying the new requirements. While we are still assessing the overall impact this guidance will have on our consolidated financial statements and financial statement disclosures, based on the work performed to date, we do not believe that the adoption will have a material impact on the amount or timing of revenue recognized. We are still assessing the impact of the standard on our financial statement disclosures.

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

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. At December 31, 2017, we did not have any floating-rate debt obligations outstanding under our Facility. We currently do not engage in any interest rate hedging activity and we have no intention of doing so in the foreseeable future. Based on the average interest rate of the loans under the Facility during the quarter ended December 31, 2017, and to the extent that borrowings were outstanding, a 10% change in the interest rate would not have a material effect on our consolidated results of operations and financial condition. For information regarding the Company’s other risk factors, see Item 7A – Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended June 30, 2017 as filed with the SEC on August 2, 2017.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Executive Vice President Administration and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed with or submitted to the SEC is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Certain information regarding purchases made by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended December 31, 2017 on a trade date basis is provided below:

On November 21, 2002, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 2,000,000 shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. The Board of Directors subsequently increased the aggregate authorization under the repurchase program on several occasions, the last of which was on April 13, 2015 when the aggregate authorization was increased to approximately 3,000,000 shares. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchases, if any, will be determined as market and business conditions warrant. There were no repurchases effected by the Company during the quarter ended December 31, 2017. The maximum number of shares that may yet be purchased under our publicly announced repurchase program is 1,400,497 shares.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: January 25, 2018	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: January 25, 2018	BY: /s/ Corey Whitely
Corey Whitely
Executive Vice President Administration Chief Financial Officer and Treasurer
(Principal Financial Officer)