Form 10-Q
period 2018-03-31
ETHAN ALLEN INTERIORS INC
filed 2018-04-27
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

At April 17, 2018, there were 27,190,407 shares of Common Stock, par value $.01, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	March 31, 2018	June 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,977	$57,701
Accounts receivable, less allowance for doubtful accounts of $1,710 at March 31, 2018 and $1,667 at June 30, 2017	15,933	12,293
Inventories	163,748	149,483
Prepaid expenses and other current assets	19,356	23,621
Total current assets	244,014	243,098

Property, plant and equipment, net	265,122	270,198
Goodwill and other intangible assets	45,128	45,128
Restricted cash and investments	7,086	7,330
Other assets	3,207	2,468
Total assets	$564,557	$568,222

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$586	$2,731
Customer deposits	67,626	62,960
Accounts payable	24,680	16,961
Accrued compensation and benefits	22,089	20,352
Accrued expenses and other current liabilities	22,228	23,441
Total current liabilities	137,209	126,445
Long-term debt	1,119	11,608
Other long-term liabilities	24,830	29,273
Total liabilities	163,158	167,326
Shareholders' equity:
Common stock	490	490
Additional paid-in-capital	376,911	377,550
Less: Treasury stock (at cost)	(634,532)	(635,179)
Retained earnings	662,581	661,976
Accumulated other comprehensive income (loss)	(4,202)	(4,131)
Total Ethan Allen Interiors Inc. shareholders' equity	401,248	400,706
Noncontrolling interests	151	190
Total shareholders' equity	401,399	400,896
Total liabilities and shareholders' equity	$564,557	$568,222

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Net sales	$181,419	$180,501	$561,202	$568,460
Cost of sales	84,711	85,766	256,380	257,134
Gross profit	96,708	94,735	304,822	311,326
Selling, general and administrative expenses	92,835	90,815	271,862	271,975
Operating income	3,873	3,920	32,960	39,351
Interest and other income (expense)	(16)	(77)	223	248
Interest and other related financing costs	54	302	272	949
Income before income taxes	3,803	3,541	32,911	38,650
Income tax expense	1,187	1,259	8,018	14,139
Net income	$2,616	$2,282	$24,893	$24,511

Per share data:
Basic earnings per common share:
Net income per basic share	$0.10	$0.08	$0.91	$0.89
Basic weighted average common shares	27,476	27,691	27,469	27,694
Diluted earnings per common share:
Net income per diluted share	$0.09	$0.08	$0.90	$0.88
Diluted weighted average common shares	27,692	27,953	27,725	27,970

Comprehensive income:
Net income	$2,616	$2,282	$24,893	$24,511
Other comprehensive income
Currency translation adjustment	1,451	1,998	(71)	(213)
Other	(7)	3	(39)	(20)
Other comprehensive income (loss) net of tax	1,444	2,001	(110)	(233)
Comprehensive income	$4,060	$4,283	$24,783	$24,278

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended
	March 31,
Operating activities:	2018	2017
Net income	$24,893	$24,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,955	15,023
Compensation expense related to share-based payment awards	967	2,161
Provision (benefit) for deferred income taxes	(342)	4,373
(Gain) loss on disposal of property, plant and equipment	191	915
Other	(11)	(73)
Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(3,640)	(977)
Inventories	(14,265)	8,098
Prepaid and other current assets	278	(1,158)
Customer deposits	4,666	(431)
Accounts payable	7,719	180
Accrued expenses and other current liabilities	519	(718)
Other assets and liabilities	(840)	1,865
Net cash provided by operating activities	35,090	53,769

Investing activities:
Proceeds from the disposal of property, plant & equipment	327	1,261
Change in restricted cash and investments	244	503
Capital expenditures	(9,121)	(15,112)
Other investing activities	154	121
Net cash provided by (used in) investing activities	(8,396)	(13,227)

Financing activities:
Payments on long-term debt and capital lease obligations	(14,306)	(12,602)
Purchases and retirements of company stock	(1,100)	(3,368)
Payment of cash dividends	(24,283)	(14,745)
Other financing activities	141	1,180
Net cash provided by (used in) financing activities	(39,548)	(29,535)
Effect of exchange rate changes on cash	130	11
Net increase (decrease) in cash & cash equivalents	(12,724)	11,018
Cash & cash equivalents at beginning of period	57,701	52,659
Cash & cash equivalents at end of period	$44,977	$63,677

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Nine Months Ended March 31, 2018

(Unaudited)

(In thousands)

				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Treasury	Comprehensive	Retained	Controlling
	Stock	Capital	Stock	Income (loss)	Earnings	Interests	Total
Balance at June 30, 2017	$490	$377,550	$(635,179)	$(4,131)	$661,976	$190	$400,896

Stock issued on share-based awards	-	141	-	-	-	-	141

Compensation expense associated with share-based awards	-	967	-	-	-	-	967

Purchase/retirement of company stock	-	(1,747)	647	-	-	-	(1,100)

Dividends declared on common stock	-	-	-	-	(24,288)	-	(24,288)

Comprehensive income	-	-	-	(71)	24,893	(39)	24,783
Balance at March 31, 2018	$490	$376,911	$(634,532)	$(4,202)	$662,581	$151	$401,399

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2017.

(3)	Income Taxes

The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to actual or forecasted permanent book to tax differences; impacts from future tax audits with state, federal or foreign tax authorities; impacts from tax law changes; or change in judgment as to the realizability of deferred tax assets. The Company identifies items which are non-recurring in nature and treats these as discrete events. The tax effect of such items is recorded in the quarter in which the related events occur. Due to the volatility of these factors, the Company's consolidated effective income tax rate can change significantly quarter over quarter.

The Company conducts business globally and, as a result, the Company and its subsidiaries files income tax returns in the U.S. and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to periodic examination in such domestic and foreign jurisdictions by tax authorities. The Company and certain subsidiaries are currently under audit in the U.S. from 2013 through 2016. While the amount of uncertain tax impacts with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant. It is reasonably possible that some of these audits may be completed during the next twelve months and that various issues relating to uncertain tax impacts will be resolved within the next twelve months as exams are completed or as statutes expire and will impact the effective tax rate.

The Company’s consolidated effective tax rate was 31.2% and 24.4% for the three and nine months ended March 31, 2018 and 35.6% and 36.6% for the three and nine months ended March 31, 2017. The current period’s effective tax rate primarily includes tax expense on the taxable year’s net income, re-measurement of deferred tax assets and liabilities, and tax and interest expense on uncertain tax positions, partially offset by the reversal of and recognition of some uncertain tax positions. The prior period’s effective tax rate primarily includes tax expense on the taxable year’s net income, and tax and interest expense on uncertain tax positions partially offset by the reversal and recognition of some uncertain tax positions.

Effective July 1, 2017 the Company adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires the Company to present all deferred tax assets and liabilities as noncurrent. The Company has applied the new guidance prospectively and accordingly the prior periods balance sheets were not retrospectively adjusted. The adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018, introduces a limitation on the deduction of certain interest expenses, introduces a deduction for certain business capital expenditures and introduces a system of taxing foreign-sourced income from multinational corporations. The Company will compute its income tax expense for the June 30, 2018 fiscal year using a blended Federal Tax Rate of 28%. The 21% Federal Tax Rate will apply to fiscal years ending June 30, 2019 and each year thereafter.

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

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”) which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

As of March 31, 2018, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional re-measurement of the deferred tax assets and liabilities was adjusted downward from $2.6 million at December 31, 2017 to $2.4 million at March 31, 2018 by recording a $200K discrete tax expense which increased the effective tax rate by 5.4% in the quarter. For the fiscal year to date the provisional re-measurement has resulted in a discrete tax benefit of 7.2%. As permitted under SAB 118, we will complete the required analyses and accounting during the year ending June 30, 2018. The provisional re-measurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to depreciable assets, inventory, employee compensation and commissions. Following is a reconciliation of income tax expense (benefit) computed by applying the federal statutory income tax rate to income before taxes to actual tax expense (benefit)

	Three months ended March 31, 2018		Nine months ended March 31, 2018
Income before income taxes	$3.8		$32.9

Expected income tax expense	$1.1	28.0%	$9.2	28.0%
Provisional remeasurement of deferred taxes	0.2	5.4%	(2.4)	-7.2%
State income taxes, net of federal income tax	0.0	0.9%	0.8	2.4%
Stock Compensation - Cancelations & exercises	0.0	0.3%	0.6	1.8%
Section 199 Qualified Production Activities deduction	(0.2)	-4.5%	(0.5)	-1.4%
Other, net	0.0	1.2%	0.3	0.8%
Total	$1.2	31.2%	$8.0	24.4%

We are still in the process of evaluating the income tax effect of the Tax Act on the executive compensation limitations that will be effective for our fiscal year 2019.

(4)	Restricted Cash and Investments

At March 31, 2018 and June 30, 2017, we held $7.1 million and $7.3 million respectively, of restricted cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation insurance and other insurance. These funds can be invested in high quality money market mutual funds, U.S. Treasuries and U.S. Government agency fixed income instruments, and cannot be withdrawn without the prior written consent of the secured party. These assets are carried at cost, which approximates market value and are classified as long-term assets because they are not expected to be used within one year to fund operations. See also Note 11, “Financial Instruments".

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5)	Inventories

Inventories at March 31, 2018 and June 30, 2017 are summarized as follows (in thousands):

	March 31,	June 30,
	2018	2017

Finished goods	$123,856	$117,388
Work in process	12,819	10,638
Raw materials	28,829	26,269
Valuation allowance	(1,756)	(4,812)
Inventories	$163,748	$149,483

(6)	Borrowings

Total debt obligations at March 31, 2018 and June 30, 2017 consist of the following (in thousands):

	March 31,	June 30,
	2018	2017

Term Loan due 2019	$-	$13,833
Capital leases	1,705	1,085
Total debt obligations	1,705	14,918
Unamortized debt issuance costs	-	(579)
Total debt	1,705	14,339
Less current maturities	586	2,731
Total long-term	$1,119	$11,608

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

The Company intends to use the Facility for working capital and general corporate purposes, including dividend payments and share repurchases. At March 31, 2018 and June 30, 2017, there was $0.2 million and $0.1 million, respectively, of standby letters of credit outstanding under the Facility. Total availability under the Facility was $114.8 million at March 31, 2018 and $114.9 million at June 30, 2017.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At both March 31, 2018 and June 30, 2017, we were in compliance with all the covenants under the Facility.

The following table summarizes, as of March 31, 2018, the timing of cash payments related to our outstanding long-term debt obligations for the remaining three months of fiscal 2018, and each of the five fiscal years subsequent to June 30, 2018, and thereafter (in thousands).

Periods ending June 30,
2018	$140
2019	571
2020	533
2021	420
2022	41
2023 and thereafter	-
Total scheduled debt payments	$1,705

(7)	Litigation

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

All options are issued at the closing stock price on each grant date, and have a contractual term of 10 years. A summary of stock option activity occurring during the nine months ended March 31, 2018 is presented below:

Shares
Outstanding as of June 30, 2017	836,020
Granted	19,482
Exercised	(5,416)
Canceled (forfeited/expired)	(275,675)
Outstanding as of March 31, 2018	574,411
Exercisable as of March 31, 2018	444,810

A summary of stock unit activity occurring during the nine months ended March 31, 2018 is presented below.

		Weighted
		Average
		Grant Date
	Units	Fair Value
Non-vested units at June 30, 2017	308,330	$25.92
Granted	81,250	25.42
Vested	(59,211)	23.96
Canceled (forfeited/expired)	-	-
Non-vested units at March 31, 2018	330,369	$26.15

A summary of restricted stock activity occurring during the nine months ended March 31, 2018 is presented below.

		Weighted
		Average
		Grant Date
	Units	Fair Value
Non-vested shares at June 30, 2017	-	$-
Granted	16,234	25.62
Vested	-	-
Canceled (forfeited/expired)	(16,234)	25.62
Non-vested units at March 31, 2018	-	$-

At March 31, 2018, there were 1,438,473 shares of common stock available for future issuance pursuant to the Stock Incentive Plan.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9)	Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Weighted average shares of common stock outstanding for basic calculation	27,476	27,691	27,469	27,694
Effect of dilutive stock options and other share-based awards	216	262	256	276
Weighted average shares of common stock outstanding adjusted for dilution calculation	27,692	27,953	27,725	27,970

As of March 31, 2018 and 2017, stock options to purchase 302,655 and 467,305 common shares, respectively, were excluded from the respective diluted earnings per share calculations because their impact was anti-dilutive.

(10)     Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of foreign currency translation adjustments which are the result of changes in foreign currency exchange rates related to our operations in Canada, Belgium, Honduras, and Mexico, and exclude income taxes given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite time. The table following sets forth the activity in accumulated other comprehensive income (loss) for the fiscal year-to-date period ended March 31, 2018 (in thousands).

Balance June 30, 2017	$(4,131)
Changes before reclassifications	$(71)
Amounts reclassified from accumulated other comprehensive income	$-
Current period other comprehensive income (loss)	$(71)
Balance March 31, 2018	$(4,202)

(11)     Financial Instruments

At March 31, 2018 and June 30, 2017, $7.1 million and $7.3 million, respectively, of cash equivalents were restricted and classified as a long-term asset. We did not hold any available-for-sale securities at March 31, 2018 or June 30, 2017.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including our cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the nine month period ended March 31, 2018, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

As of March 31, 2018, the Company operated 147 design centers (our retail segment) and our independent retailers operated 160 design centers. Our wholesale segment net sales include sales to our retail segment, which are eliminated in consolidation, sales to our independent retailers and unaffiliated third parties. Our retail segment net sales accounted for 77% of our consolidated net sales in the nine months ended March 31, 2018. Our wholesale segment net sales accounted for 23%. Information for the three and nine months ended March 31, 2018 and 2017 sales by product line for our wholesale segment is provided below:

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Case Goods	34%	32%	32%	32%
Upholstered Products	49%	53%	51%	52%
Home Accents and Other	17%	15%	17%	16%
	100%	100%	100%	100%

The proportion of retail segment sales by these product lines for the three and nine months ended March 31, 2018 and 2017 is provided as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Case Goods	31%	30%	31%	30%
Upholstered Products	47%	48%	47%	48%
Home Accents and Other	22%	22%	22%	22%
	100%	100%	100%	100%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Segment information for the three and nine months ended March 31, 2018 and 2017 is provided below (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Net sales:
Wholesale segment	$118,921	$110,819	$348,473	$339,076
Retail segment	136,903	141,948	431,469	450,495
Elimination of inter-company sales	(74,405)	(72,266)	(218,740)	(221,111)
Consolidated Total	$181,419	$180,501	$561,202	$568,460

Operating income:
Wholesale segment	$7,927	$9,729	$36,957	$40,399
Retail segment	(2,896)	(7,319)	(6,304)	(4,149)
Adjustment of inter-company profit (1)	(1,158)	1,510	2,307	3,101
Consolidated Total	$3,873	$3,920	$32,960	$39,351

Depreciation & Amortization:
Wholesale segment	$2,002	$1,832	$5,827	$5,611
Retail segment	2,913	3,192	9,128	9,412
Consolidated Total	$4,915	$5,024	$14,955	$15,023

Capital expenditures:
Wholesale segment	$1,561	$2,193	$3,076	$7,776
Retail segment	2,579	1,665	6,045	7,336
Acquisitions	-	-	-	-
Consolidated Total	$4,140	$3,858	$9,121	$15,112

	March 31,	June 30,
	2018	2017
Total Assets:
Wholesale segment	$276,884	$279,364
Retail segment	316,175	319,341
Inventory profit elimination (2)	(28,502)	(30,483)
Consolidated Total	$564,557	$568,222

(1)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.
(2)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

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

(14)     Subsequent Events

Subsequent to March 31, 2018, the Company resumed repurchasing shares in the open market under the Company’s existing share repurchase program (the “Share Repurchase Program”), and by April 24, 2018 approximately 500,000 additional shares have been repurchased. On April 24, 2018, the Company’s Board of Directors authorized an increase in the amount available for share repurchases under the Company’s Share Repurchase Program by approximately 2,000,000 shares. After giving effect to the increase in the authorized repurchase amount, as of April 24, 2018, approximately 3,000,000 shares may yet be purchased by the Company under the Share Repurchase Program. The timing, number and amount of any shares repurchased will be determined by the Company’s officers at their discretion, and as permitted by securities laws, covenants under existing bank agreements and other legal requirements, and will be based on a number of factors, including an evaluation of general market and economic conditions and the trading price of the common stock. The Share Repurchase Program may be suspended or discontinued at any time without prior notice.

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

Forward-Looking Statements

Management's discussion and analysis of financial condition and results of operations and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our management’s beliefs and assumptions concerning future events based on information currently available to us relating to our future results. Such forward-looking statements are identified in this Quarterly Report on Form 10-Q and in documents incorporated herein by reference by use of forward-looking words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", “will”, “may”, “continue”, “project”, ”target”, “outlook”, “forecast”, “guidance”, and similar expressions and the negatives of such forward-looking words. These forward-looking statements are subject to management decisions and various assumptions about future events, and are not guarantees of future performance. Actual results could differ materially from those anticipated in the forward-looking statements due to a number of risks and uncertainties including, but not limited to: competition from overseas manufacturers and domestic retailers; our anticipating or responding to changes in consumer tastes and trends in a timely manner; our ability to maintain and enhance our brand, marketing and advertising efforts and pricing strategies; changes in global and local economic conditions that may adversely affect consumer demand and spending, our manufacturing operations or sources of merchandise and international operations; changes in U.S. policy related to imported merchandise; an economic downturn; our limited number of manufacturing and logistics sites; fluctuations in the price, availability and quality of raw materials; environmental, health and safety requirements; product safety concerns; disruption to our technology infrastructure (including those relating to cyber attacks); increasing labor costs, competitive labor markets and our continued ability to retain high-quality personnel and risks of work stoppages; loss of key personnel; our ability to obtain sufficient external funding to finance our operations and growth; access to consumer credit; the effect of operating losses on our ability to pay cash dividends; our ability to locate new design center sites and/or negotiate favorable lease terms for additional design centers or for the expansion of existing design centers; the effects of terrorist attacks or conflicts or wars involving the United States or its allies or trading partners; and those matters discussed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2017, and elsewhere in this Quarterly Report on Form 10-Q and our SEC filings. Accordingly, actual circumstances and results could differ materially from those contemplated by the forward-looking statements.

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

We have completed a major transformation of our product offerings, which refreshed over 70% of our entire line of products over the past three years. During the spring of 2017 we expanded the reach of our Ethan Allen | Disney home line by selling a selection on shopdisney.com and launching it in the China market, we expanded our government contract business with an award of a blanket purchase agreement for the Department of State “Worldwide Residential Furniture Program”, and we entered into an agreement with Amazon to sell products through the Amazon marketplace. During the fall of 2017 we introduced Passport, a focused collection of unique artisan crafted items inspired by designs from around the world. We also announced the planned launch in May of 2018 of our new Uptown collection, which features a modern perspective on classic designs.

During the first quarter of fiscal 2018, we were negatively impacted by adverse weather affecting sales, manufacturing and delivery of our products. Additionally, our net delivered sales and profitability were negatively affected by first run production of floor samples for Passport and first run production of product for the government contract. Additionally, the high order volume from the government contract together with the new product runs further impacted production capacity which resulted in production and shipping delays, the results of which have continued into the third quarter of fiscal 2018. As a result, our retail division and wholesale backlogs for the third quarter were 15.0% and 69.7% higher respectively, compared to the prior year quarter.

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

Results of Operations

A summary of our consolidated operations is presented in the following tables. In this Item 2 of this quarterly report, unless otherwise noted, all comparisons in the discussion following are from the three or nine month period ended March 31, 2018 to the comparable prior year fiscal three or nine month period ($ in millions except per share amounts).

	Three months ended March 31,				Nine months ended March 31,
	2018	%	2017	%	2018	%	2017	%
Net sales	$181.4	100.0%	$180.5	100.0%	$561.2	100.0%	$568.5	100.0%
Gross profit	96.7	53.3%	94.7	52.5%	304.8	54.3%	311.3	54.8%
Selling, general and administrative expenses	92.8	51.2%	90.8	50.3%	271.9	48.4%	272.0	47.8%
Operating income	3.9	2.1%	3.9	2.2%	33.0	5.9%	39.4	6.9%
Net income	2.6	1.4%	2.3	1.3%	24.9	4.4%	24.5	4.3%
Earnings per diluted share	$0.09		$0.08		$0.90		$0.88
Net cash provided by operating activities	$20.9		$26.3		$35.1		$53.8

The components of consolidated revenues and operating income (loss) by business segment are as follows (in millions):

	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
Revenue:
Wholesale segment	$118.9	$110.8	$348.5	$339.1
Retail segment	136.9	141.9	431.5	450.5
Elimination of inter-segment sales	(74.4)	(72.2)	(218.8)	(221.1)
Consolidated revenue	$181.4	$180.5	$561.2	$568.5

Operating income (loss):
Wholesale segment	$7.9	$9.7	$37.0	$40.4
Retail segment	(2.9)	(7.3)	(6.3)	(4.1)
Adjustment for inter-company profit (1)	(1.1)	1.5	2.3	3.1
Consolidated operating income	$3.9	$3.9	$33.0	$39.4

(1)	Represents the change in wholesale profit contained in Ethan Allen operated design center inventory existing at the end of the period.

We measure the performance of our design centers based on net sales and written orders booked on a comparable period basis. Comparable design centers are those which have been operating for at least 15 months, including relocated design centers provided the original and relocated design center location had been operating for at least 15 months on a combined basis. During the first three months of operations of newly opened design centers, written orders are booked but minimal net sales are achieved through the delivery of products. Design centers we acquire from independent retailers are included in comparable design center sales in their 13th full month of Ethan Allen-owned operations. The frequency of our promotional events as well as the timing of the end of those events can also affect the comparability of orders booked during a given period. Our international net sales are comprised of our wholesale segment sales to independent retailers and our retail segment sales to consumers through the Company operated international design centers. International net sales as a percent of our consolidated net sales were 9.3% in the current year quarter and 10.1% in the prior year quarter. The following tables show selected design center location information.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

	Fiscal 2018			Fiscal 2017
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center location activity:
Balance at beginning of period	155	148	303	153	143	296
New locations	11	2	13	7	5	12
Closures	(6)	(3)	(9)	(5)	(2)	(7)
Transfers	-	-	-	-	-	-
Balance at end of period	160	147	307	155	146	301
Relocations (in new and closures)	-	-	-	1	2	3

Retail Design Center geographic locations:
United States	47	141	188	49	140	189
Canada	-	6	6	-	6	6
China	88	-	88	82	-	82
Other Asia	12	-	12	11	-	11
Europe	6	-	6	6	-	6
Middle East	7	-	7	7	-	7
Total	160	147	307	155	146	301

Third Quarter Ended March 31, 2018 Compared to Third Quarter Ended March 31, 2017

Consolidated net sales for the quarter of $181.4 million compared to $180.5 million for the same period in the prior year, an increase of 0.5%. Wholesale segment sales increased progressively each month during the March 2018 quarter, as the disruptions diminished in the manufacturing processes related to first production runs and government contract orders. Although shipments from wholesale to fill retail orders increased 3%, they were weighted towards the end of the quarter, which translated into lower sales for the retail segment, given less time to ship the product to retail customers.

Retail net sales for the quarter of $136.9 million compared to $141.9 million for the prior year period, a decrease of 3.6%. Comparative retail net sales decreased 4.2%, partially offset by an increase in net sales through the internet. There were 147 Company-operated design centers during the quarter, up from 146 in the prior year quarter. The reduction in sales is primarily a reflection of delayed shipments to the retail segment from the wholesale segment due to the timing of wholesale shipments as previously mentioned. Total written business (new orders booked) increased 2.6%, and comparable design center written business in the quarter increased 1.6%, driven primarily by increased marketing efforts.

Wholesale net sales for the quarter of $118.9 million compared to $110.8 million for the prior year period, an increase of 7.3%. The increase in sales is due to increases to our retail segment, domestic independent retailers and the government contract, partially offset by decreases to our international dealers.

Gross profit for the quarter of $96.7 million compared to $94.7 million for the prior year period, an increase of 2.1%, with an increase in both our retail and wholesale segments. The prior year included an inventory write-down associated with an inventory donation of $6.4 million. Gross profit for wholesale was negatively impacted by an increase in raw materials costs of $1.7 million. Consolidated gross margin for the quarter was 53.3% compared to 52.5%. Retail sales as a percent of total consolidated sales was 75.5% for the quarter compared to 78.6% in the prior year quarter, decreasing our consolidated gross margin due to this reduced percentage.

Operating expenses for the quarter of $92.8 million, or 51.2% of net sales, increased $2.0 million compared to $90.8 million, or 50.3% of net sales, for the prior year period. The 2.2% increase to prior year was primarily due to an increase in advertising of $2.3 million and an increase in insurance retention of $1.6 million, partially offset by a decrease in performance-based incentive compensation of $1.6 million.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Operating income and profit margin for the quarter of $3.9 million, or 2.1% of net sales, compared to $3.9 million, or 2.2% of net sales, for the prior year period. The prior year included an inventory write-down associated with an inventory donation of $6.4 million. The primary causes for the 1.2% decrease in operating income were the lower sales in retail, partially offset by the positive effects of the increase in wholesale sales during the current year quarter.

Retail operating income for the quarter of a loss of $2.9 million, or -2.1% of sales, compared to a loss of $7.3 million, or -5.2% of sales, for the prior year period. The lower operating loss and margin in the current quarter was driven primarily by the inventory write-down in the prior year period.

Wholesale operating income for the quarter of $7.9 million, or 6.7% of sales, compared to $9.7 million, or 8.8% of sales, for the prior year period. The decrease was largely due to the increase in current period operating expenses, raw material cost increases and manufacturing inefficiencies mentioned previously.

Income tax expense for the quarter totaled $1.2 million compared to $1.3 million. Our effective tax rate was 31.2% in the quarter compared to 35.6%. The effective tax rate for the quarter was lower due to the Tax Act. The effective tax rate for the third quarter of fiscal 2018 primarily includes tax expense on that quarter’s net income, re-measurement of deferred tax assets and liabilities, and tax and interest expense on uncertain tax positions, partially offset by the reversal of and recognition of some uncertain tax positions. The effective tax rate for the third quarter of fiscal 2017 primarily includes tax expense on that quarter’s net income, and tax and interest expense on uncertain tax positions, partially offset by the reversal and recognition of some uncertain tax positions. See footnote 3, Income Taxes, for further information.

Net income for the quarter of $2.6 million compared to $2.3 million for the prior year period increased 14.6%. This resulted in net income per diluted share for the quarter of $0.09 compared to $0.08, an increase of 12.5%.

Nine Months Ended March 31, 2018 Compared to Nine Months Ended March 31, 2017

Consolidated net sales year-to-date of $561.2 million compared to $568.5 million for the same period in the prior year, a decrease of 1.3%. Sales for the retail and wholesale segments were negatively affected mostly in the first quarter of fiscal 2018 by the hurricanes and disruptions in the manufacturing processes due to first production runs of new product lines, as discussed previously. While wholesale net sales increased compared to the prior year period, overall, an increase in wholesale net sales was more than offset by a decrease in retail sales.

Retail net sales year-to-date of $431.5 million compared to $450.5 million for the prior year period, a decrease of 4.2%. Comparative retail net sales decreased 5.1%, partially offset by an increase in net sales through the internet. There were 147 Company-operated design centers during the period, up from 146 in the prior year. The reduction in sales is primarily a reflection of the disruptions caused by the first production runs of new product lines and production to satisfy government contract orders that delayed shipments to the retail segment from the wholesale segment and caused the retail undelivered order backlog to increase 15.0% from the prior quarter. Total written business (new orders booked) decreased 0.4% and comparable design center written business year-to-date decreased 1.3%. Written business was also negatively affected by lower traffic at our retail design centers.

Wholesale net sales year-to-date of $348.5 million compared to $339.1 million for the prior year period, an increase of 2.8%. The increase in sales is primarily due to increases to our international and domestic independent dealers.

Gross profit year-to-date of $304.8 million compared to $311.3 million for the prior year period, a decrease of 2.1%, with a decrease in both our retail segment and wholesale segments. The decrease was primarily due to the lower retail sales of $19.0 million and increased costs of raw materials of $4.4 million, partially offset by the prior year inventory write-down associated with an inventory donation of $6.4 million, and increased wholesale sales of $9.4 million. Consolidated gross margin year-to-date was 54.3% compared to 54.8%. Retail sales as a percent of total consolidated sales was 76.9% year-to-date compared to 79.2% in the prior year period, decreasing our consolidated gross margin due to mix.

Operating expenses year-to-date of $271.9 million, or 48.4% of net sales, compared to $272.0 million, or 47.8% of net sales, for the prior year period. The $0.1 million decrease was primarily due to a reduction in performance-based incentive compensation expense of $2.5 million, partially offset by higher advertising costs of $1.7 in the current year.

Operating income and profit margin year-to-date of $33.0 million, or 5.9% of net sales, compared to $39.4 million, or 6.9% of net sales, for the prior year period. The prior year included an inventory write-down associated with an inventory donation of $6.4 million. The primary causes for the 16.2% decrease in operating income were lower retail sales in fiscal 2018 caused in part by the negative effects of the first production runs and government contract mentioned previously.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retail operating income year-to-date of a loss of $6.3 million, or -1.5% of sales, compared to a loss of $4.1 million, or -0.9% of sales, for the prior year period. The higher operating loss and lower margin in the current period was driven primarily by lower sales, partially offset by reduced operating expenses and the inventory write-down in the prior year.

Wholesale operating income year-to-date of $37.0 million, or 10.6% of sales, compared to $40.4 million, or 11.9% of sales, for the prior year period. The decrease was largely due to increases in raw materials and advertising costs, partially offset by the positive effect of higher sales and a reduction in performance-based incentive compensation.

Income tax expense year-to-date totaled $8.0 million compared to $14.1 million. Our effective tax rate was 24.4% in the period compared to 36.6%. The effective tax rate for the current year-to-date period was lower due to the Tax Act. The effective tax rate for the current fiscal year primarily includes tax expense on that fiscal year’s net income, the tax benefit lost on the cancelation of stock options and tax and interest expense on uncertain tax positions, partially offset by tax benefit from the re-measurement of deferred tax assets and liabilities, the vesting of restricted stock units, and the reversal of and recognition of some uncertain tax positions. The effective tax rate for the prior fiscal year primarily includes tax expense on that fiscal year’s net income, and tax and interest expense on uncertain tax positions, partially offset by the reversal and recognition of some uncertain tax positions. See Note 3, Income Taxes, for further information.

Net income year-to-date of $24.9 million compared to $24.5 million for the prior year period, an increase of 1.6%. This resulted in net income per diluted share year-to-date of $0.90 compared to $0.88 in the prior year period, an increase of 2.3%.

Liquidity and Capital Resources

At March 31, 2018, we held unrestricted cash and equivalents of $45.0 million and restricted cash and investments of $7.1 million. At June 30, 2017, we held unrestricted cash and cash equivalents of $57.7 million and restricted cash and investments of $7.3 million. Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, amounts available under the Facility, and other borrowings.

For a detailed discussion of our debt obligations and timing of our related cash payments see Note 6 to the Consolidated Financial Statements included under Item 1 of this Quarterly Report.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A summary of net cash provided by (used in) operating, investing, and financing activities for the nine months ended March 31, 2018 and 2017 is provided below (in millions):

	Nine months ended
	March 31,
	2018	2017
Cash provided by (used in) operating activities
Net income plus depreciation and amortization	$39.8	$39.5
Working capital items	(4.7)	5.0
Other operating activities	-	9.3
Total provided by operating activities	$35.1	$53.8

Cash provided by (used in) investing activities
Capital expenditures and acquisitions	$(9.1)	$(15.1)
Net sales of marketable securities	-	-
Other investing activities	0.7	1.9
Total provided by (used in) investing activities	$(8.4)	$(13.2)

Cash provided by (used in) financing activities
Payments on long-term debt and capital lease obligations	$(14.3)	$(12.6)
Payment of cash dividends	(24.3)	(14.7)
Purchase/retirement of company stock	(1.1)	(3.4)
Other financing activities	0.2	1.2
Total provided by (used in) financing activities	$(39.5)	$(29.5)

Cash Provided by (Used in) Operating Activities

Year-to-date, cash of $35.1 million was provided by operating activities, a decrease of $18.7 million. This was largely due to changes in the ordinary course of business for working capital items, primarily an inventory increase to support the order backlog. Working capital items consist of current assets (accounts receivable, inventories, prepaid and other current assets) less current liabilities (customer deposits, payables, and accrued expenses and other current liabilities).

Cash Provided by (Used in) Investing Activities

Year-to-date, $8.4 million of cash was used in investing activities, a decrease of $4.8 million. The decrease was primarily due to a decrease in capital expenditures offset by a decrease in proceeds from disposal of property, plant and equipment. Current year capital expenditures primarily related to retail design center improvements. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Cash Provided by (Used in) Financing Activities

Year-to-date, $39.5 million was used in financing activities, which is $10.0 million more cash used than the $29.5 million of cash used during the first nine months of fiscal 2017. During the current fiscal year, a $13.2 million pre-payment on the term loan was made, while in the prior fiscal year we made a $10.0 million pre-payment on the revolving credit facility. During the current fiscal year to date period we paid dividends of $24.3 million compared to $14.7 million in the prior year to date period, an increase of $9.6 million, paying $0.88 per share compared to $0.53, an increase of 66.0%. In November 2017, we declared a special $0.31 per share cash dividend payable to our shareholders in January 2018. The Company has continuously paid dividends for every quarter since 1996 and we expect to continue to do so as economic conditions and liquidity permit.

We believe that our cash flow from operations, together with our other available sources of liquidity including the Facility and refinancing alternatives, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of March 31, 2018, we had working capital of $106.8 million compared to $116.7 million at June 30, 2017, a decrease of $9.8 million, or 8.4%. The Company had a current ratio of 1.78 to 1 at March 31, 2018 and 1.92 to 1 at June 30, 2017.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

In addition to using available cash to fund changes in working capital, capital expenditures, acquisition activity, the repayment of debt, the payment of dividends, and debt repurchases, we have been authorized by our board of directors to repurchase shares of our common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. All our common stock repurchases and retirements are recorded as treasury stock and result in a reduction of shareholders’ equity. During the nine months ending March 31, 2018 there were no share repurchases.

At March 31, 2018, we had a remaining Board authorization to repurchase 1,400,497 shares of our common stock pursuant to our previously announced share repurchase program.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such material program was for our consumer credit program described below, which was in place both at March 31, 2018 and June 30, 2017.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”) which was last amended effective January 2014. Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. The Program Agreement will terminate on July 31, 2019, but includes a provision for automatic one-year renewals unless either party gives notice of termination. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to satisfactorily perform in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of the Program Agreement also contain a right for the financial services provider to demand from the Company collateral at a variable rate based on the volume of program sales if the Company does not meet certain covenants. At March 31, 2018 and June 30, 2017, no collateral was required under the Program Agreement.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend from one to ten years and are provided based on terms that are generally accepted in the industry. All our domestic independent retailers are required to enter into and perform in accordance with the terms and conditions of a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasions, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. At both March 31, 2018 and June 30, 2017 our product warranty liability totaled $1.3 million.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers. This ASU provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective. The core principle of the ASU is that a company will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires expanded disclosures surrounding the recognition of revenue from contracts with customers. We have an option to use either a retrospective approach or a cumulative effect adjustment approach to implement the guidance. We will adopt the new standard effective July 1, 2018. We are currently conducting a comprehensive review of our revenue streams and contracts as they relate to this guidance to identify potential differences that would result from applying the new requirements. While we are still assessing the overall impact this guidance will have on our consolidated financial statements and financial statement disclosures, based on the work performed to date, we do not believe that the adoption will have a material impact on the amount or timing of revenue recognized. We are still assessing the impact of the standard on our financial statement disclosures.

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

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. At March 31, 2018, we did not have any floating-rate debt obligations outstanding under our Facility. We currently do not engage in any interest rate hedging activity and we have no intention of doing so in the foreseeable future. Based on the average interest rate of the loans under the Facility during the quarter ended March 31, 2018, and to the extent that borrowings were outstanding, a 10% change in the interest rate would not have a material effect on our consolidated results of operations and financial condition. For information regarding the Company’s other risk factors, see Item 7A – Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended June 30, 2017 as filed with the SEC on August 2, 2017.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Executive Vice President Administration and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed with or submitted to the SEC is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Certain information regarding purchases made by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2018 on a trade date basis is provided below:

On November 21, 2002, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 2,000,000 shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. The Board of Directors subsequently increased the aggregate authorization under the repurchase program on several occasions, the last of which was on April 13, 2015 when the aggregate authorization was increased to approximately 3,000,000 shares. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchases, if any, will be determined as market and business conditions warrant. There were no repurchases effected by the Company during the quarter ended March 31, 2018. The maximum number of shares that may yet be purchased under our publicly announced repurchase program is 1,400,497 shares.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: April 26, 2018	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 26, 2018	BY: /s/ Corey Whitely
Corey Whitely
Executive Vice President Administration Chief Financial Officer and Treasurer
(Principal Financial Officer)