Form 10-K
period 2018-06-30
ETHAN ALLEN INTERIORS INC
filed 2018-08-02
CIK 896156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018
OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 1-11692

Ethan Allen Interiors Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1275288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Lake Avenue Extension, Danbury, CT	06811
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code                    (203) 743-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $.01 par value	New York Stock Exchange, Inc.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant on December 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $716,611,000. As of July 27, 2018, there were 26,529,294 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Certain designated information contained in the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, is incorporated by reference into Part III hereof to the extent described herein.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART I

Item 1.     Business

Overview

Founded in 1932 and incorporated in Delaware in 1989, Ethan Allen Interiors Inc., through its wholly-owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, "We," "Us," "Our," "Ethan Allen" or the "Company"), is a leading interior design company and manufacturer and retailer of quality home furnishings. Today we are a leading international home fashion brand doing business in North America, Asia, the Middle East and Europe. We are vertically integrated from design through delivery, affording our clientele a value proposition of style, quality and price. We offer complimentary interior design service to our clients and sell a full range of furniture products and decorative accents through ethanallen.com and a retail network of approximately 300 design centers in the United States and abroad. The design centers represent a mix of independent licensees and our own Company operated retail segment. We own and operate nine manufacturing facilities including six manufacturing plants and one sawmill in the United States and one manufacturing plant in Mexico and one in Honduras. Approximately 75% of the products sold by the Company are manufactured in our North American plants.

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

Operating Segments

Our two operating segments, the wholesale segment and the retail segment, represent strategic business areas of our vertically integrated enterprise that operate separately and provide their own distinctive services. This vertical structure enables us to offer our complete line of home furnishings and accents while controlling quality and cost more effectively. We evaluate performance of the respective segments based upon revenues and operating income. Inter-segment transactions result, primarily, from the wholesale sale of inventory to the retail segment, including the related profit margin. For certain financial information regarding our operating segments, see Note 15 to the Consolidated Financial Statements included under Item 8 of this Annual Report and incorporated herein by reference.

As of June 30, 2018, the Company operated 148 design centers (our retail segment) and our independent retailers operated 148. Our wholesale segment net sales include sales to our retail segment, which are eliminated in consolidation, sales to our independent retailers and contract sales to unaffiliated third parties. Our retail segment net sales accounted for 77% of our consolidated net sales in fiscal 2018. Our wholesale segment net sales accounted for 23%, including 15.5% of our consolidated net sales in fiscal 2018 to ten of our largest customers, which includes the General Services Administration (“GSA”) government contract business, and licensees operating 105 design centers.

Wholesale Segment Overview:

The wholesale segment, principally involved in the development of the Ethan Allen brand, encompasses all aspects of design, manufacture, sourcing, marketing, sale, and distribution of our broad range of home furnishings and accents. Wholesale revenue is generated upon the sale and shipment of our products to our retail network of independently operated design centers, Company operated design centers and other contract customers.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Wholesale net sales for each of the last three fiscal years, allocated by product line, were as follows:

	Fiscal Year Ended June 30,
	2018	2017	2016
Case Goods	32%	33%	32%
Upholstered Products	51%	51%	51%
Home Accents and Other	17%	16%	17%
	100%	100%	100%

As of June 30, 2018, our wholesale backlog was $56.5 million (as compared to $47.4 million as of June 30, 2017) which is anticipated to be serviced in the first quarter of fiscal 2019. This backlog fluctuates based on the timing of net orders booked, manufacturing schedules and efficiency, the timing of sourced product receipts, the timing and volume of wholesale shipments, and the timing of various promotional events. Because orders may be rescheduled and/or canceled and the sourcing timing may change, the measure of backlog at a point in time is not necessarily indicative of future sales performance.

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

We measure the performance of our design centers based on net sales and written orders booked on a comparable period basis. Comparable design centers are those which have been operating for at least 15 months, including relocated design centers provided the original and relocated design center location had been operating for at least 15 months on a combined basis. During the first three months of operations of newly opened design centers, written orders are booked but minimal net sales are achieved through the delivery of products. Design centers we acquire from independent retailers are included in comparable design center sales in their 13th full month of Ethan Allen-owned operations. The frequency of our promotional events as well as the timing of the end of those events can also affect the comparability of orders booked during a given period. During fiscal 2018, the Company added five new design centers in the United States, including two acquired from independent retailers and one relocation, and closed five locations, including one relocation. The geographic distribution of retail design center locations is included under Item 2 of Part I of this Annual Report.

Retail net sales for each of the last three fiscal years, allocated by product line, were as follows:

	Fiscal Year Ended June 30,
	2018	2017	2016
Case Goods	30%	30%	31%
Upholstered Products	48%	48%	47%
Home Accents and Other	22%	22%	22%
	100%	100%	100%

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

75% of our furniture is built by artisans, one piece at a time, in our North American workshops. Most upholstery frames are hand-assembled and stitching is guided by hand. We select international partners who are as committed to quality and social responsibility as we are. All case goods frames are made with premium lumber and veneers. We use best-in-class construction techniques, including mortise and tenon joinery and four-corner glued dovetail joinery on drawers. We combine technology with personal service and maintain an up-to-date broad range of styles and custom options in keeping with today’s home decorating trends. These factors continue to define Ethan Allen, positioning us as a fashion leader in the home furnishing industry.

The interior of our design centers, which were substantially refreshed during the past three fiscal years, are organized to facilitate display of our product offerings, both in room settings that project the category lifestyle and by product grouping to facilitate comparisons of the styles and tastes of our clients. To further enhance the experience, technology is used to expand the range of products viewed by including content from our website in applications used on large touch-screen flat panel displays.

Product Development and Sourcing Activities

Using a combination of on staff and outsourced product designers, we design the majority of the products we sell. All our products are branded Ethan Allen. This important facet of our vertically integrated business enables us to control the design specifications and establish consistent levels of quality across the products in our own North American plants. In addition to our seven U.S. manufacturing facilities, we have an upholstery manufacturing facility in Mexico and a case goods manufacturing facility in Honduras. Approximately 75% of the products we sell are manufactured or assembled in these North American facilities. We selectively outsource the remaining 25%, mostly from Asia. We carefully select our sourcing partners and require them to provide products according to our specifications and quality standards. We believe that strategic investments in our manufacturing facilities balanced with outsourcing from foreign and domestic suppliers will accommodate significant future sales growth and allow us to maintain an appropriate degree of control over cost, quality and service to our customers.

Environmental Sustainability and Social Responsibility

We are focused on environmental and social responsibility and incorporating uniform social, environmental, health and safety programs into our manufacturing standards.

Our “green” initiatives include but are not limited to the use of responsibly harvested Appalachian woods, water-based finishes and measuring our carbon footprint, greenhouse gases and recycled materials from our operations. We have eliminated the use of heavy metals and hydrochloroflourocarbons in all packaging. Our mattresses and custom upholstery use foam made without harmful chemicals and substances. We have implemented the Enhancing Furniture’s Environmental Culture (EFEC) environmental management system sponsored by the American Home Furnishing Alliance (AHFA) at all our domestic manufacturing, distribution and service center facilities, and have expanded these efforts to our retail design centers, which have now been registered in EFEC. Our Mexico and Honduras facilities have been audited and are registered under the AHFA's EFEC program. Our domestic manufacturing, distribution and service centers have also achieved Sustainable by Design (SBD) registration status under the EFEC program. SBD provides a framework for home furnishings companies to create and maintain a corporate culture of conservation and environmental stewardship by integrating socio-economic policies and sustainable business practices into their manufacturing operations and sourcing strategies.

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

We work to ensure our products are safe in our customers’ homes through responsible use of chemicals and manufacturing substances.

Raw Materials and Other Suppliers

The most important raw materials we use in furniture manufacturing are lumber, veneers, plywood, hardware, glue, finishing materials, glass, laminates, steel, fabrics, foam, and filling material. The various types of wood used in our products include cherry, ash, oak, maple, prima vera, African mahogany, birch, rubber wood and poplar.

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

Distribution and Logistics

We distribute our products through three distribution centers, owned by the Company, strategically located in New Jersey, Oklahoma, and Virginia. These distribution centers provide efficient cross-dock operations to receive and ship product from our manufacturing facilities and third-party suppliers to our retail network of Company and independently operated retail service centers. Retail service centers prepare products for delivery into clients’ homes. At June 30, 2018, the Company operated retail design centers were supported by 14 Company operated retail service centers and 15 service centers operated by third parties.

While we manufacture to custom order the majority of our products, we also stock selected case goods, upholstery and home accents to provide for quick delivery of in-stock items and to allow for more efficient production runs. We utilize independent carriers to ship our products.

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

Our team of advertising specialists work to position Ethan Allen as an authority on design, a leader in exemplary service, and a source of style for everyone. In our marketing campaigns, we capitalize on Ethan Allen's strong brand equity, finding creative and compelling ways to promote our tremendous range of products, services, special programs, and custom options. We deliver these messages in a variety of ways – locally, nationally, and globally – to connect and engage with our target audience and drive sales.

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

Our direct mail magazine, which emphasizes the breadth of our products and services, is one of Ethan Allen's key marketing tools. We produce these magazines multiple times a year; in fiscal 2018, we distributed approximately 17 million copies. We distribute them to targeted marketing segments based on data collected internally and through independent market research. We continually refine our direct mail marketing lists to target clients and potential clients who are most likely to purchase, which provides better returns on direct mail expenditures.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our websites – ethanallen.com and ethanallen.ca – undergo continuous conversion optimization to boost sales as clients shop, design, and purchase. We also have a web presence to support our international licensees – in some cases, using local languages; in all cases, linking back to ethanallen.com. These websites position Ethan Allen in a manner consistent with our brand yet specific to the region.

A robust and informative Extranet connects our retail network, keeping the lines of communication open among our retailers, design professionals, merchandisers, trainers, and corporate personnel. Information about every aspect of Ethan Allen's retail business is shared here, including advertising materials, prototype floor plan displays, and extensive product details.

Retail Design Centers

Ethan Allen design centers are typically located in busy retail settings as freestanding destinations or as part of town centers, lifestyle centers, suburban strip malls or shopping malls, depending upon the real estate opportunities in a particular market. Our design centers average approximately 15,000 square feet in size with 46% between 15,000 and 25,000 square feet and 50% less than or equal to 15,000 square feet and 4% greater than 25,000 square feet.

Combining technology with personal service in our design centers has allowed us to reduce the size of our design centers. As of June 30, 2018 we operated 18 new design centers that have opened in the past three years, and these average 9,300 square feet. These smaller footprint design centers reflect our direction as we move forward in repositioning our retail design centers. These new and relocated design centers also reflect our shift from destination and shopping mall locations to lifestyle centers that better project our brand and offer increased traffic opportunities.

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

People

At June 30, 2018 and June 30, 2017, the Company, through its subsidiaries, had approximately 5,200 employees. The majority of our employees are employed on a fulltime basis and we believe we maintain good relationships with our employees, none of whom are represented by unions.

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

Competition

We believe the home furnishings industry competes primarily on the basis of product styling and quality, personal service, prompt delivery, product availability and price. We further believe that we effectively compete on the basis of each of these factors and that, more specifically, our complimentary interior design service, direct manufacturing, product presentations, and website create a distinct competitive advantage, further supporting our mission of providing consumers with a complete home decorating and design solution. We also believe that we differentiate ourselves further with the quality of our interior design service through our intensive training. Our objective is to continue to develop and strengthen our retail network by (i) expanding the Company operated retail business through the repositioning of and opening of new design centers, (ii) obtaining and retaining independent retailers, encouraging such retailers to expand their business through the opening or relocation of new design centers with the objective of increasing the volume of their sales, (iii) further expanding our sales network through our IDA and realtor referral programs and (iv) further expanding our ecommerce.

The internet provides a highly competitive medium for the sale of a significant amount of home furnishings each year, and we believe it is becoming increasingly important. Much of that product is sold through commodity oriented, low priced and low service retailers. We believe consumers are spending more time researching on the internet and are thus better informed when they do visit our brick and mortar facilities. At Ethan Allen our internet strategy is to drive traffic into our design centers by combining technology with excellent personal service. Though our customers have the opportunity to buy our products on-line, we take the process further. With so much of our product customizable, we encourage our website customers to get personal help from our interior design professionals either in person or by chatting on-line with one of our qualified design consultants. This complimentary direct contact with one of our knowledgeable interior designers creates a competitive advantage through our excellent personal service. This enhances the online experience and regularly leads to internet customers becoming clients of our network of interior design centers.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The internet provides a highly competitive medium for the sale of a significant amount of home furnishings each year, and we believe it is becoming increasingly important. Much of that product is sold through commodity oriented, low priced and low service retailers. We believe consumers are spending more time researching on the internet and are thus better informed when they do visit our brick and mortar facilities. At Ethan Allen our internet strategy is to drive traffic into our design centers by combining technology with excellent personal service. Though our customers have the opportunity to buy our products on-line, we take the process further. With so much of our product customizable, we encourage our website customers to get personal help from our interior design professionals either in person or by chatting on-line with one of our qualified design consultants. This complimentary direct contact with one of our knowledgeable interior designers creates a competitive advantage through our excellent personal service. This enhances the online experience and regularly leads to internet customers becoming clients of our network of interior design centers.

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

Executive Officers of the Registrant

Set forth in the table below is a list of our executive officers, together with certain biographical information, including their ages as of the date of this Report:

M. Farooq Kathwari, age 73
●	Chairman of the Board, President and Chief Executive Officer since 1988

Kathy Bliss, age 54
●	Senior Vice-President, Retail since October 2017
●	Vice-President, Retail since August 2013

Daniel M. Grow, age 72
●	Senior Vice President, Business Development since February 2015
●	Vice-President, Business Development from 2009 to 2015

Eric D. Koster, age 71
●	Vice-President, General Counsel and Secretary since April 2013
●	Private practice prior to joining the Company in April 2013

Tracy Paccione, age 52
●	Senior Vice-President, Merchandising since July 2017
●	Vice-President, Merchandising since June 2009

Christopher Robertson, age 49
●	Vice President, Logistics and Service since January 2016
●	Director, Operations Support since May 2011

Clifford Thorn, age 66
●	Vice-President, Upholstery Manufacturing since May 2001

Corey Whitely, age 58
●	Executive Vice-President, Administration, Chief Financial Officer and Treasurer since July 2014
●	Executive Vice-President, Operations from October 2007 through July 2014

Michael Worth, age 51
●	Vice-President, Case Goods Manufacturing since December 2016
●	Regional Operations Manager, Case Goods since February 2004

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Industry globalization has led to increased competitive pressures brought about by the increasing volume of imported finished goods and components, particularly for case good products, and the development of manufacturing capabilities in other countries, specifically within Asia. The increase in overseas production has created over‐capacity for many manufacturers, including us, which has led to industry‐wide plant consolidation. In addition, because many foreign manufacturers are able to maintain substantially lower production costs, including the cost of labor and overhead, imported product may be capable of being sold at a lower price to consumers, which, in turn, could lead to some measure of further industry‐wide price deflation.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Our business may be materially affected by changes to fiscal and tax policies. Potentially negative or unexpected tax consequences of these policies, or the uncertainty surrounding their potential effects, could adversely affect our results of operations and share price.

The U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) was approved by the U.S. Congress on December 20, 2017 and signed into law on December 22, 2017. This legislation makes significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “IRC”). Such changes include a reduction in the corporate tax rate from 35% to 21% and limitations on certain corporate deductions and credits, among other changes. In addition, the TCJA requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the TCJA and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced.

While we have provided for the effect of the TCJA in our Consolidated Financial Statements the final impacts of the TCJA could be materially different from our expectations. For example, adverse changes in the underlying profitability and financial outlook of our operations or changes in tax law could lead to changes in our valuation allowances against deferred tax assets on our consolidated balance sheets, which could materially affect our results of operations. The U.S. Treasury Department, the Internal Revenue Service (the “IRS”), and other standard-setting bodies could interpret or issue guidance on how provisions of the TCJA will be applied or otherwise administered that is different from our interpretation. Finally, foreign governments may enact tax laws in response to the TCJA that could result in further changes to global taxation and materially affect our financial position and results of operations. The uncertainty surrounding the effect of the reforms on our financial results and business could also weaken confidence among investors in our financial condition. This could, in turn, have a materially adverse effect on the price of our ordinary shares.

Our number of manufacturing and logistics sites may increase our exposure to business disruptions and could result in higher transportation costs.

We have a limited number of manufacturing sites in our case goods and upholstery operations, consolidated our distribution network into fewer centers for both wholesale and retail segments, and operate a single home accents plant. Our upholstery operations consist of three upholstery plants at our North Carolina campus and one plant in Mexico. The Company operates three manufacturing plants (North Carolina, Vermont, and Honduras) and one sawmill in support of our case goods operations. Our plants require various raw materials and commodities such as logs and lumber for our case goods plants and foam, springs and engineered hardwood board for our upholstery plants. As a result of the consolidation of our manufacturing operations into fewer facilities, if any of our manufacturing or logistics sites experience significant business interruption, our ability to manufacture or deliver our products in a timely manner would likely be impacted. While we have long‐standing relationships with multiple outside suppliers of our raw materials and commodities, there can be no assurance of their ability to fulfill our supply needs on a timely basis. The consolidation to fewer locations has resulted in longer distances for delivery and could result in higher costs to transport products if fuel costs increase significantly.

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

In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting businesses such as ours. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers, or others to disclose information or unwittingly provide access to systems or data. We operate many aspects of our business including financial reporting, and customer relationship management through server and web‐based technologies, and store various types of data on such servers or with third‐parties who in turn store it on servers and in the “cloud”. Any disruption to the internet or to the Company's or its service providers' global technology infrastructure, including malware, insecure coding, “Acts of God,” attempts to penetrate networks, data theft or loss and human error, could have adverse effects on the Company's operations. A cyber attack of our systems or networks that impairs our information technology systems could disrupt our business operations and result in loss of service to customers. The risk of cyberattacks to our Company also includes attempted breaches of contractors, business partners, vendors and other third parties. We have a comprehensive cybersecurity program designed to protect and preserve the integrity of our information technology systems. We have experienced and expect to continue to experience actual or attempted cyber attacks of our IT systems or networks; however, none of these actual or attempted cyber attacks had a material impact on our operations or financial condition.

Additionally, we have access to sensitive customer information in the ordinary course of business. If a significant data breach occurred, our reputation may be adversely affected, customer confidence may be diminished, or we may be subject to legal claims, or legal proceedings, including regulatory investigations and actions, may have a negative impact on our reputation, may lead to regulatory enforcement actions against us, and may materially adversely affect our business, operating results and financial condition. The loss, disclosure or misappropriation of our business information may materially adversely affect our business, operating results and financial condition. Further, legislative or regulatory action in these areas is evolving, and we may be unable to adapt our IT systems or to manage the IT systems of third parties to accommodate these changes. Finally, if a significant data breach occurred, our reputation could be materially and adversely affected, confidence among our customers may be diminished.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Historically, we have relied upon our cash from operations to fund our debt service, operations and growth. As we operate and expand our business, we may rely on external funding sources, including the proceeds from the issuance of additional debt or use of the $115 million revolving bank line of credit under our existing credit facility. The credit facility bears interest at a floating rate and there is a risk that the rate will increase and as we are not hedging our interest rate for the credit facility, our debt service costs could increase. Any unexpected reduction in cash flow from operations could increase our external funding requirements to levels above those currently available. There can be no assurance that we will not experience unexpected cash flow shortfalls in the future or that any increase in external funding required by such shortfalls will be available on acceptable terms or at all.

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

We operate nine manufacturing facilities located in the U.S., Mexico and Honduras. These facilities are owned by the Company and include four case goods plants (including one sawmill) totaling 1,789,000 square feet, four upholstery furniture plants totaling 1,261,000 square feet, and one home accent plant of 177,000 square feet. Our wholesale division also owns and operates three national distribution and fulfillment centers, one of which shares a facility with our manufacturing, which are a combined 1,001,000 square feet. Two of our case goods manufacturing facilities are located in Vermont, one is in North Carolina and one is in Honduras. We have three upholstery manufacturing facilities at our North Carolina campus, and one in Mexico. Our home accents plant is located in New Jersey, and our distribution facilities are located in New Jersey, Oklahoma, and Virginia.

We own three and lease 11 retail service centers, totaling approximately 775,000 square feet. Our retail service centers are located throughout the United States and Canada and serve to support our various retail sales districts.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The location activity and geographic distribution of our retail network for fiscal years ended June 30 are as follows:

	Fiscal 2018			Fiscal 2017
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center location activity:
Balance at beginning of period	155	148	303	153	143	296
New locations	11	3	14	8	6	14
Closures	(11)	(5)	(16)	(5)	(2)	(7)
Transfers	(2)	2	-	(1)	1	-
Balance at end of period	153	148	301	155	148	303
Relocations (in new and closures)	0	1	1	1	2	3

Retail Design Center geographic locations:
United States	44	142	186	48	142	190
Canada	-	6	6	-	6	6
China	87	-	87	82	-	82
Other Asia	9	-	9	12	-	12
Europe	6	-	6	6	-	6
Middle East	7	-	7	7	-	7
Total	153	148	301	155	148	303

Of the 148 Company operated retail design centers, 50 of the properties are owned and 98 are leased. We own one and lease six additional retail properties, which we lease to three independent Ethan Allen retailers, and four unaffiliated third parties. See Note 7 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

We believe that all our properties are well maintained and in good condition. We estimate that our manufacturing plants are currently operating at approximately 54% of capacity based on their current shifts and staffing. We believe we have additional capacity at selected facilities, which we could utilize with minimal additional capital expenditures.

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

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under ticker symbol "ETH". The following table sets forth, for each quarterly period during the past two fiscal years, (i) the intraday high and low sales prices of our common stock as reported on the NYSE and (ii) the dividends per share declared by us:

	Market Price		Dividends
	High	Low	Per Share
Fiscal 2018
First Quarter	$33.12	$27.35	0.19
Second Quarter	32.90	26.45	0.50
Third Quarter	29.40	22.15	0.19
Fourth Quarter	25.15	21.50	0.19

Fiscal 2017
First Quarter	$36.77	$30.63	0.17
Second Quarter	38.80	29.20	0.19
Third Quarter	37.90	27.75	0.19
Fourth Quarter	32.50	26.75	0.19

As of July 26, 2018, there were 222 shareholders of record of our common stock. Management estimates there are approximately 9,000 beneficial shareholders of the Company’s common stock. The Company’s policy is to issue quarterly dividends, and we expect to continue to declare quarterly dividends for the foreseeable future, business conditions permitting.

Equity Compensation Plan Information

The Equity Compensation Plan Information required by this Item will appear in the Ethan Allen Interiors Inc. proxy statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference in the introductory paragraph of Part III of this Annual Report.

Issuer Purchases of Equity Securities

During the fiscal year ended June 30, 2018 the Company repurchased 950,484 shares of our common stock at an average price of $23.17 per share. Certain information regarding purchases of our common stock made by us during the three months ended June 30, 2018 is as follows:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Number of	Average	as Part of Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
	Purchased	Per Share	Plans or Programs	Plans or Programs
Period
April 2018	513,619	$22.53	513,619	2,954,911
May 2018	436,865	$23.91	436,865	2,518,046
June 2018	-	$-	-	2,518,046
Total	950,484	$23.17	950,484

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

On November 21, 2002, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 2,000,000 shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. Subsequent to that date, the Board of Directors increased the aggregate authorization under the repurchase program on several separate occasions, the last of which was on April 24, 2018 when the Board of Directors increased the aggregate authorization to approximately 3,000,000 shares. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchases, if any, will be determined as market and business conditions warrant.

Comparative Company Performance

The following line graph compares the cumulative total stockholder return for the Company with the S&P 500 Index, and the S&P Retail Select Industry Index (SPSIRE), assuming $100 was invested on June 30, 2013.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 6.     Selected Financial Data

The following table presents selected financial data for the fiscal years ended June 30, 2014 through 2018 that has been derived from our consolidated financial statements. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this Annual Report and our Consolidated Financial Statements (including the notes thereto) included under Item 8 of this Annual Report. Dollar amounts are in thousands except per share data.

Fiscal Year Ended June 30,
2018	2017	2016	2015	2014
Consolidated Operations Data
Net Sales	$766,784	$763,385	$794,202	$754,600	$746,659
Cost of Sales	350,820	343,662	351,966	343,437	340,163
Selling, general and administrative expenses	367,097	361,773	353,057	345,229	336,860
Operating income	48,867	57,950	89,179	65,934	69,636
Interest and other expense, net	(200)	955	1,223	9,251	7,234
Income before income tax expense	49,067	56,995	87,956	56,683	62,402
Income tax expense (benefit)	12,696	20,801	31,319	19,541	19,471
Net income	$36,371	$36,194	$56,637	$37,142	$42,931

Per Share Data
Net income per basic share	$1.33	$1.31	$2.02	$1.29	$1.48
Basic weighted average shares outstanding	27,321	27,679	28,072	28,874	28,918
Net income per diluted share	$1.32	$1.29	$2.00	$1.27	$1.47
Diluted weighted average shares outstanding	27,625	27,958	28,324	29,182	29,276
Cash dividends per share	$1.07	$0.74	$0.62	$0.50	$0.40

Other Information
Depreciation and amortization	$19,831	$20,115	$19,353	$19,142	$17,930
Capital expenditures and acquisitions	$18,773	$18,321	$23,132	$21,778	$19,305
Working capital	$93,165	$116,653	$124,857	$130,012	$169,582
Current ratio	1.77	to	1	1.92	to	1	2.01	to	1	1.92	to	1	2.25	to	1
Effective tax rate	25.9%	36.5%	35.6%	34.5%	31.2%

Balance Sheet Data (at end of period)
Total assets	$530,433	$568,222	$577,409	$605,977	$654,434
Total debt, including capital lease obligations	$1,680	$14,339	$41,838	$76,237	$130,912
Shareholders' equity	$383,870	$400,896	$392,202	$370,535	$367,467
Debt as a percentage of equity	0.4%	3.6%	10.7%	20.6%	35.6%
Debt as a percentage of capital	0.4%	3.5%	9.6%	17.1%	26.3%

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

Inventories – Inventories (finished goods, work in process and raw materials) are stated at the lower of cost, determined on a first-in, first-out basis, and net realizable value. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory (i.e. material, labor and manufacturing overhead costs). We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-downs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

Revenue Recognition – Revenue is recognized when all the following have occurred: persuasive evidence of a sales arrangement exists (e.g., a wholesale purchase order or retail sales order); the sales arrangement specifies a fixed or determinable sales price; title and risk of ownership has passed to the customer; no specific performance obligations remain; product is shipped or services are provided to the customer; collectability is reasonably assured. As such, revenue recognition generally occurs upon the shipment of goods to independent retailers or, in the case of Ethan Allen operated retail design centers, upon delivery to the customer. If a shipping charge is billed to customers, this is included in revenue. Recorded sales provide for estimated returns and allowances. We permit our customers to return defective products and incorrect shipments, and terms we offer are standard for the industry.

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

The recoverability of long-lived assets is evaluated for impairment whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of an asset or asset group. Our assessment of recoverability determines whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. The long-term nature of these assets requires the estimation of cash inflows and outflows several years into the future.

The fair value of our trade name, which is the Company’s only indefinite-lived intangible asset other than goodwill, is valued using the relief-from-royalty method. Significant factors used in trade name valuation are rates for royalties, future growth, and the discount rate. Royalty rates are determined using an average of recent comparable values. Future growth rates are based on market participant assumptions based on the industry in which we operate, and the discount rate is determined using the weighted average cost of capital for companies within our peer group, adjusted for specific company risk premium factors.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Results of Operations

In this Item 7 of this Annual Report , unless otherwise noted, all comparisons are from the fiscal year ended June 30, 2018 to the prior fiscal year ended June 30, 2017 ($ in millions except per share amounts).

A summary of our consolidated operations for the past three fiscal years is presented in the following table.

	Fiscal years ended June 30,
	2018	%	2017	%	2016	%
Net sales	$766.8	100.0%	$763.4	100.0%	$794.2	100.0%
Gross profit	$416.0	54.2%	$419.7	55.0%	$442.2	55.7%
SG&A	$367.1	47.9%	$361.8	47.4%	$353.1	44.5%
Operating income	48.9	6.4%	58.0	7.6%	89.2	11.2%
Net income	36.4	4.7%	36.2	4.7%	56.6	7.1%
Earnings per diluted share	$1.32		$1.29		$2.00
Net cash provided by operating activities	$42.5		$78.6		$58.4

A summary of changes from the preceding fiscal year are presented in the following table.

	Fiscal years ended June 30,
	2018	2017	2016
Net sales	0.4%	(3.9%)	5.2%
Operating income	(15.7%)	(35.0%)	35.3%
Net income	0.5%	(36.1%)	52.5%
Earnings per diluted share	2.3%	(35.5%)	57.5%
Net cash provided by operating activities	(46.0%)	34.7%	5.9%

We have completed a major transformation of our product offerings, having refreshed over 70% of our entire product line over the past three years. During fiscal 2018 we expanded our GSA business with an award of a blanket purchase agreement for the U. S. Department of State “Worldwide Residential Furniture Program”, and partnered with Amazon to sell products through the Amazon marketplace. During the fall of 2017, we introduced Passport, a focused collection of unique artisan crafted items inspired by designs from around the world, and in the spring of 2018 launched our new Uptown collection, featuring a modern perspective on classic designs.

During the first quarter of fiscal 2018, we were negatively impacted by adverse weather affecting sales, manufacturing and delivery of our products. Additionally, our net sales and profitability were negatively affected by first run production for both the GSA business and floor samples for our new Passport collection. The GSA is now one of our ten largest customers. The high order volume from the GSA business with contractually short lead-times, together with the new product production runs further impacted production capacity which resulted in production and shipping delays to our retail customers that continued into the third quarter of fiscal 2018.

Beginning in March and continuing through the fourth quarter, we launched a major brand-building marketing program utilizing national television. This program targeted a broad demographic base beyond our core customer and we expect that as we continue to market to this broader base, our brand awareness will increase and ultimately drive increased revenues over time.

Gross margin was below the prior year primarily due to increased raw material costs, and a decrease in the retail sales mix in relation to total sales. This was partly offset by an inventory write-down of $6.4 million during the third quarter of fiscal 2017, and a 4.9% increase in wholesale sales. Operating expenses increased slightly as a percentage of sales, mostly due to an increase in advertising expenses. Income taxes were reduced due to the U.S. Tax Cuts and Jobs Act changes enacted in December 2017. The net result was an increase in earnings per diluted share of $0.03.

Net cash provided by operating activities along with operating cash and letters of credit under our credit facility enabled us to repurchase $22.0 million of our common stock under our share repurchase program, pay off the remaining $13.8 million of our term loan earlier than scheduled, and return $29.5 million in cash dividends to our shareholders. At June 30, 2018 we had total cash and securities of $22.4 million, and working capital of $93.2 million.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The components of consolidated revenues and operating income (loss) by business segment are as follows (in millions):

	Fiscal Year Ended June 30,
	2018	2017	2016
Revenue:
Wholesale segment	$475.7	$453.3	$491.5
Retail segment	587.5	603.7	626.5
Elimination of inter-segment sales	(296.4)	(293.6)	(323.8)
Consolidated revenue	$766.8	$763.4	$794.2

Operating income (loss):
Wholesale segment	$48.5	$53.5	$74.4
Retail segment	(1.7)	1.2	16.5
Adjustment for inter-company profit (1)	2.1	3.3	(1.7)
Consolidated operating income	$48.9	$58.0	$89.2

(1)	Represents the change in wholesale profit contained in Ethan Allen operated design center inventory existing at the end of the period.

A summary by business segment of annual percentage changes from the preceding fiscal years are presented in the following tables:

	Fiscal year ended June 30,
	2018	2017	2016
Wholesale segment
Revenue	4.9%	(7.8%)	4.7%
Operating Income	(9.4%)	(28.1%)	11.1%
Backlog	19.3%	17.6%	(36.8%)

	Fiscal year ended June 30,
	2018	2017	2016
Retail segment
Revenue	(2.7%)	(3.6%)	8.1%
Comparable design center revenue	(3.2%)	(4.6%)	8.3%
Total written orders	(3.1%)	(0.9%)	1.7%
Comparable design center written orders	(3.8%)	(2.5%)	1.8%
Operating Income	(245.1%)	(92.7%)	853.1%
Backlog	(2.3%)	(1.0%)	(13.1%)

Business Results:

Our revenues are composed of (i) wholesale sales to independently operated and Company operated retail design centers and (ii) retail sales of Company operated design centers. See Note 15 to our Consolidated Financial Statements for the year ended June 30, 2018 included under Item 8 of this Annual Report.

Fiscal 2018 Compared to Fiscal 2017

Consolidated revenue was $766.8 million compared to $763.4 million. There was a year-over-year increase in the wholesale segment and a decrease in the retail segment. Wholesale sales increased progressively throughout fiscal 2018 as the Company worked through production difficulties associated with the GSA contract business and first production runs discussed previously. This had a negative impact on retail segment sales through the first three quarters of fiscal 2018. Net sales for the fourth quarter of fiscal 2018 increased 11.4% and 1.9% for wholesale and retail respectively.

Wholesale revenue increased by $22.4 million, or 4.9%, to $475.7 million from $453.3 million. The year-over-year increase was primarily attributable to higher sales from the GSA contract and our international independent design centers. There were 296 design centers globally as of June 30, 2018, a decrease of seven. Our international net sales to independent retailers was 7.0% of our consolidated net sales compared to 6.5%.

Retail revenue from Ethan Allen operated design centers decreased by $16.2 million, or 2.7%, to $587.5 million from $603.7 million. Comparable store revenue decreased 3.2%. Year-over-year, written orders for the Company operated design centers decreased 3.1% and comparable design centers written orders decreased 3.8%. The reduction in sales is primarily a reflection of delayed shipments to the retail segment from the wholesale segment due to the timing of wholesale shipments previously mentioned.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Gross profit decreased to $416.0 million from $419.7 million. The $3.8 million decrease in gross profit was attributable to a $16.2 million decrease in our retail segment sales, a lower mix of retail net sales to consolidated net sales of 76.6% compared to the 79.1% in the prior fiscal year, and increased raw material costs of $4.7 million. These were partly offset by a fiscal 2017 write-down of inventory of $6.4 million, and a current fiscal year increase in wholesale net sales of $22.4 million.

Operating expenses increased $5.3 million or 1.5% to $367.1 million or 47.9% of net sales in fiscal 2018 from $361.8 million or 47.4% of net sales in fiscal 2017. The increase in fiscal year 2018 expenses in absolute dollars and as a percent of net sales is primarily due to increased advertising costs of $3.6 million.

Operating income for the fiscal year ended June 30, 2018 totaled $48.9 million, or 6.4% of net sales, compared to $58.0 million, or 7.6% of net sales, in the prior fiscal year. Wholesale operating income for fiscal 2018 totaled $48.5 million, or 10.2% of net sales, as compared to $53.5 million, or 11.8% of net sales, in the prior year. Retail operating loss was $1.7 million, or -0.3% of sales, for fiscal 2018, compared to income of $1.2 million, or 0.2% of sales, for fiscal 2017, a decrease of $2.9 million. The decrease in consolidated operating income was primarily attributable to increased costs of raw materials, higher advertising costs due to national television advertising in the fiscal third and fourth quarters, reduced retail sales, as well as the disruptions caused by the first production runs of the GSA contract product and new product introductions.

Interest and other related financing costs decreased $0.9 million to $0.3 million from $1.2 million in the prior fiscal year. The decrease is primarily due to lower interest expense throughout fiscal 2018 due to paying off our term loan in the first quarter of the current fiscal year and during late fiscal 2017 paying down $25.0 million on our revolving credit facility to reduce our future debt carrying costs.

Income tax expense was $12.7 million for fiscal 2018 and $20.8 million for fiscal 2017. Our effective tax rate for fiscal 2018 was 25.9% compared to 36.5% in fiscal 2017. The effective tax rate for fiscal year 2018 primarily includes tax expense on the fiscal year’s net income, the tax benefit lost on the cancelation of stock options, and also includes tax and interest expense on uncertain tax positions, partially offset by tax benefit from the re-measurement of deferred tax assets and liabilities and the vesting of restricted stock units. The effective tax rate for fiscal year 2017 primarily includes tax expense on that fiscal year’s net income, and tax and interest expense on uncertain tax positions, partially offset by the reversal and recognition of some uncertain tax positions.

Net income for fiscal 2018 was $36.4 million as compared to $36.2 million in fiscal 2017. Net income per diluted share totaled $1.32 in fiscal 2018 compared to $1.29 per diluted share in the prior fiscal year.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Liquidity and Capital Resources

At June 30, 2018, we held unrestricted cash and equivalents of $22.4 million and no restricted cash and investments. At June 30, 2017, we held unrestricted cash and cash equivalents of $57.7 million and restricted cash and investments of $7.3 million. During fiscal 2018 we used cash to further pay down a portion of our debt and for common share repurchases. Our principal sources of liquidity include cash and cash equivalents, marketable securities, cash flow from operations, amounts available under our credit facility, and other borrowings.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Under an agreement with the Company’s private label consumer credit card provider (the “Lender”), at the end of each fiscal quarter we are required to maintain a minimum level of working capital. Due to market opportunities during the fourth quarter of fiscal 2018, the Company used $22 million of its working capital to repurchase shares under our share repurchase program. This caused working capital to fall below this minimum at June 30, 2018, creating a Level 1 Collateral Event as defined in our agreement with the Lender. At any time during any Collateral Period, the Lender may require the Company to deliver within fifteen days of Lender’s written request, either an Eligible Letter of Credit or Substitute Collateral. The Lender has not exercised this right but retains the ability to do so.

For a detailed discussion of our debt obligations and timing of our related cash payments see Note 6 to the Consolidated Financial Statements included under Item 8 of this Annual Report. A summary of net cash provided by (used in) operating, investing, and financing activities for each of the last three fiscal years is provided below (in millions):

	Fiscal Years Ended June 30,
	2018	2017	2016
Cash provided by (used in) operating activities
Net income plus depreciation and amortization	$56.2	$56.3	$76.0
Working capital items	(13.0)	14.5	(19.3)
Other operating activities	(0.7)	7.8	1.7
Total provided by operating activities	$42.5	$78.6	$58.4

Cash provided by (used in) investing activities
Capital expenditures & acquisitions	$(18.8)	$(18.3)	$(23.1)
Net sales of marketable securities	-	-	2.2
Other investing activities	7.9	1.9	8.4
Total used in investing activities	$(10.9)	$(16.4)	$(12.5)

Cash provided by (used in) financing activities
Payments of long-term debt and capital lease obligations	$(14.5)	$(28.4)	$(34.8)
Borrowings from revolving credit and term loan facilities	$-	$-	$-
Purchases and retirements of company stock	(23.1)	(10.2)	(19.3)
Payment of cash dividends	(29.5)	(20.0)	(16.6)
Other financing activities	0.2	1.3	1.6
Total used in financing activities	$(66.9)	$(57.3)	$(69.1)

Cash Provided By (Used in) Operating Activities

In fiscal 2018 cash of $42.5 million was provided by operating activities, a decrease of $36.1 million from $78.6 million in the prior year comparable period. Working capital items were a $13.0 million use of cash in the current year and a $14.5 million source of cash in the prior year, with a net difference of $27.5 million. Most of the working capital difference was due to an inventory increase of $11.9 million in the current year compared to a $13.5 million source of cash in the prior year. Much of the prior year inventory decrease was due to a $6.4 million write-down of inventory discussed previously in Business Results. Net income plus depreciation and amortization decreased $0.1 million. Working capital items consist of current assets (accounts receivable, inventories, prepaid and other current assets) less current liabilities (customer deposits, payables, and accrued expenses and other current liabilities).

Cash Provided By (Used in) Investing Activities

In fiscal 2018, cash of $10.9 million was used in investing activities, a decrease in cash used of $5.5 million from $16.4 million which was used during the prior year comparable period. This was due primarily to $7.3 million of previously restricted cash being released and moved into the Company’s operating accounts in exchange for a letter of credit. This was offset by less proceeds from the sale of real estate in fiscal 2018 than in the prior fiscal year. We anticipate that cash from operations will be sufficient to fund future capital expenditures in the near and longer term.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash Provided By (Used in) Financing Activities

In fiscal 2018, $66.9 million was used in financing activities, a decrease of $9.6 million from $57.3 million in the prior year comparable period. During fiscal 2018 we paid $13.8 million to pay off our term loan and utilized $22.0 million to repurchase 950,484 shares at a weighted average cost of $23.17 per share. At June 30, 2018 we have remaining Board authorization to repurchase 2.5 million shares. During fiscal 2018 we paid dividends of $29.5 million, including a special dividend, an increase of 47.3% from the prior year. Cash dividends have been paid every quarter since July 1996. The following chart shows our dividend history by payment date from July 2013 to the present.

We expect to continue to declare regular quarterly dividends for the foreseeable future, business conditions permitting.

The following table summarizes, as of June 30, 2018, the timing of cash payments related to our outstanding contractual obligations (in millions):

		Less			More
		than 1	1-3	4-5	than 5
	Total	Year	Years	Years	Years
Long-term debt obligations:
Debt maturities	$1.7	$0.6	$1.0	$0.1	$-
Contractual interest	0.1	0.1	0.1	-	-
Operating lease obligations	176.0	34.4	55.4	39.2	47.0
Letters of credit	6.2	6.2	-	-	-
Purchase obligations (1)	-	-	-	-	-
Other long-term liabilities	0.2	-	-	-	0.2
Total contractual obligations	$184.2	$41.3	$56.4	$39.3	$47.2

(1) For purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. While we are not a party to any significant long-term supply contracts or purchase commitments, we do, in the normal course of business, regularly initiate purchase orders for the procurement of (i) selected finished goods sourced from third-party suppliers, (ii) lumber, fabric, leather and other raw materials used in production, and (iii) certain outsourced services. All purchase orders are based on current needs and are fulfilled by suppliers within short time periods. At June 30, 2018, our open purchase orders with respect to such goods and services totaled approximately $40 million.

Further discussion of our contractual obligations associated with outstanding debt and lease arrangements can be found in Notes 6 and 7, respectively, to the Consolidated Financial Statements included under Item 8 of this Annual Report.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of June 30, 2018, we had working capital of $93.2 million compared to $116.7 million at June 30, 2017, a decrease of $23.5 million and a current ratio of 1.77 to 1 at June 30, 2018 and 1.92 to 1 at June 30, 2017. In addition to using available cash to fund changes in working capital, necessary capital expenditures, acquisition activity, the repayment of debt, and the payment of dividends, the Company has been authorized by our board of directors to repurchase our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such program in place at both June 30, 2018 and June 30, 2017 was for our consumer credit program described below.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”) which was last amended effective January 2014. Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. The Program Agreement will terminate on July 31, 2019, but includes a provision for automatic one-year renewals unless either party gives notice of termination. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to perform satisfactorily in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of the Program Agreement also contain a right for the financial services provider to demand from the Company collateral at a variable rate based on the volume of program sales if the Company does not meet certain covenants, including a minimum working capital requirement. At June 30 of 2018, we were below this minimum capital requirement, defined in the agreement as a Level 1 Collateral Event. At any time the lender may require the Company to deliver within fifteen days of lenders request, either an Eligible Letter of Credit, or Substitute Collateral for approximately $4 million. The lender has not made a demand for collateral as of the date of this Annual Report on Form 10-K, but if they were to do so, we have adequate borrowing capacity under our Facility to satisfy this demand.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend up to seven years and are provided based on terms that are generally accepted in the industry. All our domestic independent retailers are required to enter into, and perform in accordance with the terms and conditions of, a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of June 30, 2018 and 2017, the Company’s product warranty liability totaled $1.5 million and $1.3 million, respectively.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Business Outlook

We continue to strengthen our vertically integrated structure from concept of idea, to engineering, to manufacturing, to retail and logistics. We intend to maintain strong manufacturing capabilities in North America, which we believe is a long-term competitive advantage that will allow us to advance our objectives of maintaining fast order delivery, exceptional quality and improving capacity to ship stocked and custom made-to-order items more quickly, which in turn will allow us to grow our business. In December 2017, the Tax Act substantially reduced our effective tax rate. We expect our effective tax rate to be approximately 24% to 25% for fiscal 2019.

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

We have completed a major transformation of our product offerings, which refreshed over 70% of our entire line of products. During the third quarter of fiscal 2017 we expanded the reach of our Ethan Allen | Disney product program by selling a curated selection on Disneystore.com, we expanded our contract sales with the GSA and other contract customers and entered into an agreement with Amazon to sell products through the Amazon marketplace. Now that we have completed this major transformation, we believe that we are well positioned to leverage all the actions we have taken.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers. This ASU provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective. The core principle of the ASU is that a company will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires expanded disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We will adopt the new standard effective July 1, 2018, and plan on using the modified retrospective approach and will record the cumulative effect of applying this standard to opening retained earnings. We have substantially completed a comprehensive review of our revenue streams and contracts as they relate to this guidance and based on the work performed to date, we do not expect that the adoption will have a material impact on the amount or timing of revenue recognized on an ongoing basis. Upon adoption we will recognize an asset related to product returns and a corresponding liability for estimated returns and allowances.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity's leasing arrangements. ASU 2016-02 is effective for the Company on July 1, 2019, and early adoption is permitted. ASU 2016-02 is required to be adopted using a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures, but expects that it will result in a significant increase in the assets and liabilities recorded on the consolidated balance sheet upon adoption.

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

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. At June 30, 2018, we did not have any floating-rate debt obligations outstanding under our Facility. We currently do not engage in any interest rate hedging activity and we have no intention of doing so in the foreseeable future. Based on the average interest rate of the loans under the Facility during the quarter ended June 30, 2018, and to the extent that borrowings were outstanding, a 10% change in the interest rate would not have a material effect on our consolidated results of operations and financial condition.

Foreign currency exchange risk is primarily limited to our operation of Ethan Allen operated retail design centers located in Canada and our plants in Mexico and Honduras, as substantially all purchases of imported parts and finished goods are denominated in United States dollars. As such, gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on our consolidated results of operations. A decrease in the value of foreign currencies (in particular Asian) relative to the United States dollar may affect the profitability of our vendors but as we employ a balanced sourcing strategy, we believe any impact would be moderate relative to peers in the industry.

Item 8.     Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data are listed in Item 15 of this Annual Report.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Ethan Allen Interiors Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2018, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

We have served as the Company’s auditor since 1989.

Stamford, Connecticut
August 2, 2018

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets
June 30, 2018 and 2017
(In thousands, except share data)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$22,363	$57,701
Accounts receivable, net	12,364	12,293
Inventories	163,012	149,483
Prepaid expenses and other current assets	16,686	23,621
Total current assets	214,425	243,098
Property, plant and equipment, net	267,903	270,198
Goodwill and other intangible assets	45,128	45,128
Restricted cash and investments	-	7,330
Other assets	2,977	2,468
Total assets	$530,433	$568,222
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$584	$2,731
Customer deposits	61,248	62,960
Accounts payable	18,768	16,961
Accrued compensation and benefits	18,926	20,352
Accrued expenses and other current liabilities	21,734	23,441
Total current liabilities	121,260	126,445
Long-term debt	1,096	11,608
Other long-term liabilities	24,207	29,273
Total liabilities	146,563	167,326
Shareholders' equity:
Common stock, par value $0.01; 150,000,000 shares authorized; 48,989,060 shares issued at June 30, 2018 and 48,979,994 shares issued at June 30, 2017	490	490
Preferred stock, par value $0.01; 1,055,000 shares authorized; none issued	-	-
Additional paid-in-capital	376,950	377,550
Less: Treasury stock (at cost), 22,459,766 shares at June 30, 2018 and 21,532,779 shares at June 30, 2017	(656,551)	(635,179)
Retained earnings	669,013	661,976
Accumulated other comprehensive income (loss)	(6,171)	(4,131)
Total Ethan Allen Interiors Inc. shareholders' equity	383,731	400,706
Noncontrolling interests	139	190
Total shareholders' equity	383,870	400,896
Total liabilities and shareholders' equity	$530,433	$568,222

See accompanying notes to consolidated financial statements.

 ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
For Years Ended June 30, 2018, 2017, and 2016
(In thousands, except share data)

	2018	2017	2016
Net sales	$766,784	$763,385	$794,202
Cost of sales	350,820	343,662	351,966
Gross profit	415,964	419,723	442,236
Selling, general and administrative expenses	367,097	361,773	353,057
Operating income	48,867	57,950	89,179
Interest and other income (expense)	525	268	395
Interest and other related financing costs	325	1,223	1,618
Income before income taxes	49,067	56,995	87,956
Income tax expense	12,696	20,801	31,319
Net income	$36,371	$36,194	$56,637

Per share data:
Net income per basic share	$1.33	$1.31	$2.02
Basic weighted average common shares	27,321	27,679	28,072
Net income per diluted share	$1.32	$1.29	$2.00
Diluted weighted average common shares	27,625	27,958	28,324
Dividends declared per common share	$1.07	$0.74	$0.62

Comprehensive income:
Net income	$36,371	$36,194	$56,637
Other comprehensive income
Curency translation adjustment	(2,040)	715	(2,208)
Other	(51)	(14)	27
Other comprehensive income (loss) net of tax	(2,091)	701	(2,181)
Comprehensive income	$34,280	$36,895	$54,456

See accompanying notes to consolidated financial statements.

 ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For Years Ended June 30, 2018, 2017, and 2016
(In thousands)

	2018	2017	2016
Operating activities:
Net income	$36,371	$36,194	$56,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,831	20,115	19,353
Compensation expense related to share-based payment awards	954	1,259	2,356
Provision (benefit) for deferred income taxes	(106)	3,507	671
Loss (gain) on disposal of property, plant and equipment	201	1,033	(2,267)
Other	(250)	(6)	(1,295)

Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(682)	(2,826)	2,926
Inventories	(11,876)	13,507	(9,982)
Prepaid and other current assets	3,274	1,010	5,113
Customer deposits	(2,444)	1,883	(7,275)
Accounts payable	1,807	1,524	(3,509)
Accrued expenses and other current liabilities	(3,058)	(547)	(6,550)
Other assets and liabilities	(1,525)	1,980	2,191
Net cash provided by operating activities	42,497	78,633	58,369

Investing activities:
Proceeds from the disposal of property, plant & equipment	327	1,273	8,073
Change in restricted cash and investments	7,330	490	190
Capital expenditures and acquisitions	(18,773)	(18,321)	(23,132)
Sales of marketable securities	-	-	2,150
Other investing activities	204	175	193
Net cash used in investing activities	(10,912)	(16,383)	(12,526)

Financing activities:
Payments on long-term debt and capital lease obligations	(14,456)	(28,401)	(34,840)
Purchases and retirements of company stock	(23,120)	(10,246)	(19,346)
Payment of cash dividends	(29,509)	(20,031)	(16,646)
Other financing activities	194	1,335	1,718
Net cash used in financing activities	(66,891)	(57,343)	(69,114)
Effect of exchange rate changes on cash	(32)	135	(252)
Net increase (decrease) in cash & cash equivalents	(35,338)	5,042	(23,523)
Cash & cash equivalents - beginning of year	57,701	52,659	76,182
Cash & cash equivalents - end of year	$22,363	$57,701	$52,659

Supplemental cash flow information:
Income taxes paid	$14,305	$15,074	$29,003
Interest paid	$177	$936	$1,352
Non-cash capital lease obligations incurred	$1,442	$613	$-

See accompanying notes to consolidated financial statements.

 ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For Years Ended June 30, 2018, 2017, and 2016
(In thousands, except share data)

				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Treasury	Comprehensive	Retained	Controlling
	Stock	Capital	Stock	Income	Earnings	Interests	Total
Balance at June 30, 2015	489	370,914	(605,586)	(2,638)	607,079	277	370,535

Stock issued on share-based awards	-	734	-	-	-	-	734
Compensation expense associated with share-based awards	-	2,356	-	-	-	-	2,356
Tax benefit associated with exercise of share based awards	-	968	-	-	-	-	968
Purchase/retirement of company stock	-	-	(19,346)	-	-	-	(19,346)
Dividends declared on common stock	-	-	-	-	(17,401)	-	(17,401)
Capital distribution	-	-	-	-	-	(100)	(100)
Comprehensive income (loss)	-	-	-	(2,208)	56,637	27	54,456
Balance at June 30, 2016	489	374,972	(624,932)	(4,846)	646,315	204	392,202

Stock issued on share-based awards	1	1,199	-	-	-	-	1,200
Compensation expense associated with share-based awards	-	1,259	-	-	-	-	1,259
Tax benefit associated with exercise of share based awards	-	120	-	-	-	-	120
Purchase/retirement of company stock	-	-	(10,247)	-	-	-	(10,247)
Dividends declared on common stock	-	-	-	-	(20,533)	-	(20,533)
Capital distribution	-	-	-	-	-	-	-
Comprehensive income (loss)	-	-	-	715	36,194	(14)	36,895
Balance at June 30, 2017	490	377,550	(635,179)	(4,131)	661,976	190	400,896

Stock issued on share-based awards	$-	$193	-	-	-	$-	$193
Compensation expense associated with share-based awards	-	954	-	-	-	-	954
Tax benefit associated with exercise of share based awards	-	-	-	-	-	-	-
Purchase/retirement of company stock	-	(1,747)	(21,372)	-	-	-	(23,119)
Dividends declared on common stock	-	-	-	-	(29,334)	-	(29,334)
Capital distribution	-	-	-	-	-	-	-
Comprehensive income (loss)	-	-	-	(2,040)	36,371	(51)	34,280
Balance at June 30, 2018	$490	$376,950	$(656,551)	$(6,171)	$669,013	$139	$383,870

See accompanying notes to consolidated financial statements.

 ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2018, 2017 and 2016

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

Nature of Operations

We are a leading manufacturer and retailer of quality home furnishings and accents, offering complimentary interior design service to our clients and sell a full range of furniture products and decorative accents. We sell our products through one of the country’s largest home furnishing retail networks and at June 30, 2018 there were a total of 296 design centers in our retail network, of which 148 are Company operated and 148 are independently operated. Nearly all our Company operated retail design centers are located in the United States, with the remaining Company operated design centers located in Canada. The majority of the independently operated design centers are in Asia, with the remaining independently operated design centers located throughout the United States, the Middle East and Europe. We own and operate nine manufacturing facilities including six manufacturing plants and one sawmill in the United States and one manufacturing plant in Mexico and one in Honduras.

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

Cash and Cash Equivalents

Cash and short-term, highly liquid investments with original maturities of three months or less are considered cash and cash equivalents. We invest excess cash in money market accounts, short-term commercial paper, and U.S. Treasury Bills.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) and net realizable value. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory (i.e. material, labor and manufacturing overhead costs).

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets on a straight-line basis. Estimated useful lives of the respective assets typically range from twenty to forty years for buildings and improvements and from three to twenty years for machinery and equipment. Leasehold improvements are amortized over the shorter of the underlying lease term or the estimated useful life.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Operating Leases

We record expense for operating leases on a straight-line basis, beginning on the date that we take possession or control of the property. Several of our operating lease agreements contain provisions for tenant improvement allowances, rent holidays, rent concessions, and/or rent escalations.

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

Financial Instruments

Because of their short-term nature, the carrying value of our cash and cash equivalents, receivables and payables, short-term debt and customer deposit liabilities approximates fair value. At June 30, 2018 our debt consists entirely of capital leases, and at June 30,2017 it consisted of our term loan and capital leases. The estimated fair value is equal to the carrying value on those dates.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The liability associated with an unrecognized tax benefit is classified as a long-term liability except for the amount for which a cash payment is expected to be made or tax positions settled within one year. We recognize interest and penalties related to income tax matters as a component of income tax expense.

Revenue Recognition

Revenue is recognized when all the following have occurred: persuasive evidence of a sales arrangement exists (e.g. a wholesale purchase order or retail sales order); the sales arrangement specifies a fixed or determinable sales price; title and risk of ownership has passed to the customer; no specific performance obligations remain; product is shipped or services are provided to the customer; collectability is reasonably assured. As such, revenue recognition generally occurs upon the shipment of goods to independent retailers or, in the case of Ethan Allen operated retail design centers, upon delivery to the customer. If shipping is billed to customers, this is included in revenue. Recorded sales provide for estimated returns and allowances. We permit our customers to return defective products and incorrect shipments, and terms we offer are standard for the industry.

Shipping and Handling Costs

Our practice has been to sell our products at the same delivered cost to all retailers nationwide, regardless of shipping point. Costs incurred by the Company to deliver finished goods are expensed and recorded in selling, general and administrative expenses. Shipping and handling costs amounted to $73.6 million in fiscal year 2018, $71.3 million for fiscal 2017 and $71.7 million in fiscal 2016.

Advertising Costs

Advertising costs are expensed when first aired or distributed. Our total advertising costs were $43.3 million in fiscal year 2018, $39.7 million in fiscal year 2017 and $34.1 million in fiscal year 2016. These amounts include advertising media expenses, outside and inside agency expenses, certain website related fees and photo and video production. Prepaid advertising costs at June 30, 2018 totaled $1.1 million compared to $1.5 million at June 30, 2017.

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

Share-based compensation expense is included within selling, general and administrative expenses. Tax benefits associated with our share-based compensation arrangements are included within income tax expense.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which states that inventory should be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We adopted effective July 1, 2017, and the new guidance is being applied prospectively. The adoption did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires the Company to present all deferred tax assets and liabilities as noncurrent. We adopted this ASU on July 1, 2017 on a prospective basis. At June 30, 2017 we had net current deferred tax assets of $3.9 million which would have been classified as noncurrent under the new standard.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Stock Compensation. The objective of this amendment is part of the FASB’s Simplification Initiative as it applies to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted effective July 1, 2017. For the fiscal year ended June 30, 2018, the Company recorded a net tax expense of $0.6 million due to adoption of this ASU. For the fiscal year ended June 30, 2017, the Company recorded a credit to additional paid in capital of $0.1 million, that under the new standard would have been recognized in income.

(2)	Business Acquisitions

From time to time the Company acquires design centers from its independent retailers in arms length transactions. There were no material acquisitions completed during the three fiscal years ended June 30, 2018, 2017 and 2016, respectively.

(3)	Inventories

Inventories at June 30 are summarized as follows (in thousands):

	2018	2017

Finished goods	$124,640	$117,388
Work in process	12,057	10,638
Raw materials	27,947	26,269
Valuation allowance	(1,632)	(4,812)
Inventories	$163,012	$149,483

(4)	Property, Plant and Equipment

Property, plant and equipment at June 30 are summarized as follows (in thousands):

	2018	2017

Land and improvements	$82,899	$79,200
Building and improvements	404,522	400,246
Machinery and equipment	123,606	125,773
Property, plant and equipment, gross	611,027	605,219
Less: accumulated depreciation and amortization	(343,124)	(335,021)
Property, plant and equipment, net	$267,903	$270,198

(5)	Goodwill and Other Intangible Assets

At both June 30, 2018 and 2017, we had $25.4 million of goodwill, and $19.7 million of other indefinite-lived intangible assets consisting of Ethan Allen trade names, all of which is in our wholesale segment.

In the fourth quarter of fiscal years 2018, 2017, and 2016, the Company performed qualitative assessments of the fair value of the wholesale reporting unit and concluded it is more likely than not that the fair value of its goodwill exceeded its carrying value. The fair value of the trade name exceeded its carrying value by a substantial margin in fiscal years 2018, 2017 and 2016. To calculate fair value of these assets, management relies on estimates and assumptions which by their nature have varying degrees of uncertainty. Management therefore looks for third party transactions to provide the best possible support for the assumptions incorporated. Management considers several factors to be significant when estimating fair value including expected financial outlook of the business, changes in the Company’s stock price, the impact of changing market conditions on financial performance and expected future cash flows, and other factors. Deterioration in any of these factors may result in a lower fair value assessment, which could lead to impairment of the long-lived assets and goodwill of the Company.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(6)	Debt

Total debt obligations at June 30 consist of the following (in thousands):

	2018	2017

Term Loan due 10/21/2019	$-	$13,833
Capital leases	1,680	1,085
Total debt obligations	1,680	14,918
Unamortized debt issuance costs	-	(579)
Total debt	1,680	14,339
Less current maturities	584	2,731
Total long-term	$1,096	$11,608

The Company entered into a five year, $150 million senior secured revolving credit and term loan facility on October 21, 2014, as amended (the “Facility”). The Company intends to use the Facility for working capital and general corporate purposes, including dividend payments and share repurchases. The Facility, which expires on October 21, 2019, provided a term loan of up to $35 million and a revolving credit line of up to $115 million, subject to borrowing base availability. We incurred financing costs of $1.5 million under the Facility, which are being amortized by the interest method, over the remaining life of the Facility.

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

In fiscal 2018 the Company repaid the remaining balance of $13.8 million on the term loan with excess operating cash. In fiscal 2017 we repaid $25.0 million of the revolving credit facility with excess operating cash.

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

At June 30, 2018 and June 30, 2017, there was $6.2 million and $0.1 million respectively, of standby letters of credit outstanding under the Facility. In fiscal 2018 we issued a $5.9 million letter of credit for our workmen’s compensation obligation in lieu of restricted cash, resulting in reclassification of this restricted cash to cash and cash equivalents. Total availability under the Facility was $108.8 million at June 30, 2018 and $114.9 million at June 30, 2017.

At both June 30, 2018 and June 30, 2017, we were in compliance with all covenants under the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The weighted-average interest rate applicable under our outstanding debt obligations for each of the last three fiscal years were as follows:

	Fiscal Year Ended June 30,
	2018	2017	2016
Weighted-average interest rate	3.3%	2.4%	2.0%

Aggregate scheduled maturities of our debt obligations for each of the five fiscal years subsequent to June 30, 2018, and thereafter are as follows (in thousands):

Fiscal Year Ended June 30
2019	584
2020	557
2021	444
2022	67
2023	28
Subsequent to 2023	-
Total scheduled debt payments	$1,680

(7)	Leases

We lease real property and equipment under various operating lease agreements expiring at various times through 2039. Leases covering retail design center locations and equipment may require, in addition to stated minimums, contingent rentals based on retail sales or equipment usage. Generally, the leases provide for renewal for various periods at stipulated rates. Future minimum lease payments under non-cancelable operating leases for each of the five fiscal years subsequent to June 30, 2018, and thereafter are shown in the table below. Also shown are minimum future rentals from subleases, which will partially offset lease payments in the aggregate (in thousands):

	Future Minimum	Future Minimum
Fiscal Year Ended June 30,	Lease Payments	Sublease Rentals
2019	$34,391	$2,313
2020	29,231	$1,800
2021	26,120	1,611
2022	22,332	1,505
2023	16,866	1,077
Subsequent to 2023	47,046	1,124
Total	$175,986	$9,430

Total rent expense for each of the past three fiscal years ended June 30 was as follows (in thousands):

	2018	2017	2016
Basic rentals under operating leases	$33,734	$33,033	$31,692
Contingent rentals under operating leases	133	142	180
Basic and contingent rentals	33,867	33,175	31,872
Less: sublease rent	(1,853)	(1,824)	(1,964)
Total rent expense	$32,014	$31,351	$29,908

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Deferred rent credits and deferred lease incentives are reflected in the Consolidated Balance Sheets under the caption other long-term liabilities, and are amortized over the respective underlying lease terms on a straight-line basis as a reduction of rent expense. Amounts recorded are as follows:

	June 30,
	2018	2017
Deferred rent credits	$13,157	$13,876
Deferred lease incentives	$4,532	$5,238

(8)	Shareholders' Equity

Our authorized capital stock consists of 150,000,000 shares of Common Stock, par value $.01 per share, and 1,055,000 shares of Preferred Stock, par value $.01 per share. The Board of Directors may provide for the issuance of all or any shares of Preferred Stock in one or more classes or series, and to fix for each such class or series such voting powers, full or limited, or no voting powers, and such distinctive designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such class or series and as may be permitted by the General Corporation Law of the State of Delaware. As of June 30, 2018 and 2017, there were no shares of Preferred Stock issued or outstanding.

Share Repurchase Program

On November 21, 2002, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 2.0 million shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. After that date, the Board of Directors increased the aggregate authorization under the repurchase program on several separate occasions, the last of which was on April 24, 2018 when the Board of Directors increased the aggregate authorization to approximately 3.0 million shares. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchases, if any, will be determined as market and business conditions warrant. As of June 30, 2018 we had a remaining Board authorization to repurchase 2.5 million shares.

During the past three fiscal years, we repurchased the following shares of our common stock (trade date basis):

	2018	2017	2016
Common shares repurchased	950,484	357,363	697,799
Cost to repurchase common shares	$22,019,381	$10,246,302	$19,346,104
Average price per share	$23.17	$28.67	$27.72

For the fiscal years presented above, we funded our purchases of treasury stock with existing cash on hand, cash generated through current period operations, and our credit facility. All our common stock repurchases are recorded as treasury stock and result in a reduction of shareholders’ equity.

(9)	Earnings per Share (in thousands)

The following table sets forth the calculation of weighted average shares for the fiscal years ended June 30:

	2018	2017	2016
Weighted average shares of common stock outstanding for basic calculation	27,321	27,679	28,072

Effect of dilutive stock options and other share-based awards	304	279	252

Weighted average shares of common stock outstanding adjusted for dilution calculation	27,625	27,958	28,324

In 2018, 2017 and 2016, stock options and share based awards of 195, 379 and 460 respectively, were excluded from earnings per share calculation because their impact is anti-dilutive.

(10)	Share-Based Compensation

For the twelve months ended June 30, 2018, 2017, and 2016, share-based compensation expense totaled $1.0 million, $1.3 million, and $2.4 million respectively. These amounts have been included in the Consolidated Statements of Comprehensive Income within selling, general and administrative expenses. During the twelve months ended June 30, 2018, 2017, and 2016, we recognized related tax benefits associated with our share-based compensation arrangements totaling $0.5 million, $0.5 million and $0.8 million, respectively (before valuation allowances). Such amounts have been included in the Consolidated Statements of Comprehensive Income within income tax expense.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

At June 30, 2018, we had 1,447,639 shares of common stock available for future issuance pursuant to the 1992 Stock Option Plan (the “Plan”). The maximum number of shares of common stock reserved for issuance under the Plan is 6,487,867 shares. The Plan provides for the grant of non-compensatory stock options to eligible employees and non-employee directors. Stock options under the Plan are non-qualified under section 422 of the Internal Revenue Code and allow for the purchase of shares of our common stock. The Plan also provides for the issuance of stock appreciation rights ("SARs") on issued options, however no SARs have been issued to date. The awarding of such options is determined by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer. Options are generally granted with an exercise price equal to the market price of our common stock at the date of grant, vest ratably over a specified service period, and have a contractual term of 10 years. Equity awards can also include performance vesting conditions. Company policy further requires an additional one year holding period beyond the service vest date for certain executives. Beginning January 31, 2014, grants to employees include both company performance and service vesting conditions (as further described below). Grants to independent directors have a 3-year service vesting condition. Following is a description of grants made under the Plan.

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

	2018	2017	2016
Volatility	31.5%	36.8%	48.1%
Risk-free rate of return	1.76%	1.03%	1.93%
Dividend yield	2.47%	1.96%	1.95%
Expected average life (years)	4.6	5.0	6.3

Options granted to employees beginning January 1, 2014 vest provided certain performance and service conditions are met (“Performance Options”). The performance conditions allow the potential vesting in three equal tranches, provided attainment of a minimum annual 5% growth in operating income (as defined in the agreement) for each of the ensuing three fiscal years. If the minimum annual growth is not achieved in any fiscal year, that tranche is forfeited, except that if a cumulative compound growth rate of 5% is achieved at the end of the three fiscal years, performance conditions for all three tranches will have been met. Service conditions require an additional period after performance conditions are met. Consequently, assuming both performance and service conditions are met, shares become exercisable between 3 and 5 years from grant date. At June 30, 2017, 196,000 Performance Options achieved the performance conditions, and consequently will vest ratably in three equal tranches on the grant date anniversary in years three, four and five provided service conditions are also met. The remaining 130,000 Performance Options did not achieve the respective performance conditions so the amortization to date was reversed at June 30, 2017, and the options were cancelled during fiscal 2018. The Performance Options are reflected in the options tables presented below. All options were issued at the closing stock price on each grant date, and have a contractual term of 10 years. A summary of stock option activity occurring during the fiscal year ended June 30, 2018 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
Options	Shares	Price	Term (yrs)	Intrinsic Value
Outstanding - June 30, 2017	836,020	$24.41
Granted	19,482	30.80
Exercised	(9,066)	21.37
Canceled (forfeited/expired)	(284,841)	30.28
Outstanding - June 30, 2018	561,595	21.70	3.7	$2,205,554
Exercisable - June 30, 2018	453,423	$20.25	2.9	$2,205,554

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The weighted average grant-date fair value of options granted during fiscal 2018, 2017 and 2016 was $6.93, $8.30 and $11.53 respectively. The total intrinsic value of options exercised during fiscal 2018, 2017 and 2016 was $0.1 million, $0.8 million, and $0.3 million, respectively. As of June 30, 2018, there was $0.3 million of total unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.4 years. A summary of the nonvested shares as of June 30, 2018 and changes during the year then ended is presented below.

		Weighted Average
Options	Shares	Grant Date Fair Value
Nonvested June 30, 2017	285,284	$11.18
Granted	19,482	6.93
Vested	(69,219)	10.99
Canceled (forfeited/expired)	(127,375)	11.40
Nonvested at June 30, 2018	108,172	$10.27

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

	2018	2017
Volatility	32.9%	30.8%
Risk-free rate of return	1.41%	0.92%
Dividend yield	2.47%	1.97%
Expected average life (years)	1.91	2.04

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

For each grant of Performance Units, the amount of the grant that will be earned and paid will be determined by reference to the achievement of certain performance goals applicable to such grant. Equity-based compensation expenses related to performance-based shares recognized in our consolidated statements of comprehensive income are presented in the following table for the fiscal years ended June 30 (in thousands).

Granted within fiscal years ending June 30,	2018	2017
2016	$92	$794
2017	(12)	12
2018	457	-
Total expense	$537	$806

A summary of stock unit activity occurring during the fiscal year ended June 30, 2018 is presented below.

		Weighted
		Average
		Grant Date
	Units	Fair Value
Nonvested June 30, 2017	308,330	$25.92
Granted	162,500	25.18
Vested	(59,211)	23.96
Canceled (forfeited/expired)	(81,250)	24.94
Nonvested at June 30, 2018	330,369	$26.15

As of June 30, 2018, there was $0.6 million of total unrecognized compensation cost related to nonvested units granted under the Plan based on our probability estimates. That cost is expected to be recognized over a weighted average period of 1 year.

Restricted Stock Awards

A summary of stock unit activity occurring during the fiscal year ended June 30, 2018 is presented below.

		Weighted
		Average
		Grant Date
	Units	Fair Value
Nonvested June 30, 2017	-	$-
Granted	16,234	25.62
Vested	-	-
Canceled (forfeited/expired)	(16,234)	(25.62)
Nonvested at June 30, 2018	-	$-

During fiscal 2018 16,234 restricted stock awards were granted and then subsequently voided. There was no unrecognized compensation cost related to restricted shares granted under the Plan for fiscal 2018.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(11)	Income Taxes

Income tax expense attributable to income from operations consists of the following for the fiscal years ended June 30 (in thousands):

	2018	2017	2016
Current:
Federal	$10,289	$15,265	$27,660
State	1,689	1,585	2,898
Foreign	824	445	88
Total current	12,802	17,295	30,646
Deferred:
Federal	174	3,413	(237)
State	(124)	85	207
Foreign	(156)	8	703
Total deferred	(106)	3,506	673
Income Tax Expense (Benefit)	$12,696	$20,801	$31,319

The following is a reconciliation of expected income tax expense (benefit) (computed by applying the federal statutory income tax rate to income before taxes) to actual income tax expense (benefit) (in thousands):

	2018		2017		2016

Expected Income Tax Expense	$13,739	28.0%	$19,947	35.0%	$30,785	35.0%
State income taxes, net of federal income tax	1,263	2.6%	1,403	2.5%	2,514	2.9%
Valuation allowance	42	0.1%	329	0.6%	339	0.4%
Re-measurement of deferred taxes	(2,651)	-5.4%	-	-	-	-
Section 199 Qualified Production Activities deduction	(678)	-1.4%	(999)	-1.8%	(1,513)	-1.7%
Unrecognized tax expense (benefit)	55	0.1%	(48)	-0.1%	(479)	-0.5%
Stock compensation - Cancelations & exercises	570	1.2%	-	-	-	-
Other, net	356	0.7%	169	0.3%	(327)	-0.4%
Actual income tax expense (benefit)	$12,696	25.9%	$20,801	36.5%	$31,319	35.6%

The deferred income tax asset and liability balances at June 30 (in thousands) include:

	2018	2017
Deferred tax assets:
Employee compensation accruals	2,729	4,395
Stock based compensation	933	2,878
Deferred rent credits	4,407	7,290
Net operating loss carryforwards	3,959	3,687
Inventories	62	1,254
Goodwill	328	953
Other, net	1,645	2,396
Total deferred tax assets	14,063	22,853
Less: Valuation allowance	(2,527)	(2,485)
Net deferred tax assets	$11,536	$20,368

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

	2018	2017
Deferred tax liabilities:
Property, plant and equipment	2,827	5,360
Intangible assets other than goodwill	8,951	14,166
Commissions	2,230	3,420
Total deferred tax liability	14,008	22,946
Total net deferred tax asset (liability)	$(2,472)	$(2,578)

The deferred tax balances are classified in the Consolidated Balance Sheets as follows at June 30 (in thousands):

	2018	2017
Current assets	-	$3,916
Non-current assets	1,688	1,167
Current liabilities	-	-
Non-current liabilities	4,160	7,661
Total net deferred tax asset (liability)	$(2,472)	$(2,578)

Commencing with fiscal 2018 the Company is prospectively reporting its deferred tax assets and liabilities as non-current in conformance with ASU 2015-17 “Balance Sheet Classification of Deferred Tax Assets. For fiscal 2017, current deferred tax assets and liabilities and non-current deferred tax assets and liabilities have been presented net in the Consolidated Balance Sheets.

We evaluate our deferred taxes to determine if the “more likely than not” standard of evidence has not been met thereby supporting the need for a valuation allowance. A valuation allowance must be established for deferred tax assets when it is less than 50% likely that assets will be realized. At June 30 of 2018 and 2017, such an allowance was in place against the Belgian foreign tax assets, and at June 30, 2018 this valuation allowance was approximately $2.6 million.

The Company’s deferred income tax assets at June 30, 2018 with respect to the net operating losses expire as follows (in thousands):

	Deferred	Net Operating
	Income	Loss
	Tax Assets	Carryforwards
United States (State), expiring between 2025 and 2032	$1,340	$23,831
Foreign, expiring between 2034 and 2038	2,619	7,745

Deferred U.S. federal income taxes were previously not provided for unremitted foreign earnings of our foreign subsidiaries because we expected those earnings to be permanently reinvested. As part of the Tax Act the Company must report The Deemed Repatriation Transition Tax (the “Transition Tax”) on previously untaxed accumulated earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We are able to make a reasonable estimate and recorded a provisional Transition Tax obligation of $125K.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of June 30, 2018, the Company can determine a reasonable estimate for the effects of tax reform. The re-measurement of the deferred tax assets and liabilities resulted in a discrete tax benefit $2.7 million at June 30, 2017 which lowered the effective tax rate by 5.4% for the fiscal year.

Uncertain Tax Positions

We recognize interest and penalties related to income tax matters as a component of income tax expense. If the $2.2 million of unrecognized tax benefits and related interest and penalties as of June 30, 2018 were recognized, approximately $1.7 million would be recorded as a benefit to income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits including related interest and penalties as of June 30, 2018 and 2017 is as follows (in thousands):

	2018	2017
Beginning balance	$2,106	$2,170
Additions for tax positions taken	467	646
Reductions for tax positions taken in prior years	(386)	(694)
Settlements	-	(16)
Ending balance	$2,187	$2,106

It is reasonably possible that various issues relating to approximately $0.3 million of the total gross unrecognized tax benefits as of June 30, 2018 will be resolved within the next twelve months as exams are completed or statutes expire. If recognized, approximately $0.1 million of unrecognized tax benefits would reduce our tax expense in the period realized. However, actual results could differ from those currently anticipated.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by the taxing authorities in such major jurisdictions as the U.S. Canada, Mexico, Belgium and Honduras. As of June 30, 2018, the Company and certain subsidiaries are currently under audit from 2015 through 2016 in the U.S. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant.

(12)	Employee Retirement Programs

The Ethan Allen Retirement Savings Plan

The Ethan Allen Retirement Savings Plan (the "Savings Plan") is a defined contribution plan, which is offered to substantially all our employees who have completed three consecutive months of service regardless of hours worked. We may, at our discretion, make a matching contribution to the 401(k) portion of the Savings Plan on behalf of each participant. Total 401(k) Company match expense amounted to $3.4 million in 2018, $3.5 million in 2017, and $3.4 million in 2016.

Other Retirement Plans and Benefits

Ethan Allen provides additional benefits to selected members of senior and middle management in the form of previously entered deferred compensation arrangements and a management cash bonus and other incentive programs. The total cost of these benefits was $0.1 million, $1.0 million, and $3.6 million in 2018, 2017 and 2016, respectively.

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

On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote”, “reasonably possible” or “probable” as defined by ASC 450 – Contingencies. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. The liability we may ultimately incur with respect to such litigation matters, in the event of a negative outcome, may be in excess of amounts currently accrued, if any; however, we do not expect that the reasonably possible outcome of these litigation matters would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. Where we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for any potential litigation loss.

Although the outcome of the various claims and proceedings against us cannot be predicted with certainty, management believes that the likelihood is remote that any existing claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

(14)	Accumulated Other Comprehensive Income (Loss)

The following table sets forth the activity in accumulated other comprehensive income (loss) for the fiscal years ended June 30 (in thousands):

	Years ended June 30,
	2018	2017
Beginning balance	$(4,131)	$(4,846)
Changes before reclassifications	(2,040)	715
Amounts reclassified from accumulated other comprehensive income	-	-
Current period other comprehensive income (loss)	(2,040)	715
Ending balance	$(6,171)	$(4,131)

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

As of June 30, 2018, the Company operated 148 design centers (our retail segment) and our independent retailers operated 148 design centers. Our wholesale segment net sales include sales to our retail segment, which are eliminated in consolidation, and sales to our independent retailers. Our retail segment net sales accounted for 77% of our consolidated net sales in fiscal 2018. Our wholesale segment net sales to independent retailers and other third parties accounted for 23%, including approximately 15.5% of our consolidated net sales in fiscal 2018 to our ten largest customers, including the GSA and nine independent retailers who operate 105 design centers. Information for each of the last three fiscal years ended June 30 is provided below (in thousands):

	2018	2017	2016
Net sales:
Wholesale segment	$475,731	$453,326	$491,467
Retail segment	587,502	603,677	626,511
Elimination of inter-company sales	(296,449)	(293,618)	(323,776)
Consolidated Total	$766,784	$763,385	$794,202

Operating income (loss):
Wholesale segment	$48,499	$53,505	$74,412
Retail segment	(1,738)	1,198	16,450
Adjustment of inter-company profit (1)	2,106	3,247	(1,683)
Consolidated Total	$48,867	$57,950	$89,179

Depreciation & Amortization:
Wholesale segment	$7,752	$7,550	$7,587
Retail segment	12,079	12,565	11,766
Consolidated Total	$19,831	$20,115	$19,353

Capital expenditures:
Wholesale segment	$4,286	$8,589	$12,446
Retail segment	14,487	9,732	10,686
Consolidated Total	$18,773	$18,321	$23,132

	June 30,	June 30,	June 30,
	2018	2017	2016
Total Assets:
Wholesale segment	$241,616	$279,364	$271,116
Retail segment	317,590	319,341	339,942
Inventory profit elimination (2)	(28,773)	(30,483)	(33,649)
Consolidated Total	$530,433	$568,222	$577,409

(1)	Represents the change in wholesale profit contained in Ethan Allen design center inventory at the end of the period.

(2)	The wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

Our international net sales are comprised of our wholesale segment sales to independent retailers and our retail segment sales to consumers through the Company operated design centers. The number of international design centers, and the related net sales as a percent of our consolidated net sales is shown in the following table.

	Fiscal Year Ended June 30,
	2018	2017	2016
Independent design centers	104	107	103
Company operated design centers	6	6	6
Total international design centers	110	113	109

Percentage of consolidated net sales	10.2%	10.0%	9.2%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(16)	Selected Quarterly Financial Data (Unaudited)

Tabulated below is selected financial data for each quarter of the fiscal years ended June 30, 2018, 2017, and 2016 (in thousands, except per share data):

	Quarter Ended
	September 30	December 31	March 31	June 30
Fiscal 2018:
Net Sales	$181,302	$198,481	$181,419	$205,582
Gross profit	100,323	107,791	96,708	111,142
Net income	7,415	14,862	2,616	11,478
Earnings per basic share	0.27	0.54	0.10	0.43
Earnings per diluted share	0.27	0.54	0.09	0.42
Dividends declared per common share	0.19	0.50	0.19	0.19

Fiscal 2017:
Net Sales	$193,287	$194,672	$180,501	$194,925
Gross profit	108,467	108,124	94,735	108,397
Net income	11,529	10,700	2,282	11,683
Earnings per basic share	0.42	0.39	0.08	0.42
Earnings per diluted share	0.41	0.38	0.08	0.42
Dividends declared per common share	0.17	0.19	0.19	0.19

Fiscal 2016:
Net Sales	$190,391	$207,535	$190,583	$205,693
Gross profit	104,673	116,058	105,717	115,788
Net income	13,147	16,534	10,178	16,778
Earnings per basic share	0.46	0.58	0.37	0.60
Earnings per diluted share	0.46	0.58	0.36	0.60
Dividends declared per common share	0.14	0.14	0.17	0.17

(17)	Financial Instruments

At June 30, 2017, $7.3 million of cash equivalents were restricted and classified as a long-term asset. We did not hold any restricted cash equivalents at June 30, 2018. We did not hold any available-for-sale securities at June 30 2018 and June 30, 2017.

We measure certain assets, including our cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended June 30, 2018 we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis.

(18)	Restricted Cash and Investments

At June 30, 2017 we held $7.3 million of cash and investments in lieu of providing letters of credit for the benefit of the provider of our workmen’s compensation and other insurance liabilities. By June 30, 2018, this obligation had been reduced to $5.9 million, which was then exchanged for a letter of credit for the benefit of this provider, and the restrictions were removed. See also Note 17, “Financial Instruments”.

(19)	Subsequent Events

None.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted to the SEC is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2018, as stated in their report included under Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

None.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART III

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 is incorporated by reference to Ethan Allen Interiors Inc. proxy statement for the Annual Meeting of Shareholders scheduled to be held on November 14, 2018 (the "Proxy Statement") to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2018 fiscal year.

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

The remaining information required by this Item will be included in and is incorporated herein by reference from our 2018 Proxy Statement.

Item 11.     Executive Compensation

The information required by this Item will be included in and is incorporated herein by reference from our 2018 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated by reference to the sections entitled ["Equity Compensation Plan Information"] and ["Security Ownership of Common Stock of Certain Owners and Management"] in the 2018 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the section entitled ["Certain Relationships and Related Party Transactions"] and ["Corporate Governance —Director Independence "] in the 2018 Proxy Statement.

Item 14.     Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the sections entitled ["Audit Fees"] and ["Audit and Non-Audit Engagement Pre-Approval Policy "] in the 2018 Proxy Statement.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)(1)

Financial Statements. Our Consolidated Financial Statements, included under Item 8 hereof, as required at June 30, 2018 and 2017, and for the years ended June 30, 2018, 2017 and 2016 consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Comprehensive Income

Consolidated Statements of Cash Flows

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

Notes to the Consolidated Financial Statements

(a)(2)	Financial Statement Schedules. None.

(b)	The following Exhibits are filed as part of this report on Form 10-K:

Exhibit Number	Exhibit
3 (a)

Amended and Restated Certificate of Incorporation of the Company dated as of November 16, 2016 (incorporated by reference to Exhibit 3.(A) to the Current Report on Form 8-K of the Company filed with the SEC on November 18, 2016)

3 (b)

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

3 (d)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.(D) to the Current Report on Form 8-K of the Company filed with the SEC on November 18, 2016)

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

10 (f)-1

Credit Agreement, dated as of May 29, 2009, among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P. Morgan Chase Bank, N.A., and Capital One Leverage Finance Corp (confidential treatment requested as to certain portions (Incorporated by reference to Exhibit 10(g)-2 to the Annual Report on Form 10-K of the Company filed with the SEC on August 24, 2009)

10 (f)-2

Amendment No. 1, dated as of October 23, 2009 to the Credit Agreement dated May 29, 2009, among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P.Morgan Chase Bank, N.A., and the lenders thereunder (incorporated by reference to Exhibit 10(g)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 9, 2009).

10 (f)-3

Amendment No. 2, dated as of March 25, 2011, to the Credit Agreement dated May 29, 2009, among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P.Morgan Chase Bank, N.A., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10(g)-3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 5, 2011)

10 (f)-4

Amended and Restated Credit Agreement, dated October 21, 2014, among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P. Morgan Chase Bank, N.A., and Capital One, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on October 22, 2014)

10 (f)-5

Amendment No. 2 Dated as of September 10, 2015 to Amended and restated credit agreement dated as of October 21, 2014 among Ethan Allen Global, Inc., and J.P. Morgan Chase Bank, N.A. as Administrative Agent and Syndication Agent, and Capital One, National Association as Documentation Agent dated as of October 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 8-K filed with the SEC on September 11, 2015)

10 (f)-6

Amendment No. 3, dated as of January 22, 2016, to the Amended and Restated Credit Agreement dated as of October 21, 2014 among Ethan Allen Global, Inc., Ethan Allen Interiors Inc., J.P.Morgan Chase Bank, N.A. and Capital One, National Association (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 27, 2016).

10 (g)	Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 10(f) to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2007) †

10 (g)-1	Form of Option Agreement for Grants to Independent Directors (incorporated by reference to Exhibit 10(h)-4 to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2005) †

10 (g)-2	Form of Option Agreement for Grants to Employees (incorporated by reference to Exhibit 10(h)-5 to the Annual Report on Form 10-K of the Company filed with the SEC on September 13, 2005 †

10 (g)-3	Form of Restricted Stock Agreement for Executives (incorporated by reference to Exhibit 10(f)-1 to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2007) †

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

	10 (g)-4	Form of Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10(f)-2 to the Current Report on Form 8-K of the Company filed with the SEC on November 19, 2007) †

	10 (g)-5	Form of performance condition option agreement for employees (incorporated by reference to Exhibit 10(g)-5 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 1, 2014) †

	21	List of wholly-owned subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K of the Company filed with the SEC on August 2, 2017)

	23	Consent of KPMG LLP

	31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Labels Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

ETHAN ALLEN INTERIORS INC. (Registrant)

DATE: August 2, 2018	By	/s/ M. Farooq Kathwari
(M. Farooq Kathwari) Chairman, President and Chief Executive Officer (Principal Executive Officer)
	By	/s/ Corey Whitely
DATE: August 2, 2018	(Corey Whitely) Executive Vice President, Administration, Chief Financial Officer and Treasurer (Principal Financial Officer)

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

Date: August 2, 2018