Form 10-Q
period 2018-09-30
ETHAN ALLEN INTERIORS INC
filed 2018-10-24
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X] Yes     [   ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).     [X] Yes      [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” "accelerated filer", "smaller reporting company", and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

At October 16, 2018, there were 26,569,294 shares of Common Stock, par value $.01, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	September 30, 2018	June 30, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,590	$22,363
Accounts receivable, net	12,772	12,364
Inventories, net	165,719	163,012
Prepaid expenses and other current assets	18,211	16,686
Total current assets	236,292	214,425

Property, plant and equipment, net	266,650	267,903
Goodwill and other intangible assets	45,128	45,128
Other assets	2,884	2,977
Total assets	$550,954	$530,433

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$552	$584
Customer deposits	67,576	61,248
Accounts payable	18,807	18,768
Accrued compensation and benefits	23,518	18,926
Accrued expenses and other current liabilities	25,672	21,734
Total current liabilities	136,125	121,260
Long-term debt	927	1,096
Other long-term liabilities	23,915	24,207
Total liabilities	160,967	146,563
Shareholders' equity:
Common stock	490	490
Additional paid-in-capital	378,078	376,950
Less: Treasury stock (at cost)	(656,551)	(656,551)
Retained earnings	672,781	669,013
Accumulated other comprehensive income (loss)	(4,924)	(6,171)
Total Ethan Allen Interiors Inc. shareholders' equity	389,874	383,731
Noncontrolling interests	113	139
Total shareholders' equity	389,987	383,870
Total liabilities and shareholders' equity	$550,954	$530,433

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three months ended
	September 30,
	2018	2017
Net sales	$187,785	$181,302
Cost of sales	86,335	80,979
Gross profit	101,450	100,323
Selling, general and administrative expenses	89,651	88,774
Operating income	11,799	11,549
Interest and other income (expense)	26	56
Interest and other related financing costs	53	185
Income before income taxes	11,772	11,420
Income tax expense	2,932	4,005
Net income	$8,840	$7,415

Per share data:
Basic earnings per common share:
Net income per basic share	$0.33	$0.27
Basic weighted average common shares	26,539	27,459
Diluted earnings per common share:
Net income per diluted share	$0.33	$0.27
Diluted weighted average common shares	26,940	27,756

Comprehensive income:
Net income	$8,840	$7,415
Other comprehensive income
Currency translation adjustment	1,247	(130)
Other	(26)	(14)
Other comprehensive income (loss) net of tax	1,221	(144)
Comprehensive income	$10,061	$7,271

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three months ended
	September 30,
	2018	2017
Operating activities:
Net income	$8,840	$7,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,000	5,086
Compensation expense related to share-based payment awards	491	444
Provision (benefit) for deferred income taxes	99	821
(Gain) loss on disposal of property, plant and equipment	12	346
Other	104	44
Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(408)	2,205
Inventories	(2,707)	(8,022)
Prepaid and other current assets	(1,538)	(2,105)
Customer deposits	6,328	6,205
Accounts payable	39	270
Accrued expenses and other current liabilities	8,523	5,182
Other assets and liabilities	(343)	(259)
Net cash provided by operating activities	24,440	17,632

Investing activities:
Proceeds from the disposal of property, plant & equipment	-	4
Capital expenditures	(2,777)	(2,653)
Other investing activities	32	47
Net cash provided by (used in) investing activities	(2,745)	(2,602)

Financing activities:
Payments on long-term debt and capital lease obligations	(165)	(14,059)
Purchases and retirements of company stock	-	(1,100)
Payment of cash dividends	(5,065)	(5,239)
Other financing activities	637	4
Net cash provided by (used in) financing activities	(4,593)	(20,394)
Effect of exchange rate changes on cash	125	107
Net increase (decrease) in cash, cash equivalents, and restricted cash	17,227	(5,257)
Cash, cash equivalents, and restricted cash at beginning of period	22,363	65,031
Cash, cash equivalents, and restricted cash at end of period	$39,590	$59,774

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three Months Ended September 30, 2018

(Unaudited)

(In thousands)

				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Treasury	Comprehensive	Retained	Controlling
	Stock	Capital	Stock	Income (loss)	Earnings	Interests	Total
Balance at June 30, 2018	$490	$376,950	$(656,551)	$(6,171)	$669,013	$139	$383,870

Stock issued on share-based awards	-	637	-	-	-	-	637
Compensation expense associated with share-based awards	-	491	-	-	-	-	491
Dividends declared on common stock	-	-	-	-	(5,072)	-	(5,072)
Comprehensive income	-	-	-	1,247	8,840	(26)	10,061
Balance at September 30, 2018	$490	$378,078	$(656,551)	$(4,924)	$672,781	$113	$389,987

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

Founded in 1932, Ethan Allen Interiors Inc. ("Interiors") is a Delaware corporation incorporated on May 25, 1989. The consolidated financial statements include the accounts of Interiors, its wholly owned subsidiary Ethan Allen Global, Inc. ("Global"), and Global’s subsidiaries (collectively "we", "us", "our", "Ethan Allen", or the "Company"). All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2018.

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

The Company conducts business globally and, as a result, the Company and its subsidiaries files income tax returns in the U.S. and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to periodic examination in such domestic and foreign jurisdictions by tax authorities. The Company and certain subsidiaries are currently under audit in the U.S. from 2015 through 2016. While the amount of uncertain tax impacts with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant. It is reasonably possible that some of these audits may be completed during the next twelve months and that various issues relating to uncertain tax impacts will be resolved within the next twelve months as exams are completed or as statutes expire and will impact the effective tax rate.

The Company’s consolidated effective tax rate was 24.9% for the three months ended September 30, 2018 and 35.1% for the three months ended September 30, 2017. The current period’s effective tax rate primarily includes tax expense on the taxable year’s net income, tax expense on the cancelation of stock options, and tax and interest expense on uncertain tax positions. The prior period’s effective tax rate primarily includes tax expense on the taxable year’s net income, and tax and interest expense on uncertain tax positions partially offset by the tax benefit on the vesting of restricted stock units.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018, introduces a limitation on the deduction of certain interest expenses, introduces a deduction for certain business capital expenditures and introduces a system of taxing foreign-sourced income from multinational corporations. The Company computed its income tax expense for the June 30, 2018 fiscal year using a blended Federal Tax Rate of 28%. The 21% Federal Tax Rate will apply to fiscal years ending June 30, 2019 and each year thereafter. Following is a reconciliation of income tax expense (benefit) computed by applying the federal statutory income tax rate to income before taxes to actual tax expense (benefit):

	Three months ended September 30, 2018
Income before income taxes	$11.8

Expected income tax expense	$2.5	21.0%
State income taxes, net of federal income tax	0.4	3.1%
Stock Compensation - Cancelations & exercises	0.1	1.2%
Other, net	(0.0)	-0.4%
Total	$2.9	24.9%

(4)	Restricted Cash

Prior to June 30, 2018 we held restricted cash and investments in lieu of providing letters of credit for the benefit of the provider of our worker’s compensation and other insurance liabilities. By June 30, 2018, this obligation had been reduced to $5.9 million, which was then exchanged for a letter of credit for the benefit of this provider, and the restrictions were removed. The following table presents the components of total cash, cash equivalents, and restricted cash as set forth in our consolidated statements of cash flows. See also Note 12.

	September 30,	June 30,	September 30,	June 30,
	2018	2018	2017	2017
Cash and cash equivalents	$39,590	$22,363	$52,728	$57,701
Restricted cash	-	-	7,046	7,330
Total cash, cash equivalents, and restricted cash	$39,590	$22,363	$59,774	$65,031

(5)	Inventories

Inventories at September 30, 2018 and June 30, 2018 are summarized as follows (in thousands):

	September 30,	June 30,
	2018	2018

Finished goods	$127,724	$124,640
Work in process	12,224	12,057
Raw materials	27,098	27,947
Valuation allowance	(1,327)	(1,632)
Inventories	$165,719	$163,012

(6)	Borrowings

Total debt obligations at September 30, 2018 and June 30, 2018 consist of the following (in thousands):

	September 30,	June 30,
	2018	2018

Capital leases	$1,479	$1,680
Total debt	1,479	1,680
Less current maturities	552	584
Total long-term	$927	$1,096

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

The Facility includes a covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 at all times unless the outstanding term loan is less than $17.5 million and the fixed charge coverage ratio equals or exceeds 1.25 to 1.0, in which case the fixed charge coverage ratio ceases to apply and thereafter is only triggered if average monthly availability is less than 15% of the amount of the revolving credit line. The Company has met the exemption conditions and is currently exempt from the fixed charge coverage ratio covenant.

At both September 30, 2018 and June 30, 2018, there was $6.2 million of standby letters of credit outstanding under the Facility. Total availability under the Facility was $108.8 million at both September 30, 2018 and June 30, 2018.

At both September 30, 2018 and June 30, 2018, we were in compliance with all the covenants under the Facility.

The following table summarizes, as of September 30, 2018, the timing of cash payments related to our outstanding long-term debt obligations for the remaining nine months of fiscal 2019, and each of the five fiscal years subsequent to June 30, 2019, and thereafter (in thousands).

Periods ending June 30,
2019	$413
2020	550
2021	437
2022	59
2023	20
2024 and thereafter	-
Total scheduled debt payments	$1,479

(7)	Litigation

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

All options are issued at the closing stock price on each grant date, and have a contractual term of 10 years. A summary of stock option activity occurring during the three months ended September 30, 2018 is presented below:

Shares
Outstanding as of June 30, 2018	561,595
Granted	25,590
Exercised	(40,000)
Canceled (forfeited/expired)	(91,066)
Outstanding as of September 30, 2018	456,119
Exercisable as of September 30, 2018	339,687

A summary of non-vested stock unit award activity occurring during the three months ended September 30, 2018 is presented below.

		Weighted
		Average
		Grant Date
	Units	Fair Value
Non-vested units at June 30, 2018	330,369	$26.15
Granted	107,204	18.60
Vested	-	-
Canceled (forfeited/expired)	(22,758)	24.06
Non-vested units at September 30, 2018	414,815	$24.31

At September 30, 2018, there were 1,428,669 shares of common stock available for future issuance pursuant to the Stock Incentive Plan.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9)	Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three months ended
	September 30,
	2018	2017
Weighted average shares of common stock outstanding for basic calculation	26,539	27,459
Effect of dilutive stock options and other share-based awards	401	297
Weighted average shares of common stock outstanding adjusted for dilution calculation	26,940	27,756

As of September 30, 2018 and 2017, stock options to purchase 279 and 338 common shares, respectively, were excluded from the respective diluted earnings per share calculations because their impact was anti-dilutive.

(10)	Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of foreign currency translation adjustments which are the result of changes in foreign currency exchange rates related to our operations in Canada, Belgium, Honduras, and Mexico, and exclude income taxes given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite time. The following table sets forth the activity in accumulated other comprehensive income (loss) for the fiscal year-to-date period ended September 30, 2018 (in thousands).

Balance June 30, 2018	$(6,171)
Changes before reclassifications	$1,247
Amounts reclassified from accumulated other comprehensive income	$-
Current period other comprehensive income (loss)	$1,247
Balance September 30, 2018	$(4,924)

(11)	Segment Information

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

As of September 30, 2018, the Company operated 147 design centers (our retail segment) and our independent retailers operated 153 design centers. Our wholesale segment net sales include sales to our retail segment, which are eliminated in consolidation, sales to our independent retailers and unaffiliated third parties. Our retail segment net sales accounted for 77% of our consolidated net sales in the three months ended September 30, 2018. Our wholesale segment net sales accounted for 23%.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Segment information for the three months ended September 30, 2018 and 2017 is provided below (in thousands):

	Three months ended
	September 30,
	2018	2017
Net sales:
Wholesale segment	$118,072	$111,587
Retail segment	145,214	141,575
Elimination of inter-company sales	(75,501)	(71,860)
Consolidated Total	$187,785	$181,302

Operating income:
Wholesale segment	$14,315	$13,462
Retail segment	(1,559)	(2,773)
Adjustment of inter-company profit (1)	(957)	860
Consolidated Total	$11,799	$11,549

Depreciation & Amortization:
Wholesale segment	$1,961	$1,987
Retail segment	3,039	3,099
Consolidated Total	$5,000	$5,086

Capital expenditures:
Wholesale segment	$850	$751
Retail segment	1,927	1,902
Consolidated Total	$2,777	$2,653

	September 30,	June 30,
	2018	2018
Total Assets:
Wholesale segment	$259,199	$241,616
Retail segment	321,106	317,590
Inventory profit elimination (2)	(29,351)	(28,773)
Consolidated Total	$550,954	$530,433

(1)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.
(2)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(12)	Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting standard ASU 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard supersedes virtually all existing authoritative accounting guidance on revenue recognition and requires additional disclosures and greater use of estimates and judgments. We adopted the new standard in the first quarter of fiscal 2019. We reviewed substantially all of our contracts and other revenue streams and determined that while the application of the new standard did not have a material change in the amount of or timing for recognizing revenue, it did impact our financial statement disclosures related to revenue and related accounts. See Note 13 for information on these disclosures.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  It is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement.  The statement requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. The Company had not previously included restricted cash as a component of cash and equivalents as presented on the statement of cash flows. The new guidance was adopted by the Company effective July 1, 2018 under the retrospective adoption method, and prior year restricted cash has been reclassified to conform to current year presentation. See also Note 4.

(13)	Revenue Recognition

We implemented ASU 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606, “ASC 606”), in the first quarter of fiscal 2019 using the cumulative effect approach, which required us to apply the new guidance retrospectively to revenue transactions completed on or after July 1, 2018. Adopting this new standard did not have a material impact on our consolidated financial statements but did result in enhanced presentation and disclosures.

Our revenue consists substantially of product sales. We report product sales net of discounts and recognize them at the point in time when control transfers to the customer. For sales to our customers in our wholesale segment, control typically transfers when the product is shipped. For sales in our retail segment, control generally transfers upon delivery to the customer.

Estimated refunds for returns and allowances are recorded using our historical return patterns. Under the new standard, we record estimated refunds for sales returns on a gross basis rather than on a net basis, and have recorded an asset for product we expect to receive from customers in “Prepaid expenses and other current assets”, and a corresponding refund liability in ”accrued expenses and other current liabilities” on the Consolidated Balance Sheets. At September 30, 2018, these amounts were not material.

In many cases we receive deposits from customers before we have transferred control of our product to our customers, resulting in contract liabilities. These contract liabilities (“Customer Deposits”) are reported as within current liabilities on our Consolidated Balance Sheet. At the beginning of fiscal 2019, we had $61.2 million of Customer Deposits. During the quarter ended September 30, 2018, we recognized revenue of $46.7 million related to our Customer Deposits.

Upon adoption of ASC 606, we have elected the following accounting policies and practical expedients:

We recognize shipping and handling expense as fulfillment activities (rather than as a promised good or service) when the activities are performed even if those activities are performed after the control of the good has been transferred. Accordingly, we record the expenses for shipping and handling activities at the same time we recognize revenue.

We exclude from the measurement of the transaction price all taxes imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes).

We do not adjust revenue for the effects of financing components if the contract has a duration of one year or less, as we believe that we will receive payment from the customer within one year of when we transfer control of the related goods.

The following table disaggregates our revenue by product category by segment for the quarter September 30, 2018:

(Unaudited, amounts in thousands)	Wholesale	Retail	Total
Upholstery furniture	$58,792	$64,147	$122,939
Case goods furniture	39,993	42,476	82,469
Accents	20,426	33,455	53,881
Other	(1,139)	5,136	3,997
Total	$118,072	$145,214	263,286
Eliminations			(75,501)
Consolidated Net Sales			$187,785

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Upholstery furniture includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.

Case goods furniture includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture, and wooden accents.

Accents includes items such as window treatments and drapery hardware, wall décor, florals, lighting, clocks, mattresses, bedspreads, throws, pillows, decorative accents, area rugs, wall coverings and home and garden furnishings.

Other includes revenue for product delivery, the Ethan Allen Hotel room rentals and banquets, third-party furniture protection plans, non-inventoried parts, and consulting and other fees, net of discounts, allowances and other sales incentives.

(14)	Subsequent Events

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with (i) our Consolidated Financial Statements, and notes thereto, included in Item 1 of Part I of this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended June 30, 2018.

Forward-Looking Statements

Management's discussion and analysis of financial condition and results of operations and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our management’s beliefs and assumptions concerning future events based on information currently available to us relating to our future results. Such forward-looking statements are identified in this Quarterly Report on Form 10-Q and in documents incorporated herein by reference by use of forward-looking words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", “will”, “may”, “continue”, “project”, ”target”, “outlook”, “forecast”, “guidance”, and similar expressions and the negatives of such forward-looking words. These forward-looking statements are subject to management decisions and various assumptions about future events, and are not guarantees of future performance. Actual results could differ materially from those anticipated in the forward-looking statements due to a number of risks and uncertainties including, but not limited to: competition from overseas manufacturers and domestic retailers; our anticipating or responding to changes in consumer tastes and trends in a timely manner; our ability to maintain and enhance our brand, marketing and advertising efforts and pricing strategies; changes in global and local economic conditions that may adversely affect consumer demand and spending, our manufacturing operations or sources of merchandise and international operations; changes in U.S. policy related to imported merchandise; an economic downturn; potentially negative or unexpected tax consequences of changes to fiscal and tax policies; our limited number of manufacturing and logistics sites; fluctuations in the price, availability and quality of raw materials; environmental, health and safety requirements; product safety concerns; disruptions to our technology infrastructure (including cyber attacks); increasing labor costs, competitive labor markets and our continued ability to retain high-quality personnel and risks of work stoppages; loss of key personnel; our ability to obtain sufficient external funding to finance our operations and growth; access to consumer credit; the effect of operating losses on our ability to pay cash dividends; additional impairment charges that could reduce our profitability; our ability to locate new design center sites and/or negotiate favorable lease terms for additional design centers or for the expansion of existing design centers; the results of operations for any quarter are not necessarily indicative of our results of operations for a full year; possible failure to protect our intellectual property; and those matters discussed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2018, and elsewhere in this Quarterly Report on Form 10-Q and our SEC filings. Accordingly, actual circumstances and results could differ materially from those contemplated by the forward-looking statements.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Critical Accounting Policies

The Company’s consolidated financial statements are based on the accounting policies used. Certain accounting polices require that estimates and assumptions be made by management for use in the preparation of the financial statements. Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results and that require subjective or complex estimates by management. We implemented Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606, “ASC 606”), in the first quarter of fiscal 2019. There have been no other changes with respect to the Company’s critical accounting policies from those disclosed in its 2018 Annual Report on Form 10-K filed with the SEC on August 2, 2018. Also see Note 12, Recently Adopted Accounting Pronouncements, and Note 13, Revenue Recognition.

Overview

We are a leading interior design company and manufacturer and retailer of quality home furnishings. Founded over 85 years ago, today we are a leading international home fashion brand doing business in North America, Europe, Asia and the Middle East. We are vertically integrated from design through delivery, affording our clientele a value proposition of style, quality and price. We offer complementary interior design service to our clients and sell a full range of furniture products and decorative accents through ethanallen.com and a network of approximately 300 design centers in the United States and abroad. The design centers represent a mix of independent licensees and our own Company operated retail segment. We own and operate nine manufacturing facilities including six manufacturing plants and one sawmill in the United States and one manufacturing plant each in Mexico and Honduras.

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

We have completed a major transformation of our product offerings, having refreshed over 70% of our entire product line over the past three years. Our GSA business continues to grow, and the GSA is now one of our ten largest customers. Our internet sales, while still a minor portion of our sales, are growing at a rate that continues to out-pace our brick and mortar design centers. In the spring and summer of 2018, we launched our new Uptown collection, featuring a modern perspective on classic designs.

We are in the midst of a major brand-building marketing program utilizing multiple mediums including direct mail, television, print, digital and social marketing. This program targets a broad demographic base beyond our core customer. We expect that as we continue to market to this broader base, our brand awareness will increase and ultimately drive increased revenues over time. Consequently, our first quarter fiscal 2018 advertising expense increased by 12.8% over the same prior year period.

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

Sales increases of 5.8% for wholesale and 2.6% for retail combined to increase gross profit by $1.1 million. Gross margin was below the prior year, primarily due to increased raw material costs, which reduced gross profit by $0.8 million and the retail sales mix in relation to total sales, which was 77.3% in the current quarter compared to 78.1% in the comparable prior year period. Operating expenses increased in total due to increases in advertising and distribution expenses, and decreased as a percentage of sales. Income taxes were reduced due to the changes resulting from the U.S. Tax Cuts and Jobs Act enacted in December 2017, with an effective tax rate of 24.9% in the current quarter compared to 35.1% in the prior year. The net result was an increase in earnings per diluted share of $0.06.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Results of Operations

A summary of our consolidated operations is presented in the following tables. In this Item 2 of this quarterly report, unless otherwise noted, all comparisons in the discussion following are from the three month period ended September 30, 2018 to the comparable prior year fiscal three month period ($ in millions except per share amounts).

	Three months ended September 30,
	2018	%	2017	%
Net sales	$187.8	100.0%	$181.3	100.0%
Gross profit	101.5	54.0%	100.3	55.3%
Selling, general and administrative expenses	89.7	47.7%	88.8	49.0%
Operating income	11.8	6.3%	11.5	6.4%
Net income	8.8	4.7%	7.4	4.1%
Earnings per diluted share	$0.33		$0.27
Net cash provided by operating activities	$24.4		$17.6

A summary of changes from the preceding fiscal year are presented in the following table.

	Three months ended September 30,
	2018	2017
Net sales	3.6%	(6.2%)
Operating income	2.2%	(37.0%)
Net income	19.2%	(35.7%)
Earnings per diluted share	22.2%	(34.1%)
Net cash provided by operating activities	38.6%	(35.9%)

The components of consolidated revenues and operating income (loss) by business segment are as follows (in millions):

	Three months ended September 30,
	2018	2017
Revenue:
Wholesale segment	$118.1	$111.6
Retail segment	145.2	141.6
Elimination of inter-segment sales	(75.5)	(71.9)
Consolidated revenue	$187.8	$181.3

Operating income (loss):
Wholesale segment	$14.3	$13.5
Retail segment	(1.6)	(2.8)
Adjustment for inter-company profit (1)	(0.9)	0.8
Consolidated operating income	$11.8	$11.5

(1)	Represents the change in wholesale profit contained in Ethan Allen operated design center inventory existing at the end of the period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A summary by business segment of annual percentage changes from the preceding fiscal year are presented in the following tables:

	Three months ended September 30,
	2018	2017
Wholesale segment
Revenue	5.8%	(2.6%)
Operating Income	6.3%	(18.4%)
Backlog	(21.6%)	50.7%

	Three months ended September 30,
	2018	2017
Retail segment
Revenue	2.6%	(7.0%)
Comparable design center revenue	0.8%	(8.8%)
Total written orders	(0.2%)	1.7%
Comparable design center written orders	(2.1%)	0.5%
Operating Income	43.8%	(371.1%)
Backlog	(4.7%)	10.4%

We measure the performance of our design centers based on net sales and written orders booked on a comparable period basis. Comparable design centers are those which have been operating for at least 15 months, including relocated design centers provided the original and relocated design center location had been operating for at least 15 months on a combined basis. During the first three months of operations of newly opened design centers, written orders are booked but minimal net sales are achieved through the delivery of products. Design centers we acquire from independent retailers are included in comparable design center sales in their 13th full month of Ethan Allen-owned operations. The frequency of our promotional events as well as the timing of the end of those events can also affect the comparability of orders booked during a given period. Our international net sales are composed of our wholesale segment sales to independent retailers and our retail segment sales to consumers through the Company operated international design centers. International net sales as a percent of our consolidated net sales were 7.9% in the current year quarter and 11.0% in the prior year quarter. The following tables show selected design center location information.

	Fiscal 2019			Fiscal 2018
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center location activity:
Balance at beginning of period	148	148	296	155	148	303
New locations	6	-	6	3	2	5
Closures	(1)	(1)	(2)	(2)	-	(2)
Transfers	-	-	-	-	-	-
Balance at end of period	153	147	300	156	150	306
Relocations (in new and closures)	-	-	-	-	-	-

Retail Design Center geographic locations:
United States	43	141	184	48	144	192
Canada	-	6	6	-	6	6
China	92	-	92	83	-	83
Other Asia	10	-	10	12	-	12
Europe	1	-	1	6	-	6
Middle East	7	-	7	7	-	7
Total	153	147	300	156	150	306

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

First Quarter Ended September 30, 2018 Compared to First Quarter Ended September 30, 2017

Consolidated net sales for the quarter of $187.8 million compared to $181.3 million for the same period in the prior year, an increase of 3.6%. Wholesale segment sales increased largely due to increased GSA contract orders. Manufacturing production levels were strong during the quarter, without the previous year disruptions from first production runs that had caused shipping delays, which helped drive stronger shipments to the retail segment and contributed to increased retail segment sales.

Retail net sales for the quarter of $145.2 million compared to $141.6 million for the prior year period, an increase of 2.6%. Comparative retail net sales increased 0.8%. There were 147 Company-operated design centers during the quarter, down from 150 in the prior year quarter. There was a 4.1% increase in sales in the U.S., while sales from the Canadian design centers decreased 28.0%. We believe this decrease in Canadian design center sales is related to the economic uncertainty surrounding current international trade disputes. Total written business (new orders booked) decreased 0.2%, with a decrease in Canada partly offset by an increase in the U.S. written business. Comparable design center written business in the quarter decreased 2.1% in total, primarily attributable to a decrease in Canada.

Wholesale net sales for the quarter of $118.1 million compared to $111.6 million for the prior year period, an increase of 5.8%. The increase in sales is due to increases to our GSA contract business, partially offset by decreases to our international retailers.

Gross profit for the quarter of $101.5 million compared to $100.3 million for the prior year period, an increase of 1.1%, with an increase in both our retail and wholesale segments. Gross profit for wholesale increased due to higher sales volume, partly offset by an increase in raw materials costs of $0.8 million. Consolidated gross margin for the quarter was 54.0% compared to 55.3%. Retail sales as a percent of total consolidated sales was 77.3% for the quarter compared to 78.1% in the prior year quarter, decreasing our consolidated gross margin due to this reduced percentage.

Operating expenses for the quarter of $89.7 million, or 47.7% of net sales, increased $0.9 million compared to $88.8 million, or 49.0% of net sales, for the prior year period. The 1.0% increase to prior year was primarily due to increased freight, distribution and warehouse costs of $1.5 million due to increased sales, and an increase in advertising of $0.9 million, partly offset by prior year organizational changes and other exit costs of $0.8 that did not recur this year.

Operating income and profit margin for the quarter of $11.8 million, or 6.3% of net sales, compared to $11.5 million, or 6.4% of net sales, for the prior year period. The primary causes for the 2.2% increase in operating income were the increased sales in wholesale and retail and prior year organizational changes that did not recur, partly offset by increased variable costs of freight , distribution and warehouse costs associated with increased sales, and increased raw material costs, as discussed previously.

Retail operating income for the quarter of a loss of $1.6 million, or -1.1% of sales, compared to a loss of $2.8 million, or -2.0% of sales, for the prior year period. The lower operating loss and improved margin in the current quarter was driven primarily by the improved sales in the current year period.

Wholesale operating income for the quarter of $14.3 million, or 12.1% of sales, compared to $13.5 million, or 12.1% of sales, for the prior year period. The increase was largely due to the increase in current period net sales, partly offset by raw material cost increases as discussed above.

Income tax expense for the quarter totaled $2.9 million compared to $4.0 million. Our effective tax rate was 24.9% in the quarter compared to 35.1%. The effective tax rate for the quarter was lower due to the changes introduced by the U.S. Tax Cuts and Jobs Act enacted in December 2017. The effective tax rate for the first quarter of fiscal 2019 primarily includes tax expense on that quarter’s net income, tax expense on cancelation of stock options, and tax and interest expense on uncertain tax positions. The effective tax rate for the first quarter of fiscal 2018 primarily includes tax expense on that quarter’s net income, and tax and interest expense on uncertain tax positions, partially offset by the tax benefit on the vesting of restricted stock units. See Note 3, Income Taxes, for further information.

Net income for the quarter of $8.8 million compared to $7.4 million for the prior year period an increase of 19.2%. This resulted in net income per diluted share for the quarter of $0.33 compared to $0.27, an increase of 22.2%.

Liquidity and Capital Resources

At September 30, 2018, we held cash and cash equivalents of $39.6 million. At June 30, 2018, we held cash and cash equivalents of $22.4 million. Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, amounts available under the Facility, and other borrowings.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

For a detailed discussion of our debt obligations and timing of our related cash payments see Note 6 to the Consolidated Financial Statements included under Item 1 of this Quarterly Report.

A summary of net cash provided by (used in) operating, investing, and financing activities for the three months ended September 30, 2018 and 2017 is provided below (in millions):

	Three months ended
	September 30,
	2018	2017
Cash provided by (used in) operating activities
Net income plus depreciation and amortization	$13.8	$12.5
Working capital items	10.2	3.7
Other operating activities	0.4	1.4
Total provided by operating activities	$24.4	$17.6

Cash provided by (used in) investing activities
Capital expenditures and acquisitions	$(2.8)	$(2.7)
Other investing activities	0.1	0.1
Total provided by (used in) investing activities	$(2.7)	$(2.6)

Cash provided by (used in) financing activities
Payments on long-term debt and capital lease obligations	$(0.2)	$(14.1)
Payment of cash dividends	(5.1)	(5.2)
Purchase/retirement of company stock	-	(1.1)
Other financing activities	0.7	-
Total provided by (used in) financing activities	$(4.6)	$(20.4)

Cash Provided by (Used in) Operating Activities

Year-to-date, cash of $24.4 million was provided by operating activities, an increase of $6.8 million. This was largely due to changes in the ordinary course of business for working capital items, primarily an inventory increase to support the order backlog. Working capital items consist of current assets (accounts receivable, inventories, prepaid and other current assets) less current liabilities (customer deposits, payables, and accrued expenses and other current liabilities).

Cash Provided by (Used in) Investing Activities

Year-to-date, $2.7 million of cash was used in investing activities, an increase of $0.1 million. Capital expenditures remained consistent with the prior year. Current year capital expenditures primarily related to retail design center improvements. We anticipate that cash from operations will be sufficient to fund future capital expenditures. Effective July 1, 2018, the company considers restricted cash as a component of cash and cash equivalents as presented on the statement of cash flows. Previously the net change in restricted cash was considered an investing activity. Prior periods have been reclassified to conform to current year presentation. See also notes 4 and 12.

Cash Provided by (Used in) Financing Activities

Year-to-date, $4.6 million was used in financing activities, which is $15.8 million less cash used than the $20.4 million of cash used during the first three months of fiscal 2018. This was primarily due to a $13.2 million pre-payment on the term loan in the prior fiscal year. During the current fiscal year to date period we paid dividends of $5.1 million compared to $5.2 million in the prior year to date period, paying $0.19 per share in both periods. The Company has continuously paid dividends for every quarter since 1996 and we expect to continue to do so as economic conditions and liquidity permit.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We believe that our cash flow from operations, together with our other available sources of liquidity including the Facility and refinancing alternatives, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of September 30, 2018, we had working capital of $100.2 million compared to $93.2 million at June 30, 2018, an increase of $7.0 million, or 7.5%. The Company had a current ratio of 1.74 to 1 at September 30, 2018 and 1.77 to 1 at June 30, 2018.

In addition to using available cash to fund changes in working capital, necessary capital expenditures, acquisition activity, the repayment of debt and the payment of dividends, the Company has been authorized by our board of directors to repurchase our common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. During the three months ending September 30, 2018 there were no share repurchases.

At September 30, 2018, we had a remaining Board authorization to repurchase 2,518,046 shares of our common stock pursuant to our previously announced share repurchase program.

Contractual Obligations

There has been no material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended June 30, 2018 as filed with the SEC on August 2, 2018.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such program in place at both September 30, 2018 and June 30, 2018 was for our consumer credit program described below.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”) which was last amended effective January 2014. Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. The Program Agreement will terminate on July 31, 2019, but includes a provision for automatic one-year renewals unless either party gives notice of termination. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to perform satisfactorily in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of the Program Agreement also contain a right for the financial services provider to demand from the Company collateral at a variable rate based on the volume of program sales if the Company does not meet a covenant regarding minimum working capital or tangible net worth. At both September 30, 2018 and June 30, 2018, we were in compliance with such covenant.

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend up to twelve years and are provided based on terms that are generally accepted in the industry. All our domestic independent retailers are required to enter into and perform in accordance with the terms and conditions of a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasions, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. At both September 30, 2018 and June 30, 2018 the Company’s product warranty liability totaled $1.5 million.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Business Outlook

We continue to strengthen our vertically integrated structure from concept of idea, to engineering, to manufacturing, to retail and logistics. We intend to maintain strong manufacturing capabilities in North America, which we believe is a long-term competitive advantage that will allow us to advance our objectives of maintaining fast order delivery, exceptional quality and improving capacity to ship stocked and custom made-to-order items more quickly, which in turn will allow us to grow our business. Having refreshed over 70% of our products in the last three years, our current product offerings are fresh and relevant.

Our marketing programs continue to be strengthened with messaging focused on our stylish products, quality and service offerings. We expect to continue to expand our advertising during fiscal 2019 as we broaden the reach of our messaging to drive more traffic to our design centers and to ethanallen.com.

Our network of professionally trained interior design professionals differentiate us significantly from our competitors. We continue to strengthen the level of service, professionalism, and interior design competence, as well as to improve the efficiency of our retail operations. We believe that over time, we will continue to benefit from (i) continuous repositioning of our retail network, (ii) frequent new product introductions, (iii) new and innovative marketing promotions and effective use of targeted advertising media, and (iv) continued use of the latest technology combined with personal service from our interior design professionals.

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

With our vertical enterprise well positioned, we maintain a cautiously optimistic outlook. Our retail strategy will continue with its focus on (i) providing relevant product offerings, a wide array of product solutions, and superior interior design solutions through our large staff of interior design professionals, (ii) continuing strong advertising and marketing campaigns to get our message across and to continue broadening our customer base, (iii) the opening of new or relocated design centers in more prominent locations, and encouraging independent retailers to do the same, (iv) leveraging the use of technology and personal service within our retail network and online through www.ethanallen.com, and (v) further expansion internationally. We believe this strategy provides an opportunity to grow our business.

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

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. At September 30, 2018, we did not have any floating-rate debt obligations outstanding under our Facility. We currently do not engage in any interest rate hedging activity and we have no intention of doing so in the foreseeable future. Based on the average interest rate of the loans under the Facility during the quarter ended September 30, 2018, and to the extent that borrowings were outstanding, a 10% change in the interest rate would not have a material effect on our consolidated results of operations and financial condition. For information regarding the Company’s other risk factors, see Item 7A – Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended June 30, 2018 as filed with the SEC on August 2, 2018.

Foreign currency exchange risk is primarily limited to our operation of Ethan Allen operated retail design centers located in Canada and our plants in Mexico and Honduras, as substantially all purchases of imported parts and finished goods are denominated in United States dollars. As such, gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on our consolidated results of operations. A decrease in the value of foreign currencies relative to the United States dollar may affect the profitability of our international vendors and independent international retailers, but as we employ a balanced sourcing strategy, we believe any impact would be moderate.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Executive Vice President Administration and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed with or submitted to the SEC is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the matters discussed in Part I, Item 3 - Legal Proceedings in our Annual Report on Form 10-K for the year ended June 30, 2018 as filed with the SEC on August 2, 2018. See Note 7 of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our legal proceedings.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 1A. Risk Factors

There have been no material changes to the matters discussed in “Item IA – Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2018 as filed with the SEC on August 2, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Certain information regarding purchases made by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2018 on a trade date basis is provided below:

On November 21, 2002, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 2,000,000 shares of our common stock, from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. Subsequent to that date, the Board of Directors increased the aggregate authorization under the repurchase program on several separate occasions, the last of which was on April 24, 2018 when the Board of Directors increased the aggregate authorization to approximately 3,000,000 shares. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchases, if any, will be determined as market and business conditions warrant. The maximum number of shares that may yet be purchased under our publicly announced repurchase program is 2,518,046 shares.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: October 24, 2018	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 24, 2018	BY: /s/ Corey Whitely
Corey Whitely
Executive Vice President Administration Chief Financial Officer and Treasurer
(Principal Financial Officer)