Form 10-Q
period 2018-12-31
ETHAN ALLEN INTERIORS INC
filed 2019-01-28
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 1-11692

Ethan Allen Interiors Inc

(Exact name of registrant as specified in its charter)

Delaware	06-1275288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Lake Avenue Ext., Danbury, Connecticut	06811-5286
(Address of principal executive offices)	(Zip Code)

(203) 743-8000

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X] Yes     [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files).     [X] Yes      [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” "accelerated filer", "smaller reporting company", and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

At January 16, 2019, there were 26,579,544 shares of Common Stock, par value $.01, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	December 31, 2018	June 30, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,763	$22,363
Accounts receivable, net	9,234	12,364
Inventories, net	159,174	163,012
Prepaid expenses and other current assets	15,925	16,686
Total current assets	223,096	214,425

Property, plant and equipment, net	262,972	267,903
Goodwill and other intangible assets	45,128	45,128
Other assets	3,295	2,977
Total assets	$534,491	$530,433

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$538	$584
Customer deposits	54,242	61,248
Accounts payable	16,407	18,768
Accrued compensation and benefits	21,238	18,926
Accrued expenses and other current liabilities	47,811	21,734
Total current liabilities	140,236	121,260
Long-term debt	796	1,096
Other long-term liabilities	23,794	24,207
Total liabilities	164,826	146,563
Shareholders' equity:
Common stock	490	490
Additional paid-in-capital	378,558	376,950
Less: Treasury stock (at cost)	(656,551)	(656,551)
Retained earnings	653,193	669,013
Accumulated other comprehensive income (loss)	(6,119)	(6,171)
Total Ethan Allen Interiors Inc. shareholders' equity	369,571	383,731
Noncontrolling interests	94	139
Total shareholders' equity	369,665	383,870
Total liabilities and shareholders' equity	$534,491	$530,433

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017
Net sales	$197,152	$198,481	$384,937	$379,783
Cost of sales	88,292	90,690	174,627	171,669
Gross profit	108,860	107,791	210,310	208,114
Selling, general and administrative expenses	92,732	90,253	182,383	179,027
Operating income	16,128	17,538	27,927	29,087
Interest and other income (expense)	233	183	259	239
Interest and other related financing costs	81	33	134	218
Income before income taxes	16,280	17,688	28,052	29,108
Income tax expense	4,090	2,826	7,022	6,831
Net income	$12,190	$14,862	$21,030	$22,277

Per share data:
Basic earnings per common share:
Net income per basic share	$0.46	$0.54	$0.79	$0.81
Basic weighted average common shares	26,574	27,472	26,556	27,466
Diluted earnings per common share:
Net income per diluted share	$0.45	$0.54	$0.78	$0.80
Diluted weighted average common shares	26,923	27,728	26,932	27,742

Comprehensive income:
Net income	$12,190	$14,862	$21,030	$22,277
Other comprehensive income
Currency translation adjustment	(1,195)	(1,392)	52	(1,522)
Other	(19)	(18)	(45)	(32)
Other comprehensive income (loss) net of tax	(1,214)	(1,410)	7	(1,554)
Comprehensive income	$10,976	$13,452	$21,037	$20,723

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six months ended
	December 31,
Operating activities:	2018	2017
Net income	$21,030	$22,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,925	10,040
Compensation expense related to share-based payment awards	807	1,082
Provision (benefit) for deferred income taxes	(79)	224
(Gain) loss on disposal of property, plant and equipment	43	119
Other	(16)	(150)
Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	3,130	(2,164)
Inventories	3,838	(11,360)
Prepaid and other current assets	719	488
Customer deposits	(7,006)	(4,373)
Accounts payable	(2,361)	42
Accrued expenses and other current liabilities	1,676	(1,442)
Other assets and liabilities	(231)	(628)
Net cash provided by operating activities	31,475	14,155

Investing activities:
Proceeds from the disposal of property, plant & equipment	1	326
Capital expenditures	(4,954)	(4,981)
Other investing activities	94	102
Net cash provided by (used in) investing activities	(4,859)	(4,553)

Financing activities:
Payments on long-term debt and capital lease obligations	(310)	(14,195)
Purchases and retirements of company stock	-	(1,100)
Payment of cash dividends	(10,137)	(10,482)
Other financing activities	274	137
Net cash provided by (used in) financing activities	(10,173)	(25,640)
Effect of exchange rate changes on cash	(43)	57
Net increase (decrease) in cash, cash equivalents, and restricted cash	16,400	(15,981)
Cash, cash equivalents, and restricted cash at beginning of period	22,363	65,031
Cash, cash equivalents, and restricted cash at end of period	$38,763	$49,050

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Six Months Ended December 31, 2018

(Unaudited)

(In thousands)

				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Treasury	Comprehensive	Retained	Controlling
	Stock	Capital	Stock	Income (loss)	Earnings	Interests	Total
Balance at June 30, 2018	$490	$376,950	$(656,551)	$(6,171)	$669,013	$139	$383,870
Stock issued on share-based awards	-	801	-	-	-	-	801
Compensation expense associated with share-based awards	-	807	-	-	-	-	807
Dividends declared on common stock	-	-	-	-	(36,850)	-	(36,850)
Comprehensive income	-	-	-	52	21,030	(45)	21,037
Balance at December 31, 2018	$490	$378,558	$(656,551)	$(6,119)	$653,193	$94	$369,665

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and six months ended December 31, 2018 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2018.

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

The Company is subject to a Federal Tax Rate of 21% for fiscal years ending June 30, 2019 and thereafter, and a blended Federal Tax Rate of 28% for fiscal 2018, due to changes made to the U.S. Internal Revenue Code. The Company’s consolidated effective tax rate was 25.1% and 25.0% for the three and six months ended December 31, 2018 and 16.0% and 23.5% for the three and six months ended December 31, 2017. The current period’s effective tax rate primarily includes tax expense on the taxable year’s net income, tax and interest expense on uncertain tax positions and tax expense on the cancelation of stock options. The prior period’s effective tax rate primarily includes tax expense on the taxable year’s net income, the tax benefit lost on the cancelation of stock options, and also includes tax and interest expense on uncertain tax positions partially offset by the tax benefit from the re-measurement of deferred tax assets and liabilities and the vesting of restricted stock units.

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

	December 31,	June 30,	December 31,	June 30,
	2018	2018	2017	2017
Cash and cash equivalents	$38,763	$22,363	$41,987	$57,701
Restricted cash	-	-	7,063	7,330
Total cash, cash equivalents, and restricted cash	$38,763	$22,363	$49,050	$65,031

(5)	Inventories

Inventories at December 31, 2018 and June 30, 2018 are summarized as follows (in thousands):

	December 31,	June 30,
	2018	2018

Finished goods	$122,406	$124,640
Work in process	10,960	12,057
Raw materials	27,321	27,947
Valuation allowance	(1,513)	(1,632)
Inventories	$159,174	$163,012

(6)	Borrowings

Total debt obligations at December 31, 2018 and June 30, 2018 consist of the following (in thousands):

	December 31,	June 30,
	2018	2018

Capital leases	$1,334	$1,680
Total debt	1,334	1,680
Less current maturities	538	584
Total long-term	$796	$1,096

On December 21, 2018, the Company and most of its domestic subsidiaries (the “Loan Parties”) entered into a Second Amended and Restated Credit Agreement (the “Facility”). The Facility amends and restates the existing Amended and Restated Credit Agreement, dated as of October 21, 2014, as amended. The Facility provides a revolving credit line of up to $165 million, subject to borrowing base availability, and extends the maturity of the Facility to December 21, 2023.

At the Company’s option, revolving loans under the Facility bear interest, based on the average availability, at an annual rate of either (a) the London Interbank Offered rate (“LIBOR”) plus 1.5% to 2.0%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.5%, or (iii) LIBOR plus 1.0% plus in each case 0.5% to 1.0%.

The availability of credit at any given time under the Facility will be constrained by the terms and conditions of the Facility, including the amount of collateral available, a borrowing base formula based upon numerous factors including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the Facility. All obligations under the Facility are secured by assets of the Loan Parties including inventory, receivables and certain types of intellectual property.

The Facility contains various restrictive and affirmative covenants, including required financial reporting, limitations on the ability to grant liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions or enter into transactions with affiliates, along with other restrictions and limitations similar to those frequently found in credit agreements of this type and size. Loans under the Facility may become immediately due and payable upon certain events of default (including failure to comply with covenants, change of control or cross-defaults) as set forth in the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Facility does not contain any significant financial ratio covenants or coverage ratio covenants other than a fixed charge coverage ratio covenant based on the ratio of (a) EBITDA, plus cash Rentals, minus Unfinanced Capital Expenditures to (b) Fixed Charges, as such terms are defined in the Facility (the “FCCR Covenant”). The FCCR Covenant only applies in certain limited circumstances, including when the unused availability under the Facility drops below $18.5 million. The FCCR Covenant ratio is set at 1.0 and measured on a trailing twelve-month basis.

We incurred financing costs of $0.6 million under the Facility, which are being amortized over the remaining life of the Facility using the effective interest method.

At both December 31, 2018 and June 30, 2018, there was $6.2 million of standby letters of credit outstanding under the Facility. Total availability under the Facility was $148.7 million at December 31, 2018 and $108.8 at June 30, 2018.

At both December 31, 2018 and June 30, 2018, we were in compliance with all the covenants under the Facility.

The following table summarizes, as of December 31, 2018, the timing of cash payments related to our outstanding long-term debt obligations for the remaining six months of fiscal 2019, and each of the five fiscal years subsequent to June 30, 2019, and thereafter (in thousands).

Periods ending June 30,
2019	$268
2020	550
2021	437
2022	59
2023	20
2024 and thereafter	-
Total scheduled debt payments	$1,334

(7)	Litigation

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

On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote”, “reasonably possible” or “probable” as defined by FASB ASC Topic 450, Contingencies. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. The liability we may ultimately incur with respect to such litigation matters, in the event of a negative outcome, may be in excess of amounts currently accrued, if any; however, we do not expect that the reasonably possible outcome of these litigation matters would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. Where we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for any potential litigation loss.

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

All options are issued at the closing stock price on each grant date, and have a contractual term of 10 years. A summary of stock option activity occurring during the six months ended December 31, 2018 is presented below:

Shares
Outstanding as of June 30, 2018	561,595
Granted	25,590
Exercised	(48,750)
Canceled (forfeited/expired)	(121,032)
Outstanding as of December 31, 2018	417,403

Exercisable as of December 31, 2018	300,971

A summary of non-vested stock unit award activity occurring during the six months ended December 31, 2018 is presented below.

		Weighted
		Average
		Grant Date
	Units	Fair Value
Non-vested units at June 30, 2018	330,369	$26.15
Granted	107,204	18.60
Vested	-	-
Canceled (forfeited/expired)	(33,607)	23.31
Non-vested units at December 31, 2018	403,966	$24.38

At December 31, 2018, there were 1,469,484 shares of common stock available for future issuance pursuant to the Stock Incentive Plan.

(9)	Earnings Per Share

Basic and diluted earnings per share are calculated using the following weighted average share data (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017
Weighted average shares of common stock outstanding for basic calculation	26,574	27,472	26,556	27,466
Effect of dilutive stock options and other share-based awards	349	256	376	276
Weighted average shares of common stock outstanding adjusted for dilution calculation	26,923	27,728	26,932	27,742

As of December 31, 2018 and 2017, stock options to purchase 277 and 256 common shares, respectively, were excluded from the respective diluted earnings per share calculations because their impact was anti-dilutive.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10)  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income consists of foreign currency translation adjustments which are the result of changes in foreign currency exchange rates related to our operations in Canada, Belgium, Honduras, and Mexico, and exclude income taxes given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite time. The following table sets forth the activity in accumulated other comprehensive income (loss) for the fiscal year-to-date period ended December 31, 2018 (in thousands).

Balance June 30, 2018	$(6,171)
Changes before reclassifications	$52
Amounts reclassified from accumulated other comprehensive income	$-
Current period other comprehensive income (loss)	$52
Balance December 31, 2018	$(6,119)

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

As of December 31, 2018, the Company operated 146 design centers (our retail segment) and our independent retailers operated 159 design centers. Our wholesale segment net sales include sales to our retail segment, which are eliminated in consolidation, sales to our independent retailers and unaffiliated third parties. Our retail segment net sales accounted for 79% of our consolidated net sales in the six months ended December 31, 2018. Our wholesale segment net sales accounted for 21%.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Segment information for the three and six months ended December 31, 2018 and 2017 is provided below (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017
Net sales:
Wholesale segment	$107,658	$117,965	$225,730	$229,552
Retail segment	158,508	152,991	303,722	294,566
Elimination of inter-company sales	(69,014)	(72,475)	(144,515)	(144,335)
Consolidated Total	$197,152	$198,481	$384,937	$379,783

Operating income:
Wholesale segment	$8,821	$15,568	$23,136	$29,030
Retail segment	3,311	(635)	1,752	(3,408)
Adjustment of inter-company profit (1)	3,996	2,605	3,039	3,465
Consolidated Total	$16,128	$17,538	$27,927	$29,087

Depreciation & Amortization:
Wholesale segment	$1,896	$1,838	$3,857	$3,825
Retail segment	3,029	3,116	6,068	6,215
Consolidated Total	$4,925	$4,954	$9,925	$10,040

Capital expenditures:
Wholesale segment	$831	$764	$1,681	$1,515
Retail segment	1,346	1,564	3,273	3,466
Consolidated Total	$2,177	$2,328	$4,954	$4,981

	December 31,	June 30,
	2018	2018
Total Assets:
Wholesale segment	$253,918	$241,616
Retail segment	305,299	317,590
Inventory profit elimination (2)	(24,726)	(28,773)
Consolidated Total	$534,491	$530,433

(1)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.
(2)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

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

Estimated refunds for returns and allowances are recorded using our historical return patterns. Under the new standard, we record estimated refunds for sales returns on a gross basis rather than on a net basis, and have recorded an asset for product we expect to receive from customers in “Prepaid expenses and other current assets”, and a corresponding refund liability in ”Accrued expenses and other current liabilities” on the Consolidated Balance Sheets. At December 31, 2018, these amounts were not material.

In many cases we receive deposits from customers before we have transferred control of our product to our customers, resulting in contract liabilities. These contract liabilities (“Customer Deposits”) are reported within current liabilities on our Consolidated Balance Sheet. At June 30, 2018 we had Customer Deposits of $61.2 million, of which we recognized revenue of $9.6 million and $58.7 million respectively, during the three and six months ended December 31, 2018. We had Customer Deposits and $54.2 million that were recorded as a liability at December 31, 2018.

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

The following table disaggregates our revenue by product category by segment for the three months ended December 31, 2018:

(Unaudited, amounts in thousands)	Wholesale	Retail	Total
Upholstery furniture	$50,953	$69,169	$120,122
Case goods furniture	38,758	48,294	87,052
Accents	18,833	34,160	52,993
Other	(886)	6,885	5,999
Total	$107,658	$158,508	266,166
	Eliminations		(69,014)
	Consolidated Net Sales		$197,152

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table disaggregates our revenue by product category by segment for the six months ended December 31, 2018:

(Unaudited, amounts in thousands)	Wholesale	Retail	Total
Upholstery furniture	$109,746	$133,316	$243,062
Case goods furniture	78,751	90,770	169,521
Accents	39,258	67,616	106,874
Other	(2,025)	12,020	9,995
Total	$225,730	$303,722	529,452
Eliminations			(144,515)
Consolidated Net Sales			$384,937

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

We have completed a major transformation of our product offerings, having refreshed over 70% of our entire product line over the past three years. In the spring and summer of 2018, we further strengthened our offerings with new products featuring a modern perspective on classic designs. Our contract business, including GSA, hospitality and commercial sales, continues to grow and the GSA is now one of our ten largest customers. Our internet sales, while still a minor portion of our sales, are growing at a rate that continues to out-pace our brick and mortar design centers.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Results of Operations

A summary of our consolidated operations is presented in the following tables. In this Item 2 of this quarterly report, unless otherwise noted, all comparisons in the discussion following are from the three or six month period ended December 31, 2018 to the comparable prior year fiscal three or six month period ($ in millions except per share amounts).

	Three months ended December 31,				Six months ended December 31,
	2018	%	2017	%	2018	%	2017	%
Net sales	$197.2	100.0%	$198.5	100.0%	$384.9	100.0%	$379.8	100.0%
Gross profit	108.9	55.2%	107.8	54.3%	210.3	54.6%	208.1	54.8%
Selling, general and administrative expenses	92.7	47.0%	90.3	45.5%	182.4	47.4%	179.0	47.1%
Operating income	16.1	8.2%	17.5	8.8%	27.9	7.3%	29.1	7.7%
Net income	12.2	6.2%	14.9	7.5%	21.1	5.5%	22.3	5.9%
Earnings per diluted share	$0.45		$0.54		$0.78		$0.80
Net cash provided by (used in) operating activities	$7.0		$(3.5)		$31.5		$14.2

A summary of changes from the preceding fiscal year are presented in the following table.

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017
Net sales	(0.7%)	2.0%	1.4%	(2.1%)
Operating income	(8.0%)	2.6%	(4.0%)	(17.9%)
Net income	(18.0%)	38.9%	(5.6%)	0.2%
Earnings per diluted share	(16.7%)	42.1%	(2.5%)	1.3%
Net cash provided by (used in) operating activities	302.3%	(8,380.5%)	122.4%	(48.5%)

The components of consolidated revenues and operating income (loss) by business segment are as follows (in millions):

	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017
Revenue:
Wholesale segment	$107.7	$118.0	$225.7	$229.5
Retail segment	158.5	153.0	303.7	294.6
Elimination of inter-segment sales	(69.0)	(72.5)	(144.5)	(144.3)
Consolidated revenue	$197.2	$198.5	$384.9	$379.8

Operating income (loss):
Wholesale segment	$8.8	$15.5	$23.1	$29.0
Retail segment	3.3	(0.6)	1.8	(3.4)
Adjustment for inter-company profit (1)	4.0	2.6	3.0	3.5
Consolidated operating income	$16.1	$17.5	$27.9	$29.1

(1)	Represents the change in wholesale profit contained in Ethan Allen operated design center inventory existing at the end of the period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A summary by business segment of annual percentage changes from the preceding fiscal year are presented in the following tables:

	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017
Wholesale segment
Revenue	(8.7%)	3.8%	(1.7%)	0.6%
Operating Income	(43.3%)	9.8%	(20.3%)	(5.3%)
Backlog	(26.4%)	56.8%	(26.4%)	56.8%

Retail segment
Revenue	3.6%	(2.1%)	3.1%	(4.5%)
Comparable design center revenue	2.7%	(2.2%)	1.8%	(5.5%)
Total written orders	(3.4%)	(5.8%)	(1.7%)	(1.9%)
Comparable design center written orders	(4.2%)	(6.2%)	(3.1%)	(2.7%)
Operating Income	621.4%	(129.6%)	151.4%	(207.5%)
Backlog	(14.2%)	7.0%	(14.2%)	7.0%

We are in the midst of a major brand-building marketing program utilizing multiple mediums including direct mail, television, print, digital and social marketing. This program targets a broad demographic base beyond our core customer. We expect that as we continue to market to this broader base, our brand awareness will increase and ultimately drive increased revenues over time. We accelerated our advertising expense in our first quarter of fiscal 2019, increasing by 12.8% over the same prior year period. During this second quarter of fiscal 2019, we moderated our advertising, which decreased 12.4% over the same prior year period. On a year-to-date basis our advertising expense is 0.8% less than the prior year.

A sales decrease for the second quarter of 8.7% for wholesale was partly offset by a 3.6% increase for retail. The increase in retail sales contributed in reducing inventory resulting in a release of intercompany profit previously held in inventory. These factors combined to increase gross profit by $1.1 million. International net sales decreased 29.4% primarily due to China and Canada, and as a percent of our consolidated net sales were 7.1% in the current year quarter and 10.0% in the prior year quarter. Gross margin was above the prior year, primarily due to improved retail gross margin, and the retail sales mix in relation to total sales, which was 80.4% in the current quarter compared to 77.1% in the comparable prior year period, and in an increase of intercompany profit in inventory. Operating expenses increased in total due to increases in logistics expenses and increased retail expenses due to the change in retail sales mix mentioned previously, partially offset by reduced advertising expenses. Income taxes were affected by the changes resulting from the Tax Act enacted in December 2017, with an effective tax rate of 25.1% in the current quarter compared to 16.0% in the prior year. The net result was a decrease in earnings per diluted share of $0.09.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following tables show selected design center location information.

	Fiscal 2019			Fiscal 2018
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center location activity:
Balance at beginning of period	148	148	296	155	148	303
New locations	13	1	14	6	2	8
Closures	(1)	(4)	(5)	(4)	(2)	(6)
Transfers	(1)	1	-	-	-	-
Balance at end of period	159	146	305	157	148	305
Relocations (in new and closures)	-	1	1	-	-	-

Retail Design Center geographic locations:
United States	42	140	182	47	142	189
Canada	-	6	6	-	6	6
China	98	-	98	85	-	85
Other Asia	11	-	11	12	-	12
Europe	1	-	1	6	-	6
Middle East	7	-	7	7	-	7
Total	159	146	305	157	148	305

Second Quarter Ended December 31, 2018 Compared to Second Quarter Ended December 31, 2017

Consolidated net sales for the quarter of $197.2 million compared to $198.5 million for the same period in the prior year, a decrease of 0.7%. Sales decreased for our wholesale segment, which were partly offset by an increase in our retail segment. There was a decrease in international sales in our retail and wholesale segments. We believe this decrease is related to the economic uncertainty surrounding current international trade disputes.

Retail net sales for the quarter of $158.5 million compared to $153.0 million for the prior year period, an increase of 3.6%. Comparative retail net sales increased 2.7%. There were 146 Company-operated design centers during the quarter, down from 148 in the prior year quarter. There was a 4.7% increase in sales in the U.S., while sales from the Canadian design centers decreased 20.2%. Total written business (new orders booked) decreased 3.4%, with decreases in both the U.S. and Canada. Comparable design center written business in the quarter decreased 4.2% in total.

Wholesale net sales for the quarter of $107.7 million compared to $118.0 million for the prior year period, a decrease of 8.7%. During the previous year, wholesale segment sales were at elevated levels as the shipping delays and the high backlogs from the first quarter were mostly caught up in the second quarter. This year the wholesale segment backlog levels in the first quarter were at normal levels as our manufacturing is running more efficiently this year with no shipping delays. Lower international sales, especially to China, partially offset by increased contract sales, also contributed to the sales decrease.

Gross profit for the quarter of $108.9 million compared to $107.8 million for the prior year period, an increase of 1.0%, with an increase in our retail segment and a decrease in our wholesale segment primarily related to lower sales volume. Consolidated gross margin for the quarter was 55.2% compared to 54.3%. Retail sales as a percent of total consolidated sales was 80.4% for the quarter compared to 77.1% in the prior year quarter, increasing our consolidated gross margin due to this increased percentage.

Operating expenses for the quarter of $92.7 million, or 47.0% of net sales, increased $2.5 million compared to $90.3 million, or 45.5% of net sales, for the prior year period. The 2.7% increase to prior year was primarily due to increased wholesale distribution costs of $1.0 million and higher variable costs in retail due to higher retail sales, partly offset by a decrease in advertising of $1.1 million.

Operating income and profit margin for the quarter of $16.1 million, or 8.2% of net sales, compared to $17.5 million, or 8.8% of net sales, for the prior year period. The primary causes for the 8.0% decrease in operating income were the decreased sales in wholesale partly offset by retail sales increases, increased variable costs of logistics partly associated with increased sales, as discussed previously.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retail operating income for the quarter of $3.1 million, or 2.1% of sales, compared to a loss of $0.6 million, or -0.4% of sales, for the prior year period. The higher operating income and improved margin in the current quarter was driven primarily by the improved sales and gross margin in the current year period.

Wholesale operating income for the quarter of $8.8 million, or 8.2% of sales, compared to $15.5 million, or 13.2% of sales, for the prior year period. The decrease was largely due to the decrease in current period net sales, as discussed above.

Income tax expense for the quarter totaled $4.1 million compared to $2.8 million. Our effective tax rate was 25.1% in the quarter compared to 16.0%. The effective tax rate for the second quarter of fiscal 2019 primarily includes tax expense on that quarter’s net income, tax and interest expense on uncertain tax positions and tax expense on cancelation and exercise of stock options. The prior period’s effective tax rate primarily includes tax expense on the taxable year’s net income, the tax benefit lost on the cancelation of stock options, and also includes tax and interest expense on uncertain tax positions partially offset by the tax benefit from the re-measurement of deferred tax assets and liabilities and the vesting of restricted stock units.

Net income for the quarter of $12.2 million compared to $14.9 million for the prior year period a decrease of 18.0%. This resulted in net income per diluted share for the quarter of $0.45 compared to $0.54, a decrease of 16.7%.

Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017

Consolidated net sales year-to-date of $384.9 million compared to $379.8 million for the same period in the prior year, an increase of 1.4%. Domestic sales increased for both wholesale and retail, and international sales decreased in both segments. We believe this decrease in international sales is related to the economic uncertainty surrounding current international trade disputes.

Retail net sales year-to-date of $303.7 million compared to $294.6 million for the prior year period, an increase of 3.1%. Comparative retail net sales increased 1.8%. There were 146 Company-operated design centers during the period, down from 148 in the prior year. There was a 4.4% increase in sales in the U.S., while sales from the Canadian design centers decreased 24.2%. Total written business (new orders booked) decreased 1.7%, with a decrease in both Canada and the U.S. Comparable design center written business year-to-date decreased 3.1% in total.

Wholesale net sales year-to-date of $225.7 million compared to $229.6 million for the prior year period, a decrease of 1.7%. During the previous year, wholesale segment sales were at elevated levels as the shipping delays and the high backlogs from the first quarter were mostly caught up in the second quarter. This year the wholesale segment backlog levels in the first quarter were at normal levels as our manufacturing is running more efficiently this year with no shipping delays. Lower international sales, especially to China, partially offset by increased contract sales, also contributed to the sales decrease.

Gross profit year-to-date of $210.3 million compared to $208.1 million for the prior year period, an increase of 1.1%, with an increase in our retail segment and a decrease in our wholesale segment. Gross profit for wholesale decreased due to lower sales volume. Consolidated gross margin year-to-date was 54.6% compared to 54.8%. Retail sales as a percent of total consolidated sales was 78.9% year-to-date compared to 77.6% in the prior year period, increasing our consolidated gross margin due to this increased percentage.

Operating expenses year-to-date of $182.4 million, or 47.4% of net sales, increased $3.4 million compared to $179.0 million, or 47.1% of net sales, for the prior year period. The 1.9% increase to prior year was primarily due to increased logistics costs of $2.2 million.

Operating income and profit margin year-to-date of $27.9 million, or 7.3% of net sales, compared to $29.1 million, or 7.7% of net sales, for the prior year period. The primary causes for the 4.0% decrease in operating income were the reduced sales in wholesale and increased variable costs of freight, distribution and warehouse costs, partly offset by increased domestic retail sales as discussed previously.

Retail operating income year-to-date of $1.8 million, or 0.6% of sales, compared to a loss of $3.4 million, or -1.2% of sales, for the prior year period. The improved operating income in the current period was driven primarily by the improved domestic sales in the current year period.

Wholesale operating income year-to-date of $23.1 million, or 10.2% of sales, compared to $29.0 million, or 12.6% of sales, for the prior year period. The decrease was largely due to the decrease in second quarter net sales coupled with an increase in distribution costs.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Income tax expense year-to-date totaled $7.0 million compared to $6.8 million. Our effective tax rate was 25.0% in the period compared to 23.5%. The effective tax rate for the current year-to-date period of fiscal 2019 primarily includes tax expense on that fiscal year’s net income, tax and interest expense on uncertain tax positions and tax expense on cancelation and exercises of stock options. The prior period’s effective tax rate primarily includes tax expense on the taxable year’s net income, the tax benefit lost on the cancelation of stock options, and also includes tax and interest expense on uncertain tax positions partially offset by the tax benefit from the re-measurement of deferred tax assets and liabilities and the vesting of restricted stock units.

Net income year-to-date of $21.0 million compared to $22.3 million for the prior year period a decrease of 5.6%. This resulted in net income per diluted share year-to-date of $0.78 compared to $0.80, a decrease of 2.5%.

Liquidity and Capital Resources

At December 31, 2018, we held cash and cash equivalents of $38.8 million. At June 30, 2018, we held cash and cash equivalents of $22.4 million. Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, amounts available under the Facility, and other borrowings.

During the quarter ended December 31, 2018 the Company entered into a five-year, $165 million senior secured revolving credit facility, which amended and restated the previously existing facility. For a detailed discussion of our debt obligations and timing of our related cash payments see Note 6 to the Consolidated Financial Statements included under Item 1 of this Quarterly Report.

A summary of net cash provided by (used in) operating, investing, and financing activities for the six months ended December 31, 2018 and 2017 is provided below (in millions):

	Six months ended
	December 31,
	2018	2017
Cash provided by (used in) operating activities
Net income plus depreciation and amortization	$31.0	$32.3
Working capital items	-	(18.8)
Other operating activities	0.5	0.7
Total provided by operating activities	$31.5	$14.2

Cash provided by (used in) investing activities
Capital expenditures	$(5.0)	$(5.0)
Other investing activities	0.1	0.4
Total provided by (used in) investing activities	$(4.9)	$(4.6)

Cash provided by (used in) financing activities
Payments on long-term debt and capital lease obligations	$(0.3)	$(14.2)
Payment of cash dividends	(10.1)	(10.5)
Purchase/retirement of company stock	-	(1.1)
Other financing activities	0.2	0.2
Total provided by (used in) financing activities	$(10.2)	$(25.6)

Cash Provided by (Used in) Operating Activities

Year-to-date, cash of $31.5 million was provided by operating activities, an increase of $17.3 million. This was largely due to changes in the ordinary course of business for working capital items, primarily an inventory increase during fiscal 2018 to support the order backlog. Working capital items consist of current assets (accounts receivable, inventories, prepaid and other current assets) less current liabilities (customer deposits, payables, and accrued expenses and other current liabilities).

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash Provided by (Used in) Investing Activities

Year-to-date, $4.9 million of cash was used in investing activities, an increase of $0.3 million. Capital expenditures remained consistent with the prior year and primarily related to retail design center improvements. We anticipate that cash from operations will be sufficient to fund future capital expenditures. Effective July 1, 2018, the company considers restricted cash as a component of cash and cash equivalents as presented on the statement of cash flows. Previously the net change in restricted cash was considered an investing activity. Prior periods have been reclassified to conform to current year presentation. See also notes 4 and 12.

Cash Provided by (Used in) Financing Activities

Year-to-date, $10.2 million was used in financing activities, which is $15.4 million less cash used than the $25.6 million of cash used during the first six months of fiscal 2018. This was primarily due to a $13.2 million pre-payment on the term loan in the prior fiscal year. During the current fiscal year to date period we paid dividends of $10.1 million compared to $10.5 million in the prior year to date period, paying $0.38 per share in both year to date periods. In November 2018, we declared a $1.00 per share special cash dividend, payable to our shareholders in January 2019, and a regular quarterly dividend of $0.19 per share, also payable to our shareholders in January 2019. The Company has continuously paid dividends for every quarter since 1996 and we expect to continue to do so as economic conditions and liquidity permit.

We believe that our cash flow from operations, together with our other available sources of liquidity including the Facility and refinancing alternatives, will be adequate to make all required debt payments, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of December 31, 2018, we had working capital of $82.9 million compared to $93.2 million at June 30, 2018, a decrease of $10.3 million, or 11.1%. The Company had a current ratio of 1.59 to 1 at December 31, 2018 and 1.77 to 1 at June 30, 2018.

In addition to using available cash to fund changes in working capital, necessary capital expenditures, acquisition activity, the repayment of debt and the payment of dividends, the Company has been authorized by our board of directors to repurchase our common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. During the six months ending December 31, 2018 there were no share repurchases.

At December 31, 2018, we had a remaining Board authorization to repurchase 2,518,046 shares of our common stock pursuant to our previously announced share repurchase program.

Contractual Obligations

We amended our credit facility in December 2018, as more fully described in this form 10-Q in Part I, Financial Statements, under Note 6, Borrowings. There has been no other material change to the amount or timing of cash payments related to our outstanding contractual obligations as set forth in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended June 30, 2018 as filed with the SEC on August 2, 2018.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such program in place at both December 31, 2018 and June 30, 2018 was for our consumer credit program described below.

Ethan Allen Consumer Credit Program

The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”) which was last amended effective January 2014. Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. The Program Agreement will terminate on July 31, 2019, and the Company will utilize a substitute program upon termination. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to perform satisfactorily in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of the Program Agreement also contain a right for the financial services provider to demand from the Company collateral at a variable rate based on the volume of program sales if the Company does not meet a covenant regarding minimum working capital or tangible net worth. At both December 31, 2018 and June 30, 2018, we were in compliance with such covenant.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Product Warranties

Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend up to twelve years and are provided based on terms that are generally accepted in the industry. All our domestic independent retailers are required to enter into and perform in accordance with the terms and conditions of a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasions, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. At both December 31, 2018 and June 30, 2018 the Company’s product warranty liability totaled $1.5 million.

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

We expect the home furnishings industry to remain extremely competitive with respect to both the sourcing of products and the wholesale and retail sale of those products for the foreseeable future. Domestic manufacturers continue to face pricing pressures because of the lower manufacturing costs on imports, particularly from Asia. While we also utilize overseas sourcing for approximately one quarter of our products, we choose to differentiate ourselves by maintaining a substantial North American manufacturing base, the majority of which is located in the United States. This structure enables us to leverage our vertically integrated structure to our advantage. We continue to believe that a balanced approach to product sourcing, which includes our own North American manufacturing of about 75% of our product offerings coupled with the import of other selected products, provides the greatest degree of flexibility and short lead times and is the most effective approach to ensuring that acceptable levels of quality and service are maintained.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which is intended to improve financial reporting about leasing transactions. The ASU will require lessees that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Lessors will remain largely unchanged from current GAAP. In addition, ASU 2016-02 will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This pronouncement is effective for the Company on July 1, 2019, and early adoption is permitted. The Company is currently evaluating the impact on our consolidated financial statements, but expects that it will have a material impact on our consolidated balance sheet to recognize the right of use assets and related liabilities.

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

For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. At December 31, 2018, we did not have any floating-rate debt obligations outstanding under our Facility. We currently do not engage in any interest rate hedging activity and we have no intention of doing so in the foreseeable future. Based on the average interest rate of the loans under the Facility during the quarter ended December 31, 2018, and to the extent that borrowings were outstanding, a 10% change in the interest rate would not have a material effect on our consolidated results of operations and financial condition. For information regarding the Company’s other risk factors, see Item 7A – Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended June 30, 2018 as filed with the SEC on August 2, 2018.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Executive Vice President Administration and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed with or submitted to the SEC is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Certain information regarding purchases made by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended December 31, 2018 on a trade date basis is provided below:

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

10.1

Second Amended and Restated Credit Agreement among Ethan Allen Interiors, Inc., most of its domestic subsidiaries, J.P.Morgan Chase Bank, N.A., as Administrative Agent and Syndication Agent, and Capital One, National Association, as Documentation Agent, dated as of December 21, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2018).

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: January 28, 2019	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: January 28, 2019	BY: /s/ Corey Whitely
Corey Whitely
Executive Vice President Administration
Chief Financial Officer and Treasurer
(Principal Financial Officer)