Form 10-Q
period 2019-03-31
ETHAN ALLEN INTERIORS INC
filed 2019-04-29
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 1-11692

_________________________________________________

Ethan Allen Interiors Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1275288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Lake Avenue Ext., Danbury, Connecticut	06811-5286
(Address of principal executive office)	(Zip Code)

(203) 743-8000

(Registrant's telephone number, including area code)

Common stock $0.01 par value	New York Stock Exchange	ETH
(Title of each class)	(Name of exchange on which registered)	(Trading symbol)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X] Yes     [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   [X] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 17, 2019 was 26,579,544.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(In thousands, except par value)

	March 31, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$25,742	$22,363
Accounts receivable, net of reserves of $1,818 at March 31, 2019 and $1,956 at June 30, 2018	15,838	12,364
Inventories	164,625	163,012
Prepaid expenses and other current assets	17,905	16,686
Total current assets	224,110	214,425

Property, plant and equipment, net	260,222	267,903
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Deferred income taxes	1,641	1,688
Other assets	1,731	1,289
Total assets	$532,832	$530,433

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,494	$18,768
Customer deposits	62,393	61,248
Accrued compensation and benefits	22,758	18,926
Short-term debt	544	584
Accrued expenses and other current liabilities	21,263	21,734
Total current liabilities	126,452	121,260
Long-term debt	8,658	1,096
Deferred income taxes	3,723	4,160
Other long-term liabilities	20,950	20,047
Total liabilities	$159,783	$146,563

Commitments and contingencies (see Note 13)
Shareholders' equity:
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	$-	$-
Common stock, $0.01 par value, 150,000 shares authorized, 49,039 and 48,989 shares issued; 26,580 and 26,529 shares outstanding at March 31, 2019 and June 30, 2018, respectively	490	490
Additional paid-in capital	378,756	376,950
Treasury stock, at cost: 22,460 and 22,460 shares at March 31, 2019 and June 30, 2018, respectively	(656,551)	(656,551)
Retained earnings	656,096	669,013
Accumulated other comprehensive loss	(5,816)	(6,171)
Total Ethan Allen Interiors Inc. shareholders' equity	372,975	383,731
Noncontrolling interests	74	139
Total shareholders' equity	373,049	383,870
Total liabilities and shareholders' equity	$532,832	$530,433

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
Net sales	$177,829	$181,419	$562,766	$561,202
Cost of sales	79,435	84,711	254,062	256,380
Gross profit	98,394	96,708	308,704	304,822
Selling, general and administrative expenses	87,725	92,835	270,108	271,862
Operating income	10,669	3,873	38,596	32,960
Interest (expense), net of interest income	(62)	(70)	63	(49)
Income before income taxes	10,607	3,803	38,659	32,911
Provision for income taxes	2,629	1,187	9,651	8,018
Net income	$7,978	$2,616	$29,008	$24,893

Per share data
Basic earnings per common share:
Net income per basic share	$0.30	$0.10	$1.09	$0.91
Basic weighted average common shares	26,705	27,476	26,690	27,469
Diluted earnings per common share:
Net income per diluted share	$0.30	$0.09	$1.08	$0.90
Diluted weighted average common shares	26,751	27,692	26,749	27,725

Comprehensive income
Net income	$7,978	$2,616	$29,008	$24,893
Other comprehensive income
Foreign currency translation adjustments	303	1,451	355	(71)
Other	(20)	(7)	(65)	(39)
Other comprehensive income (loss), net of tax	283	1,444	290	(110)
Comprehensive income	$8,261	$4,060	$29,298	$24,783

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended
	March 31,
Cash Flows from Operating Activities	2019	2018
Net income	$29,008	$24,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,849	14,955
Shared-based compensation expense	986	967
Deferred income taxes	(390)	(342)
Loss on disposal of property, plant and equipment	134	191
Other	(16)	(11)
Change in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable, net	(3,474)	(3,640)
Inventories	(1,613)	(14,265)
Prepaid expenses and other current assets	(1,290)	278
Customer deposits	1,145	4,666
Accounts payable	726	7,719
Accrued compensation and benefits	3,832	1,737
Accrued expenses and other current liabilities	(480)	(1,218)
Other assets and liabilities	890	(840)
Net cash provided by operating activities	44,307	35,090

Cash Flows from Investing Activities
Proceeds from the disposal of property, plant and equipment	1	327
Capital expenditures	(6,990)	(9,121)
Other investing activities	124	154
Net cash used in investing activities	(6,865)	(8,640)

Cash Flows from Financing Activities
Borrowings on revolving credit facility	16,000	-
Payments on borrowings and capital lease obligations	(8,443)	(14,306)
Repurchases of common stock	-	(1,100)
Payment of cash dividends	(41,916)	(24,283)
Other financing activities	253	141
Net cash used in financing activities	(34,106)	(39,548)

Effect of exchange rate changes on cash and cash equivalents	43	130

Net increase (decrease) in cash, cash equivalents, and restricted cash	3,379	(12,968)
Cash, cash equivalents, and restricted cash at beginning of period	22,363	65,031
Cash, cash equivalents, and restricted cash at end of period	$25,742	$52,063

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Unaudited)

 (In thousands)

Nine months ended March 31, 2019
						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2018	48,989	$490	$376,950	22,460	$(656,551)	$(6,171)	$669,013	$139	$383,870
Net income	-	-	-	-	-	-	8,840	-	8,840
Common stock issued on share-based awards	40	-	637	-	-	-	-	-	637
Share-based compensation expense	-	-	491	-	-	-	-	-	491
Cash dividends declared	-	-	-	-	-	-	(5,072)	-	(5,072)
Other comprehensive income (loss)	-	-	-	-	-	1,247	-	(26)	1,221
Balance at September 30, 2018	49,029	$490	$378,078	22,460	$(656,551)	$(4,924)	$672,781	$113	$389,987
Net income	-	-	-	-	-	-	12,190	-	12,190
Common stock issued on share-based awards	9	-	164	-	-	-	-	-	164
Share-based compensation expense	-	-	316	-	-	-	-	-	316
Cash dividends declared	-	-	-	-	-	-	(31,778)	-	(31,778)
Other comprehensive income (loss)	-	-	-	-	-	(1,195)	-	(19)	(1,214)
Balance at December 31, 2018	49,038	$490	$378,558	22,460	$(656,551)	$(6,119)	$653,193	$94	$369,665
Net income	-	-	-	-	-	-	7,978	-	7,978
Common stock issued on share-based awards	2	-	19	-	-	-	-	-	19
Share-based compensation expense	-	-	179	-	-	-	-	-	179
Cash dividends declared	-	-	-	-	-	-	(5,075)	-	(5,075)
Other comprehensive income (loss)	-	-	-	-	-	303	-	(20)	283
Balance at March 31, 2019	49,039	$490	$378,756	22,460	$(656,551)	$(5,816)	$656,096	$74	$373,049

Nine months ended March 31, 2018
						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2017	48,980	$490	$377,550	21,533	$(635,179)	$(4,131)	$661,976	$190	$400,896
Net income	-	-	-	-	-	-	7,415	-	7,415
Common stock issued on share-based awards	-	-	4	-	-	-	-	-	4
Share-based compensation expense	-	-	444	-	-	-	-	-	444
Purchase/retirement of company stock	-	-	(1,747)	(24)	647	-	-	-	(1,100)
Cash dividends declared	-	-	-	-	-	-	(5,243)	-	(5,243)
Other comprehensive income (loss)	-	-	-	-	-	(130)	-	(14)	(144)
Balance at September 30, 2017	48,980	$490	$376,251	21,509	$(634,532)	$(4,261)	$664,148	$176	$402,272
Net income	-	-	-	-	-	-	14,862	-	14,862
Common stock issued on share-based awards	5	-	133	-	-	-	-	-	133
Share-based compensation expense	-	-	638	-	-	-	-	-	638
Cash dividends declared	-	-	-	-	-	-	(13,801)	-	(13,801)
Other comprehensive income (loss)	-	-	-	-	-	(1,392)	-	(18)	(1,410)
Balance at December 31, 2017	48,985	$490	$377,022	21,509	$(634,532)	$(5,653)	$665,209	$158	$402,694
Net income	-	-	-	-	-	-	2,616	-	2,616
Common stock issued on share-based awards	-	-	4	-	-	-	-	-	4
Share-based compensation expense	-	-	(115)	-	-	-	-	-	(115)
Cash dividends declared	-	-	-	-	-	-	(5,244)	-	(5,244)
Other comprehensive income (loss)	-	-	-	-	-	1,451	-	(7)	1,444
Balance at March 31, 2018	48,985	$490	$376,911	21,509	$(634,532)	$(4,202)	$662,581	$151	$401,399

See accompanying notes to consolidated financial statements.

 ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

Founded in 1932, Ethan Allen Interiors Inc. is a Delaware corporation incorporated on May 25, 1989. The consolidated financial statements include the accounts of Ethan Allen Interiors Inc., its wholly owned subsidiary Ethan Allen Global, Inc. ("Global"), and Global’s subsidiaries (collectively “we,” “us,” “our,” “Ethan Allen,” or the “Company”). All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. Areas in which significant estimates have been made include, but are not limited to, revenue recognition, inventory obsolescence, useful lives for property, plant and equipment, goodwill and indefinite-lived intangible asset impairment analyses, business insurance retention reserves, tax valuation allowances, the evaluation of uncertain tax positions and other loss reserves.

Certain reclassifications have been made to the amounts in prior periods in order to conform to the current period’s presentation.

(2)	Interim Financial Presentation

In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our fiscal 2018 Annual Report on Form 10-K (the “2018 Annual Report on Form 10-K”).

(3)	Recent Accounting Pronouncements

As of March 31, 2019, we implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board (“FASB”) that were in effect. There were no new standards or updates adopted during the first nine months of fiscal 2019 that had a material impact on our consolidated financial statements.

New Accounting Standards or Updates Recently Adopted

Revenue Recognition - In May 2014, the FASB issued accounting standards update (“ASU”) 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606 (“ASC 606”)), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard supersedes virtually all existing authoritative accounting guidance on revenue recognition and requires additional disclosures and greater use of estimates and judgments. We adopted the new standard in the first quarter of fiscal 2019. We reviewed substantially all of our contracts and revenue streams and determined that while the application of the new standard did not have a material change in the amount of or timing for recognizing revenue, it did impact our financial statement disclosures related to net sales and related accounts. See Note 4 for further details on these new disclosures.

Restricted Cash - In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the cash flow statement.  The statement requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. The Company had not previously included restricted cash as a component of cash and cash equivalents as presented on its consolidated statement of cash flows. We adopted the new standard in the first quarter of fiscal 2019, under the retrospective adoption method, and prior year restricted cash has been reclassified to conform to current year presentation. See Note 5 for further details.

Share-Based Payments - In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which amended the scope of modification accounting for share-based payment arrangements. The guidance focused on changes to the terms or conditions of share-based payment awards that would require the application of modification accounting and specifies that an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. We adopted ASU 2017-09 in the first quarter of fiscal 2019. The adoption of this standard had no impact on our consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Recent Accounting Standards or Updates Not Yet Effective

Leases - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), an update related to accounting for leases. The standard introduces a lessee model that will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with terms of more than twelve months. Lessors will remain largely unchanged from current GAAP. In addition, ASU 2016-02 will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The Company is required to adopt ASU 2016-02 in the first quarter of fiscal 2020 and expects to apply the modified retrospective approach, which allows for a cumulative-effect adjustment at the beginning of the period of adoption and does not require application of the guidance to comparative periods. We are currently evaluating the impact of this accounting standards update, which involves gathering lease data, reviewing our lease portfolio, implementing a third-party lease accounting software and completing an impact assessment with respect to the adoption of the provisions of the new standard. We currently expect the adoption to have a material impact to our consolidated balance sheet in order to recognize the right of use assets and related liabilities, including enhanced disclosures. However, we do not expect the adoption to have a material impact on our consolidated statements of comprehensive income or cash flows.

Goodwill Impairment Test - In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes the requirement for companies to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This accounting standards update will be effective for us beginning in the first quarter of fiscal 2021 and we do not expect the adoption to have a material impact on our consolidated financial statements.

Implementation Costs in a Cloud Computing Arrangement - In August 2018, the FASB issued ASU 2018-15, Cloud Computing Arrangements for Service Contracts, an update related to a client’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance aligns the requirements for capitalizing implementation costs in a cloud computing service contract with the guidance for capitalizing implementation costs to develop or obtain internal-use software. Capitalized implementation costs will be expensed over the term of the arrangement. This accounting standards update will be effective for us beginning in the first quarter of fiscal 2021, with early adoption permitted. We are currently evaluating the impact of this accounting standards update, but do not expect the adoption to have a material impact on our consolidated financial statements.

No other new accounting pronouncements issued or effective as of March 31, 2019 have had or are expected to have an impact on our consolidated financial statements.

(4)	Revenue Recognition

We implemented ASC 606 in the first quarter of fiscal 2019 using the cumulative effect approach, which required us to apply the new guidance retrospectively to revenue transactions completed on or after July 1, 2018. Adopting this new standard did not have a material impact on our consolidated financial statements, but did result in enhanced disclosures.

Our reported revenue (net sales) consist substantially of product sales. We report product sales net of discounts and recognize them at the point in time when control transfers to the customer. For sales to our customers in our wholesale segment, control typically transfers when the product is shipped. For sales in our retail segment, control generally transfers upon delivery to the customer.

Estimated refunds for returns and allowances are recorded using our historical return patterns. Under the new standard, we record estimated refunds for sales returns on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Accrued expenses and other current liabilities on our consolidated balance sheets. At March 31, 2019, these amounts were immaterial.

In many cases we receive deposits from customers before we have transferred control of our product to our customers, resulting in contract liabilities. These contract liabilities are reported as a current liability in Customer Deposits on our consolidated balance sheets. At June 30, 2018 we had customer deposits of $61.2 million, of which we recognized net sales of $1.4 million and $59.3 million respectively, during the three and nine months ended March 31, 2019. Customer deposits totaled $62.4 million at March 31, 2019.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Upon adoption of ASC 606, we have elected the following accounting policies and practical expedients:

-

We recognize shipping and handling expense as fulfillment activities (rather than as a promised good or service) when the activities are performed even if those activities are performed after the control of the good has been transferred. Accordingly, we record the expenses for shipping and handling activities at the same time we recognize net sales.

-

We exclude from the measurement of the transaction price all taxes imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes).

-

We do not adjust net sales for the effects of financing components if the contract has a duration of one year or less, as we believe that we will receive payment from the customer within one year of when we transfer control of the related goods.

The following table disaggregates net sales by product category by segment for the three months ended March 31, 2019:

(Unaudited, amounts in thousands)	Wholesale	Retail	Total
Upholstery furniture	$53,071	$62,351	$115,422
Case goods furniture	37,575	40,958	78,533
Accents	19,516	30,028	49,544
Other	(1,795)	5,610	3,815
Total before intercompany eliminations	$108,367	$138,947	247,314
Eliminations			(69,485)
Consolidated Net Sales			$177,829

The following table disaggregates net sales by product category by segment for the nine months ended March 31, 2019:

(Unaudited, amounts in thousands)	Wholesale	Retail	Total
Upholstery furniture	$162,817	$195,667	$358,484
Case goods furniture	116,326	131,728	248,054
Accents	58,774	97,644	156,418
Other	(3,820)	17,630	13,810
Total before intercompany eliminations	$334,097	$442,669	776,766
Eliminations			(214,000)
Consolidated Net Sales			$562,766

-	Upholstery furniture includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.

-	Case goods furniture includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture, and wooden accents.

-

Accents includes items such as window treatments and drapery hardware, wall décor, florals, lighting, clocks, mattresses, bedspreads, throws, pillows, decorative accents, area rugs, wall coverings and home and garden furnishings.

-

Other includes net sales for product delivery, the Ethan Allen Hotel room rentals and banquets, third-party furniture protection plans, non-inventoried parts, and consulting and other fees, net of discounts, allowances and other sales incentives.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(5)	Restricted Cash

Prior to June 30, 2018 we held restricted cash and investments in lieu of providing letters of credit for the benefit of the provider of our worker’s compensation and other insurance liabilities. By June 30, 2018, this obligation had been reduced to $5.9 million, which was then exchanged for a letter of credit for the benefit of this provider, and the restricted cash and investments balance was reduced to zero.

The following table presents the components of total cash, cash equivalents, and restricted cash as set forth in our consolidated statements of cash flows (in thousands).

	March 31,	June 30,	March 31,	June 30,
	2019	2018	2018	2017
Cash and cash equivalents	$25,742	$22,363	$44,977	$57,701
Restricted cash	-	-	7,086	7,330
Total cash, cash equivalents, and restricted cash	$25,742	$22,363	$52,063	$65,031

(6)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) and net realizable value. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory (i.e. material, labor and manufacturing overhead costs).

Inventories at March 31, 2019 and June 30, 2018 are summarized as follows (in thousands):

	March 31,	June 30,
	2019	2018
Finished goods	$126,673	$124,640
Work in process	11,965	12,057
Raw materials	27,719	27,947
Valuation allowance	(1,732)	(1,632)
Inventories	$164,625	$163,012

(7)	Income Taxes

The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual pre-tax income; changes to actual or forecasted permanent book to tax differences; impacts from future tax audits with state, federal or foreign tax authorities; impacts from tax law changes; or changes in judgment as to the realizability of deferred tax assets. The Company identifies items which are non-recurring in nature and treats these as discrete events. The tax effect of such items is recorded in the quarter in which the related events occur. Due to the volatility of these factors, the Company's consolidated effective income tax rate can change significantly quarter over quarter.

The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in the U.S. and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to periodic examination in such domestic and foreign jurisdictions by tax authorities. The Company and certain subsidiaries are currently under audit in the U.S. for fiscal 2016. While the amount of uncertain tax impacts with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant. It is reasonably possible that some of these audits may be completed during the next twelve months and that various issues relating to uncertain tax positions will be resolved within the next twelve months as exams are completed or as statutes expire and will impact the effective tax rate.

The Company is subject to a U.S. federal statutory tax rate of 21% for the fiscal year ending June 30, 2019 and thereafter, and a blended federal tax rate of 28% for fiscal 2018, due to changes made to the U.S. Internal Revenue Code. The Company’s consolidated effective tax rate was 24.8% and 25.0% for the three and nine months ended March 31, 2019 and 31.2% and 24.4% for the three and nine months ended March 31, 2018, respectively. The current period’s effective tax rate primarily includes a provision for income tax on the taxable year’s income, including federal, state and local taxes, tax expense on the establishment and maintenance of a valuation allowance on Canadian deferred tax assets, and tax and interest expense on uncertain tax positions, partially offset by the reversal of various uncertain tax positions. The prior period’s effective tax rate primarily includes a provision for income tax on the taxable year’s net income, remeasurement of deferred tax assets and liabilities as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was enacted in December 2017, and tax and interest expense on uncertain tax positions, partially offset by the reversal of various uncertain tax positions.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(8)	Debt

Total debt obligations at March 31, 2019 and June 30, 2018 consist of the following (in thousands):

	March 31,	June 30,
	2019	2018

Borrowings under revolving credit facility	$8,000	$-
Capital leases	1,202	1,680
Total debt	9,202	1,680
Less current maturities	544	584
Total long-term debt	$8,658	$1,096

Revolving Credit Facility

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

Borrowings under the Facility

To fund a portion of the special cash dividend paid to shareholders in January 2019, we borrowed $16.0 million from the Facility having a maturity date of December 21, 2023. By March 31, 2019, we had repaid $8.0 million of the total borrowed from cash generated from operating activities. The debt bears interest on the outstanding principal amount at a rate equal to the one-month LIBOR rate of 2.5% plus a spread using a debt leverage pricing grid currently at 1.5%. Interest on the loan outstanding is payable monthly in arrears and on the maturity date.

The outstanding borrowing amount of $8.0 million is reported as Long-term debt within the consolidated balance sheet at March 31, 2019. For the nine months ended March 31, 2019, we recorded interest expense of $0.1 million on our outstanding debt amount. The principal balance is payable in full on the maturity date.

Debt Obligations

The following table summarizes, as of March 31, 2019, the timing of cash payments related to our outstanding long-term debt obligations for the remaining three months of fiscal 2019, and each of the five fiscal years subsequent to June 30, 2019, and thereafter (in thousands).

Periods ending June 30,
2019 (remaining three months)	$135
2020	550
2021	437
2022	60
2023	20
2024 and thereafter	8,000
Total scheduled debt payments	$9,202

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Covenants and Other Ratios

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

At both March 31, 2019 and June 30, 2018, there was $6.2 million of standby letters of credit outstanding under the Facility. Total availability under the Facility was $150.8 million at March 31, 2019 and $108.8 at June 30, 2018. At both March 31, 2019 and June 30, 2018, we were in compliance with all the covenants under the Facility.

(9)	Share-Based Compensation

All options are issued at the closing stock price on each grant date and have a contractual term of 10 years. A summary of stock option activity during the nine months ended March 31, 2019 is presented below.

		Weighted
		Average
	Options	Exercise Price
Outstanding at June 30, 2018	561,595	$21.70
Granted	25,590	$23.45
Exercised	(50,250)	$15.89
Canceled (forfeited/expired)	(140,364)	$23.03
Outstanding at March 31, 2019	396,571	$22.07
Exercisable at March 31, 2019	316,699	$20.91

A summary of stock unit awards activity during the nine months ended March 31, 2019 is presented below.

		Weighted
	Stock	Average
	Unit	Grant Date
	Awards	Fair Value
Outstanding at June 30, 2018	330,369	$26.15
Granted	105,644	18.60
Vested	-	-
Canceled (forfeited/expired)	(33,227)	23.36
Outstanding at March 31, 2019	402,786	$24.40

There were no restricted stock awards outstanding at March 31, 2019.

At March 31, 2019, there were 1,489,996 shares of common stock available for future issuance pursuant to the Stock Incentive Plan.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(10)	Earnings Per Share

Basic and diluted earnings per share (“EPS”) are calculated using the following weighted average share data (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
Weighted average shares outstanding for basic calculation	26,705	27,476	26,690	27,469
Dilutive effect of stock options and other share-based awards	46	216	59	256
Weighted average shares outstanding adjusted for dilution calculation	26,751	27,692	26,749	27,725

Dilutive potential common shares consist of stock options and unvested restricted stock awards. As of March 31, 2019 and 2018, stock options to purchase 260,571 and 197,411 common shares, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

As of March 31, 2019 and 2018, the number of performance-based equity award grants excluded from the calculation of diluted EPS was 269,138 and 233,596, respectively. Performance-based awards are excluded from the calculation of diluted EPS unless the performance criteria are probable of being achieved as of the balance sheet date.

(11)	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income consists of foreign currency translation adjustments which are the result of changes in foreign currency exchange rates related to our operations in Canada, Belgium, Honduras, and Mexico, and exclude income taxes given that the earnings of non-U.S. subsidiaries are deemed to be permanently reinvested. The following table sets forth the activity in accumulated other comprehensive loss for the fiscal year-to-date period ended March 31, 2019 (in thousands).

Balance June 30, 2018	$(6,171)
Changes before reclassifications	355
Amounts reclassified from accumulated other comprehensive income	-
Current period other comprehensive income (loss)	355
Balance March 31, 2019	$(5,816)

(12)	Segment Information

Our wholesale and retail operating segments represent strategic business areas of our vertically integrated enterprise that operate separately and provide their own distinctive services. This vertical structure enables us to offer our complete line of home furnishings and accents more effectively while controlling quality and cost. We evaluate performance of the respective segments based upon net sales and operating income. Inter-segment transactions result, primarily, from the wholesale sale of inventory to the retail segment, including the related profit margin.

As of March 31, 2019, the Company operated 142 design centers (our retail segment) and our independent retailers operated 161 design centers. Our wholesale segment net sales include sales to our retail segment, which are eliminated in consolidation, sales to our independent retailers and unaffiliated third parties. Our retail segment net sales accounted for 79% of our consolidated net sales in the nine months ended March 31, 2019. Our wholesale segment net sales accounted for 21%.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Segment information for the three and nine months ended March 31, 2019 and 2018 is provided below (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
Net Sales:
Wholesale segment	$108,367	$118,921	$334,097	$348,473
Retail segment	138,947	136,903	442,669	431,469
Elimination of intercompany sales	(69,485)	(74,405)	(214,000)	(218,740)
Consolidated Total	$177,829	$181,419	$562,766	$561,202

Operating income:
Wholesale segment	$13,045	$7,927	$36,181	$36,957
Retail segment	(1,669)	(2,896)	83	(6,304)
Elimination of intercompany profit (a)	(707)	(1,158)	2,332	2,307
Consolidated Total	$10,669	$3,873	$38,596	$32,960

Depreciation and Amortization:
Wholesale segment	$1,914	$2,002	$5,771	$5,827
Retail segment	3,010	2,913	9,078	9,128
Consolidated Total	$4,924	$4,915	$14,849	$14,955

Capital expenditures:
Wholesale segment	$726	$1,561	$2,407	$3,076
Retail segment	1,310	2,579	4,583	6,045
Consolidated Total	$2,036	$4,140	$6,990	$9,121

	March 31,	June 30,
	2019	2018
Total Assets:
Wholesale segment	$247,343	$241,616
Retail segment	311,132	317,590
Inventory profit elimination (b)	(25,643)	(28,773)
Consolidated Total	$532,832	$530,433

(a)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.

(b)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(13)	Commitments and Contingencies

We accrue non-income tax liabilities for contingencies when management believes that a loss is probable, and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. We are routinely party to various legal proceedings, claims and litigation that have arisen in the ordinary course of business, including employment matters, commercial and intellectual property disputes and environmental items. For more information on how we determine whether to accrue for potential losses resulting from litigation, see Note 13 to our consolidated financial statements included in our 2018 Annual Report on Form 10-K. Environmental items typically involve investigations and proceedings concerning air emissions, hazardous waste discharges, and/or management of solid and hazardous wastes. Under applicable environmental laws and regulations, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment due to the disposal or release of certain hazardous materials. We believe that our facilities are in material compliance with all such applicable laws and regulations.

The outcome of all the matters against us is subject to future resolution, including the uncertainties of litigation. Based on information available at March 31, 2019, management believes that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(14)	Subsequent Events

We have evaluated subsequent events through the date that the consolidated financial statements were issued.

Optimization of Manufacturing and Logistics

On April 17, 2019, the Company issued a press release announcing plans to further improve its vertical integration operations with the following initiatives:

-	Our Old Fort, North Carolina plant will be converted into a state-of-the-art distribution center to support our national distribution structure.

-

Consolidating approximately half of the case goods manufacturing at our Old Fort plant into our case goods plants in Orleans and Beecher Falls, Vermont, with the balance to be consolidated into our other manufacturing facilities.

-	Expand our Maiden, North Carolina campus with the addition of 80,000 square feet of operating space.

-	Distribution operations at our Passaic, New Jersey facility will be discontinued and subsequently moved to our operations in North Carolina and the art framing operations will be outsourced.

 ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

-	Forward-Looking Statements
-	Executive Overview
-	Key Operating Metrics
-	Results of Operations
-	Liquidity
-	Capital Resources
-	Share Repurchase Program
-	Contractual Obligations
-	Dividends
-	Off-Balance Sheet Arrangements and Other Commitments and Contingencies
-	Significant Accounting Policies and Critical Accounting Estimates
-	Recent Accounting Pronouncements
-	Business Outlook

The following MD&A should be read in conjunction with our 2018 Annual Report on Form 10-K, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission (the “SEC”), and the consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this MD&A, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors found in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “will,” “may,” “continue,” “project,” ”target,” “outlook,” “forecast,” “guidance,” variations of such words, and similar expressions and the negatives of such forward-looking words are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to management decisions and various assumptions about future events, and are not guarantees of future performance. Actual results could differ materially from those anticipated in the forward-looking statements due to a number of risk factors and uncertainties including, but not limited to: competition from overseas manufacturers and domestic retailers; our anticipating or responding to changes in consumer tastes and trends in a timely manner; our ability to maintain and enhance our brand, marketing and advertising efforts and pricing strategies; changes in global and local economic conditions that may adversely affect consumer demand and spending, our manufacturing operations or sources of merchandise and international operations; changes in U.S. policy related to imported merchandise; an economic downturn; potentially negative or unexpected tax consequences of changes to fiscal and tax policies; our limited number of manufacturing and logistics sites; fluctuations in the price, availability and quality of raw materials; environmental, health and safety requirements; product safety concerns; disruptions to our technology infrastructure (including cyber-attacks); increasing labor costs, competitive labor markets and our continued ability to retain high-quality personnel and risks of work stoppages; loss of key personnel; our ability to obtain sufficient external funding to finance our operations and growth; access to consumer credit; the effect of operating losses on our ability to pay cash dividends; additional impairment charges that could reduce our profitability; our ability to locate new design center sites and/or negotiate favorable lease terms for additional design centers or for the expansion of existing design centers; the results of operations for any quarter are not necessarily indicative of our results of operations for a full year; possible failure to protect our intellectual property; and other factors described under Part I, Item 1A. Risk Factors in our 2018 Annual Report on Form 10-K, and elsewhere herein.

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

Executive Overview

We are a leading interior design company and manufacturer and retailer of quality home furnishings. Founded over 85 years ago, today we are a leading international home fashion brand doing business in North America, Europe, Asia and the Middle East. We are vertically integrated from design through delivery, affording our clientele a value proposition of style, quality and price. We offer complementary interior design service to our clients and sell a full range of furniture products and decorative accents through ethanallen.com and a network of approximately 300 design centers in the United States and abroad. The design centers represent a mix of independent licensees and our own Company operated retail segment. We own and operate nine manufacturing facilities, including six manufacturing plants and one sawmill in the United States and one manufacturing plant in each of Mexico and Honduras.

Our business model is to maintain continued focus on (i) communicating our messages with strong advertising and marketing campaigns, (ii) capitalizing on the strength of our interior design professionals and management in our retail design centers, (iii) utilizing ethanallen.com as a key marketing tool to drive traffic to a network of approximately 200 North American design centers located near our demographic base, (iv) investing in new technologies across key aspects of our vertically integrated business, and (v) leveraging the benefits of our vertical integration by maintaining our manufacturing capacity in North America where we manufacture approximately 75% of our products.

Our competitive advantages arise from:

-	providing fashionable high-quality products of the finest craftsmanship;

-	offering complimentary design service through an estimated 2,000 motivated interior design professionals network-wide;

-	offering a wide array of custom products across our upholstery, case goods, and accent product categories;

-	enhancing our technology in all aspects of the business; and

-	leveraging our vertically integrated structure.

We have completed a major transformation of our product offerings, having refreshed over 70% of our entire product line over the past three years. In the past 12 months, we further strengthened our offerings with new products featuring a modern perspective on classic designs. Our contract sales, including sales to GSA, hospitality and commercial businesses, continue to grow and GSA has become one of our ten largest customers. Our internet sales, while still a low percentage of our consolidated sales, are growing at a rate that continues to out-pace our brick and mortar design centers.

We measure the performance of our design centers based on net sales and written orders booked on a comparable period basis. Comparable design centers are those which have been operating for at least 15 months, including relocated design centers provided the original and relocated design center location had been operating for at least 15 months on a combined basis. During the first three months of operations of newly opened design centers, written orders are booked, but minimal net sales are achieved through the delivery of products. Design centers we acquire from independent retailers are included in comparable design center sales in their 13th full month of Ethan Allen-owned operations. The frequency of our promotional events as well as the timing of the end of those events can also affect the comparability of orders booked during a given period. Our international net sales are composed of our wholesale segment sales to independent retailers and our retail segment sales to consumers through the Company operated international design centers.

Fiscal 2019 Third Quarter in Review - Improved gross margin, cost containment within our expenses and a lower effective tax rate helped increase our diluted earnings per share in the three months ended March 31, 2019 to $0.30, up from $0.09 in the year ago third quarter. An increase of 1.5% for retail net sales was partly offset by a decrease of 8.9% for wholesale net sales. Consolidated international net sales for the three months ended March 31, 2019 decreased 30.2% primarily due to lower sales in China and made up 6.6% of our consolidated net sales compared with 9.3% in the prior year period. Gross profit grew by $1.7 million or 1.7% in the current year third quarter compared with the same period a year ago, driven by a 200-basis point expansion in our gross margin. For the three months ended March 31, 2019, gross margin was 55.3%, up from 53.3% a year ago, due to improved retail and wholesale gross margin coupled with a change in the retail sales mix relative to total sales, which was 78.1% compared with 75.5% in the comparable prior year period. Operating expenses in the three months ended March 31, 2019 decreased by $5.1 million, or 5.5%, representing 49.3% as a percentage of sales compared with 51.2% a year ago. The primary driver of lower operating expenses was a reduction in national television advertising costs partially offset by higher retail occupancy and selling expenses. The effective income tax rate was 24.8% in the current quarter compared with 31.2% in the prior year due to tax law changes resulting from the Tax Act.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Key Operating Metrics

A summary of our key operating metrics is presented in the following table ($ in millions, except per share amounts).

	Three months ended March 31,				Nine months ended March 31,
	2019	% of Sales	2018	% of Sales	2019	% of Sales	2018	% of Sales
Net sales	$177.8		$181.4		$562.8		$561.2
Gross profit	$98.4	55.3%	$96.7	53.3%	$308.7	54.9%	$304.8	54.3%
Operating income	$10.7	6.0%	$3.9	2.1%	$38.6	6.9%	$33.0	5.9%
Net income	$8.0	4.5%	$2.6	1.4%	$29.0	5.2%	$24.9	4.4%
Diluted EPS	$0.30		$0.09		$1.08		$0.90
Net cash provided by operating activities	$12.8		$20.9		$44.3		$35.1
Capital expenditures	$2.0		$4.1		$7.0		$9.1

A summary of changes from the applicable periods in the preceding fiscal year is presented in the following table.

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
Net sales	(2.0%)	0.5%	0.3%	(1.3%)
Gross profit	1.7%	2.4%	1.3%	(1.3%)
Operating income	175.5%	(1.2%)	17.1%	(16.2%)
Net income	205.0%	14.6%	16.5%	1.6%
Diluted EPS	233.3%	12.5%	20.0%	2.3%
Net cash provided by operating activities	(38.7%)	(20.4%)	26.3%	(34.7%)
Capital expenditures	(50.8%)	7.3%	(23.4%)	(39.6%)

The components of consolidated net sales and operating income by business segment is presented in the following table ($ in millions).

	Three months ended March 31,		Nine months ended March 31,
	2019	2018	2019	2018
Net Sales:
Wholesale segment	$108.4	$118.9	$334.1	$348.5
Retail segment	138.9	136.9	442.7	431.5
Elimination of intersegment sales	(69.5)	(74.4)	(214.0)	(218.8)
Consolidated net sales	$177.8	$181.4	$562.8	$561.2

Operating income (loss):
Wholesale segment	$13.1	$7.9	$36.2	$37.0
Retail segment	(1.7)	(2.9)	0.1	(6.3)
Elimination of intercompany profit (a)	(0.7)	(1.1)	2.3	2.3
Consolidated operating income	$10.7	$3.9	$38.6	$33.0

(a)	Represents the change in wholesale profit contained in Ethan Allen-operated design center inventory existing at the end of the period.

A summary by business segment changes from the applicable periods in the preceding fiscal year is presented in the following table.

	Three months ended March 31,		Nine months ended March 31,
	2019	2018	2019	2018
Wholesale segment:
Net Sales	(8.9%)	7.3%	(4.1%)	2.8%
Operating Income	64.6%	(18.5%)	(2.1%)	(8.5%)
Backlog	(22.1%)	69.7%	(22.1%)	69.7%

Retail segment:
Net Sales	1.5%	(3.6%)	2.6%	(4.2%)
Comparable design center revenue	0.5%	(4.2%)	1.4%	(5.1%)
Total written orders	1.4%	2.6%	(0.6%)	(0.4%)
Comparable design center written orders	0.4%	1.6%	(1.9%)	(1.3%)
Operating Income	42.4%	60.4%	101.3%	(51.9%)
Backlog	(11.9%)	13.6%	(11.9%)	13.6%

The following table shows selected design center location information.

	Fiscal 2019			Fiscal 2018
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center location activity:
Balance at July 1	148	148	296	155	148	303
New locations	17	1	18	11	2	13
Closures	(3)	(8)	(11)	(6)	(3)	(9)
Transfers	(1)	1	-	-	-	-
Balance at March 31	161	142	303	160	147	307
Relocations (in new and closures)	-	1	1	-	-	-

Retail Design Center geographic locations:
United States	41	136	177	47	141	188
Canada	-	6	6	-	6	6
China	102	-	102	88	-	88
Other Asia	11	-	11	12	-	12
Europe	1	-	1	6	-	6
Middle East	6	-	6	7	-	7
Total	161	142	303	160	147	307

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Results of Operations

For an understanding of the significant factors that influenced our performance for the three and nine months ended March 31, 2019 and 2018, respectively, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q ($ in millions, except per share amounts). Unless otherwise noted, all comparisons in the following discussion are from the three- or nine-month period ended March 31, 2019 to the comparable prior fiscal year three- or nine-month period.

Third Quarter ended March 31, 2019 compared with Third Quarter ended March 31, 2018

Consolidated net sales for the quarter of $177.8 million compared with $181.4 million for the same prior year period, a decrease of 2.0%. Sales decreased by 8.9% for our wholesale segment, which were partly offset by a 1.5% increase in our retail segment. There was a 30.2% decrease in international sales in our combined retail and wholesale segments, which we believe is related to the economic uncertainty surrounding current international trade disputes.

Retail net sales for the quarter of $138.9 million compared with $136.9 million for the prior year period, an increase of 1.5%. Comparative retail net sales increased 0.5%. There were 142 Company-operated design centers during the quarter, down from 147 in the prior year period. There was a 1.9% increase in sales in the U.S., while sales from the Canadian design centers decreased 9.6%. Total written business (new orders booked) increased 1.4%, with an increase in the U.S. and a decrease in Canada. Comparable design center written business in the quarter increased 0.4% in total.

Wholesale net sales for the quarter of $108.4 million compared with $118.9 million for the prior year period, a decrease of 8.9%. The lower net sales were primarily due to a reduction in sales to our North American retail network. The prior year quarter net sales benefitted from delayed shipments during the first half that had begun shipping during the quarter. Contract sales increased for the current year quarter while international sales, especially to China, decreased.

Gross profit for the quarter of $98.4 million compared with $96.7 million for the prior year period, an increase of 1.7%, with an increase in our retail segment and a decrease in our wholesale segment. A price increase earlier in fiscal 2019 improved gross profit, while lower wholesale sales volume negatively impacted gross profit. Gross margin for the quarter was 55.3% compared with 53.3% in the prior year period. Retail sales as a percent of total consolidated sales were 78.1% for the quarter compared with 75.5% in the prior year quarter, increasing our consolidated gross margin.

Operating expenses for the quarter of $87.7 million, or 49.3% of net sales, decreased $5.1 million compared with $92.8 million, or 51.2% of net sales, for the prior year period. The 5.5% decrease was primarily due to lower national television advertising costs of $6.4 million. The prior year quarter also reflected a reduction in expenses due to the reversal of $1.5 million in accrued incentive compensation.

Operating income for the quarter of $10.7 million, or 6.0% of net sales, compared with $3.9 million, or 2.1% of net sales, for the prior year period. The primary causes for the increase in operating income was the benefit of higher gross profit and a reduction in national television advertising costs.

Retail operating income for the quarter was a loss of $1.7 million compared with a loss of $2.9 million for the prior year period. The higher operating income and improved margin in the current quarter was driven primarily by the improved sales and gross margin in the current year period.

Wholesale operating income for the quarter of $13.0 million compared with $7.9 million for the prior year period. The increase was largely due to higher gross margin and lower advertising costs as discussed above.

Income tax expense for the quarter totaled $2.6 million compared with $1.2 million. Our effective tax rate was 24.8% in the quarter compared with 31.2%. The effective tax rate of 24.8% primarily includes a provision for income tax on the current quarter’s taxable income, including federal, state and local taxes, tax expense on the establishment and maintenance of a valuation allowance on Canadian deferred tax assets, and tax and interest expense on uncertain tax positions, partially offset by the reversal of various uncertain tax positions. The prior fiscal year effective tax rate primarily includes tax expense on that quarter’s taxable income, re-measurement of deferred tax assets and liabilities as a result of the Tax Act, and tax and interest expense on uncertain tax positions, partially offset by the reversal of various uncertain tax positions.

Net income for the quarter of $8.0 million compared with $2.6 million for the prior year period, which resulted in $0.30 per diluted share compared with $0.09 in the prior year period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Nine Months Ended March 31, 2019 Compared with Nine Months Ended March 31, 2018

Consolidated net sales year-to-date of $562.8 million compared with $561.2 million for the same prior year period, an increase of 0.3%. Sales increased by 2.6% in our retail segment, which were partially offset by a 4.1% decrease in our wholesale segment. There was a 28.1% decrease in international sales in our combined retail and wholesale segments, which we believe is related to the economic uncertainty surrounding current international trade disputes.

Retail net sales year-to-date of $442.7 million compared with $431.5 million for the prior year period, an increase of 2.6%. Comparative retail net sales increased 1.4%. There were 142 Company-operated design centers during the period, down from 147 in the prior year period. There was a 3.6% increase in sales in the U.S., while sales from the Canadian design centers decreased 20.0%. Total written business (new orders booked) decreased 0.6%, with a decrease in both Canada and the U.S. Comparable design center written business year-to-date decreased 1.9% in total.

Wholesale net sales year-to-date of $334.1 million compared with $348.5 million for the prior year period, a decrease of 4.1%. During the previous year, wholesale segment sales were at elevated levels as the shipping delays and the high backlogs from the first quarter were mostly caught up in the second quarter. This year the wholesale segment backlog levels returned to more normal levels. Lower international sales, especially to China, partially offset by increased contract sales, also contributed to the sales decrease.

Gross profit year-to-date of $308.7 million compared with $304.8 million for the prior year period, up 1.3%, with an increase in our retail segment and a decrease in our wholesale segment. Consolidated gross margin year-to-date was 54.9% compared with 54.3%. A price increase earlier in fiscal 2019 improved gross profit, while lower wholesale sales volume negatively impacted gross profit. Retail sales as a percent of total consolidated sales was 78.7% year-to-date compared with 76.9% in the prior year period, increasing our consolidated gross margin.

Operating expenses year-to-date of $270.1 million, or 48.0% of net sales, decreased $1.8 million compared with $271.9 million, or 48.4% of net sales, for the prior year period. The $1.8 million decrease from the prior year was primarily due to a $6.5 million reduction in national television advertising expenses partially offset by increased logistics (freight, distribution and warehouse) costs of $2.4 million.

Operating income year-to-date of $38.6 million, or 6.9% of net sales, compared with $33.0 million, or 5.9% of net sales, for the prior year period. The primary causes for the 17.1% increase in operating income were increased domestic retail sales and lower national television advertising costs partially offset by reduced sales in wholesale and increased variable logistics costs.

Retail operating income year-to-date of $0.1 million compared with a loss of $6.3 million for the prior year period. The improved operating income was driven primarily by the improved domestic sales in the current year period partially offset by lower international operating income.

Wholesale operating income year-to-date of $36.2 million compared with $37.0 million for the prior year period. The decrease was largely due to lower third quarter net sales and increased distribution costs partially offset by a reduction in national television advertising expenses.

Income tax expense year-to-date totaled $9.7 million compared with $8.0 million for the prior year period. Our effective tax rate was 25.0% in the period compared with 24.4%. The effective tax rate for the current fiscal year primarily includes tax expense on the fiscal year’s taxable income, including federal, state and local taxes, tax expense on the establishment and maintenance of a valuation allowance on Canadian deferred tax assets, and tax and interest expense on uncertain tax positions, partially offset by the reversal of various uncertain tax positions. The effective tax rate for the prior fiscal year primarily includes tax expense on that fiscal year’s taxable income, the tax benefit lost on the cancelation of stock options, and tax and interest expense on uncertain tax positions, partially offset by tax benefits from the re-measurement of deferred tax assets and liabilities as of result of the Tax Act, the vesting of restricted stock units, and the reversal of various uncertain tax positions.

Net income year-to-date of $29.0 million compared with $24.9 million for the prior year period, an increase of 16.5%. This resulted in net income per diluted share year-to-date of $1.08 compared with $0.90, an increase of 20.0%.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Liquidity

At March 31, 2019, we held cash and cash equivalents of $25.7 million compared with $22.4 million at June 30, 2018. Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, and amounts available under the Facility.

A summary of net cash provided by (used in) operating, investing, and financing activities for the nine months ended March 31, 2019 and 2018 is provided below (in millions):

	Nine months ended
	March 31,
	2019	2018
Cash provided by (used in) operating activities
Net income plus other non-cash items	$44.6	$40.7
Change in working capital	(0.3)	(5.6)
Total provided by operating activities	$44.3	$35.1

Cash provided by (used in) investing activities
Capital expenditures	$(7.0)	$(9.1)
Other investing activities	0.1	0.5
Total (used in) investing activities	$(6.9)	$(8.6)

Cash provided by (used in) financing activities
Borrowings on revolving credit facility	$16.0	$-
Payments on borrowings and capital lease obligations	(8.4)	(14.3)
Payment of cash dividends	(41.9)	(24.3)
Repurchase of company stock	-	(1.1)
Other financing activities	0.2	0.2
Total (used in) financing activities	$(34.1)	$(39.5)

Cash Provided by (Used in) Operating Activities - Year-to-date, cash of $44.3 million was provided by operating activities, an increase of $9.2 million. This was largely due higher net income and an improvement in our working capital compared with last year as fiscal 2018 experienced a significant inventory increase to support the order backlog. Working capital items consist of current assets (accounts receivable, inventories, prepaid and other current assets) less current liabilities (customer deposits, payables, and accrued expenses and other current liabilities).

Cash Provided by (Used in) Investing Activities - Year-to-date, $6.9 million of cash was used in investing activities, a decrease of $1.7 million. Capital expenditures decreased $2.1 million from the prior year and related primarily to retail design center improvements. We anticipate that cash from operations will be sufficient to fund future capital expenditures. Effective July 1, 2018, and further described in Note 3 to the consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company considers restricted cash as a component of cash and cash equivalents as presented on its consolidated statement of cash flows. Previously the net change in restricted cash was considered an investing activity. Prior periods have been reclassified to conform to current year presentation.

Cash Provided by (Used in) Financing Activities - Year-to-date, $34.1 million was used in financing activities, which is $5.4 million less cash used than the $39.5 million of cash used during the first nine months of fiscal 2018. The decrease year over year was primarily due to a $13.2 million payment on the previously outstanding term loan in fiscal 2018, partially offset by a net borrowing on the Facility of $8.0 million in the current year. During the current fiscal year to date period we paid dividends of $41.9 million compared with $24.3 million in the prior year to date period. In November 2018, we declared a $1.00 per share special cash dividend, which was paid in January 2019, in addition to the regular quarterly dividend of $0.19 per share, also paid in January 2019. We have continuously paid regular quarterly dividends for every quarter since 1996 and we expect to continue to do so as economic conditions and liquidity permit.

We believe that our cash flow from operations, together with our other available sources of liquidity including the Facility, will be adequate to make all required debt payments, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of March 31, 2019, we had working capital of $97.7 million compared with $93.2 million at June 30, 2018, an increase of $4.5 million, or 4.8%. The Company had a current ratio of 1.77 to 1 at March 31, 2019 and 1.77 to 1 at June 30, 2018.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

In addition to using available cash to fund changes in working capital, necessary capital expenditures, acquisition activity, the repayment of debt and the payment of dividends, the Company has been authorized by our board of directors to repurchase our common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to us. During the nine months ending March 31, 2019 and 2018 there were no share repurchases, respectively.

Capital Resources

Capital Expenditures - Capital expenditures in the third quarter of fiscal 2019 were $2.0 million, compared with $4.1 million in the prior year period. Capital expenditures of $1.3 million, or 64%, were primarily related to retail design center improvements.

Capital Needs - During December 2018 we entered into a five-year, $165 million senior secured revolving credit facility, which amended and restated the previously existing facility. To partially fund the special cash dividend paid to shareholders in January 2019, we borrowed $16.0 million from the Facility. By March 31, 2019, we had repaid $8.0 million of the total borrowed from cash generated from operating activities. For a detailed discussion of our debt obligations and timing of our related cash payments see Note 8 to the consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Letters of Credit - At both March 31, 2019 and June 30, 2018, there was $6.2 million of standby letters of credit outstanding under the Facility.

Total availability under the Facility was $150.8 million at March 31, 2019 and $108.8 at June 30, 2018. At both March 31, 2019 and June 30, 2018, we were in compliance with all the covenants under the Facility.

Share Repurchase Program

We may from time to time make repurchases in the open market and privately negotiated transactions, subject to market conditions, including pursuant to our previously announced repurchase program. There were no share repurchases under the program during the first nine months of fiscal 2019. At March 31, 2019, we had a remaining Board authorization to repurchase 2,518,046 shares of our common stock pursuant to our program.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of June 30, 2018, we had total contractual obligations of $184.2 million, of which $176.0 million related to our operating lease commitments. With the exception of the additional borrowings of $16.0 million under our renewed Facility, of which we had repaid $8.0 million by March 31, 2019, as described in the Capital Resources – Capital Needs section of this MD&A, there were no new material changes in our contractual obligations during the first nine months of fiscal 2019.

Dividends

In January 2019, we paid a $1.00 per share special cash dividend, in addition to the regular quarterly dividend of $0.19 per share. On January 28, 2019, our Board of Directors approved a regular quarterly dividend of $0.19 per share. The cash dividend of $5.1 million was paid on April 25, 2019, to common stockholders of record at the close of business on April 11, 2019. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.

Off-Balance Sheet Arrangements and Other Commitments and Contingencies

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such program in place at both March 31, 2019 and June 30, 2018 was for our consumer credit program as further described below.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Ethan Allen Consumer Credit Program - The terms and conditions of our consumer credit program, which is financed and administered by a third-party financial institution on a non-recourse basis to Ethan Allen, are set forth in an agreement between the Company and that financial service provider (the “Program Agreement”) which was last amended effective January 2014. Any independent retailer choosing to participate in the consumer credit program is required to enter into a separate agreement with that same third-party financial institution which sets forth the terms and conditions under which the retailer is to perform in connection with its offering of consumer credit to its customers (the “Retailer Agreement”). We have obligated ourselves on behalf of any independent retailer choosing to participate in our consumer credit program by agreeing, in the event of default, breach, or failure of the independent retailer to perform under such Retailer Agreement, to take on certain responsibilities of the independent retailer, including, but not limited to, delivery of goods and reimbursement of customer deposits. Customer receivables originated by independent retailers remain non-recourse to Ethan Allen. The Program Agreement will terminate on July 31, 2019, and the Company will utilize a substitute program upon termination. While the maximum potential amount of future payments (undiscounted) that we could be required to make under this obligation is indeterminable, recourse provisions exist that would enable us to recover, from the independent retailer, any amount paid or incurred by us related to our performance. Based on the underlying creditworthiness of our independent retailers, including their historical ability to perform satisfactorily in connection with the terms of our consumer credit program, we believe this obligation will expire without requiring funding by us. To ensure funding for delivery of products sold, the terms of the Program Agreement also contain a right for the financial services provider to demand from us collateral at a variable rate based on the volume of program sales if we do not meet a covenant regarding minimum working capital or tangible net worth. At both March 31, 2019 and June 30, 2018, we were in compliance with such covenant.

Product Warranties - Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties that extend up to twelve years and are provided based on terms that are generally accepted in the industry. All our domestic independent retailers are required to enter into and perform in accordance with the terms and conditions of a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasions, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. The Company’s product warranty liability totaled $1.4 million at March 31, 2019 compared with $1.5 million at June 30, 2018.

Significant Accounting Policies and Critical Accounting Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included in our 2018 Annual Report on Form 10-K. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.

We implemented ASC 606 in the first quarter of fiscal 2019. There have been no other changes in our significant accounting policies or critical accounting estimates during the first nine months of fiscal 2019 from those disclosed in our 2018 Annual Report on Form 10-K. Refer to Note 4, Revenue Recognition, for further details on the adoption of ASC 606.

Recent Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, to the consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our marketing programs continue to be strengthened with messaging focused on our stylish products, quality and service offerings. We expect to continue to maintain a targeted advertising program utilizing various advertising mediums during the remainder of fiscal 2019 as we broaden the reach of our messaging to drive more traffic to our design centers and to ethanallen.com.

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

We expect the home furnishings industry to remain extremely competitive with respect to both the sourcing of products and the wholesale and retail sale of those products for the foreseeable future. Domestic manufacturers continue to face pricing pressures because of the lower manufacturing costs on imports, particularly from Asia. While we also utilize overseas sourcing for approximately one quarter of our products, we choose to differentiate ourselves by maintaining a substantial North American manufacturing base, the majority of which is located in the United States. This structure enables us to leverage our vertically integrated structure to our advantage. We continue to believe that a balanced approach to product sourcing, which includes our own North American manufacturing of approximately 75% of our product offerings coupled with the import of other selected products, provides the greatest degree of flexibility and short lead times and is the most effective approach to ensuring that acceptable levels of quality and service are maintained.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates that could impact our financial position and results of operations.

Interest Rate Risk

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

At March 31, 2019, the fair value of our long-term debt was $8.0 million, which approximated its carrying amount and was determined based on quoted market prices for debt with a similar maturity. It is anticipated that the fair market value of our debt will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of our debt has been significantly impacted by current market events. The debt bears interest on the outstanding principal amount at a rate equal to the one-month LIBOR rate of 2.5% plus a spread using a debt leverage pricing grid currently at 1.5%. During the nine months ended March 31, 2019, we recorded interest expense of $0.1 million on our outstanding debt amounts. We currently do not engage in any interest rate hedging activity and we have no intention of doing so in the foreseeable future. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 100 basis point change (up or down) in the one-month LIBOR rate would not have a material effect on our consolidated results of operations and financial condition.

For further information regarding our other risk factors, see Item 7A – Quantitative and Qualitative Disclosures About Market Risk in our 2018 Annual Report on Form 10-K.

Foreign Currency Exchange Risk

Foreign currency exchange risk is primarily limited to our operation of Ethan Allen operated retail design centers located in Canada and our manufacturing plants in Mexico and Honduras, as substantially all purchases of imported parts and finished goods are denominated in United States dollars. As such, foreign exchange gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on our consolidated results of operations. A hypothetical 10% weaker United States dollar against all foreign currencies at March 31, 2019 would have had an immaterial impact on our consolidated results of operations and financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer (principal executive officer) and the Executive Vice President Administration and Chief Financial Officer (principal financial officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed with or submitted to the SEC is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes during the first nine months of fiscal 2019 to the matters discussed in Part I, Item 3 - Legal Proceedings in our 2018 Annual Report on Form 10-K.

Item 1A. Risk Factors

There have been no material changes during the first nine months of fiscal 2019 to the risk factors identified in section Item IA – Risk Factors in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c) Issuer Purchases of Equity Securities

The following table provides a month-to-month summary of the share repurchase activity during the three months ended March 31, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs
January 2019	-	$-	-	2,518,046
February 2019	-	$-	-	2,518,046
March 2019	-	$-	-	2,518,046
Total	-		-

On April 24, 2018, our Board of Directors approved an increase to the share repurchase program authorizing us to repurchase up to approximately 3,000,000 shares. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchases, if any, will be determined by our officers at their discretion, and as permitted by securities laws, covenants under existing bank agreements and other legal requirements, and will be based on a number of factors, including an evaluation of general market and economic conditions and the trading price of the common stock. The share repurchase program may be suspended or discontinued at any time without prior notice.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 6. Exhibits

(a)	Exhibits

The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: April 29, 2019	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2019	BY: /s/ Corey Whitely
Corey Whitely
Executive Vice President, Administration Chief Financial Officer and Treasurer
(Principal Financial Officer)