Form 10-Q
period 2019-09-30
ETHAN ALLEN INTERIORS INC
filed 2019-11-04
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 1-11692

_________________________________________________

Ethan Allen Interiors Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1275288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Lake Avenue Ext., Danbury, Connecticut	06811-5286
(Address of principal executive offices)	(Zip Code)

(203) 743-8000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock $0.01 par value	New York Stock Exchange	ETH
(Title of each class)	(Name of each exchange on which registered)	(Trading symbol)

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 28, 2019 was 26,589,445.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(In thousands, except par value)

	September 30, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$45,876	$20,824
Accounts receivable, net	12,345	14,247
Inventories, net	151,421	162,389
Prepaid expenses and other current assets	23,189	18,830
Total current assets	232,831	216,290

Property, plant and equipment, net	244,574	245,246
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	127,837	-
Deferred income taxes	2,060	2,108
Other assets	1,469	1,579
Total assets	$653,899	$510,351

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$29,020	$35,485
Customer deposits	65,195	56,714
Accrued compensation and benefits	22,508	21,327
Short-term debt	-	550
Current operating lease liabilities	30,662	-
Other current liabilities	12,514	8,750
Total current liabilities	159,899	122,826
Long-term debt	-	516
Operating lease liabilities, long-term	119,235	-
Deferred income taxes	1,037	1,069
Other long-term liabilities	3,225	22,011
Total liabilities	$283,396	$146,422

Commitments and contingencies (see Note 14)
Shareholders' equity:
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	$-	$-
Common stock, $0.01 par value, 150,000 shares authorized, 49,050 and 49,049 shares issued; 26,588 and 26,587 shares outstanding at September 30, 2019 and June 30, 2019, respectively	491	491
Additional paid-in capital	378,082	377,913
Treasury stock, at cost: 22,462 and 22,462 shares at September 30, 2019 and June 30, 2019, respectively	(656,597)	(656,597)
Retained earnings	654,621	647,710
Accumulated other comprehensive loss	(6,150)	(5,651)
Total Ethan Allen Interiors Inc. shareholders' equity	370,447	363,866
Noncontrolling interests	56	63
Total shareholders' equity	370,503	363,929
Total liabilities and shareholders' equity	$653,899	$510,351

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three months ended
	September 30,
	2019	2018
Net sales	$173,921	$187,785
Cost of sales	80,127	86,335
Gross profit	93,794	101,450

Selling, general and administrative expenses	86,010	89,651
Restructuring and impairment charges (gains)	(10,857)	-
Operating income	18,641	11,799
Interest income, net of interest (expense)	19	(27)
Income before income taxes	18,660	11,772
Provision for income taxes	4,554	2,932
Net income	$14,106	$8,840

Per share data
Basic earnings per common share:
Net income per basic share	$0.53	$0.33
Basic weighted average common shares	26,713	26,539
Diluted earnings per common share:
Net income per diluted share	$0.53	$0.33
Diluted weighted average common shares	26,750	26,940

Comprehensive income
Net income	$14,106	$8,840
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(499)	1,247
Other	(7)	(26)
Other comprehensive income (loss), net of tax	(506)	1,221
Comprehensive income	$13,600	$10,061

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three months ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$14,106	$8,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,976	5,000
Shared-based compensation expense	151	491
Non-cash operating lease cost	8,022	-
Deferred income taxes	564	99
Restructuring and impairment charges (gains)	(6,717)	-
Restructuring payments	(4,071)	-
Loss on disposal of property, plant and equipment	9	12
Other	79	104
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	1,767	(408)
Inventories	8,999	(2,707)
Prepaid expenses and other current assets	(3,980)	(1,538)
Customer deposits	7,943	6,328
Accounts payable and accrued expenses	(4,763)	1,336
Accrued compensation and benefits	2,734	4,592
Operating lease liabilities	(8,066)	-
Other assets and liabilities	2,643	2,291
Net cash provided by operating activities	23,396	24,440

Cash Flows from Investing Activities
Proceeds from disposal of property, plant and equipment	11,615	-
Capital expenditures	(3,414)	(2,777)
Acquisitions, net of cash acquired	(1,281)	-
Other investing activities	20	32
Net cash provided by (used in) investing activities	6,940	(2,745)

Cash Flows from Financing Activities
Payments on debt and finance lease liabilities	(137)	(165)
Payment of cash dividends	(5,075)	(5,065)
Other financing activities	18	637
Net cash used in financing activities	(5,194)	(4,593)

Effect of exchange rate changes on cash and cash equivalents	(90)	125

Net increase in cash and cash equivalents	25,052	17,227
Cash and cash equivalents at beginning of period	20,824	22,363
Cash and cash equivalents at end of period	$45,876	$39,590

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Unaudited)

 (In thousands)

Three months ended September 30, 2019
						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2019	49,049	$491	$377,913	22,462	$(656,597)	$(5,651)	$647,710	$63	$363,929
Net income	-	-	-	-	-	-	14,106	-	14,106
Common stock issued on share-based awards	1	-	18	-	-	-	-	-	18
Share-based compensation expense	-	-	151	-	-	-	-	-	151
Impact of ASU 2016-02 adoption, net of tax	-	-	-	-	-	-	(1,585)	-	(1,585)
Cash dividends declared	-	-	-	-	-	-	(5,610)	-	(5,610)
Other comprehensive income (loss)	-	-	-	-	-	(499)	-	(7)	(506)
Balance at September 30, 2019	49,050	$491	$378,082	22,462	$(656,597)	$(6,150)	$654,621	$56	$370,503

Three months ended September 30, 2018
						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2018	48,989	$490	$376,950	22,460	$(656,551)	$(6,171)	$669,013	$139	$383,870
Net income	-	-	-	-	-	-	8,840	-	8,840
Common stock issued on share-based awards	40	-	637	-	-	-	-	-	637
Share-based compensation expense	-	-	491	-	-	-	-	-	491
Cash dividends declared	-	-	-	-	-	-	(5,072)	-	(5,072)
Other comprehensive income (loss)	-	-	-	-	-	1,247	-	(26)	1,221
Balance at September 30, 2018	49,029	$490	$378,078	22,460	$(656,551)	$(4,924)	$672,781	$113	$389,987

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Organization and Nature of Business

Founded in 1932 and incorporated in Delaware in 1989, Ethan Allen Interiors Inc., through its wholly-owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, “we,” “us,” “our,” “Ethan Allen” or the “Company”), is a leading interior design company, manufacturer and retailer in the home furnishings marketplace. Today we are a global luxury international home fashion brand that is vertically integrated from design through delivery, which affords our clientele a value proposition of style, quality and price. We provide complimentary interior design service to our customers and sell a full range of furniture products and decorative accents through a retail network of approximately 300 design centers in the United States and abroad as well as online at ethanallen.com. The design centers represent a mix of independent licensees and Company-owned and operated locations. Our Company operates retail design centers located in the United States and Canada. The independently operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate nine manufacturing facilities, including six manufacturing plants in the United States plus two plants in Mexico and one in Honduras.

(2)	Interim Basis of Presentation

Use of Estimates. We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. Areas in which significant estimates have been made include, but are not limited to, revenue recognition, inventory obsolescence, useful lives for property, plant and equipment, goodwill and indefinite-lived intangible asset impairment analyses, business insurance retention reserves, tax valuation allowances, the evaluation of uncertain tax positions and other loss reserves.

Principles of Consolidation. Ethan Allen conducts business globally and has strategically aligned its business into two reportable segments: Wholesale and Retail. These two segments represent strategic business areas of our vertically integrated enterprise that operate separately and provide their own distinctive services. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany activity and balances have been eliminated from the consolidated financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three months ended September 30, 2019 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our fiscal 2019 Annual Report on Form 10-K (the “2019 Annual Report on Form 10-K”).

Reclassifications. Certain reclassifications have been made to the amounts in prior periods in order to conform to the current period’s presentation. These changes were made for disclosure purposes only and did not have any impact on previously reported results.

The Company has evaluated subsequent events through the date that the financial statements were issued.

(3)	Recent Accounting Pronouncements

New Accounting Standards or Updates Recently Adopted

Leases – In February 2016, the FASB issued accounting standards update (“ASU”) 2016-02, Leases (Topic 842), an update related to accounting for leases. This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity's leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted. In July 2018, the FASB approved an amendment to the new guidance that allows companies the option of using the effective date of the new standard as the initial application (at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period) and to recognize the effects of applying the new ASU as a cumulative effect adjustment to the opening balance sheet or retained earnings.

We adopted ASU 2016-02 as of July 1, 2019 using the modified retrospective method and have not restated comparative periods. The Company elected the package of practical expedients upon adoption, which permits us to (i) not reassess whether any expired or existing contracts are or contain leases, (ii) to not reassess lease classification for any expired or existing leases, and (iii) to not reassess treatment of initial direct costs, if any, for any expired or existing leases. In addition, we elected not to separate lease and non-lease components when determining the ROU asset and lease liability for our design center real estate leases and did not elect the hindsight practical expedient, which would have allowed us to use hindsight when determining the remaining lease term as of the adoption date on July 1, 2019. Lastly, we elected the short-term lease exception policy for all leases, permitting us to exclude the recognition requirements of this standard from leases with initial terms of 12 months or less.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Upon adoption we recognized operating lease assets of $129.7 million and operating lease liabilities of $149.7 million on our consolidated balance sheet. In addition, $20.0 million of deferred rent and various lease incentives, which were recorded as other long-term liabilities as of June 30, 2019 were reclassified as a component of the right-of-use assets upon adoption. The Company also recognized a cumulative adjustment as of July 1, 2019, which decreased opening retained earnings by $1.6 million due to the impairment of certain right-of-use assets. The adoption of the new standard did not have a material impact on the consolidated statements of operations or cash flows. See Note 6 for further details on new disclosures required under ASU 2016-02.

Recent Accounting Standards or Updates Not Yet Effective

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

No other new accounting pronouncements issued or effective as of September 30, 2019 have had or are expected to have an impact on our consolidated financial statements.

(4)	Revenue Recognition

Our reported revenue (net sales) consist substantially of product sales. We report product sales net of discounts and recognize them at the point in time when control transfers to the customer. For sales to our customers in our wholesale segment, control typically transfers when the product is shipped. For sales in our retail segment, control generally transfers upon delivery to the customer. We recognize shipping and handling expense as fulfillment activities (rather than as a promised good or service) when the activities are performed even if those activities are performed after the control of the good has been transferred. Accordingly, we record the expenses for shipping and handling activities at the same time we recognize net sales. We exclude from the measurement of the transaction price all taxes imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes). We do not adjust net sales for the effects of financing components as we believe that we will receive payment from the customer within one year of when we transfer control of the related goods.

Estimated refunds for sales returns and allowances are based on our historical return patterns. We record these estimated refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At September 30, 2019 and June 30, 2019, these amounts were immaterial.

In many cases we receive deposits from customers before we have transferred control of our product to our customers, resulting in contract liabilities. These contract liabilities are reported as a current liability in Customer Deposits on our consolidated balance sheets. At June 30, 2019 we had customer deposits of $56.7 million, of which we recognized $46.5 million as net sales upon delivery to the customer during the three months ended September 30, 2019. Customer deposits totaled $65.2 million at September 30, 2019.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table disaggregates net sales by product category by segment for the three months ended September 30, 2019 (in thousands):

	Wholesale	Retail	Total
Upholstery furniture(1)	$50,020	$63,236	$113,256
Case goods furniture(2)	34,029	38,760	72,789
Accents(3)	17,997	29,982	47,979
Other(4)	(717)	5,288	4,571
Total before intercompany eliminations	$101,329	$137,266	238,595
Intercompany eliminations(5)			(64,674)
Consolidated net sales			$173,921

(1)	Upholstery furniture includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.

(2)	Case goods furniture includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture, and wooden accents.

(3)

Accents includes items such as window treatments and drapery hardware, wall décor, florals, lighting, clocks, mattresses, bedspreads, throws, pillows, decorative accents, area rugs, wall coverings and home and garden furnishings.

(4)

Other includes product delivery sales, the Ethan Allen Hotel room rentals and banquets, sales of third-party furniture protection plans and other miscellaneous product sales less prompt payment discounts, sales allowances and other incentives.

(5)	Represents the elimination of all intercompany wholesale segment sales to the retail segment during the period presented.

(5)	Inventories

Inventories are stated at the lower of cost (on first-in, first-out basis) or net realizable value. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory.

Inventories at September 30, 2019 and June 30, 2019 are summarized as follows (in thousands):

	September 30,	June 30,
	2019	2019
Finished goods	$119,272	$128,047
Work in process	9,545	9,185
Raw materials	24,114	26,661
Inventory reserve	(1,510)	(1,504)
Inventories, net	$151,421	$162,389

(6)	Leases

During the first quarter of fiscal 2020, we adopted ASU 2016-02 and all related amendments. The guidance requires lessees to recognize substantially all leases on their balance sheet as a right-of-use (“ROU”) asset and a lease liability.

Lease Accounting Policy

The Company has operating leases for many of its design centers that expire at various dates through fiscal 2040. In addition, we also lease certain tangible assets, including computer equipment and vehicles with lease terms ranging from three to five years. We determine if a contract contains a lease at inception based on our right to control the use of an identified asset and our right to obtain substantially all of the economic benefits from the use of that identified asset. Certain operating leases have renewal options and rent escalation clauses as well as various purchase options. We assess these options to determine if we are reasonably certain of exercising these options based on all relevant economic and financial factors. Any options that meet these criteria are included in the lease term at lease commencement.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Lease right-of-use assets represent the right to use an underlying asset pursuant to the lease for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Lease right-of-use assets and lease liabilities are recognized at the commencement of an arrangement where it is determined at inception that a lease exists. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using our incremental borrowing rate generally applicable to the location of the lease right-of-use asset, unless an implicit rate is readily determinable. We combine lease and certain non-lease components for our design center real estate leases in determining the lease payments subject to the initial present value calculation. Lease right-of-use assets include upfront lease payments and exclude lease incentives, where applicable. Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised.

Lease expense for operating leases consists of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred, where applicable, and include certain index-based changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. In addition, certain of our equipment lease agreements include variable lease payments, which are based on the usage of the underlying asset. The variable portion of payments are not included in the initial measurement of the asset or lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred.

We have elected the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed on a straight-line basis over the lease term.

Key Estimates and Judgments

Key estimates and judgments in applying ASU 2016-02 include how the Company determines the discount rate to discount the unpaid lease payments to present value and the lease term.

ASC 842 requires companies to use the rate implicit in the lease whenever that rate is readily determinable and if the interest rate is not readily determinable, then a lessee may use its incremental borrowing rate. Most of our leases do not have an interest rate implicit in the lease. As a result, for purposes of measuring our ROU asset and lease liability, we determined our incremental borrowing rate by computing the rate of interest that we would have to pay to (i) borrow on a collateralized basis (ii) over a similar term (iii) at an amount equal to the total lease payments and (iv) in a similar economic environment. We used the incremental borrowing rates we determined as of July 1, 2019 for operating leases that commenced prior to that date. In the case an interest rate is implicit in a lease we will use that rate as the discount rate for that lease. The lease term for all of our lease arrangements include the noncancelable period of the lease plus, if applicable, any additional periods covered by an option to extend the lease that is reasonably certain to be exercised by the Company. Our leases generally do not include termination options for either party to the lease or restrictive financial or other covenants. Some of our leases contain variable lease payments based on a Consumer Price Index or percentage of sales, which are excluded from the measurement of the lease liability.

The Company's lease terms and discount rates are as follows:

September 30, 2019
Weighted-average remaining lease term (in years)
Operating leases	6.7
Finance leases	1.8
Weighted-average discount rate
Operating leases	3.7%
Finance leases	4.6%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table discloses the location and amount of our operating and finance lease costs within our consolidated statement of comprehensive income (in thousands):

	Statement of Comprehensive Income Location	Three months ended September 30, 2019
Operating lease cost	Selling, general and administrative (“SG&A”)	$8,022
Finance lease cost:
Depreciation of property	SG&A	146
Interest on lease liabilities	Interest income, net of interest (expense)	9
Short-term lease cost	SG&A	387
Variable lease cost(1)	SG&A	2,463
Less: Sublease income	SG&A	(506)
Total lease expense		$10,521

(1)	Variable lease payments include index-based changes in rent, maintenance, real estate taxes, insurance and other charges included in the lease.

Operating lease rent expense during the three months ended September 30, 2018, as reported within SG&A was $8.0 million, net of sublease rental income of $0.5 million.

The following table discloses the operating and finance lease assets and liabilities recognized within our consolidated balance sheet as of September 30, 2019 (in thousands):

	Consolidated Balance Sheet Location	September 30, 2019
Assets
Operating leases	Operating lease right-of-use assets (non-current)	$127,837
Finance leases	Property, plant and equipment, net	953
Total lease assets		$128,790

Liabilities
Current:
Operating leases	Current operating lease liabilities	$30,662
Finance leases	Other current liabilities	582
Noncurrent:
Operating leases	Operating lease liabilities, long-term	119,235
Finance leases	Other long-term liabilities	347
Total lease liabilities		$150,826

The ROU assets by segment are as follows as of September 30, 2019 (in thousands):

Retail	$127,904
Wholesale	886
Total ROU assets	$128,790

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of September 30, 2019 (in thousands):

Fiscal Year	Operating Leases	Finance Leases
Remainder of fiscal 2020 (nine months)	$25,971	$441
2021	31,627	440
2022	27,563	59
2023	21,189	20
2024	16,100	-
Thereafter	49,489	-
Total undiscounted future minimum lease payments	171,939	960
Less: imputed interest	(22,042)	(31)
Total present value of lease obligations	$149,897	$929

At September 30, 2019, we did not have any significant operating or finance leases that had not commenced.

Other information for the Company's leases is as follows (in thousands):

Three months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,851
Operating cash flows from finance leases	$147
Operating lease assets obtained in exchange for new operating lease liabilities	$6,916

At the beginning of fiscal 2020, the Company adopted ASU 2016-02, and as required, the following disclosure is provided for periods prior to adoption. As of June 30, 2019, future minimum payments under non-cancelable leases were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases (1)
2020	$33,761	$550
2021	30,534	437
2022	26,443	60
2023	20,276	19
2024	15,345	-
Thereafter	43,500	-
Total	$169,859	$1,066

(1)

As of June 30, 2019, our capital lease obligations were $1.1 million of which the current and long-term portions were included within short-term debt and long-term debt, respectively, in the consolidated balance sheet. Monthly minimum lease payments were accounted for as principal and interest payments.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We are subject to a U.S. federal statutory tax rate of 21% for the fiscal year ending June 30, 2020. The Company’s consolidated effective tax rate was 24.4% for the three months ended September 30, 2019 compared with 24.9% in the year ago first quarter. The current fiscal year’s effective tax rate primarily includes a provision for income tax on the taxable year’s income, tax expense on the maintenance of a valuation allowance on Canadian deferred tax assets and tax and interest expense on uncertain tax positions. The prior quarter’s effective tax rate primarily includes tax expense on the taxable year’s net income, tax expense on the cancelation of stock options and tax and interest expense on uncertain tax positions.

(8)	Debt

Total debt obligations at September 30, 2019 and June 30, 2019 consist of the following (in thousands):

	September 30,	June 30,
	2019	2019

Borrowings under revolving credit facility	$-	$-
Capital leases (1)	-	1,066
Total debt	-	1,066
Less current maturities	-	550
Total long-term debt	$-	$516

(1)

Capital leases were previously reported as debt as of June 30, 2019. Upon the adoption of the new leasing standard, the Company reclassified its capital lease obligations from short and long-term debt to other current liabilities and other long-term liabilities, respectively. Refer to Note 6 for further details regarding capital lease obligations.

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

Borrowings under the Facility

As of September 30, 2019, we had no borrowings outstanding under the Facility.

Debt Obligations

As of September 30, 2019, we have no current outstanding long-term debt obligations. Interest expense incurred during the three months ended September 30, 2019 and 2018 were immaterial.

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

At September 30, 2019 and June 30, 2019, there was $5.9 million and $6.1 million, respectively, of standby letters of credit outstanding under the Facility. Total availability under the Facility was $148.4 million at September 30, 2019 and $158.9 at June 30, 2019. At both September 30, 2019 and June 30, 2019, we were in compliance with all the covenants under the Facility.

(9)	Restructuring and Impairment Activities

Optimization of Manufacturing and Logistics

During the fourth quarter of fiscal 2019, we initiated restructuring plans to consolidate our manufacturing and logistics operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage. As of June 30, 2019, we permanently ceased operations at our Passaic, New Jersey property and, for the most part, transferred our Old Fort, North Carolina case goods manufacturing operations to our other existing operations. As a result, approximately 325 of our associates in Old Fort and 55 associates in Passaic were terminated.

During the first quarter of fiscal 2020, we continued with this optimization project as we converted the Old Fort facility into a distribution center and expanded our existing Maiden, North Carolina manufacturing campus while finalizing severance and other exit costs associated with our case goods operations. In connection with the foregoing first quarter fiscal 2020 initiatives, we recorded pre-tax restructuring and other exit charges totaling $1.7 million, consisting of $1.1 million in manufacturing variances associated with the closing of the Passaic property and the repurposing of the Old Fort case goods manufacturing operations, $0.4 million in employee severance and other payroll and benefit costs, and $0.2 million of other exit costs. The manufacturing overhead variances of $1.1 million were recorded within Cost of Sales with the remaining $0.6 million recorded within the line item Restructuring and Impairment Charges (Gains) in the consolidated statements of comprehensive income.

As part of our optimization plans, we completed the sale of our Passaic property in September 2019 to an independent third party and received $12.4 million in cash less certain adjustments set forth in the purchase and sale agreement, including $0.9 million in selling and other closing costs. As a result of the sale, the Company recognized a pre-tax gain of $11.5 million in the first quarter of fiscal 2020, which was recorded within the line item Restructuring and Impairment Charges (Gains) in the consolidated statements of comprehensive income.

Inventory Write-downs

During the first quarter of fiscal 2020 we recorded a non-cash charge of $3.1 million related to the write-down and disposal of certain slow moving and discontinued inventory items, which was due to actual demand and forecasted market conditions for these inventory items being less favorable than originally estimated. Of the total inventory write-down, $2.7 million related to slow moving finished goods with the remaining $0.4 million consisting of raw materials that were disposed. The non-cash inventory write-down was recorded in the consolidated statement of comprehensive income within the line item Cost of Sales.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Summary of Restructuring, Impairments and Other related charges (gains)

Restructuring, impairment and other related costs incurred during the first quarter of fiscal 2020 were as follows (in thousands):

Three months ended
September 30, 2019
Optimization of manufacturing and logistics	$640
Gain on sale of Passaic property	(11,497)
Total Restructuring and other exit costs (income)	$(10,857)
Manufacturing overhead costs	1,052 (1)
Inventory write-downs	3,088 (1)
Total	$(6,717)

(1)	Manufacturing overhead costs and inventory write-downs are reported within Cost of Sales in the consolidated statements of comprehensive income.

Restructuring and Other Related Charges Rollforward

The Company’s restructuring activity is summarized in the table below (in thousands):

		Fiscal 2020 Activity
Optimization of Manufacturing and Logistics	Balance June 30, 2019	New Charges (Income)	Non-Cash	(Payments) Receipts	Balance Sept 30, 2019
Employee severance, other payroll and benefit costs	$1,714	$449	$-	$(2,002)	$161	(1)
Manufacturing overhead costs	-	1,052	-	(1,052)	-
Gain on sale of Passaic property	-	(11,497)	245	11,612	(130	) (2)
Other exit and relocation costs	-	191	(465)	(697)	(41	) (3)
Sub-total	$1,714	$(9,805)	$(220)	$7,861	$(10)

Inventory write-downs
Inventory write-downs	$-	$3,088	$3,088	$-	$-

Other Restructuring and Impairment Charges
Lease exit costs (remaining lease rentals)	$3,145	$-	$2,878	$(267)	$-	(4)
Other charges (income)	224	-	-	(53)	171	(5)
Sub-total	3,369	-	2,878	(320)	171
Total Restructuring, Impairments and other exit costs	$5,083	$(6,717)	$5,746	$7,541	$161

(1)

Remaining severance expected to be paid during the second quarter of fiscal 2020. The balance of $0.2 million is reported within Accrued compensation and benefits in our consolidated balance sheet as of September 30, 2019.

(2)

The remaining balance of $0.1 million as of September 30, 2019 represents prepaid income taxes from the sale of the Passaic property, which are recorded as a reduction to our income taxes payable balance reported in Other current liabilities.

(3)

Balance represents proceeds to be received from inventory sold at auction in the closing of the Passaic property. We expect to receive the proceeds from these sales during the second quarter of fiscal 2020. The balance is reported within Prepaid expenses and other current assets as of September 30, 2019.

(4)

The previously recorded vacant space liability was reclassified from Accounts payable and accrued expenses and Other long-term liabilities to Operating lease right-of-use assets upon the adoption of ASU 2016-02, which requires all right-of-use assets to be measured net of any Topic 420 lease liabilities.

(5)	The remaining balance from the other charges (income) as of September 30, 2019 is recorded within Accounts payable and accrued expenses.

(10)	Share-Based Compensation

During the three months ended September 30, 2019 and 2018, we recognized total share-based compensation expense of $0.2 million and $0.5 million, respectively. These amounts have been included in the consolidated statements of comprehensive income within selling, general and administrative expenses. As of September 30, 2019, $1.8 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 2.3 years. There was no share-based compensation capitalized for the three months ended September 30, 2019 or 2018.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

At September 30, 2019, there were 1,470,810 shares of common stock available for future issuance pursuant to the Ethan Allen Interiors Inc. Stock Incentive Plan. Stock options are granted with an exercise price equal to the market price of our common stock at the date of grant, vest ratably over a specified service period, and have a contractual term of 10 years. Equity awards can also include performance vesting conditions. Company policy further requires an additional one year holding period beyond the service vest date for certain executives. Grants to independent directors have a three-year service vesting condition.

A summary of stock option activity during the three months ended September 30, 2019 is presented below.

		Weighted
		Average
	Options	Exercise Price
Outstanding at June 30, 2019	378,911	$21.95
Granted	34,188	$17.55
Exercised	(1,500)	$11.74
Canceled (forfeited/expired)	(17,497)	$25.61
Outstanding at September 30, 2019	394,102	$21.45
Exercisable at September 30, 2019	322,483	$21.36

There were no stock option awards granted to employees during each of the periods presented. Non-employee (independent) directors were granted stock options during the first quarter of each fiscal year presented and valued using the Black-Scholes option pricing model with the following assumptions.

	Q1 2020	Q1 2019
Volatility	30.8%	31.3%
Risk-free rate of return	1.55%	2.80%
Dividend yield	3.97%	3.24%
Expected average life (years)	5.3	5.0

A summary of stock unit awards activity during the three months ended September 30, 2019 is presented below.

	Units	Grant Date Fair Value
Outstanding at June 30, 2019	313,882	$22.82
Granted	99,405	$12.72
Vested	-	$-
Canceled (forfeited/expired)	-	$-
Outstanding at September 30, 2019	413,287	$20.37

We estimate, as of the date of grant, the fair value of performance stock units with a discounted cash flow model, using as model inputs the risk-free rate of return as the discount rate, dividend yield for dividends not paid during the restriction period, and a discount for lack of marketability for a one-year post-vest holding period. The lack of marketability discount used is the present value of a future put option using a Monte-Carlo simulation. The weighted average assumptions used for the stock units granted during the first quarter of fiscal 2020 and 2019, respectively, is presented below.

	Q1 2020	Q1 2019
Volatility	30.5%	32.1%
Risk-free rate of return	1.72%	2.72%
Dividend yield	3.97%	3.24%
Expected average life (years)	3.0	3.0

There was no restricted stock award activity during fiscal 2020. As of September 30, 2019, there were no restricted stock awards outstanding.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(11)	Earnings Per Share

Basic and diluted earnings per share (“EPS”) are calculated using the following weighted average share data (in thousands):

	Three months ended
	September 30,
	2019	2018
Weighted average shares outstanding for basic calculation	26,713	26,539
Dilutive effect of stock options and other share-based awards	37	401
Weighted average shares outstanding adjusted for dilution calculation	26,750	26,940

Dilutive potential common shares consist of stock options and performance stock units.

As of September 30, 2019 and 2018, stock options to purchase 232,914 and 157,294 common shares, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

As of September 30, 2019 and 2018, the number of performance-based equity award grants excluded from the calculation of diluted EPS was 287,287 and 288,815, respectively. Performance-based awards are excluded from the calculation of diluted EPS unless the performance criteria are probable of being achieved as of the balance sheet date.

(12)	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments which are the result of changes in foreign currency exchange rates related to our operations outside the U.S. Assets and liabilities are translated into U.S. dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred. The following table sets forth the activity in accumulated other comprehensive loss for the fiscal year-to-date period ended September 30, 2019 (in thousands).

	Three months ended
	September 30,
	2019	2018
Beginning balance at July 1	$(5,651)	$(6,171)
Foreign currency translation adjustments	(499)	1,247
Amounts reclassified from accumulated other comprehensive income	-	-
Current period other comprehensive income (loss)	(499)	1,247
Ending balance at September 30	$(6,150)	$(4,924)

(13)	Segment Information

Our operating segments are aligned with how the Company, including its chief operating decision maker, manages the business. As such, our reportable operating segments are the Wholesale segment and the Retail segment. Our wholesale and retail operating segments represent strategic business areas of our vertically integrated enterprise that operate separately and provide their own distinctive services. This vertical structure enables us to offer our complete line of home furnishings and accents more effectively while controlling quality and cost. We evaluate performance of the respective segments based upon revenues and operating income. Inter-segment transactions result, primarily, from the wholesale sale of inventory to the retail segment, including the related profit margin.

As of September 30, 2019, the Company operated 145 design centers (our retail segment) and our independent retailers operated 156 design centers. Our wholesale segment net sales include sales to our retail segment, which are eliminated in consolidation, and sales to our independent retailers. Our retail segment net sales accounted for 79% of our consolidated net sales in the three months ended September 30, 2019. Our wholesale segment net sales accounted for the remaining 21%.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Segment information for the three months ended September 30, 2019 and 2018 is provided below (in thousands):

	Three months ended
	September 30,
	2019	2018
Net sales
Wholesale segment	$101,329	$118,072
Retail segment	137,266	145,214
Elimination of intercompany sales	(64,674)	(75,501)
Consolidated Total	$173,921	$187,785

Income before income taxes
Wholesale segment	$16,928	$14,315
Retail segment	1,564	(1,559)
Elimination of intercompany profit (a)	149	(957)
Operating income	18,641	11,799
Interest income, net of interest (expense)	19	(27)
Consolidated Total	$18,660	$11,772

Depreciation and amortization
Wholesale segment	$1,890	$1,961
Retail segment	2,086	3,039
Consolidated Total	$3,976	$5,000

Capital expenditures
Wholesale segment	$1,163	$850
Retail segment	2,251	1,927
Consolidated Total	$3,414	$2,777

(a)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.

	September 30,	June 30,
	2019	2019
Total Assets:
Wholesale segment	$249,539	$237,354
Retail segment	430,563	299,125
Inventory profit elimination (b)	(26,203)	(26,128)
Consolidated Total	$653,899	$510,351

(b)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(14)	Commitments and Contingencies

We accrue non-income tax liabilities for contingencies when management believes that a loss is probable, and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. We are routinely party to various legal proceedings, claims and litigation that have arisen in the ordinary course of business, including employment matters, commercial and intellectual property disputes and environmental items. For more information on how we determine whether to accrue for potential losses resulting from litigation, see Note 20 to our consolidated financial statements included in our 2019 Annual Report on Form 10-K. Environmental items typically involve investigations and proceedings concerning air emissions, hazardous waste discharges, and/or management of solid and hazardous wastes. Under applicable environmental laws and regulations, we and/or our subsidiaries are, or may be, required to remove or mitigate the effects on the environment due to the disposal or release of certain hazardous materials. We believe that our facilities are in material compliance with all such applicable laws and regulations.

The outcome of all the matters against us is subject to future resolution, including the uncertainties of litigation. Based on information available at September 30, 2019, management believes that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

-	Forward-Looking Statements
-	Executive Overview
-	Key Operating Metrics
-	Results of Operations
-	Reconciliation of Non-GAAP Financial Measures
-	Liquidity
-	Capital Resources
-	Share Repurchase Program
-	Contractual Obligations
-	Dividends
-	Off-Balance Sheet Arrangements and Other Commitments and Contingencies
-	Foreign Currency
-	Significant Accounting Policies and Critical Accounting Estimates
-	Recent Accounting Pronouncements
-	Business Outlook

The following MD&A should be read in conjunction with our 2019 Annual Report on Form 10-K, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission (the “SEC”), and the consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this MD&A, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors found in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “will,” “may,” “continue,” “project,” ”target,” “outlook,” “forecast,” “guidance,” variations of such words, and similar expressions and the negatives of such forward-looking words are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to management decisions and various assumptions about future events and are not guarantees of future performance. Actual results could differ materially from those anticipated in the forward-looking statements due to a number of risk factors and uncertainties including, but not limited to the following: a volatile retail environment and changing economic conditions may further adversely affect consumer demand and spending; global and local economic uncertainty may materially adversely affect our manufacturing operations or sources of merchandise and international operations; disruptions of our supply chain; changes in United States trade and tax policy; competition from overseas manufacturers and domestic retailers; failure to successfully anticipate or respond to changes in consumer tastes and trends in a timely manner; our ability to maintain and enhance our brand; our number of manufacturing and logistics sites may increase our exposure to business disruptions and could result in higher transportation costs; fluctuations in the price, availability and quality of raw materials could result in increased costs or cause production delays; our current and former manufacturing and retail operations and products are subject to increasingly stringent environment, health and safety requirements; the use of emerging technologies as well as unanticipated changes in the pricing and other practices of competitors; reliance on information technology systems to process transactions, summarize results, and manage our business and that of certain independent retailers; disruptions in both our primary and back-up systems; product recalls or product safety concerns; successful cyber-attacks and the ability to maintain adequate cyber-security systems and procedures; loss, corruption and misappropriation of data and information relating to customers; loss of key personnel; additional asset impairment charges that could reduce our profitability; access to consumer credit could be interrupted as a result of conditions outside of our control; our ability to locate new design center sites and/or negotiate favorable lease terms for additional design centers or for the expansion of existing design centers; changes to fiscal and tax policies; our operations present hazards and risks which may not be fully covered by insurance; possible failure to protect our intellectual property; and other factors described under Part I, Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K, and elsewhere herein.

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

Executive Overview

We are a leading interior design company and manufacturer and retailer of quality home furnishings. Founded over 87 years ago, today we are a leading international home fashion brand doing business in North America, Europe, Asia and the Middle East. We are vertically integrated from design through delivery, affording our clientele a value proposition of style, quality and price. We offer complementary interior design service to our clients and sell a full range of furniture products and decorative accents through ethanallen.com and a network of approximately 300 design centers in the United States and abroad. The design centers represent a mix of independent licensees and our own Company operated retail segment. We own and operate nine manufacturing facilities, including six manufacturing plants in the United States plus two plants in Mexico and one in Honduras.

Our business model is to maintain continued focus on (i) capitalizing on the strength of our interior design professionals and management in our retail design centers, (ii) communicating our messages with effective advertising and marketing campaigns, (iii) utilizing ethanallen.com as a key marketing tool to drive traffic to our design centers, (iv) investing in new technologies across key aspects of our vertically integrated business, and (v) leveraging the benefits of our vertical integration by maintaining manufacturing capacity in North America where we manufacture approximately 75% of our products.

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

We measure the performance of our wholesale and retail segments based on total net sales on a comparable period basis. We also measure wholesale orders booked on a comparable period basis. Wholesale orders booked reflect new orders placed with our wholesale segment from all sales channels, including our retail segment, independent retailers and contract customers. The frequency and timing of our promotional events can affect the comparability of orders booked during a given period.

Fiscal 2020 First Quarter in Review – We continued strengthening our product and marketing programs during the first three months of fiscal 2020 and believe we are well positioned for future growth. In September 2019, we completed the sale of our Passaic, New Jersey facility, to an independent third party, and received $12.4 million in cash less certain adjustments, including $0.9 million in selling and other closing costs. The resulting net gain of $11.5 million from this sale is reported within our wholesale segment operating results. This transaction, together with our cash provided by operating activities, increased our cash on hand at the end of the quarter by 120% to $45.9 million. While our wholesale orders from China declined 37.6% mainly due to the imposition of tariffs by China, our contract business, driven by the GSA contract, had a strong quarter with orders growing by 62.4%. Total wholesale orders excluding our China business increased 0.7%, and including the impact of decreased China orders, our total wholesale orders decreased 1.5% in the first quarter of fiscal 2020 compared with the same quarter last fiscal year.

Adjusted gross and operating margin expansion helped increase our adjusted diluted earnings per share in fiscal 2020 to $0.35, up 6.1% from $0.33 in the year ago first quarter. Consolidated net sales decreased 7.4% primarily due to lower sales to China and a 5.5% decrease in retail net sales. For the three months ended September 30, 2019, adjusted gross margin was 56.3%, up from 54.0% a year ago, due to improved retail and wholesale gross margin coupled with a change in the retail sales mix relative to total sales, which was 78.9% compared with 77.3% in the comparable prior year period. Adjusted operating expenses, as expressed as percentage of sales, increased to 49.3% compared with 47.7% a year ago primarily due to net sales decreasing 7.4% while adjusted operating expenses declined 4.4%. The effective income tax rate was 24.4% in the current quarter compared with 24.9%.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Key Operating Metrics

A summary of our key operating metrics is presented in the following table ($ in millions, except per share amounts).

	Three months ended September 30,
	2019	% of Sales	2018	% of Sales
Net sales	$173.9		$187.8
Gross profit	$93.8	53.9%	$101.5	54.0%
Adjusted gross profit(1)	$97.9	56.3%	$101.5	54.0%
Operating income	$18.6	10.7%	$11.8	6.3%
Adjusted operating income(1)	$12.2	7.0%	$11.8	6.3%
Net income	$14.1	8.1%	$8.8	4.7%
Adjusted net income(1)	$9.3	5.3%	$8.8	4.7%
Diluted EPS	$0.53		$0.33
Adjusted diluted EPS(1)	$0.35		$0.33
Cash flow from operating activities	$23.4		$24.4

(1)	Refer to the Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of U.S. GAAP to adjusted key financial metrics.

A summary of changes from the applicable periods in the preceding fiscal year is presented in the following table.

	Three months ended
	September 30,
	2019	2018
Net sales	(7.4%)	3.6%
Gross profit	(7.5%)	1.1%
Adjusted gross profit(1)	(3.5%)	1.1%
Operating income	58.0%	2.2%
Adjusted operating income(1)	3.5%	(4.8%)
Net income	59.6%	19.2%
Adjusted net income(1)	4.7%	12.9%
Diluted EPS	60.6%	22.2%
Adjusted diluted EPS(1)	6.1%	17.9%
Cash flow from operating activities	(4.3%)	38.6%

(1)	Refer to the Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of U.S. GAAP to adjusted key financial metrics.

The components of consolidated net sales and operating income by business segment is presented in the following table ($ in millions).

	Three months ended September 30,
	2019	2018	% Chg
Net Sales
Wholesale segment	$101.3	$118.1	(14.2%)
Retail segment	137.3	145.2	(5.5%)
Elimination of intersegment sales	(64.7)	(75.5)
Consolidated net sales	$173.9	$187.8	(7.4%)

Operating income
Wholesale segment	$16.9	$14.3	18.3%
Retail segment	1.6	(1.6)	200.3%
Elimination of intercompany profit (a)	0.1	(0.9)
Consolidated operating income	$18.6	$11.8	58.0%

(a)	Represents the change in wholesale profit contained in Ethan Allen-operated design center inventory existing at the end of the period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table shows selected design center location information.

	Fiscal 2020			Fiscal 2019
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center location activity:
Balance at July 1	158	144	302	148	148	296
New locations	3	4	7	6	-	6
Closures	(4)	(4)	(8)	(1)	(1)	(2)
Transfers	(1)	1	-	-	-	-
Balance at September 30	156	145	301	153	147	300
Relocations (in new and closures)	-	3	3	-	-	-

Retail Design Center geographic locations:
United States	38	139	177	43	141	184
Canada	-	6	6	-	6	6
China	100	-	100	92	-	92
Other Asia	11	-	11	10	-	10
Europe	1	-	1	1	-	1
Middle East	6	-	6	7	-	7
Total	156	145	301	153	147	300

Results of Operations

For an understanding of the significant factors that influenced our performance for the three months ended September 30, 2019 and 2018, respectively, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q ($ in millions, except per share amounts). Unless otherwise noted, all comparisons in the following discussion are from the three-month period ended September 30, 2019 to the comparable prior fiscal year three-month period.

First Quarter ended September 30, 2019 compared with First Quarter ended September 30, 2018

Consolidated net sales were $173.9 million, a decrease of 7.4% or $13.9 million compared to the same prior year period. Net sales decreased by 14.2% for our wholesale segment and by 5.5% in our retail segment. There was a $4.7 million decrease in international sales from our combined retail and wholesale segments, which was primarily related to lower sales in China and Canada due to the economic uncertainty surrounding international trade disputes and a challenging global economy. Net sales to China were 49.4% lower in the first quarter of fiscal 2020 compared with the same quarter last fiscal year.

Wholesale net sales decreased 14.2% to $101.3 million. The lower net sales were primarily due to a decline in sales to China and to our North American retail network. Partially offsetting these declines was growth in contract sales, which grew $4.5 million year over year. The year over year increase in contract sales was primarily attributable to higher sales from the GSA contract. Our international net sales to independent retailers was 3.4% of our consolidated net sales compared to 5.3%.

Wholesale orders booked, which represents orders booked through all of our channels, during the first quarter of fiscal 2020 was down 1.5% compared with the same quarter last fiscal year. Wholesale orders from China declined 37.6% from a year ago mainly due to the imposition of tariffs by China and the economic uncertainty surrounding the international trade disputes. Excluding orders from China, our total wholesale orders increased 0.7%, which was driven by continued growth in our contract business, including the GSA contract. We believe our new format of reporting on wholesale orders booked through all channels provides a more holistic view of our business than our previous reporting approach focusing on the change in only the company retail division written orders.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retail net sales from Ethan Allen operated design centers decreased by $7.9 million, or 5.5%, to $137.3 million. There was a 5.3% decrease in net sales in the United States, while net sales from the Canadian design centers decreased 10.8%. These decreases were primarily due to softer order trends as consumers have been cautious with discretionary spending. There were 145 Company operated design centers at the end of the first quarter of fiscal 2020, two less than the 147 in the prior year period.

Gross profit decreased 7.5% to $93.8 million compared with the prior year period due to a decline in profit within our wholesale segment, while our retail segment grew slightly. Wholesale gross profit in fiscal 2020 was negatively impacted by lower sales volume during the past three months, partially offset by a change in product mix. Retail sales, as a percentage of total consolidated sales, were 78.9% in fiscal 2020 compared with 77.3% in the prior fiscal year, which favorably impacted our consolidated gross margin. Our fiscal 2020 adjusted gross margin improved to 56.3%, up from 54.0% in the prior year. Restructuring charges totaling $4.1 million, which included the write off of inventory, higher unfavorable manufacturing variances and incremental freight and relocation costs, negatively impacted our fiscal 2020 consolidated gross margin by 240 basis points.

Operating expenses decreased to $75.2 million, or 43.2% of net sales, compared with $89.7 million, or 47.7% of net sales, for the prior year period. The 16.2% decrease was primarily due to a gain of $11.5 million from the sale of the Passaic property during the first quarter of fiscal 2020. The gain on the sale is reported within restructuring charges. In addition to the gain on the sale, operating expenses were lower in fiscal 2020 due to lower retail depreciation expense and lower wholesale distribution costs from a lower volume of shipments.

Operating income totaled $18.6 million, or 10.7% of net sales, compared with $11.8 million, or 6.3% of net sales, for the prior year first quarter. The increase in operating income was driven by the $11.5 million gain on the sale of the Passaic property and higher retail sales as a percent of total consolidated sales partially offset by lower net sales. Adjusted operating margin in the first quarter of fiscal 2020 was 7.0%, an increase of 70 bps compared to 6.3% last year. The 70-basis point increase in adjusted operating margin was from lower depreciation expense and a decrease in wholesale distribution costs partially offset by lower net sales.

Wholesale operating income increased 18.3% to $16.9 million compared with $14.3 million for the prior year period. The increase was due to the $11.5 million gain on the sale of the Passaic property partially offset by $4.7 million in restructuring actions, including $4.1 million within cost of goods sold and $0.6 million within operating expenses during fiscal 2020. Adjusted wholesale operating income decreased 27.7% largely due to lower sales volume.

Retail operating income was $1.6 million, or 1.1% of net sales in the first quarter of fiscal 2020 compared with a loss of $1.6 million for the prior year period. Growth in operating income was driven by an improvement in our gross margin rate and lower depreciation partially offset by lower sales. The main factor contributing to the overall gross margin increase stems from improved retail price and promotion optimization.

Income tax expense was $4.6 million compared with $2.9 million a year ago. Our effective tax rate was 24.4% in the current year first quarter compared with 24.9%. The effective tax rate of 24.4% primarily includes a provision for income tax on the current quarter’s taxable income, including federal, state and local taxes, tax expense on the maintenance of a valuation allowance on Canadian deferred tax assets and tax and interest expense on uncertain tax positions. The year ago first quarter effective tax rate of 24.9% primarily includes tax expense on that quarter’s taxable income, tax expense on the cancelation of stock options and tax and interest expense on uncertain tax positions.

Net income was $14.1 million compared with $8.8 million for the prior year period, which resulted in $0.53 per diluted share compared with $0.33 in the prior year period. The gain on the sale of the Passaic property partially offset with other fiscal 2020 restructuring activities and corporate actions increased diluted EPS by $0.18. Adjusted diluted EPS of $0.35 in the current year first quarter represents 6.1% of growth over the prior year first quarter. This increase was driven by improved gross margin and cost containment.

Reconciliation of Non-GAAP Financial Measures

To supplement the financial measures prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, we use non-GAAP financial measures including adjusted gross profit and margin, adjusted operating income, adjusted retail operating income and margin, adjusted wholesale operating income and margin, adjusted net income and adjusted diluted earnings per share. The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP are shown in tables below.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

These non-GAAP measures are derived from the consolidated financial statements but are not presented in accordance with U.S. GAAP. We believe these non-GAAP measures provide a meaningful comparison of our results to others in our industry and our prior year results. Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, our financial performance measures prepared in accordance with U.S. GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with U.S. GAAP. Other companies may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

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

	Three months ended September 30,
	2019	2018	% Change
Consolidated Adjusted Gross Profit / Gross Margin
GAAP Gross profit	$93,794	$101,450	(7.5%)
Adjustments (pre-tax) *	4,140	-
Adjusted gross profit *	$97,934	$101,450	(3.5%)
Adjusted gross margin *	56.3%	54.0%

Consolidated Adjusted Operating Income / Operating Margin
GAAP Operating income	$18,641	$11,799	58.0%
Adjustments (pre-tax) *	(6,428)	-
Adjusted operating income *	$12,213	$11,799	3.5%

Net sales	$173,921	$187,785	(7.4%)
GAAP Operating margin	10.7%	6.3%
Adjusted operating margin *	7.0%	6.3%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income	$14,106	$8,840	59.6%
Adjustments, net of tax *	(4,853)	-
Adjusted net income	$9,253	$8,840	4.7%
Diluted weighted average common shares	26,750	26,940
GAAP Diluted EPS	$0.53	$0.33	60.6%
Adjusted diluted EPS *	$0.35	$0.33	6.1%

Wholesale Adjusted Operating Income / Adjusted Operating Margin
Wholesale GAAP operating income	$16,928	$14,315	18.3%
Adjustments (pre-tax) *	(6,576)	-
Adjusted wholesale operating income *	$10,352	$14,315	(27.7%)

Wholesale net sales	$101,329	$118,072	(14.2%)
Wholesale GAAP operating margin	16.7%	12.1%
Adjusted wholesale operating margin *	10.2%	12.1%

Retail Adjusted Operating Income / Adjusted Operating Margin
Retail GAAP operating income	$1,564	$(1,559)	200.3%
Adjustments (pre-tax) *	148	-
Adjusted retail operating income *	$1,712	$(1,559)	209.8%

Retail net sales	$137,266	$145,214	(5.5%)
Retail GAAP operating margin	1.1%	(1.1%)
Adjusted retail operating margin *	1.2%	(1.1%)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

* Adjustments to reported U.S. GAAP financial measures including gross profit and margin, operating income and margin, net income, and diluted EPS have been adjusted by the following (in thousands):

	Three months ended September 30,
	2019	2018
Inventory write-downs and manufacturing overhead costs	$4,140	$-
Adjustments to gross profit	$4,140	$-

Restructuring charges, including inventory write-downs (wholesale)	$4,771	$-
Gain on sale of Passaic, New Jersey property (wholesale)	(11,497)	-
Other professional fees incurred (wholesale)	150	-
Retail acquisition costs and other restructuring charges (retail)	148	-
Adjustments to operating income	$(6,428)	$-
Adjustments to income before income taxes	$(6,428)	$-
Related income tax effects (1)	1,575	-
Adjustments to net income	$(4,853)	$-

(1)	Calculated using a rate of 24.4% in fiscal 2020 and 24.5% in fiscal 2019.

Liquidity

At September 30, 2019, we held cash and cash equivalents of $45.9 million compared with $20.8 million at June 30, 2019. Our principal sources of liquidity include cash and cash equivalents, cash flow from operations, and amounts available under our credit facility. Cash and cash equivalents aggregated to 7.0% of our total assets at September 30, 2019, compared with 7.2% of our total assets a year ago and 4.1% at June 30, 2019. Our cash and cash equivalents increased $25.1 million during the first quarter of fiscal 2020 due to net cash provided by operating activities of $23.4 million and proceeds from the sale of our Passaic property $11.6 million, partially offset by $5.1 million in dividend payments, $3.4 million of capital expenditures and $1.3 million from design center acquisitions.

A summary of net cash provided by (used in) operating, investing, and financing activities for the three months ended September 30, 2019 and 2018 is provided below (in millions):

	Three months ended
	September 30,
	2019	2018
Cash provided by (used in) operating activities
Net income plus other non-cash items	$20.2	$14.5
Restructuring payments	(4.1)	-
Change in working capital	7.3	9.9
Total provided by operating activities	$23.4	$24.4

Cash provided by (used in) investing activities
Proceeds from sale of the Passaic property	$11.6	$-
Capital expenditures	(3.4)	(2.8)
Acquisitions, net of cash acquired	(1.3)	-
Other investing activities	-	0.1
Total provided by (used in) investing activities	$6.9	$(2.7)

Cash provided by (used in) financing activities
Payment of cash dividends	$(5.1)	$(5.1)
Other financing activities	(0.1)	0.5
Total (used in) financing activities	$(5.2)	$(4.6)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash Provided by (Used in) Operating Activities. Year-to-date cash generated from operating activities was $23.4 million, a decrease of $1.0 million primarily due to $4.1 million in restructuring payments made in connection with our previously announced optimization of manufacturing and logistics activities. Restructuring payments included $2.0 million in severance, $1.1 million of manufacturing overhead costs and $1.0 million of other exit and relocation costs. These payments were partially offset by higher net income and non-cash items. Working capital was $7.3 million, down from $9.9 million a year ago primarily due to timing of accounts payable and accrued expenses partially offset by improved inventory management and higher retail customer deposits.

Cash Provided by (Used in) Investing Activities. Year-to-date cash of $6.9 million was provided by investing activities due to cash proceeds of $11.6 million received from the sale of the Passaic property partially offset by capital expenditures of $3.4 million and $1.3 million from design center acquisitions.  In fiscal 2020, approximately 66% of our total capital expenditures related to opening new and relocating design centers in desirable locations, updating presentations and floor plans and the consolidation of certain design centers and service centers. Cash paid to acquire design centers from our independent retailers in an arm’s length transaction totaled $1.3 million during the first three months of fiscal 2020 compared with none a year ago.

Cash Provided by (Used in) Financing Activities. Year-to-date $5.2 million was used in financing activities compared with $4.6 million of cash used in the prior year comparable period. The increase year over year was due to $0.6 million in proceeds received from stock option exercises in the prior year first quarter. During both periods presented we paid cash dividends of $0.19 per share, totaling $5.1 million. We have continuously paid regular quarterly dividends for every quarter since 1996 and expect to continue to do so as economic conditions and liquidity permit.

We believe that our cash flow from operations, together with our other available sources of liquidity including the credit facility, will be sufficient to fund changes in working capital, necessary capital expenditures, acquisition activity, the payment of dividends and other cash requirements.

Capital Resources

Capital Expenditures - Capital expenditures in the first quarter of fiscal 2020 were $3.4 million, compared with $2.8 million in the prior year period. Capital expenditures of $2.3 million, or 66%, were primarily related to retail design center improvements. We have no material contractual commitments outstanding for future capital expenditures

Capital Needs - During December 2018 we entered into a five-year, $165 million senior secured revolving credit facility, which amended and restated the previously existing facility. For a detailed discussion of our debt obligations, see Note 8 to the consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Letters of Credit - At September 30, 2019 and June 30, 2019, there was $5.9 million and $6.1 million, respectively, of standby letters of credit outstanding under the revolving credit facility.

Total availability under the Facility was $148.4 million at September 30, 2019 and $158.9 million at June 30, 2019. At both September 30, 2019 and June 30, 2019, we were in compliance with all the covenants under the revolving credit facility.

Share Repurchase Program

We may from time to time make repurchases in the open market and privately negotiated transactions, subject to market conditions, including pursuant to our previously announced repurchase program. There were no share repurchases under the program during the first three months of fiscal 2020. At September 30, 2019, we had a remaining Board authorization to repurchase 2,518,046 shares of our common stock pursuant to our program.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of June 30, 2019, we had total contractual obligations of $207.0 million, of which $169.9 million related to our operating lease commitments. Upon adoption of ASU 2016-02, we recognized these operating lease liabilities on our consolidated balance sheet. There were no other material changes in our contractual obligations during the first three months of fiscal 2020.

Dividends

On July 25, 2019, our Board of Directors approved a regular quarterly dividend of $0.21 per share. The $0.02 per share or 10.5% increase highlights our continued commitment to returning value to shareholders. The cash dividend of $5.6 million was paid on October 25, 2019, to common stockholders of record at the close of business on October 10, 2019. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Off-Balance Sheet Arrangements and Other Commitments and Contingencies

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

Foreign Currency

Foreign currency exchange risk is primarily limited to our operation of Ethan Allen operated retail design centers located in Canada and our manufacturing plants in Mexico and Honduras, as substantially all purchases of imported parts and finished goods are denominated in U.S. dollars. The financial statements of these foreign locations are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Translation gains and losses that arise from translating assets, liabilities, revenues and expenses of foreign operations are recorded in accumulated other comprehensive (loss) income as a component of shareholders’ equity. Foreign exchange gains or losses resulting from market changes in the value of foreign currencies did not have a material impact during any of the periods presented in this Quarterly Report on Form 10-Q.

Significant Accounting Policies and Critical Accounting Estimates

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included in our 2019 Annual Report on Form 10-K. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.

We implemented ASU 2016-02 in the first quarter of fiscal 2020. There have been no other changes in our significant accounting policies or critical accounting estimates during the first three months of fiscal 2020 from those disclosed in our 2019 Annual Report on Form 10-K. Refer to Note 6, Leases, for further details on the adoption of ASU 2016-02.

Recent Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, to the consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption.

Business Outlook

With our vertical enterprise well-positioned, we maintain a cautiously optimistic outlook. We continue to strengthen our talent across the Company. We believe our network of professionally-trained interior design professionals differentiate us from our competitors.

We are continuing our marketing focus on providing fresh and relevant product offerings, enhancing the projection of our design centers and deploying effective advertising across various mediums. We will also continue to leverage the use of technology combined with personal service within our retail network and online through ethanallen.com.

We continue to strengthen our vertically integrated structure from the concept of idea, to engineering, to manufacturing, to retail and logistics. We intend to maintain our manufacturing capabilities in North America, which we believe is a long-term competitive advantage that will allow us to advance our objectives of maintaining fast order delivery, exceptional quality and improving capacity, to ship stocked and custom made-to-order items more quickly, which in turn will allow us to grow our business.

The Company also maintains its overall dedication to ethical and accountable business practices. Our corporate social responsibility commitments include the areas of environmental sustainability and community connections. We believe that these commitments create value for our stockholders and help position us to continuously improve business performance. Our strategy focuses our efforts on those areas most significant to our business, including health and safety, environmental stewardship, community and stakeholder engagement, human rights and transparency. Our 2019 Corporate Responsibility Report is available at www.ethanallen.com/corporate-responsibility.

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

In October 2019 we introduced the Ethan Allen Member Program, an exclusive new membership program that reimagines and simplifies the shopping experience. For a $100 annual fee, the Member Program provides members 20% everyday savings on all styles and free in-home delivery. Members who are Ethan Allen Platinum Card cardholders also receive special 24-month financing.

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

At September 30, 2019, we did not have any floating-rate debt obligations outstanding under our revolving credit facility. It is anticipated that the fair market value of any future debt under the credit facility will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of such debt would be significantly impacted by current market events. Previous borrowings under the facility during fiscal 2019 had an interest rate equal to the one-month LIBOR rate of 2.5% plus a spread using a debt leverage pricing grid currently at 1.5%. There was no interest expense from borrowings during the first three months of fiscal 2020 as we had no outstanding debt. We currently do not engage in any interest rate hedging activity and we have no intention of doing so in the foreseeable future. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 100 basis point change (up or down) in the one-month LIBOR rate would not have a material effect on our consolidated results of operations and financial condition.

LIBOR Transition

LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressure may cause LIBOR to disappear entirely or to perform differently than in the past. It is expected that certain banks will stop reporting information used to set LIBOR at the end of 2021 when their reporting obligations cease. This will effectively end the usefulness of LIBOR and may end its publication. The consequences of these developments cannot be entirely predicted but, as noted above, could impact the interest earned on our investments and our interest expense. If LIBOR is no longer widely available, or otherwise at our option, we will pursue alternative interest rate calculations in our credit agreement. As of September 30, 2019, the Company had no outstanding borrowings under its existing credit facility and no material exposure to LIBOR, thus we do not believe the discontinuation of LIBOR will have a material impact on our financial position and results of operations.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Foreign Currency Exchange Risk

Foreign currency exchange risk is primarily limited to our operation of Ethan Allen operated retail design centers located in Canada and our manufacturing plants in Mexico and Honduras, as substantially all purchases of imported parts and finished goods are denominated in United States dollars. As such, foreign exchange gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on our consolidated results of operations. A hypothetical 10% weaker United States dollar against all foreign currencies at September 30, 2019 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and we have no intention of doing so in the foreseeable future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer (principal executive officer) and the Executive Vice President Administration and Chief Financial Officer (principal financial officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Effective July 1, 2019, we adopted ASU 2016-02, Leases. Although the adoption of the new accounting standard did not have a material impact on our Consolidated Statement of Comprehensive Income or Consolidated Statement of Cash Flows for the three-months ended September 30, 2019, we did implement changes in our internal controls related to the implementation of the lease accounting standard. These changes include performing a comprehensive analysis to identify and assess each of our leases, developing ongoing processes and controls related to evaluating new and existing leases, and implementing a new lease accounting software system to calculate our right-of-use asset and lease liability values. Otherwise, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes during the first three months of fiscal 2020 to the matters discussed in Part I, Item 3 - Legal Proceedings in our 2019 Annual Report on Form 10-K.

Item 1A. Risk Factors

There have been no material changes during the first three months of fiscal 2020 to the risk factors identified in section Item IA – Risk Factors in our 2019 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c) Issuer Purchases of Equity Securities

We may from time to time make repurchases in the open market and through privately negotiated transactions, subject to market conditions, including pursuant to our previously announced repurchase program. At September 30, 2019, we had a remaining Board authorization to repurchase 2,518,046 shares of our common stock pursuant to our program. There were no share repurchases under the program during the quarter ended September 30, 2019. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchases, if any, will be determined by our officers at their discretion, and as permitted by securities laws, covenants under existing bank agreements and other legal requirements, and will be based on a number of factors, including an evaluation of general market and economic conditions and the trading price of the common stock. The share repurchase program may be suspended or discontinued at any time without prior notice.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: November 4, 2019	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2019	BY: /s/ Corey Whitely
Corey Whitely
Executive Vice President, Administration Chief Financial Officer and Treasurer
(Principal Financial Officer)