Form 10-Q
period 2019-12-31
ETHAN ALLEN INTERIORS INC
filed 2020-02-04
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 1-11692

_________________________________________________

Ethan Allen Interiors Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1275288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Lake Avenue Ext., Danbury, Connecticut	06811-5286
(Address of principal executive offices)	(Zip Code)

(203) 743-8000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock $0.01 par value per share	New York Stock Exchange	ETH
(Title of each class)	(Name of each exchange on which registered)	(Trading symbol)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of January 23, 2020 was 25,929,436.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(In thousands, except par value)

	December 31, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$28,306	$20,824
Accounts receivable, net	13,139	14,247
Inventories, net	138,997	162,389
Prepaid expenses and other current assets	18,998	18,830
Total current assets	199,440	216,290
Property, plant and equipment, net	245,271	245,246
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	128,525	-
Deferred income taxes	2,082	2,108
Other assets	1,481	1,579
Total assets	$621,927	$510,351

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$27,256	$35,485
Customer deposits and deferred revenue	47,506	56,714
Accrued compensation and benefits	19,184	21,327
Short-term debt	-	550
Current operating lease liabilities	32,809	-
Other current liabilities	10,687	8,750
Total current liabilities	137,442	122,826
Long-term debt	-	516
Operating lease liabilities, long-term	117,857	-
Deferred income taxes	648	1,069
Other long-term liabilities	3,155	22,011
Total liabilities	$259,102	$146,422

Commitments and contingencies (see Note 14)
Shareholders' equity:
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	$-	$-
Common stock, $0.01 par value, 150,000 shares authorized, 49,054 and 49,049 shares issued; 26,046 and 26,587 shares outstanding at December 31, 2019 and June 30, 2019, respectively	491	491
Additional paid-in capital	378,089	377,913
Treasury stock, at cost: 23,008 and 22,462 shares at December 31, 2019 and June 30, 2019, respectively	(666,626)	(656,597)
Retained earnings	656,211	647,710
Accumulated other comprehensive loss	(5,377)	(5,651)
Total Ethan Allen Interiors Inc. shareholders' equity	362,788	363,866
Noncontrolling interests	37	63
Total shareholders' equity	362,825	363,929
Total liabilities and shareholders' equity	$621,927	$510,351

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018
Net sales	$174,574	$197,152	$348,495	$384,937
Cost of sales	77,053	88,292	157,180	174,627
Gross profit	97,521	108,860	191,315	210,310

Selling, general and administrative expenses	88,495	92,732	174,505	182,383
Restructuring and impairment charges (gains)	(178)	-	(11,035)	-
Operating income	9,204	16,128	27,845	27,927
Interest income, net of interest (expense)	63	152	82	125
Income before income taxes	9,267	16,280	27,927	28,052
Provision for income taxes	2,181	4,090	6,735	7,022
Net income	$7,086	$12,190	$21,192	$21,030

Per share data
Basic earnings per common share:
Net income per basic share	$0.27	$0.46	$0.80	$0.79
Basic weighted average common shares	26,580	26,574	26,646	26,556
Diluted earnings per common share:
Net income per diluted share	$0.27	$0.45	$0.79	$0.78
Diluted weighted average common shares	26,612	26,923	26,681	26,932

Comprehensive income
Net income	$7,086	$12,190	$21,192	$21,030
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	773	(1,195)	274	52
Other	(19)	(19)	(26)	(45)
Other comprehensive income (loss), net of tax	754	(1,214)	248	7
Comprehensive income	$7,840	$10,976	$21,440	$21,037

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six months ended
	December 31,
	2019	2018
Cash Flows from Operating Activities
Net income	$21,192	$21,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,430	9,925
Shared-based compensation expense	123	807
Non-cash operating lease cost	16,191	-
Deferred income taxes	153	(79)
Restructuring and impairment charges (gains)	(6,503)	-
Restructuring payments	(5,021)	-
Loss on disposal of property, plant and equipment	163	43
Other	136	(16)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	973	3,130
Inventories, net	21,303	3,838
Prepaid expenses and other current assets	226	719
Customer deposits and deferred revenue	(9,746)	(7,006)
Accounts payable and accrued expenses	(8,342)	(3,420)
Accrued compensation and benefits	(475)	2,312
Operating lease liabilities	(16,037)	-
Other assets and liabilities	622	192
Net cash provided by operating activities	23,388	31,475

Cash Flows from Investing Activities
Proceeds from disposal of property, plant and equipment	12,423	1
Capital expenditures	(7,987)	(4,954)
Acquisitions, net of cash acquired	(1,281)	-
Other investing activities	20	94
Net cash provided by (used in) investing activities	3,175	(4,859)

Cash Flows from Financing Activities
Payments on debt and finance lease liabilities	(278)	(310)
Payment of cash dividends	(10,685)	(10,137)
Repurchases of common stock	(8,163)	-
Other financing activities	53	274
Net cash used in financing activities	(19,073)	(10,173)

Effect of exchange rate changes on cash and cash equivalents	(8)	(43)

Net increase in cash and cash equivalents	7,482	16,400
Cash and cash equivalents at beginning of period	20,824	22,363
Cash and cash equivalents at end of period	$28,306	$38,763

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Unaudited)

 (In thousands)

Six months ended December 31, 2019
						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2019	49,049	$491	$377,913	22,462	$(656,597)	$(5,651)	$647,710	$63	$363,929
Net income	-	-	-	-	-	-	14,106	-	14,106
Common stock issued on share-based awards	1	-	18	-	-	-	-	-	18
Share-based compensation expense	-	-	151	-	-	-	-	-	151
Impact of ASU 2016-02 adoption, net of tax	-	-	-	-	-	-	(1,585)	-	(1,585)
Cash dividends declared	-	-	-	-	-	-	(5,610)	-	(5,610)
Other comprehensive income (loss)	-	-	-	-	-	(499)	-	(7)	(506)
Balance at September 30, 2019	49,050	$491	$378,082	22,462	$(656,597)	$(6,150)	$654,621	$56	$370,503
Net income	-	-	-	-	-	-	7,086	-	7,086
Common stock issued on share-based awards	4	-	35	-	-	-	-	-	35
Share-based compensation expense	-	-	(28)	-	-	-	-	-	(28)
Cash dividends declared	-	-	-	-	-	-	(5,496)	-	(5,496)
Repurchase of common stock	-	-	-	546	(10,029)	-	-	-	(10,029)
Other comprehensive income (loss)	-	-	-	-	-	773	-	(19)	754
Balance at December 31, 2019	49,054	$491	$378,089	23,008	$(666,626)	$(5,377)	$656,211	$37	$362,825

Six months ended December 31, 2018
						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2018	48,989	$490	$376,950	22,460	$(656,551)	$(6,171)	$669,013	$139	$383,870
Net income	-	-	-	-	-	-	8,840	-	8,840
Common stock issued on share-based awards	40	-	637	-	-	-	-	-	637
Share-based compensation expense	-	-	491	-	-	-	-	-	491
Cash dividends declared	-	-	-	-	-	-	(5,072)	-	(5,072)
Other comprehensive income (loss)	-	-	-	-	1,247	-	-	(26)	1,221
Balance at September 30, 2018	49,029	$490	$378,078	22,460	$(656,551)	$(4,924)	$672,781	$113	$389,987
Net income	-	-	-	-	-	-	12,190	-	12,190
Common stock issued on share-based awards	9	-	164	-	-	-	-	-	164
Share-based compensation expense	-	-	316	-	-	-	-	-	316
Cash dividends declared	-	-	-	-	-	-	(31,778)	-	(31,778)
Other comprehensive income (loss)	-	-	-	-	-	(1,195)	-	(19)	(1,214)
Balance at December 31, 2018	49,038	$490	$378,558	22,460	$(656,551)	$(6,119)	$653,193	$94	$369,665

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Organization and Nature of Business

Founded in 1932 and incorporated in Delaware in 1989, Ethan Allen Interiors Inc., through its wholly-owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, “we,” “us,” “our,” “Ethan Allen” or the “Company”), is a leading interior design company, manufacturer and retailer in the home furnishings marketplace. Today we are a global luxury international home fashion brand that is vertically integrated from design through delivery, which affords our customers a value proposition of style, quality and price. We provide complimentary interior design service to our customers and sell a full range of furniture products and decorative accents through a retail network of approximately 300 design centers in the United States and abroad as well as online at ethanallen.com. The design centers represent a mix of independent licensees and Company-owned and operated locations. Our Company operates retail design centers located in the United States and Canada. The independently operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate nine manufacturing facilities including six manufacturing plants in the United States, two manufacturing plants in Mexico and one manufacturing plant in Honduras.

(2)	Interim Basis of Presentation

Use of Estimates. We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. Areas in which significant estimates have been made include, but are not limited to, goodwill and indefinite-lived intangible asset impairment analyses, useful lives for property, plant and equipment, inventory obsolescence, business insurance retention reserves, tax valuation allowances, the evaluation of uncertain tax positions and other loss reserves.

Principles of Consolidation. We conduct business globally and have strategically aligned our business into two reportable segments: Wholesale and Retail. These two segments represent strategic business areas of our vertically integrated enterprise that operate separately and provide their own distinctive services. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany activity and balances have been eliminated from the consolidated financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our fiscal 2019 Annual Report on Form 10-K (the “2019 Annual Report on Form 10-K”).

Reclassifications. Certain reclassifications have been made to the amounts in prior periods in order to conform to the current period’s presentation. These changes were made for disclosure purposes only and did not have any impact on previously reported results.

(3)	Recent Accounting Pronouncements

New Accounting Standards or Updates Recently Adopted

Leases – In February 2016, the FASB issued accounting standards update (“ASU”) 2016-02, Leases (Topic 842), an update related to accounting for leases. This standard requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity's leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted. In July 2018, the FASB approved an amendment to the new guidance that allows companies the option of using the effective date of the new standard as the initial application (at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period) and to recognize the effects of applying the new ASU as a cumulative effect adjustment to the opening balance sheet or retained earnings.

We adopted ASU 2016-02 as of July 1, 2019 using the modified retrospective method and have not restated comparative periods. We elected the package of practical expedients upon adoption, which permits us (i) to not reassess whether any expired or existing contracts are or contain leases, (ii) to not reassess lease classification for any expired or existing leases, and (iii) to not reassess treatment of initial direct costs, if any, for any expired or existing leases. In addition, we elected not to separate lease and non-lease components when determining the ROU asset and lease liability for our design center real estate leases and did not elect the hindsight practical expedient, which would have allowed us to use hindsight when determining the remaining lease term as of the adoption date on July 1, 2019. Lastly, we elected the short-term lease exception policy for all leases, permitting us to exclude the recognition requirements of this standard from leases with initial terms of 12 months or less.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Upon adoption we recognized operating lease assets of $129.7 million and operating lease liabilities of $149.7 million on our consolidated balance sheet. In addition, $20.0 million of deferred rent and various lease incentives, which were reflected as other long-term liabilities as of June 30, 2019, were reclassified as a component of the right-of-use assets upon adoption. The Company also recognized a cumulative adjustment as of July 1, 2019, which decreased opening retained earnings by $1.6 million due to the impairment of certain right-of-use assets. The adoption of the new standard did not have a material impact on our consolidated statements of operations or cash flows. See Note 6 for further details on new disclosures required under ASU 2016-02.

Recent Accounting Standards or Updates Not Yet Effective

Credit Losses of Financial Instruments – In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, an update that requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This accounting standards update will be effective for us beginning in the first quarter of fiscal 2021 and we do not expect the adoption to have a material impact on our consolidated financial statements.

Goodwill Impairment Test – In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes the requirement for companies to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This accounting standards update will be effective for us beginning in the first quarter of fiscal 2021 and we do not expect the adoption to have a material impact on our consolidated financial statements.

Implementation Costs in a Cloud Computing Arrangement – In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, an update related to a client’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance aligns the requirements for capitalizing implementation costs in a cloud computing service contract with the guidance for capitalizing implementation costs to develop or obtain internal-use software. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. This accounting standards update will be effective for us beginning in the first quarter of fiscal 2021, with early adoption permitted. We are currently evaluating the impact of this accounting standards update, but do not expect the adoption to have a material impact on our consolidated financial statements.

Simplifying the Accounting for Income Taxes – In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, an update intended to simplify various aspects related to accounting for income taxes. This guidance removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This accounting standards update will be effective for us beginning in the first quarter of fiscal 2022, with early adoption permitted. We are currently evaluating the impact of this accounting standards update, but do not expect the adoption to have a material impact on our consolidated financial statements.

No other new accounting pronouncements issued or effective as of December 31, 2019 have had or are expected to have an impact on our consolidated financial statements.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Estimated refunds for sales returns and allowances are based on our historical return patterns. We record these estimated refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At December 31, 2019 and June 30, 2019, these amounts were immaterial.

In many cases we receive deposits from customers before we have transferred control of our product to our customers, resulting in contract liabilities. These customer deposits are reported as a current liability in Customer deposits and deferred revenue on our consolidated balance sheets. At June 30, 2019 we had customer deposits of $56.7 million, of which we recognized $7.0 million and $53.6 million, respectively, as net sales upon delivery to the customer during the three and six months ended December 31, 2019. Customer deposits totaled $45.9 million at December 31, 2019.

During October 2019 we introduced the Ethan Allen Member Program, which for a $100 annual fee, offers special members-only pricing, free shipping and white glove in-home delivery, and in our United States design centers, access to preferred financing plans. New membership fees are recorded as deferred revenue when collected from customers and recognized as revenue on a straight-line basis over the membership period of one year. These non-refundable fees are initially reported as a current liability in Customer deposits and deferred revenue on our consolidated balance sheet while recognized revenue is reported within Net sales on our consolidated statement of comprehensive income. Revenue recognized from annual membership fees is reported as a part of other revenue in the disaggregated revenue tables below.

The following table disaggregates net sales by product category by segment for the three months ended December 31, 2019 (in thousands):

	Wholesale	Retail	Total
Upholstery(1)	$44,329	$63,696	$108,025
Case goods(2)	31,797	39,883	71,680
Accents(3)	16,170	30,247	46,417
Other(4)	(407)	5,275	4,868
Total before intercompany eliminations	$91,889	$139,101	230,990
Intercompany eliminations(5)			(56,416)
Consolidated net sales			$174,574

The following table disaggregates net sales by product category by segment for the six months ended December 31, 2019 (in thousands):

	Wholesale	Retail	Total
Upholstery(1)	$94,349	$126,932	$221,281
Case goods(2)	65,826	78,643	144,469
Accents(3)	34,167	60,229	94,396
Other(4)	(1,124)	10,563	9,439
Total before intercompany eliminations	$193,218	$276,367	469,585
Intercompany eliminations(5)			(121,090)
Consolidated net sales			$348,495

(1)	Upholstery furniture includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.

(2)	Case goods furniture includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture, and wooden accents.

(3)

Accents includes items such as window treatments and drapery hardware, wall décor, florals, lighting, clocks, mattresses, bedspreads, throws, pillows, decorative accents, area rugs, wall coverings and home and garden furnishings.

(4)

Other includes membership revenue, product delivery sales, the Ethan Allen Hotel room rentals and banquets, sales of third-party furniture protection plans and other miscellaneous product sales less prompt payment discounts, sales allowances and other incentives.

(5)	Represents the elimination of all intercompany wholesale segment sales to the retail segment during the period presented.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(5)	Inventories

Inventories are stated at the lower of cost (on first-in, first-out basis) or net realizable value. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory.

Inventories at December 31, 2019 and June 30, 2019 are summarized as follows (in thousands):

	December 31,	June 30,
	2019	2019
Finished goods	$107,105	$128,047
Work in process	8,975	9,185
Raw materials	24,395	26,661
Inventory reserves	(1,478)	(1,504)
Inventories, net	$138,997	$162,389

(6)	Leases

During the first quarter of fiscal 2020, we adopted ASU 2016-02 and all related amendments. The guidance requires lessees to recognize substantially all leases on their balance sheet as a right-of-use (“ROU”) asset and a lease liability.

Lease Accounting Policy

We have operating leases for many of our design centers that expire at various dates through fiscal 2040. In addition, we also lease certain tangible assets, including computer equipment and vehicles with lease terms ranging from three to five years. We determine if a contract contains a lease at inception based on our right to control the use of an identified asset and our right to obtain substantially all of the economic benefits from the use of that identified asset. Certain operating leases have renewal options and rent escalation clauses as well as various purchase options. We assess these options to determine if we are reasonably certain of exercising these options based on all relevant economic and financial factors. Any options that meet these criteria are included in the lease term at lease commencement.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

ASC 842 requires companies to use the rate implicit in the lease whenever that rate is readily determinable and if the interest rate is not readily determinable, then a lessee may use its incremental borrowing rate. Most of our leases do not have an interest rate implicit in the lease. As a result, for purposes of measuring our ROU asset and lease liability, we determined our incremental borrowing rate by computing the rate of interest that we would have to pay to (i) borrow on a collateralized basis (ii) over a similar term (iii) at an amount equal to the total lease payments and (iv) in a similar economic environment. As we do not have any outstanding public debt, we estimated the incremental borrowing rate based on our estimated credit rating and available market information. We used the incremental borrowing rates we determined as of July 1, 2019 for operating leases that commenced prior to that date. The incremental borrowing rate is subsequently reassessed upon a modification to the lease agreement. In the case an interest rate is implicit in a lease we will use that rate as the discount rate for that lease. The lease term for all of our lease arrangements include the noncancelable period of the lease plus, if applicable, any additional periods covered by an option to extend the lease that is reasonably certain to be exercised by the Company. Our leases generally do not include termination options for either party to the lease or restrictive financial or other covenants. Some of our leases contain variable lease payments based on a Consumer Price Index or percentage of sales, which are excluded from the measurement of the lease liability.

The Company's lease terms and discount rates are as follows:

December 31, 2019
Weighted-average remaining lease term (in years)
Operating leases	6.7
Financing leases	1.9
Weighted-average discount rate
Operating leases	3.7%
Financing leases	4.4%

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

	Statement of Comprehensive Income Location	Three months ended December 31, 2019	Six months ended December 31, 2019
Operating lease cost	Selling, general and administrative (“SG&A”)	$8,169	$16,191
Financing lease cost:
Depreciation of property	SG&A	146	293
Interest on lease liabilities	Interest income, net of interest (expense)	8	17
Short-term lease cost	SG&A	355	742
Variable lease cost(1)	SG&A	2,373	4,836
Less: Sublease income	SG&A	(596)	(1,102)
Total lease expense		$10,455	$20,977

(1)	Variable lease payments include index-based changes in rent, maintenance, real estate taxes, insurance and other charges included in the lease.

Operating lease rent expense during the three months ended December 31, 2018, as reported within SG&A, was $8.0 million, net of sublease rental income of $0.5 million. For the six months ended December 31, 2018, operating lease rent expense was $16.0 million, net of sublease rental income of $1.0 million.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table discloses the operating and financing lease assets and liabilities recognized within our consolidated balance sheet as of December 31, 2019 (in thousands):

	Consolidated Balance Sheet Location	December 31, 2019
Assets
Operating leases	Operating lease right-of-use assets (non-current)	$128,525
Financing leases	Property, plant and equipment, net	891
Total lease assets		$129,416

Liabilities
Current:
Operating leases	Current operating lease liabilities	$32,809
Financing leases	Other current liabilities	597
Noncurrent:
Operating leases	Operating lease liabilities, long-term	117,857
Financing leases	Other long-term liabilities	278
Total lease liabilities		$151,541

The ROU assets by segment are as follows as of December 31, 2019 (in thousands):

Retail	$128,587
Wholesale	829
Total ROU assets	$129,416

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of December 31, 2019 (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2020 (remaining six months)	$17,788	$303
2021	33,224	459
2022	28,909	78
2023	22,487	39
2024	17,397	19
Thereafter	52,636	8
Total undiscounted future minimum lease payments	172,441	906
Less: imputed interest	(21,775)	(31)
Total present value of lease obligations	$150,666	$875

As of December 31, 2019, we have entered into additional operating leases for design center relocations and openings, which have not yet commenced and are therefore not part of the table above nor included in the lease right-of-use assets and liabilities. These leases will commence when we obtain possession of the underlying leased asset which is expected to be during the third quarter of fiscal 2020. These leases are for a period ranging from five to ten years and have aggregated undiscounted future rent payments of $6.3 million.

At December 31, 2019, we did not have any financing leases that had not commenced.

Other information for our leases is as follows (in thousands):

Six months ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,037
Operating cash flows from financing leases	$278
Operating lease assets obtained in exchange for new operating lease liabilities	$13,641

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

At the beginning of fiscal 2020, we adopted ASU 2016-02, and as required, the following disclosure is provided for periods prior to adoption. As of June 30, 2019, future minimum payments under non-cancelable leases were as follows (in thousands):

Fiscal Year	Operating Leases	Financing Leases (1)
2020	$33,761	$550
2021	30,534	437
2022	26,443	60
2023	20,276	19
2024	15,345	-
Thereafter	43,500	-
Total	$169,859	$1,066

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

The Company conducts business globally and, as a result, the Company and its subsidiaries files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to periodic examination in such domestic and foreign jurisdictions by tax authorities. The Company and certain subsidiaries are currently under audit in the United States for fiscal 2015 through fiscal 2018. While the amount of uncertain tax impacts with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant. It is reasonably possible that some of these audits may be completed during the next twelve months and that various issues relating to uncertain tax impacts will be resolved within the next twelve months as exams are completed or as statutes expire and will impact the effective tax rate.

The Company is subject to a United States federal statutory tax rate of 21% for fiscal years ending June 30, 2020 and 2019, respectively. The Company’s consolidated effective tax rate was 23.5% and 24.1% respectively, for the three and six months ended December 31, 2019 compared with 25.1% and 25.0% in the prior year periods. The current fiscal year’s effective tax rate primarily includes a provision for income tax on the taxable year’s income and tax and interest expense on uncertain tax positions. The prior quarter’s effective tax rate primarily includes tax expense on the taxable year’s net income, tax expense on cancelations and exercises of stock options and tax and interest expense on uncertain tax positions.

(8)	Debt

Total debt obligations at December 31, 2019 and June 30, 2019 consist of the following (in thousands):

	December 31,	June 30,
	2019	2019

Borrowings under revolving credit facility	$-	$-
Capital leases (1)	-	1,066
Total debt	-	1,066
Less current maturities	-	550
Total long-term debt	$-	$516

(1)

Capital leases were previously reported as debt as of June 30, 2019. Upon the adoption of the new leasing standard, the Company reclassified its capital lease obligations from short and long-term debt to other current liabilities and other long-term liabilities, respectively. Refer to Note 6 for further details regarding capital lease obligations.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

The availability of credit at any given time under the Facility will be constrained by the terms and conditions of the Facility, including the amount of collateral available, a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the Facility. All obligations under the Facility are secured by assets of the Loan Parties, including inventory, receivables and certain types of intellectual property.

Borrowings under the Facility

As of December 31, 2019, we had no borrowings outstanding under the Facility.

Debt Obligations

As of December 31, 2019, we have no current outstanding long-term debt obligations. Interest expense incurred during the six months ended December 31, 2019 and 2018 were immaterial.

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

The Facility does not contain any significant financial ratio covenants or coverage ratio covenants other than a fixed charge coverage ratio covenant based on the ratio of (a) EBITDA, plus cash Rentals, minus Unfinanced Capital Expenditures to (b) Fixed Charges, as such terms are defined in the Facility (the “FCCR Covenant”). The FCCR Covenant only applies in certain limited circumstances, including when the unused availability under the Facility falls below $18.5 million. The FCCR Covenant ratio is set at 1.0 and measured on a trailing twelve-month basis.

At December 31, 2019 and June 30, 2019, there was $5.8 million and $6.1 million, respectively, of standby letters of credit outstanding under the Facility. Total borrowing base availability under the Facility was $126.4 million at December 31, 2019 and $158.9 million at June 30, 2019. At both December 31, 2019 and June 30, 2019, we were in compliance with all the covenants under the Facility.

(9)	Restructuring and Impairment Activities

Optimization of Manufacturing and Logistics

During the fourth quarter of fiscal 2019, we initiated restructuring plans to consolidate our manufacturing and logistics operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage. As of June 30, 2019, we permanently discontinued operations at our Passaic, New Jersey property and ceased using most of our Old Fort, North Carolina case goods manufacturing operations, which we transferred to our other existing case goods operations.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

During the first half of fiscal 2020, we continued with this optimization project as we converted the Old Fort facility into a distribution center and expanded our existing Maiden, North Carolina manufacturing campus while finalizing severance and other exit costs. In connection with the foregoing fiscal 2020 initiatives, we recorded pre-tax restructuring and other exit charges totaling $1.8 million, consisting of $1.3 million in abnormal manufacturing variances associated with the Passaic and Old Fort facilities, $0.7 million in employee severance and other payroll and benefit costs and $0.4 million in other exit costs partially offset by $0.7 million in gains from the sale of property, plant and equipment held at our Old Fort facility. The abnormal manufacturing overhead variances of $1.3 million were recorded within Cost of Sales with the remaining recorded within the line item Restructuring and Impairment Charges (Gains) in the consolidated statements of comprehensive income.

As part of our optimization plans, we also completed the sale of our Passaic property in September 2019 to an independent third party and received $12.4 million in cash less certain adjustments, including $0.9 million in selling and other closing costs. As a result of the sale, the Company recognized a pre-tax gain of $11.5 million in the first quarter of fiscal 2020, which was recorded within the line item Restructuring and Impairment Charges (Gains) in the consolidated statements of comprehensive income.

Inventory Write-downs

During the first half of fiscal 2020 we recorded a non-cash charge of $3.2 million related to the write-down and disposal of certain slow moving and discontinued inventory items, which was due to actual demand and forecasted market conditions for these inventory items being less favorable than originally estimated. Of the total inventory write-down, $2.6 million related to slow moving finished goods with the remaining $0.6 million consisting of raw materials that were disposed. The non-cash inventory write-down was recorded in the consolidated statement of comprehensive income within the line item Cost of Sales.

Summary of Restructuring, Impairments and Other related charges (gains)

Restructuring, impairment and other related costs incurred during the three and six months ended December 31, 2019 were as follows (in thousands):

	Three months ended	Six months ended
	December 31, 2019	December 31, 2019
Optimization of manufacturing and logistics	$(178)	$462
Gain on sale of Passaic property	-	(11,497)
Total Restructuring and other exit costs (income)	$(178)	$(11,035)
Manufacturing overhead costs	271	1,323 (1)
Inventory write-downs	121	3,209 (1)
Total	$214	$(6,503)

(1)	Manufacturing overhead costs and inventory write-downs are reported within Cost of Sales in the consolidated statements of comprehensive income.

Restructuring and Other Related Charges Rollforward

The Company’s restructuring activity is summarized in the table below (in thousands):

		Fiscal 2020 Activity
Optimization of Manufacturing and Logistics	Balance June 30, 2019	New Charges (Income)	Non-Cash	(Payments) Receipts	Balance Dec 31, 2019
Employee severance, other payroll and benefit costs	$1,714	$712	$23	$(2,380)	$23	(1)
Manufacturing overhead costs	-	1,323	-	(1,323)	-
Sale of Passaic property	-	(11,497)	245	11,742	-
Sale of other property, plant and equipment	-	(675)	-	675	-
Other exit costs	-	425	(522)	(947)	-
Sub-total	$1,714	$(9,712)	$(254)	$7,767	$23

Inventory write-downs
Inventory write-downs	$-	$3,209	$3,209	$-	$-

Other Restructuring and Impairment Charges
Lease exit costs (remaining lease rentals)	$3,145	$-	$2,878	$(267)	$-	(2)
Other charges (income)	224	-	-	(104)	120	(3)
Sub-total	3,369	-	2,878	(371)	120

Total Restructuring, Impairments and other exit costs	$5,083	$(6,503)	$5,833	$7,396	$143

(1)

Remaining severance expected to be paid during the third quarter of fiscal 2020. The balance is reported within Accrued compensation and benefits in our consolidated balance sheet as of December 31, 2019.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(2)

The previously recorded vacant space liability was reclassified from Accounts payable and accrued expenses and Other long-term liabilities to Operating lease right-of-use assets upon the adoption of ASU 2016-02, which requires all right-of-use assets to be measured net of any Topic 420 lease liabilities.

(3)	The remaining balance from the other charges (income) as of December 31, 2019 is recorded within Accounts payable and accrued expenses.

(10)	Share-Based Compensation

During the six months ended December 31, 2019 and 2018, we recognized total share-based compensation expense of $0.1 million and $0.8 million, respectively. These amounts have been included in the consolidated statements of comprehensive income within selling, general and administrative expenses. As of December 31, 2019, $0.8 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 2.0 years. There was no share-based compensation capitalized for the six months ended December 31, 2019 or 2018.

At December 31, 2019, there were 1,461,475 shares of common stock available for future issuance pursuant to the Ethan Allen Interiors Inc. Stock Incentive Plan. Stock options are granted with an exercise price equal to the market price of our common stock at the date of grant, vest ratably over a specified service period, and have a contractual term of 10 years. Equity awards can also include performance vesting conditions. Company policy further requires an additional one year holding period beyond the service vest date for certain executives. Grants to independent directors have a three-year service vesting condition.

A summary of stock option activity during the six months ended December 31, 2019 is presented below.

		Weighted
		Average
	Options	Exercise Price
Outstanding at June 30, 2019	378,911	$21.95
Granted	49,188	$17.82
Exercised	(4,500)	$11.74
Canceled (forfeited/expired)	(23,162)	$23.25
Outstanding at December 31, 2019	400,437	$21.49
Exercisable at December 31, 2019	314,373	$21.56

Stock options granted to employees during fiscal 2020 were valued using the Black-Scholes option pricing model with the following assumptions. There were no stock option awards granted to employees during fiscal 2019.

FY 2020
Volatility	30.8%
Risk-free rate of return	1.84%
Dividend yield	4.56%
Expected average life (years)	6.7

Non-employee (independent) directors were granted stock options during the first quarter of each fiscal year presented and valued using the Black-Scholes option pricing model with the following assumptions.

	FY 2020	FY 2019
Volatility	30.8%	31.3%
Risk-free rate of return	1.55%	2.80%
Dividend yield	3.97%	3.24%
Expected average life (years)	5.3	5.0

A summary of stock unit awards activity during the six months ended December 31, 2019 is presented below.

		Weighted Average
	Units	Grant Date Fair Value
Outstanding at June 30, 2019	313,882	$22.80
Granted	99,405	$12.72
Vested	-	$-
Canceled (forfeited/expired)	-	$-
Outstanding at December 31, 2019	413,287	$20.37

We estimate, as of the date of grant, the fair value of performance stock units with a discounted cash flow model, using as model inputs the risk-free rate of return as the discount rate, dividend yield for dividends not paid during the restriction period, and a discount for lack of marketability for a one-year post-vest holding period. The lack of marketability discount used is the present value of a future put option using the Chaffe model. The weighted average assumptions used for the stock units granted during fiscal 2020 and 2019, respectively, is presented below.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

	FY 2020	FY 2019
Volatility	30.5%	32.1%
Risk-free rate of return	1.72%	2.72%
Dividend yield	3.97%	3.24%
Expected average life (years)	3.0	3.0

There was no restricted stock award activity during fiscal 2020. As of December 31, 2019, there were no restricted stock awards outstanding.

(11)	Earnings Per Share

Basic and diluted earnings per share (“EPS”) are calculated using the following weighted average share data (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018
Weighted average shares outstanding for basic calculation	26,580	26,574	26,646	26,556
Dilutive effect of stock options and other share-based awards	32	349	35	376
Weighted average shares outstanding adjusted for dilution calculation	26,612	26,923	26,681	26,932

Dilutive potential common shares consist of stock options and performance stock units.

As of December 31, 2019 and 2018, stock options to purchase 280,437 and 157,294 common shares, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

As of December 31, 2019 and 2018, the number of performance-based equity award grants excluded from the calculation of diluted EPS was 287,287 and 268,752, respectively. Performance-based awards are excluded from the calculation of diluted EPS unless the performance criteria are probable of being achieved as of the balance sheet date.

(12)	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments which are the result of changes in foreign currency exchange rates related to our operations outside the United States. Assets and liabilities are translated into U.S. dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred. The following table sets forth the activity in accumulated other comprehensive loss for the fiscal year-to-date period ended December 31, 2019 (in thousands).

	2019	2018
Beginning balance at July 1	$(5,651)	$(6,171)
Foreign currency translation adjustments	274	52
Amounts reclassified from accumulated other comprehensive income	-	-
Current period other comprehensive income	274	52
Ending balance at December 31	$(5,377)	$(6,119)

(13)	Segment Information

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

As of December 31, 2019, the Company operated 144 design centers (our retail segment) and our independent retailers operated 158 design centers. Our wholesale segment net sales include sales to our retail segment, which are eliminated in consolidation, and sales to our independent retailers. Our retail segment net sales accounted for 79% of our consolidated net sales in the six months ended December 31, 2019. Our wholesale segment net sales accounted for the remaining 21%.

Segment information for the three and six months ended December 31, 2019 and 2018 is provided below (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018
Net sales
Wholesale segment	$91,889	$107,658	$193,218	$225,730
Retail segment	139,101	158,508	276,367	303,722
Elimination of intercompany sales	(56,416)	(69,014)	(121,090)	(144,515)
Consolidated Total	$174,574	$197,152	$348,495	$384,937

Income (loss) before income taxes
Wholesale segment	$5,730	$8,821	$22,658	$23,136
Retail segment	(135)	3,311	1,429	1,752
Elimination of intercompany profit (a)	3,609	3,996	3,758	3,039
Operating income	9,204	16,128	27,845	27,927
Interest income, net of interest (expense)	63	152	82	125
Consolidated Total	$9,267	$16,280	$27,927	$28,052

Depreciation and amortization
Wholesale segment	$1,750	$1,896	$3,640	$3,857
Retail segment	2,704	3,029	4,790	6,068
Consolidated Total	$4,454	$4,925	$8,430	$9,925

Capital expenditures
Wholesale segment	$1,148	$831	$2,311	$1,681
Retail segment	3,425	1,346	5,676	3,273
Consolidated Total	$4,573	$2,177	$7,987	$4,954

(a)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.

	December 31,	June 30,
	2019	2019
Total Assets:
Wholesale segment	$233,374	$237,354
Retail segment	411,359	299,125
Inventory profit elimination (b)	(22,806)	(26,128)
Consolidated Total	$621,927	$510,351

(b)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(14)	Commitments and Contingencies

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The outcome of any matters pending against us is subject to future resolution, including the uncertainties of litigation. Based on information available at December 31, 2019, management believes that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

(15)	Subsequent Event

On January 13, 2020, the Company’s Board of Directors authorized an increase in the aggregate share repurchase authorization under the Company’s existing multi-year share repurchase program (the “Share Repurchase Program”) to 3,000,000 shares. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions. The Share Repurchase Program may be suspended or discontinued at any time without prior notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results and should be read in conjunction with our 2019 Annual Report on Form 10-K, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission (the “SEC”), and the consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Unless otherwise noted, all comparisons in the following discussion are from the three and six month periods ended December 31, 2019 to the three and six month periods in the prior year.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this MD&A, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors found in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “will,” “may,” “continue,” “project,” ”target,” “outlook,” “forecast,” “guidance,” variations of such words, and similar expressions and the negatives of such forward-looking words are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to management decisions and various assumptions about future events and are not guarantees of future performance. Actual results could differ materially from those anticipated in the forward-looking statements due to a number of risk factors and uncertainties including, but not limited to the following: a volatile retail environment and changing economic conditions may further adversely affect consumer demand and spending; global and local economic uncertainty may materially adversely affect our manufacturing operations or sources of merchandise and international operations; disruptions of our supply chain; changes in United States trade and tax policy; competition from overseas manufacturers and domestic retailers; failure to successfully anticipate or respond to changes in consumer tastes and trends in a timely manner; our ability to maintain and enhance our brand; our number of manufacturing and logistics sites may increase our exposure to business disruptions and could result in higher transportation costs; fluctuations in the price, availability and quality of raw materials could result in increased costs or cause production delays; our current and former manufacturing and retail operations and products are subject to increasingly stringent environment, health and safety requirements; the use of emerging technologies as well as unanticipated changes in the pricing and other practices of competitors; reliance on information technology systems to process transactions, summarize results, and manage our business and that of certain independent retailers; disruptions in both our primary and back-up systems; product recalls or product safety concerns; successful cyber-attacks and the ability to maintain adequate cyber-security systems and procedures; loss, corruption and misappropriation of data and information relating to customers; loss of key personnel; additional asset impairment charges that could reduce our profitability; access to consumer credit could be interrupted as a result of conditions outside of our control; our ability to locate new design center sites and/or negotiate favorable lease terms for additional design centers or for the expansion of existing design centers; changes to fiscal and tax policies; our operations present hazards and risks which may not be fully covered by insurance; possible failure to protect our intellectual property; failure to successfully transition from a promotional to a membership model; and other factors disclosed in Part I, Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K, and elsewhere here in this Quarterly Report on Form 10-Q.

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

Executive Overview

We are a leading interior design company and manufacturer and retailer of quality home furnishings. Founded over 88 years ago, today we are a leading international home fashion brand doing business in North America, Europe, Asia and the Middle East. We are vertically integrated from design through delivery, affording our customers a value proposition of style, quality and price. We offer complementary interior design service to our clients and sell a full range of furniture products and decorative accents through ethanallen.com and a network of approximately 300 design centers in the United States and abroad. The design centers represent a mix of independent licensees and our own Company operated retail segment. We own and operate nine manufacturing facilities including six manufacturing plants in the United States, two manufacturing plants in Mexico and one manufacturing plant in Honduras.

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

We assess the performance of our wholesale and retail segments based on total net sales on a comparable period basis. We also measure wholesale orders booked on a comparable period basis. Wholesale orders booked reflect new orders placed with our wholesale segment from all sales channels, including our retail segment, independent retailers and contract customers. Wholesale orders booked vary depending upon a variety of factors, including our product offerings, store openings, shifts in the timing of holidays, promotional events and the timing and extent of our realization of the costs and benefits of our numerous strategic initiatives, including the recent transition to a membership model, among other things. As a result of these factors, comparability of our wholesale orders booked during any period to period comparison may be affected.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Introduction of Membership Model – In October 2019 we introduced the Ethan Allen Member Program, an exclusive membership program providing our customers a new way to make furnishing their home easier and more affordable. For an annual fee of $100, the Ethan Allen Member Program offers special members-only pricing, free shipping and white glove in-home delivery, and in our United States design centers, access to preferred financing plans. We believe that transitioning our business from a promotional to membership model will benefit our customers, enhance our brand and enable our team of about 1,500 North American interior designers and vertically integrated operations to operate more efficiently in order to improve our operating margins. The Member Program allows our interior designers to create design solutions that best satisfy the customer’s needs using our entire selection of product offerings at special member savings, as compared to our promotional model which focused on just those items that were on sale. The Member Program was launched in October with a strong advertising campaign utilizing direct mail, television and digital mediums. Specifically, we believe some of the benefits of the membership model will include:

●

Improved customer experience – our interior design professionals can now work with customers based on their timeline and project deadlines, as opposed to our prior promotional calendar. We believe this has the potential to lead to larger overall sales transactions for individual customer design projects.

●

Improved operational costs – the volume of sales, orders and shipments in our business under the prior promotional model was characterized by large spikes in customer orders based upon promotional events followed by lower orders and sales after the end of an event. This buying pattern also affected numerous other aspects of our business, including retail staffing and costs to service the increased number of customers during peak sales events. Likewise, significant fluctuations in sales had downstream implications for our manufacturing and production, shipment to the distribution centers and final delivery to customers. All of these aspects of our operations are experiencing improved efficiencies as a result of the membership model whereby sales are more evenly distributed throughout the year compared to the prior model.

During this initial year of transition into the Member Program, we expect net sales and related operating income to be negatively impacted due to the selling cycle with members being longer without the urgency created by promotional deadlines, the reduction of delivery fee revenue and the timing of recognizing membership fees over a one-year period.

Fiscal 2020 Second Quarter in Review – Our vertical structure continues to provide strong operating leverage that allows us to consistently return value to our shareholders through our regular quarterly dividend, periodic special cash dividends and share repurchases. During the second quarter ended December 31, 2019, we paid $5.6 million in cash dividends and repurchased 545,727 shares, representing 2.1% of our outstanding shares. We were pleased with the favorable customer response to the Ethan Allen Member Program, which launched in October 2019. As expected, sales and operating income during the second quarter were negatively impacted during the transition period as we moved from a promotional to a membership model. While our wholesale orders, which reflects sales through all our channels, decreased 21.8% from a year ago, we realized sequential improvement in orders each month during the second quarter, with October reflecting a decrease to the prior year, November reflecting a lesser decrease and December orders increasing year over year. As the Member Program continues to gain momentum, we have a strong marketing program planned, starting with a direct mail magazine being distributed in January 2020 to 2.5 million households.

Consolidated net sales decreased 11.5% due to lower wholesale sales and a 12.2% decrease in retail net sales. For the three months ended December 31, 2019, gross margin was 55.9%, up from 55.2% a year ago, due to improved retail and wholesale gross margin. Operating expenses, as a percentage of sales, increased to 50.6% compared with 47.0% a year ago primarily due to net sales decreasing 11.5% while operating expenses declined 4.8%. The effective income tax rate was 23.5% in the current quarter compared with 25.1% a year ago.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Key Operating Metrics

A summary of our key operating metrics is presented in the following table ($ in millions, except per share amounts).

	Three months ended December 31,				Six months ended December 31,
	2019	% of Sales	2018	% of Sales	2019	% of Sales	2018	% of Sales
Net sales	$174.6		$197.2		$348.5		$384.9
Gross profit	$97.5	55.9%	$108.9	55.2%	$191.3	54.9%	$210.3	54.6%
Adjusted gross profit(1)	$97.9	56.1%	$108.9	55.2%	$195.8	56.2%	$210.3	54.6%
Operating income	$9.2	5.3%	$16.1	8.2%	$27.8	8.0%	$27.9	7.3%
Adjusted operating income(1)	$9.5	5.4%	$16.4	8.3%	$21.7	6.2%	$28.2	7.3%
Net income	$7.1	4.1%	$12.2	6.2%	$21.2	6.1%	$21.0	5.5%
Adjusted net income(1)	$7.3	4.2%	$12.4	6.3%	$16.6	4.7%	$21.3	5.5%
Diluted EPS	$0.26		$0.45		$0.79	0.2%	$0.78
Adjusted diluted EPS(1)	$0.27		$0.46		$0.62	0.2%	$0.79
Cash flow from operating activities	$(0.0)		$7.0		$23.4		$31.5

(1)	Refer to the Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of U.S. GAAP to adjusted key financial metrics.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A summary of changes from the applicable periods in the preceding fiscal year is presented in the following table.

	Three months ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018
Net sales	(11.5%)	(0.7%)	(9.5%)	1.4%
Gross profit	(10.4%)	1.0%	(9.0%)	1.1%
Adjusted gross profit(1)	(10.1%)	1.0%	(6.9%)	1.1%
Operating income	(42.9%)	(8.0%)	(0.3%)	(4.0%)
Adjusted operating income(1)	(42.2%)	(4.6%)	(23.1%)	(4.7%)
Net income	(41.9%)	(18.0%)	0.8%	(5.6%)
Adjusted net income(1)	(41.2%)	(15.2%)	(22.1%)	(6.3%)
Diluted EPS	(40.0%)	(16.7%)	1.3%	(2.5%)
Adjusted diluted EPS(1)	(41.3%)	(13.2%)	(21.5%)	(3.7%)
Cash flow from operating activities	(100.1%)	302.3%	(25.7%)	122.4%

(1)	Refer to the Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of U.S. GAAP to adjusted key financial metrics.

The components of consolidated net sales and operating income by business segment is presented in the following table ($ in millions).

	Three months ended December 31,			Six months ended December 31,
	2019	2018	% Chg	2019	2018	% Chg
Net sales
Wholesale segment	$91.9	$107.7	(14.6%)	$193.2	$225.7	(14.4%)
Retail segment	139.1	158.5	(12.2%)	276.4	303.7	(9.0%)
Elimination of intersegment sales	(56.4)	(69.0)		(121.1)	(144.5)
Consolidated net sales	$174.6	$197.2	(11.5%)	$348.5	$384.9	(9.5%)

Operating income (loss)
Wholesale segment	$5.7	$8.8	(35.0%)	$22.7	$23.1	(2.1%)
Retail segment	(0.1)	3.3	(104.1%)	1.4	1.8	(18.4%)
Elimination of intercompany profit (1)	3.6	4.0		3.8	3.0
Consolidated operating income	$9.2	$16.1	(42.9%)	$27.8	$27.9	(0.3%)

(1)	Represents the change in wholesale profit contained in the retail segment inventory existing at the end of the period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table shows selected design center location information.

	Fiscal 2020			Fiscal 2019
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	158	144	302	148	148	296
New locations	9	5	14	13	1	14
Closures	(8)	(6)	(14)	(1)	(4)	(5)
Transfers	(1)	1	-	(1)	1	-
Balance at December 31	158	144	302	159	146	305
Relocations (in new and closures)	1	4	5	-	1	1

Retail Design Center geographic locations:
United States	36	138	174	42	140	182
Canada	-	6	6	-	6	6
China	104	-	104	98	-	98
Other Asia	11	-	11	11	-	11
Europe	1	-	1	1	-	1
Middle East	6	-	6	7	-	7
Total	158	144	302	159	146	305

Results of Operations

Second Quarter ended December 31, 2019 compared with Second Quarter ended December 31, 2018

Consolidated net sales were $174.6 million, a decrease of 11.5% compared to the same prior year period. Net sales decreased by 14.6% for our wholesale segment and by 12.2% for our retail segment. Net sales in the second quarter ended December 31, 2019 were negatively impacted as a result of our ongoing transition from a promotional to a membership model as evidenced by a 21.8% decrease in wholesale orders, which led to lower wholesale shipments. In addition, there was a $4.2 million decrease in international sales primarily related to lower sales in China and Canada due to a challenging global economy.

Wholesale net sales decreased 14.6% to $91.9 million primarily due to a 45.1% decrease in sales to China and a 24.6% decline in sales to our North American retail network. Partially offsetting these declines was growth in contract sales, which grew 66.9% year over year. The year over year increase in contract sales was attributable to continued growth in sales from the United States government General Services Administration (“GSA”) contract.

Wholesale orders booked, which represents orders booked through all of our channels, was down 21.8% compared with the second quarter last year. Wholesale orders from China declined 69.3% from a year ago mainly due to global economic uncertainty. Excluding orders from China, our total wholesale orders decreased 17.9%, which was primarily the result of the transition to the membership model.

Retail net sales from Ethan Allen operated design centers decreased by $19.4 million, or 12.2%, to $139.1 million. There was a 12.3% decrease in net sales in the United States, while net sales from Canadian design centers decreased 11.8%. These decreases were primarily due to the transition to the membership model combined with softer order trends as consumers have been cautious with discretionary spending. There were 144 Company operated design centers at the end of the second quarter of fiscal 2020, compared to 146 in the prior year period as we continue to relocate and open new locations while closing older locations.

Gross profit decreased 10.4% to $97.5 million compared with the prior year period due to lower sales volumes in both our wholesale and retail segments combined with a change in product mix, partially offset by improved gross margins. Retail sales, as a percentage of total consolidated sales, was 79.7% in the current year second quarter compared with 80.4% a year ago, which change in mix negatively impacted our consolidated gross margin. Our fiscal 2020 gross margin improved to 55.9%, up from 55.2% in the prior year, primarily due to retail gross margin increasing from improved retail price optimization and wholesale gross margin expansion due to realizing efficiencies from our previously announced restructuring initiatives. Restructuring charges of $0.4 million negatively impacted our consolidated gross margin by 20 basis points.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Operating expenses decreased to $88.3 million, or 50.6% of net sales, compared with $92.7 million, or 47.0% of net sales, for the prior year period. The 4.8% decrease was primarily due to lower retail selling costs and lower general and administrative costs partially offset by higher wholesale advertising costs. Retail selling expenses decreased due to warehouse and delivery expenses decreasing, along with other reduced variable selling expenses, from the 12.2% reduction in retail net sales. General and administrative expenses decreased primarily due to lower wholesale compensation costs coupled with lower depreciation, occupancy costs and regional management charges within the retail segment. Wholesale selling costs increased due to television advertising costs during the quarter.

Operating income totaled $9.2 million, or 5.3% of net sales, compared with $16.1 million, or 8.2% of net sales, for the prior year second quarter. The decrease in operating income was driven by the 11.5% decline in consolidated net sales, which negatively impacted gross profit by 10.4% combined with a decrease in the retail/wholesale product mix and higher selling costs from television advertising spend. These decreases were partially offset by improved expense management and a gross margin improvement, which rose 70 basis points year over year.

Wholesale operating income decreased 35.0% to $5.7 million compared with $8.8 million for the prior year period primarily due to the decrease in net sales.

Retail operating loss was $0.1 million compared with operating income of $3.3 million for the prior year period. Operating margin decreased 220 basis points due to the 12.2% reduction in net sales partially offset by improved gross margin and a 4.5% decrease in operating expenses.

Income tax expense decreased to $2.2 million compared with $4.1 million a year ago due to the $7.0 million decrease in income before income taxes. Our effective tax rate was 23.5% in the current year second quarter compared with 25.1%. The effective tax rate of 23.5% primarily includes a provision for income tax on the current quarter’s taxable income, including federal, state and local taxes and tax and interest expense on uncertain tax positions. The year ago second quarter effective tax rate of 25.1% primarily includes tax expense on that quarter’s taxable income, tax expense on cancelations and exercises of stock options and tax and interest expense on uncertain tax positions.

Net income was $7.1 million compared with $12.2 million for the prior year period, which resulted in $0.27 per diluted share compared with $0.45 in the prior year period. Adjusted diluted EPS of $0.27 in the current year second quarter represents a decrease of 41.3% over the prior year second quarter adjusted diluted EPS of $0.46. This decrease was primarily from sales and operating income being negatively impacted during the quarter as we move from a promotional to membership model combined with retail consumers being cautious with discretionary spending.

Six Months ended December 31, 2019 compared with Six Months ended December 31, 2018

Consolidated net sales were $348.5 million, a decrease of 9.5% or $36.4 million compared with the same prior year period. Net sales decreased by 14.4% within our wholesale segment and by 9.0% in our retail segment. There was an $8.8 million decrease in international sales primarily related to lower sales in China and Canada due to a challenging global economy. Net sales to China were 47.4% lower in the current year compared with the same period last fiscal year. Softer order trends from consumers and the ongoing transition from a promotional sales model to a membership model negatively impacted our fiscal 2020 net sales.

Wholesale net sales decreased 14.4% to $193.2 million. The lower net sales were primarily due to a decline in sales to China and to our North American retail network combined with the impact from the transition to the membership model, which caused decreases in orders and subsequent shipments within our case goods, upholstery and home accents product lines. Partially offsetting these declines was growth in contract sales, which grew 64.8% year over year. The year over year increase in contract sales was attributable to continued growth in sales from the GSA contract.

Wholesale orders booked during fiscal 2020 was down 10.5% compared with the same period last fiscal year. Wholesale orders from China declined 53.8% from a year ago mainly due to the imposition of tariffs by China and the economic uncertainty surrounding the international trade disputes. Excluding orders from China, our total wholesale orders decreased 7.5%, primarily as the result of the transition to the membership model. These decreases were partially offset by continued growth in our contract business, including the GSA contract.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retail net sales from Ethan Allen operated design centers decreased by $27.4 million, or 9.0%, to $276.4 million. There was an 8.9% decrease in net sales in the United States and a 11.3% decrease in Canada. These decreases were primarily due to softer order trends as consumers have been cautious with discretionary spending combined with the shift to the membership model. There were 144 Company operated design centers at the end of the period, two less than the 146 in the prior year period.

Gross profit decreased 9.0% to $191.3 million compared with the prior year period due to declines within both our wholesale and retail segments. Wholesale gross profit was negatively impacted by lower sales volume. Retail sales, as a percentage of total consolidated sales, were 79.3% in fiscal 2020 compared with 78.9% in the prior fiscal year, which mix favorably impacted our year-to-date consolidated gross margin. Our fiscal 2020 adjusted gross margin improved to 56.2%, up from 54.6% in the prior year. Restructuring charges negatively impacted our fiscal 2020 consolidated gross margin by 130 basis points.

Operating expenses decreased to $163.5 million, or 46.9% of net sales, compared with $182.4 million, or 47.4% of net sales, for the prior year period. The 10.4% decrease was primarily due to a gain of $11.5 million from the sale of the Passaic property during the first quarter of fiscal 2020. In addition to the gain on the sale, operating expenses were lower in fiscal 2020 due to lower retail depreciation expense and lower wholesale distribution costs from a lower volume of shipments.

Operating income totaled $27.8 million, or 8.0% of net sales, compared with $27.9 million, or 7.3% of net sales, for the prior year period. Adjusted operating income in the first half of fiscal 2020, which excludes the $11.5 million gain on the sale of the Passaic property and $5.0 million of other restructuring charges, was $21.7 million, a decrease of 23.1% compared to last year. The adjusted operating income decrease was driven by the 9.5% decline in consolidated net sales combined with higher selling costs from television advertising spend.

Wholesale operating income decreased 2.1% to $22.7 million compared with $23.1 million for the prior year period. The decrease was due to the 14.6% decrease in net sales and higher selling costs partially offset by the $11.5 million gain on the sale of the Passaic property. Adjusted wholesale operating income decreased 29.5% largely due to lower sales volume and television advertising spend.

Retail operating income was $1.4 million, or 0.5% of net sales in the current period compared with $1.8 million for the prior year period. A higher gross margin rate and lower depreciation were offset by lower sales.

Income tax expense was $6.7 million compared with $7.0 million a year ago. Our effective tax rate was 24.1% in the current year first half compared with 25.0%. The effective tax rate of 24.1% primarily includes a provision for income tax on the current year’s taxable income and tax and interest expense on uncertain tax positions. The year ago effective tax rate of 25.0% primarily includes tax expense on that year’s taxable income, tax expense on cancelations and exercises of stock options and tax and interest expense on uncertain tax positions.

Net income was $21.2 million compared with $21.0 million for the prior year period, which resulted in $0.79 per diluted share compared with $0.78 in the prior year period. The gain on the sale of the Passaic property partially offset with other fiscal 2020 restructuring activities and corporate actions increased diluted EPS by $0.17. Adjusted diluted EPS of $0.62 in the current year represents a decrease of 21.5% over the prior year.

Reconciliation of Non-GAAP Financial Measures

To supplement the financial measures prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, we use non-GAAP financial measures, including adjusted gross profit and margin, adjusted operating income, adjusted retail operating income and margin, adjusted wholesale operating income and margin, adjusted net income, and adjusted diluted earnings per share. The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP are shown in tables below.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Despite the limitations of these non-GAAP financial measures, we believe these adjusted financial measures and the information they provide are useful in viewing our performance using the same tools that management uses to assess progress in achieving our goals. Adjusted measures may also facilitate comparisons to our historical performance.

The following tables below show a reconciliation of non-GAAP financial measures used in this filing to the most directly comparable U.S. GAAP financial measures.

(Unaudited)
(In thousands, except per share data)	Three months ended			Six months ended
	December 31,			December 31,
	2019	2018	% Chg	2019	2018	% Chg
Consolidated Adjusted Gross Profit / Gross Margin
GAAP Gross profit	$97,521	$108,860	(10.4%)	$191,315	$210,310	(9.0%)
Adjustments (pre-tax) *	389	-		4,529	-
Adjusted gross profit *	$97,910	$108,860	(10.1%)	$195,844	$210,310	(6.9%)
Adjusted gross margin *	56.1%	55.2%		56.2%	54.6%

Consolidated Adjusted Operating Income / Operating Margin
GAAP Operating income	$9,204	$16,128	(42.9%)	$27,845	$27,927	(0.3%)
Adjustments (pre-tax) *	284	297		(6,144)	297
Adjusted operating income *	$9,488	$16,425	(42.2%)	$21,701	$28,224	(23.1%)

Consolidated Net sales	$174,574	$197,152	(11.5%)	$348,495	$384,937	(9.5%)
GAAP Operating margin	5.3%	8.2%		8.0%	7.3%
Adjusted operating margin *	5.4%	8.3%		6.2%	7.3%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income	$7,086	$12,190	(41.9%)	$21,192	$21,030	0.8%
Adjustments, net of tax *	214	224		(4,639)	224
Adjusted net income	$7,300	$12,414	(41.2%)	$16,553	$21,254	(22.1%)
Diluted weighted average common shares	26,612	26,923		26,681	26,932
GAAP Diluted EPS	$0.27	$0.45	(40.0%)	$0.79	$0.78	1.3%
Adjusted diluted EPS *	$0.27	$0.46	(41.3%)	$0.62	$0.79	(21.5%)

Wholesale Adjusted Operating Income / Operating Margin
Wholesale GAAP operating income	$5,730	$8,821	(35.0%)	$22,658	$23,136	(2.1%)
Adjustments (pre-tax) *	284	74		(6,292)	74
Adjusted wholesale operating income *	$6,014	$8,895	(32.4%)	$16,366	$23,210	(29.5%)

Wholesale net sales	$91,889	$107,658	(14.6%)	$193,218	$225,730	(14.4%)
Wholesale GAAP operating margin	6.2%	8.2%		11.7%	10.2%
Adjusted wholesale operating margin *	6.5%	8.3%		8.5%	10.3%

Retail Adjusted Operating Income / Operating Margin
Retail GAAP operating income	$(135)	$3,311	(104.1%)	$1,429	$1,752	(18.4%)
Adjustments (pre-tax) *	-	223		148	223
Adjusted retail operating income *	$(135)	$3,534	(103.8%)	$1,577	$1,975	(20.2%)

Retail net sales	$139,101	$158,508	(12.2%)	$276,367	$303,722	(9.0%)
Retail GAAP operating margin	(0.1%)	2.1%		0.5%	0.6%
Adjusted retail operating margin *	(0.1%)	2.2%		0.6%	0.7%

* Adjustments to reported U.S. GAAP financial measures including gross profit and margin, operating income and margin, net income, and diluted EPS have been adjusted by the following:

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(Unaudited)	Three months ended		Six months ended
(In thousands)	December 31,		December 31,
	2019	2018	2019	2018
Inventory write-downs and manufacturing overhead costs	$389	$-	$4,529	$-
Adjustments to gross profit	$389	$-	$4,529	$-

Restructuring charges, including inventory write-downs (wholesale)	$211	$74	$4,982	$74
Gain on sale of Passaic, New Jersey property (wholesale)	-	-	(11,497)	-
Other professional fees incurred (wholesale)	73	-	223	-
Retail acquisition costs and other restructuring charges (retail)	-	223	148	223
Adjustments to operating income	$284	$297	$(6,144)	$297
Adjustments to income before income taxes	$284	$297	$(6,144)	$297
Related income tax effects (1)	(70)	(73)	1,505	(73)
Adjustments to net income	$214	$224	$(4,639)	$224

(1)	Calculated using a tax rate of 24.5% in both periods presented.

Liquidity

At December 31, 2019, we held cash and cash equivalents of $28.3 million compared with $20.8 million at June 30, 2019. Our principal sources of liquidity include cash and cash equivalents, cash flow from operations and amounts available under our credit facility. Cash and cash equivalents aggregated to 4.6% of our total assets at December 31, 2019, compared with 7.3% of our total assets a year ago and 4.1% at June 30, 2019. Our cash and cash equivalents increased $7.5 million during the first six months of fiscal 2020 due to net cash provided by operating activities of $23.4 million and proceeds from the sale of our Passaic property of $11.7 million, partially offset by $10.7 million in dividend payments, $8.2 million in share repurchases and $8.0 million of capital expenditures.

A summary of net cash provided by (used in) operating, investing, and financing activities for the six months ended December 31, 2019 and 2018 is provided below (in millions):

	Six months ended
	December 31,
	2019	2018
Cash provided by (used in) operating activities
Net income plus other non-cash items	$23.7	$31.7
Non-cash operating lease cost	16.2	-
Restructuring payments	(5.0)	-
Change in working capital	(11.5)	(0.2)
Total provided by operating activities	$23.4	$31.5

Cash provided by (used in) investing activities
Proceeds from disposal of fixed assets, including sale of Passaic property	$12.4	$-
Capital expenditures	(8.0)	(5.0)
Acquisitions, net of cash acquired	(1.3)	-
Other investing activities	0.1	0.1
Total provided by (used in) investing activities	$3.2	$(4.9)

Cash provided by (used in) financing activities
Payment of cash dividends	$(10.7)	$(10.1)
Repurchase of common stock	(8.2)	-
Other financing activities	(0.2)	(0.1)
Total (used in) financing activities	$(19.1)	$(10.2)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash Provided by (Used in) Operating Activities. Year-to-date cash provided by operating activities was $23.4 million, a decrease of $8.1 million from the year ago period primarily due to lower net income combined with $5.0 million in restructuring payments made in connection with our previously announced optimization of manufacturing and logistics activities. Restructuring payments included $2.4 million in severance, $1.3 million of manufacturing overhead costs and $1.3 million of other exit and relocation costs. The change in working capital was primarily due to timing of accounts payable and accrued expenses combined with lower retail customer deposits partially offset by improved inventory management. As a result of the adoption of ASU 2016-02, we now report non-cash operating lease costs as a non-cash adjustment to reconcile net income while our monthly lease payments are reported as a reduction to operating lease liabilities within working capital.

Cash Provided by (Used in) Investing Activities. Year-to-date cash of $3.2 million was provided by investing activities due to cash proceeds of $12.4 million received from the sale of the Passaic property and other manufacturing equipment, partially offset by capital expenditures of $8.0 million and $1.3 million from design center acquisitions. Cash paid to acquire design centers from our independent retailers in an arm’s length transaction totaled $1.3 million during the first six months of fiscal 2020 compared with none a year ago.

Cash Provided by (Used in) Financing Activities. Year-to-date cash of $19.1 million was used in financing activities compared with $10.2 million of cash used in the prior year comparable period. The increase year over year was primarily due to share repurchases and a 10.5% increase in our regular quarterly cash dividend per share. Cash dividends increased to $0.21 per share in the second quarter of fiscal 2020 and totaled $10.7 million in the current year compared with $10.1 million in the prior year. We have continuously paid regular quarterly dividends for every quarter since 1996 and expect to continue to do so as economic conditions and liquidity permit. We repurchased 545,727 shares under our existing share repurchase program during the first six months of fiscal 2020 at an average price of $18.38 per share.

We believe that our cash flow from operations, together with our other available sources of liquidity including the credit facility, will be sufficient to fund changes in working capital, necessary capital expenditures, acquisition activity, the payment of dividends and other cash requirements.

Capital Resources

Capital Expenditures - Capital expenditures in the first half of fiscal 2020 were $8.0 million, compared with $5.0 million in the prior year period. In fiscal 2020, approximately 71% of our total capital expenditures related to opening new and relocating design centers in desirable locations, updating existing design center presentations and floor plans and opening new home delivery service centers. The remaining 29% was primarily capital expenditures incurred in connection with our optimization project as we convert the Old Fort, North Carolina facility into a distribution center and expand our existing Maiden, North Carolina manufacturing campus. We have no material contractual commitments outstanding for future capital expenditures.

Capital Needs - During December 2018 we entered into a five-year, $165 million senior secured revolving credit facility, which amended and restated the previously existing facility. For a detailed discussion of our debt obligations, see Note 8 to the consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Letters of Credit - At December 31, 2019 and June 30, 2019, there was $5.8 million and $6.1 million, respectively, of standby letters of credit outstanding under the revolving credit facility.

Total availability under the Facility was $126.4 million at December 31, 2019 and $158.9 million at June 30, 2019. At December 31, 2019 and June 30, 2019, we were in compliance with all the covenants under the revolving credit facility.

Share Repurchase Program

We may from time to time make repurchases in the open market and privately negotiated transactions, subject to market conditions, including pursuant to our previously announced repurchase program. We repurchased 545,727 shares under the program during the first six months of fiscal 2020 at an average price of $18.38 per share. At December 31, 2019, we had a remaining Board authorization to repurchase 1,972,319 shares of our common stock pursuant to our program. On January 13, 2020, the Board of Directors of the Company authorized an increase in the aggregate share repurchase authorization under our existing multi-year share repurchase program (the “Share Repurchase Program”) to 3,000,000 shares.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of June 30, 2019, we had total contractual obligations of $207.0 million, of which $169.9 million related to our operating lease commitments. Upon adoption of ASU 2016-02, we recognized these operating lease liabilities on our consolidated balance sheet. There were no other material changes in our contractual obligations during the first six months of fiscal 2020.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Dividends

In October 2019 we paid a $0.21 per share regular quarterly dividend. On November 13, 2019, our Board of Directors approved a regular quarterly dividend of $0.21 per share. The cash dividend of $5.6 million was paid on January 23, 2020, to common stockholders of record at the close of business on January 9, 2020. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.

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

We implemented ASU 2016-02 in the first quarter of fiscal 2020. There have been no other changes in our significant accounting policies or critical accounting estimates during the first six months of fiscal 2020 from those disclosed in our 2019 Annual Report on Form 10-K. Refer to Note 6, Leases, for further details on the adoption of ASU 2016-02.

Recent Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, to the consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption.

Business Outlook

With our vertical enterprise well-positioned, we maintain a cautiously optimistic outlook. We continue to strengthen our talent across the Company. We believe our network of professionally trained interior design professionals differentiate us from our competitors.

We are continuing our marketing focus on providing fresh and relevant product offerings, enhancing the projection of our design centers and deploying effective advertising across various mediums. We will also continue to leverage the use of technology combined with personal service within our retail network and online through ethanallen.com.

We continue to strengthen our vertically integrated structure from the concept of idea, to engineering, to manufacturing, to retail and logistics. We intend to maintain our manufacturing capabilities in North America, which we believe is a long-term competitive advantage that will allow us to advance our objectives of maintaining fast order delivery, exceptional quality and improving capacity, to ship stocked and custom made-to-order items more quickly, in order to allow us to grow our business.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

We expect the home furnishings industry to remain extremely competitive with respect to both the sourcing of products and the wholesale and retail sale of those products for the foreseeable future. While we also utilize overseas sourcing for approximately 25% of our products, we choose to differentiate ourselves by maintaining a substantial North American manufacturing base, the majority of which is located in the United States. This structure is designed to enable us to leverage our vertically integrated structure to our advantage. We continue to believe that a balanced approach to product sourcing, which includes our own North American manufacturing of approximately 75% of our product offerings coupled with the import of other selected products, provides the greatest degree of flexibility, lower inventory levels, and short lead times and is the most effective approach to ensuring that acceptable levels of quality and service are maintained.

We believe our Member Program will continue to gain momentum, which will be complimented by a strong marketing program, starting with a direct mail magazine being distributed in January 2020 to 2.5 million households. This will be further supported by various other marketing channels including local television in select markets and digital and social marketing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates that could impact our financial position and results of operations.

Interest Rate Risk

At December 31, 2019, we did not have any floating-rate debt obligations outstanding under our revolving credit facility. It is anticipated that the fair market value of any future debt under the credit facility will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of such debt would be significantly impacted by current market events. Previous borrowings under the facility during fiscal 2019 had an interest rate equal to the one-month LIBOR rate of 2.5% plus a spread using a debt leverage pricing grid currently at 1.5%. There was no interest expense from borrowings during the first six months of fiscal 2020 as we had no outstanding debt. We currently do not engage in any interest rate hedging activity and we have no intention of doing so in the foreseeable future.

LIBOR Transition

LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressure may cause LIBOR to disappear entirely or to perform differently than in the past. It is expected that certain banks will stop reporting information used to set LIBOR at the end of 2021 when their reporting obligations cease. This will effectively end the usefulness of LIBOR and end its publication. The consequences of these developments cannot be entirely predicted but, as noted above, could impact the interest earned on our investments and our interest expense. If LIBOR is no longer available, or otherwise at our option, we will pursue alternative interest rate calculations in our credit agreement, including the use of the Secured Overnight Financing Rate (SOFR). As of December 31, 2019, the Company had no outstanding borrowings under its existing credit facility and no material exposure to LIBOR, thus we do not believe the discontinuation of LIBOR will have a material impact on our financial position and results of operations.

Foreign Currency Exchange Risk

Foreign currency exchange risk is primarily limited to our operation of Ethan Allen operated retail design centers located in Canada and our manufacturing plants in Mexico and Honduras, as substantially all purchases of imported parts and finished goods are denominated in United States dollars. As such, foreign exchange gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on our consolidated results of operations. A hypothetical 10% weaker United States dollar against all foreign currencies at December 31, 2019 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and we have no intention of doing so in the foreseeable future.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer (principal executive officer) and the Executive Vice President Administration and Chief Financial Officer (principal financial officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes during the first six months of fiscal 2020 to the matters discussed in Part I, Item 3 - Legal Proceedings in our 2019 Annual Report on Form 10-K.

Item 1A. Risk Factors

We operate in a changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, operating results or cash flows. The Company has described, in its 2019 Annual Report on Form 10-K, the primary risks related to its business and securities, and periodically updates those risks for material developments. For a detailed discussion of certain risks that affect our business, refer to the risk factors identified in section Item 1A – Risk Factors in our 2019 Annual Report on Form 10-K.

The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes from the risk factors associated with our business as previously disclosed in our 2019 Annual Report on Form 10-K.

We are undertaking a significant business initiative with the launch of the Ethan Allen Member Program. If this initiative is not successful, it may have a negative impact on our results of operations.

In October 2019 we transitioned from a promotional to a membership model, by introducing the Ethan Allen Member Program, which is designed to provide a range of benefits to our customers in return for payment of an annual membership fee. We introduced the Ethan Allen Member Program as an alternative to prior practices involving numerous short-term promotional event-driven programs. There can be no assurance that certainty as to how our customers may react to this program over time or how it will affect our financial results from quarter to quarter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c) Issuer Purchases of Equity Securities

The following table provides a month-to-month summary of the share repurchase activity during the three months ended December 31, 2019:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs(2)	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs(2)
October 2019	—	$—	—	2,518,046
November 2019	—	$—	—	2,518,046
December 2019	545,727	$18.38	545,747	1,972,319	(3)
Total	545,727		545,747

(1)	Shares were purchased under our existing multi-year share repurchase program.

(2)

Repurchases may be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be made using existing and future cash generated by operations.

(3)	On January 13, 2020, the Board of Directors of the Company authorized an increase in the total authorization of our multi-year existing share repurchase program to 3,000,000.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: February 4, 2020	BY:	/s/ M. Farooq Kathwari
M. Farooq Kathwari Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 4, 2020	BY:	/s/ Corey Whitely
Corey Whitely
Executive Vice President, Administration Chief Financial Officer and Treasurer
(Principal Financial Officer)