Form 10-Q
period 2020-03-31
ETHAN ALLEN INTERIORS INC
filed 2020-05-11
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of May 8, 2020 was 25,053,082.

Ethan Allen Interiors Inc.

Form 10-Q Third Quarter of Fiscal 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(In thousands, except par value)

	March 31, 2020	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$116,868	$20,824
Accounts receivable, net	10,482	14,247
Inventories, net	138,774	162,389
Prepaid expenses and other current assets	21,204	18,830
Total current assets	287,328	216,290
Property, plant and equipment, net	242,490	245,246
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	124,636	-
Deferred income taxes	2,044	2,108
Other assets	1,478	1,579
Total ASSETS	$703,104	$510,351
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$30,997	$34,166
Customer deposits and deferred revenue	52,410	56,714
Accrued compensation and benefits	20,065	22,646
Short-term debt	-	550
Current operating lease liabilities	34,005	-
Other current liabilities	9,386	8,750
Total current liabilities	146,863	122,826
Long-term debt	100,000	516
Operating lease liabilities, long-term	112,515	-
Deferred income taxes	1,534	1,069
Other long-term liabilities	2,946	22,011
Total LIABILITIES	$363,858	$146,422
Commitments and contingencies (see Note 15)
Shareholders' equity:
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	$-	$-
Common stock, $0.01 par value, 150,000 shares authorized, 49,054 and 49,049 shares issued; 25,053 and 26,587 shares outstanding at March 31, 2020 and June 30, 2019, respectively	491	491
Additional paid-in capital	378,166	377,913
Treasury stock, at cost: 24,001 and 22,462 shares at March 31, 2020 and June 30, 2019, respectively	(680,916)	(656,597)
Retained earnings	650,701	647,710
Accumulated other comprehensive loss	(9,218)	(5,651)
Total Ethan Allen Interiors Inc. shareholders' equity	339,224	363,866
Noncontrolling interests	22	63
Total shareholders' equity	339,246	363,929
Total LIABILITIES AND SHAREHOLDERS' EQUITY	$703,104	$510,351

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
Net sales	$149,774	$177,829	$498,269	$562,766
Cost of sales	65,825	79,435	223,005	254,062
Gross profit	83,949	98,394	275,264	308,704

Selling, general and administrative expenses	83,841	87,504	258,346	269,824
Restructuring and other impairment charges, net of gains (note 10)	862	221	(10,173)	284
Operating income (loss)	(754)	10,669	27,091	38,596
Interest income, net of interest (expense)	213	(62)	295	63
Income (loss) before income taxes	(541)	10,607	27,386	38,659
Income tax expense (benefit)	(318)	2,629	6,417	9,651
Net income (loss)	$(223)	$7,978	$20,969	$29,008

Per share data
Basic earnings per common share:
Net income (loss) per basic share	$(0.01)	$0.30	$0.80	$1.09
Basic weighted average common shares	25,703	26,705	26,332	26,690
Diluted earnings per common share:
Net income (loss) per diluted share	$(0.01)	$0.30	$0.80	$1.08
Diluted weighted average common shares	25,703	26,751	26,362	26,749

Comprehensive income (loss)
Net income (loss)	$(223)	$7,978	$20,969	$29,008
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(3,841)	303	(3,567)	355
Other	(15)	(20)	(41)	(65)
Other comprehensive income (loss), net of tax	(3,856)	283	(3,608)	290
Comprehensive income (loss)	$(4,079)	$8,261	$17,361	$29,298

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended
	March 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$20,969	$29,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,845	14,742
Share-based compensation expense	200	986
Non-cash operating lease cost	24,369	-
Deferred income taxes	1,077	(390)
Restructuring and other impairment charges, net of gains	(5,647)	284
Restructuring payments	(5,574)	(177)
Loss on disposal of property, plant and equipment	191	134
Other	(13)	(16)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	3,630	(3,474)
Inventories, net	21,567	(1,613)
Prepaid expenses and other current assets	(1,980)	(1,290)
Customer deposits and deferred revenue	(4,914)	1,145
Accounts payable and accrued expenses	(3,428)	(510)
Accrued compensation and benefits	429	4,414
Operating lease liabilities	(24,411)	-
Other assets and liabilities	(626)	1,064
Net cash provided by operating activities	38,684	44,307

Cash Flows from Investing Activities
Proceeds from disposal of property, plant and equipment	12,423	1
Capital expenditures	(12,457)	(6,990)
Acquisitions, net of cash acquired	(1,350)	-
Other investing activities	20	124
Net cash used in investing activities	(1,364)	(6,865)

Cash Flows from Financing Activities
Borrowings on revolving credit facility	100,000	16,000
Payments on borrowings	-	(8,000)
Payment of cash dividends	(16,181)	(41,916)
Repurchases of common stock	(24,319)	-
Other financing activities	(369)	(190)
Net cash provided by (used in) financing activities	59,131	(34,106)

Effect of exchange rate changes on cash and cash equivalents	(407)	43

Net increase in cash and cash equivalents	96,044	3,379
Cash and cash equivalents at beginning of period	20,824	22,363
Cash and cash equivalents at end of period	$116,868	$25,742

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Unaudited)

 (In thousands)

Fiscal 2020

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2019	49,049	$491	$377,913	22,462	$(656,597)	$(5,651)	$647,710	$63	$363,929
Net income	-	-	-	-	-	-	14,106	-	14,106
Common stock issued on share-based awards	1	-	18	-	-	-	-	-	18
Share-based compensation expense	-	-	151	-	-	-	-	-	151
Impact of ASU 2016-02 adoption, net of tax	-	-	-	-	-	-	(1,585)	-	(1,585)
Cash dividends declared	-	-	-	-	-	-	(5,610)	-	(5,610)
Other comprehensive income (loss)	-
Balance at September 30, 2019	49,050	$491	$378,082	22,462	$(656,597)	$(6,150)	$654,621	$56	$370,503
Net income	-	-	-	-	-	-	7,086	-	7,086
Common stock issued on share-based awards	4	-	35	-	-	-	-	-	35
Share-based compensation expense	-	-	(28)	-	-	-	-	-	(28)
Cash dividends declared	-	-	-	-	-	-	(5,496)	-	(5,496)
Repurchase of common stock	-	-	-	546	(10,029)	-	-	-	(10,029)
Other comprehensive income (loss)	-
Balance at December 31, 2019	49,054	$491	$378,089	23,008	$(666,626)	$(5,377)	$656,211	$37	$362,825
Net loss	-	-	-	-	-	-	(223)	-	(223)
Share-based compensation expense	-	-	77	-	-	-	-	-	77
Cash dividends declared	-	-	-	-	-	-	(5,287)	-	(5,287)
Repurchase of common stock	-	-	-	993	(14,290)	-	-	-	(14,290)
Other comprehensive income (loss)	-	-	-	-	-	(3,841)	-	(15)	(3,856)
Balance at March 31, 2020	49,054	$491	$378,166	24,001	$(680,916)	$(9,218)	$650,701	$22	$339,246

Fiscal 2019

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2018	48,989	$490	$376,950	22,460	$(656,551)	$(6,171)	$669,013	$139	$383,870
Net income	-	-	-	-	-	-	8,840	-	8,840
Common stock issued on share-based awards	40	-	637	-	-	-	-	-	637
Share-based compensation expense	-	-	491	-	-	-	-	-	491
Cash dividends declared	-	-	-	-	-	-	(5,072)	-	(5,072)
Other comprehensive income (loss)	-
Balance at September 30, 2018	49,029	$490	$378,078	22,460	$(656,551)	$(4,924)	$672,781	$113	$389,987
Net income	-	-	-	-	-	-	12,190	-	12,190
Common stock issued on share-based awards	9	-	164	-	-	-	-	-	164
Share-based compensation expense	-	-	316	-	-	-	-	-	316
Cash dividends declared	-	-	-	-	-	-	(31,778)	-	(31,778)
Other comprehensive income (loss)	-
Balance at December 31, 2018	49,038	$490	$378,558	22,460	$(656,551)	$(6,119)	$653,193	$94	$369,665
Net income	-	-	-	-	-	-	7,978	-	7,978
Common stock issued on share-based awards	2	-	19	-	-	-	-	-	19
Share-based compensation expense	-	-	179	-	-	-	-	-	179
Cash dividends declared	-	-	-	-	-	-	(5,075)	-	(5,075)
Other comprehensive income (loss)	-	-	-	-	-	303	-	(20)	283
Balance at March 31, 2019	49,039	$490	$378,756	22,460	$(656,551)	$(5,816)	$656,096	$74	$373,049

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Organization and Nature of Business

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

Use of Estimates. We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. Areas in which significant estimates have been made include, but are not limited to, goodwill and indefinite-lived intangible asset impairment analyses, useful lives for property, plant and equipment, inventory obsolescence, business insurance reserves, tax valuation allowances, the evaluation of uncertain tax positions and other loss reserves.

Principles of Consolidation. We conduct business globally and have strategically aligned our business into two reportable segments: Wholesale and Retail. These two segments represent strategic business areas of our vertically integrated enterprise that operate separately and provide their own distinctive services. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany activity and balances have been eliminated from the consolidated financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and nine months ended March 31, 2020 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our fiscal 2019 Annual Report on Form 10-K (the “2019 Annual Report on Form 10-K”).

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Upon adoption we recognized operating lease assets of $129.7 million and operating lease liabilities of $149.7 million on our consolidated balance sheet. In addition, $20.0 million of deferred rent and various lease incentives, which were reflected as other long-term liabilities as of June 30, 2019, were reclassified as a component of the right-of-use assets upon adoption. The Company also recognized a cumulative adjustment as of July 1, 2019, which decreased opening retained earnings by $1.6 million due to the impairment of certain right-of-use assets. The adoption of the new standard did not have a material impact on our consolidated statements of operations or cash flows. See Note 7 for further details on new disclosures required under ASU 2016-02.

Goodwill Impairment Test – In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes the requirement for companies to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company early adopted ASU 2017-04 during fiscal 2020.

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

Implementation Costs in a Cloud Computing Arrangement – In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, an update related to a client’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance aligns the requirements for capitalizing implementation costs in a cloud computing service contract with the guidance for capitalizing implementation costs to develop or obtain internal-use software. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. This accounting standards update will be effective for us beginning in the first quarter of fiscal 2021. We are currently evaluating the impact of this accounting standards update, but do not expect the adoption to have a material impact on our consolidated financial statements.

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

Reference Rate Reform on Financial Reporting – In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, an update that provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This accounting standards update is intended to ease the process of migrating away from LIBOR to new reference rates and will be effective for us beginning in the first quarter of fiscal 2021. We are currently evaluating the impact of this accounting standards update, but do not expect the adoption to have a material impact on our consolidated financial statements.

No other new accounting pronouncements issued or effective as of March 31, 2020 have had or are expected to have an impact on our consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Estimated refunds for sales returns and allowances are based on our historical return patterns. We record these estimated refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At March 31, 2020 and June 30, 2019, these amounts were immaterial.

We capitalize commission fees paid to our associates as contract assets within Prepaid expenses and other current assets on our consolidated balance sheets. These prepaid commissions are subsequently recognized as a selling expense upon delivery (when we have transferred control of our product to our customer). At March 31, 2020, we had prepaid commissions of $7.1 million, which we expect to recognize to selling expense in the next six months. Prepaid commissions totaled $8.0 million at June 30, 2019.

In many cases we receive deposits from customers before we have transferred control of our product to our customers, resulting in contract liabilities. These customer deposits are reported as a current liability in Customer deposits and deferred revenue on our consolidated balance sheets. At June 30, 2019 we had customer deposits of $56.7 million, of which we recognized $1.1 million and $54.7 million, respectively, as net sales upon delivery to the customer during the three and nine months ended March 31, 2020. Customer deposits totaled $50.2 million at March 31, 2020.

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

The following table disaggregates net sales by product category by segment for the three months ended March 31, 2020 (in thousands):

	Wholesale	Retail	Total
Upholstery(1)	$47,214	$54,791	$102,005
Case goods(2)	30,096	31,822	61,918
Accents(3)	16,942	25,849	42,791
Other(4)	(1,113)	3,236	2,123
Total before intercompany eliminations	$93,139	$115,698	208,837
Intercompany eliminations(5)			(59,063)
Consolidated net sales			$149,774

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table disaggregates net sales by product category by segment for the nine months ended March 31, 2020 (in thousands):

	Wholesale	Retail	Total
Upholstery(1)	$141,563	$181,723	$323,286
Case goods(2)	95,922	110,465	206,387
Accents(3)	51,109	86,078	137,187
Other(4)	(2,237)	13,799	11,562
Total before intercompany eliminations	$286,357	$392,065	678,422
Intercompany eliminations(5)			(180,153)
Consolidated net sales			$498,269

(1)	Upholstery furniture includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.

(2)	Case goods furniture includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture, and wooden accents.

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

Inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory.

Inventories at March 31, 2020 and June 30, 2019 are summarized as follows (in thousands):

	March 31,	June 30,
	2020	2019
Finished goods	$105,678	$128,047
Work in process	10,467	9,185
Raw materials	24,237	26,661
Inventory reserves	(1,608)	(1,504)
Inventories, net	$138,774	$162,389

(6)	Goodwill and Other Intangible Assets

Our goodwill and intangible assets are comprised of goodwill, which represents the excess of cost over the fair value of net assets acquired, and our Ethan Allen trade name and related trademarks. Both goodwill and indefinite-lived intangible assets are not amortized as they are estimated to have an indefinite life.

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

In the fiscal third quarter ended March 31, 2020, wholesale net sales declined 14.1% and there was a meaningful decline (46.4%) in our stock price from the fiscal second quarter to the third quarter (from $19.06 to $10.22). This decline coupled with the significant adverse changes in the business climate from the COVID-19 health crisis, led us to determine that an impairment triggering event occurred, which required an interim quantitative impairment assessment of goodwill and intangible assets. Based on the Company’s interim quantitative assessment performed as of March 31, 2020, the fair value of the wholesale reporting unit exceeded its related carrying value by approximately 25%, thus no impairment of goodwill as of March 31, 2020.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The fair value of our trade name, which is the Company’s only indefinite-lived intangible asset other than goodwill, was also reviewed as of March 31, 2020 for impairment. We performed the interim trade name impairment test and concluded that its fair value substantially exceeded the carrying value as of March 31, 2020, thus no impairment.

As of March 31, 2020, the goodwill balance was $25.4 million, while other indefinite-lived intangible assets totaled $19.7 million. If the market valuation of our common shares or operating results within the wholesale reporting unit significantly decline beyond current levels, we may again need to conduct an evaluation of the fair value of our goodwill and trade name, which may result in an impairment charge.

(7)	Leases

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

Key Estimates and Judgments

Key estimates and judgments in applying ASU 2016-02 relate to how the Company determines the discount rate to discount the unpaid lease payments to present value and the lease term.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The Company's lease terms and discount rates are as follows:

March 31, 2020
Weighted-average remaining lease term (in years)
Operating leases	6.7
Financing leases	1.7
Weighted-average discount rate
Operating leases	3.8%
Financing leases	4.4%

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

	Statement of Comprehensive Income Location	Three months ended March 31, 2020	Nine months ended March 31, 2020
Operating lease cost	Selling, general and administrative (“SG&A”)	$8,178	$24,369
Financing lease cost:
Depreciation of property	SG&A	152	445
Interest on lease liabilities	Interest income, net of interest (expense)	8	25
Short-term lease cost	SG&A	280	1,022
Variable lease cost(1)	SG&A	2,333	7,169
Less: Sublease income	SG&A	(486)	(1,588)
Total lease expense		$10,465	$31,442

(1)	Variable lease payments include index-based changes in rent, maintenance, real estate taxes, insurance and other charges included in the lease.

Operating lease rent expense during the three months ended March 31, 2019, as reported within SG&A, was $8.2 million, net of sublease rental income of $0.5 million. For the nine months ended March 31, 2019, operating lease rent expense was $24.2 million, net of sublease rental income of $1.5 million.

The following table discloses the operating and financing lease assets and liabilities recognized within our consolidated balance sheet as of March 31, 2020 (in thousands):

	Consolidated Balance Sheet Location	March 31, 2020
Assets
Operating leases	Operating lease right-of-use assets (non-current)	$124,636
Financing leases	Property, plant and equipment, net	741
Total lease assets		$125,377

Liabilities
Current:
Operating leases	Current operating lease liabilities	$34,005
Financing leases	Other current liabilities	604
Noncurrent:
Operating leases	Operating lease liabilities, long-term	112,515
Financing leases	Other long-term liabilities	127
Total lease liabilities		$147,251

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The ROU assets by segment are as follows as of March 31, 2020 (in thousands):

Retail	$124,694
Wholesale	683
Total ROU assets	$125,377

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of March 31, 2020 (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2020 (remaining three months)	$8,910	$151
2021	33,424	459
2022	29,082	78
2023	22,936	39
2024	17,875	19
Thereafter	55,783	8
Total undiscounted future minimum lease payments	168,010	754
Less: imputed interest	(21,490)	(23)
Total present value of lease obligations	$146,520	$731

As of March 31, 2020, we have entered into one additional operating lease for a design center relocation, which has not yet commenced and is therefore not part of the table above nor included in the lease right-of-use assets and liabilities. The lease will commence when we obtain possession of the underlying leased asset which is expected to be during the first half of fiscal 2021. The lease is for a period of ten years and has aggregate undiscounted future rent payments of $3.2 million.

At March 31, 2020, we did not have any financing leases that had not commenced.

Other information for our leases is as follows (in thousands):

Nine months ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,411
Operating cash flows from financing leases	$422
Operating lease assets obtained in exchange for new operating lease liabilities	$16,333

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(8)	Income Taxes

We review our expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to actual or forecasted permanent book to tax differences; impacts from future tax audits with state, federal or foreign tax authorities; impacts from tax law changes; or change in judgment as to the realizability of deferred tax assets. We identify items which are non-recurring in nature and treats these as discrete events. The tax effect of such items is recorded in the quarter in which the related events occur. Due to the volatility of these factors, our consolidated effective income tax rate can change significantly quarter over quarter.

We conduct business globally and, as a result, we file income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, we are subject to periodic examination in such domestic and foreign jurisdictions by tax authorities. We are currently under audit in the United States for fiscal 2016 through fiscal 2018. While the amount of uncertain tax impacts with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant. It is reasonably possible that some of these audits may be completed during the next twelve months and that various issues relating to uncertain tax impacts will be resolved within the next twelve months as exams are completed or as statutes expire and will impact the effective tax rate.

Our consolidated effective tax rate was 58.8% and 23.4% respectively, for the three and nine months ended March 31, 2020 compared with 24.8% and 25.0% in the prior year periods. Our effective tax rate varies from the 21% federal statutory rate due to state taxes and other nonrecurring events that may not be predictable.

(9)	Debt

Total debt obligations at March 31, 2020 and June 30, 2019 consist of the following (in thousands):

	March 31,	June 30,
	2020	2019

Borrowings under revolving credit facility	$100,000	$-
Capital leases (1)	-	1,066
Total debt	100,000	1,066
Less current maturities	-	550
Total long-term debt	$100,000	$516

(1)

Capital leases were previously reported as debt as of June 30, 2019. Upon the adoption of the new leasing standard, the Company reclassified its capital lease obligations from short and long-term debt to other current liabilities and other long-term liabilities, respectively. Refer to Note 7 for further details regarding capital lease obligations.

Credit Agreement

On December 21, 2018, the Company and most of its domestic subsidiaries (the “Loan Parties”) entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and syndication agent and Capital One, National Association, as documentation agent. The Credit Agreement provides for a $165 million revolving credit facility (the “Facility”), subject to borrowing base availability, with the maturity date of December 21, 2023. We incurred financing costs of $0.6 million, which are being amortized over the remaining life of the Facility using the effective interest method.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Borrowings under the Facility

On March 23, 2020, we provided notice to the administrative agent under the Credit Agreement to borrow a principal amount of $80 million under the Facility. Subsequently, on March 30, 2020, we borrowed an additional $20 million, bringing our aggregate borrowings to $100 million under the Facility as of March 31, 2020. Prior to such notice, there were no borrowings outstanding under the Facility. The borrowings bear a weighted average interest rate equal to the one-month LIBOR rate of 0.95% plus a spread using a debt leverage pricing grid, currently at 1.50%. Interest on the borrowings outstanding is payable monthly in arrears and the principal balance is payable on the maturity date of December 21, 2023. We elected to draw down on the Facility to increase our cash position as a precautionary measure and to preserve financial flexibility in consideration of the disruption and uncertainty surrounding the ongoing COVID-19 pandemic.

The outstanding borrowings of $100 million are reported as Long-term debt within the consolidated balance sheet at March 31, 2020. For the nine months ended March 31, 2020 and 2019, we recorded interest expense of $0.2 million and $0.3 million, respectively, on our outstanding debt.

The fair value of our long-term debt was $100 million as of March 31, 2020, which we believe approximates the carrying amount as the terms and interest rate approximate market rates given its floating interest rate basis.

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

At March 31, 2020 and June 30, 2019, there was $5.8 million and $6.1 million, respectively, of standby letters of credit outstanding under the Facility. Total borrowing base availability under the Facility was $23.9 million at March 31, 2020 and $158.9 million at June 30, 2019. At both March 31, 2020 and June 30, 2019, we were in compliance with all the covenants under the Facility.

(10)	Restructuring and Other Impairment Activities

Summary of Restructuring, Impairments and Other related charges (gains)

Restructuring, impairment and other related costs incurred during the three and nine months ended March 31, 2020 were as follows (in thousands):

	Three months ended	Nine months ended
	March 31, 2020	March 31, 2020
Optimization of manufacturing and logistics	$368	$829
Gain on sale of Passaic property	-	(11,497)
Impairment of long-lived assets (retail)	389	389
Other charges	105	106
Total Restructuring and other impairment charges, net of gains	$862	$(10,173)
Manufacturing overhead costs	(5)	1,318	(1)
Inventory write-downs	-	3,208	(1)
Total	$857	$(5,647)

(1)	Manufacturing overhead costs and inventory write-downs are reported within Cost of Sales in the consolidated statements of comprehensive income.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Restructuring and Other Related Charges Rollforward

The Company’s restructuring activity is summarized in the table below (in thousands):

	Balance	Fiscal 2020 Activity			Balance
Optimization of Manufacturing and Logistics	June 30, 2019	New Charges (Income)	Non-Cash	(Payments) Receipts	March 31, 2020
Employee severance, other payroll and benefit costs	$1,714	$777	$23	$(2,468)	$-
Manufacturing overhead costs	-	1,318	-	(1,318)	-
Sale of Passaic property	-	(11,497)	245	11,742	-
Sale of other property, plant and equipment	-	(675)	-	675	-
Other exit costs	-	727	(523)	(1,250)	-
Sub-total	$1,714	$(9,350)	$(255)	$7,381	$-

Other Restructuring and Impairment Charges
Inventory write-downs	$-	$3,208	$3,208	$-	$-
Impairment of long-lived assets (retail)	-	389	389	-	-
Lease exit costs (remaining lease rentals)	3,145	-	2,878	(267)	-	(1)
Other charges (income)	224	106	-	(271)	59	(2)
Sub-total	$3,369	$3,703	$6,475	$(538)	$59

Total Restructuring, Impairments and other exit costs	$5,083	$(5,647)	$6,220	$6,843	$59

(1)

The previously recorded vacant space liability was reclassified from Accounts payable and accrued expenses and Other long-term liabilities to Operating lease right-of-use assets upon the adoption of ASU 2016-02, which requires all right-of-use assets to be measured net of any Topic 420 lease liabilities.

(2)	The remaining balance from the other charges (income) as of March 31, 2020 is recorded within Accounts payable and accrued expenses.

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

We completed this optimization project in fiscal 2020 as we converted the Old Fort facility into a distribution center and expanded our existing Maiden, North Carolina manufacturing campus while finalizing severance and other exit costs. In connection with these initiatives, we recorded pre-tax restructuring and other exit charges totaling $2.1 million, consisting of $1.3 million in abnormal manufacturing variances associated with the Passaic and Old Fort facilities, $0.8 million in employee severance and other payroll and benefit costs and $0.7 million in other exit costs partially offset by $0.7 million in gains from the sale of property, plant and equipment held at our Old Fort facility. The abnormal manufacturing overhead variances of $1.3 million were recorded within Cost of Sales with the remaining recorded within the line item Restructuring and other impairment charges, net of gains in the consolidated statements of comprehensive income.

As part of our optimization plans, we also completed the sale of our Passaic property in September 2019 to an independent third party and received $12.4 million in cash less certain adjustments, including $0.9 million in selling and other closing costs. As a result of the sale, the Company recognized a pre-tax gain of $11.5 million in the first quarter of fiscal 2020, which was recorded within the line item Restructuring and other impairment charges, net of gains in the consolidated statements of comprehensive income.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(11)	Share-Based Compensation

During the nine months ended March 31, 2020 and 2019, we recognized total share-based compensation expense of $0.2 million and $1.0 million, respectively. These amounts have been included in the consolidated statements of comprehensive income within selling, general and administrative expenses. As of March 31, 2020, $1.2 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 2.8 years. There was no share-based compensation capitalized for the nine months ended March 31, 2020 and 2019, respectively.

At March 31, 2020, there were 1,394,808 shares of common stock available for future issuance pursuant to the Ethan Allen Interiors Inc. Stock Incentive Plan. Stock options are granted with an exercise price equal to the market price of our common stock at the date of grant, vest ratably over a specified service period, and have a contractual term of 10 years. Equity awards can also include performance vesting conditions. Company policy further requires an additional one year holding period beyond the service vest date for certain executives. Grants to independent directors have a three-year service vesting condition.

Stock Option Activity

A summary of stock option activity during the nine months ended March 31, 2020 is presented below.

		Weighted
		Average
	Options	Exercise Price
Outstanding at June 30, 2019	378,911	$21.95
Granted	59,188	$17.27
Exercised	(4,500)	$11.74
Canceled (forfeited/expired)	(23,495)	$23.30
Outstanding at March 31, 2020	410,104	$21.31
Exercisable at March 31, 2020	314,151	$21.56

Stock options granted to employees during fiscal 2020 were valued using the Black-Scholes option pricing model with the following weighted average assumptions. There were no stock option awards granted to employees during fiscal 2019.

FY 2020
Volatility	30.8%
Risk-free rate of return	1.62%
Dividend yield	4.42%
Expected average life (years)	5.9

Non-employee (independent) directors were granted stock options during the first quarter of each fiscal year presented and valued using the Black-Scholes option pricing model with the following assumptions.

	FY 2020	FY 2019
Volatility	30.8%	31.3%
Risk-free rate of return	1.55%	2.80%
Dividend yield	3.97%	3.24%
Expected average life (years)	5.3	5.0

Restricted Stock Unit Activity

A summary of restricted stock unit activity during the nine months ended March 31, 2020 is presented below.

		Weighted
	Restricted Stock Units	Average Fair Value

Outstanding at June 30, 2019	-	$-
Granted	57,000	$9.15
Vested	-	$-
Canceled (forfeited/expired)	-	$-
Outstanding at March 31, 2020	57,000	$9.15

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

During the third quarter of fiscal 2020, we granted 57,000 non-performance based restricted stock units ("RSUs"), with a weighted average grant date fair value of $9.15. The RSUs granted to employees entitle the holder to receive the underlying shares of common stock as the unit vests over the relevant vesting period. The RSUs do not entitle the holder to receive dividends declared on the underlying shares while the RSUs remain unvested. We account for these RSUs as equity-based awards because when they vest, they will be settled in shares of our common stock. The grant date fair value of RSUs is measured by reducing the grant date price of the Company's common stock by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. The RSUs vest 25% annually on the anniversary date of grant and become fully vested after four years. There were no RSUs granted to employees during fiscal 2019.

Performance Stock Units

A summary of performance units activity during the nine months ended March 31, 2020 is presented below.

		Weighted Average
	Units	Grant Date Fair Value
Outstanding at June 30, 2019	313,882	$22.80
Granted	99,405	$12.72
Vested	-	$-
Canceled (forfeited/expired)	-	$-
Outstanding at March 31, 2020	413,287	$20.37

During the first quarter of fiscal 2020, we granted 99,405 performance-based units. Payout of these units depends on our financial performance (80%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other public companies (20%) over a specific performance period of three years. We estimate, as of the date of grant, the fair value of performance units with a discounted cash flow model, using as model inputs the risk-free rate of return as the discount rate, dividend yield for dividends not paid during the restriction period, and a discount for lack of marketability for a one-year post-vest holding period. The lack of marketability discount used is the present value of a future put option using the Chaffe model. The weighted average assumptions used for the stock units granted during fiscal 2020 and 2019, respectively, is presented below.

	FY 2020	FY 2019
Volatility	30.5%	32.1%
Risk-free rate of return	1.72%	2.72%
Dividend yield	3.97%	3.24%
Expected average life (years)	3.0	3.0

(12)	Earnings Per Share

Basic and diluted earnings per share (“EPS”) are calculated using the following weighted average share data (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
Weighted average shares outstanding for basic calculation	25,703	26,705	26,332	26,690
Dilutive effect of stock options and other share-based awards	-	46	30	59
Weighted average shares outstanding adjusted for dilution calculation	25,703	26,751	26,362	26,749

Dilutive potential common shares consist of stock options, restricted stock units and performance units.

As of March 31, 2020 and 2019, stock options and restricted stock unit awards of 467,104 and 260,571, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

As of March 31, 2020 and 2019, the number of performance units excluded from the calculation of diluted EPS was 287,287 and 269,138, respectively. Performance units are excluded from the calculation of diluted EPS unless the performance criteria are probable of being achieved as of the balance sheet date.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Share Repurchase Program

On January 13, 2020, the Company’s Board of Directors authorized an increase in the aggregate share repurchase authorization under the Company’s existing multi-year share repurchase program (the “Share Repurchase Program”) to 3,000,000 shares. We repurchased 992,636 shares for $14.3 million during the third quarter of fiscal 2020. There were no share repurchases in the year ago third quarter. As of March 31, 2020, 2,007,364 remains available under the current authorization for future share repurchases. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions. The Share Repurchase Program was temporarily suspended on April 1, 2020 as part of the Company’s action plan in response to COVID-19.

(13)	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments which are the result of changes in foreign currency exchange rates related to our operations outside the United States. Assets and liabilities are translated into U.S. dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred. The following table sets forth the activity in accumulated other comprehensive loss for the fiscal year-to-date period ended March 31, 2020 and 2019 (in thousands).

	2020	2019
Beginning balance at July 1	$(5,651)	$(6,171)
Other comprehensive income (loss), net of tax	(3,608)	290
Less AOCI attributable to noncontrolling interests	41	65
Ending balance at March 31	$(9,218)	$(5,816)

(14)	Segment Information

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

As of March 31, 2020, the Company operated 144 design centers (our retail segment) and our independent retailers operated 159 design centers. Our wholesale segment net sales include sales to our retail segment, which are eliminated in consolidation, and sales to our independent retailers and other third parties. Our retail segment net sales accounted for 79% of our consolidated net sales in the nine months ended March 31, 2020. Our wholesale segment net sales accounted for the remaining 21%.

Segment information for the three and nine months ended March 31, 2020 and 2019 is provided below (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
Net sales
Wholesale segment	$93,139	$108,367	$286,357	$334,097
Retail segment	115,698	138,947	392,065	442,669
Elimination of intercompany sales	(59,063)	(69,485)	(180,153)	(214,000)
Consolidated Total	$149,774	$177,829	$498,269	$562,766

Income (loss) before income taxes
Wholesale segment	$8,936	$13,045	$31,594	$36,181
Retail segment	(8,772)	(1,669)	(7,343)	83
Elimination of intercompany profit (a)	(918)	(707)	2,840	2,332
Operating income (loss)	(754)	10,669	27,091	38,596
Interest income, net of interest (expense)	213	(62)	295	63
Consolidated Total	$(541)	$10,607	$27,386	$38,659

Depreciation and amortization
Wholesale segment	$1,748	$1,914	$5,388	$5,771
Retail segment	2,667	2,903	7,457	8,971
Consolidated Total	$4,415	$4,817	$12,845	$14,742

Capital expenditures
Wholesale segment	$3,027	$726	$5,338	$2,407
Retail segment	1,512	1,310	7,119	4,583
Consolidated Total	$4,539	$2,036	$12,457	$6,990

(a)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

	March 31,	June 30,
	2020	2019
Total Assets
Wholesale segment	$316,974	$237,354
Retail segment	409,231	299,125
Inventory profit elimination (a)	(23,101)	(26,128)
Consolidated Total	$703,104	$510,351

(a)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(15)      Commitments and Contingencies

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

The outcome of any matters pending against us is subject to future resolution, including the uncertainties of litigation. Based on information available at March 31, 2020, management believes that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

(16)	Subsequent Event

COVID-19 Update

On March 11, 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the virus. These measures have begun to have a significant adverse impact on many sectors of the economy, including non-essential retail commerce.

On April 1, 2020 we announced our action plan in response to the COVID-19 health crisis including, among other things, the continued temporary closure of the Company’s design centers and most of our manufacturing facilities, the furlough of approximately 70% of our global workforce, the decision by the Company’s CEO to temporarily forego his salary through June 30, 2020, a temporary up to 40% reduction in salaries for all senior management and up to 20% for other salaried employees through June 30, 2020, a temporary reduction of 50% in cash compensation of the Company’s directors, the elimination of all non-essential operating expenses, a delay in discretionary capital expenditures and the temporary halt of the share repurchase program. We paid our furloughed associates through April 2, 2020 and impacted employees will continue to receive enrolled benefits for up to two months. Recently, at the quarterly Board of Directors meeting held on April 28, 2020, our Board temporarily suspended the Company’s regular quarterly cash dividend.

Customers can schedule appointments with our design consultants and interact with them through Live Chat online at www.ethanallen.com. Design consultants work remotely utilizing technology, including the Ethan Allen inHome augmented reality app, the 3D room planner tool, Skype and FaceTime. We continue to operate our www.ethanallen.com website and distribution centers to deliver products to our customers.

We continue to assess the situation on a daily basis; however, as of the date of this filing, we are unable to predict when and how quickly we will be able to resume full retail and manufacturing operations. We began reopening design centers in a number of U.S. states since May 1, 2020 and to increase production in some of our North American manufacturing plants. We look forward to reopening all of our design centers but expect that this situation will have a significant adverse effect on our reported results for fiscal 2020, including our fourth fiscal quarter, and possibly beyond.

While we expect the effects of COVID-19 to negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. Our consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Such estimates and assumptions affect, among other things, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; valuation of deferred income taxes; and income tax contingencies. Events and changes in circumstances arising after March 31, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results and should be read in conjunction with our 2019 Annual Report on Form 10-K, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission (the “SEC”), and the consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Unless otherwise noted, all comparisons in the following discussion are from the three and nine month periods ended March 31, 2020 to the three and nine month periods in the prior year.

Our MD&A is presented in the following sections:

-	Forward-Looking Statements
-	Statement Regarding the Impact of COVID-19
-	Executive Overview
-	Key Operating Metrics
-	Results of Operations
-	Reconciliation of Non-GAAP Financial Measures
-	Liquidity
-	Capital Resources
-	Share Repurchase Program
-	Contractual Obligations
-	Dividends
-	Off-Balance Sheet Arrangements and Other Commitments and Contingencies
-	Foreign Currency
-	Significant Accounting Policies
-	Critical Accounting Estimates
-	Recent Accounting Pronouncements
-	Business Outlook

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this MD&A, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors found in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “will,” “may,” “continue,” “project,” ”target,” “outlook,” “forecast,” “guidance,” “COVID-19 impact,” variations of such words, and similar expressions and the negatives of such forward-looking words are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to management decisions and various assumptions about future events and are not guarantees of future performance. Actual results could differ materially from those anticipated in the forward-looking statements due to a number of risk factors and uncertainties including, but not limited to the following: volatile retail environment and changing economic conditions may further adversely affect consumer demand and spending; global and local economic uncertainty may materially adversely affect our manufacturing operations or sources of merchandise and international operations; disruptions of our supply chain; changes in United States trade and tax policy; competition from overseas manufacturers and domestic retailers; failure to successfully anticipate or respond to changes in consumer tastes and trends in a timely manner; our ability to maintain and enhance our brand; our number of manufacturing and logistics sites may increase our exposure to business disruptions and could result in higher transportation costs; fluctuations in the price, availability and quality of raw materials could result in increased costs or cause production delays; our current and former manufacturing and retail operations and products are subject to increasingly stringent environment, health and safety requirements; the use of emerging technologies as well as unanticipated changes in the pricing and other practices of competitors; reliance on information technology systems to process transactions, summarize results, and manage our business and that of certain independent retailers; disruptions in both our primary and back-up systems; product recalls or product safety concerns; successful cyber-attacks and the ability to maintain adequate cyber-security systems and procedures; loss, corruption and misappropriation of data and information relating to customers; loss of key personnel; additional asset impairment charges that could reduce our profitability; access to consumer credit could be interrupted as a result of conditions outside of our control; our ability to locate new design center sites and/or negotiate favorable lease terms for additional design centers or for the expansion of existing design centers; changes to fiscal and tax policies; our operations present hazards and risks which may not be fully covered by insurance; possible failure to protect our intellectual property; failure to successfully transition from a promotional to a membership model; potential risks and uncertainties relating to the duration, severity and geographic spread of the COVID-19 pandemic and its impact on our business, supplies, customers, employees and supply chains; actions that may be taken by governmental authorities to contain the COVID-19 pandemic or to mitigate its impact; the potential negative impact of COVID-19 on the global economy, consumer demand and the supply chain; the impact of COVID-19 upon our ability to reopen design centers and resume manufacturing operations and the resulting effects upon our financial condition, results of operations and liquidity; and other factors disclosed in Part I, Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K, and elsewhere here in this Quarterly Report on Form 10-Q.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Statement Regarding the Impact of COVID-19

On March 11, 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the virus. These measures have begun and are expected to continue to have a significant adverse impact upon many sectors of the economy, including non-essential retail commerce, such as our business.

In response to these requirements and for the protection of our employees and customers, we implemented certain business continuity plans to ensure the ongoing availability of our services, while taking health and safety measures, including temporarily closures of our design centers and most of our manufacturing plants, implementing enhanced cleaning and hygiene protocols, and implementing remote work policies, where possible. The long-term impact of the COVID-19 pandemic remains uncertain and may continue to adversely impact customer demand, lead to decreased foot traffic to our retail locations as a result of changes in customer behavior patterns, and impact levels of consumer spending, all of which could negatively adversely impact our ongoing and future business and financial condition. We continue to assess the situation on a daily basis; however, while we have begun to reopen design centers in a number of U.S. states since May 1, 2020 and to increase production in some of our North American manufacturing plants, as of the date of this filing, we are unable to predict when and how quickly we will be able to resume full retail and manufacturing operations.

On April 1, 2020, the Company implemented its action plan in response to the COVID-19 health crisis. Measures taken included, among other things:

●	The furlough of approximately 70% of our global workforce;
●	M. Farooq Kathwari, our Chairman, President and CEO will forego his salary through June 30, 2020;
●	A salary reduction of up to 40% for all senior management and up to 20% for other salaried employees through June 30, 2020;
●	Our Board of Directors reduced their cash compensation by 50% through June 30, 2020;
●	Elimination of all non-essential operating expenses;
●	Negotiating with our landlords to receive temporary rent deferrals for many of our design center leases;
●	The delay of non-essential capital expenditures;
●	Business travel restrictions for all employees;
●	Working with our vendors to defer payments;
●	Cancelling various open purchase orders for inventory;
●	Temporary halt of the share repurchase program; and
●	Temporary suspension of our regular quarterly cash dividend.

The ultimate impact of the COVID-19 pandemic depends on factors beyond our knowledge or control, including the duration and severity of the COVID-19 outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. Therefore, we currently are not able to estimate the full impact of COVID-19 on our financial condition and future results of operations. In the near term, we expect that this situation will have a significant adverse effect on our reported results for our fourth fiscal quarter of 2020 and possibly beyond.

The fundamentals of the Company remain strong. We believe that we have sufficient liquidity on hand to continue business operations during this volatile period. As disclosed in the Liquidity and Capital Resources sections, as of March 31, 2020, we have total cash on hand of $116.9 million and remaining borrowing availability of $23.9 million under its credit facility. In addition, there are no debt maturities until December 21, 2023.

Since the end of our fiscal third quarter ended March 31, 2020, we continue to experience impact of COVID-19 on our markets and operations including softening demand for our products and services, supply chain disruptions, manufacturing closures, and other logistical constraints. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. While we expect this matter to negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. Our consolidated financial statements and discussion and analysis of financial condition and results of operations reflect estimates and assumptions made by management as of March 31, 2020. Events and changes in circumstances arising after March 31, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods. For further discussion of this matter, refer to Item 1A. Risk Factors in Part II of this report.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Executive Overview

We are a leading interior design company and manufacturer and retailer of quality home furnishings. Founded over 88 years ago, today we are a leading international home fashion brand doing business in North America, Europe, Asia and the Middle East. We are vertically integrated from design through delivery, affording our customers a value proposition of style, quality and price. We offer complementary interior design service to our clients and sell a full range of furniture products and decorative accents through ethanallen.com and a network of approximately 300 design centers in the United States and abroad. The design centers represent a mix of independent licensees and our own Company-operated retail segment. We own and operate nine manufacturing facilities including six manufacturing plants in the United States, two manufacturing plants in Mexico and one manufacturing plant in Honduras.

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

We assess the performance of our wholesale and retail segments based on total net sales on a comparable period basis. We also measure wholesale orders booked on a comparable period basis. Wholesale orders booked reflect new orders placed with our wholesale segment from all sales channels, including our retail segment, independent retailers and contract customers. Wholesale orders booked vary depending upon a variety of factors, including our product offerings, design center openings, shifts in the timing of holidays, promotional events and the timing and extent of our realization of the costs and benefits of our numerous strategic initiatives, including the recent transition to a membership model, among other things. As a result of these factors, comparability of our wholesale orders booked during any period to period comparison may be affected.

Introduction of Membership Model – In October 2019 we introduced the Ethan Allen Member Program, an exclusive membership program providing our customers a new way to make furnishing their home easier and more affordable. For an annual fee of $100, the Ethan Allen Member Program offers special members-only pricing, free shipping and white glove in-home delivery, and in our United States design centers, access to preferred financing plans. We believe the membership model will benefit our customers, enhance our brand and enable our team of interior designers and vertically integrated operations to operate more efficiently. As we transitioned into the Member Program, we saw net sales and related operating income negatively impacted due to the selling cycle with members being longer without the urgency created by promotional deadlines, the reduction of delivery fee revenue and the timing of recognizing membership fees over a one-year period.

Fiscal 2020 Third Quarter in Review – The impact of the transition to the membership program and the COVID-19 crisis, which began to unfold in March, causing the closing of our North American design centers and manufacturing, had a significant negative impact on our fiscal 2020 third quarter financial results. While our third quarter revenues of $150 million were lower than forecasted, we saw strong growth in orders for the first two months of our fiscal third quarter, until the significant disruption to the financial markets and retail and logistics business operations.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our unique vertical structure continues to provide strong gross margins, as evidenced by our 56.1% third quarter consolidated gross margin. We were also able to return value to our shareholders through a quarterly cash dividend of $5.5 million and share repurchases of $14.3 million, representing 992,636 shares or 3.8% of our outstanding shares. Our independent retailer in China reopened most of their 105 retail locations and our U.S. government contract business performed well in the third quarter. We had $116.9 million in available cash as of March 31, 2020, resulting from us drawing down $100 million from our revolving line of credit, which we believe provides us the necessary liquidity and financial flexibility during the current market disruption and uncertainty.

Consolidated net sales declined 15.8% due to a 16.7% decrease in retail net sales and a 14.1% decrease in wholesale sales. As previously noted, gross margin for the three months ended March 31, 2020, was 56.1%, an increase from 55.3% a year ago due to improved retail gross margin. Operating expenses, as a percentage of sales, increased to 56.6% compared with 49.3% a year ago. The effective income tax rate was 58.8% in the current quarter compared with 24.8% a year ago. Adjusted diluted EPS decreased from $0.31 in the year ago third quarter to $0.02 in the fiscal 2020 third quarter.

Key Operating Metrics

A summary of our key operating metrics is presented in the following table (in millions, except per share amounts).

	Three months ended March 31,				Nine months ended March 31,
	2020	% of Sales	2019	% of Sales	2020	% of Sales	2019	% of Sales
Net sales	$149.8		$177.8		$498.3		$562.8
Gross profit	$83.9	56.1%	$98.4	55.3%	$275.3	55.2%	$308.7	54.9%
Adjusted gross profit(1)	$83.9	56.0%	$98.4	55.3%	$279.8	56.2%	$308.7	54.9%
Operating income	$(0.8)	(0.5%)	$10.7	6.0%	$27.1	5.4%	$38.6	6.9%
Adjusted operating income(1)	$0.4	0.2%	$11.0	6.2%	$22.1	4.4%	$39.2	7.0%
Net income	$(0.2)	(0.1%)	$8.0	4.5%	$21.0	4.2%	$29.0	5.2%
Adjusted net income(1)	$0.6	0.4%	$8.2	4.6%	$17.2	3.4%	$29.5	5.2%
Diluted EPS	$(0.01)		$0.30		$0.80		$1.08
Adjusted diluted EPS(1)	$0.02		$0.31		$0.65		$1.10
Cash flow from operating activities	$15.3		$12.8		$38.7		$44.3

(1)	Refer to the Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of U.S. GAAP to adjusted key financial metrics.

A summary of changes from the applicable periods in the preceding fiscal year is presented in the following table.

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
Net sales	(15.8%)	(2.0%)	(11.5%)	0.3%
Gross profit	(14.7%)	1.7%	(10.8%)	1.3%
Adjusted gross profit(1)	(14.7%)	1.7%	(9.4%)	1.3%
Operating income	(107.1%)	175.5%	(29.8%)	17.1%
Adjusted operating income(1)	(96.8%)	150.6%	(43.7%)	15.3%
Net income	(102.8%)	205.0%	(27.7%)	16.5%
Adjusted net income(1)	(92.5%)	176.6%	(41.7%)	14.8%
Diluted EPS	(103.3%)	233.3%	(25.9%)	20.0%
Adjusted diluted EPS(1)	(93.5%)	181.8%	(40.9%)	18.3%
Cash flow from operating activities	19.2%	(38.7%)	(12.7%)	26.3%

(1)	Refer to the Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of U.S. GAAP to adjusted key financial metrics.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The components of consolidated net sales and operating income by business segment is presented in the following table (in millions).

	Three months ended March 31,				Nine months ended March 31,
	2020	2019	% Chg		2020	2019	% Chg
Net sales
Wholesale segment	$93.1	$108.4	(14.1%	)	$286.4	$334.1	(14.3%	)
Retail segment	115.7	138.9	(16.7%	)	392.1	442.7	(11.4%	)
Elimination of intersegment sales	(59.1)	(69.5)			(180.2)	(214.0)
Consolidated net sales	$149.8	$177.8	(15.8%	)	$498.3	$562.8	(11.5%	)

Operating income (loss)
Wholesale segment	$8.9	$13.0	(31.5%	)	$31.6	$36.2	(12.7%	)
Retail segment	(8.8)	(1.7)	(425.6%	)	(7.3)	0.1	nm
Elimination of intercompany profit (1)	(0.9)	(0.7)			2.8	2.3
Consolidated operating income (loss)	$(0.8)	$10.7	(107.1%	)	$27.1	$38.6	(29.8%	)

(1)	Represents the change in wholesale profit contained in the retail segment inventory existing at the end of the period.

The following table shows selected design center location information.

	Fiscal 2020			Fiscal 2019
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	158	144	302	148	148	296
New locations	11	6	17	17	2	19
Closures	(9)	(7)	(16)	(3)	(8)	(11)
Transfers	(1)	1	-	(1)	1	-
Balance at March 31	159	144	303	161	143	304
Relocations (in new and closures)	1	5	6	-	2	2

Retail Design Center geographic locations:
United States	36	138	174	41	137	178
Canada	-	6	6	-	6	6
China	105	-	105	102	-	102
Other Asia	11	-	11	11	-	11
Europe	1	-	1	1	-	1
Middle East	6	-	6	6	-	6
Total	159	144	303	161	143	304

Results of Operations

Third Quarter ended March 31, 2020 compared with Third Quarter ended March 31, 2019

Consolidated net sales were $149.8 million, a decrease of 15.8% compared to the same prior year period. Net sales decreased by 14.1% within our wholesale segment compared with 16.7% for our retail segment. Net sales in the current year third quarter were negatively impacted as a result of the lower order backlog entering the quarter from our transition to a membership model combined with disruptions in March 2020 from the closing of our design centers and manufacturing plants due to COVID-19. International sales decreased 33.6% primarily due to lower sales to China and in Canada.

Wholesale net sales decreased 14.1% to $93.1 million primarily due to a 24.5% decline in sales to our North American retail network and a 36.3% decrease in international sales. Wholesale net sales were significantly impacted in the quarter due to the transition to a membership model and COVID-19. Prior to March 2020, wholesale net sales were improving sequentially each month as we began to see increased demand from our customers. Partially offsetting these declines was growth in contract sales, which grew 24.2% year over year. The year over year increase in contract sales was attributable to continued growth in sales from the United States government General Services Administration (“GSA”) contract.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Wholesale orders booked, which represents orders booked through all of our channels, was down 21.9% compared with the third quarter last year. Wholesale orders from our North American retail network declined 32.0% while orders from China dropped 25.7% from a year ago mainly due to local quarantines in place for most of our fiscal third quarter. The closing of our retail design centers and manufacturing operations during March 2020 negatively impacted our results, as evidenced by a 37.3% decrease in March 2020 wholesale orders compared to a year ago. Increasing concern about the economy and rising unemployment softened customer demand as the volume of new orders was significantly lower in March 2020.

Retail net sales from Company-operated design centers decreased by $23.2 million, or 16.7%, to $115.7 million. There was a 16.3% decrease in net sales in the United States, while net sales from Canadian design centers decreased 29.7%. These decreases were primarily due to the transition to the membership model and COVID-19. In response to COVID-19, we temporarily closed all of our retail design centers in North America, effective March 19, 2020, and remained closed through the end of the fiscal third quarter. We continued to generate written business through virtual appointments while our design centers were closed. However, the level of new business was significantly lower due to economic uncertainty. There were 144 Company-operated design centers at the end of the third quarter of fiscal 2020, compared to 143 in the prior year period as we continue to relocate and open new locations while closing older locations.

Gross profit decreased 14.7% to $83.9 million compared with the prior year period due to lower sales volumes in both our wholesale and retail segments combined with a change in product mix, partially offset by an improved retail gross margin. Retail sales, as a percentage of total consolidated sales, was 77.2% in the current year third quarter, down from 78.1% a year ago, which negatively impacted our consolidated gross profit. Our fiscal 2020 third quarter gross margin improved to 56.1%, up from 55.3% in the prior year, primarily due to the retail gross margin expanding 130 basis points from improved retail price optimization. Wholesale gross margin decreased 10 basis points from the year ago third quarter due to unfavorable manufacturing variances from lower production partially offset by an increase in profit from the GSA contract.

Operating expenses decreased to $84.7 million, or 56.6% of net sales, compared with $87.7 million, or 49.3% of net sales, for the prior year period. The $3.0 million decrease was primarily due to lower retail selling costs and lower general and administrative costs partially offset by higher wholesale advertising costs. Retail selling expenses were down due to warehouse and delivery expenses decreasing from a 16.7% reduction in retail net sales and a decrease in designer selling expenses due to lower commissions partially offset by an increase in retail advertising expenses, including direct mail and local media. General and administrative expenses decreased primarily due to lower wholesale compensation costs coupled with lower depreciation, occupancy costs and regional management charges within the retail segment. Wholesale selling costs increased due to television and radio advertising costs during the quarter.

Operating loss was $0.8 million, or -0.5% of net sales, compared with operating income of $10.7 million, or 6.0% of net sales, for the prior year third quarter. Adjusted operating income, which excludes the restructuring and impairment charges, was $0.4 million. The decrease in operating income was driven by the 15.8% decline in consolidated net sales, which negatively impacted gross profit by 14.7% combined with a decrease in the retail/wholesale product mix and higher selling costs from television and radio advertising spend. These decreases were partially offset by improved expense management and gross margin improvement, which rose 80 basis points year over year.

Wholesale operating income was $8.9 million, a decline from $13.0 million over the same prior year period, primarily due to the $15.2 million decrease in wholesale net sales partially offset by lower general and administrative expenses. Adjusted wholesale operating margin was $9.5 million or 10.2% of net sales, a decrease compared with $13.1 million or 12.1% of net sales largely due to lower sales volumes and higher advertising costs partially offset by lower wholesale compensation within general and administrative expenses.

Retail operating loss was $8.8 million compared with an operating loss of $1.7 million for the prior year period. Operating margin decreased 640 basis points due to the $23.2 million reduction in net sales partially offset by improved gross margin and a 3.1% decrease in operating expenses from lower depreciation, selling, occupancy and regional management costs.

Income tax benefit on the operating loss was $0.3 million compared with income tax expense of $2.6 million a year ago. Our effective rate was 58.8% in the current quarter compared with 24.8% last year. The effective tax rate for the third quarter of fiscal 2020 primarily includes a tax benefit on the provision for income taxes on the current quarter’s net loss including federal, state, foreign and local income taxes and tax and interest expense on uncertain tax expenses, partially offset by the reversal of various uncertain tax positions. The year ago third quarter effective tax rate of 24.8% primarily includes a provision for income tax on the current quarter’s income, including federal, state, foreign and local taxes, tax expense on the establishment and maintenance of a valuation allowance on Canadian deferred tax assets, and tax and interest expense on uncertain tax positions, partially offset by the reversal of various uncertain tax positions.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Net loss was $0.2 million or -$0.01 per diluted share compared with net income of $8.0 million or $0.30 per diluted share in the prior year comparable period. Adjusted net income was $0.6 million or $0.02 per diluted share compared with $8.2 million or $0.31 per diluted share a year ago. This decrease was primarily from net sales being negatively impacted as a result of the COVID-19 health crisis combined with lower backlog entering the quarter from our transition to a membership model.

Nine Months ended March 31, 2020 compared with Nine Months ended March 31, 2019

Consolidated net sales were $498.3 million, a decrease of 11.5% compared with the same prior year period. Net sales decreased by 14.3% within our wholesale segment and by 11.4% in our retail segment. International sales declined by $12.8 million primarily related to lower sales to China and, to a lesser extent, lower retail sales in Canada. Net sales to China were 47.3% lower in the current year compared with the same period last fiscal year as China was significantly impacted by COVID-19. The transition to a membership model, COVID-19 and softer order trends from consumers negatively impacted our fiscal 2020 net sales.

Wholesale net sales decreased 14.3% to $286.4 million primarily due to a 25.5% decline in sales to our North American retail network, a 47.3% decrease in sales to China and the impact from the transition to the membership model, which caused decreases in orders and subsequent shipments within our case goods, upholstery and home accents product lines. Partially offsetting these declines was growth in contract sales, which grew 47.3% year over year. The year over year increase in contract sales was attributable to continued growth in sales from the GSA contract.

Wholesale orders booked during fiscal 2020 were down 14.4% compared with the same period last fiscal year. Wholesale orders from China declined 48.3% from a year ago mainly due to COVID-19 stay-at-home orders, the imposition of tariffs by China and the economic uncertainty surrounding the international trade disputes. Excluding orders from China, our total wholesale orders decreased 12.8%, primarily as the result of the transition to the membership model and softened customer demand. These decreases were partially offset by continued growth in our contract business, including the GSA contract.

Retail net sales from Company-operated design centers decreased by $50.6 million to $392.1 million. There was an 11.2% decrease in net sales in the United States and a 17.2% decrease in Canada. These decreases were primarily due to softer order trends with the shift to the membership model combined with the impact from COVID-19 design center closings in March 2020. There were 144 Company-operated design centers at the end of the period, one more than the 143 in the prior year period.

Gross profit decreased 10.8% to $275.3 million compared with the prior year period due to declines within both our wholesale and retail segments. Retail sales, as a percentage of total consolidated sales, were 78.7% in both periods presented. Wholesale and retail gross profit were both negatively impacted by lower sales volumes partially offset by higher adjusted gross margins. Our fiscal 2020 adjusted gross margin improved to 56.2%, up from 54.9% in the prior year primarily due to improved retail price optimization and increased wholesale contract business. Restructuring charges negatively impacted our fiscal 2020 consolidated gross margin by 100 basis points.

Operating expenses decreased to $248.2 million compared with $270.1 million in the prior year period. The 8.1% decrease was due to lower retail selling costs, a reduction in general and administrative expenses and a gain of $11.5 million from the sale of the Passaic, New Jersey property during fiscal 2020 partially offset by higher wholesale advertising costs. Retail selling expenses were lower due to reduced volume of shipments. General and administrative expenses decreased 6.1% in fiscal 2020 primarily due to lower wholesale compensation costs coupled with lower depreciation, occupancy costs and regional management charges within the retail segment.

Operating income totaled $27.1 million, or 5.4% of net sales, compared with $38.6 million, or 6.9% of net sales, for the prior year period. Adjusted operating income in the first nine months of fiscal 2020, which excludes restructuring and impairment charges, was $22.1 million, a decrease of 43.7% compared to last year. The adjusted operating income decrease was driven by the 11.5% decline in consolidated net sales combined with higher selling costs from television and radio advertising spend.

Wholesale operating income was $31.6 million compared with $36.2 million for the prior year period. Adjusted wholesale operating income in the first nine months of fiscal 2020, which excludes restructuring and impairment charges, was $25.9 million, a decrease of 28.7% compared to last year. The decrease was due to the 14.3% decline in net sales and higher television and radio advertising costs partially offset by lower compensation expense. Restructuring and impairment charges, net of gains, recorded within the wholesale segment included $3.2 million of inventory write-downs, $2.2 million for the optimization of manufacturing and logistics initiative offset by the $11.5 million gain on the sale of our Passaic, New Jersey property.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retail operating loss was $7.3 million, or -1.9% of net sales in the current period compared with income of $0.1 million for the prior year period. Operating margin decreased 190 basis points due to the $50.6 million reduction in net sales partially offset by improved gross margin of 180 basis points and a 4.1% decrease in operating expenses from lower depreciation, selling, occupancy and regional management costs.

Income tax expense was $6.4 million compared with $9.7 million a year ago. Our effective tax rate was 23.4% in the current year period compared with 25.0%. The effective tax rate for the current fiscal year primarily includes a provision for income taxes on the current quarter’s income including federal, state, foreign and local income taxes and tax and interest expense on uncertain tax expenses, partially offset by the reversal of various uncertain tax positions. The effective tax rate for the prior fiscal year primarily includes a provision for income taxes on that quarter’s income, tax expense on the establishment and maintenance of a valuation allowance on Canadian deferred tax assets and tax and interest expense on uncertain tax position, partially offset by the reversal of and recognition of various uncertain tax positions.

Net income was $21.0 million compared with $29.0 million for the prior year period, which resulted in $0.80 per diluted share compared with $1.08 in the prior year period. The gain on the sale of the Passaic property partially offset by restructuring and impairment charges increased diluted EPS by $0.15. Adjusted diluted EPS of $0.65 in the current year represents a decrease of 40.9% over the prior year.

Reconciliation of Non-GAAP Financial Measures

To supplement the financial measures prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, we use non-GAAP financial measures, including adjusted gross profit and margin, adjusted operating income, adjusted wholesale operating income and margin, adjusted retail operating income and margin, adjusted net income and adjusted diluted earnings per share. The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP are shown in tables below.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following tables below show a reconciliation of non-GAAP financial measures used in this filing to the most directly comparable U.S. GAAP financial measures.

(Unaudited)
(In thousands, except per share data)	Three months ended				Nine months ended
	March 31,				March 31,
	2020	2019	% Chg		2020	2019	% Chg
Consolidated Adjusted Gross Profit / Gross Margin
GAAP Gross profit	$83,949	$98,394	(14.7%	)	$275,264	$308,704	(10.8%	)
Adjustments (pre-tax) *	(5)	-			4,524	-
Adjusted gross profit *	$83,944	$98,394	(14.7%	)	$279,788	$308,704	(9.4%	)
Adjusted gross margin *	56.0%	55.3%			56.2%	54.9%

Consolidated Adjusted Operating Income / Operating Margin
GAAP Operating income (loss)	$(754)	$10,669	(107.1%	)	$27,091	$38,596	(29.8%	)
Adjustments (pre-tax) *	1,107	291			(5,037)	588
Adjusted operating income *	$353	$10,960	(96.8%	)	$22,054	$39,184	(43.7%	)

Consolidated Net sales	$149,774	$177,829	(15.8%	)	$498,269	$562,766	(11.5%	)
GAAP Operating margin	(0.5% )	6.0%			5.4%	6.9%
Adjusted operating margin *	0.2%	6.2%			4.4%	7.0%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income (loss)	$(223)	$7,978	(102.8%	)	$20,969	$29,008	(27.7%	)
Adjustments, net of tax *	836	220			(3,803)	444
Adjusted net income	$613	$8,198	(92.5%	)	$17,166	$29,452	(41.7%	)
Diluted weighted average common shares	25,703	26,751			26,362	26,749
GAAP Diluted EPS	$(0.01)	$0.30	(103.3%	)	$0.80	$1.08	(25.9%	)
Adjusted diluted EPS *	$0.02	$0.31	(93.5%	)	$0.65	$1.10	(40.9%	)

Wholesale Adjusted Operating Income / Operating Margin
Wholesale GAAP operating income (loss)	$8,936	$13,045	(31.5%	)	$31,594	$36,181	(12.7%	)
Adjustments (pre-tax) *	601	70			(5,691)	144
Adjusted wholesale operating income *	$9,537	$13,115	(27.3%	)	$25,903	$36,325	(28.7%	)

Wholesale net sales	$93,139	$108,367	(14.1%	)	$286,357	$334,097	(14.3%	)
Wholesale GAAP operating margin	9.6%	12.0%			11.0%	10.8%
Adjusted wholesale operating margin *	10.2%	12.1%			9.0%	10.9%

Retail Adjusted Operating Income / Operating Margin
Retail GAAP operating income (loss)	$(8,772)	$(1,669)	(425.6%	)	$(7,343)	$83	nm
Adjustments (pre-tax) *	506	221			654	444
Adjusted retail operating income (loss) *	$(8,266)	$(1,448)	(470.9%	)	$(6,689)	$527	nm

Retail net sales	$115,698	$138,947	(16.7%	)	$392,065	$442,669	(11.4%	)
Retail GAAP operating margin	(7.6% )	(1.2% )			(1.9% )	0.0%
Adjusted retail operating margin *	(7.1% )	(1.0% )			(1.7% )	0.1%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

* Adjustments to reported U.S. GAAP financial measures including gross profit and margin, operating income and margin, net income, and diluted EPS have been adjusted by the following:

(Unaudited)	Three months ended		Nine months ended
(In thousands)	March 31,		March 31,
	2020	2019	2020	2019
Inventory write-downs (wholesale)	$-	$-	$3,208	$-
Manufacturing overhead costs and other (wholesale)	(5)	-	1,316	-
Adjustments to gross profit	$(5)	$-	$4,524	$-

Inventory write-downs (wholesale)	$-	$-	$3,208	$-
Optimization of manufacturing and logistics (wholesale)	363	-	2,147	-
Gain on sale of Passaic, New Jersey property (wholesale)	-	-	(11,497)	-
Severance and other professional fees incurred (wholesale)	238	70	451	144
Retail acquisition costs and other charges (retail)	-	-	139	160
Impairment of long-lived assets and lease exit costs (retail)	506	221	515	284
Adjustments to operating income	$1,107	$291	$(5,037)	$588
Adjustments to income before income taxes	$1,107	$291	$(5,037)	$588
Related income tax effects (1)	(271)	(71)	1,234	(144)
Adjustments to net income	$836	$220	$(3,803)	$444

(1)	Calculated using a tax rate of 24.5% in all periods presented.

Liquidity

At March 31, 2020, we held cash and cash equivalents of $116.9 million compared with $20.8 million at June 30, 2019. Our principal sources of liquidity include cash and cash equivalents, cash flow from operations and amounts available under our credit facility. Cash and cash equivalents aggregate to 16.6% of our total assets at March 31, 2020, compared with 4.8% of our total assets a year ago and 4.1% at June 30, 2019. Our cash and cash equivalents increased $96.0 million during the first nine months of fiscal 2020 due to $100.0 million of borrowings under our existing credit facility, net cash provided by operating activities of $38.7 million and proceeds from the sale of our Passaic property of $11.7 million, partially offset by $24.3 million in share repurchases, $16.2 million in dividend payments, $12.5 million of capital expenditures and $1.3 million in retail acquisitions.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A summary of net cash provided by (used in) operating, investing and financing activities for the nine months ended March 31, 2020 and 2019 is provided below (in millions):

	Nine months ended
	March 31,
	2020	2019
Cash provided by (used in) operating activities
Net income	$21.0	$29.0
Non-cash operating lease cost	24.4	-
Other non-cash items, including depreciation and amortization	8.6	15.7
Restructuring payments	(5.6)	(0.2)
Change in working capital	(9.7)	(0.2)
Total provided by operating activities	$38.7	$44.3

Cash provided by (used in) investing activities
Proceeds from disposal of fixed assets, including sale of Passaic property	$12.4	$-
Capital expenditures	(12.5)	(7.0)
Acquisitions, net of cash acquired	(1.3)	-
Other investing activities	-	0.1
Total provided by (used in) investing activities	$(1.4)	$(6.9)

Cash provided by (used in) financing activities
Borrowings from revolving credit facility	$100.0	$16.0
Payments on borrowings	-	(8.0)
Payment of cash dividends	(16.2)	(41.9)
Repurchases of common stock	(24.3)	-
Other financing activities	(0.4)	(0.2)
Total provided by (used in) financing activities	$59.1	$(34.1)

Cash Provided by (Used in) Operating Activities. Year-to-date cash provided by operating activities was $38.7 million, a decrease of $5.6 million from the year ago period primarily due to lower working capital and restructuring payments made in connection with our previously announced optimization of manufacturing and logistics activities as well as other exit costs. The change in working capital was primarily due to timing of accounts payable and accrued compensation combined with lower retail customer deposits partially offset by improved inventory management and receivable collections. As a result of the adoption of ASU 2016-02, we now report non-cash operating lease costs as a non-cash adjustment to reconcile to net income while our monthly lease payments are reported as a reduction to operating lease liabilities within working capital. Restructuring payments included $2.5 million in severance, $1.3 million of manufacturing overhead costs and $1.8 million in other exit and relocation payments.

Cash Provided by (Used in) Investing Activities. Year-to-date cash used in investing activities of $1.4 million was due to capital expenditures of $12.5 million and $1.3 million from design center acquisitions partially offset by cash proceeds of $12.4 million received from the sale of the Passaic property and other manufacturing equipment. Cash paid to acquire design centers from our independent retailers in an arm’s length transaction totaled $1.3 million during the first nine months of fiscal 2020 compared with none a year ago.

Cash Provided by (Used in) Financing Activities. Year-to-date cash provided by financing activities of $59.1 million compared with $34.1 million of cash used in the prior year comparable period. The significant increase in cash provided by financing activities was due to borrowings of $100.0 million under our revolving credit facility in March 2020 and a decrease in cash dividends paid due to a special dividend paid in the prior year. Cash dividends paid in fiscal 2020 totaled $16.2 million compared with $41.9 million in the prior year due to the $1.00 per share or $26.7 million special cash dividend paid in the prior year. These positive cash flow items were partially offset by share repurchases in the current fiscal year. We repurchased 1,538,363 shares under our existing share repurchase program at an average price of $15.81 per share for a total cash outflow of $24.3 million during the first nine months of fiscal 2020.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We believe our liquidity (cash on hand, cash flow from operating activities and amounts available under our credit facility), will be sufficient to fund our operations, including changes in working capital, necessary capital expenditures and other financing activities, as they occur, for at least the next 12 months. During the period of uncertainty and volatility related to the COVID-19 pandemic, we will continue to monitor our liquidity.

Capital Resources

Capital Expenditures - Capital expenditures in the first nine months of fiscal 2020 were $12.5 million, compared with $7.0 million in the prior year period. In fiscal 2020, approximately 57% of our total capital expenditures related to opening new and relocating design centers in desirable locations, updating existing design center presentations and floor plans and opening new home delivery service centers. The remaining 43% was primarily capital expenditures incurred in connection with our optimization project as we convert the Old Fort, North Carolina facility into a distribution center and expand our existing Maiden, North Carolina manufacturing campus. We have no material contractual commitments outstanding for future capital expenditures. In addition, as previously announced on April 1, 2020, we have stopped all discretionary capex spending.

Capital Needs - During December 2018 we entered into a five-year, $165 million senior secured revolving credit facility, which amended and restated the previously existing facility. During March 2020, we borrowed a total of $100 million under the credit facility. Prior to March, there were no borrowings outstanding under the credit facility. The borrowings bear a weighted average interest rate equal to the one-month LIBOR rate of 0.95% plus a spread using a debt leverage pricing grid, currently at 1.50%. Interest on the borrowings outstanding is payable monthly in arrears and the principal balance is payable on the maturity date of December 21, 2023. We are in compliance with all covenants under the agreement as of March 31, 2020. The credit facility will mature in December 2021. We elected to draw down on the credit facility to increase our cash position as a precautionary measure and to preserve financial flexibility in consideration of the disruption and uncertainty surrounding the ongoing COVID-19 pandemic. The outstanding borrowings of $100 million are reported as Long-term debt within the consolidated balance sheet at March 31, 2020.

Letters of Credit - At March 31, 2020 and June 30, 2019, there was $5.8 million and $6.1 million, respectively, of standby letters of credit outstanding under the revolving credit facility.

Total availability under the credit facility was $23.9 million at March 31, 2020 and $158.9 million at June 30, 2019. At March 31, 2020 and June 30, 2019, we were in compliance with all the covenants under the revolving credit facility.

Share Repurchase Program

On January 13, 2020, the Board of Directors of the Company authorized an increase in the aggregate share repurchase authorization under our existing multi-year share repurchase program (the “Share Repurchase Program”) to 3,000,000 shares. We repurchased 1,538,363 shares under the program during the first nine months of fiscal 2020 at an average price of $15.81 per share. At March 31, 2020, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to our program. As of April 1, 2020, as part of our COVID-19 action plan, we temporarily suspended our share repurchase program.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of June 30, 2019, we had total contractual obligations of $207.0 million, of which $169.9 million related to our operating lease commitments. Upon adoption of ASU 2016-02, we recognized these operating lease liabilities on our consolidated balance sheet. As disclosed earlier in the Capital Resources section of this MD&A, we borrowed $100.0 million under our revolving credit facility during the third quarter of fiscal 2020. The principal loan balance of $100.0 million remains outstanding as of March 31, 2020 and is payable on the maturity date of December 21, 2023. Refer to the Capital Resources section of the MD&A for a discussion on our debt borrowings.

There were no other material changes in our contractual obligations during the first nine months of fiscal 2020.

Dividends

On January 29, 2020, our Board of Directors declared a regular quarterly dividend of $0.21 per share. The cash dividend of $5.3 million was paid on April 23, 2020, to common stockholders of record at the close of business on April 9, 2020.

At the quarterly Board of Directors meeting held on April 28, 2020, our Board temporarily suspended the Company’s regular quarterly cash dividend due to the COVID-19 impact. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.

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

Significant Accounting Policies

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included in our 2019 Annual Report on Form 10-K. There have been no changes in our significant accounting policies during the first nine months of fiscal 2020 from those disclosed in our 2019 Annual Report on Form 10-K.

Critical Accounting Estimates

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.

Leases - We implemented ASU 2016-02 in the first quarter of fiscal 2020. Refer to Note 6, Leases, for further details on the adoption of ASU 2016-02.

Goodwill and Other Intangible Assets - We review the carrying value of our goodwill and other intangible assets with indefinite lives at least annually, during the fourth quarter, or more frequently if an event occurs or circumstances change, for possible impairment. For impairment testing, goodwill has been assigned to our wholesale reporting unit. We may elect to evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit or fair value of indefinite lived intangible assets is less than its carrying value. If the qualitative evaluation indicates that it is more likely than not that the fair value of a reporting unit or indefinite lived intangible asset is less than its carrying amount, a quantitative impairment test is required. Alternatively, we may bypass the qualitative assessment for a reporting unit or indefinite lived intangible asset and directly perform the quantitative assessment.

The quantitative impairment test involves estimating the fair value of each reporting unit and indefinite lived intangible asset and comparing these estimated fair values with the respective reporting unit or indefinite lived intangible asset carrying value. If the carrying value of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to such excess, limited to the total amount of goodwill allocated to the reporting unit. If the carrying value of an individual indefinite lived intangible asset exceeds its fair value, such individual indefinite lived intangible asset is written down by an amount equal to such excess. Estimating the fair value of reporting units and indefinite lived intangible assets involves the use of significant assumptions, estimates and judgments with respect to a number of factors, including sales, gross margin, general and administrative expenses, capital expenditures, EBITDA and cash flows, the selection of an appropriate discount rate, as well as market values and multiples of earnings and revenue of comparable public companies.

To evaluate goodwill, the Company estimates the fair value of the reporting units using a combination of Market and Income approaches. The Market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). In the Market approach, the “Guideline Company” method is used, which focuses on comparing the Company’s risk profile and growth prospects to reasonably similar publicly traded companies. Key assumptions used for the Guideline Company method include multiples for revenues, EBITDA and operating cash flows, as well as consideration of control premiums. The selected multiples are determined based on public furniture companies within our peer group, and if appropriate, recent comparable transactions are also considered. Control premiums are determined using recent comparable transactions in the open market. Under the Income approach, a discounted cash flow method is used, which includes a terminal value, and is based on management’s forecasts and budgets. The long-term terminal growth rate assumptions reflect our current long-term view of the market in which we compete. Discount rates use the weighted average cost of capital for companies within our peer group, adjusted for specific company risk premium factors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

During the fiscal third quarter ended March 31, 2020, wholesale net sales declined 14.1% and there was a meaningful decline (46.4%) in our stock price from the fiscal second quarter to the third (from $19.06 to $10.22). This decline coupled with the significant adverse changes in the business climate from the COVID-19 health crisis, led to an interim evaluation of goodwill and other intangible assets. Based on our interim quantitative assessment performed as of March 31, 2020, the fair value of the wholesale reporting unit exceeded its carrying value by approximately 25%, thus no impairment of goodwill as of March 31, 2020.

The fair value of our trade name, which is the Company’s only indefinite lived intangible asset other than goodwill, is valued using the relief-from-royalty method. Significant factors used in the trade name valuation are rates for royalties, future revenue growth and a discount factor. Royalty rates are determined using an average of recent comparable values, review of the operating margins and consideration of the specific characteristics of the trade name. Future growth rates are based on the Company’s perception of the long-term values in the market in which we compete, and the discount rate is determined using the weighted average cost of capital for companies within our peer group, adjusted for specific company risk premium factors. We performed the trade name interim impairment test and concluded its fair value substantially exceeded the carrying value as of March 31, 2020, thus no impairment.

If the market valuation of our common shares or operating results within the wholesale reporting unit significantly decline beyond current levels, we may again need to conduct an evaluation of the fair value of our goodwill and trade name, which may result in an impairment charge. Refer to Note 8, Goodwill and Other Intangible Assets, for further details on our goodwill and other intangible assets.

There have been no other changes in our critical accounting estimates during the first nine months of fiscal 2020 from those disclosed in our 2019 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, to the consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption.

Business Outlook

Everything has changed as a result of the rapid spread of COVID-19 around the world.

We have begun to reopen design centers in a number of U.S. states since May 1, 2020 and to increase production in some of our North American manufacturing plants. We look forward to reopening all of our design centers but expect that this situation will have a significant adverse effect on our reported results for our fourth fiscal quarter of 2020 and possibly beyond.

Our strong network of North American interior designers continues to create design solutions that best satisfy our customer’s needs while sheltering in their home. We believe changes in consumer spending and new habits being formed as a result of social distancing and sheltering in place, will create opportunities for our brand. Now more than ever, home is a haven, and we are here to help the customer reimagine their homes. We continue to generate business through virtual and in-person appointments and by interacting virtually with our customers through Live Chat online. Our design consultants, who have been working remotely, utilize technology, including the Ethan Allen inHome augmented reality app, the 3D room planner tool, Skype and FaceTime.

We continue to operate our www.ethanallen.com website and distribution centers to deliver products to our customers. We plan to further invest in our digital footprint, including our website, in order to enhance our customer experience when navigating the site in an attempt to increase web sales. We are also continually improving our customers’ journey from the time they land on our website to the delivery their purchase through our white glove home delivery service. We view the combination of online traffic and design center traffic in a holistic fashion whereby our customer generally experiences our brand on our website before visiting a design center in person. Our online traffic continues to increase each year and our marketing teams remain laser-focused on enhancing our digital outreach strategies to further drive more traffic and keep our brand relevant in today’s social media world.

We are also making good progress with our new products including Lucy, a mid-century modern inspired upholstery collection that has just launched very successfully online, and Farmhouse, a country cottage inspired furniture collection that is launching in two phases over the next few months. We plan to persevere, get back to work, open all of our design centers and fully restate our manufacturing and logistics operations. Our liquidity position remains strong as of March 31, 2020 and the difficult, but necessary actions we have taken, should enable us to be in a position to ramp operations back up quickly.

Given the number of risk factors, uncertainties and assumptions discussed in Part 1 Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, and particularly the ongoing uncertainty surrounding the duration, magnitude, and impact of COVID-19, actual results may differ materially from these expectations. We currently do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates that could impact our financial position and results of operations.

Interest Rate Risk

At March 31, 2020, the fair value of our floating-rate debt obligations outstanding under our revolving credit facility was $100.0 million, which approximated its carrying amount and was determined based on quoted market prices for debt with a similar maturity. It is anticipated that the fair market value of any future debt under the credit facility will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of such debt would be significantly impacted by current market events. The debt bears interest on the outstanding principal amount at a weighted average rate equal to the one-month LIBOR rate of 0.95% plus a spread using a debt leverage pricing grid currently at 1.5%. During the nine months ended March 31, 2020, we recorded interest expense of less than $0.2 million on our outstanding debt amounts. We currently do not engage in any interest rate hedging activity and we have no intention of doing so in the foreseeable future. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 100 basis point change (up or down) in the one-month LIBOR rate would result in a $1.0 million change to our annual interest expense.

LIBOR Transition

Our current outstanding borrowing of $100.0 million under our revolving line of credit have an interest rate tied to LIBOR, which is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressure may cause LIBOR to disappear entirely or to perform differently than in the past. It is expected that certain banks will stop reporting information used to set LIBOR at the end of 2021 when their reporting obligations cease. This will effectively end the usefulness of LIBOR and end its publication. If LIBOR is no longer available, or otherwise at our option, we will pursue alternative interest rate calculations in our Credit Agreement, including the use of the Secured Overnight Financing Rate (SOFR). A number of other alternatives to LIBOR have been proposed or are being developed, but it is not clear which, if any, will be adopted. Any of these alternative methods may result in interest payments that are higher than expected or that do not otherwise correlate over time with the payments that would have been made on such indebtedness for the interest periods if the applicable LIBOR rate was available in its current form.

Foreign Currency Exchange Risk

Foreign currency exchange risk is primarily limited to our operation of Ethan Allen operated retail design centers located in Canada and our manufacturing plants in Mexico and Honduras, as substantially all purchases of imported parts and finished goods are denominated in United States dollars. As such, foreign exchange gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on our consolidated results of operations. A hypothetical 10% weaker United States dollar against all foreign currencies at March 31, 2020 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and we have no intention of doing so in the foreseeable future.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer (principal executive officer) and the Executive Vice President, Administration, Chief Financial Officer and Treasurer (principal financial officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes during the first nine months of fiscal 2020 to the matters discussed in Part I, Item 3 - Legal Proceedings in our 2019 Annual Report on Form 10-K.

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

We are undertaking a significant business initiative with the launch of the Ethan Allen Member Program. If this initiative is not successful, it may have a material negative impact on our results of operations.

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

The ongoing global COVID-19 pandemic has and may continue to adversely affect our business, our results of operations and our overall financial performance.

The ongoing global COVID-19 pandemic has negatively impacted the world economy, disrupted financial markets and international trade, resulted in increased unemployment levels and significantly impacted global supply chains, all of which have negatively affected and continue to negatively affect the retail industry and the Company’s business. COVID-19 continues to spread both in the U.S. and globally, and related government and private sector mitigation efforts, including travel restrictions, border closings, restrictions on public gatherings, especially when congregating in heavily populated areas, such as malls and shopping centers, shelter-in-place restrictions and limitations on business, including requiring reduction of operating hours and forced temporary closures of non-essential retailers and other businesses, have adversely affected and are expected to continue to adversely affect our business operations. These actions have begun and could continue to materially and adversely impact our results of operations, financial condition, and liquidity. In particular, the continued spread of COVID-19 and efforts to contain the virus could:

●

continue to impact customer demand for our products and services and customer spending levels and have an adverse long-term impact on future foot traffic to our retail locations as a result of any changes to customer shopping patterns and behaviors, including consumer willingness to visit physical retail locations, such as our design centers;

●	reduce the availability and productivity and impact the health and well-being of our employees, customers and business partners;

●	cause us to experience a material increase in costs as a result of our emergency measures, delayed payments from our customers and uncollectable accounts;

●	materially and adversely impact our liquidity position and cost of, and ability to access, funds from financial institutions and capital markets;

●	Continue to cause disruptions in the availability of and timely delivery of materials used in our operations; and

●	cause other unpredictable events that we currently cannot anticipate.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We have instituted measures to ensure our supply chain remains open to us; however, there could be global shortages that could in turn materially adversely impact our maintenance and capital programs that we currently cannot anticipate. To protect our employees, customers and the communities in which we operate, on March 19, 2020, we announced the temporary closing of our Company-operated retail design centers and manufacturing plants in North America, which adversely affected our operations, cash flows and liquidity, as our retail design center revenues comprise approximately 79% of our net revenues. Further, after containment of the virus or after some or all of our design centers reopen, any significant reduction in consumer willingness to visit, levels of consumer spending, employee willingness to work in our design centers, or the prolonged temporary closure of our design centers or distribution centers, relating to COVID-19 or its impact on the economy, consumer sentiment or health concerns, would result in a further loss of revenues, profits, cash flows, and other materially impactful effects on our business and operations.

In addition, we have implemented work-from-home policies for certain employees. The effects of shelter-in-place orders and our work-from-home policies may negatively impact productivity and disrupt our business, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Although we continue to sell products through our website and our distribution centers remain open and operational through the date of filing of this Quarterly Report, governmental mandates or illness or absence of a substantial number of distribution center employees could require that we temporarily close one or more of our distribution centers, or may prohibit or significantly limit us, or our third party logistics providers, from delivering to our customers and our design centers, which would complicate or prevent our fulfilling orders and, once our design centers reopen, would complicate or prevent our ability to supply merchandise to these design centers. Further, although we continue to implement strong physical and cyber-security measures to ensure that our business operations remain functional and to ensure uninterrupted service to our customers, our systems and our operations remain vulnerable to cyber-attacks and other disruptions due to the fact that a significant portion of our employees work remotely as a result of the ongoing COVID-19 crisis, and we cannot be certain that our mitigation efforts will be effective.

The extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the virus and related restrictions. At this time, given the uncertainty of the lasting effect of COVID-19, the financial impact on the world economy, and in particular, our business, cannot be determined. Further, despite our efforts to manage various impacts, the situation surrounding COVID-19 remains fluid and the potential for a material impact on our results of operations, financial condition and liquidity increases the longer the virus impacts activity levels in the U.S. and globally. The ultimate impact of the COVID-19 pandemic depends on factors beyond our knowledge or control, including the duration and severity of the COVID-19 outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. Therefore, we currently cannot estimate with any degree of certainty the potential impact to our financial position, results of operations and cash flows.

We may require funding from external sources, which may not be available at the levels we require, or may cost more than we expect, and, as a consequence, our expenses and operating results could be negatively affected.

We regularly review and evaluate our liquidity and capital needs. To maximize our liquidity and increase our available cash on hand, we drew down $100 million on our revolving credit facility in March 2020. We believe that our available cash, cash equivalents and cash flow from operations will be sufficient to finance our operations and expected capital requirements for at least the next 12 months unless our design centers and distribution centers remain closed for an extended period of time or we experience a material decline in revenue relating to COVID-19. However, we might experience periods during which we encounter additional cash needs, and we might need additional external funding to support our operations.

Although our credit facility has remaining borrowing availability of $23.9 million as of March 31, 2020, in the event we require additional liquidity from our lenders, such funds may not be available to us on acceptable terms, or at all. In addition, in the event we were to breach any of our financial covenants, our banks would not be required to provide us with additional funding, or they may require us to renegotiate our existing credit facility on less favorable terms. In addition, we may not be able to renew our letters of credit that we use to help pay our suppliers, on terms that are acceptable to us, or at all, as the availability of credit facilities may become limited. Further, the providers of such credit may reallocate the available credit to other borrowers. If we are unable to access additional credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c) Issuer Purchases of Equity Securities

The following table provides a month-to-month summary of the share repurchase activity during the three months ended March 31, 2020:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs(3)	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs(3)
January 2020	200,991	$17.55	200,991	2,799,009	(2)
February 2020	480,000	$14.52	480,000	2,319,009
March 2020	311,645	$12.17	311,645	2,007,364
Total	992,636	$14.40	992,636	2,007,364

(1)	Shares were purchased under our existing multi-year share repurchase program.

(2)	On January 13, 2020, the Board of Directors of the Company authorized an increase in the total authorization of our multi-year existing share repurchase program to 3,000,000.

(3)

On April 1, 2020, as part of our COVID-19 action plan, we temporarily suspended our share repurchase program. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: May 11, 2020	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	BY: /s/ Corey Whitely
Corey Whitely
Executive Vice President, Administration Chief Financial Officer and Treasurer
(Principal Financial Officer)