Form 10-K
period 2020-06-30
ETHAN ALLEN INTERIORS INC
filed 2020-08-27
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes   ☒  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $443,379,667. The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 20, 2020 was 25,053,082.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2020 Annual Meeting of Stockholders to be held as of November 12, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2020.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS (SAFE-HARBOR)

This Annual Report on Form 10-K contains certain statements which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Generally, forward-looking statements give current expectations and projections relating to financial condition, results of operations, plans, objectives, future performance and business. A reader can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “continue,” “may,” “will,” “short-term,” “target,” “outlook,” “forecast,” “future,” “strategy,” “opportunity,” “would,” “guidance,” “non-recurring,” “one-time,” “unusual,” “should,” “likely,” “COVID-19 impact,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART I

ITEM 1.     BUSINESS

Overview

Founded in 1932 and incorporated in Delaware in 1989, Ethan Allen Interiors Inc., through its wholly-owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, “we,” “us,” “our,” “Ethan Allen” or the “Company”), is a leading interior design company, manufacturer and retailer in the home furnishings marketplace. Today we are a global luxury international home fashion brand that is vertically integrated from design through delivery, which affords our clientele a value proposition of style, quality and price. We provide complimentary interior design service to our clients and sell a full range of furniture products and decorative accents through a retail network of approximately 300 design centers in the United States and abroad as well as online at ethanallen.com. The design centers represent a mix of independent licensees and Company-owned and operated locations. Our Company operates retail design centers located in the United States and Canada. The independently operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate nine manufacturing facilities, including six manufacturing plants in the United States, two manufacturing plants in Mexico and one manufacturing plant in Honduras. Approximately 75% of our products are manufactured or assembled in these North American facilities.

Business Strategy

Our strategy has been to position Ethan Allen as a preferred brand offering complimentary design service together with products of superior style, quality and value to provide customers with a comprehensive, one-stop shopping solution for their home furnishing and interior design needs. In carrying out our strategy, we continue to expand our reach to a broader consumer base through a diverse selection of attractively priced products, designed to complement one another, reflecting current fashion trends in home decorating. We continuously monitor changes in home fashion trends through attendance at international industry events and fashion shows, internal market research, and regular communication with our retailers and design center design consultants who provide valuable input on consumer trends. We believe that the observations and input gathered enable us to incorporate appropriate style details into our products to react quickly to changing customer tastes. We are receiving strong customer interest in our recently introduced products including Lucy, a mid-century modern inspired upholstery collection and Farmhouse, a country cottage inspired furniture collection.

Our strong network of North American interior design consultants continues to create design solutions that best satisfy our customers’ needs. We believe changes in consumer spending and new habits being formed as a result of social distancing and sheltering in place brought about by the COVID-19 pandemic will create opportunities for our brand. Now more than ever, home is a haven, and we are here to help the customer reimagine their homes. We continue to generate business through our retail design center network and by interacting virtually with our customers through ethanallen.com. Our design consultants engage with customers working safely in our design centers and remotely utilizing technology, including the Ethan Allen inHome augmented reality app, the 3D room planner tool, Live Chat on ethanallen.com, Skype and FaceTime.

At Ethan Allen, our internet strategy is to generate business by combining technology with excellent personal service. Though our customers have the opportunity to buy our products online, we take the process further. With so much of our product customizable, we encourage our website customers to get personal help from our interior design professionals either in person or by chatting online with one of our qualified design consultants. This complimentary direct contact with one of our knowledgeable interior design consultants, whether remotely or in-person, creates a competitive advantage through our excellent personal service. This enhances the online experience and regularly leads to internet customers becoming customers of our network of interior design centers. In the past three months, we have seen our internet business double as we have increased our use of technology and the related customer experience.

We plan to further invest in our digital footprint, including our website, in order to enhance our customer experience. We are also continually improving our customers’ journey from the time they land on our website to the delivery of their purchase through our white glove home delivery service. We view the combination of online traffic and design center traffic in a holistic fashion whereby our customer generally experiences our brand on our website before visiting a design center in person. Our online traffic continues to increase each year and our marketing teams remain focused on enhancing our digital outreach strategies to further drive more traffic and keep our brand relevant in today’s social media oriented world.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Developments Regarding, and Actions Taken in Response to, COVID-19

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid ongoing spread of COVID-19 within the United States and around the world, federal, state and local governments have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the virus. Such measures included quarantines, shelter-in-place orders and directives, restrictions on travel, and closures of non-essential businesses, which included many sectors within retail commerce. In response to these requirements and for the protection of our employees and customers, we implemented certain business continuity plans to ensure the ongoing availability of our services, while prioritizing health and safety measures, including temporarily closing of our design centers and most of our manufacturing plants, implementing enhanced cleaning and hygiene protocols as recommended by the Centers for Disease Control and Prevention (“CDC”), and implementing remote work policies, where possible.

The Company began to experience the initial impact of COVID-19 on customer demand in the second half of February 2020 and the decreased demand continued to persist into our fiscal 2020 fourth quarter. As a result, the Company implemented a number of mitigating safety and cost-saving measures.

On March 19, 2020, we announced that our Company-owned retail design centers in North America were temporarily closed or remained open by appointment only, in response to the COVID-19 health crisis. We continued to serve our clients by appointment in our physical locations or virtually. For the well-being of our associates, we also provided them the ability to work from home during this national health crisis, where possible.

On March 23, 2020, we borrowed an aggregate principal amount of $80 million under our existing revolving credit facility. Prior to such borrowing, there were no borrowings outstanding under the credit facility. On March 30, 2020, we borrowed an additional $20 million under the credit facility. We subsequently repaid $50 million of our borrowings in June 2020. The outstanding borrowings bear interest at a rate equal to the one-month LIBOR rate plus a spread using a debt leverage pricing grid. We may repay amounts borrowed at any time without penalty. The Company, while currently having available cash on its balance sheet and no outstanding debt, elected to draw on the credit facility to increase its cash position as a precautionary measure and to maximize financial flexibility in light of the uncertainty surrounding the ongoing impact of COVID-19.

On April 1, 2020, we announced our comprehensive action plan in response to the COVID-19 health crisis, which combined both health and safety as well as cost-saving initiatives. Measures taken included, among other things, the temporary closure of design centers and manufacturing facilities, the furlough of 70% of our global workforce, the decision by our CEO to temporarily forego his salary through June 30, 2020, a temporary reduction in salaries of up to 40% for all senior management and up to 20% for other salaried employees through June 30, 2020, a temporary reduction of 50% in the cash compensation of the Company’s directors through June 30, 2020, the elimination of all non-essential operating expenses, a delay of capital expenditures, the temporary suspension of the regular quarterly dividend and temporarily halted the share repurchase program.

On April 22, 2020, we issued a press release providing business updates, including an update to our COVID-19 action plan which emphasized our continued focus on the health, safety and well-being of our associates, our customers, and the communities in which we operate. Our update emphasized the continued evaluation of plans and timing as it related to the planned reopening of our design centers and to restarting production in our North American manufacturing plants.

On May 11, 2020, we reported our fiscal 2020 third quarter results and provided an update on our COVID-19 action plan. In addition to the financial results disclosed in our press release, we also announced that we began reopening design centers in a number of U.S. states since May 1, 2020 and began resuming production in some of its North American manufacturing plants in a limited capacity to work through existing backlog and to be in a position to service expected demand as the economy begins to reopen for business. We further announced that our distribution and home delivery centers were open and making home deliveries.

On August 4, 2020, we announced that all of our Company-operated retail design centers reopened, including 14% open by appointment only. We also resumed production in our North American manufacturing plants during the second half of our fiscal 2020 fourth quarter, some in a limited capacity, and expect to work through existing order backlog and ramp up to full production by the end of August 2020. The temporary salary reductions were lifted, effective June 30, 2020, as planned. The Board of Directors also reinstated the regular quarterly dividend. Lastly, we have brought back approximately 56% of our associates previously furloughed in April 2020.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The COVID-19 crisis challenged our operations during fiscal 2020, but our associates did well in persevering through these challenges. Our primary focus was operating in a safe manner, for our associates and clients. As our design centers began to reopen, we implemented various mitigating and safety protocols recommended by the CDC guidelines for operating businesses safely. We established logistics for the supply of hand sanitizer and related dispensers, disinfectant cleaning supplies, masks and nitrile gloves, and we increased the cleaning frequency of our design centers and other facilities. As a result of these additional supplies and cleaning regimes based on the CDC’s safe business protocols, we incurred incremental costs during fiscal 2020. These costs, which were less than $1.0 million, are reflected within our selling, general and administrative expenses. We expect to incur a similar level of expenses associated with safety and additional hygiene measures on an ongoing basis for the foreseeable future. For the safety of our associates in our design centers we require all associates and clients to wear masks. So far, we have been fortunate with very few cases of COVID-19 throughout our enterprise, which resulted in no disruptions to our operations.

We continue to manage the impact of the COVID-19 crisis on a daily basis. As of the date of this filing, we are unable to predict the ultimate impact COVID-19 will have on our financial operations in the near and long term remains unknown. The timing of any future actions in response to COVID-19 is largely dependent on the mitigation of the spread of the virus, status of government orders, directives and guidelines, recovery of the business environment, economic conditions, and consumer demand for our products.

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

The interior of our design centers are organized to facilitate display of our product offerings, both in room settings that project the category lifestyle and by product grouping to facilitate comparisons of the styles and tastes of our customers. To further enhance the experience, technology is used to expand the range of products viewed by including content from our website and 3D digital images in applications used on large touch-screen flat panel displays.

Product Development

Using a combination of employees and designers, we design and build the majority of the products we sell. All of our products are Ethan Allen branded. This important facet of our vertically integrated business enables us to control the design specifications and establish consistent levels of quality across all our product programs. In addition to our six United States manufacturing facilities, we have two upholstery manufacturing plants in Mexico and a case goods manufacturing facility in Honduras. We selectively outsource the remaining 25% of our products, primarily from Asia. We carefully select our sourcing partners and require strict compliance with our specifications, quality and social responsibility standards. We believe that our strategic investments in our manufacturing facilities balanced with outsourcing from foreign and domestic suppliers will enable us to accommodate any significant future sales growth and allow us to maintain an appropriate degree of control over cost, quality and service to our customers.

Raw Materials and Other Suppliers

The most important raw materials we use in furniture manufacturing are lumber, veneers, plywood, hardware, glue, finishing materials, glass, laminates, steel, fabrics, foam, and filling material. The various types of wood used in our products include cherry, ash, oak, maple, prima vera, African mahogany, birch, rubber wood and poplar.

Fabrics and other raw materials are purchased both domestically and outside the United States . We have no significant long-term supply contracts and have sufficient alternate sources of supply to prevent disruption in supplying our operations. We maintain a number of sources for our raw materials, which we believe contribute to our ability to obtain competitive pricing. Lumber prices and availability fluctuate over time based on factors such as weather and demand. The cost of some of our raw materials such as foam and shipping costs are dependent on petroleum cost. Higher material prices, cost of petroleum, and costs of sourced products could have an adverse effect on margins.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Segments

We have strategically aligned our business into two reportable segments: Wholesale and Retail. Our operating segments are aligned with how the Company, including our chief operating decision maker, manages the business. These two segments represent strategic business areas of our vertically integrated enterprise that operate separately and provide their own distinctive services. This vertical structure enables us to offer our complete line of home furnishings and accents while controlling quality and cost. We evaluate performance of the respective segments based upon net sales and operating income. Inter-segment transactions result, primarily, from the sale of wholesale inventory to the retail segment, including the related profit margin. Financial information, including sales, operating income and long-lived assets related to our segments are disclosed in Note 19, Segment Information, of the notes to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

As of June 30, 2020, the Company operated 144 design centers (our retail segment) and our independent retailers operated 160 design centers. Our wholesale segment’s net sales include sales to our retail segment, which are eliminated in consolidation, and sales to our independent retailers and other unaffiliated third parties. Our retail segment net sales accounted for 78.5% of our consolidated net sales in fiscal 2020. Our wholesale segment net sales accounted for the remaining 21.5%.

The following charts depict net sales related to our reportable segments.

We believe that the demand for furniture generally reflects sensitivity to overall economic conditions, including consumer confidence, discretionary spending, housing starts, sales of new and existing homes, housing values, the level of mortgage refinancing, debt levels, retail trends and unemployment rates. For both our segments, the second and fourth quarters are historically the seasonally highest-volume sales quarters. However, during fiscal 2020, we experienced our largest sales volume quarter for our wholesale business during the first quarter while our retail segment had its highest sales volume during the second quarter. We believe this fiscal 2020 experience was not an indicator that our seasonal trends are changing and was primarily due to disruptions in the market caused by the COVID-19 pandemic in the second half of fiscal 2020.

Retail Segment

The retail segment, which accounted for 78.5% of net sales during fiscal 2020, sells home furnishings and accents to clients through a network of Company-operated design centers. Retail revenue is generated upon the retail sale and delivery of our products to our retail customers through our network of retail home delivery centers. Retail profitability reflects (i) the retail gross margin, which represents the difference between the retail net sales price and the cost of goods, purchased from the wholesale segment, and (ii) other operating costs associated with retail segment activities.

We measure the performance of our design centers primarily based on net sales and profitability on a comparable period basis. The frequency of our promotional events as well as the timing of the end of those events can affect the comparability of net sales during a given period. Due to the nature of the business in which the retail segment operates, there are no customer concentration risks.

The retail segment’s product line revenue, expressed as a percentage of net sales, is comprised of approximately 48% in upholstered products, 29% case goods and the remaining 23% in home accents and other.

During fiscal 2020, we acquired one new design center in the United States from an independent retailer, opened two and closed three locations, which is net of seven relocations. The geographic distribution of retail design center locations is disclosed under Item 2, Properties, contained in Part I of this Annual Report on Form 10-K.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Wholesale Segment

The wholesale segment, which accounted for 21.5% of net sales during fiscal 2020, is principally involved in the development of the Ethan Allen brand and encompasses all aspects of design, manufacturing, sourcing, marketing, sale and distribution of our broad range of home furnishings and accents. Wholesale revenue is generated upon the sale and shipment of our products to our retail network of independently operated design centers, Company-operated design centers and other contract customers. Sales to ten of our largest customers accounted for 27% of revenues within our wholesale segment during fiscal 2020.

Within the wholesale segment, we maintain revenue information according to each respective product line (i.e. case goods, upholstery and home accents). Case goods include items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture and wooden accents. Upholstery items include sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather. Skilled artisans cut, sew and upholster custom-designed upholstery items which are available in a variety of frame, fabric and trim options. Home accent items include window treatments and drapery hardware, wall décor, florals, lighting, clocks, mattresses, bedspreads, throws, pillows, decorative accents, area rugs, wall coverings and home and garden furnishings.

Wholesale profitability includes (i) the wholesale gross margin, which represents the difference between the wholesale net sales price and the cost associated with manufacturing and/or sourcing the related product, and (ii) other operating costs associated with wholesale segment activities.

The wholesale segment’s product line revenue, expressed as a percentage of net sales, is comprised of approximately 48% in upholstered products, 34% case goods and the remaining 18% in home accents and other.

As of June 30, 2020, our wholesale backlog was $63.8 million, up 37.6% compared with $46.4 million a year ago. Our backlog increased due to a 17.5% increase in wholesale orders booked in June 2020 combined with our inability to quickly return our manufacturing plants to desired staffing levels due to COVID-19 related restrictions, including safe workplace environment requirements and social distancing. These restrictions have kept production and net shipments below the prior year rate. The strong product demand, coupled with ramping up manufacturing, has also resulted in extended lead times between order and delivery and slower-than-normal delivered sales. We resumed production in our North American manufacturing plants during the second half of the fourth quarter of fiscal 2020, some in a limited capacity, and expect to work through this existing order backlog during the first half of fiscal 2021. Our wholesale backlog fluctuates based on the timing of net orders booked, manufacturing schedules and efficiency, the timing of sourced product receipts, the timing and volume of wholesale shipments, and the timing of various promotional events.

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

Talent

Since our founding, we have built a collaborative culture that recognizes and rewards innovation and offers employees a variety of opportunities and experiences. After almost nine decades in business, the name Ethan Allen is well known and highly regarded in the home furnishings marketplace. Our employees are vital to our success and are one of the main reasons we continue to execute at a high level. We believe our employees have an entrepreneurial spirit, a passion for style, a drive for excellence, outstanding communication skills and create a culture that embraces creativity, integrity, diversity, innovation and inclusion of people from all backgrounds. Our continued focus on making employee engagement a top priority will help us provide high quality products and services to our customers.

At June 30, 2020 our employee count totaled 3,369, a decrease from 4,736 a year ago. We are gratified with the work and focus of our teams during the unprecedented crisis caused by the ongoing COVID-19 pandemic. We have had to make many hard decisions including the furlough of approximately 70% of our global workforce in April 2020. Fortunately, we have been able to bring many associates back with 56% of them having returned to work by June 30, 2020. The majority of our employees are employed on a full-time basis and we believe we maintain good relationships with our employees. None of our employees are represented by unions or collective bargaining agreements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Customer Service Offerings

We offer numerous customer service programs, each of which has been developed and introduced to customers in an effort to make their shopping experience easier and more enjoyable.

Gift Card. This program allows customers to purchase and redeem gift cards through our website or at any participating retail design center, which can be used for any of our products or services.

Ethan Allen Consumer Credit. The Ethan Allen Platinum Card consumer credit program offers customers a menu of custom financing options. Financing offered through this program is administered by a third-party financial institution and is granted to our customers on a non-recourse basis to the Company. Customers may apply for an Ethan Allen Platinum card at any participating design center or online at ethanallen.com.

Marketing

“We Make the American HomeTM,” Ethan Allen’s marketing mission statement, drives home our core brand values: Quality and Craftsmanship, Complimentary Design Service and Premier In-Home Delivery. We amplify those values through a dynamic brand story told across three predominant lifestyles—Classic, Country/Coastal and Modern—thus promoting a broad, yet curated range of products, resulting in a superlative combination of product value and personal service.

By adopting a fresh, ever-evolving creative approach, we have reinvigorated our brand, enhancing its desirability and visibility while driving both new and repeat client traffic to our approximately 300 design centers network-wide and to our primary website, ethanallen.com. We consider the breadth and depth of our product offerings, enhanced by the countless custom options we offer, to be a key competitive advantage.

Using our fully integrated customer relationship management system, we create personalized customer journeys, targeted communications, and retargeting campaigns. We develop persuasive, aspirational, and relevant messaging, and we convey it through a variety of media including direct mail, national and local TV and radio, digital and social channels and email marketing, which has positively impacted both traffic and conversion nationwide.

As our e-commerce sales continue increasing at double-digit rates, we have implemented conversion rate optimization updates on both ethanallen.com and ethanallen.ca. We also invest in targeted search engine optimization and paid search marketing, for both national and local markets, driving both referral traffic to our website and physical traffic to our design centers. In addition, improved on-site search capabilities, expanded Live Chat services, online appointment booking capability, and product listing and display page enhancements have elevated the user experience.

We have increased brand visibility on Facebook, Instagram, and Pinterest, with a greater emphasis on visual and video-driven content. Both paid social media campaigns and organic social media presence have helped us grow our social following by 20%, drive revenue, and take a more prominent place in the cultural conversation.

By investing in digital design technologies, we have expanded our virtual design appointment capabilities. EA inHome®, an augmented reality mobile app, empowers clients to preview Ethan Allen products in their homes, at scale, in a variety of fabrics and finishes. With the 3D Room Planner, our designers generate both 2D floor plans and immersive, incredibly realistic 3D walk-throughs of the designs they create. These technologies have been pivotal to our ability to serve clients remotely during the ongoing COVID-19 pandemic. Clients can shop with confidence, knowing that they’re investing in beautiful, cohesive room designs and pieces that suit their space.

Once clients reach the point of purchase, we offer enticing financing options through the Ethan Allen Platinum Card, a third party-administered consumer credit program. Designed to make Ethan Allen accessible to everyone, the card launched successfully nationwide and continues to attract both new and recurring clients, driven by a recent offer of 0% APR for 48-months, which aided conversion and order size.

Competition

We believe the home furnishings industry competes primarily on the basis of product styling and quality, personal service, prompt delivery, product availability and price. We further believe that we effectively compete on the basis of each of these factors and that, more specifically under our vertical structure, our complimentary interior design service, direct manufacturing, white glove delivery service, product presentations, and website create a competitive advantage, further supporting our mission of providing customers with a complete home decorating and design solution. We also believe that we differentiate ourselves further with the quality of our interior design service through our intensive training and the caliber of our design consultants. Our objective is to continue to develop and strengthen our retail network by (i) expanding the Company-operated retail business through the repositioning and opening of new design centers, (ii) obtaining and retaining independent retailers, encouraging such retailers to expand their business through the opening or relocation of new design centers with the objective of increasing the volume of their sales, (iii) further expanding our sales network through our independent design associates and realtor referral programs, and (iv) further expanding our ecommerce.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retail Design Centers

We continue to strengthen the Ethen Allen brand with many initiatives, including the opening of new design centers and relocating or consolidating certain existing design and home delivery centers, regularly updating presentations and floor plans, and strengthening of the qualifications of our designers through training and certification. Combining technology with personal service in our design centers has allowed us to reduce the size of our design centers. In the past five years, we have either opened or relocated a total of 29 new design centers that have an average size of approximately 9,300 square feet. These smaller footprint design centers reflect our direction as we move forward in repositioning our retail design centers. These new and relocated design centers also reflect our shift from destination and shopping mall locations to lifestyle centers that better project our brand and offer increased traffic opportunities.

Ethan Allen design centers are typically located in busy retail settings as freestanding destinations or as part of town centers, lifestyle centers, suburban strip malls or shopping malls, depending upon the real estate opportunities in a particular market. Our 144 Company-operated retail design centers average approximately 15,000 square feet in size with 59% of them ranging between 10,000 and 20,000 square feet, while 25% being less than 10,000 square feet and the remaining 16% being greater than 20,000 square feet. During the past 10 years, 52% of our design centers are new or have been relocated.

We strive to maintain consistency of presentation throughout our retail design centers through a comprehensive set of standards and display planning assistance. These interior display design standards enable each design center to present a high-quality image by using focused lifestyle settings and select product category groupings to display our products and information to facilitate design solutions and to educate consumers. We also create a consistent brand projection through our exterior facades and signage.

Distribution and Logistics

We distribute our products through four distribution centers, owned by the Company, strategically located in North Carolina, Oklahoma, and Virginia. These distribution centers provide efficient cross-dock operations to receive and ship product from our manufacturing facilities and third-party suppliers to our retail network of Company and independently operated retail home delivery centers. Retail home delivery centers prepare products for delivery into customers’ homes. At June 30, 2020, our Company-operated retail design centers were supported by 16 Company-operated retail home delivery centers and 10 home delivery centers operated by third parties.

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

Our environmental (green) initiatives include but are not limited to the use of responsibly harvested Appalachian woods, and water-based finishes and measuring our carbon footprint, greenhouse gases and recycled materials from our operations. We have eliminated the use of heavy metals and hydrochlorofluorocarbons in all packaging. Our mattresses and custom upholstery use foam made without harmful chemicals and substances. We have implemented the Enhancing Furniture’s Environmental Culture (“EFEC”) environmental management system sponsored by the American Home Furnishing Alliance (“AHFA”) at all our domestic manufacturing, distribution and home delivery center facilities, and have expanded these efforts to our retail design centers, which have now been registered in EFEC. Our Mexico and Honduras facilities are also registered under the AHFA's EFEC program. Our United States manufacturing, distribution and home delivery centers have also achieved Sustainable by Design (“SBD”) registration status under the EFEC program. SBD provides a framework for home furnishings companies to create and maintain a corporate culture of conservation and environmental stewardship by integrating socio-economic policies and sustainable business practices into their manufacturing operations and sourcing strategies.

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

Intellectual Property

We currently hold, or have registration applications pending for, numerous trademarks, service marks and copyrights for the Ethan Allen name, logos and designs in a broad range of classes for both products and services in the United States and in many foreign countries. In addition, we have registered, or have applications pending for certain of our slogans utilized in connection with promoting brand awareness, retail sales and other services and certain collection names. In addition, we have registered and maintain the internet domain name of ethanallen.com. We view such trademarks, logos, service marks and domain names as valuable assets and have an ongoing program to diligently monitor and defend, through appropriate action, against their unauthorized use.

Government Regulation

The Company is subject to reporting requirements, disclosure obligations and other recordkeeping requirements of the Securities and Exchange Commission (“SEC”) and the various local authorities that regulate each location in which we operate.

Corporate Contact Information

Ethan Allen’s principal executive office is in Danbury, Connecticut.

●	Mailing address of the Company’s headquarters: 25 Lake Avenue Ext., Danbury, Connecticut 06811-5286
●	Telephone number: +1 (203) 743-8000
●	Website address: ethanallen.com

Available Information

Information contained in our Investor Relations section of our website at https://ir.ethanallen.com is not part of this Annual Report on Form 10-K. Information that we furnish or file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K or exhibits included in these reports are available for download, free of charge, on our Investor Relations website soon after such reports are filed with or furnished to the SEC. Our SEC filings, including exhibits filed therewith, are also available on the SEC’s website at sec.gov.

Information about our Executive Officers

Listed below are the name, age, and current position for each of our executive officers as of the date of this Annual Report on Form 10-K.

 M. Farooq Kathwari*, age 75

●	Chairman of the Board, President and Chief Executive Officer since 1988

 Daniel M. Grow, age 74

●	Senior Vice President, Business Development since February 2015
●	Vice President, Business Development from 2009 to 2015

 Rodney A. Hutton, age 52

●	Chief Marketing Officer since joining the Company on a full-time basis in January 2020
●	Consultant to Ethan Allen from September 2019 to January 2020
●	Previously held senior marketing, brand management and merchandising roles in a number of leading enterprises including Ralph Lauren, Giorgio Armani, Karl Lagerfeld, Ann Klein and Iconix Brand Group

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

 Eric D. Koster, age 73

●	Vice President, General Counsel and Secretary since April 2013
●	Private practice prior to joining the Company in April 2013

 Christopher Robertson, age 51

●	Vice President, Logistics and Service since January 2016
●	Director, Operations Support since May 2011

 Clifford Thorn, age 68

●	Vice President, Upholstery Manufacturing since May 2001

 Corey Whitely, age 60

●	Executive Vice President, Administration, Chief Financial Officer and Treasurer since July 2014
●	Executive Vice President, Operations from October 2007 through July 2014

 Michael Worth, age 53

●	Vice President, Case Goods Manufacturing since December 2016
●	Regional Operations Manager, Case Goods since February 2004

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

The ongoing global COVID-19 pandemic has and may continue to materially adversely affect our business, our results of operations and our overall financial performance.

The ongoing global COVID-19 pandemic has negatively impacted the world economy, disrupted financial markets and international trade, resulted in increased unemployment levels and significantly impacted global supply chains, all of which have negatively affected and continue to materially negatively affect the retail industry and the Company’s business. COVID-19 continues to spread both in the U.S. and globally, and related government and private sector mitigation efforts, including travel restrictions, border closings, restrictions on public gatherings, especially when congregating in heavily populated areas, such as malls and shopping centers, shelter-in-place restrictions and limitations on business, including requiring reduction of operating hours and forced temporary closures of non-essential retailers and other businesses, have adversely affected and are expected to continue to adversely affect our business operations, financial condition and liquidity. In particular, the continued spread of COVID-19 and efforts to contain the virus:

●

resulted in significant declines in net sales across our segments and could continue to impact customer demand for our products and services and customer spending levels, including a sustained long-term adverse impact on future foot traffic to our retail locations as a result of any changes to customer shopping patterns and behaviors, such as consumer willingness to visit physical retail locations, including our design centers;

●	continue to reduce the availability and productivity and impact the health and well-being of our employees, customers and business partners;

●	continue to cause us to experience a material increase in costs as a result of sustained mitigation measures, delayed payments from our customers and uncollectable accounts;

●	continue to cause disruptions in the availability of and timely delivery of materials used in our operations;

●	may materially and adversely impact our liquidity position and cost of, and ability to access, funds from financial institutions and capital markets; and

●	cause other unpredictable events that we currently cannot anticipate.

We have instituted measures to ensure our supply chain remains open to us; however, there has been some recent raw material supply chain challenges related to suppliers negatively impacted by COVID-19 shutdowns and shipping delays. These global supply chain challenges could continue and in turn materially adversely impact our manufacturing production and fulfillment of backlog. Furthermore, any significant reduction in consumer willingness to visit our design centers, levels of consumer spending, employee willingness to work in our design centers, or additional closures of our design centers or distribution centers, relating to COVID-19 or its impact on the economy, consumer sentiment or health concerns, already resulted and could result in a further loss of revenues, profits, cash flows, and other materially impactful effects on our business and operations. Our customers may have been, and may continue to be negatively affected by layoffs or work reductions as a result of the global economic downturn caused by COVID-19, which may have negatively impacted, and could continue to negatively impact demand for our products as customers delay or reduce discretionary purchases. Any significant reduction in customer traffic and spending at our design center, caused directly or indirectly by COVID-19, would continue to result in a loss of revenue and profits and could result in other material adverse effects.

In addition, we implemented work-from-home policies for certain employees. These working arrangements as well as other related restrictions including severe limitations on travel may have an impact on our operations and management effectiveness. Although we have technology and other resources to support these new work requirements, there can be no assurance that we will not suffer material risks to our business, operations, productivity and results of operations as a result of these restrictions. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with COVID-19, our retail, distribution and manufacturing operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition or results of operations.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Although our distribution centers were fully operational as of the date of filing of this Annual Report, governmental mandates or illness or absence of a substantial number of distribution center employees could require that we temporarily close one or more of our distribution centers, or may prohibit or significantly limit us, or our third party logistics providers, from delivering to our customers and our design centers, which would complicate or prevent our fulfilling orders and, once our design centers reopen, would complicate or prevent our ability to supply merchandise to these design centers. Further, although we continue to implement strong physical and cyber-security measures to ensure that our business operations remain functional and to ensure uninterrupted service to our customers, our systems and our operations remain vulnerable to cyber-attacks and other disruptions due to the fact that a significant portion of our employees work remotely as a result of the ongoing COVID-19 crisis, and we cannot be certain that our mitigation efforts will be effective.

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

Our liquidity could be further negatively impacted if the COVID-19 pandemic continues to persist for a significant period of time and we may be required to pursue additional sources of financing to obtain working capital, maintain appropriate inventory levels and meet our financial obligations. Depending on the continued impact of the crisis, further actions may be required to improve our cash position and capital structure. Concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and capital markets, which has adversely impacted our stock price and may materially adversely affect our ability to access capital markets.

We regularly review and evaluate our liquidity and capital needs. We believe that our available cash, cash equivalents and cash flow from operations will be sufficient to finance our operations and expected capital requirements for at least the next 12 months. However, we might experience periods during which we encounter additional cash needs, and we might need additional external funding to support our operations.

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

Declines in certain economic conditions, which impact consumer confidence and consumer spending, could negatively impact our sales, results of operations and liquidity.

The furniture industry and our business is particularly sensitive to declines in general economic conditions and to uncertainty regarding future economic prospects, including the current and evolving negative economic impact of the COVID-19 pandemic. Our principal products are consumer goods that may be considered postponable purchases. Economic downturns and prolonged negative conditions in the economy could affect consumer spending habits by decreasing the overall demand for discretionary items, including home furnishings. Consumer purchases of discretionary items, including our products, generally decline during periods when disposable income is limited, unemployment rates increase or there is uncertainty about future economic prospects. In addition, changes in interest rates, consumer confidence, new housing starts, existing home sales, the availability of consumer credit and broader national or geopolitical factors also impact our business. We have seen negative effects on certain of these measures due to the COVID-19 pandemic. Consumer spending could remain depressed for an extended time and improvement in our sales could lag behind a general economic recovery as consumers may postpone the purchase of relatively higher-cost discretionary items.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

An overall decline in the health of the economy and consumer spending may affect consumer purchases of discretionary items, which could reduce demand for our products and materially harm our sales, profitability and financial condition.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence general consumer spending on discretionary items in particular. Factors influencing consumer spending include general economic conditions, consumer disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, inclement weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, civil disturbances and terrorist activities, foreign currency exchange rate fluctuations, consumer confidence in future economic and political conditions, natural disasters, and consumer perceptions of personal well-being and security, including health epidemics or pandemics, such as the COVID-19 pandemic. For example, demand for certain of our products decreased during the fourth quarter of fiscal 2020 as a result of the economic impact of the COVID-19 pandemic and weakened consumer confidence in the economy and financial markets. Prolonged or pervasive economic downturns could slow the pace of new design center openings or cause current design centers to temporarily or permanently close. Adverse changes in factors affecting discretionary consumer spending have reduced and may continue to further reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.

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

Other financial or operational difficulties due to competition may result in a decrease in our sales, earnings, and liquidity.

The residential furniture industry is highly competitive and fragmented. We currently compete with many other manufacturers and retailers, including online retailers, some of which offer widely advertised products, and others, several of which are large retail furniture dealers offering their own store-branded products. Competition in the residential furniture industry is based on quality, style of products, perceived value, price, service to the customer, promotional activities, and advertising. The highly competitive nature of the industry means we are constantly subject to the risk of losing market share, which would likely decrease our future sales, earnings, and liquidity.

A significant shift in consumer preference toward purchasing products online could have a materially adverse impact on our sales and operating margin.

A majority of our business relies on physical design centers that merchandise and sell our products and a significant shift in consumer preference toward purchasing products online could have a materially adverse impact on our sales and operating margin. In the past year we have experienced lower traffic to our company-owned design centers, similar to other furniture retailers, as consumers have shifted to purchasing more furniture product online. The COVID-19 pandemic has accelerated the shift to online furniture purchases by changing customer shopping patterns and behaviors, including decreased consumer willingness to visit physical retail locations. We are attempting to meet consumers where they prefer to shop by expanding our online capabilities and improving the user experience at ethanallen.com to drive more traffic to both our online site and our physical design centers.

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

The current economic challenges in China, including global economic ramifications of the softening of the Chinese economy and trade agreement negotiations, may continue to put pressure on global economic conditions. This economic uncertainty, as well as other variations in global economic conditions such as fuel costs, wage and benefit inflation, and currency fluctuations, may cause inconsistent and unpredictable consumer spending habits, while increasing our own input costs. These risks resulting from global and local economic uncertainty could also severely disrupt our manufacturing operations, which could have a material adverse effect on our financial performance. We import a portion of our merchandise from foreign countries and operate manufacturing plants in Mexico and Honduras and retail design centers in Canada. As a result, our ability to obtain adequate supplies or to control our costs may be adversely affected by events affecting international commerce and businesses located outside the United States, including natural disasters, public health crises such as the ongoing COVID-19 pandemic, changes in international trade including tariffs, central bank actions, changes in the relationship of the United States dollar versus other currencies, labor availability and cost, and other governmental policies of the United States and the countries from which we import our merchandise or in which we operate facilities.

The United States, Mexico and Canada recently entered into a signed trade agreement called The United States - Mexico - Canada Agreement (“USMCA”) that has been ratified by all three countries. The USMCA will govern trade in North America and replaces the North American Free Trade Agreement (“NAFTA”). Compared to the previous NAFTA trade agreement, USMCA will increase environmental and labor regulations and will create incentives for more U.S. production of cars and trucks and impose a quota for Canadian and Mexico automotive production. Although we have determined that there have been no immediate effects on our operations with respect to USMCA, we cannot predict future developments in the political climate involving the United States, Mexico and Canada and thus these may have an adverse and material impact on our operations and financial growth.

Competition from overseas manufacturers and domestic retailers may materially adversely affect our business, operating results or financial condition.

Our wholesale business segment is involved in the development of our brand, which encompasses the design, manufacture, sourcing, sales and distribution of our home furnishings products, and competes with other United States and foreign manufacturers. Our retail network sells home furnishings to consumers through a network of independently operated and Company-operated design centers, and competes against a diverse group of retailers ranging from specialty stores to traditional furniture and department stores, any of which may operate locally, regionally, nationally or globally, as well as over the internet. We also compete with these and other retailers for retail locations as well as for qualified design consultants and management personnel. Such competition could adversely affect our future financial performance.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Disruptions of our supply chain could have a material adverse effect on our operating and financial results.

Disruption of the Company’s supply chain capabilities due to trade restrictions, political instability, severe weather, natural disasters, public health crises such as the ongoing COVID-19 pandemic, terrorism, product recalls, labor supply or stoppages, the financial and/or operational instability of key suppliers and carriers, or other reasons could impair the Company’s ability to distribute its products. To the extent we are unable to mitigate the likelihood or potential impact of such events, there could be a material adverse effect on our operating and financial results.

Our number of manufacturing and logistics sites may increase our exposure to business disruptions and could result in higher transportation costs.

We have a limited number of manufacturing sites in our case goods and upholstery operations and consolidated our distribution network into fewer centers for both wholesale and retail segments. Our upholstery operations consist of two upholstery plants at our North Carolina campus and two plants in Mexico. The Company operates two manufacturing plants (Vermont and Honduras) and one sawmill, one rough mill and one lumberyard in support of our case goods operations. As a result of the consolidation of our manufacturing operations into fewer facilities, if any of our manufacturing or logistics sites experience significant business interruption, our ability to manufacture or deliver our products in a timely manner would likely be impacted. While we have long‐standing relationships with multiple outside suppliers of our raw materials and commodities, there can be no assurance of their ability to fulfill our supply needs on a timely basis. The consolidation to fewer locations has resulted in longer distances for delivery and could result in higher costs to transport products if fuel costs increase significantly.

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

We use and generate hazardous substances in our manufacturing and retail operations. In addition, both the manufacturing properties on which we currently operate and those on which we have ceased operations are and have been used for industrial purposes. Our manufacturing operations and, to a lesser extent, our retail operations involve risk of personal injury or death. We are subject to increasingly stringent environmental, health and safety laws and regulations relating to our products, current and former properties and our current operations. These laws and regulations provide for substantial fines and criminal sanctions for violations and sometimes require the installation of costly pollution control or safety equipment, or costly changes in operations to limit pollution or decrease the likelihood of injuries. In addition, we may become subject to potentially material liabilities for the investigation and cleanup of contaminated properties and to claims alleging personal injury or property damage resulting from exposure to or releases of hazardous substances or personal injury because of an unsafe workplace.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Our primary and back-up information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, viruses, phishing attempts, cyber-attacks, malware and ransomware attacks, security breaches, severe weather, natural disasters, and errors by employees. Though losses arising from some of these issues would be covered by insurance, interruptions of our critical business information technology systems or failure of our back-up systems could result in longer production times or negatively impact customers resulting in damage to our reputation and a reduction in sales. If our critical information technology systems or back-up systems were damaged or ceased to function properly, we might have to make a significant investment to repair or replace them.

Successful cyber-attacks and the failure to maintain adequate cyber-security systems and procedures could materially harm our operations.

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

While we devote significant resources to network security, data encryption and other security measures to protect our systems and data, including our own proprietary information and the confidential and personally identifiable information of our customers, employees, and business partners, these measures cannot provide absolute security. The costs to eliminate or alleviate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful, resulting potentially in the theft, loss, destruction or corruption of information we store electronically, as well as unexpected interruptions, delays or cessation of service, any of which could cause harm to our business operations. Moreover, if a computer security breach or cyber-attack affects our systems or results in the unauthorized release of proprietary or personally identifiable information, our reputation could be materially damaged, our customer confidence could be diminished, and our operations, including technical support for our devices, could be impaired. We would also be exposed to a risk of loss or litigation and potential liability, which could have a material adverse effect on our business, results of operations and financial condition.

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

Approximately 25% of our merchandise is sourced from outside of the United States. The United States government has also expressed its intent to alter its approach to trade policy, including, in some instances, to revise, renegotiate or terminate certain multilateral trade agreements. It has also imposed new tariffs on certain foreign goods and raised the possibility of imposing additional increases or new tariffs on other goods. Such actions have, in some cases, already led to retaliatory trade measures by certain foreign governments. Such policies could make it more difficult or costly for us to do business in or import our products from those countries. In turn, we may need to raise prices or make changes to our operations, which could negatively impact our net sales or operating results. At this time, it remains unclear what additional actions, if any, will be taken by the United States government or foreign governments with respect to tariff and international trade agreements and policies, and we cannot predict future trade policy or the terms of any revised trade agreements or any impact on our business.

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

In addition, COVID-19 increases the risk that certain senior executive officers or a member of the board of directors could become ill, causing them to be incapacitated or otherwise unable to perform their duties for an extended absence. Furthermore, because of the nature of the disease, multiple people working in close proximity could also become ill simultaneously which could result in the same department having extended absences. This could negatively impact the efficiency and effectiveness of processes and internal controls throughout the Company.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our total assets include substantial amounts of long-lived assets. Changes to estimates or projections used to assess the fair value of these assets, financial results that are lower than current estimates at certain design center locations or determinations to close underperforming locations may cause us to incur future impairment charges, negatively affecting its financial results.

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

Our business may be materially adversely affected by changes to tax policies.

Changes in United States or international income tax laws and regulations may have a material adverse effect on our business in the future or require us to modify our current business practices. In the ordinary course of business, we are subject to tax examinations by various governmental tax authorities. The global and diverse nature of our business means that there could be additional examinations by governmental tax authorities and the resolution of ongoing and other probable audits, which could impose a future risk to the results of our business.

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

We operate nine manufacturing facilities located in the United States, Mexico and Honduras. These facilities are owned by the Company and include five case goods plants (including one sawmill, one rough mill and one lumberyard) totaling 1,306,000 square feet and four upholstery furniture plants totaling 1,171,000 square feet. Three of our case goods manufacturing facilities are located in Vermont, one is in Honduras and one is in North Carolina. We have two upholstery manufacturing facilities at our North Carolina campus and two in Mexico. Our wholesale division also owns and operates four national distribution and fulfillment centers, which are a combined 1,427,000 square feet. Our distribution facilities are located in North Carolina, Oklahoma, and Virginia.

We own three and lease 13 retail home delivery centers, totaling approximately 860,000 square feet. Our retail home delivery centers are located throughout the United States and Canada and serve to support our various retail design centers.

As of June 30, 2020, there were 144 Company-operated retail design centers totaling 2,159,000 square feet and averaging approximately 15,000 square feet in size per location. Of the 144 Company-operated retail design centers, 51 of the properties are owned and 93 are leased.

The location activity and geographic distribution of our retail network for fiscal years ended June 30 are as follows:

	Fiscal 2020			Fiscal 2019
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	158	144	302	148	148	296
New locations	13	9	22	21	3	24
Closures	(10)	(10)	(20)	(9)	(9)	(18)
Transfers	(1)	1	-	(2)	2	-
Balance at June 30	160	144	304	158	144	302
Relocations (in new and closures)	1	7	8	-	3	3

Retail Design Center geographic locations:
United States	35	138	173	40	138	178
Canada	-	6	6	-	6	6
China	107	-	107	100	-	100
Other Asia	11	-	11	11	-	11
Europe	1	-	1	1	-	1
Middle East	6	-	6	6	-	6
Total	160	144	304	158	144	302

We believe that all our properties are well maintained, in good condition, are being used productively and are adequate to meet our requirements for the foreseeable future. In an effort to further improve and optimize our manufacturing and logistics operations, we executed on the following projects during fiscal 2020: (i) converted our Old Fort, North Carolina plant into a state-of-the-art distribution center to support our national distribution structure and growing United States government General Services Administration (“GSA”) contract business; (ii) consolidated our United States case goods manufacturing to Vermont; (iii) expanded our Maiden, North Carolina campus; and (iv) moved the distribution operations from our Passaic, New Jersey facility to our operations in North Carolina and outsourced the art framing operations.

For additional information regarding leases for our properties, see Note 6, Leases, of the notes to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

ITEM 3.     LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings, claims, litigation and other proceedings arising in the ordinary course of business. Such legal proceedings may include claims related to our employment practices, wage and hour claims, claims of intellectual property infringement, including with respect to trademarks, claims asserting unfair competition and unfair business practices, and consumer class action claims relating to our consumer practices. In addition, from time to time, we are subject to product liability and personal injury claims for the products that we sell and the design centers we operate. We could also face a wide variety of employee claims against us, including general discrimination, privacy, labor and employment, ERISA and disability claims. Any claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the U.S. Equal Employment Opportunity Commission.

Based on a review of all currently known facts and our experience with previous legal matters, we have recorded expense in respect of probable and reasonably estimable losses arising from legal matters and we currently do not believe it is probable that we will have any additional loss that would have a material adverse effect on our consolidated financial position, our annual results of operations or our annual cash flows. However, these matters are subject to inherent uncertainties and our view of these matters may change in the future. For additional information regarding legal matters, refer to Note 20, Commitments and Contingencies, of the notes to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information, Holders of Record, Dividends, Securities Authorized for Issuance and Stock Performance Graph

Market Information. Ethan Allen common stock is traded on the New York Stock Exchange (“NYSE”) under ticker symbol “ETH”.

Holders of Record. As of August 20, 2020, there were 222 shareholders of record of our common stock, including Cede & Co., the nominee of the Depository Trust Company. However, because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends. At the quarterly meeting of the Board of Directors held on April 28, 2020, our Board temporarily suspended the Company’s regular quarterly cash dividend in consideration of the impacts of the ongoing COVID-19 pandemic. Our Board of Directors met with management at its next quarterly meeting held on August 4, 2020 to review the effects of the COVID-19 pandemic on the business and determined that it was appropriate to return capital to shareholders in the form of a quarterly cash dividend and reinstated the regular quarterly dividend equal to the pre-COVID-19 level of $0.21 per share. The Company’s policy is to issue quarterly dividends, and we expect to continue to declare and pay comparable quarterly dividends for the foreseeable future, business conditions permitting.

Securities Authorized for Issuance under Equity Compensation Plans. Refer to Part III of this Annual Report on Form 10-K.

Stock Performance Graph. The annual changes for the five-year period shown in the graph below are based on the assumption that $100 had been invested in our common stock, the Standard & Poor’s 500 Index and the Standard & Poor’s Retail Select Industry Index (“SPSIRE”) on June 30, 2015. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on June 30, 2020. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

Company/Index/Market	2015	2016	2017	2018	2019	2020
Ethan Allen Interiors Inc.	$100.00	$125.44	$122.63	$93.01	$79.95	$44.91
S&P 500® Index	$100.00	$101.73	$117.46	$131.76	$142.59	$150.27
S&P Retail Select Industry Index (SPSIRE)	$100.00	$85.13	$82.54	$98.52	$86.13	$86.84

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(b)	Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during fiscal 2020.

(c)	Purchases of Equity Securities by the Issuer

As of April 1, 2020, as part of our COVID-19 action plan, we temporarily halted our share repurchase program. However, in the future we may from time to time make repurchases in the open market and through privately negotiated transactions, subject to market conditions, including pursuant to our previously announced repurchase program. During fiscal 2020 we repurchased 1,538,363 shares at an average price of $15.81 for a total of $24.3 million. At June 30, 2020, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to our program.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

ITEM 6.     SELECTED FINANCIAL DATA

The following tables set forth, for the periods and at the dates indicated, our selected historical consolidated financial data. We have derived the selected consolidated financial data for the years ended June 30, 2020, 2019 and 2018, and as of June 30, 2020 and 2019, from our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. We have derived the selected consolidated financial data for the years ended June 30, 2017 and 2016, and as of June 30, 2018, 2017 and 2016 from our consolidated financial statements not appearing elsewhere in this report. This financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

The selected financial data as of and for the year ended June 30, 2020 reflects the modified retrospective application of the new lease accounting standard (Accounting Standards Update 2016-02, Leases). Prior year selected financial data was not restated to reflect the impact of the new lease accounting standard. For information regarding recently issued accounting pronouncements, refer to Note 3, Summary of Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

(in thousands, except per share data)	Fiscal Year Ended June 30,
	2020	2019	2018	2017	2016
Consolidated Statements of Income Data
Net sales	$589,837	$746,684	$766,784	$763,385	$794,202
Gross margin	54.8%	54.8%	54.2%	55.0%	55.7%
Operating income	$14,644	$33,947	$48,867	$57,950	$89,179
Operating margin	2.5%	4.5%	6.4%	7.6%	11.2%
Provision for income taxes	$5,289	$8,162	$12,696	$20,801	$31,319
Effective tax rate	37.3%	24.1%	25.9%	36.5%	35.6%
Net income	$8,900	$25,698	$36,371	$36,194	$56,637

Per Share Data
Net income per basic share	$0.34	$0.96	$1.33	$1.31	$2.02
Basic weighted average shares	26,044	26,695	27,321	27,679	28,072
Net income per diluted share	$0.34	$0.96	$1.32	$1.29	$2.00
Diluted weighted average shares	26,069	26,751	27,625	27,958	28,324
Cash dividends declared per share	$0.63	$1.76	$1.07	$0.74	$0.62

Other Information
Depreciation and amortization	$16,859	$19,530	$19,831	$20,115	$19,353
Capital expenditures and acquisitions	$17,059	$9,654	$18,773	$18,321	$23,132
Cash dividends paid	$21,469	$46,990	$29,509	$20,031	$16,646
Working capital	$90,974	$93,464	$93,165	$116,653	$124,857
Current ratio	1.65	1.76	1.77	1.92	2.01

Consolidated Balance Sheet Data (at end of period)
Cash and cash equivalents	$72,276	$20,824	$22,363	$57,701	$52,659
Total assets	$622,789	$510,351	$530,433	$568,222	$577,409
Long-term debt	$50,000	$516	$1,096	$11,608	$38,837
Total liabilities	$294,725	$146,422	$146,563	$167,326	$185,207
Shareholders' equity	$328,064	$363,929	$383,870	$400,896	$392,202
Long-term debt to equity ratio	15.2%	0.1%	0.3%	2.9%	9.9%

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

Executive Overview

Who We Are. Founded in 1932 and incorporated in Delaware in 1989, Ethan Allen is a leading interior design company and manufacturer and retailer of quality home furnishings. We are vertically integrated from design through delivery, affording our clientele a value proposition of style, quality and price. We offer complementary interior design service to our clients and sell a full range of furniture products and decorative accents through ethanallen.com and a network of approximately 300 design centers in the United States and abroad. The design centers represent a mix of independent licensees and our own Company-operated retail segment. We own and operate nine manufacturing facilities, including three manufacturing plants, one sawmill, one rough mill and a lumberyard in the United States and two manufacturing plants in Mexico and one manufacturing plant in Honduras. Approximately 75% of our products are made in our North American plants.

Business Model. Our business model is to maintain continued focus on (i) capitalizing on the strength of our interior design consultants in our retail design centers, (ii) investing in new technologies across key aspects of our vertically integrated business, (iii) utilizing ethanallen.com as a key marketing tool to drive traffic to our design centers, (iv) communicating our messages with strong advertising and marketing campaigns, and (v) leveraging the benefits of our vertical integration by maintaining a strong manufacturing capacity in North America.

Our competitive advantages arise from:

●	providing fashionable high-quality products of the finest craftsmanship;
●	offering complimentary design service through our motivated interior designer network-wide;
●	offering a wide array of custom products across our upholstery, case goods, and accent product categories;
●	use of technology in all aspects of the business; and
●	leveraging our vertically integrated structure.

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

Ongoing Evolution and Transformation. Our product offerings continue to evolve and transform to meet the changing demands and tastes of our customers. We refreshed approximately 70% of our entire product line over the past three years. During fiscal 2020, we further strengthened our offerings with new products including Lucy, a mid-century modern inspired upholstery collection that launched very successfully, and Farmhouse, a country cottage inspired furniture collection that just recently launched to strong reviews. Prior to that, in fiscal 2019, we introduced our Relaxed Modern product line, a casual, livable, inspired by nature, transitional design made of mixed materials as well as expanded our Home & Garden collection. Our contract sales, including sales to the GSA, hospitality and other commercial businesses, also continue to grow and the GSA has become one of our ten largest customers. Our marketing programs during the year were strong. In the second quarter we launched a marketing program featuring a membership with special saving opportunities. In the third quarter, with the effects of the pandemic accelerating, we pivoted our marketing messaging to our core values centered on our quality and service, including offering the opportunity for our customers to shop safely by appointment in-store or online. We also implemented marketing geared to drive customers to our online channels and to interact with our designers virtually, and as a result, we have seen our internet business double during the past three months. We plan for our marketing programs going forward to continue to focus on our core values and the in-store or virtual professional services of our interior design professionals.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Business Update Related to Impact of COVID-19. The ongoing COVID-19 health crisis continues to pose significant and widespread risk to our business as well as to the business environment and the markets in which we operate our business. We have already experienced significant disruption to our business as a result of the rapid development of the COVID-19 pandemic. The immediate impact from this global health crisis has been both direct in terms of disruption in numerous aspects of our business operations, including a 50.2% reduction in revenues during the fourth quarter, the furlough of approximately 70% of our global workforce on April 1, 2020, elimination of non-essential operating expenses which led to a 42.8% decline in expenses in the past three months and the borrowing of $100 million under our revolving credit facility as well as indirect in terms of the adverse effect on overall economic conditions. The magnitude and duration of the negative impact to our business from the COVID-19 pandemic cannot be predicted with certainty. In response to the COVID-19 pandemic, we have taken actions to tightly manage costs, working capital and capital expenditures to preserve the Company’s financial health. We will continue to monitor the impact of COVID-19 on the Company's business, results of operations, financial position and cash flows.

When the public health crisis posed by COVID-19 first broke out, we announced immediate actions to mitigate the impact, including temporary closures of our Company-operated retail design centers in North America, effective March 19, 2020. As sales continued to decline, we also had to institute a number of measures to mitigate expenses and reduce costs. On April 1, 2020, we announced our action plan in response to the COVID-19 health crisis. Measures taken included, among other things, the temporary closure of design centers and manufacturing facilities, the furlough of 70% of our global workforce, the decision by our CEO to temporarily forego his salary through June 30, 2020, a temporary reduction in salaries of up to 40% for all senior management and up to 20% for other salaried employees through June 30, 2020, a temporary reduction of 50% in the cash compensation of the Company’s directors through June 30, 2020, the elimination of all non-essential operating expenses, a delay of capital expenditures, the temporary suspension of the regular quarterly dividend and temporarily halted our share repurchase program. These efforts may not be sufficient to offset anticipated declines in revenue resulting from the persistent crisis and may negatively affect our ability to fully resume operations.

In an effort to mitigate the impacts of the ongoing COVID-19 pandemic, we have also taken various actions to preserve our liquidity. As previously announced, in March 2020, the Company drew down $100 million under our revolving credit facility and subsequently repaid $50 million in June 2020. As a result of the drawdown, we had an outstanding cash and cash equivalents balance of $72.3 million as of June 30, 2020. Additionally, we reduced or stopped discretionary spending across all areas of the business. We have also negotiated alternative terms for lease payments and reduced merchandise purchases as we further manage to lower inventory carrying levels. The Company has planned reduced capital expenditures in fiscal 2021 as compared to the previous fiscal year with a primary focus on critical activities, such as maintenance capital and necessary technology investments. At this time, we believe that we have sufficient liquidity on hand to continue business operations and service our debt obligations during this volatile period. If the Company experienced another significant reduction in revenues, we would have additional alternatives to maintain liquidity, including further decreases in capital expenditures and cost reductions as well adjustments to our capital allocation policy. To date, we have halted our share repurchase program but reinstated our temporarily suspended quarterly dividend. Refer to the Liquidity and Capital Resources section for additional information.

The global scale and scope of COVID-19 is unknown, and the duration of the business disruption and related financial impact cannot be reasonably estimated at this time. The extent to which the ongoing COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted. For more information, refer to  Item 1A, Risk Factors.

Fiscal 2020 Financial Year in Review.(1) The impact of the COVID-19 crisis, which accelerated during our fiscal third quarter and caused the temporary closing of all of our North American design centers and most of our manufacturing in March 2020 and through most of our fourth quarter, had a significant negative impact on our fiscal 2020 financial results. Consolidated net sales were 21.0% lower in fiscal 2020 compared to the prior year. Net sales decreased by 23.5% within the wholesale segment and by 21.5% in the retail segment. Consolidated international net sales for fiscal 2020 decreased $17.0 million primarily due to lower sales to China and in Canada. Our adjusted gross margin expanded 60 basis points to 55.7% due to improved retail price optimization and increased wholesale contract business partially offset by plant shutdowns from COVID-19. Adjusted operating income, which excludes pre-tax charges from restructuring initiatives, asset impairments and other corporate actions in both periods presented, decreased 69.0% in fiscal 2020 compared with a year ago primarily due to the $156.8 decline in consolidated net sales partially offset by a higher adjusted gross margin and a 12.6% decrease in adjusted operating expenses. The full year fiscal 2020 effective income tax rate was 37.3% compared with 24.1% in the prior year primarily due to recording a valuation allowance on deferred tax assets. Adjusted diluted EPS was $0.52 compared with $1.56 in the prior year. This decrease was primarily from net sales being negatively impacted as a result of the COVID-19 pandemic partially offset by expense management. As of June 30, 2020, our balance sheet remains strong with cash and cash equivalents of $72.3 million and inventory of $126.1 million. During fiscal 2020, we generated $52.7 million of cash from operating activities, which provided us the ability to pay $21.5 million in regular quarterly cash dividends and repurchase $24.3 million in shares under our existing share repurchase program. Furthermore, we elected to draw down $100.0 million on our credit facility during fiscal 2020 to increase our cash position as a precautionary measure and to preserve financial flexibility in consideration of the disruption and uncertainty surrounding the ongoing COVID-19 pandemic. We subsequently repaid $50.0 million in June using available cash on hand, which leaves $50.0 million of outstanding borrowings on our balance sheet as of June 30, 2020.

(1)	Refer to the Regulation G Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of U.S. GAAP to adjusted key financial metrics.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Optimization of Manufacturing and Logistics. During the fourth quarter of fiscal 2019, we initiated restructuring plans to consolidate our manufacturing and logistics operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage. We permanently ceased operations at our Passaic, New Jersey property and ceased using most of our Old Fort, North Carolina case goods manufacturing operations, which we transferred to our other existing case goods operations. We completed this optimization project in fiscal 2020 as we converted the Old Fort facility into a distribution center and expanded our existing Maiden, North Carolina manufacturing campus while finalizing severance and other exit costs. In connection with these initiatives, we recorded pre-tax restructuring and other exit charges totaling $2.1 million, consisting of $1.3 million in abnormal manufacturing variances associated with the Passaic and Old Fort facilities, $0.8 million in employee severance and other payroll and benefit costs and $0.7 million in other exit costs partially offset by $0.7 million in gains from the sale of property, plant and equipment held at our Old Fort facility. As part of our optimization plans, we also completed the sale of our Passaic property in September 2019 to an independent third party and received $12.4 million in cash less certain adjustments, including $0.9 million in selling and other closing costs. As a result of the sale, we recognized a pre-tax gain of $11.5 million in fiscal 2020.

Retail Segment Restructuring and Impairment Charges. During fiscal 2020 we recorded $7.7 million of restructuring and impairment charges within the retail segment. Approximately $5.2 million was an impairment charge for long-lived assets held at a number of our retail design centers. An additional $2.5 million represented remaining contractual obligations under leased space that was exited during fiscal 2020.

Inventory Write-downs. During fiscal 2020 we recorded a non-cash charge of $4.1 million related to the write-down and disposal of certain slow moving and discontinued inventory items, which was due to actual demand and forecasted market conditions for these inventory items being less favorable than originally estimated. Of the total inventory write-down, $3.5 million related to slow moving finished goods with the remaining $0.6 million consisting of raw materials that were disposed.

CARES Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary suspension of certain payment requirements for the employer-paid portion of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. We elected to defer the employer-paid portion of social security taxes beginning with pay dates on and after March 12, 2020. We recorded an estimate for refundable employee retention credits for eligible wages paid to employees affected by the cessation of our operations. We also recorded additional employee retention credits during the fourth quarter of 2020 for additional wages paid, primarily for health care benefits paid for employees furloughed in fiscal 2020.

Leases. We adopted Accounting Standards Update 2016-02, Leases (Topic 842), as of July 1, 2019 using the modified retrospective method and have not restated comparative periods. Upon adoption, we recognized operating lease assets of $129.7 million and operating lease liabilities of $149.7 million on our consolidated balance sheet. In addition, $20.0 million of deferred rent and various lease incentives, which were reflected as other long-term liabilities as of June 30, 2019, were reclassified as a component of the right-of-use assets upon adoption. We also recognized a cumulative adjustment as of July 1, 2019, which decreased opening retained earnings by $1.6 million due to the impairment of certain right-of-use assets. The adoption of the new standard did not have a material impact on the consolidated statements of operations or cash flows during fiscal 2020.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Key Operating Metrics

A summary of our key operating metrics is presented in the following table ($ in millions, except per share amounts).

	Fiscal Year Ended June 30,
	2020	% of Sales	% Chg	2019	% of Sales	% Chg	2018	% of Sales	% Chg
Net sales	$589.8	100.0%	(21.0%)	$746.7	100.0%	(2.6%)	$766.8	100.0%	0.4%
Gross profit	$323.1	54.8%	(21.1%)	$409.5	54.8%	(1.6%)	$416.0	54.2%	(0.9%)
Adjusted gross profit(1)	$328.6	55.7%	(20.2%)	$411.5	55.1%	(1.1%)	$416.0	54.2%	(2.4%)
Operating income	$14.6	2.5%	(56.9%)	$33.9	4.5%	(30.5%)	$48.9	6.4%	(15.7%)
Adjusted operating income(1)	$17.1	2.9%	(69.0%)	$55.1	7.4%	9.8%	$50.1	6.5%	(22.8%)
Net income	$8.9	1.5%	(65.4%)	$25.7	3.4%	(29.3%)	$36.4	4.7%	0.5%
Adjusted net income(1)	$13.5	2.3%	(67.5%)	$41.6	5.6%	11.6%	$37.3	4.9%	(8.2%)
Diluted EPS	$0.34		(64.6%)	$0.96		(27.3%)	$1.32		2.3%
Adjusted diluted EPS(1)	$0.52		(66.7%)	$1.56		15.6%	$1.35		(6.9%)
Cash flow from operating activities	$52.7		(4.6%)	$55.2		30.0%	$42.5		(46.0%)

(1)	Refer to the Regulation G Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of U.S. GAAP to adjusted key financial metrics.

The components of consolidated net sales and operating income (loss) by business segment are presented in the following table ($ in millions):

	Fiscal Year Ended June 30,
	2020	2019	2018
Net sales
Wholesale segment	$337.9	$441.6	$475.7
Retail segment	462.8	589.8	587.5
Elimination of intersegment sales	(210.9)	(284.7)	(296.4)
Consolidated net sales	$589.8	$746.7	$766.8

Operating income (loss):
Wholesale segment	$33.1	$42.4	$48.5
Retail segment	(21.4)	(10.5)	(1.7)
Elimination of intercompany profit(1)	2.9	2.0	2.1
Consolidated operating income	$14.6	$33.9	$48.9

(1)	Represents the change in wholesale profit contained in the retail segment inventory existing at the end of the period.

A summary by segment changes from the applicable periods in the preceding fiscal year is presented in the following table:

	Fiscal Year Ended June 30,
	2020	2019	2018
Wholesale segment:
Net sales	(23.5%)	(7.2%)	4.9%
Operating income	(22.1%)	(12.4%)	(9.4%)
Wholesale orders	(17.9%)	(10.8%)	5.8%

Retail segment:
Net sales	(21.5%)	0.4%	(2.7%)
Operating income	(103.4%)	(505.8%)	(245.1%)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table shows selected design center location information.

	Fiscal 2020			Fiscal 2019
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	158	144	302	148	148	296
New locations	13	9	22	21	3	24
Closures	(10)	(10)	(20)	(9)	(9)	(18)
Transfers	(1)	1	-	(2)	2	-
Balance at June 30	160	144	304	158	144	302
Relocations (in new and closures)	1	7	8	-	3	3

Retail Design Center geographic locations:
United States	35	138	173	40	138	178
Canada	-	6	6	-	6	6
China	107	-	107	100	-	100
Other Asia	11	-	11	11	-	11
Europe	1	-	1	1	-	1
Middle East	6	-	6	6	-	6
Total	160	144	304	158	144	302

Results of Operations

For an understanding of the significant factors that influenced our financial performance in fiscal 2020 compared with fiscal 2019, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented under Item 8 in this Annual Report on Form 10-K ($ in millions, except per share amounts).

Fiscal 2020 Compared to Fiscal 2019

Consolidated net sales for fiscal 2020 were $589.8 million, a decrease of 21.0% compared with the same prior year period. Net sales decreased by 23.5% within the wholesale segment and by 21.5% in the retail segment. International sales decreased $17.0 million primarily related to lower sales to China and in Canada. Consolidated net sales were 21.0% lower in the current year primarily due to the disruptions in the market caused by the ongoing COVID-19 pandemic and lower written orders when a new marketing program featuring a membership was just getting underway. Partially offsetting these declines was growth in contract sales, which grew 31.6%. The year over year increase in contract sales was attributable to continued growth in sales from the GSA contract.

Wholesale net sales decreased 23.5% to $337.9 million primarily due to a 33.3% decrease in sales to the Company’s North American retail network and a 38.3% decrease in international sales. Our international net sales to independent retailers was 5.7% of our wholesale net sales compared to 7.0% last year. Wholesale net sales were significantly impacted in fiscal 2020 due to COVID-19-related disruptions and a new marketing program featuring a membership, which caused a dip in orders and subsequent shipments during this marketing transition period. Prior to March 2020, wholesale net sales were improving sequentially each month as customer demand increased. However, due to the disruptions caused by COVID-19 design center and manufacturing plant closings, net shipments decreased 52.0% in the fourth quarter of fiscal 2020, leading to the full fiscal year decrease in net sales of 23.5%. Partially offsetting the net sales decline was growth in our contract sales, which grew 31.6%. This increase was attributable to continued growth in sales from the GSA contract.

Wholesale orders booked, which represents orders booked through all of our channels, were down 17.9% in fiscal 2020 compared with last fiscal year. Wholesale orders from our North American retail network declined 30.5% while orders from China dropped 37.9% from a year ago mainly due to COVID-19 stay-at-home orders, the imposition of tariffs by China and the economic uncertainty surrounding the international trade disputes. Excluding orders from China, our total wholesale orders decreased 17.0%, primarily as the result of the closing of our retail design centers and manufacturing operations for multiple months. These decreases were partially offset by continued growth in our contract business, including the GSA contract. While wholesale orders decreased 17.9% from a year ago, the Company realized sequential improvement in orders each month during the fourth quarter of fiscal 2020, with June orders increasing by 17% year over year. We are focused on our short-term ability to return our wholesale production and shipping to the levels that are necessary to properly service our customers.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retail net sales from Company-operated design centers decreased 21.5% to $462.8 million. There was a 21.4% decrease in net sales in the United States, while sales from our Canadian design centers decreased 26.0%. These decreases were primarily due to the temporary closing of our North American design centers for almost three months during fiscal 2020 due to COVID-19, and lower written orders in the second quarter when a new marketing program featuring a membership was just getting underway ahead of the COVID-19 pandemic. In response to COVID-19, we temporarily closed all of our retail design centers in North America, effective March 19, 2020. We gradually began reopening our design centers in May and as of June 30, 2020, have reopened all of our Company-operated retail design centers, including 14% open by appointment only. We continued to generate written business through virtual appointments while our design centers were closed. However, the level of new business was significantly lower due to economic uncertainty as people sheltered at home.

There were 144 Company-operated design centers at the end of fiscal 2020, the same number we ended last year with. We continue to relocate and open new locations while closing older locations. During fiscal 2020, we relocated seven Company-operated design centers, acquired one from an independent retailer and opened two new locations.

Gross profit decreased 21.1% to $323.1 million compared with the prior year period due to sales declines within both the wholesale and retail segments. Retail sales, as a percentage of total consolidated sales, were 78.5% in the current year and 79.0% in the prior year. Wholesale gross profit was negatively impacted by lower sales volumes combined with a reduction in gross margin due to plant shutdowns related to the ongoing COVID-19 pandemic. Retail gross profit was lower due to a 21.5% reduction in net shipments partially offset by a higher gross margin. Fiscal 2020 adjusted gross margin was 55.7% compared with 55.1% a year ago. This increase was primarily due to improved retail price optimization and increased wholesale contract business. Restructuring charges negatively impacted the fiscal 2020 consolidated gross margin by 90 basis points compared with 30 basis points a year ago.

Operating expenses decreased to $308.5 million compared with $375.5 million in the prior year period. The 17.9% decrease was due to lower selling costs, a reduction in general and administrative expenses and a gain of $11.5 million from the sale of the Passaic property during fiscal 2020. Retail selling expenses were lower due to reduced volume of shipments, less designer selling expenses and lower compensation due to headcount reductions. Wholesale selling costs were down due to a reduction in advertising spend and lower compensation costs. General and administrative expenses decreased due to lower compensation costs coupled with lower depreciation, occupancy costs and regional management charges. Restructuring and impairment charges incurred during fiscal 2020 was a benefit of $3.0 million compared to a charge of $18.7 million last year.

Operating income totaled $14.6 million compared with $33.9 million for the prior year period. The decrease in operating income was driven by the $156.8 decline in consolidated net sales partially offset by a 17.9% decrease in operating expenses. Adjusted operating income in fiscal 2020 was $17.1 million compared with $55.1 million last year.

Wholesale operating income totaled $33.1 million, or 9.8% of net sales, as compared to $42.5 million at 9.6% of net sales in the prior year. The 22.1% decrease was primarily due to the 23.5% decrease in wholesale net sales and a 130 basis point reduction in gross margin partially offset by operating expense reductions of 28.4% from the gain on the sale of the Passaic property, COVID-19 related plant closings and actions taken to control and minimize expenditures. The decrease in gross margin was largely due to plant shutdowns from COVID-19.

Retail operating loss was $21.4 million, or 4.6% of sales for fiscal 2020, compared to a loss of $10.5 million, or 1.8% of sales, for fiscal 2019. The retail operating margin decreased to -4.6% from -1.8% due to the $127.0 million reduction in net sales partially offset by a 160 basis point improvement in gross margin and a 14.2% decrease in operating expenses from lower selling, administrative, occupancy and regional management costs. Retail restructuring and impairment charges lowered retail operating income by $7.7 million during fiscal 2020 compared to $12.3 million a year ago.

Income tax expense was $5.3 million for fiscal 2020 compared with $8.2 million a year ago. The effective tax rate for fiscal 2020 includes a provision for income taxes on the current year’s income including federal, state, foreign and local income taxes, tax and interest expense on various uncertain tax positions, and tax expense on the establishment and maintenance of a valuation allowance on Retail deferred tax assets, partially offset by the reversal of various uncertain tax positions. The effective tax rate for the prior fiscal year includes a provision for income taxes on that year’s income, tax expense on the establishment and maintenance of a valuation allowance on Canadian deferred tax assets and tax and interest expense on uncertain tax position, partially offset by the reversal of and recognition of various uncertain tax positions. Income tax expense was $2.9 million lower in fiscal 2020 compared with a year ago primarily due to the $19.7 million decrease in income before income taxes partially offset by a higher effective tax rate. The fiscal 2020 effective rate increased to 37.3% compared with 24.1% in the prior year primarily due to a valuation allowance on deferred tax assets. We recorded a valuation allowance during the fourth quarter of fiscal 2020 in the amount of $2.5 million on the deferred tax assets.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Net income was $8.9 million compared with $25.7 million for the prior year, which resulted in $0.34 per diluted share compared to $0.96 in the prior year period. Fiscal 2020 restructuring and impairment charges along with other corporate actions during the year totaled $4.6 million (net of tax), which lowered diluted EPS by $0.18. Fiscal 2019 was negatively impacted by restructuring and impairment charges combined with other corporate actions of $15.9 million (net of tax), which lowered diluted EPS by $0.60. Adjusted diluted EPS of $0.52 in the current year represents a decrease of 66.7% over the prior year of $1.56. Lower net income and diluted EPS was primarily from net sales being negatively impacted from the COVID-19 pandemic partially offset by expense management.

Fiscal 2019 Compared to Fiscal 2018

For a comparison of our results of operations for the fiscal years ended June 30, 2019 and 2018, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on August 9, 2019.

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

(in thousands, except per share data)	Fiscal Year Ended June 30,
	2020	2019	% Change
Consolidated Adjusted Gross Profit / Gross Margin
GAAP Gross profit	$323,132	$409,491	(21.1%)
Adjustments (pre-tax) *	5,423	1,994
Adjusted gross profit *	$328,555	$411,485	(20.2%)
Adjusted gross margin *	55.7%	55.1%

Adjusted Operating Income / Operating Margin
GAAP Operating income	$14,644	$33,947	(56.9%)
Adjustments (pre-tax) *	2,428	21,104
Adjusted operating income *	$17,072	$55,051	(69.0%)

Consolidated Net sales	$589,837	$746,684	(21.0%)
GAAP Operating margin	2.5%	4.5%
Adjusted operating margin *	2.9%	7.4%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income	$8,900	$25,698	(65.4%)
Adjustments, net of tax *	4,612	15,934
Adjusted net income	$13,512	$41,632	(67.5%)
Diluted weighted average common shares	26,069	26,751
GAAP Diluted EPS	$0.34	$0.96	(64.6%)
Adjusted diluted EPS *	$0.52	$1.56	(66.7%)

Wholesale Adjusted Operating Income / Adjusted Operating Margin
Wholesale GAAP operating income	$33,106	$42,481	(22.1%)
Adjustments (pre-tax) *	(5,794)	8,498
Adjusted wholesale operating income *	$27,312	$50,979	(46.4%)

Wholesale net sales	$337,948	$441,551	(23.5%)
Wholesale GAAP operating margin	9.8%	9.6%
Adjusted wholesale operating margin *	8.1%	11.5%

Retail Adjusted Operating Income / Adjusted Operating Margin
Retail GAAP operating income (loss)	$(21,414)	$(10,529)	(103.4%)
Adjustments (pre-tax) *	8,222	12,606
Adjusted retail operating income (loss) *	$(13,192)	$2,077	nm

Retail net sales	$462,800	$589,829	(21.5%)
Retail GAAP operating margin	(4.6%)	(1.8%)
Adjusted retail operating margin *	(2.9%)	0.4%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

* Adjustments to reported U.S. GAAP financial measures including gross profit and margin, operating income and margin, net income, and diluted EPS have been adjusted by the following:

(in thousands)	Fiscal Year Ended June 30,
	2020	2019
Inventory write-downs and additional reserves (wholesale)	$4,107	$-
Manufacturing overhead costs and other (wholesale)	1,316	1,994
Adjustments to gross profit	$5,423	$1,994

Inventory write-downs and additional reserves (wholesale)	$4,107	$-
Optimization of manufacturing and logistics (wholesale)	2,147	8,324
Gain on sale of Passaic, New Jersey property (wholesale)	(11,497)	-
Employee retention credit (wholesale)	(1,177)	-
Severance and other professional fees (wholesale)	626	174
Retail acquisition costs, severance and other charges (retail)	553	556
Impairment of long-lived assets and lease exit costs (retail)	7,669	12,050
Adjustments to operating income	$2,428	$21,104
Adjustments to income before income taxes	$2,752	$21,104
Related income tax effects on non-recurring items(1)	(674)	(5,170)
Income tax expense from valuation allowance	2,534	-
Adjustments to net income	$4,612	$15,934

(1)	Calculated using a tax rate of 24.5% in all periods presented.

Liquidity

At June 30, 2020, we held cash and equivalents of $72.3 million compared with $20.8 million at June 30, 2019. Our principal sources of liquidity include cash and cash equivalents, cash flow from operations and amounts available under our credit facility. Cash and cash equivalents aggregated to 11.6% of our total assets at June 30, 2020, compared with 4.1% of our total assets a year ago. Our cash and cash equivalents increased $51.5 million during fiscal 2020 due to net borrowings on our revolving credit facility of $50.0 million, net cash provided by operating activities of $52.7 million and net proceeds from the sale of our Passaic property of $11.7 million, partially offset by $24.3 million in share repurchases, $21.5 million in dividend payments, $15.7 million of capital expenditures and $1.3 million from retail acquisitions.

A summary of net cash provided by (used in) operating, investing and financing activities for each of the last three fiscal years is provided below (in millions):

	Fiscal Year Ended June 30,
	2020	2019	2018
Operating activities
Net income	$8.9	$25.7	$36.4
Non-cash operating lease cost	32.0	-	-
Other non-cash items, including depreciation and amortization	22.6	37.0	20.6
Restructuring payments	(9.1)	(2.5)	-
Change in working capital	(1.7)	(5.0)	(14.5)
Total provided by operating activities	$52.7	$55.2	$42.5

Investing activities
Capital expenditures	$(15.7)	$(9.1)	$(12.5)
Acquisitions, net of cash acquired	(1.4)	(0.5)	(6.3)
Proceeds from the disposal of property, plant and equipment	12.4	-	0.3
Other investing activities	0.1	0.1	0.3
Total (used in) investing activities	$(4.6)	$(9.5)	$(18.2)

Financing activities
Borrowings from revolving credit facility	$100.0	$16.0	$-
Payments on borrowings	(50.0)	(16.0)	(13.8)
Purchases and retirements of company stock	(24.3)	-	(23.1)
Payment of cash dividends	(21.5)	(47.0)	(29.5)
Other financing activities	(0.5)	(0.3)	(0.5)
Total provided by (used in) financing activities	$3.7	$(47.3)	$(66.9)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash Provided By (Used in) Operating Activities. Fiscal 2020 cash generated from operations totaled $52.7 million, a decrease of $2.5 million from the prior year primarily due to higher restructuring payments made in connection with our previously announced optimization of manufacturing and logistics activities as well as other exit costs partially offset by improved working capital changes. The change in working capital was primarily due to higher retail customer deposits, a reduction in inventory levels from the concerted effort to minimize carrying costs, improved receivable collections and the deferral and abatement of $2.7 million in retail design center rent. These cash flow benefits were partially offset by the timing of accounts payable and accrued expenses. As a result of fiscal 2020 adoption of the new leasing standard, we now report non-cash operating lease costs as a non-cash adjustment to reconcile to net income while our monthly lease payments are reported as a reduction to operating lease liabilities within working capital. Restructuring payments included $2.5 million in severance, $1.3 million of manufacturing overhead costs and $5.3 million in other exit and relocation payments.

Cash Provided by (Used in) Investing Activities. Fiscal 2020 cash used in investing activities was $4.6 million, a decrease from $9.5 million last year due to cash proceeds of $12.4 million received from the sale of the Passaic property and other manufacturing equipment partially offset by higher capital expenditures and design center acquisitions. Cash paid to acquire design centers from our independent retailers in arm’s length transactions totaled $1.4 million during fiscal 2020 compared with $0.5 million a year ago. Capital expenditures were $15.7 million, an increase of $6.6 million compared with $9.1 million spent a year ago. In fiscal 2020, approximately 53% of our total capital expenditures related to opening new and relocating design centers in desirable locations, updating existing design center presentations and floor plans and opening new home delivery centers. The remaining 47% was capital expenditures incurred in connection with the previously announced optimization project as well as investments in additional technology to improve existing workflows.

Cash Provided By (Used in) Financing Activities. Fiscal 2020 total cash provided by financing activities was $3.7 compared with cash used of $47.3 million in the prior year comparable period. The significant increase in cash provided by financing activities was due to borrowings of $100.0 million under our revolving credit facility in March 2020 and a decrease in cash dividends paid due to a special dividend paid in the prior year. Cash dividends paid in fiscal 2020 totaled $21.5 million compared with $47.0 million in the prior year due to the $1.00 per share or $26.7 million special cash dividend paid in the prior year. We had suspended our regular quarterly cash dividend as of April 28, 2020, due to the COVID-19 impact. However, on August 4, 2020, our Board of Directors reinstated the regular quarterly cash dividend. Our policy is to issue quarterly dividends, and we expect to continue to declare and pay comparable quarterly dividends for the foreseeable future, business conditions permitting. These positive cash flow items were partially offset by the partial repayment of outstanding debt and share repurchases in the current fiscal year. In June 2020 we repaid 50% or $50.0 million of our outstanding borrowings using available cash on hand. In addition, we repurchased 1,538,363 shares under our existing share repurchase program at an average price of $15.81 per share for a total cash outflow of $24.3 million during fiscal 2020.

We believe our liquidity (cash on hand, cash flow from operating activities and amounts available under our credit facility), will be sufficient to fund our operations, including changes in working capital, necessary capital expenditures, fiscal 2021 contractual obligations as presented in our contractual obligations table and other financing activities, as they occur, for at least the next 12 months. During the period of uncertainty and volatility related to the COVID-19 pandemic, we will continue to monitor our liquidity. Included in our cash and cash equivalents at June 30, 2020, is $3.4 million held by foreign subsidiaries, a portion of which we have determined to be indefinitely reinvested.

For a discussion of our liquidity and capital resources as of and our cash flow activities for the fiscal year ended June 30, 2019 and 2018, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on August 9, 2019.

Capital Resources

Capital Expenditures. Capital expenditures in fiscal 2020 were $15.7 million compared with $9.1 million in the prior year period. The increase of $6.6 million from the prior year related primarily to incremental spending on retail design center improvements and completion of our optimization project. In fiscal 2020, approximately 53% of our total capital expenditures related to opening new and relocating design centers in desirable locations, updating existing design center presentations and floor plans and opening new retail home delivery centers. The remaining 47% was primarily capital expenditures incurred in connection with our optimization project as we converted the Old Fort, North Carolina facility into a distribution center and expanded our existing Maiden, North Carolina manufacturing campus. In fiscal 2019, approximately 65% of our total capital expenditures were within the retail segment. We have no material contractual commitments outstanding for future capital expenditures. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Capital Needs. During December 2018 we entered into a five-year, $165 million senior secured revolving credit facility, which amended and restated the previously existing facility. During March 2020, we borrowed a total of $100 million under the credit facility and by June 30, 2020 had repaid $50 million from available cash. Prior to March, there were no borrowings outstanding under the credit facility. The outstanding borrowings of $50 million bear a weighted average interest rate of 1.7%, which is equal to the one-month LIBOR rate plus a spread using a debt leverage pricing grid. Interest on the borrowings outstanding is payable monthly in arrears and the principal balance is payable on the maturity date of December 21, 2023. We are in compliance with all covenants under the agreement as of June 30, 2020. The credit facility will mature in December 2023. We elected to draw down on the credit facility to increase our cash position as a precautionary measure and to preserve financial flexibility in consideration of the disruption and uncertainty surrounding the ongoing COVID-19 pandemic. The outstanding borrowings of $50 million are reported as Long-term debt within the consolidated balance sheet at June 30, 2020.

To partially fund the special cash dividend paid to shareholders in January 2019, we borrowed $16.0 million from the revolving credit facility during fiscal 2019. By June 30, 2019, we had repaid 100% of the total borrowed from cash generated from operating activities.

For a detailed discussion of revolving credit facility, our debt obligations and timing of our related cash payments see Note 11 to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K.

Letters of Credit. At June 30, 2020 and 2019, there was $5.8 million and $6.1 million, respectively, of standby letters of credit outstanding under the revolving credit facility.

Total availability under the revolving credit facility was $58.9 million at June 30, 2020 and $158.9 million at June 30, 2019. At both June 30, 2020 and 2019, respectively, we were in compliance with all the covenants under the revolving credit facility.

For a discussion of our liquidity and capital resources as of and our cash flow activities for the fiscal year ended June 30, 2019 and 2018, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on August 9, 2019.

Share Repurchase Program

On January 13, 2020, our Board of Directors authorized an increase in the aggregate share repurchase authorization under our existing multi-year share repurchase program (the “Share Repurchase Program”) to 3,000,000 shares. We repurchased 1,538,363 shares under the program during fiscal 2020 at an average price of $15.81 per share. There were no share repurchases under the program during fiscal 2019. As of April 1, 2020, as part of our COVID-19 action plan, we temporarily halted our share repurchase program. At June 30, 2020, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to our program.

Contractual Obligations

Fluctuations in our operating results, levels of inventory on hand, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here.

As of June 30, 2020, we had total contractual obligations of $233.4 million, an increase from $207.0 million a year ago. As disclosed earlier in the Capital Resources section of this MD&A, we borrowed $100.0 million under our revolving credit facility during the third quarter of fiscal 2020, of which we repaid $50.0 million during June. The principal loan balance of $50.0 million remains outstanding as of June 30, 2020 and is payable on the maturity date of December 21, 2023. Our operating lease obligations decreased from $169.9 million last year to $149.7 million at June 30, 2020 due to monthly lease payments made to landlords and the exiting of certain retail leased spaces during fiscal 2020 partially offset by new leases and modifications entered into throughout the fiscal year.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table summarizes our significant contractual obligations as of June 30, 2020 and the corresponding impact that these obligations will have on our liquidity and cash flows in future periods (in millions):

		Payments Due by Period
		Less than	1-3	4-5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases(1)	$149.7	$32.1	$49.0	$29.4	$39.1
Financing leases(2)	0.6	0.5	0.1	-	-
Long-term debt(3)	50.0	-	-	50.0	-
Purchase obligations(4)	32.9	30.9	2.0	-	-
Other long-term liabilities	0.2	-	-	-	0.2
Total contractual obligations(5)	$233.4	$63.5	$51.2	$79.4	$39.3

(1)

We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The table above includes future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Amounts above do not include future lease payments under leases that have not commenced or estimated contingent rent due under operating and finance leases. For more information on our operating leases, see Note 6, Leases, in the notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(2)	Financing lease obligations include all future payment obligations under a lease classified as a financing lease pursuant to FASB ASU 2016-02.

(3)

Debt obligations mean all payment obligations under long-term borrowings. As of June 30, 2020, we $50.0 million in outstanding borrowings under our revolving credit facility. Further discussion of our contractual obligations associated with long-term debt can be found in Note 11, Debt, in the notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(4)

Purchase obligations are defined as agreements that are enforceable and legally binding that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We do, in the normal course of business, regularly initiate purchase orders for the procurement of (i) selected finished goods sourced from third-party suppliers, (ii) lumber, fabric, leather and other raw materials used in production, and (iii) certain outsourced services. All purchase orders are based on current needs and are fulfilled by suppliers within short time periods. At June 30, 2020, our open purchase orders with respect to such goods and services totaled $20.1 million and are to be paid in less than one year. Other purchase commitments included within this table represent payment due for other services such as telecommunication, computer-related software, royalties, web development, insurance and other maintenance contracts.

(5)

Non-current income taxes payable of $1.5 million and non-current deferred tax liabilities of $1.1 million have been excluded from the table above due to uncertainty regarding the timing of future payments. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. The remaining balance will be settled or released as tax audits are effectively settled, statutes of limitation expire, or other new information becomes available.

We believe that our cash flow from operations, together with our other available sources of liquidity, will be adequate to make all required payments of principal and interest on our debt, to permit anticipated capital expenditures, and to fund working capital and other cash requirements. As of June 30, 2020, we had working capital of $91.0 million compared to $93.5 million at June 30, 2019 and a current ratio of 1.65 at June 30, 2020 compared to 1.76 a year ago.

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

We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided. The only such program in place at both June 30, 2020 and 2019, respectively, was for our legacy consumer credit program described below.

Ethan Allen Consumer Credit Program. During the fourth quarter of fiscal 2019, we launched a new consumer credit program utilizing a non-related third-party financial institution, which replaced the previous program agreement and legacy consumer credit program that was terminated on July 31, 2019. Our new Ethan Allen Platinum consumer credit program, designed to make the Ethan Allen brand accessible to everyone, had a successful national launch and should continue to attract both new prospects and returning clients. Financing offered through this program is administered by a third-party financial institution and is granted to our clients on a non-recourse basis to the Company.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Product Warranties. Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties and are provided based on terms that are generally accepted in the industry. All our domestic independent retailers are required to enter into and perform in accordance with the terms and conditions of a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of June 30, 2020 and 2019, our product warranty liability totaled $0.9 million and $1.6 million, respectively.

Dividends

For the full fiscal 2020 year, we paid a total of $0.82 per share in cash dividends for an aggregate total of $21.5 million. In the prior year, total dividends paid were $47.0 million, which included a $1.00 per share special cash dividend totaling $26.7 million, paid in January 2019. With our dividends, we have returned $134.6 million to shareholders over the past five years.

At the quarterly Board of Directors meeting held on April 28, 2020, our Board temporarily suspended the Company’s regular quarterly cash dividend due to the COVID-19 impact. However, on August 4, 2020, our Board of Directors reinstated the regular quarterly cash dividend and declared a regular quarterly cash dividend of $0.21 per share, which will be payable to shareholders of record as of October 8, 2020 and will be paid on October 22, 2020. Our Board of Directors met with management to review the effects of the COVID-19 pandemic on the business and determined that it was appropriate to return capital to shareholders in the form of a quarterly cash dividend equal to the pre-COVID-19 level of $0.21 per share. We will continue to monitor the pace of business as it relates to future dividends and any future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us, subject to final determination by our Board of Directors.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Impairment of Long-lived Assets. The recoverability of long-lived assets is evaluated for impairment whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of an asset or asset group. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, change in the intended use of an asset, a product recall or an adverse action or assessment by a regulator. If the sum of the estimated undiscounted future cash flows over the remaining life of the primary asset is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis or independent third-party appraisal of the asset or asset group. While determining fair value requires a variety of input assumptions and judgment, we believe our estimates of fair value are reasonable. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail segment is the individual design center while for our wholesale segment, it is the individual manufacturing plant. For retail design center level long-lived assets, expected cash flows are determined based on our estimate of future net sales, margin rates and expenses over the remaining expected terms of the leases.

Inventories. Inventories (finished goods, work in process and raw materials) are stated at the lower of cost, determined on a first-in, first-out basis, and net realizable value. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory (i.e. material, labor and manufacturing overhead costs). We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-downs, taking into account future demand and market conditions. Our inventory reserves contain uncertainties that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. We adjust our inventory reserves for net realizable value and obsolescence based on trends, aging reports, specific identification and estimates of future retail sales prices. If actual demand or market conditions change from our prior estimates, we adjust our inventory reserves accordingly throughout the period. We have not made any material changes to our assumptions included in the calculations of the lower of cost or net realizable value reserves during the periods presented.

Lease Accounting. We implemented ASU 2016-02, Leases (Topic 842), in the first quarter of fiscal 2020. Critical accounting estimates and judgments made in applying ASU 2016-02 relate to how the Company determines the reasonably certain lease term, the incremental borrowing rate and fair market value of the underlying asset. In recognizing the lease right-of-use assets and lease liabilities, we utilize the lease term for which we are reasonably certain to use the underlying asset, including consideration of options to extend or terminate the lease. At lease commencement, we evaluate whether we are reasonably certain to exercise available options based on consideration of a variety of economic factors and the circumstances related to the leased asset. Factors considered include, but are not limited to, (i) the contractual terms compared to estimated market rates, (ii) the uniqueness or importance of the asset or its location, (iii) the potential costs of obtaining an alternative asset, (iv) the potential costs of relocating or ceasing use of the asset, including the consideration of leasehold improvements and other invested capital, and (v) any potential tax consequences. The determination of the reasonably certain lease term affects the inclusion of rental payments utilized in the incremental borrowing rate calculations and the results of the lease classification test. The reasonably certain lease term may materially impact our financial position related to certain design centers which typically have greater lease payments. Although the above factors are considered in our analysis, the assessment involves subjectivity considering our strategy, expected future events and market conditions. While we believe our estimates and judgments in determining the lease term are reasonable, future events may occur which may require us to reassess this determination.

ASU 2016-02 requires companies to use the rate implicit in the lease whenever that rate is readily determinable and if the interest rate is not readily determinable, then a lessee may use its incremental borrowing rate. As most of our leases do not include an implicit interest rate, we determine the discount rate for each lease based upon the incremental borrowing rate (“IBR”) in order to calculate the present value of the lease liability at the commencement date. The IBR is computed as the rate of interest that we would have to pay to (i) borrow on a collateralized basis (ii) over a similar term (iii) an amount equal to the total lease payments (iv) in a similar economic environment. As we do not have any outstanding public debt, we estimated the incremental borrowing rate based on our estimated credit rating and available market information. The incremental borrowing rate is subsequently reassessed upon a modification to the lease agreement. In the case an interest rate is implicit in a lease we will use that rate as the discount rate for that lease. The lease term for all of our lease arrangements include the noncancelable period of the lease plus, if applicable, any additional periods covered by an option to extend the lease that is reasonably certain to be exercised by the Company. Some of our leases contain variable lease payments based on a Consumer Price Index or percentage of sales, which are excluded from the measurement of the lease liability.

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

We use the asset and liability method to account for income taxes. We recognize deferred tax assets and liabilities based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle those temporary differences. When we record deferred tax assets, we are required to estimate, based on forecasts of taxable earnings in the relevant tax jurisdiction, whether we are more likely than not to recover them. In making judgments about realizing the value of our deferred tax assets, we consider historic and projected future operating results, the eligible carry-forward period, tax law changes and other relevant considerations.

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

Business Insurance Reserves. We have insurance programs in place to cover workers’ compensation and health care benefits under certain employee benefit plans provided by the Company. The insurance programs, which are funded through self-insured retention, are subject to various stop-loss limitations. We accrue estimated losses using actuarial models and assumptions based on historical loss experience. Although we believe that the insurance reserves are adequate, the reserve estimates are based on historical experience, which may not be indicative of current and future losses. In addition, the actuarial calculations used to estimate insurance reserves are based on numerous assumptions, some of which are subjective. We adjust insurance reserves, as needed, in the event that future loss experience differs from historical loss patterns.

Significant Accounting Policies

See Note 3, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included under Part II, Item 8, for a full description of our significant accounting policies.

Recent Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included under Part II, Item 8, for a full description of recent accounting pronouncements, including the expected dates of adoption, which we include here by reference.

Business Outlook

Fiscal 2020 saw unprecedented disruption around the world as a result of the rapid spread of COVID-19. Economies throughout the world have been severely disrupted by the effects of the quarantines, business closures and the reluctance or inability of individuals to leave their homes as a result of the outbreak of COVID-19. In addition, the capital markets have been impacted and our efforts to raise necessary capital in the future could be adversely impacted by the outbreak of the virus and we cannot forecast with any certainty when the disruptions caused by it will cease to impact our business and the results of our operations.

As of the date of the filing of this report, we are gratified with the work and focus of our teams during this crisis and have operated with the foremost focus on safety of our associates and clients. We have been able to bring many previously furloughed associates back and our action plan helped us end the year with strong liquidity. We gradually began reopening our design centers beginning in May 2020 and as of June 30, 2020, reopened all of our Company-operated retail design centers, including 14% open by appointment only. We resumed production in our North American manufacturing plants during the end of fiscal 2020, some in a limited capacity, and expect to work through existing order backlog and ramp up to full production during the first half of fiscal 2021. Our distribution centers are fully open and our retail home delivery centers are making home deliveries. As we move forward, we will continue to focus on our advantages, including a strong retail network, the personal service of our interior design professionals, our vertical structure whereby 75% of products are made in our North American workshops and increasing the use of technology in all aspects of our enterprise, while also maintaining our focus on strong governance and social responsibility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our strong network of North American interior design consultants continue to create design solutions that best satisfy our customer’s needs and are able to work with clients in-person or virtually. We believe changes in consumer spending and new habits being formed as a result of social distancing and sheltering in place, will create opportunities for our brand. Now more than ever, home is a haven, and we are here to help the customer reimagine their homes. We continue to generate business through virtual and in-person appointments and by interacting virtually with our customers through Live Chat online. Our design consultants, are available to work with customers in-store and virtually utilizing technology, including the Ethan Allen inHome augmented reality app, the 3D room planner tool, Skype and FaceTime.

We plan to further invest in our digital footprint, including our website, in order to enhance our customer experience. We are also continually improving our customers’ journey from the time they land on our website to their visit to one of our design centers to the delivery of their purchase via our white glove home delivery service. We view the combination of online traffic and design center traffic in a holistic fashion whereby our customer generally experiences our brand on our website before visiting a design center in person. Our online traffic continues to increase each year and our marketing teams remain focused on enhancing our digital outreach strategies to further drive more traffic and keep our brand relevant in today’s social media oriented world.

We are also making good progress with our new products including Lucy, a mid-century modern inspired upholstery collection that recently launched successfully, and Farmhouse, a country cottage inspired furniture collection that is just now launching in two phases scheduled over the next few months.

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

At June 30, 2020, the fair value of our floating-rate debt obligations outstanding under our revolving credit facility was $50.0 million, which approximated its carrying amount and was determined based on quoted market prices for debt with a similar maturity. It is anticipated that the fair market value of any future debt under the credit facility will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of such debt would be significantly impacted by current market events. The debt bears interest on the outstanding principal amount at a weighted average rate of 1.7%, which is equal to the one-month LIBOR rate plus a spread using a debt leverage pricing grid. During fiscal 2020, we recorded interest expense of $0.5 million on our outstanding debt amounts. We currently do not engage in any interest rate hedging activity and we have no intention of doing so in the foreseeable future. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 100 basis point change (up or down) in the one-month LIBOR rate would result in a $0.5 million change to our annual interest expense.

LIBOR Transition. Our current outstanding borrowing of $50.0 million under our revolving credit facility has an interest rate tied to LIBOR, which is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressure may cause LIBOR to disappear entirely or to perform differently than in the past. It is expected that certain banks will stop reporting information used to set LIBOR at the end of calendar year 2021 when their reporting obligations cease. This will effectively end the usefulness of LIBOR and end its publication. If LIBOR is no longer available, or otherwise at our option, we will pursue alternative interest rate calculations in our Credit Agreement, including the use of the Secured Overnight Financing Rate (SOFR). A number of other alternatives to LIBOR have been proposed or are being developed, but it is not clear which, if any, will be adopted. Any of these alternative methods may result in interest payments that are higher than expected or that do not otherwise correlate over time with the payments that would have been made on such indebtedness for the interest periods if the applicable LIBOR rate was available in its current form.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash and Cash Equivalents. The fair market value of our cash and cash equivalents at June 30, 2020 was $72.3 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. It is anticipated that the fair market value of our cash equivalents will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Because of our investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents have been significantly impacted by current market events.

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

A hypothetical 10% weaker United States dollar against all foreign currencies at June 30, 2020 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and we have no intention of doing so in the foreseeable future.

Duties and Tariffs Market Risk

We are exposed to market risk with respect to duties and tariffs assessed on raw materials, component parts, and finished goods we import into countries where we operate. Additionally, we are exposed to duties and tariffs on our finished goods that we export from our assembly plants to other countries. As these tariffs and duties increase, we determine whether a price increase to our customers to offset these costs is warranted. To the extent that an increase in these costs would have a material impact on our results of operations, we believe that our competitors would experience a similar impact.

Inflation Risk

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our consolidated results of operations and financial condition have been immaterial.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Management’s Report to our Shareholders

Management's Responsibility for Financial Information

Management is responsible for the consistency, integrity and preparation of the information contained in this Annual Report on Form 10-K. The consolidated financial statements and other information contained in this Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America and include necessary judgments and estimates by management.

To fulfill our responsibility, we maintain comprehensive systems of internal control designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with established procedures. The concept of reasonable assurance is based upon recognition that the cost of the controls should not exceed the benefit derived. We believe our systems of internal control provide this reasonable assurance.

The Board of Directors exercised its oversight role with respect to our systems of internal control primarily through its audit committee, which is comprised of independent directors. The committee oversees our systems of internal control, accounting practices, financial reporting and audits to assess whether their quality, integrity, and objectivity are sufficient to protect shareholders' investments.

In addition, our consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, whose report also appears in this Annual Report on Form 10-K.

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

Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of June 30, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and subsidiaries (the Company) as of June 30, 2020 and 2019, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Notes 3 and 6 to the consolidated financial statements, the Company has changed its method of accounting for leases effective July 1, 2019 due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
August 27, 2020

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$72,276	$20,824
Accounts receivable, net	8,092	14,247
Inventories, net	126,101	162,389
Prepaid expenses and other current assets	23,483	18,830
Total current assets	229,952	216,290

Property, plant and equipment, net	236,678	245,246
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	109,342	-
Deferred income taxes	137	2,108
Other assets	1,552	1,579
TOTAL ASSETS	$622,789	$510,351

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$25,595	$34,166
Customer deposits and deferred revenues	64,031	56,714
Accrued compensation and benefits	18,278	22,646
Short-term debt	-	550
Current operating lease liabilities	27,366	-
Other current liabilities	3,708	8,750
Total current liabilities	138,978	122,826
Long-term debt	50,000	516
Operating lease liabilities, long-term	102,111	-
Deferred income taxes	1,074	1,069
Other long-term liabilities	2,562	22,011
TOTAL LIABILITIES	$294,725	$146,422

Commitments and contingencies (See Note 20)

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	$-	$-
Common stock, $0.01 par value; 150,000 shares authorized; 49,053 and 49,049 shares issued; 25,053 and 26,587 shares outstanding at June 30, 2020 and 2019, respectively	491	491
Additional paid-in-capital	378,300	377,913
Treasury stock, at cost: 24,000 and 22,462 shares at June 30, 2020 and 2019, respectively	(680,916)	(656,597)
Retained earnings	638,631	647,710
Accumulated other comprehensive loss	(8,441)	(5,651)
Total Ethan Allen Interiors Inc. shareholders' equity	328,065	363,866
Noncontrolling interests	(1)	63
TOTAL SHAREHOLDERS' EQUITY	328,064	363,929
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$622,789	$510,351

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share data)

	Years ended June 30,
	2020	2019	2018
Net sales	$589,837	$746,684	$766,784
Cost of sales	266,705	337,193	350,820
Gross profit	323,132	409,491	415,964

Selling, general and administrative expenses	311,507	356,880	367,097
Restructuring and other impairment charges, net of gains	(3,019)	18,664	-
Operating income	14,644	33,947	48,867

Interest (expense), net of interest income	(455)	(87)	200
Income before income taxes	14,189	33,860	49,067

Provision for income taxes	5,289	8,162	12,696
Net income	$8,900	$25,698	$36,371

Per share data
Basic earnings per common share:
Net income per basic share	$0.34	$0.96	$1.33
Basic weighted average common shares	26,044	26,695	27,321

Diluted earnings per common share:
Net income per diluted share	$0.34	$0.96	$1.32
Diluted weighted average common shares	26,069	26,751	27,625

Comprehensive income
Net income	$8,900	$25,698	$36,371
Other comprehensive income (loss), net of tax
Foreign curency translation adjustments	(2,790)	520	(2,040)
Other	(64)	(76)	(51)
Other comprehensive income (loss), net of tax	(2,854)	444	(2,091)
Comprehensive income	$6,046	$26,142	$34,280

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended June 30,
	2020	2019	2018
Cash Flows from Operating Activities
Net income	$8,900	$25,698	$36,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,859	19,530	19,831
Share-based compensation expense	334	121	954
Non-cash operating lease cost	31,995	-	-
Deferred income taxes	2,524	(3,511)	(106)
Restructuring and other impairment charges, net of gains	2,407	20,658	-
Restructuring payments	(9,067)	(2,473)	-
Loss on disposal of property, plant and equipment	199	157	201
Other	287	115	(250)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	6,020	(565)	(682)
Inventories, net	33,341	957	(11,876)
Prepaid expenses and other current assets	(2,284)	(2,155)	3,274
Customer deposits and deferred revenue	6,707	(4,924)	(2,444)
Accounts payable and accrued expenses	(7,975)	665	2,718
Accrued compensation and benefits	(1,358)	653	(1,856)
Operating lease liabilities	(34,765)	-	-
Other assets and liabilities	(1,428)	321	(3,638)
Net cash provided by operating activities	52,696	55,247	42,497

Cash Flows from Investing Activities
Proceeds from the disposal of property, plant & equipment	12,423	1	327
Capital expenditures	(15,709)	(9,120)	(12,486)
Acquisitions, net of cash acquired	(1,350)	(534)	(6,287)
Other investing activities	20	153	204
Net cash used in investing activities	(4,616)	(9,500)	(18,242)

Cash Flows from Financing Activities
Borrowings on revolving credit facility	100,000	16,000	-
Payments on borrowings	(50,000)	(16,000)	(13,833)
Repurchases of common stock	(24,319)	(46)	(23,120)
Payment of cash dividends	(21,469)	(46,990)	(29,509)
Other financing activities	(515)	(302)	(429)
Net cash provided by (used in) financing activities	3,697	(47,338)	(66,891)

Effect of exchange rate changes on cash and cash equivalents	(325)	52	(32)
Net increase (decrease) in cash, cash equivalents and restricted cash	51,452	(1,539)	(42,668)
Cash, cash equivalents and restricted cash at beginning of period	20,824	22,363	65,031
Cash, cash equivalents and restricted cash at end of period	$72,276	$20,824	$22,363

Supplemental Disclosure on Cash Flow Information
Cash paid during the year for income taxes, net of refunds	$6,006	$13,339	$14,305
Cash paid during the year for interest	$538	$306	$177

Supplemental Disclosure on Non-Cash Information
Non-cash financing lease obligations incurred	$87	$-	$1,442
Dividends declared, not paid	$-	$5,075	$5,065

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2017	48,980	$490	$377,550	21,533	$(635,179)	$(4,131)	$661,976	$190	$400,896
Net income	-	-	-	-	-	-	36,371	-	36,371
Common stock issued on share-based awards	9	-	193	-	-	-	-	-	193
Share-based compensation expense	-	-	954	-	-	-	-	-	954
Purchase and retirement of common stock	-	-	(1,747)	927	(21,372)	-	-	-	(23,119)
Cash dividends declared	-	-	-	-	-	-	(29,334)	-	(29,334)
Other comprehensive income (loss)	-	-	-	-	-	(2,040)	-	(51)	(2,091)
Balance at June 30, 2018	48,989	$490	$376,950	22,460	$(656,551)	$(6,171)	$669,013	$139	$383,870
Net income	-	-	-	-	-	-	25,698	-	25,698
Common stock issued on share-based awards	52	1	842	-	-	-	-	-	843
Share-based compensation expense	-	-	121	-	-	-	-	-	121
Restricted stock vesting	8	-	-	2	(46)	-	-	-	(46)
Cash dividends declared	-	-	-	-	-	-	(47,001)	-	(47,001)
Other comprehensive income (loss)	-	-	-	-	-	520	-	(76)	444
Balance at June 30, 2019	49,049	$491	$377,913	22,462	$(656,597)	$(5,651)	$647,710	$63	$363,929
Net income	-	-	-	-	-	-	8,900	-	8,900
Common stock issued on share-based awards	4	-	53	-	-	-	-	-	53
Share-based compensation expense	-	-	334	-	-	-	-	-	334
Impact of ASU 2016-02 adoption, net of tax	-	-	-	-	-	-	(1,585)	-	(1,585)
Purchase and retirement of common stock	-	-	-	1,538	(24,319)	-	-	-	(24,319)
Cash dividends declared	-	-	-	-	-	-	(16,394)	-	(16,394)
Other comprehensive income (loss)	-	-	-	-	-	(2,790)	-	(64)	(2,854)
Balance at June 30, 2020	49,053	$491	$378,300	24,000	$(680,916)	$(8,441)	$638,631	$(1)	$328,064

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Business

Founded in 1932 and incorporated in Delaware in 1989, Ethan Allen Interiors Inc., through its wholly-owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, “we,” “us,” “our,” “Ethan Allen” or the “Company”), is a leading interior design company, manufacturer and retailer in the home furnishings marketplace. Today we are a global luxury international home fashion brand that is vertically integrated from design through delivery, which affords our customers a value proposition of style, quality and price. We provide complimentary interior design service to our customers and sell a full range of furniture products and decorative accents through a retail network of approximately 300 design centers in the United States and abroad as well as online at ethanallen.com. The design centers represent a mix of independent licensees and Company-owned and operated locations. As of June 30, 2020, our Company operates 144 retail design centers, with 138 located in the United States and the remaining six in Canada. The majority of the independently operated design centers are in Asia, with the remaining independently operated design centers located throughout the United States, the Middle East and Europe. We also own and operate nine manufacturing facilities including six manufacturing plants in the United States, two manufacturing plants in Mexico and one manufacturing plant in Honduras.

(2)	Basis of Presentation

Principles of Consolidation. Ethan Allen conducts business globally and has strategically aligned its business into two reportable segments: Wholesale and Retail. These two segments represent strategic business areas of our vertically integrated enterprise that operate separately and provide their own distinctive services. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Our consolidated financial statements also include the accounts of an entity in which we are a majority shareholder with the power to direct the activities that most significantly impact the entity’s performance. Noncontrolling interest amounts in the entity are immaterial and included in the Consolidated Statements of Comprehensive Income within Interest (expense), net of interest income. All intercompany activity and balances have been eliminated from the consolidated financial statements.

Use of Estimates. We prepare our consolidated financial statements in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. Areas in which significant estimates have been made include, but are not limited to, goodwill and indefinite-lived intangible asset impairment analyses, useful lives for property, plant and equipment, inventory obsolescence, lease accounting, business insurance reserves, tax valuation allowances and the evaluation of uncertain tax positions.

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

Cash and Cash Equivalents

Cash and short-term, highly liquid investments with original maturities of three months or less are considered cash and cash equivalents and are reported at fair value. Our corporate money market funds are readily convertible into cash and the net asset value of each fund on the last day of the month is used to determine its fair value. We invest excess cash in money market accounts and short-term commercial paper. As of June 30, 2020 and 2019, we had no restricted cash on hand.

We maintain our cash and cash equivalent accounts in financial institutions in both U.S. dollar and Canadian dollar denominations. Accounts at the U.S. institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 and accounts at the Canadian institutions are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000 Canadian dollars. As of June 30, 2020 and 2019, and at various times throughout these fiscal years, we had cash in financial institutions in excess of the amount insured by the FDIC and CDIC. We perform ongoing evaluations of these institutions to limit our concentration of credit risk.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Accounts Receivable

Accounts receivable arise from the sale of products on trade credit terms and is presented net of allowance for doubtful accounts. We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. On a monthly basis, we review all significant accounts as to their past due balances, as well as collectability of the outstanding trade accounts receivable for possible write-off. It is our policy to write-off the accounts receivable against the allowance account when we deem the receivable to be uncollectible. Additionally, we review orders from retailers that are significantly past due, and we ship product only when our ability to collect payment from our customer for the new order is probable. At June 30, 2020 and 2019, the allowance for doubtful accounts was immaterial.

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

Retirement or dispositions of long-lived assets are recorded based on carrying value and proceeds received. Any resulting gains or losses are recorded as a component of operating expenses.

Property, plant and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. For further discussion regarding impairments refer to the Impairment of Long-Lived Assets accounting policy below.

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

Upon designation as an asset held for sale, the carrying value of the asset is recorded at the lower of its carrying value or its estimated fair value less estimated costs to sell, and the Company ceases depreciating the asset. As of June 30, 2020 and 2019, we did not have any assets held for sale.

Impairment of Long-Lived Assets

We review the carrying value of our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Our assessment of recoverability is based on our best estimates using either quoted market prices or an analysis of the undiscounted projected future cash flows by asset groups in order to determine if there is any indicator of impairment requiring us to further assess the fair value of our long-lived assets. If the sum of the estimated undiscounted future cash flows related to the asset is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis of the assets. Our asset groups consist of our operating segments within our Wholesale reportable segment, each of our retail design centers and other corporate assets. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail segment is the individual retail design center and for our wholesale segment is the manufacturing plant level. We estimate future cash flows based on design center-level historical results, current trends, third-party appraisals and operating and cash flow projections. Our estimates are subject to uncertainty and may be affected by a number of factors outside our control, including general economic conditions and the competitive environment. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates. Our retail segment recorded an impairment of long-lived assets held at various retail design centers of $5.2 million and $9.9 million, respectively, during fiscal 2020 and 2019. There were no impairments during fiscal 2018. Refer to Note 10, Restructuring and Impairment Activities, for further disclosure on the long-lived asset impairment.

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

We are required to test goodwill and indefinite-lived intangibles for potential impairment annually, or more frequently if impairment indicators occur. Goodwill and other indefinite-lived intangible assets are evaluated for impairment on an annual basis during the fourth quarter of each fiscal year, and between annual tests whenever events or circumstances indicate that the carrying value of the goodwill or other intangible asset may exceed its fair value.

Goodwill. When testing goodwill for impairment, we may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment for some or all of our reporting units and determine whether the carrying value exceeds the fair value using a quantitative assessment, as described below. We have two reporting units; wholesale and retail, which are consistent with our reportable operating segments. Only our wholesale reporting unit has goodwill remaining at June 30, 2020. We performed an interim quantitative impairment assessment of goodwill and intangible assets during the third quarter of fiscal 2020 due to significant adverse changes in the business climate from the COVID-19 health crisis, including a significant decrease in wholesale net sales coupled with a meaningful decline in our stock price. Based on the Company’s interim quantitative assessment performed as of March 31, 2020, the fair value of the wholesale reporting unit exceeded its related carrying value by approximately 25%, thus no impairment of goodwill as of March 31, 2020.

Other Indefinite-Lived Intangible Assets (trade name). The fair value of our trade name, which is the Company’s only indefinite-lived intangible asset other than goodwill, is assessed annually in the fourth quarter and may be reviewed more frequently if indicators of impairment are present. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. The fair value of our trade name was reviewed as of March 31, 2020 for impairment based on the significant adverse changes in the business climate from the COVID-19 health crisis. We performed the interim trade name impairment test and concluded that its fair value substantially exceeded the carrying value as of March 31, 2020, thus no impairment.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities and long-term operating lease liabilities in our consolidated balance sheets. Finance leases are included in property, plant and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Lease concessions, in the form of rent deferrals and/or abatements, related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the landlord or the obligations of the Company are accounted for as if no changes to the lease contract were made. Under this accounting, we have reflected rent deferrals within our Accounts payable and accrued expenses in our consolidated balance sheet and recognized expense within our consolidated statement of comprehensive income. Rent abatements have been reflected as variable lease payments. During the fourth quarter of fiscal 2020, we received a total of $2.7 million in retail design center rent deferrals and abatements related to the effects of COVID-19.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

See Note 6, Leases, for further lease accounting details.

Customer Deposits and Deferred Revenue

In many cases we receive deposits from customers before we have transferred control of our product to our customers, resulting in contract liabilities. These customer deposits are reported as a current liability in Customer deposits and deferred revenue on our consolidated balance sheets. At June 30, 2020, we had customer deposits of $62.6 million compared with $56.7 million a year ago. During fiscal 2020, we recognized $55.0 million of revenue related to our contract liabilities as of June 30, 2019.

During the second quarter of fiscal 2020, we launched a marketing program featuring a membership, which for a $100 annual fee, offers special members-only pricing, free shipping and white glove in-home delivery, and in our United States design centers, access to preferred financing plans. New membership fees were recorded as deferred revenue when collected from customers and recognized as revenue on a straight-line basis over the membership period of one year. These non-refundable fees are initially reported as a current liability in Customer deposits and deferred revenue on our consolidated balance sheet while recognized revenue is reported within Net sales on our consolidated statement of comprehensive income. At June 30, 2020, we had $1.4 million of deferred membership revenue on our consolidated balance sheet. During fiscal 2020, we recognized $2.0 million of revenue related to the membership program. We stopped marketing the membership program during the third quarter of fiscal 2020.

We expect that substantially all of the customer deposits and deferred membership fees as of June 30, 2020 will be recognized as revenue within the next twelve months as the performance obligations are satisfied.

Deferred Financing Fees

Deferred financing fees related to our revolving credit facility are included in Prepaid expenses and other current assets (current portion) and Other assets (non-current portion) on our consolidated balance sheets and amortized utilizing the effective interest method. Such amortization is included in Interest (expense), net of interest income on the consolidated statements of comprehensive income.

Insurance

The Company maintains insurance coverage for significant exposures, as well as those risks that, by law, must be insured. In the case of the Company’s health care coverage for employees, the Company has an insurance program related to claims filed. Expenses related to this insured program are computed on an actuarial basis, based on claims experience, regulatory requirements, an estimate of claims incurred but not yet reported (“IBNR”) and other relevant factors. The projections involved in this process are subject to uncertainty related to the timing and amount of claims filed, levels of IBNR, fluctuations in health care costs and changes to regulatory requirements. The Company had liabilities of $2.2 million and $2.5 million related to health care coverage as of June 30, 2020 and 2019, respectively.

We also carry workers’ compensation insurance subject to a deductible amount for which the Company is responsible on each claim. The Company had liabilities of $5.2 and $6.0 million related to workers’ compensation claims, primarily for claims that do not meet the per-incident deductible, as of June 30, 2020 and 2019, respectively.

Fair Value of Financial Instruments

Because of their short-term nature, the carrying value of our cash and cash equivalents, receivables and payables, and customer deposit liabilities approximates fair value. The fair value of our long-term debt was $50 million as of June 30, 2020, which we believe approximates the carrying amount as the terms and interest rate approximate market rates given its floating interest rate basis.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Revenue Recognition

We adopted  ASU 2014-09, Revenue from Contracts with Customers (Topic 606) using the cumulative effect approach, which required us to apply the new guidance retrospectively to revenue transactions completed on or after July 1, 2018.

Our reported revenue (net sales) consist substantially of product sales. We report product sales net of discounts and recognize them at the point in time when control transfers to the customer. For sales to our customers in our wholesale segment, control typically transfers when the product is shipped. The majority of our shipping agreements are freight-on-board shipping point and risk of loss transfers to our wholesale customer once the product is out of our control. Accordingly, revenue is recognized for product shipments on third-party carriers at the point in time that our product is loaded onto the third-party container or truck. For sales in our retail segment, control generally transfers upon delivery to the customer.

Our practice has been to sell our products at the same delivered cost to all retailers and customers nationwide, regardless of shipping point. Costs incurred by the Company to deliver finished goods are expensed and recorded in selling, general and administrative expenses. We recognize shipping and handling expense as fulfillment activities (rather than as a promised good or service) when the activities are performed even if those activities are performed after the control of the good has been transferred. Accordingly, we record the expenses for shipping and handling activities at the same time we recognize net sales. Shipping and handling costs amounted to $64.4 million in fiscal year 2020, $75.6 million for fiscal 2019 and $73.6 million in fiscal 2018.

We exclude from the measurement of the transaction price all taxes imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes). Sales taxes collected is not recognized as revenue but is included in Accounts payable and accrued expenses on the consolidated balance sheets as it is ultimately remitted to governmental authorities.

Estimated refunds for returns and allowances are based on our historical return patterns. We record these estimated sales refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At June 30, 2020 and June 30, 2019, these amounts were immaterial.

We capitalize commission fees paid to our associates as contract assets within Prepaid expenses and other current assets on our consolidated balance sheets. These prepaid commissions are subsequently recognized as a selling expense upon delivery (when we have transferred control of our product to our customer). At June 30, 2020, we had prepaid commissions of $9.0 million, which we expect to recognize to selling expense in the next six months. Prepaid commissions totaled $8.0 million at June 30, 2019, which were fully recognized in selling expenses during fiscal 2020.

We have elected the practical expedient permitted in ASC 606-10-32-18, which allows an entity to recognize the promised amount of consideration without adjusting for the effects of a significant financing component if the contract has a duration of one year or less. As our contracts typically are less than one year in length and do not have significant financing components, we have not adjusted consideration.

Cost of Sales

Our cost of sales consist primarily of the cost to manufacture or purchase our merchandise (i.e. direct material, labor and overhead costs) as well as inspection, internal transfer, in-bound freight and warehousing costs.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses include the costs of selling our products and other general and administrative costs. Selling expenses are primarily composed of shipping and handling costs, commissions, advertising, warranty, and compensation and benefits of employees performing various sales functions. Occupancy costs, depreciation, compensation and benefit costs for administration employees and other administrative costs are included in SG&A. All store pre-opening costs are included in SG&A expenses and are expensed as incurred.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Advertising Costs

Advertising expenses primarily represent the costs associated with our direct mailings, national television spots, on-air radio, digital marketing and other mediums. Our total advertising costs were $29.1 million in fiscal year 2020, $30.5 million in fiscal year 2019 and $43.3 million in fiscal year 2018. These amounts include advertising media expenses, outside and inside agency expenses, certain website related fees and photo and video production. Advertising costs from our direct mailers are expensed when provided to the carrier for distribution. Website, print and other advertising expenses, which include e-commerce advertising, web creative content, national television and direct marketing activities such as print media and radio, are expensed as incurred or upon the release of the content or the initial advertisement. Prepaid advertising costs were immaterial at June 30, 2020 and 2019, respectively.

Acquisitions

From time to time we acquire design centers from our independent retailers in arms-length transactions. We record these acquisitions using the acquisition method of accounting. All of the assets acquired, liabilities assumed, contractual contingencies and contingent consideration are recognized at their fair value on the acquisition date. Cash paid to acquire design centers during fiscal 2020, 2019 and 2018 was $1.5 million, $0.5 million and $6.3 million, respectively. Acquisition-related expenses are recognized separately and expensed as incurred.

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

We estimate, as of the date of grant, the fair value of non-performance based restricted stock units awarded using a discounted cash flow model, which requires management to make certain assumptions with respect to model inputs including anticipated future dividends not paid during the restriction period, and a discount for lack of marketability for a one-year holding period after vesting. We account for these restricted stock units as equity-based awards because when they vest, they will be settled in shares of our common stock.

We estimate, as of the date of grant, the fair value of performance units with a discounted cash flow model, using as model inputs the risk-free rate of return as the discount rate, dividend yield for dividends not paid during the restriction period, and a discount for lack of marketability for a one-year post-vest holding period. The lack of marketability discount used is the present value of a future put option using the Chaffe model. Performance units require management to make assumptions regarding the likelihood of achieving Company performance targets on a quarterly basis. The number of performance units that vest will be predicated on the Company achieving certain performance levels. A change in the financial performance levels the Company achieves could result in changes to our current estimate of the vesting percentage and related share-based compensation.

As share-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based primarily on historical experience. Windfall tax benefits, defined as tax deductions that exceed recorded share-based compensation, are classified as cash inflows from operating activities. The value of the portion of the equity-based awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of income.

Earnings Per Share

We compute basic earnings per share (“EPS”) by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated similarly, except that the weighted average outstanding shares are adjusted to include the effects of converting all potentially dilutive share-based awards issued under our employee stock plans. The number of potential common shares outstanding are determined in accordance with the treasury stock method to the extent they are dilutive. For the purpose of calculating EPS, common shares outstanding include common shares issuable upon the exercise of outstanding share-based compensation awards. Under the treasury stock method, the exercise price paid by the optionee and future share-based compensation expense that the Company has not yet recognized are assumed to be used to repurchase shares.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Foreign Currency Translation

The functional currency of each Company-operated foreign location is the respective local currency. Assets and liabilities are translated into U.S. dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred. Resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) within shareholders’ equity.

Treasury Stock

The Company accounts for repurchased common stock on a trade date basis under the cost method and includes such treasury stock as a component of its shareholders’ equity. We account for the formal retirement of treasury stock by deducting its par value from common stock, reducing additional paid-in capital (“APIC”) by the average amount recorded in APIC when the stock was originally issued and any remaining excess of cost deducted from retained earnings.

Recent Accounting Pronouncements

As of the beginning of fiscal 2020, we implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board (“FASB”) that were in effect.

New Accounting Standards or Updates Adopted in fiscal 2020

Leases. In February 2016, the FASB issued accounting standards update (“ASU”) 2016-02, Leases (Topic 842), an update related to accounting for leases. This standard requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity's leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted. In July 2018, the FASB approved an amendment to the new guidance that allows companies the option of using the effective date of the new standard as the initial application (at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period) and to recognize the effects of applying the new ASU as a cumulative effect adjustment to the opening balance sheet or retained earnings.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Recent Accounting Standards or Updates Not Yet Effective

Credit Losses of Financial Instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, an update that requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This accounting standards update will be effective for us beginning in the first quarter of fiscal 2021 and we do not expect the adoption to have a material impact on our consolidated financial statements.

Implementation Costs in a Cloud Computing Arrangement. In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, an update related to a client’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance aligns the requirements for capitalizing implementation costs in a cloud computing service contract with the guidance for capitalizing implementation costs to develop or obtain internal-use software. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. This accounting standards update will be effective for us beginning in the first quarter of fiscal 2021 and we do not expect the adoption to have a material impact on our consolidated financial statements.

Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, an update intended to simplify various aspects related to accounting for income taxes. This guidance removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This accounting standards update will be effective for us beginning in the first quarter of fiscal 2022, with early adoption permitted. We are currently evaluating the impact of this accounting standards update, but do not expect the adoption to have a material impact on our consolidated financial statements.

Reference Rate Reform on Financial Reporting. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, an update that provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This accounting standards update is intended to ease the process of migrating away from LIBOR to new reference rates and will be effective for us beginning in the first quarter of fiscal 2021. We do not expect the adoption to have a material impact on our consolidated financial statements.

No other new accounting pronouncements issued or effective as of June 30, 2020 have had or are expected to have an impact on our consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(4)	Revenue Recognition

The following table disaggregates our net sales by product category by segment for fiscal 2020:

(Amounts in thousands)	Wholesale	Retail	Total
Upholstery	$164,059	$213,903	$377,962
Case goods	115,040	129,839	244,879
Accents	61,405	102,994	164,399
Other	(2,556)	16,064	13,508
Total before intercompany eliminations	$337,948	$462,800	800,748
Intercompany eliminations			(210,911)
Consolidated net sales			$589,837

The following table disaggregates our net sales by product category by segment for fiscal 2019:

(Amounts in thousands)	Wholesale	Retail	Total
Upholstery	$216,460	$263,744	$480,204
Case goods	151,999	172,293	324,292
Accents	77,978	130,325	208,303
Other	(4,886)	23,467	18,581
Total before intercompany eliminations	$441,551	$589,829	1,031,380
Intercompany eliminations			(284,696)
Consolidated net sales			$746,684

The following table disaggregates our net sales by product category by segment for fiscal 2018:

(Amounts in thousands)	Wholesale	Retail	Total
Upholstery	$243,511	$270,050	$513,561
Case goods	154,170	170,513	324,683
Accents	82,870	125,968	208,838
Other	(4,820)	20,971	16,151
Total before intercompany eliminations	$475,731	$587,502	1,063,233
Intercompany eliminations			(296,449)
Consolidated net sales			$766,784

●	Upholstery furniture includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.

●	Case goods furniture includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture, and wooden accents.

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

●	Intercompany eliminations represent the elimination of all intercompany wholesale segment sales to the retail segment during the period presented.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(5)	Fair Value Measurements

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

Fair Value Hierarchy. The accounting guidance for fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value based on the reliability of inputs. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels. We have categorized our cash equivalents as Level 1 assets within the fair value hierarchy as there are quoted prices in active markets for identical assets or liabilities. As the interest rate on our long-term debt is a variable rate, adjusted based on market conditions, it approximates the current market-rate for similar instruments available to companies with comparable credit quality and maturity, and therefore, our long-term debt is categorized as a Level 2 liability in the fair value hierarchy. There were no Level 3 assets or liabilities held by the Company as of June 30, 2020 and 2019.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. We measure certain assets at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. With the exception of the $5.2 million retail asset impairment charge, we did not record any additional other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis during fiscal 2020. In addition, we did not hold any available-for-sale securities during fiscal 2020 and 2019, thus no fair value measurements were required. Refer to Note 10, Restructuring and Impairment Activities, for further disclosure of the retail impairment charge.

Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only. As of June 30, 2020 the fair value of our long-term debt was $50.0 million, which approximated its carrying amount given the application of a floating interest rate equal to the monthly LIBOR rate plus a spread using a debt leverage pricing grid.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

The Company's lease terms and discount rates are as follows:

June 30, 2020
Weighted-average remaining lease term (in years)
Operating leases	6.6
Financing leases	1.6
Weighted-average discount rate
Operating leases	4.2%
Financing leases	4.4%

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

	Statement of Comprehensive Income Location	Twelve months ended June 30, 2020
Operating lease cost	Selling, general and administrative (“SG&A”)	$31,995
Financing lease cost:
Depreciation of property	SG&A	596
Interest on lease liabilities	Interest income, net of interest (expense)	30
Short-term lease cost	SG&A	1,215
Variable lease cost(1)	SG&A	9,457
Less: Sublease income	SG&A	(2,181)
Total lease expense		$41,112

(1)	Variable lease payments include index-based changes in rent, maintenance, real estate taxes, insurance and other charges included in the lease.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

For the twelve months ended June 30, 2019, operating lease rent expense as reported within SG&A was $32.4 million, net of sublease rental income of $2.1 million.

The following table discloses the operating and financing lease assets and liabilities recognized within our consolidated balance sheet as of June 30, 2020 (in thousands):

	Consolidated Balance Sheet Location	June 30, 2020
Assets
Operating leases	Operating lease right-of-use assets (non-current)	$109,342
Financing leases	Property, plant and equipment, net	590
Total lease assets		$109,932

Liabilities
Current:
Operating leases	Current operating lease liabilities	$27,366
Financing leases	Other current liabilities	464
Noncurrent:
Operating leases	Operating lease liabilities, long-term	102,111
Financing leases	Other long-term liabilities	121
Total lease liabilities		$130,062

The ROU assets by segment are as follows as of June 30, 2020 (in thousands):

Retail	$109,395
Wholesale	537
Total ROU assets	$109,932

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of June 30, 2020 (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2021	$32,136	$464
2022	27,701	72
2023	21,327	39
2024	16,463	19
2025	12,913	8
Thereafter	39,120	-
Total undiscounted future minimum lease payments	149,660	602
Less: imputed interest	(20,183)	(17)
Total present value of lease obligations(1)	$129,477	$585

(1) Excludes future commitments under short-term lease agreements of $0.6 million as of June 30, 2020.

As of June 30, 2020, we have entered into one additional operating lease for a design center relocation, which has not yet commenced and is therefore not part of the table above nor included in the lease right-of-use assets and liabilities. The lease will commence when we obtain possession of the underlying leased asset which is expected to be during the first half of fiscal 2021. The lease is for a period of ten years and has aggregate undiscounted future rent payments of $3.2 million.

At June 30, 2020, we did not have any financing leases that had not commenced.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Other information for our leases is as follows (in thousands):

Twelve months ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$34,765
Operating cash flows from financing leases	$568
Operating lease assets obtained in exchange for new operating lease liabilities	$18,218

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

(7)	Inventories

Inventories at June 30, 2020 and 2019 are summarized as follows (in thousands):

	2020	2019

Finished goods	$97,718	$128,047
Work in process	9,589	9,185
Raw materials	21,343	26,661
Inventory reserve	(2,549)	(1,504)
Inventories, net	$126,101	$162,389

(8)	Property, Plant and Equipment

Property, plant and equipment at June 30, 2020 and 2019 are summarized as follows (in thousands):

	2020	2019

Land and improvements	$83,081	$83,343
Building and improvements	361,324	384,641
Machinery and equipment	122,157	123,396
Property, plant and equipment, gross	566,562	591,380
Less: accumulated depreciation and amortization	(329,884)	(346,134)
Property, plant and equipment, net	$236,678	$245,246

We recorded depreciation expense of $16.9 million, $19.5 million and $19.8 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(9)	Goodwill and Other Intangible Assets

Our goodwill and intangible assets are comprised of goodwill, which represents the excess of cost over the fair value of net assets acquired, and our Ethan Allen trade name and related trademarks. Both goodwill and indefinite-lived intangible assets are not amortized as they are estimated to have an indefinite life. At both June 30, 2020 and 2019, we had $25.4 million of goodwill and $19.7 million of other indefinite-lived intangible assets, all of which is in our wholesale segment.

We test our wholesale goodwill and indefinite-lived intangibles for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. Due to the economic conditions during the third quarter of fiscal 2020 as a result of the COVID-19 pandemic, we determined that an impairment triggering event occurred, which required an interim quantitative impairment assessment of goodwill and intangible assets. Based on the Company’s interim quantitative assessment performed as of March 31, 2020, the fair value of the wholesale reporting unit exceeded our related carrying value by approximately 25%, thus no impairment of goodwill. We also performed our annual qualitative goodwill impairment test during the fourth quarter of fiscal 2020, consistent with the timing of previous years, and concluded their remained no impairment.

The fair value of our trade name, which is the Company’s only indefinite-lived intangible asset other than goodwill, was also reviewed as of March 31, 2020 for impairment. We performed the interim trade name impairment test and concluded that its fair value substantially exceeded the carrying value as of March 31, 2020, thus no impairment. We also performed our annual trade name impairment test during the fourth quarter of fiscal 2020, consistent with the timing of previous years, and concluded that there was no impairment.

If the market valuation of our common shares or operating results within the wholesale reporting unit significantly decline beyond current levels, we may again need to conduct an evaluation of the fair value of our goodwill and trade name, which may result in an impairment charge.

(10)	Restructuring and Impairment Activities

Summary of Restructuring, Impairments and Other related charges (gains)

Restructuring, impairment and other related costs incurred during fiscal 2020 and 2019 were as follows (in thousands):

	Fiscal 2020	Fiscal 2019
Optimization of manufacturing and logistics	$829	$6,330
Gain on sale of Passaic property	(11,497)	-
Impairment of long-lived assets (retail)	5,171	9,913
Lease exit costs (remaining lease obligations)	2,372	2,662
Other charges (income)	106	(241)
Total Restructuring and other impairment charges, net of gains	$(3,019)	$18,664

Manufacturing overhead costs(1)	1,319	866
Inventory write-downs(1)	4,107	1,128
Total	$2,407	$20,658

(1)	Manufacturing overhead costs and inventory write-downs are reported within Cost of Sales in the consolidated statements of comprehensive income.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Restructuring and Other Related Charges Rollforward

The Company’s restructuring activity is summarized in the table below (in thousands):

		Fiscal 2020 Activity
Optimization of Manufacturing and Logistics	Balance June 30, 2019	New Charges (Income)	Non-Cash	(Payments) Receipts	Balance June 30, 2020
Employee severance, other payroll and benefit costs	$1,714	$777	$23	$(2,468)	$-
Manufacturing overhead costs	-	1,319	-	(1,319)	-
Sale of Passic property	-	(11,497)	245	11,742	-
Sale of other property, plant and equipment	-	(675)	-	675	-
Other exit costs	-	727	(522)	(1,249)	-
Sub-total	1,714	(9,349)	(254)	7,381	-

Retail Design Center Impairment
Impairment of long-lived assets	-	5,171	5,171	-	-

Other Restructuring and Impairment Charges
Inventory write-downs	-	4,107	4,107	-	-
Lease exit costs (remaining lease rentals)	3,145	2,372	1,847	(3,760)	(90	) (1)
Other charges (income)	224	106	-	(271)	59	(2)
Sub-total	3,369	6,585	5,954	(4,031)	(31)

Total Restructuring and other impairment activities	$5,083	$2,407	$10,871	$3,350	$(31)

(1)

The previously recorded vacant space liability as of June 30, 2019 was reclassified from Accounts payable and accrued expenses and Other long-term liabilities to Operating lease right-of-use assets upon the adoption of ASU 2016-02, which requires all right-of-use assets to be measured net of any Topic 420 lease liabilities. The remaining balance as of June 30, 2020 represents a refundable escrow deposit paid in connection with a lease exit and is recorded within Prepaid expenses and other current assets.

(2)	The remaining balance from the other charges (income) as of June 30, 2020 is recorded within Accounts payable and accrued expenses and is expected to be paid out during the first half of fiscal 2021.

Optimization of Manufacturing and Logistics

During the fourth quarter of fiscal 2019, we initiated restructuring plans to consolidate our manufacturing and logistics operations as part of an overall strategy to maximize production efficiencies and maintain our competitive advantage. As of June 30, 2019, we permanently ceased operations at our Passaic, New Jersey property and ceased using most of our Old Fort, North Carolina case goods manufacturing operations, which we transferred to our other existing case goods operations.

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

As these optimization plans were initiated in the prior year, we recorded fiscal 2019 pre-tax restructuring, impairment, and other related charges totaling $8.3 million, consisting of $3.1 million in impairments of long-lived assets, $2.8 million in employee severance and other payroll and benefit costs, $2.0 million in inventory write-downs and manufacturing variances and $0.4 million of other associated costs, including freight and relocation expenses. The inventory write-downs and abnormal manufacturing overhead variances of $2.0 million were recorded within Cost of Sales with the remaining $6.3 million recorded within the line item Restructuring and other impairment charges, net of gains in the consolidated statement of comprehensive income.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retail Design Center Long-Lived Assets Impairment

We recorded a non-cash impairment charge of $5.2 million during fiscal 2020 related to the impairment of long-lived assets held at certain retail design center locations. Of this total, we recorded $4.8 million during the fourth quarter of fiscal 2020 due to retail segment operating losses driven by the negative economic impacts from COVID-19 and softened customer demand. The asset group used in the impairment analysis, which represented the lowest level for which identifiable cash flows were available and largely independent of the cash flows of other groups of assets, was the individual retail design center. We estimated future cash flows based on design center-level historical results, current trends, and operating and cash flow projections. The fiscal 2020 impairment charge of $5.2 million was recorded in the consolidated statement of comprehensive income within the line item Restructuring and other impairment charges, net of gains.

In the year ago fourth quarter, we recorded a non-cash impairment charge of $9.9 million related to the impairment of long-lived assets held at certain retail design center locations. Due to the fiscal 2019 organizational realignment, we identified this as a triggering event requiring assessment of recoverability. The asset group used in the impairment analysis was the individual retail design center. The impairment charge of $9.9 million was recorded in the consolidated statement of comprehensive income within the line item Restructuring and other impairment charges, net of gains.

Inventory Write-downs

During fiscal 2020 we recorded a non-cash charge of $4.1 million related to the write-down and disposal of certain slow moving and discontinued inventory items, which was due to actual demand and forecasted market conditions for these inventory items being less favorable than originally estimated. Of the total inventory write-down, $3.5 million related to slow moving finished goods with the remaining $0.6 million consisting of raw materials that were disposed. The non-cash inventory write-down was recorded in the consolidated statement of comprehensive income within the line item Cost of Sales.

Lease Exit Costs

During fiscal 2020 we recorded $2.4 million of restructuring charges within our retail segment related to the remaining contractual obligations under leased retail space that we exited during our fiscal fourth quarter. During April 2020, we entered into an amendment to an existing rental lease, whereby we would return the space back to the landlord effective May 31, 2020 in lieu of termination payments totaling $3.4 million. Partially offsetting these cash payments was a non-cash credit of $1.0 million due to the write-off of the related lease liability, net of the ROU asset. The net pre-tax charge of $2.4 million was recorded in the consolidated statement of comprehensive income within the line item Restructuring and other impairment charges, net of gains.

During fiscal 2019 we recorded $2.7 million of charges primarily related to remaining contractual obligations under leased retail design center space for which we ceased using as of June 30, 2019. The amount of the charge was equal to all costs that will continue to be incurred under our lease for its remaining term without economic benefit and measured at fair value when we ceased using the right conveyed by the contract. The pre-tax charge was recorded in the consolidated statement of comprehensive income within the line item Restructuring and other impairment charges, net of gains.

(11)	Debt

Total debt obligations at June 30, 2020 and 2019 consist of the following (in thousands):

	2020	2019
Borrowings under revolving credit facility	$50,000	$-
Capital leases(1)	-	1,066
Total debt	50,000	1,066
Less current maturities	-	550
Total long-term debt	$50,000	$516

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

Borrowings under the Facility

On March 23, 2020, we provided notice to the administrative agent under the Credit Agreement to borrow a principal amount of $80 million under the Facility. Subsequently, on March 30, 2020, we borrowed an additional $20 million, bringing our aggregate borrowings to $100 million under the Facility as of March 31, 2020. We subsequently repaid $50.0 million during our fiscal fourth quarter using available cash on hand, leaving $50.0 million of outstanding borrowings on our balance sheet as of June 30, 2020. The borrowings bear a weighted average interest rate of 1.7%, which is equal to the one-month LIBOR rate plus a spread using a debt leverage pricing grid. Interest on the borrowings outstanding is payable monthly in arrears and the principal balance is payable on the maturity date of December 21, 2023. The outstanding borrowings of $50 million are reported as Long-term debt within the consolidated balance sheet at June 30, 2020. For the twelve months ended June 30, 2020 and 2019, we recorded interest expense of $0.5 million, respectively, on our outstanding debt.

The fair value of our long-term debt was $50 million as of June 30, 2020, which we believe approximates the carrying amount as the terms and interest rate approximate market rates given its floating interest rate basis.

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

At June 30, 2020 and 2019, there was $5.8 million and $6.1 million, respectively, of standby letters of credit outstanding under the Facility. Total borrowing base availability under the Facility was $58.9 million at June 30, 2020 and $158.9 million at June 30, 2019. At both June 30, 2020 and 2019, we were in compliance with all the covenants under the Facility.

(12)	Other Long-term Liabilities

The following table summarizes the nature of the amounts within Other long-term liabilities at June 30, 2020 and 2019 (in thousands):

	2020	2019

Deferred rent	$-	$16,873
Unrecognized tax benefits	1,487	1,616
Accrued lease exit costs	-	2,089
Other long-term liabilities	1,075	1,433
Other long-term liabilities	$2,562	$22,011

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(13)	Income Taxes

Income tax expense consists of the following components for the fiscal years ended June 30 (in thousands):

	2020	2019	2018
Current:
Federal	$2,432	$10,132	$10,289
State	8	1,237	1,689
Foreign	325	304	824
Total current	2,765	11,673	12,802
Deferred:
Federal	181	(3,091)	174
State	2,368	(381)	(124)
Foreign	(25)	(39)	(156)
Total deferred	2,524	(3,511)	(106)
Total Income tax expense	$5,289	$8,162	$12,696

The following is a reconciliation of our effective tax rate to the U.S. federal income tax rate for the fiscal years ended June 30 (in thousands):

	2020		2019		2018

Expected income tax expense at U.S. federal income tax rate	$2,980	21.0%	$7,111	21.0%	$13,739	28.0%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	159	1.1%	737	2.2%	1,263	2.6%
Change in valuation allowance	2,534	17.9%	602	1.8%	42	0.1%
Remeasurement of deferred taxes for changes in statutory U.S. tax rate	-	0.0%	-	0.0%	(2,651)	-5.4%
Section 199 Qualified Production Activities deduction	-	0.0%	-	0.0%	(678)	-1.4%
Section 250 Foreign Derived Intangible Income deduction	-	0.0%	(161)	-0.5%	-	0.0%
Unrecognized tax benefits	(215)	-1.5%	26	0.1%	55	0.1%
Stock-based compensation - forfeitures and exercises	17	0.1%	184	0.5%	570	1.2%
Other, net	(186)	-1.3%	(337)	-1.0%	356	0.7%
Actual income tax expense (and corresponding effective tax rate)	$5,289	37.3%	$8,162	24.1%	$12,696	25.9%

The significant components of deferred tax assets recorded within the consolidated balance sheet were as follows at June 30 (in thousands):

	2020	2019
Deferred tax assets:
Leases	$32,184	$-
Employee compensation accruals	2,259	2,697
Stock-based compensation	670	715
Deferred rent	-	4,184
Net operating loss carryforwards	2,002	4,259
Property, plant and equipment	1,020	1,021
Other	2,825	2,341
Subtotal deferred tax assets	40,960	15,217
Less: Valuation allowance	(3,158)	(3,197)
Total deferred tax assets	$37,802	$12,020

The significant components of deferred tax liabilities recorded within the consolidated balance sheet were as follows at June 30 (in thousands):

	2020	2019
Operating lease right-of-use assets	$27,334	$-
Intangible assets other than goodwill	9,080	9,007
Commissions	2,207	1,974
Other	118	-
Total deferred tax liabilities	$38,739	$10,981

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Deferred tax balances are classified in the consolidated balance sheets as follows at June 30 (in thousands):

	2020	2019
Other assets	$137	$2,108
Other non-current liabilities	1,074	1,069
Total net deferred tax asset (liability)	$(937)	$1,039

We evaluate our deferred taxes to determine if the “more likely than not” standard of evidence has not been met thereby supporting the need for a valuation allowance. The evaluation of the amount of net deferred tax assets expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. We have forecasted future results using estimates management believes to be reasonable. Our forecasts are based on our best estimate of expected trends resulting from certain leading economic indicators. The realization of deferred income tax assets is dependent on future events. Actual results inevitably will vary from management's forecasts which may be impacted by the ongoing COVID-19 pandemic, possibly resulting in a sustained economic downturn, or significantly extended economic recovery. Such variances could result in adjustments to the valuation allowance on deferred tax assets in future periods, and such adjustments could be material to the financial statements. A valuation allowance must be established for deferred tax assets when it is more likely than not that assets will not be realized.

At June 30, 2020, a valuation allowance of $3.2 million was in place against the retail segment's U.S. state and local and Canadian tax assets. At June 30, 2019, such an allowance was in place against the Belgian and Canadian foreign tax assets and totaled $3.2 million. With the liquidation of the Belgian subsidiary during fiscal 2020, the valuation allowance of $2.6 million was removed in the fourth quarter of fiscal 2020. During fiscal 2020, we recorded a $2.5 million valuation allowance on our U.S. retail segment’s state and local deferred tax assets that are now not considered more likely than not to be realized.

The deferred tax assets at June 30, 2020 associated with net operating loss carryforwards and the related expiration dates are as follows (in thousands):

	Deferred	Net Operating Loss
	Tax Assets	Carryforwards
Various U.S. state net operating losses, expiring between 2025 and 2040	$1,383	$25,501
Foreign capital losses, expiring between 2034 and 2040	$619	$2,335

Deferred federal income taxes were previously not provided for unremitted foreign earnings of our foreign subsidiaries because we expected those earnings to be indefinitely reinvested. As part of the Tax Act, the Company reported the Deemed Repatriation Transition Tax (the “Transition Tax”) on previously untaxed accumulated earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we determined, in addition to other factors, the amount of post- 1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We reported a Transition Tax obligation of $0.1 million during fiscal 2018.

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

Uncertain Tax Positions

We recognize interest and penalties related to income tax matters as a component of income tax expense. If the $1.9 million of unrecognized tax benefits and related interest and penalties as of June 30, 2020 were recognized, approximately $1.5 million would be recorded as a benefit to income tax expense.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A reconciliation of the beginning and ending amount of unrecognized tax benefits including related interest and penalties as of June 30, 2020 and 2019 is as follows (in thousands):

	2020	2019
Beginning balance	$2,209	$2,187
Additions for tax positions taken during the current year	214	329
Additions for tax positions taken during the prior year	126	143
Reductions for tax positions taken during the prior year	-	-
Decreases related to settlements with taxing authorities	-	-
Reductions resulting from a lapse of the applicable statute of limitations	(616)	(450)
Ending balance	$1,933	$2,209

It is reasonably possible that various issues relating to approximately $0.4 million of the total gross unrecognized tax benefits as of June 30, 2020 will be resolved within the next twelve months as exams are completed or statutes expire. If recognized, approximately $0.4 million of unrecognized tax benefits would reduce our tax expense in the period realized.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the United States, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by the taxing authorities in such major jurisdictions as the United States, Canada, Mexico and Honduras. As of June 30, 2020, the Company and certain subsidiaries are currently under audit from 2016 through 2018 in the United States. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant.

(14)	Shareholders’ Equity

Shares Authorized for Issuance

Our authorized capital stock consists of 150,000,000 shares of common stock, par value $0.01 per share, and 1,055,000 shares of Preferred Stock, par value $0.01 per share. The Board of Directors may provide for the issuance of all or any shares of Preferred Stock in one or more classes or series, and to fix for each such class or series such voting powers, full or limited, or no voting powers, and such distinctive designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such class or series and as may be permitted by the General Corporation Law of the State of Delaware. As of June 30, 2020 and 2019, there were no shares of Preferred Stock issued or outstanding.

Share Repurchase Program

On January 13, 2020, the Company’s Board of Directors authorized an increase in the aggregate share repurchase authorization under the Company’s existing multi-year share repurchase program (the “Share Repurchase Program”) to 3,000,000 shares. There is no expiration date on the repurchase authorization.

We repurchased 1,538,363 shares for $24.3 million during fiscal 2020. There were no share repurchases during fiscal 2019. As of June 30, 2020, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to our program. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions. The Share Repurchase Program was temporarily halted on April 1, 2020 as part of the Company’s action plan in response to COVID-19.

During the past three fiscal years, we repurchased the following shares of our common stock (trade date basis) under our existing share repurchase program:

	2020	2019	2018
Common shares repurchased	1,538,363	-	950,484
Cost to repurchase common shares	$24,319,044	$-	$22,019,381
Average price per share	$15.81	$-	$23.17

For the fiscal years presented above, we funded our purchases of treasury stock with existing cash on hand and cash generated through current period operations. All our common stock repurchases are recorded as treasury stock and result in a reduction of shareholders’ equity.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(15)	Earnings Per Share

Basic and diluted earnings per share (“EPS”) are calculated using the following weighted average share data (in thousands):

	Fiscal Year Ended June 30,
	2020	2019	2018
Weighted average shares outstanding for basic calculation	26,044	26,695	27,321
Dilutive effect of stock options and other share-based awards	25	56	304
Weighted average shares outstanding adjusted for dilution calculation	26,069	26,751	27,625

Dilutive potential common shares consist of stock options, restricted stock units and performance units.

As of June 30, 2020, 2019 and 2018, total share-based awards of 403,106, 231,717 and 195,318, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

As of June 30, 2020, 2019 and 2018, the number of performance units excluded from the calculation of diluted EPS was 199,107, 187,882 and 210,836, respectively. Performance units are excluded from the calculation of diluted EPS unless the performance criteria are probable of being achieved as of the balance sheet date.

(16)	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments which are the result of changes in foreign currency exchange rates related to our operations in Canada, Honduras, and Mexico. Assets and liabilities are translated into U.S. dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred.

The following table sets forth the activity in accumulated other comprehensive loss (in thousands):

	2020	2019
Beginning balance at July 1	$(5,651)	$(6,171)
Other comprehensive income (loss), net of tax	(2,854)	444
Less AOCI attributable to noncontrolling interests	64	76
Ending balance at June 30	$(8,441)	$(5,651)

(17)	Share-Based Compensation

We recognized total share-based compensation expense of $0.3 million, $0.1 million, and $1.0 million in fiscal 2020, 2019 and 2018, respectively. These amounts have been included in the consolidated statements of comprehensive income within selling, general and administrative expenses. As of June 30, 2020, $1.0 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 2.6 years. There was no stock-based compensation capitalized as of June 30, 2020 and 2019, respectively.

At June 30, 2020, there were 1,490,986 shares of common stock available for future issuance pursuant to the Ethan Allen Interiors Inc. Stock Incentive Plan (the “Plan”). Under this Plan, the initial aggregate number of shares of common stock that may be issued through awards of any form was 6,487,867 shares. The Plan provides for the grant of stock options, restricted stock and stock units. The Plan also provides for the issuance of stock appreciation rights (“SARs”) on issued options, however no SARs have been issued to date. All share-based awards are approved by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer. Stock options are granted with an exercise price equal to the market price of our common stock at the date of grant, vest ratably over a specified service period and have a contractual term of 10 years. Equity awards can also include performance vesting conditions. Company policy further requires an additional one year holding period beyond the service vest date for certain executives. Grants to independent directors have a three-year service vesting condition.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Stock Option Activity

A summary of stock option activity during fiscal 2020 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Options	Price	Term (yrs)	($ in thousands)
Outstanding at June 30, 2019	378,911	$21.95
Granted	59,188	$17.27
Exercised	(4,500)	$11.74
Canceled (forfeited/expired)	(30,493)	$23.81
Outstanding at June 30, 2020	403,106	$21.24	4.4	$-
Exercisable at June 30, 2020	320,368	$21.66	3.2	$-

The aggregate intrinsic value of stock options exercised during fiscal 2020, 2019 and 2018 was less than $0.1 million, $0.3 million, and $0.1 million, respectively.

A summary of the nonvested shares as of June 30, 2020 and changes during the fiscal year then ended is presented below.

		Weighted Average
	Options	Exercise Price
Nonvested at June 30, 2019	59,887	$26.84
Granted	59,188	$17.27
Vested	(33,339)	$27.86
Canceled (forfeited)	(2,998)	$26.19
Nonvested at June 30, 2020	82,738	$19.61

As of June 30, 2020, $0.2 million of total unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average period of 2.2 years.

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

Stock options granted to employees during fiscal 2020 were valued using the Black-Scholes option pricing model with the following weighted average assumptions. There were no stock option awards granted to employees during fiscal 2019 and 2018.

2020
Volatility	30.8%
Risk-free rate of return	1.62%
Dividend yield	4.42%
Expected average life (years)	5.9
Grant date fair value	$2.85

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Non-employee (independent) directors were granted stock options during the first quarter of each fiscal year presented and valued using the Black-Scholes option pricing model with the following assumptions:

	2020	2019	2018
Volatility	30.8%	31.3%	31.5%
Risk-free rate of return	1.55%	2.80%	1.76%
Dividend yield	3.97%	3.24%	2.47%
Expected average life (years)	5.3	5.0	4.6
Grant date fair value	$3.30	$5.30	$6.93
Fair value as a % of exercise price	18.8%	22.6%	22.5%

Restricted Stock Unit Activity

A summary of restricted stock unit activity during fiscal 2020 is presented below.

		Weighted
	Restricted	Average
	Stock Units	Fair Value
Outstanding at June 30, 2019	-	$-
Granted	58,000	$9.15
Vested	-	$-
Canceled (forfeited)	(2,000)	$9.15
Outstanding at June 30, 2020	56,000	$9.15

During fiscal 2020, we granted 58,000 non-performance based restricted stock units ("RSUs"), with a weighted average grant date fair value of $9.15. The RSUs granted to employees entitle the holder to receive the underlying shares of common stock as the unit vests over the relevant vesting period. The RSUs do not entitle the holder to receive dividends declared on the underlying shares while the RSUs remain unvested. We account for these RSUs as equity-based awards because when they vest, they will be settled in shares of our common stock. The grant date fair value of RSUs is measured by reducing the grant date price of the Company's common stock by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. The RSUs vest 25% annually on the anniversary date of grant and become fully vested after four years. There were no RSUs granted during fiscal 2019 and 2018.

As of June 30, 2020, $0.5 million of total unrecognized compensation expense related to non-vested restricted stock units is expected to be recognized over a weighted average period of 3.7 years.

Performance Stock Units

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

Payout of these grants depends on our financial performance (80%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other peer companies (20%). The performance award opportunity ranges from 50% of the employee's target award if minimum performance requirements are met to a maximum of 125% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years. The number of awards that will vest, as well as unearned and canceled awards, depend on the achievement of certain financial and shareholder-return goals over the three-year performance periods, and will be settled in shares if service conditions are met, requiring employees to remain employed with us through the end of the three-year performance periods. We account for performance stock unit awards as equity-based awards because upon vesting, they will be settled in common shares. We expense as compensation cost the fair value of the shares as of the grant date and amortize expense ratably over the total performance and time vest period, considering the probability that we will satisfy the performance goals.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table summarizes the performance-based stock units’ activity during fiscal 2020 at the maximum award amounts based upon the respective performance units agreements:

		Weighted Average
		Grant Date
	Units	Fair Value
Outstanding at June 30, 2019	313,882	$22.82
Granted	99,405	$12.72
Vested	-	$-
Canceled (forfeited)	(88,180)	$25.27
Outstanding at June 30, 2020	325,107	$19.05

During fiscal 2020 we granted 99,405 performance-based units. We estimate, as of the date of grant, the fair value of performance units with a discounted cash flow model, using as model inputs the risk-free rate of return as the discount rate, dividend yield for dividends not paid during the restriction period, and a discount for lack of marketability for a one-year post-vest holding period. The lack of marketability discount used is the present value of a future put option using the Chaffe model. The weighted average assumptions used for the stock units granted during fiscal 2020, 2019 and 2018, respectively, is presented below.

	2020	2019	2018
Volatility	30.5%	32.1%	32.9%
Risk-free rate of return	1.72%	2.72%	1.41%
Dividend yield	3.97%	3.24%	2.47%
Expected average life (years)	3.0	3.0	1.9

Share-based compensation expense related to performance-based shares recognized in our consolidated statements of comprehensive income are presented in the following table for the fiscal years ended June 30 (in thousands).

	2020	2019	2018
Fiscal 2016 grants	$-	$5	$92
Fiscal 2017 grants	-	-	(12)
Fiscal 2018 grants	-	(457)	457
Fiscal 2019 grants	101	321	-
Fiscal 2020 grants	59	-	-
Total expense	$160	$(131)	$537

Our unrecognized compensation expense at June 30, 2020, related to performance-based units was $0.3 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted-average remaining period of 1.4 years.

(18)	Employee Retirement Programs

The Ethan Allen Retirement Savings Plan (the “401(k) Plan”)

The Company established its 401(k) Plan in 1994. The 401(k) Plan is a defined contribution plan covering all full-time, United States employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 (“IRC”). All United States employees of the Company are eligible to participate in the 401(k) Plan on the first day of any subsequent April, July, October or January coincident with or next following the three-month anniversary of their date of hire. Each year, participants may contribute up to 100% of their eligible annual compensation, subject to annual limitations established by the IRC. We may, at our discretion, make a matching and profit-sharing contribution to the 401(k) Plan on behalf of each eligible participant, which vests immediately. The Company contributed $2.9 million, $3.4 million and $3.4 million in matching and profit-sharing contributions to employee 401(k) accounts during fiscal 2020, 2019 and 2018, respectively.

Other Retirement Benefits

Ethan Allen provides additional benefits to select management in the form of deferred compensation arrangements. The total cost of these benefits were immaterial to the Company during each period presented.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(19)	Segment Information

Operating segments are defined as (i) components of an enterprise that engage in business activities from which they may earn revenue and incur expense, (ii) have operating results that are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (iii) for which discrete financial information is available. Our Chief Executive Officer is our chief operating decision maker (“CODM”) and reviews financial information at the operating segment level and is responsible for making decisions about resources allocated amongst the operating segments based on actual results. Our operating segments are aligned with how the Company, including our CODM, manages the business. As such, our reportable operating segments are the Wholesale segment and the Retail segment.

Our wholesale and retail operating segments represent strategic business areas of our vertically integrated enterprise that operate separately and provide their own distinctive services. This vertical structure enables us to offer our complete line of home furnishings and accents more effectively while controlling quality and cost. We evaluate performance of the respective segments based upon revenues and operating income. The accounting policies of the operating segments are the same as those described in Note 3, Summary of Significant Accounting Policies. We account for intersegment revenue transactions between our segments consistent with independent third-party transactions, that is, at current market prices. As a result, the manufacturing profit related to sales to our retail segment is included within our wholesale segment. Operating income realized on intersegment revenue transactions is therefore generally consistent with the operating income realized on our revenue from independent third-party transactions. Segment operating income is based on profit or loss from operations before interest expense, interest income, other expense, net and income taxes. Sales are attributed to countries on the basis of the customer's location.

As of June 30, 2020, the Company operated 144 design centers (our retail segment) and our independent retailers operated 160 design centers. Our wholesale segment net sales include sales to our retail segment, which are eliminated in consolidation, and sales to our independent retailers and other third parties. Our retail segment net sales accounted for 78.5% of our consolidated net sales in fiscal 2020. Our wholesale segment net sales accounted for the remaining 21.5%. Our ten largest customers were all within our wholesale segment and represent 15.4% of our consolidated net sales in fiscal 2020. These customers are the GSA and nine independent retailers.

Information for each of the last three fiscal years ended June 30 is provided below (in thousands):

	2020	2019	2018
Net sales
Wholesale segment	$337,948	$441,551	$475,731
Retail segment	462,800	589,829	587,502
Elimination of intercompany sales	(210,911)	(284,696)	(296,449)
Consolidated Total	$589,837	$746,684	$766,784

Income before income taxes
Wholesale segment	$33,106	$42,481	$48,499
Retail segment	(21,414)	(10,529)	(1,738)
Adjustment of intercompany profit(a)	2,952	1,995	2,106
Operating income	14,644	33,947	48,867
Interest (expense), net of interest income	(455)	(87)	200
Consolidated Total	$14,189	$33,860	$49,067

Depreciation and amortization
Wholesale segment	$7,107	$7,560	$7,752
Retail segment	9,752	11,970	12,079
Consolidated Total	$16,859	$19,530	$19,831

Capital expenditures
Wholesale segment	$7,454	$3,340	$4,286
Retail segment	8,255	5,780	8,200
Consolidated Total	$15,709	$9,120	$12,486

(a)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

	June 30,
(in thousands)	2020	2019	2018
Total Assets
Wholesale segment	$255,011	$237,354	$241,616
Retail segment	390,635	299,125	317,590
Inventory profit elimination(a)	(22,857)	(26,128)	(28,773)
Consolidated Total	$622,789	$510,351	$530,433

(a)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

Geographic Information

Our international net sales are comprised of our wholesale segment sales to independent retailers and our retail segment sales to customers through our Company-operated design centers. The number of international design centers and the related net sales as a percentage of our consolidated net sales are shown in the following tables.

	Fiscal Year Ended June 30,
	2020	2019	2018
Independent retailer design centers	125	118	104
Company-operated design centers	6	6	6
Total international design centers	131	124	110
% of total design centers international	43.1%	41.1%	37.2%
% of consolidated net sales	5.7%	6.8%	10.2%

Sales by Country	2020	2019	2018
United States	94.3%	93.2%	89.8%
All Others	5.7%	6.8%	10.2%

The following table sets forth long-lived assets by geographic area at June 30 (in thousands):

	2020	2019	2018
United States	$319,012	$218,034	$239,567
Mexico	14,474	18,144	18,323
Honduras	8,049	8,057	8,637
Canada	4,485	1,011	1,376
Total long-lived assets(1)	$346,020	$245,246	$267,903

(1)	Long-lived assets consist of net property, plant and equipment and operating lease right-of-use assets and exclude goodwill, intangible assets, deferred income taxes and other assets.

(20)	Commitments and Contingencies

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. We record liabilities for commitments when incurred (i.e., when the goods or services are received).

Purchase Commitments with Suppliers

Purchase obligations are defined as agreements that are enforceable and legally binding that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We do, in the normal course of business, regularly initiate purchase orders for the procurement of (i) selected finished goods sourced from third-party suppliers, (ii) lumber, fabric, leather and other raw materials used in production, and (iii) certain outsourced services. All purchase orders are based on current needs and are fulfilled by suppliers within a relatively short time period. At June 30, 2020, our open purchase orders with respect to such goods and services totaled $20.1 million and are to be paid in less than one year. Our purchase orders decreased from $23.9 million as of June 30, 2019 as we further improved our efforts to minimize inventory carrying costs, eliminated all non-essential operating expenses and delayed capital expenditures as part of our COVID-19 action plan implemented on April 1, 2020.

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

Although the outcome of the various claims and proceedings against us cannot be predicted with certainty, management believes that, based on information available at June 30, 2020, the likelihood is remote that any existing claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(21)	Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited financial information for each of the quarterly periods in the years ended June 30, 2020 and 2019. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance (in thousands, except per share data):

	Quarter Ended
Fiscal 2020	September 30 (Q1)	December 31 (Q2)	March 31 (Q3)	June 30 (Q4)
Net sales	$173,921	$174,574	$149,774	$91,568
Gross profit	$93,794	$97,521	$83,949	$47,868
Operating income (loss)	$18,641	$9,204	$(754)	$(12,447)
Net income (loss)	$14,106	$7,086	$(223)	$(12,069)
Earnings (loss) per basic share	$0.53	$0.27	$(0.01)	$(0.48)
Earnings (loss) per diluted share	$0.53	$0.27	$(0.01)	$(0.48)
Diluted weighted average common shares	26,750	26,612	25,703	25,179
Dividends declared per common share	$0.21	$0.21	$0.21	$-

	Quarter Ended
Fiscal 2019	September 30 (Q1)	December 31 (Q2)	March 31 (Q3)	June 30 (Q4)
Net sales	$187,785	$197,152	$177,829	$183,918
Gross profit	$101,450	$108,860	$98,394	$100,787
Operating income (loss)	$11,799	$16,128	$10,669	$(4,649)
Net income (loss)	$8,840	$12,190	$7,978	$(3,310)
Earnings (loss) per basic share	$0.33	$0.46	$0.30	$(0.12)
Earnings (loss) per diluted share	$0.33	$0.45	$0.30	$(0.12)
Diluted weighted average common shares	26,940	26,923	26,751	26,711
Dividends declared per common share	$0.19	$1.19	$0.19	$0.19

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman of the Board and Chief Executive Officer (“CEO”) and Executive Vice President, Administration, Chief Financial Officer and Treasurer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.

Under the supervision and with the participation of our management, including the CEO and CFO, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that, as of June 30, 2020, our disclosure controls and procedures are effective to ensure that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2020 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, all other officers and our directors. A copy of this code of conduct is available at our investor relations website at https://ir.ethanallen.com/corporate-governance/governance-documents. We intend to disclose any amendment of our Code of Ethics, or any waiver of any provision thereof, on our website within four days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted, and the date of the waiver will also be disclosed.

Information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with, or furnish to, the SEC.

Executive Officers of the Company

The information required relating to our executive officers is included under the heading Information About our Executive Officers in Part I, Item 1 of this Annual Report on Form 10-K and all of that information is incorporated in this item by reference.

The remaining information required by this Item will be included in our proxy statement for our 2020 Annual Meeting of Stockholders and is incorporated in this item by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in our proxy statement for our 2020 Annual Meeting of Stockholders and is incorporated in this item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The information required by this item relating to security ownership of certain beneficial owners and management will be included under the section Security Ownership in our proxy statement for our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes as of June 30, 2020, the number of outstanding equity awards granted to employees and non-employee directors, as well as the number of equity awards remaining available for future issuance, under our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	784,213(1)	$21.24(2)	1,490,986
Equity compensation plans not approved by security holders(3)	-	-	-
Total	784,213	$21.24	1,490,986

(1)

Amount includes stock options outstanding under the Company’s Stock Incentive Plan as well as outstanding restricted stock units and performance units which have been provided for under the provisions of the Company’s Stock Incentive Plan.

(2)

Calculated without taking into account shares of Company common stock subject to outstanding restricted stock unit and performance unit awards that will become issuable as they vest, without any cash consideration or other payment required for such shares.

(3)	As of June 30, 2020, we did not maintain any equity compensation plans that have not been approved by our shareholders.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our proxy statement for our 2020 Annual Meeting of Stockholders and is incorporated in this item by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our proxy statement for our 2020 Annual Meeting of Stockholders and is incorporated in this item by reference.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements.

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

-	Management’s Report to our Shareholders
-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets at June 30, 2020 and 2019
-	Consolidated Statements of Comprehensive Income for the years ended June 30, 2020, 2019 and 2018
-	Consolidated Statements of Cash Flows for the years ended June 30, 2020, 2019 and 2018
-	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2020, 2019 and 2018
-	Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

ETHAN ALLEN INTERIORS INC. (Registrant)

Date: August 27, 2020	By	/s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 27, 2020.

Name	Title

/s/ M. Farooq Kathwari	Chairman, President and Chief Executive Officer
(M. Farooq Kathwari)	(Principal Executive Officer)

/s/ Corey Whitely	Executive Vice President, Administration,
(Corey Whitely)	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Matthew J. McNulty	Vice President, Finance
(Matthew J. McNulty)	(Principal Accounting Officer)

/s/ James B. Carlson	Director
(James B. Carlson)

/s/ John J. Dooner Jr.	Director
(John J. Dooner Jr.)

/s/ Domenick J. Esposito	Director
(Domenick J. Esposito)

/s/ Mary Garrett	Director
(Mary Garrett)

/s/ James W. Schmotter	Director
(James W. Schmotter)

/s/ Tara I. Stacom	Director
(Tara I. Stacom)