Form 10-Q
period 2020-09-30
ETHAN ALLEN INTERIORS INC
filed 2020-10-29
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 22, 2020 was 25,053,082.

ETHAN ALLEN INTERIORS INC.

FORM 10-Q FIRST QUARTER OF FISCAL 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(In thousands, except par value)

	September 30, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$61,973	$72,276
Accounts receivable, net	13,241	8,092
Inventories, net	127,047	126,101
Prepaid expenses and other current assets	30,200	23,483
Total current assets	232,461	229,952
Property, plant and equipment, net	234,877	236,678
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	107,690	109,342
Deferred income taxes	774	137
Other assets	1,591	1,552
Total ASSETS	$622,521	$622,789

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$33,706	$25,595
Customer deposits and deferred revenue	89,908	64,031
Accrued compensation and benefits	24,261	18,278
Current operating lease liabilities	29,706	27,366
Other current liabilities	10,308	3,708
Total current liabilities	187,889	138,978
Long-term debt	-	50,000
Operating lease liabilities, long-term	97,154	102,111
Deferred income taxes	286	1,074
Other long-term liabilities	4,261	2,562
Total LIABILITIES	$289,590	$294,725

Commitments and contingencies (see Note 16)
Shareholders' equity:
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	$-	$-
Common stock, $0.01 par value, 150,000 shares authorized, 49,053 shares issued; 25,053 shares outstanding at September 30, 2020 and June 30, 2020, respectively	491	491
Additional paid-in capital	378,554	378,300
Treasury stock, at cost: 24,000 shares at September 30, 2020 and June 30, 2020, respectively	(680,916)	(680,916)
Retained earnings	642,697	638,631
Accumulated other comprehensive loss	(7,885)	(8,441)
Total Ethan Allen Interiors Inc. shareholders' equity	332,941	328,065
Noncontrolling interests	(10)	(1)
Total shareholders' equity	332,931	328,064
Total LIABILITIES AND SHAREHOLDERS' EQUITY	$622,521	$622,789

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three months ended
	September 30,
	2020	2019
Net sales	$151,058	$173,921
Cost of sales	65,288	80,127
Gross profit	85,770	93,794

Selling, general and administrative expenses	73,466	86,010
Restructuring and other impairment charges, net of gains	623	(10,857)
Operating income	11,681	18,641
Interest (expense), net of interest income	(440)	19
Income before income taxes	11,241	18,660
Provision for income taxes	1,888	4,554
Net income	$9,353	$14,106

Per share data
Basic earnings per common share:
Net income per basic share	$0.37	$0.53
Basic weighted average common shares	25,179	26,713
Diluted earnings per common share:
Net income per diluted share	$0.37	$0.53
Diluted weighted average common shares	25,206	26,750

Comprehensive income
Net income	$9,353	$14,106
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	556	(499)
Other	(9)	(7)
Other comprehensive income (loss), net of tax	547	(506)
Comprehensive income	$9,900	$13,600

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three months ended
	September 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$9,353	$14,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,140	3,976
Share-based compensation expense	254	151
Non-cash operating lease cost	7,492	8,022
Deferred income taxes	(1,425)	564
Restructuring and other impairment charges, net of gains	623	(6,717)
Restructuring payments	(59)	(4,071)
Loss on disposal of property, plant and equipment	-	9
Other	(36)	79
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(5,149)	1,767
Inventories, net	(946)	8,999
Prepaid expenses and other current assets	(6,717)	(3,980)
Customer deposits and deferred revenue	25,877	7,943
Accounts payable and accrued expenses	8,111	(4,763)
Accrued compensation and benefits	6,042	2,734
Operating lease liabilities	(8,390)	(8,066)
Other assets and liabilities	3,020	2,643
Net cash provided by operating activities	42,190	23,396

Cash Flows from Investing Activities
Proceeds from disposal of property, plant and equipment	-	11,615
Capital expenditures	(2,439)	(3,414)
Acquisitions, net of cash acquired	-	(1,281)
Other investing activities	-	20
Net cash (used in) provided by investing activities	(2,439)	6,940

Cash Flows from Financing Activities
Payments on borrowings	(50,000)	-
Payment of cash dividends	-	(5,075)
Other financing activities	(148)	(119)
Net cash used in financing activities	(50,148)	(5,194)

Effect of exchange rate changes on cash and cash equivalents	94	(90)

Net (decrease) increase in cash and cash equivalents	(10,303)	25,052
Cash and cash equivalents at beginning of period	72,276	20,824
Cash and cash equivalents at end of period	$61,973	$45,876

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Unaudited)

 (In thousands)

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2020	49,053	$491	$378,300	24,000	$(680,916)	$(8,441)	$638,631	$(1)	$328,064
Net income	-	-	-	-	-	-	9,353	-	9,353
Share-based compensation expense	-	-	254	-	-	-	-	-	254
Cash dividends declared	-	-	-	-	-	-	(5,287)	-	(5,287)
Other comprehensive income (loss)	-	-	-	-	-	556	-	(9)	547
Balance at September 30, 2020	49,053	$491	$378,554	24,000	$(680,916)	$(7,885)	$642,697	$(10)	$332,931

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2019	49,049	$491	$377,913	22,462	$(656,597)	$(5,651)	$647,710	$63	$363,929
Net income	-	-	-	-	-	-	14,106	-	14,106
Common stock issued on share-based awards	1	-	18	-	-	-	-	-	18
Share-based compensation expense	-	-	151	-	-	-	-	-	151
Impact of ASU 2016-02 adoption, net of tax	-	-	-	-	-	-	(1,585)	-	(1,585)
Cash dividends declared	-	-	-	-	-	-	(5,610)	-	(5,610)
Other comprehensive income (loss)	-	-	-	-	-	(499)	-	(7)	(506)
Balance at September 30, 2019	49,050	$491	$378,082	22,462	$(656,597)	$(6,150)	$654,621	$56	$370,503

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Organization and Nature of Business

Founded in 1932, Ethan Allen Interiors Inc., through its wholly-owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, “we,” “us,” “our,” “Ethan Allen” or the “Company”), is a leading interior design company, manufacturer and retailer in the home furnishings marketplace. Today we are a global luxury international home fashion brand that is vertically integrated from design through delivery, which affords our customers a value proposition of style, quality and price. We provide complimentary interior design service to our customers and sell a full range of furniture products and decorative accents through a retail network of approximately 300 design centers in the United States and abroad as well as online at ethanallen.com. The design centers represent a mix of independent licensees and Company-owned and operated locations. As of September 30, 2020, our Company operates 144 retail design centers, with 138 located in the United States and the remaining six in Canada. The majority of the independently operated design centers are in Asia, with the remaining independently operated design centers located throughout the United States, the Middle East and Europe. We also own and operate nine manufacturing facilities including six manufacturing plants in the United States, two manufacturing plants in Mexico and one manufacturing plant in Honduras.

COVID-19 Update

The COVID-19 crisis has challenged our operations, but our associates continue to persevere through these challenges. Our primary focus has been to operate in a safe manner, for our associates and clients. As our design centers began to reopen, we implemented various mitigating and safety protocols recommended by the CDC guidelines for operating businesses safely. We established logistics for the supply of hand sanitizer and related dispensers, disinfectant cleaning supplies, masks and nitrile gloves, and have increased the cleaning frequency of our design centers and other facilities. For the safety of our associates in our design centers we require all associates and clients to wear masks.

In our initial response to the COVID-19 health crisis, we undertook immediate action and made adjustments to our business operations, including temporary design center and manufacturing plant closings, a reduction in headcount, curtailing certain operating expenses, suspension of our dividend and share repurchases and delaying investments and capital expenditures. Our approach to the crisis continues to evolve as business trends substantially improved during the first quarter of fiscal 2021. Given the positive trends in cash flows, during the first quarter of fiscal 2021, we repaid the remaining $50.0 million in outstanding debt, previously borrowed under our credit facility in March 2020. We also resumed production in our North American manufacturing plants to work through existing order backlog and have ramped up to near full production by the end of September 2020. The temporary salary reductions were lifted, effective June 30, 2020, as planned and we have brought back many of our associates previously furloughed in April 2020. Further, on August 4, 2020, our Board of Directors reinstated the regular quarterly cash dividend and declared a regular quarterly cash dividend of $0.21 per share, payable on October 22, 2020.

While we continue to serve our customers and operate our business while managing the ongoing COVID-19 health crisis, and have now reopened substantially all of our retail locations in the U.S. and Canada, there can be no assurance that future COVID-19 related developments will not have an impact on our business, results of operations or financial condition since the extent and duration of the health crisis remains highly uncertain. We will continue to make decisions regarding the sources and uses of capital in our business to reflect and adapt to changes in market conditions, including any lasting effects of COVID-19. Future adverse developments in connection with the ongoing COVID-19 crisis, including additional waves of COVID-19 outbreaks, evolving international, federal, state and local restrictions and safety regulations in response to COVID-19, changes in consumer behavior, health concerns, the pace of economic activity in the wake of the COVID-19 crisis, or other similar issues could adversely affect our business, results of operations or financial condition in the future, or including our financial results and business performance for fiscal 2021.

(2)	Interim Basis of Presentation

Use of Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. Areas in which significant estimates have been made include, but are not limited to, goodwill and indefinite-lived intangible asset impairment analyses, useful lives for property, plant and equipment, inventory obsolescence, lease accounting, business insurance reserves, tax valuation allowances, the evaluation of uncertain tax positions and other loss reserves.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Principles of Consolidation

We conduct business globally and have strategically aligned our business into two reportable segments: Wholesale and Retail. These two segments represent strategic business areas of our vertically integrated enterprise that operate separately and provide their own distinctive services. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany activity and balances have been eliminated from the consolidated financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three months ended September 30, 2020 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our fiscal 2020 Annual Report on Form 10-K (the “2020 Annual Report on Form 10-K”).

The Company has evaluated subsequent events through the date that the consolidated financial statements were issued.

(3)	Recent Accounting Pronouncements

New Accounting Standards or Updates Recently Adopted

Credit Losses of Financial Instruments – In June 2016, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the initial guidance through ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02 and ASU 2020-03 (collectively, the “ASUs”). The ASUs requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance applies to financial assets measured at amortized cost basis, such as receivables that result from revenue transactions. Accounts receivable is presented net of allowance for doubtful accounts as a result of the assessment of the collectability of customer accounts, which is recorded based on an overall aging analysis and a review of specifically identified accounts, which considers factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We adopted the ASUs as of July 1, 2020 using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings. We did not recognize a cumulative-effect adjustment upon adoption as the adoption of the ASUs did not have a material effect on our consolidated financial statements.

Implementation Costs in a Cloud Computing Arrangement – In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, an update related to a client’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance aligns the requirements for capitalizing implementation costs in a cloud computing service contract with the guidance for capitalizing implementation costs to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. We adopted the new guidance as of July 1, 2020 using a prospective method. We capitalize implementation costs related to hosted arrangements, which typically include multi-year service terms with additional renewal periods generally ranging from one to three years. The related assets are recorded within Prepaid expenses and other current assets (for service terms less than one year) or Other assets (for service terms greater than one year) on our consolidated balance sheets, net of accumulated amortization for assets placed in service. The amortization of assets placed in service is recorded in selling, general and administrative expenses, consistent with the costs of the hosting arrangement, on the consolidated statements of comprehensive income on a straight-line basis over the term of the hosting arrangement, which includes reasonably certain renewal periods. The adoption of the accounting standard update did not have a material impact on our consolidated financial statements.

Reference Rate Reform on Financial Reporting – In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, an update that provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This accounting standards update is intended to ease the process of migrating away from LIBOR to new reference rates. ASU 2020-04 was adopted in the first quarter of fiscal 2021, but did not have a material impact on our accounting policies or our consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Recent Accounting Standards or Updates Not Yet Effective

Simplifying the Accounting for Income Taxes – In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, an update intended to simplify various aspects related to accounting for income taxes. This guidance removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This accounting standards update will be effective for us beginning in the first quarter of fiscal 2022. We are currently evaluating the impact of this accounting standards update, but do not expect the adoption to have a material impact on our consolidated financial statements.

No other new accounting pronouncements issued or effective as of September 30, 2020 have had or are expected to have a material impact on our consolidated financial statements.

(4)	Revenue Recognition

Our reported revenue (net sales) consist substantially of product sales. We report product sales net of discounts and recognize them at the point in time when control transfers to the customer. For sales to our customers in our wholesale segment, control typically transfers when the product is shipped. The majority of our shipping agreements are freight-on-board shipping point and risk of loss transfers to our wholesale customer once the product is out of our control. Accordingly, revenue is recognized for product shipments on third-party carriers at the point in time that our product is loaded onto the third-party container or truck. For sales in our retail segment, control generally transfers upon delivery to the customer. We recognize the promised amount of consideration without adjusting for the effects of a significant financing component if the contract has a duration of one year or less. As our contracts typically are less than one year in length and do not have significant financing components, we have not adjusted consideration.

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

Estimated refunds for returns and allowances are based on our historical return patterns. We record these estimated sales refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At September 30, 2020 and June 30, 2020, these amounts were immaterial.

We capitalize commission fees paid to our associates as contract assets within Prepaid expenses and other current assets on our consolidated balance sheets. These prepaid commissions are subsequently recognized as a selling expense upon delivery (when we have transferred control of our product to our customer). At September 30, 2020, we had prepaid commissions of $14.1 million, which we expect to recognize to selling expense in the next six months.

In many cases we receive deposits from customers before we have transferred control of our product to our customers, resulting in contract liabilities. These customer deposits are reported as a current liability in Customer deposits and deferred revenue on our consolidated balance sheets. At June 30, 2020 we had customer deposits of $62.6 million, of which we recognized $46.5 million as net sales upon delivery to the customer during the three months ended September 30, 2020. Customer deposits totaled $89.3 million at September 30, 2020.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table disaggregates our net sales by product category by segment for the three months ended September 30, 2020 (in thousands):

	Wholesale	Retail	Total
Upholstery(1)	$52,735	$57,685	$110,420
Case goods(2)	28,739	32,918	61,657
Accents(3)	17,196	24,313	41,509
Other(4)	(1,336)	3,165	1,829
Total before intercompany eliminations	$97,334	$118,081	215,415
Intercompany eliminations(5)			(64,357)
Consolidated net sales			$151,058

The following table disaggregates our net sales by product category by segment for the three months ended September 30, 2019 (in thousands):

	Wholesale	Retail	Total
Upholstery(1)	$50,020	$63,236	$113,256
Case goods(2)	34,029	38,760	72,789
Accents(3)	17,997	29,982	47,979
Other(4)	(717)	5,288	4,571
Total before intercompany eliminations	$101,329	$137,266	238,595
Intercompany eliminations(5)			(64,674)
Consolidated net sales			$173,921

(1)	Upholstery furniture includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.

(2)	Case goods furniture includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture and wooden accents.

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

(5)	Intercompany eliminations represents the elimination of all intercompany wholesale segment sales to the retail segment during the period presented.

(5)	Fair Value Measurements

We have categorized our cash equivalents as Level 1 assets as of September 30, 2020 within the fair value hierarchy as there are quoted prices in active markets for identical assets or liabilities. As the interest rate on our long-term debt is a variable rate, adjusted based on market conditions, it approximates the current market-rate for similar instruments available to companies with comparable credit quality and maturity, and therefore, our long-term debt was categorized as a Level 2 liability in the fair value hierarchy as of June 30, 2020. There were no Level 3 assets or liabilities held by the Company as of September 30, 2020 and June 30, 2020.

With the exception of the $0.6 million retail asset impairment charge, we did not record any additional other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis during fiscal 2021.

As of September 30, 2020 we did not have any outstanding debt. The fair value of our long-term debt at June 30, 2020 was $50.0 million, which approximated its carrying amount given the application of a floating interest rate equal to the monthly LIBOR rate plus a spread using a debt leverage pricing grid.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(6)	Inventories

Inventories at September 30, 2020 and June 30, 2020 are summarized as follows (in thousands):

	September 30,	June 30,
	2020	2020
Finished goods	$100,477	$97,718
Work in process	8,737	9,589
Raw materials	20,373	21,343
Inventory reserves	(2,540)	(2,549)
Inventories, net	$127,047	$126,101

(7)	Goodwill and Intangible Assets

Our goodwill and intangible assets are comprised of goodwill, which represents the excess of cost over the fair value of net assets acquired, and our Ethan Allen trade name and related trademarks. As of September 30, 2020, the goodwill balance was $25.4 million, while other indefinite-lived intangible assets totaled $19.7 million, consistent with the balances as of June 30, 2020.

Both goodwill and indefinite-lived intangible assets are not amortized as they are estimated to have an indefinite life. We evaluate goodwill and other indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year, and between annual tests whenever events or circumstances indicate that the carrying value may exceed fair value.

(8)	Leases

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

The Company's lease terms and discount rates are as follows:

	September 30,
	2020	2019
Weighted-average remaining lease term (in years)
Operating leases	6.4	6.7
Financing leases	1.6	1.8
Weighted-average discount rate
Operating leases	4.2%	3.7%
Financing leases	4.4%	4.6%

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

		Three months ended September 30,
	Statement of Comprehensive Income Location	2020	2019
Operating lease cost(1)	Selling, general and administrative (“SG&A”)	$7,492	$8,022
Financing lease cost
Depreciation of property	SG&A	151	146
Interest on lease liabilities	Interest (expense), net of interest income	5	9
Short-term lease cost(2)	SG&A	159	387
Variable lease cost(3)	SG&A	2,262	2,463
Less: Sublease income	SG&A	(438)	(506)
Total lease expense		$9,631	$10,521

(1)	Lease expense for operating leases consists of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term.

(2)	Leases with initial terms of one year or less are not capitalized and instead expensed on a straight-line basis over the lease term.

(3)

Variable lease payments are generally expensed as incurred, where applicable, and include certain index-based changes in rent, certain non-lease components, such as maintenance, real estate taxes, incurance and other services provided by the lessor, and other charges included in the lease.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheets as of September 30, 2020 (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2021 (remaining nine months)	$24,305	$306
2022	28,720	78
2023	22,333	39
2024	17,484	19
2025	13,952	8
Thereafter	39,581	-
Total undiscounted future minimum lease payments(1)(2)	146,375	450
Less: imputed interest(3)	(19,515)	(13)
Total present value of lease obligations	$126,860	$437

(1)

Certain operating leases have renewal options and rent escalation clauses as well as various purchase options. We assess these options to determine if we are reasonably certain of exercising these options based on all relevant economic and financial factors. Any options that meet these criteria are included in the lease term at lease commencement.

(2)	Excludes future commitments under short-term lease agreements of $0.5 million as of September 30, 2020 as leases with an initial term of twelve months or less are not recorded on the balance sheet.

(3)	Calculated using the incremental borrowing rate for each lease at lease commencement.

As of  September 30, 2020, we have entered into one additional operating lease for a design center relocation, which has not yet commenced and is therefore not part of the table above nor included in the lease right-of-use assets and liabilities. The lease will commence when we obtain possession of the underlying leased asset which is expected to be during the second quarter of fiscal 2021. The lease is for a period of ten years and has aggregate undiscounted future rent payments of $3.2 million.

As of September 30, 2020, we did not have any financing leases that had not commenced.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Other supplemental information for our leases is as follows (in thousands):

	Three months ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,390	$8,851
Operating cash flows from financing leases	$148	$147
Operating lease assets obtained in exchange for new operating lease liabilities	$4,477	$6,916

(9)	Income Taxes

We recorded income tax expense of $1.9 million and $4.6 million in the three months ended September 30, 2020 and 2019, respectively. Our consolidated effective tax rate was 16.8% for the three months ended September 30, 2020 compared with 24.4% in the prior year period. Our effective tax rate varies from the 21% federal statutory rate due to state taxes and other nonrecurring events that may not be predictable. The decrease in the effective tax rate during the first quarter of fiscal 2021 compared with the first quarter a year ago was due to a $0.9 million reduction in our valuation allowance on deferred tax assets.

As of September 30, 2020, we had $2.0 million of unrecognized tax benefits, of which $1.9 million would reduce our income tax expense and the effective tax rate, if recognized. As of September 30, 2020, we had $0.4 million of unrecognized tax benefits that are expected to decrease in the next 12 months.

(10)	Debt

Total debt obligations at September 30, 2020 and June 30, 2020 consist of the following (in thousands):

	September 30,	June 30,
	2020	2020

Borrowings under revolving credit facility	$-	$50,000
Less current maturities	-	-
Total long-term debt	$-	$50,000

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

Borrowings under the Facility

We borrowed $100.0 million under the Facility in March 2020 and repaid $50.0 million in June 2020 and the remaining $50.0 million in September 2020 using available cash on hand. The borrowings had a weighted average interest rate equal to the one-month LIBOR rate plus a spread using a debt leverage pricing grid. For the three months ended September 30, 2020 we recorded interest expense of $0.3 million on our outstanding debt. Interest expense was less than $0.1 million for the three months ended September 30, 2019.

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

At September 30, 2020 and June 30, 2020, there was $5.0 million and $5.8 million, respectively, of standby letters of credit outstanding under the Facility. Total borrowing base availability under the Facility was $104.5 million at September 30, 2020 and $58.9 million at June 30, 2020. At both September 30, 2020 and June 30, 2020, we were in compliance with all the covenants under the Facility.

(11)	Restructuring and Other Impairment Activities

Restructuring, impairment and other related costs incurred during the three months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three months ended September 30,
	2020	2019
Optimization of manufacturing and logistics	$-	$640
Gain on sale of Passaic property	-	(11,497)
Impairment of long-lived assets (retail)	623	-
Total Restructuring and other impairment charges, net of gains	$623	$(10,857)
Manufacturing overhead costs(1)	-	1,052
Inventory write-downs(1)	-	3,088
Total	$623	$(6,717)

(1)	Manufacturing overhead costs and inventory write-downs are reported within Cost of Sales in the consolidated statements of comprehensive income.

We recorded a non-cash impairment charge of $0.6 million during the first quarter of fiscal 2021 related to the impairment of long-lived assets held at a retail design center location. The asset group used in the impairment analysis, which represented the lowest level for which identifiable cash flows were available and largely independent of the cash flows of other groups of assets, was the individual retail design center. We estimated future cash flows based on design center-level historical results, current trends, and operating and cash flow projections. The impairment charge of $0.6 million was recorded in the consolidated statement of comprehensive income within the line item Restructuring and other impairment charges, net of gains.

(12)	Earnings Per Share

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Basic and diluted EPS are calculated using the following weighted average share data (in thousands):

	Three months ended
	September 30,
	2020	2019
Weighted average shares outstanding for basic calculation	25,179	26,713
Dilutive effect of stock options and other share-based awards	27	37
Weighted average shares outstanding adjusted for dilution calculation	25,206	26,750

Dilutive potential common shares consist of stock options, restricted stock units and performance units.

As of September 30, 2020 and 2019, total share-based awards of 437,449 and 232,914, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

As of September 30, 2020 and 2019, the number of performance units excluded from the calculation of diluted EPS was 316,445 and 287,287, respectively. Contingently issuable shares with performance conditions are evaluated for inclusion in diluted EPS if, at the end of current period, conditions would be satisfied as if it were the end of the contingency period.

(13)	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments which are the result of changes in foreign currency exchange rates related to our operations in Canada, Honduras and Mexico. Assets and liabilities are translated into U.S. dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred.

The following table sets forth the activity in accumulated other comprehensive loss (in thousands).

	2020	2019
Beginning balance at July 1	$(8,441)	$(5,651)
Other comprehensive income (loss), net of tax	547	(506)
Less AOCI attributable to noncontrolling interests	9	7
Ending balance at September 30	$(7,885)	$(6,150)

(14)	Share-Based Compensation

During the three months ended September 30, 2020 and 2019, we recognized total share-based compensation expense of $0.3 million and $0.2 million, respectively. These amounts have been included in the consolidated statements of comprehensive income within selling, general and administrative expenses. There was no share-based compensation capitalized for the three months ended September 30, 2020 and 2019, respectively.

At September 30, 2020, there were 1,301,305 shares of common stock available for future issuance pursuant to the Ethan Allen Interiors Inc. Stock Incentive Plan (the “Plan”), which provides for the grant of stock options, restricted stock and stock units.

Stock Option Activity

There were no stock option awards granted to employees during the first quarter of fiscal 2021 or 2020. As of September 30, 2020, $0.3 million of total unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average remaining period of 2.4 years.

Restricted Stock Unit Activity

During the first quarter of fiscal 2021, we granted 38,000 non-performance based restricted stock units ("RSUs"), with a weighted average grant date fair value of $9.58. The RSUs granted to employees entitle the holder to receive the underlying shares of common stock as the unit vests over the relevant vesting period. The RSUs do not entitle the holder to receive dividends declared on the underlying shares while the RSUs remain unvested and vest in two equal annual installments on the first and second anniversary date of the date of grant. There were no RSUs granted during the first quarter of fiscal 2020. As of September 30, 2020, $0.8 million of total unrecognized compensation expense related to non-vested restricted stock units is expected to be recognized over a weighted average remaining period of 2.8 years.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Performance Stock Unit Activity

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

During the first quarter of fiscal 2021 we granted 117,338 PSUs. We estimate, as of the date of grant, the fair value of PSUs with a discounted cash flow model, using as model inputs the risk-free rate of return as the discount rate, dividend yield for dividends not paid during the restriction period, and a discount for lack of marketability for a one-year post-vest holding period. The lack of marketability discount used is the present value of a future put option using the Chaffe model. The weighted average assumptions used for the PSUs granted during the first quarter of fiscal 2021 and 2020, respectively, is presented below.

	FY 2021	FY 2020
Volatility	56.0%	30.5%
Risk-free rate of return	0.14%	1.72%
Dividend yield	3.26%	3.97%

Our unrecognized compensation expense as of September 30, 2020, related to PSUs, was $1.2 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted average remaining period of 2.4 years.

(15)     Segment Information

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

As of September 30, 2020, the Company operated 144 design centers (our retail segment) and our independent retailers operated 157 design centers. Our wholesale segment net sales include sales to our retail segment, which are eliminated in consolidation, and sales to our independent retailers and other third parties. Our retail segment net sales accounted for 78% of our consolidated net sales in the three months ended September 30, 2020. Our wholesale segment net sales accounted for the remaining 22%.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Segment information for the three months ended September 30, 2020 and 2019 is provided below (in thousands):

	Three months ended
	September 30,
	2020	2019
Net sales
Wholesale segment	$97,334	$101,329
Retail segment	118,081	137,266
Elimination of intercompany sales	(64,357)	(64,674)
Consolidated total	$151,058	$173,921

Income before income taxes
Wholesale segment	$13,138	$16,928
Retail segment	1,983	1,564
Elimination of intercompany profit (a)	(3,440)	149
Operating income	11,681	18,641
Interest (expense), net of interest income	(440)	19
Consolidated total	$11,241	$18,660

Depreciation and amortization
Wholesale segment	$1,704	$1,890
Retail segment	2,436	2,086
Consolidated total	$4,140	$3,976

Capital expenditures
Wholesale segment	$1,042	$1,163
Retail segment	1,397	2,251
Consolidated total	$2,439	$3,414

(a)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.

(in thousands)	September 30,	June 30,
Total Assets	2020	2020
Wholesale segment	$244,572	$255,011
Retail segment	404,705	390,635
Inventory profit elimination (a)	(26,756)	(22,857)
Consolidated total	$622,521	$622,789

(a)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(16)      Commitments and Contingencies

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. We record liabilities for commitments when incurred (specifically, when the goods or services are received). As of June 30, 2020, we had total contractual obligations of $233.4 million, of which $149.7 million related to our operating lease commitments, $50.0 million of long-term debt and $32.9 million of purchase obligations. With the exception of the $50.0 million repayment of our long-term debt in September 2020 and monthly lease payments made to our landlords totaling $8.4 million, there were no other material changes in our contractual obligations during the first three months of fiscal 2021.

We are routinely party to various legal proceedings, claims, lawsuits and regulatory examinations that have arisen in the ordinary course of our business, including employment matters, commercial and intellectual property disputes and environmental items. The outcome of litigation and other legal matters is always uncertain. We believe that the Company has valid defenses to the legal matters currently pending against it, is defending itself vigorously and has recorded accruals determined in accordance with GAAP, where appropriate. On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote”, “reasonably possible” or “probable” as defined by ASC 450, Contingencies. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. The liability we may ultimately incur with respect to such litigation matters, in the event of a negative outcome, may be in excess of amounts currently accrued, if any; however, we do not expect that the reasonably possible outcome of these litigation matters would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. Where we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for any potential litigation loss. Although it is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to us, management believes that, based on information available at September 30, 2020, the likelihood is remote that any current pending claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results and should be read in conjunction with our 2020 Annual Report on Form 10-K, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission (the “SEC”), and the consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Our MD&A is presented in the following sections:

-	Forward-Looking Statements
-	Executive Overview including COVID-19 Update
-	Key Operating Metrics
-	Results of Operations
-	Reconciliation of Non-GAAP Financial Measures
-	Liquidity
-	Capital Resources
-	Share Repurchase Program
-	Contractual Obligations
-	Dividends
-	Off-Balance Sheet Arrangements and Other Commitments and Contingencies
-	Foreign Currency
-	Significant Accounting Policies
-	Critical Accounting Estimates
-	Recent Accounting Pronouncements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent management's beliefs and assumptions concerning future events based on information currently available to the Company relating to its future results. Such forward-looking statements are identified in this news release incorporated herein by reference by use of forward-looking words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “continue,” “may,” “will,” “short-term,” “target,” “outlook,” “forecast,” “future,” “strategy,” “opportunity,” “would,” “guidance,” “non-recurring,” “one-time,” “unusual,” “should,” “likely,” “COVID-19 impact,” and similar expressions and the negatives of such forward-looking words. These forward-looking statements are subject to management decisions and various assumptions about future events and are not guarantees of future performance. Actual results could differ materially from those anticipated in the forward-looking statements due to a number of risks and uncertainties including, but not limited to the following: the ongoing global COVID-19 pandemic may continue to materially adversely affect the Company’s business, its results of operations and overall financial performance; additional funding from external sources may not be available at the levels required, or may cost more than expected; declines in certain economic conditions, which impact consumer confidence and consumer spending; an overall decline in the health of the economy and consumer spending may affect consumer purchases of discretionary items; a significant shift in consumer preference toward purchasing products online; ability to maintain and enhance the Ethan Allen brand; failure to successfully anticipate or respond to changes in consumer tastes and trends; global and local economic uncertainty may materially adversely affect manufacturing operations or sources of merchandise and international operations; competition from overseas manufacturers and domestic retailers; disruptions in the supply chain; fluctuations in the price, availability and quality of raw materials could result in increased costs or cause production delays; current and former manufacturing and retail operations and products are subject to increasingly stringent environmental, health and safety requirements; the number of manufacturing and logistics sites may increase exposure to business disruptions and could result in higher transportation costs; product recalls or product safety concerns; reliance on information technology systems to process transactions, summarize results, and manage its business and that of certain independent retailers; disruptions in both primary and back-up systems; successful cyber-attacks and the ability to maintain adequate cyber-security systems and procedures; loss, corruption and misappropriation of data and information relating to customers; changes in United States trade and tax policy; reliance on certain key personnel; loss of key personnel or inability to hire additional qualified personnel; additional asset impairment charges that could reduce profitability; access to consumer credit could be interrupted; inability to maintain current design center locations at current costs; failure to successfully select and secure design center locations; changes to tax policies; hazards and risks which may not be fully covered by insurance; possible failure to protect the Company’s intellectual property; and other factors disclosed in Part I, Item 1A. Risk Factors, in our 2020 Annual Report on Form 10-K, and elsewhere here in this Quarterly Report on Form 10-Q

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Many of these factors are beyond our ability to control or predict. Our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

Executive Overview

Who We Are. Founded in 1932, we are a leading interior design company and manufacturer and retailer of quality home furnishings. We are vertically integrated from design through delivery, affording our clientele a value proposition of style, quality and price. We offer complementary interior design service to our clients and sell a full range of furniture products and decorative accents through ethanallen.com and a network of approximately 300 design centers in the United States and abroad. The design centers represent a mix of independent licensees and our own Company-operated retail segment. We own and operate nine manufacturing facilities, including three manufacturing plants, one sawmill, one rough mill and a lumberyard in the United States and two manufacturing plants in Mexico and one manufacturing plant in Honduras. Approximately 75% of our products are made in our North American plants.

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

Our competitive advantages arise from:

●	providing fashionable high-quality products of the finest craftsmanship;
●	offering complimentary design service through our interior designer network;
●	offering a wide array of custom products across our upholstery, case goods, and accent product categories;
●	use of technology in all aspects of the business; and
●	leveraging our vertically integrated structure.

Fiscal 2021 First Quarter in Review(1). Our teams remained focused on serving our clients and keeping our workplaces safe during the first quarter of fiscal 2021. Our fundamentals continue to be strong, with retail written orders and backlogs reporting double-digit growth compared to the prior year, both within our design centers and from e-commerce. Production levels throughout our manufacturing increased steadily during the quarter and are returning back to pre-COVID-19 pandemic levels, which we expect will reduce the high undelivered order backlogs and reduce delivery lead-times in the near term. Our unique vertical structure, whereby we produce about 75% of what we sell, mostly on a custom made-to-order basis in our own North American manufacturing plants, allows us to maintain stronger service levels with greater control over inventory. We continued our marketing efforts and growth with our relevant offerings as well as our complimentary personal interior design service combined with technology and in-home white-glove delivery.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

COVID-19 Update(1). The impact of the COVID-19 crisis, which accelerated during our fiscal 2020 year and caused the temporary closing of all of our North American design centers and most of our manufacturing in March 2020 and through most of our fourth quarter, had a significant negative impact on our consolidated net sales during the first quarter of fiscal 2021. Consolidated net sales were 13.1% lower in the first quarter of fiscal 2021 compared to the prior year primarily due to lower production, supply chain disruptions from COVID-19 and reduced State Department net shipments. Net sales decreased by 3.9% within the wholesale segment and by 14.0% in the retail segment. While net sales decreased, written orders accelerated during the first quarter. Retail segment written orders were up 10.8% over the prior year, including 26.5% growth in August and 11.8% growth in September as discretionary spending continues to shift from travel and entertainment to home furnishings combined with strong marketing programs and 112% growth in e-commerce business orders. We continue to see increased demand for products in the home category and increased online traffic. Wholesale segment orders, while benefitting from the strong retail growth, were negatively impacted by the timing of GSA and other government orders due to COVID-19 pandemic related disruptions that are delaying issuance of new orders. The delayed orders are expected to be issued in the coming months. Excluding GSA and other government orders, Wholesale segment orders booked were up 9.2% for the quarter. Wholesale orders from our U.S. independent retailers increased 20.0%, while orders from our international independent retailers contracted 4.2% due to COVID-19 related economic disruptions in many of the international markets. The pace of our written business since reopening has lengthened the time between customer orders and delivery and we are working hard to reduces these lead times. Our adjusted gross margin increased 50 basis points to 56.8% primarily due to expansion within the wholesale gross margin partially offset by a decrease in the sales mix and plant shutdowns and lower production from COVID-19 related disruptions. Adjusted operating income, which excludes pre-tax charges from restructuring initiatives, asset impairments and other corporate actions in both periods presented, increased 0.7% compared with a year ago primarily due to strong gross margins and cost containment resulting in a 14.3% reduction in operating expenses. The fiscal 2021 effective income tax rate was 16.8% compared with 24.4% in the prior year due to a $0.9 million reduction in our valuation allowance on deferred tax assets. Adjusted diluted EPS was $0.36 compared with $0.35 in the prior year first quarter. As of September 30, 2020, our balance sheet remains strong with cash and cash equivalents of $62.0 million and inventory of $127.0 million. During the first three months of fiscal 2021, we generated $42.2 million of cash from operating activities and repaid the remaining $50.0 million in outstanding debt using available cash on hand. In addition, on August 4, 2020, our Board of Directors reinstated the regular quarterly cash dividend and declared a regular quarterly cash dividend of $0.21 per share, payable on October 22, 2020.

(1)	Refer to the Regulation G Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of U.S. GAAP to adjusted key financial metrics.

Retail Segment Restructuring and Impairment Charges. During the first quarter of fiscal 2021 we recorded $0.6 million of restructuring and impairment charges within the retail segment. The impairment charge of $0.6 million was for long-lived assets held at one of our retail design centers.

Impact of COVID-19 on our Business. The COVID-19 pandemic has resulted in significant economic disruption and adversely impacted our business. In the fourth quarter of fiscal 2020, in response to the COVID-19 pandemic, we took actions to conserve cash in the near term, including the temporary closure of design centers and manufacturing facilities, the furlough of 70% of our global workforce, the decision by our CEO to temporarily forego his salary through June 30, 2020, a temporary reduction in salaries of up to 40% for all senior management and up to 20% for other salaried employees through June 30, 2020, a temporary reduction of 50% in the cash compensation of the Company’s directors through June 30, 2020, the elimination of all non-essential operating expenses, a delay of capital expenditures, the temporary suspension of the regular quarterly dividend and temporarily halted our share repurchase program. We also borrowed $100 million under our revolving credit facility, which was subsequently repaid in full as of September 30, 2020, negotiated alternative terms for lease payments and reduced merchandise purchases to lower inventory carrying levels.

As of the end of the first quarter of fiscal 2021, our manufacturing facilities and design centers had all re-opened and the majority of our furloughed employees had returned to work.

At this time, we believe that we have sufficient liquidity to continue business operations during this volatile period. As the COVID-19 pandemic is complex and rapidly evolving, our plans as described in this report may change. Although we continue to actively manage the impact of the ongoing COVID-19 crisis and, at this point, we are unable to predict the impact COVID-19 will have on our financial operations in the near and long term. The timing of any future actions in response to COVID-19 is largely dependent on the mitigation of the spread of the virus, status of government orders, directives and guidelines, recovery of the business environment, economic conditions, and consumer demand for our products. Additionally, we continue to follow enhanced health and safety protocols across all locations to ensure our employees and our customers are well-protected.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Key Operating Metrics

A summary of our key operating metrics is presented in the following table (in millions, except per share amounts).

	Three months ended September 30,
	2020	% of Sales	% Chg	2019	% of Sales	% Chg
Net sales	$151.1	100.0%	(13.1%)	$173.9	100.0%	(7.4%)
Gross profit	$85.8	56.8%	(8.6%)	$93.8	53.9%	(7.5%)
Adjusted gross profit(1)	$85.8	56.8%	(12.4%)	$97.9	56.3%	(3.5%)
Operating income	$11.7	7.7%	(37.3%)	$18.6	10.7%	58.0%
Adjusted operating income(1)	$12.3	8.1%	0.7%	$12.2	7.0%	3.5%
Net income	$9.4	6.2%	(33.7%)	$14.1	8.1%	59.6%
Adjusted net income(1)	$9.0	5.9%	(3.2%)	$9.3	5.3%	4.7%
Diluted EPS	$0.37		(30.2%)	$0.53		60.6%
Adjusted diluted EPS(1)	$0.36		2.9%	$0.35		6.1%
Cash flow from operating activities	$42.2		80.3%	$23.4		(4.3%)
Wholesale written orders			(0.4%)			(1.5%)

(1)	Refer to the Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of U.S. GAAP to adjusted key financial metrics.

The components of consolidated net sales and operating income by business segment are presented in the following table (in millions).

	Three months ended September 30,
	2020	2019	% Chg
Net sales
Wholesale segment	$97.3	$101.3	(3.9%)
Retail segment	118.1	137.3	(14.0%)
Elimination of intersegment sales	(64.3)	(64.7)
Consolidated net sales	$151.1	$173.9	(13.1%)

Operating income
Wholesale segment	$13.1	$16.9	(22.4%)
Retail segment	2.0	1.6	26.8%
Elimination of intercompany profit (1)	(3.4)	0.1
Consolidated operating income	$11.7	$18.6	(37.3%)

(1)	Represents the change in wholesale profit contained in the retail segment inventory existing at the end of the period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table shows selected design center location information.

	Fiscal 2021			Fiscal 2020
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	160	144	304	158	144	302
New locations	4	-	4	3	4	7
Closures	(7)	-	(7)	(4)	(4)	(8)
Transfers	-	-	-	(1)	1	-
Balance at September 30	157	144	301	156	145	301
Relocations (in new and closures)	-	-	-	-	3	3

Retail Design Center geographic locations:
United States	35	138	173	38	139	177
Canada	-	6	6	-	6	6
China	105	-	105	100	-	100
Other Asia	11	-	11	11	-	11
Europe	1	-	1	1	-	1
Middle East	5	-	5	6	-	6
Total	157	144	301	156	145	301

Results of Operations

For an understanding of the significant factors that influenced our performance for the three months ended September 30, 2020 and 2019, respectively, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q ($ in millions, except per share amounts). Unless otherwise noted, all comparisons in the following discussion are from the three-month period ended September 30, 2020 to the comparable prior fiscal year three-month period.

First Quarter ended September 30, 2020 compared with First Quarter ended September 30, 2019

Consolidated net sales were $151.1 million, a decrease of 13.1% compared to the same prior year period. The net sales decrease was primarily due to the continued impact of COVID-19, which caused temporary design center closures in our fourth quarter of fiscal 2020, temporary closures of our manufacturing facilities, and a negative impact on our ability to deliver product to customers. This period of closure, given our production cycle from written order to delivery, has resulted in lower reported net sales in the first quarter of fiscal 2021. As our retail design centers and manufacturing locations have reopened, we have experienced a strong pace of written orders and our manufacturing is continuing to ramp up production to meet the demand.

Wholesale net sales decreased 3.9% to $97.3 million primarily due to a 24.9% decline in sales from the United States government General Services Administration (“GSA”) contract combined with a 9.1% decrease in sales to our international retail network primarily as a result of COVID-19 related economic disruptions.

Retail net sales from Company-operated design centers decreased 14.0% to $118.1 million. There was a 13.9% decrease in net sales in the United States, while net sales from Canadian design centers decreased 15.8%. The decline in net sales in the current year first quarter was due to lower production combined with supply chain disruptions within manufacturing as a result of COVID-19 in addition to reduced premier home delivery revenue and clearance sales. There were 144 Company-operated design centers at the end of the first quarter of fiscal 2021, compared to 145 in the prior year period.

Gross profit decreased 8.6% to $85.8 million compared with the prior year first quarter due to sales declines within both the wholesale and retail segments. Wholesale gross profit was up due to an increase in gross margin despite plant shutdowns and restrictions related to the ongoing COVID-19 pandemic partially offset by lower sales volumes. Retail gross profit was lower due to a 14.0% reduction in net shipments partially offset by a higher gross margin.

Gross margin was 56.8% compared with 53.9% a year ago. On an adjusted basis, the prior year gross margin was 56.3%. The increase in consolidated gross margin was due to higher wholesale and retail gross margins partially offset by a decrease in the sales mix. Retail sales, as a percentage of total consolidated sales, were 78.2% in the current year and 78.9% in the prior year. The wholesale gross margin was 34.8%, an increase from the adjusted wholesale gross margin 33.1% a year ago due to benefits being realized from the prior year optimization project, higher contract business gross margins and increased productivity. Retail gross margin expanded 10 basis points due to improved retail price optimization, including more competitive financing rates. Restructuring charges in the year ago first quarter totaling $4.1 million, which included the write off of inventory, higher unfavorable manufacturing variances and incremental freight and relocation costs, negatively impacted our consolidated gross margin by 240 basis points.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Operating expenses decreased to $74.1 million, or 49.0% of net sales, compared with $75.2 million, or 43.2% of net sales last year. Included in prior year operating expenses was a gain of $11.5 million from the sale of the Passaic property. Excluding the gain from the sale of Passaic, operating expenses decreased due to lower selling costs and a reduction in general and administrative expenses. Retail selling expenses were lower due to less warehouse and delivery expenses from a reduced volume of shipments, less designer selling expenses and lower compensation due to headcount reductions. Wholesale selling costs were down due to a reduction in advertising spend and lower compensation costs. General and administrative expenses decreased due to lower compensation costs coupled with lower occupancy costs and regional management charges. Restructuring and impairment charges incurred during the first quarter of fiscal 2021 were $0.6 million compared to a benefit of $10.9 million last year.

Operating income totaled $11.7 million compared with $18.6 million in the prior year first quarter. Adjusted operating income, which excludes the restructuring and impairment charges, was $12.3 million, or 8.1% of net sales in the current year compared with $12.2 million, or 7.0% of net sales last year. Strong cost containment measures, including improved expense management, combined with adjusted gross margin improvement, which rose 50 basis points year over year, drove operating income growth. These benefits to operating income were partially offset by the 13.1% decline in consolidated net sales.

Wholesale operating income totaled $13.1 million compared with $16.9 million last year. The 22.4% decrease was primarily due to the gain on the sale of the Passaic property in the year ago first quarter. Adjusted wholesale operating margin was $13.1 million or 13.5% of net sales, an increase compared with $10.4 million or 10.2% of net sales last year largely due to expanded wholesale adjusted gross margin of 170 basis points, lower wholesale compensation within general and administrative expenses and reduced advertising costs partially offset by a 3.9% reduction in net sales. The Company was able to reduce adjusted operating expenses by 10.5% primarily due to lower headcount, less marketing costs and actions taken to control and minimize expenditures.

Retail operating income was $2.0 million, or 1.7% of sales, compared with $1.6 million, or 1.1% of sales, for the prior year period. The retail operating margin increased 60 basis points due to the 10 basis point improvement in gross margin and a 14.9% decrease in operating expenses from lower selling, administrative, occupancy and regional management costs partially offset by a 14.0% reduction in net sales.

Income tax expense was $1.9 million compared with $4.6 million a year ago. Income tax expense was $2.7 million lower compared with a year ago primarily due to the $7.4 million decrease in income before income taxes and a $0.9 million reduction to our valuation allowance on retail segment deferred tax assets. Our effective rate was 16.8% in the current quarter compared with 24.4% last year due to the discrete tax benefit related to a reduction in our valuation allowance on retail deferred tax assets.

Net income was $9.4 million compared with $14.1 million last year. Adjusted net income of $9.0 million was down 3.2% from $9.3 million a year ago due to net sales being negatively impacted as a result of the COVID-19 health crisis partially offset by improved gross margins and strong cost containment measures resulting in a significant reduction in adjusted operating expenses.

Diluted EPS was $0.37 compared with $0.53 per diluted share in the prior year comparable period. Adjusted diluted EPS was $0.36, up 2.9% compared with $0.35 a year ago and driven by improved gross margin and cost containment.. The valuation allowance tax benefit, net of the retail design center impairment charge positively impacted diluted EPS by $0.01 during fiscal 2021. The gain on the sale of the Passaic property partially offset with other first quarter fiscal 2020 restructuring activities and corporate actions increased diluted EPS by $0.18.

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

(In thousands, except per share data)	Three months ended
	September 30,
	2020	2019	% Chg
Consolidated Adjusted Gross Profit / Gross Margin
GAAP Gross profit	$85,770	$93,794	(8.6%)
Adjustments (pre-tax) *	-	4,140
Adjusted gross profit *	$85,770	$97,934	(12.4%)
Adjusted gross margin *	56.8%	56.3%

Consolidated Adjusted Operating Income / Operating Margin
GAAP Operating income	$11,681	$18,641	(37.3%)
Adjustments (pre-tax) *	623	(6,428)
Adjusted operating income *	$12,304	$12,213	0.7%

Consolidated Net sales	$151,058	$173,921	(13.1%)
GAAP Operating margin	7.7%	10.7%
Adjusted operating margin *	8.1%	7.0%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income	$9,353	$14,106	(33.7%)
Adjustments, net of tax *	(398)	(4,853)
Adjusted net income	$8,955	$9,253	(3.2%)
Diluted weighted average common shares	25,206	26,750
GAAP Diluted EPS	$0.37	$0.53	(30.2%)
Adjusted diluted EPS *	$0.36	$0.35	2.9%

Wholesale Adjusted Operating Income / Adjusted Operating Margin
Wholesale GAAP operating income	$13,138	$16,928	(22.4%)
Adjustments (pre-tax) *	-	(6,576)
Adjusted wholesale operating income *	$13,138	$10,352	26.9%

Wholesale net sales	$97,334	$101,329	(3.9%)
Wholesale GAAP operating margin	13.5%	16.7%
Adjusted wholesale operating margin *	13.5%	10.2%

Retail Adjusted Operating Income / Adjusted Operating Margin
Retail GAAP operating income	$1,983	$1,564	26.8%
Adjustments (pre-tax) *	623	148
Adjusted retail operating income *	$2,606	$1,712	52.2%

Retail net sales	$118,081	$137,266	(14.0%)
Retail GAAP operating margin	1.7%	1.1%
Adjusted retail operating margin *	2.2%	1.2%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

* Adjustments to reported U.S. GAAP financial measures including gross profit and margin, operating income and margin, net income, and diluted EPS have been adjusted by the following:

	Three months ended
(In thousands)	September 30,
	2020	2019
Inventory write-downs and additional reserves (wholesale)	$-	$3,088
Manufacturing overhead costs and other (wholesale)	-	1,052
Adjustments to gross profit	$-	$4,140

Inventory write-downs and additional reserves (wholesale)	$-	$3,088
Optimization of manufacturing and logistics (wholesale)	-	1,692
Gain on sale of Passaic, New Jersey property (wholesale)	-	(11,497)
Severance and other professional fees (wholesale)	-	150
Retail acquisition costs, severance and other charges (retail)	-	139
Impairment of long-lived assets (retail)	623	-
Adjustments to operating income	$623	$(6,428)
Adjustments to income before income taxes	$623	$(6,428)
Related income tax effects on non-recurring items(1)	(153)	1,575
Income tax benefit from valuation allowance adjustment	(868)	-
Adjustments to net income	$(398)	$(4,853)

(1)	Calculated using a tax rate of 24.5% in all periods presented.

Liquidity

At September 30, 2020, we held cash and cash equivalents of $62.0 million compared with $72.3 million at June 30, 2020. Our principal sources of liquidity include cash and cash equivalents, cash flow from operations and amounts available under our credit facility. Cash and cash equivalents aggregated to 10.0% of our total assets at September 30, 2020, compared with 7.0% of our total assets a year ago and 11.6% at June 30, 2020. Our cash and cash equivalents decreased $10.3 million during the first three months of fiscal 2021 as we repaid 100% or $50.0 million of our outstanding borrowings under our existing credit facility in September 2020, partially offset by net cash provided by operating activities of $42.2 million.

A summary of net cash provided by (used in) operating, investing and financing activities for the three months ended September 30, 2020 and 2019 is provided below (in millions):

	Three months ended
	September 30,
	2020	2019
Operating activities
Net income	$9.4	$14.1
Non-cash operating lease cost	7.5	8.0
Other non-cash items, including depreciation and amortization	3.6	(1.9)
Restructuring payments	(0.1)	(4.1)
Change in working capital	21.8	7.3
Total provided by operating activities	$42.2	$23.4

Investing activities
Proceeds from the disposal of property, plant and equipment	$-	$11.6
Capital expenditures	(2.4)	(3.4)
Acquisitions, net of cash acquired	-	(1.3)
Total (used in) provided by investing activities	$(2.4)	$6.9

Financing activities
Payments on borrowings	$(50.0)	$-
Payment of cash dividends	-	(5.1)
Other financing activities	(0.1)	(0.1)
Total used in financing activities	$(50.1)	$(5.2)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash Provided by (Used in) Operating Activities. We generated $42.2 million in cash from operating activities during the first quarter of fiscal 2021, an 80.3% increase over the prior year primarily due to improved working capital and lower restructuring payments. Strong cash flow generation from positive working capital changes were due to higher customer deposits, improved inventory management and timing of accounts payable partially offset by lower collections on receivables and timing of prepaid expenses. Written order growth over the past three months combined with lower net shipments drove the customer deposit balance significantly up. Restructuring payments in the prior year first quarter of $4.1 million were made in connection with our previously announced optimization of manufacturing and logistics activities as well as other exit and relocation costs.

Cash Provided by (Used in) Investing Activities. Cash used in investing activities of $2.4 million was for capital expenditures during the first three months of fiscal 2021. In the year ago first quarter, investing activities provided cash of $6.9 million due to cash proceeds of $11.6 million received from the sale of the Passaic property during September 2019 partially offset by capital expenditures of $3.4 million and design center acquisitions. Cash paid to acquire design centers from our independent retailers in arm’s length transactions totaled $1.3 million a year ago.

Cash Provided by (Used in) Financing Activities. Cash used in financing activities was $50.1 million compared with $5.2 million of in the prior year comparable period. The significant increase in cash used by financing activities was due to the $50.0 million repayment of our borrowings under the revolving credit facility partially offset by lower cash dividends paid due to the temporary suspension of our regular quarterly cash dividend during the fourth quarter of fiscal 2020. On August 4, 2020, our Board of Directors reinstated the regular quarterly cash dividend of $0.21 per share payable to shareholders of record as of October 8, 2020 and was paid on October 22, 2020. Our policy is to issue quarterly dividends, and we expect to continue to declare and pay comparable quarterly dividends for the foreseeable future, business conditions permitting.

We believe our liquidity (cash on hand, cash flow from operating activities and amounts available under our credit facility), will be sufficient to fund our operations, including changes in working capital, necessary capital expenditures, fiscal 2021 contractual obligations and other financing activities, as they occur, for at least the next 12 months. During the period of uncertainty and volatility related to the COVID-19 pandemic, we will continue to monitor our liquidity.

Included in our cash and cash equivalents is $4.0 million and $3.4 million at September 30, 2020 and June 30, 2020, respectively, held by foreign subsidiaries, a portion of which we have determined to be indefinitely reinvested.

Capital Resources

Capital Expenditures. Capital expenditures in the first three months of fiscal 2021 were $2.4 million, compared with $3.4 million in the prior year period. The decrease of $1.0 million from the prior year related primarily to lower spending on retail design center improvements and prior year conversion of our Old Fort, North Carolina facility into a distribution center. Approximately 57% of our total capital expenditures during fiscal 2021 related to opening new and relocating design centers in desirable locations, updating existing design center presentations and floor plans and renovating home delivery centers. The remaining 43% was primarily capital expenditures incurred to expand our existing Maiden, North Carolina manufacturing campus as well as investments in additional technology to improve existing workflows. We have no material contractual commitments outstanding for future capital expenditures. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Capital Needs. During December 2018 we entered into a five-year, $165 million senior secured revolving credit facility, which amended and restated the previously existing facility. During March 2020, we borrowed a total of $100 million under the credit facility, repaid $50 million in June 2020 and the remaining $50 million in September 2020 from available cash. Prior to March, there were no borrowings outstanding under the credit facility. We had elected to draw down on the credit facility to increase our cash position as a precautionary measure and to preserve financial flexibility in consideration of the disruption and uncertainty surrounding the ongoing COVID-19 pandemic. Strong cash flow generation over the past six months allowed us to repay 100% of our borrowings and still end the quarter with a cash on hand balance of $62.0 million.

Letters of Credit - At September 30, 2020 and June 30, 2020, there was $5.0 million and $5.8 million, respectively, of standby letters of credit outstanding under the revolving credit facility.

Total availability under the credit facility was $104.5 million at September 30, 2020 and $58.9 million at June 30, 2020. At September 30, 2020 and June 30, 2020, we were in compliance with all the covenants under the revolving credit facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Share Repurchase Program

There were no share repurchases under our existing multi-year share repurchase program (the “Share Repurchase Program”) during the first three months of fiscal 2021 and 2020. At September 30, 2020, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to our program. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions. The Share Repurchase Program was temporarily halted on April 1, 2020 as part of our action plan in response to COVID-19. There is no expiration date on the repurchase authorization.

Contractual Obligations

Fluctuations in our operating results, levels of inventory on hand, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of June 30, 2020, we had total contractual obligations of $233.4 million, of which $149.7 million related to our operating lease commitments, $50.0 million of long-term debt and $32.9 million of purchase obligations. With the exception of the $50.0 million repayment of our long-term debt in September 2020 and monthly lease payments made to our landlords totaling $8.4 million, there were no other material changes in our contractual obligations during the first three months of fiscal 2021.

Dividends

At the quarterly Board of Directors meeting held on April 28, 2020, our Board temporarily suspended the Company’s regular quarterly cash dividend due to the COVID-19 impact.

On August 4, 2020, our Board of Directors reinstated the regular quarterly cash dividend and declared a regular quarterly cash dividend of $0.21 per share. The cash dividend of $5.3 million was paid on October 22, 2020, to common stockholders of record on October 8, 2020. Our Board of Directors met with management to review the effects of the COVID-19 pandemic on the business and determined that it was appropriate to return capital to shareholders in the form of a quarterly cash dividend equal to the pre-COVID-19 level of $0.21 per share. We will continue to monitor the pace of business as it relates to future dividends and any future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us, subject to final determination by our Board of Directors.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Significant Accounting Policies

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included in our 2020 Annual Report on Form 10-K. There have been no changes in our significant accounting policies during the first three months of fiscal 2021 from those disclosed in our 2020 Annual Report on Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions.

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K.

There have been no significant changes in our critical accounting estimates during the first three months of fiscal 2021 from those disclosed in our 2020 Annual Report on Form 10-K.

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

Interest Rate Risk

Debt. Interest rate risk exists primarily through our borrowing activities. We utilize U.S. dollar denominated borrowings to fund substantially all our working capital and investment needs. At September 30, 2020, we did not have any debt obligations (fixed or floating-rate) outstanding under our revolving credit facility. It is anticipated that the fair market value of any future debt under the credit facility will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of such debt would be significantly impacted by current market events. Previous borrowings under the credit facility during fiscal 2020 had an interest rate equal to the one-month LIBOR plus a spread using a debt leverage pricing grid. During the first quarter of fiscal 2021, we recorded interest expense of $0.3 million on our outstanding debt amounts. We currently do not engage in any interest rate hedging activity and we have no intention of doing so in the foreseeable future. A hypothetical 100 basis point change (up or down) in the one-month LIBOR rate would would not have a material effect on our consolidated results of operations and financial condition.

LIBOR Transition. Borrowings under our revolving line of credit have an interest rate tied to LIBOR, which is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressure may cause LIBOR to disappear entirely or to perform differently than in the past. It is expected that certain banks will stop reporting information used to set LIBOR at the end of 2021 when their reporting obligations cease. This will effectively end the usefulness of LIBOR and end its publication. If LIBOR is no longer available, or otherwise at our option, we will pursue alternative interest rate calculations in our Credit Agreement, including the use of the Secured Overnight Financing Rate (SOFR). A number of other alternatives to LIBOR have been proposed or are being developed, but it is not clear which, if any, will be adopted. Any of these alternative methods may result in interest payments that are higher than expected or that do not otherwise correlate over time with the payments that would have been made on such indebtedness for the interest periods if the applicable LIBOR rate was available in its current form.

Foreign Currency Exchange Risk

Foreign currency exchange risk is primarily limited to our operation of Ethan Allen operated retail design centers located in Canada and our manufacturing plants in Mexico and Honduras, as substantially all purchases of imported parts and finished goods are denominated in United States dollars. As such, foreign exchange gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on our consolidated results of operations. A decrease in the value of foreign currencies relative to the U.S. dollar may affect the profitability of our vendors, but as we employ a balanced sourcing strategy, we believe any impact would be moderate relative to peers in our industry. A hypothetical 10% weaker United States dollar against all foreign currencies at September 30, 2020 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and we have no intention of doing so in the foreseeable future.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Impact of Inflation

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer (principal executive officer) and the Executive Vice President, Administration, Chief Financial Officer and Treasurer (principal financial officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes during the first three months of fiscal 2021 to the matters discussed in Part I, Item 3 - Legal Proceedings in our 2020 Annual Report on Form 10-K.

Item 1A. Risk Factors

We operate in a changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, operating results or cash flows. We described, in our 2020 Annual Report on Form 10-K, the primary risks related to our business, and periodically update those risks for material developments. For a detailed discussion of certain risks that affect our business, refer to the risk factors identified in section Item 1A – Risk Factors in our 2020 Annual Report on Form 10-K.

There were no material changes during the first three months of fiscal 2021 to the risk factors associated with our business as previously identified in our 2020 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c) Issuer Purchases of Equity Securities

Our Board of Directors has authorized management, at its discretion, to make repurchases of its common stock in the open market and through privately negotiated transactions, subject to market conditions, pursuant to our previously announced repurchase program. At September 30, 2020, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to our program. There were no share repurchases under the program during the quarter ended September 30, 2020. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchases, if any, will be determined by our officers at their discretion, and as permitted by securities laws, covenants under existing bank agreements and other legal and contractual requirements, and will be based on a number of factors, including an evaluation of general market and economic conditions and the trading price of the common stock. The share repurchase program may be suspended or discontinued at any time without prior notice.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 6. Exhibits

(a)	Exhibits

The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: October 29, 2020	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2020	BY: /s/ Corey Whitely
Corey Whitely
Executive Vice President, Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)