Form 10-Q
period 2020-12-31
ETHAN ALLEN INTERIORS INC
filed 2021-01-28
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 1-11692

Ethan Allen Interiors Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1275288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Lake Avenue Ext., Danbury, Connecticut	06811-5286
(Address of principal executive offices)	(Zip Code)

(203) 743-8000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share	ETH	New York Stock Exchange
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of January 21, 2021 was 25,173,082.

ETHAN ALLEN INTERIORS INC.

FORM 10-Q SECOND QUARTER OF FISCAL 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(In thousands, except par value)

	December 31, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$80,035	$72,276
Accounts receivable, net	8,985	8,092
Inventories, net	126,748	126,101
Prepaid expenses and other current assets	30,160	23,483
Total current assets	245,928	229,952
Property, plant and equipment, net	234,425	236,678
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	108,470	109,342
Deferred income taxes	641	137
Other assets	1,627	1,552
Total ASSETS	$636,219	$622,789

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$33,989	$25,595
Customer deposits and deferred revenue	90,063	64,031
Accrued compensation and benefits	21,149	18,278
Current operating lease liabilities	31,838	27,366
Other current liabilities	10,439	3,708
Total current liabilities	187,478	138,978
Long-term debt	-	50,000
Operating lease liabilities, long-term	95,703	102,111
Deferred income taxes	872	1,074
Other long-term liabilities	4,602	2,562
Total LIABILITIES	$288,655	$294,725

Commitments and contingencies (see Note 16)
Shareholders' equity:
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	$-	$-
Common stock, $0.01 par value, 150,000 shares authorized, 49,173 and 49,053 shares issued; 25,173 and 25,053 shares outstanding at December 31, 2020 and June 30, 2020, respectively	492	491
Additional paid-in capital	380,643	378,300
Treasury stock, at cost: 24,000 shares at December 31, 2020 and June 30, 2020	(680,916)	(680,916)
Retained earnings	653,255	638,631
Accumulated other comprehensive loss	(5,895)	(8,441)
Total Ethan Allen Interiors Inc. shareholders' equity	347,579	328,065
Noncontrolling interests	(15)	(1)
Total shareholders' equity	347,564	328,064
Total LIABILITIES AND SHAREHOLDERS' EQUITY	$636,219	$622,789

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	December 31,		December 31,
	2020	2019	2020	2019
Net sales	$178,826	$174,574	$329,884	$348,495
Cost of sales	77,494	77,053	142,782	157,180
Gross profit	101,332	97,521	187,102	191,315

Selling, general and administrative expenses	78,354	88,495	151,820	174,505
Restructuring and other impairment charges, net of gains	423	(178)	1,046	(11,035)
Operating income	22,555	9,204	34,236	27,845
Other expenses
Interest and other financing costs	47	51	382	99
Other income (expense), net	(330)	114	(435)	181
Income before income taxes	22,178	9,267	33,419	27,927
Income tax expense	5,295	2,181	7,183	6,735
Net income	$16,883	$7,086	$26,236	$21,192

Per share data
Basic earnings per common share:
Net income per basic share	$0.67	$0.27	$1.04	$0.80
Basic weighted average common shares	25,239	26,580	25,209	26,646
Diluted earnings per common share:
Net income per diluted share	$0.67	$0.27	$1.04	$0.79
Diluted weighted average common shares	25,309	26,612	25,257	26,681

Comprehensive income
Net income	$16,883	$7,086	$26,236	$21,192
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,990	773	2,546	274
Other	(5)	(19)	(14)	(26)
Other comprehensive income, net of tax	1,985	754	2,532	248
Comprehensive income	$18,868	$7,840	$28,768	$21,440

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six months ended
	December 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$26,236	$21,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,145	8,430
Share-based compensation expense	711	123
Non-cash operating lease cost	14,953	16,191
Deferred income taxes	(706)	153
Restructuring and other impairment charges, net of gains	1,435	(6,503)
Restructuring payments	31	(5,021)
Loss on disposal of property, plant and equipment	13	163
Other	12	136
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(893)	973
Inventories, net	(1,036)	21,303
Prepaid expenses and other current assets	(5,952)	226
Customer deposits and deferred revenue	26,032	(9,746)
Accounts payable and accrued expenses	8,394	(8,342)
Accrued compensation and benefits	2,780	(475)
Operating lease liabilities	(16,706)	(16,037)
Other assets and liabilities	2,469	622
Net cash provided by operating activities	65,918	23,388

Cash Flows from Investing Activities
Proceeds from disposal of property, plant and equipment	1,225	12,423
Capital expenditures	(5,878)	(7,987)
Acquisitions, net of cash acquired	-	(1,281)
Other investing activities	-	20
Net cash (used in) provided by investing activities	(4,653)	3,175

Cash Flows from Financing Activities
Payments on borrowings	(50,000)	-
Payment of cash dividends	(5,288)	(10,685)
Proceeds from employee stock plans	1,633	53
Repurchases of common stock	-	(8,163)
Other financing activities	(290)	(278)
Net cash used in financing activities	(53,945)	(19,073)

Effect of exchange rate changes on cash and cash equivalents	439	(8)

Net increase in cash and cash equivalents	7,759	7,482
Cash and cash equivalents at beginning of period	72,276	20,824
Cash and cash equivalents at end of period	$80,035	$28,306

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Unaudited)

 (In thousands)

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2020	49,053	$491	$378,300	24,000	$(680,916)	$(8,441)	$638,631	$(1)	$328,064
Net income	-	-	-	-	-	-	9,353	-	9,353
Share-based compensation expense	-	-	254	-	-	-	-	-	254
Cash dividends declared	-	-	-	-	-	-	(5,287)	-	(5,287)
Other comprehensive income (loss)	-	-	-	-	-	556	-	(9)	547
Balance at September 30, 2020	49,053	$491	$378,554	24,000	$(680,916)	$(7,885)	$642,697	$(10)	$332,931
Net income	-	-	-	-	-	-	16,883	-	16,883
Common stock issued on share-based awards	120	1	1,632	-	-	-	-	-	1,633
Share-based compensation expense	-	-	457	-	-	-	-	-	457
Cash dividends declared	-	-	-	-	-	-	(6,325)	-	(6,325)
Other comprehensive income (loss)	-	-	-	-	-	1,990	-	(5)	1,985
Balance at December 31, 2020	49,173	$492	$380,643	24,000	$(680,916)	$(5,895)	$653,255	$(15)	$347,564

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2019	49,049	$491	$377,913	22,462	$(656,597)	$(5,651)	$647,710	$63	$363,929
Net income	-	-	-	-	-	-	14,106	-	14,106
Common stock issued on share-based awards	1	-	18	-	-	-	-	-	18
Share-based compensation expense	-	-	151	-	-	-	-	-	151
Impact of ASU 2016-02 adoption, net of tax	-	-	-	-	-	-	(1,585)	-	(1,585)
Cash dividends declared	-	-	-	-	-	-	(5,610)	-	(5,610)
Other comprehensive income (loss)	-	-	-	-	-	(499)	-	(7)	(506)
Balance at September 30, 2019	49,050	$491	$378,082	22,462	$(656,597)	$(6,150)	$654,621	$56	$370,503
Net income	-	-	-	-	-	-	7,086	-	7,086
Common stock issued on share-based awards	4	-	35	-	-	-	-	-	35
Share-based compensation expense	-	-	(28)	-	-	-	-	-	(28)
Cash dividends declared	-	-	-	-	-	-	(5,496)	-	(5,496)
Repurchase of common stock	-	-	-	546	(10,029)	-	-	-	(10,029)
Other comprehensive income (loss)	-	-	-	-	-	773	-	(19)	754
Balance at December 31, 2019	49,054	$491	$378,089	23,008	$(666,626)	$(5,377)	$656,211	$37	$362,825

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Organization and Nature of Business

Founded in 1932 and incorporated in Delaware in 1989, Ethan Allen Interiors Inc., through its wholly-owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, “we,” “us,” “our,” “Ethan Allen” or the “Company”), is a leading interior design company, manufacturer and retailer in the home furnishings marketplace. Today we are a global luxury international home fashion brand that is vertically integrated from design through delivery, which affords our customers a value proposition of style, quality and price. We provide complimentary interior design service to our customers and sell a full range of furniture products and decorative accents through a retail network of approximately 300 design centers in the United States and abroad as well as online at ethanallen.com. The design centers represent a mix of independent licensees and Company-owned and operated locations. As of December 31, 2020, our Company operates 144 retail design centers, with 138 located in the United States and the remaining six in Canada. The majority of the independently operated design centers are in Asia, with the remaining independently operated design centers located throughout the United States, the Middle East and Europe. We also own and operate nine manufacturing facilities including six manufacturing plants in the United States, two manufacturing plants in Mexico and one manufacturing plant in Honduras.

COVID-19 Update

The COVID-19 crisis has challenged our operations, but our associates continue to persevere through these challenges. Our primary focus has been to operate in a safe manner, for our associates and clients. As our design centers began to reopen, we implemented various mitigating and safety protocols recommended by the United States Center for Disease Control (“CDC”) guidelines for operating businesses safely. We established logistics for the supply of hand sanitizer and related dispensers, disinfectant cleaning supplies, masks and nitrile gloves, and have increased the cleaning frequency of our design centers and other facilities. For the safety of our associates in our design centers we require all associates and clients to wear masks.

In our initial response to the COVID-19 health crisis, we took immediate action and made adjustments to our business operations, including temporary design center and manufacturing plant closings, a reduction in headcount, curtailing certain operating expenses, suspension of our dividend and share repurchases and delaying investments and capital expenditures. Our approach to the crisis continues to evolve as business trends substantially improved during the first half of fiscal 2021. Given the positive trends in cash flows, we repaid the remaining $50.0 million in outstanding debt, previously borrowed under our credit facility in March 2020. We also resumed production in our North American manufacturing plants to work through existing order backlog and have ramped up to near pre-COVID-19 production levels. The temporary salary reductions were lifted, effective June 30, 2020, as planned and we have brought back many of our associates previously furloughed in April 2020. Further, on August 4, 2020, our Board of Directors reinstated the regular quarterly cash dividend.

We have seen a significant improvement in business conditions, which has increased our profitability and generated strong positive cash flow during fiscal 2021. Substantially all of our design centers that were temporarily closed have reopened and written orders taken at both the retail and wholesale segments exceeded levels from a year ago. Tempering these improvements are the continuing logistical challenges faced by the entire home furnishings industry resulting from COVID-19-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs. Inventory and supply chain management remain our areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory shortage and obsolescence. We continue to produce about 75% of our products in our North American manufacturing facilities. The other 25% is sourced primarily from Southeast Asia and China. The receipt of inventory and raw materials imported from these areas has been slowed or disrupted. In addition, ocean freight capacity issues continue to persist worldwide due to the ongoing global COVID-19 pandemic, which has resulted in recent price increases per shipping container. While we continue to manage and evaluate our logistics providers, there is no indication that ocean freight container rates will return to pre-COVID-19 levels in the near-term and these increases could have an adverse effect on our consolidated results of operations.

Whereas some state and local governments have eased restrictions on commercial retail activity, it is possible that a resurgence in COVID-19 cases could prompt a return to tighter restrictions in certain areas. Furthermore, while the home furnishings industry has fared better during the pandemic than certain other sectors of the economy, continued economic weakness may eventually have an adverse impact upon our business. While we continue to serve our customers and operate our business while managing the ongoing COVID-19 health crisis, there can be no assurance that future COVID-19 related developments will not have an impact on our business, results of operations or financial condition since the extent and duration of the health crisis remains highly uncertain. We will continue to make decisions regarding the sources and uses of capital in our business to reflect and adapt to changes in market conditions, including any lasting effects of COVID-19. Future adverse developments in connection with the ongoing COVID-19 crisis, including additional waves of COVID-19 outbreaks, evolving international, federal, state and local restrictions and safety regulations in response to COVID-19, changes in consumer behavior, health concerns, the pace of economic activity in the wake of the COVID-19 crisis, or other similar issues could adversely affect our business, results of operations or financial condition in the future, or including our financial results and business performance for fiscal 2021.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Principles of Consolidation

We conduct business globally and have strategically aligned our business into two reportable segments: wholesale and retail. These two segments represent strategic business areas of our vertically integrated enterprise that operate separately and provide their own distinctive services. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany activity and balances have been eliminated from the consolidated financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and six months ended December 31, 2020 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our fiscal 2020 Annual Report on Form 10-K (the “2020 Annual Report on Form 10-K”).

Reclassifications

The Company reclassified in the Consolidated Statement of Comprehensive Income certain prior year comparative figures from Interest income, net of interest (expense) to Interest and other financing costs and Other income (expense), net to conform to the current year’s presentation. In addition, the Company reclassified in the Consolidated Statement of Cash Flows certain prior year comparative figures from Other financing activities to Proceeds from employee stock plans within Net cash used in financing activities to conform to the current year's presentation. These changes were made for disclosure purposes only and did not have any impact on previously reported results.

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

No other new accounting pronouncements issued or effective as of December 31, 2020 have had or are expected to have a material impact on our consolidated financial statements.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Estimated refunds for returns and allowances are based on our historical return patterns. We record these estimated sales refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At December 31, 2020 and June 30, 2020, these amounts were immaterial.

We capitalize commission fees paid to our associates as contract assets within Prepaid expenses and other current assets on our consolidated balance sheets. These prepaid commissions are subsequently recognized as a selling expense upon delivery (when we have transferred control of our product to our customer). At December 31, 2020, we had prepaid commissions of $14.6 million, which we expect to recognize to selling expense in the next six months.

In many cases we receive deposits from customers before we have transferred control of our product to our customers, resulting in contract liabilities. These customer deposits are reported as a current liability in Customer deposits and deferred revenue on our consolidated balance sheets. At June 30, 2020 we had customer deposits of $62.6 million, of which we recognized $12.0 million and $57.9 million, respectively, as net sales upon delivery to the customer during the three and six months ended December 31, 2020. Customer deposits totaled $90.0 million at December 31, 2020.

The following table disaggregates our net sales by product category by segment for the three months ended December 31, 2020 (in thousands):

	Wholesale	Retail	Total
Upholstery(1)	$53,573	$74,087	$127,660
Case goods(2)	30,984	38,743	69,727
Accents(3)	18,803	29,441	48,244
Other(4)	(1,810)	2,547	737
Total before intercompany eliminations	$101,550	$144,818	246,368
Intercompany eliminations(5)			(67,542)
Consolidated net sales			$178,826

The following table disaggregates our net sales by product category by segment for the six months ended December 31, 2020 (in thousands):

	Wholesale	Retail	Total
Upholstery(1)	$106,308	$131,772	$238,080
Case goods(2)	59,723	71,661	131,384
Accents(3)	35,999	53,754	89,753
Other(4)	(3,146)	5,712	2,566
Total before intercompany eliminations	$198,884	$262,899	461,783
Intercompany eliminations(5)			(131,899)
Consolidated net sales			$329,884

The following table disaggregates our net sales by product category by segment for the three months ended December 31, 2019 (in thousands):

	Wholesale	Retail	Total
Upholstery(1)	$44,329	$63,696	$108,025
Case goods(2)	31,797	39,883	71,680
Accents(3)	16,170	30,247	46,417
Other(4)	(407)	5,275	4,868
Total before intercompany eliminations	$91,889	$139,101	230,990
Intercompany eliminations(5)			(56,416)
Consolidated net sales			$174,574

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table disaggregates our net sales by product category by segment for the six months ended December 31, 2019 (in thousands):

	Wholesale	Retail	Total
Upholstery(1)	$94,349	$126,932	$221,281
Case goods(2)	65,826	78,643	144,469
Accents(3)	34,167	60,229	94,396
Other(4)	(1,124)	10,563	9,439
Total before intercompany eliminations	$193,218	$276,367	469,585
Intercompany eliminations(5)			(121,090)
Consolidated net sales			$348,495

(1)	Upholstery furniture includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.

(2)	Case goods furniture includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture and wooden accents.

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

(5)	Intercompany eliminations represent the elimination of all intercompany wholesale segment sales to the retail segment during the period presented.

(5)	Fair Value Measurements

We have categorized our cash equivalents as Level 1 assets within the fair value hierarchy as there are quoted prices in active markets for identical assets or liabilities. As of December 31, 2020, we did not have any outstanding debt. The fair value of our long-term debt at June 30, 2020 was $50.0 million, which approximated its carrying amount given the application of a floating interest rate equal to the monthly LIBOR rate plus a spread using a debt leverage pricing grid. As the interest rate on our long-term debt is a variable rate, adjusted based on market conditions, it approximates the current market-rate for similar instruments available to companies with comparable credit quality and maturity, and therefore, our long-term debt was categorized as a Level 2 liability in the fair value hierarchy as of June 30, 2020. There were no Level 3 assets or liabilities held by the Company as of December 31, 2020 and June 30, 2020.

With the exception of the $0.6 million retail asset impairment charge, we did not record any additional other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis during fiscal 2021.

(6)	Inventories

Inventories are summarized as follows (in thousands):

	December 31,	June 30,
	2020	2020
Finished goods	$97,391	$97,718
Work in process	9,389	9,589
Raw materials	22,892	21,343
Inventory reserves	(2,924)	(2,549)
Inventories, net	$126,748	$126,101

(7)	Goodwill and Intangible Assets

Our goodwill and intangible assets are comprised of goodwill, which represents the excess of cost over the fair value of net assets acquired, and our Ethan Allen trade name and related trademarks. As of December 31, 2020, the goodwill balance was $25.4 million, while other indefinite-lived intangible assets totaled $19.7 million, consistent with the balances as of June 30, 2020.

Both goodwill and indefinite-lived intangible assets are not amortized as they are estimated to have an indefinite life. We evaluate goodwill and other indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year, and between annual tests whenever events or circumstances indicate that the carrying value may exceed fair value.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(8)	Leases

We have operating leases for many of our design centers that expire at various dates through fiscal 2040. In addition, we also lease certain tangible assets, including computer equipment and vehicles with initial lease terms ranging from three to five years. We determine if a contract contains a lease at inception based on our right to control the use of an identified asset and our right to obtain substantially all of the economic benefits from the use of that identified asset. Certain operating leases have renewal options and rent escalation clauses as well as various purchase options. We assess these options to determine if we are reasonably certain of exercising these options based on all relevant economic and financial factors. Any options that meet these criteria are included in the lease term at lease commencement.

The Company's lease terms and discount rates are as follows:

	December 31,
	2020	2019
Weighted-average remaining lease term (in years)
Operating leases	6.6	6.7
Financing leases	1.7	1.9
Weighted-average discount rate
Operating leases	4.3%	3.7%
Financing leases	4.3%	4.4%

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

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

		Three months ended December 31,
	Statement of Comprehensive Income Location	2020	2019
Operating lease cost(1)	Selling, general and administrative (“SG&A”)	$7,461	$8,169
Financing lease cost
Depreciation of property	SG&A	144	146
Interest on lease liabilities	Interest and other financing costs	3	8
Short-term lease cost(2)	SG&A	240	355
Variable lease cost(3)	SG&A	2,351	2,373
Less: Sublease income	SG&A	(454)	(596)
Total lease expense		$9,745	$10,455

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

		Six months ended December 31,
	Statement of Comprehensive Income Location	2020	2019
Operating lease cost(1)	SG&A	$14,953	$16,191
Financing lease cost
Depreciation of property	SG&A	295	293
Interest on lease liabilities	Interest and other financing costs	8	17
Short-term lease cost(2)	SG&A	480	742
Variable lease cost(3)	SG&A	4,613	4,836
Less: Sublease income	SG&A	(892)	(1,102)
Total lease expense		$19,457	$20,977

(1)	Lease expense for operating leases consists of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term.

(2)	Leases with initial terms of one year or less are not capitalized and instead expensed on a straight-line basis over the lease term.

(3)

Variable lease payments are generally expensed as incurred, where applicable, and include certain index-based changes in rent, certain non-lease components, such as maintenance, real estate taxes, insurance and other services provided by the lessor, and other charges included in the lease.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheets as of December 31, 2020 (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2021 (remaining six months)	$16,408	$160
2022	29,552	78
2023	23,147	39
2024	18,374	19
2025	14,961	8
Thereafter	45,640	-
Total undiscounted future minimum lease payments(1)(2)	148,082	304
Less: imputed interest(3)	(20,541)	(9)
Total present value of lease obligations	$127,541	$295

(1)

Certain operating leases have renewal options and rent escalation clauses as well as various purchase options. We assess these options to determine if we are reasonably certain of exercising these options based on all relevant economic and financial factors. Any options that meet these criteria are included in the lease term at lease commencement.

(2)	Excludes future commitments under short-term lease agreements of $0.3 million as of December 31, 2020 as leases with an initial term of twelve months or less are not recorded on the balance sheet.

(3)	Calculated using the incremental borrowing rate for each lease at lease commencement.

As of  December 31, 2020, we have entered into two additional financing leases for computer equipment, which have not yet commenced and are therefore not part of the tables above nor included in the consolidated balance sheet as property, plant and equipment (assets) and other current and non-current liabilities. The leases commence when we obtain possession of the underlying leased assets which were in January 2021. The leases are for a period of three years and have aggregate undiscounted future rent payments of $1.4 million.

As of December 31, 2020, we did not have any operating leases that had not commenced.

Other supplemental information for our leases is as follows (in thousands):

	Six months ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$16,706	$16,037
Operating cash flows from financing leases	$290	$278
Operating lease assets obtained in exchange for operating lease liabilities	$12,102	$14,326

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(9)	Income Taxes

We recorded income tax expense of $5.3 million and $7.2 million, respectively, for the three and six months ended December 31, 2020 compared with $2.2 million and $6.7 million in the prior year comparable periods. Our consolidated effective tax rate was 23.9% and 21.5% for the three and six months ended December 31, 2020 compared with 23.5% and 24.1% in the prior year comparable periods. Our effective tax rate varies from the 21% federal statutory rate due to state taxes and other nonrecurring events that may not be predictable. The decrease in the effective tax rate during the first half of fiscal 2021 compared with a year ago was due to a $0.9 million reduction in our valuation allowance on deferred tax assets.

As of December 31, 2020, we had $2.2 million of unrecognized tax benefits, of which $2.0 million would reduce our income tax expense and the effective tax rate, if recognized. As of December 31, 2020, we had $0.5 million of unrecognized tax benefits that are expected to decrease in the next 12 months.

(10)	Debt

Total debt obligations consist of the following (in thousands):

	December 31,	June 30,
	2020	2020

Borrowings under revolving credit facility	$-	$50,000
Less current maturities	-	-
Total long-term debt	$-	$50,000

Credit Agreement

On  December 21, 2018, the Company and most of its domestic subsidiaries (the “Loan Parties”) entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and syndication agent and Capital One, National Association, as documentation agent. The Credit Agreement provides for a $165 million revolving credit facility (the “Facility”), subject to borrowing base availability, with the maturity date of December 21, 2023. We incurred financing costs of $0.6 million, which are being amortized as interest expense over the remaining life of the Facility using the effective interest method.

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

Borrowings under the Facility

We borrowed $100.0 million under the Facility in March 2020 and repaid $50.0 million in June 2020 and the remaining $50.0 million in September 2020 using available cash on hand. The borrowings had a weighted average interest rate equal to the one-month LIBOR rate plus a spread using a debt leverage pricing grid. For the six months ended December 31, 2020 we recorded interest expense of $0.4 million on our outstanding debt. Interest expense was $0.1 million for the six months ended December 31, 2019.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

At December 31, 2020 and June 30, 2020, there was $5.0 million and $5.8 million, respectively, of standby letters of credit outstanding under the Facility. Total borrowing base availability under the Facility was $85.3 million at December 31, 2020 and $58.9 million at June 30, 2020. At both December 31, 2020 and June 30, 2020, we were in compliance with all the covenants under the Facility.

(11)	Restructuring and Other Impairment Activities

Restructuring and other impairment charges, net of gains, were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2020	2019	2020	2019
Loss (gain) on sale of property, plant and equipment(1)	$273	$-	$273	$(11,497)
Employee severance costs	150	-	150	-
Impairment of long-lived assets(2)	-	-	623	-
Optimization of manufacturing and logistics	-	(178)	-	462
Total Restructuring and other impairment charges, net of gains	$423	$(178)	$1,046	$(11,035)
Manufacturing overhead costs(3)	-	270	-	1,323
Inventory reserves and write-downs(3)(4)	389	119	389	3,209
Total	$812	$211	$1,435	$(6,503)

(1)

We completed the sale of a previously closed retail property to an independent third party in December 2020 and received $1.3 million in cash less certain adjustments, including $0.1 million in selling and other closing costs. As a result of the sale, the Company recognized a pre-tax loss of $0.3 million in the second quarter of fiscal 2021, which was recorded within the line item Restructuring and other impairment charges, net of gains in the consolidated statements of comprehensive income.

(2)

We recorded a non-cash impairment charge of $0.6 million during the first quarter of fiscal 2021 related to the impairment of long-lived assets held in the retail segment. The asset group used in the impairment analysis, which represented the lowest level for which identifiable cash flows were available and largely independent of the cash flows of other groups of assets, was the individual retail design center. We estimated future cash flows based on design center-level historical results, current trends, and operating and cash flow projections. The impairment charge of $0.6 million was recorded in the consolidated statement of comprehensive income within the line item Restructuring and other impairment charges, net of gains.

(3)	Manufacturing overhead costs and inventory reserves and write-downs are reported within Cost of Sales in the consolidated statements of comprehensive income.

(4)

Based on actual demand and the most current forecasted market conditions, we recorded a non-cash charge of $0.4 million during the second quarter of fiscal 2021 to increase our finished goods inventory obsolescence reserve for certain slow moving and discontinued inventory items. The non-cash inventory write-down was recorded in the consolidated statement of comprehensive income within the line item Cost of Sales.

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

Basic and diluted EPS are calculated using the following weighted average share data (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2020	2019	2020	2019
Weighted average shares outstanding for basic calculation	25,239	26,580	25,209	26,646
Dilutive effect of stock options and other share-based awards	70	32	48	35
Weighted average shares outstanding adjusted for dilution calculation	25,309	26,612	25,257	26,681

Dilutive potential common shares consist of stock options, restricted stock units and performance units.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

As of December 31, 2020 and 2019, total share-based awards of 270,108 and 280,437, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

As of December 31, 2020 and 2019, the number of performance units excluded from the calculation of diluted EPS was 316,445 and 287,287, respectively. Contingently issuable shares with performance conditions are evaluated for inclusion in diluted EPS if, at the end of current period, conditions would be satisfied as if it were the end of the contingency period.

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

The following table sets forth the activity in accumulated other comprehensive loss (in thousands).

	2020	2019
Beginning balance at July 1	$(8,441)	$(5,651)
Other comprehensive income (loss), net of tax	2,532	248
Less AOCI attributable to noncontrolling interests	14	26
Ending balance at December 31	$(5,895)	$(5,377)

(14)	Share-Based Compensation

During the six months ended December 31, 2020 and 2019, we recognized total share-based compensation expense of $0.7 million and $0.1 million, respectively. These amounts have been included in the consolidated statements of comprehensive income within selling, general and administrative expenses. There was no share-based compensation capitalized for the six months ended December 31, 2020 and 2019, respectively.

At December 31, 2020, there were 1,303,638 shares of common stock available for future issuance pursuant to the Ethan Allen Interiors Inc. Stock Incentive Plan (the “Plan”), which provides for the grant of stock options, restricted stock and stock units.

Stock Option Activity

There were no stock option awards granted to employees during the first half of fiscal 2021. In the prior year period, we granted 15,000 stock options with a weighted average exercise price of $18.44 to existing employees of the Company. These stock option awards vest 25% annually on the anniversary date of the grant and are fully vested after four years, expiring ten years from the date of grant.

The Plan also provides for the grant of share-based awards, including stock options, to non-employee directors of the Company. During fiscal 2021, we granted 37,008 stock options at an exercise price of $12.97 to our existing non-employee Directors. In the prior year period, we granted 34,188 stock options at an exercise price of $17.55. These stock options vest in three equal annual installments commencing on the first anniversary of the date of grant so long as the director continues to serve on our Board. All options granted to directors have an exercise price equal to the fair market value of our common stock on the date of grant and remain exercisable for a period of up to ten years, subject to continuous service on our Board.

As of December 31, 2020, $0.2 million of total unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average remaining period of 2.2 years.

Restricted Stock Unit Activity

During the first half of fiscal 2021, we granted 38,000 non-performance based restricted stock units ("RSUs"), with a weighted average grant date fair value of $9.58. The RSUs granted to employees entitle the holder to receive the underlying shares of common stock as the unit vests over the relevant vesting period. The RSUs do not entitle the holder to receive dividends declared on the underlying shares while the RSUs remain unvested and vest in two equal annual installments on the first and second anniversary date of the date of grant. There were no RSUs granted during the first half of fiscal 2020. As of December 31, 2020, $0.7 million of total unrecognized compensation expense related to non-vested restricted stock units is expected to be recognized over a weighted average remaining period of 2.5 years.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Performance Stock Unit Activity

Under the Plan, the Compensation Committee of the Board of Directors was authorized to award common shares to certain employees based on the attainment of certain financial goals over a given performance period. Payout of these grants depends on our financial performance (80%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other peer companies (20%). The performance award opportunity ranges from 50% of the employee's target award if minimum performance requirements are met to a maximum of 125% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years. The number of awards that will vest, as well as unearned and canceled awards, depends on the achievement of certain financial and shareholder-return goals over the three-year performance periods, and will be settled in shares if service conditions are met, requiring employees to remain employed with us through the end of the three-year performance periods. We account for performance stock unit awards as equity-based awards because upon vesting, they will be settled in common shares. We expense as compensation cost the fair value of the shares as of the grant date and amortize expense ratably over the total performance and time vest period, considering the probability that we will satisfy the performance goals.

During the first half of fiscal 2021 we granted 117,338 PSUs. We estimate, as of the date of grant, the fair value of PSUs with a discounted cash flow model, using as model inputs the risk-free rate of return as the discount rate, dividend yield for dividends not paid during the restriction period, and a discount for lack of marketability for a one-year post-vest holding period. The lack of marketability discount used is the present value of a future put option using the Chaffe model. The weighted average assumptions used for the PSUs granted during fiscal 2021 and 2020, respectively, is presented below.

	FY 2021	FY 2020
Volatility	56.0%	30.5%
Risk-free rate of return	0.14%	1.72%
Dividend yield	3.26%	3.97%

Our unrecognized compensation expense as of December 31, 2020, related to PSUs, was $1.2 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted average remaining period of 2.0 years.

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

As of December 31, 2020, the Company operated 144 design centers (our retail segment) and our independent retailers operated 158 design centers. Our wholesale segment net sales include sales to our retail segment, which are eliminated in consolidation, and sales to our independent retailers and other third parties. Our retail segment net sales accounted for 79.7% of our consolidated net sales for the six months ended December 31, 2020 compared to 79.3% a year ago. Our wholesale segment net sales accounted for the remaining 20.3% during fiscal 2021.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Segment information is provided below (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2020	2019	2020	2019
Net sales
Wholesale segment	$101,550	$91,889	$198,884	$193,218
Retail segment	144,818	139,101	262,899	276,367
Elimination of intercompany sales	(67,542)	(56,416)	(131,899)	(121,090)
Consolidated total	$178,826	$174,574	$329,884	$348,495

Income before income taxes
Wholesale segment	$12,720	$5,730	$25,858	$22,658
Retail segment	9,909	(135)	11,892	1,429
Elimination of intercompany profit (a)	(74)	3,609	(3,514)	3,758
Operating income	22,555	9,204	34,236	27,845
Other income (expense), including interest, net	(377)	63	(817)	82
Consolidated total	$22,178	$9,267	$33,419	$27,927

Depreciation and amortization
Wholesale segment	$1,643	$1,750	$3,347	$3,640
Retail segment	2,362	2,704	4,798	4,790
Consolidated total	$4,005	$4,454	$8,145	$8,430

Capital expenditures
Wholesale segment	$2,082	$1,148	$3,124	$2,311
Retail segment	1,357	3,425	2,754	5,676
Consolidated total	$3,439	$4,573	$5,878	$7,987

(a)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.

(in thousands)	December 31,	June 30,
Total Assets	2020	2020
Wholesale segment	$263,365	$255,011
Retail segment	399,647	390,635
Inventory profit elimination (a)	(26,793)	(22,857)
Consolidated total	$636,219	$622,789

(a)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(16)      Commitments and Contingencies

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. We record liabilities for commitments when incurred (specifically, when the goods or services are received). As of June 30, 2020, we had total contractual obligations of $233.4 million, of which $149.7 million related to our operating lease commitments, $50.0 million of long-term debt and $32.9 million of purchase obligations. With the exception of the $50.0 million repayment of our long-term debt in September 2020 and lease payments totaling $16.7 million made to our landlords partially offset by $12.1 million in operating lease assets obtained in exchange for operating lease liabilities and $6.3 million in dividends payable as of December 31, 2020, there were no other material changes in our contractual obligations during the first six months of fiscal 2021.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We are routinely party to various legal proceedings, claims, lawsuits and regulatory examinations that have arisen in the ordinary course of our business, including employment matters, commercial and intellectual property disputes and environmental items. The outcome of litigation and other legal matters is always uncertain. We believe that the Company has valid defenses to the legal matters currently pending against it, is defending itself vigorously and has recorded accruals determined in accordance with GAAP, where appropriate. On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote”, “reasonably possible” or “probable” as defined by ASC 450, Contingencies. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. The liability we may ultimately incur with respect to such litigation matters, in the event of a negative outcome, may be in excess of amounts currently accrued, if any; however, we do not expect that the reasonably possible outcome of these litigation matters would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. Where we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for any potential litigation loss. Although it is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to us, management believes that, based on information available at December 31, 2020, the likelihood is remote that any current pending claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Environmental items typically involve investigations and proceedings concerning air emissions, hazardous waste discharges, and/or management of solid and hazardous wastes. Under applicable environmental laws and regulations, we and/or our subsidiaries are, or  may be, required to remove or mitigate the effects on the environment due to the disposal or release of certain hazardous materials. Based on the present facts, we believe that our facilities are in material compliance with all such applicable laws and regulations and there will be no material adverse effect on our financial position or future results of operations.

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

Our MD&A is presented in the following sections:

-	Forward-Looking Statements
-	Executive Overview including COVID-19 Update
-	Key Metrics
-	Results of Operations
-	Reconciliation of Non-GAAP Financial Measures
-	Liquidity
-	Capital Resources
-	Share Repurchase Program
-	Contractual Obligations
-	Dividends
-	Off-Balance Sheet Arrangements and Other Commitments and Contingencies
-	Foreign Currency
-	Significant Accounting Policies
-	Critical Accounting Estimates
-	Recent Accounting Pronouncements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent management's beliefs and assumptions concerning future events based on information currently available to the Company relating to its future results. Such forward-looking statements are identified in this report by use of certain forward-looking words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “continue,” “may,” “will,” “short-term,” “target,” “outlook,” “forecast,” “future,” “strategy,” “opportunity,” “would,” “guidance,” “non-recurring,” “one-time,” “unusual,” “should,” “likely,” “COVID-19 impact,” and similar expressions and the negatives of such forward-looking words. These forward-looking statements are subject to management decisions and various assumptions about future events, including projections about our future financial growth and trends with respect to our business and results of operations, and are not guarantees of future performance. Actual results could differ materially from those anticipated in the forward-looking statements due to a number of risks and uncertainties including, but not limited to the following: the ongoing global COVID-19 pandemic may continue to materially adversely affect the Company’s business, its results of operations and overall financial performance; additional funding from external sources may not be available at the levels required, or may cost more than expected; declines in certain economic conditions, which impact consumer confidence and consumer spending; an overall decline in the health of the economy and consumer spending may affect consumer purchases of discretionary items; financial or operational difficulties due to competition in the residential furniture industry; a significant shift in consumer preference toward purchasing products online; ability to maintain and enhance the Ethan Allen brand; failure to successfully anticipate or respond to changes in consumer tastes and trends; global and local economic uncertainty may materially adversely affect manufacturing operations or sources of merchandise and international operations; competition from overseas manufacturers and domestic retailers; disruptions in the supply chain; fluctuations in the price, availability and quality of raw materials could result in increased costs or cause production delays; current and former manufacturing and retail operations and products are subject to increasingly stringent environmental, health and safety requirements; the number of manufacturing and logistics sites may increase exposure to business disruptions and could result in higher transportation costs; product recalls or product safety concerns; reliance on information technology systems to process transactions, summarize results, and manage its business and that of certain independent retailers; disruptions in both primary and back-up systems; successful cyber-attacks and the ability to maintain adequate cyber-security systems and procedures; loss, corruption and misappropriation of data and information relating to customers; changes in United States trade and tax policy; reliance on certain key personnel; loss of key personnel or inability to hire additional qualified personnel; additional asset impairment charges that could reduce profitability; access to consumer credit could be interrupted; inability to maintain current design center locations at current costs; failure to successfully select and secure design center locations; changes to tax policies; hazards and risks which may not be fully covered by insurance; possible failure to protect the Company’s intellectual property; and other factors disclosed in Part I, Item 1A. Risk Factors, in our 2020 Annual Report on Form 10-K, and elsewhere here in this Quarterly Report on Form 10-Q.

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

Executive Overview

Who We Are. Founded in 1932, we are a leading interior design company and manufacturer and retailer of quality home furnishings. We are vertically integrated from design through delivery, affording our clientele a value proposition of style, quality and value. We offer complementary interior design service to our clients and sell a full range of furniture products and decorative accents through ethanallen.com and a network of approximately 300 design centers in the United States and abroad. The design centers represent a mix of independent licensees and our own Company-operated retail segment. We own and operate nine manufacturing facilities, including three manufacturing plants, one sawmill, one rough mill and a lumberyard in the United States and two manufacturing plants in Mexico and one manufacturing plant in Honduras. Approximately 75% of our products are made in our North American plants.

Business Model. Our business model is to maintain continued focus on (i) capitalizing on the professional service offered to our customers by our interior design consultants in our retail design centers, (ii) investing in new technologies across key aspects of our vertically integrated business, (iii) utilizing ethanallen.com as a key marketing tool to drive traffic to our design centers, (iv) communicating our messages with strong advertising and marketing campaigns, and (v) leveraging the benefits of our vertical integration by maintaining a strong manufacturing capacity in North America.

Our competitive advantages arise from:

●	providing fashionable high-quality products of the finest craftsmanship;
●	offering complimentary interior design service through our retail network;
●	offering a wide array of custom products across our upholstery, case goods, and accent product categories;
●	use of technology in all aspects of the business; and
●	leveraging our vertically integrated structure.

Marketing. Ethan Allen’s marketing mission statement, “We Make the American HomeTM,” drives home our core brand values. By adopting a fresh, ever-evolving creative approach, we extend the reach of our brand, enhancing its desirability and visibility while driving both new and repeat client traffic to our approximately 300 design centers network-wide and to our primary website, ethanallen.com. We consider the breadth and depth of our product offerings, enhanced by the countless custom options we offer, to be a key competitive advantage. As our e-commerce sales continue increasing at double-digit rates, we have implemented conversion rate optimization updates on both ethanallen.com and ethanallen.ca. We consider our website to be the front door to our brand experience where customers can research our offerings and buy online or engage with an in-store design consultant. Improved on-site search capabilities, expanded Live Chat services, online appointment booking capability, and product listing and display page enhancements have elevated the online user experience. We also invest in targeted search engine optimization and paid search marketing, for both national and local markets, driving both referral traffic to our website and physical traffic to our design centers. Customer acquisition resulting from our digital outreach strategies increased our traffic to the website and e-commerce orders by 194% for the second quarter of 2021. By investing in digital design technologies, we have expanded our virtual design appointment capabilities. EA inHome®, an augmented reality mobile app, empowers clients to preview Ethan Allen products in their homes, at scale, in a variety of fabrics and finishes. With the 3D Room Planner, our designers generate both 2D floor plans and immersive, realistic 3D walk-throughs of the designs they create. These technologies have been pivotal to our ability to serve clients remotely during the ongoing COVID-19 pandemic as remote shopping has gained popularity due to increased restrictions on in-person capacities and social distancing requirements. Clients can shop with confidence, knowing that they are investing in beautiful, cohesive room designs and pieces that suit their space.

Impact of COVID-19 on our Business. The COVID-19 pandemic has resulted in significant economic disruption and adversely impacted our business. For a select period during our third and fourth quarters of fiscal 2020, we temporarily closed our design centers and manufacturing facilities due to the COVID-19 pandemic. As a result, we took several actions to conserve cash in the near term, including the furlough of 70% of our global workforce, the decision by our CEO to temporarily forego his salary through June 30, 2020, a temporary reduction in salaries of up to 40% for all senior management and up to 20% for other salaried employees through June 30, 2020, a temporary reduction of 50% in the cash compensation of the Company’s directors through June 30, 2020, the elimination of all non-essential operating expenses, a delay of capital expenditures, the temporary suspension of the regular quarterly dividend and temporarily halted our share repurchase program. We also borrowed $100 million under our revolving credit facility in March 2020, which was subsequently repaid in full by September 2020, negotiated alternative terms for lease payments and reduced merchandise purchases to lower inventory carrying levels. As of the end of the second quarter of fiscal 2021, our manufacturing facilities and design centers had all re-opened and the majority of our furloughed employees had returned to work. At this time, we believe that we have sufficient liquidity to continue business operations during this volatile period. As the COVID-19 pandemic is complex and rapidly evolving, our plans as described in this report may change. Although we continue to actively manage the impact of the ongoing COVID-19 crisis, we are unable to predict the impact COVID-19 will have on our financial operations in the near and long term. We also continue to actively manage our global supply chain and manufacturing operations, which may be adversely impacted with respect to availability and pricing based on uncontrollable factors. The timing of any future actions in response to COVID-19 is largely dependent on the mitigation of the spread of the virus, status of government orders, directives and guidelines, recovery of the business environment, economic conditions, and consumer demand for our products. Additionally, we continue to follow enhanced health and safety protocols across all locations to ensure our employees and our customers are well-protected.

Fiscal 2021 Second Quarter in Review(1). Despite many challenges due to the ongoing COVID-19 pandemic, we had a strong performance during the quarter. The increased consumer focus on the home has continued a strong demand for our product offerings and design services. With our retail segment written orders, including our e-commerce business, up 44.9%, it led to a record high order backlog at quarter-end. We ended the quarter with a strong balance sheet, including cash on hand of $80.0 million while growing our consolidated gross and operating margins through disciplined cost and expense controls. Net sales increased 2.4% during the second quarter of fiscal 2021 as we began to see increased production in our manufacturing and improvements in our supply chain. Our wholesale segment increased net sales by 10.5% and our retail segment increased 4.1% compared to the prior year quarter. We continued to see written orders accelerate. Our retail segment written orders grew 44.9% in the second quarter as we continue to see increased demand for products in the home category and increased online traffic. Wholesale segment orders, which increased 28.1% during the quarter, while benefitting from the strong retail growth, were negatively impacted by the timing of GSA and other government orders due to COVID-19 pandemic related disruptions that are delaying issuance of new orders. Excluding GSA and other government orders, wholesale segment orders booked were up 39.7% for the second quarter. Wholesale orders from our U.S. independent retailers increased 41.2%, while orders from our international independent retailers contracted 10.8% due to lower sales to China and COVID-19 related economic disruptions in many of the international markets. While the pace of our written business since reopening has lengthened the time between customer orders and delivery, our distribution, manufacturing and logistics teams are working hard to reduces these lead times. Our gross margin increased 80 basis points primarily due to expansion within the wholesale gross margin partially offset by a decrease in the sales mix and COVID-19 related production disruptions in our manufacturing. Operating income increased from 5.3% of sales last year to 12.6% of sales in the current year second quarter. Adjusted operating income, which excludes pre-tax charges from restructuring initiatives, asset impairments and other corporate actions in both periods presented, increased to 13.1% of sales, up from 5.4% of sales last year, primarily due to strong gross margins and cost containment resulting in a 10.8% reduction in operating expenses. Diluted EPS expanded to $0.67 compared with $0.27 a year ago. Adjusted diluted EPS was $0.69, up 155.6% compared with the prior year second quarter. During the second quarter we generated $23.7 million of cash from operating activities and had no outstanding borrowings. In addition, on November 12, 2020, our Board of Directors increased the regular quarterly cash dividend by 19.0% and declared a regular quarterly cash dividend of $0.25 per share, payable on January 21, 2021.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We believe we have an opportunity to continue our growth in sales and profitability due to our strong retail network, the personal service of our interior design professionals, our unique vertical integration whereby 75% of products are made in our North American manufacturing workshops and our national distribution centers delivering product with white glove service to our client’s home. As we head into the 2021 calendar year, we will remain focused on employee safety, continue investing in digital design and interactive communication technologies, growing our business and generating strong cash flow, refining and repositioning our product offerings to reach a larger client base and leveraging our vertical integration.

(1)	Refer to the Regulation G Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of GAAP to adjusted key financial metrics.

CARES Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary suspension of certain payment requirements for the employer-paid portion of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. We elected to defer the employer-paid portion of social security taxes beginning with pay dates on and after March 12, 2020. At December 31, 2020, we deferred a total of $3.9 million in employer-paid social security taxes, of which 50% was recorded on our consolidated balance sheet within Accounts payable and accrued expenses with the remaining balance in Other long-term liabilities because we are not required to pay any portion of the deferred amount until December 31, 2021, at which time 50% is due, with the remaining amount due December 31, 2022.

Key Metrics

A summary of our key financial metrics is presented in the following table (in millions, except per share amounts).

	Three months ended December 31,							Six months ended December 31,
	2020	% of Sales	% Chg	2019	% of Sales	% Chg		2020	% of Sales	% of Chg	2019	% of Sales	% of Chg
Net sales	$178.8	100.0%	2.4%	$174.6	100.0%	(11.5%	)	$329.9	100.0%	(5.3% )	$348.5	100.0%	(9.5%	)
Gross profit	$101.3	56.7%	3.9%	$97.5	55.9%	(10.4%	)	$187.1	56.7%	(2.2% )	$191.3	54.9%	(9.0%	)
Adjusted gross profit(1)	$101.7	56.9%	3.9%	$97.9	56.1%	(10.1%	)	$187.5	56.8%	(4.3% )	$195.9	56.2%	(6.9%	)
Operating income	$22.6	12.6%	145.1%	$9.2	5.3%	(42.9%	)	$34.2	10.4%	23.0%	$27.8	8.0%	(0.3%	)
Adjusted operating income(1)	$23.4	13.1%	146.3%	$9.5	5.4%	(42.2%	)	$35.7	10.8%	64.4%	$21.7	6.2%	(23.1%	)
Net income	$16.9	9.4%	138.3%	$7.1	4.1%	(41.9%	)	$26.2	8.0%	23.8%	$21.2	6.1%	0.8%
Adjusted net income(1)	$17.5	9.8%	139.7%	$7.3	4.2%	(41.2%	)	$26.5	8.0%	59.8%	$16.6	4.7%	(22.1%	)
Diluted EPS	$0.67		148.1%	$0.27		(40.0%	)	$1.04		31.6%	$0.79	0.2%	1.3%
Adjusted diluted EPS(1)	$0.69		155.6%	$0.27		(41.3%	)	$1.05		69.4%	$0.62	0.2%	(21.5%	)
Cash flow from operating activities	$23.7		nm	$(0.0)		(100.1%	)	$65.9		181.8%	$23.4		(25.7%	)
Wholesale written orders			28.1%			(21.8%	)			10.7%			(10.5%	)

(1)	Refer to the Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of GAAP to adjusted key financial metrics.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The components of consolidated net sales and operating income by business segment are presented in the following table (in millions).

	Three months ended December 31,			Six months ended December 31,
	2020	2019	% Chg	2020	2019	% Chg
Net sales
Wholesale segment	$101.6	$91.9	10.5%	$198.9	$193.2	2.9%
Retail segment	144.8	139.1	4.1%	262.9	276.4	(4.9%)
Elimination of intersegment sales	(67.5)	(56.4)		(131.9)	(121.1)
Consolidated net sales	$178.8	$174.6	2.4%	$329.9	$348.5	(5.3%)

Operating income
Wholesale segment	$12.7	$5.7	122.0%	$25.9	$22.7	14.1%
Retail segment	9.9	(0.1)	nm	11.9	1.4	nm
Elimination of intercompany profit (1)	(0.1)	3.6		(3.5)	3.8
Consolidated operating income	$22.6	$9.2	145.1%	$34.2	$27.8	23.0%

(1)	Represents the change in wholesale profit contained in the retail segment inventory existing at the end of the period.

The following table shows our design center information.

	Fiscal 2021			Fiscal 2020
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Design Center activity:
Balance at July 1	160	144	304	158	144	302
New locations	8	-	8	9	5	14
Closures	(10)	-	(10)	(8)	(6)	(14)
Transfers	-	-	-	(1)	1	-
Balance at December 31	158	144	302	158	144	302
Relocations (in new and closures)	-	-	-	1	4	5

Design Center geographic locations:
United States	34	138	172	36	138	174
Canada	-	6	6	-	6	6
China	107	-	107	104	-	104
Other Asia	11	-	11	11	-	11
Europe	1	-	1	1	-	1
Middle East	5	-	5	6	-	6
Total	158	144	302	158	144	302

Results of Operations

For an understanding of the significant factors that influenced our performance for the three and six months ended December 31, 2020 and 2019, respectively, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q ($ in millions, except per share amounts). Unless otherwise noted, all comparisons in the following discussion are from the three- and six-month periods ended December 31, 2020 to the comparable prior fiscal year periods.

Second Quarter ended December 31, 2020 compared with Second Quarter ended December 31, 2019

Consolidated net sales were $178.8 million, an increase of 2.4% compared to the same prior year period. We experienced a strong pace of written orders during the quarter and our manufacturing facilities are making good progress ramping up production to meet this demand after the temporary plant closures in our fourth quarter of fiscal 2020. While our written orders have outpaced current production, we continue to improve capacity and work through existing backlog. However, given our production cycle from written order to delivery, our net sales during the just completed second quarter grew only 2.4%. Due to the impact of COVID-19 and its effects on manufacturing productivity and increased demand on our supply chain, we believe it will take the next couple quarters for manufacturing to catch up to the increase in customer demand.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Wholesale net sales increased 10.5% to $101.6 million primarily due to a 19.7% increase in sales to our Company-operated design centers combined with 33.3% growth in sales to our North American retail network. These increases were partially offset by a 33.4% decline in our contract business sales, including the United States government General Services Administration (“GSA”) contract and a 15.4% decrease in sales to our international retail network primarily as a result of COVID-19 related economic disruptions.

Retail net sales from Company-operated design centers increased 4.1% to $144.8 million. There was a 3.7% increase in net sales in the United States, while net sales from Canadian design centers increased 15.4%. Since all of our design centers have re-opened, whether in-person, by appointment only, or virtually, we have continued to experience strong order trends with written orders up 44.9% in the second quarter compared with a year ago, driven by increased demand for products in the home furnishings category. In addition, our e-commerce business was a strong contributor to retail net sales, growing by 115% year over year, as our online traffic continues to increase. There were 144 Company-operated design centers as of December 31, 2020, the same as at the end of the prior year period.

Gross profit increased 3.9% to $101.3 million compared with the prior year second quarter due to stronger net sales within both the wholesale and retail segments combined with an improved wholesale gross margin. Wholesale gross profit increased year over year primarily due a 10.5% increase in net sales and improved operating efficiencies, which led to gross margin expansion despite plant shutdowns and restrictions related to the ongoing COVID-19 pandemic. Retail gross profit increased due to a 4.1% increase in net shipments.

Gross margin was 56.7% compared with 55.9% a year ago. On an adjusted basis, the current year consolidated gross margin was 56.9% compared to a prior year gross margin of 56.1%. The increase in consolidated gross margin was due to higher productivity in our wholesale manufacturing and a change in the sales mix. Retail sales, as a percentage of total consolidated sales, were 81.0% in the current year second quarter compared with 79.7% a year ago, which positively impacted consolidated gross margin. The wholesale gross margin expanded due to benefits being realized from the prior year optimization project and increased productivity.

Operating expenses decreased to $78.8 million, or 44.1% of net sales, compared with $88.3 million, or 50.6% of net sales last year. The 10.8% decrease in operating expenses was primarily due to lower selling costs and a reduction in general and administrative expenses from less headcount. Retail selling expenses were lower due to less designer selling expenses and lower compensation due to headcount reductions. Wholesale selling costs were down due to a reduction in advertising spending and lower compensation costs due to headcount reductions. Total advertising expenses (combined retail and wholesale) represented 2.8% of net sales compared with 4.8% a year ago due to lower direct mail and National TV advertising spending. General and administrative expenses decreased due to lower compensation costs, reduced travel expenses, occupancy cost savings and lower regional management charges. Restructuring and impairment charges incurred during the second quarter of fiscal 2021 were $0.4 million compared to a benefit of $0.2 million last year.

Operating income was $22.6 million compared with $9.2 million in the prior year second quarter. Adjusted operating income, which excludes the restructuring and impairment charges, was $23.4 million, or 13.1% of net sales compared with $9.5 million, or 5.4% of net sales last year. Higher consolidated net sales of $4.3 million or 2.4% coupled with disciplined cost and expense controls, including strong cost containment measures and expense management, drove operating income growth. While we reduced our workforce by approximately 70% in April 2020, we have been able to bring many associates back. Our ability to operate the business with headcount down 19.2% year over year helped improve our consolidated operating income and margin.

Wholesale operating income was $12.7 million or 12.5% of net sales, an increase compared with $5.7 million or 6.2% of net sales last year largely due to an increase in net sales of $9.7 million or 10.5% and 7.7% less operating expenses. The Company was able to reduce operating expenses primarily due to lower headcount, less marketing costs and actions taken to control and minimize expenditures.

Retail operating income was $9.9 million, or 6.8% of sales, compared with a loss of $0.1 million, or -0.1% of sales, for the prior year period. The retail operating margin increased 690 basis points primarily due to the 4.1% increase in net sales and an 11.9% decrease in operating expenses from lower selling, administrative, occupancy and regional management costs. The decreases within retail operating expenses were due to strong cost control measures implemented, including a 42.2% reduction in retail headcount from a year ago.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Income tax expense was $5.3 million, an increase of $3.1 million from a year ago due to the $12.9 million increase in income before income taxes. Our effective rate was 23.9% in the current year second quarter compared with 23.5% last year.

Net income was $16.9 million compared with $7.1 million last year. Adjusted net income of $17.5 million was up 139.7% from $7.3 million a year ago due to stronger net sales, improved gross margins and strong cost containment measures resulting in a significant reduction in adjusted operating expenses.

Diluted EPS was $0.67 compared with $0.27 per diluted share in the prior year comparable period. Adjusted diluted EPS was $0.69, up 155.6% compared with $0.27 a year ago and driven by improved net sales, gross margin and cost containment measures. Restructuring and other impairment charges negatively impacted diluted EPS by $0.02 during the current year second quarter while the net impact of prior year restructuring and impairment charges were less than $0.01 on diluted EPS.

Six Months ended December 31, 2020 compared with Six Months December 31, 2019

Consolidated net sales were $329.9 million, a decrease of 5.3% compared to the same prior year period. While written orders accelerated with retail segment orders up 25.1% and wholesale segment orders up 10.7% during the first six months of fiscal 2021 compared to the prior year, net sales were down 5.3% primarily due to the continued impact of COVID-19, which caused temporary design center closures in our fourth quarter of fiscal 2020, temporary closures of our manufacturing facilities, and a negative impact on our ability to deliver product to customers. Customer demand continues to outpace product availability even as we continue to increase manufacturing capacity. We resumed production in our North American manufacturing plants during the first quarter of fiscal 2021 and have ramped up to near pre-COVID-19 production levels, which we expect will help reduce the high undelivered order backlogs and delivery lead-times.

Wholesale net sales increased 2.9% to $198.9 million primarily due to an 8.9% increase in sales to our Company-operated design centers combined with 17.0% growth in sales to our North American retail network. These increases were partially offset by a 28.6% decline in sales from our contract business and a 12.1% decrease in sales to our international retail network primarily as a result of COVID-19 related economic disruptions.

Retail net sales from Company-operated design centers decreased 4.9% to $262.9 million. There was a 5.0% decrease in net sales in the United States, while net sales from Canadian design centers increased 0.1%. The decline in retail net sales was primarily due to lower production and supply chain disruptions within manufacturing as a result of COVID-19 resulting in delays in order fulfillment which has led to higher retail order backlogs.

Gross profit decreased 2.2% to $187.1 million compared with the prior year due to lower retail net sales of $13.5 million partially offset by an increase in wholesale net sales of $5.7 million.

Gross margin was 56.7% compared with 54.9% a year ago. On an adjusted basis, the current year gross margin was 56.8% compared to a prior year gross margin of 56.2%. The 60-basis point increase in consolidated adjusted gross margin during fiscal 2021 was due to higher wholesale productivity and change in the sales mix. Wholesale productivity improved due to benefits being realized from the prior year manufacturing and logistics optimization project. Restructuring charges in the prior year second quarter, which included the write-off of inventory, higher unfavorable manufacturing variances and incremental freight and relocation costs, negatively impacted our consolidated gross margin by 130 basis points.

Operating expenses decreased to $152.9 million, or 46.3% of net sales, compared with $163.5 million, or 46.9% of net sales last year. Included in prior year operating expenses was a gain of $11.5 million from the sale of the Passaic, New Jersey property. Operating expenses decreased during fiscal 2021 due to lower selling costs and a reduction in general and administrative expenses. Retail selling expenses were lower due to less warehouse and delivery expenses from a reduced volume of shipments, less designer selling expenses and lower compensation due to headcount reductions. Wholesale selling costs were down due to a reduction in advertising spend and lower compensation costs. Total advertising expenses (combined retail and wholesale) represented 3.4% of net sales compared with 4.5% last year. General and administrative expenses decreased due to lower compensation costs coupled with lower occupancy costs, reduced travel expenses and less regional management charges. Restructuring and impairment charges incurred during the first half of fiscal 2021 were $1.0 million compared to a benefit of $11.0 million last year.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Operating income totaled $34.2 million compared with $27.8 million a year ago. Adjusted operating income, which excludes restructuring and impairment charges (gains), was $35.7 million, or 10.8% of net sales in the current year compared with $21.7 million, or 6.2% of net sales last year. Strong cost containment measures, including improved expense management and reduced headcount, drove operating income growth. These benefits to operating income were partially offset by the 5.3% decline in consolidated net sales.

Wholesale operating income totaled $25.9 million compared with $22.7 million last year. Adjusted wholesale operating income, which includes restructuring and impairment charges (gains), was $26.2 million, or 13.2% of net sales in the current year compared with $16.4 million, or 8.5% of net sales last year. The 60.4% increase in adjusted wholesale operating income was primarily due to a 2.9% increase in net sales, expanded wholesale adjusted gross profit from increased production and the prior year optimization project, lower wholesale compensation within general and administrative expenses from reduced headcount and lower advertising costs. The Company was able to reduce adjusted operating expenses by 9.3% primarily due to lower headcount, less marketing costs and actions taken to control and minimize expenditures.

Retail operating income was $11.9 million compared with $1.4 million for the prior year period. Adjusted retail operating income, which includes restructuring and impairment charges, was $12.9 million, or 4.9% of net sales in the current year compared with $1.6 million, or 0.6% of net sales last year. The increase in retail operating income of $11.4 million was due to our ability to reduce retail operating expenses by 13.4% year over year, including lower selling, administrative, occupancy and regional management costs. These benefits were partially offset by a 4.9% reduction in net sales.

Income tax expense was $7.2 million compared with $6.7 million a year ago. Income tax expense was higher due to the $5.5 million increase in income before income taxes partially offset by a $0.9 million reduction to our valuation allowance on retail segment deferred tax assets. Our effective rate was 21.5% in the current year first half compared with 24.1% last year due to the discrete tax benefit related to a reduction in our valuation allowance on retail deferred tax assets.

Net income was $26.2 million compared with $21.2 million last year. Adjusted net income of $26.5 million was up 59.8% from $16.6 million a year ago due to an expanded wholesale gross profit from optimization efficiencies, strong cost containment measures resulting in a significant reduction in adjusted operating expenses and improving production and delivery of products to our customers. While net sales decreased 5.3% during the first half of fiscal 2021, the second quarter net sales improved 2.4%, which helped improve gross profit, operating income and net income.

Diluted EPS was $1.04 compared with $0.79 per diluted share in the prior year comparable period. Adjusted diluted EPS was $1.05, up 69.4% compared with $0.62 in the prior year. Restructuring and impairment charges, net of the valuation allowance tax benefit, negatively impacted diluted EPS by $0.01 during fiscal 2021. The gain on the sale of the Passaic, New Jersey property partially offset with other fiscal 2020 restructuring activities and corporate actions increased diluted EPS by $0.17 in the prior year.

Reconciliation of Non-GAAP Financial Measures

To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures, including adjusted gross profit and margin, adjusted operating income, adjusted wholesale operating income and margin, adjusted retail operating income and margin, adjusted net income and adjusted diluted earnings per share. The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in tables below.

These non-GAAP measures are derived from the consolidated financial statements but are not presented in accordance with GAAP. We believe these non-GAAP measures provide a meaningful comparison of our results to others in our industry and our prior year results. Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

Despite the limitations of these non-GAAP financial measures, we believe these adjusted financial measures and the information they provide are useful in viewing our performance using the same tools that management uses to assess progress in achieving our goals. Adjusted measures may also facilitate comparisons to our historical performance.

The following tables below show a reconciliation of non-GAAP financial measures used in this filing to the most directly comparable GAAP financial measures.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(In thousands, except per share data)	Three months ended			Six months ended
	December 31,			December 31,
	2020	2019	% Chg	2020	2019	%Chg
Consolidated Adjusted Gross Profit / Gross Margin
GAAP Gross profit	$101,332	$97,521	3.9%	$187,102	$191,315	(2.2%)
Adjustments (pre-tax) *	389	389		389	4,529
Adjusted gross profit *	$101,721	$97,910	3.9%	$187,491	$195,844	(4.3%)
Adjusted gross margin *	56.9%	56.1%		56.8%	56.2%

Consolidated Adjusted Operating Income / Operating Margin
GAAP Operating income	$22,555	$9,204	145.1%	$34,236	$27,845	23.0%
Adjustments (pre-tax) *	812	284		1,435	(6,144)
Adjusted operating income *	$23,367	$9,488	146.3%	$35,671	$21,701	64.4%

Consolidated Net sales	$178,826	$174,574	2.4%	$329,884	$348,495	(5.3%)
GAAP Operating margin	12.6%	5.3%		10.4%	8.0%
Adjusted operating margin *	13.1%	5.4%		10.8%	6.2%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income	$16,883	$7,086	138.3%	$26,236	$21,192	23.8%
Adjustments, net of tax *	613	214		215	(4,639)
Adjusted net income	$17,496	$7,300	139.7%	$26,451	$16,553	59.8%
Diluted weighted average common shares	25,309	26,612		25,257	26,681
GAAP Diluted EPS	$0.67	$0.27	148.1%	$1.04	$0.79	31.6%
Adjusted diluted EPS *	$0.69	$0.27	155.6%	$1.05	$0.62	69.4%

Wholesale Adjusted Operating Income / Adjusted Operating Margin
Wholesale GAAP operating income	$12,720	$5,730	122.0%	$25,858	$22,658	14.1%
Adjustments (pre-tax) *	389	284		389	(6,292)
Adjusted wholesale operating income *	$13,109	$6,014	118.0%	$26,247	$16,366	60.4%
Wholesale net sales	$101,550	$91,889	10.5%	$198,884	$193,218	2.9%
Wholesale GAAP operating margin	12.5%	6.2%		13.0%	11.7%
Adjusted wholesale operating margin *	12.9%	6.5%		13.2%	8.5%

Retail Adjusted Operating Income / Adjusted Operating Margin
Retail GAAP operating income (loss)	$9,909	$(135)	nm	$11,892	$1,429	732.2%
Adjustments (pre-tax) *	423	-		1,046	148
Adjusted retail operating income (loss) *	$10,332	$(135)	nm	$12,938	$1,577	720.4%
Retail net sales	$144,818	$139,101	4.1%	$262,899	$276,367	(4.9%)
Retail GAAP operating margin	6.8%	(0.1%)		4.5%	0.5%
Adjusted retail operating margin *	7.1%	(0.1%)		4.9%	0.6%

* Adjustments to reported GAAP financial measures including gross profit and margin, operating income and margin, net income, and diluted EPS have been adjusted by the following:

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

	Three months ended		Six months ended
(In thousands)	December 31,		December 31,
	2020	2019	2020	2019
Inventory reserves and write-downs (wholesale)	$389	$119	$389	$3,209
Manufacturing overhead costs and other (wholesale)	-	270	-	1,320
Adjustments to gross profit	$389	$389	$389	$4,529

Inventory reserves and write-downs (wholesale)	$389	$119	$389	$3,209
Optimization of manufacturing and logistics (wholesale)	-	92	-	1,785
Gain on sale of Passaic, New Jersey property (wholesale)	-	-	-	(11,497)
Severance and other professional fees (wholesale)	-	73	-	211
Gain on sale of property, plant and equipment (retail)	273	-	273	-
Retail acquisition costs, severance and other charges (retail)	150	-	150	148
Impairment of long-lived assets (retail)	-	-	623	-
Adjustments to operating income	$812	$284	$1,435	$(6,144)
Adjustments to income before income taxes	$812	$284	$1,435	$(6,144)
Related income tax effects on non-recurring items(1)	(199)	(70)	(352)	1,505
Income tax benefit from valuation allowance adjustment	-	-	(868)	-
Adjustments to net income	$613	$214	$(215)	$(4,639)

(1)	Calculated using a tax rate of 24.5% in all periods presented.

Liquidity

At December 31, 2020, we held cash and cash equivalents of $80.0 million compared with $72.3 million at June 30, 2020. Our principal sources of liquidity include cash and cash equivalents, cash flow from operations and amounts available under our credit facility. Cash and cash equivalents aggregated to 12.6% of our total assets at December 31, 2020, compared with 4.6% of our total assets a year ago and 11.6% at June 30, 2020. Our cash and cash equivalents increased $7.8 million during the first six months of fiscal 2021 due to net cash provided by operating activities of $65.9 million, partially offset by our repayment of 100% or $50.0 million of our outstanding borrowings under our existing credit facility in September 2020, capital expenditures of $5.9 million and cash dividends paid of $5.3 million.

A summary of net cash provided by (used in) operating, investing and financing activities for the six months ended December 31, 2020 and 2019 is provided below (in millions):

	Six months ended
	December 31,
	2020	2019
Operating activities
Net income	$26.2	$21.2
Non-cash operating lease cost	15.0	16.2
Other non-cash items, including depreciation and amortization	9.6	2.5
Restructuring payments	-	(5.0)
Change in working capital	15.1	(11.5)
Total provided by operating activities	$65.9	$23.4

Investing activities
Proceeds from the disposal of property, plant and equipment	$1.2	$12.4
Capital expenditures	(5.9)	(8.0)
Acquisitions, net of cash acquired	-	(1.3)
Other investing activities	-	0.1
Total (used in) provided by investing activities	$(4.7)	$3.2

Financing activities
Payments on borrowings	$(50.0)	$-
Payment of cash dividends	(5.3)	(10.7)
Proceeds from employee stock plans	1.6	0.1
Repurchases of common stock	-	(8.2)
Other financing activities	(0.2)	(0.3)
Total used in financing activities	$(53.9)	$(19.1)

Cash Provided by (Used in) Operating Activities. We generated $65.9 million in cash from operating activities during the first six months of fiscal 2021, a 181.8% increase over the prior year primarily due to improved working capital and lower restructuring payments. Strong cash flow generation from positive working capital changes were due to higher customer deposits and the timing of accounts payable partially offset by lower collections on receivables and timing of prepaid expenses. Written order growth over the past six months has significantly outpaced net shipments, leading to a higher customer deposit balance. Restructuring payments in the prior year first six months of $5.0 million were made in connection with our previously announced optimization of manufacturing and logistics activities as well as other exit and relocation costs.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash Provided by (Used in) Investing Activities. Cash used in investing activities of $4.7 million was for capital expenditures during the first six months of fiscal 2021 partially offset by proceeds from the sale of property, plant and equipment. We completed the sale of a previously closed retail property to an independent third party in December 2020 and received $1.3 million in cash less $0.1 million in selling and other closing costs. In the prior year first six months, investing activities provided cash of $3.2 million due to $11.6 million in proceeds received from the sale of the Passaic, New Jersey property during September 2019 partially offset by capital expenditures of $8.0 million and retail design center acquisitions. Cash paid to acquire design centers from our independent retailers in arm’s length transactions totaled $1.3 million a year ago.

Cash Provided by (Used in) Financing Activities. Cash used in financing activities was $53.9 million during the first six months of fiscal 2021 compared with $19.1 million in the prior year first six months. The significant increase in cash used by financing activities was due to the $50.0 million repayment of our borrowings under the revolving credit facility partially offset by lower purchases of company stock, less cash dividends paid and proceeds received from employee stock option exercises. The temporary suspension of our regular quarterly cash dividend during the fourth quarter of fiscal 2020 was lifted and on August 4, 2020, our Board of Directors reinstated the regular quarterly cash dividend of $0.21 per share payable to shareholders of record as of October 8, 2020 and was paid on October 22, 2020. On November 12, 2020 our Board of Directors declared a regular quarterly cash dividend of $0.25 per share payable on January 21, 2021 to shareholders of record as of January 7, 2021. Our policy is to issue quarterly dividends, and we expect to continue to declare and pay comparable quarterly dividends for the foreseeable future, business conditions permitting. We repurchased 545,727 shares under our existing share repurchase program during the first six months of fiscal 2020 at an average price of $18.38 per share. There were no share repurchases during the fiscal 2021 year-to-date period.

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

Included in our cash and cash equivalents is $4.6 million and $3.4 million at December 31, 2020 and June 30, 2020, respectively, held by foreign subsidiaries, a portion of which we have determined to be indefinitely reinvested.

Capital Resources

Capital Expenditures. Capital expenditures in the first six months of fiscal 2021 were $5.9 million compared with $8.0 million in the prior year period. In our initial response to the COVID-19 health crisis, we took immediate action and made adjustments to our business operations, including delaying investments and capital expenditures, which led to a reduction in our spending. The decrease of $2.1 million from the prior year related primarily to lower spending of $2.9 million on retail design center openings, relocations and improvements, as well as the prior year conversion of our Old Fort, North Carolina facility into a distribution center, partially offset by expansion of our existing Maiden, North Carolina manufacturing campus. Approximately 47% of our total capital expenditures during fiscal 2021 related to opening new and relocating design centers in desirable locations, updating existing design center presentations and floor plans and renovating home delivery centers. An additional 30% of our capital expenditures was for manufacturing expansion and improvements while the remaining 23% was investments in additional technology and system development to improve existing workflows. Given the pace at which business conditions are evolving in response to the COVID-19 health crisis, we may adjust our level of capital expenditures through the remainder of fiscal 2021. We have no material contractual commitments outstanding for future capital expenditures and anticipate that cash from operations will be sufficient to fund future capital expenditures.

Capital Needs. During December 2018 we entered into a five-year, $165 million senior secured revolving credit facility, which amended and restated the previously existing facility. During March 2020, we borrowed a total of $100 million under the credit facility, repaid $50 million in June 2020 and the remaining $50 million in September 2020 from available cash. Prior to March 2020, there were no borrowings outstanding under the credit facility. We had elected to draw down on the credit facility to increase our cash position as a precautionary measure and to preserve financial flexibility in consideration of the disruption and uncertainty surrounding the ongoing COVID-19 pandemic. Strong cash flow generation over the past six months allowed us to repay 100% of our borrowings and still end the quarter with a cash on hand balance of $80.0 million.

Letters of Credit - At December 31, 2020 and June 30, 2020, there was $5.0 million and $5.8 million, respectively, of standby letters of credit outstanding under the revolving credit facility.

Total availability under the credit facility was $85.3 million at December 31, 2020 and $58.9 million at June 30, 2020. At December 31, 2020 and June 30, 2020, we were in compliance with all the covenants under the revolving credit facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Share Repurchase Program

There were no share repurchases under our existing multi-year share repurchase program (the “Share Repurchase Program”) during the first six months of fiscal 2021. In the first half of last year, we repurchased 545,727 shares under the program at an average price of $18.38 per share. At December 31, 2020, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to our program. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility in consideration of the COVID-19 pandemic. There is no expiration date on the repurchase authorization.

Contractual Obligations

Fluctuations in our operating results, levels of inventory on hand, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of June 30, 2020, we had total contractual obligations of $233.4 million, of which $149.7 million related to our operating lease commitments, $50.0 million of long-term debt and $32.9 million of purchase obligations. With the exception of the $50.0 million repayment of our long-term debt in September 2020 and lease payments totaling $16.7 million made to our landlords partially offset by $12.1 million in operating lease assets obtained in exchange for operating lease liabilities and $6.3 million in dividends payable as of December 31, 2020, there were no other material changes in our contractual obligations during the first six months of fiscal 2021.

Dividends

At the quarterly Board of Directors meeting held on April 28, 2020, our Board temporarily suspended the Company’s regular quarterly cash dividend due to the COVID-19 impact. Subsequently, our Board of Directors met with management to review the effects of the COVID-19 pandemic on the business and determined that it was appropriate to return capital to shareholders in the form of a quarterly cash dividend equal to the pre-COVID-19 level of $0.21 per share. As such, on August 4, 2020, our Board of Directors reinstated the regular quarterly cash dividend and declared a regular quarterly cash dividend of $0.21 per share. The cash dividend of $5.3 million was paid on October 22, 2020, to common stockholders of record on October 8, 2020.

On November 12, 2020 our Board of Directors increased the regular quarterly cash dividend by 19.0% and declared a regular quarterly cash dividend of $0.25 per share, payable on January 21, 2021, to shareholders of record as of January 7, 2021. We will continue to monitor the pace of business as it relates to future dividends and any future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us, subject to final determination by our Board of Directors.

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

Foreign Currency

Foreign currency exchange risk is primarily limited to our Company-operated retail design centers located in Canada and our manufacturing plants in Mexico and Honduras, as substantially all purchases of imported parts and finished goods are denominated in U.S. dollars. The financial statements of these foreign locations are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Translation gains and losses that arise from translating assets, liabilities, revenues and expenses of foreign operations are recorded in accumulated other comprehensive (loss) income as a component of shareholders’ equity. Foreign exchange gains or losses resulting from market changes in the value of foreign currencies did not have a material impact during any of the periods presented in this Quarterly Report on Form 10-Q.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Significant Accounting Policies

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included in our 2020 Annual Report on Form 10-K. There have been no changes in our significant accounting policies during the first six months of fiscal 2021 from those disclosed in our 2020 Annual Report on Form 10-K.

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

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the first six months of fiscal 2021 from those disclosed in our 2020 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, to the consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to a variety of risks, including fluctuations in interest rates and foreign currency exchange rates, that could impact our financial position and results of operations.

Interest Rate Risk

Debt. Interest rate risk exists primarily through our borrowing activities. We utilize U.S. dollar denominated borrowings to fund substantially all our working capital and investment needs. At December 31, 2020, we did not have any debt obligations (fixed or floating-rate) outstanding under our revolving credit facility. It is anticipated that the fair market value of any future debt under the credit facility will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of such debt would be significantly impacted by current market events. Previous borrowings under the credit facility during fiscal 2020 had an interest rate equal to the one-month LIBOR plus a spread using a debt leverage pricing grid. For the three and six months ended December 31, 2020, we recorded interest expense of $0.3 million, respectively, on our outstanding debt amounts. We currently do not engage in any interest rate hedging activity and we have no intention of doing so in the foreseeable future. A hypothetical 100 basis point change (up or down) in the one-month LIBOR rate would not have a material effect on our consolidated results of operations and financial condition.

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

Foreign Currency Exchange Risk

Foreign currency exchange risk is primarily limited to our Company-operated retail design centers located in Canada and our manufacturing plants in Mexico and Honduras, as substantially all purchases of imported parts and finished goods are denominated in United States dollars. As such, foreign exchange gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on our consolidated results of operations. A decrease in the value of foreign currencies relative to the U.S. dollar may affect the profitability of our vendors, but as we employ a balanced sourcing strategy, we believe any impact would be moderate relative to peers in our industry. A hypothetical 10% weaker United States dollar against all foreign currencies at December 31, 2020 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and we have no intention of doing so in the foreseeable future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer (principal executive officer) and the Executive Vice President, Administration and Chief Financial Officer (principal financial officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective in ensuring that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes during the first six months of fiscal 2021 to the matters discussed in Part I, Item 3 - Legal Proceedings in our 2020 Annual Report on Form 10-K.

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

There were no material changes during the first six months of fiscal 2021 to the risk factors associated with our business as previously identified in our 2020 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c) Issuer Purchases of Equity Securities

Our Board of Directors has authorized management, at its discretion, to make repurchases of its common stock in the open market and through privately negotiated transactions, subject to market conditions, pursuant to our previously announced repurchase program. At December 31, 2020, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to our program. There were no share repurchases under the program during the quarter ended December 31, 2020. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchases, if any, will be determined by our officers at their discretion, and as permitted by securities laws, covenants under existing bank agreements and other legal and contractual requirements, and will be based on a number of factors, including an evaluation of general market and economic conditions and the trading price of the common stock. The share repurchase program may be suspended or discontinued at any time without prior notice.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 6. Exhibits

(a)	Exhibits

The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-11692	3(a)	11/18/2016
3.2	Amended and Restated By-Laws of the Company	8-K	001-11692	3(d)	11/18/2016
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: January 28, 2021	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: January 28, 2021	BY: /s/ Corey Whitely
Corey Whitely
Executive Vice President, Administration and Chief Financial Officer
(Principal Financial Officer)